Form 10-Q
period 2005-06-30
Expedia, Inc.
filed 2005-08-12
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

Commission File Number 000-51447

EXPEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2705720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3150 139th Avenue SE Bellevue, WA	98005
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (425) 679-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s stock as of July 31, 2005, was 100 shares of common stock at $0.001 par value.

Expedia, Inc.

Form 10-Q

For the Quarter Ended June 30, 2005

Contents

Page
Part I – Financial Information

Item 1. Unaudited Financial Statement

Balance Sheet as of June 30, 2005	3

Notes to Balance Sheet	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 4. Controls and Procedures	7

Part II – Other Information

Item 6. Exhibits	8

Signature	9

Certifications

Part I, Item 3, and Part II, Items 1, 2, 3, 4 and 5 are not applicable and therefore are not included in this Form 10-Q.

Part I. Financial Information

Item 1.	Unaudited Financial Statement

Expedia, Inc.

Balance Sheet

(Unaudited)

June 30, 2005
ASSET
CURRENT ASSET
Cash	$100

TOTAL ASSET	$100

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value per share, 300 shares authorized, 100 shares issued and outstanding	$—
Class B common stock, $0.001 par value per share, 400 shares authorized, 0 shares issued and outstanding	—
Preferred stock, $0.001 par value per share, 300 shares authorized, 0 shares issued and outstanding	—
Additional paid in capital	100

TOTAL STOCKHOLDER’S EQUITY	$100

See accompanying Notes to Balance Sheet (Unaudited).

Part I. Financial Information

Item 1.	Unaudited Financial Statement

CONTINUED

Notes to Balance Sheet

(Unaudited)

Organization – The Spin-Off

On December 21, 2004, IAC/InterActiveCorp. (“IAC”) announced its plan to separate into two independent public companies to better achieve certain strategic objectives of its businesses. We refer to this transaction as the “Spin-Off” and the new company that holds the travel and travel-related businesses of IAC as “Expedia, Inc.” Expedia, Inc. consists of IAC’s travel and travel-related businesses, subsidiaries and investments (other than Interval International and TV Travel Shop, which IAC will retain) and TripAdvisor, Inc., which we refer to collectively as the “Expedia businesses”. In connection with the Spin-Off, Expedia, Inc. was incorporated as a Delaware corporation in April 2005.

On July 19, 2005, at IAC’s annual meeting of stockholders, IAC’s stockholders approved the Spin-Off of Expedia, Inc. and the related proposals submitted. On August 9, 2005, prior to the start of trading, the Spin-Off was completed, and IAC and Expedia, Inc. began trading as independent public companies on that date. Expedia, Inc. trades on The Nasdaq Stock Market, Inc. under the symbol “EXPE.”

The balance sheet of Expedia, Inc. as of June 30, 2005, represents the amount of initial capitalization upon the incorporation of Expedia, Inc.

Combined Financial Data

The combined financial data presented in the table below assumes the following:

•	the contribution or other transfer of all of the subsidiaries and assets relating to the Expedia businesses to Expedia, Inc.,

•	the assumption by Expedia, Inc. or one of its subsidiaries of all of the liabilities relating to the Expedia businesses, and

•	the allocation to Expedia, Inc. of certain IAC corporate expenses relating to the Expedia businesses for certain periods, certain of which to occur in connection with the Spin-Off and certain of which will be governed by the terms of a separation agreement between Expedia, Inc. and IAC. For a description of the Separation Agreement, please refer to the Registration Statement on Form S-4/A (Commission file number 333-124303-01) filed jointly by IAC and Expedia, Inc. on June 17, 2005, with the Securities and Exchange Commission (“SEC”).

Accordingly, the combined financial data of Expedia, Inc. reflects the historical financial position, results of operations, invested equity and cash flows of each of the Expedia businesses since their respective dates of acquisition by IAC. The combined financial data was determined using IAC historical consolidated financial statements and accounting records, and the historical results of operations and historical bases of the assets and liabilities of the Expedia businesses, except that income taxes have been computed for Expedia, Inc. on a separate tax return basis for purposes of the combined financial data. The financial data was prepared on a combined, rather than a consolidated, basis because as of June 30, 2005, no direct ownership relationship existed among any or all of the businesses that will comprise Expedia, Inc. after the Spin-Off. Significant intercompany transactions and accounts have been eliminated in the combined financial data. To reflect the legal form of IAC’s and its subsidiaries’ ownership of the Expedia businesses, the combined financial data present IAC’s and its subsidiaries’ net investment in Expedia, Inc. as invested equity in lieu of stockholder’s equity.

Part I. Financial Information

Item 1.	Unaudited Financial Statement

CONTINUED

Expedia, Inc.’s management believes that the assumptions underlying the combined financial data of Expedia, Inc. and Subsidiaries are reasonable. However, this combined financial data does not necessarily reflect the future financial position of Expedia, Inc. and Subsidiaries, or the results of its future operations and cash flows, nor does it reflect what the historical financial position, results of operations and cash flows of Expedia, Inc. and Subsidiaries would have been if the Expedia businesses had been a stand alone company during the periods presented.

Expedia, Inc. and Subsidiaries

Combined Financial Data

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004 (2)	2005 (1)	2004 (2)
	(in thousands)
Statements of Operations Data:
Revenue	$555,007	$486,959	$1,040,053	$900,221
Operating income	96,379	73,522	162,704	90,199
Net income	73,432	48,542	121,461	61,261
Statements of Cash Flow Data:
Net cash provided by (used in):
Operating activities			$783,450	$657,132
Investing activities			(13,663)	439,062
Financing activities			(594,968)	(946,990)

			June 30, 2005	December 31, 2004
			(in thousands)
Balance Sheets Data:
Current assets			$3,068,564	$2,245,857
Total assets			10,302,609	9,537,187
Current liabilities			1,515,495	982,179
Long term liabilities and minority interest			467,730	402,379
Invested equity			8,319,384	8,152,629

(1)	Includes the results of eLong, Inc. since January 2005, when we acquired a majority interest in eLong, Inc., and Premier Getaways since acquisition on February 16, 2005.

(2)	Includes the results of Activity World since acquisition on April 5, 2004, Egencia (Expedia Corporate Travel Europe) since acquisition on April 16, 2004, and TripAdvisor, Inc. since acquisition on April 27, 2004.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the quarter ended June 30, 2005, Expedia, Inc. did not have any operating activities, other than the initial capitalization to incorporate as a Delaware corporation in April 2005. Therefore, a Statement of Operations, Statement of Stockholder’s Equity and Statement of Cash Flows has not been included in this Form 10-Q. For information about the Spin-Off, see “Notes to Balance Sheet, Organization – The Spin-Off.”

Part I. Financial Information

Item 4.	Controls and Procedures

We monitor and evaluate on an ongoing basis our disclosure controls and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations in the period covered by this report, we have modified and refined our internal processes as conditions have warranted.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(d) of the Exchange Act, we, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the period covered by this report.

Part II. Other Information

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2005	Expedia, Inc., Registrant

	By:	/S/ DARA KHOSROWSHAHI
Dara Khosrowshahi
Chief Executive Officer