Form 10-Q
period 2005-09-30
Expedia, Inc.
filed 2005-11-14
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Commission File Number 000-51447

EXPEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2705720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3150 139th Avenue SE

Bellevue, WA 98005

(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code: (425) 679-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

The number of shares outstanding of the registrant’s stock as of October 31, 2005 was 343,036,862 consisting of 317,436,018 of common stock, 25,599,998 Class B common stock and 846 Series A preferred stock.

Expedia, Inc.

Form 10-Q

For the Quarter Ended September 30, 2005

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	$584,653	$503,793	$1,624,706	$1,404,014
Cost of revenue	128,072	104,722	360,474	293,952

Gross profit	456,581	399,071	1,264,232	1,110,062
Operating expenses:
Selling and marketing	185,421	177,863	542,173	523,999
General and administrative	58,895	39,154	146,209	113,976
Technology and content	28,741	22,444	81,349	61,686
Amortization of non-cash distribution and marketing	5,138	3,256	9,055	13,027
Amortization (benefit) of non-cash compensation	(1,009)	44,350	79,899	134,394
Amortization of intangibles	30,756	31,743	94,204	92,520

Operating income	148,639	80,261	311,343	170,460
Other income (expense):
Interest income:
Interest income from IAC/InterActiveCorp	15,316	7,656	40,089	17,407
Other, net	2,652	1,647	7,390	6,204
Write-off of long-term investment	(23,426)	—	(23,426)	—
Other	7,379	5,398	11,889	2,906

Total other income, net	1,921	14,701	35,942	26,517

Earnings before income taxes and minority interest	150,560	94,962	347,285	196,977
Income tax expense	(69,026)	(37,455)	(143,895)	(77,737)
Minority interest in loss of consolidated subsidiaries	501	585	106	113

Net income	$82,035	$58,092	$203,496	$119,353

Net earnings per share available to common stockholders:
Basic	$0.24	$0.17	$0.61	$0.36
Diluted	$0.23	$0.17	$0.59	$0.35
Shares used in computing earnings per share:
Basic	336,409	335,540	335,833	335,540
Diluted	353,351	340,549	344,819	340,549

See notes to consolidated financial statements.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$227,875	$154,957
Restricted cash and cash equivalents	32,800	600
Marketable securities	25	1,000
Accounts and notes receivable, net of allowance of $4,026 and $2,338	180,622	143,905
Receivables from IAC/InterActiveCorp and subsidiaries	—	1,874,745
Deferred income taxes	8,874	8,696
Prepaid merchant bookings	52,868	28,151
Prepaid expenses	61,640	33,803

Total current assets	564,704	2,245,857
Property and equipment, net	85,866	81,426
Long-term investments and other	45,717	140,432
Intangible assets, net	1,204,757	1,279,361
Goodwill	5,875,132	5,790,111

TOTAL ASSETS	$7,776,176	$9,537,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$650,536	$429,739
Accounts payable, trade	127,908	98,666
Deferred merchant bookings	559,051	361,199
Deferred revenue	7,847	5,353
Income tax payable	7,716	421
Other current liabilities	88,148	86,801

Total current liabilities	1,441,206	982,179
Deferred income taxes	381,463	333,696
Derivative liabilities	91,407	12,812
Other long-term liabilities	38,450	37,436
Minority interest	71,070	18,435
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000,000
Shares issued and outstanding: 846
Common stock $.001 par value	318	—
Authorized shares: 1,600,000,000
Shares issued: 318,252,719
Shares outstanding: 317,069,443
Class B common stock $.001 par value	26	—
Authorized shares: 400,000,000
Shares issued and outstanding: 25,599,998
Invested capital	—	8,118,961
Additional paid-in capital	5,737,478	—
Treasury stock - Common stock, at cost
Shares: 1,183,276	(25,178)	—
Retained earnings	39,744	—
Accumulated other comprehensive income	192	33,668

Total stockholders’ equity	5,752,580	8,152,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,776,176	$9,537,187

See notes to consolidated financial statements.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

EXPEDIA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

(unaudited)

	Invested Equity	Preferred Stock		Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2004	$8,118,961	—	$—	—	$—	—	$—	$—	$—	$—	$33,668	$8,152,629
Comprehensive income:
Net income prior to Spin-Off	163,752											163,752
Net income after Spin-Off										39,744		39,744
Net loss on derivative contracts											(2,195)	(2,195)
Reversal of unrealized gains on available for sale security upon a business acquisition											(27,182)	(27,182)
Currency translation adjustment											(4,099)	(4,099)

Total comprehensive income												170,020

Contribution from IAC/InterActiveCorp, net of extinguishment of intercompany amounts	(2,487,136)											(2,487,136)
Capitalization as a result of the Spin-Off from IAC/InterActive Corp	(5,795,577)							5,795,577				—
Issuance of preferred stock, common stock and Class B common stock at Spin-Off		846	—	315,140,609	315	25,599,998	26	(341)				—
Initial recognition of derivative liability to IAC/InterActiveCorp								(101,600)				(101,600)
Proceeds from exercise of equity instruments				3,112,110	3			19,901				19,904
Treasury stock activity related to exercise of equity instruments									(25,178)			(25,178)
Amortization of non-cash compensation								23,941				23,941

Balance as of September 30, 2005	$—	846	$—	318,252,719	$318	25,599,998	$26	$5,737,478	$(25,178)	$39,744	$192	$5,752,580

See notes to consolidated financial statements.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$203,496	$119,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,869	32,701
Amortization of non-cash distribution and marketing	9,055	13,027
Amortization of non-cash compensation	79,899	134,394
Amortization of intangibles	94,204	92,520
Amortization of premium on investment securities	—	161
Deferred income taxes	29,948	(25,563)
Unrealized gain on derivative instruments	(12,000)	—
Equity in income of unconsolidated affiliates	(870)	(116)
Minority interest in loss of consolidated subsidiaries	(106)	(113)
Write-off of long-term investment	23,426	—
Other	690	—
Changes in current assets and current liabilities:
Accounts and notes receivable	(28,468)	10,355
Prepaid merchant bookings and prepaid expenses	(39,047)	(32,502)
Accounts payable and accrued liabilities	345,909	203,461
Deferred merchant bookings	197,154	167,421
Deferred revenue	2,494	(3,108)
Other, net	—	2,549

Net cash provided by operating activities	943,653	714,540

Cash flows provided by (used in) investing activities
Acquisitions, net of cash acquired	11,515	(261,312)
Capital expenditures	(40,859)	(37,499)
Purchase of marketable securities	(30)	(5,015)
Proceeds from sale of marketable securities	1,000	722,646
Increase in long-term investments and deposits	(2,379)	(56,580)
Transfers to IAC/InterActiveCorp, net	(766,760)	(1,496,467)
Other, net	(2,937)	(5,080)

Net cash used in investing activities	(800,450)	(1,139,307)

Cash flows provided by (used in) financing activities
Proceeds from exercise of stock options including subsidiaries	20,458	—
Changes in restricted cash and cash equivalents	(36,462)	—
Contribution from (distribution to) IAC/InterActiveCorp, net	(52,844)	401,888
Other, net	(2,601)	(1,108)

Net cash provided by (used in) financing activities	(71,449)	400,780
Effect of exchange rate changes on cash and cash equivalents	1,164	(2,425)

Net increase (decrease) in cash and cash equivalents	72,918	(26,412)
Cash and cash equivalents at beginning of period	154,957	188,639

Cash and cash equivalents at end of period	$227,875	$162,227

See notes to consolidated financial statements.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

Notes to Consolidated Financial Statements

Note 1 – Organization and Basis of Presentation

Portfolio of Brands

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States (“U.S.”) and abroad. These travel products and services are offered through a diversified portfolio of brands including: Expedia-branded websites, Hotels.com, Hotwire.com, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations, Expedia Corporate Travel, eLong, Inc. (“eLong”) and TripAdvisor, Inc. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these interim unaudited consolidated financial statements.

Basis of Presentation

On December 21, 2004, IAC/InterActiveCorp (“IAC”) announced its plan to separate into two independent public companies to allow each company to focus on its individual strategic objectives. We refer to this transaction as the “Spin-Off.” A new company, Expedia, Inc., was incorporated under Delaware law in April 2005, to hold substantially all of IAC’s travel and travel-related businesses.

On August 9, 2005, the Spin-Off was completed and Expedia, Inc. shares began trading on The Nasdaq Stock Market, Inc. (“NASDAQ”) under the symbol “EXPE.” In conjunction with the Spin-Off, we completed the following transactions: (1) extinguished all intercompany receivable balances from IAC, which totaled $2.5 billion by recording a non-cash distribution to IAC, (2) recapitalized the invested equity balance with common stock, Class B common stock and Series A convertible preferred stock (“preferred stock”), whereby holders of IAC stock received shares of Expedia stock based on a formula as described in our Registration Statement on Form S-4, as amended (Commission file number 333-124303-01), filed with the Securities and Exchange Commission (“SEC”), (3) recorded a non-cash contribution from IAC of a joint ownership interest in an airplane, with a fair value of $17.4 million, and (4) transferred to IAC all cash in excess of $100 million, excluding the cash held by eLong. For additional information about the recapitalization, see Note 2, Recapitalization.

These interim unaudited consolidated financial statements present our results of operations, financial position, stockholders’ equity and comprehensive income, and cash flows on a combined basis up through the Spin-Off on August 9, 2005, and on a consolidated basis thereafter. We prepared these interim unaudited financial statements relating to periods prior to the Spin-Off on a combined basis because there was no direct ownership relationship among the businesses that now comprise Expedia.

We have prepared the interim unaudited combined financial statements from the historical results of operations and historical bases of the assets and liabilities of Expedia with the exception of income taxes. We have computed income taxes using our stand-alone tax rate. Our income tax payable as well as deferred tax assets and liabilities represent the estimated impact of filing a consolidated income tax return with IAC through the Spin-Off, and filing a standalone consolidated income tax return thereafter. We have eliminated all significant intercompany transactions and accounts.

We believe that the assumptions underlying our interim unaudited consolidated financial statements are reasonable. However, these interim unaudited consolidated financial statements do not present our future financial position, the results of our future operations and cash flows, nor do they present what our historical financial position, results of operations and cash flows would have been prior to Spin-Off had we been a stand-alone company.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

Until the Spin-Off, we recorded expense allocations from IAC, which consisted of certain IAC general corporate overhead expenses based on the ratio of our revenue as a percentage of IAC’s total revenue. The general corporate overhead allocations primarily include expenses relating to accounting, treasury, legal, tax, corporate support, human resource functions and internal audit. Since the Spin-Off, we have been performing these functions using our own resources or purchased services.

You should read these interim unaudited consolidated financial statements and notes in conjunction with our audited combined financial statements and notes for the year ended December 31, 2004, which are included in Annex D of our Registration Statement on Form S-4, as amended (Commission file number 333-124303-01), filed with the SEC.

In our opinion, we have included all adjustments necessary for a fair presentation of these interim unaudited consolidated financial statements. These adjustments consist of normal recurring items. Our interim unaudited financial statements are not indicative of results for a full year, and our notes do not contain certain information included in our audited combined financial statements and notes.

Seasonality

We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are typically the highest in the first and second quarter as travelers plan and book their spring and summer travel. The number of bookings flattens in the third and fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by a month or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter. Our merchant business cash flows fluctuate because there is a time lag between the receipt of cash from customers and the payment to suppliers. As a result, cash flow is generally higher during the first half of the year.

NOTE 2 – Recapitalization

Upon the Spin-Off, IAC common stockholders received one share of Expedia common stock for each share of IAC common stock they held, and IAC Class B common stockholders received one share of Expedia Class B common stock for each share of IAC Class B common stock they held. Substantially all of the IAC Series A preferred stock holders elected to receive $50.00 in cash per share, plus accrued and unpaid dividends; the remaining stockholders elected to receive one share of Expedia preferred stock for each share of IAC Series A preferred stock they held.

Common Stock and Class B Common Stock

We have two classes of common stock: common stock and Class B common stock. Both classes of common stock qualify for dividends, if declared by our board of directors, and generally vote together on all matters. Common stock carries one vote per share and Class B common stock carries 10 votes per share. Holders of common stock, voting as a single, separate class are entitled to elect 25% of the total number of directors. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of both classes of common stock have equal rights to receive all the assets of the Company after the rights of the holders of the preferred stock have been satisfied.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

Preferred Stock

Our preferred stock has a face value of $22.23 per share; each share is entitled to an annual dividend of 1.99%. Each preferred stockholder is entitled to two votes per share. Preferred stockholders may, at certain times through 2017, elect to have their shares redeemed or elect to convert their shares into common stock based upon formulas described in the related Certificate of Designations of Series A Cumulative Convertible Preferred Stock of Expedia, Inc. Beginning February 4, 2012, we may redeem the preferred stock for cash or common stock. On February 4, 2022, all outstanding shares of preferred stock automatically convert into common stock.

NOTE 3 – Reclassifications

We have reclassified certain amounts relating to the prior periods’ results to conform to our current presentation. The reclassifications did not affect our financial position, cash flows, revenue, operating income or net income for any period.

The following tables present a summary of the amounts as reported and as reclassified for the three and nine months ended September 30, 2004.

	Three months ended September 30, 2004		Nine months ended September 30, 2004
	As reported	As reclassified	As reported	As reclassified
(in thousands)
Revenue	$503,793	$503,793	$1,404,014	$1,404,014
Cost of revenue	110,618	104,722	311,795	293,952

Gross profit	393,175	399,071	1,092,219	1,110,062
Operating expenses:
Selling and marketing	165,660	177,863	489,395	523,999
General and administrative	59,608	39,154	169,349	113,976
Technology and content	—	22,444	—	61,686
Amortization of non-cash distribution and marketing	3,256	3,256	13,027	13,027
Amortization of non-cash compensation	44,350	44,350	134,394	134,394
Amortization of intangibles	31,743	31,743	92,520	92,520
Depreciation	8,297	—	23,074	—

Operating income	$80,261	$80,261	$170,460	$170,460

Effective January 1, 2005, we aligned our accounting policy for agency commission expense across the Company. As a result, we reclassified agency commission expense from cost of revenue to selling and marketing for all periods presented.

We reclassified certain personnel expense from general and administrative to selling and marketing, technology and content, and cost of revenue to align our accounting policies across the Company. We allocated depreciation to selling and marketing, general and administrative, and technology and content to report the depreciation associated with each of these operating activities. In addition, we are reporting technology and content as a separate item on our consolidated statements of income. Technology and content consists of research and development, representing primarily product development expenses such as personnel-related costs, expenses for customizing our websites, and amortization of website and internal software development costs.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

NOTE 4 – Significant Accounting Policies

Consolidation

The accompanying interim unaudited consolidated financial statements include Expedia, Inc., our wholly owned subsidiaries, and entities we control. We record our investments in entities that we do not control, but have the ability to exercise significant influence over operating and financial policies, using the equity method. We record our investments in entities over which we do not have the ability to exercise significant influence using the cost method. We have eliminated significant intercompany transactions and accounts.

Revenue Recognition

We offer travel products and services on a stand-alone and package basis primarily through two separate business models: the merchant model and the agency model.

Under the merchant model, we facilitate the booking of hotel rooms, airline seats, car rentals and destination services from our travel suppliers and we are the merchant of record for such bookings. We record merchant revenue when the customer uses the travel product or service and deduct from that revenue the amount paid to the travel suppliers.

Under the agency model, we act as the agent in the transaction, passing reservations booked by our customers to the relevant travel provider. We receive commissions or ticketing fees from the travel supplier and/or customer. For agency airline, hotel and car transactions, we also receive fees from global distribution systems partners that control the computer systems through which these reservations are booked. We record agency revenue at the time the customer books a reservation.

We determined the gross versus net presentation of revenue based principally on Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” In addition, we considered the relevant qualitative factors regarding our relationship with our customer, and the extent of our pricing latitude and inventory risk. Our principal factor in determining gross versus net presentation was the consideration of our relationship with the traveler. Although we provide extensive customer service and support for our travelers, our services are not the same as the services provided by the supplier. We believe that the supplier is principally liable to our customers in all situations. If the products and services are not available, or are not of the general caliber described in the promotional materials, we provide customer service support to help resolve issues, even though such traveler support could typically involve issues for which we are not principally liable.

Merchant Hotel

Our customers pay us for merchant hotel transactions prior to departing on their trip, generally when they book the reservation. We record the payment in deferred merchant bookings until the stay occurs, at which point we record the revenue. In certain non-refundable, non-changeable transactions where we have no significant post-delivery obligations, we record revenue when the traveler completes the transaction on our website. We record a reserve for chargebacks and cancellations at the time of the transaction based on historical experience.

In the case of our merchant hotel business, we generally have the ability to establish and change prices charged to customers, subject to certain limitations, but we generally do not assume inventory risk.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

We generally contract in advance with lodging providers to obtain access to room allotments at wholesale rates. Certain contracts specifically identify the number of potential rooms and the negotiated rate of the rooms to which we may have access over the terms of the contracts, which generally range from one to three years. Other contracts are not specific with respect to the number of rooms and the rates of the rooms to which we may have access over the terms of the contracts. We may return unbooked hotel room allotments with no obligation to the lodging providers within a period specified in each contract; however, we bear the risk of loss for all rooms cancelled by a traveler subsequent to that period. We have mitigated our risk of loss, principally by charging the traveler a cancellation fee, and to date, our losses have been insignificant.

Merchant Air

We generate merchant air transactions when we are the merchant of record. Generally, we determine the ticket price for these transactions. We transmit the cost of the airline ticket within two weeks after the traveler completes the transaction. We record cash paid by the traveler as deferred merchant bookings and the cost of the airline ticket as prepaid merchant bookings. When the flight occurs, we record the difference between the deferred merchant bookings and the prepaid merchant bookings as revenue on a net basis.

If we have nonrefundable and generally noncancelable merchant air transactions, with no significant post-delivery obligations, we record revenue upon booking. We record a reserve for chargebacks and cancellations at the time of the transaction based on historical experience.

Agency Air, Hotel, Car and Cruise

Our agency revenue comes from airline ticket transactions, certain hotel transactions as well as cruise and car rental reservations. We record agency revenue on air transactions when the traveler completes the transaction and secures it with a credit card. We record an allowance for cancellations on this revenue based on historical experience. We record agency revenue on hotel reservations, cruise and car rental reservations either on an accrual basis for payments from a commission clearinghouse or on receipt of commissions from an individual supplier. We do not record an allowance for cancellations on this revenue based on historical experience. We record override commissions at the end of each period based upon our attainment of a certain target level.

Click-Through Fees

We record revenue from click-through fees charged to our travel partners for traveler leads sent to the travel partners’ websites. We record revenue from click-through fees after the traveler makes the click-through to the related travel partners’ websites.

Other

We record revenue from all other sources upon either delivery or when we provide the service.

Cash and Cash Equivalents

Our cash and cash equivalents include cash and liquid financial instruments with maturities of 90 days or less when purchased.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

Restricted Cash and Cash Equivalents

Our restricted cash primarily relates to merchant air revenue transactions, for which we have collected the payment from the customer but have not settled the related payment with an outsourced party who in turn submits payment to the supplier. In addition, we also have restricted cash that relates to amounts held in escrow that we recorded as part of the investment agreement for our acquisition of eLong.

In addition, we have $9.5 million of cash held by the counterparties as collateral for our cross-currency swaps. We have recorded this amount in other assets on our consolidated balance sheets.

Long-Lived Assets

We review the carrying value of our long-lived assets and intangibles annually, and more frequently if the facts and circumstances suggest that they may be impaired. If our review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows or similar valuation methodology, we reduce the carrying value to its estimated fair value.

Investments

We record investments using the cost basis when our ownership interest in the investee is less than 20%. We record investments using the equity method, either due to ownership interest of 20% or more but less than 50%, or due to our ability to exercise significant influence over the investee’s operations. We periodically evaluate the recoverability of investments and record a write-down if a decline in value is determined to be other-than-temporary.

Property and Equipment

We record property and equipment, including capitalized website development and significant leasehold improvements, at cost, net of accumulated depreciation and amortization. We record depreciation and amortization on a straight-line basis over the estimated useful lives of the assets.

We capitalize certain direct costs incurred related to the development of internal use software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and EITF No. 00-02, “Accounting for Website Development Costs.”

Intangibles Assets and Goodwill

We amortize intangibles with definite lives including distribution agreements, customer lists, supplier relationships, technology and non-compete agreements over their respective lives of two to ten years. Trade names and trademarks have indefinite estimated lives. We do not amortize goodwill and purchased intangibles with indefinite lives.

Income Taxes

We record income taxes under the liability method. We determine deferred tax assets and liabilities based on differences in accounting methods and timing between financial statement and income tax reporting. We measure our tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. We provide a valuation allowance when necessary to reduce deferred tax assets to their estimated realizable value.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

Minority Interest

We record minority interest in our interim unaudited consolidated financial statements to recognize the minority ownership interest in our consolidated subsidiaries.

Foreign Currency Translation and Transaction Gains and Losses

Our foreign operations use the related local currency as their functional currency. We translate revenue and expenses at average rates of exchange during the period, we translate assets and liabilities at the rates of exchange as of the balance sheets date. We include foreign currency translation gains or losses as a component of accumulated other comprehensive income. We record transaction gains and losses in our consolidated statements of income.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” (“SFAS 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. We adopted the expense recognition provision of SFAS 123, and we record expense for stock-based compensation for grants made on or after January 1, 2003, on a prospective basis as provided by SFAS 148. During 2004 and 2005, we recorded expense for all unvested equity awards, net of estimated forfeitures, issued in prior years pursuant to SFAS 123 and SFAS 148. We have recorded stock-based compensation in accordance with SFAS 123 and SFAS 148 for all periods presented in our consolidated statements of income.

We measure the value of restricted stock units issued at the grant date at fair value and we amortize it ratably as non-cash compensation expense over the vesting term. We measure the value of stock options and warrants issued since 2003, including unvested options assumed in acquisitions, on the grant date (or acquisition date, if applicable) at fair value, using the Black-Scholes option valuation model and we amortize the fair value over the remaining vesting term. As of September 30, 2005, we recorded all stock-based compensation in accordance with SFAS 123 and SFAS 148.

Earnings Per Share

We compute basic earnings per share by taking net income available to common shareholders divided by the weighted average number of common and Class B common shares outstanding during the period. We compute diluted earnings per share using the treasury stock or as if converted methods, as applicable.

Derivative Instruments

We record derivative instruments at fair value on our consolidated balance sheets in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). We record the changes in the fair value of derivatives that are not hedges in other income in our consolidated statements of income. We record the changes in the fair value of a derivative that we designate and which qualifies as a cash flow hedge, to the extent that the hedge is effective, in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. We reclassify amounts recorded in other comprehensive income to other income during the period in which the hedged transaction affects earnings. We report the ineffective portion of a derivatives change in fair value immediately in other income or expense in our

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

consolidated statements of income. We report the change in the fair value of derivatives that are not hedges in other income or expense in our consolidated statements of income.

Accounting Estimates

We make certain estimates and assumptions during the preparation of the interim unaudited consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim unaudited consolidated financial statements. They also affect the reported amount of net income during any period. Our actual financial results could differ from these estimates. Our significant estimates underlying the accompanying interim unaudited consolidated financial statements include revenue allowances, allowance for uncollectible and doubtful accounts, recoverability of intangibles, carrying amounts of long-term investments, stock-based compensation, derivative instruments, income taxes (including valuation allowances) and various other operating allowances and accruals, such as accruals for contingent occupancy tax.

NOTE 5 – New Accounting Pronouncements

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment,” (“SFAS 123(R)”) which is a revision of SFAS 123. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123; however, SFAS 123(R) requires that companies record all share-based payments to employees, including grants of employee stock options, in the statement of income based on their fair values. SFAS 123(R) also requires the benefits of tax deductions in excess of recorded compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

We expect to continue using the Black-Scholes option valuation model upon the required adoption of SFAS 123(R) on January 1, 2006.

In March 2005, the SEC issued Staff Accounting Bulletin No.107 (“SAB 107”), which provides additional guidance related to the implementation of SFAS 123(R), including guidance regarding valuation methods and related assumptions, classification of compensation expense and income tax effects of share-based payment arrangements.

We are assessing the impact of these pronouncements; however, we do not expect the adoption of SFAS 123(R), SAB 107 and related pronouncement to have a material effect on our results of operations, financial position or cash flows.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions,” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Bulletin Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our current financial position or results of operations.

NOTE 6 – Business Acquisitions

eLong

In August 2004, we invested $59 million in cash in eLong, a Cayman Island company, whose principal business is the operation of an internet-based travel business in the People’s Republic of China. We recorded our 30% investment in eLong using the equity method from August 2004 to December 2004. Concurrent with the original investment, eLong issued a warrant to us to acquire additional eLong shares as would be necessary to provide us with a minimum aggregate investment of 52% of eLong shares on a fully diluted basis for approximately $6.21 per share. eLong’s American Depositary Shares (“ADS”) trade on the NASDAQ under the symbol “LONG.” Each ADS is equivalent to two shares of eLong capital stock.

In December 2004, we notified eLong of our intent to exercise our warrant to acquire additional eLong shares. We completed this transaction in January 2005; and, as of September 30, 2005, we owned 52% of eLong on a fully diluted basis, which accounts for approximately 96% of the total voting rights of eLong.

Our aggregate purchase price of $171 million included our initial investment, exercise of the stock warrant and related transaction costs. Of the consideration paid for the exercise of the warrant, we used $53 million to purchase shares from existing eLong shareholders. We accounted for the transaction under the purchase method and consolidated the operating results of eLong beginning January 2005. We obtained an independent valuation of the identifiable intangible assets acquired to support our preliminary allocation of the purchase price to intangible assets. This preliminary valuation identified $19 million of intangible assets other than goodwill. We allocated the excess of consideration over net assets acquired of $80 million to goodwill. We amortize intangibles with definite lives including distribution agreements, customer lists, supplier relationships, technology and non-compete agreements over their respective useful lives of three to four years. Trade names and trademarks have indefinite estimated lives. We do not amortize goodwill and purchased intangibles with indefinite lives.

Other

In February 2005, we acquired a destinations services provider, whose principal business is selling tickets to travelers for local activities and attractions. Total consideration for this acquisition was $6.7 million, which included $0.8 million of net tangible assets, $3.6 million of goodwill and $2.3 million of contingent consideration that we will pay if certain financial performance objectives are achieved.

NOTE 7 – Write-off of Long-Term Investment

During the three months ended September 30, 2005, we received information regarding the deteriorating financial condition of our long-term investment in a leisure travel company based on this information we have determined that it is not likely we will recover any of our investment and that the decline in its value is other-than-temporary; as a result, in the three months ending September 30, 2005, we recorded a loss related to this impairment of $23.4 million, which consisted of $22.5 million of preferred stock and $0.9 million of stock warrants in our consolidated statements of income.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

NOTE 8 – Derivative Instruments

We record derivative instruments in our consolidated financial statements in accordance with SFAS 133.

Cross-Currency Swaps

On November 26, 2003, we entered into a ten-year cross-currency swap with a notional amount of Euro 39 million, which matures on October 30, 2013, and is used to hedge against the change in value of assets denominated in a currency other than the subsidiary’s functional currency. This swap enables us to pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39 million. In exchange, we receive 4.9% interest on $46.4 million in U.S. dollars. In addition, on April 14, 2004, we entered into a cross-currency swap with a notional amount of Euro 38.2 million, which matures on April 7, 2014, and is used to hedge against the change in value of an asset in a similar manner to the swap described above. This swap enables us to pay Euro at a rate of the six-month EURIBOR plus 0.90% on Euro 38.2 million. In exchange, we receive 5.47% interest on $45.9 million U.S. dollars. At the respective dates of maturity, these agreements call for the exchange of notional amounts. We have designated these derivative contracts as cash flow hedges for accounting purposes. We record foreign exchange re-measurement gains and losses related to these contracts and assets, which are offsetting, in each period in our consolidated statements of income in other income.

In addition, because these derivatives are perfectly effective, we record the net gain and loss in other comprehensive income and reclassify the gains and losses into other income or expense when we extinguish the hedged items. There was no ineffectiveness related to these cash flow hedges reported in our consolidated statements of income for the three and nine months ended September 30, 2005 and 2004. The changes in fair value of the cross-currency swaps resulted in a derivative liability balance of $1.8 million and $12.8 million as of September 30, 2005 and December 31, 2004, which we recorded in derivative liabilities on our consolidated balance sheets.

Ask Jeeves Convertible Subordinated Notes

Under the terms of the Spin-Off, we are obligated to issue shares of Expedia common stock to the holders of the Ask Jeeves convertible subordinated notes (“Ask Jeeves Notes”), assumed by IAC in its acquisition of Ask Jeeves in July 2005, upon the conversion thereof. We estimate that we may be required to issue up to 4.3 million shares of Expedia common stock (or pay cash in equal value, in lieu of issuing such shares, at our option) upon conversion of the Ask Jeeves Notes.

Because the number of our shares to be issued is not indexed solely to our common stock, this obligation represents a derivative instrument that we record at fair value on our consolidated balance sheets with any changes in fair value recorded in our consolidated statements of income. As of September 30, 2005, the estimated fair value of this derivative instrument was $88.2 million and is included in derivative liabilities on our consolidated balance sheets. The estimated fair value of this liability fluctuates based on changes in the price of our common stock. For the three and nine months ended September 30, 2005, we recorded an unrealized gain of $11.5 million in other income in our consolidated statements of income. The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation to issue Expedia common stock ceases.

Warrants

In connection with prior transactions, IAC assumed a number of stock warrants that were adjusted to become exercisable into IAC common stock. As of September 30, 2005, there are approximately 200,000 of these stock warrants outstanding with expiration dates through May 2010. IAC remains the obligated party with

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

respect to these stock warrants. In addition, IAC is potentially obligated to issue an additional 509,000 stock warrants to a vendor upon the vendor meeting certain performance targets. Each stock warrant represents the right to receive upon exercise by the holders the number of shares of IAC common stock and Expedia common stock that the stock warrant holder would have received had the holder exercised the stock warrant immediately prior to the Spin-Off. Under the Separation Agreement between IAC and Expedia, we have assumed the obligation to deliver our common stock to these stock warrant holders upon exercise and will receive a portion of the proceeds from exercise. This obligation represents a derivative instrument that we record at fair value on our consolidated balance sheets with any changes in value recorded in our consolidated statements of income. As of September 30, 2005, the estimated fair value of this derivative instrument was $1.4 million and is included in derivative liabilities on our consolidated balance sheets. The estimated fair value of this liability fluctuates based on changes in the price of our common stock. For the three and nine months ended September 30, 2005, we recorded an unrealized gain of $0.5 million in other income in our consolidated statements of income.

NOTE 9 – Retirement and Savings Plan

Until the Spin-Off, our employees participated in IAC’s retirement and savings plan in the U.S. that qualified under Section 401(k) of the Internal Revenue Code. Upon Spin-Off, IAC transferred the assets of our participating employees into the Expedia Retirement and Savings Plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 16% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. The investment options in the plan include our common stock, but neither participant nor our matching contributions are required to be invested in our common stock. Our matching contribution was $1.7 million and $1.2 million for the three months ended September 30, 2005 and 2004, and $4.6 million and $3.2 million for the nine months ended September 30, 2005 and 2004.

NOTE 10– Stock-Based Awards and Other Equity Instruments

We can grant restricted stock units (“RSU”), stock options and other stock-based awards to officers, employees, directors and consultants under the Expedia, Inc. 2005 Stock and Annual Incentive Plan. RSUs are our primary form of stock-based awards.

RSUs are awards in the form of phantom shares or units that are denominated in a hypothetical equivalent number of shares of our common stock. At the time of grant, we determine if we will settle the RSUs in cash, stock or both. The value to the holder of the RSU is based upon the market value of our stock when the RSUs vests. Our RSUs are generally subject to service-based vesting where a specific period of continued employment must pass before an award vests. Typically, a portion of the RSUs granted vest periodically over term of the grant. We grant stock options at exercise prices not less than the fair market value of the stock on the grant date. The terms and conditions upon which the stock options become exercisable vary among grants

We have stock warrants outstanding related to compensation awards, vendor agreements and other financial transactions of IAC prior to the Spin-Off. Some of these stock warrants trade on the NASDAQ under the symbols “EXPEW” and “EXPEZ.” Almost all of these stock warrants are vested; expiration dates range through February 2012. Each stock warrant is exercisable for a certain number of shares of our common stock or a fraction thereof.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

As of September 30, 2005, we had approximately 12.0 million shares of common stock reserved for new grants under the 2005 Stock and Annual Incentive Plan.

Modification of Stock-Based Compensation Awards

In connection with the Spin-Off, all existing IAC stock-based compensation awards, which included RSUs, stock options and warrants, were modified as follows:

•	each vested stock option to purchase shares of IAC common stock converted into an option to purchase shares of IAC common stock and an option to purchase shares of Expedia common stock,

•	each unvested stock option to purchase shares of IAC common stock converted into a stock option to purchase shares of common stock of the applicable company for which the employee works following the Spin-Off,

•	all RSUs converted into RSUs of the applicable company for which the applicable employee works following the Spin-Off, and

•	each vested and unvested warrant converted into a warrant to purchase shares of IAC common stock and a warrant to purchase shares of Expedia common stock.

The adjustments to the number of shares subject to each option and the option exercise prices were based on the relative market capitalization of IAC and Expedia following the Spin-Off. These modifications resulted in a one-time expense of $5.4 million due to the increase in the estimated fair value of vested stock options. Expenses related to incremental value due to modification of warrants, RSUs and unvested stock options were not material.

Evaluation of Estimated Equity Award Forfeitures

During the three months ended September 30, 2005, we completed an assessment of the assumptions related to forfeiture rates we used to determine the fair value of stock-based compensation expense. Our assessment, which included an analysis of the actual number of instruments that vested or were forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures, indicated an increase in the estimated forfeiture rate. The change in estimated forfeiture rate resulted in a decrease in the amount of non-cash compensation expense. As a result, we recorded a cumulative benefit from the change in estimate of $35.3 million, which reduces non-cash compensation expense ($22.5 million, net of income tax expense) in the consolidated statements of income for the three and nine months ended September 30, 2005.

The effect of the change in estimated forfeiture rate on basic earnings per share was $0.07 per share, after tax, for the three and nine months ended September 30, 2005, and the effect on diluted earnings per share was $0.06 per share, after tax, for the three months ended September 30, 2005, and $0.07 per share, after tax, for the nine months ended September 30, 2005.

NOTE 11 – Income Taxes

We determine our tax provision for interim periods using an estimate of our annual effective rate, with the cumulative effect of a change to the estimated annual rate recorded in the interim period when we made a change, and discrete tax items that are accounted for in the interim period in which they occur.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

Our effective tax rate was 46% and 41% for the three and nine months ended September 30, 2005. Our effective tax rate remains higher than the 35% statutory rate primarily due to a loss from our write-off of a long-term investment that is not deductible for tax purposes, state taxes and non-deductible amortization of non-cash compensation expense. Our effective tax rate of 39% for the three and nine months ended September 30, 2004, which was higher than the 35% statutory rate, was primarily due to state taxes, foreign losses, for which no tax benefit was recognized, and non-deductible amortization of non-cash compensation expense.

For the period January 1, 2005, through the Spin-Off date, we were a member of the IAC consolidated tax group. Accordingly, we will file a federal income tax return and certain state income tax returns on a combined basis for this period. IAC will settle the income tax liability related to these filings; as such, these amounts are not included in income taxes payable. We intend to record any change in the estimated pre-spin tax payable amount related to the federal and combined state filings as an adjustment to additional paid-in capital. As of September 30, 2005, our current income tax payable represents amounts that we will settle with the Internal Revenue Service and other tax authorities based on our income taxes after the Spin-Off.

In addition, we have a tax allocation agreement with the Microsoft Corporation and a Tax Sharing Agreement with IAC. For additional information about these agreements, see Note 14, Related Party Transactions.

NOTE 12 –Earnings Per Share

We compute earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” We compute basic earnings per share amount using the weighted average number of common and Class B common shares outstanding for the period. We compute diluted earnings per share using the treasury stock method, which includes the weighted average number of common shares outstanding, excluding restricted stock, for the period plus the potential dilution that could occur if various equity awards to issue common stock were exercised or restricted equity awards were vested resulting in the issuance of common stock that could share in our earnings.

Basic Earnings Per Share

For the three and nine months ended September 30, 2005, we computed basic earnings per share using the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, as if such shares were outstanding for the entire period prior to the Spin-Off, plus the weighted average of such shares outstanding following the Spin-Off date through September 30, 2005.

For the three and nine months ended September 30, 2004, we computed basic earnings per share using the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, as if such shares were outstanding for the entire period.

Diluted Earnings Per Share

For the three and nine months ended September 30, 2005, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, (ii) the weighted average of such shares outstanding following the Spin-Off date through September 30, 2005, (iii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of restricted stock units using the treasury stock method, and (iv) the shares we are contractually obligated to issue associated with the Ask Jeeves Notes, if converted, and certain stock warrants.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

For the three and nine months ended September 30, 2004, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, and (ii) if dilutive, the incremental common stock that we would issue upon exercise of potentially dilutive securities if the terms of the agreement under which the securities were issued obligate us to issue the instrument as of the Spin-Off. Some of the stock warrant agreements meet this requirement, but options to purchase common stock and other potentially dilutive securities do not. We treated all the other securities as if they were granted as of the Spin-Off and we include them in our diluted earnings per share calculation for the three and nine months ended September 30, 2005, based on the number of days they were outstanding.

The following table presents our basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
(in thousands, except per share data)
Net income	$82,035	$58,092	$203,496	$119,353
Net earnings per share available to common stockholders:
Basic	$0.24	$0.17	$0.61	$0.36
Diluted	$0.23	$0.17	$0.59	$0.35
Weighted average number of shares outstanding:
Basic	336,409	335,540	335,833	335,540
Dilutive effect of:
Options to purchase common stock	9,022	—	3,007	—
Warrants to purchase common stock	4,872	5,009	4,963	5,009
Other potentially dilutive securities	3,048	—	1,016	—

Diluted	353,351	340,549	344,819	340,549

NOTE 13 – Commitments and Contingencies

Revolving Credit Facility

On July 11, 2005, we entered into a $1.0 billion five-year unsecured revolving credit facility with a group of lenders, which was effective as of the Spin-Off. Certain Expedia subsidiaries have unconditionally guaranteed Expedia, Inc.’s obligation under the revolving credit facility. The revolving credit facility bears interest based on our financial leverage, and as of September 30, 2005, was equal to LIBOR plus .50%. The revolving credit facility also contains financial covenants consisting of a leverage ratio and a minimum net worth. The amount available to us under the revolving credit facility is reduced by the amount of stand-by letters of credit issued under the revolving credit facility. As of September 30, 2005, there were $50.4 million of outstanding stand-by letters of credit issued under the revolving credit facility. We capitalized $3.5 million in financing costs related to the revolving credit facility, and we will amortize these costs to interest expense over the revolving credit facility’s five-year life. The annual fee to maintain the revolving credit facility is 10 basis points on the unused portion of the revolving credit facility, or approximately $1.0 million if all of the revolving credit facility is unused. As of September 30, 2005, there were no outstanding balances on the revolving credit facility.

Letters of Credit, Purchase Obligations and Guarantees

We have funding commitments that include letters of credit (“LOC”), purchase obligations, and guarantees, which could potentially require our payment in the event of demands by third parties or contingent events.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

Our LOCs consist of standby LOCs, underwritten by a group of lenders, which we primarily issue to certain hotel properties to secure our payment for hotel room transactions. There were no claims made against any standby LOCs during the three and nine months ended September 30, 2005. As of September 30, 2005, we had standby LOCs outstanding totaling $50.4 million.

We have purchase obligations primarily with three national telecommunications companies related to data transmission lines and telephones. As of September 30, 2005, the amount related to these purchase obligations totaled $6.0 million.

We have guarantees primarily related to a specific country aviation authority for the potential non-delivery by us, of packaged travel sold in that country. The authority also requires that a portion of the total amount of packaged travel sold be bonded. As of September 30, 2005, the amount related to these bonds was approximately $80.8 million.

Legal Proceedings

In the ordinary course of business, we are a party to various lawsuits. In our opinion, the ultimate outcome of these lawsuits should not have a material impact on our liquidity, results of operations or financial condition. We do not believe that the amount of liability that could be reasonably possible with respect to these matters would have a material adverse effect on our financial results. We believe that the claims in these lawsuits lack merit and we intend to continue to defend vigorously against them.

NOTE 14 – Related Party Transactions

Expense Allocations from IAC

Prior to Spin-Off, our operating expenses include allocations from IAC for accounting, treasury, legal, tax, corporate support, human resource functions and internal audit. Expense allocations from IAC were $0.9 million and $1.9 million for the three months ended September 30, 2005 and 2004, and $5.0 million and $5.7 million for the nine months ended September 30, 2005 and 2004, and are included in general and administrative expense in our consolidated statements of income. The expense allocations from IAC ceased upon Spin-Off on August 9, 2005.

Interest Income from IAC

The majority of the interest income recorded in our interim consolidated statements of income arose from intercompany receivable balances from IAC. The interest income from IAC ceased upon Spin-Off on August 9, 2005.

Airplane

In accordance with the Spin-Off, we entered into a joint ownership and cost sharing agreement with IAC, under which IAC transferred to us 50% ownership in an airplane, at a fair value of $17.4 million, which is available for use by both companies. We will share in capital costs evenly; operating costs will be pro-rated based on actual usage. We have recorded the airplane in other assets on our consolidated balance sheets. The airplane is currently being refurbished; we will begin depreciating the airplane when it is placed in service.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

Relationship Between IAC and Expedia, Inc. after the Spin-Off

We entered into agreements with IAC that govern our ongoing relationships with IAC. These agreements include the following:

•	the Separation Agreement that sets forth the arrangements between IAC and Expedia with respect to the principal corporate transactions necessary to complete the Spin-Off, and a number of other principles governing the relationship between IAC and Expedia following the Spin-Off. Under the Separation Agreement, Expedia retained rights to media time, with a fair value of $17.1 million, in IAC’s present and former media channels. The media time expires in July 2007. We have recorded it in prepaid expenses, which we recognize as expense as we use the media time;

•	the Tax Sharing Agreement that governs the respective rights, responsibilities and obligations of IAC and Expedia after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, other taxes and related tax returns;

•	the Employee Matters Agreement that governs a wide range of compensation and benefit issues, including the allocation between IAC and Expedia of responsibility for the employment and benefit obligations and liabilities of each company’s current and former employees (and their dependents and beneficiaries); and

•	the Transition Services Agreement that governs the provision of transition services from IAC to Expedia.

Commercial Agreements

We continue to work with some of the businesses that comprise IAC after the Spin-Off pursuant to a variety of commercial relationships. These commercial agreements generally include (i) distribution agreements, pursuant to which certain subsidiaries of IAC distribute their respective products and services via arrangements with Expedia, and vice versa, (ii) services agreements, pursuant to which certain subsidiaries of IAC provide Expedia with various services and vice versa and (iii) office space lease agreements. The distribution agreements typically involve the payment of fees, usually on a fixed amount-per-transaction, revenue share or commission basis, from the party seeking distribution of the product or service to the party that is providing the distribution.

Agreements with Microsoft Corporation

We have agreements with Microsoft Corporation (“Microsoft”), a stockholder, including an agreement that maintains our presence as the provider of travel shopping services on MSN.com and several international MSN websites. We recorded selling and marketing expense in our consolidated statements of income under these agreements of $5.3 million and $3.2 million for the three months ended September 30, 2005 and 2004, and $12.0 million and $10.1 million for the nine months ended September 30, 2005 and 2004. Amounts payable related to these agreements was $4.5 million and $3.4 million as of September 30, 2005, and December 31, 2004.

We have a tax allocation agreement where we must pay Microsoft for a portion of the tax savings resulting from the exercise of certain stock options. We have recorded $36.3 million in other long-term liabilities on our consolidated balance sheets as of September 30, 2005, and December 31, 2004, related to this agreement. We will pay Microsoft under this agreement when we realize the tax savings on our tax return. As of September 30, 2005, we have not realized the tax savings related to the exercise of certain stock options.

Expedia, Inc.

Part I. Financial Information

Item 1.	Financial Statements

CONTINUED

NOTE 15 – Segment Information

We determine our operating segments based on how our chief operating decision maker manages our businesses, including making operating decisions and evaluating operating performance. Although we operate in several operating segments, which consist of our brands, due to the similarities of the operations of the operating segments, there is only one reportable segment. The significant operating segments exhibit similar economic characteristics and meet the aggregation criteria pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and as such, we have aggregated them for reporting purposes. Each of the significant operating segments is a supplier of travel services whether by a merchant model or as an agency model.

Since the completion of the Spin-Off, our chief operating decision maker has been assessing our operations to determine how we will manage and report the financial results of our business as a new independent company. Once that is decided, we can determine our reportable segments, which may differ from our current reporting.

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in the section entitled “Risk Factors” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation and do not intend to publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Management Overview

Summary of the Spin-Off from IAC/InterActiveCorp

On December 21, 2004, IAC/InterActiveCorp (“IAC”) announced its plan to separate into two independent public companies to allow each company to focus on its individual strategic objectives. We refer to this transaction as the “Spin-Off.” A new company, Expedia, Inc., was incorporated under Delaware law in April 2005, to hold substantially all of IAC’s travel and travel-related businesses.

On August 9, 2005, the Spin-Off was completed and Expedia, Inc. shares began trading on The Nasdaq Stock Market, Inc. under the symbol “EXPE.” In conjunction with the Spin-Off, we completed the following transactions: (1) extinguished all intercompany receivable balances from IAC, which totaled $2.5 billion by recording a non-cash distribution to IAC, (2) recapitalized the invested equity balance with common stock, Class B common stock and preferred stock, whereby holders of IAC stock received shares of Expedia stock based on a formula as described in our Registration Statement on Form S-4, as amended (Commission file number 333-124303-01), filed with the Securities and Exchange Commission (“SEC”), (3) recorded a non-cash contribution from IAC of a joint ownership interest in an airplane, with a fair value of $17.4 million, and (4) transferred to IAC all cash in excess of $100 million, excluding the cash held by eLong, Inc. (“eLong”).

General Description of our Business

We make available through our brands a wide selection of travel products and services, from simple, discounted travel to more complex, luxury travel. Our products primarily consist of air, hotel, car rental and activities and attractions. Our brands target the needs of different travelers, including those who are price

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

sensitive and those who seek a wide selection of products and quality of services. Through our differentiated brands, we help a broad range of leisure and corporate travelers to research, plan and book travel.

Portfolio of Brands

We have created a global travel marketplace used by a broad range of leisure and corporate travelers and travel agents. Our marketplace allows travelers to research, plan and purchase travel products and services from travel suppliers and allows these travel suppliers to reach and provide travel products and services to travelers. We make available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, cruise lines and destination service providers. We use a portfolio approach for our brands to target a broad range of travelers looking for different travel options.

Our portfolio of brands, which are described below, include: Expedia-branded websites, Hotels.com, Hotwire.com, Worldwide Travel Exchange (“WWTE”) and Interactive Affiliate Network (“IAN”), Classic Vacations, Destination Services, Expedia Corporate Travel, eLong and TripAdvisor, Inc. (“TripAdvisor”).

Expedia. Our Expedia-branded websites make a large variety of travel products and services available directly to travelers through our U.S.-based website, www.expedia.com, as well as through localized versions of our website in Canada, France, Germany, Italy, Netherlands and United Kingdom. We also operate www.anyway.com, a leading online travel company in France. Expedia-branded websites also serve as the travel channel on MSN.com, Microsoft’s online services network in the United States, as well as certain international MSN sites. Expedia-branded websites target many different types of consumers, from families booking a summer vacation to individual travelers arranging a quick weekend getaway. Travelers can search for, compare information about (including pricing and availability) and book travel products and services on Expedia-branded websites, including airline tickets, lodging, car rentals, cruises and many destination services, such as attractions and tours, from a large number of suppliers, on a stand-alone or package basis.

Hotels.com. This website makes available a large variety of lodging options to travelers, who can plan, shop for and book lodging accommodations, from traditional hotels to vacation rentals. Hotels.com seeks to provide travelers with premium content and service through our U.S.-based website, www.hotels.com (as well as localized versions in the Americas, Europe, Asia Pacific and South Africa), our vacation rentals website at www.vacationspot.com and our call centers. Through Hotels.com, we are pursuing a strategy focused on differentiating our service offerings by positioning ourselves as a hotel expert with premium content about lodging properties, while simultaneously broadening our focus to include other travel products and services.

Hotwire.com. Our discount travel website makes available airline tickets, hotel rooms, rental cars, cruises and vacation packages. Hotwire.com’s approach matches the needs of two groups: price-sensitive travelers willing to be flexible to save money and suppliers who have excess seats, rooms and cars they wish to fill without affecting the public’s perception of their brands through our U.S.-based website, www.hotwire.com. Hotwire.com travelers enjoy significant discounts by electing to book travel services “opaquely,” without knowing certain itinerary details such as brand, time of departure and exact hotel location, while suppliers create value from excess inventory without diluting their core brand-loyal traveler base. Hotwire.com works with many domestic and international airlines, including United States full-service major network airlines, top hotels in hundreds of cities and resort destinations in the United States, Europe, Canada, Mexico and the Caribbean and major car rental companies in the United States.

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

WWTE and IAN. Our private label programs make travel products and services available to travelers through third party company-branded websites via our industry leading technology platform. The products and services made available through our websites, www.wwte.com and www.ian.com, are based on those made available on Expedia-branded and Hotels.com-branded websites. We generally compensate participants in the WWTE and IAN private label programs on a revenue-share basis.

Classic Vacations. We offer individually tailored vacations that we provide primarily through a national network of retail travel agents. We deliver a full line of premium vacation components – air, hotels, car rentals, activities and private transportation – to create customized luxury vacations in Hawaii, the Caribbean, Mexico, Costa Rica, Europe and Tahiti. Travel agents and customers can preview our product offering through our websites, www.classicforagents.com and www.classicvacations.com.

Destination Services. Our network of in-destination travel desks located at hotels and resorts in Florida, Hawaii and Mexico makes available to travelers the opportunity to obtain tours, attractions, airport transfer services and other travel-related services. Our network expanded through our acquisition of Activity Information Center, Inc. (also known as “Activity World”), a destination service provider in Hawaii in 2004, and our 2005 acquisition of Premier Getaways, Inc., a destination service provider in Florida.

Expedia Corporate Travel (“ECT”). Our full-service travel management company makes travel products and services available to corporate customers in the United States and Europe. In 2004, we established ECT Europe, which includes Egencia and World Travel Management, which were acquired in March 2004 and August 2004, respectively. ECT provides, among other things, centralized booking tools for employees of our corporate customers, support of negotiated airfares and consolidated reporting aimed at small- and mid-sized businesses. ECT charges corporate client companies sign-up and set-up fees, as well as transactional fees for making or changing bookings. In addition, ECT provides on-site agents to some corporate clients in order to support the account.

eLong. Our online travel service company, based in Beijing, People’s Republic of China (“China”), specializes in travel products and services in China, including corporate travel services. eLong provides customers with consolidated travel information and the ability to access hotel reservations at discounted rates at almost 3,000 hotels in major cities across China. Travelers can access travel products and services through the websites, www.elong.com and www.elong.net.

TripAdvisor. Our comprehensive online travel search engine and directory aggregates unbiased articles, guidebook reviews and user comments on cities, hotels and activities in a variety of given destinations from a number of online sources through our website, www.tripadvisor.com. In addition to travel-related information, TripAdvisor’s destination-specific search results provide links to the websites of TripAdvisor’s travel partners (travel service providers and marketers) through which travelers can make related travel arrangements.

Basis of Presentation

Our interim unaudited consolidated financial statements present our results of operations, financial position, stockholders’ equity and cash flows on a combined basis up through the Spin-Off on August 9, 2005, and on a consolidated basis thereafter. The interim unaudited financial statements relating to periods prior to August 9, 2005, were prepared on a combined basis because there was no direct ownership relationship among the businesses that now comprise Expedia, Inc.

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

We believe that the assumptions underlying our interim unaudited consolidated financial statements are reasonable. However, these interim unaudited consolidated financial statements do not present our future financial position, or the results of our future operations and cash flows, nor do they present what our historical financial position, results of operations and cash flows would have been prior to Spin-Off had we been a stand-alone company.

Reclassifications

As previously disclosed in our Form 8-K/A filed with the SEC on October 25, 2005, we have reclassified certain expense amounts relating to our prior periods’ results to conform to our 2005 presentation of results. The reclassifications did not affect our financial position, cash flows, revenue, operating income, operating income before amortization or net income for any periods.

Revenue

We earn revenue through the merchant and agency business models for airline tickets, hotels, car rental, cruises and destination services.

Our merchant revenue comes from transactions for which we are the merchant of record. We generally, subject to certain limitations, have the ability to determine the price charged to the traveler on merchant revenue transactions. We report substantially all merchant revenue on a net basis, which represents the amount we charge to the customer less the amount we pay to the supplier. However, we report a portion of our destination services on a gross basis because we maintain inventory and carry inventory risk associated with the travel products and services we offer. In these circumstances, we record the amount paid by the traveler as revenue, and the amount we pay to the supplier as cost of revenue. Gross profit is the same under the net and gross basis of recording revenue.

Under the merchant model, we facilitate the booking of hotel rooms, airline seats, car rentals and destination services from our suppliers and we are the merchant of record for such bookings. We record merchant revenue when the customer uses the travel product or service and deduct from that revenue the amounts paid to the suppliers. In certain non-refundable, non-changeable transactions where we have no significant post-delivery obligations, we record revenue when the traveler completes the transaction on our website. We record a reserve for chargebacks and cancellations at the time of the transaction based on historical experience.

Under the agency model, we act as the agent in the transaction, passing reservations booked by our customers to the relevant supplier. We receive commissions or ticketing fees from airline, hotel and car transactions from the supplier and/or customer. For agency airline transactions, we also receive fees from global distribution systems partners that control the computer systems through which reservations are booked. We record agency revenue at the time the customer books a reservation and we record an allowance for cancellations on this revenue based on historical experience.

For a discussion of our revenue recognition accounting policies, see Note 4, Significant Accounting Policies, in our notes to consolidated financial statements.

Seasonality

We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are typically the highest in the first and second quarter as travelers plan and book their spring and summer travel. The number of bookings flattens in the third and fourth quarter.

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by a month or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter. Our merchant business cash flows fluctuate because there is a time lag between the receipt of cash from customers and the payment to suppliers. As a result, cash flow is generally higher during the first half of the year.

Seasonal fluctuations in the travel products and services made available by our travel suppliers to travelers booking through our businesses could affect our operating results. For instance, during seasonal periods when the demand for travel products and services is high, suppliers may impose blackout periods that prohibit us from making those products and services available to travelers during such periods.

Cost of Revenue

Cost of revenue consists primarily of (1) credit card merchant fees, (2) fees paid to our fulfillment vendors for issuing airline tickets and related customer services, (3) reserves and related payments for product and services purchased with fraudulent credit cards, (4) costs for the operation of our data center and call centers that includes personnel-related costs and (5) cost paid to suppliers for destination service inventory.

Selling and Marketing Expense

Selling and marketing expense consists primarily of advertising and distribution expense as well as personnel-related costs. We market and offer our products and services directly to travelers primarily through our branded websites. We have made, and expect to continue to make, substantial investments in online and offline advertising to build our brands and drive traffic to our websites. Our distribution channels include internet portals, search engines and our private label and affiliate programs. We pay to market and distribute the products and services of our travel suppliers on third party distribution channels. We manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned from customers. In many cases, these distribution channels also offer their own products and services, as well as those of other third parties, that compete with those made available and offered by us.

General and Administrative Expense

General and administrative expense consists primarily of (1) personnel-related costs for support functions that include our executive leadership, finance, legal, tax and human resources and (2) fees for professional services that include legal, tax and accounting.

Technology and Content Expense

Technology and content expense consists of research and development representing primarily product development expenses such as personnel-related costs, expenses for customizing our websites, and amortization of website and internal software development costs.

Amortization of Non-Cash Compensation Expense

Amortization of non-cash compensation expense consists primarily of the amortization of unvested stock-based compensation expense recorded over the remaining vesting period of the related equity.

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

Amortization of Intangibles

Amortization of intangibles consists primarily of amortization of intangible assets with definite lives that were recorded from business acquisitions.

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Revenue

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Revenue	$584,653	$503,793	16%	$1,624,706	$1,404,014	16%

Total worldwide revenue increased by $80.9 million and $220.7 million, or 16%, for the three and nine months ended September 30, 2005, compared to the same periods in 2004. These increases were primarily due to an increase in worldwide merchant hotel revenue, acquisitions, increase in worldwide air revenue and growth in our car rental business. Our results were negatively affected by the hurricane season and terrorist activities during the quarter. The effects of the hurricane season continue to impact our results in the fourth quarter.

Worldwide merchant hotel revenue increased 15% and 11% for the three and nine months ended September 30, 2005, compared to the same periods in 2004. These increases were primarily due to increases in hotel room nights stayed and revenue per room night. For the same periods year-over-year, merchant hotel room nights stayed, including rooms delivered as a component of packages, increased by 13% and 8%, reflecting continued growth in demand from our websites and overall strengthening of the worldwide lodging market. For the same periods year-over-year, revenue per room night increased by 2% and 3%, resulting from an increase in average daily rates. Our U.S. merchant hotel business continues to operate in a challenging environment. This is primarily due to increased competition from third party distributors, supplier websites and higher overall occupancy rates. This may result in decreased availability to obtain access to wholesale inventory. We expect these trends to continue.

Worldwide air revenue increased 3% and 8%, for the three and nine months ended September 30, 2005, compared to the same periods in 2004. For the same periods year-over-year the number of air tickets sold increased by 13% and 20% primarily due to the growth in domestic ticket sales, partially offset by a decrease in air revenue per ticket of 9% and 10% primarily due to continued pressure from the airlines to reduce distribution costs and record airline load factors. We expect these trends to continue.

In addition, other revenue increased by 48% and 58% for the three and nine months ended September 30, 2005, compared to the same periods in 2004, primarily due to acquisitions and growth in car rental business.

Revenue generated from international sources increased by 43% and 55%, for the three and nine months ended September 30, 2005, compared to the same periods in 2004. These increases were primarily due to growth in the hotel and air businesses as well as acquisitions. During the third quarter of 2005, the challenging macroeconomic and travel environments in Europe, particularly in the United Kingdom and German markets, negatively affected international revenue. We expect these conditions to continue in the fourth quarter of 2005.

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

Cost of Revenue and Gross Profit

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Cost of revenue	$128,072	$104,722	22%	$360,474	$293,952	23%
% of revenue	22%	21%		22%	21%
Gross profit	$456,581	$399,071	14%	$1,264,232	$1,110,062	14%
% of revenue	78%	79%		78%	79%

Cost of revenue increased by $23.4 million and $66.5 million, or 22% and 23%, for the three and nine months ended September 30, 2005, compared to the same periods in 2004. These increases were due to acquisitions and costs associated with the increase in transaction volumes.

Gross profit increased primarily as a result of the increase in transaction volume, while gross profit as a percentage of revenue remained consistent for the three and nine months ended September 30, 2005, compared to the same periods in 2004.

Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Selling and marketing	$185,421	$177,863	4%	$542,173	$523,999	3%
% of revenue	32%	35%		33%	37%

Selling and marketing expense increased $7.6 million and $18.2 million, or 4% and 3%, for the three and nine months ended September 30, 2005, compared to the same periods in 2004. The increase is primarily due to headcount growth, driven by acquisitions and continued expansion of our account management footprint, offset by a slight decline in direct marketing spend as a result of improved effectiveness. During the second quarter of 2004, we reversed $6.4 million of selling and marketing expense associated with the resolution of a contractual dispute. Selling and marketing expenses as a percentage of revenue decreased reflecting increasing selling and marketing effectiveness.

We expect an increase in selling and marketing expense in the fourth quarter of 2005, due to increased direct marketing spend as well as higher headcount costs, with continued improvement in marketing effectiveness. While we focus on optimizing the effectiveness of our sales and marketing channels, we expect the absolute amounts we spend on sales and marketing to increase over time due to continued expansion of our international businesses, as well as increases in search-related costs, higher marketing volume and costs of traffic acquisition online.

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
General and administrative	$58,895	$39,154	50%	$146,209	$113,976	28%
% of revenue	10%	8%		9%	8%

General and administrative expense increased by $19.7 million and $32.2 million, or 50% and 28%, for the three and nine months ended September 30, 2005, compared to the same periods in 2004. These increases were primarily due to acquisitions, an increase in our use of professional services and costs to build our executive teams and supporting staff levels, which we expect to continue, largely in connection with becoming a stand-alone public company. In addition, we incurred one-time expenses specifically related to the Spin-Off.

We expect absolute amounts spent on corporate personnel and professional services to increase over time as we add headcount and continue incurring incremental costs as a stand-alone public company.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Technology and content	$28,741	$22,444	28%	$81,349	$61,686	32%
% of revenue	5%	4%		5%	4%

Technology and content expense increased by $6.3 million and $19.7 million, or 28% and 32%, for the three and nine months ended September 30, 2005, compared to the same periods in 2004. These increases were primarily due to an increase in the number of personnel involved in our research and development activities consisting of product development expenses such as payroll and related expenses for customizing our websites, as well as amortization of website development costs and acquisitions. Given the increasing complexity of our business, geographic expansion, initiatives in corporate travel, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent on technology and content expenses to increase over time.

Amortization (Benefit) of Non-Cash Compensation

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Amortization (benefit) of non-cash compensation	$(1,009)	$44,350	-102%	$79,899	$134,394	-41%
% of revenue	0%	9%		5%	10%

Amortization of non-cash compensation expense decreased by $45.4 million and $54.5 million, or 102% and 41%, for the three and nine months ended September 30, 2005, compared to the same periods in 2004. Non-cash compensation related primarily to the options assumed from IAC related to the Expedia.com and Hotels.com mergers as well as expense related to the restricted stock units grants to employees for compensation purposes. For the three months ended September 30, 2005, we recorded amortization of non-cash compensation of $28.7 million primarily relating to stock options and restricted stock units. Assuming, among other things, that our stock price does not vary widely from present levels, we anticipate the quarterly

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

amortization of non-cash compensation expense will decrease from current levels as higher value options are amortized and replaced by lower value restricted stock unit expense.

During the three months ended September 30, 2005, we completed an assessment of the estimated forfeiture rates we used in the determination of stock-based compensation expense. Our assessment, which included an analysis of the actual number of instruments that vested to date compared to prior estimates and an evaluation of future estimated forfeitures, indicated an increase in the forfeiture rate over our previous estimates. As a result, we recorded a cumulative benefit from the change in estimate of $35.3 million, which reduces non-cash compensation expense ($22.5 million, net of income tax expense) in the consolidated statements of income for the three and nine months ended September 30, 2005. The effect of the change in estimated forfeiture rate on basic earnings per share was $0.07 per share, after tax, for the three and nine months ended September 30, 2005, and the effect on diluted earnings per share was $0.06 per share, after tax, for the three months ended September 30, 2005, and $0.07 per share, after tax, for the nine months ended September 30, 2005.

In connection with the Spin-Off, we modified all existing stock-based compensation awards, which resulted in a one-time expense of $5.4 million due to the increase in the estimated fair value of these options due to modifications.

The effect of the change in estimated forfeiture rate and modification of stock-based compensation awards more than offset the $28.7 million expense relating to equity awards, resulting in a net benefit to non-cash compensation of $1.0 million for the three months ended September 30, 2005.

Amortization of Intangibles

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Amortization of intangibles	$30,756	$31,743	-3%	$94,204	$92,520	2%
% of revenue	5%	6%		6%	7%

Amortization of intangibles decreased by $1.0 million, or 3%, for the three months ended September 30, 2005, compared to the same period in 2004, and increased by $1.7 million, or 2%, for the nine months ended September 30, 2005, compared to the same period in 2004. For the three months ended September 30, 2005, compared to the same period in 2004, the decrease in the amortization in intangibles was due to effect of fully amortized intangible assets. For the nine months ended September 30, 2005, compared to the same period in 2004, the increase in the amortization for intangibles was due to new acquisitions.

Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Operating income	$148,639	$80,261	85%	$311,343	$170,460	83%
% of revenue	25%	16%		19%	12%

Operating income increased by $68.4 million and $140.9 million, or 85% and 83%, for the three and nine months ended September 30, 2005, compared to the same periods in 2004. Operating income increased primarily due to increased revenue and operational efficiencies from economies of scale, which contributed to a higher gross profit, and a decrease in non-cash compensation due to a change in the estimated forfeiture rates

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

used to determine stock-based compensation, offset by increases in selling and marketing, general and administrative, and technology and content expense.

For the three and nine months ended September 30, 2005, operating income included a $35.3 million decrease to non-cash compensation expense related to the change in estimated forfeiture rates used to determine stock-based compensation, offset by a $5.4 million increase related to the modification of existing stock-based compensation awards.

For the nine months ended September 30, 2004, operating income included the reversal of $6.4 million of selling and marketing expense associated with the resolution of a contractual dispute. For the three and nine months ended September 30, 2004, operating income included a benefit of $4.4 million net adjustment primarily for the reversal of an excise tax reserve.

Operating Income Before Amortization (“OIBA”)

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
OIBA	$183,524	$159,610	15%	$494,501	$410,401	20%
% of revenue	31%	32%		30%	29%

Operating Income Before Amortization (“OIBA,” see definition below under heading “Definition of OIBA”) increased by $23.9 million and $84.1 million, or 15% and 20%, for the three and nine months ended September 30, 2005, compared to the same periods in 2004. These increases were primarily due to increases in revenue and operational efficiencies from economies of scale, which contributed to a higher gross profit, offset by increases in selling and marketing, general and administrative, and technology and content expense.

For the nine months ended September 30, 2004, OIBA included the reversal of $6.4 million of selling and marketing expense associated with the resolution of a contractual dispute. For the three and nine months ended September 30, 2004, OIBA included a benefit of $4.4 million net adjustment primarily for the reversal of an excise tax reserve.

Definition of OIBA

We define OIBA as operating income plus: (1) amortization of non-cash distribution and marketing (2) amortization of non-cash compensation, (3) amortization of intangibles and goodwill impairment, if applicable and (4) certain one-time items, if applicable. We believe that this measure is useful to investors because it represents the operating results from our businesses, taking into account depreciation, which we believe is an ongoing cost of doing business, but excludes the effects of certain other non-cash expenses. OIBA has certain limitations in that it does not take into account the impact to our statements of income of certain expenses, including non-cash compensation, non-cash payments to partners, and acquisition-related accounting. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable generally accepted accounting principles (“GAAP”) measure with equal or greater prominence and descriptions of the reconciling items and adjustments, including quantifying such items, to derive the non-GAAP measure.

We report OIBA as a supplemental measure to GAAP. This measure is one of the primary metrics by which we evaluate the performance of our businesses, by which we base our internal budgets, and by which we compensate management. We believe that investors should generally have access to the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure presented below.

Reconciliation of Operating Income to OIBA

The following table presents a reconciliation of OIBA to operating income and net income for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
OIBA	$183,524	$159,610	$494,501	$410,401
Amortization of non-cash distribution and marketing	(5,138)	(3,256)	(9,055)	(13,027)
Amortization (recovery) of non-cash compensation	1,009	(44,350)	(79,899)	(134,394)
Amortization of intangibles	(30,756)	(31,743)	(94,204)	(92,520)

Operating Income	148,639	80,261	311,343	170,460
Net interest income	17,968	9,303	47,479	23,611
Write-off of long-term investment	(23,426)	—	(23,426)	—
Other	7,379	5,398	11,889	2,906
Income tax expense	(69,026)	(37,455)	(143,895)	(77,737)
Minority interest in loss of consolidated subsidiaries	501	585	106	113

Net Income	$82,035	$58,092	$203,496	$119,353

Interest Income, Net

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Interest Income:
Interest income from IAC/InterActiveCorp	$15,316	$7,656	100%	$40,089	$17,407	130%
Other, net	2,652	1,647	61%	7,390	6,204	19%

Interest Income, net	$17,968	$9,303	93%	$47,479	$23,611	101%
% of revenue	3%	2%		3%	2%

Interest income, net increased by $8.7 million and $23.9 million, or 93% and 101%, for the three and nine months ended September 30, 2005, compared to the same periods in 2004. These increases were primarily due to growth in intercompany receivable balances due from IAC through the Spin-Off date when the intercompany receivable balances were extinguished, as well as higher interest rates earned on those balances, in each case, pursuant to cash management arrangements with IAC. Because we extinguished our intercompany receivable balances with IAC at Spin-Off, we expect our future interest income to decrease significantly.

Write-Off of Long-Term Investment

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Write-off of long-term investment	$23,426	$—	n/a	$23,426	$—	n/a
% of revenue	4%	0%		1%	0%

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

During the three months ended September 30, 2005, we received information regarding the deteriorating financial condition of our long-term investment in a leisure travel company based on this information we have determined that it is not likely we will recover any of our investment and that the decline in its value is other-than-temporary; as a result, in the three months ending September 30, 2005, we recorded a loss related to this impairment of $23.4 million, which consisted of $22.5 million of preferred stock and $0.9 million of stock warrants in our consolidated statement of income. The effect of the write-off on basic and diluted earnings per share was $0.07 cents per share, after tax, for the three and nine months ended September 30, 2005.

Other

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Other	$7,379	$5,398	37%	$11,889	$2,906	309%
% of revenue	1%	1%		1%	0%

The increase for the three and nine months ended September 30, 2005, compared to the same period in 2004, was primarily due to a $12.0 million unrealized gain in the fair value of derivative instruments related to the Ask Jeeves convertible subordinated notes (“Ask Jeeves Notes”) and certain stock warrants. This increase was partially offset by a negative impact from the fluctuation in foreign exchange rates. For additional information about our derivative instruments, see Note 8, Derivatives Instrument, and for additional information about the write-off of our long-term investment, see Note 7, Long-Term Investments, in the notes to consolidated financial statements.

Foreign exchange rates fluctuated contributing to transaction losses of $4.7 million for the three months ended September 30, 2005, compared to gains of $5.3 million for the same period in 2004, and gains of $1.5 million and $4.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Income Tax Expense

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Income tax expense	$69,026	$37,455	84%	$143,895	$77,737	85%
% of revenue	12%	7%		9%	6%

Income tax expense increased by $31.6 million and $66.2 million, or 84% and 85% for the three and nine months ended September 30, 2005, compared to the same periods in 2004. The effective tax rate was 46% and 41% for the three and nine months ended September 30, 2005, compared to 39% for the same periods in 2004. For the three and nine months ended September 30, 2005 and 2004, our effective tax rate remains higher than the 35% statutory rate primarily due to state taxes and non-deductible amortization of non-cash compensation expense. In addition, for the three and nine months ended September 30, 2005, our effective tax rate was affected by a loss from our write-off of our long-term investment that is not deductible for tax purposes.

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

Financial Position, Liquidity and Capital Resources

Financial Position

In conjunction with the Spin-Off, we completed the following transactions: (1) extinguished all intercompany receivable balances from IAC totaling $2.5 billion by recording a non-cash distribution to IAC, (2) recapitalized the invested equity balance with common stock, Class B common stock and preferred stock, whereby holders of IAC stock received shares of Expedia stock, as described in our Registration Statement on Form S-4, as amended (Commission file number 333-124303-01), filed with the SEC, (3) recorded a non-cash contribution from IAC of an airplane, which we own jointly with IAC, with a fair value of $17.4 million and (4) we transferred to IAC all cash in excess of $100 million, excluding the cash held by eLong.

Sources of Cash

As of September 30, 2005, our cash and cash equivalents totaled $227.9 million. In connection with the Spin-Off, we transferred to IAC all cash in excess of $100 million, excluding the cash held by eLong. On July 11, 2005, we entered into a $1.0 billion revolving credit facility. As of October 31, 2005, our outstanding balance on the revolving credit facility was $94.0 million, which consisted of short-term borrowings. As of October 31, 2005, we complied with our financial covenants for the revolving credit facility.

In our opinion, available cash, internally generated funds and available borrowings, in the form of the revolving credit facility, will provide sufficient capital resources to meet our foreseeable liquidity needs. Our credit facility arrangement requires that we comply with certain financial covenants with which we are in compliance.

Cash Flows

Net cash provided by operating activities was $943.7 million and $714.5 million for the nine months ended September 30, 2005 and 2004. Cash flows from the merchant hotel business contributed significantly to the cash provided by operating activities. The increase in working capital cash flow was $478.0 million and $348.2 million for the nine months ended September 30, 2005 and 2004, primarily due to the changes in accounts payable and accrued expenses, deferred merchant bookings, prepaid merchant bookings and expenses, accounts and notes receivable, and deferred revenue.

Cash flows provided by the increases in deferred merchant bookings were $197.2 million and $167.4 million for the nine months ended September 30, 2005 and 2004. The increase in cash flows from the merchant bookings was primarily due to the increase in merchant hotel business. In the merchant business, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our suppliers related to these bookings approximately one week after completing the transaction for air travel and, for all other merchant bookings, after the travelers use and subsequent billing from the supplier. Therefore, especially for the hotel business, which represents the majority of our merchant bookings, there is generally some amount of time from the receipt of the cash from the travelers to the payment to the suppliers.

As long as the merchant hotel businesses continue to grow, as they have historically, and our business model does not change, we expect that the change in working capital will continue to be positive. If these businesses decline or if the model changes, it would negatively affect our working capital. Seasonal fluctuations in our merchant bookings affect our cash flows. During the first half of the year, hotel bookings have

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses. While we expect the impact of seasonal fluctuations to continue, changes in the rate of growth of merchant bookings may affect working capital, which might counteract or intensify the anticipated seasonal fluctuations.

Cash used in investing activities was $800.5 million and $1.1 billion for the nine months ended September 30, 2005 and 2004. For the nine months ended September 30, 2005, cash used by investing activities was primarily due to transfers to IAC of $766.8 million and capital expenditures of $40.9 million. For the nine months ended September 30, 2004, cash used in investing activities was primarily due to transfers to IAC of $1.5 billion, cash used for acquisitions of $261.3 million, offset partially by net proceeds of $722.6 million generated from the sale of marketable securities. These net transfers to IAC were primarily due to the transfer of our excess cash to centralize investment management. These activities ceased upon Spin-Off.

Cash used in financing activities was $71.4 million for the nine months ended September 30, 2005, and cash provided by financing activities was $400.8 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, cash used in financing activities was primarily due to distributions to IAC of $52.8 million and changes in the restricted cash and cash equivalents balance of $36.5 million. For the nine months ended September 30, 2004, cash provided by financing activities was primarily due to contributions from IAC of $401.9 million.

We anticipate that we will continue to invest in the development and expansion of our operations. In the event we have acquisitions, this may reduce our cash balance and increase our debt.

Contractual Obligations and Commercial Commitments

We did not have any material changes to our pre-existing contractual obligations or commercial commitments during the three and nine months ended September 30, 2005. In connection with the Spin-Off, we entered into a revolving credit facility. See Note 13, Commitments and Contingencies in our notes to consolidated financial statements, for additional information about the revolving credit facility.

Critical Accounting Policies and Estimates

We have had no material changes to critical accounting policies and estimates during the three and nine months ended September 30, 2005. We are required to make certain estimates and assumptions during the preparation of these consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also affect the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on the consolidated financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.

Revenue Recognition. We primarily record revenue on the net basis. The principal factor we use to determine this presentation is our relationship with the traveler as the primary obligor. Although we provide extensive customer service and support for our travelers, our services are not the same as the services provided by the supplier. We believe that the supplier is principally liable to our merchant customers in all situations. If the merchant products and services are not available, or is not of the general caliber described in

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

the promotional materials, we provide customer service support to help resolve issues, even though such traveler support could typically involve issues for which we are not principally liable.

The accounting guidance applied with respect to the presentation of revenue on a gross versus a net basis is contained in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19).” The consensus of this literature is that the presentation of revenue as “the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee,” is a matter of judgment that depends on the relevant facts and circumstances. If the conclusion drawn is that we perform as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis. In making an evaluation of this issue, some of the factors that should be considered are: what our relationship with our customer is in the arrangement (strong indicator); whether we have general inventory risk (before customer order is placed or upon customer return) (strong indicator); and whether we have latitude in establishing price. EITF 99-19 clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. The position we have taken reflects our interpretation of their respective fact patterns as well as the qualitative weighing of the indicators outlined in EITF 99-19. For additional information on revenue recognition, see Note 4, Significant Accounting Policies, in the notes to consolidated financial statements.

Recoverability of Long-Lived and Intangible Assets and Goodwill. We review the carrying value of our long-lived assets and intangibles annually, and more frequently if the facts and circumstances suggest that they may be impaired. If our review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows or similar valuation methodology, we reduce the carrying value to its estimated fair value. We amortize intangibles with definite lives including distribution agreements, customer lists, supplier relationships, technology and non-compete agreements over their respective lives of two to ten years. Trade names and trademarks have indefinite estimated lives. We do not amortize goodwill and purchased intangibles with indefinite lives.

As of September 30, 2005, our consolidated balance sheets included $7.1 billion of goodwill and intangible assets, net of amortization, and $85.9 million of property and equipment, net of depreciation and amortization. We updated our analysis of goodwill, intangible assets and long-lived assets during the fourth quarter of 2004, and determined that the carrying value of such assets was not impaired. We assess our annual assessment for impairment of goodwill and indefinite-lived intangible assets during the fourth quarter of the calendar year.

Deferred Income Tax Estimates. We determine deferred tax assets and liabilities based on differences in accounting methods and timing between financial statement and income tax reporting. We measure the tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. We assess the realizable value of our deferred tax assets and provide a valuation allowance when necessary. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. Actual income taxes could vary from these estimates due to future changes in income tax law, operating results that vary significantly from budgets, or upon review of our tax returns by relevant tax authorities.

Stock-Based Compensation. We account for stock-based compensation issued to employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

Compensation Transition and Disclosure,” (“SFAS 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,.” (“SFAS 123”). This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. We adopted the expense recognition provision of SFAS 123 as of January 1, 2003, and we provide expense for stock-based compensation for grants on and after that date on a prospective basis in accordance with SFAS 148.

We measure the value of restricted stock units issued at the grant date at fair value and we amortize it ratably as non-cash compensation over the vesting term. We measure the value of stock options and warrants issued since 2003, including unvested options assumed in acquisitions, on the grant date (or acquisition date, if applicable) at fair value using the Black-Scholes option valuation model and we amortize the fair value over the remaining vesting term. As of September 30, 2005, we record all stock-based compensation in accordance with SFAS 123 and SFAS 148. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility and estimated life of the award.

We consider many factors when estimating the expected forfeiture rates, including the type of award, employee class and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) “Share-Based Payment,” (“SFAS 123(R)”) which is a revision of SFAS 123. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123; however, SFAS 123(R) requires that companies record all share-based payments to employees, including grants of employee stock options, in the statement of income based on their fair values. SFAS 123(R) also requires the benefits of tax deductions in excess of recorded compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We expect to continue using the Black-Scholes option valuation model upon adoption of SFAS 123(R) on January 1, 2006.

In March 2005, the SEC issued SAB No.107 (“SAB 107”), which provides additional guidance related to the implementation of SFAS 123(R), including guidance regarding valuation methods and related assumptions, classification of compensation expense and income tax effects of share-based payment arrangements.

We are assessing the impact of these pronouncements; however, we do not expect the adoption of SFAS 123(R), SAB 107 and related guidance to have a material effect on our results of operations, financial position or cash flows.

Accounting for Derivatives. We record derivatives at fair value on our consolidated balance sheets in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We record the changes in the fair value of a derivative that we designate which qualifies as a cash flow hedge, to the extent that the hedge is effective, in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. We reclassify amounts recorded in other comprehensive income to other income during the period in which the hedged transaction affects earnings. We report the ineffective portion of a derivatives change in fair value immediately in other income or expense in our consolidated statements of income. We report the change in the fair value of derivatives that are not hedges in other income or expense in our consolidated statements of income.

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

We record the estimated fair value of our obligation related to the Ask Jeeves Notes and certain stock warrants as derivative liabilities. We record the change in the estimated fair values of these obligations in other income in our consolidated statements of income.

Accounting for Deferred Merchant Bookings. We accrue the cost of merchant revenue based on the amount we expect will be invoiced to us by our suppliers. If we do not receive an invoice within a certain period, or the invoice is less than the amount we accrued, we may reverse a portion of the accrued cost, thus, increasing revenue. We determine the amounts that we will record to revenue based on our estimates of invoices suppliers may send us after six months following the travel date, and our analysis of reasons underlying the unbilled amounts.

Risk Factors

You should carefully consider each of the following risks and uncertainties associated with our company and the ownership of our securities. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Mr. Diller currently controls Expedia. If Mr. Diller ceases to control the company, Liberty Media Corporation may effectively control the company.

Subject to the terms of a stockholders agreement, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of the Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, Liberty Media Corporation (“Liberty”) may effectively control the voting power of our capital stock.

Pursuant to the stockholders agreement referred to above, until the time of Mr. Diller’s departure from Expedia, Mr. Diller will generally have the right to vote all of the shares of our common stock and our Class B common stock held by Liberty and each of BDTV Inc., BDTV II Inc., BDTV III Inc. and BDTV IV Inc. (collectively, the “BDTV Entities”). As a result, Mr. Diller, through shares he owns as well as those subject to proxy, controls approximately 55% of the combined voting power of the outstanding Expedia capital stock.

In addition, under a governance agreement, each of Mr. Diller and Liberty generally has the right to consent to limited matters in the event that our ratio of total debt to EBITDA, as defined in the governance agreement, equals or exceeds 4:1 over a continuous 12-month period. We cannot assure you that Mr. Diller and Liberty will consent to any such matter at a time when we are highly leveraged, in which case we would not be able to engage in such transactions or take such actions.

As a result of Mr. Diller’s ownership interests and voting power, and Liberty’s ownership interests and voting power upon Mr. Diller’s permanent departure from us, Mr. Diller or Liberty, as the case may be, will be in a position to control or influence significant corporate actions, including, corporate transactions such as mergers, business combinations or dispositions of assets and determinations with respect to our significant business direction and policies. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to us. As a result, the market price of our securities could be adversely affected.

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

We rely on the performance of highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, our business will be harmed.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular the contributions of Barry Diller, our Chairman and senior executive, and Dara Khosrowshahi, our Chief Executive Officer, are critical to the overall management of the company. Neither Mr. Diller nor Mr. Khosrowshahi has an employment agreement with Expedia. Mr. Diller does own options to purchase a substantial number of shares of Expedia common stock; however, a substantial majority of such options expire prior to November 2007.

In addition, our future success will depend on the performance of our senior management and key employees, a number of whom joined Expedia recently in connection with the Spin-Off. Expedia cannot ensure that it will be able to retain the services of Mr. Diller, Mr. Khosrowshahi or any other member of our senior management or key employees, the loss of which could seriously harm our business. In addition, competition for well-qualified employees in all aspects of our business, including software engineers and other technology professionals, is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.

Actual or potential conflicts of interest may develop between our management and directors, on the one hand, and the management and directors of IAC, on the other.

Mr. Diller serves as our Chairman of the Board of Directors and senior executive, while retaining his role as Chairman and Chief Executive Officer of IAC, and Mr. Kaufman serves as Vice Chairman of both Expedia and IAC. The fact that Messrs. Diller and Kaufman hold positions with both companies and own both IAC and Expedia capital stock could create, or appear to create, potential conflicts of interest for each of Messrs. Diller and Kaufman when he faces decisions that may affect both IAC and Expedia. Both Messrs. Diller and Kaufman may also face conflicts of interest with regard to the allocation of their time between IAC and Expedia.

Our certificate of incorporation provides that no officer or director of Expedia who is also an officer or director of IAC will be liable to Expedia or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to IAC instead of Expedia, or does not communicate information regarding a corporate opportunity to Expedia because the officer or director has directed the corporate opportunity to IAC. This corporate opportunity provision may have the effect of exacerbating the risk of conflicts of interest between IAC and Expedia because the provision effectively shields an overlapping director/executive officer from liability for breach of fiduciary duty in the event that such director or officer chooses to direct a corporate opportunity to IAC instead of Expedia.

Many of our businesses operate on separate financial and other systems that we are in the process of integrating.

Expedia is composed of multiple business units that previously were unaffiliated companies which were acquired by IAC. Certain of these multiple business units use disparate systems, processes and personnel to support operations, including accounting operations, tax filings and back office support. In addition, certain of the business units rely on manual procedures for various financial processes. We have in the past and continue to expend significant capital resources to integrate and automate the disparate systems into an efficient, effective and unified operation. If we are not able to successfully implement the changes necessary to operate a unified system, then we may not be able to take advantage of efficiencies of scale, we may incur excess costs that could affect our margins or may lose partners due to inefficiencies with our current systems.

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

If any of these events were to occur, it could have a material adverse effect on our reputation or results of operations.

Our success depends on maintaining the integrity of our systems and infrastructure. System interruption and the lack of integration and redundancy in our information systems may affect our businesses.

A fundamental requirement for online commerce and communications is the secure transmission of confidential information, such as credit card numbers or other personal information, over public networks. Our security measures may be inadequate and, if any compromise of security were to occur, it could have a detrimental effect on our reputation and adversely affect our ability to maintain and/or attract new customers. We may experience occasional system interruptions that make some or all systems unavailable or prevent us from efficiently fulfilling orders or providing services to third parties. We rely on our affiliates’ and third party computer systems and service providers to facilitate and process a portion of our transactions. Any interruptions, outages or delays in our systems or third party providers’ systems, or deterioration in their performance, could impair each company’s ability to process transactions for its customers and the quality of service that we can offer to our customers. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions may damage or interrupt computer or communications systems at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services to third parties. While we have backup systems for certain aspects of our operations, our systems are not fully redundant and disaster recovery planning may not be sufficient for all eventualities. In addition, we may have inadequate insurance coverage or insurance limits to compensate for losses from a major interruption. If any of these adverse events were to occur, it could damage our reputation and be costly to remedy.

Our expansion places a significant strain on our management, operational and financial resources

We have rapidly and significantly expanded our operations both domestically and internationally and will continue to expand further to pursue growth of our product and service offerings and customer base. Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions, and there can be no assurance that we will be able to manage it effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results and harm our business.

We may experience operational and financial risks in connection with any acquisitions. In addition, some of the businesses acquired by us may incur significant losses from operations or experience impairment of carrying value.

Our future growth may depend, in part, on acquisitions. To the extent that we grow through acquisitions, we may face the operational and financial risks that commonly accompany that strategy. We would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting its ongoing businesses, impairing management resources and its relationships with employees and

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

customers of acquired businesses as a result of changes in ownership and management. Some acquisitions may not be successful and their performances may result in the impairment of their carrying value.

Changing laws, rules and regulations and legal uncertainties may adversely affect our business, financial condition and results of operations.

Unfavorable changes in or interpretations of existing, or the promulgation of new, laws, rules and regulations applicable to us and our businesses, including those relating to the Internet and online commerce, consumer protection and privacy, escheat and sales, use, occupancy, value-added and other taxes, could decrease demand for products and services, increase costs and/or subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet and online commerce, which may relate to liability for information retrieved from or transmitted over the Internet, user privacy, taxation and the quality of products and services. Furthermore, the growth and development of online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on online businesses generally.

In addition, the application of various domestic and international sales, use, occupancy, value-added and other tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable taxing authorities. While we believe that we are compliant with these tax provisions, there can be no assurances that taxing authorities will not take a contrary position, or that such positions will not have an adverse effect on our businesses, financial condition and results of operations. If the tax laws, rules and regulations were amended or if current interpretations of the laws were to change adversely to us, particularly with respect to occupancy or value-added taxes, the results could have an adverse affect on our businesses, financial condition and results of operations.

Our results of operations are difficult to predict and may fluctuate substantially from the estimates of securities analysts or expectations of our investors.

In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our securities may decline significantly. In addition to the risks identified herein, our business is sensitive to general economic conditions, the health of the worldwide travel industry, consumer confidence, consumer retail spending, trends in technology, competition, levels of personal discretionary income, weather, acts of war or terrorism, safety concerns and acts of God. Our business is also subject to the effects of seasonality with revenues typically lowest in the first quarter of the year and highest in the third quarter.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. These broad market and industry factors may seriously harm the market price of our securities, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We depend on our relationships with travel suppliers and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

An important component of our business success depends on our ability to maintain our existing, as well as build new, relationships with travel suppliers and global distribution system (GDS) partners. Adverse changes

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

in existing relationships, or our inability to enter into new arrangements with these parties on favorable terms, if at all, could reduce the amount, quality and breadth of attractively priced travel products and services that we are able to offer, which could adversely affect our business, financial condition and results of operations.

Travel suppliers are increasingly seeking to lower their travel distribution costs by promoting direct online bookings through their own websites. In some cases, supplier direct channels offer advantages to consumers, such as loyalty programs or lower transaction fees. In addition, travel suppliers may choose not to make their travel products and services available through our distribution channels. For example, in the case of our merchant hotel business, we experienced a compressed lodging supply environment in 2004 due to higher overall occupancy rates as compared to prior periods. We expect that these trends will continue. To the extent that consumers increase the percentage of their travel purchases through supplier direct websites and/or if travel suppliers choose not to make their products and services available to us, our business may suffer.

Over the last several years, travel suppliers have generally reduced or eliminated commissions and payments to travel agents and other travel intermediaries; these reductions could adversely affect our business, financial condition and results of operations.

A portion of our agency revenues is derived from compensation paid by travel suppliers and GDS partners for bookings made through our websites. We generally negotiate these commissions and fees with our travel suppliers and GDS partners. Over the last several years, travel suppliers have generally reduced or eliminated commissions and payments to travel agents and other travel intermediaries. No assurances can be given that GDS partners or travel suppliers will not reduce current industry compensation or our compensation, either of which could reduce our agency revenues and margins thereby adversely affecting our business, financial condition and results of operations.

Our failure to attract and retain customers in a cost-effective manner could adversely affect our business, financial condition and results of operations.

Our long-term success depends on our continued ability to increase the overall number of customer transactions in a cost-effective manner. In order to increase the number of customer transactions, we must attract new visitors to our websites and other distribution channels, convert these visitors into paying customers and capture repeat business from existing customers. Similarly, our corporate travel business is dependent on enlisting new corporate customers and attracting their travel booking activity online to our corporate travel websites. One manner in which we cost-effectively attract customers to our websites is through affiliate programs. If the number of customers being driven to our websites through affiliates participating in these programs were to decrease significantly, costs relating to our sales and marketing commitments could increase. In addition, we believe that rates for desirable advertising and marketing placements are likely to increase in the foreseeable future. No assurances can be provided that we will be successful in acquiring new customers in a cost-effective manner.

Declines or disruptions in the travel industry, such as those caused by terrorism, war, inclement weather, health concerns, bankruptcies and/or general economic downturns, could adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations are affected by the health of the worldwide travel industry. Accordingly, downturns or weaknesses in the travel industry could adversely affect our business. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Events or weakness in the travel industry that could negatively affect our

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

business include price escalation in the airline industry or other travel-related industries, airline or other travel related strikes and fuel price escalation. Additionally, our business is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of political instability or geopolitical conflict in which travelers become concerned about safety issues, as a result of inclement weather such as the hurricanes that recently affected the markets around the Gulf of Mexico or when travel might involve health-related risks, such as avian flu, one or more of which could result in a protracted decrease in demand for our travel services. This decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business, financial condition and results of operations over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of customers upon the occurrence of certain events, such as terrorist activity or war, could result in the incurrence of significant additional costs if we provide relief to affected customers by not charging cancellation fees or by refunding the price of otherwise non-refundable unused tickets.

We compete with a variety of companies with respect to each product or service we offer.

We face competition from established and emerging online and offline travel companies and suppliers. Some of our competitors, including travel suppliers such as airlines and hotels, may offer services and products on more favorable terms and with unique access to loyalty programs, such as points and miles. In addition, the introduction of new technologies and the expansion of existing technologies, such as metasearch products, may increase competitive pressures. Increased competition may result in reduced operating margins, as well as loss of customers, transactions and brand recognition. We cannot assure you that we will be able to compete successfully against current, emerging and future competitors or provide differentiated products and services to our customer base. Competitive pressures faced by us could have a material adverse effect on our business, operating results and financial condition.

We may not be able to engage in desirable strategic transactions and equity issuances due to our tax-sharing arrangements.

Our ability to engage in significant stock transactions could be limited or restricted to preserve the tax free nature of our Spin-Off from IAC. Current federal income tax law creates a presumption that the Spin-Off would be taxable to IAC, but not to its stockholders, if either IAC or we enter into a transaction that would result in a 50% or greater change, by vote or value, in IAC’s or our stock ownership during the four-year period that begins two years before the date of the Spin-Off, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the Spin-Off. Treasury regulations currently in effect generally provide that whether an acquisition transaction and a Spin-Off are part of a plan is determined based on all of the facts and circumstances, including, but not limited to, specific factors described in the regulations. In addition, the regulations provide several “safe harbors” for acquisition transactions that are not considered to be part of a plan. These restrictions may prevent us from entering into transactions which might be advantageous to our stockholders, such as issuing equity securities to satisfy financing needs or acquiring businesses or assets with equity securities.

Under the tax sharing agreement with IAC, there are restrictions on our ability to take actions that could cause the Spin-Off to fail to qualify as a tax free transaction, including redeeming equity securities and selling or otherwise disposing of a substantial portion of our assets, in each case, for a period of 25 months following the spin-off. We would be required to indemnify IAC against the taxes described in the preceding sentence if such tax is incurred by a breach of our covenants under the tax sharing agreement.

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

Our international opportunities and investments involve risks relating to travel patterns and practices and Internet-based commerce.

We operate in a number of jurisdictions abroad, such as through our investment in eLong, whose business operations are in China, and intend to continue to expand our international presence. In order to achieve widespread acceptance in the countries and markets we enter, we must continue to successfully tailor our services to the unique customs and cultures of such countries and markets. Learning the customs and cultures of various countries, particularly with respect to travel patterns and practices, can be difficult and costly and our failure to do so could slow our international growth.

In addition, we expect to continue to face additional risks in international operations. These risks include political instability, acts of terrorism, unexpected changes in regulatory requirements, increased risk and limits on our ability to enforce intellectual property rights, exchange rate fluctuations, slower adoption of the Internet as an advertising and commerce medium in those markets as compared to the United States and difficulties in managing operations due to distance, language and cultural differences, including issues associated with establishing management systems and infrastructures and staffing and managing foreign operations.

Our investment in eLong creates risks and uncertainties relating to the laws of the People’s Republic of China.

The success of our investment in eLong, a Cayman Island company, whose principal business is the operation of an internet-based travel business in China, is subject to risks and uncertainties regarding the interpretation of China laws and regulations. The China legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have limited value as precedent. The lack of precedent causes the interpretation and enforcement of China law to involve uncertainties that could limit the available legal protections. In addition, we cannot predict the effect of future developments in the China legal system, particularly with respect to the travel industry or the Internet, including the introduction of new laws, changes to existing laws or the interpretation or enforcement of current or future laws and regulations, or the preemption of local regulations by national laws. In addition, the laws and regulations of China restrict foreign investment in the air-ticketing, travel agency, Internet content provision and advertising businesses. Such laws and regulations require that we establish effective control through a series of agreements with eLong’s affiliated Chinese entities and could restrict our ability to engage in desirable strategic transactions. Finally, China does not have treaties with the United States or most other western countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, court judgments obtained in jurisdictions with which China does not have treaties on reciprocal recognition of judgment and in relation to any matter not subject to a binding arbitration provision may be difficult or impossible to be enforced in China.

Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

In the processing of our customer transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. As privacy and data protection have become more sensitive issues, we

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

may also become exposed to potential liabilities as a result of differing views on the privacy of travel data. These and other privacy developments that are difficult to anticipate could adversely affect our business, financial condition and results of operations.

The Internet as a medium for commerce is subject to uncertainty.

Consumer use of the Internet as a medium for commerce is subject to uncertainty. While the number of Internet users has been rising, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. In particular, the expected benefits from our international operations may be reduced if Internet usage does not continue to grow in our overseas markets or grows at significantly lower rates compared to expected trends. In addition, activities that diminish the experience for Internet users, such as spyware, spoof emails, viruses and spam directed at Internet users, as well as viruses and “denial of service” attacks directed at Internet companies and service providers, may discourage people from using the Internet, including for commerce. If consumer use diminishes or grows at a slower rate, then our business and results of operations could be adversely affected.

We may be found to have infringed on intellectual property rights of others that could expose us to substantial damages and restrict our operations.

We could face claims that we have infringed the patents, copyrights or other intellectual property rights of others. In addition, we may be required to indemnify travel suppliers for claims made against them. Any claims against us could require us to spend significant time and money in litigation, delay the release of new products or services, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available on acceptable terms or at all. As a result, intellectual property claims against us could have a material adverse effect on our business, operating results and financial condition.

Our websites rely on intellectual property, and we cannot be sure that this intellectual property is protected from copy or use by others, including potential competitors.

We regard much of our content and technology as proprietary and try to protect our proprietary technology by relying on trademarks, copyrights, trade secret laws and confidentiality agreements. In connection with our license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it is possible for someone else to copy or otherwise obtain and use our proprietary technology without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the Internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. This misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation might result in substantial costs and diversion of resources and management attention.

We currently license from third parties some of the technologies incorporated into our websites. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology. We cannot be sure that such technology licenses will be available on commercially reasonable terms, if at all.

Expedia, Inc.

Part I. Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTINUED

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 5, New Accounting Pronouncements, in the notes to consolidated financial statements.

Expedia, Inc.

Part I. Financial Information

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

On July 11, 2005, we entered into a $1.0 billion revolving credit facility. Because we did not have any borrowings outstanding under the revolving credit facility as of September 30, 2005, an increase or decrease in interest rates would not likely have a significant impact on our financial position. As of October 31, 2005, our outstanding balance on the revolving credit facility was $94.0 million, which consisted of short-term borrowings.

Foreign Exchange Risk

We conduct business in certain foreign markets, primarily in Canada, China, United Kingdom and European Union. Our primary exposure to foreign currency risk relates to transacting in foreign currency and recording the activity in US dollars. However, we partially mitigate this exposure by maintaining natural hedges between our foreign currency denominated current assets and current liabilities.

As of September 30, 2005, we had a net current liability denominated in foreign currencies, primarily Euro and British Pound Sterling, of approximately $110.0 million. Because we transferred all cash in excess of $100 million, excluding the cash held by eLong, to IAC in connection with the Spin-Off, our cash denominated in foreign currencies as of September 30, 2005, was less than what we typically maintain as a natural hedge against foreign currency denominated liabilities. Changes in exchange rates between U.S. dollar and these other currencies will result in a transaction gain or loss, which we will recognize in our consolidated statements of income.

As we increase our operations in international markets, our exposure to potentially volatile movements in currency exchange rates increases. The economic impact of currency exchange rate movements on us is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, we have not hedged translation risks because we generally reinvested cash flows from international operations locally. However, we periodically review our strategy for hedging transaction risks. Our goal in managing our foreign exchange risk is to minimize our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position.

During the fourth quarter of 2003, we entered into a cross-currency swap with a notional amount of Euro 39 million, which matures on October 30, 2013, and is used to hedge against the change in value of an asset denominated in a currency other than the subsidiary’s functional currency. This swap enables us to pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39 million. In exchange, we receive 4.9% interest on $46.4 million. In addition, on April 14, 2004, we entered into a cross-currency swap with a notional amount of Euro 38.2 million, which matures on April 7, 2014, and is used to hedge against the change in value of an asset in a similar manner to the swap described above. This swap enables us to pay Euro at a rate of the six-month EURIBOR plus 0.90% on Euro 38.2 million. In exchange, we receive 5.47% interest on $45.9 million. Upon maturity, these agreements call for the exchange of notional amounts.

Expedia, Inc.

Part I. Financial Information

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

CONTINUED

Equity Price Risk

We do not make significant investments in equity securities as part of our current marketable securities investment strategy.

Ask Jeeves Convertible Subordinated Notes

Under the terms of the Spin-Off, we are obligated to issue shares of Expedia common stock to the holders of the Ask Jeeves convertible subordinated notes (“Ask Jeeves Notes”) assumed by IAC in its acquisition of Ask Jeeves, Inc. in July 2005, upon the conversion thereof. We estimate that we may be required to issue up to 4.3 million shares of Expedia common stock (or pay cash in equal value, in lieu of issuing such shares, at our option) upon conversion of the Ask Jeeves Notes.

Because the number of our shares to be issued is not indexed solely to our common stock, this obligation represents a derivative instrument that we record at fair value on our consolidated balance sheets with any changes in fair value recorded in our consolidated statements of income. The estimated fair value of this liability fluctuates based on changes in the price of our common stock.

Warrants

In connection with prior transactions, IAC assumed a number of stock warrants that were adjusted to become exercisable into IAC common stock. As of September 30, 2005, there are approximately 200,000 of these stock warrants outstanding with expiration dates through May 2010. IAC remains the obligated party with respect to these stock warrants. In addition, IAC is potentially obligated to issue an additional 509,000 stock warrants to a vendor upon the vendor meeting certain performance targets. Each stock warrant represents the right to receive upon exercise by the holders the number of shares of IAC common stock and Expedia common stock that the stock warrant holder would have received had the holder exercised the stock warrant immediately prior to the Spin-Off.

Under the Separation Agreement between IAC and Expedia, we have assumed the obligation to deliver our common stock to these stock warrant holders upon exercise and will receive a portion of the proceeds from exercise. This obligation represents a derivative instrument that we record at fair value on our consolidated balance sheets with any changes in value recorded in our consolidated statements of income. The estimated fair value of this liability fluctuates based on changes in the price of our common stock

Impact on Derivative Liabilities

The fair value of the above derivative instruments are primarily influenced by the market price of our common stock, each $1.00 fluctuation in our common stock will result in approximately $4.5 million change in the aggregate fair value. An increase in our common stock price will result in an increase in our liability with a commensurate change to our consolidated statements of income for the period. A decrease in our common stock price would have the opposite effect.

Expedia, Inc.

Part I. Financial Information

Item 4.	Controls and Procedures

We monitor and evaluate on an ongoing basis our disclosure controls and internal control over financial reporting in order to improve the overall effectiveness. In the course of this evaluation, we modify and refine our internal processes as conditions warrant.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chairman, Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act).

Based upon that evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(d) of the Exchange Act, we, under the supervision and with the participation of management, including the Chairman, Chief Executive Officer and Chief Financial Officer, also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. In the past six months, we have hired a new financial management team including our chief financial officer and chief accounting officer. Since the Spin-Off on August 8, 2005, we are responsible for certain processes that previously were handled by IAC, including equity transactions, income taxes, derivatives, treasury functions, and periodic reporting in accordance with SEC rules and regulations. Additionally, we are in the process of evaluating how to best integrate the systems, policies and procedures of our subsidiaries. Because of all these factors, our internal controls have materially changed and we expect them to continue to do so as we go forward for the near future. We believe that the changes have resulted in enhanced internal control over financial reporting.

Expedia, Inc.

Part II Other Information

Item 1.	Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to litigation involving property, personal injury, contract and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.

Rules of the Securities and Exchange Commission require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters which the Company and its subsidiaries are defending, including those described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below involve issues or claims that may be of particular interest to the our stockholders, regardless of whether any of these matters may be material to our financial position or operations based upon the standard set forth in the SEC’s rules. We believe that the claims in all of these litigations lack merit and we intend to continue to defend vigorously against them.

Securities Class Action Litigation against IAC.

This litigation, In re IAC/InterActiveCorp Securities Litigation, is pending in the United States District Court for the Southern District of New York and arises out of IAC’s August 4, 2004 announcement of its earnings for the second quarter of 2004. The consolidated amended complaint, filed on May 20, 2005, generally alleges that the value of IAC’s stock was artificially inflated by pre-announcement statements about its financial results and forecasts that were false and misleading due to the defendants’ alleged failure to disclose various problems faced by IAC’s travel businesses. The plaintiffs seek to represent a class of shareholders who purchased IAC common stock between March 31, 2003 and August 3, 2004. The defendants are IAC and fourteen current or former officers or directors of IAC or its former travel business. Expedia is not a party to this litigation, however, under the terms of its Separation Agreement with IAC, Expedia has generally agreed to bear a portion of the costs and liabilities, if any, associated with any securities law litigation relating to conduct prior to the Spin-Off of the businesses or entities that comprise Expedia following the Spin-Off. The complaint purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as Sections 11 and 15 of the Securities Act of 1933, and seeks damages in an unspecified amount.

The two related shareholder derivative actions (Garber and Butler) have been consolidated with the securities class action for pre-trial purposes. The consolidated shareholder derivative complaint, filed on July 5, 2005 against IAC (as a nominal defendant) and sixteen current or former officers or directors of IAC or its former travel business, is based upon factual allegations similar to those in the securities class action and purports to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violation of Section 14(a) of the Exchange Act, and contribution and indemnification. The complaint seeks an order voiding the election of the IAC’s current Board of Directors, as well as damages in an unspecified amount, various forms of equitable relief, restitution, and disgorgement of remuneration received by the individual defendants from IAC.

On September 15, 2005, IAC and the other defendants filed motions to dismiss both the securities class action and the shareholder derivative suits. The plaintiffs’ responses to the motions are scheduled to be filed by November 15, 2005.

Expedia, Inc. and Subsidiaries

Part II Other Information

Item 1.	Legal Proceedings

CONTINUED

Litigation Relating to the IAC/Hotels.com Merger Agreement

A putative class action on behalf of Hotels.com stockholders was filed in the Delaware Chancery Court against Hotels.com, IAC, and members of the board of directors of Hotels.com on April 10, 2003, the day of the announcement of the IAC/Hotels.com merger agreement. See Michael Garvey, on Behalf of Himself and All Others Similarly Situated v. Jonathan F. Miller et al., No. 20248-NC (New Castle County). Also on April 10, 2003, the plaintiff in a purported shareholder derivative action on behalf of Hotels.com against certain officers and directors of Hotels.com, which was pending in Texas state court prior to the announcement of the merger transaction and had originally asserted derivative claims relating to Hotels.com’s pre-merger earnings guidance (which claims are described more fully in a separate section below), filed an amended complaint to include class allegations regarding the merger transaction. See Alex Solodovnikov, Derivatively on Behalf of Hotels.com v. Robert Diener et al., No. 03-02663 (District Court, 160th Judicial District, Dallas County). In addition, on April 17, 2003, the plaintiffs in a consolidated action pending in the Delaware Chancery Court, which had consolidated a number of putative class actions filed against Hotels.com, IAC and members of the board of directors of Hotels.com as a result of IAC’s announcement in June 2002 of its intention to enter into a Hotels.com acquisition transaction, filed a consolidated and amended class-action complaint. See In re Hotels.com Shareholders Litigation, No. 16662-NC (New Castle County). Pursuant to an agreement among the parties, the defendants’ time to respond to this complaint and to the complaint in the Garvey case has been adjourned indefinitely. The complaints in these three actions allege, in essence, that the defendants breached their fiduciary duties to Hotels.com’s public shareholders by entering into and/or approving the merger agreement, which allegedly did not reflect the true value of Hotels.com. The complaints sought to enjoin consummation of the transaction or, in the alternative, to rescind the transaction, as well as damages in unspecified amounts. On June 23, 2003, the IAC/Hotels.com merger transaction closed.

Litigation Relating to Hotels.com’s Guidance for the Fourth Quarter of 2002

Securities Class Action. On January 10, 2003, a putative class action, Daniel Taubenfeld et al., on Behalf of Themselves and All Others Similarly Situated v. Hotels.com et al., No. 3:03-CV-0069-N, was filed in the United States District Court for the Northern District of Texas, arising out of Hotels.com’s downward revision of its guidance for the fourth quarter of 2002. Three other substantially similar securities class actions were filed in the same court shortly thereafter and were later consolidated with the Taubenfeld action. The lead plaintiffs in this action filed a consolidated class-action complaint on August 18, 2003. The complaint alleges that the defendants, Hotels.com and three of its former executives, violated the federal securities laws during the period from October 23, 2002 to January 6, 2003 (the “Class Period”) by allegedly knowingly making materially false and misleading public statements with respect to the anticipated performance of Hotels.com during the fourth quarter of 2002 and concealed from the investing public material events and developments that were likely to render that anticipated performance unattainable. The individual defendants are further alleged to have profited from the rise in Hotels.com’s share price caused by their public statements through sales of Hotels.com stock during the Class Period. The lawsuit further alleges that as a result of Hotels.com’s announcement, on January 6, 2003, of a downward revision of its guidance for the fourth quarter of 2002, its share price declined by 25%. The lawsuit seeks certification of a class of all non-defendant purchasers of Hotels.com stock during the Class Period and seeks damages in an unspecified amount. On September 27, 2004, the district court dismissed all of the plaintiffs’ claims with prejudice, with the exception of two claims involving statements by analysts. On August 10, 2005 the United States Court of Appeals for the Fifth Circuit entered an order dismissing the plaintiffs’ appeal of the district court’s ruling with prejudice.

Expedia, Inc. and Subsidiaries

Part II Other Information

Item 1.	Legal Proceedings

CONTINUED

Shareholder Derivative Suit. The action In re Hotels.com Derivative Litigation, No. 3:03-CV-501-K, pending in United States District Court for the Northern District of Texas arises out of the same events as the Taubenfeld action and consolidated two shareholder derivative actions, Anita Pomilo Wilson, Derivatively on Behalf of Nominal Defendant Hotels.com v. Elan J. Blutinger et al., No. 3:03-CV-0501-K, and Alex Solodovnikov, Derivatively on Behalf of Hotels.com v. Robert Diener et al., No. 3:03-CV-0812-K originally filed in Texas state court on January 14, 2003 and March 14, 2003, respectively. On April 26, 2004, the lead plaintiff filed a consolidated amended complaint against Hotels.com (as a nominal defendant only) and sixteen current or former directors of Hotels.com. The amended complaint alleges that the individual defendants who, during the period from October 25, 2002 to December 3, 2002, sold Hotels.com stock, breached their fiduciary duty to Hotels.com by misappropriating, and trading and profiting on the basis of, proprietary, material non-public information concerning the financial condition and growth prospects of Hotels.com. The complaint also alleges that all of the individual defendants aided and abetted the selling defendants’ breaches of fiduciary duty by concealing from the market the information on the basis of which the selling defendants allegedly traded and profited. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuits seek damages, restitution and disgorgement of profits in an unspecified amount and imposition of a constructive trust in favor of Hotels.com on the profits obtained by the selling defendants on their sales of Hotels.com stock during the period referred to above. The complaint also alleges that certain of the individual defendants caused Hotels.com to enter into the IAC/Hotels.com merger transaction in order, among other self-interested reasons, to procure the dismissal of the previously filed derivative actions. In this respect, the amended complaint seeks a judicial declaration, on behalf of all pre-merger public stockholders of Hotels.com stock, that the IAC/Hotels.com merger agreement, which resulted in the IAC/Hotels.com merger transaction that closed on June 23, 2003, is unlawful and unenforceable. On March 7, 2005, the district court issued orders staying the case until further notice and directing that the case be administratively closed pending a decision in the appeal of the Taubenfeld action.

Litigation Relating to Hotel Occupancy Taxes

Hotels.com. On June 20, 2003, a purported class action was filed in Texas state court against certain Hotels.com-affiliated entities. See Nora J. Olvera, Individually and on Behalf of All Others Similarly Situated v. Hotels.com, Inc., No. DC-03-259 (District Court, 229th Judicial District, Duval County). The complaint and subsequent amended complaints filed August 12, 2003 and May 6, 2004, allege that Hotels.com collects “excess” hotel occupancy taxes from consumers (i.e., allegedly charges consumers more for occupancy taxes than it pays to the hotels for the hotels’ use in satisfying their obligations to the taxing authorities). The complaint sought certification of a nationwide class of all persons who have purchased hotel accommodations from Hotels.com since June 20, 1999, as well as restitution of, disgorgement of, and the imposition of a constructive trust upon all “excess” occupancy taxes allegedly collected by Hotels.com. On September 25, 2003, the plaintiff filed with the American Arbitration Association in Dallas, Texas, a demand for arbitration containing substantially the same factual allegations as the Olvera lawsuit. On January 24, 2004, Hotels.com filed a motion to stay the class-action litigation pending the outcome of the arbitration proceeding. On May 6, 2004, Hotels.com filed a motion to dismiss the arbitration claim for lack of subject-matter jurisdiction, on the grounds that under Texas law the tax-based nature of the claim requires that it be adjudicated in a state administrative proceeding. On September 2, 2004, the arbitrator issued a final award granting the motion and dismissing the arbitration claim.

On May 6, 2003, a purported class action was filed in Texas state court against Hotels.com, L.P. (“Hotels.com”), Mary Canales, Individually and on Behalf of All Others Similarly Situated v. Hotels.com, L.P., No. DC-03-162 (District Court, 229th Judicial District, Duval County). The complaint, as amended, alleges that

Expedia, Inc. and Subsidiaries

Part II Other Information

Item 1.	Legal Proceedings

CONTINUED

Hotels.com charges customers “taxes” that exceed the amount required by or paid to the applicable taxing authorities and that Hotels.com charges customers “fees” that do not correspond to any specific services provided. The complaint sought restitution of, disgorgement of, and the imposition of a constructive trust upon all “excess” occupancy taxes allegedly collected by Hotels.com. The complaint also alleges breach of contract and seeks damages in an unspecified amount and seeks class certification of a nationwide class of all persons who purchased hotel accommodations from Hotels.com since June 20, 1999. On April 29, 2005, the court issued an order granting the plaintiff’s motion for class certification. On May 18, 2005, Hotels.com filed an interlocutory appeal with the Texas Court of Appeals for the Fourth District from the district court order and oral argument was held on August 10, 2005. A ruling has not been rendered.

Expedia. On February 18, 2005, three actions filed against Expedia, Inc. (“Expedia”) – C. Michael Nielsen et al. v. Expedia, Inc. et al., No. 05-2-02060-1 (Superior Court, King County), Bruce Deaton et al., v. Expedia, Inc. et al., No. 05-2-02062-8 (Superior Court, King County), each of which was filed January 10, 2005 and Jose Alba, on Behalf of Himself and All Others Similarly Situated v. IAC/InterActiveCorp et al., No. 05-2-04533-7 (Superior Court, King County) filed February 3, 2005 – were consolidated and now are pending under the caption In re Expedia Hotel Taxes and Fees Litigation, No. 05-2-02060-1, pending in King County Superior Court. The consolidated complaint alleges that Expedia is improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaints seek certification of a nationwide class of all persons who were assessed a charge for “taxes/fees” when booking rooms through Expedia. The complaint alleges violation of the Washington Consumer Protection Act and common-law conversion and seeks imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, interest and penalties. Expedia filed a motion to dismiss on September 20, 2005.

Hotwire. On April 19, 2005, three actions filed against Hotwire, Inc. – Bruce Deaton, on Behalf of Himself and All Others Similarly Situated v. Hotwire, Inc. et al., No. 05-437631 filed January 10, 2005, Jana Sneddon, on Behalf of Herself and All Others Similarly Situated v. Hotwire, Inc. et al., No. 05-437701 filed January 13, 2005 and Ashley Salisbury, on Behalf of Herself and All Others Similarly Situated and the General Public v. Hotwire, Inc. et al., No. 05-438781 filed February 17, 2005 against Hotwire and IAC – were consolidated and now are pending under the caption Bruce Deaton v. Hotwire, Inc. et al., Case No. CGC-05-437631, pending in the Superior Court of the State of California, County of San Francisco. The gravamen of this suit is that Hotwire is improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaints seek certification of a nationwide class of all persons who were assessed a charge for “taxes/fees” when booking rooms through Hotwire. The complaints allege violation of Section 17200 of the California Business and Professions Code, violation of the California Consumer Legal Remedies Act, and common-law conversion. The complaints seek imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, interest and penalties.

Consumer Case against Various Internet Travel Companies. On February 17, 2005, a purported class action was filed in California state court against a number of Internet travel companies, including Expedia, Hotels.com, Priceline.com and Travelocity.com. See Ronald Bush et al. v. CheapTickets, Inc. et al., No. BC329021 (Superior Court, Los Angeles County). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a statewide class of all California residents who were assessed a charge for “taxes/fees” when booking rooms through the defendants and alleges violation of Section 17200 of the California Business and Professions Code and common-law conversion. The

Expedia, Inc. and Subsidiaries

Part II Other Information

Item 1.	Legal Proceedings

CONTINUED

complaint seeks the imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution and injunctive relief.

City of Los Angeles Litigation. On December 30, 2004, the city of Los Angeles filed a purported class action in California state court against a number of Internet travel companies, including Hotels.com, Expedia and Hotwire. City of Los Angeles, California, on Behalf of Itself and All Others Similarly Situated v. Hotels.com, L.P. et al., No. BC326693 (Superior Court, Los Angeles County). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes. The complaint seeks certification of a statewide class of all California cities and counties that have enacted uniform transient occupancy-tax ordinances effective on or after December 30, 1990. The complaint alleges violation of those ordinances, violation of section 17200 of the California Business and Professions Code, and common-law conversion. The complaint seeks imposition of a constructive trust on all monies owed by the defendants to the government, as well as disgorgement, restitution, interest and penalties. On September 26, 2005, the court sustained a demurrer on the basis of misjoinder and granted plaintiff leave to amend its complaint. The plaintiff has not yet filed any such amendment.

City of Philadelphia, Pennsylvania Litigation. On July 12, 2005, the city of Philadelphia filed an action in Pennsylvania state court against a number of Internet travel companies, including Hotels.com, Hotwire and Expedia. City of Philadelphia v. Hotels.com, et al., No. 000860 (Court of Common Pleas, Philadelphia County, Pennsylvania). The complaint alleges that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, common-law conversion, imposition of a constructive trust, and an accounting. The complaint seeks imposition of a constructive trust, damages in an unspecified amount, restitution and disgorgement.

City of Bellingham, Washington Litigation. On September 20, 2005, the city of Bellingham, Washington filed a purported state wide class action in state court against a number of Internet travel companies, including Hotels.com, Hotwire and Expedia. See City of Bellingham, individually and on behalf of other entities similarly situated v. Hotels.com LP., et al., No. 05-2-02183 (Superior Court of Washington for Whatcom County.) The complaint alleges that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of the consumer protection act, conversion and unjust enrichment. The complaint seeks damages and other relief in an unspecified amount.

City of Fairview Heights, Illinois Litigation. On October 5, 2005, the city of Fairview Heights, Illinois filed a purported state wide class action in state court against a number of Internet travel companies, including Hotels.com, Hotwire and Expedia. City of Fairview Heights, individually and on behalf of all others similarly situated v. Orbitz, Inc., et al., No. 05L0576 (Circuit Court for the Twelfth Judicial District, St. Clair County). The complaint alleges that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of the consumer protection act, conversion and unjust enrichment. The complaint seeks damages and other relief in an unspecified amount.

City of Findlay, Ohio Litigation. On October 25, 2005, the city of Findlay, Ohio filed a purported state wide class action in state court against a number of Internet travel companies, including Hotels.com, Hotwire and Expedia. City of Findlay v. Hotels.com, L.P., et al., No. 2005-CV-673 (Court of Common Pleas of Hancock County, Ohio). The complaint alleges that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of the consumer protection act, conversion imposition of a constructive trust and declaratory relief. The complaint seeks damages and other relief in an unspecified amount.

Expedia, Inc. and Subsidiaries

Part II Other Information

Item 1.	Legal Proceedings

CONTINUED

City of Chicago Litigation. On November 1, 2005, the City of Chicago, Illinois filed an action in state court against a number of Internet travel companies, including Hotels.com, Hotwire and Expedia. City of Chicago, Illinois v. Hotels.com, L.P., et al., No. 2005 L051003 (Circuit Court of Cook County). The complaint alleges that the defendants have failed to pay to the city the hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, conversion, imposition of a constructive trust and demand for a legal accounting. The complaint seeks damages and other relief in an unspecified amount.

French Competition Council Complaint

Expedia is party to a joint venture with Societe Nationale des Chemins de Fer Francais (SNCF), the state-owned railway group in France, which operates www.voyages-sncf.com, a leading online site for e-tourism in France. On July 6, 2004, Lastiminute.com filed with the French Competition Council a claim against the joint venture, SNCF and Expedia alleging that the joint venture violates applicable competition laws and is an abuse of dominant position by SNCF, a public monopoly, and an attempt to improperly eliminate competition in the online travel sector. Lastminute.com’s request for interim relief was denied by the Council on October 13, 2004.

Expedia, Inc.

Part II Other Information

Item 5.	Other Information

Our next annual meeting of stockholders is currently anticipated to be scheduled for May 23, 2006. An eligible stockholder who wishes to have its qualifying stockholder proposal considered for inclusion in Expedia’s proxy materials for such meeting must send a qualifying stockholder proposal to our Corporate Secretary at our executive offices at the address below no later than December 26, 2005. To qualify as an eligible stockholder with regard to making a stockholder proposal, a stockholder must, among other things, have continuously held at least $2,000 in market value or 1%, of our outstanding capital stock (which stock may have included IAC capital stock for that period prior to our spin-off from IAC) for at least one year by the date of submission of the stockholder proposal, and must continue to own that amount of stock through the date of the annual meeting.

Corporate Secretary

3150 139th Avenue SE

Bellevue, WA 98005

Expedia, Inc.

Part II. Other Information

Item 6.	Exhibits

Exhibit Number	Description

2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005

3.1	Amended and Restated Certificate of Incorporation of Expedia, Inc. (1)

3.2	Series A Cumulative Convertible Preferred Stock Certificate of Designation (1)

3.3	Amended and Restated Bylaws of Expedia, Inc. (1)

4.1	Specimen Expedia, Inc. Common Stock Certificate (2)

4.2	Equity Warrant Agreement for Warrants to Purchase up to 14,590,514 Shares of Common Stock expiring February 4, 2009, by and between Expedia, Inc. and The Bank of New York, dated as of August 9, 2005 (3)

4.3	Stockholder Equity Warrant Agreement for Warrants to Purchase up to 11,450,182 Shares of Common Stock, by and between Expedia, Inc. and Mellon Investor Services LLC, dated as of August 9, 2005 (3)

4.4	Optionholder Equity Warrant Agreement for Warrants to Purchase up to 1,558,651 Shares of Common Stock, by and between Expedia, Inc. and Investor Services LLC, dated as of August 9, 2005 (3)

10.1	Employment Agreement by and between Mark Gunning and Expedia, Inc., effective as of July 14, 2005 (1)

10.2	Separation Agreement by and between Chris Bellairs and Expedia, Inc., effective as of August 12, 2005 (1)

10.3	Expedia, Inc. Deferred Compensation Plan for Non-Employee Directors (2)

10.4	Expedia, Inc. 2005 Stock and Annual Incentive Plan (4)

10.5	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements (2)

10.6	Governance Agreement, by and among Expedia, Inc., Liberty Media and Barry Diller, dated as of August 9, 2005

10.7	Stockholders Agreement, by and between Liberty Media Corporation and Barry Diller, dated as of August 9, 2005

10.8	Form of Restricted Stock Unit Agreement (employees)

10.9	Form of Restricted Stock Unit Agreement (directors)

10.10	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005

10.11	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005

Expedia, Inc.

Part II. Other Information

Item 6.	Exhibits

CONTINUED

10.12	Transition Services Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005

31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Expedia, Inc.’s Current Report on Form 8-K dated as of August 15, 2005.

(2)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form S-4 (File No. 333-124303-01), filed on June 13, 2005, as amended.

(3)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form 8-A12G, filed on July 19, 2005, as amended.

(4)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form S-8 (File No. 333-127324) filed on August 9, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 14, 2005	Expedia, Inc.

	By:	/s/ Mark S. Gunning
Mark S. Gunning
Chief Financial Officer