Form 10-K
period 2005-12-31
Expedia, Inc.
filed 2006-03-31
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number: 000-51447

EXPEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2705720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3150 139th Avenue SE
Bellevue, WA 98005

(Address of principal executive office) (Zip Code)
Registrant’s telephone number, including area code:
(425) 679-7200

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value
Warrants to acquire one-half of one share of common stock, $0.001 par value
Warrants to acquire 0.969375 shares of common stock, $0.001 par value
      Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑
      As of June 30, 2005, there was no established public market for the registrant’s common stock. Shares began trading August 9, 2005 after completion of the Spin-Off from IAC/ InterActiveCorp (“IAC”).

Class	Outstanding Shares at February 28, 2006 were approximately,

Common stock, $0.001 par value per share	323,069,100 shares
Class B common stock, $0.001 par value per share	25,599,998 shares
Documents Incorporated by Reference

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2006 (Proxy Statement)	Part III

Expedia, Inc.
Form 10-K
For the Year Ended December 31, 2005

Expedia, Inc.
Form 10-K
For the Year Ended December 31, 2005
Part I. Item 1.     Business
Forward-Looking Statements
      This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in the section entitled “Risk Factors” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation and do not intend to publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
Management Overview

General Description of our Business
      Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. We have created a global travel marketplace used by a broad range of leisure and corporate travelers and offline retail travel agents. We make available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, destination service providers, cruise lines and other travel products and services.
      Our portfolio of brands, which are described below, include: Expedia-branded websites, Hotels.com, Hotwire.com, Worldwide Travel Exchange (“WWTE”) and Interactive Affiliate Network (“IAN”), Classic Vacations, Expedia Corporate Travel, eLong and TripAdvisor.

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
      On August 9, 2005, the Spin-Off was completed and Expedia, Inc. shares began trading on The Nasdaq Stock Market, Inc. under the symbol “EXPE.” In conjunction with the Spin-Off, we completed the following transactions: (1) transferred to IAC all cash in excess of $100 million, excluding the cash and cash equivalents held by eLong, (2) extinguished all intercompany receivable balances from IAC, which totaled $2.5 billion by recording a non-cash distribution to IAC, (3) recorded a non-cash contribution from IAC of a joint ownership interest in an airplane, with a value of $17.4 million, (4) recorded a non-cash contribution of media time, with a value of $17.1 million, (5) recorded derivative liabilities for the stock warrants and Ask Jeeves Convertible Subordinated Notes (“Ask Jeeves Notes”) with a fair value of $101.6 million, (6) recorded a modification of stock-based compensation awards of $5.4 million, and (7) recapitalized the invested equity balance with common stock, Class B common stock and preferred stock, whereby holders of IAC stock received shares of Expedia stock based on a formula. For additional information about the Spin-Off, see Note 1, Organization and Basis of Presentation, in the notes to consolidated financial statements.

Equity Ownership and Voting Control
      As of February 28, 2006, there were approximately 323,069,100 shares of Expedia common stock, 25,599,998 shares of Expedia Class B common stock and 846 shares of Expedia preferred stock outstanding. Liberty Media Corporation (“Liberty”) through companies owned by Liberty and companies owned jointly by Liberty and Barry Diller, Chairman and Senior Executive of Expedia, beneficially owned approximately 18% of Expedia’s outstanding common stock and 100% of Expedia’s outstanding Class B common stock. As of such date, Mr. Diller (through companies owned jointly by Liberty and Mr. Diller, his own holdings and holdings of Liberty, over which Mr. Diller generally has voting control pursuant to an irrevocable proxy granted by Liberty under the Stockholders Agreement described below) controlled approximately 53% of the outstanding total voting power of Expedia.
      Subject to the Stockholders Agreement, dated as of August 9, 2005, between Liberty and Mr. Diller, Mr. Diller is effectively able to control the outcome of nearly all matters submitted to a vote or for the consent of Expedia’s stockholders (other than with respect to the election by the Expedia common stockholders of 25% of the members of Expedia’s Board of Directors and certain matters as to which a separate class vote of the holders of Expedia common stock or Expedia preferred stock is required under Delaware law). In addition, pursuant to the Governance Agreement, dated as of August 9, 2005, among Expedia, Liberty and Mr. Diller, each of Mr. Diller and Liberty generally has the right to consent to certain significant corporate actions in the event that Expedia’s ratio of total debt to EBITDA, as defined therein, equals or exceeds four to one over a continuous 12-month period.

Portfolio of Brands
      We leverage our portfolio of brands to target the broadest range of travelers looking for different travel options. Our brands provide a wide selection of travel products and services, from simple, discounted travel to more complex, luxury travel. Our products primarily consist of air, hotel, car rental, destination services and cruise.
      Expedia. Our Expedia-branded websites make a large variety of travel products and services available directly to travelers through our U.S.-based website, www.expedia.com, as well as through localized versions of our website in Australia, Canada, France, Germany, Italy, the Netherlands and the United Kingdom (“U.K.”). Expedia-branded websites also serve as the travel channel on MSN.com, Microsoft Corporation’s (“Microsoft”) online services network in the United States, as well as certain international MSN sites. Expedia-branded websites target many different types of consumers, from families booking a summer vacation to individual travelers arranging a quick weekend getaway. Travelers can search for, compare information about (including pricing and availability) and book travel products and services on Expedia-branded websites, including airline tickets, lodging, car rentals, cruises and many destination services, such as attractions and tours, from a large number of suppliers, on a stand-alone or package basis.
      Hotels.com. Our Hotels.com website makes available a large variety of lodging options to travelers, who can plan, shop for and book lodging accommodations, from traditional hotels to vacation rentals. Hotels.com seeks to provide travelers with premium content and service through our U.S.-based website, www.hotels.com (as well as localized versions in the Americas, Europe, Asia Pacific and South Africa), our vacation rentals website at www.vacationspot.com and our call centers. Through Hotels.com, we are pursuing a strategy focused on differentiating our service offerings by positioning ourselves as a hotel expert with premium content about lodging properties, while simultaneously broadening our focus to include other travel products and services.
      Hotwire.com. Our discount travel website, Hotwire.com, makes available airline tickets, hotel rooms, rental cars, cruises and vacation packages. Hotwire.com’s approach matches the price-sensitive travelers willing to be flexible to save money with suppliers who have excess seats, rooms and cars they wish to fill without affecting the public’s perception of their brands. Hotwire.com travelers may enjoy significant discounts by electing to book travel services “opaquely” or “semi-opaquely,” without knowing certain itinerary details such as brand, time of departure and exact hotel location, while suppliers create value from excess inventory without diluting their core brand-loyal traveler base. Hotwire.com works with many domestic and international airlines, including United States full-service major network airlines, top hotels in hundreds of cities and resort destinations in the United States, Europe, Canada, Mexico and the Caribbean and major car rental companies in the United States.
      WWTE and IAN. Our private label programs make travel products and services available to travelers through third party company-branded websites. The products and services made available through our websites, www.wwte.com and www.ian.com, are based on those made available on Expedia-branded and Hotels.com-branded websites, respectively. We generally compensate participants in the WWTE and IAN private label programs on a revenue-share basis.
      Classic Vacations. We offer individually tailored vacations that we provide primarily through a national network of third-party retail travel agents. We deliver a full line of premium vacation packages — air, hotels, car rentals, activities and private transportation — to create customized luxury vacations in Hawaii, the Caribbean, Mexico, Costa Rica, Europe and Tahiti. Travel agents and travelers can preview our product offering through our websites, www.classicforagents.com and www.classicvacations.com.
      Destination Services. Our network of in-destination travel desks located at hotels and resorts in Florida, Hawaii and Mexico makes available to travelers the opportunity to obtain tours, attractions, airport transfer services and other travel-related services. Our network expanded through our acquisition of Activity World, a destination service provider in Hawaii in 2004, and our 2005 acquisition of Premier Getaways, a destination service provider in Florida.
      Expedia Corporate Travel (“ECT”). Our full-service travel management company makes travel products and services available to corporate travelers in the United States, Canada and Europe. In 2004, we established ECT — Europe, which includes Egencia and World Travel Management, both of which were acquired in 2004. ECT provides, among other things, centralized booking tools for employees of our corporate travelers, support of negotiated airfares and consolidated reporting aimed at small- and mid-sized businesses. ECT charges corporate client companies sign-up and set-up fees, as well as transactional fees for making or changing bookings. In addition, ECT provides on-site agents to some corporate clients in order to fully support the account.
      eLong. Our majority owned online travel service company, based in Beijing, People’s Republic of China (“China”), specializes in travel products and services in China. eLong uses web-based distribution technologies and a 24-hour nationwide call center to provide consumers with consolidated travel information and the ability to access hotel reservations at discounted rates at over 3,000 hotels in major cities across China. eLong also offers air ticketing and other travel related services, such as rental cars and vacation packages. Travelers can access travel products and services through the websites, www.elong.com and www.elong.net.
      TripAdvisor. Our comprehensive online travel search engine and directory aggregates unbiased articles, guidebook reviews and user opinions on cities, hotels and activities in a variety of given destinations from a number of online sources through our website, www.tripadvisor.com. In addition to travel-related information, TripAdvisor’s destination-specific search results provide links to the websites of TripAdvisor’s travel partners (travel service providers and marketers) through which travelers can make related travel arrangements.

Business Strategy
      We are in the early stages of leveraging our historic strength as an efficient transaction processor to become a retailer and merchandiser of travel experiences. Our goal is to help travelers enjoy their trips; from before the reservation is made, to after the trip has been taken.
      Our business strategy is as follows:

•	Leverage our portfolio of travel brands;

•	Innovate on behalf of travelers and supplier partners;

•	Expand our international and corporate travel businesses;

•	Expand our product and service offerings worldwide; and

•	Leverage our scale in technology and operations.
      Leverage Our Portfolio of Travel Brands. We seek to appeal to the broadest possible range of travelers and suppliers through our collection of industry-leading brands. We target several different demographics, from the value-conscious traveler through our Hotwire brand to luxury travelers seeking a high-touch, customized vacation package through our Classic Vacations brand. We believe our flagship Expedia brand appeals to the broadest range of travelers, with our extensive product offering and facilitation of single item purchases of discounted product to complex bundling of higher-end travel packages. Our Hotels.com site and its international versions target travelers with premium content about lodging properties, and generally appeal to travelers with shorter booking windows who prefer to drive to their destination.
      We believe our appeal to suppliers is enhanced by our brand portfolio and our international points of presence, by allowing suppliers to access the broadest possible range of travelers with their product and service offerings. We intend to continue supporting and investing in our brand portfolio for the benefit of travelers and suppliers.
      Innovate on Behalf of Travelers and Supplier Partners. We have a long tradition of innovation, from Expedia.com’s inception as a division of Microsoft, to our introduction of Best Fare Search and dynamic packaging technologies to more recent innovations such as traveler reviews, Personal Trip Guides, Expedia Corporate Travel’s TripController software and our AirShopper e-mail campaign.
      A recent innovation of note was Expedia.com’s introduction of its Best Price Guarantee in early 2006. We increase our travelers’ confidence and their likelihood of purchase by assuring them that our pricing is competitive. If travelers find a better price online for the same trip within 24 hours, we refund the difference and we give them a $50 travel coupon towards their next qualifying trip, subject to certain restrictions.
      We intend to continue innovating on behalf of our travelers. We are currently investing in and building a scaleable, extensible, service-oriented technology platform, which will extend across our portfolio of brands. This will result in improved flexibility and faster go-forward innovation. This transition will allow us to improve our site merchandising, browse and search functionality and add significant personalization features. We expect this transition to occur in a phased approach, with worldwide points of sale migrating to the new platform by early 2008.
      We also intend to continue innovating on behalf of our suppliers. As an example, we have developed proprietary, supplier-oriented technology that streamlines the interaction between some of our websites and hotel central reservation systems, making it easier and more cost-effective for hotels to manage reservations made through our brands. Through this “direct connect” technology, hotels can upload information about available products and services and rates directly from their central reservation systems into our websites, as well as automatically confirm hotel reservations made by our travelers. In the absence of direct connect technology, both of these processes are generally completed manually via a proprietary extranet. Our travelers can book reservations with over 25,000 worldwide merchant hotel properties, of which over 30% are now fully direct-connected. We expect that this number will increase in the future.
      We are also adding a significant upgrade to our data aggregation and mining capabilities across Expedia with the installation of an enterprise data warehouse, which will allow enhanced personalization on both our websites and e-mail communications with our travelers. This investment will also yield phased benefits, with the full project scheduled for completion in 2008.
      Expand our International and Corporate Travel Businesses. We currently operate Expedia-branded sites in the U.S., Canada, U.K., Germany, France, Italy, the Netherlands and Australia. Through our controlling ownership in eLong, we maintain a point of sale for Chinese travelers, and through Hotels.com, Hotwire.com and TripAdvisor brands we maintain additional points of presence beyond the U.S. In 2005, our international gross bookings accounted for approximately 22% of worldwide gross bookings.
      We intend to continue investing in and growing our existing international points of sale. In addition, we anticipate launching point of sales in additional countries in the future where we find large travel markets and rapid growth of online commerce. As an example, we plan to enter the Japanese travel sector by the end of 2006. Future launches may occur under our flagship Expedia brand or our other brands, or through acquisition of third party brands, as in the case of eLong.
      ECT currently conducts operations in the U.S., Canada, U.K., France, Belgium, the Netherlands and Luxembourg. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe we offer a compelling technology solution to small and medium-sized businesses seeking to control travel costs and improve their employees’ travel experiences. Expanding our corporate travel business also increases our appeal to travel product and service suppliers, as the average corporate traveler has a higher incidence of first class and international travel than the average leisure traveler.
      We intend to continue investing in and expanding the geographic footprint of our ECT business. ECT currently accounts for less than 5% of our worldwide gross bookings, but we anticipate growth over the next few years.
      Expand our Product and Service Offerings Worldwide. In general, our Expedia.com site has offered the most comprehensive array of innovation and selection of travel products and services to travelers. We plan to continue improving and growing these offerings at Expedia.com, as well as expand them to our worldwide points of sale.
      The majority of our revenue comes from transactions involving the sale of airline tickets and the booking of hotel reservations, either as stand-alone products or as part of package transactions. We are working to grow our package business as it results in higher revenue per transaction, and we also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other offerings.
      Leverage our Scale in Technology and Operations. The travel brands comprising Expedia, Inc. have invested over $3 billion dollars in technology, operations, brand building, supplier integration and relationships and other areas since the launch of Expedia.com in 1996.
      It is our intention to continue leveraging this substantial investment by launching new countries, introducing site features, adding supplier products and services or adding value-added content for travelers. We have been able to launch the Italy and Australia websites relatively quickly and inexpensively by leveraging Expedia’s existing technology and product supply.
      Our scale of operations also enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. As an example, our traveler review feature — whereby Expedia travelers have created over 100,000 qualified reviews of hotel properties — is able to accumulate a larger base of reviews due to the higher base of online traffic that frequents our various sites.

Merchant and Agency Business Models
      We make travel products and services available on a stand-alone and package basis, primarily through two business models: the merchant model and the agency model. Under the merchant model, we facilitate the booking of hotel rooms, airline seats, car rentals and destination services from our travel suppliers and for such bookings, we are the merchant of record. Under the agency model, we act as an agent in the transaction, passing reservations booked by our travelers to the relevant airline, hotel, car rental company or cruise line.
      As merchant of record, we generally have certain latitude to establish prices charged to travelers (as compared to agency transactions). Also, we negotiate inventory allocation and pricing with our suppliers which enables us to achieve a higher level of net revenue per transaction as compared to those provided through the agency model.
      Through our Expedia-branded websites, travelers can dynamically assemble multiple component travel packages in a single transaction at a lower price as compared to booking each component separately. Packages assembled by travelers through the packaging model on these websites include a merchant hotel component and an air or car component. Travelers select packages based on the total package price, without being provided component pricing. The use of the merchant travel components in packages enables us to make certain travel products available at prices lower than those charged on an individual component basis by travel suppliers without impacting their established pricing and position models.
      Our agency business is comprised of the sale of airline tickets, hotel, cruise and car rental reservations. Airline ticket transactions make up the majority of this business. Although net revenue per transaction is lower (as compared to the merchant model), due to the high volume of airline tickets sold, our agency gross bookings accounted for 59% of total gross bookings for the year ended December 31, 2005.

Relationships with Travel Suppliers, Distribution and Fulfillment Partners
      Overview. We make travel products and services available from a variety of large and small commercial and charter airlines, lodging properties, car rental companies, cruise lines and destination service providers. We seek to build and maintain long-term, strategic relationships with travel suppliers and global distribution system (“GDS”) partners. An important component of the success of our business depends on our ability to maintain our existing, as well as build new, relationships with travel suppliers and GDS partners.
      Travel Suppliers. We strive to deliver value to our travel suppliers through a wide range of innovative, targeted merchandising and promotional strategies designed to increase their revenue, while simultaneously reducing their marketing transaction and customer service costs. We maintain a Partner Services Group, which consists mainly of strategic account managers and local market managers who work directly with travel suppliers to increase the marketing of their travel products through our brands.
      In addition, we have developed proprietary, supplier-oriented technology that streamlines the interaction between some of our websites and hotel central reservation systems, making it easier and more cost-effective for hotels to manage reservations made through our brands. Through this “direct connect” technology, hotels can upload information about available products and services and rates directly from their central reservation systems into our websites, as well as automatically confirm hotel reservations made by our travelers. In the absence of direct connect technology, both of these processes are generally completed manually. Our travelers can book reservations with over 25,000 merchant hotel properties worldwide, of which over 30% are now fully direct-connected. We expect that this number will increase in the future.
      Distribution Partners. GDS, also referred to as computer reservation services, provide a centralized, comprehensive repository of travel suppliers “content” — such as availability and pricing of seats on various airline point-to-point flights, or “segments.” The GDSs act as intermediaries between the travel suppliers and online and offline travel agencies, allowing agents to reserve and book flights, rooms or other travel products.
      While we have historically used Worldspan as our primary GDS, in light of the deregulated GDS environment and our desire to ensure the widest possible supply of air content for our travelers, we also have distribution agreements with both Amadeus and Sabre.
      Fulfillment Partners. We outsource our airline ticket fulfillment function to third-party suppliers. This function includes the issuance of airline tickets and related customer services.

Marketing and Promotions
      Our marketing programs are intended to build and maintain the value of our various brands, drive traffic and conversion through our various brands and businesses, lower ongoing traveler acquisition costs and strategically position our brands in relation to one another. Our long-term success depends on our continued ability to increase the overall number of traveler transactions in a cost-effective manner.
      Our marketing channels primarily include direct and/or personalized traveler communications, search engine marketing and online and offline advertising. In addition, our Expedia-branded websites provide content and services to the travel channel on the MSN.com website in the U.S. and MSN websites in Canada, the United Kingdom, Italy, France and Germany. Our marketing programs and initiatives include promotional offers such as coupons and gift cards. In addition, we anticipate launching a significant loyalty effort for our travelers.
      We also make use of affiliate marketing. The Expedia.com and Hotels.com-branded websites receive bookings from consumers who have clicked-through to the respective websites through links posted on affiliate partner websites, including the IAN, or www.IAN.com, and WWTE, or www.wwte.com. We have agreements with thousands of third party affiliate partners, including a number of leading travel companies, pursuant to which we pay a commission for bookings originated from their websites. Affiliate partners can make travel products and services available through an Expedia-branded website, a co-branded website or their own private label website. We also provide our affiliates with technology and access to a wide range of products and services.

Operations and Technology
      We provide 24-hour-a-day, seven-day-a-week traveler support by telephone or via e-mail. For purposes of operational flexibility, we provide this support infrastructure with a combination of in-house and outsourced call centers which are located in various locations throughout the world.
      Our systems infrastructure and web and database servers are hosted by third-party web hosting suppliers in various locations, mainly in the United States, which provide communication links, as well as 24-hour monitoring and engineering support. The web hosting facilities have their own generators and multiple back-up systems. Significant amounts of our computer hardware for operating the websites are also located at these facilities.
      We have developed innovative technology to power our global travel marketplace. For example, our Expert Searching and Pricing Platform (“ESP Platform”), which our Expedia-branded websites use, is an industry leading platform that includes two components: (1) a fare-searching engine that enables broad and deep airline fare and schedule searches and (2) a common database platform that allows our Expedia-branded websites and our travelers to bundle diverse types of travel services together dynamically, which further enables our Expedia-branded websites to cross-market and package travel inventory. The ESP Platform has been historically an important contributor to our growth in the online travel industry.
      Another core technology advantage is our best fare search technology. This technology essentially deconstructs the segment feeds from GDS partners for air flight searches and recommends the best way to re-assemble multi-leg itineraries so that they are less expensive and more flexible for the traveler.

      We plan to significantly invest in our technology platform over the next two years. We are investing in and building a scaleable, extensible, service-oriented technology platform which will extend across our portfolio of brands. This will result in long-term cost savings, improved flexibility and faster go-forward innovation. This transition will allow us to improve our site merchandising, browse and search functionality, add significant personalization features, and ultimately improve our ability to drive higher return-on-investment in our online and offline advertising. We expect this transition to occur in a phased approach, with worldwide points of sale migrating to the new platform over the next two years.
      We are also adding a significant upgrade to our data aggregation and mining capabilities across Expedia with the installation of an enterprise data warehouse over the next two years.

Competition
      Our brands compete in rapidly evolving and intensely competitive markets. We believe the relatively low percentage of total travel sales transacted online in the global travel industry indicates that these markets represent especially large opportunities for Expedia and those of its competitors that wish to expand their brands and businesses abroad.
      Our competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services and other companies offering travel search engines including meta-search engines in each case, on a local, regional, national and/or international basis.
      We believe that maintaining and enhancing our brands is a critical component of our effort to compete. We differentiate our brands from our competitors primarily based on quality and breadth of travel products, channel features and usability, price, traveler service and quality of travel planning content and advice. The emphasis on one or more of these factors varies, depending on the brand or business and the related target demographic.
      Our brands face increasing competition from travel supplier direct websites. In some cases, supplier direct channels offer advantages to travelers, such as loyalty programs or lower transaction fees. Our websites feature travel products and services from numerous travel suppliers (as opposed to a single supplier). We face competition from airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites. Our business is generally sensitive to changes in the competitive landscape, including the emergence of new competitors.

Intellectual Property Rights
      We regard our intellectual property rights, including our patents, service marks, trademarks, domain names, copyrights, trade secrets and other intellectual property, as critical to our success. For example, we rely heavily upon the software code, informational databases and other components that make up our travel planning service.
      We rely on a combination of laws and contractual obligations with employees, travelers, suppliers, affiliates and others to establish and protect our trade secrets. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or our intellectual property without authorization which, if discovered, might require the uncertainty of legal action to correct. In addition, there can be no assurance that others will not independently and lawfully develop substantially similar properties.
      We have registered and continue to apply to register, or secure by contract when appropriate, our trademarks as they are developed and used. We also register domain names as we deem appropriate. While we seek to protect our trademarks and domain names, effective trademark protection may not be available or may not be sought by us for every trademark used in every country, and contractual disputes may affect the use of trademarks governed by private contract. Similarly, not every variation of a domain name may be available, or may be registered by us, even if available. The failure to protect our intellectual property in a meaningful manner or challenges to our intellectual property rights, could materially adversely affect our business, result in erosion of our brand names and/or limit our ability to control marketing on or through the internet using our various domain names.
      We have considered, and will continue to consider, the appropriateness of filing for patents to protect future inventions, as circumstances may warrant. However, many patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by us.
      From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement by us of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

Regulation
      We must comply with laws and regulations relating to the travel industry and the provision of travel services, including registration in various states as “sellers of travel” and compliance with certain disclosure requirements and participation in state restitution funds. In addition, our businesses are subject to regulation by the U.S. Department of Transportation and must comply with various rules and regulations governing the provision of air transportation, including those relating to advertising and accessibility.
      As we continue to expand the reach of our brands into the European, Asia-Pacific and other international markets, we may increasingly be subject to laws and regulations applicable to travel agents in those markets, including laws regulating the provision of travel packages and industry specific value-added tax regimes. For example, the EEC Council Directive on Package Travel Package Holidays and Package Tours imposes various obligations upon marketers of travel packages, such as disclosure obligations to consumers and liability to consumers for improper performance of the package, including supplier failure.

Financial Information about Segments and Geographic Areas
      We operate as one reportable segment. We generate our revenue through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented in this Annual Report on Form 10-K.
      The geographic information required herein is contained in Note 18, Segment Information, in the notes to our consolidated financial statements.

Additional Information
      Company Website and Public Filings. We maintain a corporate website at www.expediainc.com. The information on our website, as well as the websites of our various brands and businesses, is not incorporated by reference in this Annual Report on Form 10-K, or in any other filings with, or in any information furnished or submitted to, the Securities and Exchange Commission (“SEC”).
      We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.
      Code of Ethics. We posted our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, on our corporate website at www.expediainc.com. Our code of business conduct and ethics complies with Item 406 of SEC

Regulation S-K and the rules of the Nasdaq Stock Market, Inc. We intend to disclose any changes to the code that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for our executive officers, directors or senior financial officers, on our corporate website.

Employees
      As of February 28, 2006, we employed approximately 6,500 full-time and part-time employees of whom approximately 1,800 are based at eLong. In addition, we contract for the services of approximately 350 employees of temporary staffing firms. Our employees are not represented by any collective bargaining unit. We believe we generally have good relations with our employees.
Part I. Item 1A.     Risk Factors
      You should carefully consider each of the following risks and uncertainties associated with our company and the ownership of our securities. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.
      We operate in a very competitive environment and face increasing competition from a variety of companies with respect to products and services we offer.
      The market for the services we offer is intensely competitive. We compete with both established and emerging online and traditional sellers of travel services with respect to each of the services we offer. Some of our competitors, including travel suppliers such as airlines and hotels, may offer services and products on more favorable terms such as no fees and with unique access to loyalty programs, such as points and miles. Many of these competitors, such as airlines, hotel and rental car companies, are also focusing on driving online demand to their own websites in lieu of third-party distributors like us. For instance, many low cost airlines, which are having increasing success in the marketplace, distribute their inventory exclusively through their own websites. Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours. The introduction of new technologies and the expansion of existing technologies, such as metasearch products, may increase competitive pressures. Increased competition may result in reduced operating margins, as well as loss of travelers, transactions and brand recognition. We cannot assure you that we will be able to compete successfully against current, emerging and future competitors or provide differentiated products and services to our traveler base. Increased competition could result in reduced operating margins, loss of segment share and damage to our brand. There can be no assurance that we will be able to compete successfully against current and future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.
      Over the last several years, travel suppliers have generally reduced or eliminated commissions and payments to travel agents and other travel intermediaries; these reductions could adversely affect our business, financial condition and results of operations.
      A portion of our agency revenue is derived from compensation paid by travel suppliers and GDS partners for bookings made through our websites. We generally negotiate these commissions and fees with our travel suppliers and GDS partners. Over the last several years, travel suppliers have generally reduced or eliminated commissions and payments to travel agents and other travel intermediaries. No assurances can be given that GDS partners or travel suppliers will not reduce current industry compensation or our compensation, either of which could reduce our agency revenue and margins thereby adversely affecting our business, financial condition and results of operations. GDS partners in particular face renegotiations of their long-term contracts with airlines in 2006 that could result in decreased compensation to them and to us.

      Declines or disruptions in the travel industry, such as those caused by terrorism, war, inclement weather, health concerns, bankruptcies and/or general economic downturns, could adversely affect our business, financial condition and results of operations.
      Our business, financial condition and results of operations are affected by the health of the worldwide travel industry. Accordingly, downturns or weaknesses in the travel industry could adversely affect our business. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Events or weakness in the travel industry that could negatively affect our business include price escalation in the airline industry or other travel-related industries, airline or other travel related strikes, airline bankruptcies or liquidations and fuel price escalation. Additionally, our business is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of political instability or geopolitical conflict in which travelers become concerned about safety issues, as a result of inclement weather such as the hurricanes that affected the markets around the Gulf of Mexico in 2005 or when travel might involve health-related risks, such as avian flu. Such concerns could result in a protracted decrease in demand for our travel services. This decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business, financial condition and results of operations over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as terrorist activity or war, could result in the incurrence of significant additional costs if we provide relief to affected travelers by not charging cancellation fees or by refunding the price of airline tickets, hotel reservations and other travel products and services.
      We depend on our relationships with travel suppliers and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.
      An important component of our business success depends on our ability to maintain our existing, as well as build new, relationships with travel suppliers and global distribution system (“GDS”) partners. Adverse changes in existing relationships, or our inability to enter into new arrangements with these parties on favorable terms, if at all, could reduce the amount, quality and breadth of attractively priced travel products and services that we are able to offer, which could adversely affect our business, financial condition and results of operations.
      Travel suppliers are increasingly seeking to lower their travel distribution costs by promoting direct online bookings through their own websites. In some cases, supplier direct channels offer advantages to consumers, such as loyalty programs or lower transaction fees. In addition, travel suppliers may choose not to make their travel products and services available through our distribution channels. To the extent that consumers continue to increase the percentage of their travel purchases through supplier direct websites and/or if travel suppliers choose not to make their products and services available to us, our business may suffer.
      Our failure to attract and retain travelers in a cost-effective manner could adversely affect our business, financial condition and results of operations.
      Our long-term success depends on our continued ability to increase the overall number of traveler transactions in a cost-effective manner. In order to increase the number of traveler transactions, we must capture repeat business from existing travelers and also attract new visitors to our websites and other distribution channels and convert these visitors into paying travelers. Similarly, our corporate travel business is dependent on enlisting new corporate travelers and attracting their travel booking activity online to our corporate travel websites as well as retaining existing travelers. One manner in which we cost-effectively attract travelers to our websites is through affiliate programs. If the number of travelers being driven to our websites through affiliates participating in these programs were to decrease significantly, costs relating to our sales and marketing commitments could increase. In addition, we believe that rates for desirable offline and online advertising and marketing placements are likely to increase in the foreseeable future. No assurances can be provided that we will be successful in acquiring new travelers in a cost-effective manner.

      We rely on the performance of highly skilled personnel and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.
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
      In addition, our future success will depend on the performance of our senior management and key employees, many of whom joined Expedia recently. Expedia cannot ensure that it will be able to retain the services of Mr. Diller, Mr. Khosrowshahi or any other member of our senior management or key employees, the loss of whom could seriously harm our business. In addition, competition for well-qualified employees in all aspects of our business, including software engineers and other technology professionals, is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.
      Many of our business units use separate operational and financial systems that have not been integrated and that rely heavily on manual procedures.
      Expedia is composed of multiple business units that were unaffiliated companies prior to being acquired by IAC. These multiple business units use disparate systems, processes and personnel to support operations, including bookings and fulfillment, accounting and budgeting, tax filings, vendor payments and back office support. In addition, certain of the business units rely on manual procedures for critical business systems and financial reporting processes. We expect to incur significant costs in our ongoing efforts to integrate and automate these disparate systems into an efficient, effective and unified operation.
      The continued lack of automation, and the ongoing reliance on manual procedures in critical business processes and financial reporting functions increases the risk of errors. If we are not able to successfully implement the changes necessary to operate a unified system, or automate critical financial reporting processes then:

•	We may not be able to take advantage of efficiencies of scale,

•	We may incur excess costs that could affect our margins

•	We may lose partners due to inefficiencies with our current systems

•	We may negatively affect our ability to report our financial results accurately and on a timely basis.
      If any of these events were to occur, it could have a material adverse effect on our reputation or results of operations.
      If we fail to establish and maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. This could adversely affect our operating results and our brand.
      We may not be able to establish or maintain adequate internal controls over financial reporting. Many of our internal controls and reporting systems were designed and originally implemented in smaller, separate business units while they were part of IAC and may not function as intended in an entity separate from IAC. In addition, we have a new senior financial management team, with only limited experience evaluating and managing these controls and processes. Additionally, certain functions, including equity transactions, income taxes, derivatives, treasury functions, and periodic reporting in accordance with SEC rules and regulations were previously handled by IAC and have only recently been established at the Company.
      Although we are taking steps to strengthen our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. We also cannot be certain that the interim steps we have taken, pending full implementation of these measures, to preserve our ability to accurately record, process, and summarize financial data and prepare our financial statements and reporting, will be effective. Many of these interim steps are time and labor intensive and rely on manual procedures, which makes them difficult to maintain for an extended period and increases the risk of errors.
      Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.
      Our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report will also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.
      We are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. Although we have not identified any material weaknesses as of the date of this filing, management may, during this process, identify one or more material weaknesses in our internal control over financial reporting; if such occurs, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2006 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.
      Our success depends on maintaining the integrity of our systems and infrastructure. System interruption and the lack of integration and redundancy in our information systems may affect our businesses.
      A fundamental requirement for online commerce and communications is the secure transmission of confidential information, such as credit card numbers or other personal information, over public networks. Our security measures may be inadequate and, if any compromise of security were to occur, it could have a detrimental effect on our reputation and adversely affect our ability to maintain our existing travelers and/or attract new travelers.
      We may experience occasional system interruptions that make some or all systems unavailable or prevent us from efficiently fulfilling orders or providing services to third parties. We rely on our affiliates’ and third party computer systems and service providers to facilitate and process a portion of our transactions. Any interruptions, outages or delays in our systems or third party providers’ systems, or deterioration in their performance, could impair each company’s ability to process transactions for its travelers and the quality of service that we can offer to our travelers. We do not have backup systems for certain critical aspects of our operations, many other systems are not fully redundant and our disaster recovery planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions may damage or interrupt computer or communications systems at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services to our travelers and/or third parties for a significant period of time. In addition, we may have inadequate insurance coverage or insurance limits to compensate for losses from a major interruption, remediation may be costly and have a material adverse effect on our operating results and financial condition.
      Our expansion places a significant strain on our management, technical, operational and financial resources.
      We have rapidly and significantly expanded our operations both domestically and internationally and anticipate expanding further to pursue growth of our product and service offerings and customer base. Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources, and internal financial control and reporting functions.
      There can be no assurance that we will be able to manage our expansion effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results, and hard our business.
      We may experience operational and financial risks in connection with any acquisitions. In addition, some of the businesses acquired by us may incur significant losses from operations or experience impairment of carrying value.
      Our future growth may depend, in part, on acquisitions. To the extent that we continue to grow through acquisitions, we may face the operational and financial risks that commonly accompany that strategy. We would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting their ongoing businesses, impairing management resources and their relationships with employees and travelers as a result of changes in their ownership and management Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, will divert management time and other resources. Some acquisitions may not be successful and their performances may result in the impairment of their carrying value.
      Certain financial and operational risks related to acquisitions that may have a material impact on our business are:

•	Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions,

•	Stockholder dilution if an acquisition is consummated through an issuance of our securities,

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences,

•	Costs incurred in identifying and performing due diligence on potential acquisition targets that may or may not be successful,

•	Difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of the acquired company,

•	Impairment of relationships with employees, retailers and affiliates of our business and the acquired business,

•	The assumption of known and unknown liabilities of the acquired company,

•	Entrance into markets in which we have no direct prior experience, and

•	Impairment of goodwill arising from our acquisitions.

      Our results of operations are difficult to predict and may fluctuate substantially from the estimates of securities analysts or expectations of our investors.
      In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our securities may decline significantly. In addition to the risks identified herein, our business is sensitive to general economic conditions, the health of the worldwide travel industry, consumer confidence, consumer retail spending, trends in technology, competition, levels of personal discretionary income, weather, acts of war or terrorism, safety concerns and acts of God. Our business is also subject to the effects of seasonality with revenue typically lowest in the first quarter of the year and highest in the third quarter.
      We have a limited operating history and our stock price is highly volatile.
      We have a relatively short operating history as a separate company and a rapidly evolving and unpredictable business model. The trading price of our common stock fluctuates significantly. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

•	quarterly variations in operating results;

•	changes in interest rates;

•	conditions or trends in the online travel and e-commerce industries;

•	fluctuations in the stock market in general and market prices for internet-related companies in particular;

•	general economic conditions;

•	new services, innovations, and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	changes in internet regulation;

•	additions or departures of key personnel;

•	corporate restructurings, including layoffs or closures of facilities;

•	changes in the valuation methodology of, or performance by, other companies in the travel or e-commerce industries; and

•	transactions in our common stock by major investors and certain analyst reports, news, and speculation.
      Any of these events may cause our stock price to rise or fall and may adversely affect our business and financing opportunities. A a result, we may experience extreme price and volume fluctuations that are unrelated or disproportionate to changes in our operating performance. In the past, following periods of volatility in the general market, or a particular companies securities, securities class actions have been brought against affected companies. This litigation, if instituted against us, could result in substantial costs and diversion of our management’s attention and resources.
      Future volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock awards than we have historically, which could hurt our operating results or reduce the percentage ownership of our existing stockholders, or both.
      We may not be able to engage in desirable strategic transactions and equity issuances due to our tax-sharing arrangements.
      Our ability to engage in significant stock transactions could be limited or restricted to preserve the tax free nature of our Spin-Off from IAC. Current federal income tax law creates a presumption that the

Spin-Off would be taxable to IAC, but not to its stockholders, if either IAC or we enter into a transaction that would result in a 50% or greater change, by vote or value, in IAC’s or our stock ownership during the four-year period that begins two years before the date of the Spin-Off, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the Spin-Off. Treasury regulations currently in effect generally provide that whether an acquisition transaction and a Spin-Off are part of a plan is determined based on all of the facts and circumstances, including, but not limited to, specific factors described in the regulations. In addition, the regulations provide several “safe harbors” for acquisition transactions that are not considered to be part of a plan. These restrictions may prevent us from entering into transactions which might be advantageous to our stockholders, such as selling the company or substantially all of the assets of the company, issuing equity securities to satisfy financing needs, acquiring businesses or assets with equity securities.
      Under the tax sharing agreement with IAC, there are restrictions on our ability to take actions that could cause the Spin-Off to fail to qualify as a tax free transaction, including redeeming substantial amounts of our equity securities and selling or otherwise disposing of a substantial portion of our assets, in each case, for a period of 25 months following the Spin-Off. We would be required to indemnify IAC against the taxes described in the preceding sentence if such tax is incurred by a breach of our covenants under the tax sharing agreement.
      Mr. Diller currently controls Expedia. If Mr. Diller ceases to control the company, Liberty Media Corporation may effectively control the company.
      Subject to the terms of the Stockholders Agreement, Mr. Diller holds an irrevocable proxy to vote shares of Expedia stock held by Liberty Media Corporation (“Liberty”). Accordingly, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of the Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy terminates and depending on the capitalization of Expedia at such time, Liberty may effectively control the voting power of our capital stock. Mr. Diller, through shares he owns beneficially as well as those subject to the irrevocable proxy, controls approximately 53% of the combined voting power of the outstanding Expedia capital stock.
      In addition, under the Governance Agreement, each of Mr. Diller and Liberty generally has the right to consent to limited matters in the event that our ratio of total debt to EBITDA, as defined in the Governance Agreement, equals or exceeds 4:1 over a continuous 12-month period. We cannot assure you that Mr. Diller and Liberty will consent to any such matter at a time when we are highly leveraged, in which case we would not be able to engage in such transactions or take such actions.
      As a result of Mr. Diller’s ownership interests and voting power, and Liberty’s ownership interests and voting power upon Mr. Diller’s permanent departure from us, Mr. Diller is currently, and in the future Liberty may be in a position to control or influence significant corporate actions, including, corporate transactions such as mergers, business combinations or dispositions of assets and determinations with respect to our significant business direction and policies. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to us. As a result, the market price of our securities could be adversely affected.
      Actual or potential conflicts of interest may develop between Expedia management and directors, on the one hand, and the management and directors of IAC, on the other.
      Mr. Diller serves as our Chairman of the Board of Directors and Senior Executive, while retaining his role as Chairman and Chief Executive Officer of IAC, and Mr. Kaufman serves as Vice Chairman of both Expedia and IAC. The fact that Messrs. Diller and Kaufman hold positions with both companies and own both IAC and Expedia stock could create, or appear to create, potential conflicts of interest for each of Messrs. Diller and Kaufman when he faces decisions that may affect both IAC and Expedia. Both Messrs. Diller and Kaufman may also face conflicts of interest with regard to the allocation of their time between IAC and Expedia.

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
      Our business, financial condition and results of operations could be adversely affected by unfavorable changes in or interpretations of existing, or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to the internet and online commerce, consumer protection and privacy, escheat and sales, use, occupancy, value-added and other taxes, could decrease demand for products and services, increase costs and/or subject us to additional liabilities. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce, which may relate to liability for information retrieved from or transmitted over the internet, user privacy, taxation and the quality of products and services. Furthermore, the growth and development of online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on online businesses generally.
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
      Our international opportunities and investments involve risks relating to travel patterns, practices, Internet-based commerce, regulations and exchange rate fluctuations.
      We operate in a number of jurisdictions abroad and intend to continue to expand our international presence. In order to achieve widespread acceptance in the countries and markets we enter, we must continue to tailor our services to the unique customs and cultures of such countries and markets. Learning the customs and cultures of various countries, particularly with respect to travel patterns and practices, can be difficult, costly and divert management and personnel resources. Our failure to learn such customs and cultures successfully could slow our international growth.
      We expect to continue to face additional risks in international operations. These risks include political instability, acts of terrorism, unexpected changes in regulatory requirements, our ability to comply with local laws and regulations, increased risk and limits on our ability to enforce intellectual property rights, slower adoption of the internet as an advertising and commerce medium in those markets as compared to the United States and difficulties in managing operations due to distance, language and cultural differences, including issues associated with establishing management systems and infrastructures and staffing and managing foreign operations.
      Through our international operations, we also have exposure to different economic climates, political arenas, tax systems and regulations that could negatively affect foreign exchange rates. Because we transact in foreign currency and record the activity in U.S. dollars, changes in exchange rates between the U.S. dollar and these other currencies could have a negative effect on our results of operations. Our exchange rate risk will increase as we increase our operations in international markets.

      Our investment in eLong creates risks and uncertainties relating to the laws of the People’s Republic of China.
      The success of our investment in eLong, a Cayman Island company, whose principal business is the operation of an internet-based travel business in China, is subject to risks and uncertainties regarding the interpretation of China’s laws and regulations. The China legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have limited value as precedent. The lack of precedent causes the interpretation and enforcement of China law to involve uncertainties that could limit the available legal protections. In addition, we cannot predict the effect of future developments in the China’s legal system, particularly with respect to the travel industry or the internet, including the introduction of new laws, changes to existing laws or the interpretation or enforcement of current or future laws and regulations, or the preemption of local regulations by national laws. In addition, the laws and regulations of China restrict foreign investment in the air-ticketing, travel agency, internet content provision and advertising businesses. Such laws and regulations require that we establish effective control through a series of agreements with eLong’s affiliated Chinese entities and could restrict our ability to engage in desirable strategic transactions. Finally, China does not have treaties with the United States or most other western countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, court judgments obtained in jurisdictions with which China does not have treaties on reciprocal recognition of judgment and in relation to any matter not subject to a binding arbitration provision may be difficult or impossible to be enforced in China.
      Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
      In the processing of our traveler transactions, we receive and store a large volume of personally identifiable information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This government action is typically intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel data. These and other privacy developments that are difficult to anticipate could adversely affect our business, financial condition and results of operations.
      We rely on the Internet infrastructure which may be unable to support increased levels of demand.
      The internet infrastructure may not expand fast enough to meet the increased levels of demand. In particular, the expected benefits from our international operations may be reduced if internet usage does not continue to grow in our overseas markets or grows at significantly lower rates compared to expected trends. In addition, activities that diminish the experience for internet users, such as spyware, spoof e-mails, viruses and spam directed at internet users, as well as viruses and “denial of service” attacks directed at internet companies and service providers, may discourage people from using the internet, including for commerce. If consumer use diminishes or grows at a slower rate, then our business and results of operations could be adversely affected.
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

      Our websites rely on intellectual property, and we cannot be sure that this intellectual property is protected from copying or use by others, including potential competitors.
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
Part I. Item 1B.     Unresolved Staff Comments
      We did not have any unresolved staff comments through February 28, 2006.
Part I. Item 2.     Properties
      We lease approximately 1.0 million square feet of office space worldwide, pursuant to leases with expiration dates through May 2014.
      We lease approximately 340,000 square feet for our headquarters in Bellevue, Washington, pursuant to leases with expiration dates through February 2010. In addition, we lease approximately 380,000 square feet of office space for our domestic operations in various cities and locations in California, Florida, Hawaii, Idaho, Illinois, Massachusetts, Michigan, Missouri, Nevada, New York, Texas and Washington, pursuant to leases with expiration dates through December 2010.
      We also lease approximately 280,000 square feet of office space for our international operations in various cities and locations in Australia, Belgium, Canada, China, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain and the United Kingdom, pursuant to leases with expiration dates through May 2014.
Part I. Item 3.     Legal Proceedings
      In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.
      Rules of the Securities and Exchange Commission require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters which the Company and its subsidiaries are defending, including those described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below are as of March 1, 2006, and involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters may be material to our financial position or operations based upon the standard set forth in the SEC’s rules.
Securities Class Action Litigation against IAC.
      Beginning on September 20, 2004, twelve purported shareholder class actions were commenced in the United States District Court for the Southern District of New York against IAC and certain of its officers and directors, alleging violations of the federal securities laws. These cases arose out of IAC’s August 4, 2004 announcement of its earnings for the second quarter of 2004 and generally alleged that the value of the Company’s stock was artificially inflated by pre-announcement statements about its financial results and forecasts that were false and misleading due to the defendants’ alleged failure to disclose various problems faced by IAC’s travel businesses. On December 20, 2004, the district court consolidated the twelve lawsuits, appointed co-lead plaintiffs, and designated co-lead plaintiffs’ counsel. See In re IAC/ InterActiveCorp Securities Litigation, No. 04-CV-7447 (S.D.N.Y.). Expedia is not a party to this litigation, however, under the terms of its Separation Agreement with IAC, Expedia has generally agreed to bear a portion of the costs and liabilities, if any, associated with any securities law litigation relating to conduct prior to the Spin-Off of the businesses or entities that comprise Expedia following the Spin-Off.
      On October 18, 2004, a related shareholder derivative action, Stuart Garber, Derivatively on Behalf of IAC/ InterActiveCorp v. Barry Diller et al., No. 04-603416, was commenced in the Supreme Court of the State of New York (New York County) against certain of IAC’s officers and directors. On November 15, 2004, another related shareholder derivative action, Lisa Butler, Derivatively on Behalf of IAC/ InterActiveCorp v. Barry Diller et al., No. 04-CV-9067, was filed in the United States District Court for the Southern District of New York against certain of IAC’s current and former directors. On January 24, 2005, the federal district court consolidated the Butler case with the securities class action for pre-trial purposes only. On April 11, 2005, the district court issued a similar consolidation order in respect of the Garber case.
      On July 5, 2005, the plaintiffs in the related shareholder suits filed a consolidated shareholder derivative complaint against IAC (as a nominal defendant) and sixteen current or former officers or directors of IAC or its former travel business. The complaint, which is based upon factual allegations similar to those in the securities class action, purports to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violation of Section 14(a) of the Exchange Act, and contribution and indemnification. The complaint seeks an order voiding the election of the IAC’s current Board of Directors, as well as damages in an unspecified amount, various forms of equitable relief, restitution, and disgorgement of remuneration received by the individual defendants from IAC.
      On September 15, 2005, IAC and the other defendants filed motions to dismiss both the securities class action and the shareholder derivative suits. On November 30, 2005, the plaintiffs filed their opposition to the motions. On January 6, 2006, the defendants filed reply papers in further support of the motions. Both motions to dismiss remain pending.
      Expedia believes that the claims in the class action and derivative suits lack merit and that the claims will be vigorously defended.
Litigation Relating to the IAC/ Hotels.com Merger Agreement
      A putative class action on behalf of Hotels.com stockholders was filed in the Delaware Chancery Court against Hotels.com, IAC, and members of the board of directors of Hotels.com on April 10, 2003, the day of the announcement of the IAC/ Hotels.com merger agreement. See Michael Garvey, on Behalf of Himself and All Others Similarly Situated v. Jonathan F. Miller et al., No. 20248-NC (New Castle County). Also on April 10, 2003, the plaintiff in a purported shareholder derivative action on behalf of Hotels.com filed an amended complaint to include class allegations regarding the merger transaction. See Alex Solodovnikov, Derivatively on Behalf of Hotels.com v. Robert Diener et al., No. 03-02663 (District Court, 160th Judicial District, Dallas County). In addition, on April 17, 2003, the plaintiffs in a consolidated action pending in the Delaware Chancery Court, which had consolidated a number of putative class actions filed against Hotels.com, IAC and members of the board of directors of Hotels.com as a result of IAC’s announcement in June 2002 of its intention to enter into a Hotels.com acquisition transaction, filed a consolidated and amended class-action complaint. See In re Hotels.com Shareholders Litigation, No. 16662-NC (New Castle County). Pursuant to an agreement among the parties, the defendants’ time to respond to this complaint and to the complaint in the Garvey case has been adjourned indefinitely. The complaints in these three actions allege, in essence, that the defendants breached their fiduciary duties to Hotels.com’s public shareholders by entering into and/or approving the merger agreement, which allegedly did not reflect the true value of Hotels.com. Expedia believes that the allegations in these lawsuits are without merit and will continue to defend vigorously against them.
Litigation Relating to Hotels.com’s Guidance for the Fourth Quarter of 2002
      Securities Class Action. On January 10, 2003, a putative class action, Daniel Taubenfeld et al., on Behalf of Themselves and All Others Similarly Situated v. Hotels.com et al., No. 3:03-CV-0069-N, was filed in the United States District Court for the Northern District of Texas, arising out of Hotels.com’s downward revision of its guidance for the fourth quarter of 2002. Three other substantially similar securities class actions were filed in the same court shortly thereafter and were later consolidated with the Taubenfeld action. The lead plaintiffs in this action filed a consolidated class-action complaint on August 18, 2003 alleging violations of federal securities laws against Hotels.com and three of its former executives. On September 27, 2004, the district court dismissed all of the plaintiffs’ claims with prejudice, with the exception of two claims involving statements by analysts. On August 10, 2005 the United States Court of Appeals for the Fifth Circuit entered an order dismissing the plaintiffs’ appeal of the district court’s ruling with prejudice.
      Shareholder Derivative Suit. The action In re Hotels.com Derivative Litigation, No. 3:03-CV-501-K, pending in United States District Court for the Northern District of Texas arises out of the same events as the Taubenfeld action and consolidated two shareholder derivative actions, Anita Pomilo Wilson, Derivatively on Behalf of Nominal Defendant Hotels.com v. Elan J. Blutinger et al., No. 3:03-CV-0501-K, and Alex Solodovnikov, Derivatively on Behalf of Hotels.com v. Robert Diener et al., No. 3:03-CV-0812-K originally filed in Texas state court on January 14, 2003 and March 14, 2003, respectively. On April 26, 2004, the lead plaintiff filed a consolidated amended complaint against Hotels.com (as a nominal defendant only) and sixteen current or former directors of Hotels.com. The amended complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuit seeks damages, restitution and disgorgement of profits in an unspecified amount and imposition of a constructive trust in favor of Hotels.com on the profits obtained by the selling defendants on their sales of Hotels.com stock during a specified period. On March 7, 2005, the district court issued orders staying the case until further notice and directing that the case be administratively closed pending a decision in the appeal of the Taubenfeld action. On August 17, 2005, after the Taubenfeld appeal was dismissed, the defendants filed a motion for a pretrial conference with the Court giving notice of the Taubenfeld dismissal. The lead plaintiffs responded to the motion on September 7, 2005 and the defendants filed their reply on September 15, 2005. The Court has not ruled on this motion and the case remains administratively closed.
Litigation Relating to Hotel Occupancy Taxes
      Hotels.com. On June 20, 2003, a purported class action was filed in Texas state court against certain Hotels.com-affiliated entities (“Hotels.com”). See Nora J. Olvera, Individually and on Behalf of All Others Similarly Situated v. Hotels.com, Inc., No. DC-03-259 (District Court, 229th Judicial District, Duval County). The complaint and subsequent amended complaints filed August 12, 2003 and May 6, 2004, allege that Hotels.com collects “excess” hotel occupancy taxes from consumers (i.e., allegedly charges consumers more for occupancy taxes than it pays to the hotels for the hotels’ use in satisfying their obligations to the taxing authorities). The complaint sought certification of a nationwide class of all persons who have purchased hotel accommodations from Hotels.com since June 20, 1999, as well as restitution of, disgorgement of, and the imposition of a constructive trust upon all “excess” occupancy taxes allegedly collected by Hotels.com. On September 25, 2003, the plaintiff filed a demand for arbitration containing substantially the same factual allegations as the Olvera lawsuit. On September 2, 2004, the arbitrator issued a final award granting Hotels.com’s motion to dismiss the arbitration claim.
      On May 6, 2003, a purported class action was filed in Texas state court against Hotels.com, L.P. (“Hotels.com”), Mary Canales, Individually and on Behalf of All Others Similarly Situated v. Hotels.com, L.P., No. DC-03-162 (District Court, 229th Judicial District, Duval County). The complaint, as amended, alleges that Hotels.com charges customers “taxes” that exceed the amount required by or paid to the applicable taxing authorities and that Hotels.com charges customers “fees” that do not correspond to any specific services provided. The complaint seeks restitution of, disgorgement of, and the imposition of a constructive trust upon all “excess” occupancy taxes allegedly collected by Hotels.com. On April 29, 2005, the court issued an order granting the plaintiff’s motion for class certification. On February 1, 2006, the court of appeals reversed the holding certifying the class and remanded the case to the trial court.
      Expedia. On February 18, 2005, three actions filed against Expedia, Inc. (“Expedia”) — C. Michael Nielsen et al. v. Expedia, Inc. et al., No. 05-2-02060-1 (Superior Court, King County), Bruce Deaton et al., v. Expedia, Inc. et al., No. 05-2-02062-8 (Superior Court, King County), each of which was filed January 10, 2005 and Jose Alba, on Behalf of Himself and All Others Similarly Situated v. IAC/InterActiveCorp et al., No. 05-2-04533-7 (Superior Court, King County) filed February 3, 2005 — were consolidated under the caption In re Expedia Hotel Taxes and Fees Litigation, No. 05-2-02060-1, pending in King County Superior Court. The consolidated complaint alleges that Expedia is improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a nationwide class of all persons who were assessed a charge for “taxes/fees” when booking rooms through Expedia. The complaint alleges violation of the Washington Consumer Protection Act and common-law conversion and seeks imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, interest and penalties.
      Hotwire. On April 19, 2005, three actions filed against Hotwire, Inc. (“Hotwire”) — Bruce Deaton, on Behalf of Himself and All Others Similarly Situated v. Hotwire, Inc. et al., No. 05-437631 filed January 10, 2005, Jana Sneddon, on Behalf of Herself and All Others Similarly Situated v. Hotwire, Inc. et al., No. 05-437701 filed January 13, 2005 and Ashley Salisbury, on Behalf of Herself and All Others Similarly Situated and the General Public v. Hotwire, Inc. et al., No. 05-438781 filed February 17, 2005 against Hotwire and IAC — were consolidated and now are pending under the caption Bruce Deaton v. Hotwire, Inc. et al., Case No. CGC-05-437631, pending in the Superior Court of the State of California, County of San Francisco. The consolidated complaint, which was amended on February 17, 2006, alleges that Hotwire is improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a nationwide class of all persons who were assessed a charge for “taxes/fees” when booking rooms through Hotwire. The amended complaint alleges violation of Section 17200 of the California Business and Professions Code, violation of the California Consumer Legal Remedies Act, and breach of contract, and seeks imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, interest and penalties.
      Consumer Case against Various Internet Travel Companies. On February 17, 2005, a purported class action was filed in California state court against a number of internet travel companies, including Expedia, Hotels.com, Priceline.com and Orbitz. See Ronald Bush et al. v. CheapTickets, Inc. et al., No. BC329021 (Superior Court, Los Angeles County). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a statewide class of all California residents who were assessed a charge for “taxes/fees” when booking rooms through the defendants and alleges violation of Section 17200 of the California Business and Professions Code and common-law conversion. The complaint seeks the imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution and injunctive relief.

On July 1, 2005, plaintiffs filed an amended complaint, adding claims pursuant to California’s Consumer Legal Remedies Act, Civil Code Section 1750 et seq., and claims for breach of contract and the implied duty of good faith and fair dealing. On December 2, 2005, the court ordered limited discovery and ordered that motions challenging the amended complaint would be coordinated with any similar motions filed in the City of Los Angeles action.
      City of Los Angeles Litigation. On December 30, 2004, the city of Los Angeles filed a purported class action in California state court against a number of internet travel companies, including Hotels.com, Expedia and Hotwire. City of Los Angeles, California, on Behalf of Itself and All Others Similarly Situated v. Hotels.com, L.P. et al., No. BC326693 (Superior Court, Los Angeles County). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes. The complaint seeks certification of a statewide class of all California cities and counties that have enacted uniform transient occupancy-tax ordinances effective on or after December 30, 1990. The complaint alleges violation of those ordinances, violation of section 17200 of the California Business and Professions Code, and common-law conversion. The complaint seeks a declaratory judgment that the defendants are subject to hotel occupancy taxes on the hotel rate charged to consumers and imposition of a constructive trust on all monies owed by the defendants to the government, as well as disgorgement, restitution, interest and penalties. On September 26, 2005, the court sustained a demurrer on the basis of misjoinder and granted plaintiff leave to amend its complaint. On February 8, 2006, the city of Los Angeles filed a second amended complaint.
      City of Philadelphia, Pennsylvania Litigation. On July 12, 2005, the city of Philadelphia filed an action in Pennsylvania state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Philadelphia v. Hotels.com, et al., No. 000860 (Court of Common Pleas, Philadelphia County, Pennsylvania). The complaint alleges that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, common-law conversion, imposition of a constructive trust, and an accounting. The complaint seeks damages in an unspecified amount, restitution and disgorgement. On November 18, 2005, the city of Philadelphia filed an amended complaint. The case has been assigned a trial date of January 7, 2008.
      City of Bellingham, Washington Litigation. On September 20, 2005, the city of Bellingham, Washington filed a purported state wide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. See City of Bellingham, individually and on behalf of other entities similarly situated v. Hotels.com LP., et al., No. 05-2-02183 (Superior Court of Washington for Whatcom County.) The complaint alleges that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of the consumer protection act, conversion and unjust enrichment. The complaint seeks damages and other relief in an unspecified amount. On November 3, 2005, defendants removed the case to the United States District Court of the Western District of Washington. On January 10, 2006, defendants moved to dismiss the complaint. On February 16, 2006, the city of Bellingham, with the agreement of the defendants, voluntarily moved to dismiss the case. On February 17, 2006, the court granted the motion and dismissed the action.
      City of Fairview Heights, Illinois Litigation. On October 5, 2005, the city of Fairview Heights, Illinois filed a purported state wide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Fairview Heights, individually and on behalf of all others similarly situated v. Orbitz, Inc., et al., No. 05L0576 (Circuit Court for the Twentieth Judicial Circuit, St. Clair County). The complaint alleges that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of the consumer protection act, conversion and unjust enrichment. The complaint seeks damages and other relief in an unspecified amount. On November 28, 2005, defendants removed this action to the United States District Court for the Southern District of Illinois. On January 17, 2006, the defendants moved to dismiss the complaint.

      City of Findlay, Ohio Litigation. On October 25, 2005, the city of Findlay, OH filed a purported state wide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Findlay v. Hotels.com, L.P., et al., No. 2005-CV-673 (Court of Common Pleas of Hancock County, Ohio). The complaint alleges that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of the consumer protection act, conversion imposition of a constructive trust and declaratory relief. The complaint seeks damages and other relief in an unspecified amount. On November 22, 2005, defendants removed the case to the United States District Court for the Northern District of Ohio. On January 30, 2006, the defendants moved to dismiss the case.
      City of Chicago Litigation. On November 1, 2005, the city of Chicago, Illinois filed an action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Chicago, Illinois v. Hotels.com, L.P., et al., No. 2005 L051003 (Circuit Court of Cook County). The complaint alleges that the defendants have failed to pay to the city the hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, conversion, imposition of a constructive trust and demand for a legal accounting. The complaint seeks damages, restitution, disgorgement, fines, penalties and other relief in an unspecified amount. On January 31, 2006, the defendants moved to dismiss the complaint.
      City of Rome, Georgia Litigation. On November 18, 2005, the city of Rome, Georgia, Hart County, Georgia, and the city of Cartersville, Georgia filed a purported state wide class action in the United States District Court for the Northern District of Georgia against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Rome, Georgia, et al. v. Hotels.com, L.P., et al., No. 4:05-CV-249 (U.S. District Court, Northern District of Georgia, Rome Division). The complaint alleges that the defendants have failed to pay to the county and cities the hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of excise and sales and use tax ordinances, conversion, unjust enrichment, imposition of a constructive trust, declaratory relief and injunctive relief. The complaint seeks damages and other relief in an unspecified amount. On February 6, 2006, the defendants moved to dismiss the complaint.
      Pitt County, North Carolina Litigation. On December 1, 2005, Pitt County, North Carolina filed a purported state wide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. Pitt County, et al. v. Hotels.com, L.P. et al., No. 05-CVS-3017 (State of North Carolina, Pitt County, General Court of Justice, Superior Court Division). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of the deceptive trade practices act, conversion, imposition of a constructive trust and a declaratory judgment that defendants have engaged in unlawful business practices. The complaint seeks damages and other relief in an unspecified amount. On February 13, 2006, the defendants removed the action to the United States District Court for the Eastern District of North Carolina. On March 14, 2006, the defendants filed a motion to dismiss the complaint.
      City of San Diego, California Litigation. On February 9, 2006, the city of San Diego, California filed an action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of San Diego v. Hotels.com, L.P. et al., (Superior Court for the County of San Diego). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, for violation of Section 17200 of the California Business and Professions Code, conversion, imposition of a constructive trust and declaratory judgment. The complaint seeks damages and other relief in an unspecified amount.
      The Company believes that the claims in all of these litigations relating to hotel occupancy taxes lack merit and will continue to defend vigorously against them.

Part I. Item 4.     Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of our security holders during the fourth quarter of 2005.

Part II. Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock has been quoted on The Nasdaq Stock Market, or “NASDAQ,” under the ticker symbol “EXPE” since August 9, 2005. Prior to that time, there was no public market for our common stock. Our Class B common stock is not listed and there is no established public trading market. As of February 28, 2006, there were approximately 5,390 holders of record of our common stock and the closing price of our common stock was $18.97 on NASDAQ. As of February 28, 2006, there were six holders of record of our Class B common stock, each of which is an affiliate of Liberty Media Corporation.
EXPEDIA, INC.
Market for Registrant’s Common Equity and Related Stockholder Matters

	High	Low

Year ended December 31, 2005
Fourth Quarter	$26.10	$18.74
Third Quarter (from August 9, 2005 through September 30, 2005)	23.85	19.73
Dividend Policy
      We have not historically paid cash dividends on our common stock or Class B common stock. Declaration and payment of future dividends, if any, will be at the discretion of the Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, share dilution management, legal risks, capital requirements relating to research and development, investments and acquisitions, and challenges to our business model and other factors that the Board of Directors may deem relevant. In addition, the Credit Agreement limits our ability to pay cash dividends under certain circumstances.
Unregistered Sales of Equity Securities
      During the quarter ended December 31, 2005, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
      We did not make any purchases of our common stock during the quarter ended December 31, 2005.
Part II. Item 6.     Selected Financial Data
      We have derived the following selected financial data presented below from the consolidated financial statements and related notes. The selected financial data should be read in connection with the consolidated financial statements and related notes, some of which are included herein. The information set forth below is not necessarily indicative of future results and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      Our consolidated financial statements present our results of operations, financial position, stockholders’ equity and cash flows on a combined basis up through the Spin-Off on August 9, 2005, and on a consolidated basis thereafter.

      Our business acquisitions were as follows: Premier Getaways (February 2005), eLong (controlling interest acquired in January 2005), World Travel Management (August 2004), Activity World (April 2004), Egencia (April 2004), TripAdvisor (April 2004), Hotwire.com (November 2003), Expedia.com (controlling interest acquired in February 2002, and remaining interest acquired in August 2003), and Hotels.com (controlling interest acquired in May 1999, and remaining interest acquired in June 2003).
      Effective January 1, 2004, as a result of a change in Hotels.com business, Hotels.com started reporting its merchant hotel business revenue net of the amount payable to the hotel property. Hotels.com reported its merchant hotel business revenue on a gross basis prior to January 1, 2004. For additional information about our revenue recognition policy, see Note 2, Significant Accounting Policies, in the notes to consolidated financial statements.
      For information about the shares used in computing our earning per share, see Note 15, Earnings Per Share, in the notes to consolidated financial statements.
EXPEDIA, INC.
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	Year Ended December 31,

	2005	2004	2003	2002	2001(1)

Statements of Income Data:
Revenue	$2,119,455	$1,843,013	$2,339,813	$1,499,075	$536,497
Operating income	397,052	240,473	243,518	193,770	15,811
Net income	228,730	163,473	111,407	76,713	8,901
Net earnings per share available to common stockholders:
Basic	$0.68	$0.49	$0.33	$0.23	$0.03
Diluted	0.65	0.48	0.33	0.23	0.03
Shares used in computing earnings per share:
Basic	336,819	335,540	335,540	335,540	335,540
Diluted	349,530	340,549	340,549	340,549	340,549

	December 31,

	2005	2004	2003	2002	2001

Balance Sheet Data:
Working capital (deficit)	$(847,981)	$1,263,678	$854,838	$528,630	$140,376
Total assets	7,756,892	9,537,187	8,755,270	3,203,082	643,835
Minority interest	71,774	18,435	—	592,054	315,999
Total stockholders’ equity	5,733,763	N/A	N/A	N/A	N/A
Total invested equity	N/A	8,152,629	7,554,301	2,055,756	225,890

(1)	Our reported net income in 2001 includes $29.2 million of amortization related to goodwill and other intangible assets with indefinite lives. If Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” was effective January 1, 2001, our net income as adjusted would have been $38.1 million.

Part II. Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. We have created a global travel marketplace used by a broad range of leisure and corporate travelers and offline retail travel agents. We make available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, destination service providers, cruise lines and other travel products and services.
      We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in this management’s discussion and analysis of financial condition and results of operations. For additional information about our portfolio of brands, see the disclosure set forth in Part  I, Item 1, Business, under the caption “Management Overview.”

Trends
      The travel industry, which includes travel agencies and travel suppliers has been characterized by rapid and significant change. The U.S. airline sector has experienced significant turmoil in recent years, with several of the largest airlines seeking the protection of Chapter 11 bankruptcy proceedings. The need to rationalize high fixed cost structures to better compete with low cost carriers offering no frills flights at discounted prices, as well as the pressure of high priced jet fuel has caused the airlines to aggressively pursue cost reductions in every aspect of their operations. These cost reduction efforts include distribution costs, which the airlines have pursued by seeking to reduce travel agent commissions. The airlines are also pursuing reduced fees with the GDS intermediaries as their contracts with the GDSs come up for renewal in 2006. In addition, the US airline industry has experienced increased load factors and ticket prices. These trends have affected our ability to obtain inventory in our merchant air business as suppliers lower discounting of merchant air tickets. Although these competitive forces have caused our air revenue per ticket to decline, our worldwide air revenue has grown year over year, primarily due to increases in the number of air tickets sold.
      The hotel sector has recently been characterized by robust demand and constrained supply, resulting in increasing occupancy rates and average daily rates. The higher occupancy rates and increasing average daily rates have had a positive effect on our operations by contributing to growth in our merchant hotel revenue.
      Increased usage and familiarity with the internet has driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, 29% of U.S. leisure and unmanaged travel expenditures occurred online in 2005, more than double the 14% rate in 2002. An estimated 14% of European travel was booked online in 2005, up from just 4% in 2002. In addition to the growth of online travel agencies, airlines, and lodging companies have aggressively pursued direct online distribution of their products and services over the last several years, with supplier growth outpacing online growth since 2002. Differentiation among the various website offerings have narrowed in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on a feature other than price.

Strategy
      We are in the early stages of leveraging our historic strength as an efficient transaction processor to become a retailer and merchandiser of travel experiences. Our business strategy to accomplish this is as follows:
      Leverage our portfolio of travel brands. We seek to appeal to the broadest possible range of travelers and suppliers through our collection of industry-leading brands. We target several different demographics, from the value-conscious traveler through our Hotwire brand to luxury travelers seeking a high-touch, customized vacation package through our Classic Vacations brand. We believe our flagship Expedia brand appeals to the broadest range of travelers, with its extensive product offering and facilitation of single item purchases of discounted product to complex bundling of higher-end travel packages. Our Hotels.com site and its international versions target travelers with premium content about lodging properties, and generally appeal to travelers with shorter booking windows who prefer to drive to their destination.
      Innovate on behalf of travelers and supplier partners. We have a long tradition of innovation, from Expedia.com’s inception as a division of Microsoft, to our introduction of Best Fare Search and dynamic packaging technologies to more recent innovations such as traveler reviews, Personal Trip Guides, Best Price Guarantee, Expedia Corporate Travel’s TripController software and our AirShopper e-mail campaign.
      We will continue to aggressively innovate on behalf of our travelers and suppliers. As an example, for our travelers, we are currently investing in and building a scaleable, extensible, service-oriented technology platform, which will extend across our portfolio of brands. This transition will allow us to improve our site merchandising, browse and search functionality and add significant personalization features. We expect this transition to occur in a phased approach, with worldwide points of sale migrating to the new platform by early 2008. For our suppliers, we have developed proprietary, supplier-oriented technology that streamlines the interaction between some of our websites and hotel property management systems, making it easier and more cost-effective for hotels to manage reservations made through our brands.
      Expand our international and corporate travel businesses. We currently operate Expedia-branded sites in the U.S., Canada, U.K., Germany, France, Italy, the Netherlands and Australia. We intend to continue investing in and growing our existing international points of sale. We anticipate launching additional countries in the future where we find large travel markets and rapid growth of online commerce. In addition, we operate sites in the People’s Republic of China through eLong, which we acquired in January 2005.
      Expedia Corporate Travel (“ECT”) currently conducts operations in the U.S., Canada, U.K., France, Belgium, the Netherlands and Luxembourg. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe we offer a compelling technology solution to small and medium-sized businesses seeking to control travel costs and improve their employees’ travel experiences. Expanding our corporate travel business also increases our appeal to travel product and service suppliers, as the average corporate traveler has a higher incidence of first class and international travel than the average leisure traveler.
      Expand our product and service offerings worldwide. In general, through our websites, we offer the most comprehensive array of innovation and selection of travel products and services to travelers. We plan to continue improving and growing these offerings, as well as expanding them to our worldwide points of sale over time.
      Leverage our scale in technology and operations. The travel brands comprising Expedia, Inc. have invested over $3 billion in technology, operations, brand building, supplier integration and relationships and other areas since the launch of Expedia.com in 1996. We intend to continue leveraging our substantial investment when launching new countries, introducing site features, adding supplier products and services or adding value-added content for travelers. We have been able to launch the Italy and Australia websites relatively quickly and inexpensively by leveraging our existing technology and product supply.
      For additional information about our brands, see the disclosure set forth under the caption “Description of Business.”

Seasonality
      We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings decreases in the fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by a month or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter.
Critical Accounting Policies and Estimates
      To understand our financial position and results of operations, it is important to understand our critical accounting policies and estimates and the extent to which we use judgment and estimates in applying those policies. We prepared our consolidated financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States. Preparation of the consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumption that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.
      There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

•	It requires us to make assumption because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate, and

•	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.
      For more information on each of these policies, see the notes to consolidated financial statements. We discuss information about the nature and rationale for our critical accounting estimates below.

Accounting for Certain Merchant Revenue
      We accrue the cost of certain merchant revenue based on the amount we expect from suppliers’ invoices. In certain instances when a supplier invoices us for less than the cost we accrued, we recognize those amounts as revenue six months in arrears, net of an allowance, when we determine it is not probable that we will be required to pay the supplier, based on historical experience. Actual revenue could be greater or lower than the amounts estimated due to changes in hotel billing practices or changes in traveler behavior. Historically adjustments related to this account have not been material.

Recoverability of Goodwill and Indefinite and Definite Long-Lived Intangible Assets
      Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), we assess goodwill for impairment annually at the beginning of the fourth quarter, or more frequently, if an event occurs or circumstances change that more likely than not reduce the fair values of our reporting units below their carrying values. The impairment test requires us to estimate the fair value of our reporting units. If the carrying value of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.
      We generally base our measurement of fair value of reporting units on a blended analysis of the present value of future discounted cash flows and market valuation approach weighted at 75% and 25% of the indicated fair value, respectively. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimate in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of our business; and effective income tax rate. The market valuation approach indicates the fair value of the business based on a comparison of the company to comparable firms in similar lines of business that are publicly traded. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting units.
      We believe the weighted use of discounted cash flows and market approach is the best method for determining the fair value of our reporting units because:

•	It excludes the impact of short-term volatility,

•	It includes all information available to management, which is generally more than that is available to the external capital markets,

•	The weighted blended use of the two approaches was recommended by our third-party valuation firm, including the low number of recent transactions and volatility in the capital markets,

•	Both models are the most common valuation methodologies used within the travel industry,

•	The blended used of both models would compensate for the inherent risks associated with each model if used on a stand-alone basis.
      The use of different estimates or assumptions in determining the fair value of our goodwill may result in different values for these assets, which could result in an impairment.
      Indefinite-Lived Intangible Assets. We base our measurement of fair value of indefinite-lived intangible assets, which primarily consist of tradename and trademarks, using the relief-from-royalty method. This method assumes that the tradename and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue and expenses for the related brands, the appropriate royalty rate and the weighted average cost of capital.
      The use of different estimates or assumptions in determining the fair value of our indefinite-lived intangible assets may result in different values for these assets, which could result in an impairment.
      Definite-Lived Intangible Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the carrying value of intangible assets with definite lives and other long-lived assets, which we amortize over the estimated useful lives of two to ten years, on a regular basis for the existence of facts that may indicate that the assets are impaired. If such facts indicate a potential impairment, we estimate the fair value of the asset using appropriate valuation methodologies, usually based on estimated future discounted cash flows. If the fair value is determined to be less than an asset’s carrying value, we then evaluate if the carrying value is deemed to be unrecoverable. Our analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable. This analysis requires us to estimate current and future cash flows attributable to the group of assets, the time period for which they will be held and used as well as a discount rate to incorporate the time value of money and the risks inherent in future cash flows.
      The use of different estimates or assumptions in determining the fair value of our definite-lived intangible assets may result in different values for these assets, which could result in an impairment.

Income Taxes
      In accordance with SFAS No. 109, “Accounting for Income Taxes,” we record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the tax rates that we expect will be in effect when we realize the underlying items of income and expense.
      We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we expect to realize. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could vary from these estimates.
      In conjunction with the Spin-Off we entered into a Tax Sharing Agreement with IAC. We will file a consolidated tax return with IAC for the period from January 1, 2005, to August 8, 2005. There are two methods that can be used for the calculation of income taxes for that period: close-the-book or pro-rata. IAC has sole discretion to determine which method. We have made assumptions as to how IAC will choose to characterize certain transactions and as to which method it will choose. Should these assumptions differ materially from actions IAC takes, our balance sheet classification could be materially affected as could our use of certain deductions and the period in which our net operating loss carryforwards are fully utilized.

Other Long-Term Liabilities
      Various Legal and Tax Contingencies. We record liabilities to address potential exposures related to business and tax positions we have taken that have been or could be challenged by taxing authorities. In addition, we record liabilities associated with legal proceedings and lawsuits. These liabilities are recorded when the likelihood of payment is probable and the amounts can be reasonably estimated. The determination for required liabilities is based upon analysis of each individual tax issue, or legal proceeding, taking into consideration the likelihood of adverse judgments and the range of possible loss. In addition, our analysis may be based on discussions with outside legal counsel. The ultimate resolution of these potential tax exposures and legal proceedings may be greater or less than the liabilities recorded.
      Occupancy Tax. Some states and localities impose a transient occupancy or accommodation tax, or a form of sales tax, on the use or occupancy of hotel accommodations. Hotel operators generally collect and remit these taxes to the various tax authorities. Consistent with this practice, when a customer books a room through one of our travel services, the hotel charges taxes based on the room rate paid to the hotel, we pay those taxes invoiced by the hotel and we recover an equivalent amount from the customer. We do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time.
      We have established a reserve with respect to potential occupancy tax liability for prior and current periods, consistent with applicable accounting principles and in light of all current facts and circumstances. A variety of factors could affect the amount of the liability (both past and future), which factors include, but are not limited to, the number of, and amount of revenue represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement and changes in relevant statutes.
      We note that there are more than 7,000 taxing jurisdictions in the United States, and it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, we have obtained the advice of state and local tax experts with respect to tax laws of certain states and local jurisdictions that represent a large portion of our hotel revenue. It is possible that some jurisdictions may introduce new legislation regarding the imposition of occupancy taxes on businesses that arrange the booking of hotel accommodations. We will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant. Additionally, we and certain of our businesses are involved in occupancy tax related litigation which is discussed in “Item 3 — Legal Proceedings.”

Stock-Based Compensation
      We record stock-based compensation expense net of estimated forfeitures. In determining the estimated forfeiture rates, we periodically conduct an assessment of the actual number of instruments that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimation of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised. In 2005, we recognized changes in estimates related to our forfeiture rate.
New Accounting Pronouncements
      For a discussion of new accounting pronouncements, see Note 4, New Accounting Pronouncements, in the notes to consolidated financial statements.
Operating Metrics
      Our operating results are affected by certain metrics that represent the selling activities generated by our travel products and services. As travelers have increased their use of the internet to book their travel arrangements, we have seen our gross bookings increase, reflecting the growth in the online travel industry and our business acquisitions. Gross bookings include the total price due from travelers, including taxes, fees and other charges, and are generally not reduced for cancellations and traveler refunds.

	Year Ended December 31,			% Change

	2005	2004	2003	2005 vs 2004	2004 vs 2003

	($ in thousands)
Gross bookings	$15,551,504	$12,773,879	$9,569,296	22%	33%
Revenue margin (on a comparable net basis)	14%	14%	15%
      Gross bookings increased $2.8 billion, or 22%, in 2005 compared to 2004, and $3.2 billion, or 33%, in 2004 compared to 2003. Gross bookings represent the total retail value of transactions recorded for both agency and merchant transactions at the time of booking. In 2005, domestic gross bookings increased 15% and international gross bookings increased 50%, compared to 2004. In 2004, domestic gross bookings increased 24% and international gross bookings increased 103%, compared to 2003. The increases in 2005 and 2004 were primarily due to increases in transaction volumes and acquisitions.
      Beginning January 1, 2004, as part of the integration of our businesses, Hotels.com conformed its merchant hotel business practices with those of our other businesses. As a result, we commenced prospectively reporting revenue for Hotels.com on a net basis. We have presented certain of our 2003 information in the table above on an as reported and comparable net basis.
      Revenue margin, which is defined as revenue as a percentage of gross bookings, decreased 80 basis points in 2005 compared to 2004. The decrease was primarily due to a decrease in air revenue per ticket and hotel margins. In 2005, revenue margin decreased 90 basis points in our domestic operations and 21 basis points in our international operations. Revenue margin decreased by 20 basis points in 2004 compared to 2003 due primarily to the decline in merchant hotel raw margins and lower air revenue per transaction. This decrease was partially offset by higher merchant hotel average daily room rates and acquisitions.

Results of Operations for the Years Ended December 31, 2005, 2004 and 2003

Revenue
      Beginning January 1, 2004, as part of the integration of our businesses, Hotels.com conformed its merchant hotel business practices with those of our other businesses. As a result, we commenced prospectively reporting revenue for Hotels.com on a net basis. This change in reporting did not affect gross profit, operating income or net income. We have presented certain of our 2003 information in the tables below on an as reported and comparable net basis.

	Year Ended December 31,			% Change

	2005	2004	2003	2005 vs 2004	2004 vs 2003

	($ in thousands)
Revenue (as reported)	$2,119,455	$1,843,013	$2,339,813	15%	(21)%
Revenue (on a comparable net basis)	2,119,455	1,843,013	1,400,164	15%	32%
      In 2005, the increase in revenue was primarily due to increases in worldwide merchant hotel business, worldwide air revenue, growth in our car rental business and acquisitions. Worldwide merchant hotel revenue increased 10% in 2005 compared to 2004. The increase was primarily due to a 9% increase in room nights and a 1% increase in revenue per room night. The increase in revenue per room night was primarily due to a 7% increase in average daily rates, offset by a contraction in hotel raw margin (defined as hotel net revenue as a percentage of hotel gross bookings).
      Worldwide air revenue increased 5% in 2005 compared to 2004. Year-over-year, the air tickets sold increased by 17%, offset by an 11% decrease in air revenue per ticket. The increase in air tickets sold is primarily due to the growth in domestic ticket sales while the decrease in air revenue per tickets resulted from less inventory allocation and lower discounting of merchant air tickets, as the industry experienced high load factors.
      Other revenue, which includes car rental, destination services and cruise, increased by 57% in 2005 compared to 2004, primarily due to acquisitions and growth in the car rental business. International revenue increased by 48% in 2005 compared to 2004, primarily due to our acquisitions and continued growth from international websites.
      In 2004, the decrease in revenue compared to 2003 revenue (as reported) was due to a change in business practice at Hotels.com to conform its business practice to the approach used by the other Expedia Businesses. Our 2004 revenue increased compared to 2003 revenue (on a net comparable basis) primarily due to increases in worldwide merchant hotel business, worldwide air revenue, packages and acquisitions. In 2003, revenue included a favorable adjustment of $22.4 million related to estimated merchant supplier payables.
      Worldwide merchant hotel revenue increased 24% in 2004 compared to 2003, primarily due to an increase in hotel room nights stayed, combined with an increase in revenue per room night. Year-over-year, merchant hotel room nights stayed, including rooms booked as a component of packages, increased 21%, reflecting continued growth in international demand, acquisitions and growth in our private label and affiliate programs. Revenue per room night increased 3% primarily due to increases in average daily room rates, partially offset by a decline in merchant hotel raw margins.
      The domestic merchant hotel business in 2004 presented a more challenging environment than the prior year, primarily due to increased third party distributor competition, promotion by hotel chains from their own direct sites and higher overall occupancy rates. These increases resulted in decreased availability of favorably priced travel products and services when compared with 2003.
      Worldwide air revenue increased 34% in 2004 compared to 2003. Year-over-year, the number of air tickets sold increased by 33% primarily due to the growth in domestic and international ticket sales. Acquisitions also contributed to the increase in worldwide air revenue.

      International revenue increased 111% in 2004 compared to 2003. This was primarily due to growth in the hotel and air businesses from acquisitions and increased activity from international websites.

Cost of Revenue and Gross Profit

	Year Ended December 31,			% Change

	2005	2004	2003	2005 vs 2004	2004 vs 2003

	(In thousands)
Cost of revenue (as reported)	$470,716	$390,318	$1,233,743	21%	(68)%
Cost of revenue (on a comparable net basis)	470,716	390,318	294,094	21%	33%
% of revenue (as reported)	22%	21%	53%
% of revenue (on a comparable net basis)	22%	21%	21%
Gross profit	$1,648,739	$1,452,695	$1,106,070	13%	31%
% of revenue (as reported)	78%	79%	47%
% of revenue (on a comparable net basis)	78%	79%	79%
      Cost of revenue primarily consists of (1) credit card merchant fees, (2) reserves and related payments for product and services purchased with fraudulent credit cards and other chargebacks, (3) fees paid to our fulfillment vendors for issuing airline tickets and related traveler services, (4) costs for the operations of our data center and call centers, including personnel-related costs, and (5) costs paid to suppliers for destination service inventory related to the portion of our destination services that is reported on a gross basis.
      The cost of revenue increase in 2005 was primarily due to costs associated with an increase in transaction volumes and acquisitions. In 2004, the decrease in cost of revenue compared to 2003 revenue (as reported) was due to a change in business practice at Hotels.com to conform its business practice to the approach used by the other Expedia Businesses. On a comparable net basis, the cost of revenue increased in 2004 compared to 2003 primarily due to costs associated with an increase in transaction volumes.
      Gross profit increased in 2005 compared to 2004, primarily due to an increase in transaction volumes, while gross margin decreased by 1% due to our acquisition of a destination services company, which records its revenue on a gross basis. Gross profit increased in 2004 compared to 2003, primarily due to the growth in our merchant hotel business, including increased revenue from international websites and packages.

Selling and Marketing

	Year Ended December 31,			% Change

	2005	2004	2003	2005 vs 2004	2004 vs 2003

	(In thousands)
Selling and marketing	$697,503	$653,018	$463,684	7%	41%
% of revenue (as reported)	33%	35%	20%
% of revenue (on a comparable net basis)	33%	35%	33%
      Selling and marketing expense relates to direct advertising and distribution expense, including traffic generation from internet portals, search engines, private label and affiliate programs. The remainder of the expense relates to personnel costs, including market manager staffing in our Partner Services Group (“PSG”), which enhances our relationships with both supplier relationships and destination services desk personnel.

      In 2005, the increase in selling and marketing expense was primarily due to growth in personnel costs, including costs associated with the PSG team expansion and destination services staffing assumed in our acquisitions, offset by a decrease in offline marketing spend for certain businesses and keyword search efficiencies. Selling and marketing expense in 2004 includes a favorable adjustment for the reversal of $6.4 million associated with the resolution of a contractual dispute.
      In 2004, the increase in selling and marketing expense was primarily due to higher search-related costs and increased marketing volume, offset by a favorable adjustment related to the reversal of $6.4 million associated with the resolution of a contractual dispute. Higher costs of traffic acquisition online and greater emphasis on international businesses also contributed to higher expenses. Our international businesses have higher selling and marketing costs compared to revenue as they are in early development stages compared to our U.S. businesses. Acquisitions also contributed to the increase in selling and marketing expense.
      While we remain focused on optimizing the efficiency of our various selling and marketing channels, we expect the absolute amounts spent in selling and marketing to increase over time due to continued expansion of our international businesses, reduced opportunities for offline spend efficiencies, inflation in search-related and other traffic acquisition vehicles, increased marketing volumes and increased fixed costs associated with the increase in staffing in our market management area. In 2006, we expect selling and marketing expense to increase as a percentage of revenue as we continue to support and invest in our brand portfolio.

General and Administrative

	Year Ended December 31,			% Change

	2005	2004	2003	2005 vs 2004	2004 vs 2003

	($ in thousands)
General and administrative	$211,515	$160,965	$113,633	31%	42%
% of revenue (as reported)	10%	9%	5%
% of revenue (on a comparable net basis)	10%	9%	8%
      General and administrative expense consists primarily of (1) personnel-related costs for support functions that include our executive leadership, finance, legal, tax and human resources and (2) fees for external professional services including legal, tax and accounting.
      In 2005, the increase in general and administrative expense was primarily due to acquisitions, an increase in our use of professional services and costs to build our executive teams and supporting staff levels largely in connection with being a stand-alone public company. In addition, we incurred one-time expenses specifically related to the Spin-Off. We expect absolute amounts spent on corporate personnel and professional services to increase over time as we add personnel and continue incurring incremental costs as a stand-alone public company.
      In 2004, the increase in general and administrative expense was primarily due to increased personnel in administrative functions, such as legal, tax, accounting and information technology and acquisitions. In addition, due to the increasing complexity of our businesses, we utilized external professional services for legal, tax and accounting to a greater extent in 2004 than in 2003.

Technology and Content

	Year Ended December 31,			% Change

	2005	2004	2003	2005 vs 2004	2004 vs 2003

	($ in thousands)
Technology and content	$112,280	$85,020	$59,743	32%	42%
% of revenue (as reported)	5%	5%	3%
% of revenue (on a comparable net basis)	5%	5%	4%
      Technology and content expense consists of expenses for customizing our websites, amortization of website and internal software development costs, localization of our websites, and product development expenses such as personnel-related costs.
      The year over year increases were primarily due to an increase in the number of personnel involved in website development and engineering teams working on increasing our level of site innovation. In 2003, technology and content expense includes a $4.7 million write-down related to the packaging technology used by Hotels.com as a result of adopting Expedia.com’s packaging technology.
      Given the increasing complexity of our business, geographic expansion, initiatives in corporate travel, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent on technology and content expenses to increase over time.

Amortization of Intangible Assets

	Year Ended December 31,			% Change

	2005	2004	2003	2005 vs 2004	2004 vs 2003

	($ in thousands)
Amortization of intangible assets	$126,067	$125,091	$76,073	1%	64%
% of revenue (as reported)	6%	7%	3%
% of revenue (on a comparable net basis)	6%	7%	5%
      Amortization of intangible assets consists of amortization of intangible assets with definite lives related to business acquisitions.
      In 2005, amortization of intangibles expense was flat compared to 2004, because the amortization of intangibles related to new business acquisitions was offset by the decrease in amortization related to intangibles that were fully amortized.
      In 2004, the increase in amortization of intangibles expense was primarily due to the addition of intangible assets associated with IAC’s acquisition of the minority interest in Expedia.com and Hotels.com in 2003, as well as the acquisition of Hotwire.com in 2003.
      For additional information about our acquisitions, see Note 5, Business Acquisitions, in the notes to consolidated financial statements.

Stock-Based Compensation

	Year Ended December 31,			% Change

	2005	2004	2003	2005 vs 2004	2004 vs 2003

	($ in thousands)
Stock-based compensation	$91,725	$171,400	$95,781	(46)%	79%
% of revenue (as reported)	4%	9%	4%
% of revenue (on a comparable net basis)	4%	9%	7%

      Stock-based compensation expense consists primarily of the amortization of the fair value of equity awards that we assumed from IAC related to the Expedia.com and Hotels.com acquisitions as well as expense for restricted stock unit (“RSU”) grants to employees. In addition, we capitalize stock-based compensation, net of estimated future forfeitures, related to personnel who develop our internal use software. We record amortization expense related to these capitalized costs in stock-based compensation expense on a straight line basis over the useful life of the internal use software.
      In 2005, we recorded stock-based compensation expense of $91.7 million primarily relating to stock options and RSU grants. Our 2005 stock-based compensation expense includes a benefit of $44.7 million related to changes in estimated forfeiture rates for stock options, RSUs and other equity compensation and capitalization of software development costs, partially offset by a modification charge on stock option awards related to the Spin-Off. In 2005, we completed assessments of the estimated forfeiture rates including analyses of the actual number of instruments that had forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures.
      RSUs have been the primary form of stock-based awards granted to our employees since 2003. Because RSUs contain no exercise price, the number of RSUs awarded is typically less than the number of options that might have been granted in the past.
      Assuming, among other things, that our stock price does not vary widely from present levels, we anticipate the stock-based compensation expense will decrease from $136.4 million (before the benefit of $44.7 million discussed above) as stock options granted in 2003 and prior are fully amortized and replaced with amortization expense from RSU.
      In 2004, the increase in stock-based compensation expense was due to acquisitions of Expedia.com and Hotels.com in 2003, which resulted in the conversion of all Expedia.com and Hotels.com stock options, warrants and RSU grants into IAC equity grants and valued at the time of conversion.

Amortization of Non-Cash Distribution and Marketing

	Year Ended December 31,			% Change

	2005	2004	2003	2005 vs 2004	2004 vs 2003

	($ in thousands)
Amortization of non-cash distribution and marketing	$12,597	$16,728	$41,974	(25)%	(60)%
% of revenue (as reported)	1%	1%	2%
% of revenue (on a comparable net basis)	1%	1%	3%
      Amortization of non-cash distribution and marketing expense consists mainly of advertising from Universal Television contributed to us by IAC at Spin-Off. We use this advertising without any cash cost.
      In 2005, the decrease in amortization of non-cash distribution and marketing expense compared to 2004 was due to a decline in the amount of television advertising that we used.
      In 2004, the decrease in amortization of non-cash distribution and marketing expense compared to 2003 was primarily due to the termination of Hotels.com’s distribution agreement with Travelocity in 2003.

Operating Income

	Year Ended December 31,			% Change

	2005	2004	2003	2005 vs 2004	2004 vs 2003

	($ in thousands)
Operating income	$397,052	$240,473	$243,518	65%	(1)%
% of revenue (as reported)	19%	13%	10%
% of revenue (on a comparable net basis)	19%	13%	17%

      In 2005, the increase in operating income was primarily due to increased revenue, which contributed to a higher gross profit, and a decrease in stock-based compensation due to changes in the estimated forfeiture rates used to determine stock-based compensation, offset by an increase in selling and marketing, general and administrative, and technology and content expense as discussed above. In 2005, operating income included a $79.7 million decrease to stock-based compensation expense mainly due the benefit of $44.7 million related to changes in estimated forfeiture rates for stock options, RSUs and other equity compensation and capitalization of software development costs, partially offset by a modification charge on stock option awards related to the Spin-Off. Operating income was favorably impacted in 2004 by a $12.1 million net reserve adjustment primarily related to the reversal of an air excise tax reserve and the resolution of a contractual dispute.
      In 2004, the decrease in operating income was due to an increase in the amortization of intangibles principally due to the increase in intangible assets upon IAC’s acquisition of the minority interest in Hotels.com and Expedia.com in 2003 and other acquisitions, an increase in stock-based compensation due to the Expedia.com and Hotels.com mergers in 2003, partially offset by a decrease in non-cash distribution and marketing expense due to the termination of Hotels.com distribution agreement with Travelocity and a decrease in merger costs. Operating income was favorably impacted by a $4.7 million write-down relating to packaging technology by Hotels.com in 2003.

Operating Income Before Amortization (“OIBA”)

	Year Ended December 31,			% Change

	2005	2004	2003	2005 vs 2004	2004 vs 2003

	($ in thousands)
OIBA	$627,441	$553,692	$469,010	13%	18%
% of revenue (as reported)	30%	30%	20%
% of revenue (on a comparable net basis)	30%	30%	33%
      In 2005, the increase in OIBA was primarily due to increases in revenue that contributed to a higher gross profit, offset by increases in selling and marketing, general and administrative, and technology and content expense discussed above.
      In 2004, the increase in OIBA was primarily due to increases in revenue that contributed to higher gross profit, profitability from our European operations and acquisitions, partially offset by an increase in selling and marketing, general and administrative, and technology and content expense discussed above.

Definition of OIBA
      We provide OIBA as a supplemental measure to GAAP. We define OIBA as operating income plus: (1) amortization of non-cash distribution and marketing expense (2) stock-based compensation expense, (3) amortization of intangibles and goodwill impairment, if applicable and (4) certain one-time items, if applicable.
      OIBA is one of the primary metrics by which management evaluates the performance of the business, on which internal budgets are based, and by which management is compensated. Management believes that investors should have access to the same set of tools that management uses to analyze our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the comparable GAAP measures, GAAP financial statements, and descriptions of the reconciling items and adjustments, to derive the non-GAAP measure. We present a reconciliation of this non-GAAP financial measure from GAAP to non-GAAP below.
      OIBA represents the combined operating results of Expedia, Inc.’s businesses, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of other non-

cash expenses that may not be indicative of our core business operations. We believe this measure is useful to investors for the following reasons:

•	It corresponds more closely to the cash operating income generated from our core operations by excluding significant non-cash operating expenses.

•	It aids in forecasting and analyzing future operating income as stock-based compensation and non-cash distribution and marketing expenses are likely to decline significantly going forward.

•	It provides greater insight into management decision making at Expedia, as OIBA is our primary internal metric for evaluating the performance of our businesses.
      OIBA has certain limitations in that it does not take into account the impact to Expedia, Inc.’s statements of income of certain expenses, including stock-based compensation, non-cash payments to partners, acquisition-related accounting and certain one-time items. Due to the high variability and difficulty in predicting certain items that affect net income, such as interest rates and tax rates, we are unable to provide reconciliation to net income on a forward-looking basis without unreasonable efforts.

Reconciliation of OIBA to Operating Income and Net Income
      The following table presents a reconciliation of OIBA to operating income and net income for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
OIBA	$627,441	$553,692	$469,010
Amortization of intangible assets	(126,067)	(125,091)	(76,073)
Stock-based compensation	(91,725)	(171,400)	(95,781)
Amortization of non-cash distribution and marketing	(12,597)	(16,728)	(41,974)
Merger costs	—	—	(11,664)

Operating Income	397,052	240,473	243,518
Interest income, net	48,673	38,356	19,709
Write-off of long-term investment	(23,426)	—	—
Other, net	(8,428)	(9,286)	(7,729)
Provision for income taxes	(185,977)	(106,371)	(97,202)
Minority interest in loss (income) of consolidated subsidiaries	836	301	(46,889)

Net Income	$228,730	$163,473	$111,407

Interest Income, Net

	Year Ended December 31,			% Change

	2005	2004	2003	2005 vs 2004	2004 vs 2003

	($ in thousands)
Interest income, net:
Interest income from IAC/ InterActiveCorp	$40,089	$30,851	$—	30%	N/A
Other interest income (expense), net	8,584	7,505	19,709	14%	(62)%

Interest income, net	$48,673	$38,356	$19,709	27%	95%
% of revenue (as reported)	2%	2%	1%
% of revenue (on a comparable net basis)	2%	2%	1%
      Interest income increased due to the growth in our intercompany receivable balances with IAC, as well as an increase in the interest rates earned on these balances. The intercompany receivable balances were covered by a cash management arrangement with IAC until the Spin-Off. Because we extinguished our intercompany receivable balances with IAC at Spin-Off, we expect our interest income to decrease significantly in 2006. In 2005, other interest income (expense), net includes interest expense of $1.8 million related to short-term borrowings on our revolving credit facility.

Write-Off of Long-Term Investment

	Year Ended December 31,			% Change

	2005	2004	2003	2005 vs 2004	2004 vs 2003

	($ in thousands)
Write-off of long-term investment	$23,426	$—	$—	N/A	N/A
% of revenue (as reported)	1%	0%	0%
% of revenue (on a comparable net basis)	1%	0%	0%
      In 2005, we received information regarding the deteriorating financial condition of our long-term investment in a leisure travel company and determined that it was unlikely that we would recover any of our investment because the decline in its value was other-than-temporary. As a result, we recorded a write-off related to this impairment of $23.4 million, which consisted of $22.5 million of preferred stock and $0.9 million of stock warrants.

Other, net

	Year Ended December 31,			% Change

	2005	2004	2003	2005 vs 2004	2004 vs 2003

	($ in thousands)
Other, net	$(8,428)	$(9,286)	$(7,729)	(9)%	20%
% of revenue (as reported)	0%	(1)%	0%
% of revenue (on a comparable net basis)	0%	(1)%	(1)%
      In 2005, other, net primarily includes an unrealized loss of $6.0 million in the fair value of derivative instruments related to the Ask Jeeves Notes and certain stock warrants, as well as losses from the fluctuation of foreign exchange rates. For additional information about our derivative instruments, see Note 10, Derivative Instruments, in the notes to consolidated financial statements.
      In 2004 and 2003, other, net was primarily due to losses from the fluctuation of foreign exchange rates.

Provision for Income Taxes

	Year Ended December 31,			% Change

	2005	2004	2003	2005 vs 2004	2004 vs 2003

	($ in thousands)
Provision for income taxes	$185,977	$106,371	$97,202	75%	9%
% of revenue (as reported)	9%	6%	4%
% of revenue (on a comparable net basis)	9%	6%	7%
      Our effective tax rate was 45%, 39% and 38% in 2005, 2004 and 2003.
      In 2005 and 2004, our effective tax rate was higher than the 35% statutory rate primarily due to state taxes and an increase in the valuation allowance related to foreign operating losses. In addition, in 2005, our effective tax rate was affected by non-deductible stock-based compensation expense, unrealized losses on derivative instruments and loss from the write-off of our long-term investment.
      In 2003, our effective tax rate was higher than the 35% statutory rate primarily due to state taxes.
      For additional information about income taxes, see Note 13, Income Taxes, in the notes to consolidated financial statements.
Financial Position, Liquidity and Capital Resources

Sources and Uses of Cash
      In July 2005, we entered into a $1.0 billion revolving credit facility. As of December 31, 2005, our outstanding balance on the revolving credit facility was $230.0 million, which consisted of short-term borrowings. We repaid this balance during the first quarter of 2006, and as of March 24, 2006, we did not have any outstanding borrowing under the revolving credit facility. At December 31, 2005, we were in compliance with all related financial covenants.
      In the merchant business, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our suppliers related to these bookings approximately one week after completing the transaction for air travel and, for all other merchant bookings, after the travelers’ use and the subsequent billing from the supplier. Therefore, especially for the hotel business, which represents the majority of our merchant bookings, there is generally some time from the receipt of the cash from the traveler to the payment to the suppliers.
      As long as the merchant hotel business continues to grow, as it has historically, and our business model does not change, we expect that the change in working capital will continue to be positive. If these businesses decline or if the model changes, it could negatively affect our working capital. As of December 31, 2005, we had a deficit in our working capital of $848.0 million, compared to a positive amount of $1.3 billion as of December 31, 2004. The fluctuation in our working capital was due to the $2.5 billion net intercompany receivable balance we extinguished through a non-cash distribution to IAC upon our Spin-Off on August 9, 2005.
      Seasonal fluctuations in our merchant bookings affect our cash flows. During the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses. While we expect the impact of seasonal fluctuations to continue, changes in the rate of growth of merchant bookings may affect working capital, which might counteract or intensify the anticipated seasonal fluctuations.
      We anticipate continued investment in the development and expansion of our operations. These investments include but are not limited to improvements of our product support infrastructure, marketing and sales strategy, corresponding distribution channels and existing technology. Our future capital requirements may include capital needs for acquisitions, legal risks and to support our business strategy. In the event we have acquisitions, this may reduce our cash balance and increase our debt. Legal risks and challenges to our business strategy may also negatively affect our cash balance.
      In our opinion, available cash, funds from operations and available borrowings, in the form of the revolving credit facility, will provide sufficient capital resources to meet our foreseeable liquidity needs.

Cash Flows
      In 2005, net cash provided by operating activities increased by $47.0 million, to $849.9 million. This increase was primarily due to an increase in cash flows from operating income. In addition, we made tax payments of $11.1 million, an increase of $3.9 million from 2004, reducing cash provided by operations. Cash used in investing activities decreased by $131.1 million from 2004 primarily due to a $515.5 million decrease in transfers to IAC and the absence of the 2004 cash acquisitions. Cash provided by financing activities decreased due to withholding taxes for stock option exercises of $86.6 million that we paid on behalf of a senior executive in exchange for surrendering a portion of his vested shares, and distributions to IAC of $52.8 million, offset by an increase in short-term borrowings of $230.8 million and proceeds from the exercise of stock option exercises of $29.1 million.
      In 2004, net cash provided by operating activities increased by $158.8 million, to $802.9 million. This increase was primarily due to cash flows from the merchant hotel business and changes in working capital. In addition, we made tax payments of $7.3 million, an increase of $2.8 million from 2003, reducing cash provided by operations. Cash used in investing activities decreased $319.1 million from 2003 primarily due to a $1.3 billion decrease in marketable securities purchased and a $443.5 million decrease in cash used for acquisitions, offset by a $724.4 million increase in transfers to IAC and a $606.8 million decrease in marketable securities sales proceeds. These net transfers of our excess cash to IAC facilitated centralization of their investment management. These activities ceased upon Spin-Off. Cash provided by financing activities decreased $478.4 million in 2004 reflecting a decrease in IAC contributions of $524.9 million.

Contractual Obligations and Commercial Commitments
      Our contractual obligations and commercial commitments are as follows:

•	Our revolving credit facility provides us with access to standby letters of credit (“LOC”), credit lines and short-term loans for financing purposes.

•	We have obligations related to the Ask Jeeves Convertible Subordinated Notes (“Ask Jeeves Notes”). As a result of the Spin-Off, when holders of IAC’s Ask Jeeves Notes convert their notes, they will receive shares of both IAC and Expedia common stock. Under the terms of the Spin-Off, we are obligated to issue shares of our common stock to IAC for delivery to the holders of the Ask Jeeves Notes, or receive cash in equal value, in lieu of issuing such shares, at our option.

•	The operating leases are for office space and related office equipment. We account for these leases on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Operating lease obligations expire at various dates with the latest maturity in 2014.

•	Purchase obligations, which currently include obligations for data transmissions lines and telephones with three national telecommunications companies, are enforceable and legally binding agreements to purchase goods or services in accordance with specified terms.

•	Guarantees and LOCs are commitments that represent funding responsibilities that may require our performance in the event of third party demands or contingent events. These commitments consist of standby LOCs and guarantees. We use our standby LOCs to secure payment for hotel room transactions to particular hotel properties. The outstanding balance of our standby LOCs directly reduces the amount available to us from our revolving credit facility. In addition, we provide a guarantee to the aviation authority of one country to protect against potential non-delivery of our packaged travel services sold within that country. This country holds all travel agents and tour companies to the same standard.

      The following table presents our material contractual obligations and commercial commitments as of December 31, 2005:

		By Period

		Less Than	1 to	3 to	More Than
	Total	1 Year	3 Years	5 Years	5 Years

	(In thousands)
Short-term borrowings	$230,755	$230,755	$—	$—	$—
Obligation related to Ask Jeeves Notes	104,800	—	104,800	—	—
Operating leases	103,946	26,004	44,850	23,065	10,027
Purchase obligation	8,595	6,828	1,767	—	—
Guarantees	78,542	—	78,542	—	—
Letters of credit	53,156	52,261	772	123	—

Total	$579,794	$315,848	$230,731	$23,188	$10,027

      For additional information about our contractual obligations and commercial commitments, see Note 16, Commitments and Contingencies, in the notes to consolidated financial statements. Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2005.

Part II. Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
      Market risk is the potential loss from adverse changes in interest rates, foreign exchange rates and market prices. Our exposure to market risk includes our revolving credit facility, derivative instruments and marketable and debt securities. We manage our exposure to these risks through established policies and procedures. Our objective is to mitigate potential income statement, cash flow and market exposures from changes in interest and foreign exchange rates.

Interest Rate Risk
      In July 2005, we entered into a $1.0 billion revolving credit facility. The revolving credit facility bears interest based on our financial leverage and as of December 31, 2005, was equal to LIBOR plus 0.50%. As a result, we may be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility.
      As of December 31, 2005, our outstanding borrowing under the revolving credit facility was $230.0 million. We repaid this balance in March 2006. We did not experience any significant impact from changes in interest rate during the year ended December 31, 2005.

Foreign Exchange Risk
      We conduct business in certain international markets, primarily in Australia, Canada, China and the European Union. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates. Our primary exposure to foreign currency risk relates to transacting in foreign currency and recording the activity in U.S. dollars. We mitigate this exposure by maintaining natural hedges between our foreign currency denominated current assets and current liabilities. Changes in exchange rates between the U.S. dollar and these other currencies will result in a transaction gain or loss, which we will recognize in our consolidated statements of income.

      As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.
      As foreign currency exchange rates fluctuate, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, we have not hedged foreign exchange risks because we generally reinvested cash flows from international operations locally. We periodically review our strategy for hedging foreign exchange risks. Our goal in managing our foreign exchange risk is to minimize our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position.
      We use cross-currency swaps to hedge against the change in value of an asset denominated in a currency other than the subsidiary’s functional currency. For additional information about our cross-currency swaps, see Note 10, Derivative Instruments, in the notes to consolidated financial statements.

Equity Price Risk
      We do not maintain any investments in equity securities as part of our marketable securities investment strategy. Our equity price risk relates to fluctuation in our stock price, which affects our derivative liabilities related to outstanding stock warrants and Ask Jeeves Notes. We base the fair value of the these derivative instruments on the changes in the market price of our common stock.
      In January 2006, certain of these notes were converted for approximately $68.2 million of common stock, or 2.6 million shares. As notes conversion occur, and reduce the value of the derivative liabilities, our equity price risk will decrease accordingly. The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation ceases.
      As of March 1, 2006, each $1.00 fluctuation in our common stock will result in approximately $1.7 million change in the aggregate fair value. An increase in our common stock price will result in a charge to our consolidated statements of income and visa versa for a decrease in our common stock price.
      For additional information about the stock warrants and Ask Jeeves Notes, see Note 10, Derivative Instruments, in the notes to consolidated financial statements.

Part II. Item 8.	Consolidated Financial Statements and Supplementary Data
      The Consolidated Financial Statements and schedules listed in the Index to Financial Statements, Schedules and Exhibits on page F-1 are filed as part of this report.

Part II. Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
      Not applicable.

Part II. Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.
      The Company’s management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

      As required by Rule 13a-15(b) under the Securities Exchange Act of 1934,as amended (the “Exchange Act”), our management, including our Chairman and Senior Executive, Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act).
      Based upon that evaluation, our Chairman and Senior Executive, Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.
      We have been evaluating, designing and enhancing controls related to processes that previously were handled by IAC, including equity transactions, income taxes, derivatives, treasury functions, and periodic reporting in accordance with SEC rules and regulations. We also have been evaluating our internal controls over financial reporting and discussing these matters with our independent accountants and our audit committee.
      Based on these evaluations and discussions, we consider what revisions, improvements, or corrections are necessary in order for us to conclude that our internal controls are effective. As part of this process we have identified a number of areas where there is a need for improvement in our internal controls over financial reporting. We are in the process of designing and implementing controls and processes to address the issues identified through this review.
      As part of this ongoing process to improve our internal controls over financial reporting, we have taken the following actions:

(a) Hiring a new financial management team, including our Chief Financial Officer, Chief Accounting Officer, Vice President of Accounting Operations and Vice President of Corporate Audit Services,

(b) Adding experienced staff to handle processes that previously were handled by IAC, including treasury, income taxes, stock compensation and equity transactions, derivatives and periodic reporting under SEC rules and regulations,

(c) Replacing a large number of temporary staff in accounting operations with experienced accountants,

(d) Putting into place a more rigorous and timely process of account reconciliations, and

(e) Increasing communication between our operations and accounting departments.
      Except as set forth in (a)-(e) above, there were no changes to our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect to continue monitoring and evaluating our disclosure controls and internal control over financial reporting on an ongoing basis in an effort to improve their overall effectiveness. In the course of this evaluation, we anticipate we will continue to modify and refine our internal processes over several reporting periods.
Part II. Item 9B.     Other Information
      None.

Part III.
      We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2006 annual meeting of stockholders that will be held on May 23, 2006, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.
     Item 10          Directors and Executive Officers of the Registrant
     Item 11          Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Item 13          Certain Relationships and Related Transactions
     Item 14          Principal Accountant Fees and Services
Part IV. Item 15.     Consolidated Financial Statement and Exhibits
(a)(1) Consolidated Financial Statements and (2) Financial Statement Schedules
      We have filed the consolidated financial statements and consolidated financial statement schedules listed in the Index to Consolidated Financial Statements, Schedules and Exhibits on page F-1 as a part of this report.
(b)(3) Exhibits
      The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit
Number		Description

2.1		Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005 (5)
3.1		Amended and Restated Certificate of Incorporation of Expedia, Inc.(1)

3.2		Series A Cumulative Convertible Preferred Stock Certificate of Designation(1)

3.3		Amended and Restated Bylaws of Expedia, Inc.(1)

4.1		Specimen Expedia, Inc. Common Stock Certificate(2)

4.2		Equity Warrant Agreement for Warrants to Purchase up to 14,590,514 Shares of Common Stock expiring February 4, 2009, by and between Expedia, Inc. and The Bank of New York, dated as of August 9, 2005(3)

4.3		Stockholder Equity Warrant Agreement for Warrants to Purchase up to 11,450,182 Shares of Common Stock, by and between Expedia, Inc. and Mellon Investor Services LLC, dated as of August 9, 2005(3)

4.4		Optionholder Equity Warrant Agreement for Warrants to Purchase up to 1,558,651 Shares of Common Stock, by and between Expedia, Inc. and Investor Services LLC, dated as of August 9, 2005(3)

10	.1*	Employment Agreement by and between Mark Gunning and Expedia, Inc., effective as of July 14, 2005(1)

10	.2*	Separation Agreement by and between Chris Bellairs and Expedia, Inc., effective as of August 12, 2005(1)

10	.3*	Expedia, Inc. Deferred Compensation Plan for Non-Employee Directors(2)

10	.4*	Expedia, Inc. 2005 Stock and Annual Incentive Plan(4)

10	.5*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements(2)

10.6		Governance Agreement, by and among Expedia, Inc., Liberty Media and Barry Diller, dated as of August 9, 2005(5)

Exhibit
Number		Description

10.7		Stockholders Agreement, by and between Liberty Media Corporation and Barry Diller, dated as of August 9, 2005(5)

10	.8*	Form of Restricted Stock Unit Agreement (domestic employees)(5)

10	.9*	Form of Restricted Stock Unit Agreement (directors)(5)

10.10		CRS Marketing, Services and Development Agreement, by and between Worldspan, L.P. and Expedia, Inc., a Washington corporation (or its predecessors), dated as of December 15, 1995, as amended by amendments Nos. 1 through 10(6)

10.11		Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005(5)

10.12		Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005(5)

10.13		Transition Services Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005(5)

10	.14*	Expedia, Inc. Executive Deferred Compensation Plan, effective as of August 9, 2005(7)

10.15		Credit Agreement dated as of July 8, 2005, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, Inc., a Nevada corporation, Hotels.com, a Delaware corporation and Hotwire, Inc., a Delaware corporation, as Borrowers; the Lenders party thereto; Bank of America, N.A., as Syndication Agent; Wachovia Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents; JPMorgan Chase Bank, N.A., as Administrative Agent; and J.P. Morgan Europe Limited, as London Agent.(8)

10	.16*	Expedia Restricted Stock Unit Agreement between Dara Khosrowshahi and Expedia, Inc., dated as of March 7, 2006
21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

23.2		Consent of Independent Registered Public Accounting Firm

31.1		Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1		Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.3		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*	Reflects management contracts and management and director compensatory plans.

(1)	Incorporated by reference to Expedia, Inc.’s Current Report on Form 8-K dated as of August 15, 2005.

(2)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form S-4 (File No. 333-124303-01), filed on June 13, 2005, as amended.

(3)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form 8-A12G, filed on July 19, 2005, as amended.

(4)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form S-8 (File No. 333-127324) filed on August 9, 2005.

(5)	Incorporated by reference to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2005.

(6)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form S-4 (File No. 333-124303-01), filed on June 17, 2005. Certain portions of this document have been omitted pursuant to a confidential treatment request.

(7)	Incorporated by reference to Expedia, Inc.’s Current Report on Form 8-K dated as of December 20, 2005.

(8)	Incorporated by reference to Expedia, Inc.’s Current Report on Form 8-K dated as of July 15, 2005.

Signatures
      Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
March 30, 2006

Expedia, Inc.

By:	/s/ DARA KHOSROWSHAHI

Dara Khosrowshahi
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2006.

Signature	Title

/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Chief Executive Officer, President and Director

/s/ MARK S. GUNNING Mark S. Gunning	Executive Vice President and Chief Financial Officer

/s/ PATRICIA L. ZUCCOTTI Patricia L. Zuccotti	Senior Vice President, Chief Accounting Officer and Controller

/s/ BARRY DILLER Barry Diller	Chairman of the Board

/s/ VICTOR KAUFMAN Victor Kaufman	Vice Chairman, Director

/s/ A. GEORGE BATTLE A. George Battle	Director

/s/ JONATHAN DOLGEN Jonathan Dolgen	Director

/s/ WILLIAM FITZGERALD William Fitzgerald	Director

/s/ DAVID GOLDHILL David Goldhill	Director

/s/ PETER KERN Peter Kern	Director

/s/ JOHN MALONE John Malone	Director

Index to Consolidated Financial Statements, Schedules and Exhibits
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Expedia, Inc.
      We have audited the accompanying consolidated balance sheet of Expedia, Inc. (the Company) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. at December 31, 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Seattle, Washington
March 27, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Expedia, Inc.
      We have audited the accompanying combined balance sheet of Expedia, Inc. (the Company) as of December 31, 2004, and the related combined statements of income, stockholders’ equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Expedia, Inc. as of December 31, 2004, and the combined results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
New York, New York
April 18, 2005

Consolidated Financial Statements
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,

	2005	2004	2003

Revenue	$2,119,455	$1,843,013	$2,339,813
Cost of revenue	470,716	390,318	1,233,743

Gross profit	1,648,739	1,452,695	1,106,070
Operating expenses:
Selling and marketing	697,503	653,018	463,684
General and administrative	211,515	160,965	113,633
Technology and content	112,280	85,020	59,743
Amortization of intangible assets	126,067	125,091	76,073
Stock-based compensation	91,725	171,400	95,781
Amortization of non-cash distribution and marketing	12,597	16,728	41,974
Merger costs	—	—	11,664

Operating income	397,052	240,473	243,518
Other income (expense):
Interest income:
Interest income from IAC/ InterActiveCorp	40,089	30,851	—
Other interest income, net	8,584	7,505	19,709
Write-off of long-term investment	(23,426)	—	—
Other, net	(8,428)	(9,286)	(7,729)

Total other income, net	16,819	29,070	11,980

Earnings before income taxes and minority interest	413,871	269,543	255,498
Provision for income taxes	(185,977)	(106,371)	(97,202)
Minority interest in loss (income) of consolidated subsidiaries	836	301	(46,889)

Net income	$228,730	$163,473	$111,407

Net earnings per share available to common stockholders:
Basic	$0.68	$0.49	$0.33
Diluted	0.65	0.48	0.33
Shares used in computing earnings per share:
Basic	336,819	335,540	335,540
Diluted	349,530	340,549	340,549
See notes to consolidated financial statements.

EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$297,416	$141,668
Restricted cash and cash equivalents	23,585	13,889
Accounts and notes receivable, net of allowance of $3,914 and $2,338	174,019	143,905
Receivable from IAC/ InterActiveCorp	—	1,874,745
Deferred income taxes, net	—	8,696
Prepaid merchant bookings	30,655	28,151
Prepaid expenses and other current assets	64,569	34,803

Total current assets	590,244	2,245,857
Property and equipment, net	90,984	81,426
Long-term investments and other assets	39,431	140,432
Intangible assets, net	1,176,503	1,279,361
Goodwill	5,859,730	5,790,111

TOTAL ASSETS	$7,756,892	$9,537,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$515,561	$429,739
Accounts payable, trade	127,260	98,666
Short-term borrowings	230,755	—
Deferred merchant bookings	406,948	361,199
Deferred revenue	7,068	5,353
Income taxes payable	43,405	421
Deferred income taxes, net	3,178	—
Other current liabilities	104,050	86,801

Total current liabilities	1,438,225	982,179
Deferred income taxes, net	368,880	333,696
Derivative liabilities	105,827	12,812
Other long-term liabilities	38,423	37,436
Minority interest	71,774	18,435
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000,000
Series A shares issued and outstanding: 846
Common stock $.001 par value	323	—
Authorized shares: 1,600,000,000
Shares issued: 323,184,577
Shares outstanding: 321,979,486
Class B common stock $.001 par value	26	—
Authorized shares: 400,000,000
Shares issued and outstanding: 25,599,998
Invested capital	—	8,118,961
Additional paid-in capital	5,695,498	—
Treasury stock — Common stock, at cost	(25,464)	—
Shares: 1,205,091
Retained earnings	64,978	—
Accumulated other comprehensive (loss) income	(1,598)	33,668

Total stockholders’ equity	5,733,763	8,152,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,756,892	$9,537,187

See notes to consolidated financial statements.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

						Class B					Accumulated
		Preferred Stock		Common Stock		Common Stock		Additional			Other
	Invested							Paid-In	Treasury	Retained	Comprehensive
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income	Total

Balance as of December 31, 2002	$2,052,597	—	$—	—	$—	—	$—	$—	$—	$—	$3,159	$2,055,756
Comprehensive income:
Net income	111,407											111,407
Change in unrealized gains and losses in available for sale securities											(3,861)	(3,861)
Net loss on derivative contracts											(120)	(120)
Currency translation adjustment											(3,205)	(3,205)

Total comprehensive income												104,221
Net transfers from IAC/ InterActiveCorp	5,394,324											5,394,324

Balance as of December 31, 2003	7,558,328										(4,027)	7,554,301
Comprehensive income:
Net income	163,473											163,473
Change in unrealized gains and losses in available for sale securities											28,079	28,079
Net gain on derivative contracts											179	179
Currency translation adjustment											9,437	9,437

Total comprehensive income												201,168
Net transfers from IAC/ InterActiveCorp	397,160											397,160

Balance as of December 31, 2004	8,118,961										33,668	8,152,629
Comprehensive income:
Net income prior to Spin-Off	163,752											163,752
Net income after Spin-Off										64,978		64,978
Net loss on derivative contracts											(1,619)	(1,619)
Reversal of unrealized gains on available for sale security upon business acquisition											(27,182)	(27,182)
Currency translation adjustment											(6,465)	(6,465)

Total comprehensive income												193,464

Distribution to IAC/ InterActiveCorp, net upon Spin-Off	(2,496,569)											(2,496,569)
Capitalization at Spin-Off	(5,786,144)							5,786,144				—
Issuance of preferred stock, common stock and Class B common stock at Spin-Off		846	—	315,140,609	315	25,599,998	26	(341)				—
Initial recognition of derivative liability at Spin- Off								(101,600)				(101,600)
Release of derivative liability								1,800				1,800
Proceeds from exercise of equity instruments				8,043,968	8			29,052				29,060
Withholding taxes for stock option exercises								(61,536)	(25,020)			(86,556)
Treasury stock activity related to exercise of equity instruments									(444)			(444)
Amortization of non- cash compensation post Spin-Off								41,979				41,979

Balance as of December 31, 2005	$—	846	$—	323,184,577	$323	25,599,998	$26	$5,695,498	$(25,464)	$64,978	$(1,598)	$5,733,763

See notes to consolidated financial statements.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2005	2004	2003

Operating activities:
Net income	$228,730	$163,473	$111,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,445	44,066	34,772
Amortization	230,389	313,219	213,828
Deferred income taxes	68,198	(5,295)	774
Unrealized loss on derivative instruments	6,042	—	—
Equity in income of unconsolidated affiliates	(1,668)	(175)	(9)
Minority interest in (loss) income of consolidated subsidiaries	(836)	(301)	46,889
Write-off of long-term investment	23,426	—	—
Other	1,161	161	2,392
Changes in operating assets and current liabilities:
Accounts and notes receivable	(21,833)	10,904	(52,007)
Prepaid merchant bookings and prepaid expenses	(22,492)	3,038	(23,043)
Accounts payable and other current liabilities	241,567	225,679	221,550
Deferred merchant bookings	45,051	54,872	69,474
Deferred revenue	1,715	(2,463)	13,981
Other, net	—	(4,325)	4,015

Net cash provided by operating activities	849,895	802,853	644,023

Investing activities:
Acquisitions, net of cash acquired	10,547	(261,390)	(704,885)
Capital expenditures	(52,315)	(53,407)	(46,183)
Purchase of marketable securities	(63)	(5,015)	(1,259,388)
Proceeds from sale of marketable securities	1,000	722,646	1,329,408
(Increase) decrease in long-term investments and deposits	(369)	(62,441)	9,960
Transfers to IAC/ InterActiveCorp, net	(757,206)	(1,272,714)	(548,356)
Other, net	(2,937)	(85)	(32,093)

Net cash used in investing activities	(801,343)	(932,406)	(1,251,537)

Financing activities:
Short-term borrowings, net	230,735	—	—
Changes in restricted cash and cash equivalents	(9,495)	(2,319)	(583)
Proceeds from exercise of equity awards	29,060	—	57,358
Withholding taxes for stock option exercises	(86,556)	—	—
Purchase of treasury stock	—	—	(98,492)
(Distribution to) contribution from IAC/ InterActiveCorp, net	(52,844)	103,807	628,681
Principal payments on long-term obligations	—	(2,860)	—
Other, net	(4,393)	8,692	(1,216)

Net cash provided by financing activities	106,507	107,320	585,748
Effect of exchange rate changes on cash and cash equivalents	689	(13,768)	(3,232)

Net increase (decrease) in cash and cash equivalents	155,748	(36,001)	(24,998)
Cash and cash equivalents at beginning of year	141,668	177,669	202,667

Cash and cash equivalents at end of year	$297,416	$141,668	$177,669

See notes to consolidated financial statements.

Expedia, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — Organization and Basis of Presentation

Description of Business
      Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States (“U.S.”) and abroad. These travel products and services are offered through a diversified portfolio of brands including: Expedia-branded websites, Hotels.com, Hotwire.com, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations, Expedia Corporate Travel (“ECT”), eLong, Inc. (“eLong”) and TripAdvisor. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

Spin-Off from IAC/ InterActiveCorp
      On December 21, 2004, IAC/ InterActiveCorp (“IAC”) announced its plan to separate into two independent public companies to allow each company to focus on its individual strategic objectives. We refer to this transaction as the “Spin-Off.” A new company, Expedia, Inc., was incorporated under Delaware law in April 2005, to hold substantially all of IAC’s travel and travel-related businesses (“Expedia Businesses”).
      On August 9, 2005, the Spin-Off of the Expedia Businesses from IAC was completed. Shares of Expedia, Inc. began trading on The Nasdaq Stock Market, Inc. (“NASDAQ”) under the symbol “EXPE.” The Spin-Off affected our consolidated financial statements as described below.
      Cash Transfer. Upon the Spin-Off, we transferred to IAC all cash in excess of $100 million, excluding the cash and cash equivalents held by eLong.
      Distribution of Intercompany Receivable and Payable Balances with IAC. Upon the Spin-Off, we extinguished all intercompany receivable and payable balances with IAC by recording a non-cash distribution to IAC for approximately $2.5 billion.
      Contribution of Airplane. In conjunction with the Spin-Off, we entered into a joint ownership and cost sharing agreement with IAC, under which IAC transferred to us 50% ownership in an airplane, with a value of $17.4 million, which is available for use by both companies. We will share equally in capital costs; operating costs will be pro-rated based on actual usage. We have recorded our ownership interest in long-term investments and other assets.
      Contribution of Media Time. In conjunction with the Spin-Off, we entered into a separation agreement with IAC, under which Expedia retained rights to media time, with a value of $17.1 million, in IAC’s media channels. The media time, if unused, expires in July 2007. We have recorded the asset rights in prepaid expenses and other assets and recognize the related expense as we use the media time. We currently anticipate that the media time will be substantially utilized, and expensed, in 2006.
      Derivative Instruments. Upon the Spin-Off, we assumed certain obligations to IAC related to IAC’s Ask Jeeves Convertible Subordinated Notes (“Ask Jeeves Notes”) and certain IAC stock warrants. We have recorded these obligations as derivative liabilities at their fair values on our consolidated balance sheet. For additional information about these obligations, see Note 10, Derivative Instruments.
      Modification of Stock-Based Compensation Awards. Upon the Spin-Off, we issued restricted stock units (“RSU”), stock options and warrants to replace the IAC stock-based compensation awards. For additional information about the modifications, see Note 12, Stock-Based Awards and Other Equity Instruments.
      Recapitalization. Upon the Spin-Off, IAC common stockholders received one share of Expedia common stock for each share of IAC common stock they held, and IAC Class B common stockholders

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
received one share of Expedia Class B common stock for each share of IAC Class B common stock they held. The holders of IAC preferred stock were entitled to receive shares of Expedia preferred stock based on a formula or cash ($50 per share plus accrued and unpaid dividends). Substantially all of the IAC Series A preferred stockholders elected to receive cash. This transaction was recorded by IAC immediately prior to the Spin-Off and is not reflected in the financial statements. For additional information about our common stock, Class B common stock and preferred stock, see Note 14, Common Stock, Class B Common Stock and Preferred Stock.

Basis of Presentation
      The accompanying consolidated financial statements include Expedia, Inc., our wholly owned subsidiaries, and entities we control. We record our investments in entities that we do not control, but over which we have the ability to exercise significant influence, using the equity method. We record our investments in entities over which we do not have the ability to exercise significant influence using the cost method. We have eliminated significant intercompany transactions and accounts.
      These consolidated financial statements present our results of operations, financial position, stockholders’ equity and comprehensive income, and cash flows since IAC acquired each of the Expedia Businesses on a combined basis up through the Spin-Off on August 9, 2005, and on a consolidated basis thereafter.
      We have prepared the combined financial statements from the historical results of operations and historical bases of the assets and liabilities of Expedia with the exception of income taxes. We have computed income taxes using our stand-alone tax rate.
      We believe that the assumptions underlying our consolidated financial statements are reasonable. However, these consolidated financial statements do not present our future financial position, the results of our future operations and cash flows, nor do they present what our historical financial position, results of operations and cash flows would have been prior to Spin-Off had we been a stand-alone company.

Seasonality
      We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings decreases in the fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by a month or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter.
NOTE 2 — Significant Accounting Policies

Consolidation
      Our consolidated financial statements include the accounts of Expedia, Inc., our wholly owned subsidiaries, and entities for which we control a majority of the entity’s outstanding common stock. We record minority interest in our consolidated financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Minority interests in the earnings and losses of consolidated subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated entities, which include the minority interest share of net income or loss from eLong, TripAdvisor and ECT — Europe (formerly Egencia). We have eliminated significant intercompany transactions and accounts in our consolidated financial statements.

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)

Accounting Estimates
      We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income during any period. Our actual financial results could differ significantly from these estimates. Our significant estimates underlying our consolidated financial statements include revenue recognition, accounting for merchant payables, recoverability of long-lived and intangible assets and goodwill, income taxes, occupancy tax, stock-based compensation and accounting for derivative instruments.

Revenue Recognition
      We offer travel products and services on a stand-alone and package basis primarily through two business models: the merchant model and the agency model.
      Under the merchant model, we facilitate the booking of hotel rooms, airline seats, car rentals and destination services from our travel suppliers and we are the merchant of record for such bookings.
      Under the agency model, we act as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. We receive commissions or ticketing fees from the travel supplier and/or traveler. For agency airline, hotel and car transactions, we also receive fees from global distribution systems partners that control the computer systems through which these reservations are booked.
      We record revenue based principally on Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition.” We recognize revenue when it is earned and realizable based on the following criteria: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.
      The prevailing accounting guidance with respect to the presentation of revenue on a gross versus a net basis is contained in Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”).” The consensus of this literature is that the presentation of revenue as “the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee” is a matter of judgment that depends on the relevant facts and circumstances. If the conclusion drawn is that we perform as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis.
      In making an evaluation of this issue, some of the factors that should be considered are: whether we are the primary obligor in the arrangement (strong indicator); whether we have general inventory risk (before customer order is placed or upon customer return) (strong indicator); and whether we have latitude in establishing price. EITF 99-19 clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity.

Merchant Hotel
      Our travelers pay us for merchant hotel transactions prior to departing on their trip, generally when they book the reservation. We record the payment in deferred merchant bookings until the stay occurs, at which point we record the revenue. In certain non-refundable, non-changeable transactions where we have no significant post-delivery obligations, we record revenue when the traveler completes the transaction on our website, less a reserve for chargebacks and cancellations based on historical experience. In certain instances when a supplier invoices us for less than the cost we accrued, we recognize those amounts as

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
revenue six months in arrears, net of an allowance, when we determine it is not probable that we will be required to pay the supplier, based on historical experience.
      We generally contract in advance with lodging providers to obtain access to room allotments at wholesale rates. Certain contracts specifically identify the number of potential rooms and the negotiated rate of the rooms to which we may have access over the terms of the contracts, which generally range from one to three years. Other contracts are not specific with respect to the number of rooms and the rates of the rooms to which we may have access over the terms of the contracts. In either case we may return unbooked hotel room allotments with no obligation to the lodging providers within a period specified in each contract. For hotel rooms that are cancelled by the traveler after the specified period of time, we charge the traveler a cancellation fee or penalty that is at least equal to the amount a hotel may invoice us for the cancellation.
      Beginning January 1, 2004, as part of the integration of our businesses, Hotels.com conformed its merchant hotel business practices with those of our other businesses. As a result, we commenced prospectively reporting revenue for Hotels.com on a net basis. This change in reporting did not affect gross profit, operating income or net income.

Merchant Air
      Generally, we determine the ticket price for merchant air transactions. We pay the cost of the airline ticket within two weeks after booking. We record cash paid by the traveler as deferred merchant bookings and the cost of the airline ticket as prepaid merchant bookings. When the flight occurs, we record the difference between the deferred merchant bookings and the prepaid merchant bookings as revenue on a net basis.
      When we have nonrefundable and generally noncancelable merchant air transactions, with no significant post-delivery obligations, we record revenue upon booking. We record a reserve for chargebacks and cancellations at the time of the transaction based on historical experience.

Agency Air, Hotel, Car and Cruise
      Our agency revenue comes from airline ticket transactions, certain hotel transactions as well as cruise and car rental reservations. We record agency revenue on air transactions when the traveler books the transaction, as we have no significant post-delivery obligations. We record agency revenue on hotel reservations, cruise and car rental reservations either on an accrual basis for payments from a commission clearinghouse, or on receipt of commissions from an individual supplier. We record an allowance for cancellations and chargebacks on this revenue based on historical experience.

Click-Through Fees
      We record revenue from click-through fees charged to our travel partners for traveler leads sent to the travel partners’ websites. We record revenue from click-through fees after the traveler makes the click-through to the related travel partners’ websites.

Advertising
      We record advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract.

Other
      We record revenue from all other sources either upon delivery or when we provide the service.

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents
      Our cash and cash equivalents include cash and liquid financial instruments with original maturities of 90 days or less when purchased.

Accounts Receivable
      Accounts receivable are generally due within thirty days and are recorded net of an allowance for doubtful accounts. We consider accounts outstanding longer than the contractual payment terms as past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific traveler’s ability to pay its obligations to us, and the condition of the general economy and industry as a whole.

Property and Equipment
      We record property and equipment at cost, net of accumulated depreciation and amortization. We also capitalize certain costs incurred related to the development of internal use software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and EITF No. 00-02, “Accounting for Website Development Costs.” We capitalize costs incurred during the application development stage related to the development of internal-use software. We expense costs incurred related to the planning and post-implementation phases of development as incurred.
      We compute depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to five years for computer equipment and capitalized software development, and three to seven years for furniture and other equipment. We amortize leasehold improvement using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

Goodwill and Indefinite-Lived Intangible Assets
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We assess goodwill and indefinite-lived intangible assets, neither of which are amortized, for impairment annually at the beginning of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred.
      In the evaluation of goodwill for impairment, we first compare the fair value of reporting unit to the carrying value. If the carrying value of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we proceed to step two of the impairment analysis which we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value.
      In evaluation of indefinite-lived intangible assets, an impairment charge is recorded for the excess the carrying value of indefinite-lived intangible assets over their fair value.
      We generally base our measurement of fair value of reporting units on a blend of an analysis of the present value of estimated future discounted cash flows and a comparison of revenue and operating income multiples for companies of similar industry and/or size. Our analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimates of projected future cash flows. We base our measurement of fair value of indefinite-lived intangible asset, which primarily consist of tradename and trademarks using the relief-from-royalty method. This method assumes

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
that the tradename and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them.

Intangible Assets with Definite Lives and Other Long-Lived Assets
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the carrying value of intangible assets with definite lives and other long-lived assets, which we amortize on a straight-line basis over the estimated useful lives of two to ten years, on a regular basis for the existence of facts that may indicate that the assets are impaired. If such facts indicate a potential impairment, we estimate the fair value of the asset using appropriate valuation methodologies, usually based on estimated future discounted cash flows. If the fair value is determined to be less than an asset’s carrying value, we then further evaluate to determine whether or not the carrying value is unrecoverable. Our analyses are based on available information and on assumptions and projections that we consider to be reasonable and supportable.
      Our impairment evaluations as of October 1, 2005, 2004 and 2003, indicated that we did not have any impairment to our goodwill, intangible assets and long-lived assets.

Investments
      We record investments using the cost basis when we do not have the ability to exercise significant influence over the investee and generally when our ownership in the investee is less than 20%. We record investments using the equity method when we have the ability to exercise significant influence over the investee. We periodically evaluate the recoverability of investments and record a write-down if a decline in value is determined to be other-than-temporary.

Income Taxes
      In accordance with SFAS No. 109, “Accounting for Income Taxes,” we record income taxes under the liability method. Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the tax rates that we expect will be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we expect to realize. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could vary from these estimates.

Occupancy Tax
      Some states and localities impose a transient occupancy or accommodation tax, or a form of sales tax, on the use or occupancy of hotel accommodations. Hotel operators generally collect and remit these taxes to the various tax authorities. Consistent with this practice, when a customer books a room through one of our travel services, the hotel charges the customer taxes based on the room rate paid to the hotel, we pay the hotel those taxes invoiced by the hotel and we recover an equivalent amount from the customer. We do not collect or remit occupancy taxes on the portion of the customer payment we retain, and some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue, but the ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve with respect to potential occupancy tax liability and we do not believe, however, that the amount of liability on account of this issue, if any, will have a material adverse effect on our past or future financial results.

Derivative Instruments
      We record the fair value of derivative instruments on our consolidated balance sheets in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. We use derivative instruments to manage certain foreign currency risks. We record the changes in the fair value of a derivative that qualifies as and that we designate as a cash flow hedge, to the extent that the hedge is effective, in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. We reclassify amounts recorded in other comprehensive income to other income or expense during the period in which the hedged transaction affects earnings. We report the ineffective portion of a derivative instruments change in fair value immediately in other income or expense in our consolidated statements of income. We report the change in the fair value of derivative instruments that do not qualify for hedge accounting treatment in other income or expense in our consolidated statements of income. We do not hold or issue financial instruments for speculative or trading purposes. For additional information about derivative instruments, see Note 10, Derivative Instruments.

Foreign Currency Translation and Transaction Gains and Losses
      We record foreign currency transactions in accordance with SFAS No. 52, “Foreign Currency Translation.” Our operations outside of the United States use the related local currency as their functional currency. We translate revenue and expense at average rates of exchange during the period. We translate assets and liabilities at the rates of exchange as of the consolidated balance sheet dates and include foreign currency translation gains and losses as a component of accumulated other comprehensive income. We record transaction gains and losses in our consolidated statements of income.

Advertising Expense
      We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g. television airtime) as incurred each time that the advertisement is shown. For the years ended December 31, 2005, 2004 and 2003, our advertising expense was $425.2 million, $452.9 million and $389.6 million.

Stock-Based Compensation
      On January 1, 2003, we adopted the expense provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”), and we record expense for stock-based compensation in accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, for all periods presented in our consolidated statements of income.
      We measure the value of RSUs issued at the grant date at fair value and amortize the value, net of forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. The terms of our RSU awards vary, but generally provide for the underlying shares to vest over a period of 5 years. We measure the value of stock options and warrants issued since January 1, 2003, including unvested options assumed in acquisitions, on the grant date (or acquisition dates, if applicable) at fair value, using

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
the Black-Scholes option valuation model and amortize the fair value over the remaining vesting term on a straight-line basis.
      In determining the estimated forfeiture rates, we periodically conduct an assessment of the actual number of instruments that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimation of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised. For additional information about the changes in estimated forfeiture rates, see Note 12, Stock-Based Awards and Other Equity Instruments.
      The following table presents the effect on net income if the fair value based method was applied to the outstanding and unvested awards for the year ended December 31, 2003. For the years ended December 31, 2005 and 2004, the stock-based compensation expense included in net income equaled the stock-based compensation expense determined under the fair value based method for all awards.

December 31, 2003

(In thousands)
Net income	$111,407
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	55,563
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(74,636)

Pro forma net income	$92,334

Earnings Per Share
      We compute basic earnings per share, in accordance with SFAS No. 128, “Earnings per Share,” (“SFAS 128”), by taking net income available to common shareholders divided by the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. Diluted earnings per share include the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as if converted methods, as applicable. For additional information on how we compute earnings per share, see Note 15, Earnings Per Share.

Fair Value of Financial Instruments
      The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reported on our consolidated balance sheets approximate fair value as we maintain them with various high-quality financial institutions or in short-term duration high-quality debt securities. The accounts and notes receivable are short-term in nature and are generally settled shortly after the sale. The carrying amounts for the short-term borrowings and all other financial instruments approximate their fair value. We maintain the carrying amounts of the derivative liabilities created in the Spin-Off at fair value, which is based upon appropriate valuation methodologies.

Certain Risks and Concentrations
      Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third party technology providers, exposure to risks associated with online commerce security and credit card fraud. We are highly dependent on our

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
relationships with six major airlines in the United States. We also depend on global distribution system partners and third party service providers for certain fulfillment services.
      Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits.

Contingent Liabilities
      We have a number of regulatory and legal matters outstanding, as discussed further in Note 16, Commitments and Contingencies. We provide for contingent liabilities in accordance with SFAS No. 5 “Accounting for Contingencies,” (“SFAS 5”). In accordance with SFAS 5 a loss contingency is charged to income when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financials statements and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred. We do not record gain contingencies until realized. We expense all related legal costs as incurred. Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by SFAS 5, we record the estimated loss in our consolidated statements of income. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time and are highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.
NOTE 3 — Reclassifications
      We reclassified certain amounts relating to our prior periods’ results to conform with our current year presentation. The significant reclassifications were as follows:
      Consolidated Statements of Income. During 2005, we aligned our financial statement classification across the Company. As a result, we reclassified certain amounts in 2004 and 2003 to conform to the current year presentation as follows:

•	Agency Commission Expense — We reclassified agency commission expense from cost of revenue to selling and marketing for all periods presented.

•	Personnel Expense — We reclassified certain personnel expense from general and administrative to selling and marketing, technology and content, and cost of revenue.

•	Depreciation Expense — We allocated depreciation to selling and marketing, general and administrative, and technology and content to report the depreciation associated with each of these operating activities.

•	Technology and Content Expense — We are now reporting technology and content as a separate item on our consolidated statements of income.

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table present a summary of the amounts as reported and as reclassified in our consolidated statements of income for the years ended December 31, 2004 and 2003.

	December 31, 2004		December 31, 2003

	As	As	As	As
	Reported	Reclassified	Reported	Reclassified

	(In thousands)
Revenue	$1,843,013	$1,843,013	$2,339,813	$2,339,813
Cost of revenue	412,701	390,318	1,199,414	1,233,743

Gross profit	1,430,312	1,452,695	1,140,399	1,106,070
Operating expenses:
Selling and marketing	608,618	653,018	416,492	463,684
General and administrative	236,439	160,965	227,315	113,633
Technology and content	—	85,020	—	59,743
Amortization of intangibles	125,091	125,091	76,073	76,073
Stock-based compensation	171,400	171,400	95,781	95,781
Amortization of non-cash distribution and marketing	16,728	16,728	41,974	41,974
Depreciation	31,563	—	27,582	—
Merger costs	—	—	11,664	11,664

Operating income	$240,473	$240,473	$243,518	$243,518

      Consolidated Balance Sheets. We reclassified $13.3 million from cash and cash equivalents to restricted cash and cash equivalents as of December 31, 2004.
      Consolidated Statements of Cash Flows. In our consolidated statements of cash flows, we reclassified the following items:

•	Transfers to IAC — We reclassified $1.3 billion and $548.4 million of transfers to IAC from financing activities to investing activities for the years ended December 31, 2004 and 2003. We previously reported these transfers to IAC with contribution from (distribution to) IAC, net in financing activities of the consolidated statements of cash flows.

•	Restricted Cash and Cash Equivalents — We reclassified $13.3 million, $11.0 million and $10.4 million as of December 31, 2004, 2003 and 2002, of restricted cash and cash equivalents from cash and cash equivalents to changes in restricted cash and cash equivalents in financing activities in the consolidated statements of cash flows.
NOTE 4 — New Accounting Pronouncements

Stock-Based Compensation
      In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), and related guidance, which are revisions of SFAS 123. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123; however, SFAS 123(R) requires that companies record all share-based payments to employees, including grants of employee stock options, in the statement of income based on their fair values. SFAS 123(R) also requires the benefits of tax deductions in excess of recorded compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We expect to continue using the Black-Scholes option valuation model upon the required adoption of SFAS 123(R) on January 1, 2006.

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
      In March 2005, the Securities and Exchange Commission issued SAB 107, which provides additional guidance related to the implementation of SFAS 123(R), including guidance regarding valuation methods and related assumptions, and classification of compensation expense and income tax effects of share-based payment arrangements.
      We adopted SFAS 123(R) and related guidance on January 1, 2006, and we do not expect it to have a material effect on our results of operations or financial position.

Accounting Changes and Error Corrections
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements, instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period presented. SFAS 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 on January 1, 2006, and we do not expect it to have a material impact on our financial position, results of operations or cash flows.
NOTE 5 — Business Acquisitions
      On August 9, 2005, we completed the Spin-Off of the Expedia Businesses, all of which had been acquired by IAC, either directly or through its subsidiaries. We have included these entities in our historical combined financial statements from the dates of their respective acquisitions. We discuss the significant business acquisitions below.

	eLong	TripAdvisor	Eqencia	Hotwire.com	Expedia.com		Hotels.com

	(In millions)
Fair value of net tangible assets acquired	$79.0	$21.4	$3.8	$12.4	$—	(A)	$—	(A)
Intangible assets:
Supplier relationships	3.5	—	1.3	28.5	67.3		63.4
Customer relationships	3.0	2.5	13.4	1.3	7.5		0.3
Affiliate agreements	—	—	—	—	114.1		—
Technology	—	—	—	—	78.8		—
Other	1.4	22.1	2.9	7.0	—		40.2
Tradename and trademarks	14.5	30.3	0.5	90.0	531.3		115.7
Goodwill	77.9	163.0	42.1	533.0	2,737.0		683.3
Net proceeds from warrant exercise	53.7	—	—	—	—		—
Deferred tax assets (liabilities)	(7.4)	(20.0)	1.7	(5.5)	(293.3)		(80.6)
Minority interest	(55.0)	—	—	—	326.7		357.0

Net Purchase Price	$170.6	$219.3	$65.7	$666.7	$3,569.4		$1,179.3

Weighted average life of intangible assets (in years)	3.9	2.9	8.1	4.1	5.0		6.5

(A)	We acquired a majority ownership interest in these entities prior to 2003; as such there was no significant amount of step-up in basis of net tangible assets when we acquired the remaining shares of these companies in 2003.

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
      We generally obtain a third-party valuation of identifiable intangible assets acquired to support our allocation of the purchase price to these assets. We based the net purchase price for our acquisitions on historical as well as expected performance metrics, which include net income and cash flow. In certain situations, we agreed to a purchase price that resulted in a significant amount of goodwill for the following reasons: (1) the acquisitions’ market leading position and brand, (2) business model which complements the business models of our other brands, and (3) growth opportunities in the markets in which they operate. As a result, we based the predominant portion of purchase price on the expected financial performance of the business acquisition, and not the net asset value on the books at the time of the acquisition. As a result, a significant amount of the purchase price was allocated to goodwill. Generally, none of the amounts allocated to goodwill or intangible assets are tax deductible.

eLong
      In August 2004, we purchased a 30% ownership interest in eLong, a publicly-traded Cayman Island company, whose principal business is the operation of an internet-based travel business in the People’s Republic of China, for approximately $59.0 million in cash, which we accounted for under the equity method. eLong’s American Depositary Shares (“ADS”) trade on the NASDAQ under the symbol “LONG.” Each ADS is equivalent to two shares of eLong capital stock. Concurrent with this investment, eLong issued a warrant to allow us to acquire additional shares, with an exercise price of approximately $6.21 per share, or $108 million.
      In January 2005, we exercised the warrant that increased our ownership interest to 59% and total voting rights to approximately 96%. We accounted for the transaction under the purchase method and have consolidated the operating results of eLong since the date of the warrant exercise. The aggregate purchase price of $170.6 million included our initial investment, exercise of the warrant and related transaction costs. Of the consideration paid on the exercise of the warrant, we used approximately $54 million to purchase newly issued eLong common shares and approximately $54 million to purchase shares from existing eLong shareholders. Net cash inflow as a result of cash paid on the warrant exercise, less the equity infusion on the purchase of new common shares and acquisition of eLong’s existing cash balance of approximately $78 million, was approximately $19 million. As of December 31, 2005, our ownership interest in eLong was 57%.

TripAdvisor
      In April 2004 and July 2005, we acquired 94.1% and an additional 1%, respectively, of TripAdvisor, a travel search engine and directory that enables consumers to research their travel and destination place through the internet. The aggregate purchase price for our acquisition in April 2004 was $219.3 million.

Egencia
      In April 2004, we acquired 91.4% of the ownership of Egencia (renamed ECT-Europe), an online corporate travel agency in France, for an aggregate purchase price of $65.7 million.

Hotwire.com
      In November 2003, we completed our acquisition of Hotwire.com, a discount travel website for $666.7 million in cash, plus the assumption of options to acquire approximately 0.5 million shares of IAC common stock, warrants to acquire approximately 0.1 million shares of IAC common stock and 0.3 million restricted stock units.

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)

Expedia.com
      In August 2003, we completed our acquisition of all the outstanding shares of Expedia.com. Prior to the acquisition, we owned approximately 59% of Expedia.com. The purchase price, after deducting the fair value of unvested options and warrants to purchase IAC common stock, was $3.6 billion.

Hotels.com
      In June 2003, we completed our acquisition of all the outstanding shares of Hotels.com. Prior to the acquisition, we owned approximately 67% of Hotels.com. The purchase price, after deducting the fair value of unvested options and warrants to purchase IAC common stock, was $1.2 billion.
NOTE 6 — Property and Equipment, Net
      Our property and equipment consists of the following:

	December 31,

	2005	2004

	(In thousands)
Computer equipment	$60,648	$47,893
Capitalized software development	133,256	90,347
Leasehold improvements	20,711	18,327
Furniture and other equipment	29,394	24,180
Land	—	8

	244,009	180,755
Less: accumulated depreciation	(162,865)	(106,256)
Projects in progress	9,840	6,927

Property and equipment, net	$90,984	$81,426

      As of December 31, 2005 and 2004, our recorded capitalized software development costs, net of accumulated amortization, of $49.5 million and $38.7 million. For the years ended December 31, 2005, 2004 and 2003, we recorded amortization of capitalized software development costs of $38.6 million, $24.0 million and $12.9 million.
NOTE 7 — Long-Term Investment and Other Assets

Write-off of Long-Term Investment
      In 2005, we received information regarding the deteriorating financial condition of our long-term investment in a leisure travel company and we determined that it was not likely we would recover any of our investment because the decline in its value was determined to be other-than-temporary. As a result, we recorded a loss related to this impairment of $23.4 million, which consisted of $22.5 million of preferred stock and $0.9 million of stock warrants.

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)

Equity Investment in Unconsolidated Affiliates
      The following is a list of investments that we record using the equity method, the principal market in which the venture operates, and the relevant ownership percentage:

	December 31,

	2005	2004	2003

L’Agence Voyages-SNCF.com (France)	49.9%	49.9%	47.0%
eLong, Inc. (People’s Republic of China)	—	30.0%	—
      L’Agence Voyages-SNCF.com. We made an investment in travel and travel-related businesses abroad through a joint venture with Société Nationale des Chemins de Fer Français (“SNCF”), the state-owned railway group in France, which operates www.voyages-sncf.com, an online site for e-tourism in France. SNCF owns 50.1% and we own 49.9% of the joint venture as of December 31, 2005.
      eLong. In August 2004, we purchased a 30% ownership interest in eLong, a publicly-traded Cayman Island company, whose principal business is the operation of an internet-based travel business in the People’s Republic of China, for approximately $59.0 million in cash, which we accounted for under the equity method. Concurrent with this investment, eLong issued a warrant to allow us to acquire additional shares, with an exercise price of approximately $6.21 per share, or $108 million.
      In October 2004, eLong completed an initial public offering (“IPO”) of its shares. As a result of the IPO, our warrant became subject to the mark-to-market provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As such, we recorded an unrealized gain of $27.2 million, net of deferred taxes of $16.4 million, related to the warrant in other comprehensive income in 2004. We reversed the unrealized gain in January 2005 upon exercise of our warrant.
      For additional information about our acquisition of eLong, see Note 5, Business Acquisitions.
NOTE 8 — Goodwill and Intangible Assets
      The following table presents our goodwill and intangible assets as of December 31, 2005 and 2004.

	December 31,

	2005	2004

	(In thousands)
Goodwill	$5,859,730	$5,790,111
Intangible assets with indefinite lives	912,972	895,446
Intangible assets with definite lives, net	263,531	383,915

	$7,036,233	$7,069,472

      Our indefinite lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions. As of October 1, 2005, 2004 and 2003, we performed our annual impairment assessment for goodwill and intangible assets. We do not have any goodwill or intangible assets that we consider impaired.

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table presents the changes in goodwill:

	2005	2004

	(In thousands)
Beginning Balance as of January 1,	$5,790,111	$5,650,322
Additions	140,482	345,373
Deductions	(50,777)	(218,840)
Foreign exchange translation	(20,086)	13,256

Ending Balance as of December 31,	$5,859,730	$5,790,111

      In 2005, the additions to goodwill relate to new acquisitions, primarily eLong, as well as adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts, and the deductions from goodwill relate to the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized.
      In 2004, the additions to goodwill principally relate to (1) acquisitions, primarily TripAdvisor and Egencia, and (2) adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts. In 2004, the deductions from goodwill principally relate to (1) the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized; (2) adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts; and (3) the elimination of valuation allowances recorded against purchased net operating losses.
      The following table presents the components of our intangible assets with definite lives as of December 31, 2005 and 2004.

	December 31, 2005				December 31, 2004

				Weighted				Weighted
				Average				Average
		Accumulated		Life		Accumulated		Life
	Cost	Amortization	Net	(Years)	Cost	Amortization	Net	(Years)

	(In thousands)				(In thousands)
Distribution agreements	$177,426	$(105,502)	$71,924	5.5	$176,722	$(78,362)	$98,360	5.5
Supplier relationship	211,670	(150,324)	61,346	4.2	208,776	(104,985)	103,791	3.6
Technology	187,540	(119,013)	68,527	4.6	187,753	(81,055)	106,698	4.7
Customer lists	25,163	(17,266)	7,897	4.7	21,662	(12,419)	9,243	4.7
Affiliate agreements	33,049	(8,289)	24,760	10.0	33,049	(4,984)	28,065	10.0
Domain names	10,871	(1,920)	8,951	9.7	10,865	(31)	10,834	9.7
Other	47,364	(27,238)	20,126	6.4	50,007	(23,083)	26,924	6.6

Total	$693,083	$(429,552)	$263,531	5.2	$688,834	$(304,919)	$383,915	5.0

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Amortization expense was $126.1 million, $125.1 million and $76.1 million for the years ended December 31, 2005, 2004 and 2003. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2005, assuming no subsequent impairment of the underlying assets, is as follows:

Amortization
of Intangible
Assets

(In thousands)
2006	$110,131
2007	70,724
2008	48,501
2009	10,894
2010	6,492
2011 and thereafter	16,789

Total	$263,531

NOTE 9 — Short-term Borrowings
      In July 2005, we entered into a $1.0 billion five-year unsecured revolving credit facility with a group of lenders, which was effective as of the Spin-Off. Certain Expedia subsidiaries have unconditionally guaranteed Expedia, Inc.’s obligation under this facility. The facility bears interest based on our financial leverage, which as of December 31, 2005, was equal to LIBOR plus 0.50%. The facility also contains financial covenants consisting of a leverage ratio and a minimum net worth requirement. As of December 31, 2005, we were in compliance with all financial covenants.
      The amount of stand-by letters of credit issued under the facility reduces the amount available to us under the facility. As of December 31, 2005, there were $53.2 million of outstanding stand-by letters of credit issued under the facility. We capitalized $3.5 million in financing costs related to the facility, and we will amortize these costs to interest expense over the facility’s five-year life. The annual fee to maintain the facility is 0.1% on the unused portion of the facility, or approximately $1.0 million if all of the facility is unused.
      As of December 31, 2005, we had $230.8 million of outstanding short-term borrowings, of which $230.0 million was borrowing under the revolving credit facility. As of March 24, 2006, we fully repaid the revolving credit facility.
NOTE 10 — Derivative Instruments
      The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date. Components of our derivative liabilities balance are as follows:

	December 31,

	2005	2004

	(In thousands)
Ask Jeeves Notes	$104,800	$—
Cross-currency swaps	927	12,812
Stock warrants	100	—

	$105,827	$12,812

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)

Ask Jeeves Notes
      As a result of the Spin-Off, when holders of IAC’s Ask Jeeves Notes convert their notes, they will receive shares of both IAC and Expedia common stock, Under the terms of the Spin-Off, we are obligated to issue shares of our common stock to IAC for delivery to the holders of the Ask Jeeves Notes, or receive cash in equal value, in lieu of issuing such shares, at our option. This obligation represents a derivative liability in our consolidated balance sheet because it is not indexed solely to shares of our common stock. We record the fair value of this derivative obligation on our consolidated balance sheets with any changes in fair value recorded in our consolidated statements of income. The estimated fair value of this liability fluctuates based on changes in the price of our common stock. As of August 9, 2005, we estimated that we could be required to issue up to 4.3 million shares of our common stock (or pay cash in equal value, in lieu of issuing such shares, at our option), with a value of $99.7 million, upon conversion of these notes.
      In 2005, we recorded in other income an unrealized loss of $6.0 million related to the derivative liability on the outstanding Ask Jeeves Notes, and a realized loss of $0.1 million related to Ask Jeeves Notes that were converted. In December 2005, certain of these notes were converted for $0.9 million of cash. Our estimated liability was $104.8 million as of December 31, 2005. In January 2006, certain of these notes were converted for approximately 2.6 million shares at a value of approximately $68.2 million. The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation ceases.

Cross-Currency Swaps
      We enter into cross-currency swaps to hedge against the change in value of assets denominated in a currency other than our subsidiary’s functional currency.
      In November 2003, we entered into a swap with a notional amount of Euro 39.0 million that matures in October 2013. Under the terms of this swap, we pay Euro at a rate of the three-month EURIBOR plus 0.50% on Euro 39.0 million and we receive 4.90% interest on $46.4 million in U.S. dollars.
      In April 2004, we entered into a swap with a notional amount of Euro 38.2 million that matures in April 2014. Under the terms of this swap, we pay Euro at a rate of the six-month EURIBOR plus 0.90% on Euro 38.2 million and we receive 5.47% interest on $45.9 million in U.S. dollars.
      Upon maturity, these cross-currency swap agreements call for the exchange of notional amounts. We have designated these derivative contracts as cash flow hedges for accounting purposes. We record foreign exchange re-measurement gains and losses related to these contracts and assets, which are offsetting, in each period in other income (expense) in our consolidated statements of income.
      Because these derivatives are perfectly effective, we record the net gain and loss in other comprehensive income and will reclassify the gains and losses into other income or expense when we extinguish the hedged items. There was no ineffectiveness related to these cash flow hedges for the years ended December 31, 2005, 2004 and 2003.
      In addition, as of December 31, 2005, we had $5.1 million of cash held by counterparties as collateral for our cross-currency swaps.

Stock Warrants
      In connection with prior transactions, IAC assumed a number of stock warrants that were adjusted to become exercisable into IAC common stock and subsequent to the Spin-Off, also in our common stock. As of December 31, 2005, there are approximately 43,800 of these stock warrants outstanding with expiration dates through May 2010. In addition, IAC is potentially obligated to issue an additional 509,500 stock warrants to its vendor upon the vendor meeting certain performance targets. Each stock warrant

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
represents the right to receive the number of shares of IAC common stock and Expedia common stock that the stock warrant holder would have received had the holder exercised the stock warrant immediately prior to the Spin-Off. Under the terms of the Spin-Off between IAC and Expedia, we assumed the obligation to deliver our common stock to the stock warrant holders upon exercise and will receive a portion of the proceeds from exercise. This obligation represents a derivative instrument that we record at fair value on our consolidated balance sheets with any changes in value recorded in our consolidated statements of income. The estimated fair value of this liability fluctuates based on changes in the price of our common stock.
NOTE 11 — Employee Benefit Plans
      Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 16% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. Our matching contribution was $6.0 million, $4.1 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003.
      In connection with the Spin-Off, we established a Voluntary Employees’ Beneficiary Association trust (“VEBA trust”) to fund costs associated with self-insuring medical, dental and vision benefits that we provide to our employees. The VEBA trust is a separate legal entity that is administered by a third-party. Our contributions to the VEBA trust represent the employees’ and employer’s cost, which is based on actuarial estimates that are calculated by an outside consulting firm on a quarterly basis. As of December 31, 2005, the VEBA trust was appropriately funded.
NOTE 12 — Stock-Based Awards and Other Equity Instruments
      As described below in “Modification of Stock-Based Compensation Awards,” certain stock options, restricted stock, RSUs and other equity based awards granted to our employees, officers, directors and consultants by IAC prior to the Spin-Off were converted into awards based on our common stock in connection with the Spin-Off. We generally recognize compensation expense for these awards to the extent that they are unvested in accordance with SFAS 123. For the period from January 1, 2005 to August 8, 2005, and for the years ended December 31, 2004 and 2003, IAC allocated to us stock-based compensation expense that was attributable to our employees.
      In connection with the Spin-Off, our Board of Directors approved our 2005 Stock and Annual Incentive Plan. Under this plan we can grant restricted stock, restricted stock awards (“RSA”), RSUs, stock options, and other stock-based awards to officers, employees and consultants.
      RSUs, which are awards in the form of phantom shares or units that are denominated in a hypothetical equivalent number of shares of our common stock, are our primary form of stock-based award. At the time of grant, we determine if we will settle the RSUs in cash, stock or both. We record RSUs that will settle in cash as a liability and we remeasure them to fair value at the end of each reporting period. Our RSUs generally vest over five years, but may accelerate in certain circumstances, including changes in control.
      While we do not generally compensate our employees with stock options, when we do make such grants, they are granted at an exercise price not less than the fair market value of the stock on the grant date. The terms and conditions upon which the stock options become exercisable vary.

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
      We have stock warrants outstanding, certain of which trade on the NASDAQ under the symbols “EXPEW” and “EXPEZ.” These stock warrants have expiration dates through February 2012. Almost all of these stock warrants are vested. Each stock warrant is exercisable for a certain number of shares of our common stock or a fraction thereof.
      As of December 31, 2005, we had approximately 11.5 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan.
      As of December 31, 2005, we had 5.6 million RSUs and 0.2 million RSAs outstanding. The following table presents a summary of these awards from August 9, 2005, through December 31, 2005:

RSU and RSA

(In thousands)
Beginning Balance as of August 9, 2005	—
Granted at Spin-Off, based on conversion of IAC awards	5,848
Granted	497
Vested and released	(144)
Cancelled	(436)

Ending Balance as of December 31, 2005	5,765

      The following table presents a summary of our stock warrants (equivalent shares) from August 9, 2005 through December 31, 2005:

					Outstanding
	Weighted				Warrants at
	Average	Warrants at			December 31,
Expiration Date	Exercise Price	Spin-Off	Exercised	Cancelled	2005

	(In thousands, except per warrant data)
February 2012	$25.56	16,094	—	—	16,094
February 2009	$31.22	7,295	—	—	7,295
February 2009	$11.93	11,099	—	(3)	11,096
November 2009 to May 2010	$13.25	320	(156)	—	164

		34,808	(156)	(3)	34,649

      The following table presents a summary of our stock option transactions from August 9, 2005 through December 31, 2005:

			Weighted
			Average
	Options	Price Range	Exercise Price

	(In thousands, except per share data)
Beginning Balance as of August 9, 2005	—
Granted at Spin-Off, based on conversions from IAC options	41,097	$0.01 - $96.89	$12.87
Exercised	(12,540)	$0.01 - $21.84	$5.79
Cancelled	(851)	$0.50 - $37.45	$24.62

Ending Balance as of December 31, 2005	27,706

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table presents a summary of our stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted-			Weighted-
		Average	Remaining		Average
		Price Per	Contractual		Exercise
Range of Exercise Prices	Shares	Share	Life (Years)	Shares	Price

	(In thousands)			(In thousands)
$ 0.01 - $ 5.00	1,942	$2.95	3.2	1,940	$2.95
$ 5.01 - $ 8.00	499	$6.26	2.2	431	$6.22
$ 8.01 - $12.00	11,999	$8.88	2.1	11,184	$8.80
$12.01 - $18.00	3,470	$14.57	6.2	2,393	$14.64
$18.01 - $25.00	4,497	$21.47	4.6	4,366	$21.49
$25.01 - $35.00	3,198	$28.28	8.7	694	$27.24
$35.01 - $45.00	2,038	$38.11	7.7	608	$37.63
$45.01 - $55.00	10	$54.58	4.1	10	$54.58
$55.01 - $65.00	5	$58.30	4.0	5	$58.30
$65.01 - $97.00	48	$79.39	3.9	48	$79.39

$ 0.01 - $97.00	27,706	$15.71	4.3	21,679	$13.01

Evaluation of Estimated Equity Award Forfeitures
      In 2005, we changed the estimated forfeiture rates we use in the determination of our stock-based compensation expense; this change was a result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. We periodically evaluate our forfeiture rates and update the rates we use in the determination of our stock-based compensation expense. We recorded a cumulative benefit from the change in estimate of approximately $43.4 million, which reduced non-cash compensation expense in the consolidated statements of income for the year ended December 31, 2005.

Modification of Stock-Based Awards
      In connection with the Spin-Off, all existing IAC stock-based awards, which included RSUs, stock options and warrants, were converted as follows:

•	each vested stock option to purchase shares of IAC common stock converted into an option to purchase shares of IAC common stock and an option to purchase shares of Expedia common stock,

•	each unvested stock option to purchase shares of IAC common stock converted into a stock option to purchase shares of common stock of the applicable company for which the employee worked following the Spin-Off,

•	all RSUs converted into RSUs of the applicable company for which the employee worked following the Spin-Off, and

•	each vested and unvested warrant converted into a warrant to purchase shares of IAC common stock and a warrant to purchase shares of Expedia common stock.
      The adjustments to the number of shares subject to each option and the option exercise prices were based on the relative market capitalization of IAC and Expedia following the Spin-Off. These modifications resulted in a one-time expense of $5.4 million due to the increase in the estimated fair value

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
of vested stock options. Expenses related to incremental value due to modification of warrants, RSUs and unvested stock options were not material.
NOTE 13 — Income Taxes
      The following table presents a summary of our U.S. and foreign earnings (losses) before income taxes and minority interest.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
U.S.	$424,733	$278,352	$252,358
Foreign	(10,862)	(8,809)	3,140

Total	$413,871	$269,543	$255,498

      The following table presents a summary of our income tax expense components.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Current income tax expense:
Federal	$108,180	$95,668	$88,656
State	9,190	11,347	7,072
Foreign	409	4,651	700

Current income tax expense	117,779	111,666	96,428
Deferred income tax (benefit) expense:
Federal	69,238	1,810	263
State	(2,654)	(4,251)	20
Foreign	1,614	(2,854)	491

Deferred income tax (benefit) expense	68,198	(5,295)	774
Income tax expense	$185,977	$106,371	$97,202

      For all periods presented, we have computed current and deferred tax expense using our stand-alone effective tax rate. As of December 31, 2005, our current income tax payable represents amounts that we will pay to the Internal Revenue Service and other tax authorities based on our taxable income after the Spin-Off.
      For the period January 1, 2005 through the Spin-Off date, we were a member of the IAC consolidated tax group. Accordingly, IAC will file a federal income tax return and certain state income tax returns on a combined basis with us for that period. IAC will pay the entire combined income tax liability related to these filings. As such, our estimated income tax liability for this period was transferred to IAC upon Spin-Off and is not included in income taxes payable at December 31, 2005. Under the terms of the Tax Sharing Agreement, IAC can make certain elections in preparation of these tax returns, which may change the amount of income taxes we owe for the period after the Spin-Off. We intend to record such changes as adjustments to stockholders’ equity in accordance with Emerging Issues Task Force No. 94-10, “Accounting by a Company for the Income Tax Effects of Transactions Among or With its Shareholders under FASB Statement 109” (“EITF 94-10”).
      We reduced our current income tax payable by $50.6 million, $120.8 million and $106.2 million for the years ended December 31, 2005, 2004 and 2003, for tax deductions attributable to stock-based

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
compensation. For 2005, we recorded $25.3 million of the related income tax benefits of this stock-based compensation as a reduction of goodwill.
      The tax effect of cumulative temporary differences and net operating losses that give rise to our deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 are as follows:

	December 31,

	2005	2004

	(In thousands)
Deferred tax assets:
Provision for accrued expenses	$14,500	$16,462
Deferred revenue	2,766	2,526
Net operating loss and tax credit carryforwards	46,017	124,685
Capitalized R&D expenditures	21,941	25,736
Stock-based compensation	41,599	50,124
Investment impairment	8,527	—
Other	8,867	5,426

Total deferred tax assets	144,217	224,959
Less valuation allowance	(25,506)	(11,374)

Net deferred tax assets	$118,711	$213,585

Deferred tax liabilities:
Prepaid merchant bookings and prepaid expenses	$(30,448)	$(27,284)
Intangible assets	(436,466)	(463,078)
Investment in subsidiaries	(12,426)	(13,853)
Unrealized gains	—	(15,318)
Property, plant and equipment	(9,967)	(13,114)
Other	(1,461)	(5,938)

Total deferred tax liabilities	$(490,768)	$(538,585)

Net deferred tax liability	$(372,057)	$(325,000)

      At December 31, 2005, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $44.7 million, $83.4 million and $49.7 million. If not utilized, the federal NOLs will expire at various times between 2018 and 2023; the state NOLs will expire at various times between 2007 and 2024; and the foreign NOLs can be carried forward indefinitely. Changes in ownership, as defined by Sections 382 and 1502 of the Internal Revenue Code, as amended, may limit the amount of federal and state net operating loss carryforwards utilized in any one year.
      At December 31, 2005, we had federal research credit carryforwards of approximately $5.4 million and foreign research credit carryforwards of approximately $1.2 million. Unused federal research credit carryforwards will expire at various times between 2020 and 2024 and $0.6 million of the foreign research credit will expire in 2014, if unused, while the remainder can be carried forward indefinitely.
      At December 31, 2005, we had a valuation allowance of approximately $25.5 million related to the portion of tax operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. This amount represented an increase of approximately $14.1 million over the amount recorded as of December 31, 2004 and was primarily attributable to an investment impairment and

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
foreign operating losses. The tax benefit for approximately $4.6 million of the valuation allowance recorded at December 31, 2005 will be recorded as a reduction of goodwill if recognized in future years.
      A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Income tax expense at the federal statutory rate of 35%	$144,855	$94,340	$89,424
State income taxes, net of effect of federal tax benefit	8,302	4,746	4,646
Non-deductible stock compensation	15,030	—	—
Unrealized loss on derivative	2,115	—	—
Change in valuation allowance	9,681	2,474	—
Other, net	5,994	4,811	3,132

Income tax expense	$185,977	$106,371	$97,202

      By virtue of the previously filed separate company and consolidated income tax returns filed with IAC, we are routinely under audit by federal, state, local and foreign authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns; however, the amount ultimately paid upon resolution of issues raised may differ from the amount provided. Differences between our contingent tax liabilities and the amounts actually owed are recorded in the period they become known. We believe our contingent tax liabilities are adequate in the event the tax positions are not ultimately upheld.
      In addition, we have a tax allocation agreement with the Microsoft Corporation as well as the Tax Sharing Agreement with IAC. For additional information about these agreements, see Note 17, Related Party Transactions.
NOTE 14 — Common Stock, Class B Common Stock and Preferred Stock

Common Stock and Class B Common Stock
      Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and would share equally in dividends, if declared by our board of directors, and generally vote together on all matters. Common stock carries one vote per share and Class B common stock carries 10 votes per share. Holders of common stock, voting as a single, separate class are entitled to elect 25% of the total number of directors. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of Expedia, Inc., the holders of both classes of common stock have equal rights to receive all the assets of Expedia, Inc. after the rights of the holders of the preferred stock have been satisfied.

Preferred Stock
      Our preferred stock has a face value of $22.23 per share; each share is entitled to an annual dividend of 1.99%. Each preferred stockholder is entitled to two votes per share. Preferred stockholders may, at

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
NOTE 15 — Earnings Per Share

Basic Earnings Per Share
      For the year ended December 31, 2005, we computed basic earnings per share using the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, as if such shares were outstanding for the entire period prior to the Spin-Off, plus the weighted average of such shares outstanding following the Spin-Off.
      For the years ended December 31, 2004 and 2003, we computed basic earnings per share using the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, as if such shares were outstanding for the entire period.

Diluted Earnings Per Share
      For the year ended December 31, 2005, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of restricted stock units using the treasury stock method, and (iii) the shares we are contractually obligated to issue associated with the Ask Jeeves Notes, if converted, and other stock-based commitments.
      For the years ended December 31, 2004 and 2003, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, and (ii) if dilutive, the incremental common stock that we would issue upon exercise of potentially dilutive stock-based commitments if the terms of the agreement under which the commitments were issued obligate us to issue the instrument as of the Spin-Off. Some of the stock warrant agreements meet this requirement, but options to purchase common stock and other potentially dilutive items do not. Warrants meeting this requirement were included in our diluted earnings per share calculation for the year ended December 31, 2004 and 2003, based on the number of days they were outstanding at Spin-Off. We treated all other securities as if they were granted as of the Spin-Off.

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table presents our basic and diluted earnings per share:

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net income	$228,730	$163,473	$111,407
Net earnings per share available to common stockholders:
Basic	$0.68	$0.49	$0.33
Diluted	$0.65	$0.48	$0.33
Weighted average number of shares outstanding:
Basic	336,819	335,540	335,540
Dilutive effect of:
Options to purchase common stock	5,568
Warrants to purchase common stock	5,007	5,009	5,009
Other potentially dilutive securities	2,136

Diluted	349,530	340,549	340,549

NOTE 16 — Commitments and Contingencies

Letters of Credit, Purchase Obligations and Guarantees
      We have commitments and obligations that include purchase obligations, guarantees and letters of credit (“LOC”), which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2005.

		By Period

		Less Than	1 to	3 to	More Than
	Total	1 Year	3 Years	5 Years	5 Years

	(In thousands)
Purchase obligations	$8,595	$6,828	$1,767	$—	$—
Guarantees	78,542	—	78,542	—	—
Letters of credit	53,156	52,261	772	123	—

	$140,293	$59,089	$81,081	$123	$—

      We have purchase obligations primarily with three national telecommunications companies related to data transmission lines and telephones.
      We have guarantees primarily related to a specific country aviation authority for the potential non-delivery, by us, of packaged travel sold in that country. The authority also requires that a portion of the total amount of packaged travel sold be bonded.
      Our LOCs consist of standby LOCs, underwritten by a group of lenders, which we primarily issue to certain hotel properties to secure our payment for hotel room transactions. There were no claims made against any standby LOCs during the year ended December 31, 2005 and 2004.

Lease Commitments
      We have contractual obligations in the form of operating leases for office space and related office equipment; record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Operating lease obligations expire at various dates with the latest

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
maturity in 2014. For the years ended December 31, 2005, 2004 and 2003, we recorded rental expense of $26.0 million, $23.6 million and $14.6 million related thereto.
      The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2005:

Year Ending December 31,	(In thousands)

2006	$26,004
2007	24,083
2008	20,767
2009	16,676
2010	6,389
After	10,027

$103,946

Legal Proceedings
      In the ordinary course of business, we are a party to various lawsuits. In the opinion of management, none of these lawsuits should have a material impact on the liquidity, results of operations, or financial condition of Expedia. We also evaluate other potential contingent matters, including value-added tax, transient occupancy or accommodation tax and similar matters. We do not believe that the amount of liability that could be reasonably possible with respect to these matters would have a material adverse affect on our financial results.
      Securities Related Class Action Litigations. While we are not a party to the securities litigation filed against IAC, under the terms of our Separation Agreement with IAC, we have generally agreed to bear a portion of the costs and liabilities, if any, associated with any securities law litigation relating to conduct prior to the Spin-Off of the businesses or entities that comprise Expedia following the Spin-Off. This case arises out of IAC’s August 4, 2004, announcement of its earnings for the second quarter of 2004.
      Litigation relating to the IAC/ Hotels.com merger agreement announced April 10, 2003, is pending in Delaware. The principal claim in these actions is that the defendants breached their fiduciary duty to the plaintiffs by entering into or approving the merger agreement.
      Hotels.com is also a party to a securities class action and a shareholder derivative suit relating to Hotels.com’s guidance for the fourth quarter of 2002. The principal claim in these actions is that the defendants violated federal securities laws by making misstatements of material facts, failing to disclose material information, and trading in the company’s securities while in possession of material, non-public information. In 2004, the court dismissed virtually all of the plaintiffs’ claims with prejudice in the securities class action. In the shareholder derivative suit, on March 7, 2005, the district court issued orders staying the case until further notice and directing that the case be administratively closed pending a decision in the appeal of the action discussed above. The case remains administratively closed.
      Litigation Relating to Hotel Occupancy Taxes. Expedia and certain of its businesses are parties to consumer and municipality litigation involving hotel occupancy taxes.
      We believe that the claims in the litigation discussed above lack merit and will continue to defend vigorously against them.

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)

Put and Call Option Agreements
      In connection with our acquisitions of TripAdvisor and Egencia, we have call and put option agreements in place to acquire the remaining shares held by the minority shareholders of each company. In March 2006, the minority holders of Egencia notified us of their intention to exercise their put right whereby they would sell their remaining minority ownership interest in exchange for approximately $6.4 million in cash. We expect the put exercise to be executed in April 2006. We estimate that the call option value for TripAdvisor is approximately $16.0 million as of December 31, 2005.
NOTE 17 — Related Party Transactions

Expenses Allocated from IAC
      Prior to Spin-Off, our operating expenses include allocations from IAC for accounting, treasury, legal, tax, corporate support, human resource functions and internal audit. Expenses allocated from IAC were $5.0 million for the period from January 1, 2005 to August 8, 2005, and $7.5 million and $2.0 million for the years ended December 31, 2004 and 2003. We recorded the expense allocation from IAC in general and administrative expense in our consolidated statements of income.
      Additional allocations from IAC prior to the Spin-Off related to stock-based compensation expense attributable to our employees. Stock-based compensation expense allocated from IAC was $56.5 million for the period from January 1, 2005 to August 8, 2005, and $171.4 million and $79.6 million for the years ended December 31, 2004 and 2003.

Interest Income from IAC
      The majority of the interest income recorded in our consolidated statements of income arose from intercompany receivable balances from IAC. The interest income from IAC ceased upon Spin-Off on August 9, 2005.

Relationship Between IAC and Expedia, Inc. after the Spin-Off
      In connection with the Spin-Off, we entered into various agreements with IAC to provide for an orderly transition and to govern our ongoing relationships with IAC. These agreements include the following:

•	a Separation Agreement that sets forth the arrangements between IAC and Expedia with respect to the principal corporate transactions necessary to complete the Spin-Off, and a number of other principles governing the relationship between IAC and Expedia following the Spin-Off;

•	a Tax Sharing Agreement that governs the respective rights, responsibilities and obligations of IAC and Expedia after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, other taxes and related tax returns;

•	an Employee Matters Agreement that governs a wide range of compensation and benefit issues, including the allocation between IAC and Expedia of responsibility for the employment and benefit obligations and liabilities of each company’s current and former employees (and their dependents and beneficiaries); and

•	a Transition Services Agreement that governs the provision of transition services from IAC to Expedia.

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)

Commercial Agreements
      We continue to work with some of the businesses that comprise IAC after the Spin-Off pursuant to a variety of commercial relationships. These commercial agreements generally include (i) distribution agreements, pursuant to which certain subsidiaries of IAC distribute their respective products and services via arrangements with Expedia, and vice versa, (ii) services agreements, pursuant to which certain subsidiaries of IAC provide Expedia with various services and vice versa and (iii) office space lease agreements. The distribution agreements typically involve the payment of fees, usually on a fixed amount-per-transaction, revenue share or commission basis, from the party seeking distribution of the product or service to the party that is providing the distribution. From August 8, 2005 to December 31, 2005, we received $0.8 million from IAC and paid $10.7 million to IAC. At December 31, 2005, amounts receivable from IAC totaled $0.6 million; amounts payable to IAC totaled $3.6 million. These amounts are included in accounts and notes receivable and accounts payable, trade, respectively.

Agreements with Microsoft Corporation
      We have various agreements with Microsoft Corporation (“Microsoft”), which is currently the beneficial owner of more than 5% of our outstanding common stock, including an agreement that maintains our presence as the provider of travel shopping services on MSN.com and several international MSN websites and, in 2004 and 2003, a data center services agreement. Total fees we paid with respect to these agreements were $20.0 million, $12.6 million and $20.5 million for the years ended December 31, 2005, 2004 and 2003. Amounts payable related to these agreements was $6.2 million and $3.4 million as of December 31, 2005 and 2004.
      Prior to November 1999, Microsoft owned 100% of our outstanding common stock. Concurrent with our separation from them, we entered into a number of agreements with them to facilitate the separation. Currently, we have a tax allocation agreement where we must pay Microsoft for a portion of the tax savings resulting from the exercise of certain stock options. We have recorded $36.3 million in other long-term liabilities on our consolidated balance sheets as of December 31, 2005 and 2004, related to this agreement. We will pay Microsoft under this agreement when we realize the tax savings on our tax return. As of December 31, 2005, we have not realized the tax savings related to the exercise of these stock options.
NOTE 18 — Segment Information
      We determine our operating segments based on how our chief operating decision makers manage our businesses, including making operating decisions and evaluating operating performance. We operate in several operating segments; however, there is only one reportable segment as the significant operating segments exhibit similar economic characteristics and meet the aggregation criteria pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As such, we have aggregated them for reporting purposes. Each of the significant operating segments is a supplier of travel services whether by a merchant model or as an agency model.
      In conjunction with the reorganization of our business, which we began in 2005, our chief operating decision makers have been assessing our operations to determine how we will manage the business and report our financial results. We expect, beginning with the first quarter of 2006 financial statements, that we will report our results based primarily on geographic location.

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
      We maintain operations in the United States, Australia, Belgium, Canada, China, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain and the United Kingdom and other international territories. The following table presents the revenue and long-lived assets by geographic area, the United States and all other countries, for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Revenue
United States	$1,661,996	$1,523,867	$1,988,113
All other countries	457,459	319,146	351,700

	$2,119,455	$1,843,013	$2,339,813

	As of December 31,

	2005	2004	2003

	(In thousands)
Long-lived assets
United States	$77,390	$70,965	$64,474
All other countries	13,594	10,461	11,144

	$90,984	$81,426	$75,618

NOTE 19 — Supplemental Cash Flow Information
      The following table presents certain cash payments.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash paid during the periods
Interest	$251	$—	$269
Income tax payments	11,139	7,255	4,452
Income tax refund	(755)	(9,134)	(9,789)

Expedia, Inc.
Notes to Consolidated Financial Statements — (Continued)
NOTE 20 — Valuation and Qualifying Accounts
      We accrue the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees. The following table presents the changes in the valuation and qualifying accounts.

	Balance of		Charges to		Balance at
	Beginning of	Charges to	Other		End of
Description	Period	Earnings	Accounts	Deductions	Period

2005
Allowance for doubtful accounts	$2,338	$1,753	$—	$(177)	$3,914
Credit card charge-backs	3,010	596		(586)	3,020
Cancellation fees	2,120	—	—	(15)	2,105

Total	$7,468	$2,349	$—	$(778)	$9,039

2004
Allowance for doubtful accounts	$3,231	$(510)	$100	$(483)	$2,338
Credit card charge-backs	1,818	1,680	—	(488)	3,010
Cancellation fees	—	2,120	—	—	2,120

	$5,049	$3,290	$100	$(971)	$7,468

2003
Allowance for doubtful accounts	$2,395	$896	$366	$(426)	$3,231
Credit card charge-backs	2,161	463	160	(966)	1,818
Cancellation fees	—	—	—	—	—

	$4,556	$1,359	$526	$(1,392)	$5,049

NOTE 21 — Quarterly Financial Information (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
Year ended December 31, 2005
Revenue	$485,046	$555,007	$584,653	$494,749
Gross profit	376,863	430,788	456,581	384,507
Operating income	66,325	96,379	148,639	85,709
Net income	48,029	73,432	82,035	25,234
Basic earnings per share	$0.14	$0.22	$0.24	$0.07
Diluted earnings per share	0.14	0.22	0.23	0.07
Year ended December 31, 2004
Revenue	$413,262	$486,959	$503,793	$438,999
Gross profit	323,184	387,807	399,071	342,633
Operating income	16,677	73,522	80,261	70,013
Net income	12,719	48,542	58,092	44,120
Basic earnings per share	$0.04	$0.14	$0.17	$0.13
Diluted earnings per share	0.04	0.14	0.17	0.13

Index to Exhibits

Exhibit
Number		Description

2.1		Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005 (5)

3.1		Amended and Restated Certificate of Incorporation of Expedia, Inc.(1)

3.2		Series A Cumulative Convertible Preferred Stock Certificate of Designation(1)

3.3		Amended and Restated Bylaws of Expedia, Inc.(1)

4.1		Specimen Expedia, Inc. Common Stock Certificate(2)

4.2		Equity Warrant Agreement for Warrants to Purchase up to 14,590,514 Shares of Common Stock expiring February 4, 2009, by and between Expedia, Inc. and The Bank of New York, dated as of August 9, 2005(3)

4.3		Stockholder Equity Warrant Agreement for Warrants to Purchase up to 11,450,182 Shares of Common Stock, by and between Expedia, Inc. and Mellon Investor Services LLC, dated as of August 9, 2005(3)

4.4		Optionholder Equity Warrant Agreement for Warrants to Purchase up to 1,558,651 Shares of Common Stock, by and between Expedia, Inc. and Investor Services LLC, dated as of August 9, 2005(3)

10	.1*	Employment Agreement by and between Mark Gunning and Expedia, Inc., effective as of July 14, 2005(1)

10	.2*	Separation Agreement by and between Chris Bellairs and Expedia, Inc., effective as of August 12, 2005(1)

10	.3*	Expedia, Inc. Deferred Compensation Plan for Non-Employee Directors(2)

10	.4*	Expedia, Inc. 2005 Stock and Annual Incentive Plan(4)

10	.5*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements(2)

10.6		Governance Agreement, by and among Expedia, Inc., Liberty Media and Barry Diller, dated as of August 9, 2005(5)

10.7		Stockholders Agreement, by and between Liberty Media Corporation and Barry Diller, dated as of August 9, 2005(5)

10	.8*	Form of Restricted Stock Unit Agreement (domestic employees)(5)

10	.9*	Form of Restricted Stock Unit Agreement (directors)(5)

10.10		CRS Marketing, Services and Development Agreement, by and between Worldspan, L.P. and Expedia, Inc., a Washington corporation (or its predecessors), dated as of December 15, 1995, as amended by amendments Nos. 1 through 10(6)

10.11		Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005(5)

10.12		Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005(5)

10.13		Transition Services Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005(5)

10	.14*	Expedia, Inc. Executive Deferred Compensation Plan, effective as of August 9, 2005(7)

Exhibit
Number		Description

10.15		Credit Agreement dated as of July 8, 2005, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, Inc., a Nevada corporation, Hotels.com, a Delaware corporation and Hotwire, Inc., a Delaware corporation, as Borrowers; the Lenders party thereto; Bank of America, N.A., as Syndication Agent; Wachovia Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents; JPMorgan Chase Bank, N.A., as Administrative Agent; and J.P. Morgan Europe Limited, as London Agent.(8)

10	.16*	Expedia Restricted Stock Unit Agreement between Dara Khosrowshahi and Expedia, Inc., dated as of March 7, 2006

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

23.2		Consent of Independent Registered Public Accounting Firm

31.1		Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1		Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.3		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*	Reflects management contracts and management and director compensatory plans.

(1)	Incorporated by reference to Expedia, Inc.’s Current Report on Form 8-K dated as of August 15, 2005.

(2)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form S-4 (File No. 333-124303-01), filed on June 13, 2005, as amended.

(3)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form 8-A12G, filed on July 19, 2005, as amended.

(4)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form S-8 (File No. 333-127324) filed on August 9, 2005.

(5)	Incorporated by reference to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2005.

(6)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form S-4 (File No. 333-124303-01), filed on June 17, 2005. Certain portions of this document have been omitted pursuant to a confidential treatment request.

(7)	Incorporated by reference to Expedia, Inc.’s Current Report on Form 8-K dated as of December 20, 2005.

(8)	Incorporated by reference to Expedia, Inc.’s Current Report on Form 8-K dated as of July 15, 2005.