Form 10-Q
period 2006-03-31
Expedia, Inc.
filed 2006-05-15
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
     Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐     No ☑
     The number of shares outstanding of each of the registrant’s classes of common stock as of April 28, 2006 was:

Common stock, $0.001 par value per share	324,044,118 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Contents

Part I. Item 1. Consolidated Financial Statements

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 1. Consolidated Financial Statements
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Revenue	$493,898	$485,046
Cost of revenue (1)	119,314	114,103

Gross profit	374,584	370,943

Operating expenses:
Selling and marketing (1)	201,026	179,590
General and administrative (1)	73,361	56,939
Technology and content (1)	35,544	35,992
Amortization of intangible assets	30,171	31,665
Amortization of non-cash distribution and marketing	8,240	432

Operating income	26,242	66,325

Other income:
Interest income:
Interest income from IAC/InterActiveCorp	—	7,668
Other interest income, net	1,703	2,131
Other, net	3,657	1,034

Total other income, net	5,360	10,833

Earnings before income taxes and minority interest	31,602	77,158
Provision for income taxes	(9,658)	(29,385)
Minority interest in losses of consolidated subsidiaries	1,391	256

Net income	$23,335	$48,029

Net earnings per share available to common stockholders:
Basic	$0.07	$0.14
Diluted	0.06	0.14

Shares used in computing earnings per share:
Basic	345,777	335,540
Diluted	365,168	340,549

(1) Includes stock-based compensation as follows:
Cost of revenue	$3,225	$5,920
Selling and marketing	5,251	8,089
General and administrative	9,687	14,626
Technology and content	5,724	9,665

Total stock-based compensation	$23,887	$38,300

See accompanying notes.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 1. Consolidated Financial Statements
CONTINUED
EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$509,030	$297,416
Restricted cash and cash equivalents	32,861	23,585
Accounts and notes receivable, net of allowance of $4,947 and $3,914	199,478	174,019
Deferred income taxes, net	15,687	—
Prepaid merchant bookings	62,433	30,655
Prepaid expenses and other current assets	70,183	64,569

Total current assets	889,672	590,244
Property and equipment, net	93,008	90,984
Long-term investments and other assets	39,204	39,431
Intangible assets, net	1,146,707	1,176,503
Goodwill	5,855,453	5,859,730

TOTAL ASSETS	$8,024,044	$7,756,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, merchant	$556,371	$534,882
Accounts payable, trade	112,943	107,580
Short-term borrowings	373	230,755
Deferred merchant bookings	839,076	406,948
Deferred revenue	11,084	7,068
Income taxes payable	7,416	43,405
Deferred income taxes, net	—	3,178
Other current liabilities	96,389	104,409

Total current liabilities	1,623,652	1,438,225
Deferred income taxes, net	397,376	368,880
Derivative liabilities	42,143	105,827
Other long-term liabilities	37,135	38,423
Minority interest	70,988	71,774

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000,000
Series A shares issued and outstanding: 846 and 846
Common stock $.001 par value	325	323
Authorized shares: 1,600,000,000
Shares issued: 325,494,383 and 323,184,577
Shares outstanding: 324,012,436 and 321,979,486
Class B common stock $.001 par value	26	26
Authorized shares: 400,000,000
Shares issued and outstanding: 25,599,998 and 25,599,998
Additional paid-in capital	5,797,330	5,695,498
Treasury stock — Common stock, at cost	(31,040)	(25,464)
Shares: 1,481,947 and 1,205,091
Retained earnings	88,313	64,978
Accumulated other comprehensive loss	(2,204)	(1,598)

Total stockholders’ equity	5,852,750	5,733,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,024,044	$7,756,892

See accompanying notes.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 1. Consolidated Financial Statements
CONTINUED
EXPEDIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands, except share data)
(Unaudited)

										Accumulated
					Class B		Additional			Other
	Preferred Stock		Common Stock		Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Total
Balance as of December 31, 2005	846	$—	323,184,577	$323	25,599,998	$26	$5,695,498	$(25,464)	$64,978	$(1,598)	$5,733,763
Comprehensive income:
Net income									23,335		23,335
Net loss on derivative contracts										(2,124)	(2,124)
Currency translation adjustment										1,518	1,518

Total comprehensive income											22,729

Release of derivative liability							64,500				64,500
Proceeds from exercise of equity instruments			2,309,806	2			14,812				14,814
Tax deficiencies on equity awards, net							(3,960)				(3,960)
Treasury stock activity related to exercise of equity instruments								(5,576)			(5,576)
Modification of cash-based equity awards							2,930				2,930
Stock-based compensation expense							23,550				23,550

Balance as of March 31, 2006	846	$—	325,494,383	$325	25,599,998	$26	$5,797,330	$(31,040)	$88,313	$(2,204)	$5,852,750

See accompanying notes.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 1. Consolidated Financial Statements
CONTINUED
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Operating activities:
Net income	$23,335	$48,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,048	11,428
Amortization of intangible asssets, non-cash distribution and marketing, and stock-based compensation	62,298	70,397
Deferred income taxes	13,324	3,847
Unrealized gain on derivative instruments, net	(4,300)	—
Equity in losses of unconsolidated affiliates	113	512
Minority interest in losses of consolidated subsidiaries	(1,391)	(256)
Other	247	—
Changes in operating assets and current liabilities:
Accounts and notes receivable	(24,753)	(57,520)
Prepaid merchant bookings and prepaid expenses	(46,971)	(40,297)
Accounts payable and other current liabilities	(36,811)	35,430
Accounts payable, merchant	21,294	79,944
Deferred merchant bookings	432,107	342,451
Deferred revenue	4,014	1,733
Other, net	—	1,991

Net cash provided by operating activities	453,554	497,689

Investing activities:
Acquisitions, net of cash acquired	(263)	13,579
Capital expenditures	(13,038)	(12,621)
Proceeds from sale of marketable securities	—	1,000
Increase in long-term investments and deposits	(419)	(288)
Transfers to IAC/InterActiveCorp, net	—	(333,785)
Other, net	—	166

Net cash used in investing activities	(13,720)	(331,949)

Financing activities:
Short-term borrowings, net	(230,480)	—
Changes in restricted cash and cash equivalents	(8,731)	(27,633)
Proceeds from exercise of equity awards	15,083	555
Excess tax benefit on equity awards	784	—
Treasury stock activity	(5,576)	—
Distributions to IAC/InterActiveCorp, net	—	(3,771)
Other, net	—	5,317

Net cash used in financing activities	(228,920)	(25,532)
Effect of exchange rate changes on cash and cash equivalents	700	(498)

Net increase in cash and cash equivalents	211,614	139,710
Cash and cash equivalents at beginning of period	297,416	141,668

Cash and cash equivalents at end of period	$509,030	$281,378

Supplemental Cash Flow Information
Cash paid for interest	$1,361	$—
Income tax payments, net	30,855	13,700
See accompanying notes.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 1. Consolidated Financial Statements
CONTINUED
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation
Description of Business
     Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States (“U.S.”) and abroad. These travel products and services are offered through a diversified portfolio of brands including: Expedia-branded websites, Hotels.com, Hotwire.com, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations, Expedia Corporate Travel (“ECT”), eLong and TripAdvisor. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these unaudited consolidated financial statements.
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
Basis of Presentation
     These accompanying financial statements present our results of operations, financial position, stockholders’ equity and comprehensive loss, and cash flows on a combined basis through the Spin-Off on August 9, 2005, and on a consolidated basis thereafter. We have prepared the combined financial statements from the historical results of operations and historical bases of the assets and liabilities of Expedia with the exception of income taxes. We have computed income taxes using our stand-alone tax rate. The unaudited consolidated financial statements include Expedia, Inc., our wholly-owned subsidiaries, and entities we control. We have eliminated significant intercompany transactions and accounts.
     We believe that the assumptions underlying our unaudited consolidated financial statements are reasonable. However, these unaudited consolidated financial statements do not present our future financial position, the results of our future operations and cash flows, nor do they present what our historical financial position, results of operations and cash flows would have been prior to Spin-Off had we been a stand-alone company.
     We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. In our opinion, we have included all adjustments necessary for a fair presentation. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006.
     We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 1. Consolidated Financial Statements
CONTINUED
estimates and assumptions also affect the reported amount of net income during any period. Our actual financial results could differ significantly from these estimates. Our significant estimates underlying our consolidated financial statements include revenue recognition, accounting for merchant payables, recoverability of long-lived and intangible assets and goodwill, income taxes, occupancy tax, stock-based compensation and accounting for derivative instruments.
Reclassifications
     We have reclassified prior period financial statements to conform to the current period presentation.
     In our consolidated statements of income for the three months ended March 31, 2005, we reclassified stock-based compensation expense to the same operating expense line items as cash compensation paid to employees in accordance with the SEC Staff Accounting Bulletin No. 107 (“SAB 107”). Our adoption of SAB 107 did not have a material impact on our financial position, results of operations or cash flows.
     In our consolidated statements of cash flows for the three months ended March 31, 2005, we reclassified $333.8  million of transfers to IAC from financing activities to investing activities, and we reclassified $27.6 million of changes in restricted cash and cash equivalents to financing activities.
     In our consolidated balance sheet as of December 31, 2005, we reclassified $19.7 million from accounts payable, trade, to accounts payable, merchant ($19.3 million) and other current liabilities ($0.4 million).
Seasonality
     We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters of the year as travelers plan and book their spring, summer and holiday travel. The number of bookings decreases in the fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by a month or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter.
Note 2 — Summary of Significant Accounting Policies
Stock-Based Compensation
     Since January 1, 2003, we have accounted for stock-based awards under the fair value method, which followed the recognition and measurement principles of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). Under SFAS 123 and SFAS 148, we have measured and amortized the fair value of restricted stock units, stock options and warrants as follows:
     Restricted Stock Units (“RSU”). RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a five-year period. We measure the value of RSUs at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. RSUs that may be settled by the holder in cash, rather than shares, are recorded as a liability and we remeasure these instruments at fair value at the end of each reporting period.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 1. Consolidated Financial Statements
CONTINUED
Upon settlement of these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date.
     Performance-based RSUs vest upon achievement of certain company-based performance conditions. We assess whether it is probable that the performance targets will be achieved, and if assessed as probable, we determine the fair value of the performance-based award based on the fair value of our common stock at the date of grant. We record compensation expense for these awards over the estimated performance period, net of estimated forfeitures, using the accelerated method under Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — an interpretation of Accounting Principles Board Opinion No. 15 and 25. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the performance targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We granted performance-based RSUs for the first time during the three months ended March 31, 2006. For additional information, see Note 5, Stock-Based Awards and Other Equity Instruments.
     Stock Options and Warrants. We measure the value of stock options and warrants issued or modified since January 1, 2003, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using the Black-Scholes option valuation model. We amortize the fair value, net of estimated forfeitures, over the remaining vesting term on a straight-line basis.
     Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. In determining the estimated forfeiture rates for stock-based awards, we periodically conduct an assessment of the actual number of instruments that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.
     Adoption of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). On January 1, 2006, we adopted the modified prospective method provisions of SFAS No. 123(R) and related guidance. Under SFAS 123(R), we continue to measure and amortize the fair value for all share-based payments consistent with our past practice under SFAS 123 and 148. Therefore, the adoption of SFAS 123(R) did not have a material impact on our financial position. The impact of the adoption of SFAS 123(R) on our results of operations and cash flows is discussed below.
     We have calculated an additional paid-in capital (“APIC”) pool pursuant to the provisions of SFAS 123(R). The APIC pool represents the excess tax benefits related to stock-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our consolidated statements of income. For the quarter ended March 31, 2006, we recorded tax deficiencies of $4.8 million

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 1. Consolidated Financial Statements
CONTINUED
against the APIC pool; as a result, such deficiencies did not affect our results of operations. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive earnings per share. The adoption of SFAS 123(R) did not have a material impact on our dilutive shares.
     Prior to our adoption of SFAS 123(R), we recorded cash retained as a result of tax benefit deductions relating to stock-based compensation in operating activities in our consolidated statements of cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option (“EITF 00-15”). SFAS 123(R) supersedes EITF 00-15, amends SFAS No. 95, Statement of Cash Flows, and requires that, upon adoption, we present the tax benefit deductions relating to excess stock-based compensation deductions as a financing activity in our consolidated statements of cash flows. For the three months ended March 31, 2006, we reported $0.8 million of tax benefit deductions as a financing activity that previously would have been reported as an operating activity.
Marketing Promotions
     We periodically provide incentive offers to our customers to encourage booking of travel products and services. We record these incentive offers in accordance with EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and EITF No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. Generally, our incentive offers are as follows:
     Current Discount Offers. These promotions include dollar off discounts to be applied against current purchases. We record the discounts as reduction in revenue at the date we record the corresponding revenue transaction.
     Inducement Offers. These promotions include discounts granted at the time of a current purchase to be applied against a future qualifying purchase. We treat inducement offers as a reduction to revenue based on estimated future redemption rates. We allocate the discount amount between the current purchase and the potential future purchase based on our expected relative value of the transactions. We estimate our redemption rates using our historical experience for similar inducement offers.
     Concession Offers. These promotions include discounts to be applied against a future purchase to maintain customer satisfaction. Upon issuance, we record these concession offers as a reduction to revenue based on estimated future redemption rates. We estimate our redemption rates using our historical experience for concession offers.
Note 3 — Short-Term Borrowings
     In July 2005, we entered into a $1.0 billion five-year unsecured revolving credit facility with a group of lenders, which was effective as of the Spin-Off. Certain Expedia subsidiaries have unconditionally guaranteed Expedia, Inc.’s obligation under this facility. The facility bears interest based on our financial leverage, which as of March 31, 2006, was equal to LIBOR plus 0.50%. The facility also contains financial covenants consisting of a leverage ratio and a minimum net worth requirement. As of March 31, 2006, and December 31, 2005, we were in compliance with all financial covenants.
     The amount of stand-by letters of credit issued under the facility reduces the amount available to us under the facility. As of March 31, 2006, and December 31, 2005, there were $50.1 million and $53.2 million of

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 1. Consolidated Financial Statements
CONTINUED
outstanding stand-by letters of credit issued under the facility. As of December 31, 2005, we had $230.0 million outstanding under the revolving credit facility, which we fully repaid during the quarter ended March 31, 2006.
Note 4 — Derivative Instruments
     The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date. Components of our derivative liabilities balance are as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Ask Jeeves Convertible Subordinated Notes	$36,200	$104,800
Cross-currency swaps and other	5,943	1,027

	$42,143	$105,827

     As a result of the Spin-Off, we assumed certain obligations to IAC related to IAC’s Ask Jeeves Convertible Subordinated Notes (“Ask Jeeves Notes”). When holders of IAC’s Ask Jeeves Notes convert their notes, they receive shares of both IAC and Expedia common stock. Under the terms of the Spin-Off, we issued shares of our common stock to an escrow account to be used by IAC for delivery to the holders of the Ask Jeeves Notes. Upon conversion, at our option, we can pay cash in equal value in lieu of releasing such shares from escrow. This obligation represents a derivative liability in our consolidated balance sheet because it is not indexed solely to shares of our common stock. We record the fair value of this derivative obligation in our consolidated balance sheets with any changes in fair value recorded in our consolidated statements of income. The estimated fair value of this liability fluctuates based on changes in the price of our common stock.
     In January 2006, certain of these notes were converted and we released approximately 2.6 million shares of our common stock from escrow with a fair value of $64.5 million to satisfy the conversion requirements. For the three months ended March 31, 2006, we recorded in other income a net unrealized gain of $4.1 million related to the derivative liability on the outstanding Ask Jeeves Notes. As of March 31, 2006, we estimate that we could be required to release from escrow up to 1.7 million shares of our common stock (or pay cash in equal value, in lieu of issuing such shares). The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation ceases.
Note 5 — Stock-Based Awards and Other Equity Instruments
     Our 2005 Stock and Annual Incentive Plan provides for grants of restricted stock, restricted stock awards (“RSA”), RSUs, stock options, and other stock-based awards to officers, employees and consultants.
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
     We have stock warrants outstanding, certain of which trade on the NASDAQ under the symbols “EXPEW” and “EXPEZ.” These stock warrants have expiration dates through February 2012. Almost all of these stock warrants are vested. Each stock warrant is exercisable for a certain number of shares of our common stock or

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 1. Consolidated Financial Statements
CONTINUED
a fraction thereof. We had approximately 34.6 million stock warrants outstanding as or March 31, 2006, and December 31, 2005, with a weighted average exercise price of $22.33.
     As of March 31, 2006, we had approximately 7.9 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.
     As of March 31, 2006, we had approximately 8.1 million RSUs and approximately 0.1 million RSAs outstanding. The following table presents a summary of these awards from December 31, 2005, through March 31, 2006:

		Weighted
		Average
		Grant-Date
	RSU and RSA	Fair Value
	(in thousands)
Beginning Balance as of December 31, 2005	5,765	$24.08
Granted	3,596	$19.48
Vested and released	(855)	$24.87
Cancelled	(276)	$23.91

Ending Balance as of March 31, 2006	8,230	$21.99

     During the three months ended March 31, 2006, we granted approximately 1.0 million performance-based RSUs to certain senior executives. For these awards, 75% will vest upon the achievement of an Operating Income Before Amortization target. See Note 10, Segment Information, for a definition of Operating Income Before Amortization. The final 25% will vest on the first anniversary of the initial vesting. The fair value of these awards at the grant date was $18.9 million with a weighted average fair value of $19.39 per share and we amortize the fair value, net of estimated forfeitures, on an accelerated basis over the estimated probable period of time to achieve the target.
     In February 2006, a portion of the RSU awards, which were due to be settled in cash, were modified and future settlements will be made in shares. Accordingly, the liability previously recorded for these RSUs was remeasured at its fair value just prior to the modification and approximately $2.9 million was transferred to APIC.
     The following table presents a summary of stock option activity from December 31, 2005, through March 31, 2006:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinisic
	Options	Exercise Price	Life	Value
	(in thousands)		(in years)	(in thousands)
Beginning Balance as of December 31, 2005	27,706	$15.71
Granted	—	—
Exercised	(1,463)	$10.23
Cancelled	(150)	$18.61

Ending Balance as of March 31, 2006	26,093	$16.00	4.1	$182,460

Exercisable as of March 31, 2006	21,161	$13.17	3.1	$175,177

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 1. Consolidated Financial Statements
CONTINUED
     The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at March 31, 2006, based on our closing stock price of $20.27 on that date. The total intrinsic value of stock options exercised was $16.5 million for the three months ended March 31, 2006.
     For the three months ended March 31, 2006 and 2005, we recognized stock-based compensation expense of $23.9 million and $38.3 million. The total income tax benefit recognized in income related to this compensation expense was $8.8 million and $14.1 million for those periods. Cash received from stock-based award exercises for the three months ended March 31, 2006, was $15.1 million.
     Our employees that held vested stock options prior to the Spin-Off received vested stock options in both Expedia and IAC. As these stock options are exercised, we receive a tax deduction. Total income tax benefits realized during the three months ended March 31, 2006 associated with the exercise of IAC stock options and the conversion of Expedia stock-based awards held by our employees was $18.6 million.
     As of March 31, 2006, there was approximately $205 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 1.9 years.
Note 6 — Income Taxes
     We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.
     Our effective tax rate was 30.6% for the three months ended March 31, 2006, which is lower than the 35% statutory rate primarily due to the disallowance for tax purposes of the mark-to-market gain and loss related to our derivative instruments and adjustments related to stock-based compensation expense.
     Our effective tax rate of 38.1% for the three months ended March 31, 2005, which was higher than the 35% statutory rate, was primarily due to state taxes and non-deductible transaction expenses related to the Spin-Off from IAC.
Note 7 — Earnings Per Share
     The following table presents our basic and diluted earnings per share:

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 1. Consolidated Financial Statements
CONTINUED

	Three months ended March 31,
	2006	2005
	(in thousands, except per share data)
Net income	$23,335	$48,029

Net earnings per share available to common stockholders:
Basic	$0.07	$0.14
Diluted	$0.06	$0.14

Weighted average number of shares outstanding:
Basic	345,777	335,540

Dilutive effect of:
Options to purchase common stock	9,956	—
Warrants to purchase common stock	5,167	5,009
Other potentially dilutive securities	4,268	—

Diluted	365,168	340,549

     For the three months ended March 31, 2005, we included the dilutive effect of certain warrants since the terms of the stock warrant agreements obligated us, as of the Spin-Off, to issue underlying common stock. We did not have such obligations for options and other potentially dilutive securities.
Note 8 — Commitments and Contingencies
Legal Proceedings
     In the ordinary course of business, we are a party to various lawsuits. In the opinion of management, we do not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Expedia. We also evaluate other potential contingent matters, including value-added tax, federal excise tax, transient occupancy or accommodation tax and similar matters. We do not believe that the amount of liability that could be reasonably possible with respect to these matters would have a material adverse affect on our financial results.
Note 9 — Related Party Transactions
Expenses Allocated from IAC
     Prior to Spin-Off, our operating expenses included allocations from IAC for accounting, treasury, legal, tax, corporate support, human resource functions and internal audit. Expenses allocated from IAC were $1.6 million for the three months ended March 31, 2005. We recorded the expense allocation from IAC in general and administrative expense in our consolidated statements of income.
     Additional allocations from IAC prior to the Spin-Off related to stock-based compensation expense attributable to our employees. Stock-based compensation expense allocated from IAC was $38.3 million for the three months ended March 31, 2005.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 1. Consolidated Financial Statements
CONTINUED
Interest Income from IAC
     The majority of the interest income recorded in our consolidated statements of income arose from intercompany receivable balances from IAC. The interest income from IAC ceased upon Spin-Off on August 9, 2005.
Relationship Between IAC and Expedia, Inc. after the Spin-Off
     In connection with the Spin-Off, we entered into various agreements with IAC, a related party due to common ownership, to provide for an orderly transition and to govern our ongoing relationships with IAC. These agreements include the following:
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
Commercial Agreements
     Since the Spin-Off, we have continued to work with some of IAC’s businesses pursuant to a variety of commercial relationships. These commercial agreements generally include (i) distribution agreements, pursuant to which certain subsidiaries of IAC distribute their respective products and services via arrangements with Expedia, and vice versa, (ii) services agreements, pursuant to which certain subsidiaries of IAC provide Expedia with various services and vice versa and (iii) office space lease agreements. The distribution agreements typically involve the payment of fees, usually on a fixed amount-per-transaction, revenue share or commission basis, from the party seeking distribution of the product or service to the party that is providing the distribution. During the three months ended March 31, 2006, we recorded income of $0.7 million from IAC, and recorded expense of $8.4 million to IAC. Amounts receivable from IAC, which are included in accounts and notes receivable, totaled $0.1 million at March 31, 2006, and $0.6 million at December 31, 2005. Amounts payable to IAC, which are included in accounts payable, trade, totaled $5.8 million at March 31, 2006, and $3.6 million at December 31, 2005.
Agreements with Microsoft Corporation
     We have various agreements with Microsoft Corporation (“Microsoft”), which is currently the beneficial owner of more than 5% of our outstanding common stock, including an agreement that maintains our presence as the provider of travel shopping services on MSN.com and several international MSN websites. Total expense incurred with respect to these agreements were $6.7 million and $3.9 million for the three months ended March 31, 2006 and 2005. Amounts payable related to these agreements was $3.3 million and $6.2 million as of March 31, 2006, and December 31, 2005.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 1. Consolidated Financial Statements
CONTINUED
     In November 1999, we were spun-off from Microsoft. In conjunction with that transaction, we entered into a tax allocation agreement under which we must pay Microsoft for a portion of the tax savings resulting from the exercise of certain stock options. We have recorded $36.3 million in other long-term liabilities on our consolidated balance sheets as of March 31, 2006, and December 31, 2005, related to this agreement. We will pay Microsoft this amount when we realize the tax savings on our tax return.
Note 10 — Segment Information
     Beginning with the first quarter of 2006, we have two reportable segments; North America and Europe. The change from a single reportable segment is a result of the reorganization of our business. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is “Operating Income Before Amortization” (defined below), which requires allocations of certain expenses to the segments. We base the allocations primarily on transaction volumes and other usage metrics. For certain expenses that we do not allocate to reportable segments such as partner services, worldwide product development, accounting, human resources and legal, we include them in Corporate and Other.
     The North America segment provides a full range of travel services to customers in the U.S., Canada and Mexico. This segment operates through a variety of brands including Hotels.com, Expedia.com, TripAdvisor.com and Hotwire.com. The Europe segment provides travel services primarily through localized Expedia websites in the United Kingdom, France, Germany, Italy and the Netherlands.
     Corporate and Other includes ECT, Expedia Asia Pacific and unallocated corporate functions and expenses. ECT provides travel products and services to corporate customers in North America and Europe. Expedia Asia Pacific provides online travel information and reservation services in Australia and People’s Republic of China. In addition, we record amortization of intangible assets and stock-based compensation expense in Corporate and Other.
     The following table presents our segment information for the three months ended March 31, 2006. We have not reported segment information for the three months ended March 31, 2005, as it is not practicable to do so. In addition, we do not currently allocate assets to our operating segments, nor do we report such information to our chief operating decision makers.

	Three months ended March 31,
	2006				2005
			Corporate and
	North America	Europe	Other	Total	Total
	(in thousands)
Revenue	$381,925	$86,167	$25,806	$493,898	$485,046

Operating Income Before Amortization	$151,369	$12,658	$(75,487)	$88,540	$136,722
Amortization of intangible assets	—	—	(30,171)	(30,171)	(31,665)
Stock-based compensation	—	—	(23,887)	(23,887)	(38,300)
Amortization of non-cash distribution and marketing	(8,240)	—	—	(8,240)	(432)

Operating income (loss)	$143,129	$12,658	$(129,545)	$26,242	$66,325

     In the above table, Operating Income Before Amortization and operating income for the North America and Europe reportable segments do not include the allocation of corporate expenses, which include functions such

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 1. Consolidated Financial Statements
CONTINUED
as partner services, worldwide product development, accounting, human resources and legal. We include these expenses in Corporate and Other.
Definition of Operating Income Before Amortization (“OIBA”)
     We provide OIBA as a supplemental measure to GAAP. We define OIBA as operating income plus: (1) amortization of non-cash distribution and marketing expense, (2) stock-based compensation expense, (3) amortization of intangibles and goodwill impairment, if applicable and (4) certain one-time items, if applicable.
     OIBA is our primary operating metric used by which management evaluates the performance of the business, on which internal budgets are based, and by which management is compensated. Management believes that investors should have access to the same set of tools that management uses to analyze our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the comparable GAAP measures, GAAP financial statements, and descriptions of the reconciling items and adjustments, to derive the non-GAAP measure. We present a reconciliation of this non-GAAP financial measure from GAAP to non-GAAP below.
     OIBA represents the combined operating results of Expedia, Inc.’s businesses, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of other non-cash expenses that may not be indicative of our core business operations. We believe this measure is useful to investors for the following reasons:
•	It corresponds more closely to the cash operating income generated from our core operations by excluding significant non-cash operating expenses.

•	It aids in forecasting and analyzing future operating income as stock-based compensation and non-cash distribution and marketing expenses are likely to decline significantly going forward.

•	It provides greater insight into management decision making at Expedia, as OIBA is our primary internal metric for evaluating the performance of our business.
     OIBA has certain limitations in that it does not take into account the impact to our consolidated statements of income of certain expenses, including stock-based compensation, non-cash payments to partners, acquisition-related accounting and certain one-time items. Due to the high variability and difficulty in predicting certain items that affect net income, such as tax rates, stock price and interest rates, we are unable to provide reconciliation to net income on a forward-looking basis without unreasonable efforts.
Reconciliation of OIBA to Operating Income and Net Income
     The following table presents a reconciliation of OIBA to operating income and net income for the three months ended March 31, 2006 and 2005:

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 1. Consolidated Financial Statements
CONTINUED

	Three months ended
	March 31,
	2006	2005
	(in thousands)
OIBA	$88,540	$136,722
Amortization of intangible assets	(30,171)	(31,665)
Stock-based compensation	(23,887)	(38,300)
Amortization of non-cash distribution and marketing	(8,240)	(432)

Operating Income	26,242	66,325

Interest income, net	1,703	9,799
Other, net	3,657	1,034
Provision for income taxes	(9,658)	(29,385)
Minority interest in losses of consolidated subsidiaries	1,391	256

Net Income	$23,335	$48,029

Note 11 — Subsequent Events
Put and Call Option Agreement
     In connection with our acquisition of ECT — Europe, we have a call and put option agreement in place to acquire the remaining shares held by the minority shareholders. In April 2006, the minority holders of ECT — Europe exercised their put right whereby they sold their remaining minority ownership interest to us in exchange for approximately $6.4 million in cash.
Share Repurchase
     In May 2006, our board of directors authorized a share repurchase program. Under this program, we are authorized to purchase up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchase program and purchases may be made in the open market, through block trades or other negotiated transactions.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006
Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation and do not intend to publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
     The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Our portfolio of brands includes: Expedia-branded websites, Hotels.com, Hotwire.com, Worldwide Travel Exchange and Interactive Affiliate Network, Classic Vacation, Expedia Corporate Travel (“ECT”), eLong and TripAdvisor. For additional information about our portfolio of brands, see the disclosure set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.
Trends
     The travel industry, which includes travel agencies and travel suppliers, has been characterized by rapid and significant change. The United States (“U.S.”) airline industry has experienced significant turmoil in recent years, with several of the largest airlines seeking the protection of Chapter 11 bankruptcy proceedings. The

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONTINUED
need to rationalize high fixed cost structures to better compete with low cost carriers offering no frills flights at discounted prices, as well as the pressure of high-priced jet fuel has caused the airlines to aggressively pursue cost reductions in every aspect of their operations. These cost reduction efforts include distribution costs, which the airlines have pursued by seeking to reduce travel agent commissions and overrides. The airlines are also pursuing reduced fees with the Global Distribution System (“GDS”) intermediaries as their contracts with the GDSs come up for renewal mid to late 2006. In addition, the U.S. airline industry has experienced increased load factors and ticket prices. These trends have affected our ability to obtain inventory in our agency and merchant air businesses and led to reduced discounts for merchant air tickets. These competitive forces have caused our air revenue per ticket to decline significantly since 2004; and, beginning with the fourth quarter of 2005, our worldwide air revenue has decreased year over year. Lastly, the airline carriers, which participate in the Expedia marketplace, have been reducing their domestic flight capacity, with lower cost carriers, most of which do not currently participate in the Expedia marketplace, replacing this capacity.
     The hotel sector has recently been characterized by robust demand and constrained supply, resulting in increasing occupancy rates and average daily rates (“ADR”). In 2005, the higher occupancy rates and increasing ADRs generally had a positive effect on our operations by contributing to growth in our merchant hotel revenue business. During the first quarter of 2006 our ADR growth was flat, contributing to lower merchant hotel revenue growth than we experienced in 2005.
     Increased usage and familiarity with the internet has driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, 29% of U.S. leisure and unmanaged travel expenditures occurred online in 2005, more than double the 14% rate in 2002. An estimated 14% of European travel was booked online in 2005, up from just 4% in 2002. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services over the last several years, with supplier growth outpacing online growth since 2002. Differentiation among the various website offerings have narrowed in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on a feature other than price.
Business Strategy
     We are in the early stages of leveraging our historic strength as an efficient transaction processor to become a retailer and merchandiser of travel experiences. Our business strategy to accomplish this is as follows:
     Leverage our portfolio of travel brands. We seek to appeal to the broadest possible range of travelers and suppliers through our collection of industry-leading travel brands. We target several different demographics, from the value-conscious traveler to luxury travelers seeking a high-touch, customized vacation package.
     Innovate on behalf of travelers and supplier partners. We have a long tradition of innovation, from Expedia.com’s inception as a division of Microsoft, to our introduction of more recent innovations. We will continue to aggressively innovate on behalf of our travelers and suppliers, including our current efforts in building a scaleable, extensible, service-oriented technology platform, which will extend across our portfolio of brands. We expect our worldwide points of sale to migrate to the new platform by early 2008.
     Expand our international and corporate travel businesses. We currently operate Expedia-branded sites in the U.S., Australia, Canada, France, Germany, Italy, the Netherlands and the United Kingdom. We intend to continue investing in and growing our existing international points of sale. We anticipate launching additional

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONTINUED
sites in new countries in the future where we find large travel markets and rapid growth of online commerce. ECT currently conducts operations in the U.S., Belgium, Canada, France, Luxembourg, the Netherlands and the United Kingdom. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe expanding our corporate travel business also increases our appeal to travel product and service suppliers, as the average corporate traveler has a higher incidence of first class and international travel than the average leisure traveler.
     Expand our product and service offerings worldwide. In general, through our websites, we offer the most comprehensive array of innovation and selection of travel products and services to travelers. We plan to continue improving and growing these offerings, as well as expanding them to our worldwide points of sale over time.
     Leverage our scale in technology and operations. We have invested over $3 billion in technology, operations, brand building, supplier integration and relationships, and other areas since the launch of Expedia.com in 1996. We intend to continue leveraging our substantial investment when launching operations in new countries, introducing site features, adding supplier products and services or adding value-added content for travelers.
Seasonality
     We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters of the year as travelers plan and book their spring, summer and holiday travel. The number of bookings decreases in the fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by a month or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because it requires that we use judgment and estimates in applying those policies. We prepared our consolidated financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States (“GAAP”). Preparation of the consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.
     There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:
•	It requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate, and

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONTINUED
•	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.
Stock-Based Compensation
     On January 1, 2006, we adopted the modified prospective method provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), and related guidance. Under SFAS 123(R), we continue to measure and amortize the fair value for all share-based payments consistent with our past practice under SFAS 123 and 148. Therefore, the adoption of SFAS 123(R) did not have a material impact on our financial position. The impact of the adoption of SFAS 123(R) on our results of operations and cash flows is discussed below.
     We have calculated an additional paid-in capital (“APIC”) pool pursuant to the provisions of SFAS 123(R). The APIC pool represents the excess tax benefits related to stock-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our consolidated statements of income. For the quarter ended March 31, 2006, we recorded tax deficiencies of $4.8 million against the APIC pool; as a result, such deficiencies did not affect our results of operations. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive earnings per share. The adoption of SFAS 123(R) did not have a material impact on our dilutive shares.
     Prior to our adoption of SFAS 123(R), we recorded cash retained as a result of tax benefit deductions relating to stock-based compensation in operating activities in our consolidated statements of cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option (“EITF 00-15”). SFAS 123(R) supersedes EITF 00-15, amends SFAS No. 95, Statement of Cash Flows, and requires that, upon adoption, we present the tax benefit deductions relating to excess stock-based compensation deductions as a financing activity in our consolidated statements of cash flows. For the three months ended March 31, 2006, we reported $0.8 million of tax benefit deductions as a financing activity that previously would have been reported as an operating activity.
     In accordance with SFAS 123(R), we measure stock-based compensation expense for equity awards at fair value and recognize compensation, net of estimated forfeitures, over the service period for awards expected to vest. In determining the estimated forfeiture rates, we periodically conduct an assessment of the actual number of equity awards that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating forfeitures, including the type of award, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.
     Performance-based RSUs vest upon achievement of certain company-based performance conditions. We assess whether it is probable that the performance targets will be achieved, and if assessed as probable, we determine the fair value of the performance-based award based on the fair value of our common stock at the date of grant. We record compensation expense for these awards over the estimated performance period, net of estimated forfeitures, using the accelerated method under Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONTINUED
Plans — an interpretation of Accounting Principles Board Opinion No. 15 and 25. Over the performance period, the number of shares of stock that will be issued is adjusted upward or downward based upon the probability of achievement of performance targets. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the performance targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
Operating Metrics
     Our operating results are affected by certain metrics that represent the selling activities generated by our travel products and services. As travelers have increased their use of the internet to book their travel arrangements, we have seen our gross bookings increase, reflecting the growth in the online travel industry and our business acquisitions. Gross bookings represent the total retail value of transactions processed by us recorded for both agency and merchant transactions at the time of booking. For example, gross bookings include the total price paid by travelers, including amounts paid to airlines, hotels, taxes, fees and other charges, and are generally not reduced for cancellations or traveler refunds.

	Three months ended March 31,
	2006	2005	% Change
	($ in thousands)

Gross bookings	$4,648,207	$4,086,078	14%
Revenue margin	10.6%	11.9%
     Gross bookings increased $562.1 million, or 14%, for the three months ended March 31, 2006, compared to the same period in 2005. For the three months ended March 31, 2006, domestic gross bookings increased 10% and international gross bookings increased 26%, compared to the same period in 2005. Our domestic gross bookings were negatively affected by a decrease in online traffic, particularly with our vacation package bookings.
     Revenue margin, which is defined as revenue as a percentage of gross bookings, decreased 125 basis points for the three months ended March 31, 2006, compared to the same period in 2005. For the three months ended March 31, 2006, revenue margin decreased 154 basis points in our domestic operations and 22 basis points in our international operations, compared to the same period in 2005. The decrease was primarily due to decreases in domestic hotel raw margins (defined as hotel net revenue as a percentage of hotel gross bookings) and decreases in domestic air revenue per ticket. The decrease in our domestic revenue margin was larger than we anticipated, which includes a decrease in the anticipated number of packages bookings, where we tend to have larger margins. In addition, average worldwide airfares increased 9% for the three months ended March 31, 2006, compared to the same period in 2005, which has the effect of increasing gross bookings without a corresponding increase in per ticket air revenue as our remuneration generally does not vary with the price of the ticket.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONTINUED
Results of Operations for the Three Months Ended March 31, 2006 and 2005
Reclassifications
     For the three months ended March 31, 2005, we reclassified stock-based compensation expense to the same operating expense line items as cash compensation paid to employees in accordance with the SEC Staff Accounting Bulletin No. 107.
Revenue

	Three months ended March 31,
	2006	2005	% Change
	($ in thousands)

Revenue	$493,898	$485,046	2%
     Revenue increased for the three months ended March 31, 2006, compared to the same period in 2005, primarily due to increases in worldwide merchant hotel business and advertising revenue, partially offset by decreases in our worldwide agency air business. Domestic revenue decreased by 4% and international revenue increased by 24% for the three months ended March 31, 2006, compared to the same period in 2005.
     For the three months ended March 31, 2006, our domestic revenue was primarily affected by a decrease in online traffic to our Expedia.com website.
     Worldwide merchant hotel revenue increased 3% for the three months ended March 31, 2006, compared to the same period in 2005. The increase was primarily due to an 11% increase in room nights stayed, including rooms delivered as a component of vacation packages. Revenue per room night decreased 7%. The decrease in revenue per room night was primarily due to a contraction in hotel raw margin. Average daily rates for the three months ended March 31, 2006, were flat compared to the same period in 2005, primarily due to an increased mix of value-priced hotels and foreign exchange impact on international room bookings.
     Worldwide air revenue decreased 7% for the three months ended March 31, 2006, compared to the same period in 2005, primarily due to continued challenges in obtaining air inventory in both our agency and merchant air businesses due to record industry load factors and the continued reduction in domestic capacity of carriers participating in our marketplace. The lower availability of merchant air inventory also affects our packages revenue, which was flat for the three months ended March 31, 2006, compared to the same period in 2005. Air tickets sold increased 3%, but the revenue per ticket decreased by 9% as airlines continued to exert downward pressure on their commission payments to agencies.
     Other revenue, which includes destination services, cruise and car rental, increased by 10% for the three months ended March 31, 2006, compared to the same period in 2005, primarily due to acquisitions.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONTINUED
Cost of Revenue and Gross Profit

	Three months ended March 31,
	2006	2005	% Change
	($ in thousands)

Cost of revenue	$119,314	$114,103	5%
% of revenue	24%	24%

Gross profit	$374,584	$370,943	1%
% of revenue	76%	76%
     Cost of revenue increased for the three months ended March 31, 2006, compared to the same period in 2005, primarily due to increased investment in our data centers and travel service operations and lower gross margin associated with our acquisition of a destination service provider, which records ticketing revenue on a gross basis.
     Gross profit increased for the three months ended March 31, 2006, compared to the same period in 2005, primarily due to an increase in revenue, while gross margin decreased by 63 basis points primarily due to increased costs at our data centers and our traveler service operations and the acquisition of the destination service provider in February 2005, which records its revenue on a gross basis.
Selling and Marketing

	Three months ended March 31,
	2006	2005	% Change
	($ in thousands)

Selling and marketing	$201,026	$179,590	12%
% of revenue	41%	37%
     Selling and marketing increased for the three months ended March 31, 2006, compared to the same period in 2005, primarily due to growth in personnel-related expenses and increase in brand advertising spend. In addition, we continue to increase our selling and marketing spending in our international businesses, which contributed to higher expenses. Selling and marketing as a percentage of revenue increased for the three months ended March 31, 2006, compared to the same period in 2005 due to increased personnel-related expenses, less efficient brand advertising spend and lower portal and affiliate traffic.
     While we remain focused on optimizing the efficiency of our various selling and marketing channels, we expect the absolute amounts spent in selling and marketing to increase over time due to continued expansion of our international businesses, inflation in search-related and other traffic acquisition vehicles, lower marketing efficiencies, and increased fixed costs associated with the increase in staffing in our market management area. We expect selling and marketing expense to continue to increase as a percentage of revenue as we continue to support and invest in our portfolio of brands.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONTINUED
General and Administrative

	Three months ended March 31,
	2006	2005	% Change
	($ in thousands)

General and administrative	$73,361	$56,939	29%
% of revenue	15%	12%
     General and administrative expense increased for the three months ended March 31, 2006, compared to the same period in 2005, primarily due to acquisitions, an increase in our use of professional services and costs to build our executive teams and supporting staff levels, largely in connection with being a stand-alone public company. We expect year over year general and administrative expense growth to slow down in the second half of 2006.
Technology and Content

	Three months ended March 31,
	2006	2005	% Change
	($ in thousands)

Technology and content	$35,544	$35,992	(1%)
% of revenue	7%	7%
     Technology and content was flat for the three months ended March 31, 2006, compared to the same period in 2005. Stock-based compensation expense included in technology and content decreased by $3.9 million in the three months ended March 31, 2006, compared to the same period in 2005, primarily due to a decrease in expense related to stock options that are completing their vesting cycles, partially offset with amortization from RSUs. This decrease was offset by an increase of $3.5 million in other technology and content expenses during the same period.
     Given the increasing complexity of our business, geographic expansion, initiatives in corporate travel, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent on technology and content expenses to increase over time. In addition, we expect the percentage of technology and content expense to revenue to increase in 2006 to support our technology platform, data warehouse and other initiatives.
Amortization of Intangible Assets

	Three months ended March 31,
	2006	2005	% Change
	($ in thousands)

Amortization of intangible assets	$30,171	$31,665	(5%)
% of revenue	6%	7%
     Amortization of intangibles expense decreased for the three months ended March 31, 2006, compared to the same period in 2005, because the amortization of intangibles related to new business acquisitions was more than offset by the decrease in amortization related to intangibles that were fully amortized.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONTINUED
Amortization of Non-Cash Distribution and Marketing

	Three months ended March 31,
	2006	2005	% Change
	($ in thousands)

Amortization of non-cash distribution and marketing	$8,240	$432	1,807%
% of revenue	2%	0%
     Amortization of non-cash distribution and marketing increased for the three months ended March 31, 2006, compared to the same period in 2005, due to an increase in advertising. The amortization of non-cash distribution and marketing relates to the media time we received from IAC in conjunction with the Spin-Off, with a value of $17.1 million. As of March 31, 2006, we have approximately $1.4 million of media time remaining that we anticipate will be substantially utilized in 2006.
Operating Income

	Three months ended March 31,
	2006	2005	% Change
	($ in thousands)

Operating income	$26,242	$66,325	(60%)
% of revenue	5%	14%
     Operating income decreased for the three months ended March 31, 2006, compared to the same period in 2005, primarily due to an increase in selling and marketing, general and administrative and amortization of non-cash distribution and marketing expense, partially offset by an increase in revenue.
Operating Income Before Amortization (“OIBA”)

	Three months ended March 31,
	2006	2005	% Change
	($ in thousands)

OIBA	$88,540	$136,722	(35%)
% of revenue	18%	28%
     OIBA decreased for the three months ended March 31, 2006, compared to the same period in 2005, primarily due to relatively flat revenue growth combined with increased selling and marketing expense and general and administrative expense. As a result of increased selling and marketing as well as general and administrative expense, and reduced expectations for revenue growth, we expect OIBA for the year to decrease relative to 2005.
Definition of OIBA
     We provide OIBA as a supplemental measure to GAAP. We define OIBA as operating income plus: (1) amortization of non-cash distribution and marketing expense (2) stock-based compensation expense, (3) amortization of intangible assets and goodwill impairment, if applicable and (4) certain one-time items, if applicable.
     OIBA is our primary operating metric used by which management evaluates the performance of the business, on which internal budgets are based, and by which management is compensated. Management

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONTINUED
believes that investors should have access to the same set of tools that management uses to analyze our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the comparable GAAP measures, GAAP financial statements, and descriptions of the reconciling items and adjustments, to derive the non-GAAP measure. We present a reconciliation of this non-GAAP financial measure from GAAP to non-GAAP below.
     OIBA represents the combined operating results of Expedia, Inc.’s businesses, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of other non-cash expenses that may not be indicative of our core business operations. We believe this measure is useful to investors for the following reasons:
•	It corresponds more closely to the cash operating income generated from our core operations by excluding significant non-cash operating expenses.

•	It aids in forecasting and analyzing future operating income as stock-based compensation and non-cash distribution and marketing expenses are likely to decline significantly going forward.

•	It provides greater insight into management decision making at Expedia, as OIBA is our primary internal metric for evaluating the performance of our business.
     OIBA has certain limitations in that it does not take into account the impact to our consolidated statements of income of certain expenses, including stock-based compensation, non-cash payments to partners, acquisition-related accounting and certain one-time items. Due to the high variability and difficulty in predicting certain items that affect net income, such as tax rates, stock price and interest rates, we are unable to provide reconciliation to net income on a forward-looking basis without unreasonable efforts.
Reconciliation of OIBA to Operating Income and Net Income
     The following table presents a reconciliation of OIBA to operating income and net income for the three months ended March 31, 2006 and 2005:

	Three months ended
	March 31,
	2006	2005
	(in thousands)
OIBA	$88,540	$136,722
Amortization of intangible assets	(30,171)	(31,665)
Stock-based compensation	(23,887)	(38,300)
Amortization of non-cash distribution and marketing	(8,240)	(432)

Operating Income	26,242	66,325

Interest income, net	1,703	9,799
Other, net	3,657	1,034
Provision for income taxes	(9,658)	(29,385)
Minority interest in losses of consolidated subsidiaries	1,391	256

Net Income	$23,335	$48,029

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONTINUED
Interest Income, Net

	Three months ended March 31,
	2006	2005	% Change
	($ in thousands)

Interest income, net:
Interest income from IAC/InterActiveCorp	$—	$7,668	(100%)
Other interest income, net	1,703	2,131	(20%)

Interest income, net	$1,703	$9,799	(83%)
% of revenue	0%	2%
     Interest income, net decreased for the three months ended March 31, 2006, compared to the same period in 2005, due to the decrease in our intercompany receivable balances with IAC. Prior to the Spin-Off, the intercompany receivable balances were subject to a cash management arrangement with IAC. Because we extinguished our intercompany receivable balances with IAC at Spin-Off with a non-cash distribution to IAC, we expect our interest income to decrease significantly in 2006. For the three months ended March 31, 2006, other interest income, net includes interest income of $3.6 million, offset by interest expense of $1.9 million related to short-term borrowings on our revolving credit facility.
Other, Net

	Three months ended March 31,
	2006	2005	% Change
	($ in thousands)

Other, net	$3,657	$1,034	254%
% of revenue	1%	0%
     Other, net increased for the three months ended March 31, 2006, compared to the same period in 2005, primarily due to a net unrealized gain of $4.3 million in the fair value of derivative instruments related to the Ask Jeeves Notes and certain stock warrants, partially offset by losses from the fluctuation of foreign exchange rates.
Provision for Income Taxes

	Three months ended March 31,
	2006	2005	% Change
	($ in thousands)

Provision for income taxes	$9,658	$29,385	(67%)
% of revenue	2%	6%
     We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.
     Our effective tax rate was 30.6% for the three months ended March 31, 2006, which is lower than the 35% statutory rate primarily due to the disallowance for tax purposes of the mark-to-market gain and loss related to our derivative instruments and adjustments related to stock-based compensation expense.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONTINUED
     Our effective tax rate of 38.1% for the three months ended March 31, 2005, which was higher than the 35% statutory rate, was primarily due to state taxes and non-deductible transaction expenses related to the Spin-Off from IAC.
Segment Operating Results
     Beginning with the first quarter of 2006, we have two reportable segments; North America and Europe. The change from a single reportable segment is a result of the reorganization of our business. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is OIBA (defined above). For additional information about our segment results, see Note 10, Segment Information.
Financial Position, Liquidity and Capital Resources
Sources and Uses of Cash
     In July 2005, we entered into a $1.0 billion revolving credit facility. As of December 31, 2005, we had $230.0 million outstanding under the revolving credit facility, which we fully repaid during the quarter ended March 31, 2006. As of March 31, 2006, we had outstanding stand-by letters of credit of $50.1 million, which leaves us with $949.9 million available to use under the revolving credit facility. As of March 31, 2006, and December 31, 2005, we were in compliance with all related financial covenants.
     In May 2006, our board of directors authorized a share repurchase program. Under the repurchase program, we are authorized to purchase up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchase program and purchases may be made in the open market, through block trades or other negotiated transactions.
     In the merchant business, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our suppliers related to these bookings approximately one week after completing the booking for air travel and, for all other merchant bookings, after the travelers’ use and the subsequent billing from the supplier. Therefore, especially for the hotel business, which represents the majority of our merchant bookings, there is generally some time from the receipt of the cash from the traveler to the payment to the suppliers.
     As long as the merchant hotel business continues to grow, as it has historically, and our business model does not change, we expect that the change in working capital will continue to be positive. If this business declines or if the model changes, our working capital could be negatively affected. As of March 31, 2006, and December 31, 2005, we had a working capital deficit of $734.0 million and $848.0 million. This deficit resulted from $2.5 billion of net intercompany receivable balances we extinguished through a non-cash distribution to IAC upon our Spin-Off on August 9, 2005.
     Seasonal fluctuations in our merchant bookings affect our cash flows. During the first half of the year, hotel bookings have traditionally exceeded payment for stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern typically reverses. While we expect the impact of seasonal fluctuations to continue, changes in the rate of growth of merchant bookings may affect working capital, which might counteract or intensify the anticipated seasonal fluctuations.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONTINUED
     We anticipate continued investment in the development and expansion of our operations. These investments include but are not limited to improvements to infrastructure, which include our continued efforts in building a scaleable, extensible, service-oriented technology platform that will extend across our portfolio of brands. We expect our worldwide points of sale to migrate to the new platform in 2008. Our future capital requirements may include capital needs for acquisitions, legal risks and to support our business strategy. In the event we have acquisitions, this may reduce our cash balance and increase our debt. Legal risks and challenges to our business strategy may also negatively affect our cash balance.
     In our opinion, available cash, funds from operations and available borrowings, in the form of the revolving credit facility, will provide sufficient capital resources to meet our foreseeable liquidity needs.
Cash Flows
     For the three months ended March 31, 2006, compared to the same period in 2005, net cash provided by operating activities decreased by $44.1 million, to $453.6 million. This decrease was primarily due to a decrease in cash flows from operating income. In addition, we made tax payments of $30.9 million, an increase of $17.2 million, reducing cash provided by operations. Cash used in investing activities decreased by $318.2 million primarily due to the absence of transfers to IAC of $333.8 million the three months ended March 31, 2006, and changes in the amount of cash acquired in acquisitions. Cash used in financing activities increased due to the repayment of $230.0 million of short-term borrowings during the three months ended March 31, 2006.
Contractual Obligations and Commercial Commitments
     There have been no material changes to our contractual obligations and commercial commitments since December 31, 2005. Other than our contractual obligations and commercial commitments, including derivatives, we did not have any off-balance sheet arrangements as of March 31, 2006, or December 31, 2005.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
     Market risk is the potential loss from adverse changes in interest rates, foreign exchange rates and market prices. Our exposure to market risk includes our revolving credit facility, derivative instruments, marketable and debt securities, and accounts payable, merchant and deferred merchant bookings denominated in foreign currencies. We manage our exposure to these risks through established policies and procedures. Our objective is to mitigate potential income statement, cash flow and market exposures from changes in interest and foreign exchange rates.
Interest Rate Risk
     In July 2005, we entered into a $1.0 billion revolving credit facility. The revolving credit facility bears interest based on our financial leverage and as of March 31, 2006, was equal to LIBOR plus 0.50%. As a result, we may be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility.
     As of December 31, 2005, we had $230.0 million outstanding under the revolving credit facility, which we fully repaid during the quarter ended March 31, 2006. We did not experience any significant impact from changes in interest rate for the three months ended March 31, 2006 or 2005.
Foreign Exchange Risk
     We conduct business in certain international markets, primarily in Australia, Canada, People’s Republic of China and the European Union. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates. Our primary exposure to foreign currency risk relates to transacting in foreign currency and recording the activity in U.S. dollars. We mitigate this exposure by maintaining natural hedges between our current assets and current liabilities denominated in foreign currency. Changes in exchange rates between the U.S. dollar and these other currencies result in transaction gains or losses, which we recognize in our consolidated statements of income.
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
Equity Price Risk
     We do not maintain any investments in equity securities as part of our marketable securities investment strategy. Our equity price risk relates to fluctuation in our stock price, which affects our derivative liabilities

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
CONTINUED
related to the Ask Jeeves Notes. We base the fair value of these derivative instruments on the changes in the market price of our common stock.
     During the three months ended March 31, 2006, certain of these notes were converted at fair value for approximately $64.5 million of common stock, or 2.6 million shares. As additional notes are converted the value of the derivative liability will be reduced and our equity price risk will decrease accordingly. The conversion of the Ask Jeeves Notes during the three months ended March 31, 2006, reduced our obligation to issue our common stock from 4.3 million shares as of December 31, 2005, to 1.7 million shares as of March 31, 2006.
     As of March 31, 2006, each $1.00 fluctuation in our common stock will result in approximately $1.7 million change in the aggregate fair value of our Ask Jeeves Notes derivative liability. An increase in our common stock price will result in a charge to our consolidated statements of income and visa versa for a decrease in our common stock price. The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation ceases.
     For additional information about the Ask Jeeves Notes, see Note 4, Derivative Instruments.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part I. Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chairman and Senior Executive, Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act).
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

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part II. Item 1. Legal Proceedings
     In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. There were no material developments to legal proceedings in which Expedia or its subsidiaries are a party in the quarterly period covered by this report. A discussion of certain legal proceedings can be found in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2005. The following additional cases were filed during the quarter ended March 31, 2006:
     Orange County, Florida Litigation. On March 13, 2006, Orange County, FL filed an action in state court against a number of Internet travel companies, including, Hotels.com, Hotwire and Expedia and that matter was removed to federal court on April 13, 2006. Orange County v. Hotels.com, et al., No. 6:06-cv-00504-GKS-JGG (United States District Court, Middle District of Florida). The lawsuit seeks a declaratory judgment regarding plaintiff’s power, privilege and right to audit the defendants regarding a Florida Tourist Development Tax and to assess and collect certain taxes against defendants.
     City of Charleston, South Carolina Litigation. On March 26, 2006, the city of Charleston, SC filed an action in state court against a number of Internet travel companies, including, Hotels.com, Hotwire and Expedia. City of Charleston v. Hotels.com, et al., No. 2006-CP-10, (State of South Carolina, Court of Common Pleas.) The complaint alleges that defendants are subject to hotel occupancy taxes and asserts claims for conversion, imposition of a constructive trust and a demand for accounting.
     City of Atlanta, Georgia Litigation. On March 29, 2006, the city of Atlanta, GA filed an action in state court against a number of Internet travel companies, including Hotels.com, Hotwire and Expedia. City of Atlanta v. Hotels.com, et al., No. 2006-CV-114732, (Superior Court of Fulton County, Georgia). The complaint alleges that the defendants are subject to the hotel occupancy taxes and asserts claims for conversion, unjust enrichment, imposition of constructive trust, declaratory judgment and a demand of equitable accounting.
     The Company believes that the claims in all of these litigations lack merit and will continue to defend vigorously against them.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part II. Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part II. Item 5. Other Information
     In connection with Mark Gunning’s resignation as Executive Vice President and Chief Financial Officer effective May 15, 2006, Mr. Gunning and the Company have agreed to enter into a Separation Agreement, pursuant to which the vesting of 4,509 RSUs held by Mr. Gunning (with an estimated value of $65,400 based on the closing price of $14.51 on May 12, 2006, and which were scheduled to vest July 14, 2006) will be accelerated and be fully vested as of termination of his employment. The Company shall have no further obligation to make payments to Mr. Gunning under the Separation Agreement or Mr. Gunning’s Employment Agreement after May 15, 2006.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Part II. Item 6. Exhibits
     The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Description

2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005 (4)

3.1	Amended and Restated Certificate of Incorporation of Expedia, Inc. (1)

3.2	Series A Cumulative Convertible Preferred Stock Certificate of Designation (1)

3.3	Amended and Restated Bylaws of Expedia, Inc. (1)

4.1	Specimen Expedia, Inc. Common Stock Certificate (2)

4.2
Equity Warrant Agreement for Warrants to Purchase up to 14,590,514 Shares of Common Stock expiring February 4, 2009, by and between Expedia, Inc. and The Bank of New York, dated as of August 9, 2005 (3)

4.3	Stockholder Equity Warrant Agreement for Warrants to Purchase up to 11,450,182 Shares of Common Stock, by and between Expedia, Inc. and Mellon Investor Services LLC, dated as of August 9, 2005 (3)

4.4	Optionholder Equity Warrant Agreement for Warrants to Purchase up to 1,558,651 Shares of Common Stock, by and between Expedia, Inc. and Investor Services LLC, dated as of August 9, 2005 (3)

31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Expedia, Inc.’s Current Report on Form 8-K dated as of August 15, 2005.

(2)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form S-4 (File No. 333-124303-01), filed on June 13, 2005, as amended.

(3)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form 8-A12G, filed on July 19, 2005, as amended.

(4)	Incorporated by reference to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2005.

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2006

Signature
     Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 12, 2006	Expedia, Inc.
	By:	/s/ MARK S. GUNNING
Mark S. Gunning
Executive Vice President and Chief Financial Officer