Form 10-Q
period 2006-06-30
Expedia, Inc.
filed 2006-08-11
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
(425) 679-7200
(Registrant’s telephone number, including area code)
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑
      The number of shares outstanding of each of the registrant’s classes of common stock as of July 31, 2006 was:

Common stock, $0.001 par value per share	304,611,704 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

EXPEDIA, INC.
Form 10-Q
For the Quarter Ended June 30, 2006

Part I. Item 1. Consolidated Financial Statements
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenue	$598,458	$555,007	$1,092,356	$1,040,053
Cost of revenue(1)	128,449	129,484	247,763	243,587

Gross profit	470,009	425,523	844,593	796,466
Operating expenses:
Selling and marketing(1)	198,666	192,613	399,692	372,203
General and administrative(1)	71,053	66,111	144,414	123,050
Technology and content(1)	33,288	35,152	68,832	71,144
Amortization of intangible assets	30,120	31,783	60,291	63,448
Amortization of non-cash distribution and marketing	627	3,485	8,867	3,917

Operating income	136,255	96,379	162,497	162,704
Other income:
Interest income, net:
Interest income from IAC/ InterActiveCorp	—	17,105	—	24,773
Other interest income, net	6,559	2,607	8,262	4,738
Other, net	10,466	3,476	14,123	4,510

Total other income, net	17,025	23,188	22,385	34,021

Income before income taxes and minority interest	153,280	119,567	184,882	196,725
Provision for income taxes	(56,158)	(45,484)	(65,816)	(74,869)
Minority interest in earnings of consolidated subsidiaries, net	(1,640)	(651)	(249)	(395)

Net income	$95,482	$73,432	$118,817	$121,461

Net earnings per share available to common stockholders:
Basic	$0.28	$0.22	$0.34	$0.36
Diluted	0.27	0.22	0.33	0.36
Shares used in computing earnings per share:
Basic	346,014	335,540	345,896	335,540
Diluted	359,090	340,549	362,130	340,549

(1) Includes stock-based compensation as follows:
Cost of revenue	$1,586	$5,265	$4,811	$11,185
Selling and marketing	3,446	7,362	8,697	15,451
General and administrative	8,753	21,110	18,440	35,736
Technology and content	3,436	8,871	9,160	18,536

Total stock-based compensation	$17,221	$42,608	$41,108	$80,908

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$643,341	$297,416
Restricted cash and cash equivalents	20,623	23,585
Accounts and notes receivable, net of allowance of $3,474 and $3,914	202,913	174,019
Deferred income taxes, net	15,551	—
Prepaid merchant bookings	68,994	30,655
Prepaid expenses and other current assets	67,740	64,569

Total current assets	1,019,162	590,244
Property and equipment, net	104,344	90,984
Long-term investments and other assets	49,262	39,431
Intangible assets, net	1,117,046	1,176,503
Goodwill	5,860,166	5,859,730

TOTAL ASSETS	$8,149,980	$7,756,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$627,041	$534,882
Accounts payable, trade	111,628	107,580
Short-term borrowings	93	230,755
Deferred merchant bookings	825,729	406,948
Deferred revenue	12,580	7,068
Income taxes payable	75,796	43,405
Deferred income taxes, net	—	3,178
Other current liabilities	161,179	104,409

Total current liabilities	1,814,046	1,438,225
Deferred income taxes, net	375,671	368,880
Derivative liabilities	34,067	105,827
Other long-term liabilities	39,792	38,423
Minority interest	58,847	71,774
Commitments and contingencies
Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000,000
Series A shares issued and outstanding: 846 and 846
Common stock $.001 par value	327	323
Authorized shares: 1,600,000,000
Shares issued: 326,700,252 and 323,184,577
Shares outstanding: 314,097,674 and 321,979,486
Class B common stock $.001 par value	26	26
Authorized shares: 400,000,000
Shares issued and outstanding: 25,599,998 and 25,599,998
Additional paid-in capital	5,829,411	5,695,498
Treasury stock — Common stock, at cost	(185,779)	(25,464)
Shares: 12,602,578 and 1,205,091
Retained earnings	183,795	64,978
Accumulated other comprehensive loss	(223)	(1,598)

Total stockholders’ equity	5,827,557	5,733,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,149,980	$7,756,892

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
(In thousands, except share data)
(Unaudited)

					Class B					Accumulated
	Preferred Stock		Common Stock		Common Stock		Additional			Other
							Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Loss	Total

Balance as of December 31, 2005	846	$—	323,184,577	$323	25,599,998	$26	$5,695,498	$(25,464)	$64,978	$(1,598)	$5,733,763
Comprehensive income:
Net income									118,817		118,817
Net loss on derivative contracts										(4,209)	(4,209)
Currency translation adjustment										5,584	5,584

Total comprehensive income											120,192

Release of derivative liability							71,583				71,583
Proceeds from exercise of equity instruments			3,515,675	4			23,753				23,757
Tax deficiencies on equity awards and other, net							(5,004)				(5,004)
Treasury stock activity related to exercise of equity instruments								(6,488)			(6,488)
Common stock repurchases								(153,827)			(153,827)
Modification of cash-based equity awards							2,930				2,930
Stock-based compensation expense							40,651				40,651

Balance as of June 30, 2006	846	$—	326,700,252	$327	25,599,998	$26	$5,829,411	$(185,779)	$183,795	$(223)	$5,827,557

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2006	2005

Operating activities:
Net income	$118,817	$121,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,673	23,505
Amortization of intangible assets, non-cash distribution and marketing, and stock-based compensation	110,266	148,273
Deferred income taxes	(5,595)	23,086
Unrealized gain on derivative instruments, net	(12,212)	—
Equity in (earnings) losses of unconsolidated affiliates	(586)	795
Minority interest in earnings of consolidated subsidiaries, net	249	395
Other	479	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(26,514)	(48,605)
Prepaid merchant bookings and prepaid expenses	(51,314)	(60,230)
Accounts payable, trade and other current liabilities	50,854	60,634
Accounts payable, merchant	91,263	123,142
Deferred merchant bookings	418,720	388,907
Deferred revenue	5,503	2,121
Other, net	—	(34)

Net cash provided by operating activities	722,603	783,450

Investing activities:
Acquisitions, net of cash acquired	(4,891)	13,579
Capital expenditures	(34,029)	(26,010)
Proceeds from sale of marketable securities	—	1,000
Increase in long-term investments and deposits	(1,632)	(2,393)
Transfers to IAC/ InterActiveCorp, net	—	(560,768)
Other, net	—	161

Net cash used in investing activities	(40,552)	(574,431)

Financing activities:
Repayment of short-term borrowings	(230,668)	—
Changes in restricted cash and cash equivalents	(4,479)	(32,595)
Proceeds from exercise of equity awards	23,938	555
Excess tax benefit on equity awards	781	—
Treasury stock activity	(127,195)	—
Contributions from IAC/ InterActiveCorp, net	—	5,769
Other, net	—	5,360

Net cash used in financing activities	(337,623)	(20,911)

Effect of exchange rate changes on cash and cash equivalents	1,497	(907)

Net increase in cash and cash equivalents	345,925	187,201
Cash and cash equivalents at beginning of period	297,416	141,668

Cash and cash equivalents at end of period	$643,341	$328,869

Supplemental Cash Flow Information
Cash paid for interest	$2,700	$—
Income tax payments, net	33,055	3,746
See accompanying notes.

Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)
Note 1 — Basis of Presentation

Description of Business
      Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States (“U.S.”) and abroad. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com and Hotels.com (as well as related international websites), Hotwire.com, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations, Expedia Corporate Travel (“ECT”), eLong and TripAdvisor. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these unaudited consolidated financial statements.
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
      We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. In our opinion, we have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission (“SEC”).

Accounting Estimates
      We use estimates and assumptions in the preparation of our interim unaudited consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our interim unaudited consolidated financial statements. These estimates and assumptions also affect the reported amount of net income during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our interim unaudited consolidated financial statements include revenue

Notes to Consolidated Financial Statements — (Continued)
recognition, accounting for merchant payables, recoverability of long-lived and intangible assets and goodwill, income taxes, occupancy tax, stock-based compensation and accounting for derivative instruments.

Reclassifications
      We have reclassified prior period financial statements to conform to the current period presentation.
      In our consolidated statements of income for the three and six months ended June 30, 2005, we reclassified stock-based compensation expense to the same operating expense line items as cash compensation paid to employees in accordance with the SEC Staff Accounting Bulletin No. 107 (“SAB 107”). Our adoption of SAB 107 did not have a material impact on our financial position, results of operations or cash flows.
      In our consolidated statements of cash flows for the six months ended June 30, 2005, we reclassified $560.8 million of transfers to IAC from financing activities to investing activities, and we reclassified $13.3 million of changes in restricted cash and cash equivalents to financing activities.
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
Note 2 — Summary of Significant Accounting Policies

Stock-Based Compensation
      Beginning on January 1, 2006, we account for stock-based compensation under the modified prospective method provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), and related guidance. Under SFAS 123(R), we continue to measure and amortize the fair value for all share-based payments consistent with our past practice under SFAS 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As a result, the adoption of SFAS 123(R) did not have a material impact on our financial position.
      We measure and amortize the fair value of restricted stock units, stock options and warrants as follows:
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
      Performance-based RSUs vest upon achievement of certain company-based performance conditions. On the date of grant, we assess whether it is probable that the performance targets will be achieved, and if assessed as probable, we determine the fair value of the performance-based award based on the fair value of

Notes to Consolidated Financial Statements — (Continued)
our common stock at that time. We record compensation expense for these awards over the estimated performance period using the accelerated method under Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — an interpretation of Accounting Principles Board Opinion No. 15 and 25. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.
      Stock Options and Warrants.      We measure the value of stock options and warrants issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using the Black-Scholes option valuation model. We amortize the fair value, net of estimated forfeitures, over the remaining vesting term on a straight-line basis.
      Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. In determining the estimated forfeiture rates for stock-based awards, we periodically conduct an assessment of the actual number of equity awards that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.
      We have calculated an additional paid-in capital (“APIC”) pool pursuant to the provisions of SFAS 123(R). The APIC pool represents the excess tax benefits related to stock-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our consolidated statements of income. For the three and six months ended June 30, 2006, we recorded tax deficiencies of $2.3 million and $7.1 million against the APIC pool; as a result, such deficiencies did not affect our results of operations. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive earnings per share. The adoption of SFAS 123(R) did not have a material impact on our dilutive shares.
      Prior to our adoption of SFAS 123(R), we recorded cash retained as a result of tax benefit deductions relating to stock-based compensation in operating activities in our consolidated statements of cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option (“EITF 00-15”). SFAS 123(R) supersedes EITF 00-15, amends SFAS No. 95, Statement of Cash Flows, and requires that, upon adoption, we present the tax benefit deductions relating to excess stock-based compensation deductions as a financing activity in our consolidated statements of cash flows. For the six months ended June 30, 2006, we reported $0.8 million of tax benefit deductions as a financing activity that previously would have been reported as an operating activity.

Marketing Promotions
      We periodically provide incentive offers to our customers to encourage booking of travel products and services. We record these incentive offers in accordance with EITF No. 01-9, Accounting for Consideration

Notes to Consolidated Financial Statements — (Continued)
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

New Accounting Pronouncement
      In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes guidance related to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact, if any, of this interpretation on our results from operations, financial position or cash flows.
Note 3 — Short-Term Borrowings
      In July 2005, we entered into a $1.0 billion five-year unsecured revolving credit facility with a group of lenders, which was effective as of the Spin-Off, and is unconditionally guaranteed by certain Expedia subsidiaries. The facility bears interest based on our financial leverage, which as of June 30, 2006, was equal to LIBOR plus 0.50%. The facility also contains financial covenants consisting of a leverage ratio and a minimum net worth requirement. As of June 30, 2006, and December 31, 2005, we were in compliance with all financial covenants.
      The amount of stand-by letters of credit issued under the facility reduces the amount available to us. As of June 30, 2006, and December 31, 2005, there was $49.2 million and $53.2 million of outstanding stand-by letters of credit issued under the facility. As of December 31, 2005, we had $230.0 million outstanding under the facility, which we fully repaid during the quarter ended March 31, 2006. As of June 30, 2006, there was no amount outstanding under the facility.

Notes to Consolidated Financial Statements — (Continued)
Note 4 — Derivative Instruments
      The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date. Components of our derivative liabilities balance are as follows:

	June 30, 2006	December 31, 2005

	(In thousands)
Ask Jeeves Convertible Subordinated Notes	$21,100	$104,800
Cross-currency swaps and other	12,967	1,027

	$34,067	$105,827

      As a result of the Spin-Off, we assumed certain obligations to IAC related to IAC’s Ask Jeeves Convertible Subordinated Notes (“Ask Jeeves Notes”). In 2006, certain of these notes were converted and we released approximately 3.0 million shares of our common stock from escrow with a fair value of $71.6 million to satisfy the conversion requirements. For the three and six months ended June 30, 2006, we recorded in other income a net unrealized gain of $8.0 million and $12.1 million related to the derivative liability on the outstanding Ask Jeeves Notes. As of June 30, 2006, we estimate that we could be required to release from escrow up to 1.3 million shares of our common stock (or pay cash in equal value, in lieu of issuing such shares). The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation ceases.
      We entered into cross-currency swaps to hedge against the change in value of certain intercompany loans denominated in currencies other than the lending subsidiaries’ functional currencies. These swaps have been designated as cash flow hedges and are re-measured at fair value each reporting period.
Note 5 — Stock-Based Awards and Other Equity Instruments
      Our 2005 Stock and Annual Incentive Plan provides for grants of restricted stock, restricted stock awards (“RSA”), RSUs, stock options, and other stock-based awards to directors, officers, employees and consultants. As of June 30, 2006, we had approximately 7.8 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.
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
      We have fully vested stock warrants with expiration dates through February 2012 outstanding, certain of which trade on the NASDAQ under the symbols “EXPEW” and “EXPEZ.” Each stock warrant is exercisable for a certain number of shares of our common stock or a fraction thereof. As of June 30, 2006, and December 31, 2005, we had approximately 58.5 million warrants outstanding with a weighted average exercise price of $22.33, which if exercised in full would entitle holders to acquire 34.6 million of our common shares.

Notes to Consolidated Financial Statements — (Continued)
      As of June 30, 2006, we had approximately 7.6 million RSUs and approximately 0.1 million RSAs outstanding. The following table presents a summary of these awards from December 31, 2005, through June 30, 2006:

		Weighted Average
		Grant-Date Fair
	RSU and RSA	Value

	(In thousands)
Beginning balance as of December 31, 2005	5,765	$24.08
Granted	3,956	18.21
Vested and released	(1,081)	24.69
Cancelled	(986)	23.88

Ending balance as of June 30, 2006	7,654	21.21

      During the three months ended March 31, 2006, we granted approximately one million performance-based RSUs for the first time to certain senior executives. In order for these awards to vest, certain performance targets must be achieved. The fair value of these awards at the grant date was $18.9 million with a weighted average fair value of $19.39 per share and we amortize the fair value on an accelerated basis over the estimated probable period of time to achieve the target.
      The following table presents a summary of stock option activity from December 31, 2005, through June 30, 2006:

		Weighted Average	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Life	Value

	(In thousands)		(In years)	(In thousands)
Beginning balance as of December 31, 2005	27,706	$15.71
Exercised	(2,466)	9.69
Cancelled	(391)	18.73

Ending balance as of June 30, 2006	24,849	$16.25	3.8	$88,996

Exercisable as of June 30, 2006	20,455	$13.33	2.8	$87,876

      The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at June 30, 2006, based on our closing stock price of $14.99 on that date. The total intrinsic value of stock options exercised was $25.7 million for the six months ended June 30, 2006.
      For the three months ended June 30, 2006 and 2005, we recognized stock-based compensation expense of $17.2 million and $42.6 million. The total income tax benefit recognized in income related to this compensation expense was $6.0 million and $14.9 million for those periods. For the six months ended June 30, 2006 and 2005, we recognized stock-based compensation expense of $41.1 million and $80.9 million. The total income tax benefit recognized in income related to this compensation expense was $14.3 million and $28.3 million for those periods. Cash received from stock-based award exercises for the six months ended June 30, 2006, was $23.9 million.
      Our employees that held vested stock options prior to the Spin-Off received vested stock options in both Expedia and IAC. As these stock options are exercised, we receive a tax deduction. Total income tax benefits realized during the six months ended June 30, 2006 associated with the exercise of IAC and Expedia stock-based awards held by our employees were $23.9 million, of which we recorded approximately $10 million as a reduction of goodwill.

Notes to Consolidated Financial Statements — (Continued)
      As of June 30, 2006, there was approximately $166 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 1.8 years.
Note 6 — Income Taxes
      We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.
      Our effective tax rate was 36.6% and 35.6% for the three and six months ended June 30, 2006. Our effective tax rate is higher than the 35% statutory rate primarily due to state income taxes and the valuation allowance on foreign losses, partially offset by the disallowance for tax purposes of the mark-to-market net gain related to our derivative instruments.
      Our effective tax rate was 38.0% and 38.1% for the three and six months ended June 30, 2005, which was higher than the 35% statutory rate primarily due to state taxes, non-deductible stock compensation and non-deductible transaction expenses related to the Spin-Off from IAC.
Note 7 — Earnings Per Share
      The following table presents our basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In thousands, except per share data)
Net income	$95,482	$73,432	$118,817	$121,461
Net earnings per share available to common stockholders:
Basic	$0.28	$0.22	$0.34	$0.36
Diluted	0.27	0.22	0.33	0.36
Weighted average number of shares outstanding:
Basic	346,014	335,540	345,896	335,540
Dilutive effect of:
Options to purchase common stock	7,330	—	8,643	—
Warrants to purchase common stock	3,189	5,009	4,178	5,009
Other potentially dilutive securities	2,557	—	3,413	—

Diluted	359,090	340,549	362,130	340,549

      For the three and six months ended June 30, 2005, we included the dilutive effect of certain warrants since the terms of the stock warrant agreements obligated us, as of the Spin-Off, to issue underlying common stock. We did not have such obligations for options and other potentially dilutive securities.
Note 8 — Stockholders’ Equity

Share Repurchases
      In May 2006, our Board of Directors authorized a share repurchase program for up to 20 million outstanding shares of our common stock. During the three months ended June 30, 2006, we repurchased 10.5 million shares for a total cost of $153.8 million, at an average price of $14.66 per share including transaction costs. As of June 30, 2006, we had $33.1 million of unsettled transactions related thereto, which is included in other current liabilities. In July 2006, we completed the repurchase of all 20 million shares for a

Notes to Consolidated Financial Statements — (Continued)
total cost of $288.3 million, at an average price of $14.42 per share including transaction costs. All shares were repurchased in the open market at prevailing market prices.
      In August 2006, our Board of Directors authorized a share repurchase program. Under this program, we are authorized to purchase up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchase program and purchases may be made in the open market, in block purchases, in accelerated purchase programs, through forward contracts, in privately negotiated transactions, or in a combination of the foregoing, or otherwise.
Note 9 — Acquisitions

Put and Call Option Agreements
      In connection with our acquisitions of ECT — Europe and TripAdvisor, we had call and put option agreements in place to acquire the remaining shares held by the minority shareholders of each company. In April 2006, we acquired the remaining 8.6% minority ownership interest in ECT — Europe for $3.3 million in cash and recorded a $3.1 million liability that will be paid in cash over the next two years. In June 2006, we incurred an obligation to acquire 3.5% of the remaining 4.9% minority ownership in TripAdvisor for $13.0 million, which we have included in other current liabilities. We paid this amount in cash in the third quarter of 2006. We acquired the remaining 1.4% minority ownership in TripAdvisor during the third quarter 2006 for $5.3 million in cash.
Note 10 — Commitments and Contingencies

Purchase Obligations
      At June 30, 2006, we have agreements with national telecommunications companies relating to data transmission lines and telephones services for which we have future obligations as follows: $8.7 million within the year, $12.8 million in one to three years and $2.2 million in three to five years.

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
Note 11 — Related Party Transactions

Expenses Allocated from IAC
      Prior to Spin-Off, our operating expenses included allocations from IAC for accounting, treasury, legal, tax, corporate support, human resource functions and internal audit. For the three and six months ended June 30, 2005, expenses allocated from IAC were $2.5 million and $4.1 million. We recorded the expense allocation from IAC in general and administrative expense in our consolidated statements of income.
      Additional allocations from IAC prior to the Spin-Off related to stock-based compensation expense attributable to our employees. Stock-based compensation expense allocated from IAC was $42.6 million and $80.9 million for the three and six months ended June 30, 2005.

Notes to Consolidated Financial Statements — (Continued)

Interest Income from IAC
      The majority of the interest income recorded in our consolidated statements of income for the three and six months ended June 30, 2005, arose from intercompany receivable balances from IAC. The interest income from IAC ceased upon Spin-Off on August 9, 2005.

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
      In May 2006, the airplane, which we own indirectly with IAC, was placed into service and is being depreciated over 10 years.

Commercial Agreements
      Since the Spin-Off, we have continued to work with some of IAC’s businesses pursuant to a variety of commercial relationships. These commercial agreements generally include (i) distribution agreements, pursuant to which certain subsidiaries of IAC distribute their respective products and services via arrangements with Expedia, and vice versa, (ii) services agreements, pursuant to which certain subsidiaries of IAC provide Expedia with various services and vice versa and (iii) office space lease agreements. The distribution agreements typically involve the payment of fees, usually on a fixed amount-per-transaction, revenue share or commission basis, from the party seeking distribution of the product or service to the party that is providing the distribution. During the three months ended June 30, 2006, we recorded income of $0.6 million from IAC, and recorded expense of $8.6 million to IAC. During the six months ended June 30, 2006, we recorded income of $1.3 million from IAC, and recorded expense of $17.0 million to IAC. Amounts receivable from IAC, which are included in accounts and notes receivable, totaled $0.1 million at June 30, 2006, and $0.6 million at December 31, 2005. Amounts payable to IAC, which are included in accounts payable, trade, totaled $6.6 million at June 30, 2006, and $3.6 million at December 31, 2005.

Agreements with Microsoft Corporation
      We have various agreements with Microsoft Corporation (“Microsoft”), which is the beneficial owner of more than 5% of our outstanding common stock, including an agreement that maintains our presence as the provider of travel shopping services on MSN.com and several international MSN websites. Total expense incurred with respect to these agreements was $5.1 million and $11.8 million for the three and six months ended June 30, 2006 and $2.9 million and $6.8 million for the three and six months ended June 30, 2005. Amounts payable related to these agreements was $4.6 million and $6.2 million as of June 30, 2006, and December 31, 2005.

Notes to Consolidated Financial Statements — (Continued)
      In November 1999, we were spun-off from Microsoft. In conjunction with that transaction, we entered into a tax allocation agreement under which we must pay Microsoft for a portion of the tax savings resulting from the exercise of certain stock options. We have recorded $36.3 million in other long-term liabilities on our consolidated balance sheets as of June 30, 2006, and December 31, 2005, related to this agreement. We will pay Microsoft this amount when we realize the tax savings on our tax return.
Note 12 — Segment Information
      Beginning with the first quarter of 2006, we have two reportable segments: North America and Europe. The change from a single reportable segment is a result of the reorganization of our business. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is “Operating Income Before Amortization” (defined below), which requires allocations of certain expenses to the segments. We base the allocations primarily on transaction volumes and other usage metrics; we are currently evaluating our allocation methodology. For certain expenses that we do not allocate to reportable segments such as partner services, worldwide product development, accounting, human resources and legal, we include them in Corporate and Other.
      Our North America segment provides a full range of travel services to customers in the U.S., Canada and Mexico. This segment operates through a variety of brands including Expedia.com, Hotels.com, Hotwire.com TripAdvisor and Classic Vacations. Our Europe segment provides travel services primarily through localized Expedia websites in the United Kingdom, France, Germany, Italy and the Netherlands, as well as localized versions of Hotels.com in various European countries.
      Corporate and Other includes ECT, Expedia Asia Pacific and unallocated corporate functions and expenses. ECT provides travel products and services to corporate customers in North America and Europe. Expedia Asia Pacific provides online travel information and reservation services in Australia and the People’s Republic of China. In addition, we record amortization of intangible assets and stock-based compensation expense in Corporate and Other.
      The following table presents our segment information for the three and six months ended June 30, 2006. We have not reported segment information for the three and six months ended June 30, 2005, as it is not practicable to do so. In addition, we do not currently allocate assets to our operating segments, nor do we report such information to our chief operating decision makers.

	Three Months Ended June 30,

	2006				2005

	North		Corporate and
	America	Europe	Other	Total	Total

	(In thousands)
Revenue	$455,925	$113,374	$29,159	$598,458	$555,007

Operating Income Before Amortization	$217,178	$36,305	$(69,260)	$184,223	$174,255
Amortization of intangible assets	—	—	(30,120)	(30,120)	(31,783)
Stock-based compensation	—	—	(17,221)	(17,221)	(42,608)
Amortization of non-cash distribution and marketing	(627)	—	—	(627)	(3,485)

Operating income (loss)	$216,551	$36,305	$(116,601)	$136,255	$96,379

Notes to Consolidated Financial Statements — (Continued)

	Six Months Ended June 30,

	2006				2005

	North		Corporate and
	America	Europe	Other	Total	Total

	(In thousands)
Revenue	$837,850	$199,541	$54,965	$1,092,356	$1,040,053

Operating Income Before Amortization	$368,547	$48,963	$(144,747)	$272,763	$310,977
Amortization of intangible assets	—	—	(60,291)	(60,291)	(63,448)
Stock-based compensation	—	—	(41,108)	(41,108)	(80,908)
Amortization of non-cash distribution and marketing	(8,867)	—	—	(8,867)	(3,917)

Operating income (loss)	$359,680	$48,963	$(246,146)	$162,497	$162,704

      In the above table, Operating Income Before Amortization and operating income for the North America and Europe segments do not include the allocation of corporate expenses, which include functions such as partner services, worldwide product development, accounting, human resources and legal. We include these expenses in Corporate and Other.

Definition of Operating Income Before Amortization (“OIBA”)
      We provide OIBA as a supplemental measure to GAAP. We define OIBA as operating income plus: (1) amortization of non-cash distribution and marketing expense, (2) stock-based compensation expense, (3) amortization of intangible assets and goodwill impairment, if applicable and (4) certain one-time items, if applicable.
      OIBA is our primary operating metric used by which management evaluates the performance of the business, on which internal budgets are based, and by which management is compensated. Management believes that investors should have access to the same set of tools that management uses to analyze our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the comparable GAAP measures, GAAP financial statements, and descriptions of the reconciling items and adjustments, to derive the non-GAAP measure. We present a reconciliation of this non-GAAP financial to GAAP below.
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
      OIBA has certain limitations in that it does not take into account the impact of certain expenses to our consolidated statements of income, including stock-based compensation, non-cash payments to partners, acquisition-related accounting and certain one-time items. Due to the high variability and difficulty in predicting certain items that affect net income, such as tax rates, stock price and interest rates, we are unable to provide reconciliation to net income on a forward-looking basis without unreasonable efforts.

Notes to Consolidated Financial Statements — (Continued)

Reconciliation of OIBA to Operating Income and Net Income
      The following table presents a reconciliation of OIBA to operating income and net income for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In thousands)
OIBA	$184,223	$174,255	$272,763	$310,977
Amortization of intangible assets	(30,120)	(31,783)	(60,291)	(63,448)
Stock-based compensation	(17,221)	(42,608)	(41,108)	(80,908)
Amortization of non-cash distribution and marketing	(627)	(3,485)	(8,867)	(3,917)

Operating income	136,255	96,379	162,497	162,704
Interest income, net	6,559	19,712	8,262	29,511
Other, net	10,466	3,476	14,123	4,510
Provision for income taxes	(56,158)	(45,484)	(65,816)	(74,869)
Minority interest in earnings of consolidated subsidiaries, net	(1,640)	(651)	(249)	(395)

Net income	$95,482	$73,432	$118,817	$121,461

Note 13 — Subsequent Event
      On August 10, 2006, we announced a plan to privately offer senior unsecured notes guaranteed by certain of our subsidiaries (the “Notes”). The timing of the closing of the offering will be subject to market conditions. We plan to use the net proceeds of the offering for general corporate purposes, which may include repurchase of common stock, repayment of debt, acquisitions, investments, additions to working capital, capital expenditures and advances to or investments in our subsidiaries.
      The offering will be made only (i) in the United States to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and (ii) outside the United States to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes will not be registered under the Securities Act and may not be offered or sold without registration unless an exemption from such registration is available.

Part 1. Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Our portfolio of brands includes: Expedia.com and Hotels.com (as well as related international websites), Hotwire.com, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations, Expedia Corporate Travel (“ECT”), eLong and TripAdvisor. For additional information about our portfolio of brands, see the disclosure set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Trends
      The travel industry, which includes travel agencies and travel suppliers, has been characterized by rapid and significant change. The United States (“U.S.”) airline industry has experienced significant turmoil in recent years, with several of the largest airlines seeking the protection of Chapter 11 bankruptcy proceedings. The need to rationalize high fixed cost structures to better compete with low cost carriers offering no frills flights at discounted prices, as well as the pressure of high-priced jet fuel has caused the airlines to aggressively pursue cost reductions in every aspect of their operations. These cost reduction efforts include distribution costs, which the airlines have pursued by seeking to reduce travel agent commissions and overrides. The airlines have and are pursuing reduced fees with the Global Distribution System (“GDS”)

intermediaries as their contracts with the GDSs come up for renewal mid to late 2006. In addition, the U.S. airline industry has experienced increased load factors and ticket prices. These trends have affected our ability to obtain inventory in our agency and merchant air businesses and led to reduced discounts for merchant air tickets. These competitive forces have caused our air revenue per ticket to decline significantly since the fourth quarter of 2004. Lastly, the airline carriers, which participate in the Expedia marketplace, have been reducing their flight capacity; lower cost carriers, most of which do not currently participate in the Expedia marketplace, are replacing this capacity.
      The hotel sector has recently been characterized by robust demand and constrained supply, resulting in increasing occupancy rates and average daily rates (“ADR”). Industry experts expect supply growth to continue to outstrip demand through at least 2007. Increasing ADRs generally have a positive effect on our merchant hotel operations as our remuneration is variable with the room price. However, higher occupancies can restrict our ability to obtain merchant hotel inventory, particularly in very high occupancy destinations such as Las Vegas, Nevada and New York, New York. In addition, higher occupancies tend to drive lower raw margins as hotel room suppliers have less need for third party intermediaries to meet demand.
      Increased usage and familiarity with the internet has driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, 29% of U.S. leisure and unmanaged travel expenditures occurred online in 2005, more than double the 14% rate in 2002. An estimated 14% of European travel was booked online in 2005, up from just 4% in 2002. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services over the last several years, with supplier growth outpacing online growth since 2002. Differentiation among the various website offerings have narrowed in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on features other than price.

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
      Innovate on behalf of travelers and supplier partners.      We have a long tradition of innovation, from Expedia.com’s inception as a division of Microsoft, to our introduction of more recent innovations such as Expedia® Fare Alerts, Travel Tickertm by Hotwire.comtm and ECT’s business intelligence toolset. We will continue to aggressively innovate on behalf of our travelers and suppliers, including our current efforts in building a scaleable, extensible, service-oriented technology platform, which will extend across our portfolio of brands. We expect our worldwide points of sale to migrate to the new platform beginning in 2007.
      Expand our international and corporate travel businesses.      We currently operate Expedia-branded websites in the U.S., Australia, Canada, France, Germany, Italy, the Netherlands and the United Kingdom. We intend to continue investing in and growing our existing international points of sale. We anticipate launching additional sites in new countries in the future where we find large travel markets and rapid growth of online commerce, such as Japan where we plan to launch a hotels-only site in late 2006. We also operate Hotels.com-branded websites in over 30 international locations. ECT currently conducts operations in the U.S., Belgium, Canada, France and the United Kingdom. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe expanding our corporate travel business also increases our appeal to travel product and service suppliers, as the average corporate traveler has a higher incidence of first class and international travel than the average leisure traveler.

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

Seasonality
      We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters of the year as travelers plan and book their spring, summer and holiday travel. The number of bookings decreases in the fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by a month or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations may influence the typical trend of our seasonality in the future.
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
      For additional information about our critical accounting policies and estimates, see the disclosure set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation
      On January 1, 2006, we adopted the modified prospective method provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), and related guidance. Under SFAS 123(R), we continue to measure and amortize the fair value for all share-based payments consistent with our past practice under SFAS 123 and 148. As a result, the adoption of SFAS 123(R) did not have a material impact on our financial position.
      We have calculated an additional paid-in capital (“APIC”) pool pursuant to the provisions of SFAS 123(R). The APIC pool represents the excess tax benefits related to stock-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our consolidated statements of income. For the three and six months ended June 30, 2006, we recorded tax deficiencies of $2.3 million and $7.1 million against the APIC pool; as a result, such deficiencies did not affect our results of operations. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive earnings per share. The adoption of SFAS 123(R) did not have a material impact on our dilutive shares.
      Prior to our adoption of SFAS 123(R), we recorded cash retained as a result of tax benefit deductions relating to stock-based compensation in operating activities in our consolidated statements of cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option (“EITF 00-15”). SFAS 123(R) supersedes EITF 00-15, amends SFAS No. 95, Statement of Cash Flows, and requires that, upon adoption, we present the tax benefit deductions relating to excess stock-based compensation deductions as a financing activity in our consolidated statements of cash flows. For the six months ended June 30, 2006, we reported $0.8 million of tax benefit deductions as a financing activity that previously would have been reported as an operating activity.
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
      Performance-based restricted stock units (“RSUs”) vest upon achievement of certain company-based performance conditions. On the date of grant, we assess whether it is probable that the performance targets will be achieved, and if assessed as probable, we determine the fair value of the performance-based award based on the fair value of our common stock at that time. We record compensation expense for these awards over the estimated performance period using the accelerated method under Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — an interpretation of Accounting Principles Board Opinion No. 15 and 25. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recognized in the period estimates are revised. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.
New Accounting Pronouncement
      For a discussion of the new accounting pronouncement, see Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements.
Operating Metrics
      Our operating results are affected by certain metrics that represent the selling activities generated by our travel products and services. As travelers have increased their use of the internet to book their travel arrangements, we have seen our gross bookings increase, reflecting the growth in the online travel industry and our business acquisitions. Gross bookings represent the total retail value of transactions that we processed and recorded for both agency and merchant transactions at the time of booking. For example, gross bookings include the total price paid by travelers, including amounts paid to airlines, hotels, taxes, fees and other charges, and are generally not reduced for cancellations or traveler refunds.

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change

	($ in thousands)			($ in thousands)
Gross bookings	$4,564,764	$4,132,742	10%	$9,212,971	$8,218,820	12%
Revenue margin	13.1%	13.4%		11.9%	12.7%
      Gross bookings increased $432.0 million and $994.2 million, or 10% and 12%, for the three and six months ended June 30, 2006, compared to the same periods in 2005. Domestic gross bookings increased 7% and 9% for the three and six months ended June 30, 2006, compared to the same periods in 2005. International gross bookings increased 22% and 24% for the three and six months ended June 30, 2006, compared to the same periods in 2005.
      Revenue margin, which is defined as revenue as a percentage of gross bookings, decreased 32 basis points and 80 basis points for the three and six months ended June 30, 2006, compared to the same periods in 2005. Revenue margin for our domestic operations decreased 82 basis points and 120 basis points for the three and six months ended June 30, 2006, compared to the same periods in 2005. Revenue margin for our international operations increased 134 basis points and 53 basis points for the three and six months ended June 30, 2006, compared to the same periods in 2005, as our international business continues to benefit from an increasing mix of merchant hotel bookings. The decline in worldwide revenue margin was primarily due to declines in domestic air revenue per ticket coupled with an average increase in average worldwide airfares of 13% and 10% for the three and six months ended June 30, 2006, compared to the same periods in 2005. Airfare inflation has the effect of increasing gross bookings without a corresponding increase in per ticket air revenues, as our remuneration generally does not vary with the price of the ticket.
Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Reclassifications
      For the three and six months ended June 30, 2005, we reclassified stock-based compensation expense to the same operating expense line items as cash compensation paid to employees in accordance with the SEC Staff Accounting Bulletin No. 107.

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change

	($ in thousands)			($ in thousands)
Revenue	$598,458	$555,007	8%	$1,092,356	$1,040,053	5%
      Revenue increased for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to increases in worldwide merchant hotel business and advertising and other revenue, partially offset by decreases in our worldwide merchant air business. For the three and six months ended June 30, 2006, domestic revenue increased by 1% and decreased by 1% compared to the same periods in 2005. For the three and six months ended June 30, 2006, international revenue increased by 35% and 30% compared to the same periods in 2005.
      Worldwide merchant hotel revenue increased 17% and 11% for the three and six months ended June 30, 2006, compared to the same periods in 2005. These increases were primarily due to a 15% and 13% increase in room nights stayed, including rooms delivered as a component of vacation packages. For the same periods year-over-year, revenue per room night increased 2% and decreased 2%. The increase in revenue per room night for the three months ended June 30, 2006, compared to the same period in 2005, was primarily due to a 6% increase in ADRs, partially offset by a decrease in hotel raw margin (defined as hotel net revenue as a percentage of hotel gross revenue). For the six months ended June 30, 2006, compared to the same period in 2005, the decrease in hotel raw margin more than offset the 3% increase in ADRs resulting in a decrease in revenue per room night. Our merchant hotel raw margins have decreased in 2005 and 2006 as hotel room suppliers have taken advantage of higher occupancies and the efficacy of their own online distribution to negotiate more favorable terms with on-line travel agencies.
      Worldwide air revenue decreased 13% and 10% for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to continued challenges in obtaining air inventory in both our agency and merchant air businesses due to record industry load factors and the continued reduction in relative capacity of carriers participating in our worldwide marketplace. For the same periods year-over-year, air tickets sold decreased 4% and remained flat and the revenue per ticket decreased by 10% for both periods as airlines continued to reduce compensation to agencies. The lower availability of merchant air inventory also affected our packages revenue, which grew 5% and 3% for the three and six months ended June 30, 2006, compared to the same periods in 2005.
      Advertising and other revenue increased by 3% and 6% for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to higher revenues from click-through fees charged to our travel partners for traveler leads sent to the travel partners’ websites.

Cost of Revenue and Gross Profit

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change

	($ in thousands)			($ in thousands)
Cost of revenue	$128,449	$129,484	(1)%	$247,763	$243,587	2%
% of revenue	21%	23%		23%	23%
Gross profit	$470,009	$425,523	10%	$844,593	$796,466	6%
% of revenue	79%	77%		77%	77%
      Cost of revenue decreased for the three months ended June 30, 2006, compared to the same period in 2005, primarily due to lower stock-based compensation, partially offset by higher costs associated with an increase in transaction volumes. Stock-based compensation expense decreased in 2006 compared to the same periods in 2005 due to stock options that are completing their vesting cycles and higher forfeiture rates. For the six months ended June 30, 2006, the higher costs associated with the increase in transaction volumes more than offset the lower stock-based compensation resulting in an increase in cost of revenue.
      Gross profit increased for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to an increase in revenue and a 187 basis point and 74 basis point improvement in gross margin primarily due to lower stock-based compensation and a lower mix of destination service revenue.

Selling and Marketing

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change

	($ in thousands)			($ in thousands)
Selling and marketing	$198,666	$192,613	3%	$399,692	$372,203	7%
% of revenue	33%	35%		37%	36%
      Selling and marketing increased for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to growth in personnel-related expenses related to our partner services group and an increase in traffic generation expense from internet portals, search engines, private label and affiliate programs. In addition, we continue to increase our selling and marketing spending in our international businesses, which contributed to higher expenses. These increases were partially offset by lower stock-based compensation expense, reduced broad-based television advertising spend at our North American points of sale and a shift of marketing spend from second quarter of 2006 to the third quarter of 2006 at our European points of sale in part due to the timing of the World Cup soccer tournament.
      While we remain focused on optimizing the efficiency of our various selling and marketing channels, we expect the absolute amounts spent in selling and marketing to increase over time due to continued expansion of our international businesses, inflation in search-related and other traffic acquisition vehicles, lower marketing efficiencies, costs associated with our tenth-year anniversary promotions in 2006 and increased fixed costs associated with the increase in staffing in our market management area. We expect selling and marketing expense to continue to increase as a percentage of revenue for the full year 2006 compared to 2005 as we continue to support and invest in our portfolio of brands.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change

	($ in thousands)			($ in thousands)
General and administrative	$71,053	$66,111	7%	$144,414	$123,050	17%
% of revenue	12%	12%		13%	12%
      General and administrative expense increased for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to an increase in our use of professional services and costs to build our executive teams and supporting staff levels, largely in connection with being a stand-alone public company as well as increased legal costs. These increases are partially offset by a decrease in stock-based compensation expense. We expect year-over-year general and administrative expense growth to slow down in the second half of 2006, but increase as a percentage of revenue versus prior full year in part due to our incremental costs as a stand-alone public company and increased legal costs.

Technology and Content

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change

	($ in thousands)			($ in thousands)
Technology and content	$33,288	$35,152	(5)%	$68,832	$71,144	(3%)
% of revenue	6%	6%		6%	7%
      Technology and content decreased for the three and six months ended June 30, 2006, compared to the same periods in 2005 due to lower stock-based compensation expense, partially offset by growth in personnel-related expenses in our software development and engineering teams as we increase our level of website innovation.
      Given the increasing complexity of our business, geographic expansion, initiatives in corporate travel, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent on technology and content expenses to increase over time. In addition, we expect the percentage of technology and content expense to revenue to increase for full year 2006 to support our technology platform, data warehouse and other initiatives.

Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change

	($ in thousands)			($ in thousands)
Amortization of intangible assets	$30,120	$31,783	(5)%	$60,291	$63,448	(5%)
% of revenue	5%	6%		6%	6%
      Amortization of intangible assets decreased for the three and six months ended June 30, 2006, compared to the same periods in 2005, as some of our intangible assets fully amortized.

Amortization of Non-Cash Distribution and Marketing

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change

	($ in thousands)			($ in thousands)
Amortization of non-cash distribution and marketing	$627	$3,485	(82)%	$8,867	$3,917	126%
% of revenue	0%	1%		1%	0%
      Amortization of non-cash distribution and marketing increased for the six months ended June 30, 2006, compared to the same period in 2005, due to an increase in advertising. The amortization of non-cash distribution and marketing relates to the media time we received from IAC in conjunction with the Spin-Off, with a value of $17.1 million. As of June 30, 2006, we have $0.8 million of media time remaining that we anticipate will be utilized in 2006.

Operating Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change

	($ in thousands)			($ in thousands)
Operating income	$136,255	$96,379	41%	$162,497	$162,704	(0%)
% of revenue	23%	17%		15%	16%
      Operating income increased for the three months ended June 30, 2006, compared to the same period in 2005, primarily due to an increase in revenue and lower stock-based compensation expense, partially offset by higher selling and marketing and general and administrative expenses. For the six months ended June 30, 2006, compared to the same period in 2005, our operating expense increases more than offset the increase in revenue and lower stock-based compensation expense resulting in a decrease in operating income.

Operating Income Before Amortization (“OIBA”)

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change

	($ in thousands)			($ in thousands)
OIBA	$184,223	$174,255	6%	$272,763	$310,977	(12%)
% of revenue	31%	31%		25%	30%
      OIBA increased for the three months ended June 30, 2006, compared to the same period in 2005, primarily due to increased revenue, partially offset by increased selling and marketing expense and general and administrative expense. For the six months ended June 30, 2006, compared to the same period in 2005, the increase in operating expenses more than offset the increase in revenue resulting in a decrease in OIBA. We expect OIBA for the year to decrease relative to 2005.

Definition of OIBA
      We provide OIBA as a supplemental measure to GAAP. We define OIBA as operating income plus: (1) amortization of non-cash distribution and marketing expense (2) stock-based compensation expense, (3) amortization of intangible assets and goodwill impairment, if applicable and (4) certain one-time items, if applicable.
      OIBA is our primary operating metric used by which management evaluates the performance of the business, on which internal budgets are based, and by which management is compensated. Management believes that investors should have access to the same set of tools that management uses to analyze our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the comparable GAAP measures, GAAP financial statements, and descriptions of the reconciling items and adjustments, to derive the non-GAAP measure. We present a reconciliation of this non-GAAP financial measure to GAAP below.
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
      OIBA has certain limitations in that it does not take into account the impact of certain expenses to our consolidated statements of income, including stock-based compensation, non-cash payments to partners, acquisition-related accounting and certain one-time items. Due to the high variability and difficulty in predicting certain items that affect net income, such as tax rates, stock price and interest rates, we are unable to provide reconciliation to net income on a forward-looking basis without unreasonable efforts.

Reconciliation of OIBA to Operating Income and Net Income
      The following table presents a reconciliation of OIBA to operating income and net income for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In thousands)
OIBA	$184,223	$174,255	$272,763	$310,977
Amortization of intangible assets	(30,120)	(31,783)	(60,291)	(63,448)
Stock-based compensation	(17,221)	(42,608)	(41,108)	(80,908)
Amortization of non-cash distribution and marketing	(627)	(3,485)	(8,867)	(3,917)

Operating income	136,255	96,379	162,497	162,704
Interest income, net	6,559	19,712	8,262	29,511
Other, net	10,466	3,476	14,123	4,510
Provision for income taxes	(56,158)	(45,484)	(65,816)	(74,869)
Minority interest in earnings of consolidated subsidiaries, net	(1,640)	(651)	(249)	(395)

Net income	$95,482	$73,432	$118,817	$121,461

Interest Income, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change

	($ in thousands)			($ in thousands)
Interest income, net:
Interest income from IAC/ InterActiveCorp	$—	$17,105	(100)%	$—	$24,773	(100)%
Other interest income, net	6,559	2,607	152%	8,262	4,738	74%

Interest income, net	$6,559	$19,712	(67)%	$8,262	$29,511	(72)%
% of revenue	1%	4%		1%	3%
      Interest income, net decreased for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to the decrease in our intercompany receivable balances with IAC. Prior to the Spin-Off, the intercompany receivable balances were subject to a cash management arrangement with IAC. Because we extinguished our intercompany receivable balances with IAC at Spin-Off with a non-cash distribution to IAC, we no longer receive interest income from IAC.
      For the three and six months ended June 30, 2006, other interest income, net includes interest income of $7.0 million and $10.6 million, partially offset by expenses of $0.4 million and $2.3 million related to short-term borrowings on our revolving credit facility and related fees. Our other interest income increased in 2006 compared to the same periods in 2005 due to higher cash balances, which was partially offset by the cash used to repurchase stock.

Other, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change

	($ in thousands)			($ in thousands)
Other, net	$10,466	$3,476	201%	$14,123	$4,510	213%
% of revenue	2%	1%		1%	0%
      Other, net increased for the three and six months ended June 30, 2006, compared to the same periods in 2005. These increases were primarily due to net unrealized gains of $7.9 million and $12.2 million in the fair value of derivative instruments related to the Ask Jeeves Notes and certain stock warrants for the respective periods in 2006, partially offset by lower gains in 2006 from the fluctuation of foreign exchange rates.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change

	($ in thousands)			($ in thousands)
Provision for income taxes	$56,158	$45,484	23%	$65,816	$74,869	(12)%
% of revenue	9%	8%		6%	7%
      We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.
      Our effective tax rate was 36.6% and 35.6% for the three and six months ended June 30, 2006, which is higher than the 35% statutory rate primarily due to state income taxes and the valuation allowance on foreign losses, partially offset by the disallowance for tax purposes of the mark-to-market net gain related to our derivative instruments.

      Our effective tax rate of 38.0% and 38.1% for the three and six months ended June 30, 2005, which was higher than the 35% statutory rate, was primarily due to state taxes, non-deductible stock compensation and non-deductible transaction expenses related to the Spin-Off from IAC.

Segment Operating Results
      Beginning with the first quarter of 2006, we have two reportable segments; North America and Europe. The change from a single reportable segment is a result of the reorganization of our business. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is OIBA (defined above). For additional information about our segment results, see Note 12, Segment Information.
Financial Position, Liquidity and Capital Resources

Sources and Uses of Cash
      In July 2005, we entered into a $1.0 billion revolving credit facility. As of December 31, 2005, we had $230.0 million outstanding under the revolving credit facility, which we fully repaid during the quarter ended March 31, 2006. As of June 30, 2006, we had outstanding stand-by letters of credit of $49.2 million, which leaves us with $950.8 million available to use under the revolving credit facility. As of June 30, 2006, and December 31, 2005, we were in compliance with all related financial covenants.
      In May 2006, our Board of Directors authorized a share repurchase program for up to 20 million outstanding shares of our common stock. During the three months ended June 30, 2006, we repurchased 10.5 million shares for a total cost of $153.8 million, at an average price of $14.66 per share including transaction costs. As of June 30, 2006, we had $33.1 million of unsettled transactions related thereto, which is included in other current liabilities. In July 2006, we completed the repurchase of all 20 million shares for a total cost of $288.3 million, at an average price of $14.42 per share including transaction costs. All shares were repurchased in the open market at prevailing market prices.
      In August 2006, our Board of Directors authorized a share repurchase program. Under this program, we are authorized to purchase up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchase program and purchases may be made in the open market, in block purchases, in accelerated purchase programs, through forward contracts, in privately negotiated transactions, or in a combination of the foregoing, or otherwise.
      On August 10, 2006, we announced a plan to privately offer senior unsecured notes guaranteed by certain of our subsidiaries (the “Notes”). The timing of the closing of the offering will be subject to market conditions. We plan to use the net proceeds of the offering for general corporate purposes, which may include repurchase of common stock, repayment of debt, acquisitions, investments, additions to working capital, capital expenditures and advances to or investments in our subsidiaries.
      The offering will be made only (i) in the United States to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and (ii) outside the United States to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes will not be registered under the Securities Act and may not be offered or sold without registration unless an exemption from such registration is available.
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

      As long as the merchant hotel business continues to grow and our business model does not change, we expect that the change in working capital will continue to be positive. If this business declines or if the model changes, our working capital could be negatively affected. As of June 30, 2006, and December 31, 2005, we had a working capital deficit of $794.9 million and $848.0 million. These deficits resulted from $2.5 billion of net intercompany receivable balances we extinguished through a non-cash distribution to IAC upon our Spin-Off on August 9, 2005.
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
      We anticipate continued investment in the development and expansion of our operations. These investments include but are not limited to improvements to infrastructure, which include our enterprise data warehouse investment and continued efforts in building a scaleable, extensible, service-oriented technology platform that will extend across our portfolio of brands. We expect our worldwide points of sale to migrate to the new platform beginning in 2007. Our future capital requirements may include capital needs for acquisitions, legal risks and to support our business strategy. In the event we have acquisitions, this may reduce our cash balance and increase our debt. Legal risks and challenges to our business strategy may also negatively affect our cash balance.
      In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs.

Cash Flows
      For the six months ended June 30, 2006, compared to the same period in 2005, net cash provided by operating activities decreased by $60.8 million, to $722.6 million. This decrease was primarily due to a decrease in cash flows from operating income. In addition, we made tax payments of $33.1 million, an increase of $29.3 million over the same period in 2005, reducing cash provided by operations due primarily to IAC’s payment of taxes related to Expedia during the pre-spin period. Cash used in investing activities decreased by $533.9 million primarily due to the absence of transfers to IAC of $560.8 million during the six months ended June 30, 2006, changes in the amount of cash acquired in acquisitions and an $8.0 million increase in capital expenditures in the current period primarily due to capitalized software costs incurred for the development of our enterprise data warehouse and other improvements to our technology infrastructure. Cash used in financing activities increased during the six months ended June 30, 2006 due to the $230.0 million repayment of our revolving credit facility and $127.2 million of treasury stock activity primarily related to our share repurchase program.

Contractual Obligations and Commercial Commitments
      For a discussion of our purchase obligations, see Note 10, Commitments and Contingencies, in the notes to the consolidated financial statements. There have been no other material changes to our contractual obligations and commercial commitments since December 31, 2005. Other than our contractual obligations and commercial commitments, including derivatives, we did not have any off-balance sheet arrangements as of June 30, 2006, or December 31, 2005.
Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
      Market risk is the potential loss from adverse changes in interest rates, foreign exchange rates and market prices. Our exposure to market risk includes our revolving credit facility, derivative instruments, and merchant accounts payable and deferred merchant bookings denominated in foreign currencies. We manage our exposure to these risks through established policies and procedures. Our objective is to mitigate potential income statement, cash flow and market exposures from changes in interest and foreign exchange rates.

Interest Rate Risk
      In July 2005, we entered into a $1.0 billion revolving credit facility. The revolving credit facility bears interest based on our financial leverage and as of June 30, 2006, was equal to LIBOR plus 0.50%. As a result, we may be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility.
      We did not experience any significant impact from changes in interest rates for the three and six months ended June 30, 2006 or 2005.

Foreign Exchange Risk
      We conduct business in certain international markets, primarily in Australia, Canada, the People’s Republic of China and the European Union. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates. Our primary exposure to foreign currency risk relates to transacting in foreign currency and recording the activity in U.S. dollars. We mitigate this exposure by maintaining natural hedges between our current assets and current liabilities denominated in foreign currency. Changes in exchange rates between the U.S. dollar and these other currencies result in transaction gains or losses, which we recognize in our consolidated statements of income.
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
      We use cross-currency swaps to hedge against the change in value of a receivable denominated in a currency other than the subsidiary’s functional currency.

Equity Price Risk
      We do not maintain any investments in equity securities as part of our marketable securities investment strategy. Our equity price risk relates to fluctuation in our stock price, which affects our derivative liabilities primarily related to the Ask Jeeves Notes. We base the fair value of these derivative instruments on the changes in the market price of our common stock.
      During the six months ended June 30, 2006, certain of these notes were converted at fair value for $71.6 million of common stock, or 3.0 million shares. As additional notes are converted, the value of the derivative liability will be reduced and our equity price risk will decrease accordingly. The conversion of the Ask Jeeves Notes during the six months ended June 30, 2006, reduced our obligation to issue our common stock from 4.3 million shares as of December 31, 2005, to 1.3 million shares as of June 30, 2006.
      As of June 30, 2006, each $1.00 fluctuation in our common stock will result in approximately $1.3 million change in the aggregate fair value of our Ask Jeeves Notes derivative liability. An increase in our common stock price will result in a charge to our consolidated statements of income and vice versa for a decrease in our common stock price. The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation ceases.

      For additional information about the Ask Jeeves Notes, see Note 4, Derivative Instruments, in the notes to the consolidated financial statements.
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
      We have been evaluating, designing and enhancing controls related to processes that previously were handled by IAC, including equity transactions, income taxes, derivatives, treasury functions and periodic reporting in accordance with SEC rules and regulations. We also have been evaluating our internal controls over financial reporting and discussing these matters with our independent accountants and our audit committee.
      Based on these evaluations and discussions, we consider what revisions, improvements or corrections are necessary in order for us to conclude that our internal controls are effective. As part of this process, we have identified a number of areas where there is a need for improvement in our internal controls over financial reporting. We are in the process of designing and implementing controls and processes to address the issues identified through this review.
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
Part II. Item 1. Legal Proceedings
      In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal

Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The following development to such legal proceedings occurred during the quarter ended June 30, 2006:
      City of Philadelphia, Pennsylvania Litigation.      On May 25, 2006, the court dismissed the City of Philadelphia’s lawsuit, effective May 31, 2006, for lack of subject matter jurisdiction. The deadline for appealing the court’s decision has since passed without further action by the City of Philadelphia.
      The following additional cases were filed during the quarter ended June 30, 2006:
      City of Charleston Litigation.      On April 26, 2006, previously reported as March 26, 2006, the City of Charleston, South Carolina filed a state court lawsuit against a number of internet travel companies, including Hotels.com, L.P. (“Hotels.com”), Hotwire, Inc. (“Hotwire”) and Expedia, Inc. (“Expedia”). See City of Charleston, South Carolina v. Hotels.com, et al., No. 2006-CP-10-1680 (Court of Common Pleas, Ninth Judicial Circuit). The complaints allege that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, conversion, constructive trust and legal accounting. The defendants removed this action to federal court. See City of Charleston, South Carolina v. Hotel.com, et al., No. 2:06-cv-1646-PMD (United States District Court for the District of South Carolina).
      City of San Antonio Litigation.      On May 8, 2006, the City of San Antonio filed a purported state-wide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. See City of San Antonio, on behalf of itself and all other similarly situated Texas municipalities v. Hotels.com, L.P., et al., No. SA06CA0381 OG (United States District Court, Western District of Texas). The complaint alleges that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, common-law conversion, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement.
      City of Gallup, New Mexico Litigation.      On May 17, 2006, the City of Gallup, New Mexico filed a purported state-wide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. See City of Gallup, New Mexico, on behalf of itself and all other similarly situated New Mexico municipalities v. Hotels.com, L.P., No. CV 2006 272-2 (Eleventh Judicial Court, County of McKinley). The complaints allege that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, conversion, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement.
      Town of Mt. Pleasant, South Carolina Litigation.      On May 23, 2006, the Town of Mt. Pleasant, South Carolina filed a state court lawsuit against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. See Town of Mt. Pleasant, South Carolina v. Hotels.com, et al., No. 2006-CP-10-2005 (Court of Common Pleas, Ninth Judicial Circuit). The complaints allege that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, conversion, constructive trust and legal accounting.
      City of Columbus, Georgia Litigation.      On May 30, 2006, the City of Columbus, Georgia filed separate state court lawsuits against a number of internet travel companies, including Hotels.com, Inc. and Expedia. See Columbus, Georgia v. Hotels.com, Inc., No. S406-CV-1893-8 (Superior Court of Muscogee County, Georgia); Columbus, Georgia v. Expedia, Inc., No. S406-CV-1794-7 (Superior Court of Muscogee County, Georgia). The complaints allege that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, unjust enrichment, imposition of a constructive trust, equitable accounting, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. On July 12, 2006, the defendants removed the actions to federal court. See City of Columbus, Georgia v. Expedia, Inc., No. 4:06-CV-80 (United States District Court, Middle District Virginia); City of Columbus, Georgia v. Hotels.com, Inc., No. 4:06-CV-80 (United States District Court, Middle District Virginia).

      Lake County Convention and Visitors Bureau and Marshall County Litigation.      On June 12, 2006, the Lake County Convention and Visitors Bureau, Inc. and Marshall County, Indiana filed a purported state-wide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. See Lake County Convention and Visitors Bureau, Inc.; Marshall County, and all others similarly situated v. Hotels.com, L.P., et al., No. 2:06CV207JM (United States District Court for the Northern District of Indiana). The complaints allege that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, conversion, unjust enrichment, constructive trust and breaches of fiduciary and agency duties. The complaint seeks damages in an unspecified amount, restitution and disgorgement.
      The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.
      In addition, on July 26, 2006, Expedia, Inc. and IAC Global LLC filed a lawsuit in Washington State court against Worldspan, L.P. seeking a declaratory judgment, and other relief, regarding the rights and obligations of Expedia and Worldspan under the parties’ June 2001 Amended and Restated Development Agreement (“Development Agreement”) and the parties’ CRS Marketing, Services and Development Agreement and all amendments thereto (“CRS Agreement”). See Expedia, Inc. and IAC Global LLC v. Worldspan, L.P., Cause No. 06-2-24052-9 SEA (King County Superior Court). Specifically, Expedia is seeking, among other things, confirmation from the Court that its use of the services of other global distribution services to provide greater selection of flight schedules, fares and availability to its customers is consistent with its contractual and legal rights, and to ensure that Worldspan does not improperly interfere with Expedia’s relationships with airlines and other global distribution services.
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
Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
      In May 2006, our Board of Directors authorized a share repurchase program for up to 20 million outstanding shares of our common stock. During the three months ended June 30, 2006, we repurchased 10.5 million shares for a total cost of $153.8 million, at an average price of $14.66 per share including transaction costs. A summary of the repurchase activity during the second quarter of 2006 is as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

		(In thousands, except per share data)
April 1-30, 2006	—	$—	—	—
May 1-31, 2006	2,215	14.00	2,215	17,785
June 1-30, 2006	8,276	14.84	8,276	9,509

Total	10,491	14.66	10,491

      In July 2006, we repurchased the remaining 9.5 million shares for $134.5 million, representing an average repurchase price of $14.14 per share including transaction costs.

      In August 2006, our Board of Directors authorized a share repurchase program. Under this program, we are authorized to purchase up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchase program and purchases may be made in the open market, in block purchases, in accelerated purchase programs, through forward contracts, in privately negotiated transactions, or in a combination of the foregoing, or otherwise.
Part II. Item 4. Submission of Matters to a Vote of Security Holders
      On May 24, 2006, the Company’s annual meeting of stockholders (the “Annual Meeting”) was held. Stockholders present in person or by proxy, representing 266,909,136 shares of Expedia Common Stock (entitled to one vote per share), 25,599,998 shares of Expedia Class B Common Stock (entitled to ten votes per share) and 466 shares of Expedia Preferred Stock (entitled to two votes per share), voted on the following matters:
      Item 1. Election of Directors — The stockholders elected nine directors of the Company, three of whom were elected by holders of Expedia Common Stock only, and six of whom were elected by holders of Expedia Common Stock, Expedia Class B Common Stock and Expedia Series A Preferred Stock, voting together as a single class, each to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. In each case, the affirmative vote of a plurality of the total number of votes cast was required to elect each director. Stockholders eligible to vote voted as follows:
      Holders of Expedia Common Stock, voting as a separate class:

	Number of Votes	Number of Votes
	in Favor	Withheld

A. George “Skip” Battle	507,575,738	15,334,310
David Goldhill	507,467,507	15,442,541
Peter Kern	507,475,706	15,434,342
      Holders of Expedia Common Stock, Expedia Class B Common Stock and Expedia Series A Preferred Stock, voting together as a single class:

	Number of Votes	Number of Votes
	in Favor	Withheld

Barry Diller	478,828,972	44,081,076
Dara Khosrowshahi	478,970,192	43,939,856
Victor A. Kaufman	478,009,797	44,900,251
Jonathan Dolgen	507,542,482	15,367,566
William R. Fitzgerald	482,668,186	40,241,862
John C. Malone	483,663,164	39,246,884
      Item 2. The Independent Accountants Ratification Proposal — The holders of Expedia Common Stock, Expedia Class B Common Stock and Expedia Series A Preferred Stock, voting as a single class, also ratified the appointment of Ernst & Young LLP as the Company’s independent registered accounting firm for the year ending December 31, 2006. The affirmative vote of a majority of the total voting power of those shares of Expedia Common Stock, Class B Common Stock and Series A Preferred Stock present in person or represented by proxy at the Annual Meeting, voting together as a single class, was required to approve the Independent Accountants Ratification Proposal. Those stockholders eligible to vote voted as follows:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstaining

522,751,625	104,207	54,216
Part II. Item 5. Other Information
      On August 8, 2006, the Company entered into a Separation Agreement with William R. Ruckelshaus, its former Senior Vice President, Strategy and Planning. The terms of the Separation Agreement provide that

Mr. Ruckelshaus will refrain from engaging in certain competitive activity for a period of two years following his employment with the Company (the “Restricted Period”). In addition, Mr. Ruckelshaus has agreed during the Restricted Period to refrain from certain hiring, recruiting or soliciting activities related to the Company and its employees and officers. In consideration of these and other commitments from Mr. Ruckelshaus, the Company will pay Mr. Ruckelshaus $10,000, continue to pay his former annual base salary of $270,000, and pay for his COBRA health insurance coverage, for a period of twelve months; provided, that such payments will be offset by any amount earned by Mr. Ruckelshaus from another employer. In addition, Mr. Ruckelshaus was granted accelerated vesting of 10,138 restricted stock units, which represent the restricted stock units that would have vested in the one-year period following his date of termination of employment.
Part II. Item 6. Exhibits
      The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Description

10.17	Separation Agreement between Keenan M. Conder and Expedia, Inc., dated July 31, 2006

10.18	Separation Agreement between William R. Ruckelshaus and Expedia, Inc., dated August 8, 2006

31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

Signature
      Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia, Inc.

By:	/s/ MICHAEL B. ADLER

Michael B. Adler
Chief Financial Officer
August 10, 2006