Form 10-Q
period 2006-09-30
Expedia, Inc.
filed 2006-11-14
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑
     The number of shares outstanding of each of the registrant’s classes of common stock as of October 31, 2006 was:

Common stock, $0.001 par value per share	305,520,821 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

EXPEDIA, INC.

Form 10-Q

For the Quarter Ended September 30, 2006

Contents

Part I	Financial Information
Item 1	Consolidated Financial Statements
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)	2
	Consolidated Balance Sheets as of September 30, 2006 (unaudited), and December 31, 2005	3
	Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2006 (unaudited)	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4	Controls and Procedures	37

Part II	Other Information
Item 1	Legal Proceedings	38
Item 1A	Risk Factors	40
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6	Exhibits	42
Signature		43
EXHIBIT 4.1
EXHIBIT 4.2
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3

Part I. Item 1. Consolidated Financial Statements
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$613,942	$584,653	$1,706,298	$1,624,706
Cost of revenue(1)	133,094	124,020	380,857	367,607

Gross profit	480,848	460,633	1,325,441	1,257,099

Operating expenses:
Selling and marketing(1)	215,086	184,560	614,778	556,763
General and administrative(1)	66,156	60,686	210,570	183,736
Technology and content(1)	36,034	30,854	104,866	101,998
Amortization of intangible assets	26,569	30,756	86,860	94,204
Impairment of intangible asset	47,000	—	47,000	—
Amortization of non-cash distribution and marketing	711	5,138	9,578	9,055

Operating income	89,292	148,639	251,789	311,343
Other income (expense):
Interest income from IAC/InterActiveCorp	—	15,316	—	40,089
Other interest income	9,697	2,962	20,332	7,774
Interest expense	(4,857)	(310)	(7,230)	(384)
Write-off of long-term investment	—	(23,426)	—	(23,426)
Other, net	2,926	7,379	17,049	11,889

Total other income, net	7,766	1,921	30,151	35,942

Income before income taxes and minority interest	97,058	150,560	281,940	347,285
Provision for income taxes	(37,707)	(69,026)	(103,523)	(143,895)
Minority interest in (earnings) losses of consolidated subsidiaries, net	(374)	501	(623)	106

Net income	$58,977	$82,035	$177,794	$203,496

Net earnings per share available to common stockholders:
Basic	$0.18	$0.24	$0.52	$0.61
Diluted	0.17	0.23	0.50	0.59

Shares used in computing earnings per share:
Basic	330,359	336,409	340,660	335,833
Diluted	341,137	353,351	355,075	344,819

(1) Includes stock-based compensation as follows:
Cost of revenue	$1,816	$(4,052)	$6,627	$7,133
Selling and marketing	2,968	(861)	11,665	14,590
General and administrative	7,043	1,791	25,483	37,527
Technology and content	4,612	2,113	13,772	20,649

Total stock-based compensation	$16,439	$(1,009)	$57,547	$79,899

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$945,692	$297,416
Restricted cash and cash equivalents	18,274	23,585
Accounts and notes receivable, net of allowance of $4,365 and $3,914	216,947	174,019
Prepaid merchant bookings	53,040	30,655
Prepaid expenses and other current assets	62,002	64,569

Total current assets	1,295,955	590,244
Property and equipment, net	124,737	90,984
Long-term investments and other assets	56,113	39,431
Intangible assets, net	1,050,764	1,176,503
Goodwill	5,856,663	5,859,730

TOTAL ASSETS	$8,384,232	$7,756,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$658,452	$534,882
Accounts payable, other	126,934	107,580
Short-term borrowings	256	230,755
Deferred merchant bookings	623,944	406,948
Deferred revenue	11,083	7,068
Income taxes payable	80,396	43,405
Deferred income taxes, net	103	3,178
Other current liabilities	125,946	104,409

Total current liabilities	1,627,114	1,438,225
Long-term debt	500,000	—
Deferred income taxes, net	341,433	368,880
Derivative liabilities	30,845	105,827
Other long-term liabilities	34,427	38,423
Minority interest	55,960	71,774
Commitments and contingencies
Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000,000
Series A shares issued and outstanding: 846 and 846
Common stock $.001 par value	327	323
Authorized shares: 1,600,000,000
Shares issued: 327,428,245 and 323,184,577
Shares outstanding: 305,293,547 and 321,979,486
Class B common stock $.001 par value	26	26
Authorized shares: 400,000,000
Shares issued and outstanding: 25,599,998 and 25,599,998
Additional paid-in capital	5,865,119	5,695,498
Treasury stock — Common stock, at cost	(320,569)	(25,464)
Shares: 22,134,698 and 1,205,091
Retained earnings	242,772	64,978
Accumulated other comprehensive income (loss)	6,778	(1,598)

Total stockholders’ equity	5,794,453	5,733,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,384,232	$7,756,892

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)
(Unaudited)

										Accumulated
					Class B		Additional			other
	Preferred stock		Common stock		common stock		paid-in	Treasury	Retained	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stock	earnings	income (loss)	Total
Balance as of December 31, 2005	846	$—	323,184,577	$323	25,599,998	$26	$5,695,498	$(25,464)	$64,978	$(1,598)	$5,733,763

Comprehensive income:
Net income									177,794		177,794
Net loss on derivative contracts										(1,097)	(1,097)
Currency translation adjustment										9,473	9,473

Total comprehensive income											186,170

Settlement of derivative liability							71,584				71,584
Proceeds from exercise of equity instruments			4,243,668	4			29,163				29,167
Spin-Off related tax adjustment							17,465				17,465
Tax deficiencies on equity awards and other, net							(7,869)				(7,869)
Treasury stock activity related to exercise of equity instruments								(6,777)			(6,777)
Common stock repurchases								(288,328)			(288,328)
Modification of cash-based equity awards							2,930				2,930
Stock-based compensation expense							56,348				56,348

Balance as of September 30, 2006	846	$—	327,428,245	$327	25,599,998	$26	$5,865,119	$(320,569)	$242,772	$6,778	$5,794,453

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
Operating activities:
Net income	$177,794	$203,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,834	37,869
Amortization of intangible assets, non-cash distribution and marketing, and stock-based compensation	153,985	183,158
Deferred income taxes	(31,702)	29,948
Unrealized gain on derivative instruments, net	(11,609)	(12,000)
Equity in earnings of unconsolidated affiliates	(2,331)	(870)
Minority interest in earnings (losses) of consolidated subsidiaries, net	623	(106)
Write-off of long-term investment	—	23,426
Impairment of intangible asset	47,000	—
Other	785	690
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(39,767)	(28,468)
Prepaid merchant bookings and prepaid expenses	(30,178)	(39,047)
Accounts payable, other and other current liabilities	103,189	133,105
Accounts payable, merchant	122,307	212,804
Deferred merchant bookings	216,911	197,154
Deferred revenue	4,001	2,494

Net cash provided by operating activities	746,842	943,653

Investing activities:
Acquisitions, net of cash acquired	(29,830)	11,515
Capital expenditures	(67,580)	(40,859)
Increase in long-term investments and deposits	(1,820)	(2,379)
Transfers to IAC/InterActiveCorp, net	—	(753,613)
Other, net	—	(1,967)

Net cash used in investing activities	(99,230)	(787,303)

Financing activities:
Repayment of short-term borrowings	(230,649)	—
Proceeds from issuance of long-term debt, net of issuance costs	495,682	—
Changes in restricted cash and cash equivalents	(2,604)	(23,173)
Proceeds from exercise of equity awards	29,360	20,458
Excess tax benefit on equity awards	781	—
Treasury stock activity	(295,105)	—
Distribution to IAC/InterActiveCorp, net	—	(65,991)
Other, net	—	(2,601)

Net cash used in financing activities	(2,535)	(71,307)
Effect of exchange rate changes on cash and cash equivalents	3,199	1,164

Net increase in cash and cash equivalents	648,276	86,207
Cash and cash equivalents at beginning of period	297,416	141,668

Cash and cash equivalents at end of period	$945,692	$227,875

Supplemental cash flow information
Cash paid for interest	$2,859	$—
Income tax payments, net	63,955	5,115
See accompanying notes.

Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)
Note 1 – Basis of Presentation
     Description of Business
     Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States (“U.S.”) and abroad. These travel products and services are offered through a diversified portfolio of brands including: Expedia, Hotels.com, Hotwire.com, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations, Expedia Corporate Travel (“ECT”), eLong and TripAdvisor. In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these unaudited consolidated financial statements.
     On December 21, 2004, IAC/InterActiveCorp (“IAC”) announced its plan to separate into two independent public companies to allow each company to focus on its individual strategic objectives. We refer to this transaction as the “Spin-Off.” A new company, Expedia, Inc., was incorporated under Delaware law in April 2005, to hold substantially all of IAC’s travel and travel-related businesses. On August 9, 2005, the Spin-Off was completed and Expedia, Inc. shares began trading on NASDAQ under the symbol “EXPE.”
Basis of Presentation
     These accompanying financial statements present our results of operations, financial position, stockholders’ equity and comprehensive income (loss), and cash flows on a combined basis through the Spin-Off on August 9, 2005, and on a consolidated basis thereafter. We have prepared the combined financial statements from the historical results of operations and historical bases of the assets and liabilities with the exception of income taxes. We have computed income taxes using our stand-alone tax rate. The unaudited consolidated financial statements include Expedia, Inc., our wholly-owned subsidiaries, and entities we control. We have eliminated significant intercompany transactions and accounts.
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
Accounting Estimates
     We use estimates and assumptions in the preparation of our interim unaudited consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets

Notes to Consolidated Financial Statements — (Continued)
and liabilities and disclosure of contingent assets and liabilities as of the date of our interim unaudited consolidated financial statements. These estimates and assumptions also affect the reported amount of net income during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our interim unaudited consolidated financial statements include revenue recognition, accounting for merchant payables, recoverability of long-lived and intangible assets and goodwill, income taxes, occupancy tax, stock-based compensation and accounting for derivative instruments.
     Reclassifications
     We have reclassified prior period financial statements to conform to the current period presentation.
     In our consolidated statements of income for the three and nine months ended September 30, 2005, we reclassified stock-based compensation expense to the same operating expense line items as cash compensation paid to employees in accordance with the SEC Staff Accounting Bulletin No. 107 (“SAB 107”).
     In our consolidated statements of cash flows for the nine months ended September 30, 2005, we reclassified $13.1 million of transfers to IAC from financing activities to investing activities, and we reclassified $13.3 million of changes in restricted cash and cash equivalents to financing activities.
     In our consolidated balance sheet as of December 31, 2005, we reclassified $19.7 million from accounts payable, other, to accounts payable, merchant ($19.3 million) and other current liabilities ($0.4 million).
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
Note 2 – Summary of Significant Accounting Policies
     Stock-Based Compensation
     Effective January 1, 2006, we began accounting for stock-based compensation under the modified prospective method provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), and related guidance. Under SFAS 123(R), we continue to measure and amortize the fair value for all share-based payments consistent with our past practice under SFAS 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As a result, the adoption of SFAS 123(R) did not have a material impact on our financial position.
     We measure and amortize the fair value of restricted stock units, stock options and warrants as follows:
     Restricted Stock Units (“RSU”). RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a five-year period. We measure the value of RSUs at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. We record RSUs that may be settled by the holder in cash, rather than shares, as a liability and we remeasure these instruments at fair value at the end of each reporting period.

Notes to Consolidated Financial Statements — (Continued)
Upon settlement of these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date.
     Performance-based RSUs vest upon achievement of certain company-based performance conditions. On the date of grant, we assess whether it is probable that the performance targets will be achieved, and if assessed as probable, we determine the fair value of the performance-based award based on the fair value of our common stock at that time. We record compensation expense for these awards over the estimated performance period using the accelerated method under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — an interpretation of Accounting Principles Board Opinion No. 15 and 25. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.
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
     We have calculated an APIC pool pursuant to the provisions of SFAS 123(R). The APIC pool represents the excess tax benefits related to stock-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our consolidated statements of income. For the three and nine months ended September 30, 2006, we recorded tax deficiencies of $2.9 million and $10.0 million against the APIC pool; as a result, such deficiencies did not affect our results of operations. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive earnings per share. The adoption of SFAS 123(R) did not have a material impact on our dilutive shares.
     Prior to our adoption of SFAS 123(R), we recorded cash retained as a result of tax benefit deductions relating to stock-based compensation in operating activities in our consolidated statements of cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option (“EITF 00-15”). SFAS 123(R) supersedes EITF 00-15, amends SFAS No. 95, Statement of Cash Flows, and requires that, upon adoption, we present the tax benefit deductions relating to excess stock-based compensation deductions as a financing activity in our consolidated

Notes to Consolidated Financial Statements — (Continued)
statements of cash flows. For the nine months ended September 30, 2006, we reported $0.8 million of tax benefit deductions as a financing activity that previously would have been reported as an operating activity.
     Marketing Promotions
     We periodically provide incentive offers to our customers to encourage booking of travel products and services. We record these incentive offers in accordance with EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and EITF No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. Generally, our incentive offers are as follows:
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
     New Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes guidance related to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are in the process of determining the impact, if any, of this interpretation on our results from operations, financial position or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies when another standard requires or permits assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. We are in the process of determining the impact, if any, of this statement on our results from operations, financial position or cash flows.
Note 3 – Goodwill and Intangible Assets
     The following table presents our goodwill and intangible assets as of September 30, 2006, and December 31, 2005:

Notes to Consolidated Financial Statements — (Continued)

	September 30,	December 31,
	2006	2005
	(in thousands)
Goodwill	$5,856,663	$5,859,730
Intangible assets with indefinite lives	866,301	912,972
Intangible assets with definite lives, net	184,463	263,531

	$6,907,427	$7,036,233

     We perform our annual assessment of possible impairment of goodwill and intangible assets as of October 1, or more frequently if events and circumstances indicate that impairment may have occurred. We are currently in the early stages of the process of performing this annual assessment and have not yet reached any conclusions related thereto.
     Our indefinite lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions. Based on lower than expected year-to-date revenue growth, we determined that our indefinite lived trade name intangible asset related to Hotwire might be impaired as of September 30, 2006. Accordingly, in connection with the preparation of our financial statements for the three months ended September 30, 2006, we performed a valuation of that asset and determined that its carrying amount exceeded its fair value and recognized an impairment charge of $47.0 million. We based our measurement of fair value of the trade name intangible asset using the relief-from-royalty method. This method assumes that a trade name has value to the extent that its owner is relieved of the obligation to pay royalties for the benefits received therefrom.
Note 4 – Debt
     Short-term Borrowings
     In July 2005, we entered into a $1.0 billion five-year unsecured revolving credit facility with a group of lenders, which was effective as of the Spin-Off, and is unconditionally guaranteed by certain Expedia subsidiaries. The facility bears interest based on our financial leverage, which as of September 30, 2006, was equal to LIBOR plus 0.625%. The facility also contains financial covenants consisting of a leverage ratio and a minimum net worth requirement. As of September 30, 2006, we were in compliance with all financial covenants.
     The amount of stand-by letters of credit issued under the facility reduces the amount available to us. As of September 30, 2006, and December 31, 2005, there was $51.8 million and $53.2 million of outstanding stand-by letters of credit issued under the facility. As of December 31, 2005, we had $230.0 million outstanding under the facility, which we fully repaid during the quarter ended March 31, 2006. As of September 30, 2006, there was no amount outstanding under the facility.
     Long-term Debt
     In August 2006, we privately placed $500.0 million of senior unsecured notes due 2018 (the “Notes”). We intend to file a registration statement to permit the exchange of the Notes for registered notes having the same financial terms and covenants as the privately placed notes. We plan to use the net proceeds of $495.7 million for general corporate purposes, which may include repurchase of common stock, repayment of debt, acquisitions, investments, additions to working capital, capital expenditures and advances to or investments in our subsidiaries.
     The Notes bear a fixed rate interest of 7.456% with interest payable semi-annually in February and August of each year, beginning in February 2007. The amount of accrued interest related to the Notes was $4.1 million as

Notes to Consolidated Financial Statements — (Continued)
of September 30, 2006. The Notes are repayable in whole or in part on August 15, 2013, at the option of the holder of such Notes, at 100% of the principal amount plus accrued interest. We may redeem the Notes in accordance with the terms of the agreement, in whole or in part at any time at our option.
     The Notes are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The Notes include covenants that limit our ability to (i) incur liens, (ii) enter into sale and leaseback transactions and (iii) merge, consolidate or sell substantially all of our assets. As of September 30, 2006, we were in compliance with all covenants.
Note 5 – Derivative Instruments
     The fair value of our derivative financial instruments generally represents the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date. Our derivative liabilities balance consists of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Ask Jeeves Convertible Subordinated Notes	$21,700	$104,800
Cross-currency swaps and other	9,145	1,027

	$30,845	$105,827

     As a result of the Spin-Off, we assumed certain obligations to IAC related to IAC’s Ask Jeeves Convertible Subordinated Notes (“Ask Jeeves Notes”). During the nine months ended September 30, 2006, certain of these notes were converted and we released approximately 3.0 million shares of our common stock from escrow with a fair value of $71.6 million to satisfy the conversion requirements. For the three and nine months ended September 30, 2006, we recorded in other income a net unrealized loss of $0.6 million and a net unrealized gain of $11.5 million related to the derivative liability on the outstanding Ask Jeeves Notes.
     During October 2006, additional notes were converted and we released approximately 0.5 million shares of our common stock from escrow with a fair value of $14.5 million to satisfy the conversion requirements. As of November 13, 2006, we estimate that we could be required to release from escrow up to 0.8 million shares of our common stock (or pay cash in equal value, in lieu of issuing such shares). The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation to satisfy demands for conversion ceases.
     We enter into cross-currency swaps to hedge against the change in value of certain intercompany loans denominated in currencies other than the lending subsidiaries’ functional currencies. These swaps have been designated as cash flow hedges and are re-measured at fair value each reporting period.
Note 6 – Stock-Based Awards and Other Equity Instruments
     Our 2005 Stock and Annual Incentive Plan provides for grants of restricted stock, restricted stock awards (“RSA”), RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of September 30, 2006, we had approximately 7.7 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.
     RSUs, which are awards in the form of phantom shares or units that are denominated in a hypothetical equivalent number of shares of our common stock, are our primary form of stock-based award. While we do

Notes to Consolidated Financial Statements — (Continued)
not generally compensate our employees with stock options, when we do make such grants, they are granted at an exercise price not less than the fair market value of the stock on the grant date. The terms and conditions upon which the stock options become exercisable vary.
     We have fully vested stock warrants with expiration dates through February 2012 outstanding, certain of which trade on the NASDAQ under the symbols “EXPEW” and “EXPEZ.” Each stock warrant is exercisable for a certain number of shares of our common stock or a fraction thereof. As of September 30, 2006, and December 31, 2005, we had approximately 58.5 million warrants outstanding with a weighted average exercise price of $22.33, which if exercised in full would entitle holders to acquire 34.6 million of our common shares.
     As of September 30, 2006, we had approximately 7.1 million RSUs and a minimal number of RSAs outstanding. The following table presents a summary of these awards from December 31, 2005, through September 30, 2006:

		Weighted
		Average
		Grant-Date
	RSU and RSA	Fair Value
	(in thousands)
Beginning balance as of December 31, 2005	5,765	$24.08
Granted	4,305	18.82
Vested and released	(1,266)	23.88
Cancelled	(1,648)	23.18

Ending balance as of September 30, 2006	7,156	21.13

     During 2006, we granted approximately one million performance-based RSUs to certain senior executives. In order for these awards to vest, certain performance targets must be achieved. The fair value of substantially all of these awards at the grant date was $18.9 million with a weighted average fair value of $19.39 per share. We are amortizing the fair value on an accelerated basis over the estimated probable period of time to achieve the target.
     The following table presents a summary of stock option activity from December 31, 2005, through September 30, 2006:

		Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
	(in thousands)		(in years)	(in thousands)
Beginning balance as of December 31, 2005	27,706	$15.71
Exercised	(3,108)	9.43
Cancelled	(745)	19.89

Ending balance as of September 30, 2006	23,853	$16.40	3.6	$94,240

Exercisable as of September 30, 2006	19,846	$13.36	2.6	$94,008

     The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at September 30, 2006, based on our the closing stock price of $15.68 as of the last trading date. The total intrinsic value of stock options exercised was $30.1 million for the nine months ended September 30, 2006.
     For the three months ended September 30, 2006, we recorded stock-based compensation expense of $16.4 million and a related income tax benefit of $5.3 million. For the three months ended September 30, 2005, we recorded a stock-based compensation benefit of $1.0 million and a related income tax expense of $1.1 million. During the three months ended September 30, 2005, we recorded a cumulative benefit from a change in

Notes to Consolidated Financial Statements — (Continued)
estimate related to increased forfeiture rates, which resulted in a $35.3 million reduction in non-cash compensation expense ($22.5 million, net of income tax expense), partially offset by a $5.4 million expense related to the modification of existing stock-based compensation awards in connection with the Spin-Off in 2005.
     For the nine months ended September 30, 2006 and 2005, we recognized stock-based compensation expense of $57.5 million and $79.9 million. The total income tax benefit related to this compensation expense was $19.6 million and $27.2 million for those periods.
     Cash received from stock-based award exercises for the nine months ended September 30, 2006, was $29.4 million. Our employees that held vested stock options prior to the Spin-Off received vested stock options in both Expedia and IAC. As these stock options are exercised, we receive a tax deduction. Total income tax benefits realized during the nine months ended September 30, 2006 associated with the exercise of IAC and Expedia stock-based awards held by our employees were $29.0 million, of which we recorded approximately $13.8 million as a reduction of goodwill.
     As of September 30, 2006, there was approximately $159 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 1.9 years.
Note 7 – Income Taxes
     We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.
     Our effective tax rate was 38.8% and 36.7% for the three and nine months ended September 30, 2006. Our effective tax rate is higher than the 35% statutory rate primarily due to state income taxes and the valuation allowance on certain foreign losses, partially offset by the disallowance for tax purposes of the mark-to-market net gain related to our derivative instruments.
     Our effective tax rate was 45.8% and 41.4% for the three and nine months ended September 30, 2005, which was higher than the 35% statutory rate primarily due to a loss from our write-off of a long-term investment as of September 30, 2005 that is not deductible for tax purposes until realized, state taxes, non-deductible stock compensation and non-deductible transaction expenses related to the Spin-Off from IAC.
     For the period January 1, 2005 through the Spin-Off date, we were a member of the IAC consolidated tax group. Under the terms of the Tax Sharing Agreement with IAC, IAC can make certain elections in preparation of tax returns prior to the Spin-Off date, which may change the amount of income taxes we owe for the period after the Spin-Off. During the three months ended September 30, 2006, we recorded $17.5 million of such changes as adjustments to stockholders’ equity.
Note 8 – Earnings Per Share
     The following table presents our basic and diluted earnings per share:

Notes to Consolidated Financial Statements — (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income	$58,977	$82,035	$177,794	$203,496

Net earnings per share available to common stockholders:
Basic	$0.18	$0.24	$0.52	$0.61
Diluted	0.17	0.23	0.50	0.59

Weighted average number of shares outstanding:
Basic	330,359	336,409	340,660	335,833

Dilutive effect of:
Options to purchase common stock	6,351	9,022	7,879	3,007
Warrants to purchase common stock	2,288	4,872	3,548	4,963
Other dilutive securities	2,139	3,048	2,988	1,016

Diluted	341,137	353,351	355,075	344,819

     For the three and nine months ended September 30, 2005, we included the dilutive effect of certain warrants for the period prior to the Spin-off since the terms of the stock warrant agreements obligated us, as of the Spin-Off, to issue underlying common stock. We did not have such obligations for options and other dilutive securities.
Note 9 – Stockholders’ Equity
     Share Repurchases
     In May 2006, our Board of Directors authorized the share repurchase of up to 20 million outstanding shares of our common stock. In July 2006, we completed the repurchase of all 20 million shares for a total cost of $288.3 million, at an average price of $14.42 per share including transaction costs. All shares were repurchased in the open market at prevailing market prices.
     In August 2006, our Board of Directors authorized another share repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchase. As of November 13, 2006, we have not made any share repurchases under this authorization.
Note 10 – Acquisitions
     Put and Call Option Agreements
     In connection with our acquisitions of certain subsidiaries, we had call and put option agreements in place to acquire the remaining shares held by the minority shareholders of two companies. In April 2006, we acquired the remaining 8.6% minority ownership interest in one subsidiary for $3.3 million in cash and recorded a $3.1 million liability that will be paid in cash over the next two years. In June 2006, we incurred an obligation to acquire 3.5% of the remaining 4.9% minority ownership in another subsidiary for $13.0 million, which we settled in cash during the third quarter of 2006. We acquired the remaining 1.4% minority ownership in that subsidiary during the third quarter of 2006 for $5.3 million in cash.

Notes to Consolidated Financial Statements — (Continued)
Note 11 – Commitments and Contingencies
     Purchase Obligations
     At November 13, 2006, we have agreements with certain vendors under which we have future minimum obligations as follows: $3.4 million during the remainder of 2006, $13.9 million in 2007, $6.2 million in 2008 and $6.2 million in 2009. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use. In addition, if certain obligations are met by our counterparties, our obligations will increase.
     Legal Proceedings
     In the ordinary course of business, we are a party to various lawsuits. In the opinion of management, we do not expect these lawsuits to have a material impact on the liquidity, results of operations or financial condition of Expedia. We also evaluate other potential contingent matters, including value-added tax, federal excise tax, transient occupancy or accommodation tax and similar matters. We do not believe that the aggregate amount of liability that could be reasonably possible with respect to these matters would have a material adverse affect on our financial results.
Note 12 – Related Party Transactions
     Expenses Allocated from IAC
     Prior to Spin-Off, our operating expenses included allocations from IAC for accounting, treasury, legal, tax, corporate support, human resource functions and internal audit. For the three and nine months ended September 30, 2005, expenses allocated from IAC were $0.9 million and $5.0 million. We recorded the expense allocation from IAC in general and administrative expense in our consolidated statements of income.
     Additional allocations from IAC prior to the Spin-Off related to stock-based compensation expense attributable to our employees. Stock-based compensation expense allocated from IAC was $56.5 million for the period from January 1, 2005 to August 9, 2005.
     Interest Income from IAC
     The interest income from IAC/InterActiveCorp recorded in our consolidated statements of income for the three and nine months ended September 30, 2005, arose from intercompany receivable balances from IAC. The interest income from IAC ceased upon Spin-Off on August 9, 2005.
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

Notes to Consolidated Financial Statements — (Continued)
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
     In May 2006, an airplane that we own indirectly with IAC was placed into service and is being depreciated over 10 years.
     Commercial Agreements with IAC
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
     During the three months ended September 30, 2006, we recorded income of $0.6 million from IAC businesses, and recorded expense of $8.6 million to IAC businesses. During the nine months ended September 30, 2006, we recorded income of $1.9 million from IAC businesses, and recorded expense of $25.6 million to IAC businesses. Amounts receivable from IAC businesses, which are included in accounts and notes receivable, totaled $0.1 million as of September 30, 2006, and $0.6 million as of December 31, 2005. Amounts payable to IAC businesses, which are included in accounts payable, trade, totaled $7.4 million as of September 30, 2006, and $3.6 million as of December 31, 2005.
     Other Transactions with IAC
     On October 2, 2006, eLong sold one of its businesses to a subsidiary of IAC for a sale price of $14.6 million in cash. The net assets and operating results of this subsidiary are not material to our consolidated results from operations, financial position or cash flows.
     Agreements with Microsoft Corporation
     We have various agreements with Microsoft Corporation (“Microsoft”), which is the beneficial owner of more than 5% of our outstanding common stock, including an agreement that maintains our presence as the provider of travel shopping services on MSN.com and several international MSN websites. Total expense incurred with respect to these agreements was $5.7 million and $17.5 million for the three and nine months ended September 30, 2006 and $5.3 million and $12.0 million for the three and nine months ended September 30, 2005. Amounts payable related to these agreements was $5.8 million and $6.2 million as of September 30, 2006, and December 31, 2005.
     Prior to November 1999, Microsoft owned 100% of our outstanding common stock. Concurrent with our separation from them, we entered into a tax allocation agreement whereby we must pay Microsoft for a portion of the tax savings resulting from the exercise of certain stock options when we realize the tax savings on our tax return. We recorded $36.3 million in other long-term liabilities on our consolidated balance sheet as of December 31, 2005. As of September 30, 2006, we realized $6.0 million of tax savings on our tax return; and therefore, we reclassified $6.0 million to other current liabilities from other long-term liabilities, which we anticipate paying during the fourth quarter of 2006.

Notes to Consolidated Financial Statements — (Continued)
Note 13 – Segment Information
     Beginning with the first quarter of 2006, we have two reportable segments: North America and Europe. The change from a single reportable segment is a result of the reorganization of our business. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is “Operating Income Before Amortization” (defined below), which includes allocations of certain expenses, primarily cost of revenue and facilities, to the segments. We base the allocations primarily on transaction volumes and other usage metrics; this methodology is periodically evaluated and may change. We do not allocate certain expenses to reportable segments such as partner services, product development, accounting, human resources and legal. We include these expenses in Corporate and Other.
     Our North America segment provides a full range of travel services to customers in the U.S., Canada and Mexico. This segment operates through a variety of brands including Expedia, Hotels.com, Hotwire.com TripAdvisor and Classic Vacations. Our Europe segment provides travel services primarily through localized Expedia websites in the United Kingdom, France, Germany, Italy and the Netherlands, as well as localized versions of Hotels.com in various European countries.
     Corporate and Other includes ECT, Expedia Asia Pacific and unallocated corporate functions and expenses. ECT provides travel products and services to corporate customers in North America and Europe. Expedia Asia Pacific provides online travel information and reservation services in Australia and the People’s Republic of China. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense in Corporate and Other.
     The following table presents our segment information for the three and nine months ended September 30, 2006. We have not reported segment information for the three and nine months ended September 30, 2005, as it is not practicable to do so. In addition, we do not currently allocate assets to our operating segments, nor do we report such information to our chief operating decision makers.

Notes to Consolidated Financial Statements — (Continued)

	Three months ended September 30,
	2006				2005
	North		Corporate and
	America	Europe	Other	Total	Total
			(in thousands)
Revenue	$450,294	$135,028	$28,620	$613,942	$584,653

Operating Income Before Amortization	$209,837	$44,130	$(73,956)	$180,011	$183,524
Amortization of intangible assets	—	—	(26,569)	(26,569)	(30,756)
Impairment of intangible asset	—	—	(47,000)	(47,000)	—
Stock-based compensation	—	—	(16,439)	(16,439)	1,009
Amortization of non-cash distribution and marketing	(711)	—	—	(711)	(5,138)

Operating income (loss)	$209,126	$44,130	$(163,964)	$89,292	$148,639

	Nine months ended September 30,
	2006				2005
	North		Corporate and
	America	Europe	Other	Total	Total
			(in thousands)
Revenue	$1,288,144	$334,569	$83,585	$1,706,298	$1,624,706

Operating Income Before Amortization	$578,384	$93,093	$(218,703)	$452,774	$494,501
Amortization of intangible assets	—	—	(86,860)	(86,860)	(94,204)
Impairment of intangible asset	—	—	(47,000)	(47,000)	—
Stock-based compensation	—	—	(57,547)	(57,547)	(79,899)
Amortization of non-cash distribution and marketing	(9,578)	—	—	(9,578)	(9,055)

Operating income (loss)	$568,806	$93,093	$(410,110)	$251,789	$311,343

     Definition of Operating Income Before Amortization (“OIBA”)
     We provide OIBA as a supplemental measure to GAAP. We define OIBA as operating income plus: (1) amortization of non-cash distribution and marketing expense, (2) stock-based compensation expense, (3) amortization of intangible assets and goodwill and intangible asset impairment, if applicable and (4) certain one-time items, if applicable.
     OIBA is the primary operating metric used by which management evaluates the performance of our business, on which internal budgets are based, and by which management is compensated. Management believes that investors should have access to the same set of tools that management uses to analyze our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the comparable GAAP measures, GAAP financial statements, and descriptions of the reconciling items and adjustments, to derive the non-GAAP measure. We present a reconciliation of this non-GAAP financial measure to GAAP below.
     OIBA represents the combined operating results of Expedia, Inc.’s businesses, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of other non-cash expenses that may not be indicative of our core business operations. We believe this measure is useful to investors for the following reasons:
•	it corresponds more closely to the cash operating income generated from our core operations by excluding significant non-cash operating expenses;

Notes to Consolidated Financial Statements — (Continued)
•	it aids in forecasting and analyzing future operating income as stock-based compensation, non-cash distribution and marketing expenses and intangible assets amortization, assuming no subsequent acquisitions, are likely to decline going forward; and

•	it provides greater insight into management decision making at Expedia, as OIBA is our primary internal metric for evaluating the performance of our business.
     OIBA has certain limitations in that it does not take into account the impact of certain expenses to our consolidated statements of income, including stock-based compensation, non-cash payments to partners, acquisition-related accounting and certain one-time items, if applicable. Due to the high variability and difficulty in predicting certain items that affect net income, such as tax rates, stock price and interest rates, we are unable to provide a reconciliation to net income on a forward-looking basis without unreasonable efforts.
     Reconciliation of OIBA to Operating Income and Net Income
     The following table presents a reconciliation of OIBA to operating income and net income for the three and nine months ended September 30, 2006 and 2005:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
OIBA	$180,011	$183,524	$452,774	$494,501
Amortization of intangible assets	(26,569)	(30,756)	(86,860)	(94,204)
Impairment of intangible asset	(47,000)	—	(47,000)	—
Stock-based compensation	(16,439)	1,009	(57,547)	(79,899)
Amortization of non-cash distribution and marketing	(711)	(5,138)	(9,578)	(9,055)

Operating income	89,292	148,639	251,789	311,343

Interest income, net	4,840	17,968	13,102	47,479
Write-off of long-term investment	—	(23,426)	—	(23,426)
Other, net	2,926	7,379	17,049	11,889
Provision for income taxes	(37,707)	(69,026)	(103,523)	(143,895)
Minority interest in (earnings) losses of consolidated subsidiaries, net	(374)	501	(623)	106

Net income	$58,977	$82,035	$177,794	$203,496

Part I. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2.
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
Overview
     Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. We have created a global travel marketplace used by a broad range of leisure and corporate travelers and offline retail travel agents as well as travel service providers. We make available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, destination service providers, cruise lines and other travel product and service companies.
     Our portfolio of brands includes: Expedia, Hotels.com, Hotwire.com, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations, Expedia Corporate Travel (“ECT”), eLong and TripAdvisor. In addition, many of these brands have related international points of sale. For additional information about our portfolio of brands, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Industry Trends
     The travel industry, which includes travel agencies and travel suppliers, has been characterized by rapid and significant change.
     The United States (“U.S.”) airline industry has experienced significant turmoil in recent years, with several of the largest airlines seeking the protection of Chapter 11 bankruptcy proceedings. The need to rationalize high fixed cost structures to better compete with low cost carriers offering “no frills” flights at discounted prices, as well as jet fuel inflation have caused the airlines to aggressively pursue cost reductions in every aspect of their operations. These cost reduction efforts include distribution costs, which the airlines have pursued by increasing direct distribution though their proprietary websites, as well as seeking to reduce travel agent commissions and overrides. The airlines have also generally successfully reduced their fees with the Global Distribution System (“GDS”) intermediaries as their contracts with the GDSs expired in mid to late 2006. These reductions impact travel agents as large agencies have historically received a meaningful portion of their air remuneration from GDS providers.
     In addition, the U.S. airline industry has recently experienced increased load factors and ticket prices. At the same time, the airline carriers which participate in the Expedia marketplace have been reducing their domestic flight capacities; while the lower cost carriers that are largely replacing this capacity generally do not currently participate in the Expedia marketplace. These trends have affected our ability to obtain inventory in our agency and merchant air businesses, reduced discounts for merchant air tickets and limited the supply of merchant air tickets for use in our package travel offerings.
     As a result of these industry dynamics and reduced economics stemming from recently negotiated GDS and airline agreements, Expedia’s air revenue per ticket has declined significantly since the fourth quarter of 2004, and we anticipate it will continue to decline further during the remainder of 2006 and into 2007.
     The hotel sector has recently been characterized by robust traveler demand and constrained supply, resulting in increasing occupancy rates and average daily rates (“ADR”). Industry experts expect demand growth to continue to outstrip supply through at least 2007. While increasing ADRs generally have a positive effect on our merchant hotel operations as our remuneration increases proportionally with the room price, higher ADRs can impact underlying demand, and higher occupancies can restrict our ability to obtain merchant hotel inventory, particularly in very high occupancy destinations such as Las Vegas and New York. Higher occupancies also tend to drive lower margins as hotel room suppliers have less need for third party intermediaries to meet demand.
     Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, 29% of U.S. leisure and unmanaged travel expenditures occurred online in 2005, more than double the 14% rate in 2002. An estimated 14% of European travel was booked online in 2005, up from just 4% in 2002. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services over the last several years, with supplier growth outpacing online growth since 2002. Differentiation among the various website offerings have narrowed in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on features other than price.
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
     Innovate on behalf of travelers and supplier partners. We have a long tradition of innovation, from Expedia.com’s inception as a division of Microsoft, to our introduction of more recent innovations such as Expedia ® Fare Alerts, Travel Ticker™ by Hotwire.com™ and ECT’s business intelligence toolset. In addition,

Expedia.com introduced the ThankYou customer rewards program during the fourth quarter of 2006 whereby travelers earn rewards points for their travel bookings. We intend to continue to aggressively innovate on behalf of our travelers and suppliers, including our current efforts in building a scaleable, extensible, service-oriented technology platform, which will extend across our portfolio of brands. We expect our worldwide points of sale to migrate to the new platform beginning in 2007.
     Expand our international and corporate travel businesses. We currently operate Expedia-branded websites in the U.S., Australia, Canada, France, Germany, Italy, the Netherlands, the United Kingdom, Denmark, Sweden and Norway. We intend to continue investing in and growing our existing international points of sale. We anticipate launching additional sites in new countries in the future where we find large travel markets and rapid growth of online commerce, such as Japan where we plan to launch a hotels-only site in late 2006. We also operate Hotels.com-branded websites in over 30 international locations. In addition, we operate sites in the People’s Republic of China through eLong. ECT currently conducts operations in the U.S., Belgium, Canada, France, the United Kingdom and Germany. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe expanding our corporate travel business also increases our appeal to travel product and service suppliers, as the average corporate traveler has a higher incidence of first class and international travel than the average leisure traveler.
     Expand our product and service offerings worldwide. In general, through our websites, we offer the most comprehensive array of innovative travel products and services to travelers. We plan to continue improving and growing these offerings, as well as expanding them to our worldwide points of sale over time.
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
     Seasonality
     We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters of the year as travelers plan and book their spring, summer and holiday travel. The number of bookings decreases in the fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by a month or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations or a change in our product mix may influence the typical trend of our seasonality in the future.
Critical Accounting Policies and Estimates
     Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because they require that we use judgment and estimates in applying those policies. We prepare our consolidated financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States (“GAAP”). Preparation of the consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

     There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:
•	it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate; and

•	changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.
     For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Stock-Based Compensation
     Effective January 1, 2006, we began accounting for stock-based compensation under the modified prospective method provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), and related guidance. Under SFAS 123(R), we continue to measure and amortize the fair value for all share-based payments consistent with our past practice under SFAS 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As a result, the adoption of SFAS 123(R) did not have a material impact on our financial position.
     We have calculated an additional paid-in capital (“APIC”) pool pursuant to the provisions of SFAS 123(R). The APIC pool represents the excess tax benefits related to stock-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our consolidated statements of income. For the three and nine months ended September 30, 2006, we recorded tax deficiencies of $2.9 million and $10.0 million against the APIC pool; as a result, such deficiencies did not affect our results of operations. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive earnings per share. The adoption of SFAS 123(R) did not have a material impact on our dilutive shares.
     Prior to our adoption of SFAS 123(R), we recorded cash retained as a result of tax benefit deductions relating to stock-based compensation in operating activities in our consolidated statements of cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option (“EITF 00-15”). SFAS 123(R) supersedes EITF 00-15, amends SFAS No. 95, Statement of Cash Flows, and requires that, upon adoption, we present the tax benefit deductions relating to excess stock-based compensation deductions as a financing activity in our consolidated statements of cash flows. For the nine months ended September 30, 2006, we reported $0.8 million of tax benefit deductions as a financing activity that previously would have been reported as an operating activity.
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
     Marketing Promotions
     We periodically provide incentive offers to our customers to encourage booking of travel products and services. We record these incentive offers in accordance with Emerging Issues Task Force (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and EITF No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. Generally, our incentive offers are as follows:
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
New Accounting Pronouncements
     For a discussion of new accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements.
Operating Metrics
     Our operating results are affected by certain metrics that represent the selling activities generated by our travel products and services. As travelers have increased their use of the internet to book their travel arrangements, we have seen our gross bookings increase, reflecting the growth in the online travel industry and our business acquisitions. Gross bookings represent the total retail value of transactions booked for both agency and merchant transactions, recorded at the time of booking reflecting the total price due for travel by travelers, including taxes, fees and other charges, and are generally not reduced for cancellations and refunds.
     Reclassifications
     For the three and nine months ended September 30, 2005, we adjusted allocations for certain points of sale to conform to current period presentation. The allocation adjustment impacted domestic and international gross bookings and revenue but did not impact gross bookings or revenue on a consolidated basis. The following table presents a summary of the impact that the adjusted allocations had on the percentage change from 2005 to 2006 for the periods indicated below:

	Three months ended		Nine months ended
	September 30		September 30
	Pre-	Post-	Pre-	Post-
	Adjustment	Adjustment	Adjustment	Adjustment
Domestic gross bookings	1%	2%	6%	7%
International gross bookings	32%	29%	28%	24%

Domestic revenue	(5%)	(3%)	(3%)	(1%)
International revenue	41%	30%	34%	24%
     Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)			($ in thousands)
Gross bookings	$4,260,955	$3,937,576	8%	$13,473,926	$12,156,396	11%
Revenue margin	14.4%	14.8%		12.7%	13.4%
     Gross bookings increased $0.3 billion and $1.3 billion for the three and nine months ended September 30, 2006, compared to the same periods in 2005. Domestic gross bookings increased 2% and 7% for the three and nine months ended September 30, 2006, compared to the same periods in 2005. International gross bookings increased 29% and 24% for the three and nine months ended September 30, 2006, compared to the same periods in 2005.
     Revenue margin, which is defined as revenue as a percentage of gross bookings, decreased 44 basis points and 70 basis points for the three and nine months ended September 30, 2006, compared to the same periods in 2005. Revenue margin for our domestic operations decreased 70 basis points and 95 basis points for the three and nine months ended September 30, 2006, compared to the same periods in 2005. Revenue margin for our international operations increased 19 basis points and one basis point for the three and nine months ended September 30, 2006, compared to the same periods in 2005.
     The declines in worldwide revenue margins were primarily due to declines in domestic air revenue per ticket, coupled with an increase in average worldwide airfares of 11% for both the three and nine months ended September 30, 2006, compared to the same periods in 2005, as our remuneration generally does not vary with the price of the ticket. Worldwide merchant hotel margins decreased compared with the three months and nine months ended September 30, 2005, but the increased mix of merchant hotel revenue offset the impact on overall revenue margin.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005
     Reclassifications
     For the three and nine months ended September 30, 2005, we reclassified stock-based compensation expense to the same operating expense line items as cash compensation paid to employees in accordance with the SEC Staff Accounting Bulletin No. 107.
     Revenue

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)			($ in thousands)
Revenue	$613,942	$584,653	5%	$1,706,298	$1,624,706	5%
     Revenue increased for the three and nine months ended September 30, 2006, compared to the same periods in 2005, primarily due to increases in our worldwide merchant hotel business, partially offset by decreases in our domestic air business. For the three and nine months ended September 30, 2006, domestic revenue decreased by 3% and 1% compared to the same periods in 2005. For the three and nine months ended September 30, 2006, international revenue increased by 30% and 24% compared to the same periods in 2005.
     Worldwide merchant hotel revenue increased 14% and 12% for the three and nine months ended September 30, 2006, compared to the same periods in 2005. These increases were primarily due to a 9% and 11% increase in room nights stayed, including rooms delivered as a component of vacation packages. For the same periods year-over-year, revenue per room night increased 5% and 1%. The increase in revenue per room night for the three and nine months ended September 30, 2006, compared to the same periods in 2005, was primarily due to a 7% and 4% increase in worldwide ADRs, partially offset by a decrease in hotel raw margin (defined as hotel net revenue as a percentage of hotel gross revenue). Our merchant hotel raw margins have decreased in 2005 and 2006 as hotel room suppliers have taken advantage of higher occupancies and the efficacy of their own online distribution to negotiate more favorable terms.
     Worldwide air revenue decreased 23% and 14% for the three and nine months ended September 30, 2006, compared to the same periods in 2005, primarily due to reduced economics stemming from recently negotiated GDS and airline agreements as well as continued reductions in agency compensation by domestic carriers. For the same periods year-over-year, revenue per ticket decreased by 17% and 12% and air tickets sold decreased 6% and 2%. The decrease in air tickets sold reflects the continued challenges in obtaining air inventory in light of record industry load factors and the reduction in relative capacity of carriers participating in our worldwide marketplace. The reduced availability of merchant air inventory also affected our packages revenue, which decreased 2% and grew only 1% for the three and nine months ended September 30, 2006, compared to the same periods in 2005.

     Cost of Revenue and Gross Profit

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$133,094	$124,020	7%	$380,857	$367,607	4%
% of revenue	22%	21%		22%	23%

Gross profit	$480,848	$460,633	4%	$1,325,441	$1,257,099	5%
% of revenue	78%	79%		78%	77%
     Cost of revenue increased for the three months ended September 30, 2006, compared to the same period in 2005, primarily due to higher stock-based compensation and higher costs associated with the increase in transaction volumes. Stock-based compensation increased in comparison to the prior year period due to the third quarter of 2005 change in estimated forfeiture rates used to determine stock-based compensation, which resulted in a decrease in stock-based compensation expense. Cost of revenue increased for the nine months ended September 30, 2006, compared to the same period in 2005, primarily due to higher costs associated with the increase in transaction volumes.
     Gross profit increased for the three months ended September 30, 2006, compared to the same period in 2005, primarily due to an increase in revenue, partially offset by higher stock-based compensation. Gross profit increased for the nine months ended September 30, 2006, compared to the same periods in 2005, primarily due to an increase in revenue.
     Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)			($ in thousands)
Selling and marketing	$215,086	$184,560	17%	$614,778	$556,763	10%
% of revenue	35%	32%		36%	34%
     Selling and marketing increased for the three and nine months ended September 30, 2006, compared to the same periods in 2005, primarily due to growth in personnel-related expenses and increased marketing at Hotels.com to drive merchant hotel bookings. In addition, we continue to increase our selling and marketing spending in our European points of sale. These increases were partially offset by a decline in marketing spend for our Expedia.com point of sale.
     While we remain focused on optimizing the efficiency of our various selling and marketing channels, we expect the absolute amounts spent in selling and marketing to increase over time due to continued expansion of our international businesses, inflation in search-related and other traffic acquisition vehicles, lower marketing efficiencies, and increased fixed costs associated with the increase in staffing in our market management area. We expect selling and marketing expense to continue to increase as a percentage of revenue for the full year 2006 due to continued expansion of our earlier stage international businesses, inflation in search-related and other traffic acquisition vehicles, lower marketing efficiencies and increased fixed personnel costs versus 2005.

     General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)			($ in thousands)
General and administrative	$66,156	$60,686	9%	$210,570	$183,736	15%
% of revenue	11%	10%		12%	11%
     General and administrative expense increased for the three months ended September 30, 2006, compared to the same period in 2005, primarily due to an increase in stock-based compensation expense, partially offset by lower other compensation expense in 2006.
     General and administrative expense increased for the nine months ended September 30, 2006, compared to the same period in 2005, primarily due to an increase in our use of professional services and costs to build our executive teams and supporting staff levels, largely in connection with being a stand-alone public company as well as increased legal expenses primarily associated with litigation, partially offset by a decrease in stock-based compensation expense. Stock-based compensation expense decreased for the nine months ended September 30, 2006, compared to the same period in 2005, due to stock options that are completing their vesting cycles and higher forfeiture rates in 2006. We expect general and administrative expense to increase as a percentage of revenue for full year 2006 versus 2005 due to incremental costs as a stand-alone public company and increased legal expenses.
     Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)			($ in thousands)
Technology and content	$36,034	$30,854	17%	$104,866	$101,998	3%
% of revenue	6%	5%		6%	6%
     Technology and content increased for the three and nine months ended September 30, 2006, compared to the same periods in 2005 primarily due to growth in personnel-related expenses in our software development and engineering teams as we increase our level of website innovation. For the three months ended September 30, 2006, higher stock-based compensation expense also contributed to the increase. However, for the nine months ended September 30, 2006, this increase was partially offset by lower year-to-date stock-based compensation expense.
     Given the increasing complexity of our business and our investments in geographic expansion, an enterprise data warehouse, call center technology, site merchandising, content, corporate travel, supplier integration, service-oriented architecture and other initiatives, we expect absolute amounts spent on technology and content expenses to increase as a percentage of revenue for full year 2006 and 2007.
     Amortization of Intangible Assets

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)			($ in thousands)
Amortization of intangible assets	$26,569	$30,756	(14%)	$86,860	$94,204	(8%)
% of revenue	4%	5%		5%	6%
     Amortization of intangibles expense decreased for the three and nine months ended September 30, 2006, compared to the same periods in 2005, as some of our intangible assets were fully amortized.

     Impairment of Intangible Asset
     Based on lower than expected year-to-date revenue growth, we determined that our indefinite lived trade name intangible asset related to Hotwire might be impaired as of September 30, 2006. Accordingly, in connection with the preparation of our financial statements for the three months ended September 30, 2006, we performed a valuation of that asset and determined that its carrying amount exceeded its fair value and recognized an impairment charge of $47.0 million.
     Amortization of Non-Cash Distribution and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)			($ in thousands)
Amortization of non-cash distribution and marketing	$711	$5,138	(86%)	$9,578	$9,055	6%
% of revenue	0%	1%		1%	1%
     The amortization of non-cash distribution and marketing decreased in the three months ended September 30, 2006, compared to the same period in prior year, due to the substantial utilization of all media time we received from IAC in conjunction with the Spin-Off, with an original value of $17.1 million.
     Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)			($ in thousands)
Operating income	$89,292	$148,639	(40%)	$251,789	$311,343	(19%)
% of revenue	15%	25%		15%	19%
     Operating income decreased for the three months ended September 30, 2006, compared to the same period in 2005, primarily due to the impairment charge of $47.0 million, higher selling and marketing expenses and higher stock-based compensation expense, partially offset by an increase in gross profit and lower amortization of intangible assets. Stock-based compensation was lower in the third quarter of 2005 due to a $35.3 million benefit related to a change in estimated forfeiture rates used to determine stock-based compensation, offset by a $5.4 million expense related to the modification of existing stock-based compensation awards in connection with the Spin-Off in 2005.
     Operating income decreased for the nine months ended September 30, 2006, compared to the same period in 2005, primarily due to the impairment charge of $47.0 million and higher selling and marketing and general and administrative expenses. These increases were partially offset by an increase in gross profit and lower stock-based compensation expense resulting from stock options that are completing their vesting cycles and higher forfeiture rates for the nine months ended September 30, 2006.
     Operating Income Before Amortization (“OIBA”)

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)			($ in thousands)
OIBA	$180,011	$183,524	(2%)	$452,774	$494,501	(8%)
% of revenue	29%	31%		27%	30%
     OIBA decreased for the three months ended September 30, 2006, compared to the same periods in 2005, primarily due to higher operating expenses, particularly selling and marketing expense, partially offset by higher gross profit. OIBA decreased for the nine months ended September 30, 2006, compared to the same periods in

2005, primarily due to higher operating expenses, partially offset by higher gross profit. We expect OIBA for the full year to decrease relative to 2005.
     Definition of OIBA
     We provide OIBA as a supplemental measure to GAAP. We define OIBA as operating income plus: (1) amortization of non-cash distribution and marketing expense, (2) stock-based compensation expense, (3) amortization of intangible assets and goodwill and intangible asset impairment, if applicable and (4) certain one-time items, if applicable.
     OIBA is the primary operating metric used by which management evaluates the performance of our business, on which internal budgets are based, and by which management is compensated. Management believes that investors should have access to the same set of tools that management uses to analyze our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the comparable GAAP measures, GAAP financial statements, and descriptions of the reconciling items and adjustments, to derive the non-GAAP measure. We present a reconciliation of this non-GAAP financial measure to GAAP below.
     OIBA represents the combined operating results of Expedia, Inc.’s businesses, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of other non-cash expenses that may not be indicative of our core business operations. We believe this measure is useful to investors for the following reasons:
•	it corresponds more closely to the cash operating income generated from our core operations by excluding significant non-cash operating expenses;

•	it aids in forecasting and analyzing future operating income as stock-based compensation, non-cash distribution and marketing expenses and intangible assets amortization, assuming no subsequent acquisitions, are likely to decline going forward; and

•	it provides greater insight into management decision making at Expedia, as OIBA is our primary internal metric for evaluating the performance of our business.
     OIBA has certain limitations in that it does not take into account the impact of certain expenses to our consolidated statements of income, including stock-based compensation, non-cash payments to partners, acquisition-related accounting and certain one-time items, if applicable. Due to the high variability and difficulty in predicting certain items that affect net income, such as tax rates, stock price and interest rates, we are unable to provide a reconciliation to net income on a forward-looking basis without unreasonable efforts.
     Reconciliation of OIBA to Operating Income and Net Income
     The following table presents a reconciliation of OIBA to operating income and net income for the three and nine months ended September 30, 2006 and 2005:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
OIBA	$180,011	$183,524	$452,774	$494,501
Amortization of intangible assets	(26,569)	(30,756)	(86,860)	(94,204)
Impairment of intangible asset	(47,000)	—	(47,000)	—
Stock-based compensation	(16,439)	1,009	(57,547)	(79,899)
Amortization of non-cash distribution and marketing	(711)	(5,138)	(9,578)	(9,055)

Operating income	89,292	148,639	251,789	311,343
Interest income, net	4,840	17,968	13,102	47,479
Write-off of long-term investment	—	(23,426)	—	(23,426)
Other, net	2,926	7,379	17,049	11,889
Provision for income taxes	(37,707)	(69,026)	(103,523)	(143,895)
Minority interest in (earnings) losses of consolidated subsidiaries, net	(374)	501	(623)	106

Net income	$58,977	$82,035	$177,794	$203,496

     Interest Income

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)			($ in thousands)
Interest income from IAC/InterActiveCorp	$—	$15,316	(100%)	$—	$40,089	(100%)
% of revenue	0%	3%		0%	2%

Other interest income	$9,697	$2,962	227%	$20,332	$7,774	162%
% of revenue	2%	1%		1%	0%
     Prior to the Spin-Off, the intercompany receivable balances were subject to a cash management arrangement with IAC. Since we extinguished our intercompany receivable balances with IAC at Spin-Off with a non-cash distribution to IAC, we no longer receive interest income from IAC.
     Other interest income increased for the three and nine months ended September 30, 2006, compared to the same periods in 2005, primarily due to higher cash balances, which resulted from operating cash flow and the $500.0 million senior unsecured notes (the “Notes”), which we issued in August 2006.
     Interest Expense

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)			($ in thousands)
Interest expense	$(4,857)	$(310)	1,467%	$(7,230)	$(384)	1,783%
% of revenue	(1%)	(0%)		(0%)	(0%)
     Interest expense increased for the three months ended September 30, 2006, compared to the same period in 2005, due to interest expense related to the Notes. Interest expense increased for the nine months ended September 30, 2006, compared to the same period in 2005, due to interest expense related to the Notes as well as interest expense related to short-term borrowings on our revolving credit facility, which was fully repaid in March 2006. We expect interest expense to continue to increase for the full year of 2006 as a result of the Notes. The interest expense will be partially offset by interest income earned on the unutilized portion of the debt offering proceeds.

     Other, Net

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)			($ in thousands)
Other, net	$2,926	$7,379	(60%)	$17,049	$11,889	43%
% of revenue	0%	1%		1%	1%
     Other, net decreased for the three months ended September 30, 2006, compared to the same period in 2005. This decrease was primarily due to third quarter of 2005 net unrealized gains of $12.0 million in the fair value of derivative instruments related to the Ask Jeeves Notes and certain stock warrants, partially offset by losses in the third quarter of 2005 from the fluctuation of foreign exchange rates while in third quarter of 2006 we had minimal gains. Other, net increased for the nine months ended September 30, 2006, compared to the same period in 2005, primarily due to gains in 2006 from the fluctuation of foreign exchange rates and an increase in equity earnings from unconsolidated affiliates.
     Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	($ in thousands)		($ in thousands)
Provision for income taxes	$37,707	$69,026	(45%)	$103,523	$143,895	(28%)
% of revenue	6%	12%		6%	9%
     We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.
     Our effective tax rate was 38.8% and 36.7% for the three and nine months ended September 30, 2006, which is higher than the 35% statutory rate primarily due to state income taxes and the valuation allowance on certain foreign losses, partially offset by the disallowance for tax purposes of the mark-to-market net gain related to our derivative instruments.
     Our effective tax rate was 45.8% and 41.4% for the three and nine months ended September 30, 2005, which was higher than the 35% statutory rate primarily due to a loss from our write-off of a long-term investment as of September 30, 2005 that is not deductible for tax purposes until realized, state taxes, non-deductible stock compensation and non-deductible transaction expenses related to the Spin-Off from IAC.
     During the three months ended September 30, 2006, we utilized substantially all of our net operating losses and expect to be a full cash taxpayer going forward.
     Segment Operating Results
     Beginning with the first quarter of 2006, we have two reportable segments; North America and Europe. The change from a single reportable segment is a result of the reorganization of our business. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is OIBA (defined above). For additional information about our segment results, see Note 13, Segment Information.

Financial Position, Liquidity and Capital Resources
     Sources and Uses of Cash
     At September 30, 2006, we had cash and cash equivalents of $945.7 million compared to $297.4 million at December 31, 2005.
     In August 2006, we privately placed $500.0 million of senior unsecured notes due 2018. We intend to file a registration statement to permit the exchange of the Notes for registered notes having the same financial terms and covenants as the privately placed notes. The Notes bear a fixed interest rate of 7.456% with interest payable semi-annually in February and August of each year, beginning in February 2007. The Notes will be repayable in whole or in part on August 15, 2013, at the option of the holder of such Notes, at 100% of the principal amount plus accrued interest. We may redeem the Notes in accordance with the terms of the agreement in whole or in part at any time at our option. In August 2006, Moody’s Investor Services and Standard and Poor’s Rating Services assigned a Baa3 and a BBB- rating, respectively, to our Notes. We plan to use the net proceeds of $495.7 million for general corporate purposes, which may include repurchase of common stock, repayment of debt, acquisitions, investments, additions to working capital, capital expenditures and advances to or investments in our subsidiaries. As of September 30, 2006, we were in compliance with all related covenants.
     In July 2005, we entered into a $1.0 billion revolving credit facility. As of December 31, 2005, we had $230.0 million outstanding under the revolving credit facility, which we fully repaid during the quarter ended March 31, 2006. As of September 30, 2006, we had outstanding stand-by letters of credit of $51.8 million, which leaves us with $948.2 million available to use under the revolving credit facility. As of September 30, 2006, we were in compliance with all related financial covenants.
     In May 2006, our Board of Directors authorized the repurchase of up to 20 million outstanding shares of our common stock. In July 2006, we completed the repurchase of all 20 million shares for a total cost of $288.3 million, at an average price of $14.42 per share including transaction costs. All shares were repurchased in the open market at prevailing market prices.
     In August 2006, our Board of Directors authorized another share repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchase. As of our filing date, we have not made any share repurchases under this authorization.
     In the merchant business, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our suppliers related to these bookings approximately one week after completing the booking for air travel and, for all other merchant bookings, after the travelers’ use and the subsequent billing from the supplier. Therefore, especially for the hotel business, which represents most of our merchant bookings, there is generally some time from the receipt of the cash from the traveler to the payment to the suppliers.
     As long as the merchant hotel business continues to grow and our business model does not change, we expect that the change in working capital will continue to be positive. If this business declines or if the model changes, our working capital could be negatively affected. As of September 30, 2006, and December 31, 2005, we had a working capital deficit of $331.2 million and $848.0 million. These deficits primarily resulted from $2.5 billion of net intercompany receivable balances we extinguished through a non-cash distribution to IAC upon our Spin-Off on August 9, 2005.
     Seasonal fluctuations in our merchant bookings affect our cash flows. During the first half of the year, hotel bookings have traditionally exceeded payment for stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern typically reverses. While we expect the impact of seasonal fluctuations to continue, changes in the rate of growth or terms related to merchant bookings may affect working capital, which might counteract or intensify the anticipated seasonal fluctuations.
     We anticipate continued investment in the development and expansion of our operations. These investments include but are not limited to improvements to infrastructure, which include our enterprise data warehouse investment and continued efforts in building a scaleable, extensible, service-oriented technology platform that will extend across our portfolio of brands. We expect our worldwide points of sale to migrate to the new platform beginning in 2007. Our future capital requirements may include capital needs for acquisitions, legal risks or expenditures in support of our business strategy. In the event we make acquisitions, this may reduce our cash balance and increase our debt. Legal risks and challenges to our business strategy may also negatively affect our cash balance.
     In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs.
     Cash Flows
     For the nine months ended September 30, 2006, compared to the same period in 2005, net cash provided by operating activities decreased by $196.8 million, to $746.8 million. This decrease was primarily due to a decrease in cash flows from operating income as well as a change in operating assets and liabilities mostly related to the timing of merchant hotel payment processing in the prior year period. In addition, we made tax payments of $64.0 million, an increase of $58.8 million over the same period in 2005, reducing cash provided by operations due primarily to IAC’s payment of taxes related to Expedia prior to our becoming an independent public company after which time we became responsible for our tax obligations.
     For the nine months ended September 30, 2006, compared to the same period in 2005, cash used in investing activities decreased by $688.1 million primarily due to the absence of transfers to IAC of $753.6 million during the nine months ended September 30, 2006, changes in the amount of cash acquired in acquisitions and a $26.7 million increase in capital expenditures in the current period primarily due to capitalized software costs incurred for the development of our enterprise data warehouse and other improvements to our technology infrastructure.
     Cash used in financing activities decreased during the nine months ended September 30, 2006 due to $295.1 million of treasury stock activity primarily related to our share repurchases and the $230.0 million repayment of our revolving credit facility, partially offset by the net proceeds of $495.7 million from the Notes issuance.
     Contractual Obligations and Commercial Commitments
     For a discussion of our purchase obligations, see Note 11, Commitments and Contingencies, in the notes to the consolidated financial statements. For a discussion of our debt obligations, see Note 4, Debt, in the notes to the consolidated financial statements. There have been no other material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2005. Other than our contractual obligations and commercial commitments, including derivatives, we did not have any off-balance sheet arrangements as of September 30, 2006, or December 31, 2005.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
     Market risk is the potential loss from adverse changes in interest rates, foreign exchange rates and market prices. Our exposure to market risk includes our revolving credit facility, derivative instruments and merchant accounts payable and deferred merchant bookings denominated in foreign currencies. We manage our exposure to these risks through established policies and procedures. Our objective is to mitigate potential income statement, cash flow and market exposures from changes in interest and foreign exchange rates.
     Interest Rate Risk
     In August 2006, we issued $500.0 million Notes with a fixed rate of 7.456%. As a result, if market rates decline, we run the risk that the related required payments on our fixed rate debt will exceed those based on market rates. The fair value of our Notes was approximately $535 million as of September 30, 2006 based on the quoted market price at quarter end. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our Notes by approximately $20 million.
     In July 2005, we entered into a $1.0 billion revolving credit facility. The revolving credit facility bears interest based on our financial leverage and as of September 30, 2006, was equal to LIBOR plus 0.625%. As a result, we may be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility.
     We did not experience any significant impact from changes in interest rates for the three and nine months ended September 30, 2006 or 2005.
     Foreign Exchange Risk
     We conduct business in certain international markets, primarily Australia, Canada, the European Union and the People’s Republic of China. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates. Our primary exposure to foreign currency risk relates to transacting in foreign currency and recording the activity in U.S. dollars. We minimize this exposure by maintaining natural hedges between our current assets and current liabilities denominated in foreign currency. Changes in exchange rates between the U.S. dollar and other currencies result in transaction gains or losses, which we recognize in our consolidated statements of income.
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
     During the nine months ended September 30, 2006, certain of these notes were converted at fair value for $71.6 million of common stock, or 3.0 million shares. During October 2006, additional notes were converted and we released approximately 0.5 million shares of our common stock from escrow with a fair value of $14.5 million to satisfy the conversion requirements. As additional notes are converted, the value of the derivative liability will be reduced and our equity price risk will decrease accordingly. The conversion of the Ask Jeeves Notes during 2006, reduced our obligation to issue our common stock from 4.3 million shares as of December 31, 2005, to 0.8 million shares as of the date of this filing.
     As of the date of this filing, each $1.00 fluctuation in our common stock will result in approximately $0.8 million change in the aggregate fair value of our Ask Jeeves Notes derivative liability. An increase in our common stock price will result in a charge to our consolidated statements of income and vice versa for a decrease in our common stock price. The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation to satisfy demands for conversion ceases.
     For additional information about the Ask Jeeves Notes, see Note 5, Derivative Instruments, in the notes to the consolidated financial statements.

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
     Based upon that evaluation, our Chairman and Senior Executive, Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
     Based on these evaluations and discussions, we consider what revisions, improvements or corrections are necessary in order for us to conclude that our internal controls are effective. As part of this process, we identified a number of areas where there was a need for improvement in our internal controls over financial reporting. We have completed the remediation of certain of these areas and are continuing to improve additional areas, including system access.
     Besides the internal control improvements as discussed above, there were no other changes to our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect to continue monitoring and evaluating our disclosure controls and internal control over financial reporting on an ongoing basis in an effort to improve their overall effectiveness. In the course of this evaluation, we anticipate we will continue to modify and refine our internal processes as we prepare for our first management report on internal control over financial reporting.

Part II. Item 1. Legal Proceedings
     In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. The following developments regarding such legal proceedings occurred during the quarter ended September 30, 2006:
     Shareholder Derivative Suit (In re Hotels.com Derivative Litigation, No. 3:03-CV-501-K). On July 18, 2006, the plaintiff agreed to dismiss his lawsuit in exchange for an agreement that each side would bear its own costs. On October 24, 2006, the Court granted an order approving the plaintiff’s request to dismiss the lawsuit.
     The following additional cases were filed during the quarter ended September 30, 2006:
     City of Orange, Texas Litigation. On July 18, 2006, the City of Orange, Texas filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Orange, Texas, et al. v. Hotels.com, L.P., et al., 1:06-CV-0413-RHC-KFG (United States District Court, Eastern District of Texas, Beaumont Division). The complaint alleges that the defendants have failed to pay to municipalities hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of those ordinances, conversion, civil conspiracy, and declaratory judgment. The complaint seeks damages in an unspecified amount. To our knowledge, defendants Expedia, Hotels.com and Hotwire have not been served with a summons or complaint and, thus, there is currently no deadline to respond to the lawsuit.
     City of Jacksonville, Florida Litigation. On July 28, 2006, the City of Jacksonville, Florida filed a putative statewide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Jacksonville, Florida, et al. v. Hotels.com, LP, et al. (Circuit Court, Fourth Judicial Circuit, In and For Duval County, Florida). The complaint alleges that the defendants have failed to pay to municipalities hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of those ordinances, conversion, unjust enrichment, imposition of a constructive trust, and declaratory judgment. The complaint seeks damages in an unspecified amount. On August 17, 2006, Expedia was served with a summons and complaint. To our knowledge, defendants Hotels.com and Hotwire have not been served with a summons or complaint.
     Leon County, Florida Litigation. On July 27, 2006, Leon County, Florida filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. Leon County, et al. v. Hotels.com, et al. (United States District Court, Southern District of Florida). The complaint alleges that the defendants have failed to pay to the municipalities hotel accommodation taxes as required by municipal ordinances. The complaint purports to assert claims for violation of those ordinances. The complaint seeks damages in an unspecified amount. On August 4, 2006, Defendants Hotels.com and Hotwire were served with a summons and complaint. To our knowledge, defendant Expedia has not been served with a summons or complaint.
     Cities of Columbus and Dayton, Ohio Litigation. On August 8, 2006, the City of Columbus, Ohio and the City of Dayton, Ohio, filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Columbus, et al. v. Hotels.com, L.P., et al. (United States District Court, Southern District of Ohio). The complaint alleges that the defendants have failed to pay to counties and cities in Ohio hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims for violation of those ordinances, unjust enrichment, violation of the doctrine of money had and received, conversion, declaratory judgment, and seeks imposition of a constructive trust. The complaint seeks damages in an unspecified amount. To our knowledge, defendants Hotels.com, Hotwire, and Expedia have not been served with a summons or complaint.

     Miami-Dade County, Florida Litigation. On September 21, 2006, Miami-Dade County, filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. Miami-Dade County v. Internetwork Publishing Corp., et al. (Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida). The complaint alleges that the defendants have failed to pay the county hotel accommodation taxes as required by local ordinance. The complaint purports to assert claims for violation of that ordinance, violations of Florida’s deceptive and unfair trade practices act, breach of fiduciary and agency duty, unjust enrichment, equitable accounting, injunctive relief, and declaratory judgment. The complaint seeks damages in an unspecified amount. Defendants Expedia and Hotels.com, L.P. were served with a summons and complaint on September 27, 2006 and October 2, 2006, respectively. To our knowledge, Hotels.com GP, LLC and Hotwire, Inc. have not been served with a summons or complaint.
     Louisville/Jefferson County Metro Government, Kentucky Litigation. On September 21, 2006, the Louisville/Jefferson County Metro Government filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al. (United States District Court for the Western District of Kentucky, Louisville Division). The complaint alleges that the defendants have failed to pay the counties and cities in Kentucky hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims fro violation of those ordinances, unjust enrichment, money had and received, conversion, imposition of a constructive trust, and declaratory judgment. The complaint seeks damages in an unspecified amount. To our knowledge, defendants Hotels.com, Hotwire and Expedia have not been served with a summons or complaint.
     The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.

Part II. Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the following new risk factor along with the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The following risk and the risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     Over the last several years, travel suppliers have generally reduced or eliminated commissions and payments to travel agents and other travel intermediaries; these reductions could adversely affect our business, financial condition and results of operations.
     A portion of our revenue is derived from compensation paid by travel suppliers and global distribution system (“GDS”) partners for bookings made through our websites. We generally negotiate these commissions and fees with our travel suppliers and GDS partners. Over the last several years, travel suppliers have generally reduced or eliminated commissions and payments to travel agents and other travel intermediaries. In particular, in 2006, GDS partners faced the renegotiation of long-term contracts with airlines on terms that generally resulted in decreased compensation to them. We also renegotiated several long-term contracts with airlines and GDSs with reduced economic benefits. We are currently negotiating or expect to renegotiate several other long-term contracts that expire in 2006 or 2007. No assurances can be given that GDS partners or travel suppliers will not further reduce current industry compensation or our compensation, either of which could reduce our agency revenue and margins thereby adversely affecting our business, results of operations and financial condition.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase
     In May 2006, our Board of Directors authorized the repurchase of up to 20 million outstanding shares of our common stock. In July 2006, we completed the repurchase of all 20 million shares for a total cost of $288.3 million, representing an average repurchase price of $14.42 per share including transaction costs.
     In August 2006, our Board of Directors authorized another share repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchase.
     A summary of the repurchase activity during the third quarter of 2006 is as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid Per Share	Programs	Programs
July 1-31, 2006	9,509,463	$14.14	9,509,463	—
August 1-31, 2006	—	—	—	20,000,000
September 1-30, 2006	—	—	—	20,000,000

Total	9,509,463	—	9,509,463

Patt II. Item 6. Exhibits
     The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
4.1	Indenture, dated as of August 21, 2006, by and among Expedia, Inc., certain Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as Trustee

4.2	Registration Rights Agreement, dated as of August 21, 2006, by and among Expedia, Inc., the subsidiary guarantors listed on Schedule 1 thereto, and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the Initial Purchasers

10.19	Employment Agreement between Michael B. Adler and Expedia, Inc., effective as of May 16, 2006

10.20	Expedia Restricted Stock Unit Agreement between Michael B. Adler and Expedia, Inc., effective as of May 16, 2006

10.21	Employment Agreement between Burke F. Norton and Expedia, Inc., dated as of October 25, 2006

10.22	Expedia Restricted Stock Unit Agreement (First Agreement) between Burke F. Norton and Expedia, Inc., dated as of October 25, 2006

10.23	Expedia Restricted Stock Unit Agreement (Second Agreement) between Burke F. Norton and Expedia, Inc., dated as of October 25, 2006

10.24	Form of Restricted Stock Unit Agreement (domestic employees)

31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

Signature
     Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia, Inc.

	By:	/s/ MICHAEL B. ADLER

Michael B. Adler
Chief Financial Officer
November 13, 2006