Form 10-K
period 2006-12-31
Expedia, Inc.
filed 2007-02-28
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of June 30, 2006, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $4,087,526,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at February 15, 2007 were approximately,

Common stock, $0.001 par value per share	276,640,572 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Documents Incorporated by Reference

Document	Parts Into Which Incorporated

Proxy Statement for the 2007 Annual Meeting of Stockholders (Proxy Statement)	Part III

Expedia, Inc.

Form 10-K
For the Year Ended December 31, 2006

Expedia, Inc.

Form 10-K
For the Year Ended December 31, 2006

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

Our portfolio of brands, which is described below, includes: Expedia.com®, Hotels.com®, Hotwire.comtm, Worldwide Travel Exchange (“WWTE”) and Interactive Affiliate Network (“IAN”), Classic Vacations, Expedia® Corporate Travel (“ECT”), eLongtm and TripAdvisor®. In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.

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

On August 9, 2005, the Spin-Off was completed and Expedia, Inc. shares began trading on The Nasdaq Stock Market, Inc. (“NASDAQ”) under the symbol “EXPE.” In conjunction with the Spin-Off, we completed the following transactions: (1) transferred to IAC all cash in excess of $100 million, excluding the cash and cash equivalents held by eLong; (2) extinguished all intercompany receivable balances from IAC, which totaled $2.5 billion, by recording a non-cash distribution to IAC; (3) recorded a non-cash contribution from IAC of a joint ownership interest in an airplane, with a value of $17.4 million; (4) recorded a non-cash contribution of media time, with a value of $17.1 million; (5) recorded derivative liabilities for the stock warrants and Ask Jeeves Convertible Subordinated Notes (“Ask Jeeves Notes”) with a fair value of $101.6 million; (6) recorded a modification of stock-based compensation awards of $5.4 million; and (7) recapitalized the invested equity balance with common stock, Class B common stock and preferred stock, whereby holders of IAC stock received shares of Expedia stock based on a formula.

Equity Ownership and Voting Control

As of December 31, 2006, there were approximately 305,901,048 shares of Expedia common stock, 25,599,998 shares of Expedia Class B common stock and 846 shares of Expedia preferred stock outstanding. Liberty Media Corporation (“Liberty”), through companies owned by Liberty and companies owned jointly by Liberty and Barry Diller, Chairman and Senior Executive of Expedia, beneficially owned approximately 19% of Expedia’s outstanding common stock and 100% of Expedia’s outstanding Class B common stock. As of such date, Mr. Diller (through his own holdings and holdings of Liberty, over which Mr. Diller generally has voting control pursuant to an irrevocable proxy granted by Liberty under the Stockholders Agreement described below) controlled approximately 55% of the outstanding total voting power of Expedia. Following our repurchase of 30 million shares of our common stock on January 19, 2007, Mr. Diller controlled approximately 58% of the outstanding voting power of Expedia.

Pursuant to the Stockholders Agreement, dated as of August 9, 2005, between Liberty and Mr. Diller, Mr. Diller is effectively able to control the outcome of nearly all matters submitted to a vote or for the consent of Expedia’s stockholders (other than with respect to the election by the Expedia common stockholders of 25% of the members of Expedia’s Board of Directors and certain matters as to which a separate class vote of the holders of Expedia common stock or Expedia preferred stock is required under Delaware law). In addition, pursuant to the Governance Agreement, dated as of August 9, 2005, among Expedia, Liberty and Mr. Diller, each of Mr. Diller and Liberty generally has the right to consent to certain significant corporate actions in the event that Expedia’s ratio of total debt to EBITDA, as defined therein, equals or exceeds four to one over a continuous 12-month period.

Portfolio of Brands

Expedia leverages its brand portfolio to target the broadest possible range of travel suppliers and travelers looking for travel options. Our brands provide a wide selection of travel products and services, from simple, discounted travel to more complex, luxury travel. Our products primarily consist of airline flights, hotel stays, car rentals, destination services and cruises.

Expedia®.  Our Expedia-branded websites make a large variety of travel products and services available directly to travelers through our U.S.-based website, www.expedia.com, as well as through localized versions of our website in Australia, Canada, Denmark, France, Germany, Italy, Japan, the Netherlands, Norway, Sweden and the United Kingdom. Expedia-branded websites also serve as the travel channel on MSN.com, Microsoft Corporation’s (“Microsoft”) online services network in the United States, as well as certain international MSN sites. Expedia-branded websites target many different types of travelers, from families booking a summer vacation to individual travelers arranging a quick weekend getaway. Travelers can search for, compare information about (including pricing and availability) and book travel products and services on Expedia-branded websites, including airline tickets, lodging, car rentals, cruises and many destination services — such as attractions and tours — from a large number of suppliers, on both a stand-alone and package basis.

Hotels.com®.  Our Hotels.com website makes available a large variety of lodging options to travelers, who can plan, shop for and book lodging accommodations, from traditional hotels to vacation rentals. Hotels.com seeks to provide travelers with premium content and service through our U.S.-based website, www.hotels.com, as well as through localized versions in the Americas, Europe, Asia Pacific and South Africa.

With Hotels.com, we differentiate our offering by positioning the brand as a hotel expert with premium content about lodging properties.

Hotwire.comtm.  Our discount travel website, Hotwire.com, makes available airline tickets, hotel rooms, rental cars, cruises and vacation packages. Hotwire.com’s approach matches flexible, price-sensitive travelers with suppliers who have excess seats, rooms and cars they wish to fill without affecting the public’s perception of their brands. Hotwire.com travelers may enjoy significant discounts by electing to book travel services “opaquely” or “semi-opaquely,” without knowing certain itinerary details such as brand, time of departure and exact hotel location, while suppliers create value from excess inventory without diluting their core brand-loyal traveler base. Hotwire.com works with many domestic and international airlines, including U.S. full-service major network airlines, top hotels in hundreds of cities and resort destinations in the United States, Europe, Canada, Mexico and the Caribbean and major car rental companies in the United States.

Worldwide Travel Exchange and Interactive Affiliate Network.  Our private label programs make travel products and services available to travelers through third-party company-branded websites. The products and services made available through our websites, www.wwte.com and www.ian.com, are substantially similar to those made available on Expedia-branded and Hotels.com-branded websites, respectively. We generally compensate participants in the WWTE® and IANtm private label programs on a revenue-share basis.

Classic Vacations®.  We offer individually tailored vacations that we provide primarily through a national network of third-party retail travel agents. We deliver a full line of premium vacation packages — air, hotels, car rentals, activities and private transportation — to create customized luxury vacations in Hawaii, the Caribbean, Mexico, Costa Rica, Europe, Australia, New Zealand and Tahiti. Travel agents and travelers can preview our product offering through our websites, www.classicforagents.com and www.classicvacations.com.

Destination Services.  Our network of travel desks located at hotels and resorts in Florida, Hawaii, and Mexico makes available to travelers the opportunity to obtain tours, attractions, airport transfer services and other travel-related services. Our network expanded through our acquisition of Activity World and Activity Hut, destination service providers in Hawaii in 2004 and 2006, and our 2005 acquisition of Premier Getaways in Florida.

Expedia® Corporate Travel.  Our full-service travel management company makes travel products and services available to corporate travelers in the United States, Canada and Europe. In 2004, we established ECT — Europe, which includes Egencia and World Travel Management, both of which were acquired in 2004. ECT provides, among other things, centralized booking tools for employees of our corporate travelers, support of negotiated airfares and consolidated reporting aimed at small- and mid-sized businesses. ECT charges corporate client companies account management fees, as well as transactional fees for making or changing bookings. In addition, ECT provides on-site agents to some corporate clients in order to more fully support the account.

eLongtm. Our majority owned online travel service company, based in Beijing, the People’s Republic of China (“China”), specializes in travel products and services in China. eLong uses web-based distribution technologies and a 24-hour nationwide call center to provide consumers with consolidated travel information and the ability to access hotel reservations at discounted rates at over 3,500 hotels in major cities across China. eLong also offers air ticketing and other travel related services, such as rental cars and vacation packages. Travelers can access travel products and services through the websites, www.elong.com and www.elong.net.

TripAdvisor®.  Our comprehensive online travel search engine and directory aggregates unbiased articles, guidebook reviews and user opinions on cities, hotels and activities in a variety of destinations from a number of online sources through our websites, www.tripadvisor.com and www.tripadvisor.co.uk. In addition to travel-related information, TripAdvisor’s destination-specific search results provide links to the websites of TripAdvisor’s travel partners (travel service providers and marketers) through which travelers can make related travel arrangements.

Business Strategy

Expedia, Inc. is building the world’s largest and most intelligent travel marketplace. We play a fundamental role in facilitating travel, whether for leisure or business. We are committed to providing our travelers with the best set of resources to serve their travel needs by taking advantage of our critical assets — our brand portfolio, our technologies and continuous innovation, our global reach, and our breadth of product offering. In doing so, we take advantage of our growing base of knowledge about our destinations, suppliers and travelers based on our unique position in the travel value chain.

A discussion of the critical assets that we leverage in achieving our business strategy follows:

Portfolio of Travel Brands.  We seek to appeal to the broadest possible range of travelers and suppliers through our collection of industry-leading brands. We target several different demographics, from the value-conscious traveler through our Hotwire brand to luxury travelers seeking a high-touch, customized vacation package through our Classic Vacations brand. We believe our flagship Expedia brand appeals to the broadest range of travelers, with our extensive product offering and facilitation of single item bookings of discounted product to complex bundling of higher-end travel packages. Our Hotels.com site and its international versions target travelers with premium content about lodging properties, and generally appeal to travelers with shorter booking windows who prefer to drive to their destinations.

We believe our appeal to suppliers is enhanced by our brand portfolio and our international points of sale, by allowing suppliers to access the broadest possible range of travelers with their product and service offerings. We intend to continue supporting and investing in our brand portfolio for the benefit of travelers and suppliers.

Technologies and Continuous Innovation.  Expedia has an established tradition of innovation, from Expedia.com’s inception as a division of Microsoft, to our introduction of more recent innovations such as our ThankYou Rewards Network offered in conjunction with Citigroup, Expedia® Fare Alerts, Travel Tickertm by Hotwire®, TripAdvisor’s wikis and ECT’s business intelligence toolset.

We intend to continue to aggressively innovate on behalf of our travelers, including our current efforts in building a scaleable, extensible, service-oriented technology platform, which will extend across our portfolio of brands. We expect this to result in improved flexibility and faster go-forward innovation. This transition should allow us to improve our site merchandising, browse and search functionality and add significant personalization features. We expect this transition to occur in a phased approach, with portions of our worldwide points of sale migrating to the new platform beginning in 2007.

We also intend to continue innovating on behalf of our suppliers. As an example, we have developed proprietary, supplier-oriented technology that streamlines the interaction between some of our websites and hotel central reservation systems, making it easier and more cost-effective for hotels to manage reservations made through our brands. Through this “direct connect” technology, hotels can upload information about available products and services and rates directly from their central reservation systems into our websites, as well as automatically confirm hotel reservations made by our travelers. In the absence of direct connect technology, both of these processes are generally completed manually via a proprietary extranet. Our travelers can book reservations with over 30,000 worldwide merchant hotel properties, of which over 35% are now fully direct-connected. We are planning to offer more streamlined application programming interfaces for our lodging partners in 2007, to enable faster and simpler integration of real-time hotel content.

We are also improving our data handling capabilities across Expedia with the installation of an enterprise data warehouse, which will allow enhanced personalization on both our websites and e-mail communications with our travelers. The project is scheduled to begin yielding benefits to our travelers beginning in 2007.

Global Reach.  In 2006, our international gross bookings accounted for approximately 26% of worldwide gross bookings and 28% of revenue. We currently operate over 50 branded points of sale across the globe, including Expedia-branded sites in the United States, Australia, Canada, Denmark, France, Germany, Italy, Japan, the Netherlands, Norway, Sweden and the United Kingdom. Our Hotels.com and TripAdvisor brands also maintain both U.S. points of sale and additional points of sale outside the United States. Lastly, we offer Chinese travelers a wide array of products and services through our majority ownership in eLong.

We intend to continue investing in and growing our existing international points of sale, including the expected launch of an Expedia-branded site in India in 2007. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce. Future launches, such as India, may occur under our flagship Expedia brand, through one of our other brands, or through acquisition of third-party brands, as in the case of eLong.

ECT currently conducts operations in the United States, Belgium, Canada, France, Germany and the United Kingdom. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe we offer a compelling technology solution to small and medium-sized businesses seeking to control travel costs and improve their employees’ travel experiences. We also believe that expanding our corporate travel business also increases our appeal to travel product and service suppliers, as the average corporate traveler has a higher incidence of first class and international travel than the average leisure traveler. We intend to continue investing in and expanding the geographic footprint of our ECT business.

In expanding our global reach, we are leveraging our significant investment in technology, operations, brand building, supplier integration and relationships and other areas since the launch of Expedia.com in 1996.

We intend to continue leveraging this investment when launching new countries, introducing website features, adding supplier products and services or adding value-added content for travelers. As a result, we have been able to launch several websites — including Expedia-branded sites in Japan, Denmark, Norway and Sweden — relatively quickly and cost effectively.

Our scale of operations also enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. As an example, our traveler review feature — whereby Expedia travelers have created over 300,000 qualified reviews of hotel properties — is able to accumulate a larger base of reviews due to the higher base of online traffic that frequents our various websites.

Breadth of Product Offering.  In general, through our websites, we believe we offer a comprehensive array of innovative travel products and services to travelers. We plan to continue improving and growing these offerings, as well as expand them to our worldwide points of sale over time.

The majority of our revenue comes from transactions involving the sale of airline tickets and the booking of hotel reservations, either as stand-alone products or as part of package transactions. We are working to grow our package business as it results in higher revenue per transaction, and we also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings, as well as by increasing the mix of revenue from advertising we derive from our travel partners and suppliers.

Merchant and Agency Business Models

We make travel products and services available both on a stand-alone and package basis, primarily through two business models: the merchant model and the agency model. Under the merchant model, we facilitate the booking of hotel rooms, airline seats, car rentals and destination services from our travel suppliers and for such bookings, we are the merchant of record. Under the agency model, we act as an agent in the transaction, passing reservations booked by our travelers to the relevant airline, hotel, car rental company or cruise line.

As merchant of record, we generally have certain latitude to establish prices charged to travelers (as compared to agency transactions). Also, we negotiate inventory allocation and pricing with our suppliers which enables us to achieve a higher level of net revenue per transaction as compared to those provided through the agency model.

Through our Expedia-branded websites, travelers can dynamically assemble multiple component travel packages in a single transaction at a lower price as compared to booking each component separately. Packages assembled by travelers through the packaging model on these websites include a merchant hotel component and an air or car component. Travelers select packages based on the total package price, without being provided component pricing. The use of the merchant travel components in packages enables us to make certain travel products available at prices lower than those charged on an individual component basis by travel suppliers without impacting their established pricing and position models. We are also expanding our use of third-party provided pre-assembled package offerings, particularly through our international points of sale, further broadening our scope of products and services to travelers.

Our agency business is comprised of the sale of airline tickets, hotel, cruise and car rental reservations. Airline ticket transactions make up the majority of this business. Although net revenue per transaction is lower (as compared to the merchant model), due to the high volume of airline tickets sold, our agency gross bookings accounted for 59% of total gross bookings for the year ended December 31, 2006.

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

Travel Suppliers.  We strive to deliver value to our travel suppliers through a wide range of innovative, targeted merchandising and promotional strategies designed to increase their revenue, while simultaneously reducing their marketing transaction and customer service costs. Our Partner Services Group consists mainly of strategic account managers and local market managers who work directly with travel suppliers to increase the marketing of their travel products and brands through our points of sale.

In addition, we have developed proprietary, supplier-oriented technology that streamlines the interaction between some of our websites and hotel central reservation systems, making it easier and more cost-effective for hotels to manage reservations made through our brands. Through this “direct connect” technology, hotels can upload information about available products and services and rates directly from their central reservation systems into our websites, as well as automatically confirm hotel reservations made by our travelers. In the absence of direct connect technology, both of these processes are generally completed manually via a proprietary extranet. Our travelers can book reservations with over 30,000 merchant hotel properties worldwide, of which over 35% are now fully direct-connected.

Distribution Partners.  GDSs, also referred to as computer reservation services, provide a centralized, comprehensive repository of travel suppliers “content” — such as availability and pricing of seats on various airline point-to-point flights, or “segments.” The GDSs act as intermediaries between the travel suppliers and online and offline travel agencies, allowing agents to reserve and book flights, rooms or other travel products.

While we have historically used Worldspan as our primary GDS, in light of the deregulated GDS environment and our desire to ensure the widest possible supply of air content for our travelers, in 2006 we diversified our use of GDS providers through distribution agreements, and now use Worldspan, Amadeus and Sabre.

Fulfillment Partners.  We outsource certain of our airline ticket fulfillment functions to third-party suppliers. Such functions include the issuance of airline tickets and related customer services.

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

Our marketing channels primarily include direct and/or personalized traveler communications on our websites and through e-mail communications, search engine marketing and optimization as well as online and offline advertising. In addition, our Expedia-branded websites provide content and services to the travel channel on the MSN.com website in the United States and MSN websites in Canada, France, Germany, Italy, and the United Kingdom. Our marketing programs and initiatives include promotional offers such as coupons and gift cards. In addition, we introduced the ThankYou Rewards Network during the fourth quarter of 2006, whereby travelers earn points for their travel bookings.

We also make use of affiliate marketing. The Expedia.com and Hotels.com-branded websites receive bookings from consumers who have clicked-through to the respective websites through links posted on affiliate partner websites. We have agreements with thousands of third-party affiliate partners, including a number of leading travel companies, pursuant to which we pay a commission for bookings originated from their websites. Affiliate partners can make travel products and services available through an Expedia-branded website, a co-branded website or their own private label website. We also provide our affiliates with technology and access to a wide range of products and services.

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

We have developed innovative technology to power our global travel marketplace. For example, our Expert Searching and Pricing Platform (“ESP Platform”), which our Expedia-branded websites use, includes two components: (1) a fare-searching engine that enables broad and deep airline fare and schedule searches and (2) a common database platform that allows our Expedia-branded websites and our travelers to bundle diverse types of travel services together dynamically, which further enables our Expedia-branded websites to cross-market and package travel inventory. The ESP Platform has been historically an important contributor to our growth in the online travel industry.

Another core piece of our technology suite is our Best Fare Search technology. This technology essentially deconstructs the segment feeds from GDS partners for air flight searches and recommends the best way to re-assemble multi-leg itineraries so that they are less expensive and more flexible for the traveler.

We are investing in and building a scaleable, extensible, service-oriented technology platform which will extend across our portfolio of brands. We plan to significantly invest in this platform in 2007 and 2008. We expect this investment to result in long-term cost savings, improved flexibility and faster go-forward innovation. This transition should also allow us to improve our site merchandising, browse and search functionality, add significant personalization features, and ultimately improve our ability to drive higher return-on-investment in our online and offline advertising. We expect this transition to occur in a phased approach, with portions of our worldwide points of sale migrating to the new platform beginning in 2007.

We are also adding a significant upgrade to our data aggregation and mining capabilities across Expedia with the installation of an enterprise data warehouse, which is scheduled to begin yielding traveler-facing benefits in 2007.

Competition

Our brands compete in rapidly evolving and intensely competitive markets. We believe the relatively low percentage of total travel sales transacted online in the global travel industry indicates that these markets represent especially large opportunities for Expedia and those of its competitors that wish to expand their brands and businesses abroad.

Our competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services and other companies offering travel search engines including meta-search engines. We face these competitors in local, regional, national and/or international markets.

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

Our brands face increasing competition from travel supplier direct websites. In some cases, supplier direct channels offer advantages to travelers, such as loyalty programs or lower transaction fees. Our websites feature travel products and services from numerous travel suppliers (as opposed to a single supplier), and allow travelers to combine products and services from multiple providers in one transaction. We face competition from airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites. Our business is generally sensitive to changes in the competitive landscape, including the emergence of new competitors.

Intellectual Property Rights

We regard our intellectual property rights, including our patents, service marks, trademarks, domain names, copyrights, trade secrets and other intellectual property, as critical to our success. For example, we rely heavily upon the software code, informational databases and other components that make up our travel planning service.

We rely on a combination of laws, business practices and contractual obligations with employees, suppliers, affiliates and others to establish and protect our trade secrets. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our trade secrets or our intellectual property without authorization which, if discovered, might require the uncertainty of legal action to correct. In addition, there can be no assurance that others will not independently and lawfully develop substantially similar properties.

We maintain our trademark portfolio by filing trademark applications with the appropriate international trademark offices, maintaining our current registrations, securing contractual trademark rights when appropriate, and relying on common law trademark rights when appropriate. We also register domain names as we deem appropriate. We protect our trademarks and domain names with an enforcement program and use of trademark licenses. While we seek to protect our trademarks and domain names, effective trademark and domain name protection may not be available or may not be sought by us for every trademark and domain name used in every country, and contractual disputes may affect the use of trademarks and domain names governed by private contract. In addition, our infringement monitoring resources may not locate every trademark or domain name infringement that exists. Similarly, not every variation of a domain name may be available, or may be registered by us, even if available. The failure to protect our intellectual property in a meaningful manner, or challenges to our intellectual property rights, could materially adversely affect our business, result in erosion of our brand names and/or limit our ability to control marketing on or through the internet using our various domain names.

We have considered, and will continue to consider, the appropriateness of filing for patents to protect future inventions, as circumstances may warrant. However, many patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by us.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement by us of the trademarks, copyrights, patents and other intellectual property rights of third-parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

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

As we continue to expand the reach of our brands into the European, Asia-Pacific and other international markets, we are increasingly subject to laws and regulations applicable to travel agents in those markets, including, in some countries, laws regulating the provision of travel packages and industry specific value-added tax regimes. For example, the European Economic Community Council Directive on Package Travel Package Holidays and Package Tours imposes various obligations upon marketers of travel packages, such as disclosure obligations to consumers and liability to consumers for improper performance of the package, including supplier failure.

Financial Information about Segments and Geographic Areas

We generate our revenue through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented in this Annual Report on Form 10-K.

In the first quarter of 2006, we began reporting two segments: North America and Europe. The change from a single reportable segment is a result of the reorganization of our business. We have not reported segment information for the years ended December 31, 2005 and 2004, as it is not practicable to do so. Beginning in the first quarter of 2007, we will disclose comparable financial information. The segment and geographic information required herein is contained in Note 16 — Segment Information, in the notes to our consolidated financial statements.

Additional Information

Company Website and Public Filings.  We maintain a corporate website at www.expediainc.com. Except as explicitly noted, the information on our website, as well as the websites of our various brands and businesses, is not incorporated by reference in this Annual Report on Form 10-K, or in any other filings with, or in any information furnished or submitted to, the SEC.

We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

Code of Ethics.  We post our code of business conduct and ethics, which applies to all employees, including all executive officers, senior financial officers and directors, on our corporate website at www.expediainc.com. Our code of business conduct and ethics complies with Item 406 of SEC Regulation S-K and the rules of the NASDAQ. We intend to disclose any changes to the code that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for our executive officers, senior financial officers or directors, on our corporate website.

Employees

As of December 31, 2006, we employed approximately 6,600 full-time and part-time employees, including approximately 1,650 employees of eLong. We believe we have good relationships with our employees, including relationships with employees represented by works councils or other similar organizations.

Part I. Item 1A.  Risk Factors

You should carefully consider each of the following risks and uncertainties associated with our company and the ownership of our securities. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

We operate in an increasingly competitive environment.

The market for the services we offer is increasingly and intensely competitive. We compete with both established and emerging online and traditional sellers of travel services with respect to each of the services we offer. Some of our competitors, particularly travel suppliers such as airlines and hotels, may offer products and services on more favorable terms such as no fees and with unique access to proprietary loyalty programs, such as points and miles. Many of these competitors, such as airlines, hotel and rental car companies, have been steadily focusing on increasing online demand on their own websites in lieu of third-party distributors like us. For instance, many low cost airlines, which are having increasing success in the marketplace, distribute their online inventory exclusively through their own websites. Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as their own bonus miles or loyalty points, which could make their offerings more attractive to consumers than offerings like ours. The introduction of new technologies and the expansion of existing technologies, such as metasearch and other search engine technologies, may increase competitive pressures. Increased competition may result in reduced margins, as well as loss of travelers, transactions and brand recognition. We cannot assure you that we will be able to compete successfully against current, emerging and future competitors or provide differentiated products and services to our traveler base. This competition may result in reduced margins, loss of segment share and damage to our brand.

Over the last several years, we have experienced downward pressure on commissions and payments to us from our suppliers.

A portion of our revenue is derived from compensation paid by travel suppliers and GDS partners for bookings made through our websites. We generally negotiate these commissions and fees with our travel suppliers and GDS partners. Over the last several years, travel suppliers have generally reduced or eliminated commissions and payments to travel agents and other travel intermediaries. In particular, in 2006, GDS partners faced the renegotiation of long-term contracts with airlines on terms that generally resulted in decreased compensation to them. We also renegotiated several long-term contracts with airlines and GDSs with reduced economic benefits. We are currently negotiating and expect to renegotiate other long-term airline and hotel contracts in 2007. No assurances can be given that GDS partners or travel suppliers will not further reduce current industry compensation or our compensation, either of which could reduce our revenue and margins thereby adversely affecting our business and financial performance.

Declines or disruptions in the travel industry could adversely affect our business or financial performance.

Our business and financial performance are affected by the health of the worldwide travel industry. Accordingly, downturns or weaknesses in the travel industry could adversely affect our business. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Events or weakness in the travel industry that could negatively affect our business include price escalation in the airline industry or other travel-related industries, airline or other travel-related strikes, airline bankruptcies, liquidations or consolidations and fuel price escalation. Additionally, our business is sensitive to safety concerns, and thus our business may decline after incidents of actual or threatened terrorism, during periods of political instability or geopolitical conflict in which travelers become concerned about safety issues, as a result of inclement weather such as hurricanes or when travel might involve health-related risks, such as avian flu. Such concerns could result in a protracted decrease in demand for our travel services. This decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business and financial performance over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as actual or threatened terrorist activity or war, could result in the incurrence of significant additional costs if we provide relief to affected travelers by not charging cancellation fees and/or by refunding the price of airline tickets, hotel reservations and other travel products and services.

Our business depends on our relationships with travel suppliers.

An important component of our business success depends on our ability to maintain our existing relationships and to build new relationships with travel suppliers and GDS partners. Adverse changes in existing relationships, or our inability to enter into new arrangements with these parties on favorable terms, if at all, could reduce the amount, quality and breadth of attractively priced travel products and services that we are able to offer, which could adversely affect our business and financial performance.

Travel suppliers are increasingly seeking to lower their travel distribution costs by promoting direct online bookings through their own websites. In some cases, supplier direct channels offer advantages to consumers, such as loyalty programs and/or lower transaction fees. In addition, travel suppliers may choose not to make their travel products and services available through our distribution channels. To the extent that consumers continue to increase the percentage of their travel purchases through supplier direct websites and/or if travel suppliers choose not to make their products and services available to us, our business may suffer.

We rely on the performance of highly skilled personnel and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular, the contributions of Barry Diller, our Chairman and Senior Executive, and Dara Khosrowshahi, our Chief Executive Officer, are critical to the overall management of the company.

In addition, we have experienced a high rate of executive turnover during the last two years. Our future success will depend on the performance of our senior management and key employees, many of whom joined Expedia recently. Expedia cannot ensure that it will be able to retain the services of Mr. Diller, Mr. Khosrowshahi or any other member of our senior management or key employees, the loss of whom could seriously harm our business. In addition, competition for well-qualified employees in all aspects of our business, including software engineers and other technology professionals, is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected. We do not maintain any key person life insurance policies.

System interruption and the lack of integration and redundancy in our information systems may harm our businesses.

We rely on our own and third-party computer systems and service providers to facilitate and process a portion of our transactions. We have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent us from efficiently fulfilling orders or providing services to third-parties. Any interruptions, outages or delays in our systems or third-party providers’ systems, or deterioration in their performance, could impair each company’s ability to process transactions for its travelers and decrease the quality of service that we can offer to our travelers. If we were to experience frequent or persistent system failures, our reputation and brands could be harmed.

In addition, we do not have backup systems for certain critical aspects of our operations, many other systems are not fully redundant and our disaster recovery planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions may damage or interrupt computer or communications systems at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services to our travelers and/or third parties for a significant period of time. Remediation may be costly and we may not have adequate insurance to cover such costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.

Our expansion places a significant strain on our management, technical, operational and financial resources.

We have rapidly and significantly expanded our operations both domestically and internationally and anticipate expanding further to pursue growth of our product and service offerings and customer base. Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

There can be no assurance that we will be able to manage our expansion effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our financial performance, and hurt our business.

Acquisitions could result in operating and financial difficulties.

Our future growth may depend, in part, on acquisitions. To the extent that we grow through acquisitions, we will face the operational and financial risks that commonly accompany that strategy. We would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting their ongoing businesses, impairing management resources and their relationships with employees and travelers as a result of changes in their ownership and management. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, may divert management time and other resources. Some acquisitions may not be successful and their performances may result in the impairment of their carrying value.

Certain financial and operational risks related to acquisitions that may have a material impact on our business are:

•	Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences;

•	Costs incurred in identifying and performing due diligence on potential acquisition targets that may or may not be successful;

•	Difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of the acquired company;

•	Impairment of relationships with employees, suppliers and affiliates of our business and the acquired business;

•	The assumption of known and unknown debt and liabilities of the acquired company;

•	Entrance into markets in which we have no direct prior experience; and

•	Impairment of goodwill or other intangible assets arising from our acquisitions (for example, in the quarter ended September 30, 2006, we recognized a $47.0 million impairment charge related to an indefinite lived intangible asset of Hotwire).

Our stock price is highly volatile.

The market price of our common stock is highly volatile and could continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	Quarterly variations in our operating results;

•	Operating results that vary from the expectations of securities analysts and investors;

•	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	Changes in our capital structure;

•	Changes in market valuations of other internet or online service companies;

•	Announcements of technological innovations or new services by us or our competitors;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major supplier participant, such as an airline or hotel chain;

•	Changes in the status of our intellectual property rights;

•	Lack of success in the expansion of our business model geographically;

•	Announcements by third parties of significant claims or proceedings against us or adverse developments in pending proceedings;

•	Additions or departures of key personnel; and

•	Market and volume fluctuations in the stock markets in general.

We may not be able to engage in desirable strategic transactions and equity issuances due to our tax sharing arrangements.

Our ability to engage in significant stock transactions could be limited or restricted to preserve the tax free nature of our Spin-Off from IAC. Current federal income tax law creates a presumption that the Spin-Off would be taxable to IAC, but not to its stockholders, if either IAC or we enter into a transaction that would result in a 50% or greater change, by vote or value, in IAC’s or our stock ownership during the four-year period that begins two years before the date of the Spin-Off, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the Spin-Off. Treasury regulations currently in effect generally provide that whether an acquisition transaction and a Spin-Off are part of a plan is determined based on all of the facts and circumstances, including, but not limited to, specific factors described in the regulations. In addition, the regulations provide several “safe harbors” for acquisition transactions that are not considered to be part of a plan. These restrictions may prevent us from entering into transactions which might be advantageous to our stockholders, such as selling the company or substantially all of the assets of the company, issuing equity securities to satisfy financing needs or acquiring businesses or assets with equity securities.

Under the tax sharing agreement with IAC, there are restrictions on our ability to take actions that could cause the Spin-Off to fail to qualify as a tax-free transaction, including redeeming substantial amounts of our equity securities and selling or otherwise disposing of a substantial portion of our assets, in each case, for a period of 25 months following the Spin-Off, which period ends in September 2007. We would be required to indemnify IAC against the taxes described in the preceding sentence if such tax is incurred by a breach of our covenants under the tax sharing agreement.

Mr. Diller currently controls Expedia; and if Mr. Diller ceases to control the company, Liberty Media Corporation may effectively control the company.

Subject to the terms of the Stockholders Agreement, Mr. Diller holds an irrevocable proxy to vote shares of Expedia stock held by Liberty. Accordingly, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of the Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty may effectively control the voting power of our capital stock. Mr. Diller, through shares he owns beneficially as well as those subject to the irrevocable proxy, controlled approximately 55% of the combined voting power of the outstanding Expedia capital stock as of December 31, 2006 and approximately 58% as of January 19, 2007, following our repurchase of 30 million shares of our common stock.

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

As a result of Mr. Diller’s ownership interests and voting power, and Liberty’s ownership interests and voting power upon Mr. Diller’s permanent departure from us, Mr. Diller is currently, and in the future Liberty may be, in a position to control or influence significant corporate actions, including, corporate transactions such as mergers, business combinations or dispositions of assets and determinations with respect to our significant business direction and policies. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to us.

Actual or potential conflicts of interest may develop between Expedia management and directors, on the one hand, and the management and directors of IAC, on the other.

Mr. Diller serves as our Chairman of the Board of Directors and Senior Executive, while retaining his role as Chairman and Chief Executive Officer of IAC, and Mr. Kaufman serves as Vice Chairman of both Expedia and IAC. The fact that Messrs. Diller and Kaufman hold positions with both companies and own both IAC and Expedia stock could create, or appear to create, potential conflicts of interest for each of Messrs. Diller and Kaufman when facing decisions that may affect both IAC and Expedia. Both Messrs. Diller and Kaufman may also face conflicts of interest with regard to the allocation of their time between IAC and Expedia.

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

Changing laws, rules and regulations and legal uncertainties may adversely affect our business or financial performance.

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing, or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to the internet and online commerce, consumer protection and privacy, could decrease demand for products and services, increase costs and/or subject us to additional liabilities. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce, which may relate to liability for information retrieved from or transmitted over the internet, user privacy, taxation and the quality of products and services. Furthermore, the growth and development of online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on online businesses generally.

Adverse application of tax laws, rules or regulations could have an adverse effect on our businesses and financial performance.

In addition, the application of various domestic and international sales, use, occupancy, value-added and other tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable taxing authorities. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the internet and e-commerce. If the tax laws, rules and regulations were amended or if current laws are interpreted adversely to our interests, particularly with respect to occupancy or value-added taxes, the results could decrease the demand for our products and services if we pass on such costs to the consumer, increase our tax payments and/or subject us to penalties. As a result these changes could have an adverse affect on our businesses or financial performance. We continue to work with relevant tax authorities and legislators to clarify our obligations under existing, new and emerging laws and regulations. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

Our international operations involve risks relating to differing customs and cultures as well as commercial and regulatory environments.

We operate in a number of jurisdictions outside of the United States and intend to continue to expand our international presence. In order to achieve widespread acceptance in the countries and markets we enter, we must continue to tailor our services to the unique customs and cultures of such countries and markets. Learning the customs and cultures of various countries, particularly with respect to travel patterns and practices, can be difficult, costly and divert management and personnel resources. Our failure to learn such customs and cultures successfully could slow our international growth.

We expect to continue to face additional risks in international operations. These risks include political instability, threatened or actual acts of terrorism, unexpected changes in regulatory requirements, our ability to comply with additional U.S. and local laws and regulations, increased risk and limits on our ability to enforce intellectual property rights, slower adoption of the internet as an advertising and commerce medium in those markets as compared to the United States and difficulties in managing operations due to distance, language and cultural differences, including issues associated with establishing management systems and infrastructures and staffing and managing foreign operations.

We have foreign exchange risk.

As a result of our international websites and acquisitions, we conduct a significant and growing portion of our business outside the United States. Further, due to the nature of our operations and our corporate structure, we have subsidiaries that have significant transactions in foreign currencies other than their functional currency. As a result, we face exposure to movements in currency exchange rates, particularly those related to the British Pound Sterling, the Euro, Canadian dollar and Chinese Renminbi. Foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currency results in gains and losses that are reflected in our consolidated statements of operations. Additionally, the results of operations of our foreign subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, net income or loss as well as decreased cash flows from operations. Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against the local currency.

Our investment in eLong creates risks and uncertainties relating to the laws of the People’s Republic of China.

The success of our investment in eLong, a company organized under Cayman law, whose principal business is the operation of an internet-based travel business in the People’s Republic of China, is subject to risks and uncertainties regarding the interpretation of China’s laws and regulations. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have limited value as precedent. The lack of precedent causes the interpretation and enforcement of Chinese law to involve uncertainties that could limit the available legal protections. In addition, we cannot predict the effect of future developments in China’s legal system, particularly with respect to the travel industry, the internet, foreign investment or licensing, including the introduction of new laws, changes to existing laws or the interpretation or enforcement of current or future laws and regulations, or the preemption of local regulations by national laws. In addition, the laws and regulations of China restrict foreign investment in the air-ticketing, travel agency, internet content provision and advertising businesses. Such laws and regulations require that we establish effective control through a series of agreements with eLong’s affiliated Chinese entities and could restrict our ability to engage in desirable strategic transactions. Finally, China does not have treaties with the United States or most other western countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, court judgments obtained in jurisdictions with which China does not have treaties on reciprocal recognition of judgment and in relation to any matter not subject to a binding arbitration provision may be difficult or impossible to be enforced in China.

Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views of personal privacy rights, or data security breaches.

In the processing of our traveler transactions, we receive and store a large volume of personally identifiable information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This government action is typically intended to protect the privacy and security of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel data.

We cannot guarantee that our security measures will prevent data breaches. Substantial data breaches could significantly harm our business, damage our reputation, expose us to a risk of loss or litigation and possible liability and/or cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brands.

These and other privacy and security developments that are difficult to anticipate could adversely affect our business, financial condition and results of operations.

Our business could be negatively affected by changes in search engine algorithms and dynamics.

We utilize internet search engines, principally through the purchase of travel-related keywords, to generate traffic to our websites. In a similar way, a significant amount of our European business is directed to our own websites through participation in pay-per-click advertising campaigns on internet search engines whose pricing and operating dynamics can experience rapid change both technically and competitively. If a major search engine changes its algorithms in a manner that further negatively affects the search engine ranking of us or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business and financial performance would be adversely affected.

We cannot be sure that our intellectual property is protected from copying or use by others, including potential competitors.

Our websites rely on content and technology intellectual property, much of which we regard as proprietary. We protect our proprietary technology by relying on trademarks, copyrights, trade secret laws and confidentiality agreements. In connection with our license agreements with third-parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it is possible for someone else to copy or otherwise obtain and use our proprietary technology without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. This misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation might result in substantial costs and diversion of resources and management attention.

We currently license from third-parties some of the technologies incorporated into our websites. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology. We cannot be sure that such technology licenses will be available on commercially reasonable terms, if at all.

Part I. Item 1B.  Unresolved Staff Comments

None.

Part I. Item 2.  Properties

We lease approximately 1.1 million square feet of office space worldwide, pursuant to leases with expiration dates through May 2014.

We lease approximately 350,000 square feet for our headquarters in Bellevue, Washington, pursuant to leases with expiration dates primarily through February 2009. In addition, we lease approximately 380,000 square feet of office space for our domestic operations in various cities and locations in California, Florida, Hawaii, Idaho, Illinois, Massachusetts, Michigan, Missouri, Nevada, New York, Texas and Washington, pursuant to leases with expiration dates through August 2011.

We also lease approximately 320,000 square feet of office space for our international operations in various cities and locations in Australia, Belgium, Canada, China, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain, the United Arab Emirates and the United Kingdom, pursuant to leases with expiration dates through May 2014.

Part I. Item 3.  Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.

Rules of the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters which the Company and its subsidiaries are defending, including those described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below are as of December 31, 2006, and involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters may be material to our financial position or results of operations based upon the standard set forth in the SEC’s rules.

Securities Class Action Litigation against IAC.

Beginning on September 20, 2004, twelve purported shareholder class actions were commenced in the United States District Court for the Southern District of New York against IAC and certain of its officers and directors, alleging violations of the federal securities laws. These cases arose out of IAC’s August 4, 2004 announcement of its earnings for the second quarter of 2004 and generally alleged that the value of the Company’s stock was artificially inflated by pre-announcement statements about its financial results and forecasts that were false and misleading due to the defendants’ alleged failure to disclose various problems faced by IAC’s travel businesses. On December 20, 2004, the district court consolidated the twelve lawsuits, appointed co-lead plaintiffs, and designated co-lead plaintiffs’ counsel. See In re IAC/InterActiveCorp Securities Litigation, No. 04-CV-7447 (S.D.N.Y.). Expedia is not a party to this litigation, however, under the terms of its Separation Agreement with IAC, Expedia has generally agreed to bear a portion of the costs and liabilities, if any, associated with any securities law litigation relating to conduct prior to the Spin-Off of the businesses or entities that comprise Expedia following the Spin-Off.

On October 18, 2004, a related shareholder derivative action, Stuart Garber, Derivatively on Behalf of IAC/InterActiveCorp v. Barry Diller et al., No. 04-603416, was commenced in the Supreme Court of the State of New York (New York County) against certain of IAC’s officers and directors. On November 15, 2004, another related shareholder derivative action, Lisa Butler, Derivatively on Behalf of IAC/InterActiveCorp v. Barry Diller et al., No. 04-CV-9067, was filed in the United States District Court for the Southern District of New York against certain of IAC’s current and former directors. On January 24, 2005, the federal district court consolidated the Butler case with the securities class action for pre-trial purposes only. On April 11, 2005, the district court issued a similar consolidation order in respect of the Garber case.

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

On September 15, 2005, IAC and the other defendants filed motions to dismiss both the securities class action and the shareholder derivative suits. On November 30, 2005, the plaintiffs filed their opposition to the motions. On January 6, 2006, the defendants filed reply papers in further support of the motions. Both motions to dismiss remain pending. On October 12, 2006, the Court heard oral argument on the motions to dismiss, but has not yet issued a ruling on those motions.

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

Shareholder Derivative Suit.  The action In re Hotels.com Derivative Litigation, No. 3:03-CV-501-K, pending in United States District Court for the Northern District of Texas arises out of the same events as the Taubenfeld action and consolidated two shareholder derivative actions, Anita Pomilo Wilson, Derivatively on Behalf of Nominal Defendant Hotels.com v. Elan J. Blutinger et al., No. 3:03-CV-0501-K, and Alex Solodovnikov, Derivatively on Behalf of Hotels.com v. Robert Diener et al., No. 3:03-CV-0812-K, originally filed in Texas state court on January 14, 2003 and March 14, 2003, respectively. On April 26, 2004, the lead plaintiff filed a consolidated amended complaint against Hotels.com (as a nominal defendant only) and sixteen current or former directors of Hotels.com. The amended complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuit seeks damages, restitution and disgorgement of profits in an unspecified amount and imposition of a constructive trust in favor of Hotels.com on the profits obtained by the selling defendants on their sales of Hotels.com stock during a specified period. On March 7, 2005, the district court issued orders staying the case until further notice and directing that the case be administratively closed pending a decision in the appeal of the Taubenfeld action. On August 17, 2005, after the Taubenfeld appeal was dismissed, the defendants filed a motion for a pretrial conference with the Court giving notice of the Taubenfeld dismissal. The lead plaintiffs responded to the motion on September 7, 2005 and the defendants filed their reply on September 15, 2005. The Court held a pretrial conference on April 13, 2006 and dismissed the derivative claims with prejudice and allowed deposition discovery on the claim that the price paid by IAC for Hotels.com was unfair. On July 18, 2006, the plaintiff agreed to dismiss his lawsuit in exchange for an agreement that each side would bear its own costs. On October 25, 2006, the Court dismissed the lawsuit.

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

On May 6, 2003, a purported class action was filed in Texas state court against Hotels.com, L.P. (“Hotels.com”), Mary Canales, Individually and on Behalf of All Others Similarly Situated v. Hotels.com, L.P., No. DC-03-162 (District Court, 229th Judicial District, Duval County). The complaint, as amended, alleges that Hotels.com charges customers “taxes” that exceed the amount required by or paid to the applicable taxing authorities and that Hotels.com charges customers “fees” that do not correspond to any specific services provided. The complaint seeks restitution of, disgorgement of, and the imposition of a constructive trust upon all “excess” occupancy taxes allegedly collected by Hotels.com. On April 29, 2005, the court issued an order granting the plaintiff’s motion for class certification. On February 1, 2006, the court of appeals reversed the holding certifying the class and remanded the case to the trial court. On April 20, 2006, Canales filed a fourth amended petition and a new motion for class certification. Certification briefing has been deferred indefinitely.

Expedia® Washington.  On February 18, 2005, three actions filed against Expedia, Inc., a Washington corporation and wholly-owned subsidiary of the registrant (“Expedia Washington”) — C. Michael Nielsen et al. v. Expedia, Inc. et al., No. 05-2-02060-1 (Superior Court, King County), Bruce Deaton et al., v. Expedia, Inc. et al., No. 05-2-02062-8 (Superior Court, King County), each of which was filed January 10, 2005 and Jose Alba, on Behalf of Himself and All Others Similarly Situated v. IAC/InterActiveCorp et al., No. 05-2-04533-7 (Superior Court, King County) filed February 3, 2005 — were consolidated under the caption In re Expedia Hotel Taxes and Fees Litigation, No. 05-2-02060-1, pending in King County Superior Court. The consolidated complaint alleges that Expedia Washington is improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a nationwide class of all persons who were assessed a charge for “taxes/fees” when booking rooms through Expedia Washington. The complaint alleges violation of the Washington Consumer Protection Act and common-law conversion and seeks imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, interest and penalties. Six of the seven originally named plaintiffs have withdrawn form the suit. On March 27, 2006, a new named plaintiff was permitted to intervene. A hearing on plaintiffs’ motion for class certification is scheduled for March 2, 2007.

Hotwire®.  On April 19, 2005, three actions filed against Hotwire, Inc. (“Hotwire”) — Bruce Deaton, on Behalf of Himself and All Others Similarly Situated v. Hotwire, Inc. et al., No. 05-437631 filed January 10, 2005, Jana Sneddon, on Behalf of Herself and All Others Similarly Situated v. Hotwire, Inc. et al., No. 05-437701 filed January 13, 2005 and Ashley Salisbury, on Behalf of Herself and All Others Similarly Situated and the General Public v. Hotwire, Inc. et al., No. 05-438781 filed February 17, 2005 against Hotwire and IAC — were consolidated and now are pending under the caption Bruce Deaton v. Hotwire, Inc. et al., Case No. CGC-05-437631, pending in the Superior Court of the State of California, County of San Francisco. The consolidated complaint, which was amended on February 17, 2006, alleges that Hotwire is improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a nationwide class of all persons who were assessed a charge for “taxes/fees” when booking rooms through Hotwire. The amended complaint alleges violation of Section 17200 of the California Business and Professions Code, violation of the California Consumer Legal Remedies Act, and breach of contract, and seeks imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, interest and penalties. The Court held a hearing on January 16, 2006, on plaintiffs’ motion for class certification. The Court stated, during that hearing, that it would certify a class, but has not yet entered an order to that effect. The Court is not requiring that Hotwire provide notice to the potential class members. A case management conference with the Court is scheduled for March 23, 2007.

Consumer Case against Various Internet Travel Companies.  On February 17, 2005, a purported class action was filed in California state court against a number of internet travel companies, including Expedia Washington, Hotels.com, Priceline.com and Orbitz. See Ronald Bush et al. v. CheapTickets, Inc. et al., No. BC329021 (Superior Court, Los Angeles County). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a statewide class of all California residents who were assessed a charge for “taxes/fees” when booking rooms through the defendants and alleges violation of Section 17200 of the California Business and Professions Code and common-law conversion. The complaint seeks the imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution and injunctive relief. On July 1, 2005, plaintiffs filed an amended complaint, adding claims pursuant to California’s Consumer Legal Remedies Act, Civil Code Section 1750 et seq., and claims for breach of contract and the implied duty of good faith and fair dealing. On December 2, 2005, the Court ordered limited discovery and ordered that motions challenging the amended complaint would be coordinated with any similar motions filed in the City of Los Angeles action.

City of Los Angeles Litigation.  On December 30, 2004, the city of Los Angeles filed a purported class action in California state court against a number of internet travel companies, including Hotels.com, Expedia Washington and Hotwire. City of Los Angeles, California, on Behalf of Itself and All Others Similarly Situated v. Hotels.com, L.P. et al., No. BC326693 (Superior Court, Los Angeles County). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes. The complaint seeks certification of a statewide class of all California cities and counties that have enacted uniform transient occupancy-tax ordinances effective on or after December 30, 1990. The complaint alleges violation of those ordinances, violation of section 17200 of the California Business and Professions Code, and common-law conversion. The complaint seeks a declaratory judgment that the defendants are subject to hotel occupancy taxes on the hotel rate charged to consumers and imposition of a constructive trust on all monies owed by the defendants to the government, as well as disgorgement, restitution, interest and penalties. On September 26, 2005, the court sustained a demurrer on the basis of misjoinder and granted plaintiff leave to amend its complaint. On February 8, 2006, the city of Los Angeles filed a second amended complaint. On July 12, 2006, the lawsuit filed by the city of San Diego was coordinated with this lawsuit. A demurrer seeking to dismiss the second amended complaint is set for hearing on March 1, 2007. On January 17, 2007, the defendants filed additional demurrers and a motion to strike class allegations.

City of Fairview Heights, Illinois Litigation.  On October 5, 2005, the city of Fairview Heights, Illinois filed a purported state wide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. City of Fairview Heights, individually and on behalf of all others similarly situated v. Orbitz, Inc., et al., No. 05L0576 (Circuit Court for the Twentieth Judicial Circuit, St. Clair County). The complaint alleges that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of the consumer protection act, conversion and unjust enrichment. The complaint seeks damages and other relief in an unspecified amount. On November 28, 2005, defendants removed this action to the United States District Court for the Southern District of Illinois. On January 17, 2006, the defendants moved to dismiss the complaint. On July 12, 2006, the Court granted in part and denied in part defendants’ motion to dismiss. Certification discovery is ongoing.

City of Findlay, Ohio Litigation.  On October 25, 2005, the city of Findlay, Ohio filed a purported state wide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. City of Findlay v. Hotels.com, L.P., et al., No. 2005-CV-673 (Court of Common Pleas of Hancock County, Ohio). The complaint alleges that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of the consumer protection act, conversion imposition of a constructive trust and declaratory relief. The complaint seeks damages and other relief in an unspecified amount. On November 22, 2005, defendants removed the case to the United States District Court for the Northern District of Ohio. On January 30, 2006, the defendants moved to dismiss the case. On July 26, 2006, the Court granted in part and denied in part defendants’ motion to dismiss. Discovery is ongoing.

City of Chicago Litigation.  On November 1, 2005, the city of Chicago, Illinois filed an action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. City of Chicago, Illinois v. Hotels.com, L.P., et al., No. 2005 L051003 (Circuit Court of Cook County). The complaint alleges that the defendants have failed to pay to the city the hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, conversion, imposition of a constructive trust and demand for a legal accounting. The complaint seeks damages, restitution, disgorgement, fines, penalties and other relief in an unspecified amount. On January 31, 2006, the defendants moved to dismiss the complaint. A hearing on defendants’ motion to dismiss was held on January 16, 2007. The Court anticipates issuing a ruling on that motion on or about April 5, 2007.

City of Rome, Georgia Litigation.  On November 18, 2005, the city of Rome, Georgia, Hart County, Georgia, and the city of Cartersville, Georgia filed a purported state wide class action in the United States District Court for the Northern District of Georgia against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. City of Rome, Georgia, et al. v. Hotels.com, L.P., et al., No. 4:05-CV-249 (U.S. District Court, Northern District of Georgia, Rome Division). The complaint alleges that the defendants have failed to pay to the county and cities the hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of excise and sales and use tax ordinances, conversion, unjust enrichment, imposition of a constructive trust, declaratory relief and injunctive relief. The complaint seeks damages and other relief in an unspecified amount. On February 6, 2006, the defendants moved to dismiss the complaint. On May 9, 2006, the Court granted in part and denied in part defendants’ motion to dismiss. On June 8, 2006, plaintiffs’ filed an amended complaint adding 16 more municipalities and political subdivisions as named plaintiffs. Certification discovery is ongoing.

Pitt County, North Carolina Litigation.  On December 1, 2005, Pitt County, North Carolina filed a purported state wide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. Pitt County, et al. v. Hotels.com, L.P. et al., No. 05-CVS-3017 (State of North Carolina, Pitt County, General Court of Justice, Superior Court Division). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of the deceptive trade practices act, conversion, imposition of a constructive trust and a declaratory judgment that defendants have engaged in unlawful business practices. The complaint seeks damages and other relief in an unspecified amount. On February 13, 2006, the defendants removed the action to the United States District Court for the Eastern District of North Carolina. On March 14, 2006, the defendants filed a motion to dismiss the complaint. Defendants removed the case to federal court on February 13, 2006. A hearing on defendants’ motion to dismiss was held on October 17, 2006. The Court has not yet issued a ruling on that motion.

City of San Diego, California Litigation.  On February 9, 2006, the city of San Diego, California filed an action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. City of San Diego v. Hotels.com, L.P. et al., (Superior Court for the County of San Diego). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, for violation of Section 17200 of the California Business and Professions Code, conversion, imposition of a constructive trust and declaratory judgment. The complaint seeks damages and other relief in an unspecified amount. On July 12, 2006, this lawsuit was coordinated with the City of Los Angeles lawsuit (No. DC326693, Superior Court of the State of California, Los Angeles County, Central District).

Orange County, Florida Litigation.  On March 13, 2006, Orange County, Florida filed an action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See Orange County et al v. Expedia, Inc., et al., 2006-CA-2104 Div. 39 (Circuit Court Ninth Judicial District, Orange County, FL). The complaint alleges that the defendants have failed to pay the county hotel accommodations taxes as required by municipal ordinance. The complaint seeks a declaratory judgment regarding the county’s right to audit and collect tax on certain of the defendants’ hotel room transactions. The case was removed to federal court on April 13, 2006. The federal court remanded the case to state court on August 2, 2006. On February 2, 2007, the Court granted defendants’ motion to dismiss. On February 9, 2007, the County filed a motion for rehearing, which is pending.

City of Atlanta, Georgia Litigation.  On March 29, 2006, the city of Atlanta, Georgia filed suit against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See City of Atlanta, Georgia v. Hotels.com, L.P., et al., 2006-CV-114732 (Superior Court of Fulton County, Georgia). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of the ordinance, conversion, unjust enrichment, imposition of a constructive trust, declaratory judgment and an equitable accounting. The complaint seeks damages and other relief in an unspecified amount. The defendants answered on June 5, 2006. On December 11, 2006, the Court dismissed the lawsuit. The city of Atlanta filed a notice of appeal on January 10, 2007.

City of Charleston, South Carolina Litigation.  On April 26, 2006, the city of Charleston, South Carolina filed suit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See City of Charleston, South Carolina v. Hotels.com, et al., 2:06-CV-01646-PMD (United States District Court, District of South Carolina, Charleston Division). The case was removed to federal court on May 31, 2006. The complaint alleges that the defendants have failed to pay the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, conversion, constructive trust and legal accounting. The complaint seeks damages in an unspecified amount. The defendants answered on July 7, 2006. On August 22, 2006, Hotels.com GP, LLC was voluntarily dismissed. The Court entered a scheduling order on August 25, 2006, providing for a trial in August 2007. Discovery is ongoing.

City of San Antonio, Texas Litigation.  On May 8, 2006, the city of San Antonio filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See City of San Antonio, et al. v. Hotels.com, L.P., et al., SA06CA0381 (United States District Court, Western District of Texas, San Antonio Division). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, common-law conversion, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. The defendants filed a motion to dismiss on June 30, 2006. On August 28, 2006, the plaintiffs filed a motion for class certification. Both the motion to dismiss and motion for class certification are pending.

City of Gallup, New Mexico Litigation.  On May 17, 2006, the city of Gallup, New Mexico filed a putative statewide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See City of Gallup, New Mexico, et al. v. Hotels.com, L.P., et al., CIV-06-0549 JC/RLP (United States District Court, District of New Mexico). The case was removed to federal court on June 23, 2006. The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of those ordinances, conversion, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. On July 31, 2006, the defendants filed a motion to dismiss. On January 30, 2007, the Court granted in part and denied in part defendants’ motion to dismiss. Certification discovery is underway.

Town of Mt. Pleasant, South Carolina Litigation.  On May 23, 2006, the Town of Mount Pleasant, South Carolina filed suit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See Town of Mount Pleasant, South Carolina v. Hotel.com, et al., 2-06-CV-020987-PMD (United States District Court, District of South Carolina, Charleston Division). The case was removed to federal court on July 21, 2006. The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, conversion, constructive trust and legal accounting. The complaint seeks damages in an unspecified amount. The defendants answered the complaint on September 15, 2006. On August 22, 2006, Hotels.com GP, LLC was voluntarily dismissed. Discovery is ongoing.

Columbus, Georgia Litigation.  On May 30, 2006, the city of Columbus, Georgia filed suit against Expedia, Inc. and on June 7, 2006 filed suit against Hotels.com — both in state court. See Columbus, Georgia v. Hotels.com, Inc., et al., 4:06-CV-80; Columbus, Georgia v. Expedia, Inc., 4:06-CV-79 (United States District Court, Middle District of Georgia, Columbus Division). The cases were removed to federal court on July 12, 2006. During this same time period, the city of Columbus filed similar lawsuits against other internet travel companies. The complaints allege that the defendants have failed to pay the city hotel accommodations taxes as required by municipal ordinance. The complaints purport to assert claims for violation of that ordinance, unjust enrichment, imposition of a constructive trust, equitable accounting, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. The lawsuits were removed to federal court on July 12, 2006. Defendants filed answers on July 26, 2006. Motions to remand are pending.

Lake County, Indiana Convention and Visitors Bureau Litigation.  On June 12, 2006, the Lake County Convention and Visitors Bureau, Inc. and Marshall County filed a putative statewide class action in federal court on behalf of themselves and all other similarly situated political subdivisions in the state of Indiana against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See Lake County Convention and Visitors Bureau, Inc., et al. v. Hotels.com, LP, 2:06-CV-207 (United States District Court for the Northern District of Indiana, Hammond Division). The complaint alleges that the defendants have failed to pay to municipalities hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of those ordinances, conversion, unjust enrichment, imposition of a constructive trust, and declaratory judgment. The complaint seeks damages in an unspecified amount. On August 17, 2006, the plaintiffs filed an amended complaint. The defendants filed a motion to dismiss, which is pending.

City of Orange, Texas Litigation.  On July 18, 2006, the city of Orange, Texas filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See City of Orange, Texas, et al. v. Hotels.com, L.P., et al., 1:06-CV-0413-RHC-KFG (United States District Court, Eastern District of Texas, Beaumont Division). The complaint alleges that the defendants have failed to pay to municipalities hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of those ordinances, conversion, civil conspiracy, and declaratory judgment. The complaint seeks damages in an unspecified amount. Defendants filed a motion to dismiss on September 12, 2006, which is pending.

City of Jacksonville, Florida Litigation.  In July 2006, the city of Jacksonville, Florida filed a putative statewide class action in state court against a number of Internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See City of Jacksonville, Florida, et al. v. Hotels.com, LP, et al., 2006-CA-005392-XXXX-MA (Circuit Court, Fourth Judicial Circuit, In and For Duval County, Florida). The complaint alleges that the defendants have failed to pay to municipalities hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of those ordinances, conversion, unjust enrichment, imposition of a constructive trust, and declaratory judgment. The complaint seeks damages in an unspecified amount. On September 22, 2006, the defendants filed a motion to stay the case in deference to the Leon County lawsuit. That motion is pending.

Leon County, Florida Litigation.  On July 27, 2006, Leon County, Florida filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See Leon County, et al. v. Hotels.com, et al., 06-CV-21878 (United States District Court, Southern District of Florida). The complaint alleges that the defendants have failed to pay to the municipalities hotel accommodation taxes as required by municipal ordinances. The complaint purports to assert claims for violation of those ordinances. The complaint seeks damages in an unspecified amount. On February 7, 2007, the Court held a hearing on defendants’ motion to dismiss. On February 20, 2007, the County informed the defendants that it will be filing a notice to voluntarily dismiss the lawsuit.

Cities of Columbus and Dayton, Ohio Litigation.  On August 8, 2006, the city of Columbus, Ohio and the city of Dayton, Ohio, filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See City of Columbus, et al. v. Hotels.com, L.P., et al., 2:06-cv-00677 (United States District Court, Southern District of Ohio). The complaint alleges that the defendants have failed to pay to counties and cities in Ohio hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims for violation of those ordinances, unjust enrichment, violation of the doctrine of money had and received, conversion, declaratory judgment, and seeks imposition of a constructive trust. The complaint seeks damages in an unspecified amount. Defendants filed a motion to dismiss on September 25, 2006 and a motion to transfer venue to the Northern District of Ohio on

September 27, 2006. The motion to dismiss is pending. On January 8, 2007, the magistrate judge recommended that the case be transferred to the Northern District of Ohio.

North Myrtle Beach Litigation.  On August 28, 2006, the city of North Myrtle Beach, South Carolina filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See City of North Myrtle Beach v. Hotels.com, et al., 4: 06-cv-03063-RBH (United States District Court, District of South Carolina, Florence Division). The complaint alleges that the defendants have failed to pay the hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims for violation of those ordinances, as well as a claim for conversion, imposition of a constructive trust, and demand for an accounting. On October 27, 2006, the case was removed to federal court. On December 1, 2006, the defendants filed a motion to dismiss, which is pending.

Miami-Dade County, Florida Litigation.  On September 21, 2006, Miami-Dade County, filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See Miami-Dade County v. Internetwork Publishing Corp., et al., 06-19187 CA 05 (Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida). The complaint alleges that the defendants have failed to pay the county hotel accommodation taxes as required by local ordinance. The complaint purports to assert claims for violation of that ordinance, violations of Florida’s deceptive and unfair trade practices act, breach of fiduciary and agency duty, unjust enrichment, equitable accounting, injunctive relief, and declaratory judgment. The complaint seeks damages in an unspecified amount. The defendants filed a motion to dismiss. The Court held a hearing on defendants’ motion on January 17, 2007, during which the Court indicated that it was going to enter an order dismissing six of the seven claims brought by the County. On January 18, 2007, the County filed a notice of voluntary dismissal of the lawsuit.

Louisville/Jefferson County Metro Government, Kentucky Litigation.  On September 21, 2006, the Louisville/Jefferson County Metro Government filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al., 3:06CV-480-R (United States District Court for the Western District of Kentucky, Louisville Division). The complaint alleges that the defendants have failed to pay the counties and cities in Kentucky hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims for violation of those ordinances, unjust enrichment, money had and received, conversion, imposition of a constructive trust, and declaratory judgment. The complaint seeks damages in an unspecified amount. On December 22, 2006, the defendants filed a motion to dismiss, which is pending.

Nassau County, New York Litigation.  On October 24, 2006, the County of Nassau, New York filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See Nassau County, New York, et al. v. Hotels.com, L.P., et al., (United States District Court, Eastern District of New York). The complaint alleges that the defendants have failed to pay cities, counties and local governments in New York hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims for violations of those ordinances, as well as claims for conversion, unjust enrichment, and imposition of a constructive trust. The defendants filed a motion to dismiss on January 31, 2007. The County’s deadline to respond to the motion is April 2, 2007.

Cumberland County, North Carolina Litigation.  On December 4, 2006, the County of Cumberland, North Carolina filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See Cumberland County v. Hotels.com, L.P., et al., 06 CVS 10630 (General Court of Justice, Superior Court Division, Cumberland County). The complaint alleges that the defendants have failed to pay the County hotel accommodation taxes as required by local ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for declaratory judgment or injunction, conversion, imposition of a constructive trust, demand for an accounting, unfair and deceptive trade practices, and agency. The defendants filed a motion to dismiss on February 12, 2007.

Branson, Missouri Litigation.  On December 28, 2006, the city of Branson, Missouri filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See City of Branson, MO v. Hotels.com, L.P., et al., 106CC5164 (Circuit Court of Greene County, Missouri). The complaint alleges that the defendants have failed to pay the city hotel accommodation taxes as required by local ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for declaratory judgment, conversion, and demand for an accounting. The deadline for defendants to respond to the lawsuit has not yet been established.

Buncombe County Litigation.  On February 1, 2007, Buncombe County, North Carolina filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See Buncombe County v. Hotels.com, et al., 7 CV 00585 (General Court of Justice, Superior Court Division, Buncombe County, North Carolina). The complaint alleges that the defendants have failed to pay the county hotel accommodation taxes as required by local ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for declaratory judgment. The deadline for defendants to respond to the lawsuit has not yet been established.

Dare County, North Carolina Litigation.  On January 26, 2007, Dare County, North Carolina filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See Dare County v. Hotels.com, L.P., et al., 07 CVS 56 (General Court of Justice, Superior Court Division, Dare County, North Carolina). The complaint alleges that the defendants have failed to pay the county hotel accommodation taxes as required by local ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for declaratory judgment, injunction, conversion, constructive trust, accounting, unfair and deceptive trade practices and agency. The deadline for defendants to respond to the lawsuit has not yet been established.

The Company believes that the claims in all of the lawsuits relating to hotel occupancy taxes lack merit and will continue to defend vigorously against them.

Worldspan Litigation.  On July 26, 2006, Expedia filed a lawsuit against Worldspan, L.P. in state court in Washington seeking a declaratory judgment, and other relief, regarding the rights and obligations of Expedia and Worldspan under the parties’ June 2001 Amended and Restated Development Agreement and the parties’ CRS Marketing, Services and Development Agreement and all amendments thereto. See Expedia. Inc. v. Worldspan, L.P., (King County Superior Court). Worldspan answered the lawsuit on August 15, 2006, denying the allegations. Discovery is ongoing.

Part I. Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of 2006.

Part II. Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on NASDAQ under the ticker symbol “EXPE” since August 9, 2005. Prior to that time, there was no public market for our common stock. Our Class B common stock is not listed and there is no established public trading market. As of February 15, 2007, there were approximately 5,591 holders of record of our common stock and the closing price of our common stock was $22.30 on NASDAQ. As of February 15, 2007, there were six holders of record of our Class B common stock, each of which is an affiliate of Liberty.

The following table sets forth the intra-day high and low prices per share for our common stock during the periods indicated:

	High	Low

Year ended December 31, 2006
Fourth Quarter	$21.29	$15.55
Third Quarter	17.28	12.87
Second Quarter	20.55	13.36
First Quarter	27.55	17.42

	High	Low

Year ended December 31, 2005
Fourth Quarter	$26.32	$18.49
Third Quarter (from August 9, 2005 through September 30, 2005)	24.52	18.61

Dividend Policy

We have not historically paid cash dividends on our common stock or Class B common stock. Declaration and payment of future dividends, if any, will be at the discretion of the Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, share dilution management, legal risks, capital requirements relating to research and development, investments and acquisitions, challenges to our business model and other factors that the Board of Directors may deem relevant. In addition, our Credit Agreement limits our ability to pay cash dividends under certain circumstances.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2006, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During 2006, we completed the repurchase of 20 million shares of our common stock for a total cost of $288 million, representing an average repurchase price of $14.42 per share including transaction costs. All shares were repurchased in the open market at prevailing market prices.

In addition, during 2006 our Board of Directors authorized additional share repurchases of up to 20 million outstanding shares of our common stock. As of February 15, 2007, we have not made any share repurchases under this authorization. There is no fixed termination date for the repurchase.

On January 19, 2007, we completed a tender offer pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share, for a total cost of $660 million plus fees and expenses relating to the tender offer. These shares represent approximately 9.8% of the shares of common stock outstanding and 9.0% of the total number of shares of common stock and Class B common stock outstanding as of December 31, 2006.

We did not make any purchases of our common stock during the three months ended December 31, 2006.

Part II. Item 6.	Selected Financial Data

We have derived the following selected financial data presented below from the consolidated financial statements and related notes. The information set forth below is not necessarily indicative of future results and should be read in conjunction with the consolidated financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our financial statements present our results of operations, financial position, stockholders’ equity and cash flows on a combined basis up through the Spin-Off on August 9, 2005, and on a consolidated basis thereafter.

Beginning January 1, 2004, as part of the integration of our businesses, Hotels.com conformed its merchant hotel business practices to those of our other businesses. As a result, we prospectively commenced reporting revenue for Hotels.com on a net basis. In our selected financial data below, the revenue amounts prior to January 1, 2004 report Hotels.com merchant hotel business revenue on a gross basis. The change in reporting did not affect operating income or net income.

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003(1)	2002(1)(2)
	(In thousands, except per share data)

Consolidated Statements of Income Data:
Revenue	$2,237,586	$2,119,455	$1,843,013	$2,339,813	$1,499,075
Operating income	351,329	397,052	240,473	243,518	193,770
Net income	244,934	228,730	163,473	111,407	76,713
Net earnings per share available to common stockholders:
Basic	$0.72	$0.68	$0.49	$0.33	$0.23
Diluted	0.70	0.65	0.48	0.33	0.23
Shares used in computing earnings per share:
Basic	338,047	336,819	335,540	335,540	335,540
Diluted	352,181	349,530	340,549	340,549	340,549

	December 31,
	2006	2005	2004	2003	2002

Consolidated Balance Sheet Data:
Working capital (deficit)	$(217,440)	$(847,981)	$1,263,678	$854,838	$528,630
Total assets	8,269,184	7,756,892	9,537,187	8,755,270	3,203,082
Minority interest	61,756	71,774	18,435	—	592,054
Long-term debt	500,000	—	—	—	—
Total stockholders’ equity	5,904,290	5,733,763	N/A	N/A	N/A
Total invested equity	N/A	N/A	8,152,629	7,554,301	2,055,756

(1)	Includes Hotels.com revenue amounts on a gross basis. Beginning January 1, 2004, we prospectively commenced reporting revenue for Hotels.com on a net basis.
(2)	Includes stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

Part II. Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The need to rationalize high fixed cost structures to better compete with low cost carriers offering “no frills” flights at discounted prices, as well as jet fuel inflation have caused the airlines to recently consider a series of merger opportunities to better share fixed costs and reduce redundant flight routes. In addition, carriers have aggressively pursued cost reductions in every aspect of their operations. These cost reduction efforts include distribution costs, which the airlines have pursued by increasing direct distribution through their proprietary websites, as well as seeking to reduce travel agent commissions and overrides. The airlines have also generally successfully reduced their fees with the GDS intermediaries as their contracts with the GDSs expired in mid to late 2006. These reductions impacted offline and online travel agents as large agencies, including Expedia, have historically received a meaningful portion of their air remuneration from GDS providers.

In addition, the U.S. airline industry has experienced increased load factors and ticket prices. At the same time, the airline carriers which participate in the Expedia marketplace have been reducing their relative flight capacities; while the lower cost carriers that are largely replacing this capacity generally do not currently participate in the Expedia marketplace. These trends have affected our ability to obtain inventory in our agency and merchant air businesses, reduced discounts for merchant air tickets and limited supply of merchant air tickets for use in our package travel offerings.

As a result of these industry dynamics and reduced economics stemming from recently negotiated GDS and airline agreements, Expedia’s air revenue per ticket has declined significantly since the fourth quarter of 2004, and we anticipate it will continue to decline further in 2007.

The hotel sector has recently been characterized by robust demand and constrained supply, resulting in increasing occupancy rates and average daily rates (“ADR”). Industry experts expect demand growth to continue to outstrip supply through at least 2007. While increasing ADRs generally have a positive effect on our merchant hotel operations as our remuneration increases proportionally with the room price, higher ADRs can impact underlying demand, and higher occupancies can restrict our ability to obtain merchant hotel room allocation, particularly in high occupancy destinations popular with our travel base, including Orlando, Las Vegas and New York. Higher occupancies also have historically tended to drive lower margins as hotel room suppliers have less need for third-party intermediaries to meet demand. A large number of our contracts with major chain hotel operators are scheduled for renewal in 2007.

Increased usage and familiarity with the internet has driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2006 49% of leisure, unmanaged and corporate travel expenditures occurred online in the United States, compared with 22% of European travel and 12% in the Asia Pacific region. These penetration rates have increased considerably over the past few years, and are expected to continue growing.

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

Strategy

We play a fundamental role in facilitating travel, whether for leisure or business. We are committed to providing our travelers with the best set of resources to serve their travel needs by taking advantage of our critical assets — our brand portfolio, our technologies and continuous innovation, our global reach, and our breadth of product offering. In doing so, we take advantage of our growing base of knowledge about our destinations, suppliers and travelers based on our unique position in the travel value chain.

A discussion of the critical assets that we leverage in achieving our business strategy follows:

Portfolio of Travel Brands.  We seek to appeal to the broadest possible range of travelers and suppliers through our collection of industry-leading brands. We target several different demographics, from the value-conscious traveler through our Hotwire brand to luxury travelers seeking a high-touch, customized vacation package through our Classic Vacations brand. We believe our flagship Expedia brand appeals to the broadest range of travelers, with our extensive product offering and facilitation of single item bookings of discounted product to complex bundling of higher-end travel packages. Our Hotels.com site and its international versions target travelers with premium content about lodging properties, and generally appeal to travelers with shorter booking windows who prefer to drive to their destinations.

Technologies and Continuous Innovation.  Expedia has an established tradition of innovation, from Expedia.com’s inception as a division of Microsoft, to our introduction of more recent innovations such as our ThankYou Rewards Network offered in conjunction with Citigroup, Expedia® Fare Alerts, Travel Tickertm by Hotwire®, TripAdvisor’s wikis and ECT’s business intelligence toolset.

We intend to continue to aggressively innovate on behalf of our travelers and suppliers, including our current efforts in building a scaleable, extensible, service-oriented technology platform for our travelers, which will extend across our portfolio of brands. We expect this to result in improved flexibility and faster go-forward innovation. This transition should allow us to improve our site merchandising, browse and search functionality and add significant personalization features. We expect this transition to occur in a phased approach, with portions of our worldwide points of sale migrating to the new platform beginning in 2007. For our suppliers, we have developed proprietary, supplier-oriented technology that streamlines the interaction between some of our websites and hotel central reservation systems, making it easier and more cost-effective for hotels to manage reservations made through our brands. We are planning to offer more streamlined application programming interfaces for our lodging partners in 2007, to enable faster and simpler integration of real-time hotel content.

Global Reach.  In 2006, our international gross bookings accounted for approximately 26% of worldwide gross bookings and 28% of revenue. We currently operate over 50 branded points of sale across the globe, including Expedia-branded sites in the United States, Australia, Canada, Denmark, France, Germany, Italy, Japan, the Netherlands, Norway, Sweden and the United Kingdom. Our Hotels.com and TripAdvisor brands also maintain both U.S. points of sale and additional points of sale outside the United States. Lastly, we offer Chinese travelers a wide array of products and services through our majority ownership in eLong.

We intend to continue investing in and growing our existing international points of sale, including the expected launch of an Expedia-branded site in India in 2007. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce.

ECT currently conducts operations in the United States, Belgium, Canada, France, Germany and the United Kingdom. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe we offer a compelling technology solution to small and medium-sized businesses seeking to control travel costs and improve their employees’ travel experiences. We intend to continue investing in and expanding the geographic footprint of our ECT business.

In expanding our global reach, we are leveraging our significant investment in technology, operations, brand building, supplier integration and relationships and other areas since the launch of Expedia.com in 1996. We intend to continue leveraging this investment when launching new countries, introducing website features, adding supplier products and services or adding value-added content for travelers.

Breadth of Product Offering.  In general, through our websites, we believe we offer a comprehensive array of innovative travel products and services to travelers. We plan to continue improving and growing these offerings, as well as expand them to our worldwide points of sale over time.

The majority of our revenue comes from transactions involving the sale of airline tickets and the booking of hotel reservations, either as stand-alone products or as part of package transactions. We are working to grow our package business as it results in higher revenue per transaction, and we also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings, as well as by increasing the mix of revenue from advertising we derive from our travel partners and suppliers.

Seasonality

We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings decreases in the fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations or a change in our product mix may influence the typical trend of our seasonality in the future.

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

For more information on each of these policies, see Note 2 — Significant Accounting Policies, in the notes to consolidated financial statements. We discuss information about the nature and rationale for our critical accounting estimates below.

Accounting for Certain Merchant Revenue

We accrue the cost of certain merchant revenue based on the amount we expect from suppliers’ invoices. In certain instances when a supplier invoices us for less than the cost we accrued, we generally recognize those amounts as revenue six months in arrears, net of an allowance, when we determine it is not probable that we will be required to pay the supplier, based on historical experience and contract terms. Actual revenue could be greater or lower than the amounts estimated due to changes in hotel billing practices or changes in traveler behavior.

Marketing Promotions

We periodically provide incentive offers to our customers to encourage booking of travel products and services, which include inducement offers. Inducement offers include discounts granted at the time of a current purchase to be applied against a future qualifying purchase. We treat inducement offers as a reduction to revenue based on estimated future redemption rates. We allocate the discount amount between the current purchase and the potential future purchase based on our expected relative value of the transactions. We estimate our redemption rates using our historical experience for similar inducement offers, and the amounts we record as a reduction to revenue on current purchases could vary significantly based on the redemption estimates used.

Recoverability of Goodwill and Indefinite and Definite-Lived Intangible Assets

Goodwill.  We assess goodwill for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. The impairment test requires us to estimate the fair value of our reporting units. If the carrying value of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

We generally base our measurement of fair value of reporting units on a blended analysis of the present value of future discounted cash flows and market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of our business; working capital effects; and effective income tax rate. The market valuation approach indicates the fair value of the business based on a comparison of the company to comparable firms in similar lines of business that are publicly traded. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting units.

We believe the weighted use of discounted cash flows and market approach is the best method for determining the fair value of our reporting units because:

•	It excludes the impact of short-term volatility;

•	It includes all information available to management, which is generally more than that is available to the external capital markets;

•	Both models are the most common valuation methodologies used within the travel industry; and

•	The blended use of both models compensate for the inherent risks associated with each model if used on a stand-alone basis.

The use of different estimates or assumptions in determining the fair value of our goodwill may result in different values for these assets, which could result in an impairment.

Indefinite-Lived Intangible Assets.  We base our measurement of fair value of indefinite-lived intangible assets, which primarily consist of trade name and trademarks, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

The use of different estimates or assumptions in determining the fair value of our indefinite-lived intangible assets may result in different values for these assets, which could result in an impairment.

Definite-Lived Intangible Assets.  We review the carrying value of long-lived assets to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, an impairment loss would only be recorded if the asset’s carrying amount is not recoverable through its undiscounted cash flows. Any impairment would be measured as the difference between the asset’s carrying amount and estimated fair value, determined using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Our impairment analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable. This analysis requires us to estimate current and future cash flows attributable to the group of assets, the time period for which they will be held and used as well as a discount rate to incorporate the time value of money and the risks inherent in future cash flows.

The use of different estimates or assumptions in determining the fair value of our definite-lived intangible assets may result in different values for these assets, which could result in an impairment.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, we record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the tax rates that we expect will be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

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

Occupancy Tax.  Some states and localities impose a transient occupancy or accommodation tax, or a form of sales tax, on the use or occupancy of hotel accommodations. Generally, hotels charge taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time.

We have established a reserve for the potential settlement of issues related to hotel occupancy taxes for prior and current periods, consistent with applicable accounting principles and in light of all current facts and circumstances. A variety of factors could affect the amount of the liability (both past and future), which factors include, but are not limited to, the number of, and amount of revenue represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement and changes in relevant statutes.

We note that there are more than 7,000 taxing jurisdictions in the United States, and it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, we have obtained the advice of state and local tax experts with respect to tax laws of certain states and local jurisdictions that represent a large portion of our hotel revenue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the internet and e-commerce. It is possible that some jurisdictions may introduce new legislation regarding the imposition of occupancy taxes on businesses that arrange the booking of hotel accommodations. We continue to work with the relevant tax authorities and legislators to clarify our obligations under new and emerging laws and regulations. We will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant. Additionally, certain of our businesses are involved in occupancy tax related litigation which is discussed in Part I, Item 3, Legal Proceedings.

Stock-Based Compensation

We record stock-based compensation expense net of estimated forfeitures. In determining the estimated forfeiture rates for stock-based awards, we periodically conduct an assessment of the actual number of equity awards that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised. In 2005, we recognized significant changes in estimates related to our forfeiture rate.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 — Significant Accounting Policies, in the notes to consolidated financial statements.

Operating Metrics

Our operating results are affected by certain metrics that represent the selling activities generated by our travel products and services. As travelers have increased their use of the internet to book their travel arrangements, we have seen our gross bookings increase, reflecting the growth in the online travel industry and our business acquisitions. Gross bookings represent the total retail value of transactions booked for both agency and merchant transactions, recorded at the time of booking reflecting the total price due for travel, including taxes, fees and other charges, and are generally not reduced for cancellations and refunds.

Operating Metrics Reclassifications

For the years ended December 31, 2005 and 2004, we adjusted allocations for certain points of sale to conform to the current period presentation. The allocation adjustment impacted domestic and international gross bookings, revenue and revenue margin but did not impact gross bookings, revenue or revenue margin on a consolidated basis.

The increase in domestic and international gross bookings for 2006 compared to 2005 was 6% and 26% and would have been 5% and 29% under our prior allocation method. The change in domestic and international revenue for 2006 compared to 2005 was flat and an increase of 24% and would have been a decrease of 3% and an increase of 36% under our prior allocation method. The change in domestic and international revenue margin for 2006 compared to 2005 was a decrease of 76 basis points and 19 basis points and would have been a decrease of 103 basis points and an increase of 75 basis points under the prior allocation method.

The allocation adjustment did not have an impact on the change in domestic and international gross bookings for 2005 compared to 2004. The increase in domestic and international revenue for 2005 compared to 2004 was 7% and 50% versus 8% and 48% under our prior allocation method. The decline in domestic and international revenue margin for 2005 compared to 2004 was 100 basis points and 4 basis points versus 90 basis points and 21 basis points under the prior allocation method.

Gross Bookings and Revenue Margin

	Year Ended December 31,			% Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	($ in thousands)

Gross bookings	$17,160,582	$15,551,504	$12,773,879	10%	22%
Revenue margin	13.0%	13.6%	14.4%

Gross bookings increased $1.6 billion, or 10%, in 2006 compared to 2005, and $2.8 billion, or 22%, in 2005 compared to 2004. Gross bookings represent the total retail value of transactions recorded for both agency and merchant transactions, recorded at the time of booking. In 2006, domestic gross bookings increased 6% and international gross bookings increased 26% compared to 2005. In 2005, domestic gross bookings increased 15% and international gross bookings increased 50% compared to 2004. The increases in 2006 and 2005 were primarily due to increases in transaction volumes.

Revenue margin, which is defined as revenue as a percentage of gross bookings, decreased 59 basis points in 2006 compared to 2005. In 2006, revenue margin decreased 76 basis points in our domestic operations and 19 basis points in our international operations. The decline in worldwide revenue margin was primarily due to the decline in air revenue per ticket, coupled with an increase in average worldwide airfares of 9% for 2006 compared to 2005, as our remuneration generally does not vary with the price of the ticket. Revenue margin decreased 80 basis points in 2005 compared to 2004. The decrease was primarily due to a decrease in air revenue per ticket and hotel margins. In 2005, revenue margin decreased 100 basis points in our domestic operations and 4 basis points in our international operations.

Results of Operations

Reclassifications

For the years ended December 31, 2005 and 2004, we reclassified stock-based compensation expense to the same operating expense line items as cash compensation paid to employees in accordance with SEC Staff Accounting Bulletin No. 107.

Revenue

	Year Ended December 31,			% Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	($ in thousands)

Revenue	$2,237,586	$2,119,455	$1,843,013	6%	15%

In 2006, the increase in revenue was primarily driven by increased worldwide merchant hotel revenue, partially offset by a decline in our domestic air revenue. In 2006, domestic revenue growth remained flat and international revenue increased by 24% compared to 2005.

Worldwide merchant hotel revenue increased 13% in 2006 compared to 2005 primarily due to a 10% increase in room nights stayed, including rooms delivered as a component of vacation packages, as well as a 2% increase in revenue per room night. Revenue per room night increased due to a 6% increase in worldwide ADRs, partially offset by a decrease in hotel raw margins (defined as hotel net revenue as a percentage of hotel gross revenue). Our merchant hotel raw margins decreased in 2006 and 2005 as hotel room suppliers have taken advantage of higher occupancies and the efficacy of their own online distribution to negotiate more favorable terms.

Worldwide air revenue decreased 14% in 2006 compared to 2005 due to a 13% decrease in revenue per air ticket and a 2% decrease in air tickets sold. The decrease in revenue per air ticket reflects decreased compensation from air carriers and GDS providers. The decrease in air tickets sold reflects the reduction in relative capacity of carriers participating in our marketplace and continued challenges in obtaining merchant air inventory in light of record industry load factors. Lesser availability of merchant air inventory also impacted our packages revenue, which grew only 1% in 2006 compared to 2005.

Other revenue, which includes car rental, destination services, cruise and advertising, increased by 7% in 2006 compared to 2005 primarily due to an increase in advertising revenue.

In 2005, the increase in revenue was primarily due to increases in worldwide merchant hotel business, worldwide air revenue, growth in our car rental business and acquisitions. Worldwide merchant hotel revenue increased 10% in 2005 compared to 2004. The increase was primarily due to a 9% increase in room nights and a 1% increase in revenue per room night. The increase in revenue per room night was primarily due to a 7% increase in ADRs, partially offset by a contraction in hotel raw margins.

Worldwide air revenue increased 5% in 2005 compared to 2004. Year-over-year, air tickets sold increased by 17%, partially offset by an 11% decrease in revenue per air ticket. The increase in air tickets sold is primarily due to the growth in domestic ticket sales while the decrease in revenue per air ticket resulted from less inventory allocation and lower discounting of merchant air tickets, as the industry experienced high load factors. Our packages revenue grew 16% in 2005 compared to 2004.

Other revenue increased by 57% in 2005 compared to 2004 primarily due to acquisitions and growth in the car rental business. International revenue increased by 50% in 2005 compared to 2004, primarily due to our acquisitions and continued growth from international websites.

Cost of Revenue and Gross Profit

	Year Ended December 31,			% Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	($ in thousands)

Cost of revenue	$502,638	$480,219	$415,483	5%	16%
% of revenue	22%	23%	23%
Gross profit	$1,734,948	$1,639,236	$1,427,530	6%	15%
% of revenue	78%	77%	77%

Cost of revenue primarily consists of (1) costs of our data and call centers, including telesales, (2) credit card merchant fees, (3) fees paid to fulfillment vendors for processing airline tickets and related customer services, (4) costs paid to suppliers for certain destination inventory, (5) reserves and related payments to airlines for tickets purchased with fraudulent credit cards and (6) stock-based compensation.

The cost of revenue increase in 2006 compared to 2005 was primarily due to higher costs associated with the increase in transaction volumes. The cost of revenue increase in 2005 compared to 2004 was primarily due to costs associated with an increase in transaction volumes and acquisitions, partially offset by lower stock-based compensation. Our 2005 stock-based compensation expense included a benefit related to changes in estimated forfeiture rates and capitalization of software development costs, partially offset by a modification charge on stock option awards related to the Spin-Off.

The year over year increases in gross profit are primarily due to the increases in revenue. Gross margin increased in 2006 compared to 2005 primarily due to the increased mix of merchant hotel revenue, which has a higher gross margin than our overall business.

Selling and Marketing

	Year Ended December 31,			% Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	($ in thousands)

Selling and marketing	$786,195	$715,624	$688,297	10%	4%
% of revenue	35%	34%	37%

Selling and marketing expense relates to direct advertising and distribution expense, including television, radio and print spending, as well as traffic generation from internet portals, search engines, and our private label and affiliate programs. The remainder of the expense relates to indirect costs, including stock-based compensation costs and market manager staffing in our Partner Services Group (“PSG”) and destination services.

In 2006, the increase in selling and marketing expenses was primarily due to growth in indirect PSG and destination services staffing costs. Direct selling and marketing expense grew 7% in 2006.

In 2005, the increase in selling and marketing expense was primarily due to growth in personnel costs, including costs associated with the PSG team expansion and destination services staffing assumed in our acquisitions, partially offset by a decrease in offline marketing spend for certain businesses, keyword search efficiencies and a decrease in stock-based compensation costs. Selling and marketing expense in 2004 includes a favorable adjustment for the reversal of $6.4 million associated with the resolution of a contractual dispute.

We expect absolute amounts spent on selling and marketing to increase in 2007. The direction of selling and marketing expense as a percentage of revenue in 2007 will primarily depend on our ability to drive efficiencies as well as geographic and product mix.

General and Administrative

	Year Ended December 31,			% Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	($ in thousands)

General and administrative	$289,649	$257,389	$227,454	13%	13%
% of revenue	13%	12%	12%

General and administrative expense consists primarily of (1) personnel-related costs for support functions that include our executive leadership, finance, legal, tax and human resource functions, (2) stock-based compensation costs and (3) fees for external professional services including legal, tax and accounting.

In 2006, the increase in general and administrative expense was primarily due to an increase in our headcount and accompanying compensation resulting from our being a stand-alone public company for the full year as well as increased legal expenses, partially offset by a decrease in stock-based compensation expense. Stock-based compensation expense decreased in 2006 compared to 2005 primarily due to stock options that are completing their vesting cycles. We expect general and administrative expense to increase in absolute dollars but decrease as a percentage of revenue for 2007 versus 2006 as we have largely completed our overhead additions as a stand-alone public company.

In 2005, the increase in general and administrative expense was primarily due to acquisitions, an increase in our use of professional services and costs to build our executive teams and supporting staff levels largely in connection with being a stand-alone public company. In addition, we incurred one-time expenses specifically related to the Spin-Off. These increases were partially offset by a decrease in stock-based compensation.

Technology and Content

	Year Ended December 31,			% Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	($ in thousands)

Technology and content	$140,371	$130,507	$129,487	8%	1%
% of revenue	6%	6%	7%

Technology and content expense consists of expenses for customizing our websites, amortization of website and internal software development costs, localization of our websites, and product development expenses such as personnel-related costs, including stock-based compensation.

The year-over-year expense increases were primarily due to growth in personnel-related expenses in our software development and engineering teams as we increase our level of website innovation, net of the capitalization of software development efforts that we began placing into service in the fourth quarter of 2006 and will continue to place into service in early 2007. The increase in 2005 was partially offset by a decrease in stock-based compensation costs.

Given our historical and ongoing investments in our enterprise data warehouse, new platform, geographic expansion, data centers, redundancy, call center technology, site merchandising, content management, site monitoring, networking, corporate travel, supplier integration and other initiatives, as well as the incremental amortization of capitalized software placed into service in late 2006 and into 2007, we expect technology and content expense to increase in absolute dollars and as a percentage of revenue for both 2007 and 2008.

Amortization of Intangible Assets

	Year Ended December 31,			% Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	($ in thousands)

Amortization of intangible assets	$110,766	$126,067	$125,091	(12)%	1%
% of revenue	5%	6%	7%

In 2006, amortization of intangibles expense decreased compared to 2005 as some of our intangible assets were fully amortized. In 2005, amortization of intangibles expense was flat compared to 2004, because the amortization of intangibles related to new business acquisitions was offset by the decrease in amortization related to intangibles that were fully amortized.

For additional information about our acquisitions, see Note 3 — Business Acquisitions, in the notes to consolidated financial statements.

Impairment of Intangible Asset

Based on lower than expected revenue growth in 2006, we determined that our indefinite lived trade name intangible asset related to Hotwire might be impaired during the third quarter of 2006. Accordingly, we performed a valuation of that asset and determined that its carrying amount exceeded its fair value and recognized an impairment charge of $47.0 million.

Amortization of Non-Cash Distribution and Marketing

	Year Ended December 31,			% Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	($ in thousands)

Amortization of non-cash distribution and marketing	$9,638	$12,597	$16,728	(23)%	(25)%
% of revenue	0%	1%	1%

Amortization of non-cash distribution and marketing expense consists mainly of advertising from Universal Television contributed to us by IAC at Spin-Off. We use this advertising without any cash cost.

In 2006, we had substantially utilized all media time we received from IAC in conjunction with the Spin-Off, with an original value of $17.1 million. In 2005, the decrease in amortization of non-cash distribution and marketing expense compared to 2004 was due to a decline in the amount of television advertising that we used.

Operating Income

	Year Ended December 31,			% Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	($ in thousands)

Operating income	$351,329	$397,052	$240,473	(12)%	65%
% of revenue	16%	19%	13%

In 2006, the decrease in operating income was primarily due to the impairment charge of $47.0 million and higher selling and marketing and general and administrative expenses. These increases were partially offset by an increase in gross profit, lower amortization expense related to intangible assets and lower stock-based compensation.

In 2005, the increase in operating income was primarily due to increased revenue, which contributed to a higher gross profit, and a decrease in stock-based compensation due to changes in the estimated forfeiture rates used to determine stock-based compensation, partially offset by an increase in selling and marketing, general and administrative, and technology and content expense as discussed above. In 2005, operating income included a $79.7 million decrease to stock-based compensation expense mainly due the benefit of $44.7 million related to changes in estimated forfeiture rates and capitalization of software development costs, partially offset by a modification charge on stock option awards related to the Spin-Off. Operating income was favorably impacted in 2004 by a $12.1 million net reserve adjustment primarily related to the reversal of an air excise tax reserve and the resolution of a contractual dispute.

Operating Income Before Amortization (“OIBA”)

	Year Ended December 31,			% Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	($ in thousands)

OIBA	$599,018	$627,441	$553,692	(5)%	13%
% of revenue	27%	30%	30%

In 2006, the decrease in OIBA was primarily due to higher operating expenses, partially offset by higher revenue and the improvement in gross margin.

In 2005, the increase in OIBA was primarily due to increases in revenue that contributed to a higher gross profit, partially offset by increases in higher operating expenses.

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

Reconciliation of OIBA to Operating Income and Net Income

The following table presents a reconciliation of OIBA to operating income and net income for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

OIBA	$599,018	$627,441	$553,692
Amortization of intangible assets	(110,766)	(126,067)	(125,091)
Impairment of intangible asset	(47,000)	—	—
Stock-based compensation	(80,285)	(91,725)	(171,400)
Amortization of non-cash distribution and marketing	(9,638)	(12,597)	(16,728)

Operating Income	351,329	397,052	240,473
Interest income, net	14,799	48,673	38,356
Write-off of long-term investment	—	(23,426)	—
Other, net	18,770	(8,428)	(9,286)
Provision for income taxes	(139,451)	(185,977)	(106,371)
Minority interest in (income) loss of consolidated subsidiaries, net	(513)	836	301

Net Income	$244,934	$228,730	$163,473

Interest Income

	Year Ended December 31,			% Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	($ in thousands)

Interest income from IAC/InterActiveCorp	$—	$40,089	$30,851	(100)%	30%
Other interest income	32,065	10,690	7,666	200%	39%

Prior to the Spin-Off, the intercompany receivable balances were subject to a cash management arrangement with IAC. Since we extinguished our intercompany receivable balances with IAC at Spin-Off with a non-cash distribution to IAC, we no longer receive interest income from IAC. The increase in interest income in 2005 compared to 2004 was due to the growth in our intercompany receivable balances with IAC, as well as an increase in the interest rates earned on these balances.

Other interest income increased in 2006 compared to 2005 primarily due to higher cash balances, which resulted from operating cash flow and the $500.0 million senior unsecured notes (the “Notes”) that we issued in August 2006.

Interest Expense

	Year Ended December 31,			% Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	($ in thousands)

Interest expense	$(17,266)	$(2,106)	$(161)	720%	1,208%

In 2006, interest expense increased compared to 2005 due to interest expense related to the Notes. We expect interest expense to continue to increase for 2007 as a result of the Notes.

Write-off of Long-Term Investment

In 2005, we received information regarding the deteriorating financial condition of our long-term investment in a leisure travel company and we determined that it was not likely we would recover any of our investment because the decline in its value was determined to be other-than-temporary. As a result, we recorded a loss related to this impairment of $23.4 million. In 2006, we sold our investment for nil consideration.

Other, net

	Year Ended December 31,			% Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	($ in thousands)

Other, net	$18,770	$(8,428)	$(9,286)	N/A	(9)%

In 2006, other, net primarily includes net gains of $8.1 million in the fair value changes in and the settlement of derivative instruments related to the Ask Jeeves Notes and certain stock warrants as well as net gains of $10.4 million from the fluctuation of exchange rates on foreign denominated assets and liabilities of U.S. dollar functional subsidiaries.

In 2005, other, net primarily includes an unrealized loss of $6.0 million in the fair value changes in derivative instruments related to the Ask Jeeves Notes and certain stock warrants. In 2004, other, net was primarily due to losses of $7.5 million from the fluctuation of exchange rates.

Provision for Income Taxes

	Year Ended December 31,			% Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	($ in thousands)

Provision for income taxes	$139,451	$185,977	$106,371	(25)%	75%
Effective tax rate	36.2%	44.9%	39.5%

In 2006, our effective tax rate was affected by state taxes, valuation allowance on certain foreign losses, and non-taxable gains related to our derivative liabilities.

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

During 2006, we utilized all of our federal net operating losses and expect to be a full U.S. cash taxpayer going forward. For additional information about income taxes, see Note 10 — Income Taxes, in the notes to consolidated financial statements.

Segment Operating Results

In the first quarter of 2006, we began reporting two segments; North America and Europe. The change from a single reportable segment is a result of the reorganization of our business. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is OIBA (defined above). We have not reported segment information for the years ended December 31, 2005 and 2004, as it is not practicable to do so. For additional information about our segment results, see Note 16 — Segment Information, in the notes to consolidated financial statements.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations, our cash and cash equivalents balances which were $853.3 million and $297.4 million at December 31, 2006 and 2005, and our $1.0 billion revolving credit facility, of which $948 million was available to us as of December 31, 2006 representing the total of the facility less $52 million of outstanding stand-by letters of credit (“LOC”). As of December 31, 2006, we were in compliance with our financial covenants consisting of leverage and minimum net worth related to the facility.

Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our suppliers related to these bookings generally within two weeks after completing the transaction for air travel and, for all other merchant bookings, which is primarily our merchant hotel business, after the travelers’ use and subsequent billing from the supplier. Therefore there is generally a greater time from the receipt of cash from the traveler to the payment to the supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business continues to grow and our business model does not change, we expect that changes in working capital will positively impact operating cash flows. If this business declines relative to our other businesses, or if there are changes to the model which compress the time between receipts of cash from travelers to payments to suppliers, our working capital benefits could be reduced, as was the case to a certain degree in 2006 as we increased the efficiency of our supplier payment process.

Seasonal fluctuations in our merchant hotel bookings affect the timing of our annual cash flows. During the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses. While we expect the impact of seasonal fluctuations to continue, merchant hotel growth rates or model changes as discussed above may affect working capital, which might counteract or intensify the anticipated seasonal fluctuations.

As of December 31, 2006, we had a deficit in our working capital of $217.4 million, compared to a deficit of $848.0 million as of December 31, 2005. The 2005 deficit resulted from the $2.5 billion of net intercompany receivable balances we extinguished through a non-cash distribution to IAC upon our Spin-Off on August 9, 2005.

We anticipate continued investment in the development and expansion of our operations. These investments include but are not limited to improvements to infrastructure, which include our enterprise data warehouse investment, servers, networking equipment and software, release improvements to our software code and continuing efforts to build a scaleable, extensible, service-oriented technology platform that will extend across our portfolio of brands. We expect portions of our worldwide points of sale to migrate to the new platform beginning in 2007. Capital expenditures are expected to increase 5% to 15% in 2007. Our future capital requirements may include capital needs for acquisitions or expenditures in support of our business strategy. In the event we have acquisitions, this may reduce our cash balance and increase our debt. Legal risks and challenges to our business strategy may also negatively affect our cash balance.

Our cash flows are as follows:

	Year Ended December 31,			$ Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	(In thousands)

Cash provided by (used in):
Operating activities	$617,440	$859,187	$792,226	$(241,747)	$66,961
Investing activities	(113,500)	(801,343)	(932,406)	687,843	131,063
Financing activities	9,772	106,507	107,320	(96,735)	(813)
Effect of foreign exchange rate changes on cash and cash equivalents	42,146	(8,603)	(3,141)	50,749	(5,462)

In 2006, net cash provided by operating activities decreased by $241.7 million primarily due to an increase in tax payments and a decrease in cash flows from operating income as well as a reduced benefit from working capital. We made tax payments of $126.1 million, an increase of $115.7 million over 2005, reducing cash provided by operations due primarily to IAC’s payment of taxes on behalf of Expedia prior to our becoming an independent public company after which point we became responsible for our tax obligations.

In 2005, net cash provided by operating activities increased by $67.0 million primarily due to an increase in cash flows from operating income, partially offset by tax payments of $10.4 million, an increase of $12.3 million from 2004, reducing cash provided by operations.

Cash used in investing activities decreased by $687.8 million in 2006 primarily due to the absence of transfers to IAC of $757.2 million, partially offset by net cash used in acquisitions and a $40.3 million increase in capital expenditures in the current period in part due to capitalized software costs incurred for the development of our enterprise data warehouse and other improvements to our technology infrastructure. In 2005, cash used in investing activities decreased by $131.1 million from 2004 primarily due to a $515.5 million decrease in transfers to IAC and reduction of cash acquisitions as well as the decrease in marketable securities proceeds in 2005 compared to 2004.

Cash provided by financing activities decreased in 2006 due to $295.7 million of treasury stock activity primarily related to open market share repurchases and the $230.0 million repayment of our revolving credit facility, which was initially borrowed in 2005, partially offset by the net proceeds of $495.3 million from the Notes issuance in 2006. In 2005, cash provided by financing activities decreased due to withholding taxes for stock option exercises of $86.6 million that we paid on behalf of our senior executive in exchange for surrendering a portion of his vested shares to treasury, and 2005 distributions to IAC versus 2004 contributions from IAC, partially offset by an increase in short-term borrowings of $230.7 million and proceeds from the exercise of stock option exercises of $29.1 million.

During the third quarter of 2006, we issued $500.0 million Notes for net proceeds of $495.3 million. The Notes are due August 2018 and bear a fixed interest rate of 7.456% with interest payable semi-annually in February and August of each year, beginning in February 2007. The Notes are repayable in whole or in part on August 15, 2013, at the option of the Note holders, and are redeemable in whole or in part at any time at our option. As of December 31, 2006, we were in compliance with all related covenants.

During the second and third quarters of 2006, we repurchased, in open market trades at an average per share price of $14.42, 20 million shares of our common stock for a total cost of $288 million.

We reclassified certain foreign exchange effects on our cash balances from operating activities to effect of foreign exchange rate changes for the periods presented. The effect of foreign exchange on our cash balances denominated in foreign currency in 2006 showed a net increase of $50.7 million from 2005 due to the benefit of foreign currency appreciation during that time period versus our reporting currency, as well as the increase in our cash balances.

On January 19, 2007, we completed a tender offer pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share, for a total cost of $660 million plus fees and expenses relating to the tender offer. These shares represent approximately 9.8% of the shares of common stock outstanding and 9.0% of the total number of shares of common stock and Class B common stock outstanding as of December 31, 2006. We paid for the tendered shares with cash on-hand and by drawing $150 million on our revolving credit facility.

As of February 15, 2007, we have Board of Directors authorization for additional share repurchases of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchases.

In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are as follows:

•	Our Notes include interest payments through maturity in 2018.

•	We have obligations related to the Ask Jeeves Notes. As a result of the Spin-Off, when holders of IAC’s Ask Jeeves Notes convert their notes, they will receive shares of both IAC and Expedia common stock. Under the terms of the Spin-Off, we are obligated to issue shares of our common stock to IAC for delivery to the holders of the Ask Jeeves Notes, or pay cash in equal value, in lieu of issuing such shares, at our option. The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation to satisfy demands for conversion ceases.

•	The operating leases are for office space and related office equipment. We account for these leases on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Operating lease obligations expire at various dates with the latest maturity in 2014.

•	Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use. In addition, if certain obligations are met by our counterparties, our obligations will increase.

•	Guarantees and LOCs are commitments that represent funding responsibilities that may require our performance in the event of third-party demands or contingent events. These commitments consist of stand-by LOCs and guarantees. We use our stand-by LOCs to secure payment for hotel room transactions to particular hotel properties. The outstanding balance of our stand-by LOCs directly reduces the amount available to us from our revolving credit facility. In addition, we provide a guarantee to the aviation authority of one country to protect against potential non-delivery of our packaged travel services sold within that country. This country holds all travel agents and tour companies to the same standard.

The following table presents our material contractual obligations and commercial commitments as of December 31, 2006:

		By Period
		Less than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)

Long-term debt	$947,360	$37,280	$74,560	$74,560	$760,960
Obligation related to Ask Jeeves Notes	15,900	—	15,900	—	—
Operating leases	87,955	26,492	39,403	14,266	7,794
Purchase obligations	45,677	29,026	16,651	—	—
Guarantees	83,559	83,559	—	—	—
Letters of credit	52,001	51,378	500	123	—

Total	$1,232,452	$227,735	$147,014	$88,949	$768,754

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2006.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 15 — Related Party Transactions, in the notes to consolidated financial statements.

Part II. Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss from adverse changes in interest rates, foreign exchange rates and market prices. Our exposure to market risk includes our Notes, our revolving credit facility, derivative instruments, cash and cash equivalents, merchant accounts payable and deferred merchant bookings denominated in foreign currencies. We manage our exposure to these risks through established policies and procedures. Our objective is to mitigate potential income statement, cash flow and market exposures from changes in interest and foreign exchange rates.

Interest Rate Risk

In August 2006, we issued $500.0 million Notes with a fixed rate of 7.456%. As a result, if market rates decline, our required payments will exceed those based on market rates. The fair value of our Notes was approximately $520 million as of December 31, 2006 based on the quoted market price. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our Notes by approximately $20 million.

In July 2005, we entered into a $1.0 billion revolving credit facility. The revolving credit facility bears interest based on our financial leverage and as of December 31, 2006 was equal to LIBOR plus 0.50%. As a result, we may be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility. As of December 31, 2005, our outstanding borrowing under the revolving credit facility was $230.0 million, which we fully repaid during 2006. No borrowings were outstanding under the revolving credit facility as of December 31, 2006. In 2007, we paid for the 30 million tendered shares, in part, by drawing on our revolving credit facility. As of February 15, 2007, the outstanding balance on the credit facility was $150 million.

We did not experience any significant impact from changes in interest rates for the years ended December 31, 2006 or 2005.

Foreign Exchange Risk

We conduct business in certain international markets, primarily in Australia, Canada, China and the European Union. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates. Our primary exposure to foreign currency risk relates to transacting in foreign currency and recording the activity in U.S. dollars. Changes in exchange rates between the U.S. dollar and these other currencies will result in transaction gains or losses, which we recognize in our consolidated statements of income. To the extent practicable, we minimize this exposure by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies.

Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of the current assets and liabilities each period, and our ability to maintain natural offsets of such exposures. During 2006 we recorded net foreign exchange rate gains of $10.4 million; and during 2005 and 2004 we recorded net foreign exchange rate losses of $0.6 million and $7.5 million.

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

As foreign currency exchange rates fluctuate, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, we have not hedged foreign exchange risks; we periodically review our strategy for hedging foreign exchange risks. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position.

We use cross-currency swaps to hedge against the change in value of certain intercompany loans denominated in currencies other than the lending subsidiaries’ functional currency. For additional information about our cross-currency swaps, see Note 7 — Derivative Instruments, in the notes to consolidated financial statements.

Equity Price Risk

We do not maintain any minority investments in equity securities as part of our marketable securities investment strategy. Thus, our equity price risk primarily relates to fluctuations in our stock price, which affects our derivative liabilities related to outstanding Ask Jeeves Notes. We base the fair value of these derivative instruments primarily on the changes in the market price of our common stock.

In 2006, certain of these notes were converted at fair value for $80.8 million of common stock, or 3.5 million shares. As additional notes are converted, the value of the derivative liability will be reduced and our equity price risk will decrease accordingly. The conversion of the Ask Jeeves Notes during 2006, reduced our obligation to issue our common stock from 4.3 million shares as of December 31, 2005, to 0.8 million shares as of December 31, 2006.

As of December 31, 2006, each $1.00 fluctuation in our common stock will result in approximately $0.8 million of change in the aggregate fair value of our Ask Jeeves Notes derivative liability. An increase in our common stock price will result in a charge to our consolidated statements of income and a decrease in our common stock price will result in a credit. The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation to satisfy demands for conversion ceases.

For additional information about the Ask Jeeves Notes, see Note 7 — Derivative Instruments, in the notes to consolidated financial statements.

Part II. Item 8.  Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements and Schedule listed in the Index to Financial Statements, Schedules and Exhibits on page F-1 are filed as part of this report.

Part II. Item 9.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Part II. Item 9A.  Controls and Procedures

Changes in Internal Control over Financial Reporting.

We have been evaluating, designing and enhancing controls related to our internal controls over financial reporting and discussing these matters with our independent accountants and our Audit Committee. Based on these evaluations and discussions, we considered what revisions, improvements or corrections were necessary in order for us to conclude that our internal controls are effective. As part of this process, we identified a number of areas where there was a need for improvement in our internal controls over financial reporting. We have completed the remediation of these areas. Besides the internal control improvements discussed above, there were no changes to our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures.

Our management, including our Chairman and Senior Executive, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chairman and Senior Executive, Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their report which is included below.

Limitations on Controls.

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

We have audited management’s assessment, which is contained above under the heading “Management’s Report on Internal Control over Financial Reporting,” that Expedia, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Expedia, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Expedia, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Expedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Expedia, Inc. and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Seattle, Washington
February 26, 2007

Part II. Item 9B.	Other Information

None.

Part III.

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006.

Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions

Item 14	Principal Accountant Fees and Services

Part IV. Item 15.	Exhibits, Consolidated Financial Statements and Financial Statement Schedules

(a)(1) Consolidated Financial Statements and (2) Financial Statement Schedules

We have filed the consolidated financial statements and consolidated financial statement schedule listed in the Index to Consolidated Financial Statements, Schedules and Exhibits on page F-1 as a part of this report.

(b)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit
Number		Description

2.1		Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005(1)
3.1		Amended and Restated Certificate of Incorporation of Expedia, Inc.(2)
3.2		Series A Cumulative Convertible Preferred Stock Certificate of Designations(2)
3.3		Amended and Restated Bylaws of Expedia, Inc.(2)
4.1		Specimen Expedia, Inc. Common Stock Certificate(3)
4.2		Equity Warrant Agreement for Warrants to Purchase up to 14,590,514 Shares of Common Stock expiring February 4, 2009, by and between Expedia, Inc. and The Bank of New York, as Equity Warrant Agent, dated as of August 9, 2005(4)
4.3		Stockholder Equity Warrant Agreement for Warrants to Purchase up to 11,450,182 Shares of Common Stock, by and between Expedia, Inc. and Mellon Investor Services LLC, as Equity Warrant Agent, dated as of August 9, 2005(4)
4.4		Optionholder Equity Warrant Agreement for Warrants to Purchase up to 1,558,651 Shares of Common Stock, by and between Expedia, Inc. and Investor Services LLC, as Equity Warrant Agent, dated as of August 9, 2005(4)
4.5		Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018(5)
4.6		Registration Rights Agreement dated August 21, 2006 by and among Expedia, Inc., the Subsidiary Guarantors listed therein, and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the initial purchasers of Expedia, Inc.’s 7.456% Senior Notes due 2018(5)
10	.1*	Employment Agreement by and between Mark Gunning and Expedia, Inc., effective as of July 14, 2005(2)

Exhibit
Number		Description

10	.2*	Separation Agreement by and between Chris Bellairs and Expedia, Inc., effective as of August 12, 2005(2)
10	.3*	Expedia, Inc. Deferred Compensation Plan for Non-Employee Directors(3)
10	.4*	Expedia, Inc. 2005 Stock and Annual Incentive Plan(6)
10	.5*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements(3)
10.6		Governance Agreement, by and among Expedia, Inc., Liberty Media Corporation and Barry Diller, dated as of August 9, 2005(1)
10.7		Stockholders Agreement, by and between Liberty Media Corporation and Barry Diller, dated as of August 9, 2005(1)
10	.8*	Form of Restricted Stock Unit Agreement (domestic employees)(5)
10	.9*	Form of Restricted Stock Unit Agreement (directors)(1)
10.10		Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005(1)
10.11		Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005(1)
10.12		Transition Services Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005(1)
10	.13*	Expedia, Inc. Executive Deferred Compensation Plan, effective as of August 9, 2005(7)
10.14		Credit Agreement dated as of July 8, 2005, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, Inc., a Nevada corporation, Hotels.com, a Delaware corporation and Hotwire, Inc., a Delaware corporation, as Borrowers; the Lenders party thereto; Bank of America, N.A., as Syndication Agent; Wachovia Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents; JPMorgan Chase Bank, N.A., as Administrative Agent; and J.P. Morgan Europe Limited, as London Agent (“Credit Agreement”)(8)
10.15		First Amendment to Credit Agreement, dated as of December 7, 2006(9)
10.16		Second Amendment to Credit Agreement, dated as of December 18, 2006(10)
10	.17*	Expedia Restricted Stock Unit Agreement between Dara Khosrowshahi and Expedia, Inc., dated as of March 7, 2006(11)
10	.18*	Separation Agreement between Keenan M. Conder and Expedia, Inc., dated July 31, 2006(12)
10	.19*	Separation Agreement between William R. Ruckelshaus and Expedia, Inc., dated August 8, 2006(12)
10	.20*	Employment Agreement between Michael B. Adler and Expedia, Inc., effective as of May 16, 2006(5)
10	.21*	Expedia, Inc. Restricted Stock Unit Agreement between Expedia, Inc. and Michael B. Adler, effective as of May 16, 2006(5)
10	.22*	Employment Agreement by and between Burke Norton and Expedia, Inc., effective October 25, 2006(5)
10	.23*	Expedia, Inc. Restricted Stock Unit Agreement (First Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006(5)
10	.24*	Expedia, Inc. Restricted Stock Unit Agreement (Second Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006(5)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm
23.2		Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm
31.1		Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.3		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit
Number	Description

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*	Reflects management contracts and management and director compensatory plans.

(1)	Incorporated by reference to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(2)	Incorporated by reference to Expedia, Inc.’s Current Report on Form 8-K, filed on August 15, 2005.

(3)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form S-4/A (File No. 333-124303-01), filed on June 13, 2005.

(4)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form 8-A/A, filed on August 22, 2005.

(5)	Incorporated by reference to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(6)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form S-8 (File No. 333-127324) filed on August 9, 2005.

(7)	Incorporated by reference to Expedia, Inc.’s Current Report on Form 8-K, filed on December 20, 2005.

(8)	Incorporated by reference to Expedia, Inc.’s Current Report on Form 8-K, filed on July 14, 2005.

(9)	Incorporated by reference to Expedia, Inc.’s Schedule TO (File No. 005-80935), filed on December 11, 2006.

(10)	Incorporated by reference to Expedia, Inc.’s Amendment No. 3 to Schedule TO (File No. 005-80935), filed on December 22, 2006.

(11)	Incorporated by reference to Expedia, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(12)	Incorporated by reference to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia, Inc.

By:	/s/ DARA KHOSROWSHAHI
Dara Khosrowshahi
Chief Executive Officer

February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2007.

Signature	Title

/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ MICHAEL B. ADLER Michael B. Adler	Chief Financial Officer (Principal Financial Officer)

/s/ PATRICIA L. ZUCCOTTI Patricia L. Zuccotti	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ BARRY DILLER Barry Diller	Director (Chairman of the Board)

/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Director (Vice Chairman)

/s/ A. GEORGE BATTLE A. George Battle	Director

/s/ SIMON BREAKWELL Simon Breakwell	Director

/s/ JONATHAN L. DOLGEN Jonathan L. Dolgen	Director

/s/ WILLIAM R. FITZGERALD William R. Fitzgerald	Director

/s/ DAVID GOLDHILL David Goldhill	Director

Signature	Title

/s/ PETER M. KERN Peter M. Kern	Director

/s/ JOHN C. MALONE John C. Malone	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Expedia, Inc.

We have audited the accompanying consolidated balance sheets of Expedia, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2006 the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Expedia, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Seattle, Washington
February 26, 2007

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Expedia, Inc.

We have audited the accompanying combined statements of income, stockholders’ equity and comprehensive income, and cash flows of Expedia, Inc. for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of Expedia, Inc. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

New York, New York
April 18, 2005,
except for 2004 combining financial information in Note 19, as to which the date is
January 22, 2007

Consolidated Financial Statements
EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue	$2,237,586	$2,119,455	$1,843,013
Cost of revenue(1)	502,638	480,219	415,483

Gross profit	1,734,948	1,639,236	1,427,530
Operating expenses:
Selling and marketing(1)	786,195	715,624	688,297
General and administrative(1)	289,649	257,389	227,454
Technology and content(1)	140,371	130,507	129,487
Amortization of intangible assets	110,766	126,067	125,091
Impairment of intangible asset	47,000	—	—
Amortization of non-cash distribution and marketing	9,638	12,597	16,728

Operating income	351,329	397,052	240,473
Other income (expense):
Interest income from IAC/InterActiveCorp	—	40,089	30,851
Other interest income	32,065	10,690	7,666
Interest expense	(17,266)	(2,106)	(161)
Write-off of long-term investment	—	(23,426)	—
Other, net	18,770	(8,428)	(9,286)

Total other income, net	33,569	16,819	29,070

Income before income taxes and minority interest	384,898	413,871	269,543
Provision for income taxes	(139,451)	(185,977)	(106,371)
Minority interest in (income) loss of consolidated subsidiaries, net	(513)	836	301

Net income	$244,934	$228,730	$163,473

Net earnings per share available to common stockholders:
Basic	$0.72	$0.68	$0.49
Diluted	0.70	0.65	0.48
Shares used in computing earnings per share:
Basic	338,047	336,819	335,540
Diluted	352,181	349,530	340,549

(1) Includes stock-based compensation as follows:
Cost of revenue	$8,399	$9,503	$25,165
Selling and marketing	15,893	18,121	35,279
General and administrative	36,877	45,874	66,489
Technology and content	19,116	18,227	44,467

Total stock-based compensation	$80,285	$91,725	$171,400

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$853,274	$297,416
Restricted cash and cash equivalents	11,093	23,585
Accounts and notes receivable, net of allowance of $4,874 and $3,914	211,430	174,019
Prepaid merchant bookings	39,772	30,655
Deferred income taxes, net	4,867	—
Prepaid expenses and other current assets	62,249	64,569

Total current assets	1,182,685	590,244
Property and equipment, net	137,144	90,984
Long-term investments and other assets	59,289	39,431
Intangible assets, net	1,028,774	1,176,503
Goodwill	5,861,292	5,859,730

TOTAL ASSETS	$8,269,184	$7,756,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$600,192	$534,882
Accounts payable, other	120,545	107,580
Short-term borrowings	—	230,755
Deferred merchant bookings	466,474	406,948
Deferred revenue	10,317	7,068
Income taxes payable	30,902	43,405
Deferred income taxes, net	—	3,178
Other current liabilities	171,695	104,409

Total current liabilities	1,400,125	1,438,225
Long-term debt	500,000	—
Deferred income taxes, net	369,297	368,880
Derivative liabilities	28,991	105,827
Other long-term liabilities	4,725	38,423
Minority interest	61,756	71,774
Commitments and contingencies
Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000,000
Series A shares issued and outstanding: 846 and 846
Common stock $.001 par value	328	323
Authorized shares: 1,600,000,000
Shares issued: 328,066,276 and 323,184,577
Shares outstanding: 305,901,048 and 321,979,486
Class B common stock $.001 par value	26	26
Authorized shares: 400,000,000
Shares issued and outstanding: 25,599,998 and 25,599,998
Additional paid-in capital	5,903,200	5,695,498
Treasury stock — Common stock, at cost	(321,155)	(25,464)
Shares: 22,165,228 and 1,205,091
Retained earnings	309,912	64,978
Accumulated other comprehensive income (loss)	11,979	(1,598)

Total stockholders’ equity	5,904,290	5,733,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,269,184	$7,756,892

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

										Accumulated
				Class B		Additional				Other
	Invested	Common Stock Issued		Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive
	Equity	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
	(In thousands, except share data)
Balance as of December 31, 2003	$7,558,328	—	$—	—	$—	$—	—	$—	$—	$(4,027)	$7,554,301
Comprehensive income:
Net income	163,473										163,473
Change in unrealized gains in available for sale securities										28,079	28,079
Net gain on derivative contracts										179	179
Currency translation adjustment										9,437	9,437

Total comprehensive income											201,168

Net transfers from IAC/InterActiveCorp	397,160										397,160

Balance as of December 31, 2004	8,118,961									33,668	8,152,629
Comprehensive income:
Net income prior to Spin-Off	163,752										163,752
Net income after Spin-Off									64,978		64,978
Net loss on derivative contracts										(1,619)	(1,619)
Reversal of unrealized gains on available for sale security upon business acquisition										(27,182)	(27,182)
Currency translation adjustment										(6,465)	(6,465)

Total comprehensive income											193,464

Distribution to IAC/InterActiveCorp, net upon Spin-Off	(2,496,569)										(2,496,569)
Capitalization at Spin-Off	(5,786,144)					5,786,144					—
Issuance of preferred stock, common stock and Class B common stock at Spin-Off		315,140,609	315	25,599,998	26	(341)					—
Initial recognition of derivative liability at Spin-Off						(101,600)					(101,600)
Settlement of derivative liability						1,800					1,800
Proceeds from exercise of equity instruments		8,043,968	8			29,052					29,060
Withholding taxes for stock option exercises						(61,536)	1,167,800	(25,020)			(86,556)
Treasury stock activity related to vesting of equity instruments							37,291	(444)			(444)
Stock-based compensation expense post Spin-Off						41,979					41,979

Balance as of December 31, 2005	—	323,184,577	323	25,599,998	26	5,695,498	1,205,091	(25,464)	64,978	(1,598)	5,733,763
Comprehensive income:
Net income									244,934		244,934
Net loss on derivative contracts										(1,119)	(1,119)
Currency translation adjustment										14,696	14,696

Total comprehensive income											258,511

Settlement of derivative liability						80,832					80,832
Proceeds from exercise of equity instruments		4,881,699	5			34,283					34,288
Spin-Off related tax adjustments						19,139					19,139
Tax deficiencies on equity awards						(10,296)					(10,296)
Capital contribution from sale of business						2,524					2,524
Treasury stock activity related to vesting or cancellation of equity instruments							960,137	(7,292)			(7,292)
Common stock repurchases							20,000,000	(288,399)			(288,399)
Modification of cash-based equity awards						2,930					2,930
Stock-based compensation expense						78,290					78,290

Balance as of December 31, 2006	$—	328,066,276	$328	25,599,998	$26	$5,903,200	22,165,228	$(321,155)	$309,912	$11,979	$5,904,290

 We have 846 shares of preferred stock outstanding as of December 31, 2006 and 2005.

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities:
Net income	$244,934	$228,730	$163,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,779	50,445	44,066
Amortization of intangible assets, non-cash distribution and marketing and stock-based compensation	200,689	230,389	313,219
Deferred income taxes	(10,652)	68,198	(5,295)
Unrealized (gain) loss on derivative instruments, net	(8,137)	6,042	—
Equity in income of unconsolidated affiliates	(2,541)	(1,668)	(175)
Minority interest in income (loss) of consolidated subsidiaries, net	513	(836)	(301)
Write-off of long-term investment	—	23,426	—
Impairment of intangible asset	47,000	—	—
Foreign exchange (gain) loss on cash and cash equivalents, net	(37,182)	9,292	(10,627)
Other	1,100	1,161	161
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(32,148)	(21,833)	10,904
Prepaid merchant bookings and prepaid expenses	(20,694)	(22,492)	3,038
Accounts payable and other current liabilities	123,104	241,567	225,679
Deferred merchant bookings	59,450	45,051	54,872
Deferred revenue	3,225	1,715	(2,463)
Other, net	—	—	(4,325)

Net cash provided by operating activities	617,440	859,187	792,226

Investing activities:
Capital expenditures	(92,631)	(52,315)	(53,407)
Acquisitions, net of cash acquired	(32,518)	10,547	(261,390)
Proceeds from sale of business to a related party	13,163	—	—
Increase in long-term investments and deposits	(1,514)	(369)	(62,441)
Purchase of marketable securities	—	(63)	(5,015)
Proceeds from sale of marketable securities	—	1,000	722,646
Transfers to IAC/InterActiveCorp, net	—	(757,206)	(1,272,714)
Other, net	—	(2,937)	(85)

Net cash used in investing activities	(113,500)	(801,343)	(932,406)

Financing activities:
Short-term borrowings, net	(231,036)	230,735	—
Proceeds from issuance of long-term debt, net of issuance costs	495,346	—	—
Changes in restricted cash and cash equivalents	4,578	(9,495)	(2,319)
Proceeds from exercise of equity awards	35,258	29,060	—
Excess tax benefit on equity awards	1,317	—	—
Withholding taxes for stock option exercises	—	(86,556)	—
Treasury stock activity	(295,691)	—	—
(Distribution to) contribution from IAC/InterActiveCorp, net	—	(52,844)	103,807
Other, net	—	(4,393)	5,832

Net cash provided by financing activities	9,772	106,507	107,320
Effect of exchange rate changes on cash and cash equivalents	42,146	(8,603)	(3,141)

Net increase (decrease) in cash and cash equivalents	555,858	155,748	(36,001)
Cash and cash equivalents at beginning of year	297,416	141,668	177,669

Cash and cash equivalents at end of year	$853,274	$297,416	$141,668

Supplemental cash flow information
Cash paid for interest	$3,036	$251	$—
Income tax payments (refund), net	126,126	10,384	(1,879)

See notes to consolidated financial statements.

Expedia, Inc.

Notes to Consolidated Financial Statements

NOTE 1 — Organization and Basis of Presentation

Description of Business

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad. These travel products and services are offered through a diversified portfolio of brands including: Expedia, Hotels.com, Hotwire.com, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations, Expedia Corporate Travel (“ECT”), eLong, Inc. (“eLong”) and TripAdvisor. In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

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

On August 9, 2005, the Spin-Off of the Expedia Businesses from IAC was completed. Shares of Expedia, Inc. began trading on The Nasdaq Stock Market, Inc. (“NASDAQ”) under the symbol “EXPE.” In conjunction with the Spin-Off, we completed the following transactions: (1) transferred to IAC all cash in excess of $100 million, excluding the cash and cash equivalents held by eLong; (2) extinguished all intercompany receivable balances from IAC, which totaled $2.5 billion by recording a non-cash distribution to IAC; (3) recorded a non-cash contribution from IAC of a joint ownership interest in an airplane, with a value of $17.4 million; (4) recorded a non-cash contribution of media time, with a value of $17.1 million; (5) recorded derivative liabilities for the stock warrants and Ask Jeeves Convertible Subordinated Notes (“Ask Jeeves Notes”) with a fair value of $101.6 million; (6) recorded a modification of stock-based compensation awards of $5.4 million; and (7) recapitalized the invested equity balance with common stock, Class B common stock and preferred stock, whereby holders of IAC stock received shares of Expedia stock based on a formula or cash ($50 per share plus accrued and unpaid dividends).

Basis of Presentation

The accompanying consolidated financial statements include Expedia, Inc., our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of future cash profits or losses. We record our investments in entities that we do not control, but over which we have the ability to exercise significant influence, using the equity method. We record our investments in entities over which we do not have the ability to exercise significant influence using the cost method. We have eliminated significant intercompany transactions and accounts.

These consolidated financial statements present our results of operations, financial position, change in stockholders’ equity and comprehensive income, and cash flows on a combined basis through the Spin-Off on August 9, 2005, and on a consolidated basis thereafter. We have prepared the combined financial statements from the historical results of operations and historical bases of the assets and liabilities with the exception of income taxes. We have computed income taxes using our stand-alone tax rate.

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Seasonality

We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings decreases in the fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter.

NOTE 2 — Significant Accounting Policies

Consolidation

Our consolidated financial statements include the accounts of Expedia, Inc., our wholly-owned subsidiaries, and entities for which we control a majority of the entity’s outstanding common stock. We record minority interest in our consolidated financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Minority interests in the earnings and losses of consolidated subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated entities, which includes the minority interest share of net income or loss from eLong.

In addition, we hold variable interests in certain affiliated entities of eLong in order to meet the laws and regulations of the People’s Republic of China, which restricts foreign investment in the air-ticketing, travel agency, internet content provision and advertising businesses. Through a series of agreements with affiliated Chinese entities, eLong is the primary beneficiary of future cash losses or profits by contractual right. As such, although we do not own capital stock of the Chinese affiliates, we consolidate their results.

We have eliminated significant intercompany transactions and accounts in our consolidated financial statements.

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include revenue recognition, recoverability of long-lived and intangible assets and goodwill, income taxes, occupancy tax, stock-based compensation and accounting for derivative instruments.

Reclassifications

We have reclassified prior period financial statements to conform to the current period presentation.

In our consolidated statements of cash flows for the years ended December 31, 2005 and 2004, we reclassified net foreign exchange gains and losses on cash of U.S. functional subsidiaries held in foreign currencies from operating cash flows to effect of exchange rate changes on cash and cash equivalents to appropriately reflect foreign currency impacts on cash and cash equivalents for the periods presented.

In our consolidated statements of income for the years ended December 31, 2005 and 2004, we reclassified stock-based compensation expense to the same operating expense line items as cash compensation paid to employees in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107.

In our consolidated balance sheet as of December 31, 2005, we reclassified $19.7 million from accounts payable, other, to accounts payable, merchant ($19.3 million) and other current liabilities ($0.4 million).

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

We recognize revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

We also evaluate the presentation of revenue on a gross versus a net basis through application of Emerging Issues Task Force No. (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The consensus of this literature is that the presentation of revenue as “the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee” is a matter of judgment that depends on the relevant facts and circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether we are the primary obligor in the arrangement (strong indicator); whether we have general inventory risk (before customer order is placed or upon customer return) (strong indicator); and whether we have latitude in establishing price. The guidance clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that we perform as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis. For our primary revenue models, discussed below, we have determined net presentation is appropriate for the majority of revenue transactions.

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

Merchant Hotel.  Our travelers pay us for merchant hotel transactions prior to departing on their trip, generally when they book the reservation. We record the payment in deferred merchant bookings until the stay occurs, at which point we record the revenue. In certain non-refundable, non-changeable transactions where we have no significant post-delivery obligations, we record revenue when the traveler completes the transaction on our website, less a reserve for chargebacks and cancellations based on historical experience. Amounts received from customers are presented net of amounts paid to suppliers. In certain instances when a supplier invoices us for less than the cost we accrued, we generally recognize those amounts as revenue six months in arrears, net of an allowance, when we determine it is not probable that we will be required to pay the supplier, based on historical experience and contract terms.

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

Merchant Air.  Generally, we determine the ticket price for merchant air transactions. We pay the cost of the airline ticket generally within two weeks after booking. We record cash paid by the traveler as deferred merchant bookings and the cost of the airline ticket as prepaid merchant bookings. When the flight occurs, we

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

record the difference between the deferred merchant bookings and the prepaid merchant bookings as revenue on a net basis.

When we have nonrefundable and generally noncancelable merchant air transactions, with no significant post-delivery obligations, we record revenue upon booking. We record a reserve for chargebacks and cancellations at the time of the transaction based on historical experience.

Agency Air, Hotel, Car and Cruise.  Our agency revenue comes from airline ticket transactions, certain hotel transactions as well as cruise and car rental reservations. We record agency revenue on air transactions when the traveler books the transaction, as we have no significant post-delivery obligations. We record agency revenue on hotel reservations, cruise and car rental reservations either on an accrual basis for payments from a commission clearinghouse, or on receipt of commissions from an individual supplier. We record an allowance for cancellations and chargebacks on this revenue based on historical experience.

Click-Through Fees.  We record revenue from click-through fees charged to our travel partners for traveler leads sent to the travel partners’ websites. We record revenue from click-through fees after the traveler makes the click-through to the related travel partners’ websites.

Advertising.  We record advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract.

Other.  We record revenue from all other sources either upon delivery or when we provide the service.

Cash and Cash Equivalents

Our cash and cash equivalents include cash and liquid financial instruments with maturities of 90 days or less when purchased.

Accounts Receivable

Accounts receivable are generally due within thirty days and are recorded net of an allowance for doubtful accounts. We consider accounts outstanding longer than the contractual payment terms as past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and the condition of the general economy and industry as a whole.

Property and Equipment

We record property and equipment at cost, net of accumulated depreciation and amortization. We also capitalize certain costs incurred related to the development of internal use software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF No. 00-02, Accounting for Website Development Costs. We capitalize costs incurred during the application development stage related to the development of internal-use software. We expense costs incurred related to the planning and post-implementation phases of development as incurred.

We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is three years for computer equipment and capitalized software development, and range from three to five years for furniture and other equipment. We amortize leasehold improvement using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, we establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1 or more frequently if events and circumstances indicate impairment may have occurred.

In the evaluation of goodwill for impairment, we first compare the fair value of the reporting unit to the carrying value. If the carrying value of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

In the evaluation of indefinite-lived intangible assets, an impairment charge is recorded for the excess of the carrying value of indefinite-lived intangible assets over their fair value.

We generally base our measurement of fair value of reporting units on a blended analysis of the present value of estimated future discounted cash flows and market valuation approach, which compares revenue and operating income multiples for companies of similar industry and/or size. Our analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimates of projected future cash flows. We base our measurement of fair value of indefinite-lived intangible assets, which primarily consist of trade name and trademarks, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them.

Intangible Assets with Definite Lives and Other Long-Lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of two to ten years. We review the carrying value of long-lived assets to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, an impairment loss would only be recorded if the asset’s carrying amount is not recoverable through its undiscounted cash flows. Any impairment would be measured as the difference between the asset’s carrying amount and estimated fair value, determined using appropriate valuation methodologies which would typically include an estimate of discounted cash flows.

Assets held for sale, to the extent we have any, are reported at the lower of cost or fair value less costs to sell.

Investments

We record investments, which are non-marketable, using the cost basis when we do not have the ability to exercise significant influence over the investee and generally when our ownership in the investee is less than 20%. We record investments using the equity method when we have the ability to exercise significant influence over the investee.

At December 31, 2006 and 2005, we had a joint venture with Société Nationale des Chemins de Fer Français (“SNCF”), the state-owned railway group in France, which operates www.voyages-sncf.com, an online site for e-tourism in France. The investment is recorded under the equity method of accounting. At December 31, 2006 and 2005, SNCF owned 50.1% and we owned 49.9% of the joint venture.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

We periodically evaluate the recoverability of investments and record a write-down if a decline in value is determined to be other-than-temporary. This evaluation resulted in the write-off of an investment in 2005. See Note 13 — Other Income (Expense).

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, we record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the tax rates that we expect will be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

Occupancy Tax

Some states and localities impose a transient occupancy or accommodation tax, or a form of sales tax, on the use or occupancy of hotel accommodations. Generally, hotels charge taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel occupancy taxes.

Derivative Instruments

Derivative instruments are carried at fair value on our consolidated balance sheets.

We have designated cross currency swap agreements as cash flow hedges of certain inter-company loan agreements denominated in currencies other than the lending subsidiaries’ functional currency (the “hedged items”). The hedges have been determined to be highly effective, at designation and on an ongoing basis. As such, we record the total change in the fair value of the hedges in other comprehensive income (“OCI”) each period, and concurrently reclassify a portion of the gain or loss to other, net to perfectly offset gains or losses related to transactional remeasurement of the hedged items.

We report the change in the fair value of derivative instruments that do not qualify for hedge accounting treatment in other, net in our consolidated statements of income. We do not hold or issue financial instruments for speculative or trading purposes. For additional information about derivative instruments, see Note 7 — Derivative Instruments.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation and Transaction Gains and Losses

Our operations outside of the United States use the related local currency as their functional currency. We translate revenue and expense at average rates of exchange during the period. We translate assets and liabilities at the rates of exchange as of the consolidated balance sheet dates and include foreign currency translation gains and losses as a component of accumulated OCI. Due to the nature of our operations and our corporate structure, we also have subsidiaries that have significant transactions in foreign currencies other than their functional currency. We record transaction gains and losses in our consolidated statements of income related to the recurring remeasurement and settlement of such transactions. To the extent practicable, we attempt to minimize this exposure by maintaining natural hedges between our current assets and current liabilities of similarly denominated foreign currencies.

Debt Issuance Costs

We defer costs we incur to issue debt and amortize these costs to interest expense over the term of the debt or, when the debt can be redeemed at the option of the holders, over the term of the redemption option.

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

Advertising Expense

We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2006, 2005, and 2004, our advertising expense was $427.2 million, $425.2 million and $452.9 million. As of December 31, 2006 and 2005, we had $12.6 million and $19.3 million of prepaid marketing expenses included in prepaid expenses and other current assets on our consolidated balance sheets.

Stock-Based Compensation

Effective January 1, 2006, we began accounting for stock-based compensation under the modified prospective method provisions of SFAS No. 123(R), Share-Based Payment, and related guidance. Under SFAS 123(R), we continue to measure and amortize the fair value for all share-based payments consistent with our past practice under SFAS 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

for Stock-Based Compensation — Transition and Disclosure. As a result, the adoption of SFAS 123(R) did not have a material impact on our financial position.

We measure and amortize the fair value of restricted stock units, stock options and warrants as follows:

Restricted Stock Units.  Restricted stock units (“RSU”) are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a five-year period. We measure the value of RSUs at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. We record RSUs that may be settled by the holder in cash, rather than shares, as a liability and we remeasure these instruments at fair value at the end of each reporting period. Upon settlement of these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date.

Performance-based RSUs vest upon achievement of certain company-based performance conditions. On the date of grant, we assess whether it is probable that the performance targets will be achieved, and if assessed as probable, we determine the fair value of the performance-based award based on the fair value of our common stock at that time. We record compensation expense for these awards over the estimated performance period using the accelerated method under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — an interpretation of Accounting Principles Board Opinion No. 15 and 25. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

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

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. In determining the estimated forfeiture rates for stock-based awards, we periodically conduct an assessment of the actual number of equity awards that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised. For additional information about the changes in estimated forfeiture rates, see Note 9 — Stock-Based Awards and Other Equity Instruments.

We have calculated an additional paid-in capital (“APIC”) pool pursuant to the provisions of SFAS 123(R). The APIC pool represents the excess tax benefits related to stock-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our consolidated statements of

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

income. In 2006, we recorded tax deficiencies of $11.6 million against the APIC pool; as a result, such deficiencies did not affect our results of operations. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive earnings per share. The adoption of SFAS 123(R) did not have a material impact on our dilutive shares.

Prior to our adoption of SFAS 123(R), we recorded cash retained as a result of tax benefit deductions relating to stock-based compensation in operating activities in our consolidated statements of cash flows, along with other tax cash flows, in accordance with the provisions of the EITF No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) supersedes EITF 00-15, amends SFAS No. 95, Statement of Cash Flows, and requires that, upon adoption, we present the tax benefit deductions relating to excess stock-based compensation deductions as a financing activity in our consolidated statements of cash flows. In 2006, we reported $1.3 million of tax benefit deductions as a financing activity that previously would have been reported as an operating activity.

Earnings Per Share

We compute basic earnings per share by taking net income available to common shareholders divided by the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. Diluted earnings per share include the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as if converted methods, as applicable. For additional information on how we compute earnings per share, see Note 12 — Earnings Per Share.

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

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud. We are highly dependent on our relationships with six major airlines in the United States. We also depend on global distribution system partners and third-party service providers for certain fulfillment services.

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits.

Contingent Liabilities

We have a number of regulatory and legal matters outstanding, as discussed further in Note 14 — Commitments and Contingencies. Periodically, we review the status of all significant outstanding matters to assess the potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of income. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

a loss may have been incurred. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

New Accounting Pronouncements

Presentation of Taxes in the Income Statement.  In June 2006, the FASB reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. We present the taxes within the scope of EITF 06-3 on a net basis.

Accounting for Uncertainty in Income Taxes.  In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes guidance related to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are in the process of determining the impact, if any, of this interpretation on our results from operations and financial position.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 only applies when another standard requires or permits assets or liabilities to be measured at fair value and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining the impact, if any, of this statement on our results from operations, financial position or cash flows.

NOTE 3 — Business Acquisitions

eLong.  In August 2004, we purchased a 30% ownership interest in eLong, a publicly-traded Cayman Island company, whose principal business is the operation of an internet-based travel business in the People’s Republic of China, for approximately $59.0 million in cash, and were concurrently issued a warrant to allow us to acquire additional shares, with an exercise price of approximately $6.21 per share of common stock, or $108 million.

In January 2005, we exercised the warrant resulting in an aggregate purchase price of $170.6 million, including our initial investment, exercise of the warrant and related transaction costs, a total ownership position of 59% and voting rights of approximately 96%. From August 2004 to the warrant exercise the investment was accounted for under the equity method, and from the warrant exercise forward we have consolidated the operating results of eLong. As of December 31, 2006, our ownership interest in eLong was 55%.

eLong’s American Depositary Shares (“ADS”) trade on the NASDAQ under the symbol “LONG.” Each ADS is equivalent to two shares of eLong common stock.

TripAdvisor.  In April 2004 and July 2005, we acquired 94.1% and an additional 1%, respectively, of TripAdvisor, a travel search engine and directory that enables consumers to research their travel and

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

destination place through the internet. The aggregate purchase price for our acquisition in April 2004 was $219.3 million. In 2006, we purchased the remaining 4.9% minority ownership in TripAdvisor for $18.3 million in cash.

Egencia.  In April 2004, we acquired 91.4% of the ownership of Egencia (renamed ECT-Europe), an online corporate travel agency in France, for an aggregate purchase price of $65.7 million. In April 2006, we acquired the remaining 8.6% minority ownership interest in Egencia for $3.3 million in cash and recorded a $3.1 million liability that will be paid in cash through April 2008.

NOTE 4 — Property and Equipment, Net

Our property and equipment consists of the following:

	December 31,
	2006	2005
	(In thousands)

Computer equipment	$61,203	$60,648
Capitalized software development	176,751	133,256
Leasehold improvements	24,431	20,711
Furniture and other equipment	33,676	29,394

	296,061	244,009
Less: accumulated depreciation	(195,126)	(162,865)
Projects in progress	36,209	9,840

Property and equipment, net	$137,144	$90,984

As of December 31, 2006 and 2005, our recorded capitalized software development costs, net of accumulated amortization, were $92.4 million and $49.5 million. For the years ended December 31, 2006, 2005 and 2004, we recorded amortization of capitalized software development costs of $28.3 million, $38.6 million and $24.0 million.

NOTE 5 — Goodwill and Intangible Assets, Net

The following table presents our goodwill and intangible assets as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)

Goodwill	$5,861,292	$5,859,730
Intangible assets with indefinite lives	866,523	912,972
Intangible assets with definite lives, net	162,251	263,531

	$6,890,066	$7,036,233

We perform our annual assessment of possible impairment of goodwill and indefinite lived intangible assets as of October 1, or more frequently if events and circumstances indicate that impairment may have occurred. We performed our annual impairment assessment for goodwill and intangible assets as of October 1, 2006 and had no impairments.

Our indefinite lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions. Based on lower than expected year-to-date revenue growth, we determined that our indefinite lived trade name intangible asset related to Hotwire might be impaired during the third quarter of 2006. Accordingly, we performed a valuation of that asset and determined that its carrying amount exceeded its fair

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

value and recognized an impairment charge of $47.0 million in “Impairment of intangible asset” in our consolidated statements of income. We based our measurement of fair value of the trade name intangible asset using the relief-from-royalty method. This method assumes that a trade name has value to the extent that its owner is relieved of the obligation to pay royalties for the benefits received therefrom.

The following table presents the changes in goodwill:

	2006	2005
	(In thousands)

Beginning Balance as of January 1	$5,859,730	$5,790,111
Additions	12,483	140,482
Deductions	(28,702)	(50,777)
Foreign exchange translation	17,781	(20,086)

Ending Balance as of December 31	$5,861,292	$5,859,730

As of December 31, 2006 and 2005, approximately 80% of our goodwill was assigned to our North American segment and approximately 17% to our European segment.

In 2006, the additions to goodwill relate primarily to the remaining purchase of TripAdvisor and Egencia shares and other miscellaneous business acquisitions. The deductions from goodwill primarily relate to the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized.

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

The following table presents the components of our intangible assets with definite lives as of December 31, 2006 and 2005.

	December 31, 2006				December 31, 2005
				Weighted				Weighted
				Average				Average
		Accumulated		Life		Accumulated		Life
	Cost	Amortization	Net	(Years)	Cost	Amortization	Net	(Years)
		(In thousands)				(In thousands)

Distribution agreements	$177,426	$(132,643)	$44,783	5.5	$177,426	$(105,502)	$71,924	5.5
Supplier relationship	212,101	(186,399)	25,702	4.2	211,670	(150,324)	61,346	4.2
Technology	196,197	(157,186)	39,011	4.5	187,540	(119,013)	68,527	4.6
Customer lists	25,396	(19,175)	6,221	4.7	25,163	(17,266)	7,897	4.7
Affiliate agreements	33,049	(11,594)	21,455	10.0	33,049	(8,289)	24,760	10.0
Domain names	10,871	(3,812)	7,059	9.7	10,871	(1,920)	8,951	9.7
Other	49,052	(31,032)	18,020	6.5	47,364	(27,238)	20,126	6.4

Total	$704,092	$(541,841)	$162,251	5.1	$693,083	$(429,552)	$263,531	5.2

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Amortization expense was $110.8 million, $126.1 million and $125.1 million for the years ended December 31, 2006, 2005 and 2004. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2006, assuming no subsequent impairment of the underlying assets, is as follows:

Amortization of
Intangible Assets
(In thousands)

2007	$73,562
2008	51,764
2009	13,027
2010	7,755
2011	6,355
2012 and thereafter	9,788

Total	$162,251

NOTE 6 — Debt

Short-term Borrowings

In July 2005, we entered into a $1.0 billion five-year unsecured revolving credit facility with a group of lenders, which was effective as of the Spin-Off, and is unconditionally guaranteed by certain Expedia subsidiaries. The facility bears interest based on our financial leverage, which as of December 31, 2006 and 2005, was equal to LIBOR plus .50%. The annual fee to maintain the facility is 0.1% on the unused portion of the facility, or approximately $1.0 million if all of the facility is unused. The facility also contains financial covenants consisting of a leverage ratio and a minimum net worth requirement. As of December 31, 2006, we were in compliance with our financial covenants which relate to leverage and minimum net worth.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the amount available to us. As of December 31, 2006, and December 31, 2005, there was $52.0 million and $53.2 million of outstanding stand-by LOCs issued under the facility. As of December 31, 2005, we had $230.0 million outstanding under the facility, which we fully repaid during the quarter ended March 31, 2006. The $230.0 million carrying amount of the short-term borrowing approximates its fair value as of December 31, 2005. As of December 31, 2006, there was no amount outstanding under the facility.

On January 19, 2007, we completed a tender offer for 30 million common shares and paid for the tendered shares acquired, in part, by drawing on our revolving credit facility. As of February 15, 2007, the outstanding balance on the credit facility was $150 million, not including the stand-by LOCs also issued under the facility. For additional information about the tender offer, see Note 11 — Stockholders’ Equity.

Long-term Debt

In August 2006, we privately placed $500.0 million of senior unsecured notes due 2018 (the “Notes”). The Notes bear a fixed rate interest of 7.456% with interest payable semi-annually in February and August of each year, beginning in February 2007. The amount of accrued interest related to the Notes was $13.4 million as of December 31, 2006. The Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such Notes, at 100% of the principal amount plus accrued interest. We may redeem the Notes in accordance with the terms of the agreement, in whole or in part at any time at our option.

On February 14, 2007, we commenced an offer to exchange the Notes for registered notes having substantially the same financial terms and covenants as the privately placed notes. The offer will expire, unless extended, on March 15, 2007.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The fair value of our Notes was approximately $520 million as of December 31, 2006 based on the quoted market price.

The Notes are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 19 — Guarantor and Non-Guarantor Supplemental Financial Information.

The Notes include covenants that limit our ability to (i) incur liens, (ii) enter into sale and leaseback transactions and (iii) merge, consolidate or sell substantially all of our assets. As of December 31, 2006, we were in compliance with all covenants.

NOTE 7 — Derivative Instruments

The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date. Components of our derivative liabilities balance are as follows:

	December 31,
	2006	2005
	(In thousands)

Ask Jeeves Notes	$15,900	$104,800
Cross-currency swaps	13,060	927
Stock warrants	31	100

	$28,991	$105,827

Ask Jeeves Notes

As a result of the Spin-Off, we assumed certain obligations to IAC related to IAC’s Ask Jeeves Notes. When holders of the Ask Jeeves Notes convert their notes, they will receive shares of both IAC and Expedia common stock. Under the terms of the Spin-Off, we are obligated to issue shares of our common stock to IAC for delivery to the holders of the Ask Jeeves Notes, or pay cash in equal value, in lieu of issuing such shares, at our option. This obligation represents a derivative liability on our consolidated balance sheet because it is not indexed solely to shares of our common stock. We record the fair value of this derivative obligation on our consolidated balance sheets with any changes in fair value recorded in our consolidated statements of income. The estimated fair value of this liability fluctuates primarily based on changes in the price of our common stock.

In 2006 and 2005, certain of these notes were converted and we released approximately 3.5 million and 37,000 shares of our common stock from escrow with a fair value of $80.8 million and $0.9 million to satisfy the conversion requirements. In 2006 and 2005, we recognized a net unrealized gain (loss) of $8.1 million and $(6.0) million related to these Ask Jeeves Notes.

As of December 31, 2006, we estimate that we could be required to release from escrow up to 0.8 million shares of our common stock (or pay cash in equal value, in lieu of issuing such shares, at our option). The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation to satisfy demands for conversion ceases.

Cross-Currency Swaps

We enter into cross-currency swaps to hedge against the change in value of certain intercompany loans denominated in currencies other than the lending subsidiaries’ functional currency.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Upon maturity, these cross-currency swap agreements call for the exchange of notional amounts. These swaps have been designated as cash flow hedges and are re-measured at fair value each reporting period. The hedges have been determined to be perfectly effective, at designation and on an ongoing basis. As such, we record the total change in the fair value of the hedges in OCI each period, and concurrently reclassify a portion of the gain or loss to other income (expense), net to perfectly offset gains or losses related to transactional remeasurement of the hedged items. We are not able to predict future gains or losses due to remeasurement of the hedged items, or the equivalent reclassifications of the gains or losses on the hedges from accumulated OCI to earnings. There was no ineffectiveness related to these cash flow hedges for the years ended December 31, 2006, 2005 and 2004.

In addition, as of December 31, 2006, we had $14.1 million of cash held by counterparties as collateral for our cross-currency swaps, which is classified in long-term investments and other assets on our consolidated balance sheet.

Stock Warrants

In connection with prior transactions, IAC assumed a number of stock warrants that were adjusted to become exercisable into IAC common stock and subsequent to the Spin-Off, also in our common stock. As of December 31, 2006, there are approximately 42,700 of these stock warrants outstanding with expiration dates through May 2010. Each stock warrant represents the right to receive the number of shares of IAC common stock and Expedia common stock that the stock warrant holder would have received had the holder exercised the stock warrant immediately prior to the Spin-Off. Under the terms of the Spin-Off between IAC and Expedia, we assumed the obligation to deliver our common stock to the stock warrant holders upon exercise and will receive a portion of the proceeds from exercise. This obligation represents a derivative instrument that we record at fair value on our consolidated balance sheets with any changes in value recorded in our consolidated statements of income. The estimated fair value of this liability fluctuates based on changes in the price of our common stock.

NOTE 8 — Employee Benefit Plans

Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 16% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans was $8.0 million, $6.0 million and $4.1 million for the years ended December 31, 2006, 2005 and 2004.

NOTE 9 —	Stock-Based Awards and Other Equity Instruments

Pursuant to the 2005 Expedia, Inc. Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards (“RSA”), RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2006, we had approximately 7.1 million shares of common

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.

As described below in “Modification of Stock-Based Compensation Awards,” certain stock options, restricted stock, RSUs and other equity based awards granted to our employees, officers, directors and consultants by IAC prior to the Spin-Off were converted into awards based on our common stock in connection with the Spin-Off. For the period from January 1, 2005 to August 8, 2005, and for the year ended December 31, 2004, IAC allocated to us stock-based compensation expense that was attributable to our employees.

RSUs, which are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests, are our primary form of stock-based award. We record RSUs that will settle in cash as a liability and we remeasure them to fair value at the end of each reporting period. These awards that settle in cash and the resulting liability are insignificant. Our RSUs generally vest over five years, but may accelerate in certain circumstances, including changes in control.

We have fully vested stock warrants with expiration dates through February 2012 outstanding, certain of which trade on the NASDAQ under the symbols “EXPEW” and “EXPEZ.” Each stock warrant is exercisable for a certain number of shares of our common stock or a fraction thereof.

The following table presents a summary of RSU awards from August 9, 2005 through December 31, 2006:

		Weighted
		Average Grant-
		Date Fair
	RSU’s	Value
	(In thousands)

Granted at Spin-Off, based on conversion of IAC awards	5,848	$23.97
Granted	497	25.28
Vested and released	(144)	23.19
Cancelled	(436)	24.38

Balance as of December 31, 2005	5,765	24.08
Granted	5,016	18.59
Vested and released	(1,337)	23.94
Cancelled	(1,923)	23.09

Balance as of December 31, 2006	7,521	20.72

Included in RSUs outstanding at December 31, 2006 are approximately one million RSUs to certain senior executives, whereby future vesting is tied to achievement of performance targets. The total fair value of shares vested and released during the years ended December 31, 2006 and 2005 was $31.9 million and $3.3 million.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents a summary of our stock warrants (equivalent shares) from December 31, 2005 through December 31, 2006:

	Weighted	Outstanding			Outstanding
	Average	Warrants at			Warrants at
	Exercise	December 31,			December 31,
Expiration Date	Price	2005	Exercised	Cancelled	2006
	(In thousands, except per warrant data)

February 2012	$25.56	16,094	—	—	16,094
February 2009	31.22	7,295	—	—	7,295
February 2009	11.93	11,096	(1)	(1)	11,094
November 2009 to May 2010	13.23	164	(1)	—	163

		34,649	(2)	(1)	34,646

The following table presents a summary of our stock option transactions from August 9, 2005 through December 31, 2006:

		Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
	(In thousands)		(In years)	(In thousands)

Granted at Spin-Off, based on conversions from IAC options	41,097	$12.87
Exercised	(12,540)	5.79
Cancelled	(851)	24.62

Balance as of December 31, 2005	27,706	15.71
Exercised	(3,657)	9.41
Cancelled	(916)	20.38

Balance as of December 31, 2006	23,133	16.52	3.4	$166,848

Exercisable as of December 31, 2006	19,237	13.42	2.3	166,404

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2006, based on our the closing stock price of $20.98 as of the last trading date. The total intrinsic value of stock options exercised was $34.7 million and $213.2 million for the years ended December 31, 2006 and 2005. Since the Spin-off on August 9, 2005, we have not granted options. The expected to vest balance as of December 31, 2006 is equal to the outstanding balance at that date.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents a summary of our stock options outstanding and exercisable at December 31, 2006:

		Options Outstanding			Options Exercisable
			Weighted-	Remaining		Weighted-
			Average	Contractual		Average
Range of Exercise Prices		Shares	Price per Share	Life (Years)	Shares	Exercise Price
		(In thousands)			(In thousands)

$ 0.01	- $5.00	879	$2.76	3.2	879	$2.76
5.01	- 8.00	133	6.45	2.5	133	6.45
8.01	- 12.00	10,886	8.77	1.0	10,874	8.77
12.01	- 18.00	2,251	14.72	5.0	2,206	14.72
18.01	- 25.00	3,877	21.62	3.6	3,871	21.62
25.01	- 35.00	3,088	28.29	7.8	665	27.45
35.01	- 45.00	1,958	38.06	6.9	548	37.36
45.01	- 55.00	10	54.58	3.2	10	54.58
55.01	- 65.00	3	57.95	3.0	3	57.95
65.01	- 97.00	48	79.39	3.0	48	79.39

0.01	- 97.00	23,133	16.52	3.4	19,237	13.42

In 2006, 2005 and 2004, we recognized stock-based compensation expense of $80.3 million, $91.7 million and $171.4 million. In 2005, we recorded a cumulative benefit from the change in estimated forfeiture rates of approximately $43.4 million, which reduced the stock-based compensation expense. The total income tax benefit related to stock-based compensation expense was $27.0 million, $31.3 million and $64.5 million for 2006, 2005 and 2004.

Cash received from stock-based award exercises for the year ended December 31, 2006 was $35.3 million. Our employees that held vested stock options prior to the Spin-Off received vested stock options in both Expedia and IAC. As these stock options are exercised, we receive a tax deduction. Total current income tax benefits realized during the year ended December 31, 2006 associated with the exercise of IAC and Expedia stock-based awards held by our employees were $34.3 million, of which we recorded approximately $16.9 million as a reduction of goodwill.

As of December 31, 2006, there was approximately $145 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 1.7 years.

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

•	each vested and unvested warrant converted into a warrant to purchase shares of IAC common stock and a warrant to purchase shares of Expedia common stock.

The adjustments to the number of shares subject to each option and the option exercise prices were based on the relative market capitalization of IAC and Expedia following the Spin-Off. These modifications resulted in a one- time expense of $5.4 million due to the increase in the estimated fair value of vested stock options. Expenses related to incremental value due to modification of warrants, RSUs and unvested stock options were not material.

NOTE 10 — Income Taxes

The following table presents a summary of our U.S. and foreign income (loss) before income taxes and minority interest:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

U.S.	$388,588	$424,733	$278,352
Foreign	(3,690)	(10,862)	(8,809)

Total	$384,898	$413,871	$269,543

The following table presents a summary of our income tax expense components:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Current income tax expense:
Federal	$144,194	$108,180	$95,668
State	4,581	9,190	11,347
Foreign	1,328	409	4,651

Current income tax expense	150,103	117,779	111,666
Deferred income tax (benefit) expense:
Federal	(8,803)	69,238	1,810
State	(1,572)	(2,654)	(4,251)
Foreign	(277)	1,614	(2,854)

Deferred income tax (benefit) expense:	(10,652)	68,198	(5,295)

Income tax expense	$139,451	$185,977	$106,371

For all periods presented, we have computed current and deferred tax expense using our stand-alone effective tax rate. As of December 31, 2006, our current income tax payable represents amounts that we will pay to the Internal Revenue Service and other tax authorities based on our taxable income.

For the period January 1, 2005 through the Spin-Off date, we were a member of the IAC consolidated tax group. Accordingly, IAC filed a federal income tax return and certain state income tax returns on a combined basis with us for that period. IAC paid the entire combined income tax liability related to these filings. As such, our estimated income tax liability for this period was transferred to IAC upon Spin-Off and is not included in income taxes payable at December 31, 2005. Under the terms of the Tax Sharing Agreement, IAC can make certain elections in preparation of these tax returns, which may change the amount of income taxes we owe for the period after the Spin-Off. We intend to record such changes as adjustments to stockholders’

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

equity in accordance with EITF No. 94-10, Accounting by a Company for the Income Tax Effects of Transactions Among or With its Shareholders under FASB Statement 109.

We reduced our current income tax payable by $34.3 million, $50.6 million and $120.8 million for the years ended December 31, 2006, 2005 and 2004, for tax deductions attributable to stock-based compensation. For 2006 and 2005, we recorded $16.9 million and $25.3 million of the related income tax benefits of this stock-based compensation as a reduction of goodwill.

The tax effect of cumulative temporary differences and net operating losses that give rise to our deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Provision for accrued expenses	$16,949	$14,500
Deferred revenue	3,001	2,766
Net operating loss and tax credit carryforwards	21,145	46,017
Capitalized research and development expenditures	18,137	21,941
Stock-based compensation	41,711	41,599
Investment impairment	8,441	8,527
Other	5,719	8,867

Total deferred tax assets	115,103	144,217
Less valuation allowance	(24,219)	(25,506)

Net deferred tax assets	90,884	118,711

Deferred tax liabilities:
Prepaid merchant bookings and prepaid expenses	(24,910)	(30,448)
Intangible assets	(385,100)	(436,466)
Investment in subsidiaries	(11,127)	(12,426)
Unrealized gains	(13,356)	—
Property and equipment	(20,490)	(9,967)
Other	(331)	(1,462)

Total deferred tax liabilities	(455,314)	(490,769)

Net deferred tax liability	$(364,430)	$(372,058)

At December 31, 2006, we had state and foreign net operating loss carryforwards (“NOLs”) of approximately $43.0 million and $49.0 million. If not utilized, the state NOLs will expire at various times between 2007 and 2025, $46.8 million foreign NOLs can be carried forward indefinitely, and $2.2 million foreign NOLs will expire at various times between 2007 and 2011.

At December 31, 2006, we had a valuation allowance of approximately $24.2 million related to the portion of tax operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. This amount represented a decrease of approximately $1.3 million over the amount recorded as of December 31, 2005 and was primarily attributable to a reduction of state NOLs, offset by an increase in foreign operating losses. The tax benefit for approximately $3.5 million of the valuation allowance recorded at December 31, 2006 will be recorded as a reduction of goodwill if recognized in future years.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to income before income taxes and minority interest is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Income tax expense at the federal statutory rate of 35%	$134,714	$144,855	$94,340
State income taxes, net of effect of federal tax benefit	4,813	8,302	4,746
Non-deductible stock compensation	13	15,030	—
Unrealized (gain) loss on derivative	(2,848)	2,115	—
Change in valuation allowance	2,537	9,681	2,474
Other, net	222	5,994	4,811

Income tax expense	$139,451	$185,977	$106,371

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

In addition, we have a tax allocation agreement with Microsoft Corporation (“Microsoft”) as well as the Tax Sharing Agreement with IAC. For additional information about these agreements, see Note 15 — Related Party Transactions.

NOTE 11 — Stockholders’ Equity

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and would share equally in dividends, if declared by our Board of Directors, and generally vote together on all matters. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share. Holders of common stock, voting as a single, separate class are entitled to elect 25% of the total number of directors. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of Expedia, Inc., the holders of both classes of common stock have equal rights to receive all the assets of Expedia, Inc. after the rights of the holders of the preferred stock have been satisfied.

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Share Repurchases

During 2006, we completed the repurchase of 20 million shares of our common stock for a total cost of $288 million, representing an average price of $14.42 per share including transaction costs. All shares were repurchased in the open market at prevailing market prices.

In addition, our Board of Directors authorized additional share repurchases of up to 20 million outstanding shares of our common stock during 2006. As of February 15, 2007, we have not made any share repurchases under this authorization. There is no fixed termination date for the repurchase.

On January 19, 2007, we completed a tender offer pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share, for a total cost of $660 million plus fees and expenses relating to the tender offer. These shares represent approximately 9.8% of the shares of common stock outstanding and 9.0% of the total number of shares of common stock and Class B common stock outstanding as of December 31, 2006. We paid for the tendered shares, in part, by drawing on our revolving credit facility.

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax:

	December 31,
	2006	2005
	(In thousands)

Accumulated unrealized losses on derivatives	$(2,679)	$(1,560)
Accumulated foreign currency translation adjustments	14,658	(38)

Total Accumulated Other Comprehensive Income (Loss)	$11,979	$(1,598)

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Comprehensive Income

The following table presents the changes in the components of OCI, net of taxes:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net Income	$244,934	$228,730	$163,473
Other Comprehensive Income (Loss)
Currency translation adjustments	14,696	(6,465)	9,437
Unrealized gains (losses) on derivatives, net of taxes:
Unrealized holding gains (losses), net of tax effect of $4,300 in 2006, $(5,859) in 2005 and $4,774 in 2004	(7,832)	9,722	(7,922)
Less: reclassification adjustment for net (gains) losses recognized during the period, net of tax effect of $(3,691) in 2006, $6,835 in 2005 and $(4,882) in 2004	6,713	(11,341)	8,101
Unrealized gains on available for sale securities, net of taxes:
Net change in unrealized gains, net of tax effect of $(16,922) during 2004	—	—	28,079
Reversal of unrealized gains on eLong warrant upon business acquisition, net of tax effect of $16,382 in 2005	—	(27,182)	—

Other comprehensive income (loss)	13,577	(35,266)	37,695

Total Comprehensive Income	$258,511	$193,464	$201,168

In October 2004, eLong completed an initial public offering (“IPO”) of its shares. As a result of the IPO, our warrant became subject to the mark-to-market provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As such, we recorded an unrealized gain of $27.2 million, net of deferred taxes of $16.4 million, related to the warrant in other comprehensive income in 2004. We reversed the unrealized gain in January 2005 upon exercise of our warrant.

NOTE 12 — Earnings Per Share

Basic Earnings Per Share

Basic earnings per share was calculated for the year ended December 31, 2006 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. We have 846 shares of preferred stock outstanding, the impact of which on our earnings per share calculation is immaterial.

For the year ended December 31, 2005, we computed basic earnings per share using the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, as if such shares were outstanding for the entire period prior to the Spin-Off, plus the weighted average of such shares outstanding following the Spin-Off. For the year ended December 31, 2004, we computed basic earnings per share using the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, as if such shares were outstanding for the entire period.

Diluted Earnings Per Share

For the years ended December 31, 2006 and 2005, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of restricted stock units using the treasury stock method, and (iii) the shares we are contractually obligated to issue associated with the Ask Jeeves Notes, if converted, and other stock-based commitments.

For the year ended December 31, 2004, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, and (ii) if dilutive, the incremental common stock that we would issue upon exercise of potentially dilutive stock-based commitments if the terms of the agreement under which the commitments were issued obligate us to issue the instrument as of the Spin-Off. Some of the stock warrant agreements meet this requirement, but options to purchase common stock and other potentially dilutive items do not. Warrants meeting this requirement were included in our diluted earnings per share calculation for the year ended December 31, 2004, based on the number of days they were outstanding at Spin-Off. We treated all other securities as if they were granted as of the Spin-Off.

The following table presents our basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Net income	$244,934	$228,730	$163,473
Net earnings per share available to common stockholders:
Basic	$0.72	$0.68	$0.49
Diluted	0.70	0.65	0.48
Weighted average number of shares outstanding:
Basic	338,047	336,819	335,540
Dilutive effect of:
Options to purchase common stock	7,744	5,568	—
Warrants to purchase common stock	3,600	5,007	5,009
Other dilutive securities	2,790	2,136	—

Diluted	352,181	349,530	340,549

NOTE 13 — Other Income (Expense)

Other, net

The following table presents the components of other, net:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Unrealized gain (loss) on derivative instruments, net	$8,137	$(6,042)	$—
Foreign exchange rate gains (losses), net	10,367	(638)	(7,540)
Equity income from unconsolidated affiliates	2,541	1,668	175
Other	(2,275)	(3,416)	(1,921)

Total Other, net	$18,770	$(8,428)	$(9,286)

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Write-off of Long-term Investment

In 2005, we received information regarding the deteriorating financial condition of our long-term investment in a leisure travel company and we determined that it was not likely we would recover any of our investment because the decline in its value was determined to be other-than-temporary. As a result, we recorded a loss related to this impairment of $23.4 million in write-off of long-term investment in our consolidated statements of income. In 2006, we sold our investment for nil consideration.

NOTE 14 — Commitments and Contingencies

Letters of Credit, Purchase Obligations and Guarantees

We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2006:

		By Period
		Less than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)

Purchase obligations	$45,677	$29,026	$16,651	$—	$—
Guarantees	83,559	83,559	—	—	—
Letters of credit	52,001	51,378	500	123	—

	$181,237	$163,963	$17,151	$123	$—

Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use. In addition, if certain obligations are met by our counterparties, our obligations will increase.

We have guarantees primarily related to a specific country aviation authority for the potential non-delivery, by us, of packaged travel sold in that country. The authority also requires that a portion of the total amount of packaged travel sold be bonded.

Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue to certain hotel properties to secure our payment for hotel room transactions. There were no claims made against any stand-by LOCs during the years ended December 31, 2006 and 2005.

Lease Commitments

We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2014. For the years ended December 31, 2006, 2005 and 2004, we recorded rental expense of $29.7 million, $26.0 million and $23.6 million.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2006:

Year Ending December 31,	(In thousands)

2007	$26,492
2008	22,167
2009	17,236
2010	8,182
2011	6,084
2012 and thereafter	7,794

$87,955

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

Litigation relating to the IAC/Hotels.com merger agreement announced April 10, 2003, is pending in Delaware. The principal claim in these actions is that the defendants breached their fiduciary duty to the plaintiffs by entering into or approving the merger agreement.

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

NOTE 15 — Related Party Transactions

Expenses Allocated from IAC

Prior to Spin-Off, our operating expenses include allocations from IAC for accounting, treasury, legal, tax, corporate support, human resource functions and internal audit. Expenses allocated from IAC were $5.0 million for the period from January 1, 2005 to August 8, 2005, and $7.5 million for the year ended December 31, 2004. We recorded the expense allocation from IAC in general and administrative expense in our consolidated statements of income.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Additional allocations from IAC prior to the Spin-Off related to stock-based compensation expense attributable to our employees. Stock-based compensation expense allocated from IAC was $56.5 million for the period from January 1, 2005 to August 8, 2005, and $171.4 million for the year ended December 31, 2004.

Interest Income from IAC

The interest income from IAC/InterActiveCorp recorded in our consolidated statements of income for the years ended December 31, 2005 and 2004 arose from intercompany receivable balances from IAC. The interest income from IAC ceased upon Spin-Off on August 9, 2005.

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

In addition, in conjunction with the Spin-Off, we entered into a joint ownership and cost sharing agreement with IAC, under which IAC transferred to us 50% ownership in an airplane, which is available for use by both companies. We share equally in capital costs; operating costs are pro-rated based on actual usage. In May 2006, the airplane was placed in service and is being depreciated over 10 years. As of December 31, 2006, the net basis in our ownership interest was $19.7 million recorded in long-term investments and other assets on our consolidated balance sheets. In 2006, operating and maintenance costs for the airplane were $0.6 million. We had $0.3 million in related accounts payable as of December 31, 2006.

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

In 2006, we received $1.9 million from IAC businesses, and paid $31.3 million to IAC businesses. From August 9, 2005 to December 31, 2005, we received $0.8 million from IAC businesses and paid $10.7 million to IAC businesses. Amounts receivable from IAC businesses, which are included in accounts and notes receivable, totaled $0.6 million as of December 31, 2005. Amounts payable to IAC businesses, which are

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

included in accounts payable, other, totaled $1.1 million as of December 31, 2006, and $3.6 million as of December 31, 2005.

Other Transactions with IAC

In the fourth quarter of 2006, eLong sold one of its businesses to a subsidiary of IAC for a sale price of $14.6 million of which we received $13.2 million in cash in 2006.

Agreements with Microsoft Corporation

We have various agreements with Microsoft, which is the beneficial owner of more than 5% of our outstanding common stock, including an agreement that maintains our presence as the provider of travel shopping services on MSN.com and several international MSN websites and, in 2004, a data center services agreement. Total fees we paid with respect to these agreements were $26.5 million, $20.0 million and $12.6 million for the years ended December 31, 2006, 2005 and 2004.

Prior to November 1999, Microsoft owned 100% of our outstanding common stock. Concurrent with our separation from them, we entered into a tax allocation agreement whereby we must pay Microsoft for a portion of the tax savings resulting from the exercise of certain stock options when we realize the tax savings on our tax return. We recorded $36.3 million in other long-term liabilities on our consolidated balance sheets as of December 31, 2005 related to this agreement. As of December 31, 2006, we realized $6.0 million of tax savings on our tax return, and remitted an equivalent amount to Microsoft during the fourth quarter of 2006. As of December 31, 2006, we reclassified the remaining $30.3 million to other current liabilities from other long-term liabilities, which we anticipate paying by the end of 2007.

NOTE 16 — Segment Information

In the first quarter of 2006, we began reporting two segments: North America and Europe. The change from a single reportable segment is a result of the reorganization of our business. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is “Operating Income Before Amortization” (defined below), which includes allocations of certain expenses, primarily cost of revenue and facilities, to the segments. We base the allocations primarily on transaction volumes and other usage metrics; this methodology is periodically evaluated and may change. We do not allocate certain expenses to reportable segments such as partner services, product development, accounting, human resources and legal. We include these expenses in Corporate and Other.

Our North America segment provides a full range of travel services to customers in the United States, Canada and Mexico. This segment operates through a variety of brands including Expedia, Hotels.com, Hotwire.com TripAdvisor and Classic Vacations. Our Europe segment provides travel services primarily through localized Expedia websites in the United Kingdom, Denmark, France, Germany, Italy, the Netherlands, Norway and Sweden, as well as localized versions of Hotels.com in various European countries.

Corporate and Other includes ECT, Expedia Asia Pacific and unallocated corporate functions and expenses. ECT provides travel products and services to corporate customers in North America and Europe. Expedia Asia Pacific provides online travel information and reservation services primarily in Australia, the People’s Republic of China and Japan, whose site launched in November 2006. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense in Corporate and Other.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents our segment information for the year ended December 31, 2006. We have not reported segment information for the years ended December 31, 2005 and 2004, as it is not practicable to do so. In addition, as a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Year Ended December 31,
	2006				2005	2004
			Corporate
	North America	Europe	and Other	Total	Total	Total
			(In thousands)

Revenue	$1,666,804	$456,356	$114,426	$2,237,586	$2,119,455	$1,843,013

Operating Income Before Amortization (Unaudited)	$756,544	$144,136	$(301,662)	$599,018	$627,441	$553,692
Amortization of intangible assets	—	—	(110,766)	(110,766)	(126,067)	(125,091)
Impairment of intangible asset	—	—	(47,000)	(47,000)	—	—
Stock-based compensation	—	—	(80,285)	(80,285)	(91,725)	(171,400)
Amortization of non-cash distribution and marketing	(9,638)	—	—	(9,638)	(12,597)	(16,728)

Operating income (loss)	$746,906	$144,136	$(539,713)	$351,329	$397,052	$240,473

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Reconciliation of OIBA to Operating Income and Net Income

The following table presents a reconciliation of OIBA to operating income and net income for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

OIBA (Unaudited)	$599,018	$627,441	$553,692
Amortization of intangible assets	(110,766)	(126,067)	(125,091)
Impairment of intangible asset	(47,000)	—	—
Stock-based compensation	(80,285)	(91,725)	(171,400)
Amortization of non-cash distribution and marketing	(9,638)	(12,597)	(16,728)

Operating Income	351,329	397,052	240,473
Interest income, net	14,799	48,673	38,356
Write-off of long-term investment	—	(23,426)	—
Other, net	18,770	(8,428)	(9,286)
Provision for income taxes	(139,451)	(185,977)	(106,371)
Minority interest in (income) loss of consolidated subsidiaries, net	(513)	836	301

Net Income	$244,934	$228,730	$163,473

Geographic Information

We maintain operations in the United States, Australia, Belgium, Canada, China, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain, the United Kingdom and other international territories. The following table presents revenue by geographic area, the United States and all other countries, for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Revenue
United States	$1,615,929	$1,619,603	$1,509,820
All other countries	621,657	499,852	333,193

	$2,237,586	$2,119,455	$1,843,013

We have revised the 2005 and 2004 revenue allocations between the United States and all other countries to reflect the current revenue allocations for certain points of sale in 2006. There was no impact on total consolidated revenue as a result of these changes.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents property and equipment, net by geographic area, the United States and all other countries, as of December 31, 2006 and 2005:

	As of December 31,
	2006	2005
	(In thousands)

Property and equipment, net
United States	$120,483	$77,390
All other countries	16,661	13,594

	$137,144	$90,984

NOTE 17 — Valuation and Qualifying Accounts

We accrue the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees. The following table presents the changes in the valuation and qualifying accounts.

	Balance of		Charges to		Balance at
	Beginning of	Charges to	Other		End of
Description	Period	Earnings	Accounts	Deductions	Period
	(In thousands)

2006
Allowance for doubtful accounts	$3,914	$2,747	$200	$(1,987)	$4,874
Credit card charge-backs	3,020	785	—	(170)	3,635
Cancellation fees	2,105	78	721	(493)	2,411

Total	$9,039	$3,610	$921	$(2,650)	$10,920

2005
Allowance for doubtful accounts	$2,338	$1,753	$—	$(177)	$3,914
Credit card charge-backs	3,010	596	—	(586)	3,020
Cancellation fees	2,120	—	—	(15)	2,105

Total	$7,468	$2,349	$—	$(778)	$9,039

2004
Allowance for doubtful accounts	$3,231	$(510)	$100	$(483)	$2,338
Credit card charge-backs	1,818	1,680	—	(488)	3,010
Cancellation fees	—	2,120	—	—	2,120

	$5,049	$3,290	$100	$(971)	$7,468

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 18 — Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

Year ended December 31, 2006
Revenue	$493,898	$598,458	$613,942	$531,288
Gross profit	374,584	470,009	480,848	409,507
Operating income	26,242	136,255	89,292	99,540
Net income	23,335	95,482	58,977	67,140
Basic earnings per share	$0.07	$0.28	$0.18	$0.20
Diluted earnings per share	0.06	0.27	0.17	0.20
Year ended December 31, 2005
Revenue	$485,046	$555,007	$584,653	$494,749
Gross profit	370,943	425,523	460,633	382,137
Operating income	66,325	96,379	148,639	85,709
Net income	48,029	73,432	82,035	25,234
Basic earnings per share	$0.14	$0.22	$0.24	$0.07
Diluted earnings per share	0.14	0.22	0.23	0.07

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 19 — Guarantor and Non-Guarantor Supplemental Financial Information

Condensed consolidating financial information of Expedia, Inc. (the “Parent”), our subsidiaries that are guarantors of the Notes (the “Guarantor Subsidiaries”), and our subsidiaries that are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”) is shown below. The Notes are guaranteed by certain of our wholly-owned domestic subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The guarantees are full, unconditional, joint and several. In this financial information, the Parent and Guarantor Subsidiaries account for investments in their wholly-owned subsidiaries using the equity method.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$—	$2,080,327	$423,608	$(266,349)	$2,237,586
Cost of revenue	—	428,656	77,831	(3,849)	502,638

Gross profit	—	1,651,671	345,777	(262,500)	1,734,948
Operating expenses:
Selling and marketing	—	790,991	257,781	(262,577)	786,195
General and administrative	—	234,937	54,631	81	289,649
Technology and content	—	109,805	30,570	(4)	140,371
Amortization of intangible assets	—	103,720	7,046	—	110,766
Impairment of intangible asset	—	47,000	—	—	47,000
Amortization of non-cash distribution and marketing	—	9,638	—	—	9,638

Operating income (loss)	—	355,580	(4,251)	—	351,329
Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	252,745	(1,080)	—	(251,665)	—
Other, net	(9,129)	41,353	1,345	—	33,569

Total other income, net	243,616	40,273	1,345	(251,665)	33,569

Income (loss) before income taxes and minority interest	243,616	395,853	(2,906)	(251,665)	384,898
Provision for income taxes	1,318	(140,086)	(683)	—	(139,451)
Minority interest in (income) loss of consolidated subsidiaries, net	—	(677)	164	—	(513)

Net income (loss)	$244,934	$255,090	$(3,425)	$(251,665)	$244,934

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$—	$2,010,788	$320,889	$(212,222)	$2,119,455
Cost of revenue	—	429,230	53,645	(2,656)	480,219

Gross profit	—	1,581,558	267,244	(209,566)	1,639,236
Operating expenses:
Selling and marketing	—	717,170	208,096	(209,642)	715,624
General and administrative	—	211,202	46,099	88	257,389
Technology and content	—	109,089	21,430	(12)	130,507
Amortization of intangible assets	—	116,357	9,710	—	126,067
Amortization of non-cash distribution and marketing	—	12,597	—	—	12,597

Operating income (loss)	—	415,143	(18,091)	—	397,052
Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	72,894	(21,239)	—	(51,655)	—
Interest income from IAC/InterActiveCorp	—	40,089	—	—	40,089
Other, net	(8,678)	(15,572)	980	—	(23,270)

Total other income, net	64,216	3,278	980	(51,655)	16,819

Income (loss) before income taxes and minority interest	64,216	418,421	(17,111)	(51,655)	413,871
Provision for income taxes	763	(179,494)	(7,246)	—	(185,977)
Minority interest in (income) loss of consolidated subsidiaries, net	—	(1,870)	2,706	—	836

Net income (loss)	$64,979	$237,057	$(21,651)	$(51,655)	$228,730

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED COMBINING STATEMENT OF INCOME
Year Ended December 31, 2004

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$1,803,396	$197,111	$(157,494)	$1,843,013
Cost of revenue	396,213	19,553	(283)	415,483

Gross profit	1,407,183	177,558	(157,211)	1,427,530
Operating expenses:
Selling and marketing	703,806	141,705	(157,214)	688,297
General and administrative	195,006	32,448	—	227,454
Technology and content	111,260	18,224	3	129,487
Amortization of intangible assets	119,036	6,055	—	125,091
Amortization of non-cash distribution and marketing	16,728	—	—	16,728

Operating income (loss)	261,347	(20,874)	—	240,473
Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	(21,972)	—	21,972	—
Interest income from IAC/InterActiveCorp	30,851	—	—	30,851
Other, net	(2,066)	285	—	(1,781)

Total other income, net	6,813	285	21,972	29,070

Income (loss) before income taxes and minority interest	268,160	(20,589)	21,972	269,543
Provision for income taxes	(104,371)	(2,000)	—	(106,371)
Minority interest in (income) loss of consolidated subsidiaries, net	(316)	617	—	301

Net income (loss)	$163,473	$(21,972)	$21,972	$163,473

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Total current assets	$461,397	$916,216	$267,113	$(462,041)	$1,182,685
Investment in subsidiaries	5,951,961	295,989	—	(6,247,950)	—
Intangible assets, net	—	989,668	39,106	—	1,028,774
Goodwill	—	5,593,031	268,261	—	5,861,292
Other assets, net	6,863	137,073	58,412	(5,915)	196,433

TOTAL ASSETS	$6,420,221	$7,931,977	$632,892	$(6,715,906)	$8,269,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$—	$1,598,859	$263,306	$(462,040)	$1,400,125
Long-term debt	500,000	—	—	—	500,000
Other liabilities and minority interest	15,931	378,399	76,354	(5,915)	464,769
Stockholders’ equity	5,904,290	5,954,719	293,232	(6,247,951)	5,904,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,420,221	$7,931,977	$632,892	$(6,715,906)	$8,269,184

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Total current assets	$416,189	$378,147	$213,367	$(417,459)	$590,244
Investment in subsidiaries	5,650,395	277,134	—	(5,927,529)	—
Intangible assets, net	—	1,133,074	43,429	—	1,176,503
Goodwill	—	5,607,525	252,205	—	5,859,730
Other assets, net	3,096	83,750	43,701	(132)	130,415

TOTAL ASSETS	$6,069,680	$7,479,630	$552,702	$(6,345,120)	$7,756,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$231,017	$1,414,541	$210,126	$(417,459)	$1,438,225
Other liabilities and minority interest	104,900	414,283	65,853	(132)	584,904
Stockholders’ equity	5,733,763	5,650,806	276,723	(5,927,529)	5,733,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,069,680	$7,479,630	$552,702	$(6,345,120)	$7,756,892

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Operating activities:
Net cash provided by (used in) operating activities	$(2,370)	$580,807	$39,003	$617,440

Investing activities:
Capital expenditures	(34)	(83,308)	(9,289)	(92,631)
Other, net	2,404	(33,377)	10,104	(20,869)

Net cash provided by (used in) investing activities	2,370	(116,685)	815	(113,500)

Financing activities:
Short-term borrowings, net	(230,000)	—	(1,036)	(231,036)
Proceeds from issuance of long-term debt, net of issuance costs	495,346	—	—	495,346
Treasury stock activity	(295,691)	—	—	(295,691)
Other, net	30,345	449	10,359	41,153

Net cash provided by financing activities	—	449	9,323	9,772
Effect of exchange rate changes on cash and cash equivalents	—	42,446	(300)	42,146

Net increase in cash and cash equivalents	—	507,017	48,841	555,858
Cash and cash equivalents at beginning of year	—	151,523	145,893	297,416

Cash and cash equivalents at end of year	$—	$658,540	$194,734	$853,274

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Operating activities:
Net cash provided by operating activities	$3,096	$849,057	$7,034	$859,187

Investing activities:
Acquisitions, net of cash acquired	—	(118,915)	129,462	10,547
Transfers to IAC/InterActiveCorp, net	—	(757,206)	—	(757,206)
Other, net	(3,096)	(40,118)	(11,470)	(54,684)

Net cash provided by (used in) investing activities	(3,096)	(916,239)	117,992	(801,343)

Financing activities:
Short-term borrowings, net	230,000	3	732	230,735
Transfers (to) from related parties	(172,504)	172,504	—	—
Withholding taxes for stock option exercises	(86,556)	—	—	(86,556)
Distribution to IAC/InterActiveCorp, net	—	(52,844)	—	(52,844)
Other, net	29,060	(8,909)	(4,979)	15,172

Net cash provided by (used in) financing activities	—	110,754	(4,247)	106,507
Effect of exchange rate changes on cash and cash equivalents	—	(26)	(8,577)	(8,603)

Net increase in cash and cash equivalents	—	43,546	112,202	155,748
Cash and cash equivalents at beginning of year	—	107,977	33,691	141,668

Cash and cash equivalents at end of year	$—	$151,523	$145,893	$297,416

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED COMBINING STATEMENT OF CASH FLOWS

Year Ended December 31, 2004

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Operating activities:
Net cash provided by operating activities	$769,872	$22,354	$792,226

Investing activities:
Acquisitions, net of cash acquired	(280,201)	18,811	(261,390)
Proceeds from sale of marketable securities	722,646	—	722,646
Transfers to IAC/InterActiveCorp, net	(1,272,714)	—	(1,272,714)
Other, net	(109,245)	(11,703)	(120,948)

Net cash provided by (used in) investing activities	(939,514)	7,108	(932,406)

Financing activities:
Contribution from (distribution to) IAC/InterActiveCorp, net	109,311	(5,504)	103,807
Other, net	5,468	(1,955)	3,513

Net cash provided by (used in) financing activities	114,779	(7,459)	107,320
Effect of exchange rate changes on cash and cash equivalents	(5,737)	2,596	(3,141)

Net increase (decrease) in cash and cash equivalents	(60,600)	24,599	(36,001)
Cash and cash equivalents at beginning of year	168,577	9,092	177,669

Cash and cash equivalents at end of year	$107,977	$33,691	$141,668

Index to Exhibits

Exhibit
Number		Description

2.1		Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005(1)
3.1		Amended and Restated Certificate of Incorporation of Expedia, Inc.(2)
3.2		Series A Cumulative Convertible Preferred Stock Certificate of Designations(2)
3.3		Amended and Restated Bylaws of Expedia, Inc.(2)
4.1		Specimen Expedia, Inc. Common Stock Certificate(3)
4.2		Equity Warrant Agreement for Warrants to Purchase up to 14,590,514 Shares of Common Stock expiring February 4, 2009, by and between Expedia, Inc. and The Bank of New York, as Equity Warrant Agent, dated as of August 9, 2005(4)
4.3		Stockholder Equity Warrant Agreement for Warrants to Purchase up to 11,450,182 Shares of Common Stock, by and between Expedia, Inc. and Mellon Investor Services LLC, as Equity Warrant Agent, dated as of August 9, 2005(4)
4.4		Optionholder Equity Warrant Agreement for Warrants to Purchase up to 1,558,651 Shares of Common Stock, by and between Expedia, Inc. and Investor Services LLC, as Equity Warrant Agent, dated as of August 9, 2005(4)
4.5		Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018(5)
4.6		Registration Rights Agreement dated August 21, 2006 by and among Expedia, Inc., the Subsidiary Guarantors listed therein, and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the initial purchasers of Expedia, Inc.’s 7.456% Senior Notes due 2018(5)
10	.1*	Employment Agreement by and between Mark Gunning and Expedia, Inc., effective as of July 14, 2005(2)
10	.2*	Separation Agreement by and between Chris Bellairs and Expedia, Inc., effective as of August 12, 2005(2)
10	.3*	Expedia, Inc. Deferred Compensation Plan for Non-Employee Directors(3)
10	.4*	Expedia, Inc. 2005 Stock and Annual Incentive Plan(6)
10	.5*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements(3)
10.6		Governance Agreement, by and among Expedia, Inc., Liberty Media Corporation and Barry Diller, dated as of August 9, 2005(1)
10.7		Stockholders Agreement, by and between Liberty Media Corporation and Barry Diller, dated as of August 9, 2005(1)
10	.8*	Form of Restricted Stock Unit Agreement (domestic employees)(5)
10	.9*	Form of Restricted Stock Unit Agreement (directors)(1)
10.10		Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005(1)
10.11		Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005(1)
10.12		Transition Services Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005(1)
10	.13*	Expedia, Inc. Executive Deferred Compensation Plan, effective as of August 9, 2005(7)
10.14		Credit Agreement dated as of July 8, 2005, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, Inc., a Nevada corporation, Hotels.com, a Delaware corporation and Hotwire, Inc., a Delaware corporation, as Borrowers; the Lenders party thereto; Bank of America, N.A., as Syndication Agent; Wachovia Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents; JPMorgan Chase Bank, N.A., as Administrative Agent; and J.P. Morgan Europe Limited, as London Agent (“Credit Agreement”)(8)

Exhibit
Number		Description

10.15		First Amendment to Credit Agreement, dated as of December 7, 2006(9)
10.16		Second Amendment to Credit Agreement, dated as of December 18, 2006(10)
10	.17*	Expedia Restricted Stock Unit Agreement between Dara Khosrowshahi and Expedia, Inc., dated as of March 7, 2006(11)
10	.18*	Separation Agreement between Keenan M. Conder and Expedia, Inc., dated July 31, 2006(12)
10	.19*	Separation Agreement between William R. Ruckelshaus and Expedia, Inc., dated August 8, 2006(12)
10	.20*	Employment Agreement between Michael B. Adler and Expedia, Inc., effective as of May 16, 2006(5)
10	.21*	Expedia, Inc. Restricted Stock Unit Agreement between Expedia, Inc. and Michael B. Adler, effective as of May 16, 2006(5)
10	.22*	Employment Agreement by and between Burke Norton and Expedia, Inc., effective October 25, 2006(5)
10	.23*	Expedia, Inc. Restricted Stock Unit Agreement (First Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006(5)
10	.24*	Expedia, Inc. Restricted Stock Unit Agreement (Second Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006(5)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm
23.2		Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm
31.1		Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.3		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1		Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.3		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*	Reflects management contracts and management and director compensatory plans.

(1)	Incorporated by reference to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(2)	Incorporated by reference to Expedia, Inc.’s Current Report on Form 8-K, filed on August 15, 2005.

(3)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form S-4/A (File No. 333-124303-01), filed on June 13, 2005.

(4)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form 8-A/A, filed on August 22, 2005.

(5)	Incorporated by reference to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(6)	Incorporated by reference to Expedia, Inc.’s Registration Statement on Form S-8 (File No. 333-127324) filed on August 9, 2005.

(7)	Incorporated by reference to Expedia, Inc.’s Current Report on Form 8-K, filed on December 20, 2005.

(8)	Incorporated by reference to Expedia, Inc. Current Report on Form 8-K, filed on July 14, 2005.

(9)	Incorporated by reference to Expedia, Inc.’s Schedule TO (File No. 005-80935), filed on December 11, 2006.

(10)	Incorporated by reference to Expedia, Inc.’s Amended No. 3 to Schedule TO (File No. 005-80935), filed on December 22, 2006.

(11)	Incorporated by reference to Expedia, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(12)	Incorporated by reference to Expedia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.