Form 10-Q
period 2007-03-31
Expedia, Inc.
filed 2007-05-09
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51447

EXPEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2705720

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
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
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each of the registrant’s classes of common stock as of April 30, 2007 was:

Common stock, $0.001 par value per share	277,529,673 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2007

Contents

Part I. Item 1. Consolidated Financial Statements
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Revenue	$550,511	$493,898
Cost of revenue(1)	121,298	119,314

Gross profit	429,213	374,584

Operating expenses:
Selling and marketing(1)	222,268	201,026
General and administrative(1)	76,163	73,361
Technology and content(1)	42,252	35,544
Amortization of intangible assets	21,196	30,171
Amortization of non-cash distribution and marketing	—	8,240

Operating income	67,334	26,242
Other income (expense):
Interest income	7,269	3,601
Interest expense	(11,176)	(1,898)
Other, net	(5,495)	3,657

Total other income (expense), net	(9,402)	5,360

Income before income taxes and minority interest	57,932	31,602
Provision for income taxes	(23,612)	(9,658)
Minority interest in loss of consolidated subsidiaries, net	456	1,391

Net income	$34,776	$23,335

Net earnings per share available to common stockholders:
Basic	$0.11	$0.07
Diluted	0.11	0.06

Shares used in computing earnings per share:
Basic	307,828	345,777
Diluted	323,749	365,168
(1) Includes stock-based compensation as follows:
Cost of revenue	$883	$3,225
Selling and marketing	3,235	5,251
General and administrative	7,669	9,687
Technology and content	4,073	5,724

Total stock-based compensation	$15,860	$23,887

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$637,722	$853,274
Restricted cash and cash equivalents	19,582	11,093
Accounts and notes receivable, net of allowance of $5,174 and $4,874	289,926	211,430
Prepaid merchant bookings	89,551	39,772
Deferred income taxes, net	5,201	4,867
Prepaid expenses and other current assets	72,675	62,249

Total current assets	1,114,657	1,182,685
Property and equipment, net	141,871	137,144
Long-term investments and other assets	85,800	59,289
Intangible assets, net	1,024,010	1,028,774
Goodwill	5,892,415	5,861,292

TOTAL ASSETS	$8,258,753	$8,269,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$655,850	$600,192
Accounts payable, other	156,795	120,545
Deferred merchant bookings	946,851	466,474
Deferred revenue	11,602	10,317
Income taxes payable	—	30,902
Other current liabilities	157,614	171,695

Total current liabilities	1,928,712	1,400,125
Long-term debt	500,000	500,000
Deferred income taxes, net	373,232	369,297
Derivative liabilities	26,489	28,991
Other long-term liabilities	70,686	4,725
Minority interest	62,261	61,756

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000,000
Series A shares issued and outstanding: 846 and 846
Common stock $.001 par value	330	328
Authorized shares: 1,600,000,000
Shares issued: 329,755,710 and 328,066,276
Shares outstanding: 277,278,642 and 305,901,048
Class B common stock $.001 par value	26	26
Authorized shares: 400,000,000
Shares issued and outstanding: 25,599,998 and 25,599,998
Additional paid-in capital	5,929,904	5,903,200
Treasury stock — Common stock, at cost	(987,638)	(321,155)
Shares: 52,477,068 and 22,165,228
Retained earnings	341,116	309,912
Accumulated other comprehensive income	13,635	11,979

Total stockholders’ equity	5,297,373	5,904,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,258,753	$8,269,184

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities:
Net income	$34,776	$23,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,388	11,048
Amortization of intangible assets, non-cash distibution and marketing and stock-based compensation	37,056	62,298
Deferred income taxes	4,443	13,324
Unrealized (gain) loss on derivative instruments, net	1,391	(4,300)
Equity in loss of unconsolidated affiliates	1,295	113
Minority interest in loss of consolidated subsidiaries, net	(456)	(1,391)
Foreign exchange (gain) loss on cash and cash equivalents, net	1,879	(1,627)
Other	367	247
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(71,588)	(24,753)
Prepaid merchant bookings and prepaid expenses	(58,135)	(46,971)
Accounts payable, other and other current liabilities	35,681	(36,811)
Accounts payable, merchant	55,309	21,294
Deferred merchant bookings	480,365	432,107
Deferred revenue	1,285	4,014

Net cash provided by operating activities	538,056	451,927

Investing activities:
Capital expenditures	(18,332)	(13,038)
Acquisitions, net of cash acquired	(39,851)	(263)
Increase in long-term investments and deposits	(28,507)	(419)

Net cash used in investing activities	(86,690)	(13,720)

Financing activities:
Short-term borrowings, net	—	(230,480)
Changes in restricted cash and cash equivalents	(9,489)	(8,731)
Proceeds from exercise of equity awards	8,272	15,083
Excess tax benefit on equity awards	820	784
Treasury stock activity	(666,483)	(5,576)
Other, net	393	—

Net cash used in financing activities	(666,487)	(228,920)
Effect of exchange rate changes on cash and cash equivalents	(431)	2,327

Net increase (decrease) in cash and cash equivalents	(215,552)	211,614
Cash and cash equivalents at beginning of period	853,274	297,416

Cash and cash equivalents at end of period	$637,722	$509,030

Supplemental cash flow information
Cash paid for interest	$19,241	$2,715
Income tax payments, net	3,151	30,855
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)
Note 1 – Basis of Presentation
Description of Business
     Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.comtm, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations, Expedia® Corporate Travel (“ECT”), eLongtm, Inc. (“eLong”) and TripAdvisor®. In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
Basis of Presentation
     These accompanying financial statements present our results of operations, financial position and cash flows on a consolidated basis. The unaudited consolidated financial statements include Expedia, Inc., our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of future cash profits or losses. We have eliminated significant intercompany transactions and accounts.
     We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission (“SEC”).
Accounting Estimates
     We use estimates and assumptions in the preparation of our interim unaudited consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our interim unaudited consolidated financial statements. These estimates and assumptions also affect the reported amount of net income during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our interim unaudited consolidated financial statements include revenue recognition, recoverability of long-lived and intangible assets and goodwill, income taxes, occupancy tax, stock-based compensation and accounting for derivative instruments.
Reclassifications
     We have reclassified prior period financial statements to conform to the current period presentation.
     In our consolidated statement of cash flows for the three months ended March 31, 2006, we reclassified net foreign exchange gains and losses on cash of U.S. functional subsidiaries held in foreign currencies from operating cash flows to effect of exchange rate changes on cash and cash equivalents to appropriately reflect foreign currency impacts on cash and cash equivalents for the periods presented.

Notes to Consolidated Financial Statements — (Continued)
Seasonality
     We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters of the year as travelers plan and book their spring, summer and holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter.
Note 2 – Summary of Significant Accounting Policies
Income Taxes
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, we record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates in effect for the years in which we expect to realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.
     For the period January 1, 2005 through the date of our separation from IAC/InterActiveCorp (“IAC”) on August 9, 2005 (the “Spin-Off”), we were a member of the IAC consolidated tax group. Accordingly, IAC filed a federal income tax return and certain state income tax returns on a combined basis with us for that period. IAC paid the entire combined income tax liability related to these filings. As such, our estimated income tax liability for that period was transferred to IAC upon Spin-Off. Under the terms of the Tax Sharing Agreement, IAC could make certain elections in preparation of these tax returns, which changed the amount of income taxes owed for the period before the Spin-Off. We recorded those changes as adjustments to stockholders’ equity in accordance with Emerging Issues Task Force No. 94-10, Accounting by a Company for the Income Tax Effects of Transactions Among or With its Shareholders under FASB Statement 109.
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). As a result of the adoption of FIN 48, we recognized an approximately $18.9 million increase in the liability for uncertain tax positions, of which $14.7 million of the increase was accounted for as an increase to the January 1, 2007 balance of goodwill as the underlying tax positions related to business combinations and $4.2 million as a reduction to the January 1, 2007 balance of retained earnings. These amounts do not include the federal tax benefit associated with these positions, which are immaterial.
     As of January 1, 2007, we had $65.5 million of liabilities for uncertain tax positions, which included $14.0 million of positions that, if recognized, would decrease our provision for income taxes. We recognize interest and penalties related to our liabilities for these positions in income tax expense. As of January 1, 2007, we had approximately $5.4 million accrued for the potential payment of estimated interest and penalties.
     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to tax examinations by tax authorities for years prior to 1998.

Notes to Consolidated Financial Statements — (Continued)
     There were no material changes to these amounts during the three months ended March 31, 2007.
Certain Risks and Concentrations
     Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud. In particular, we depend on our overall relationships with the major airlines. We also depend on global distribution system partners and third-party service providers for certain fulfillment services, including one third-party service provider for which we accounted for approximately 47% of its total revenue for the year ended December 31, 2006.
New Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS Statement No. 115 (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are in the process of determining the impact, if any, of this statement on our results from operations, financial position or cash flows.
Note 3 – Debt
Short-term Borrowings
     In July 2005, we entered into a $1.0 billion five-year unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain Expedia subsidiaries. The facility bears interest based on our financial leverage; as of March 31, 2007 and December 31, 2006, our interest rate was equal to LIBOR plus 0.50%.
     The amount of stand-by letters of credit issued under the facility reduces the amount available to us. As of March 31, 2007 and December 31, 2006, there was $49.6 million and $52.0 million of outstanding stand-by letters of credit issued under the facility. As of March 31, 2007 and December 31, 2006, there was no amount outstanding under the facility.
Long-term Debt
     In August 2006, we privately placed $500.0 million of senior unsecured notes due 2018. In March 2007, we completed an offer to exchange these notes for registered notes having substantially the same financial terms and covenants as the original notes (the unregistered and registered notes collectively, the “Notes”). The Notes bear a fixed rate interest of 7.456% with interest payable semi-annually in February and August of each year. The amount of accrued interest related to the Notes was $4.7 million and $13.4 million as of March 31, 2007 and December 31, 2006. The Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such Notes, at 100% of the principal amount plus accrued interest. We may redeem the Notes in accordance with the terms of the agreement, in whole or in part, at any time at our option.

Notes to Consolidated Financial Statements — (Continued)
     The Notes are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 11 — Guarantor and Non-Guarantor Supplemental Financial Information.
Note 4 – Derivative Instruments
     The fair value of our derivative financial instruments generally represents the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date. Our derivative liabilities balance consists of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Ask Jeeves Notes	$12,300	$15,900
Cross-currency swaps and other	14,189	13,091

	$26,489	$28,991

     As a result of the Spin-Off, we assumed certain obligations to IAC related to IAC’s Ask Jeeves Convertible Subordinated Notes (“Ask Jeeves Notes”). During the three months ended March 31, 2007, certain of these notes were converted and we released approximately 0.2 million shares of our common stock from escrow with a fair value of $4.9 million to satisfy the conversion requirements. During the three months ended March 31, 2007 and 2006, we recognized a net loss of $1.3 million and a net gain of $4.1 million related to these Ask Jeeves Notes.
     As of March 31, 2007, we estimate that we could be required to release from escrow up to 0.6 million shares of our common stock (or pay cash in equal value, in lieu of issuing such shares). The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation to satisfy demands for conversion ceases.
     We enter into cross-currency swaps to hedge against the change in value of certain intercompany loans denominated in currencies other than the lending subsidiaries’ functional currency. These swaps have been designated as cash flow hedges and are re-measured at fair value each reporting period.

Notes to Consolidated Financial Statements — (Continued)
Note 5 – Earnings Per Share
     The following table presents our basic and diluted earnings per share:

	Three months ended March 31,
	2007	2006
	(in thousands, except per share data)
Net income	$34,776	$23,335

Net earnings per share available to common stockholders:
Basic	$0.11	$0.07
Diluted	0.11	0.06

Weighted average number of shares outstanding:
Basic	307,828	345,777

Dilutive effect of:
Options to purchase common stock	8,301	9,956
Warrants to purchase common stock	4,998	5,167
Other dilutive securities	2,622	4,268

Diluted	323,749	365,168

Note 6 – Stockholders’ Equity
Stock-based Awards
     Stock-based compensation expense relates primarily to expense for stock options and restricted stock units (“RSUs”). Since February 2003, we have awarded RSUs as our primary form of employee stock-based compensation. Our stock-based awards generally vest over five years.
     As of March 31, 2007, we had stock-based awards outstanding representing approximately 31 million of our common stock consisting of approximately 9 million RSUs and stock options to purchase approximately 22 million common shares with a $16.65 weighted average exercise price and weighted average remaining life of 3.1 years.
     Annual employee RSU grants typically occur during the first quarter of each year. During first quarter 2007, we granted 3.1 million RSUs. Net of cancellations, expirations and forfeitures occurring during first quarter 2007, RSUs increased 2.4 million.
     For the three months ended March 31, 2007, stock-based compensation expense was $15.9 million, consisting of $12.2 million in expense primarily related to RSUs and $3.7 million in stock option expense.
Share Repurchases
     On December 8, 2006, we announced our intention to repurchase up to 30 million shares of our common stock in a tender offer at a price per share not less than $18.50 and not greater than $22.00. During the three months ended March 31, 2007, we completed the tender offer pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share, for a total cost of $660 million plus fees and expenses relating to the tender offer.
Other Comprehensive Income
     Comprehensive income was $36.4 million and $22.7 million for the three months ended March 31, 2007 and 2006. The primary differences between net income as reported and comprehensive income were foreign currency translation adjustments and net gains (losses) on cross-currency hedge contracts.

Notes to Consolidated Financial Statements — (Continued)
Note 7 – Acquisitions and Other Investments
     During the three months ended March 31, 2007, we acquired two travel information-related companies. The purchase price of these and other acquisition related costs totaled $41.1 million, of which we paid $39.9 million in cash and recorded $18.3 million in goodwill and $16.3 million of intangible assets. Based on the 2007 and 2008 financial performance of one of the acquired companies, we are obligated to pay an additional purchase price ranging from $0 to a maximum of approximately $100 million.
     On March 30, 2007, we acquired a 50% ownership interest in a travel company for $26.0 million in cash. We include this investment in long-term investments and other assets and account for it under the equity method. The investment agreement grants certain rights, whereby we may acquire and the investee may sell to us the additional shares of the company, at fair value or at established multiples of future earnings, at our discretion, at various times through 2013.
     We also extended to this company a $10 million secured revolving operating line of credit and a credit facility for up to $20 million. As of the end of 2008, any amounts due under the credit facility are convertible, at our option, into shares of the company at a premium to the then fair market value. No amounts were drawn against either credit facility as of March 31, 2007.
Note 8 – Commitments and Contingencies
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
     Litigation Relating to Hotel Occupancy Taxes. Lawsuits have been filed by thirty-five cities and counties involving hotel occupancy taxes. In addition, there have been five consumer lawsuits filed relating to taxes and fees. The municipality and consumer lawsuits are in various stages ranging from responding to the complaint to discovery. We continue to defend these lawsuits vigorously. To date, seven of the municipality lawsuits have been dismissed. These dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes in the amount of $18.0 million and $17.5 million at March 31, 2007 and December 31, 2006, respectively. Our reserve is based on our best estimates and the ultimate resolution of these issues may be greater or less than the liabilities recorded.
Note 9 – Related Party Transactions
Commercial Agreements with IAC
     Since the Spin-Off, we have continued to work with some of IAC’s businesses pursuant to a variety of commercial agreements. These commercial agreements generally include (i) distribution agreements, pursuant to which certain subsidiaries of IAC distribute their respective products and services via arrangements with Expedia, and vice versa, (ii) services agreements, pursuant to which certain subsidiaries of IAC provide Expedia with various services and vice versa and (iii) office space lease agreements. The distribution agreements typically involve the payment of fees, usually on a fixed amount-per-transaction, revenue share or commission basis, from the party

Notes to Consolidated Financial Statements — (Continued)
seeking distribution of the product or service to the party that is providing the distribution. Operating expenses related to these transactions were less than $1 million during the three months ended March 31, 2007.
Note 10 – Segment Information
     We have two reportable segments: North America and Europe. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is “Operating Income Before Amortization” (defined below), which includes allocations of certain expenses, primarily cost of revenue and facilities, to the segments. We base the allocations primarily on transaction volumes and other usage metrics; this methodology is periodically evaluated and may change. We do not allocate certain shared expenses to reportable segments such as partner services, product development, accounting, human resources and legal. We include these expenses in Corporate and Other.
     Our North America segment provides a full range of travel services to customers in the United States, Canada and Mexico. This segment operates through a variety of brands including Classic Vacations, Expedia, Hotels.com, Hotwire.com and TripAdvisor. Our Europe segment provides travel services primarily through localized Expedia websites in Denmark, France, Germany, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom, as well as localized versions of Hotels.com in various European countries.
     Corporate and Other includes ECT, Expedia Asia Pacific and unallocated corporate functions and expenses. ECT provides travel products and services to corporate customers in North America and Europe. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in the People’s Republic of China, localized Expedia websites in Australia and Japan, whose site launched in November 2006, as well as localized versions of Hotels.com in various Asian countries. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense in Corporate and Other.

Notes to Consolidated Financial Statements — (Continued)
     The following table presents our segment information for the three months ended March 31, 2007 and 2006. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Three months ended March 31, 2007
			Corporate and
	North America	Europe	Other	Total
	(in thousands)
Revenue	$406,401	$109,990	$34,120	$550,511

Operating Income Before Amortization	$164,015	$25,646	$(85,271)	$104,390
Amortization of intangible assets	—	—	(21,196)	(21,196)
Stock-based compensation	—	—	(15,860)	(15,860)

Operating income (loss)	$164,015	$25,646	$(122,327)	$67,334

	Three months ended March 31, 2006
			Corporate and
	North America	Europe	Other	Total
	(in thousands)
Revenue	$381,925	$85,268	$26,705	$493,898

Operating Income Before Amortization	$147,174	$15,344	$(73,978)	$88,540
Amortization of intangible assets	—	—	(30,171)	(30,171)
Stock-based compensation	—	—	(23,887)	(23,887)
Amortization of non-cash distribution and marketing	(8,240)	—	—	(8,240)

Operating income (loss)	$138,934	$15,344	$(128,036)	$26,242

     We have revised certain 2006 revenue and expense allocations between our segments to reflect current allocations for certain points of sale. There was no impact on total consolidated revenue or operating income before amortization as a result of these changes.
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

Notes to Consolidated Financial Statements — (Continued)
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
Reconciliation of OIBA to Operating Income and Net Income
     The following table presents a reconciliation of OIBA to operating income and net income for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006
	(in thousands)
OIBA	$104,390	$88,540
Amortization of intangible assets	(21,196)	(30,171)
Stock-based compensation	(15,860)	(23,887)
Amortization of non-cash distribution and marketing	—	(8,240)

Operating income	67,334	26,242

Interest income (expense), net	(3,907)	1,703
Other, net	(5,495)	3,657
Provision for income taxes	(23,612)	(9,658)
Minority interest in loss of consolidated subsidiaries, net	456	1,391

Net income	$34,776	$23,335

NOTE 11 – Guarantor and Non-Guarantor Supplemental Financial Information
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

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$503,539	$129,280	$(82,308)	$550,511
Cost of revenue	—	100,617	21,775	(1,094)	121,298

Gross profit	—	402,922	107,505	(81,214)	429,213

Operating expenses:
Selling and marketing	—	222,127	81,411	(81,270)	222,268
General and administrative	—	59,925	16,223	15	76,163
Technology and content	—	33,081	9,130	41	42,252
Amortization of intangible assets	—	19,499	1,697	—	21,196

Operating income (loss)	—	68,290	(956)	—	67,334

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	46,718	626	—	(47,344)	—
Other, net	(12,546)	3,870	(726)	—	(9,402)

Total other income (expense), net	34,172	4,496	(726)	(47,344)	(9,402)

Income (loss) before income taxes and minority interest	34,172	72,786	(1,682)	(47,344)	57,932
Provision for income taxes	604	(25,252)	1,036	—	(23,612)
Minority interest in loss of consolidated subsidiaries, net	—	—	456	—	456

Net income (loss)	$34,776	$47,534	$(190)	$(47,344)	$34,776

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$456,801	$103,183	$(66,086)	$493,898
Cost of revenue	—	102,030	18,130	(846)	119,314

Gross profit	—	354,771	85,053	(65,240)	374,584

Operating expenses:
Selling and marketing	—	202,083	64,183	(65,240)	201,026
General and administrative	—	58,351	15,010	—	73,361
Technology and content	—	27,711	7,833	—	35,544
Amortization of intangible assets	—	28,380	1,791	—	30,171
Amortization of non-cash distribution and marketing	—	8,240	—	—	8,240

Operating income (loss)	—	30,006	(3,764)	—	26,242

Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	20,452	(2,547)	—	(17,905)	—
Other, net	2,402	3,737	(779)	—	5,360

Total other income (expense), net	22,854	1,190	(779)	(17,905)	5,360

Income (loss) before income taxes and minority interest	22,854	31,196	(4,543)	(17,905)	31,602
Provision for income taxes	481	(10,622)	483	—	(9,658)
Minority interest in loss of consolidated subsidiaries, net	—	32	1,359	—	1,391

Net income (loss)	$23,335	$20,606	$(2,701)	$(17,905)	$23,335

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$2,952	$1,204,843	$289,299	$(382,437)	$1,114,657
Investment in subsidiaries	6,037,926	329,984	—	(6,367,910)	—
Intangible assets, net	—	976,275	47,735	—	1,024,010
Goodwill	—	5,604,385	288,030	—	5,892,415
Other assets, net	5,929	163,934	57,808	—	227,671

TOTAL ASSETS	$6,046,807	$8,279,421	$682,872	$(6,750,347)	$8,258,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$237,056	$1,795,088	$279,005	$(382,437)	$1,928,712
Long-term debt	500,000	—			500,000
Other liabilities and minority interest	12,378	442,835	77,455	—	532,668
Stockholders’ equity	5,297,373	6,041,498	326,412	(6,367,910)	5,297,373

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,046,807	$8,279,421	$682,872	$(6,750,347)	$8,258,753

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Total current assets	$461,397	$916,216	$267,113	$(462,041)	$1,182,685
Investment in subsidiaries	5,951,961	295,989	—	(6,247,950)	—
Intangible assets, net	—	989,668	39,106	—	1,028,774
Goodwill	—	5,593,031	268,261	—	5,861,292
Other assets, net	6,863	137,073	58,412	(5,915)	196,433

TOTAL ASSETS	$6,420,221	$7,931,977	$632,892	$(6,715,906)	$8,269,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$—	$1,598,859	$263,306	$(462,040)	$1,400,125
Long-term debt	500,000	—			500,000
Other liabilities and minority interest	15,931	378,399	76,354	(5,915)	464,769
Stockholders’ equity	5,904,290	5,954,719	293,232	(6,247,951)	5,904,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,420,221	$7,931,977	$632,892	$(6,715,906)	$8,269,184

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(1,568)	$505,073	$34,551	$538,056

Investing activities:
Other, net	1,568	(52,010)	(36,248)	(86,690)

Net cash provided by (used in) investing activities	1,568	(52,010)	(36,248)	(86,690)

Financing activities:
Treasury stock activity	(666,483)	—	—	(666,483)
Transfers (to) from related parties	657,999	(657,999)	—	—
Other, net	8,484	(8,639)	151	(4)

Net cash provided by (used in) financing activities	—	(666,638)	151	(666,487)
Effect of exchange rate changes on cash and cash equivalents	—	(1,330)	899	(431)

Net increase in cash and cash equivalents	—	(214,905)	(647)	(215,552)
Cash and cash equivalents at beginning of period	—	658,540	194,734	853,274

Cash and cash equivalents at end of period	$—	$443,635	$194,087	$637,722

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$2,960	$440,878	$8,089	$451,927

Investing activities:
Other, net	(2,960)	(7,604)	(3,156)	(13,720)

Net cash used in investing activities	(2,960)	(7,604)	(3,156)	(13,720)

Financing activities:
Short-term borrowings, net	(230,000)	(95)	(385)	(230,480)
Transfers (to) from related parties	220,605	(220,605)	—	—
Treasury stock activity	(5,576)	—	—	(5,576)
Other, net	14,971	(7,858)	23	7,136

Net cash used in financing activities	—	(228,558)	(362)	(228,920)
Effect of exchange rate changes on cash and cash equivalents	—	2,530	(203)	2,327

Net increase in cash and cash equivalents	—	207,246	4,368	211,614
Cash and cash equivalents at beginning of period	—	151,523	145,893	297,416

Cash and cash equivalents at end of period	$—	$358,769	$150,261	$509,030

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation and do not intend to publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
     The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.comtm, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations, Expedia® Corporate Travel (“ECT”), eLongtm and TripAdvisor®. In addition, many of these brands have related international points of sale. For additional information about our portfolio of brands, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Industry Trends
     The travel industry, including offline and online travel agencies, as well as suppliers of travel products and services, has been characterized by rapid and significant change.
     The U.S. airline sector in particular has experienced significant turmoil in recent years, with oil prices hitting all-time highs, the shift of capacity to low-cost carriers (“LCCs”) offering “no frills” flights at discounted prices and the entry and emergence of several of the largest traditional carriers from the protection of Chapter 11 bankruptcy proceedings.

     The traditional carriers’ need to rationalize high fixed cost structures to better compete in this environment has caused them to consider consolidation opportunities to better share fixed costs and reduce redundant flight routes. These attempts have generally been unsuccessful either due to antitrust concerns or reluctance among target companies to consummate mergers. Carriers have also aggressively pursued cost reductions in every aspect of their operations, including distribution costs, which the airlines have accomplished by increasing direct distribution through their proprietary websites, thereby reducing travel agent commissions and overrides. The airlines also successfully reduced payments to with the global distribution system (“GDS”) intermediaries as contracts with the GDSs expired in mid to late 2006. These reductions, in turn, impacted travel agents as large agencies, including Expedia, have historically received a meaningful portion of their air remuneration from GDS providers.
     Through the end of 2006, the U.S. airline industry enjoyed increasing load factors and rapidly escalating ticket prices. At the same time, the carriers which participate in the Expedia marketplace have been reducing their share of total air seat per mile capacity; while the LCCs, which have increased their relative capacity have not generally participated in the Expedia marketplace. These trends impacted our ability to obtain inventory in our agency and merchant air businesses, reduced discounts for merchant air tickets and limited supply of merchant air tickets for use in our package travel offerings.
     As a result of these industry dynamics and reduced economics relating to recently negotiated GDS and airline agreements, Expedia’s revenue per air ticket has declined significantly since the fourth quarter of 2004, and we anticipate it will continue to decline further in 2007.
     The hotel sector has recently been characterized by robust demand and constrained supply, resulting in increasing occupancy rates and average daily rates (“ADRs”). Industry experts expect demand growth to continue to outstrip supply through at least 2007. While increasing ADRs generally have a positive effect on our merchant hotel operations as our remuneration increases proportionally with the room price, higher ADRs can impact underlying demand, and higher occupancies can restrict our ability to obtain merchant hotel room allocation, particularly in high occupancy destinations popular with our travel base, including our three largest markets in Las Vegas, New York and Orlando. Higher occupancy also has historically tended to drive lower margins as hotel room suppliers have less need for third-party intermediaries to generate demand. A large number of our contracts with major chain hotel operators are scheduled for renewal in 2007.
     Increased usage and familiarity with the internet has driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2006 49% of leisure, unmanaged and corporate travel expenditures occurred online in the United States, compared with 22% of European travel and 12% in the Asia Pacific region. These penetration rates have increased considerably over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future.
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

Business Strategy
     We play a fundamental role in facilitating travel, whether for leisure or business. We are committed to providing our travelers the best set of resources to serve their travel needs by taking advantage of our critical assets — our brand portfolio, our technology and commitment to continuous innovation, our global reach and our breadth of product offering. In addition, we take advantage of our growing base of knowledge about our destinations, suppliers and travelers based on our unique position in the travel value chain.
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
     Technology and Continuous Innovation. Expedia has an established tradition of innovation, from Expedia.com’s inception as a division of Microsoft, to our introduction of more recent innovations such as our ThankYou Rewards Network offered in conjunction with Citigroup, Traveler Hotel Reviews, Expedia® Fare Alerts, Travel Tickertm by Hotwire®, TripAdvisor’s traveler and supplier videos and ECT’s business intelligence toolset.
     We intend to continue to aggressively innovate on behalf of our travelers and suppliers, including our current efforts to build a scaleable, service-oriented technology platform for our travelers, which will extend across our portfolio of brands. We expect this to result in improved flexibility and will allow faster innovation. This transition should allow us to improve our site merchandising, browse and search functionality and add significant personalization features. We expect this transition to occur in a phased approach, with a portion of our worldwide points of sale migrating to the new platform beginning in 2007.
     For our suppliers, we have developed proprietary technology that streamlines the interaction between some of our websites and hotel central reservation systems, making it easier for hotels to manage reservations made through our brands. We began offering more streamlined application programming interfaces for our lodging partners in 2007, to enable faster and simpler integration of real-time hotel content.
     Global Reach. In 2006, international gross bookings accounted for approximately 26% of worldwide gross bookings and 28% of revenue. We currently operate over 50 branded points of sale across the globe, including Expedia-branded sites in the United States, Australia, Canada, Denmark, France, Germany, Italy, Japan, the Netherlands, Norway, Spain, Sweden and the United Kingdom. Our Hotels.com and TripAdvisor brands also maintain both U.S. points of sale and additional points of sale outside the United States. We also offer Chinese travelers a wide array of products and services through our majority ownership in eLong.
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

     In expanding our global reach, we are leveraging our significant investment in technology, operations, brand building, supplier integration and relationships and other areas since the launch of Expedia.com in 1996. We intend to continue leveraging this investment when launching points of sale in new countries, introducing website features, adding supplier products and services or adding value-added content for travelers.
     Breadth of Product Offering. We believe we offer a comprehensive array of innovative travel products and services to travelers. We plan to continue improving and growing these offerings, as well as expand them to our worldwide points of sale over time.
     The majority of our revenue comes from transactions involving the booking of hotel reservations and the sale of airline tickets, either as stand-alone products or as part of package transactions. We are working to grow our package business as it results in higher revenue per transaction, and we also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We are also working to increase the mix of revenue from advertising we derive from parties including our travel partners and suppliers through expansion of our TripAdvisor model, as well as media enhancements across many of our other worldwide points of sale.
Seasonality
     We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters of the year as travelers plan and book their spring, summer and holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations or a change in our product mix may influence the typical trend of our seasonality in the future.
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
     For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2006.

     Income Taxes
     In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates in effect for the years in which we expect to realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.
     We record liabilities to address uncertain tax positions we have taken in previously filed tax returns or that we expect to take in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that our tax positions, based on technical merits, will be sustained upon examination. For those positions for which we conclude it is more likely than not it will be sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded.
New Accounting Pronouncements
     For a discussion of new accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies in the notes to the consolidated financial statements.
Segments
     We have two reportable segments: North America and Europe. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance.
     Our North America segment provides a full range of travel services to customers in the United States, Canada and Mexico. This segment operates through a variety of brands including Classic Vacations, Expedia, Hotels.com, Hotwire.com and TripAdvisor.
     Our Europe segment provides travel services primarily through localized Expedia websites in Denmark, France, Germany, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom, as well as localized versions of Hotels.com in various European countries.
     Corporate and Other includes ECT, Expedia Asia Pacific and unallocated corporate functions and expenses. ECT provides travel products and services to corporate customers in North America and Europe. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in the People’s Republic of China, localized Expedia websites in Australia and Japan, whose site launched in November 2006, as well as localized versions of Hotels.com in various Asian countries.
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
Gross Bookings and Revenue Margin

	Three months ended March 31,
	2007	2006	% Change
	($ in thousands)
Gross Bookings
North America	$3,558,938	$3,521,638	1%
Europe	1,031,646	779,944	32%
Corporate and Other	425,398	346,625	23%

Total gross bookings	$5,015,982	$4,648,207	8%

Revenue Margin
North America	11.4%	10.8%
Europe	10.7%	10.9%
Corporate and Other	8.0%	7.7%
Total revenue margin	11.0%	10.6%
     Gross bookings increased $367.8 million, or 8%, for the three months ended March 31, 2007 compared to the same period in 2006. For the three months ended March 31, 2007, North America gross bookings increased 1% and Europe gross bookings increased 32% compared to the same period in 2006.
     Revenue margin, which is defined as revenue as a percentage of gross bookings, increased 35 basis points for the three months ended March 31, 2007 compared to the same period in 2006. For the three months ended March 31, 2007, revenue margin increased 57 basis points in our North America segment and decreased 27 basis points in our Europe segment compared to the same period in 2006. The increase in worldwide and North America revenue margin was primarily due to higher merchant hotel raw margin (defined as hotel net revenue as a percentage of hotel gross revenue), as compared to the three months ended March 31, 2006, and an increased mix of advertising revenue, partially offset by the decline in revenue per air ticket. Europe revenue margin decreased in part due to a 12% increase in airfares compared with a 1% decrease in North America airfares, as our remuneration generally does not vary with the price of air tickets.
Results of Operations
Revenue

	Three months ended March 31,
	2007	2006	% Change
	($ in thousands)
North America	$406,401	$381,925	6%
Europe	109,990	85,268	29%
Corporate and Other	34,120	26,705	28%

Total revenue	$550,511	$493,898	11%

     Revenue increased for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to increases in worldwide merchant hotel revenue and advertising revenue, partially offset by a decline in our North America air revenue.
     Worldwide merchant hotel revenue increased 17% for the three months ended March 31, 2007, compared to the same period in 2006. The increase was primarily due to a 13% increase in revenue per room night as well as a 3% increase in room nights stayed, including rooms delivered as a component of vacation packages. Revenue per room night increased due to a 9% increase in worldwide ADRs and an increase in hotel raw margins.
     Worldwide air revenue decreased 16% for the three months ended March 31, 2007, compared to the same period in 2006, due to a 20% decrease in revenue per air ticket partially offset by an increase of 5% in air tickets sold. The decrease in revenue per air ticket reflects decreased compensation from air carriers and GDS providers. Packages revenue decreased 2% compared with the prior year period due to lower North America package volumes and lower worldwide revenue per air ticket.
     The remaining worldwide revenue other than merchant hotel and air discussed above, which includes advertising, car rental, destination services, and cruise, increased by 35% for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to an increase in advertising revenue and car rental revenue.
Cost of Revenue and Gross Profit

	Three months ended March 31,
	2007	2006	% Change
	($ in thousands)
Cost of revenue	$121,298	$119,314	2%
% of revenue	22.0%	24.2%

Gross profit	$429,213	$374,584	15%
% of revenue	78.0%	75.8%
     Cost of revenue increased for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to higher costs associated with the increase in transaction volumes.
     Gross profit increased for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to increased revenue. Gross margin increased primarily due to the same factors contributing to our increased revenue margin, as well as cost savings from our productivity initiatives.
Selling and Marketing

	Three months ended March 31,
	2007	2006	% Change
	($ in thousands)
Selling and marketing	$222,268	$201,026	11%
% of revenue	40.4%	40.7%
     Selling and marketing expenses increased, compared to the same period in 2006, primarily due to increased marketing spend in Europe including brand and search engine marketing efforts, as well as higher indirect costs.
     We expect absolute amounts spent on selling and marketing to increase in 2007. The direction of selling and marketing expense as a percentage of revenue in 2007 will primarily depend on our ability to drive efficiencies in our various marketing spends as well as geographic and product mix of our resulting revenue.

General and Administrative

	Three months ended March 31,
	2007	2006	% Change
	($ in thousands)
General and administrative	$76,163	$73,361	4%
% of revenue	13.8%	14.9%
     General and administrative expense increased, compared to the same period in 2006, primarily due to higher legal fees, partially offset by a reduction in payroll tax related items and stock-based compensation. We expect general and administrative expense to increase in absolute dollars but decrease as a percentage of revenue for the full year of 2007 versus 2006.
Technology and Content

	Three months ended March 31,
	2007	2006	% Change
	($ in thousands)
Technology and content	$42,252	$35,544	19%
% of revenue	7.7%	7.2%
     Technology and content expense increases in absolute costs and as a percentage of revenue were primarily due to growth in personnel-related expenses in our software development and engineering teams as we increase our level of website innovation and increased amortization of capitalized software development costs, a significant amount of which was placed into service starting in the fourth quarter of 2006 and the first quarter of 2007.
     Given our historical and ongoing investments in our enterprise data warehouse, new platform, geographic expansion, site merchandising, content management, corporate travel, supplier integration and other initiatives, which we expect to continue to put into service throughout 2007 and 2008, we expect technology and content expense to increase in absolute dollars and as a percentage of revenue for both 2007 and 2008.
Amortization of Intangible Assets

	Three months ended March 31,
	2007	2006	% Change
	($ in thousands)
Amortization of intangible assets	$21,196	$30,171	(30%)
% of revenue	3.9%	6.1%
     Amortization of intangible assets decreased for the three months ended March 31, 2007, compared to the same periods in 2006, due to the completion of amortization related to certain technology and supplier intangible assets over the past year, partially offset by amortization related to new business acquisitions.
Amortization of Non-Cash Distribution and Marketing
     In 2006, we had substantially utilized all media time we received from IAC in conjunction with the Spin-Off, with an original value of $17.1 million.

Operating Income

	Three months ended March 31,
	2007	2006	% Change
	($ in thousands)
Operating income	$67,334	$26,242	157%
% of revenue	12.2%	5.3%
     Operating income increased for the three months ended March 31, 2007, compared to the same period in 2006, due to an increase in gross profit and a general decrease in operating expenses as a percentage of revenue, including stock-based compensation, amortization of intangibles, and amortization of non-cash distribution and marketing, with the exception of technology and content expense which grew as a percentage of revenue.
Operating Income Before Amortization (“OIBA”)

	Three months ended March 31,
	2007	2006	% Change
	($ in thousands)
OIBA	$104,390	$88,402	18%
% of revenue	19.0%	17.9%
     The increase in OIBA for the three months ended March 31, 2007, compared to the same period in 2006, was primarily due to an increase in gross profit, partially offset by growth in technology and content expenses as a percentage of revenue.
Definition of OIBA
     We provide OIBA as a supplemental measure to accounting principles generally accepted in the United States (“GAAP”). We define OIBA as operating income plus: (1) amortization of non-cash distribution and marketing expense, (2) stock-based compensation expense, (3) amortization of intangible assets and goodwill and intangible asset impairment, if applicable and (4) certain one-time items, if applicable.
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
Reconciliation of OIBA to Operating Income and Net Income
     The following table presents a reconciliation of OIBA to operating income and net income for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006
	(in thousands)
OIBA	$104,390	$88,540
Amortization of intangible assets	(21,196)	(30,171)
Stock-based compensation	(15,860)	(23,887)
Amortization of non-cash distribution and marketing	—	(8,240)

Operating income	67,334	26,242

Interest income (expense), net	(3,907)	1,703
Other, net	(5,495)	3,657
Provision for income taxes	(23,612)	(9,658)
Minority interest in loss of consolidated subsidiaries, net	456	1,391

Net income	$34,776	$23,335

Interest Income and Expense

	Three months ended March 31,
	2007	2006	% Change
	($ in thousands)
Interest income	$7,269	$3,601	102%
Interest expense	(11,176)	(1,898)	489%
     Interest income increased for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to higher cash and cash equivalent balances as well as higher interest rates.
     Interest expense increased for the three months ended March 31, 2007, compared to the same period in 2006, due to interest expense related to the $500.0 million senior unsecured notes (the “Notes”) that we issued in August 2006. We expect interest expense to continue to increase for fiscal 2007 as the Notes will have been outstanding for a full year.

Other, Net

	Three months ended March 31,
	2007	2006	% Change
	($ in thousands)
Other, net	$(5,495)	$3,657	(250%)
     For the three months ended March 31, 2007, other, net primarily includes net losses of $2.9 million from the fluctuation of exchange rates on foreign denominated assets and liabilities of U.S. dollar functional currency subsidiaries, net losses of $1.4 million from fair value changes in and the settlement of derivative instruments related to the Ask Jeeves Notes and certain stock warrants as well as $1.3 million of losses from unconsolidated equity affiliates.
     For the three months ended March 31, 2006, other, net primarily includes net gains of $4.3 million from fair value changes in and the settlement of derivative instruments related to the Ask Jeeves Notes and certain stock warrants.
Provision for Income Taxes

	Three months ended March 31,
	2007	2006	% Change
	($ in thousands)
Provision for income taxes	$(23,612)	$(9,658)	144%
Effective tax rate	40.8%	30.6%
     We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.
     Our effective tax rate was 40.8% for the three months ended March 31, 2007, which is higher than the 35% statutory rate primarily due to state income taxes, interest accruals related to uncertain tax positions and non-deductible losses related to our derivative liabilities.
     Our effective tax rate was 30.6% for the three months ended March 31, 2006, which is lower than the 35% statutory rate primarily due to the disallowance for tax purposes of the mark-to-market net gain related to our derivative instruments and adjustments related to stock-based compensation expense.
     During 2006, we utilized all of our federal net operating losses and are now a full U.S. cash taxpayer going forward.
Financial Position, Liquidity and Capital Resources
     Our principal sources of liquidity are cash flows generated from operations, our cash and cash equivalents balances, which were $637.7 million and $853.3 million as of March 31, 2007 and December 31, 2006, and our $1.0 billion revolving credit facility, of which $950.4 million was available to us as of March 31, 2007 representing the total of the facility less $49.6 million of outstanding stand-by letters of credit.
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

Therefore, there is generally a greater time from the receipt of cash from the traveler to the payment to the supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business continues to grow and our business model does not change, we expect that changes in working capital will positively impact operating cash flows. If this business declines relative to our other businesses, or if there are changes to the model which compress the time between receipts of cash from travelers to payments to suppliers, our working capital benefits could be reduced, as was the case to a certain degree in fiscal 2006 as we increased the efficiency of our supplier payment process.
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
     As of March 31, 2007, we had a deficit in our working capital of $814.1 million, primarily resulting from the completion of our tender offer during the three months ended March 31, 2007, compared to a deficit of $217.4 million as of December 31, 2006.
     We anticipate continued investment in the development and expansion of our operations. These investments include but are not limited to improvements to infrastructure, which include our enterprise data warehouse investment, servers, networking equipment and software, release improvements to our software code and continuing efforts to build a scaleable, service-oriented technology platform that will extend across our portfolio of brands. We expect portions of our worldwide points of sale to migrate to the new platform beginning in 2007. Capital expenditures are expected to increase up to 10% in fiscal 2007. Our future capital requirements may include capital needs for acquisitions or expenditures in support of our business strategy. In the event we have acquisitions, this may reduce our cash balance and increase our debt. Legal risks and challenges to our business strategy may also negatively affect our cash balance.
     Our cash flows are as follows:

	Three months ended March 31,
	2007	2006	$ Change
	(in thousands)
Cash provided by (used in):
Operating activities	$538,056	$451,927	$86,129
Investing activities	(86,690)	(13,720)	(72,970)
Financing activities	(666,487)	(228,920)	(437,567)
Effect of foreign exchange rate changes on cash and cash equivalents	(431)	2,327	(2,758)
     For the three months ended March 31, 2007, net cash provided by operating activities increased by $86.1 million primarily due to an increase in changes in operating assets and liabilities, an increase in cash flows from operating income as well as a decrease in tax payments, partially offset by an increase in interest payments in the current period. We made tax payments of $3.2 million, a decrease of $27.7 million over the prior year period, increasing cash provided by operations due primarily to timing differences in tax payments.
     Cash used in investing activities increased by $73.0 million for the three months ended March 31, 2007 primarily due to a $39.6 million increase in cash paid for acquisitions and a $28.1 million increase in long-term investments and deposits mainly related to our acquisition of a 50% ownership interest in a travel company.
     Cash used in financing activities for the three months ended March 31, 2007 primarily included cash paid to acquire shares in the tender offer pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share, for a total cost of $660 million plus fees and expenses relating to the tender offer. Cash used in financing activities for the three months ended March 31, 2006 primarily included the $230.0 million repayment of our revolving credit facility in the first quarter of 2006.
     We reclassified certain foreign exchange effects on our cash balances from operating activities to effect of foreign exchange rate changes for the periods presented. The effect of foreign exchange on our cash balances denominated in foreign currency for the three months ended March 31, 2007 showed a net decrease of $2.8 million from the same period in 2006.
     As of May 8, 2007, we have authorization from our Board of Directors to repurchase up to 20 million outstanding shares of our common stock. There is no fixed termination date for the authorization.
     In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs.
Contractual Obligations and Commercial Commitments
     For a discussion of potential future commitments related to our first quarter of 2007 acquisitions, see Note 7 — Acquisitions and Other Investments in the notes to the consolidated financial statements. There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2006. Other than our contractual obligations and commercial commitments, including derivatives, we did not have any off-balance sheet arrangements as of March 31, 2007 or December 31, 2006.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
     There have been no material changes in our market risk during the three months ended March 31, 2007. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2006.

Part I. Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chairman and Senior Executive, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based upon that evaluation, our Chairman and Senior Executive, Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting.
     There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
     In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2006. The following are developments regarding such legal proceedings:
     Litigation Relating to Hotel Occupancy Tax
     Expedia Washington. During a March 2, 2007 hearing, the court indicated that the plaintiff should amend its complaint and that the parties should provide further briefing on class certification issues. A class certification hearing has yet to be scheduled.
     Hotwire. On March 15, 2007, the court certified a class of all residents of the United States whom Hotwire charged “taxes/fees” for the facilitation of reservations for stand-alone hotel rooms on its website.
     City of Los Angeles Litigation. On March 2, 2007, the plaintiffs filed a third amended complaint. On March 7, 2007, the court denied defendants’ demurrers on misjoinder. On April 11, 2007, the defendants filed additional Demurrers that are scheduled to be heard by the Court on June 11, 2007.
     City of Chicago Litigation. On April 5, 2007, the court issued and order resetting the ruling date on defendants’ motion to dismiss to May 10, 2007.
     City of Rome, Georgia Litigation. On February 9, 2007, the defendants filed a motion for summary judgment based on plaintiffs’ failure to exhaust their administrative remedies. On April 5, 2007, the court entered an order staying discovery until after defendants’ motion for summary judgment has been decided.
     Pitt County, North Carolina Litigation. On March 29, 2007, the court denied the defendants’ motion to dismiss. On April 13, 2007, the defendants filed a motion for reconsideration or certification of an interlocutory appeal.
     Orange County, Florida Litigation. On February 19, 2007, the court denied the plaintiff’s motion for rehearing, but granted plaintiff’s motion for clarification stating that the court’s earlier dismissal order was without prejudice. On March 9, 2007, the plaintiff filed an amended complaint. On April 9, 2007, the defendants filed a motion to dismiss or, in the alternative, stay the lawsuit.
     City of Atlanta, Georgia Litigation. On April 24, 2007, the defendants filed their response to plaintiff’s appeal of the court’s dismissal of the lawsuit.
     City of Charleston, South Carolina Litigation. On April 23, 2007, the court set the trial date for April 7, 2008. On April 26, 2007, the court entered an order consolidating the lawsuits filed by the City of Charleston and the Town of Mt. Pleasant.
     City of San Antonio, Texas Litigation. On March 20, 2007, the court denied the defendants’ motion to dismiss. On March 22, 2007, the court stayed the class certification hearing that was scheduled for March 27, 2007. On April 2, 2007, the court set the evidentiary hearing on plaintiffs’ motion for class certification for May 16 and 17, 2007.
     City of Gallup, New Mexico Litigation. On April 18, 2007, the court granted plaintiffs’ motion to dismiss its own lawsuit.
     Town of Mt. Pleasant, South Carolina Litigation. On April 26, 2007, the court consolidated the lawsuits filed by the City of Charleston and the Town of Mt. Pleasant.
     City of Jacksonville, Florida Litigation. On April 12, 2007, the defendants filed a motion to dismiss.
     Leon County, Florida Litigation. On February 23, 2007, the court dismissed the lawsuit.

Part II. Item 1. Legal Proceedings
     Cities of Columbus and Dayton, Ohio Litigation. On January 8, 2007, the magistrate judge recommended that the case be transferred to the Northern District of Ohio, Western Division.
     Cumberland County, North Carolina Litigation. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, and Cumberland County lawsuits.
     Wake County, Dare County, Buncombe County and Cumberland County, North Carolina Litigation. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, and Cumberland County lawsuits.
     Branson, Missouri Litigation. On April 23, 2007, the defendants filed a motion to dismiss the lawsuit.
     The following cases relating to hotel occupancy taxes have been filed in addition to the legal proceedings discussed in the “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2006:
     Myrtle Beach, South Carolina Litigation. On February 2, 2007, the City of Myrtle Beach, South Carolina filed an individual lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Myrtle Beach v. Hotels.com, LP, et al., 2007 CP26-0738 (Court of Common Pleas, Fifteenth Judicial Circuit, County of Horry, South Carolina). The complaint alleges that the defendants have failed to pay to the county hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert a claim for declaratory judgment that the accommodations tax at issue is owed by the defendants. The defendants filed a motion to dismiss on April 30, 2007.
     Horry County, South Carolina Litigation. On February 2, 2007, Horry County, South Carolina filed an individual lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. Horry County v. Hotels.com, LP, et al., 2007 CP26-0737 (Court of Common Please, County of Horry, South Carolina). The complaint alleges that the defendants have failed to pay to the county hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert a claim for declaratory judgment that the accommodations tax at issue is owed by the defendants. On April 23, 2007, the defendants filed a motion to dismiss the County’s complaint.
     City of Fayetteville, Arkansas Litigation. On February 28, 2007, the City of Fayetteville filed a putative class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Fayetteville v. Hotels.com, L.P., et al., CV 07 567-1 (Circuit Court of Washington County, Arkansas). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of those ordinances, unjust enrichment, conversion, imposition of a constructive trust, and declaratory judgment. The complaint seeks damages in an unspecified amount. The deadline to respond to the complaint is May 31, 2007.
     City of Houston, Texas Litigation. On March 5, 2007, the City of Houston filed an individual lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Houston v. Hotels.com, L.P., et al., 2007-13227 (District Court of Harris County, 270th Judicial District, Texas). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, conversion, imposition of a constructive trust, civil conspiracy, and demand for accounting. The complaint seeks damages in an unspecified amount. On April 30, 2007, the defendants filed their answers to the plaintiff’s complaint.
     The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.

Part II. Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase
     On December 8, 2006, we announced our intention to repurchase up to 30 million shares of our common stock in a tender offer at a price per share not less than $18.50 and not greater than $22.00. During the three months ended March 31, 2007, we completed the tender offer pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share, for a total cost of $660 million plus fees and expenses relating to the tender offer.
     As of May 8, 2007, we have authorization from our Board of Directors to repurchase up to 20 million outstanding shares of our common stock. There is no fixed termination date for the authorization.
     A summary of the repurchase activity during the three months ended March 31, 2007 is as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
		Average Price	as Part of Publicly	Yet Be Purchased
	Total Number of	Paid Per	Announced Plans or	Under the Plans or
Period	Shares Purchased	Share	Programs	Programs
January 1-31, 2007	30,000,000	$22.00	30,000,000	20,000,000
February 1-28, 2007	—	—	—	20,000,000
March 1-31, 2007	—	—	—	20,000,000

Total	30,000,000	—	30,000,000

Part II. Item 6. Exhibits
     The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
4.7	First Supplemental Indenture, dated as of January 19, 2007, to Indenture, dated as of August 21, 2006, by and among Expedia, Inc., certain Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Expedia, Inc.’s Registration Statement on Form S-4, File No. 333-140195, filed on January 25, 2007).

10.1	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements

31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

Signature
     Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia, Inc.
By:	/s/ MICHAEL B. ADLER
Michael B. Adler
Chief Financial Officer
May 9, 2007