Form 10-Q
period 2007-06-30
Expedia, Inc.
filed 2007-08-03
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each of the registrant’s classes of common stock as of July 27, 2007 was:

Common stock, $0.001 par value per share	279,331,287 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Expedia, Inc.
Form 10-Q
For the Quarter Ended June 30, 2007

Part I. Item 1. Consolidated Financial Statements
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$689,923	$598,458	$1,240,434	$1,092,356
Cost of revenue (1)	143,646	128,449	264,944	247,763

Gross profit	546,277	470,009	975,490	844,593

Operating expenses:
Selling and marketing (1)	255,905	198,666	478,173	399,692
General and administrative (1)	75,733	71,053	151,896	144,414
Technology and content (1)	41,511	33,288	83,763	68,832
Amortization of intangible assets	19,503	30,120	40,699	60,291
Amortization of non-cash distribution and marketing	—	627	—	8,867

Operating income	153,625	136,255	220,959	162,497

Other income (expense):
Interest income	10,552	7,034	17,821	10,635
Interest expense	(9,902)	(475)	(21,078)	(2,373)
Other, net	5,936	10,466	441	14,123

Total other income (expense), net	6,586	17,025	(2,816)	22,385

Income before income taxes and minority interest	160,211	153,280	218,143	184,882
Provision for income taxes	(64,076)	(56,158)	(87,688)	(65,816)
Minority interest in (income) loss of consolidated subsidiaries, net	1	(1,640)	457	(249)

Net income	$96,136	$95,482	$130,912	$118,817

Net earnings per share available to common stockholders:
Basic	$0.32	$0.28	$0.43	$0.34
Diluted	0.30	0.27	0.41	0.33

Shares used in computing earnings per share:
Basic	303,035	346,014	305,426	345,896
Diluted	320,196	359,090	321,966	362,130

(1)	Includes stock-based compensation as follows:

Cost of revenue	$646	$1,586	$1,529	$4,811
Selling and marketing	2,804	3,446	6,039	8,697
General and administrative	7,004	8,753	14,673	18,440
Technology and content	3,518	3,436	7,591	9,160

Total stock-based compensation	$13,972	$17,221	$29,832	$41,108

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,011,404	$853,274
Restricted cash and cash equivalents	21,710	11,093
Accounts and notes receivable, net of allowance of $4,884 and $4,874	313,335	211,430
Prepaid merchant bookings	100,380	39,772
Deferred income taxes, net	5,145	4,867

Prepaid expenses and other current assets	74,410	62,249

Total current assets	1,526,384	1,182,685
Property and equipment, net	149,048	137,144
Long-term investments and other assets	86,723	59,289
Intangible assets, net	1,006,146	1,028,774
Goodwill	5,907,286	5,861,292

TOTAL ASSETS	$8,675,587	$8,269,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, merchant	$779,029	$600,192
Accounts payable, other	153,407	120,545
Deferred merchant bookings	1,018,183	466,474
Deferred revenue	12,798	10,317
Income taxes payable	58,520	30,902

Other current liabilities	194,802	171,695

Total current liabilities	2,216,739	1,400,125
Long-term debt	500,000	500,000
Deferred income taxes, net	369,954	369,297
Other long-term liabilities	90,672	33,716
Minority interest	62,655	61,756

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000,000
Series A shares issued and outstanding: 846 and 846
Common stock $.001 par value	332	328
Authorized shares: 1,600,000,000
Shares issued: 331,592,022 and 328,066,276
Shares outstanding: 279,110,811 and 305,901,048
Class B common stock $.001 par value	26	26
Authorized shares: 400,000,000
Shares issued and outstanding: 25,599,998 and 25,599,998
Additional paid-in capital	5,970,840	5,903,200
Treasury stock — Common stock, at cost	(989,173)	(321,155)
Shares: 52,481,211 and 22,165,228
Retained earnings	437,252	309,912
Accumulated other comprehensive income	16,290	11,979

Total stockholders’ equity	5,435,567	5,904,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,675,587	$8,269,184

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Operating activities:
Net income	$130,912	$118,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,050	22,673
Amortization of intangible assets, non-cash distibution and marketing and stock-based compensation	70,531	110,266
Deferred income taxes	722	(5,595)
Unrealized (gain) loss on derivative instruments, net	4,544	(12,212)
Equity in (income) loss of unconsolidated affiliates	3,554	(586)
Minority interest in income (loss) of consolidated subsidiaries, net	(457)	249
Foreign exchange gain on cash and cash equivalents, net	(4,686)	(13,690)
Other	2,913	479
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(93,517)	(26,514)
Prepaid merchant bookings and prepaid expenses	(70,854)	(51,314)
Accounts payable, other and other current liabilities	118,734	50,854
Accounts payable, merchant	178,076	91,263
Deferred merchant bookings	551,691	418,720
Deferred revenue	2,400	5,503

Net cash provided by operating activities	922,613	708,913

Investing activities:
Capital expenditures	(38,974)	(34,029)
Acquisitions, net of cash acquired	(59,622)	(4,891)
Increase in long-term investments and deposits	(29,594)	(1,632)

Net cash used in investing activities	(128,190)	(40,552)

Financing activities:
Short-term borrowings, net	—	(230,668)
Changes in restricted cash and cash equivalents	(11,614)	(4,479)
Proceeds from exercise of equity awards	34,885	23,938
Excess tax benefit on equity awards	1,608	781
Treasury stock activity	(668,018)	(127,195)
Other, net	393	—

Net cash used in financing activities	(642,746)	(337,623)
Effect of exchange rate changes on cash and cash equivalents	6,453	15,187

Net increase in cash and cash equivalents	158,130	345,925
Cash and cash equivalents at beginning of period	853,274	297,416

Cash and cash equivalents at end of period	$1,011,404	$643,341

Supplemental cash flow information
Cash paid for interest	$19,775	$3,328
Income tax payments, net	5,888	33,055
See accompanying notes.

Notes to Consolidated Financial Statements
June 30, 2007
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
     We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission (“SEC”).
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
     In our consolidated statement of cash flows for the six months ended June 30, 2006, we reclassified net foreign exchange gains and losses on cash of U.S. functional subsidiaries held in foreign currencies from operating cash flows to effect of exchange rate changes on cash and cash equivalents to appropriately reflect foreign currency impacts on cash and cash equivalents for the periods presented.

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
Note 2 – Summary of Significant Accounting Policies
Income Taxes
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, we record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimate of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates in effect for the years in which we expect to realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.
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
     As of January 1, 2007, we had $65.5 million of liabilities for uncertain tax positions, which included $14.0 million of positions that, if recognized, would decrease our provision for income taxes. We recognize interest and penalties related to our liabilities for these positions in income tax expense. As of January 1, 2007, we had approximately $5.4 million accrued for the potential payment of estimated interest and penalties. There were no material changes to these amounts during the six months ended June 30, 2007.
     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to tax examinations by tax authorities for years prior to 1998.

Notes to Consolidated Financial Statements — (Continued)
Certain Risks and Concentrations
     Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud. In particular, we depend on our overall relationships with the major airlines. We also depend on global distribution system partners and third-party service providers for certain fulfillment services, including one third-party service provider for which we accounted for approximately 47% of its total revenue for the year ended December 31, 2006 and approximately 41% of its total revenue for the three months ended March 31, 2007.
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
Note 3 – Debt
Short-term Borrowings
     In July 2005, we entered into a $1.0 billion five-year unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain Expedia subsidiaries. The facility bears interest based on our financial leverage; the interest rate is determined based on market interest rates under the terms of the revolving credit facility agreement.
     The amount of stand-by letters of credit issued under the facility reduces the amount available to us. As of June 30, 2007 and December 31, 2006, there was $52.5 million and $52.0 million of outstanding stand-by letters of credit issued under the facility. As of June 30, 2007 and December 31, 2006, there were no amounts outstanding under the facility.
Long-term Debt
     In August 2006, we privately placed $500.0 million of senior unsecured notes due 2018. In March 2007, we completed an offer to exchange these notes for registered notes having substantially the same financial terms and covenants as the original notes (the unregistered and registered notes collectively, the “Notes”). The Notes bear a fixed rate interest of 7.456% with interest payable semi-annually in February and August of each year. The amount of accrued interest related to the Notes was $14.0 million and $13.4 million as of June 30, 2007 and December 31, 2006. The Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such Notes, at 100% of the principal amount plus accrued interest. We may redeem the Notes in accordance with the terms of the agreement, in whole or in part, at any time at our option.
     The Notes are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 12 — Guarantor and Non-Guarantor Supplemental Financial Information.

Notes to Consolidated Financial Statements — (Continued)
Note 4 – Derivative Instruments
     The fair value of our derivative financial instruments generally represents the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date.
     As a result of the Spin-Off, we assumed certain obligations of IAC related to IAC’s Ask Jeeves Convertible Subordinated Notes (“Ask Jeeves Notes”). As of June 30, 2007 and December 31, 2006, the related derivative liability balance was $13.8 million included in other current liabilities and $15.9 million included in other long-term liabilities on our consolidated balance sheets. During the six months ended June 30, 2007, certain of these notes were converted and we released approximately 0.3 million shares of our common stock from escrow with a fair value of $6.3 million to satisfy the conversion requirements. During the three months ended June 30, 2007 and 2006, we recognized a net loss of $2.9 million and a net gain of $8.0 million related to these Ask Jeeves Notes. During the six months ended June 30, 2007 and 2006, we recognized a net loss of $4.2 million and a net gain of $12.1 million related to these Ask Jeeves Notes.
     As of June 30, 2007, we estimate that we could be required to release from escrow up to 0.5 million shares of our common stock (or pay cash in equal value, in lieu of issuing such shares). The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation to satisfy demands for conversion ceases.
     We enter into cross-currency swaps to hedge against the change in value of certain intercompany loans denominated in currencies other than the lending subsidiaries’ functional currency. These swaps have been designated as cash flow hedges and are re-measured at fair value each reporting period. As of June 30, 2007 and December 31, 2006, the related derivative liability balances were $17.9 million and $13.1 million and were included in other long-term liabilities on our consolidated balance sheets.
Note 5 – Stockholders’ Equity
Share Repurchases
     On July 25, 2007, we filed an amended tender offer pursuant to which we offered to repurchase up to 25,000,000 shares of our common stock in an amended tender offer at a price per share not less than $27.50 and not greater than $30.00. The shares subject to the tender offer represent approximately 9% of the number of shares of common stock outstanding and approximately 8% of the total number of shares of common stock and Class B common stock outstanding as of the announcement date. The tender offer will expire, unless extended, on August 8, 2007.
     During the three months ended March 31, 2007, we completed a tender offer pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share, for a total cost of $660 million plus fees and expenses relating to the tender offer.
Stock-based Awards
     Stock-based compensation expense relates primarily to expense for stock options and restricted stock units (“RSUs”). Since February 2003, we have awarded RSUs as our primary form of employee stock-based compensation. Our stock-based awards generally vest over five years.
     As of June 30, 2007, we had stock-based awards outstanding representing approximately 29 million shares of our common stock consisting of approximately 9 million RSUs and stock options to purchase approximately 20 million common shares with a $16.57 weighted average exercise price and weighted average remaining life of 2.9 years.
     Annual employee RSU grants typically occur during the first quarter of each year. During the six months ended June 30, 2007, we granted 3.2 million RSUs. Net of cancellations, expirations and forfeitures occurring during this period, RSUs increased 2.2 million.

Notes to Consolidated Financial Statements — (Continued)
     For the three and six months ended June 30, 2007, stock-based compensation expense was $14.0 million and $29.8 million, consisting of $11.1 million and $23.2 million in expense primarily related to RSUs and $2.9 million and $6.6 million in stock option expense.
Comprehensive Income
     Comprehensive income was $98.8 million and $97.5 million for the three months ended June 30, 2007 and 2006, and $135.2 million and $120.2 million for the six months ended June 30, 2007 and 2006. The primary differences between net income as reported and comprehensive income were foreign currency translation adjustments and net gains (losses) on cross-currency hedge contracts.
Note 6 – Earnings Per Share
     The following table presents our basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income	$96,136	$95,482	$130,912	$118,817

Net earnings per share available to common stockholders:
Basic	$0.32	$0.28	$0.43	$0.34
Diluted	0.30	0.27	0.41	0.33

Weighted average number of shares outstanding:
Basic	303,035	346,014	305,426	345,896

Dilutive effect of:
Options to purchase common stock	8,909	7,330	8,604	8,643
Warrants to purchase common stock	6,084	3,189	5,541	4,178
Other dilutive securities	2,168	2,557	2,395	3,413

Diluted	320,196	359,090	321,966	362,130

Note 7 – Other Income (Expense)
     The following table presents the components of other, net:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Unrealized gain (loss) on derivative instruments, net	$(3,153)	$7,912	$(4,544)	$12,212
Federal excise tax refunds	12,058	—	12,058	—
Foreign exchange rate gains (losses), net	(285)	1,888	(3,185)	1,532
Equity in income (loss) of unconsolidated affiliates	(2,259)	699	(3,554)	586
Other	(425)	(33)	(334)	(207)

Total	$5,936	$10,466	$441	$14,123

Federal Excise Tax Refunds
     During the second quarter of 2007, we recorded refunds based on notification from the Internal Revenue Service (“IRS”) totaling $14.7 million related to Federal Excise Tax (“FET”) taxes remitted to the IRS but not collected from customers for

Notes to Consolidated Financial Statements — (Continued)
airline ticket sales by one of our subsidiaries in the third quarter of 2001 through the third quarter of 2004, plus accrued interest thereon. We recorded $2.6 million to revenue as that amount relates to taxes remitted on airline ticket sales subsequent to our acquisition of the subsidiary. We recorded $12.1 million to other, net as such amount relates to taxes remitted on airline ticket sales prior to the acquisition and all interest earned on all underlying tax remittances. We have received payment of $13.5 million of the total refund from the IRS in July 2007.
Note 8 – Acquisitions and Other Investments
     During the six months ended June 30, 2007, we acquired all or part of four travel-related companies. The purchase price of these and other acquisition related costs totaled $85.7 million, all of which we paid in cash and recorded $34.2 million in goodwill and $17.6 million of intangible assets with definite lives. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward. The effect of these acquisitions on consolidated net revenue and operating income during the three and six months ended June 30, 2007 was not significant. Based on the 2007 and 2008 financial performance of one of the acquired companies, we are obligated to pay an additional purchase price ranging from $0 to a maximum of approximately $100 million.
     We have also entered into a commitment to provide one of these companies a $10 million revolving operating line of credit and a credit facility for up to $20 million. As of the end of 2008, any amounts due under the credit facility are convertible, at our option, into shares of the company at a premium to the then fair market value. No amounts were drawn against either facility as of June 30, 2007.
Note 9 – Commitments and Contingencies
Lease Commitments
     We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Operating lease obligations expire at various dates with the latest maturity in 2018. In June 2007, we entered into a ten-year lease for approximately 348,000 square feet of office space located in Bellevue, Washington. Cash payments related to this lease begin in November 2008.
     Our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after June 30, 2007 are $12.9 million for the remainder of 2007, $24.9 million for 2008, $22.9 million for 2009, $20.3 million for 2010, $18.9 million for 2011 and $103.3 million for 2012 and thereafter.
Legal Proceedings
     In the ordinary course of business, we are a party to various lawsuits. In the opinion of management, we do not expect these lawsuits to have a material impact on the liquidity, results of operations or financial condition of Expedia. We also evaluate other potential contingent matters, including value-added tax, federal excise tax, transient occupancy or accommodation taxes and similar matters. We do not believe that the aggregate amount of liability that could be reasonably possible with respect to these matters would have a material adverse affect on our financial results.
     Litigation Relating to Hotel Occupancy Taxes. Lawsuits have been filed by thirty-seven cities and counties involving hotel occupancy taxes. In addition, there have been five consumer lawsuits filed relating to taxes and fees. The municipality and consumer lawsuits are in various stages ranging from responding to the complaint to discovery. We continue to defend these lawsuits vigorously. To date, seven of the municipality lawsuits have been dismissed. These dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes in the amount of $18.2 million and $17.5 million at June 30, 2007 and December 31, 2006, respectively. Our reserve is based on our best estimates and the ultimate resolution of these issues may be greater or less than the liabilities recorded.

Notes to Consolidated Financial Statements — (Continued)
Note 10 – Related Party Transactions
Commercial Agreements with IAC
     Since the Spin-Off, we have continued to work with some of IAC’s businesses pursuant to a variety of commercial agreements. These commercial agreements generally include (i) distribution agreements, pursuant to which certain subsidiaries of IAC distribute their respective products and services via arrangements with Expedia, and vice versa, (ii) services agreements, pursuant to which certain subsidiaries of IAC provide Expedia with various services and vice versa and (iii) office space lease agreements. The distribution agreements typically involve the payment of fees, usually on a fixed amount-per-transaction, revenue share or commission basis, from the party seeking distribution of the product or service to the party that is providing the distribution. Net operating expenses related to these transactions were less than $1 million during the six months ended June 30, 2007.
Note 11 – Segment Information
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
     Our North America segment provides a full range of travel services to customers in the United States, Canada and Mexico. This segment operates through a variety of brands including Classic Vacations, Expedia.com, Hotels.com, Hotwire.com and TripAdvisor. Our Europe segment provides travel services primarily through localized Expedia websites in Denmark, France, Germany, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom, as well as localized versions of Hotels.com in various European countries.
     Corporate and Other includes ECT, Expedia Asia Pacific and unallocated corporate functions and expenses. ECT provides travel products and services to corporate customers in North America and Europe. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in the People’s Republic of China, localized Expedia websites in Australia and Japan, as well as localized versions of Hotels.com in various Asian countries. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense in Corporate and Other.

Notes to Consolidated Financial Statements — (Continued)
     The following table presents our segment information for the three and six months ended June 30, 2007 and 2006. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Three months ended June 30, 2007
			Corporate and
	North America	Europe	Other	Total
	(in thousands)
Revenue	$505,379	$145,437	$39,107	$689,923

Operating Income Before Amortization	$226,796	$42,979	$(82,675)	$187,100
Amortization of intangible assets	—	—	(19,503)	(19,503)
Stock-based compensation	—	—	(13,972)	(13,972)

Operating income (loss)	$226,796	$42,979	$(116,150)	$153,625

	Three months ended June 30, 2006
			Corporate and
	North America	Europe	Other	Total
		(in thousands)
Revenue	$455,925	$112,036	$30,497	$598,458

Operating Income Before Amortization	$212,110	$39,826	$(67,713)	$184,223
Amortization of intangible assets	—	—	(30,120)	(30,120)
Stock-based compensation	—	—	(17,221)	(17,221)
Amortization of non-cash distribution and marketing	(627)	—	—	(627)

Operating income (loss)	$211,483	$39,826	$(115,054)	$136,255

	Six months ended June 30, 2007
			Corporate and
	North America	Europe	Other	Total
		(in thousands)
Revenue	$911,780	$255,427	$73,227	$1,240,434

Operating Income Before Amortization	$390,811	$68,625	$(167,946)	$291,490
Amortization of intangible assets	—	—	(40,699)	(40,699)
Stock-based compensation	—	—	(29,832)	(29,832)

Operating income (loss)	$390,811	$68,625	$(238,477)	$220,959

	Six months ended June 30, 2006
			Corporate and
	North America	Europe	Other	Total
		(in thousands)
Revenue	$837,850	$197,304	$57,202	$1,092,356

Operating Income Before Amortization	$359,284	$55,170	$(141,691)	$272,763
Amortization of intangible assets	—	—	(60,291)	(60,291)
Stock-based compensation	—	—	(41,108)	(41,108)
Amortization of non-cash distribution and marketing	(8,867)	—	—	(8,867)

Operating income (loss)	$350,417	$55,170	$(243,090)	$162,497

Notes to Consolidated Financial Statements — (Continued)
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

Notes to Consolidated Financial Statements — (Continued)
Reconciliation of OIBA to Operating Income and Net Income
     The following table presents a reconciliation of OIBA to operating income and net income for the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		(in thousands)
OIBA	$187,100	$184,223	$291,490	$272,763
Amortization of intangible assets	(19,503)	(30,120)	(40,699)	(60,291)
Stock-based compensation	(13,972)	(17,221)	(29,832)	(41,108)
Amortization of non-cash distribution and marketing	—	(627)	—	(8,867)

Operating income	153,625	136,255	220,959	162,497

Interest income (expense), net	650	6,559	(3,257)	8,262
Other, net	5,936	10,466	441	14,123
Provision for income taxes	(64,076)	(56,158)	(87,688)	(65,816)
Minority interest in (income) loss of consolidated subsidiaries, net	1	(1,640)	457	(249)

Net income	$96,136	$95,482	$130,912	$118,817

NOTE 12 — Guarantor and Non-Guarantor Supplemental Financial Information
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

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$630,896	$148,161	$(89,134)	$689,923
Cost of revenue	—	120,640	24,366	(1,360)	143,646

Gross profit	—	510,256	123,795	(87,774)	546,277

Operating expenses:
Selling and marketing	—	249,668	94,080	(87,843)	255,905
General and administrative	—	56,740	18,822	171	75,733
Technology and content	—	32,002	9,611	(102)	41,511
Amortization of intangible assets	—	17,456	2,047	—	19,503

Operating income (loss)	—	154,390	(765)	—	153,625

Other income (expense):
Equity in pre-tax earnings (loss) of consolidated subsidiaries	109,410	(1,616)	—	(107,794)	—
Other, net	(13,431)	19,092	916	9	6,586

Total other income, net	95,979	17,476	916	(107,785)	6,586

Income before income taxes and minority interest	95,979	171,866	151	(107,785)	160,211
Provision for income taxes	156	(61,914)	(2,318)	—	(64,076)
Minority interest in loss of consolidated subsidiaries, net	—	—	1	—	1

Net income (loss)	$96,135	$109,952	$(2,166)	$(107,785)	$96,136

CONDENSED CONSOLIDATED STATEMENT OF INCOME
Three Months Ended June 30, 2006
(in thousands)

		Guarantor	Non-Guarantor		Expedia, Inc.
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$556,742	$105,657	$(63,941)	$598,458
Cost of revenue	—	109,809	19,984	(1,344)	128,449

Gross profit	—	446,933	85,673	(62,597)	470,009

Operating expenses:
Selling and marketing	—	200,527	60,790	(62,651)	198,666
General and administrative	—	59,502	11,497	54	71,053
Technology and content	—	25,995	7,293	—	33,288
Amortization of intangible assets	—	28,133	1,987	—	30,120
Amortization of non-cash distribution and marketing	—	627	—	—	627

Operating income	—	132,149	4,106	—	136,255

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	87,667	4,723	—	(92,390)	—
Other, net	7,437	8,511	1,077	—	17,025

Total other income, net	95,104	13,234	1,077	(92,390)	17,025

Income before income taxes and minority interest	95,104	145,383	5,183	(92,390)	153,280
Provision for income taxes	378	(56,812)	276	—	(56,158)
Minority interest in income of consolidated subsidiaries, net	—	(708)	(932)	—	(1,640)

Net income	$95,482	$87,863	$4,527	$(92,390)	$95,482

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,134,435	$277,441	$(171,442)	$1,240,434
Cost of revenue	—	221,257	46,141	(2,454)	264,944

Gross profit	—	913,178	231,300	(168,988)	975,490

Operating expenses:
Selling and marketing	—	471,795	175,491	(169,113)	478,173
General and administrative	—	116,665	35,045	186	151,896
Technology and content	—	65,083	18,741	(61)	83,763
Amortization of intangible assets	—	36,955	3,744	—	40,699

Operating income (loss)	—	222,680	(1,721)	—	220,959

Other income (expense):
Equity in pre-tax earnings (loss) of consolidated subsidiaries	156,128	(990)	—	(155,138)	—
Other, net	(25,977)	22,962	190	9	(2,816)

Total other income, net	130,151	21,972	190	(155,129)	(2,816)

Income (loss) before income taxes and minority interest	130,151	244,652	(1,531)	(155,129)	218,143
Provision for income taxes	760	(87,166)	(1,282)	—	(87,688)
Minority interest in loss of consolidated subsidiaries, net	—	—	457	—	457

Net income (loss)	$130,911	$157,486	$(2,356)	$(155,129)	$130,912

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,013,543	$208,840	$(130,027)	$1,092,356
Cost of revenue	—	211,839	38,114	(2,190)	247,763

Gross profit	—	801,704	170,726	(127,837)	844,593

Operating expenses:
Selling and marketing	—	402,610	124,973	(127,891)	399,692
General and administrative	—	117,853	26,507	54	144,414
Technology and content	—	53,706	15,126	—	68,832
Amortization of intangible assets	—	56,513	3,778	—	60,291
Amortization of non-cash distribution and marketing	—	8,867	—	—	8,867

Operating income	—	162,155	342	—	162,497

Other income (expense):
Equity in earnings of consolidated subsidiaries	108,119	2,176	—	(110,295)	—
Other, net	9,839	12,248	298	—	22,385

Total other income, net	117,958	14,424	298	(110,295)	22,385

Income before income taxes and minority interest	117,958	176,579	640	(110,295)	184,882
Provision for income taxes	859	(67,434)	759	—	(65,816)
Minority interest in (income) loss of consolidated subsidiaries, net	—	(676)	427	—	(249)

Net income (loss)	$118,817	$108,469	$1,826	$(110,295)	$118,817

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$975	$1,483,194	$326,428	$(284,213)	$1,526,384
Investment in subsidiaries	6,020,547	335,526	—	(6,356,073)	—
Intangible assets, net	—	958,887	47,259	—	1,006,146
Goodwill	—	5,614,890	292,396	—	5,907,286
Other assets, net	5,591	144,496	85,684	—	235,771

TOTAL ASSETS	$6,027,113	$8,536,993	$751,767	$(6,640,286)	$8,675,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$91,546	$2,067,089	$342,317	$(284,213)	$2,216,739
Long-term debt	500,000	—	—	—	500,000
Other liabilities and minority interest	—	445,243	78,038	—	523,281
Stockholders’ equity	5,435,567	6,024,661	331,412	(6,356,073)	5,435,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,027,113	$8,536,993	$751,767	$(6,640,286)	$8,675,587

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$461,397	$916,216	$267,113	$(462,041)	$1,182,685
Investment in subsidiaries	5,951,961	295,989	—	(6,247,950)	—
Intangible assets, net	—	989,668	39,106	—	1,028,774
Goodwill	—	5,593,031	268,261	—	5,861,292
Other assets, net	6,863	137,073	58,412	(5,915)	196,433

TOTAL ASSETS	$6,420,221	$7,931,977	$632,892	$(6,715,906)	$8,269,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$—	$1,598,859	$263,306	$(462,040)	$1,400,125
Long-term debt	500,000	—	—	—	500,000
Other liabilities and minority interest	15,931	378,399	76,354	(5,915)	464,769
Stockholders’ equity	5,904,290	5,954,719	293,232	(6,247,951)	5,904,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,420,221	$7,931,977	$632,892	$(6,715,906)	$8,269,184

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(1,399)	$854,354	$69,658	$922,613

Investing activities:
Other, net	1,399	(70,139)	(59,450)	(128,190)

Net cash provided by (used in) investing activities	1,399	(70,139)	(59,450)	(128,190)

Financing activities:
Treasury stock activity	(668,018)	—	—	(668,018)
Transfers (to) from related parties	664,662	(664,662)	—	—
Other, net	3,356	7,260	14,656	25,272

Net cash provided by (used in) financing activities	—	(657,402)	14,656	(642,746)
Effect of exchange rate changes on cash and cash equivalents	—	5,781	672	6,453

Net increase in cash and cash equivalents	—	132,594	25,536	158,130
Cash and cash equivalents at beginning of period	—	658,540	194,734	853,274

Cash and cash equivalents at end of period	$—	$791,134	$220,270	$1,011,404

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$2,791	$685,955	$20,167	$708,913

Investing activities:
Other, net	(2,791)	(31,852)	(5,909)	(40,552)

Net cash used in investing activities	(2,791)	(31,852)	(5,909)	(40,552)

Financing activities:
Short-term borrowings, net	(230,000)	—	(668)	(230,668)
Transfers (to) from related parties	333,284	(333,284)	—	—
Treasury stock activity	(127,195)	—	—	(127,195)
Other, net	23,911	(13,239)	9,568	20,240

Net cash provided by (used in) financing activities	—	(346,523)	8,900	(337,623)
Effect of exchange rate changes on cash and cash equivalents	—	16,643	(1,456)	15,187

Net increase in cash and cash equivalents	—	324,223	21,702	345,925
Cash and cash equivalents at beginning of period	—	151,523	145,893	297,416

Cash and cash equivalents at end of period	$—	$475,746	$167,595	$643,341

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
     Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.comtm, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations, Expedia® Corporate Travel (“ECT”), eLongtm and TripAdvisor®. In addition, many of these brands have related international points of sale. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Industry Trends
     The travel industry, including offline and online travel agencies, as well as suppliers of travel products and services, has been characterized by rapid and significant change.
     The U.S. airline sector in particular has experienced significant turmoil in recent years, with oil prices hitting all-time highs, the shift of capacity to low-cost carriers (“LCCs”) offering “no frills” flights at discounted prices and the entry and subsequent emergence of several of the largest traditional carriers from the protection of Chapter 11 bankruptcy proceedings.

     The traditional carriers’ need to rationalize high fixed cost structures to better compete in this environment has caused them to consider consolidation opportunities to better share fixed costs and reduce redundant flight routes. These attempts have generally been unsuccessful either due to antitrust concerns or reluctance among target companies to consummate mergers. Carriers have also aggressively pursued cost reductions in every aspect of their operations, including distribution costs. Airlines have successfully pursued distribution cost reductions in a number of ways, including negotiating lower (or in some cases eliminating) travel agent commissions and overrides, increasing direct distribution through their proprietary websites, and reducing payments to global distribution system (“GDS”) intermediaries as contracts with the GDSs expired in mid to late 2006. These GDS reductions, in turn, impacted travel agents as large agencies, including Expedia, have historically received a meaningful portion of their air remuneration from GDS providers.
     Through the end of 2006, the U.S. airline industry enjoyed increasing load factors and rapidly escalating ticket prices. At the same time, the carriers which participate in the Expedia marketplace have been reducing their share of total air seat per mile capacity; while the LCCs, which have increased their relative capacity, have not generally participated in the Expedia marketplace. These trends have impacted our ability to obtain supply in our agency and merchant air businesses, reduced discounts for merchant air tickets and limited supply of merchant air tickets for use in our package travel offerings. As a result of these industry dynamics and reduced economics relating to recently negotiated GDS and airline agreements, our revenue per air ticket has declined significantly since the fourth quarter of 2004, and we anticipate it will continue to decline further in 2007. However, as of June 30, 2007, we have successfully completed agreements with nine of the top ten domestic carriers, which we believe will result in more stabilized economics into 2008.
     Additionally, the U.S. airline industry has recently seen load factors steadying and airfare increases have moderated, which is generally positive for our business. In addition, we have been successful in increasing our selection of content from LCCs, including AirTran Airways, Frontier Airlines, and JetBlue Airways.
     The hotel sector has recently been characterized by robust demand and constrained supply, resulting in increasing occupancy rates and average daily rates (“ADRs”). More recently, hotels have begun to see a leveling in occupancies with ADRs continuing to grow. Industry experts expect demand growth to continue to outstrip supply through at least 2007. While increasing ADRs generally have a positive effect on our merchant hotel operations as our remuneration increases proportionally with the room price, higher ADRs can impact underlying demand, and the higher occupancies which accompany robust ADRs can restrict our ability to obtain merchant hotel room allocation, particularly in high occupancy destinations popular with our travel base, including our three largest markets in Las Vegas, New York and Orlando. Higher occupancy levels also has historically tended to drive lower margins as hotel room suppliers have less need for third-party intermediaries to generate demand.
     Increased usage and familiarity with the internet has driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2006 29% of worldwide leisure, unmanaged and corporate travel expenditures occurred online, with 49% in the United States, compared with 22% of European travel and 12% in the Asia Pacific region. These penetration rates have increased considerably over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future.
     In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services over the last several years, with supplier growth outpacing online growth since 2002, and now accounting for nearly two-thirds of all online travel expenditures in the United States according to PhoCusWright. Going forward, airline supplier site growth is expected to move more in line with overall online air bookings growth, while hotel supplier sites are expected to continue growing faster than online hotel bookings growth.
     Differentiation among the various travel websites has narrowed in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on features other than price.
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
     A discussion of the critical assets that we leverage in achieving our business strategy follows:
     Portfolio of Travel Brands. We seek to appeal to the broadest possible range of travelers and suppliers through our collection of industry-leading brands. We target several different demographics, from the value-conscious traveler through our Hotwire brand to luxury travelers seeking a high-touch, customized vacation package through our Classic Vacations brand. We believe our flagship Expedia brand appeals to the broadest range of travelers, with our extensive product offering ranging from single item bookings of discounted product to complex bundling of higher-end travel packages. Our Hotels.com site and its international versions target travelers with premium content about lodging properties, and generally appeal to travelers with shorter booking windows who prefer to drive to their destinations.
     Technology and Continuous Innovation. Expedia has an established tradition of innovation, from Expedia.com’s inception as a division of Microsoft, to our introduction of more recent innovations such as our ThankYou Rewards Network offered in conjunction with Citigroup, Traveler hotel reviews, Expedia® Fare Alerts and Flight Fare Calendar, Travel Tickertm by Hotwire®, TripAdvisor’s traveler network and ECT’s business intelligence toolset.
     We intend to continue to aggressively innovate on behalf of our travelers and suppliers, including our current efforts to build a scaleable, service-oriented technology platform for our travelers, which will extend across our portfolio of brands. We expect this to result in improved flexibility and allow faster innovation. This transition should allow us to improve our site merchandising, browse and search functionality and add significant personalization features. This transition is occurring in a phased approach, with a portion of our worldwide points of sale migrating to the new platform during 2007.
     For our suppliers, we have developed proprietary technology that streamlines the interaction between some of our websites and hotel central reservation systems, making it easier for hotels to manage reservations made through our brands. We began offering more streamlined application programming interfaces for our lodging partners in 2007 to enable faster and simpler integration of real-time hotel content.
     Global Reach. In 2006, international gross bookings accounted for approximately 26% of worldwide gross bookings and 28% of revenue. We currently operate over 70 branded points of sale in more than 50 countries across the globe, including Expedia-branded sites in the United States, Australia, Canada, Denmark, France, Germany, Italy, Japan, the Netherlands, Norway, Spain, Sweden and the United Kingdom. Our Hotels.com and TripAdvisor brands also maintain both U.S. points of sale and additional points of sale outside the United States. We also offer Chinese travelers a wide array of products and services through our majority ownership in eLong.
     We intend to continue investing in and growing our existing international points of sale. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce.

     ECT currently conducts operations in the United States, Belgium, Canada, France, Germany, Italy and the United Kingdom. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe we offer a compelling technology solution to businesses seeking to control travel costs and improve their employees’ travel experiences. We intend to continue investing in and expanding the geographic footprint of our ECT business.
     In expanding our global reach, we are leveraging our significant investment in technology, operations, brand building, supplier integration and relationships and other areas since the launch of Expedia.com in 1996. We intend to continue leveraging this investment when launching points of sale in new countries, introducing website features, adding supplier products and services, and adding value-added content for travelers.
     Breadth of Product Offering. We believe we offer a comprehensive array of innovative travel products and services to travelers. We plan to continue improving and growing these offerings, as well as expand them to our worldwide points of sale over time.
     The majority of our revenue comes from transactions involving the booking of hotel reservations and the sale of airline tickets, either as stand-alone products or as part of package transactions. We are working to grow our package business as it results in higher revenue per transaction, and we also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We are also working to increase the mix of revenue from advertising through expansion of our TripAdvisor model, as well as media enhancements across many of our other worldwide points of sale.
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
     Our North America segment provides a full range of travel services to customers in the United States, Canada and Mexico. This segment operates through a variety of brands including Classic Vacations, Expedia.com, Hotels.com, Hotwire.com and TripAdvisor.
     Our Europe segment provides travel services primarily through localized Expedia websites in Denmark, France, Germany, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom, as well as localized versions of Hotels.com in various European countries.
     Corporate and Other includes ECT, Expedia Asia Pacific and unallocated corporate functions and expenses. ECT provides travel products and services to corporate customers in North America and Europe. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in the People’s Republic of China, localized Expedia websites in Australia and Japan, as well as localized versions of Hotels.com in various Asian countries.

Operating Metrics
     Our operating results are affected by certain metrics that represent the selling activities generated by our travel products and services. As travelers have increased their use of the internet to book their travel arrangements, we have seen our gross bookings increase, reflecting the growth in the online travel industry and our business acquisitions. Gross bookings represent the total retail value of transactions booked for both agency and merchant transactions, recorded at the time of booking reflecting the total price due for travel by travelers, including taxes, fees and other charges, and are generally reduced for cancellations and refunds.
Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Gross Bookings
North America	$3,722,859	$3,445,166	8%	$7,281,797	$6,966,804	5%
Europe	1,035,243	751,793	38%	2,066,889	1,531,737	35%
Corporate and Other	466,052	367,805	27%	891,450	714,430	25%

Total gross bookings	$5,224,154	$4,564,764	14%	$10,240,136	$9,212,971	11%

Revenue Margin
North America	13.6%	13.2%		12.5%	12.0%
Europe	14.0%	14.9%		12.4%	12.9%
Corporate and Other	8.4%	8.3%		8.2%	8.0%
Total revenue margin	13.2%	13.1%		12.1%	11.9%
     Gross bookings increased $659.4 million and $1.0 billion, or 14% and 11%, for the three and six months ended June 30, 2007 compared to the same periods in 2006. For the three and six months ended June 30, 2007, North America gross bookings increased 8% and 5% compared to the same periods in 2006. For the three and six months ended June 30, 2007, Europe gross bookings increased 38% and 35% compared to the same periods in 2006.
     Revenue margin, which is defined as revenue as a percentage of gross bookings, increased 10 basis points and 26 basis points for the three and six months ended June 30, 2007 compared to the same periods in 2006. For the three and six months ended June 30, 2007, revenue margin increased 34 basis points and 50 basis points in our North America segment compared to the same periods in 2006. For the three and six months ended June 30, 2007, revenue margin decreased 85 basis points and 52 basis points in our Europe segment compared to the same periods in 2006. The increase in worldwide and North America revenue margin for the three months ended June 30, 2007, as compared to the same period in 2006, was primarily due to an increased mix of advertising and media and car rental revenue, partially offset by the decline in revenue per air ticket and lower merchant hotel raw margin (defined as hotel net revenue as a percentage of hotel gross revenue). The increase in worldwide and North America revenue margin for the six months ended June 30, 2007, as compared to the same period in 2006, was primarily due to an increased mix of advertising and media and car rental revenue as well as a higher merchant hotel raw margin, partially offset by the decline in revenue per air ticket. Europe revenue margin decreased in part due to a 4% and 9% increase in airfares, as our remuneration generally does not vary with the price of air tickets. In addition, for the three months ended June 30, 2007 compared to the same period in the prior year, Europe revenue margin also decreased due to decreased revenue from air booking fees and more competitive hotel pricing.

Results of Operations
Revenue

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
North America	$505,379	$455,925	11%	$911,780	$837,850	9%
Europe	145,437	112,036	30%	255,427	197,304	29%
Corporate and Other	39,107	30,497	28%	73,227	57,202	28%

Total revenue	$689,923	$598,458	15%	$1,240,434	$1,092,356	14%

     Revenue increased for the three and six months ended June 30, 2007, compared to the same periods in 2006, primarily due to increases in worldwide merchant hotel revenue and advertising and media revenue, partially offset by a decline in our North America air revenue.
     Worldwide merchant hotel revenue increased 14% and 15% for the three and six months ended June 30, 2007, compared to the same periods in 2006. The increases were primarily due to a 4% and 8% increase in revenue per room night as well as a 10% and 7% increase in room nights stayed, including rooms delivered as a component of vacation packages. For the three months ended June 30, 2007, revenue per room night increased due to a 5% increase in worldwide ADRs, partially offset by a modest decrease in hotel raw margins. For the six months ended June 30, 2007, revenue per room night increased due to a 7% increase in worldwide ADRs and a modest increase in hotel raw margins.
     Worldwide air revenue decreased 7% and 12% for the three and six months ended June 30, 2007, compared to the same periods in 2006, due to a 19% decrease in revenue per air ticket for both periods partially offset by an increase of 14% and 9% in air tickets sold for those periods. The decrease in revenue per air ticket primarily reflects decreased compensation from air carriers and GDS providers. Packages revenue grew 1% and decreased 1% for the three and six months ended June 30, 2007 compared with the prior year periods.
     The remaining worldwide revenue other than merchant hotel and air discussed above, which includes advertising and media, agency hotel, car rental, destination services, and cruise, increased by 40% and 35% for the three and six months ended June 30, 2007, compared to the same periods in 2006, primarily due to an increase in advertising and media revenue and car rental revenue.
Cost of Revenue and Gross Profit

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$143,646	$128,449	12%	$264,944	$247,763	7%
% of revenue	20.8%	21.5%		21.4%	22.7%

Gross profit	$546,277	$470,009	16%	$975,490	$844,593	15%
% of revenue	79.2%	78.5%		78.6%	77.3%
     Cost of revenue increased for the three and six months ended June 30, 2007, compared to the same periods in 2006, primarily due to higher costs associated with the increase in transaction volumes.
     Gross profit increased for the three and six months ended June 30, 2007, compared to the same periods in 2006, primarily due to increased revenue and an increase in gross margin. Gross margin increased 64 basis points and 132 basis points for these periods primarily due to the same factors contributing to our increased revenue margin, as well as cost savings from our productivity initiatives.

Selling and Marketing

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Selling and marketing	$255,905	$198,666	29%	$478,173	$399,692	20%
% of revenue	37.1%	33.2%		38.5%	36.6%
     Selling and marketing expenses increased, compared to the same periods in 2006, primarily due to increased marketing spend in Europe and increased online marketing efforts across our global points of sale, as well as higher indirect costs.
     We expect absolute amounts spent on selling and marketing to increase in 2007, and we expect selling and marketing to be higher as a percentage of revenue in 2007 as we support our established brands, grow our earlier stage international markets, invest in our global advertising and media business and expand our corporate travel sales and market management teams.
General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
General and administrative	$75,733	$71,053	7%	$151,896	$144,414	5%
% of revenue	11.0%	11.9%		12.2%	13.2%
     General and administrative expense increased, compared to the same periods in 2006, primarily due to higher personnel costs related to expansion of our corporate information technology functions and our European businesses. We expect general and administrative expense to increase in absolute dollars but decrease as a percentage of revenue for the full year of 2007 versus 2006.
Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Technology and content	$41,511	$33,288	25%	$83,763	$68,832	22%
% of revenue	6.0%	5.6%		6.8%	6.3%
     Technology and content expense increased in absolute costs and as a percentage of revenue primarily due to increased amortization of capitalized software development costs, a significant amount of which was placed into service beginning in the fourth quarter of 2006 and the first quarter of 2007 and growth in personnel-related expenses in our software development and engineering teams as we increase our level of website innovation.
     Given our historical and ongoing investments in our enterprise data warehouse, new platform, geographic expansion, data centers, redundancy, call center technology, site merchandising, content management, site monitoring, networking, corporate travel, supplier integration and other initiatives, we expect technology and content expense to increase in absolute dollars and as a percentage of revenue for both 2007 and 2008.

Amortization of Intangible Assets

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Amortization of intangible assets	$19,503	$30,120	(35%)	$40,699	$60,291	(32%)
% of revenue	2.8%	5.0%		3.3%	5.5%
     Amortization of intangible assets decreased for the three and six months ended June 30, 2007, compared to the same periods in 2006, due primarily to the completion of amortization related to certain technology and supplier intangible assets over the past year, partially offset by amortization related to new business acquisitions.
Amortization of Non-Cash Distribution and Marketing
     In 2006, we substantially utilized all media time we received from IAC in conjunction with the Spin-Off, with an original value of $17.1 million.
Operating Income

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Operating income	$153,625	$136,255	13%	$220,959	$162,497	36%
% of revenue	22.3%	22.8%		17.8%	14.9%
     Operating income increased for the three and six months ended June 30, 2007, compared to the same periods in 2006, due to an increase in gross profit and a general decrease in operating expenses as a percentage of revenue, including stock-based compensation, amortization of intangibles, and amortization of non-cash distribution and marketing, with the exception of sales and marketing expense and technology and content expense which grew as a percentage of revenue.
Operating Income Before Amortization (“OIBA”)

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
OIBA	$187,100	$184,223	2%	$291,490	$272,763	7%
% of revenue	27.1%	30.8%		23.5%	25.0%
     The increase in OIBA for the three and six months ended June 30, 2007, compared to the same periods in 2006, was primarily due to an increase in gross profit, partially offset by growth in sales and marketing expenses and technology and content expenses as a percentage of revenue.
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
Reconciliation of OIBA to Operating Income and Net Income
     The following table presents a reconciliation of OIBA to operating income and net income for the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
OIBA	$187,100	$184,223	$291,490	$272,763
Amortization of intangible assets	(19,503)	(30,120)	(40,699)	(60,291)
Stock-based compensation	(13,972)	(17,221)	(29,832)	(41,108)
Amortization of non-cash distribution and marketing	—	(627)	—	(8,867)

Operating income	153,625	136,255	220,959	162,497

Interest income (expense), net	650	6,559	(3,257)	8,262
Other, net	5,936	10,466	441	14,123
Provision for income taxes	(64,076)	(56,158)	(87,688)	(65,816)
Minority interest in (income) loss of consolidated subsidiaries, net	1	(1,640)	457	(249)

Net income	$96,136	$95,482	$130,912	$118,817

Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Interest income	$10,552	$7,034	50%	$17,821	$10,635	68%
Interest expense	(9,902)	(475)	1,985%	(21,078)	(2,373)	788%
     Interest income increased for the three and six months ended June 30, 2007, compared to the same periods in 2006, primarily due to higher cash and cash equivalent balances.

     Interest expense increased for the three and six months ended June 30, 2007, compared to the same periods in 2006, due to interest expense related to the $500.0 million senior unsecured notes (the “Notes”) that we issued in August 2006. Interest expense will increase for fiscal 2007 versus 2006, as the Notes will have been outstanding for a full year. In addition, interest expense may increase in the second half of 2007 due to the potential draw on our revolving credit facility to fund the outstanding tender offer.
Other, Net

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Other, net	$5,936	$10,466	(43%)	$441	$14,123	(97%)
     For the three months ended June 30, 2007, other, net primarily includes a gain of $12.1 million related to federal excise tax refunds, partially offset by net losses of $3.2 million from fair value changes in and the settlement of derivative instruments related to the Ask Jeeves Notes and certain stock warrants as well as $2.3 million of losses from unconsolidated equity affiliates. For the six months ended June 30, 2007, other, net primarily includes a gain of $12.1 million relating to federal excise tax refunds, partially offset by net losses of $4.5 million from fair value changes in and the settlement of derivative instruments related to the Ask Jeeves Notes and certain stock warrants, net losses of $3.2 million from the fluctuation of exchange rates on foreign denominated assets and liabilities of U.S. dollar functional currency subsidiaries, as well as $3.6 million of losses from unconsolidated equity affiliates.
     For the three and six months ended June 30, 2006, other, net primarily includes net gains of $7.9 million and $12.2 million from fair value changes in and the settlement of derivative instruments related to the Ask Jeeves Notes and certain stock warrants as well as net gains of $1.9 million and $1.5 million from the fluctuation of exchange rates on foreign denominated assets and liabilities of U.S. dollar functional currency subsidiaries.
Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$(64,076)	$(56,158)	14%	$(87,688)	$(65,816)	33%
Effective tax rate	40.0%	36.6%		40.2%	35.6%
     We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.
     Our effective tax rate was 40.0% and 40.2% for the three and six months ended June 30, 2007, which is higher than the 35% statutory rate primarily due to state income taxes, non-deductible losses related to our derivative liabilities, interest accruals related to uncertain tax positions and a taxable dividend from an equity investment.
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
Financial Position, Liquidity and Capital Resources
     Our principal sources of liquidity are cash flows generated from operations, our cash and cash equivalents balances, which were $1,011.4 million and $853.3 million as of June 30, 2007 and December 31, 2006, and our

$1.0 billion revolving credit facility, of which $947.5 million was available to us as of June 30, 2007 representing the total of the facility less $52.5 million of outstanding stand-by letters of credit.
     On June 19, 2007, we announced our intention to repurchase up to 116,666,665 shares of our common stock in a tender offer at a price per share not less than $27.50 and not greater than $30.00. On July 25, 2007, we filed an amended offer to purchase that reduced the maximum number of shares the Company is offering to purchase to 25,000,000 shares, due to lack of available financing on terms satisfactory to the Company, as a result of current conditions in the credit market. We expect to fund the purchase of shares under the amended tender offer through available borrowing capacity under our existing revolving credit facility and cash on-hand. The 25,000,000 shares subject to the amended tender offer represent approximately 9% of the number of shares of common stock outstanding and approximately 8% of the total number of shares of common stock and Class B common stock outstanding as of the announcement date. The tender offer will expire, unless extended, on August 8, 2007. A modified “Dutch auction” will allow stockholders to indicate how many shares and at what price within our specified range they wish to tender. Based on the number of shares tendered and the prices specified by the tendering stockholders, we will determine the lowest price per share within the range at which the Company can purchase up to 25,000,000 shares of its common stock or such lesser number of shares as are properly tendered. We will not purchase shares below a price stipulated by a stockholder, and in some cases, may actually purchase shares at prices above a stockholder’s indication under the terms of the modified “Dutch auction.” Our directors and executive officers and Liberty Media Corporation have advised the Company that they do not intend to tender any shares in the tender offer.
     Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our suppliers related to these bookings generally within two weeks after completing the transaction for air travel and, for all other merchant bookings, which is primarily our merchant hotel business, after the travelers’ use and subsequent billing from the supplier. Therefore, there is generally a greater time from the receipt of cash from the traveler to the payment to the supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business continues to grow and our business model does not significantly change, we expect that changes in working capital will positively impact operating cash flows. If this business declines relative to our other businesses, or if there are changes to the model which compress the time between receipts of cash from travelers to payments to suppliers, our working capital benefits could be reduced, as was the case to a certain degree in fiscal 2006 as we increased the efficiency of our supplier payment process.
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
     As of June 30, 2007, we had a deficit in our working capital of $690.4 million compared to a deficit of $217.4 million as of December 31, 2006. The increase in deficit is primarily a result of the completion of a tender offer during the three months ended March 31, 2007, partially offset by the generation of working capital from operations.
     We anticipate continued investment in the development and expansion of our operations. These investments include but are not limited to improvements to infrastructure, which include our enterprise data warehouse investment, servers, networking equipment and software, release improvements to our software code and continuing efforts to build a scaleable, service-oriented technology platform that will extend across our portfolio of brands. Portions of our worldwide points of sale are migrating, in a phased approach, to the new platform during 2007. Capital expenditures are expected to increase up to 10% in fiscal 2007. Our future capital requirements may include capital needs for acquisitions or expenditures in support of our business strategy. In the event we have acquisitions, this may reduce our cash balance and increase our debt. Legal risks and challenges to our business strategy may also negatively affect our cash balance.
     Our cash flows are as follows:

	Six months ended June 30,
	2007	2006	$ Change
	(in thousands)
Cash provided by (used in):
Operating activities	$922,613	$708,913	$213,700
Investing activities	(128,190)	(40,552)	(87,638)
Financing activities	(642,746)	(337,623)	(305,123)
Effect of foreign exchange rate changes on cash and cash equivalents	6,453	15,187	(8,734)
     For the six months ended June 30, 2007, net cash provided by operating activities increased by $213.7 million primarily due to an increase in changes in operating assets and liabilities, an increase in cash flows from operating income as well as a decrease in tax payments, partially offset by an increase in interest payments in the current period. We made tax payments of $5.9 million, a decrease of $27.2 million over the prior year period, increasing cash provided by operations due primarily to timing differences in tax payments.
     Cash used in investing activities increased by $87.6 million for the six months ended June 30, 2007 primarily due to a $54.7 million increase in cash paid for acquisitions and a $28.0 million increase in long-term investments and deposits mainly related to our 50% investment in a travel company.
     Cash used in financing activities for the six months ended June 30, 2007 primarily included cash paid to acquire shares in first quarter of 2007 tender offer pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share, for a total cost of $660 million plus fees and expenses relating to the tender offer. Cash used in financing activities for the six months ended June 30, 2006 primarily included the $230.0 million repayment of our revolving credit facility as well as $127.2 million of treasury stock activity primarily related to share repurchases.
     Prior to the end of 2007, we expect that, upon exercise of certain options to purchase shares of our common stock, the Company may make certain payments on behalf of the exercising optionee in lieu of issuing shares of the Company that would otherwise have been issued with a value equal to the tax obligations of the optionee associated with such exercise. Based upon our stock price of $29.29 as of June 29, 2007, such payments would be approximately $100 million.
     We reclassified certain foreign exchange effects on our cash balances from operating activities to effect of foreign exchange rate changes for the periods presented. The effect of foreign exchange on our cash balances denominated in foreign currency for the six months ended June 30, 2007 showed a net decrease of $8.7 million from the same period in 2006.
     In addition to the ongoing tender offer, we currently have authorization from our Board of Directors to repurchase up to 20 million outstanding shares of our common stock. There is no fixed termination date for the authorization.
     In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs.
Contractual Obligations and Commercial Commitments
     For a discussion of potential future commitments related to new acquisitions, see Note 8 — Acquisitions and Other Investments in the notes to the consolidated financial statements. In addition, see Note 9 — Commitments and Contingencies for updated future minimum lease commitments. There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31,

2006. Other than our contractual obligations and commercial commitments, including derivatives, we did not have any off-balance sheet arrangements as of June 30, 2007 or December 31, 2006.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
     There have been no material changes in our market risk during the six months ended June 30, 2007. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2006.

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
     There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
     In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The following are developments regarding such legal proceedings:
     Litigation Relating to Hotel Occupancy Tax
     Canales v. Hotels.com. On April 11, 2007, the parties submitted a Joint Status Report to the court asking that the court reset the next status conference until October 2007.
     City of Los Angeles Litigation. On June 11, 2007, a hearing took place on defendants’ demurrers and motion to strike class allegations. The court has not ruled on those motions.
     City of Chicago Litigation. On July 12, 2007, the court issued an order resetting the ruling date on defendants’ motion to dismiss to September 27, 2007.
     City of Rome, Georgia Litigation. On May 10, 2007, the court denied, without prejudice, defendants’ motion for summary judgment based on plaintiffs’ failure to exhaust administrative remedies, but stayed the litigation, concluding that the plaintiffs must exhaust their administrative remedies before continuing to litigate their tax claims.
     Pitt County, North Carolina Litigation. A hearing on defendants’ motion for reconsideration or certification of an interlocutory appeal took place on July 31, 2007. The court has not yet ruled on the motion.
     Orange County, Florida Litigation. On July 17, 2007, the court entered an order granting defendants’ motion to dismiss the County’s Amended Complaint.
     City of Atlanta, Georgia Litigation. On June 22, 2007, the plaintiffs in the Rome, Georgia litigation filed a motion seeking to unseal the appellate record in the City of Atlanta appeal. On July 17, 2007, the Court of Appeals denied the City of Rome’s motion to unseal the record.
     City of Charleston, South Carolina Litigation. On May 14, 2007, the plaintiff filed its first amended complaint. On June 4, 2007, the Defendants filed a motion to dismiss.
     City of San Antonio, Texas Litigation. On May 16 and 17, 2007, the court held a hearing on plaintiffs’ motion for class certification. The court has not ruled on that motion.
     City of Gallup, New Mexico Litigation. On July 6, 2007, the City of Gallup refilled its lawsuit. The deadline to respond to the lawsuit has not yet been established.
     Town of Mt. Pleasant, South Carolina Litigation. On May 14, 2007, the town filed its first amended complaint. On June 4, 2007, the defendants filed a motion to dismiss.
     Cities of Columbus and Dayton, Ohio Litigation. On July 10, 2007, the court entered an ordering transferring the case to the Northern District of Ohio, Western Division. On July 23, 2007, the court ruled that the defendants are not subject to Ohio’s transient guest tax ordinance, adopting the court’s July 26, 2006 order in the Findlay, Ohio lawsuit. The court also granted Columbus/Dayton’s request to withdraw the class action allegations from their lawsuit.
     Cumberland County, North Carolina Litigation. A hearing on defendants’ motion to dismiss took place on July 18, 2007. The court has not yet rendered a decision on that motion.
     Branson, Missouri Litigation. On April 23, 2007, the defendants filed a motion to dismiss the lawsuit.

Part II. Item 1. Legal Proceedings
     Wake County, North Carolina Litigation. A hearing on defendants’ motion to dismiss took place on July 18, 2007. The court has not yet rendered a decision on that motion.
     Buncombe County, North Carolina Litigation. A hearing on defendants’ motions to dismiss took place on July 18, 2007. The court has not yet rendered a decision on that motion.
     Dare County, North Carolina Litigation. A hearing on defendants’ motion to dismiss took place on July 18, 2007. The court has not yet rendered a decision on that motion.
     Myrtle Beach, South Carolina Litigation. On April, 30, 2007, the defendants filed a motion to dismiss. That motion is pending.
     Horry County, South Carolina Litigation. On April 23, 2007, the defendants filed a motion to dismiss. That motion is pending.
     City of Fayetteville, Arkansas Litigation. On June 6, 2007, the court entered an order granting defendants’ request to extend the deadline to file an answer or other responsive pleading. Defendants’ deadline to file their answers or other responsive pleadings is ten days after plaintiffs file their Amended Class Action Complaint, which has not been filed.
     City of Houston, Texas Litigation. On July 5, 2007, the court denied defendants’ special exception requesting the city to replead its complaint, but granted defendants’ special exception that the plaintiff plead the maximum amount of damages claimed.
     The following cases relating to hotel occupancy taxes have been filed in addition to the legal proceedings discussed in the “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007:
     Jefferson City, Missouri Litigation. On June 27, 2007, Jefferson City, Missouri filed a putative class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. Jefferson City v. Hotels.com, L.P., et al., 07AC-CC0055 (Circuit Court of Cole County). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of Missouri’s Merchandising Practices Act, conversion, unjust enrichment, breach of fiduciary duties, constructive trust, and declaratory judgment. The complaint seeks injunctive relief and damages in an unspecified amount. The deadline to respond to the lawsuit has not yet been established.
     City of Oakland, California Litigation. On June 29, 2007, the City of Oakland filed an individual lawsuit in federal court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Oakland v. Hotels.com, L.P., et al., C-07-3432 (United States District Court, Northern District of California). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance. The complaint seeks injunctive relief and damages in an unspecified amount, including punitive damages and restitution. The deadline to respond to the lawsuit has not yet been established.
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
     There was no repurchase activity during the three months ended June 30, 2007.
     On July 25, 2007, we filed an amended tender offer pursuant to which we offered to repurchase up to 25,000,000 shares of our common stock in an amended tender offer at a price per share not less than $27.50 and not greater than $30.00. The shares subject to the tender offer represent approximately 9% of the number of shares of common stock outstanding and approximately 8% of the total number of shares of common stock and Class B common stock outstanding as of the announcement date. The tender offer will expire, unless extended, on August 8, 2007. Based on the number of shares tendered and the prices specified by the tendering stockholders, we will determine the lowest price per share within the range at which the Company can purchase up to 25,000,000 shares of its common stock.
     In addition to the ongoing tender offer, we currently have authorization from our Board of Directors to repurchase up to 20 million outstanding shares of our common stock. There is no fixed termination date for the authorization.

Part II. Item 4. Submission of Matters to a Vote of Security Holders
     On June 6, 2007, the Company’s annual meeting of stockholders (the “Annual Meeting”) was held. Stockholders present in person or by proxy, representing 246,379,652 shares of Expedia common stock (entitled to one vote per share), 25,599,998 shares of Expedia Class B common stock (entitled to ten votes per share) and 469 shares of Expedia Series A preferred stock (entitled to two votes per share), voted on the following matters:
     Proposal 1. Election of Directors—The stockholders elected ten directors of the Company, three of whom were elected by holders of common stock only, and seven of whom were elected by holders of common stock, Class B common stock and Series A preferred stock, voting together as a single class, each to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. In each case, the affirmative vote of a plurality of the total number of votes cast was required to elect each director. Stockholders eligible to vote voted as follows:
     Holders of Expedia Common Stock, voting as a separate class:

	Number of Votes	Number of Votes
	in Favor	Withheld
A. George “Skip” Battle	235,229,424	11,150,228
David Goldhill	235,438,824	10,940,828
Peter M. Kern	235,433,248	10,946,404
     Holders of Expedia Common Stock, Expedia Class B Common Stock and Expedia Series A Preferred Stock, voting together as a single class:

	Number of Votes	Number of Votes
	in Favor	Withheld
Barry Diller	457,542,381	44,838,189
Dara Khosrowshahi	459,590,960	42,789,610
Victor A. Kaufman	456,721,750	45,658,820
Simon J. Breakwell	466,707,978	35,672,592
Jonathan L. Dolgen	491,433,812	10,496,758
William R. Fitzgerald	451,053,462	51,327,108
John C. Malone	446,563,778	55,816,792
     Proposal 2. Approval of the Expedia, Inc. 2005 Stock and Annual Incentive Plan— The holders of Expedia Common Stock, Expedia Class B Common Stock and Expedia Series A Preferred Stock, voting as a single class, also approved the Expedia, Inc. 2005 Stock and Annual Incentive Plan. The affirmative vote of a majority of the total voting power of those shares of Expedia Common Stock, Class B Common Stock and Series A Preferred Stock present in person or represented by proxy at the Annual Meeting, voting together as a single class, was required to approve Proposal 2. Those stockholders eligible to vote voted as follows:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstaining	Number of Broker No Votes
439,866,760	48,155,629	415,187	13,942,994
     Proposal 3. Ratification of Appointment of Independent Registered Public Accounting Firm—The holders of Expedia Common Stock, Expedia Class B Common Stock and Expedia Series A Preferred Stock, voting as a single class, also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007. The affirmative vote of a majority of the total voting power of those shares of Expedia Common Stock, Class B Common Stock and Series A Preferred Stock present in person

Part II. Item 4. Submission of Matters to a Vote of Security Holders
or represented by proxy at the Annual Meeting, voting together as a single class, was required to approve Proposal 3. Those stockholders eligible to vote voted as follows:

Number of Votes in Favor	Number of Votes Against	Number of Votes Abstaining
502,209,828	65,416	105,326

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Description

10.1	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007

10.2	First Amendment to Governance Agreement, dated as of June 19, 2007, among Expedia, Inc., Liberty Media Corporation and Barry Diller (1)

31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Expedia, Inc.’s Current Report on Form 8-K, filed on June 19, 2007 (File Number 000-51447).

Signature
     Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 2, 2007	Expedia, Inc.
	By:	/s/ MICHAEL B. ADLER
Michael B. Adler
Chief Financial Officer