Form 10-Q
period 2007-09-30
Expedia, Inc.
filed 2007-11-08
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑            Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each of the registrant’s classes of common stock as of October 26, 2007 was:

Common stock, $0.001 par value per share	258,901,117 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Expedia, Inc.
Form 10-Q
For the Quarter Ended September 30, 2007
Contents

Part I Financial Information

Item 1 Consolidated Financial Statements
Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)	2
Consolidated Balance Sheets as of September 30, 2007 (unaudited), and December 31, 2006	3
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3 Quantitative and Qualitative Disclosures about Market Risk	33
Item 4 Controls and Procedures	34

Part II Other Information

Item 1 Legal Proceedings	35
Item 1A Risk Factors	37
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6 Exhibits	39

Signature	40
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3

Part I. Item 1. Consolidated Financial Statements
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$759,596	$613,942	$2,000,030	$1,706,298
Cost of revenue (1)	151,053	133,094	415,997	380,857

Gross profit	608,543	480,848	1,584,033	1,325,441

Operating expenses:
Selling and marketing (1)	279,341	215,086	757,514	614,778
General and administrative (1)	83,365	66,156	235,261	210,570
Technology and content (1)	47,452	36,034	131,215	104,866
Amortization of intangible assets	18,613	26,569	59,312	86,860
Impairment of intangible asset	—	47,000	—	47,000
Amortization of non-cash distribution and marketing	—	711	—	9,578

Operating income	179,772	89,292	400,731	251,789

Other income (expense):
Interest income	12,888	9,697	30,709	20,332
Interest expense	(13,940)	(4,857)	(35,018)	(7,230)
Other, net	(13,894)	2,926	(13,453)	17,049

Total other income (expense), net	(14,946)	7,766	(17,762)	30,151

Income before income taxes and minority interest	164,826	97,058	382,969	281,940
Provision for income taxes	(65,542)	(37,707)	(153,230)	(103,523)
Minority interest in (income) loss of consolidated subsidiaries, net	311	(374)	768	(623)

Net income	$99,595	$58,977	$230,507	$177,794

Net earnings per share available to common stockholders:
Basic	$0.34	$0.18	$0.77	$0.52
Diluted	0.32	0.17	0.72	0.50

Shares used in computing earnings per share:
Basic	292,171	330,359	300,959	340,660
Diluted	312,756	341,137	318,848	355,075

(1) Includes stock-based compensation as follows:
Cost of revenue	$550	$1,816	$2,079	$6,627
Selling and marketing	2,729	2,968	8,768	11,665
General and administrative	7,683	7,043	22,356	25,483
Technology and content	3,455	4,612	11,046	13,772

Total stock-based compensation	$14,417	$16,439	$44,249	$57,547

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$836,531	$853,274
Restricted cash and cash equivalents	20,748	11,093
Accounts and notes receivable, net of allowance of $5,226 and $4,874	317,901	211,430
Prepaid merchant bookings	71,986	39,772
Deferred income taxes, net	275	4,867
Prepaid expenses and other current assets	71,279	62,249

Total current assets	1,318,720	1,182,685
Property and equipment, net	152,941	137,144
Long-term investments and other assets	89,006	59,289
Intangible assets, net	988,525	1,028,774
Goodwill	5,912,934	5,861,292

TOTAL ASSETS	$8,462,126	$8,269,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, merchant	$823,351	$600,192
Accounts payable, other	185,868	120,545
Deferred merchant bookings	818,474	466,474
Deferred revenue	13,765	10,317
Income taxes payable	52,522	30,902
Other current liabilities	196,858	171,695

Total current liabilities	2,090,838	1,400,125
Long-term debt	500,000	500,000
Credit facility	500,000	—
Deferred income taxes, net	362,398	369,297
Other long-term liabilities	104,052	33,716
Minority interest	62,590	61,756

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value
Authorized shares: 100,000,000
Series A shares issued and outstanding: 776 and 846	—	—
Common stock $.001 par value
Authorized shares: 1,600,000,000
Shares issued: 332,539,633 and 328,066,276 Shares outstanding: 255,005,709 and 305,901,048	333	328
Class B common stock $.001 par value
Authorized shares: 400,000,000
Shares issued and outstanding: 25,599,998 and 25,599,998	26	26
Additional paid-in capital	5,996,099	5,903,200
Treasury stock — Common stock, at cost Shares: 77,533,924 and 22,165,228	(1,717,922)	(321,155)
Retained earnings	536,847	309,912
Accumulated other comprehensive income	26,865	11,979

Total stockholders’ equity	4,842,248	5,904,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,462,126	$8,269,184

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Operating activities:
Net income	$230,507	$177,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,381	35,834
Amortization of intangible assets, non-cash distribution and marketing and stock-based compensation	103,561	153,985
Deferred income taxes	(3,297)	(31,702)
Unrealized (gain) loss on derivative instruments, net	5,938	(11,609)
Equity in (income) loss of unconsolidated affiliates	3,848	(2,331)
Minority interest in income (loss) of consolidated subsidiaries, net	(768)	623
Impairment of intangible asset	—	47,000
Foreign exchange gain on cash and cash equivalents, net	(18,669)	(23,274)
Other	3,362	785
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts and notes receivable	(94,431)	(39,767)
Prepaid merchant bookings and prepaid expenses	(38,674)	(30,178)
Accounts payable, other and other current liabilities	154,180	103,189
Accounts payable, merchant	221,084	122,307
Deferred merchant bookings	351,969	216,911
Deferred revenue	3,365	4,001

Net cash provided by operating activities	965,356	723,568

Investing activities:
Capital expenditures	(57,620)	(67,580)
Acquisitions, net of cash acquired	(59,622)	(29,830)
Increase in long-term investments and deposits	(29,677)	(1,820)

Net cash used in investing activities	(146,919)	(99,230)

Financing activities:
Credit facility borrowings	650,000	—
Credit facility repayments	(150,000)	(230,649)
Proceeds from issuance of long-term debt, net of issuance costs	—	495,682
Changes in restricted cash and cash equivalents	(10,630)	(2,604)
Proceeds from exercise of equity awards	45,398	29,360
Excess tax benefit on equity awards	2,676	781
Treasury stock activity	(1,396,012)	(295,105)
Other, net	(844)	—

Net cash used in financing activities	(859,412)	(2,535)
Effect of exchange rate changes on cash and cash equivalents	24,232	26,473

Net increase (decrease) in cash and cash equivalents	(16,743)	648,276
Cash and cash equivalents at beginning of period	853,274	297,416

Cash and cash equivalents at end of period	$836,531	$945,692

Supplemental cash flow information
Cash paid for interest	$41,381	$3,796
Income tax payments, net	69,751	63,955
See accompanying notes.

Notes to Consolidated Financial Statements
September 30, 2007
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
Accounting Estimates
     We use estimates and assumptions in the preparation of our interim unaudited consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our interim unaudited consolidated financial statements. These estimates and assumptions also affect the reported amount of net income during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our interim unaudited consolidated financial statements include revenue recognition, recoverability of long-lived and intangible assets and goodwill, income taxes, potential settlements related to occupancy taxes, stock-based compensation and accounting for derivative instruments.
Reclassifications
     We have reclassified prior period financial statements to conform to the current period presentation.
     In our consolidated statement of cash flows for the nine months ended September 30, 2006, we reclassified net foreign exchange gains and losses on cash of U.S. functional subsidiaries held in foreign currencies from operating cash flows to effect of exchange rate changes on cash and cash equivalents to appropriately reflect foreign currency impacts on cash and cash equivalents for the periods presented.

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
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 gives guidance related to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. As a result of the adoption of FIN 48, we recognized an approximately $18.9 million increase in the liability for uncertain tax positions, of which $14.7 million of the increase was accounted for as an increase to the January 1, 2007 balance of goodwill as the underlying tax positions related to business combinations and $4.2 million as a reduction to the January 1, 2007 balance of retained earnings. These amounts do not include the federal tax benefits associated with these positions, which are immaterial.
     As of January 1, 2007, we had $65.5 million of liabilities for uncertain tax positions, $14.0 million of which, if recognized, would decrease our provision for income taxes. We recognize interest and penalties related to our liabilities for uncertain tax positions in income tax expense. As of January 1, 2007 and September 30, 2007, we had approximately $5.4 million and $10.6 million accrued for the potential payment of estimated interest and penalties. For the nine months ended September 30, 2007, we recognized $3.3 million of interest and penalties, net of federal benefit related to our liabilities for uncertain tax positions.

Notes to Consolidated Financial Statements — (Continued)
     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to tax examinations by tax authorities for years prior to 1998.
Certain Risks and Concentrations
     Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud. In particular, we rely on our overall relationships with the major airlines. We also rely on global distribution system partners and third-party service providers for certain fulfillment services, including one third-party service provider for which we accounted for approximately 47% of its total revenue for the year ended December 31, 2006 and approximately 39% of its total revenue for the six months ended June 30, 2007.
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
Note 3 – Intangibles, net
     Our indefinite lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions. As of September 30, 2006, we determined that our indefinite lived trade name intangible asset related to Hotwire was impaired. Accordingly, during the three months ended September 30, 2006, we performed a valuation of that asset, determined that its carrying amount exceeded its fair value and recognized an impairment charge of $47.0 million. We based our measurement of fair value of the trade name intangible asset using the relief-from-royalty method. This method assumes that a trade name has value to the extent that its owner is relieved of the obligation to pay royalties for the benefits received therefrom.
Note 4 – Debt
Credit Facility
     In July 2005, we entered into a $1.0 billion five-year unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain Expedia subsidiaries and expires in August 2010. We had $500.0 million outstanding under the revolving credit facility as of September 30, 2007. No amounts were outstanding under the facility as of December 31, 2006. The facility bears interest based on market interest rates plus a spread, which is determined based on our financial leverage. The interest rate was 6.3125% as of September 30, 2007.
     The amount of stand-by letters of credit issued under the facility reduces the amount available to us. As of September 30, 2007 and December 31, 2006, there was $51.9 million and $52.0 million of outstanding stand-by letters of credit issued under the facility.

Notes to Consolidated Financial Statements — (Continued)
Long-term Debt
     In August 2006, we privately placed $500.0 million of senior unsecured notes due 2018. In March 2007, we completed an offer to exchange these notes for registered notes having substantially the same financial terms and covenants as the original notes (the unregistered and registered notes collectively, the “Notes”). The Notes bear a fixed rate interest of 7.456% with interest payable semi-annually in February and August of each year. The amount of accrued interest related to the Notes was $4.7 million and $13.4 million as of September 30, 2007 and December 31, 2006. The Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such Notes, at 100% of the principal amount plus accrued interest. We may redeem the Notes in accordance with the terms of the agreement, in whole or in part, at any time at our option.
     The Notes are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 13 — Guarantor and Non-Guarantor Supplemental Financial Information.
Note 5 – Derivative Instruments
     The fair value of our derivative financial instruments generally represents the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date.
     As a result of the Spin-Off, we assumed certain obligations of IAC related to IAC’s Ask Jeeves Convertible Subordinated Notes (“Ask Jeeves Notes”). As of September 30, 2007 and December 31, 2006, the related derivative liability balance was $14.8 million included in other current liabilities and $15.9 million included in other long-term liabilities on our consolidated balance sheets. During the nine months ended September 30, 2007, certain of these notes were converted and we released approximately 0.3 million shares of our common stock from escrow with a fair value of $6.6 million to satisfy the conversion requirements. During the three months ended September 30, 2007 and 2006, we recognized a net loss of $1.3 million and $0.6 million related to these Ask Jeeves Notes. During the nine months ended September 30, 2007 and 2006, we recognized a net loss of $5.5 million and a net gain of $11.5 million related to these Ask Jeeves Notes.
     As of September 30, 2007, we estimate that we could be required to release from escrow up to 0.5 million shares of our common stock (or pay cash in equal value, in lieu of issuing such shares). The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation to satisfy demands for conversion ceases.
     We entered into cross-currency swaps to hedge against the change in value of certain intercompany loans denominated in currencies other than the lending subsidiaries’ functional currency. These swaps have been designated as cash flow hedges and are re-measured at fair value each reporting period. As of September 30, 2007 and December 31, 2006, the related derivative liability balances were $21.1 million and $13.1 million and were included in other long-term liabilities on our consolidated balance sheets.
Note 6 – Stockholders’ Equity
Share Repurchases
     During the three months ended September 30, 2007, we completed a tender offer pursuant to which we acquired 25 million tendered shares of our common stock at a purchase price of $29.00 per share, for a total cost of $725.0 million plus fees and expenses relating to the tender offer. We borrowed $500.0 million under our existing credit facility to fund a portion of the purchase price for the shares and used cash on-hand for the remainder of the purchase price and to pay related fees and expenses.

Notes to Consolidated Financial Statements — (Continued)
     During the three months ended March 31, 2007, we completed a tender offer pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share, for a total cost of $660.0 million plus fees and expenses relating to the tender offer. We funded the purchase price for the shares using cash-on hand.
Stock-based Awards
     Stock-based compensation expense relates primarily to expense for stock options and restricted stock units (“RSUs”). Since February 2003, we have awarded RSUs as our primary form of employee stock-based compensation. Our stock-based awards generally vest over five years.
     As of September 30, 2007, we had stock-based awards outstanding representing approximately 28.3 million shares of our common stock consisting of approximately 8.4 million RSUs and stock options to purchase approximately 19.9 million common shares with a weighted average exercise price of $16.66 and weighted average remaining life of 2.6 years.
     Annual employee RSU grants typically occur during the first quarter of each year. During the nine months ended September 30, 2007, we granted 3.6 million RSUs. Net of cancellations, expirations and forfeitures occurring during this period, RSUs increased 2.3 million.
     For the three and nine months ended September 30, 2007, stock-based compensation expense was $14.4 million and $44.2 million, consisting of $11.3 million and $33.6 million in expense primarily related to RSUs and $3.1 million and $10.6 million in stock option expense.
     In October 2007, our Chairman and Senior Executive exercised 9.5 million options for a net delivery of shares of 3.7 million. Following this exercise, 10.4 million options, with a weighted average exercise price of $24.05 and a weighted average remaining life of 4.9 years, remained outstanding.
Comprehensive Income
     Comprehensive income was $110.2 million and $66.0 million for the three months ended September 30, 2007 and 2006, and $245.4 million and $186.2 million for the nine months ended September 30, 2007 and 2006. The primary differences between net income as reported and comprehensive income were foreign currency translation adjustments and net gains (losses) on cross-currency hedge contracts.

Notes to Consolidated Financial Statements — (Continued)
Note 7 – Earnings Per Share
     The following table presents our basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income	$99,595	$58,977	$230,507	$177,794

Net earnings per share available to common stockholders:
Basic	$0.34	$0.18	$0.77	$0.52
Diluted	0.32	0.17	0.72	0.50

Weighted average number of shares outstanding:
Basic	292,171	330,359	300,959	340,660

Dilutive effect of:
Options to purchase common stock	9,264	6,351	8,825	7,879
Warrants to purchase common stock	8,528	2,288	6,537	3,548
Other dilutive securities	2,793	2,139	2,527	2,988

Diluted	312,756	341,137	318,848	355,075

     We have a two class share structure. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Note 8 – Other, net
     The following table presents the components of other, net:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Unrealized gain (loss) on derivative instruments, net	$(1,394)	$(603)	$(5,938)	$11,609
Federal excise tax refunds	—	—	12,058	—
Foreign exchange rate gains (losses), net	(12,265)	1,785	(15,450)	3,317
Equity in income (loss) of unconsolidated affiliates	(294)	1,745	(3,848)	2,331
Other	59	(1)	(275)	(208)

Total	$(13,894)	$2,926	$(13,453)	$17,049

Federal Excise Tax Refunds
     During the second quarter of 2007, we recorded refunds based on notification from the Internal Revenue Service (“IRS”) totaling $14.7 million related to Federal Excise Tax (“FET”) taxes remitted to the IRS but not collected from customers for airline ticket sales by one of our subsidiaries in the third quarter of 2001 through the third quarter of 2004, plus accrued interest thereon. We recorded $2.6 million to revenue as that amount relates to taxes remitted on airline ticket sales

Notes to Consolidated Financial Statements — (Continued)
subsequent to our acquisition of the subsidiary. We recorded $12.1 million to other, net for taxes remitted on airline ticket sales prior to the acquisition and total interest earned on all underlying tax remittances.
Note 9 – Acquisitions and Other Investments
     During the nine months ended September 30, 2007, we acquired all or part of four travel-related companies, one of which is accounted for under the equity method as our ownership interest is 50%. The purchase price of these and other acquisition related costs totaled $85.7 million, all of which we paid in cash. For the three acquisitions, we recorded $34.2 million in goodwill and $17.6 million of intangible assets with definite lives. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward. The effect of these acquisitions on consolidated net revenue and operating income during the three and nine months ended September 30, 2007 was not significant. Based on the annual financial performance of one of the acquired companies during each of 2007 and 2008, we are obligated to pay an additional purchase price ranging from $0 to a maximum of approximately $100 million in total. The potential maximum additional amount may be achieved based on the annual results of 2007 or 2008, or the two periods combined, with funding of amounts based on 2007 performance expected in the first half of 2008 and for 2008 performance expected in the first half of 2009.
     We have also entered into a commitment to provide the equity method investee a $10 million revolving operating line of credit and a credit facility for up to $20 million.  As of the end of 2008, any amounts due under the credit facility are convertible, at our option, into shares of the company at a premium to the then fair market value.  No amounts were drawn against either facility as of September 30, 2007.
Note 10 – Commitments and Contingencies
Lease Commitments
     We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Operating lease obligations expire at various dates with the latest maturity in 2018. In June 2007, we entered into a ten-year lease for approximately 348,000 square feet of office space located in Bellevue, Washington. We expect the term and cash payments related to this lease to begin in November 2008.
     Our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after September 30, 2007 are $7.0 million for the remainder of 2007, $29.0 million for 2008, $28.7 million for 2009, $26.1 million for 2010, $24.8 million for 2011 and $116.7 million for 2012 and thereafter.
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
     Litigation Relating to Hotel Occupancy Taxes.  Lawsuits have been filed by thirty-seven cities and counties involving hotel occupancy taxes. In addition, there have been five consumer lawsuits filed relating to taxes and fees. The municipality and consumer lawsuits are in various stages ranging from responding to the complaint to discovery. We continue to defend these lawsuits vigorously. To date, twelve of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. One dismissal (Pitt County, North Carolina) was based on a finding that the defendants were not subject to the local hotel occupancy tax ordinance. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel

Notes to Consolidated Financial Statements — (Continued)
occupancy taxes in the amount of $18.8 million and $17.5 million at September 30, 2007 and December 31, 2006, respectively. Our reserve is based on our best estimates and the ultimate resolution of these issues may be greater or less than the liabilities recorded.
Note 11 – Related Party Transactions
Commercial Agreements with IAC
     Since the Spin-Off, we have continued to work with some of IAC’s businesses pursuant to a variety of commercial agreements. These commercial agreements generally include (i) distribution agreements, pursuant to which certain subsidiaries of IAC distribute their respective products and services via arrangements with Expedia, and vice versa, (ii) services agreements, pursuant to which certain subsidiaries of IAC provide Expedia with various services and vice versa and (iii) office space lease agreements. The distribution agreements typically involve the payment of fees, usually on a fixed amount-per-transaction, revenue share or commission basis, from the party seeking distribution of the product or service to the party that is providing the distribution. Net operating expenses related to these transactions were less than $4 million during the nine months ended September 30, 2007.
Note 12 – Segment Information
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
     Our North America segment provides a full range of travel services to customers in the United States, Canada and Mexico. This segment operates through a variety of brands including Classic Vacations, Expedia.com, Hotels.com, Hotwire.com and TripAdvisor. Our Europe segment provides travel services primarily through localized Expedia websites in Austria, Denmark, France, Germany, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom, as well as localized versions of Hotels.com in various European countries.
     Corporate and Other includes ECT, Expedia Asia Pacific and unallocated corporate functions and expenses. ECT provides travel products and services to corporate customers in North America and Europe. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in the People’s Republic of China, localized Expedia websites in Australia, Japan and New Zealand, as well as localized versions of Hotels.com in various Asian countries. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense in Corporate and Other.

Notes to Consolidated Financial Statements — (Continued)
     The following table presents our segment information for the three and nine months ended September 30, 2007 and 2006. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Three months ended September 30, 2007
			Corporate and
	North America	Europe	Other	Total
	(in thousands)
Revenue	$534,453	$182,899	$42,244	$759,596

Operating Income Before Amortization	$238,555	$68,472	$(94,225)	$212,802
Amortization of intangible assets	—	—	(18,613)	(18,613)
Stock-based compensation	—	—	(14,417)	(14,417)

Operating income (loss)	$238,555	$68,472	$(127,255)	$179,772

	Three months ended September 30, 2006
			Corporate and
	North America	Europe	Other	Total
	(in thousands)
Revenue	$450,294	$133,780	$29,868	$613,942

Operating Income Before Amortization	$203,932	$47,895	$(71,816)	$180,011
Amortization of intangible assets	—	—	(26,569)	(26,569)
Stock-based compensation	—	—	(16,439)	(16,439)
Amortization of non-cash distribution and marketing	(711)	—	—	(711)
Impairment of intangible asset	—	—	(47,000)	(47,000)

Operating income (loss)	$203,221	$47,895	$(161,824)	$89,292

	Nine months ended September 30, 2007
			Corporate and
	North America	Europe	Other	Total
	(in thousands)
Revenue	$1,446,233	$438,326	$115,471	$2,000,030

Operating Income Before Amortization	$629,366	$137,097	$(262,171)	$504,292
Amortization of intangible assets	—	—	(59,312)	(59,312)
Stock-based compensation	—	—	(44,249)	(44,249)

Operating income (loss)	$629,366	$137,097	$(365,732)	$400,731

	Nine months ended September 30, 2006
			Corporate and
	North America	Europe	Other	Total
	(in thousands)
Revenue	$1,288,144	$331,084	$87,070	$1,706,298

Operating Income Before Amortization	$563,216	$103,065	$(213,507)	$452,774
Amortization of intangible assets	—	—	(86,860)	(86,860)
Stock-based compensation	—	—	(57,547)	(57,547)
Amortization of non-cash distribution and marketing	(9,578)	—	—	(9,578)
Impairment of intangible asset	—	—	(47,000)	(47,000)

Operating income (loss)	$553,638	$103,065	$(404,914)	$251,789

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
     OIBA represents the combined operating results of Expedia, Inc.’s businesses, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of other non-cash expenses that may not be indicative of our core business operations. We believe this measure is useful to investors for the following reasons:
•	It corresponds more closely to the cash operating income generated from our core operations by excluding significant non-cash operating expenses, such as stock-based compensation; and

•	It provides greater insight into management decision making at Expedia, as OIBA is our primary internal metric for evaluating the performance of our business.
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
Reconciliation of OIBA to Operating Income and Net Income
     The following table presents a reconciliation of OIBA to operating income and net income for the three and nine months ended September 30, 2007 and 2006:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
OIBA	$212,802	$180,011	$504,292	$452,774
Amortization of intangible assets	(18,613)	(26,569)	(59,312)	(86,860)
Impairment of intangible asset	—	(47,000)	—	(47,000)
Stock-based compensation	(14,417)	(16,439)	(44,249)	(57,547)
Amortization of non-cash distribution and marketing	—	(711)	—	(9,578)

Operating income	179,772	89,292	400,731	251,789

Interest income (expense), net	(1,052)	4,840	(4,309)	13,102
Other, net	(13,894)	2,926	(13,453)	17,049
Provision for income taxes	(65,542)	(37,707)	(153,230)	(103,523)
Minority interest in (income) loss of consolidated subsidiaries, net	311	(374)	768	(623)

Net income	$99,595	$58,977	$230,507	$177,794

Notes to Consolidated Financial Statements — (Continued)
NOTE 13 — Guarantor and Non-Guarantor Supplemental Financial Information
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

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$698,833	$164,897	$(104,134)	$759,596
Cost of revenue	—	128,794	23,595	(1,336)	151,053

Gross profit	—	570,039	141,302	(102,798)	608,543

Operating expenses:
Selling and marketing	—	283,589	98,587	(102,835)	279,341
General and administrative	—	63,089	20,260	16	83,365
Technology and content	—	37,131	10,300	21	47,452
Amortization of intangible assets	—	16,627	1,986	—	18,613

Operating income	—	169,603	10,169	—	179,772

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	113,269	11,071	—	(124,340)	—
Other, net	(15,250)	(3,611)	3,915	—	(14,946)

Total other income, net	98,019	7,460	3,915	(124,340)	(14,946)

Income before income taxes and minority interest	98,019	177,063	14,084	(124,340)	164,826
Provision for income taxes	1,576	(62,774)	(4,344)	—	(65,542)
Minority interest in loss of consolidated subsidiaries, net	—	—	311	—	311

Net income	$99,595	$114,289	$10,051	$(124,340)	$99,595

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$573,816	$114,450	$(74,324)	$613,942
Cost of revenue	—	114,125	19,815	(846)	133,094

Gross profit	—	459,691	94,635	(73,478)	480,848

Operating expenses:
Selling and marketing	—	213,732	74,647	(73,293)	215,086
General and administrative	—	53,206	13,135	(185)	66,156
Technology and content	—	28,118	7,916	—	36,034
Amortization of intangible assets	—	24,862	1,707	—	26,569
Impairment of intangible asset	—	47,000	—	—	47,000
Amortization of non-cash distribution and marketing	—	711	—	—	711

Operating income (loss)	—	92,062	(2,770)	—	89,292

Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	62,678	(437)	—	(62,241)	—
Other, net	(5,460)	11,488	1,738	—	7,766

Total other income, net	57,218	11,051	1,738	(62,241)	7,766

Income (loss) before income taxes and minority interest	57,218	103,113	(1,032)	(62,241)	97,058
Provision for income taxes	1,759	(39,437)	(29)	—	(37,707)
Minority interest in income of consolidated subsidiaries, net	—	—	(374)	—	(374)

Net income (loss)	$58,977	$63,676	$(1,435)	$(62,241)	$58,977

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,833,268	$442,338	$(275,576)	$2,000,030
Cost of revenue	—	350,051	69,736	(3,790)	415,997

Gross profit	—	1,483,217	372,602	(271,786)	1,584,033

Operating expenses:
Selling and marketing	—	755,384	274,078	(271,948)	757,514
General and administrative	—	179,754	55,305	202	235,261
Technology and content	—	102,214	29,041	(40)	131,215
Amortization of intangible assets	—	53,582	5,730	—	59,312

Operating income	—	392,283	8,448	—	400,731

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	269,397	10,081	—	(279,478)	—
Other, net	(41,226)	19,350	4,105	9	(17,762)

Total other income, net	228,171	29,431	4,105	(279,469)	(17,762)

Income before income taxes and minority interest	228,171	421,714	12,553	(279,469)	382,969
Provision for income taxes	2,336	(149,940)	(5,626)	—	(153,230)
Minority interest in loss of consolidated subsidiaries, net	—	—	768	—	768

Net income	$230,507	$271,774	$7,695	$(279,469)	$230,507

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,587,359	$323,290	$(204,351)	$1,706,298
Cost of revenue	—	325,964	57,929	(3,036)	380,857

Gross profit	—	1,261,395	265,361	(201,315)	1,325,441

Operating expenses:
Selling and marketing	—	616,342	199,620	(201,184)	614,778
General and administrative	—	171,059	39,642	(131)	210,570
Technology and content	—	81,824	23,042	—	104,866
Amortization of intangible assets	—	81,375	5,485	—	86,860
Impairment of intangible asset	—	47,000	—	—	47,000
Amortization of non-cash distribution and marketing	—	9,578	—	—	9,578

Operating income (loss)	—	254,217	(2,428)	—	251,789

Other income (expense):
Equity in earnings of consolidated subsidiaries	170,797	1,739	—	(172,536)	—
Other, net	4,379	23,736	2,036	—	30,151

Total other income, net	175,176	25,475	2,036	(172,536)	30,151

Income (loss) before income taxes and minority interest	175,176	279,692	(392)	(172,536)	281,940
Provision for income taxes	2,618	(106,871)	730	—	(103,523)
Minority interest in (income) loss of consolidated subsidiaries, net	—	(676)	53	—	(623)

Net income	$177,794	$172,145	$391	$(172,536)	$177,794

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Total current assets	$504,684	$1,453,027	$352,657	$(991,648)	$1,318,720
Investment in subsidiaries	6,144,392	383,002	—	(6,527,394)	—
Intangible assets, net	—	942,260	46,265	—	988,525
Goodwill	—	5,612,683	300,251	—	5,912,934
Other assets, net	6,419	152,639	87,825	(4,936)	241,947

TOTAL ASSETS	$6,655,495	$8,543,611	$786,998	$(7,523,978)	$8,462,126

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$813,247	$1,939,868	$329,371	$(991,648)	$2,090,838
Long-term debt	500,000	—	—	—	500,000
Credit facility	500,000	—	—	—	500,000
Other liabilities and minority interest	—	454,218	79,758	(4,936)	529,040
Stockholders’ equity	4,842,248	6,149,525	377,869	(6,527,394)	4,842,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,655,495	$8,543,611	$786,998	$(7,523,978)	$8,462,126

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Total current assets	$461,397	$916,216	$267,113	$(462,041)	$1,182,685
Investment in subsidiaries	5,951,961	295,989	—	(6,247,950)	—
Intangible assets, net	—	989,668	39,106	—	1,028,774
Goodwill	—	5,593,031	268,261	—	5,861,292
Other assets, net	6,863	137,073	58,412	(5,915)	196,433

TOTAL ASSETS	$6,420,221	$7,931,977	$632,892	$(6,715,906)	$8,269,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$—	$1,598,859	$263,306	$(462,040)	$1,400,125
Long-term debt	500,000	—	—	—	500,000
Other liabilities and minority interest	15,931	378,399	76,354	(5,915)	464,769
Stockholders’ equity	5,904,290	5,954,719	293,232	(6,247,951)	5,904,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,420,221	$7,931,977	$632,892	$(6,715,906)	$8,269,184

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2007
(in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(2,399)	$868,235	$99,520	$965,356

Investing activities:
Other, net	2,399	(88,499)	(60,819)	(146,919)

Net cash provided by (used in) investing activities	2,399	(88,499)	(60,819)	(146,919)

Financing activities:
Borrowings on credit facility	650,000	—	—	650,000
Repayments on credit facility	(150,000)	—	—	(150,000)
Treasury stock activity	(1,396,012)	—	—	(1,396,012)
Transfers (to) from related parties	882,359	(882,359)	—	—
Other, net	13,653	10,228	12,719	36,600

Net cash provided by (used in) financing activities	—	(872,131)	12,719	(859,412)
Effect of exchange rate changes on cash and cash equivalents	—	22,828	1,404	24,232

Net increase (decrease) in cash and cash equivalents	—	(69,567)	52,824	(16,743)
Cash and cash equivalents at beginning of period	—	658,540	194,734	853,274

Cash and cash equivalents at end of period	$—	$588,973	$247,558	$836,531

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2006
(in thousands)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(2,522)	$690,668	$35,422	$723,568

Investing activities:
Other, net	2,522	(91,860)	(9,892)	(99,230)

Net cash provided by (used in) investing activities	2,522	(91,860)	(9,892)	(99,230)

Financing activities:
Repayment of short-term borrowings	(230,000)	—	(649)	(230,649)
Proceeds from issuance of long-term debt, net of issuance costs	495,682	—	—	495,682
Treasury stock activity	(295,105)	—	—	(295,105)
Other, net	29,423	(11,501)	9,615	27,537

Net cash provided by (used in) financing activities	—	(11,501)	8,966	(2,535)
Effect of exchange rate changes on cash and cash equivalents	—	26,562	(89)	26,473

Net increase in cash and cash equivalents	—	613,869	34,407	648,276
Cash and cash equivalents at beginning of period	—	151,523	145,893	297,416

Cash and cash equivalents at end of period	$—	$765,392	$180,300	$945,692

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
     The U.S. airline sector in particular is experiencing significant turmoil, with oil prices hitting all-time highs, the shift of capacity to low-cost carriers (“LCCs”) offering “no frills” flights at discounted prices and the entry and subsequent emergence of several of the largest traditional carriers from the protection of Chapter 11 bankruptcy proceedings.

     The traditional carriers’ need to rationalize high fixed cost structures to better compete in this environment has caused them to curtail their domestic capacities, increasing their load factors and enabling them to more easily pass along fare increases. Competitive pressures have also caused them to consider consolidation opportunities to better share fixed costs and reduce redundant flight routes. These attempts have generally been unsuccessful either due to antitrust concerns or reluctance among target companies to consummate mergers.
     In addition, carriers have aggressively pursued cost reductions in every aspect of their operations, including distribution costs. Airlines have successfully pursued distribution cost reductions in a number of ways, including negotiating lower (or, in some cases, eliminating) travel agent commissions and overrides, increasing direct distribution through their proprietary websites, and reducing payments to global distribution system (“GDS”) intermediaries as contracts with the GDSs expired in mid to late 2006. These GDS reductions, in turn, impacted large travel agents, including Expedia, which have historically received a meaningful portion of their air remuneration from GDS providers.
     In the last few years, the U.S. airline industry has enjoyed increasing load factors and rapidly escalating ticket prices. At the same time, the carriers which participate in the Expedia marketplace have been reducing their share of total air seat per mile capacity; while the LCCs, which have increased their relative capacity, have not generally participated in the Expedia marketplace. These trends have impacted our ability to obtain supply in our agency and merchant air businesses, reduced discounts for merchant air tickets and limited supply of merchant air tickets for use in our package travel offerings. As a result of these industry dynamics and reduced economics relating to recently negotiated GDS and airline agreements, our revenue per air ticket has declined significantly since the fourth quarter of 2004. However, as of September 30, 2007, we have successfully completed agreements with nine of the top ten domestic carriers, which we believe will result in more stabilized economics into 2008 as it relates to the non-booking fee portion of our air remuneration.
     In the first half of 2007, U.S. carriers saw steady load factors and moderate airfare increases, which are generally positive developments for our business. In addition, we were successful in increasing our selection of content from LCCs, including AirTran Airways, Frontier Airlines, and JetBlue Airways. More recently, the carriers have had more success in passing along fare increases, and load factors have again been showing marked year-over-year growth. Traditional carriers have indicated a desire to keep capacities fairly flat through 2008.
     The hotel sector has recently been characterized by robust demand and constrained supply, resulting in increasing occupancy rates and average daily rates (“ADRs”). More recently, hotels have begun to see a leveling in occupancies with ADRs continuing to grow. Industry experts expect demand growth to continue to outstrip supply through at least 2007. While increasing ADRs generally have a positive effect on our merchant hotel operations as our remuneration increases proportionally with the room price, higher ADRs can impact underlying demand, and the higher occupancies which accompany robust ADRs can restrict our ability to obtain merchant hotel room allocation, particularly in high occupancy destinations popular with our travel base, including our larger markets in Las Vegas, New York and Orlando. Higher occupancy levels also have historically tended to drive lower margins as hotel room suppliers have less need for third-party intermediaries to generate demand.
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
     Differentiation among the various travel websites has narrowed in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on features other than price. This has also led to aggressive marketing spend by the travel suppliers and intermediaries.
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
     Technology and Continuous Innovation.  Expedia has an established tradition of innovation, from Expedia.com’s inception as a division of Microsoft, to our introduction of more recent innovations such as Hotwire’s Airfare Savings Hub product, Hotels.com’s slider tools for narrowing search results based on desired price, star and hotel ratings and TripAdvisor’s traveler network and Facebook applications.
     We intend to continue to aggressively innovate on behalf of our travelers and suppliers, including our current efforts to build a scaleable, service-oriented technology platform for our travelers, which will extend across our portfolio of brands. We expect this to result in improved flexibility and allow faster innovation. This transition should allow us to improve our site merchandising, browse and search functionality and add significant personalization features. This transition is occurring in a phased approach, with a small portion of our worldwide points of sale migrating to the new platform during 2007.
     For our suppliers, we have developed proprietary technology that streamlines the interaction between some of our websites and hotel central reservation systems, making it easier for hotels to manage reservations made through our brands. We began offering more streamlined application programming interfaces for certain of our lodging partners in 2007 to enable faster and simpler integration of real-time hotel content and intend to continue investing in tools to make supplier integration easier, more seamless and cost effective.
     Global Reach.  Through the nine months ended September 30, 2007, international gross bookings and revenue accounted for approximately 30% of worldwide gross bookings and 31% of worldwide revenue. We currently operate over 70 branded points of sale in more than 50 countries across the globe, including Expedia-branded sites in the United States, Australia, Austria, Canada, Denmark, France, Germany, Italy, Japan, the Netherlands, New

Zealand, Norway, Spain, Sweden and the United Kingdom. Our Hotels.com and TripAdvisor brands also maintain both U.S. points of sale and additional points of sale outside the United States. We also offer Chinese travelers an array of products and services through our majority ownership in eLong.
     We intend to continue investing in and growing our existing international points of sale. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce.
     ECT currently conducts operations in the United States, Belgium, Canada, France, Germany, Italy, Spain and the United Kingdom. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe we offer a compelling technology solution to businesses seeking to control travel costs and improve their employees’ travel experiences. We intend to continue investing in and expanding the geographic footprint of our ECT business.
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
     We record liabilities to address uncertain tax positions we have taken in previously filed tax returns or that we expect to take in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that our tax positions, based on technical merits, will be sustained upon examination. For those positions for which we conclude it is more likely than not it will be sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded. We adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, in the first quarter of 2007. See Note 2 — Summary of Significant Accounting Policies in the notes to the consolidated financial statements for further discussion.
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

     Our Europe segment provides travel services primarily through localized Expedia websites in Austria, Denmark, France, Germany, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom, as well as localized versions of Hotels.com in various European countries.
     Corporate and Other includes ECT, Expedia Asia Pacific and unallocated corporate functions and expenses. ECT provides travel products and services to corporate customers in North America and Europe. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in the People’s Republic of China, localized Expedia websites in Australia, Japan and New Zealand, as well as localized versions of Hotels.com in various Asian countries.
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
Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Gross Bookings
North America	$3,519,108	$3,103,887	13%	$10,800,905	$10,070,691	7%
Europe	1,162,614	792,112	47%	3,229,503	2,323,849	39%
Corporate and Other	465,141	364,956	27%	1,356,591	1,079,386	26%

Total gross bookings	$5,146,863	$4,260,955	21%	$15,386,999	$13,473,926	14%

Revenue Margin
North America	15.2%	14.5%		13.4%	12.8%
Europe	15.7%	16.9%		13.6%	14.2%
Corporate and Other	9.1%	8.2%		8.5%	8.1%
Total revenue margin	14.8%	14.4%		13.0%	12.7%
     Gross bookings increased $885.9 million and $1.9 billion, or 21% and 14%, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. For the three and nine months ended September 30, 2007, North America gross bookings increased 13% and 7% compared to the same periods in 2006. For the three and nine months ended September 30, 2007, Europe gross bookings increased 47% and 39% compared to the same periods in 2006.
     Revenue margin, which is defined as revenue as a percentage of gross bookings, increased 35 basis points and 33 basis points for the three and nine months ended September 30, 2007 compared to the same periods in 2006. For the three and nine months ended September 30, 2007, revenue margin increased 68 basis points and 60 basis points in our North America segment compared to the same periods in 2006. The increase in worldwide and North America revenue margin for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, was primarily due to an increased mix of advertising and media and car rental revenue. The increase for the nine months ended September 30, 2007, as compared to the same period in 2006, was partially offset by the decline in revenue per air ticket. For the three and nine months ended September 30, 2007, revenue margin decreased 116 basis points and 67 basis points in our Europe segment compared to the same periods in 2006. Europe revenue margin decreased in part due to lower revenue from more competitive hotel pricing and lower air booking fees.

Results of Operations
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
North America	$534,453	$450,294	19%	$1,446,233	$1,288,144	12%
Europe	182,899	133,780	37%	438,326	331,084	32%
Corporate and Other	42,244	29,868	41%	115,471	87,070	33%

Total revenue	$759,596	$613,942	24%	$2,000,030	$1,706,298	17%

     Revenue increased for the three and nine months ended September 30, 2007, compared to the same periods in 2006, primarily due to increases in worldwide merchant hotel revenue and advertising and media revenue, partially offset by a decline in our North America air revenue for the nine months ended September 30, 2007.
     Worldwide merchant hotel revenue increased 22% and 18% for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The increases were primarily due to a 16% and 11% increase in room nights stayed, including rooms delivered as a component of vacation packages as well as a 5% and 7% increase in revenue per room night. For the three and nine months ended September 30, 2007, revenue per room night increased due to a 5% and 6% increase in worldwide ADRs, partially offset by a slight decline in hotel raw margin during the three months ended September 30, 2007.
     Worldwide air revenue increased 9% for the three months ended September 30, 2007 due to a 15% increase in air tickets sold, partially offset by a 5% decrease in revenue per air ticket. The decrease in revenue per air ticket primarily reflects reduced air service fees and, to a lesser extent, decreased compensation from air carriers and GDS providers. For the nine months ended September 30, 2007, worldwide air revenue decreased 6%, compared to the same period in 2006, due to a 15% decrease in revenue per air ticket partially offset by an increase of 11% in air tickets sold. The decrease in revenue per air ticket primarily reflects decreased compensation from air carriers and GDS providers.
     Package revenue grew 12% and 4% for the three and nine months ended September 30, 2007 compared with the prior year periods primarily due to higher European package bookings. For the three months ended September 30, 2007, the increase was also due to increased revenue margin on North American package bookings.
     The remaining worldwide revenue other than merchant hotel and air discussed above, which includes advertising and media, agency hotel, car rental, destination services, and cruise, increased by 40% and 37% for the three and nine months ended September 30, 2007, compared to the same periods in 2006, primarily due to an increase in advertising and media revenue and car rental revenue.
Cost of Revenue and Gross Profit

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$151,053	$133,094	13%	$415,997	$380,857	9%
% of revenue	19.9%	21.7%		20.8%	22.3%

Gross profit	$608,543	$480,848	27%	$1,584,033	$1,325,441	20%
% of revenue	80.1%	78.3%		79.2%	77.7%
     Cost of revenue increased for the three and nine months ended September 30, 2007, compared to the same periods in 2006, primarily due to higher costs associated with the increase in transaction volumes.

     Gross profit increased for the three and nine months ended September 30, 2007, compared to the same periods in 2006, primarily due to increased revenue and an increase in gross margin. Gross margin increased 179 basis points and 152 basis points for these periods primarily due to the same factors contributing to our increased revenue margin, as well as cost savings from our various cost of revenue efficiency initiatives.
Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Selling and marketing	$279,341	$215,086	30%	$757,514	$614,778	23%
% of revenue	36.8%	35.0%		37.9%	36.0%
     Selling and marketing expenses increased, compared to the same periods in 2006, primarily due to increased direct online and brand spend across our worldwide points of sale, as well as higher personnel costs.
     We expect absolute amounts spent on selling and marketing to increase in 2007, and we expect selling and marketing to be higher as a percentage of revenue in 2007 as we aggressively support our established brands and geographies, grow our earlier stage international markets, increase our use of brand spend as markets reach scale, invest in our global advertising and media business and expand our corporate travel sales, destination services and market management teams.
General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
General and administrative	$83,365	$66,156	26%	$235,261	$210,570	12%
% of revenue	11.0%	10.8%		11.8%	12.3%
     General and administrative expense increased, compared to the same periods in 2006, primarily due to higher personnel costs related to expansion of our corporate information technology functions, our European businesses and incentive compensation expense. We expect general and administrative expense to increase in absolute dollars but decrease as a percentage of revenue for the full year of 2007 versus 2006.
Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Technology and content	$47,452	$36,034	32%	$131,215	$104,866	25%
% of revenue	6.2%	5.9%		6.6%	6.1%
     Technology and content expense increased in absolute costs and as a percentage of revenue primarily due to growth in personnel-related expenses in our software development and engineering teams as we increase our level of website innovation and increased amortization of capitalized software development costs, a significant amount of which was placed into service beginning in the fourth quarter of 2006 and continuing into 2007.
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

Amortization of Intangible Assets

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Amortization of intangible assets	$18,613	$26,569	(30%)	$59,312	$86,860	(32%)
% of revenue	2.5%	4.3%		3.0%	5.1%
     Amortization of intangible assets decreased for the three and nine months ended September 30, 2007, compared to the same periods in 2006, due primarily to the completion of amortization related to certain technology and supplier intangible assets over the past year, partially offset by amortization related to new business acquisitions.
Impairment of Intangible Asset
     During the three months ended September 30, 2006, we recognized an impairment charge of $47.0 million in relation to Hotwire’s indefinite lived trade name intangible asset. There was no such charge in 2007.
Amortization of Non-Cash Distribution and Marketing
     In 2006, we substantially utilized all media time we received from IAC in conjunction with the Spin-Off, with an original value of $17.1 million.
Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Operating income	$179,772	$89,292	101%	$400,731	$251,789	59%
% of revenue	23.7%	14.5%		20.0%	14.8%
     Operating income increased for the three and nine months ended September 30, 2007, compared to the same periods in 2006, primarily due to an increase in gross profit, the intangible asset impairment in 2006 and a decrease in amortization of intangibles and amortization of non-cash distribution and marketing, offset primarily by growth in sales and marketing expense and technology and content expenses as a percentage of revenue.
Operating Income Before Amortization (“OIBA”)

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
OIBA	$212,802	$180,011	18%	$504,292	$452,774	11%
% of revenue	28.0%	29.3%		25.2%	26.5%
     The increase in OIBA for the three and nine months ended September 30, 2007, compared to the same periods in 2006, was primarily due to an increase in gross profit, partially offset by growth in sales and marketing expenses and technology and content expenses as a percentage of revenue.
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
     OIBA represents the combined operating results of Expedia, Inc.’s businesses, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of other non-cash expenses that may not be indicative of our core business operations. We believe this measure is useful to investors for the following reasons:
•	It corresponds more closely to the cash operating income generated from our core operations by excluding significant non-cash operating expenses, such as stock-based compensation; and

•	It provides greater insight into management decision making at Expedia, as OIBA is our primary internal metric for evaluating the performance of our business.
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
Reconciliation of OIBA to Operating Income and Net Income
     The following table presents a reconciliation of OIBA to operating income and net income for the three and nine months ended September 30, 2007 and 2006:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
OIBA	$212,802	$180,011	$504,292	$452,774
Amortization of intangible assets	(18,613)	(26,569)	(59,312)	(86,860)
Impairment of intangible asset	—	(47,000)	—	(47,000)
Stock-based compensation	(14,417)	(16,439)	(44,249)	(57,547)
Amortization of non-cash distribution and marketing	—	(711)	—	(9,578)

Operating income	179,772	89,292	400,731	251,789

Interest income (expense), net	(1,052)	4,840	(4,309)	13,102
Other, net	(13,894)	2,926	(13,453)	17,049
Provision for income taxes	(65,542)	(37,707)	(153,230)	(103,523)
Minority interest in (income) loss of consolidated subsidiaries, net	311	(374)	768	(623)

Net income	$99,595	$58,977	$230,507	$177,794

Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Interest income	$12,888	$9,697	33%	$30,709	$20,332	51%
Interest expense	(13,940)	(4,857)	187%	(35,018)	(7,230)	384%
     Interest income increased for the three and nine months ended September 30, 2007, compared to the same periods in 2006, primarily due to higher cash and cash equivalent balances.
     Interest expense increased for the three and nine months ended September 30, 2007, compared to the same periods in 2006, primarily due to interest expense related to the $500.0 million senior unsecured notes (the “Notes”)

that we issued in August 2006. In addition, interest expense increased for the three months ended September 30, 2007 due to the $500.0 million draw on our revolving credit facility in August 2007 to fund a portion of the tender offer completed in the third quarter of 2007. Interest expense will increase for 2007 versus 2006 due to interest expense related to the Notes and interest expense from August 2007 forward related to the draw on our credit facility.
Other, Net

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Other, net	$(13,894)	$2,926	(575%)	$(13,453)	$17,049	(179%)
     For the three months ended September 30, 2007, other, net primarily includes net losses of $12.3 million from the fluctuation of exchange rates on foreign denominated assets and liabilities of U.S. dollar functional currency subsidiaries, net losses of $1.4 million from fair value changes in and the settlement of derivative instruments related to the Ask Jeeves Notes and certain stock warrants and $0.3 million of losses from unconsolidated equity affiliates. For the nine months ended September 30, 2007, other, net primarily includes net losses of $15.5 million from the fluctuation of exchange rates on foreign denominated assets and liabilities of U.S. dollar functional currency subsidiaries, net losses of $5.9 million from fair value changes in and the settlement of derivative instruments related to the Ask Jeeves Notes and certain stock warrants, as well as $3.8 million of losses from unconsolidated equity affiliates, partially offset by a gain of $12.1 million relating to federal excise tax refunds.
     For the three and nine months ended September 30, 2006, other, net primarily includes net losses of $0.6 million and net gains of $11.6 million from fair value changes in and the settlement of derivative instruments related to the Ask Jeeves Notes and certain stock warrants as well as net gains of $1.8 million and $3.3 million from the fluctuation of exchange rates on foreign denominated assets and liabilities of U.S. dollar functional currency subsidiaries.
Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$(65,542)	$(37,707)	74%	$(153,230)	$(103,523)	48%
Effective tax rate	39.8%	38.8%		40.0%	36.7%
     We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.
     Our effective tax rate was 39.8% and 40.0% for the three and nine months ended September 30, 2007, which is higher than the 35% statutory rate primarily due to state income taxes, non-deductible losses related to our derivative liabilities and interest accruals related to uncertain tax positions.
     Our effective tax rate was 38.8% and 36.7% for the three and nine months ended September 30, 2006, which is higher than the 35% statutory rate primarily due to state income taxes and the valuation allowance on certain foreign losses, partially offset by non-taxable gains related to our derivative liabilities.
Financial Position, Liquidity and Capital Resources
     Our principal sources of liquidity are cash flows generated from operations, our cash and cash equivalents balances, which were $836.5 million and $853.3 million as of September 30, 2007 and December 31, 2006, and our $1.0 billion revolving credit facility, of which $448.1 million was available to us as of September 30, 2007. This represents the total of the facility less $500.0 million of outstanding borrowings and $51.9 million of outstanding stand-by letters of credit. Outstanding credit facility borrowings bear interest based on our financial leverage; based on our September 30, 2007 financial statements, the interest rate would equate to a base rate plus 62.5 basis points. We may choose (1) the greater of the Prime rate or the Federal Funds Rate plus 50 basis points or (2) various durations of LIBOR as our base rate. The base rate is currently one-month LIBOR of 5.13%, and is due to re-price on November 15, 2007.
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
     As of September 30, 2007, we had a deficit in our working capital of $772.1 million compared to a deficit of $217.4 million as of December 31, 2006. The increase in deficit is primarily a result of the completion of two tender offers during the nine months ended September 30, 2007, partially offset by the generation of working capital from operations.
     We anticipate continued investment in the development and expansion of our operations. These investments include but are not limited to improvements to infrastructure, which include our enterprise data warehouse, servers, networking equipment and software, release improvements to our software code and continuing efforts to build a scaleable, service-oriented technology platform that will extend across our portfolio of brands. A small portion of our worldwide points of sale are migrating, in a phased approach, to the new platform during 2007. Capital expenditures are expected to increase up to 10% in fiscal 2007. Our future capital requirements may include capital needs for acquisitions or expenditures in support of our business strategy. In the event we have acquisitions, this may reduce our cash balance and/or increase our debt. Legal risks and challenges to our business strategy may also negatively affect our cash balance.
     Our cash flows are as follows:

	Nine months ended September 30,
	2007	2006	$ Change
	(in thousands)
Cash provided by (used in):
Operating activities	$965,356	$723,568	$241,788
Investing activities	(146,919)	(99,230)	(47,689)
Financing activities	(859,412)	(2,535)	(856,877)
Effect of foreign exchange rate changes on cash and cash equivalents	24,232	26,473	(2,241)

     For the nine months ended September 30, 2007, net cash provided by operating activities increased by $241.8 million primarily due to an increase in changes in operating assets and liabilities, an increase in cash flows from operating income, partially offset by an increase in interest payments in the current period.
     Cash used in investing activities increased by $47.7 million for the nine months ended September 30, 2007 primarily due to a $29.8 million increase in cash paid for acquisitions and a $27.9 million increase in long-term investments and deposits mainly related to our 50% investment in a travel company.
     Cash used in financing activities for the nine months ended September 30, 2007 primarily included cash paid to acquire shares in the first quarter and third quarter tender offers pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share and 25 million tendered shares of our common stock at $29.00 per share, for a total cost of $1.4 billion plus fees and expenses relating to the tender offers, partially offset by $500 million in net borrowings on the revolving credit facility used to fund a portion of the third quarter tender offer and $45.4 million in proceeds from stock option exercises. Cash used in financing activities for the nine months ended September 30, 2006 primarily included the $230.6 million repayment of our revolving credit facility as well as $295.1 million of treasury stock activity primarily related to share repurchases, partially offset by the net proceeds of $495.7 million from our Notes issued in August 2006.
     In October 2007, our Chairman and Senior Executive exercised options to purchase 9.5 million shares. 2.3 million shares were withheld by the Company to cover the exercise price of $8.59 per share and 3.5 million shares were withheld to cover tax obligations, with a net delivery of 3.7 million shares. We cancelled all withheld shares and made the required tax payments of $121 million in connection with the exercise. These tax payments will be classified as “Financing activities” on our consolidated statement of cash flows for the year ended December 31, 2007.
     We reclassified certain foreign exchange effects on our cash balances from operating activities to effect of foreign exchange rate changes for the periods presented. The effect of foreign exchange on our cash balances denominated in foreign currency for the nine months ended September 30, 2007 showed a net decrease of $2.2 million from the same period in 2006.
     We currently have authorization, for which there is no fixed termination date, from our Board of Directors to repurchase up to 20 million outstanding shares of our common stock; no such repurchases have been made.
     We also have a shelf registration statement filed with the SEC under which Expedia, Inc. may offer from time to time debt securities, guarantees of debt securities, preferred stock, common stock or warrants. The shelf registration statement expires on October 15, 2010.
     In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs.
Contractual Obligations and Commercial Commitments
     For a discussion of potential future commitments related to new acquisitions, see Note 9 — Acquisitions and Other Investments in the notes to the consolidated financial statements. In addition, see Note 10 — Commitments and Contingencies for updated future minimum lease commitments. There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2006. Other than our contractual obligations and commercial commitments, including derivatives, we did not have any off-balance sheet arrangements as of September 30, 2007 or December 31, 2006.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
     There have been no material changes in our market risk during the nine months ended September 30, 2007, with the exception of interest rate risk as discussed below. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2006.
Interest Rate Risk
     In July 2005, we entered into a $1.0 billion revolving credit facility. The revolving credit facility bears interest based on market interest rates plus a spread, which is determined based on our financial leverage. The interest rate was 6.3125% as of September 30, 2007. As a result, we will be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility. As of September 30, 2007, our outstanding borrowing under the revolving credit facility was $500.0 million. No borrowings were outstanding under the revolving credit facility as of December 31, 2006. A hypothetical 10% increase in market interest rates would not have a material effect on our results of operations.
     We did not experience any significant impact from the changes in interest rates for the three months ended September 30, 2007.

Part I. Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chairman and Senior Executive, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chairman and Senior Executive, Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting.
     There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
     In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007. The following are developments regarding such legal proceedings:
     Litigation Relating to Hotel Occupancy Tax
     Expedia Washington. A hearing on plaintiff’s motion for class certification took place on September 28, 2007. The court has not yet ruled on plaintiff’s motion.
     City of Los Angeles Litigation. On July 26, 2007, the court signed an order staying the lawsuit until the cities have exhausted their administrative remedies.
     City of Fairview Heights, Illinois Litigation. On July 12, 2006, the court granted in part and denied in part defendants’ motion to dismiss. Certification discovery is ongoing.
     City of Findlay, Ohio Litigation. On July 26, 2006, the court granted in part and denied in part defendants’ motion to dismiss. Discovery is ongoing.
     City of Chicago, Illinois Litigation. On September 27, 2007, the court issued an order denying defendants’ motion to dismiss.
     City of Rome, Georgia Litigation. On July 17, 2007, the Court of Appeals denied the City of Rome’s motion to unseal the record. On September 12, 2007, plaintiff filed a motion in the City of Atlanta litigation, seeking to intervene in that litigation and asking the court to rescind the protective order agreed to by the parties and approved by the court.
     Pitt County, North Carolina Litigation. A hearing on defendants’ motion for reconsideration or certification of an interlocutory appeal was held on July 31, 2007. On August 13, 2007, the court granted defendants’ motion for reconsideration, dismissing the lawsuit. The court found that the hotel occupancy tax ordinance at issue only applied to “operators of hotels” and because the defendants did not operate hotels, the tax only applied to the room price charged by the hotels themselves.
     Orange County, Florida Litigation. On July 24, 2007, plaintiffs filed a motion for rehearing, or, in the alternative, for a final appealable judgment.
     City of Atlanta, Georgia Litigation. On October 26, 2007, the Georgia Court of Appeals affirmed the trial court’s order dismissing the City of Atlanta’s lawsuit for failure to exhaust its administrative remedies. On November 5, 2007, the City of Atlanta filed a motion for reconsideration of the Court of Appeals decision.
     City of Charleston, South Carolina Litigation. On November 5, 2007, the court denied the defendants’ motion to dismiss.
     City of Gallup, New Mexico Litigation. The defendants answered the complaint on August 27, 2007.
     Town of Mt. Pleasant, South Carolina Litigation. On November 5, 2007, the court denied the defendants’ motion to dismiss.
     Columbus, Georgia Litigation. On October 5, 2007, the plaintiff filed a motion for declaratory judgment and injunctive relief in the Expedia lawsuit. On November 5, 2007, Expedia and Hotels.com removed the lawsuit to federal court.
     City of Orange, Texas Litigation. On September 5, 2007, a federal magistrate issued a Report & Recommendation that the lawsuit be dismissed because the tax ordinance at issue imposes a tax on consideration paid to a hotel or motel, not on the amount that the guest pays to the defendants.
     City of Jacksonville, Florida Litigation. On August 21, 2007, the court granted the defendants’ motion to dismiss based on the plaintiff’s failure to exhaust its administrative remedies.

Part II. Item 1. Legal Proceedings
     Cities of Columbus and Dayton, Ohio Litigation. Defendants answered the amended complaint on August 31, 2007. Discovery is ongoing.
     North Myrtle Beach Litigation. On September 30, 2007, the court denied defendants’ motion to dismiss.
     Louisville/Jefferson County Metro Government, Kentucky Litigation. The defendants answered the plaintiff’s complaint on September 13, 2007.
     Nassau County, New York Litigation. On August 17, 2007, the court granted defendants’ motion dismissing the lawsuit due to the plaintiff’s failure to exhaust its administrative remedies. On September 12, 2007, the plaintiff filed a notice of appeal.
     City of Fayetteville, Arkansas Litigation. Plaintiff filed an amended complaint on July 24, 2007. On August 7, 2007, defendants filed a motion to dismiss. That motion is pending.
     City of Oakland, California Litigation. On September 18, 2007, the defendants filed a motion to dismiss the lawsuit. On November 6, 2007, the court granted the defendant’s motion to dismiss.
     The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.
     Worldspan Litigation. On September 4, 2007, the parties entered into a stipulation to stay the lawsuit until December 10, 2007.

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
     On June 19, 2007, we announced our intention to repurchase up to 116,666,665 shares of our common stock in a tender offer at a price per share not less than $27.50 and not greater than $30.00. On July 25, 2007, we filed an amended tender offer pursuant to which we reduced our offer to repurchase to up to 25,000,000 shares of our common stock at a price per share not less than $27.50 and not greater than $30.00. During the three months ended September 30, 2007, we completed the tender offer pursuant to which we acquired 25,000,003 tendered shares of our common stock at a purchase price of $29.00 per share, for a total cost of $725 million plus fees and expenses relating to the tender offer. The 25,000,003 shares accepted for purchase included the 25,000,000 shares that we had offered to purchase plus three shares, as to which we exercised our right to purchase additional shares in accordance with applicable securities laws.
     We currently have authorization, for which there is no fixed termination date, from our Board of Directors to repurchase up to 20,000,000 outstanding shares of our common stock; no such repurchases have been made.
     A summary of the repurchase activity during the three months ended September 30, 2007 is as follows:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased	Paid Per Share	or Programs	Plans or Programs
July 1-31, 2007	—	$—	—	136,666,665 (1)
August 1-31, 2007	25,000,003	29.00	25,000,003	20,000,000
September 1-30, 2007	—	—	—	20,000,000

Total	25,000,003	—	25,000,003

(1)	Includes (i) 20,000,000 shares subject to repurchase authorization announced on August 10, 2006 and (ii) 116,666,665 shares pursuant to our share repurchase announced on June 19, 2007, which was reduced to 25,000,000 shares on July 25, 2007.

Part II. Item 6. Exhibits
     The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
10.1	Separation Agreement between Paul Onnen and Expedia, Inc., dated August 30, 2007.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

Signature
     Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 7, 2007	Expedia, Inc.
	By:	/s/ MICHAEL B. ADLER
Michael B. Adler
Chief Financial Officer