Form 10-K
period 2007-12-31
Expedia, Inc.
filed 2008-02-22
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common equity held by non-affiliates was $7,474,695,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Outstanding Shares at February 15, 2008
Class	were approximately,

Common stock, $0.001 par value per share	259,997,900 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Documents Incorporated by Reference

Document	Parts Into Which Incorporated

Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (Proxy Statement)	Part III

Expedia, Inc.

Form 10-K
For the Year Ended December 31, 2007

Expedia, Inc.

Form 10-K
For the Year Ended December 31, 2007

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

Management Overview

General Description of our Business

Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. We have created a global travel marketplace used by a broad range of leisure and corporate travelers, offline retail travel agents and travel service providers. We make available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, destination service providers, cruise lines and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on both the TripAdvisor Media Network and on our transaction-based websites.

Our portfolio of brands, which is described below, includes: Expedia.com®, Hotels.com®, Hotwire.comtm, Worldwide Travel Exchange (“WWTE”), Interactive Affiliate Network (“IAN”), Classic Vacations, Expedia® Corporate Travel (“ECT”), eLongtm and TripAdvisor®. In addition, many of these brands have corresponding international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.

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

On August 9, 2005, the Spin-Off was completed and Expedia, Inc. shares began trading on The Nasdaq Stock Market, Inc. (“NASDAQ”) under the symbol “EXPE.” In conjunction with the Spin-Off, we completed the following transactions: (1) transferred to IAC all cash in excess of $100 million, excluding the cash and cash equivalents held by eLong; (2) extinguished all intercompany receivable balances from IAC, which totaled $2.5 billion, by recording a non-cash distribution to IAC; (3) recorded a non-cash contribution from IAC of a joint ownership interest in an airplane, with a value of $17.4 million; (4) recorded a non-cash contribution of media time, with a value of $17.1 million; (5) recorded derivative liabilities for stock warrants and Ask Jeeves Convertible Subordinated Notes (“Ask Jeeves Notes”) with a fair value of $101.6 million; (6) recorded a modification of stock-based compensation awards of $5.4 million; and (7) recapitalized the invested equity balance with common stock, Class B common stock and preferred stock, whereby holders of IAC stock received shares of Expedia stock based on a formula.

Equity Ownership and Voting Control

As of December 31, 2007, there were approximately 259,489,102 shares of Expedia common stock, 25,599,998 shares of Expedia Class B common stock and 751 shares of Expedia preferred stock outstanding. Liberty Media Corporation (“Liberty”), through companies owned by Liberty and companies owned jointly by Liberty and Barry Diller, Chairman and Senior Executive of Expedia, beneficially owned approximately 28% of Expedia’s outstanding common stock and 100% of Expedia’s outstanding Class B common stock. As of such date, Mr. Diller (through his own holdings and holdings of Liberty, over which Mr. Diller generally has voting control pursuant to an irrevocable proxy granted by Liberty under the Stockholders Agreement described below) controlled approximately 60% of the outstanding total voting power of Expedia.

Pursuant to the Stockholders Agreement, dated as of August 9, 2005, as amended between Liberty and Mr. Diller, Mr. Diller is effectively able to control the outcome of nearly all matters submitted to a vote or for the consent of Expedia’s stockholders (other than with respect to the election by the Expedia common stockholders of 25% of the members of Expedia’s Board of Directors and certain matters as to which a separate class vote of the holders of Expedia common stock or Expedia preferred stock is required under Delaware law). In addition, pursuant to the Governance Agreement, dated as of August 9, 2005, among Expedia, Liberty and Mr. Diller, each of Mr. Diller and Liberty generally has the right to consent to certain significant corporate actions in the event that Expedia or any of its subsidiaries incurs any new obligations for borrowed money within the definition of “total debt” set forth in the Governance Agreement for as long as Expedia’s ratio of total debt to EBITDA, as defined therein, equals or exceeds eight to one.

Portfolio of Brands

Expedia leverages its brand portfolio to target the broadest possible range of travelers, travel suppliers and advertisers. Our brands provide a wide selection of travel products and services, from simple, discounted travel to more complex, luxury travel. Our travel offerings primarily consist of airline flights, hotel stays, car rentals, destination services, cruises and package travel, which encompasses multiple travel products. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on both the TripAdvisor Media Network and on our transaction-based websites.

Expedia.com®.  Our Expedia-branded websites make a large variety of travel products and services available directly to travelers through our U.S.-based website, www.expedia.com, as well as through localized versions of the Expedia website in Australia, Austria, Canada, Denmark, France, Germany, Ireland, Italy, Japan, the Netherlands, New Zealand, Norway, Spain, Sweden and the United Kingdom. Expedia-branded websites also serve as the travel channel on MSN.com, Microsoft Corporation’s (“Microsoft”) online services network in the United States, as well as certain international MSN sites. Expedia-branded websites target many different types of travelers, from families booking a summer vacation to individual travelers arranging a quick weekend getaway. Travelers can search for, compare information about (including pricing, availability and traveler reviews) and book travel products and services on Expedia-branded websites, including airline tickets, lodging, car rentals, cruises and many destination services — such as airport transfers, local attractions and tours — from a large number of suppliers, on both a stand-alone and package basis.

Hotels.com®.  Our Hotels.com website makes available nearly 80,000 hotel properties to travelers, who can plan, shop for and book lodging accommodations, from traditional hotels to vacation rentals. Hotels.com seeks to provide travelers with premium content and service through our U.S.-based website, www.hotels.com, as well as through localized versions in the Americas, Europe, Asia Pacific and South Africa. With Hotels.com, we differentiate our offering by positioning the brand as the hotel expert, with premium content about lodging properties.

Hotwire.comtm.  Our discount travel website, Hotwire.com, makes available airline tickets, hotel rooms, rental cars, cruises and vacation packages. Hotwire.com’s approach matches flexible, price-sensitive travelers with suppliers who have excess seats, rooms and cars they wish to fill without affecting the public’s perception of their brands. Hotwire.com travelers may enjoy significant discounts by electing to book travel services “opaquely”, without knowing certain itinerary details such as brand, time of departure and exact hotel location, while suppliers create value from excess inventory without diluting their core brand-loyal traveler base. Recent product innovation allows air travelers to discover available discounts by altering details of their air travel plans such as date of departure or destination airport. Hotwire.com works with many domestic and international airlines, including U.S. full-service major network airlines, top hotels in hundreds of cities and resort destinations in the United States, Europe, Canada, Mexico and the Caribbean and major car rental companies in the United States.

Worldwide Travel Exchange and Interactive Affiliate Network.  Our private label and co-brand programs make travel products and services available to travelers through third-party company-branded websites. The products and services made available through our websites, www.wwte.com and www.ian.com, are substantially similar to those made available on Expedia-branded and Hotels.com-branded websites, respectively. We generally compensate participants in the WWTE® and IANtm private label programs on a revenue-share basis. We also leverage our WWTE and IAN platforms to make Expedia and Hotels.com branded sites available in various international points of sale.

Classic Vacations®.  Classic Vacations offers individually tailored vacations primarily through a national network of third-party retail travel agents. We deliver a full line of premium vacation packages — air, hotels, car rentals, activities and private transportation — to create customized luxury vacations in Hawaii, the Caribbean, Mexico, Costa Rica, Europe, Australia, New Zealand, Fiji and Tahiti. Travel agents and travelers can preview our product offering through our websites, www.classicforagents.com and www.classicvacations.com.

Expedia Local Expert.  Our network of travel desks located at hotels and resorts in Hawaii, Las Vegas, Mexico, Orlando and San Francisco enables travelers to enjoy local tours, attractions and dining, as well as purchase airport transfers and other travel-related services. Our network expanded through our acquisition of Activity World and Activity Hut, destination service providers in Hawaii in 2004 and 2006, and our 2005 acquisition of Premier Getaways in Florida.

Expedia® Corporate Travel.  Our full-service travel management company makes travel products and services available to corporate travelers in the United States, Canada, China and Europe. In 2004, we established ECT — Europe, which includes Egencia and World Travel Management, both of which were acquired in 2004. ECT provides, among other things, centralized booking tools for employees of our corporate travelers, support of negotiated supplier rates and consolidated reporting targeted to the “SME” (Small & Medium size Enterprise) business segment. ECT charges its corporate client companies account management fees, as well as transactional fees for making or changing bookings. In addition, ECT provides on-site agents to some corporate clients in order to more fully support the account.

eLongtm.  Our majority-owned online travel service company, based in Beijing, China, specializes in travel products and services in China. eLong uses web-based distribution technologies and a 24-hour nationwide call center to provide consumers with consolidated travel information and the ability to access hotel reservations at discounted rates at more than 4,700 hotels in over 300 cities across China. eLong also offers air ticketing and other travel related services, such as rental cars. Travelers can access travel products and services through the websites, www.elong.com and www.elong.net.

The TripAdvisor® Media Network.  TripAdvisor.com, our comprehensive online travel search engine and directory, aggregates unbiased articles and traveler opinions on cities, hotels, restaurants and activities in a variety of destinations through www.TripAdvisor.com and localized versions of the site in France, Germany, Ireland, Italy, Spain and the UK. In addition to travel-related information, TripAdvisor’s destination-specific search results provide links to the websites of TripAdvisor’s travel partners (travel service providers and marketers) through which travelers can make related travel arrangements. TripAdvisor has also acquired and now operates a number of travel media content properties within the TripAdvisor Media Network, including bookingbuddy.comtm, cruisecritic.comtm, holidaywatchdog.com, independenttraveler.comtm, seatguru.com®, smartertravel.comtm, travel-library.comtm and travelpod.comtm, expanding the Network’s reach and appeal to advertisers.

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

A discussion of the critical assets that we leverage in achieving our business strategy follows:

Portfolio of Travel Brands.  We seek to appeal to the broadest possible range of travelers and suppliers through our collection of industry-leading brands. We target several different demographics, from the value-conscious traveler through our Hotwire brand to luxury travelers seeking a high-touch, customized vacation package through our Classic Vacations brand. We believe our flagship Expedia brand appeals to the broadest range of travelers, with our extensive product offering ranging from single item bookings of discounted product to complex bundling of higher-end travel packages. Our Hotels.com site and its international versions target travelers with premium content about lodging properties, and generally appeal to travelers with shorter booking windows who prefer to drive to their destinations. Our brands also enable travelers to interact with us how and when they prefer with 24/7 1-800 telesales service, which has become an increasingly important part of the Company’s growth strategy.

We believe our appeal to suppliers is enhanced by our breadth of brands and international points of sale, allowing suppliers to offer the industry’s broadest range of online travelers their product and service offerings. We intend to continue supporting and investing in our brand portfolio and expanding our geographic footprint for the benefit of our travelers, suppliers and advertisers.

Technology and Continuous Innovation.  Expedia has an established tradition of innovation, from Expedia.com’s inception as a division of Microsoft, to our introduction of more recent innovations such as Expedia.com’s TravelAds sponsored search product for hotel advertisers, Hotwire’s Airfare Savings Hub, Hotels.com’s slider tools for improving search results and the TripAdvisor Media Network’s offering of leading travel applications for download on Facebook.com.

We intend to continue to aggressively innovate on behalf of our travelers, suppliers and advertisers, including our current efforts to build a scaleable, service-oriented technology platform for our various websites across our portfolio of brands. We expect this to result in improved flexibility and faster innovation. This transition should allow us to improve our site merchandising, browse and search functionality, improve search engine indexing, and add significant personalization features. This transition is occurring in a phased approach, with a portion of our worldwide points of sale continuing to migrate to the new platform during 2008.

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

Our travelers can now book hotel stays with over 35,000 worldwide merchant hotel properties, of which over 45% are now fully direct-connected. We began offering a more streamlined application programming interface for certain of our lodging partners in 2007 to enable faster and simpler integration of real-time hotel content. We intend to continue investing in tools to make supplier integration easier, seamless and cost effective, including efforts in Europe to add multi-lingual interfaces with easier price and inventory upload features.

We are also improving our data handling capabilities across Expedia with the installation of an enterprise data warehouse, which will allow enhanced segmentation and merchandising on our websites and in our e-mail communications with our travelers.

Global Reach.  We currently operate our points of sale both in the U.S. and internationally. Our Hotels.com and TripAdvisor brands also maintain both U.S. websites and international sites outside the United States. We also offer Chinese travelers an array of products and services through our majority ownership in eLong. In 2007, our European segment gross bookings and revenue accounted for approximately 21% of worldwide gross bookings and 23% of worldwide revenue.

We intend to continue investing in and growing our existing international points of sale. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce. Future launches may occur under our flagship Expedia brand, through one of our other brands, or through acquisition of third-party brands, as in the case of eLong.

Expedia Corporate Travel currently operates in the United States, Belgium, Canada, China, France, Germany, Italy, Spain and the United Kingdom. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe we offer a compelling technology solution to businesses seeking to control travel costs and improve their employees’ travel experiences. We intend to continue investing in and expanding the geographic footprint of our ECT business.

In expanding our global reach, we leverage significant investments in technology, operations, brand building, supplier relationships and other initiatives that we have made since the launch of Expedia.com in 1996. We intend to continue leveraging this investment when launching additional points of sale in new countries, introducing website features, adding supplier products and services, or offering proprietary and user-generated content for travelers.

Expedia’s scale of operations enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. As an example, our traveler review feature — whereby Expedia travelers have created nearly 300,000 qualified reviews of hotel properties — is able to accumulate a larger base of reviews due to the higher base of online traffic that frequents our various websites. In addition, our increasing scale enhances our websites’ appeal to travel and non-travel advertisers.

Breadth of Product Offering.  We believe we offer a comprehensive array of innovative travel products and services to travelers. We plan to continue improving and growing these offerings, as well as expand them to our worldwide points of sale over time.

Most of our revenue comes from transactions involving the booking of hotel reservations and the sale of airline tickets, either as stand-alone products or as part of package transactions. We are working to grow our package business as it results in higher revenue per transaction, and we also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We are also working to increase the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increased advertising revenue from our worldwide websites which have historically been focused on transaction revenue, such as Expedia.com and Hotels.com.

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

Our agency business is comprised of the sale of airline tickets, hotel, cruise and car rental reservations. Airline ticket transactions make up the majority of this business. Although net revenue per transaction is lower compared to the merchant model, due to the high volume of airline tickets sold our agency gross bookings accounted for 58% of total gross bookings for the year ended December 31, 2007.

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

Travel Suppliers.  We strive to deliver value to our travel suppliers through a wide range of innovative, targeted merchandising and promotional strategies designed to increase their revenue, while simultaneously reducing their marketing transaction and customer service costs. Our Partner Services Group consists mainly of strategic account managers and local market managers who work directly with travel suppliers to increase the marketing of their travel products and brands through our points of sale, including participation in our seasonal and event-driven promotions.

In addition, we have developed proprietary, supplier-oriented technology that streamlines the interaction between some of our websites and hotel central reservation systems, making it easier and more cost-effective for hotels to manage reservations made through our brands. Through this “direct connect” technology, hotels can upload information about available products and services and rates directly from their central reservation systems into our websites, as well as automatically confirm hotel reservations made by our travelers. In the absence of direct connect technology, both of these processes are generally completed manually via a proprietary extranet. Our travelers can now book reservations with over 35,000 merchant hotel properties worldwide, of which over 45% are now fully direct-connected.

Distribution Partners.  GDSs, also referred to as computer reservation services, provide a centralized, comprehensive repository of travel suppliers “content” — such as availability and pricing of seats on various airline point-to-point flights, or “segments.” The GDSs act as intermediaries between the travel suppliers and travel agencies, allowing agents to reserve and book flights, rooms or other travel products.

While we historically used Worldspan as our primary GDS, in light of the deregulated GDS environment and our desire to ensure the widest possible supply of air content for our travelers, we diversified our use of GDS providers in 2006 and 2007 by adding distribution agreements with Sabre and Amadeus, who are now our primary segment providers.

Fulfillment Partners.  We outsource certain of our airline ticket fulfillment functions to third-party suppliers. Such functions include the issuance of airline tickets and related customer services.

Marketing and Promotions

Our marketing programs are intended to build and maintain the value of our various brands, drive traffic and conversion through our various brands and businesses, optimize ongoing traveler acquisition costs and strategically position our brands in relation to one another. Our long-term success and profitability depends on our continued ability to maintain and increase the overall number of traveler transactions in a cost-effective manner.

Our marketing channels primarily include offline advertising, online advertising including search engine marketing and optimization, direct and/or personalized traveler communications on our websites as well as through direct e-mail communication with our travelers. In addition, our Expedia-branded websites provide content and services to the travel channel on the MSN.com website in the United States and MSN websites in Canada, France, Germany, Italy, and the United Kingdom. Our marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from our travel suppliers based on our supplier relationships. In addition, we introduced the ThankYou Rewards Network in 2006 and a co-branded credit card with Citigroup in 2007, whereby Expedia travelers can earn ThankYou reward points by purchasing select travel bookings on www.expedia.com, as well as for purchases with their co-branded card.

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

Operations and Technology

We provide 24-hour-a-day, seven-day-a-week traveler support by telephone or via e-mail. For purposes of operational flexibility, we provide this support infrastructure with a combination of outsourced and in-house call centers, which are located in various locations throughout the world, including extensive outsourced operations in the Philippines and El Salvador. We plan to make significant investments in our call center technologies in 2008 and beyond.

Our systems infrastructure and web and database servers are hosted by third-party web hosting suppliers in various locations, mainly in the United States, which provide communication links, as well as 24-hour monitoring and engineering support. The web hosting facilities have their own generators and multiple back-up systems. Significant amounts of our owned computer hardware for operating the websites are also located at these facilities.

We have developed innovative technology to power our global travel marketplace. For example, our Best Fare Search technology essentially deconstructs segment feeds in the US from GDS partners for air flight searches and recommends the best way to re-assemble multi-leg itineraries so that they are less expensive and more flexible for the traveler. We are looking to expand this technology internationally. We are also investing in improving our fare discovery technologies and user interfaces to provide more comprehensive and easier discovery of competitive rates for our travelers.

We are investing in and building a scaleable, service-oriented technology platform for our travelers, which will extend across our portfolio of brands. We plan to significantly invest in this platform in 2008 and beyond. We expect this investment to result in long-term cost savings, improved flexibility and faster go-forward innovation. This transition should also allow us to improve our site merchandising, browse and search functionality, improve search engine indexing, add significant personalization features, and ultimately improve our ability to drive higher return-on-investment in our online and offline advertising efforts. We are also adding a significant upgrade to our data aggregation, mining and segmentation capabilities across Expedia leveraging our enterprise data warehouse.

We are continuing to invest in our re-platforming and enterprise data warehouse initiatives, and we anticipate traveler-facing benefits beginning in late 2008 or early 2009.

Competition

Our brands compete in rapidly evolving and intensely competitive markets. We believe the relatively low percentage of total travel sales transacted online, particularly in international markets, indicates that these markets represent especially large opportunities for Expedia and those of its competitors that wish to expand their brands and businesses abroad.

Our competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services and other companies offering travel search engines including meta-search engines. We face these competitors in local, regional, national and/or international markets. In some cases competitors are offering favorable terms and improved interfaces to suppliers and travelers which make competition increasingly difficult.

We believe that maintaining and enhancing our brands is a critical component of our effort to compete. We differentiate our brands from our competitors primarily based on quality and breadth of travel products, channel features and usability, price or promotional offers, traveler service and quality of travel planning content and advice. The emphasis on one or more of these factors varies, depending on the brand or business and the related target demographic.

Our brands face increasing competition from travel supplier direct websites. In some cases, supplier direct channels offer advantages to travelers, such as long standing loyalty programs, lower transaction fees and better pricing. Our websites feature travel products and services from numerous travel suppliers (as opposed to a single supplier), and allow travelers to combine products and services from multiple providers in one transaction. We face competition from airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites. Our business is generally sensitive to changes in the competitive landscape, including the emergence of new competitors, supplier consolidation or business models.

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

In the first quarter of 2006, we began reporting two segments: North America and Europe. The change from a single reportable segment is a result of the reorganization of our business. We have not reported segment information for the year ended December 31, 2005, as it is not practicable to do so. The segment and geographic information required herein is contained in Note 16 — Segment Information, in the notes to our consolidated financial statements.

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

Employees

As of December 31, 2007, we employed approximately 7,150 full-time and part-time employees, including approximately 1,690 employees of eLong. We believe we have good relationships with our employees, including relationships with employees represented by works councils or other similar organizations.

Part I. Item 1A.	Risk Factors

You should carefully consider each of the following risks and uncertainties associated with our company and the ownership of our securities. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

We operate in an increasingly competitive global environment.

The market for the services we offer is increasingly and intensely competitive. We compete with both established and emerging online and traditional sellers of travel services with respect to each of the services we offer. Some of our competitors, particularly travel suppliers such as airlines and hotels, may offer products and services on more favorable terms, including lower prices, no fees or unique access to proprietary loyalty programs, such as points and miles. Many of these competitors, such as airlines, hotel and rental car companies, have been steadily focusing on increasing online demand on their own websites in lieu of third-party distributors such as Expedia. For instance, some low cost airlines, which are having increasing success in the marketplace, distribute their online inventory exclusively through their own websites. Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as increased or exclusive product availability and their own bonus miles or loyalty points, which could make their offerings more attractive to consumers than offerings like ours. In addition, we face increasing competition from other travel agencies, which in some cases may have favorable offerings for both travelers and suppliers, including pricing, connectivity and supply breadth. We also compete with other travel agencies for both travelers and the acquisition and retention of supply. The introduction of new technologies and the expansion of existing technologies, such as metasearch and other search engine technologies, may increase competitive pressures or lead to changes in our business model. Increased competition has resulted in and may continue to result in reduced margins, as well as loss of travelers, transactions and brand recognition. We cannot assure you that we will be able to compete successfully against current, emerging and future competitors or provide differentiated products and services to our traveler base.

Our business depends on our relationships with travel suppliers.

An important component of our business success depends on our ability to maintain and expand relationships with travel suppliers and GDS partners. Adverse changes in existing relationships, or our inability to enter into new arrangements with these parties on favorable terms, if at all, could reduce the amount, quality and breadth of attractively priced travel products and services that we are able to offer, which could adversely affect our business and financial performance.

Travel suppliers are increasingly seeking to lower their travel distribution costs by promoting direct online bookings through their own websites. In some cases, supplier direct channels offer advantages to consumers, such as “best rate guarantees,” loyalty programs and/or lower transaction fees. In addition, travel suppliers may choose not to make their travel products and services available through our distribution channels. To the extent that consumers continue to increase the percentage of their travel purchases through supplier direct websites and/or if travel suppliers choose not to make their products and services available to us, our business may suffer.

Declines or disruptions in the travel industry could adversely affect our business or financial performance.

Our business and financial performance are affected by the health of the worldwide travel industry. Accordingly, if there is a downturn or weakness in the travel industry it could have a material adverse effect on our business. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline or grow more slowly during economic downturns, including downturns in any of our major markets. Events or weakness specific to the air travel industry that could negatively affect our business include continued fare increases, travel-related strikes or labor unrest, consolidations, bankruptcies or liquidations and further fuel price escalation. Additionally, our business is sensitive to safety concerns, and thus our business has in the past and may in the future decline after incidents of actual or threatened terrorism, during periods of political instability or geopolitical conflict in which travelers become concerned about safety issues, as a result of natural disasters such as hurricanes or earthquakes or when travel might involve health-related risks, such as avian flu. Such concerns could result in a protracted decrease in demand for our travel services. This decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business and financial performance over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as actual or threatened terrorist activity or war, could result in the incurrence of significant additional costs and constrained liquidity if we provide relief to affected travelers by not charging cancellation fees and/or by refunding the price of airline tickets, hotel reservations and other travel products and services.

We rely on the value of our brands, and the costs of maintaining and enhancing our brand awareness are increasing.

We believe continued investment in our brands, including Expedia.com, Hotels.com, Hotwire.com, Classic Vacation, Expedia Corporate Travel, eLong, the TripAdvisor Media Network and Expedia Local Expert, is critical to retain and expand our traveler, supplier and advertiser bases. We have and expect to continue having to spend more to maintain our brands’ value due to a variety of factors. These include increased spending from our competitors, expansion into geographies and products where our brands are less well known, inflation in media pricing including search engine keywords and the continued emergence and relative traffic share growth of search engines and meta search engines as destination sites for travelers. We have spent considerable money and resources to date on the establishment and maintenance of our brands, and we will continue to spend money on, and devote resources to, advertising and marketing, as well as other brand building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective, or as cost-effective as they have been historically. If we are unable to maintain or enhance consumer awareness of our brands and generate demand in a cost-effective manner, it would have a material adverse effect on our business, financial condition and results of operations.

Our business could be negatively affected by changes in search engine algorithms and dynamics.

We increasingly utilize internet search engines, principally through the purchase of travel-related keywords, to generate traffic to our websites. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a significant amount of our business is directed to our own websites through our participation in pay-per-click and display advertising campaigns on internet media properties and search engines whose pricing and operating dynamics can experience rapid change, both technically and competitively. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites or that of our third-party distribution partners, or if competitive dynamics further impact market pricing in a negative manner, our business and financial performance would be adversely affected.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

We depend on the use of sophisticated information technologies and systems, including technology and systems used for reservations, communications, procurement and administration. As our operations grow in both size and scope, we must continuously improve and upgrade our systems and infrastructure to offer an increasing number of travelers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings.

In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. We are currently in the process of migrating portions of our site functionality to a new technology platform to enable us to introduce innovation more rapidly, achieve better search engine optimization and improve our site merchandising capability, among other anticipated benefits. We have experienced some delays with this migration. Delays or difficulties in implementing new or enhanced systems may keep us from achieving the desired results in a timely manner, to the extent anticipated, or at all. Also, we may be unable to devote financial resources to new technologies and systems in the future. If any of these events occur, our business could suffer.

We rely on third-parties for many systems and services.

We rely on third-party service providers for certain fulfillment, processing, development, technology and other services. If these third-parties experience difficulty meeting our requirements or standards, it could damage our reputation or make it difficult for us to provide certain services to our travelers and operate some aspects of our business. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or we were unable to successfully negotiate future contracts with such providers, we could suffer increased costs and delays in our ability to provide similar services until an equivalent service provider could be found or we could develop our technology or operations. In addition, we rely increasingly on outsourced providers of traveler care and information technology services. If we are unsuccessful in choosing high quality partners or we ineffectively manage these partnerships it could have an adverse impact on our operations and financial results.

Over the last several years, we have experienced downward pressure on remuneration from our suppliers.

A substantial portion of our revenue is derived from compensation negotiated with travel suppliers and GDS partners for bookings made through our websites. Over the last several years, air and hotel travel suppliers have generally reduced or in some cases eliminated payments to travel agents and other travel intermediaries. In addition, as our hotel remuneration varies with the room rates paid by travelers (Average Daily Rates, or “ADRs”), to the extent ADRs grow more slowly than anticipated or decline, our revenue for each room sold will generally be proportionately lower. Each year we typically negotiate or renegotiate numerous long-term airline and hotel contracts. No assurances can be given that GDS partners or travel suppliers will not further reduce of eliminate compensation, or attempt to charge travel agencies for content, any of which could reduce our revenue and margins thereby adversely affecting our business and financial performance.

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

In addition, we have experienced a high rate of executive turnover since 2005. Our future success will depend on the performance of our senior management and key employees, many of whom joined Expedia recently. Expedia cannot ensure that it will be able to retain the services of Mr. Diller, Mr. Khosrowshahi or any other member of our senior management or key employees, the loss of whom could seriously harm our business. In addition, competition for well-qualified employees in all aspects of our business, including software engineers and other technology professionals, is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected. We do not maintain any key person life insurance policies.

Our stock price is highly volatile.

The market price of our common stock is highly volatile and could continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	Quarterly variations in our operating results;

•	Operating results that vary from the expectations of securities analysts and investors;

•	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	Reaction to our earnings releases and conference calls, or presentations by executives at investor and industry conferences;

•	Changes in our capital structure;

•	Changes in market valuations of other internet or online service companies;

•	Announcements of technological innovations or new services by us or our competitors;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major supplier participant, such as an airline or hotel chain;

•	Changes in the status of our intellectual property rights;

•	Lack of success in the expansion of our business model geographically;

•	Announcements by third parties of significant claims or proceedings against us or adverse developments in pending proceedings;

•	Additions or departures of key personnel;

•	Rumors or public speculation about any of the above factors; and

•	Market and volume fluctuations in the stock markets in general.

Our international operations involve additional risks and our exposure to these risks will increase as we expand our international operations.

We operate in a number of jurisdictions outside of the United States and intend to continue to expand our international presence. In order to achieve widespread acceptance in the countries and markets we enter, we must continue to tailor our services and business model to the unique circumstances of such countries and markets, including supplier relationships and traveler preferences. Learning the customs and cultures of various countries, particularly with respect to travel patterns and practices, can be difficult, costly and divert management and personnel resources. Our failure to adapt our practices and models effectively to the traveler and supplier preferences of each country into which we expand could slow our international growth.

We expect to continue to face additional risks in international operations. These risks include political instability; threatened or actual acts of terrorism; changes in regulatory requirements;, our ability to comply with additional U.S. laws applicable to U.S. companies operating internationally as well as local laws and regulations; diminished ability to legally enforce our contractual rights; increased risk and limits on our ability to enforce intellectual property rights; possible preferences by local populations for local providers; restrictions on the withdrawal of non-U.S. investment and earnings; currency exchange restrictions; slower adoption of the internet as an advertising, broadcast and commerce medium in those markets as compared to the United States and difficulties in managing staffing and operations due to distance, time zones, language and cultural differences.

Changing laws, rules and regulations and legal uncertainties may adversely affect our business or financial performance.

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing, or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to the internet and online commerce, consumer protection and privacy. Such unfavorable changes could decrease demand for products and services, increase costs and/or subject us to additional liabilities. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce, which may relate to liability for information retrieved from or transmitted over the internet, user privacy, taxation and the quality of products and services. Furthermore, the growth and development of online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on online businesses generally.

Adverse application of tax laws, rules or regulations could have an adverse effect on our businesses and financial performance.

The application of various domestic and international sales, use, occupancy, value-added and other tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable taxing authorities. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the internet and e-commerce. If the tax laws, rules and regulations were amended, if new adverse laws, rules or regulations were adopted, or if current laws are interpreted adversely to our interests, particularly with respect to occupancy or value-added taxes, the results could increase our tax payments (prospectively or retrospectively) and/or subject us to penalties and decrease the demand for our products and services if we pass on such costs to the consumer. As a result these changes could have an adverse affect on our businesses or financial performance. We continue to work with relevant tax authorities and legislators to clarify our obligations under existing, new and emerging laws and regulations. There have been, and will continue to be, substantial ongoing costs associated with complying with, and defending our position in, the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

System interruption and the lack of redundancy in our information systems may harm our businesses.

We rely on computer systems to facilitate and process transactions. We have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent us from efficiently fulfilling orders or providing services to third-parties. Any interruptions, outages or delays in our systems, or deterioration in their performance, could impair our ability to process transactions and decrease our quality of service that we can offer to our travelers. If we were to experience frequent or persistent system failures, our reputation and brands could be harmed.

In addition, we do not have backup systems or contingency plans for certain critical aspects of our operations or business processes, many other systems are not fully redundant and our disaster recovery or business continuity planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions may damage or impact or interrupt computer or communications systems or business processes at any time. Although we have put measures in place to protect certain portions of our facilities and assets, any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services to our travelers and/or third parties for a significant period of time. Remediation may be costly and we may not have adequate insurance to cover such costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.

Intense competition for advertising revenue may adversely affect our ability to achieve or maintain market share and operate profitably.

Expedia, Inc. websites, including in particular the TripAdvisor Media Network, compete for advertising dollars with large internet portal sites, such as American Online, MSN and Yahoo!, that offer listing or other advertising opportunities for travel-related companies. These companies have significantly greater financial, technical, marketing and other resources and large client bases. We also compete with search engines like Google and Yahoo! Search that offer pay-per-click advertising services. In addition, we compete with newspapers, magazines and other traditional media companies that provide offline and online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could results in reduced margins on our advertising services, loss of market share or less use of our sites by travel companies and travelers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected. In addition, the TripAdvisor Media Network is increasingly reliant on natural and paid search traffic from major search engines, whose per unit costs have been increasing.

Mr. Diller currently controls Expedia.  If Mr. Diller ceases to control the company, Liberty Media Corporation may effectively control the company.

Subject to the terms of a Stockholders Agreement between Mr. Diller and Liberty Media Corporation, Mr. Diller holds an irrevocable proxy to vote shares of Expedia stock held by Liberty. Accordingly, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of the Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty could effectively control the voting power of our capital stock. Mr. Diller, through shares he owns beneficially as well as those subject to the irrevocable proxy, controlled approximately 60% of the combined voting power of the outstanding Expedia capital stock as of December 31, 2007.

In addition, under a Governance Agreement among Mr. Diller, Liberty Media Corporation and Expedia, Inc., as amended, each of Mr. Diller and Liberty generally has the right to consent to limited matters in the event that we incur debt such that our ratio of total debt to EBITDA, as defined in the Governance Agreement, equals or exceeds 8:1 over a continuous 12-month period. We cannot assure you that Mr. Diller and Liberty will consent to any such matter at a time when we are highly leveraged, in which case we would not be able to engage in such transactions or take such actions.

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

We may be unable to access capital when necessary or desirable.

The availability of funds depends in large measure on capital markets and liquidity factors over which we exert no control. We can provide no assurance that sufficient financing will be available on desirable terms to fund investments, acquisitions, stock repurchases or extraordinary actions. In addition, any downgrade of our debt ratings by Standard & Poor’s, Moody’s Investor Service or similar ratings agencies, increases in general interest rate levels or general weakening in the credit markets could increase our cost of capital.

We have foreign exchange risk.

As a result of our international websites and acquisitions, we conduct a significant and growing portion of our business outside the United States. Further, due to the nature of our operations and our corporate structure, we have subsidiaries that have significant transactions in foreign currencies other than their functional currency. As a result, we face exposure to movements in currency exchange rates, particularly those related to the British Pound Sterling, the Euro, Canadian dollar and Chinese Renminbi. Foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currency results in gains and losses that are reflected in our consolidated statements of operations. Additionally, the results of operations of our foreign subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated from local currency into U.S. dollars upon consolidation. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. If the U.S. dollar strengthens against the local currency of profitable, cash generating foreign operations and we choose not to hedge or fail to hedge effectively our exposure, it could cause us to adjust our financing and operating strategies and could have a material adverse effect on our financial statements and financial condition.

Our investment in eLong creates risks and uncertainties relating to the laws in China.

The success of our investment in eLong, a company organized under Cayman law, whose principal business is the operation of an internet-based travel business in China, is subject to risks and uncertainties regarding the interpretation of China’s laws and regulations. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have limited value as precedent. The lack of precedent causes the interpretation and enforcement of Chinese law to involve uncertainties that could limit the available legal protections. In addition, we cannot predict the effect of future developments in China’s legal system, particularly with respect to the travel industry, the internet, foreign investment or licensing, including the introduction of new laws, changes to existing laws or the interpretation or enforcement of current or future laws and regulations, or the preemption of local regulations by national laws. In addition, the laws and regulations of China restrict certain direct foreign investment in the air-ticketing, travel agency, internet content provision and advertising businesses. Such laws and regulations require that we establish effective control through a series of agreements with eLong’s affiliated Chinese entities and could restrict our ability to engage in desirable strategic transactions. Finally, China does not have treaties with the United States or most other western countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, court judgments obtained in jurisdictions with which China does not have treaties on reciprocal recognition of judgment and in relation to any matter not subject to a binding arbitration provision may be difficult or impossible to be enforced in China.

Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views of personal privacy rights, or data security breaches.

In the processing of our traveler transactions, we receive and store a large volume of personally identifiable information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This government action is typically intended to protect the privacy and security of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel and/or online data.

We cannot guarantee that our security measures will prevent data breaches. A substantial data breach could significantly harm our business, damage our reputation, expose us to a risk of loss or litigation and possible liability and/or cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brands.

These and other privacy and security developments that are difficult to anticipate could adversely affect our business, financial condition and results of operations.

Acquisitions could result in operating and financial difficulties.

Our future growth may depend, in part, on acquisitions. To the extent that we grow through acquisitions, we will face the operational and financial risks that commonly accompany that strategy. We would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting their ongoing businesses, increased complexity of our business, impairing management resources and their relationships with employees and travelers as a result of changes in their ownership and management. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, may divert management time and other resources. Some acquisitions may not be successful and their performance may result in the impairment of their carrying value.

Certain financial and operational risks related to acquisitions that may have a material impact on our business are:

•	Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences;

•	Costs incurred in identifying and performing due diligence on potential acquisition targets that may or may not be successful;

•	Difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of the acquired company;

•	Impairment of relationships with employees, suppliers and affiliates of our business and the acquired business;

•	The assumption of known and unknown debt and liabilities of the acquired company;

•	Failure to generate adequate returns on our acquisitions and investments;

•	Entrance into markets in which we have no direct prior experience; and

•	Impairment of goodwill or other intangible assets arising from our acquisitions (for example, in the quarter ended September 30, 2006, we recognized a $47.0 million impairment charge related to an indefinite lived intangible asset of Hotwire).

We cannot be sure that our intellectual property is protected from copying or use by others, including potential competitors.

Our websites rely on content and technology intellectual property, much of which we regard as proprietary. We protect our proprietary technology by relying on trademarks, copyrights, trade secret laws and confidentiality agreements. In connection with our license agreements with third-parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it is possible for someone else to copy or otherwise obtain and use our proprietary technology or content without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. This misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation might result in substantial costs and diversion of resources and management attention.

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

We lease approximately 1.6 million square feet of office space worldwide, pursuant to leases with expiration dates through October 2018.

We lease approximately 340,000 square feet for our current headquarters in Bellevue, Washington, pursuant to leases with expiration dates primarily through September 2009. We also lease approximately 550,000 square feet of office space for our domestic operations in various cities and locations in Arizona, California, Florida, Hawaii, Idaho, Illinois, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Texas and Washington, pursuant to leases with expiration dates through January 2015. In addition, in June 2007, we entered into a ten-year lease for approximately 348,000 square feet of office space for our new headquarters located in Bellevue, Washington. We expect the term and cash payments related to this lease to begin in November 2008.

We also lease approximately 360,000 square feet of office space for our international operations in various cities and locations, including Canada, China, France, Germany and the United Kingdom, pursuant to leases with expiration dates through December 2016.

Part I. Item 3.	Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.

Rules of the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters which the Company and its subsidiaries are defending, including those described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below are as of December 31, 2007, and involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters may be material to our financial position or results of operations based upon the standard set forth in the SEC’s rules.

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

On July 5, 2005, the plaintiffs in the related shareholder suits filed a consolidated shareholder derivative complaint against IAC (as a nominal defendant) and sixteen current or former officers or directors of IAC or its former travel business. The complaint, which is based upon factual allegations similar to those in the securities class action, purports to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violation of Section 14(a) of the Exchange Act, and contribution and indemnification. The complaint seeks an order voiding the election of IAC’s current Board of Directors, as well as damages in an unspecified amount, various forms of equitable relief, restitution, and disgorgement of remuneration received by the individual defendants from IAC.

On September 15, 2005, IAC and the other defendants filed motions to dismiss both the securities class action and the shareholder derivative suits. On November 30, 2005, the plaintiffs filed their opposition to the motions. On January 6, 2006, the defendants filed reply papers in further support of the motions. The court issued an opinion and order (i) granting the defendants’ motion to dismiss the complaint in the securities class action, with leave to replead, and (ii) granting the defendants’ motion to dismiss the complaint in the shareholder derivative suits, with prejudice.

On April 23, 2007, the plaintiffs in the shareholder derivative suits filed a notice of appeal to the United States Court of Appeals for the Second Circuit from the District Court’s order of dismissal. On June 14, on consent of the parties, the appeal was withdrawn from active consideration by the Court of Appeals, subject to reinstatement by no later than March 31, 2008.

On May 15, 2007, the plaintiffs in the securities class action filed a second amended complaint. The new pleading continues to allege that the defendants failed to disclose material information concerning problems at the Company’s then-travel businesses and to assert the same legal claims as its predecessor. On August 15, 2007, the defendants filed a motion to dismiss the second amended complaint. On October 19, 2007, the plaintiffs opposed the motion. On November 9, 2007, the defendants filed their reply brief in support of the motion. A hearing on the motion has not been scheduled.

Expedia believes that the claims in the class action and derivative suits lack merit and will continue to vigorously defend against them.

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

On May 6, 2003, a purported class action was filed in Texas state court against Hotels.com, L.P. (“Hotels.com”), Mary Canales, Individually and on Behalf of All Others Similarly Situated v. Hotels.com, L.P., No. DC-03-162 (District Court, 229th Judicial District, Duval County). The complaint, as amended, alleges that Hotels.com charges customers “taxes” that exceed the amount required by or paid to the applicable taxing authorities and that Hotels.com charges customers “fees” that do not correspond to any specific services provided. The complaint seeks restitution of, disgorgement of, and the imposition of a constructive trust upon all “excess” occupancy taxes allegedly collected by Hotels.com. On April 29, 2005, the court issued an order granting the plaintiff’s motion for class certification. On February 1, 2006, the court of appeals reversed the holding certifying the class and remanded the case to the trial court. On April 20, 2006, Canales filed a fourth amended petition and a new motion for class certification. Certification briefing has been deferred indefinitely. On April 11, 2007, the parties submitted a joint status report to the court asking that the next status conference be reset to October 2007. On November 13, 2007, the parties filed a joint report requesting postponement of the status hearing for six months.

Expedia® Washington.  On February 18, 2005, three actions filed against Expedia, Inc., a Washington corporation and wholly-owned subsidiary of the registrant (“Expedia Washington”) — C. Michael Nielsen et al. v. Expedia, Inc. et al., No. 05-2-02060-1 (Superior Court, King County), Bruce Deaton et al., v. Expedia, Inc. et al., No. 05-2-02062-8 (Superior Court, King County), each of which was filed January 10, 2005 and Jose Alba, on Behalf of Himself and All Others Similarly Situated v. IAC/InterActiveCorp et al., No. 05-2-04533-7 (Superior Court, King County) filed February 3, 2005 — were consolidated under the caption In re Expedia Hotel Taxes and Fees Litigation, No. 05-2-02060-1, pending in King County Superior Court. The consolidated complaint alleges that Expedia Washington is improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a nationwide class of all persons who were assessed a charge for “taxes/fees” when booking rooms through Expedia Washington. The complaint alleges violation of the Washington Consumer Protection Act and common-law conversion and seeks imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, interest and penalties. Six of the seven originally named plaintiffs have withdrawn from the suit. On March 27, 2006, a new named plaintiff was permitted to intervene. During a March 2, 2007 hearing, the court indicated that the plaintiff should amend its complaint and that the parties should provide further briefing on class certification issues. A hearing on plaintiff’s motion for class certification took place on September 28, 2007. A new judge was recently assigned to the case and another hearing on plaintiff’s motion for class certification is scheduled for April 4, 2008.

Hotwire®.  On April 19, 2005, three actions filed against Hotwire, Inc. (“Hotwire”) were consolidated and now are pending under the caption Bruce Deaton v. Hotwire, Inc. et al., Case No. CGC-05-437631, in the Superior Court of the State of California, County of San Francisco. The consolidated complaint, which was amended on February 17, 2006, alleges that Hotwire is improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a nationwide class of all persons who were assessed a charge for “taxes/fees” when booking rooms through Hotwire. The amended complaint alleges violation of Section 17200 of the California Business and Professions Code, violation of the California Consumer Legal Remedies Act, and breach of contract, and seeks imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, interest and penalties. The Court held a hearing on January 16, 2007, on plaintiffs’ motion for class certification. On March 15, 2007, the court certified a class of all residents of the United States to whom Hotwire charged “taxes/fees” for the facilitation of reservations for stand-alone hotel rooms on its website. The court has not yet required that Hotwire provide notice to the potential class members. A case management conference is scheduled for March 18, 2008.

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

City of Los Angeles Litigation.  On December 30, 2004, the city of Los Angeles filed a purported class action in California state court against a number of internet travel companies, including Hotels.com, Expedia Washington and Hotwire. City of Los Angeles, California, on Behalf of Itself and All Others Similarly Situated v. Hotels.com, L.P. et al., No. BC326693 (Superior Court, Los Angeles County). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes. The complaint seeks certification of a statewide class of all California cities and counties that have enacted uniform transient occupancy-tax ordinances effective on or after December 30, 1990. The complaint alleges violation of those ordinances, violation of section 17200 of the California Business and Professions Code, and common-law conversion. The complaint also seeks a declaratory judgment that the defendants are subject to hotel occupancy taxes on the hotel rate charged to consumers and imposition of a constructive trust on all monies owed by the defendants to the government, as well as disgorgement, restitution, interest and penalties. On September 26, 2005, the court sustained a demurrer on the basis of misjoinder and granted plaintiff leave to amend its complaint. On February 8, 2006, the city of Los Angeles filed a second amended complaint. On July 12, 2006, the lawsuit filed by the city of San Diego was coordinated with this lawsuit. On January 17, 2007, the defendants filed additional demurrers and a motion to strike class allegations. On March 2, 2007, the plaintiffs filed a third amended complaint and on March 7, 2007, the court denied defendants’ demurrers on misjoinder. On April 11, 2007, the defendants filed additional demurrers. On June 11, 2007, a hearing took place on defendant’s demurrers and motion to strike class allegations and on July 26, 2007, the court signed an order staying the lawsuit until the cities have exhausted their administrative remedies.

City of Fairview Heights, Illinois Litigation.  On October 5, 2005, the city of Fairview Heights, Illinois filed a purported state wide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. City of Fairview Heights, individually and on behalf of all others similarly situated v. Orbitz, Inc., et al., No. 05L0576 (Circuit Court for the Twentieth Judicial Circuit, St. Clair County). The complaint alleges that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of the consumer protection act, conversion and unjust enrichment. The complaint seeks damages and other relief in an unspecified amount. On November 28, 2005, defendants removed this action to the United States District Court for the Southern District of Illinois. On January 17, 2006, the defendants moved to dismiss the complaint. On July 12, 2006, the Court granted in part and denied in part defendants’ motion to dismiss. On August 1, 2007, plaintiff filed a motion for class certification. On February 12, 2008, the court issued an order stating that a hearing on plaintiff’s motion for class certification was not necessary and that plaintiff’s motion was under advisement.

City of Findlay, Ohio Litigation.  On October 25, 2005, the city of Findlay, Ohio filed a purported state wide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. City of Findlay v. Hotels.com, L.P., et al., No. 2005-CV-673 (Court of Common Pleas of Hancock County, Ohio). The complaint alleges that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of the consumer protection act, conversion imposition of a constructive trust and declaratory relief. The complaint seeks damages and other relief in an unspecified amount. On November 22, 2005, defendants removed the case to the United States District Court for the Northern District of Ohio. On January 30, 2006, the defendants moved to dismiss the case. On July 26, 2006, the Court granted in part and denied in part defendants’ motion to dismiss. Discovery is ongoing. The court has consolidated this lawsuit with the lawsuit filed by the cities of Columbus and Dayton, Ohio.

City of Chicago Litigation.  On November 1, 2005, the city of Chicago, Illinois filed an action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. City of Chicago, Illinois v. Hotels.com, L.P., et al., No. 2005 L051003 (Circuit Court of Cook County). The complaint alleges that the defendants have failed to pay to the city the hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, conversion, imposition of a constructive trust and demand for a legal accounting. The complaint seeks damages, restitution, disgorgement, fines, penalties and other relief in an unspecified amount. On January 31, 2006, the defendants moved to dismiss the complaint. A hearing on defendants’ motion to dismiss was held on January 16, 2007. On September 27, 2007, the court denied the defendants’ motion to dismiss.

City of Rome, Georgia Litigation.  On November 18, 2005, the city of Rome, Georgia, Hart County, Georgia, and the city of Cartersville, Georgia filed a purported state wide class action in the United States District Court for the Northern District of Georgia against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. City of Rome, Georgia, et al. v. Hotels.com, L.P., et al., No. 4:05-CV-249 (U.S. District Court, Northern District of Georgia, Rome Division). The complaint alleges that the defendants have failed to pay to the county and cities the hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of excise and sales and use tax ordinances, conversion, unjust enrichment, imposition of a constructive trust, declaratory relief and injunctive relief. The complaint seeks damages and other relief in an unspecified amount. On February 6, 2006, the defendants moved to dismiss the complaint. On May 9, 2006, the Court granted in part and denied in part defendants’ motion to dismiss. On June 8, 2006, plaintiffs’ filed an amended complaint adding 16 more municipalities and political subdivisions as named plaintiffs. On February 9, 2007, the defendants filed a motion for summary judgment based on plaintiffs’ failure to exhaust their administrative remedies. On May 10, 2007, the court denied, without prejudice, defendants’ motion for summary judgment based on plaintiff’s failure to exhaust administrative remedies, but stayed the litigation, concluding that the plaintiffs must exhaust their administrative remedies before continuing to litigate their tax claims.

Pitt County, North Carolina Litigation.  On December 1, 2005, Pitt County, North Carolina filed a purported state wide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. Pitt County, et al. v. Hotels.com, L.P. et al., No. 05-CVS-3017 (State of North Carolina, Pitt County, General Court of Justice, Superior Court Division). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of the deceptive trade practices act, conversion, imposition of a constructive trust and a declaratory judgment that defendants have engaged in unlawful business practices. The complaint seeks damages and other relief in an unspecified amount. On February 13, 2006, the defendants removed the action to the United States District Court for the

Eastern District of North Carolina. On March 14, 2006, the defendants filed a motion to dismiss the complaint. Defendants removed the case to federal court on February 13, 2006. A hearing on defendants’ motion to dismiss was held on October 17, 2006. On March 29, 2007, the court denied the defendants’ motion to dismiss. On April 13, 2007, the defendants filed a motion for reconsideration or certification of an interlocutory appeal. On August 13, 2007, the court granted defendants’ motion for reconsideration, dismissing the lawsuit. The court found that the hotel occupancy tax ordinance at issue only applied to “operators of hotels” and because the defendants did not operate hotels, the tax only applied to the room price charged by the hotels themselves. The plaintiffs have appealed the court’s order.

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

Orange County, Florida Litigation.  On March 13, 2006, Orange County, Florida filed an action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See Orange County et al v. Expedia, Inc., et al., 2006-CA-2104 Div. 39 (Circuit Court Ninth Judicial District, Orange County, FL). The complaint alleges that the defendants have failed to pay the county hotel accommodations taxes as required by municipal ordinance. The complaint seeks a declaratory judgment regarding the county’s right to audit and collect tax on certain of the defendants’ hotel room transactions. The case was removed to federal court on April 13, 2006. The federal court remanded the case to state court on August 2, 2006. On February 2, 2007, the Court granted defendants’ motion to dismiss. On February 9, 2007, the County filed a motion for rehearing and on February 19, 2007, the court denied the plaintiff’s motion for rehearing. On March 9, 2007, the plaintiff filed an amended complaint. On April 9, 2007, the defendants filed a motion to dismiss or, in the alternative, stay the lawsuit. On July 17, 2007, the court entered an order granting defendants’ motion to dismiss the County’s Amended Complaint. On August 9, 2007, the County filed a notice of appeal. The briefing on the County’s appeal will be complete in February 2008.

City of Atlanta, Georgia Litigation.  On March 29, 2006, the city of Atlanta, Georgia filed suit against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See City of Atlanta, Georgia v. Hotels.com, L.P., et al., 2006-CV-114732 (Superior Court of Fulton County, Georgia). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of the ordinance, conversion, unjust enrichment, imposition of a constructive trust, declaratory judgment and an equitable accounting. The complaint seeks damages and other relief in an unspecified amount. The defendants answered on June 5, 2006. On December 11, 2006, the Court dismissed the lawsuit. The city of Atlanta filed a notice of appeal on January 10, 2007. On October 26, 2007, the Georgia Court of Appeals affirmed the trial court’s order dismissing the City of Atlanta’s lawsuit for failure to exhaust its administrative remedies. On November 5, 2007, the City of Atlanta filed a motion for reconsideration of the Court of Appeals decision. On November 13, 2007, the Court of Appeals denied plaintiff’s motion. On December 10, 2007, the City filed a Petition of Certiorari to the Georgia Supreme Court. On January 7, 2008, the defendants filed their response to the City’s Petition for Certiorari.

City of Charleston, South Carolina Litigation.  On April 26, 2006, the city of Charleston, South Carolina filed suit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See City of Charleston, South Carolina v. Hotels.com, et al., 2:06-CV-01646-PMD (United States District Court, District of South Carolina, Charleston Division). The case was removed to federal court on May 31, 2006. The complaint alleges that the defendants have failed to pay the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, conversion, constructive trust and legal accounting. The complaint seeks damages in an unspecified amount. The defendants answered on July 7, 2006. On August 22, 2006, Hotels.com GP, LLC was voluntarily dismissed. On April 26, 2007, the court entered an order consolidating the lawsuits filed by the City of Charleston and the Town of Mt. Pleasant. On May 14, 2007, the plaintiff filed its first amended complaint. On June 4, 2007, the defendants filed a motion to dismiss and on November 5, 2007, the court denied the defendants’ motion to dismiss. On November 30, 2007, the defendants filed a motion for reconsideration or for certification of interlocutory appeal. Trial is currently scheduled to begin on December 8, 2008.

City of San Antonio, Texas Litigation.  On May 8, 2006, the city of San Antonio filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See City of San Antonio, et al. v. Hotels.com, L.P., et al., SA06CA0381 (United States District Court, Western District of Texas, San Antonio Division). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, common-law conversion, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. The defendants filed a motion to dismiss on June 30, 2006. On August 28, 2006, the plaintiffs filed a motion for class certification. On March 20, 2007, the court denied the defendants’ motion to dismiss. On May 16 and 17, 2007, the court held a hearing on plaintiff’s motion for certification. The court has not ruled on that motion.

City of Gallup, New Mexico Litigation.  On May 17, 2006, the city of Gallup, New Mexico filed a putative statewide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See City of Gallup, New Mexico, et al. v. Hotels.com, L.P., et al., CIV-06-0549 JC/RLP (United States District Court, District of New Mexico). The case was removed to federal court on June 23, 2006. The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of those ordinances, conversion, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. On July 31, 2006, the defendants filed a motion to dismiss. On January 30, 2007, the Court granted in part and denied in part defendants’ motion to dismiss. On April 18, 2007, the court granted plaintiffs’ motion to dismiss its own lawsuit. On July 6, 2007, the City of Gallup refiled its lawsuit. The defendants answered the complaint on August 27, 2007. Class certification discovery is ongoing.

Town of Mt. Pleasant, South Carolina Litigation.  On May 23, 2006, the Town of Mount Pleasant, South Carolina filed suit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See Town of Mount Pleasant, South Carolina v. Hotel.com, et al., 2-06-CV-020987-PMD (United States District Court, District of South Carolina, Charleston Division). The case was removed to federal court on July 21, 2006. The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, conversion, constructive trust and legal accounting. The complaint seeks damages in an unspecified amount. On August 22, 2006, Hotels.com GP, LLC was voluntarily dismissed The defendants answered the complaint on September 15, 2006.. Discovery is ongoing. On April 26, 2007, the court consolidated the lawsuits filed by the City of Charleston and the Town of Mt. Pleasant. On May 14, 2007, the town filed its first amended complaint. On June 4, 2007, the defendants filed a motion to dismiss. On November 5, 2007, the court denied the defendants’ motion to dismiss. On November 30, 2007, the defendants filed a motion for reconsideration or for certification of interlocutory appeal.

Columbus, Georgia Litigation.  On May 30, 2006, the city of Columbus, Georgia filed suit against Expedia, Inc. and on June 7, 2006 filed suit against Hotels.com — both in state court. See Columbus, Georgia v. Hotels.com, Inc., et al., 4:06-CV-80; Columbus, Georgia v. Expedia, Inc., 4:06-CV-79 (United States District Court, Middle District of Georgia, Columbus Division). The cases were removed to federal court on July 12, 2006. During this same time period, the city of Columbus filed similar lawsuits against other internet travel companies. The complaints allege that the defendants have failed to pay the city hotel accommodations taxes as required by municipal ordinance. The complaints purport to assert claims for violation of that ordinance, unjust enrichment, imposition of a constructive trust, equitable accounting, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. The lawsuits were removed to federal court on July 12, 2006. Defendants filed answers on July 26, 2006. On August 1, 2007, Expedia and Hotels.com filed motions for summary judgment based on the plaintiff’s failure to exhaust its administrative remedies prior to filing the lawsuit. On October 5, 2007, the plaintiff filed a motion for declaratory judgment and injunctive relief in the Expedia lawsuit. On November 5, 2007, Expedia and Hotels.com re-removed the lawsuit to federal court. On November 8, 2007, the plaintiff filed an emergency motion to remand the case to state court. On November 16, 2007, the Court denied expedited consideration of plaintiff’s emergency motion to remand the case to state court. On November 26, 2007, the Court granted the parties’ joint motion to stay the proceedings pending the Court’s decision on the plaintiff’s motion to remand.

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

City of Orange, Texas Litigation.  On July 18, 2006, the city of Orange, Texas filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See City of Orange, Texas, et al. v. Hotels.com, L.P., et al., 1:06-CV-0413-RHC-KFG (United States District Court, Eastern District of Texas, Beaumont Division). The complaint alleges that the defendants have failed to pay to municipalities hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of those ordinances, conversion, civil conspiracy, and declaratory judgment. The complaint seeks damages in an unspecified amount. Defendants filed a motion to dismiss on September 12, 2006, which is pending. On September 5, 2007, a federal magistrate issued a Report & Recommendation that the lawsuit be dismissed because the tax ordinance at issue imposes a tax consideration paid to a hotel or motel, not on the amount that the guest pays to the defendants. On September 21, 2007, the court adopted the magistrate’s Report & Recommendation and dismissed the case in its entirety.

Cities of Columbus and Dayton, Ohio Litigation.  On August 8, 2006, the city of Columbus, Ohio and the city of Dayton, Ohio, filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. See City of Columbus, et al. v. Hotels.com, L.P., et al., 2:06-cv-00677 (United States District Court, Southern District of Ohio). The complaint alleges that the defendants have failed to pay to counties and cities in Ohio hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims for violation of those ordinances, unjust enrichment, violation of the doctrine of money had and received, conversion, declaratory judgment, and seeks imposition of a constructive trust. The complaint seeks damages in an unspecified amount. Defendants filed a motion to dismiss on September 25, 2006 and a motion to transfer venue to the Northern District of Ohio on September 27, 2006. The motion to dismiss is pending. The case was transferred to the Northern District of Ohio and defendant’s motion to dismiss was granted in part, consistent with the ruling in the City of Findlay, Ohio lawsuit.

North Myrtle Beach Litigation.  On August 28, 2006, the city of North Myrtle Beach, South Carolina filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See City of North Myrtle Beach v. Hotels.com, et al., 4: 06-cv-03063-RBH (United States District Court, District of South Carolina, Florence Division). The complaint alleges that the defendants have failed to pay the hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims for violation of those ordinances, as well as a claim for conversion, imposition of a constructive trust, and demand for an accounting. On October 27, 2006, the case was removed to federal court. On December 1, 2006, the defendants filed a motion to dismiss. On September 30, 2007, the court denied defendants’ motion to dismiss. On October 15, 2007, the defendants answered the complaint. Trial is currently scheduled to begin on or after March 9, 2009.

Louisville/Jefferson County Metro Government, Kentucky Litigation.  On September 21, 2006, the Louisville/Jefferson County Metro Government filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al., 3:06CV-480-R (United States District Court for the Western District of Kentucky, Louisville Division). The complaint alleges that the defendants have failed to pay the counties and cities in Kentucky hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims for violation of those ordinances, unjust enrichment, money had and received, conversion, imposition of a constructive trust, and declaratory judgment. The complaint seeks damages in an unspecified amount. On December 22, 2006, the defendants filed a motion to dismiss, which was denied on August 10, 2007. On October 26, 2007, the defendants filed a motion for reconsideration or certification of interlocutory appeal. That motion is pending.

Nassau County, New York Litigation.  On October 24, 2006, the County of Nassau, New York filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See Nassau County, New York, et al. v. Hotels.com, L.P., et al., (United States District Court, Eastern District of New York). The complaint alleges that the defendants have failed to pay cities, counties and local governments in New York hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims for violations of those ordinances, as well as claims for conversion, unjust enrichment, and imposition of a constructive trust. The defendants filed a motion to dismiss on January 31, 2007. The County’s deadline to respond to the motion was April 2, 2007. On August 17, 2007, the court granted defendants’ motion dismissing the lawsuit due to the plaintiff’s failure to exhaust its administrative remedies. On September 12, 2007, the plaintiff filed a notice of appeal and on November 15, 2007 plaintiff filled its appellant brief.

Wake County, North Carolina Litigation.  On November 3, 2006, the County of Wake, North Carolina filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See Wake County v. Hotels.com, L.P., et al., 06 CV 016256 (General Court of Justice, Superior Court Division, Wake County). The complaint alleges that the defendants have failed to pay the County hotel accommodation taxes as required by local ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for declaratory judgment or injunction, conversion, imposition of a constructive trust, demand for an accounting, unfair and deceptive trade practices, and agency. The defendants filed a motion to dismiss on February 12, 2007. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, and Cumberland County lawsuits. On May 9, 2007, the defendants moved to dismiss the lawsuits. On November 19, 2007, the Court granted in part and denied in part defendants’ motion to dismiss the Wake County lawsuit.

Cumberland County, North Carolina Litigation.  On December 4, 2006, the County of Cumberland, North Carolina filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See Cumberland County v. Hotels.com, L.P., et al., 06 CVS 10630 (General Court of Justice, Superior Court Division, Cumberland County). The complaint alleges that the defendants have failed to pay the County hotel accommodation taxes as required by local ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for declaratory judgment or injunction, conversion, imposition of a constructive trust, demand for an accounting, unfair and deceptive trade practices, and agency. The defendants filed a motion to dismiss on February 12, 2007. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, and Cumberland County lawsuits. On May 9, 2007, the defendants moved to dismiss the lawsuits. On November 19, 2007, the Court granted defendants’ motion to dismiss the Cumberland County lawsuit due to the County’s failure to exhaust its administrative remedies. This dismissal is without prejudice and allows the plaintiff to refile its lawsuit following exhaustion of its administrative remedies.

Branson, Missouri Litigation.  On December 28, 2006, the city of Branson, Missouri filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia

Washington. See City of Branson, MO v. Hotels.com, L.P., et al., 106CC5164 (Circuit Court of Greene County, Missouri). The complaint alleges that the defendants have failed to pay the city hotel accommodation taxes as required by local ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for declaratory judgment, conversion, and demand for an accounting. The deadline for defendants to respond to the lawsuit has not yet been established. On April 23, 2007, the defendants filed a motion to dismiss the lawsuit. On November 26, 2007, the court denied the defendants’ motion to dismiss.

Buncombe County Litigation.  On February 1, 2007, Buncombe County, North Carolina filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See Buncombe County v. Hotels.com, et al., 7 CV 00585 (General Court of Justice, Superior Court Division, Buncombe County, North Carolina). The complaint alleges that the defendants have failed to pay the county hotel accommodation taxes as required by local ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for declaratory judgment. The deadline for defendants to respond to the lawsuit has not yet been established. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, and Cumberland County lawsuits. On May 9, 2007, the defendants moved to dismiss the lawsuits. On November 19, 2007, the Court granted in part and denied in part defendants’ motion to dismiss the Buncombe County lawsuit.

Dare County, North Carolina Litigation.  On January 26, 2007, Dare County, North Carolina filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia Washington. See Dare County v. Hotels.com, L.P., et al., 07 CVS 56 (General Court of Justice, Superior Court Division, Dare County, North Carolina). The complaint alleges that the defendants have failed to pay the county hotel accommodation taxes as required by local ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for declaratory judgment, injunction, conversion, constructive trust, accounting, unfair and deceptive trade practices and agency. The deadline for defendants to respond to the lawsuit has not yet been established. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, and Cumberland County lawsuits. On May 9, 2007, the defendants moved to dismiss the lawsuits. On November 19, 2007, the Court granted in part and denied in part defendants’ motion to dismiss the Dare County lawsuit.

Myrtle Beach, South Carolina Litigation.  On February 2, 2007, the City of Myrtle Beach, South Carolina filed an individual lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Myrtle Beach v. Hotels.com, LP, et al., 2007 CP26-0738 (Court of Common Pleas, Fifteenth Judicial Circuit, County of Horry, South Carolina). The complaint alleges that the defendants have failed to pay to the county hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert a claim for declaratory judgment that the accommodations tax at issue is owed by the defendants. A hearing on the defendants’ motion to dismiss was held on December 11, 2007.

Horry County, South Carolina Litigation.  On February 2, 2007, Horry County, South Carolina filed an individual lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. Horry County v. Hotels.com, LP, et al., 2007 CP26-0737 (Court of Common Please, County of Horry, South Carolina). The complaint alleges that the defendants have failed to pay to the county hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert a claim for declaratory judgment that the accommodations tax at issue is owed by the defendants. On April 23, 2007, the defendants filed a motion to dismiss the County’s complaint. On January 7, 2008, the Court denied the defendants’ motion.

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

City of Houston, Texas Litigation.  On March 5, 2007, the City of Houston filed an individual lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Houston v. Hotels.com, L.P., et al., 2007-13227 (District Court of Harris County, 270th Judicial District, Texas). The lawsuit alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The lawsuit purports to assert claims for violation of that ordinance, conversion, imposition of a constructive trust, civil conspiracy, and demand for accounting. The complaint seeks damages in an unspecified amount. On April 30, 2007, the defendants filed their answers and special exceptions to the plaintiff’s complaint. On July 5, 2007, the Court held a hearing on defendants’ special exceptions. The Court granted the defendants’ special exception with respect to requiring plaintiff to plead the maximum amount of damages sought and denied the remaining special exceptions. Plaintiff filed an amended petition on October 4, 2007, adding the Harris County-Houston Sports Authority as a plaintiff. On October 15, 2007, defendants again filed special exceptions to the plaintiffs’ amended petition. The Court held a hearing on defendants’ special exceptions on November 9, 2007, during which the Court indicated that it would grant defendants’ special exceptions. On January 2, 2008, the plaintiffs filed a motion for clarification of the Court’s November 9, 2007 ruling. On January 11, 2008, the Court issued an order granting defendants’ special exceptions and ordering the plaintiffs to replead their petition by January 22, 2008. On February 4, 2008, defendants filed special exceptions to plaintiffs’ second amended petition.

Jefferson City, Missouri Litigation.  On June 27, 2007, Jefferson City, Missouri filed a putative class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. Jefferson City v. Hotels.com, L.P., et al., 07AC-CC0055 (Circuit Court of Cole County). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of Missouri’s Merchandising Practices Act, conversion, unjust enrichment, breach of fiduciary duties, constructive trust, and declaratory judgment. The complaint seeks injunctive relief and damages in an unspecified amount. On November 5, 2007, the defendants’ filed a motion to dismiss the plaintiff’s lawsuit.

City of Oakland, California Litigation.  On June 29, 2007, the City of Oakland filed an individual lawsuit in federal court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Oakland v. Hotels.com, L.P., et al., C-07-3432 (United States District Court, Northern District of California). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance. The complaint seeks injunctive relief and damages in an unspecified amount, including punitive damages and restitution. On September 18, 2007, the defendants filed a motion to dismiss the lawsuit. On November 6, 2007, the court granted the defendant’s motion to dismiss for failure to exhaust administrative remedies. The Plaintiff filed a notice of appeal on December 6, 2007.

City of Madison, Wisconsin Litigation.  On November 30, 2007, the City of Madison, Wisconsin filed an individual lawsuit in state court against a number of internet travel companies, including Expedia, Hotels.com, and Hotwire. City of Madison v. Expedia, Inc., et al., 07 CV 4488 (Circuit Court of Dane County, Wisconsin). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to seek a declaratory judgment as well as an award of costs and attorneys’ fees. On January 23, 2008, defendants filed a motion to dismiss the lawsuit.

Mecklenburg County Litigation.  On January 10, 2008, the County of Mecklenberg, North Carolina filed an individual lawsuit in state court against a number of internet travel companies, including Expedia, Hotels.com, and Hotwire. County of Mecklenburg v. Hotels.com L.P., et al., (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina). The complaint alleges that the defendants have failed to pay to the County hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for declaratory judgment, injunction, conversion, constructive trust, accounting, unfair and deceptive trade practices and agency. The deadline for defendants to respond to the lawsuit is March 24, 2008.

The Company believes that the claims in all of the lawsuits relating to hotel occupancy taxes lack merit and will continue to defend vigorously against them.

Worldspan Litigation.  On July 26, 2006, Expedia filed a lawsuit against Worldspan, L.P. in state court in Washington seeking a declaratory judgment, and other relief, regarding the rights and obligations of Expedia and Worldspan under the parties’ June 2001 Amended and Restated Development Agreement and the parties’ CRS Marketing, Services and Development Agreement and all amendments thereto. See Expedia. Inc. v. Worldspan, L.P., (King County Superior Court). Worldspan answered the lawsuit on August 15, 2006, denying the allegations. On September 4, 2007, the parties entered into a stipulation to stay the lawsuit until December 10, 2007. The parties are currently preparing final settlement documents for this matter.

Part I. Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of 2007.

Part II. Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on NASDAQ under the ticker symbol “EXPE” since August 9, 2005. Prior to that time, there was no public market for our common stock. Our Class B common stock is not listed and there is no established public trading market. As of February 15, 2008, there were approximately 5,577 holders of record of our common stock and the closing price of our common stock was $25.59 on NASDAQ. As of February 15, 2008, there were five holders of record of our Class B common stock, each of which is an affiliate of Liberty.

The following table sets forth the intra-day high and low prices per share for our common stock during the periods indicated:

	High	Low

Year ended December 31, 2007
Fourth Quarter	$35.28	$27.48
Third Quarter	32.57	25.45
Second Quarter	29.85	22.44
First Quarter	23.34	19.97

	High	Low

Year ended December 31, 2006
Fourth Quarter	$21.29	$15.55
Third Quarter	17.28	12.87
Second Quarter	20.55	13.36
First Quarter	27.55	17.42

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

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2007, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our outstanding common stock during the three months ended December 31, 2007. Between January 1, 2007 and September 30, 2007, we repurchased 55 million shares of our common stock tendered through two separate tender offers for a total cost of $1.385 billion, representing an average price of $25.18 per share excluding transaction costs.

During 2006 our Board of Directors authorized the repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for this authorization to repurchase. As of February 15, 2008, we had not made any share repurchases under this authorization.

Performance Comparison Graph

The graph below compares the 29-month cumulative total return, assuming the reinvestment of dividends, on Expedia common stock with that of the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500 Index. This graph assumes $100 was invested on August 9, 2005 in Expedia common stock, and on July 31, 2005 in each of the NASDAQ Composite Index companies, the RDG Internet Composite Index companies and the companies in the S&P 500 Index. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003(1)

Consolidated Statements of Income Data:
Revenue	$2,665,332	$2,237,586	$2,119,455	$1,843,013	$2,339,813
Operating income	529,069	351,329	397,052	240,473	243,518
Net income	295,864	244,934	228,730	163,473	111,407
Net earnings per share available to common stockholders:
Basic	$1.00	$0.72	$0.68	$0.49	$0.33
Diluted	0.94	0.70	0.65	0.48	0.33
Shares used in computing earnings per share:
Basic	296,640	338,047	336,819	335,540	335,540
Diluted	314,233	352,181	349,530	340,549	340,549

	December 31,
	2007	2006	2005	2004	2003

Consolidated Balance Sheet Data:
Working capital (deficit)	$(728,697)	$(224,770)	$(847,981)	$1,263,678	$854,838
Total assets	8,295,422	8,264,317	7,756,892	9,537,187	8,755,270
Minority interest	61,935	61,756	71,774	18,435	—
Long-term debt	1,085,000	500,000	—	—	—
Total stockholders’ equity	4,818,081	5,904,290	5,733,763	N/A	N/A
Total invested equity	N/A	N/A	N/A	8,152,629	7,554,301

(1)	Includes Hotels.com revenue amounts on a gross basis. Beginning January 1, 2004, we prospectively commenced reporting revenue for Hotels.com on a net basis.

Part II. Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. We have created a global travel marketplace used by a broad range of leisure and corporate travelers, offline retail travel agents and travel service providers. We make available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, destination service providers, cruise lines and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on both the TripAdvisor Media Network and on our transaction-based websites. For additional information about our portfolio of brands, see the disclosure set forth in Part I, Item 1, Business, under the caption “Management Overview.”

Trends

The travel industry, including offline and online travel agencies, as well as suppliers of travel products and services, has been characterized by rapid and significant change.

The U.S. airline sector in particular has experienced significant turmoil, with oil prices hitting all-time highs, the shift of capacity to low-cost carriers (“LCCs”) offering “no frills” flights at discounted prices and the entry and subsequent emergence of several of the largest traditional carriers from the protection of Chapter 11 bankruptcy proceedings.

The traditional carriers’ need to rationalize their high fixed cost structures to better compete in this environment has caused them to curtail their domestic capacities, thereby increasing their load factors and enabling them to more easily pass along fare increases. Competitive pressures have also caused them to consider consolidation opportunities to better share fixed costs and reduce redundant flight routes. While these attempts have historically been unsuccessful either due to antitrust concerns or reluctance among target companies to consummate mergers, more recent discussions have apparently progressed to very advanced stages for a number of carriers. Should one or more of these combinations prove successful, it could result in further capacity reductions and airfare increases.

Higher load factors are positive for Expedia from a demand standpoint, but negative if they lead to reduced availability of merchant air capacity and fare increases. Fare increases are generally negative for Expedia’s business, as they may negatively impact traveler demand, and our remuneration is tied principally to ticket volumes, not ticket prices. Fare increases were especially pronounced in late 2007, and have continued into early 2008.

Carriers have aggressively pursued cost reductions in every aspect of their operations, including distribution costs. Airlines have successfully negotiated lower (and in some cases, eliminated) travel agent commissions and overrides, and focused on increasing direct distribution through their lower cost, proprietary websites. In addition, in 2006 carriers succeeded in reducing payments to global distribution system (“GDS”) intermediaries as those contracts expired. The GDSs in turn have passed on these reductions to large travel agents, including Expedia, which historically received a meaningful portion of their air remuneration from GDS providers.

As a result of these decreased costs of distribution and high load factors, Expedia’s revenue per air ticket has decreased more than 10% in each of 2005, 2006 and 2007, and air revenue now constitutes less than 15% of the Company’s overall revenue base. However, Expedia anticipates greater stability in the non-booking fee portion of its air remuneration beginning in 2008 as it has signed long-term agreements with nine of the top ten domestic carriers and has anniversaried the GDS reductions which took place in 2006.

In addition to the challenges presented by higher load factors, increased fares and lower remuneration per air ticket, most larger carriers participating in the Expedia marketplace have reduced their share of total air seat capacity. At the same time larger LCCs such as Southwest in the U.S. and RyanAir and EasyJet in Europe have increased their relative capacity, but have not generally participated in the Expedia marketplace. These trends have impacted our ability to obtain supply in our agency and merchant air businesses.

The hotel sector has until recently been characterized by robust demand and constrained supply, resulting in increasing occupancy rates and average daily rates (“ADRs”). More recently, supply has begun to outstrip demand, and industry experts anticipate this trend will accelerate in 2008. In addition, hotels have begun to see their occupancy rates leveling off, and in some cases decreasing, with ADRs growing at a slower rate, or, in some markets, decreasing. While lower occupancies have historically increased Expedia’s supply of merchant hotel rooms, and a lower rate of ADR growth can positively impact underlying demand, lower ADRs also decrease our revenue per room night as our remuneration varies proportionally with the room price.

Increased usage and familiarity with the internet has driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2007 35% of worldwide leisure, unmanaged and corporate travel expenditures occurred online, with 51% in the United States, compared with 32% of European travel and 15% in the Asia Pacific region. These penetration rates have increased considerably over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future.

In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services over the last several years, with supplier growth outpacing online growth since 2002, and now accounting for more than 60% of all online travel expenditures in the United States according to PhoCusWright.

Differentiation among the various website offerings has narrowed dramatically in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on features other than price. It has also led to the development of alternative business models and methods of payment for travelers and suppliers. Overall competition has led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in Expedia’s overall marketing efficiencies.

Strategy

Expedia plays a fundamental role in facilitating travel, whether for leisure or business, by seeking to build the world’s largest and most intelligent travel marketplace. We accomplish this by securing superior supply quality and price competitiveness; matching supply and demand as intelligently as possible; inspiring and empowering our travelers to find and build the right trip; expanding our global demand footprint aggressively; and achieving excellence in our people, technology, and processes to make quality, consistency, and efficiency the foundation of our marketplace.

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

Technology and Continuous Innovation.  Expedia has an established tradition of innovation, from Expedia.com’s inception as a division of Microsoft to our introduction of more recent innovations such as Expedia.com’s TravelAds sponsored search product for hotel advertisers, Hotwires’s Airfare Savings Hub, Hotels.com’s slider tools for improving search results and the TripAdvisor Media Network’s offering of leading travel applications for download on Facebook.com.

We intend to continue to aggressively innovate on behalf of our travelers and suppliers, including our current efforts to build a scaleable, service-oriented technology platform for our travelers, which will extend across our portfolio of brands. We expect this to result in improved flexibility and allow faster innovation. This transition should allow us to improve site merchandising, browse and search functionalities, improve search index optimization and add significant personalization features. This transition is occurring in a phased approach, with a portion of our worldwide points of sale continuing to migrate to the new platform in 2008.

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

Global Reach.  We currently operate our points of sale in both the U.S. and internationally, including Expedia-branded sites in the United States, Australia, Austria, Canada, Denmark, France, Germany, Ireland, Italy, Japan, the Netherlands, New Zealand, Norway, Spain, Sweden and the United Kingdom. Our Hotels.com and TripAdvisor brands also maintain both U.S. points of sale and additional points of sale outside the United States. We also offer Chinese travelers an array of products and services through our majority ownership in eLong. In 2007, our European segment gross bookings and revenue accounted for approximately 21% of worldwide gross bookings and 23% of worldwide revenue.

We intend to continue investing in and growing our existing international points of sale. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce, such as India.

ECT currently supports operations in the United States, Belgium, Canada, China, France, Germany, Italy, Spain and the United Kingdom. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe we offer a compelling technology solution to businesses seeking to control travel costs and improve their employees’ travel experiences. We intend to continue investing in and expanding the geographic footprint of our ECT business.

In expanding our global reach, we leverage significant investments in technology, operations, brand building, supplier relationships and other initiatives that we have made since the launch of Expedia.com in 1996. We intend to continue leveraging this investment when launching additional points of sale in new countries, introducing website features, adding supplier products and services, or offering proprietary and user-generated content for travelers.

Breadth of Product & Content Offerings.  We believe we offer a comprehensive array of innovative travel products, services and content resources to travelers. We plan to continue improving and growing these offerings, as well as expand them to our worldwide points of sale over time.

Most of our revenue comes from transactions involving the booking of hotel reservations and the sale of airline tickets, either as stand-alone products or as part of package transactions. We are working to grow our package business as it results in higher revenue per transaction, and we also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We are also working to increase the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increased advertising revenue from our worldwide websites which have historically been focused on transaction revenue, such as Expedia.com and Hotels.com.

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

There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

•	It requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate; and

•	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.

For more information on each of these policies, see Note 2 — Significant Accounting Policies, in the notes to consolidated financial statements. We discuss information about the nature and rationale for our critical accounting estimates below.

Accounting for Certain Merchant Revenue

We accrue the cost of certain merchant revenue based on the amount we expect to be billed by suppliers. In certain instances when a supplier invoices us for less than the cost we accrued, we generally recognize those amounts as revenue six months in arrears, net of an allowance, when we determine it is not probable that we will be required to pay the supplier, based on historical experience and contract terms. Actual revenue could be greater or less than the amounts estimated due to changes in hotel billing practices or changes in traveler behavior.

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

We believe the weighted use of discounted cash flows and market approach is the best method for determining the fair value of our reporting units because:

•	It excludes the impact of short-term volatility;

•	It includes all information available to management, which is generally more than that is available to the external capital markets;

•	Both models are the most common valuation methodologies used within the travel and internet industries; and

•	The blended use of both models compensates for the inherent risks associated with each model if used on a stand-alone basis.

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

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, we record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

We record liabilities to address uncertain tax positions we have taken in previously filed tax returns or that we expect to take in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that our tax position, based on technical merits, will be sustained upon examination. For those positions for which we conclude it is more likely than not it will be sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded. We adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, in the first quarter of 2007.

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

Occupancy Tax.  Some states and localities impose a transient occupancy or accommodation tax, or a form of sales tax, on the use or occupancy of hotel accommodations. Generally, hotels charge taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time.

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

Stock-Based Compensation

We record stock-based compensation expense net of estimated forfeitures. In determining the estimated forfeiture rates for stock-based awards, we periodically conduct an assessment of the actual number of equity awards that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised. In 2005, we recognized significant changes in estimates related to our forfeiture rate. See Note 9 — Stock-Based Awards and Other Equity Instruments in the notes to the consolidated financial statements for further discussion.

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

Our North America segment provides a full range of travel and/or advertising services to customers primarily located in the United States, Canada and Mexico. This segment operates through a variety of brands including Expedia.com, Hotels.com, Hotwire.com and TripAdvisor.

Our Europe segment provides travel services primarily through localized Expedia websites in Austria, Denmark, France, Germany, Ireland, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom, as well as localized versions of Hotels.com in various European countries.

Corporate and Other includes ECT, Expedia Asia Pacific and unallocated corporate functions and expenses. ECT provides travel products and services to corporate customers in North America and Europe. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in China, localized Expedia websites in Australia, Japan and New Zealand, as well as localized versions of Hotels.com in various Asian countries.

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

Gross Bookings and Revenue Margin

	Year Ended December 31,			% Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	($ in thousands)

Gross bookings
North America	$13,937,381	$12,736,765	N/A	9%	N/A
Europe	4,223,192	3,000,719	N/A	41%	N/A
Corporate and Other	1,822,769	1,423,098	N/A	28%	N/A

Total gross bookings	$19,983,342	$17,160,582	$15,551,504	16%	10%

Revenue margin
North America	13.6%	13.1%	N/A
Europe	14.4%	15.1%	N/A
Corporate and Other	8.8%	8.3%	N/A
Total revenue margin	13.3%	13.0%	13.6%

Gross bookings increased $2.8 billion, or 16%, in 2007 compared to 2006, and $1.6 billion, or 10%, in 2006 compared to 2005. In 2007, North America gross bookings increased 9% and Europe gross bookings increased 41% compared to 2006. In 2006, domestic gross bookings increased 6% and international gross bookings increased 26% compared to 2005. The increases in 2007 and 2006 were primarily due to increases in transaction volumes and travel product prices.

Revenue margin, which is defined as revenue as a percentage of gross bookings, increased 30 basis points in 2007 compared to 2006. In 2007, revenue margin increased 53 basis points in our North America segment. The increase in worldwide and North America revenue margin in 2007 was primarily due to an increased mix of advertising and media revenue partially offset by a decline in revenue per air ticket. Revenue margin decreased 69 basis points in our Europe segment in 2007 as compared to 2006 primarily due to lower air commissions and booking fees as well as lower revenue resulting from more competitive hotel pricing. Revenue margin decreased 59 basis points in 2006 compared to 2005. The decrease was primarily due to a decrease in air revenue per ticket, coupled with an increase in average worldwide airfares of 9% for 2006 compared to 2005, as our remuneration generally does not vary with the price of the ticket.

Results of Operations

Revenue

	Year Ended December 31,			% Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	($ in thousands)

North America	$1,897,995	$1,666,804	N/A	14%	N/A
Europe	606,997	452,012	N/A	34%	N/A
Corporate and Other	160,340	118,770	N/A	35%	N/A

Total revenue	$2,665,332	$2,237,586	$2,119,455	19%	6%

In 2007, the increase in revenue was primarily due to increases in worldwide merchant hotel revenue and, to a lesser extent, advertising and media revenue.

Worldwide merchant hotel revenue increased 19% in 2007 compared to 2006. The increase was primarily due to a 12% increase in room nights stayed, including rooms delivered as a component of vacation packages as well as a 6% increase in revenue per room night. Revenue per room night increased due to a 6% increase in worldwide ADRs partially offset by a 13 basis point decline in hotel raw margin (defined as hotel net revenue as a percentage of hotel gross revenue).

Worldwide air revenue decreased 2% in 2007 compared to 2006 due to a 12% decrease in revenue per air ticket partially offset by an increase of 12% in air tickets sold. The decrease in revenue per air ticket primarily reflects decreased compensation from air carriers and GDS providers, and to a lesser extent, reduced air service fees versus the prior year period.

Package revenue grew 7% in 2007 compared to the prior year primarily due to higher European package bookings.

The remaining worldwide revenue other than merchant hotel and air discussed above, which includes advertising and media, agency hotel, car rental, destination services, and cruises, increased by 38% in 2007 compared to 2006 primarily due to an increase in advertising and media revenue as well as car rental revenues.

In 2006, the increase in revenue was primarily driven by increased worldwide merchant hotel revenue, partially offset by a decline in our domestic air revenue. In 2006, domestic revenue growth remained flat and international revenue increased by 24% compared to 2005.

Worldwide merchant hotel revenue increased 13% in 2006 compared to 2005 primarily due to a 10% increase in room nights stayed, including rooms delivered as a component of vacation packages, as well as a 2% increase in revenue per room night. Revenue per room night increased due to a 6% increase in worldwide ADRs, partially offset by a 100 basis point decrease in hotel raw margins (defined as hotel net revenue as a percentage of hotel gross revenue). Our merchant hotel raw margins decreased in 2006 and 2005 as hotel room suppliers have taken advantage of higher occupancies and the efficacy of their own online distribution to negotiate more favorable terms.

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

Other revenue which includes advertising and media, agency hotel, car rental, destination services, and cruises, increased by 7% in 2006 compared to 2005 primarily due to an increase in advertising and media revenue.

Cost of Revenue and Gross Profit

	Year Ended December 31,			% Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	($ in thousands)

Cost of revenue	$562,401	$502,638	$480,219	12%	5%
% of revenue	21%	22%	23%
Gross profit	$2,102,931	$1,734,948	$1,639,236	21%	6%
% of revenue	79%	78%	77%

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

The cost of revenue increase in 2007 compared to 2006 and in 2006 compared to 2005 was primarily due to higher costs associated with the increase in transaction volumes.

The year-over-year increases in gross profit are primarily due to increased revenue and, to a lesser extent, an increase in gross margin. Gross margin increased 136 basis points in 2007 as compared to 2006 primarily due to an increased mix of advertising and media revenue as well as cost savings from our various efficiency initiatives. Gross margin increased in 2006 as compared to 2005 primarily due to the increased mix of merchant hotel revenue.

Selling and Marketing

	Year Ended December 31,			% Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	($ in thousands)

Selling and marketing	$992,560	$786,195	$715,624	26%	10%
% of revenue	37%	35%	34%

Selling and marketing expense relates to direct advertising expense, including television, radio and print spending, as well as traffic generation from internet portals, search engines, and our private label and affiliate programs. The remainder of the expense relates to indirect costs, including stock-based compensation costs and market manager staffing in our Partner Services Group (“PSG”), Expedia Corporate Travel, Expedia Local Expert and TripAdvisor Media Network.

In 2007, the increase in selling and marketing was primarily due to increased direct online search and brand spend across our worldwide points of sale, as well as higher personnel costs.

In 2006, the increase in selling and marketing expenses was primarily due to growth in indirect PSG and destination services staffing costs. Direct selling and marketing expense grew 7% in 2006.

We expect selling and marketing expense to be higher as a percentage of revenue in 2008 as we continue to support our established brands and geographies, grow our earlier stage international markets, increase our use of brand spend as markets reach scale, anticipate continued keyword inflation, invest in our global advertising and media businesses and expand our corporate travel sales, destination services and market management teams.

General and Administrative

	Year Ended December 31,			% Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	($ in thousands)

General and administrative	$321,250	$289,649	$257,389	11%	13%
% of revenue	12%	13%	12%

General and administrative expense consists primarily of (1) personnel-related costs for support functions that include our executive leadership, finance, legal, tax, technology and human resource functions, (2) stock-based compensation costs and (3) fees for external professional services including legal, tax and accounting.

In 2007, the increase in general and administrative expense was primarily due to higher personnel costs related to expansion of our corporate information technology functions, our European businesses and TripAdvisor Media Network as well as higher incentive compensation expense, higher legal expenses and higher payroll taxes related to stock option exercises. We expect general and administrative expense as a percentage of revenue in 2008 to remain relatively similar to 2007.

In 2006, the increase in general and administrative expense was primarily due to an increase in our headcount and accompanying compensation resulting from our being a stand-alone public company for the full year as well as increased legal expenses, partially offset by a decrease in stock-based compensation expense. Stock-based compensation expense decreased in 2006 compared to 2005 primarily due to stock options that completed their vesting cycles.

Technology and Content

	Year Ended December 31,			% Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	($ in thousands)

Technology and content	$182,483	$140,371	$130,507	30%	8%
% of revenue	7%	6%	6%

Technology and content expense consists of expenses for customizing our websites, amortization of website and internal software development costs, localization of our websites, and product development expenses such as personnel-related costs, including stock-based compensation.

The year-over-year expense increases in 2007 and 2006 were primarily due to growth in personnel-related expenses in our software development and engineering teams as we continued to increase our level of website innovation. The increase in 2007 was also due to increased amortization of capitalized software development costs, a significant amount of which relates to projects that were placed into service beginning in the fourth quarter of 2006. For additional information about our policy related to capitalized software costs, see Note 2 — Significant Accounting Policies.

Given our historical and ongoing investments in our enterprise data warehouse, new platform, geographic expansion, data centers, redundancy, call center technology, site merchandising, content management, site monitoring, networking, corporate travel, supplier integration and other initiatives, we expect technology and content expense to increase in absolute dollars and as a percentage of revenue in 2008 as compared to 2007.

Amortization of Intangible Assets

	Year Ended December 31,			% Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	($ in thousands)

Amortization of intangible assets	$77,569	$110,766	$126,067	(30)%	(12)%
% of revenue	3%	5%	6%

In 2007 and 2006, amortization of intangible assets expense decreased compared to 2006 and 2005 primarily due to the completion of amortization related to certain technology and supplier intangible assets, partially offset by amortization related to new business acquisitions.

For additional information about our acquisitions, see Note 3 — Acquisitions and Other Investments, in the notes to consolidated financial statements.

Impairment of Intangible Asset

In 2006, we recognized an impairment charge of $47.0 million in relation to Hotwire’s indefinite-lived trade name intangible asset. There was no such charge in 2007 or 2005.

Amortization of Non-Cash Distribution and Marketing

	Year Ended December 31			% Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	($ in thousands)

Amortization of non-cash distribution and marketing	$—	$9,638	$12,597	(100)%	(23)%
% of revenue	0%	0%	1%

Amortization of non-cash distribution and marketing expense consists mainly of advertising from Universal Television contributed to us by IAC at Spin-Off with an original value of $17.1 million. We used this advertising without any cash cost, and during 2006 had fully utilized all media time.

Operating Income

	Year Ended December 31			% Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	($ in thousands)

Operating income	$529,069	$351,329	$397,052	51%	(12)%
% of revenue	20%	16%	19%

In 2007, the increase in operating income was primarily due to an increase in gross profit, the impairment charge of $47.0 million in 2006 and a decrease in amortization of intangibles and amortization of non-cash distribution and marketing, partially offset by growth in sales and marketing expense and technology and content expense.

In 2006, the decrease in operating income was primarily due to the impairment charge of $47.0 million and higher selling and marketing and general and administrative expenses. These increases were partially offset by an increase in gross profit, lower amortization expense related to intangible assets and lower stock-based compensation.

In 2005, we recorded stock-based compensation expense of $91.7 million primarily related to stock options and RSUs. Our 2005 stock-based compensation expense includes a benefit of $44.7 million related to changes in estimated forfeiture rates for stock options and RSUs and capitalization of software development costs, partially offset by a modification charge on stock option awards related to the Spin-Off. In 2005, we completed assessments of the estimated forfeiture rates including analyses of the actual number of instruments that had forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. For additional information, see Note 9 — Stock-Based Awards and Other Equity Instruments in the notes to consolidated financial statements.

Operating Income Before Amortization (“OIBA”)

	Year Ended December 31			% Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	($ in thousands)

OIBA	$669,487	$599,018	$627,441	12%	(5)%
% of revenue	25%	27%	30%

In 2007, the increase in OIBA was primarily due to an increase in gross profit, partially offset by growth in sales and marketing expenses and technology and content expenses. OIBA as a percentage of revenue decreased primarily due to growth in sales and marketing expenses as a percentage of revenue, partially offset by an increase in gross margin.

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

Reconciliation of OIBA to Operating Income and Net Income

The following table presents a reconciliation of OIBA to operating income and net income for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

OIBA	$669,487	$599,018	$627,441
Amortization of intangible assets	(77,569)	(110,766)	(126,067)
Impairment of intangible asset	—	(47,000)	—
Stock-based compensation	(62,849)	(80,285)	(91,725)
Amortization of non-cash distribution and marketing	—	(9,638)	(12,597)

Operating Income	529,069	351,329	397,052
Interest income, net	(13,478)	14,799	48,673
Write-off of long-term investment	—	—	(23,426)
Other, net	(18,607)	18,770	(8,428)
Provision for income taxes	(203,114)	(139,451)	(185,977)
Minority interest in (income) loss of consolidated subsidiaries, net	1,994	(513)	836

Net Income	$295,864	$244,934	$228,730

Interest Income

	Year Ended December 31,			% Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	($ in thousands)

Interest income from IAC/InterActiveCorp	$—	$—	$40,089	N/A	(100)%
Other interest income	39,418	32,065	10,690	23%	200%

Prior to the Spin-Off, the intercompany receivable balances were subject to a cash management arrangement with IAC. Since we extinguished our intercompany receivable balances with IAC at Spin-Off with a non-cash distribution to IAC, we no longer receive interest income from IAC.

The year-over-year increases in other interest income were primarily due to higher average cash and cash equivalent balances.

Interest Expense

	Year Ended December 31,			% Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	($ in thousands)

Interest expense	$(52,896)	$(17,266)	$(2,106)	206%	720%

Interest expense increased in 2007 as compared to 2006 primarily due to higher average debt balances resulting from the $500.0 million senior unsecured notes (the “Notes”) issuance in August 2006 and a $500.0 million draw on our revolving credit facility in August 2007 to fund a portion of the tender offer completed in the third quarter of 2007. At December 31, 2007 and 2006 our long-term indebtedness totaled $1.085 billion and $500.0 million.

In 2006, interest expense increased compared to 2005 due to interest expense related to the Notes.

Write-off of Long-Term Investment

In 2005, we received information regarding the deteriorating financial condition of our long-term investment in a leisure travel company and we determined that it was not likely we would recover any of our investment because the decline in its value was determined to be other-than-temporary. As a result, we recorded a loss related to this impairment of $23.4 million. In 2006, we sold our investment for de minimis consideration.

Other, net

	Year Ended December 31,			% Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	($ in thousands)

Other, net	$(18,607)	$18,770	$(8,428)	(199)%	N/A

In 2007, other, net primarily includes net foreign exchange rate losses of $22.0 million resulting principally from the fluctuation of exchange rates on foreign denominated assets and liabilities of U.S. dollar functional currency subsidiaries, net losses of $5.7 million from fair value changes in and the settlement of derivative instruments related to the Ask Jeeves Notes and certain stock warrants, as well as $2.6 million of losses from unconsolidated equity affiliates, partially offset by a gain of $12.1 million relating to federal excise tax refunds.

In 2006, other, net primarily includes net foreign exchange rate gains of $10.4 million resulting principally from the fluctuation of exchange rates on foreign denominated assets and liabilities of U.S. dollar functional subsidiaries as well as net gains of $8.1 million from the fair value changes in and the settlement of derivative instruments related to the Ask Jeeves Notes and certain stock warrants.

In 2005, other, net primarily includes an unrealized loss of $6.0 million in the fair value changes in derivative instruments related to the Ask Jeeves Notes and certain stock warrants.

Provision for Income Taxes

	Year Ended December 31,			% Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	($ in thousands)

Provision for income taxes	$203,114	$139,451	$185,977	46%	(25)%
Effective tax rate	40.9%	36.2%	44.9%

In 2007, our effective tax rate was higher than the 35% statutory rate primarily due to state income taxes, taxes related to our foreign operations and non-deductible losses related to our derivative liabilities. The 2007 effective rate increased in 2007 as compared to 2006 primarily due to higher state taxes, including increases to state tax rates, and non-deductible losses related to our derivative liabilities compared with a gain in 2006.

In 2006, our effective tax rate was higher than the 35% statutory rate primarily due to state income taxes and valuation allowance on certain foreign losses, partially offset by non-taxable gains related to our derivative liabilities. The 2006 effective rate decreased as compared to 2005 due to higher non-deductible stock-based compensation, non-deductible losses related to our derivative liabilities in 2005 compared with a gain in 2006 and higher state income taxes in 2005.

In 2005, our effective tax rate was higher than the 35% statutory rate primarily due to state taxes and an increase in the valuation allowance related to foreign operating losses. In addition, our effective tax rate was affected by non-deductible stock-based compensation expense, unrealized losses related to our derivative liabilities and a loss from the write-off of our long-term investment.

Segment Operating Results

In the first quarter of 2006, we began reporting two segments; North America and Europe. The change from a single reportable segment was a result of the reorganization of our business. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is OIBA (defined above). We have not reported segment information for the year ended December 31, 2005, as it is not practicable to do so. For additional information about our segment results, see Note 16 — Segment Information, in the notes to consolidated financial statements.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations, our cash and cash equivalents balances which were $617.4 million and $853.3 million at December 31, 2007 and 2006, which included $158.2 million and $153.3 million of cash at eLong, whose results are consolidated into our financial statements due to our controlling voting and economic ownership position; and our $1.0 billion revolving credit facility, of which $362.7 million was available as of December 31, 2007. This represents the total $1.0 billion facility less $585.0 million of outstanding borrowings and $52.3 million of outstanding stand-by letters of credit (“LOC”). Outstanding credit facility borrowings bear interest based on our financial leverage; based on our December 31, 2007 financial statements, the interest rate would equate to a base rate plus 75 basis points. We may choose (1) the greater of the Prime rate or the Federal Funds Rate plus 50 basis points or (2) various durations of LIBOR as our base rate. As of February 15, 2008, the base rate was one-month LIBOR of 3.125%, and is due to reprice on March 17, 2008. As of February 15, 2008, $85.0 million of the borrowings outstanding at December 31, 2007 under the credit facility had been repaid.

Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our suppliers related to these bookings generally within two weeks after completing the transaction for air travel and, for all other merchant bookings, which is primarily our merchant hotel business, after the travelers’ use and subsequent billing from the supplier. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business continues to grow and our business model does not significantly change, we expect that changes in working capital will positively impact operating cash flows. If this business declines relative to our other businesses, or if there are changes to the model or booking patterns which compress the time between receipts of cash from travelers to payments to suppliers, our working capital benefits could be reduced, as was the case to a certain degree in 2006 as we increased the efficiency of our supplier payment process.

Seasonal fluctuations in our merchant hotel bookings affect the timing of our annual cash flows. During the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses. While we expect the impact of seasonal fluctuations to continue, merchant hotel growth rates or changes to the model or booking patterns as discussed above may affect working capital, which might counteract or intensify the anticipated seasonal fluctuations.

As of December 31, 2007, we had a deficit in our working capital of $728.7 million, compared to a deficit of $224.8 million as of December 31, 2006. The increase in deficit is primarily a result of the completion of two tender offers during 2007, partially offset by the generation of working capital from operations.

We anticipate continued investment in the development and expansion of our operations. These investments include but are not limited to improvements to infrastructure, which include our enterprise data warehouse, servers, networking equipment and software, release improvements to our software code and continuing efforts to build a scaleable, service-oriented technology platform that will extend across our portfolio of brands. We migrated a portion of Expedia.com to the new platform during 2007 and we expect additional points of sale to migrate to the new platform during 2008. We will also relocate many of our global offices, including our corporate headquarters, to larger facilities in 2008 to accomodate the growth of our business. These moves will result in significant investments to improve the new facilities. Total capital expenditures are expected to be $140 million to $150 million. Our future capital requirements may include capital needs for acquisitions or expenditures in support of our business strategy. In the event we have acquisitions, this may reduce our cash balance and/or increase our debt. Legal risks and challenges to our business strategy may also negatively affect our cash balance.

Our cash flows are as follows:

	Year Ended December 31,			$ Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	(In thousands)

Cash provided by (used in):
Operating activities	$712,069	$617,440	$859,187	$94,629	$(241,747)
Investing activities	(179,506)	(113,500)	(801,343)	(66,006)	687,843
Financing activities	(789,979)	9,772	106,507	(799,751)	(96,735)
Effect of foreign exchange rate changes on cash and cash equivalents	21,528	42,146	(8,603)	(20,618)	50,749

In 2007, net cash provided by operating activities increased by $94.6 million primarily due to an increase in changes in operating assets and liabilities and an increase in cash flows from operating income, partially offset by an increase in interest payments in the current period. In 2006, net cash provided by operating activities decreased by $241.7 million primarily due to an increase in tax payments and a decrease in cash flows from operating income as well as a reduced benefit from working capital. We made tax payments of $126.1 million, an increase of $115.7 million over 2005, reducing cash provided by operations due primarily to IAC’s payment of taxes on behalf of Expedia prior to our becoming an independent public company after which point we became responsible for our tax obligations.

In 2007, cash used in investing activities increased by $66.0 million primarily due to a $27.1 million increase in cash paid for acquisitions and a $31.7 million increase in long-term investments and deposits mainly related to our 50% investment in a travel company. These increases were offset by a decrease of $6.0 million in capital expenditures. Excluded from 2007 capital expenditures is approximately $13.1 million in capital equipment that we received but for which we had not yet paid as of December 31, 2007. Cash used in investing activities decreased by $687.8 million in 2006 primarily due to the absence of transfers to IAC of $757.2 million, partially offset by net cash paid for acquisitions of $32.5 million and a $40.3 million increase in capital expenditures in part due to capitalized software costs incurred for the development of our enterprise data warehouse and other improvements to our technology infrastructure.

Cash used in financing activities in 2007 primarily included cash paid to acquire shares in the first and third quarter tender offers pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share and 25 million tendered shares of our common stock at $29.00 per share, for a total cost of $1.385 billion plus fees and expenses relating to the tender offers. In addition, we paid withholding taxes for stock option exercises of $121.2 million on behalf of our Chairman and Senior Executive in exchange for surrendering a portion of his vested shares which were concurrently cancelled. These were offset in part by $585.0 million in net borrowings on the revolving credit facility used primarily to fund a portion of the third quarter tender offer, $55.0 million in proceeds from stock option exercises and $95.7 million in excess tax benefits on equity awards, of which approximately $92.3 million related to the excess tax benefit associated with the stock options exercised by our Chairman and Senior Executive.

Cash provided by financing activities in 2006 was primarily due to the net proceeds of $495.3 million from the Notes issuance in 2006 and $35.3 million in proceeds from stock option exercises, partially offset by $295.7 million of treasury stock activity primarily related to cash paid to acquire shares in the second and third quarters pursuant to which we acquired in open market trades 20 million shares of our common stock at an average per share price of $14.42 for a total cost of $288.0 million and the $230.0 million repayment of our revolving credit facility, which was initially borrowed in 2005.

Cash provided by financing activities in 2005 was primarily due to net credit facility borrowings of $230.0 million and proceeds from the exercise of stock options of $29.1 million, partially offset by withholding taxes for stock option exercises of $86.6 million that we paid on behalf of our Chairman and

Senior Executive in exchange for surrendering a portion of his vested shares to treasury or to be cancelled and distributions to IAC of $52.8 million.

During the third quarter of 2006, we issued $500.0 million Notes for net proceeds of $495.3 million. The Notes are due August 2018 and bear a fixed interest rate of 7.456% with interest payable semi-annually in February and August of each year, which began in February 2007. The Notes are repayable in whole or in part on August 15, 2013, at the option of the Note holders, and are redeemable in whole or in part at any time at our option. As of December 31, 2007, we were in compliance with all related covenants.

The effect of foreign exchange on our cash balances denominated in foreign currency in 2007 showed a net decrease of $20.6 million. Our foreign currency cash balances continued to benefit from foreign currency appreciation, but to a lesser extent than 2006 due to a different mix of currencies held and relatively less appreciation in certain of the primary foreign currencies in which we transact. The effect of foreign exchange on our cash balances denominated in foreign currency in 2006 showed a net increase of $50.7 million from 2005 due to the benefit of foreign currency appreciation during that time period versus our reporting currency, as well as the increase in our foreign denominated cash balances.

We currently have authorization, for which there is no fixed termination date, from our Board of Directors to repurchase up to 20 million outstanding shares of our common stock; no such repurchases have been made under this authorization.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are as follows:

•	Our Notes include interest payments through maturity in 2018 based on the stated fixed rate of 7.456%.

•	As we expect borrowings under our credit facility to vary, only repayment of principal outstanding at December 31, 2007 is included. Interest expense and fees related to our credit facility were $13.8 million in 2007.

•	We have obligations related to the Ask Jeeves Notes. As a result of the Spin-Off, when holders of IAC’s Ask Jeeves Notes convert their notes, they will receive shares of both IAC and Expedia common stock. Under the terms of the Spin-Off, we are obligated to issue shares of our common stock to IAC for delivery to the holders of the Ask Jeeves Notes, or pay cash in equal value, in lieu of issuing such shares, at our option. The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation to satisfy demands for conversion ceases.

•	The operating leases are for office space and related office equipment. We account for these leases on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Operating lease obligations expire at various dates with the latest maturity in 2018.

•	Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors and marketing partners. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use. In addition, if certain obligations are met by our counterparties, our obligations will increase.

•	Guarantees and LOCs are commitments that represent funding responsibilities that may require our performance in the event of third-party demands or contingent events. These commitments consist of stand-by LOCs and guarantees. We use our stand-by LOCs to secure payment for hotel room transactions to particular hotel properties. The outstanding balance of our stand-by LOCs directly reduces the amount available to us from our revolving credit facility. In addition, we provide a guarantee to the aviation authority of one country to protect against potential non-delivery of our packaged travel services sold within that country. This country holds all travel agents and tour companies to the same standard. The letter of credit amounts in the following table represent the amount of commitment expiration per period.

The following table presents our material contractual obligations and commercial commitments as of December 31, 2007:

		By Period
		Less than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)

Long-term debt	$910,080	$37,280	$74,560	$74,560	$723,680
Credit facility	585,000	—	585,000	—	—
Obligation related to Ask Jeeves Notes	14,600	14,600	—	—	—
Operating leases	245,190	31,033	61,299	55,593	97,265
Purchase obligations	32,307	26,437	5,870	—	—
Guarantees	106,668	106,358	310	—	—
Letters of credit	52,339	51,716	623	—	—
FIN 48 liabilities(1)	1,454	1,454	—	—	—

Total	$1,947,638	$268,878	$727,662	$130,153	$820,945

(1)	Represents unrecognized tax benefits under FIN 48, but excludes $172.1 million of such unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2007.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 15 — Related Party Transactions, in the notes to consolidated financial statements.

Part II. Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss from adverse changes in interest rates, foreign exchange rates and market prices. Our exposure to market risk includes our Notes, our revolving credit facility, derivative instruments, cash and cash equivalents, accounts receivable, intercompany receivables, merchant accounts payable and deferred merchant bookings denominated in foreign currencies. We manage our exposure to these risks through established policies and procedures. Our objective is to mitigate potential income statement, cash flow and market exposures from changes in interest and foreign exchange rates.

Interest Rate Risk

In August 2006, we issued $500.0 million Notes with a fixed rate of 7.456%. As a result, if market interest rates decline, our required payments will exceed those based on market rates. The fair value of our Notes was approximately $517 million as of December 31, 2007 based on the quoted market price. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our Notes by approximately $19 million.

In July 2005, we entered into a $1.0 billion revolving credit facility. The revolving credit facility bears interest based on market interest rates plus a spread, which is determined based on our financial leverage. The weighted average interest rate was 5.70% as of December 31, 2007. As a result, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility. As of December 31, 2007, our outstanding borrowing under the revolving credit facility was $585.0 million. No borrowings were outstanding under the revolving credit facility as of December 31, 2006. A hypothetical 10% increase in market rates would increase our interest expense by $3.3 million.

We did not experience any significant impact from changes in interest rates for the years ended December 31, 2007 or 2006.

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

Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our ability to maintain natural hedges against such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $6.3 million based on the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant payable balances as of December 31, 2007. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.

During 2007, 2006 and 2005 we recorded net foreign exchange rate losses of $22.0 million, net foreign exchange rate gains of $10.4 million and net foreign exchange rate losses of $0.6 million. As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

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

In 2007, certain of these notes were converted at fair value for $6.6 million of common stock, or 0.3 million shares. As additional notes are converted, the value of the derivative liability will be reduced and our equity price risk will decrease accordingly. The conversion of the Ask Jeeves Notes during 2007 reduced our obligation to issue our common stock from 0.8 million shares as of December 31, 2006, to 0.5 million shares as of December 31, 2007.

As of December 31, 2007, each $1.00 fluctuation in our common stock will result in approximately $0.5 million of change in the aggregate fair value of our Ask Jeeves Notes derivative liability. An increase in our common stock price will result in a charge to our consolidated statements of income and a decrease in our common stock price will result in a credit. The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation to satisfy demands for conversion ceases.

For additional information about the Ask Jeeves Notes, see Note 7 — Derivative Instruments, in the notes to consolidated financial statements.

Part II. Item 8.	Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements and Schedule listed in the Index to Financial Statements, Schedules and Exhibits on page F-1 are filed as part of this report.

Part II. Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part II. Item 9A.	Controls and Procedures

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chairman and Senior Executive, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chairman and Senior Executive, Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Expedia, Inc.

We have audited Expedia, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Expedia, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Expedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Expedia, Inc. and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Seattle, Washington
February 20, 2008

Part II. Item 9B.	Other Information

None.

Part III.

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007.

Item 10 Directors, Executive Officers and Corporate Governance

Item 11 Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 Certain Relationships and Related Transactions, and Director Independence

Item 14 Principal Accountant Fees and Services

Part IV. Item 15.	Exhibits, Consolidated Financial Statements and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements, Schedules and Exhibits on page F-1 as a part of this report.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005
3.1	Amended and Restated Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	08/15/2005
3.2	Certificate of Designations of Expedia, Inc. Series A Cumulative Convertible Preferred Stock		8-K	000-51447	3.2	08/15/2005
3.3	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005
4.1	Equity Warrant Agreement for Warrants to Purchase up to 14,590,514 Shares of Common Stock expiring February 4, 2009, between Expedia, Inc. and The Bank of New York, as Equity Warrant Agent, dated as of August 9, 2005		8-A/A	000-51447	4.2	08/22/2005

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

4.2	Stockholder Equity Warrant Agreement for Warrants to Purchase up to 11,450,182 Shares of Common Stock, between Expedia, Inc. and Mellon Investor Services LLC, as Equity Warrant Agent, dated as of August 9, 2005		8-A/A	000-51447	4.3	08/22/2005
4.3	Optionholder Equity Warrant Agreement for Warrants to Purchase up to 1,558,651 Shares of Common Stock, between Expedia, Inc. and Mellon Investor Services LLC, as Equity Warrant Agent, dated as of August 9, 2005		8-A/A	000-51447	4.4	08/22/2005
4.4	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006
4.5	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007
4.6	Registration Rights Agreement dated August 21, 2006 by and among Expedia, Inc., the Subsidiary Guarantors listed therein, and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the initial purchasers of Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.2	11/14/2006
10.1	Governance Agreement, by and among Expedia, Inc., Liberty Media Corporation and Barry Diller, dated as of August 9, 2005		10-Q	000-51447	10.6	11/14/2005
10.2	First Amendment to Governance Agreement, dated as of June 19, 2007, among Expedia, Inc., Liberty Media Corporation and Barry Diller		8-K	000-51447	10.1	06/19/2007
10.3	Stockholders Agreement, by and between Liberty Media Corporation and Barry Diller, dated as of August 9, 2005		10-Q	000-51447	10.7	11/14/2005
10.4	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005
10.5	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005
10.6	Transition Services Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.12	11/14/2005

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

10.7		Credit Agreement dated as of July 8, 2005, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, Inc., a Nevada corporation, Hotels.com, a Delaware corporation and Hotwire, Inc., a Delaware corporation, as Borrowers; the Lenders party thereto; Bank of America, N.A., as Syndication Agent; Wachovia Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents; JPMorgan Chase Bank, N.A., as Administrative Agent; and J.P. Morgan Europe Limited, as London Agent (“Credit Agreement”)		8-K	333-124303-01	10.1	07/14/2005
10.8		First Amendment to Credit Agreement, dated as of December 7, 2006		SC TO	005-80935	(b)(2)	12/11/2006
10.9		Second Amendment to Credit Agreement, dated as of December 18, 2006		SC TO/A	005-80935	(b)(3)	12/22/2006
10.10		Third Amendment to Credit Agreement, dated as of August 7, 2007		8-K	000-51447	10.1	08/08/2007
10.11		Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007
10	.12*	Expedia, Inc. 2005 Stock and Annual Incentive Plan		S-8	333-127324	4.6	08/09/2005
10	.13*	Expedia, Inc. Non-Employee Director Deferred Compensation Plan		S-4/A	333-124303-01	10.6	06/13/2005
10	.14*	Form of Restricted Stock Unit Agreement (domestic employees)		10-Q	000-51447	10.24	11/14/2006
10	.15*	Form of Restricted Stock Unit Agreement (directors)		10-Q	000-51447	10.9	11/14/2005
10	.16*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements		10-Q	000-51447	10.1	05/09/2007
10	.17*	Expedia, Inc. Executive Deferred Compensation Plan, effective as of August 9, 2005		8-K	000-51447	10.1	12/20/2005
10	.18*	Expedia Restricted Stock Unit Agreement between Dara Khosrowshahi and Expedia, Inc., dated March 7, 2006		10-K	000-51447	10.16	03/31/2006
10	.19*	Separation Agreement between Keenan M. Conder and Expedia, Inc., dated July 19, 2006		10-Q	000-51447	10.17	08/11/2006
10	.20*	Separation Agreement between William R. Ruckelshaus and Expedia, Inc., dated August 8, 2006		10-Q	000-51447	10.17	08/11/2006
10	.21*	Employment Agreement between Michael B. Adler and Expedia, Inc., effective as of May 16, 2006		10-Q	000-51447	10.19	11/14/2006

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

10	.22*	Expedia, Inc. Restricted Stock Unit Agreement between Expedia, Inc. and Michael B. Adler, effective as of May 16, 2006		10-Q	000-51447	10.20	11/14/2006
10	.23*	Employment Agreement by and between Burke Norton and Expedia, Inc., effective October 25, 2006		10-Q	000-51447	10.21	11/14/2006
10	.24*	Expedia, Inc. Restricted Stock Unit Agreement (First Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.22	11/14/2006
10	.25*	Expedia, Inc. Restricted Stock Unit Agreement (Second Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.23	11/14/2006
10	.26*	Separation Agreement between Paul Onnen and Expedia, Inc., dated August 30, 2007		10-Q	000-51447	10.1	11/08/2007
10	.27*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005
10	.28*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005
10	.29*	Employment Agreement by and between Pierre Samec and Expedia, Inc., effective August 7, 2007	X
21		Subsidiaries of the Registrant	X
23.1		Consent of Independent Registered Public Accounting Firm	X
31.1		Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3		Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2		Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3		Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates reference to filing of IAC/InterActiveCorp

Signatures

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia, Inc.

By:	/s/ DARA KHOSROWSHAHI
Dara Khosrowshahi
Chief Executive Officer

February 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2008.

Signature	Title

/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ MICHAEL B. ADLER Michael B. Adler	Chief Financial Officer (Principal Financial Officer)

/s/ PATRICIA L. ZUCCOTTI Patricia L. Zuccotti	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ BARRY DILLER Barry Diller	Director (Chairman of the Board)

/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Director (Vice Chairman)

/s/ A. GEORGE BATTLE A. George Battle	Director

/s/ SIMON J. BREAKWELL Simon J. Breakwell	Director

/s/ JONATHAN L. DOLGEN Jonathan L. Dolgen	Director

/s/ WILLIAM R. FITZGERALD William R. Fitzgerald	Director

/s/ CRAIG A. JACOBSON Craig A. Jacobson	Director

Signature	Title

/s/ PETER M. KERN Peter M. Kern	Director

/s/ JOHN C. MALONE John C. Malone	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Expedia, Inc.

We have audited the accompanying consolidated balance sheets of Expedia, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective January 1, 2007; and the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expedia, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Seattle, Washington
February 20, 2008

Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenue	$2,665,332	$2,237,586	$2,119,455
Cost of revenue(1)	562,401	502,638	480,219

Gross profit	2,102,931	1,734,948	1,639,236
Operating expenses:
Selling and marketing(1)	992,560	786,195	715,624
General and administrative(1)	321,250	289,649	257,389
Technology and content(1)	182,483	140,371	130,507
Amortization of intangible assets	77,569	110,766	126,067
Impairment of intangible asset	—	47,000	—
Amortization of non-cash distribution and marketing	—	9,638	12,597

Operating income	529,069	351,329	397,052
Other income (expense):
Other interest income	39,418	32,065	10,690
Interest income from IAC/InterActiveCorp	—	—	40,089
Interest expense	(52,896)	(17,266)	(2,106)
Write-off of long-term investment	—	—	(23,426)
Other, net	(18,607)	18,770	(8,428)

Total other income (expense), net	(32,085)	33,569	16,819

Income before income taxes and minority interest	496,984	384,898	413,871
Provision for income taxes	(203,114)	(139,451)	(185,977)
Minority interest in (income) loss of consolidated subsidiaries, net	1,994	(513)	836

Net income	$295,864	$244,934	$228,730

Net earnings per share available to common stockholders:
Basic	$1.00	$0.72	$0.68
Diluted	0.94	0.70	0.65
Shares used in computing earnings per share:
Basic	296,640	338,047	336,819
Diluted	314,233	352,181	349,530

(1) Includes stock-based compensation as follows:
Cost of revenue	$2,893	$8,399	$9,503
Selling and marketing	12,472	15,893	18,121
General and administrative	31,851	36,877	45,874
Technology and content	15,633	19,116	18,227

Total stock-based compensation	$62,849	$80,285	$91,725

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share
	and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$617,386	$853,274
Restricted cash and cash equivalents	16,655	11,093
Accounts receivable, net of allowance of $6,081 and $4,874	268,008	211,430
Prepaid merchant bookings	66,778	39,772
Income taxes receivable	5,395	—
Prepaid expenses and other current assets	71,433	62,249

Total current assets	1,045,655	1,177,818
Property and equipment, net	179,490	137,144
Long-term investments and other assets	93,182	59,289
Intangible assets, net	970,757	1,028,774
Goodwill	6,006,338	5,861,292

TOTAL ASSETS	$8,295,422	$8,264,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$704,044	$600,192
Accounts payable, other	148,233	120,545
Accrued expenses	288,712	171,799
Deferred merchant bookings	609,117	466,474
Deferred revenue	11,957	10,317
Income taxes payable	—	30,902
Other current liabilities	12,289	2,359

Total current liabilities	1,774,352	1,402,588
Long-term debt	500,000	500,000
Credit facility	585,000	—
Deferred income taxes, net	351,168	361,967
Other long-term liabilities	204,886	33,716
Minority interest	61,935	61,756
Commitments and contingencies
Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000,000
Series A shares issued and outstanding: 751 and 846
Common stock $.001 par value	337	328
Authorized shares: 1,600,000,000
Shares issued: 337,056,760 and 328,066,276
Shares outstanding: 259,489,102 and 305,901,048
Class B common stock $.001 par value	26	26
Authorized shares: 400,000,000
Shares issued and outstanding: 25,599,998 and 25,599,998
Additional paid-in capital	5,902,582	5,903,200
Treasury stock — Common stock, at cost	(1,718,833)	(321,155)
Shares: 77,567,658 and 22,165,228
Retained earnings	602,204	309,912
Accumulated other comprehensive income	31,765	11,979

Total stockholders’ equity	4,818,081	5,904,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,295,422	$8,264,317

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

										Accumulated
				Class B		Additional				Other
	Invested	Common Stock		Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive
	Equity	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
	(In thousands, except share data)

Balance as of December 31, 2004	$8,118,961	—	$—	—	$—	$—	—	$—	$—	$33,668	$8,152,629
Comprehensive income:
Net income prior to Spin-Off	163,752										163,752
Net income after Spin-Off									64,978		64,978
Net loss on derivative contracts										(1,619)	(1,619)
Reversal of unrealized gains on available for sale security upon business acquisition										(27,182)	(27,182)
Currency translation adjustment										(6,465)	(6,465)

Total comprehensive income											193,464

Distribution to IAC/InterActiveCorp, net upon Spin-Off	(2,496,569)										(2,496,569)
Capitalization at Spin-Off	(5,786,144)					5,786,144					—
Issuance of preferred stock, common stock and Class B common stock at Spin-Off		315,140,609	315	25,599,998	26	(341)					—
Initial recognition of derivative liability at Spin-Off						(101,600)					(101,600)
Settlement of derivative liability						1,800					1,800
Proceeds from exercise of equity instruments		8,043,968	8			29,052					29,060
Withholding taxes for stock option exercises						(61,536)	1,167,800	(25,020)			(86,556)
Treasury stock activity related to vesting of equity instruments							37,291	(444)			(444)
Stock-based compensation expense post Spin-Off						41,979					41,979

Balance as of December 31, 2005	—	323,184,577	323	25,599,998	26	5,695,498	1,205,091	(25,464)	64,978	(1,598)	5,733,763
Comprehensive income:
Net income									244,934		244,934
Net loss on derivative contracts										(1,119)	(1,119)
Currency translation adjustment										14,696	14,696

Total comprehensive income											258,511

Settlement of derivative liability						80,832					80,832
Proceeds from exercise of equity instruments		4,881,699	5			34,283					34,288
Spin-Off related tax adjustments						19,139					19,139
Tax deficiencies on equity awards						(10,296)					(10,296)
Capital contribution from sale of business						2,524					2,524
Treasury stock activity related to vesting of equity instruments							960,137	(7,292)			(7,292)
Common stock repurchases							20,000,000	(288,399)			(288,399)
Modification of cash-based equity awards						2,930					2,930
Stock-based compensation expense						78,290					78,290

Balance as of December 31, 2006	—	328,066,276	328	25,599,998	26	5,903,200	22,165,228	(321,155)	309,912	11,979	5,904,290
Comprehensive income:
Net income									295,864		295,864
Net loss on derivative contracts										3,018	3,018
Currency translation adjustment										16,768	16,768

Total comprehensive income											315,650

Cumulative effect of adoption of FIN 48									(3,572)		(3,572)
Settlement of derivative liability						6,579					6,579
Proceeds from exercise of equity instruments		8,990,484	9			54,843					54,852
Withholding taxes for stock option exercises						(121,208)					(121,208)
Tax deficiencies on equity awards						(459)					(459)
Treasury stock activity related to vesting of equity instruments							402,427	(9,389)			(9,389)
Common stock repurchases							55,000,003	(1,388,289)			(1,388,289)
Stock-based compensation expense						60,333					60,333
Other						(706)					(706)

Balance as of December 31, 2007	$—	337,056,760	$337	25,599,998	$26	$5,902,582	77,567,658	$(1,718,833)	$602,204	$31,765	$4,818,081

 We have 751 and 846 shares of preferred stock outstanding as of December 31, 2007 and 2006.

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating activities:
Net income	$295,864	$244,934	$228,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,526	48,779	50,445
Amortization of intangible assets, non-cash distribution and marketing and stock-based compensation	140,418	200,689	230,389
Deferred income taxes	(1,583)	(10,652)	68,198
Unrealized (gain) loss on derivative instruments, net	5,748	(8,137)	6,042
Equity in (income) loss of unconsolidated affiliates	2,614	(2,541)	(1,668)
Minority interest in income (loss) of consolidated subsidiaries, net	(1,994)	513	(836)
Write-off of long-term investment	—	—	23,426
Impairment of intangible asset	—	47,000	—
Foreign exchange (gain) loss on cash and cash equivalents, net	(12,524)	(37,182)	9,292
Other	3,801	1,100	1,161
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(44,363)	(32,148)	(21,833)
Prepaid merchant bookings and prepaid expenses	(32,378)	(20,694)	(22,492)
Accounts payable, other, accrued expenses and other current liabilities	51,702	59,858	156,931
Accounts payable, merchant	101,068	63,246	84,636
Deferred merchant bookings	142,608	59,450	45,051
Deferred revenue	1,562	3,225	1,715

Net cash provided by operating activities	712,069	617,440	859,187

Investing activities:
Capital expenditures	(86,658)	(92,631)	(52,315)
Acquisitions, net of cash acquired	(59,622)	(32,518)	10,547
Proceeds from sale of business to a related party	—	13,163	—
Increase in long-term investments and deposits	(33,226)	(1,514)	(369)
Purchase of marketable securities	—	—	(63)
Proceeds from sale of marketable securities	—	—	1,000
Transfers to IAC/InterActiveCorp, net	—	—	(757,206)
Other, net	—	—	(2,937)

Net cash used in investing activities	(179,506)	(113,500)	(801,343)

Financing activities:
Credit facility borrowings	755,000	—	230,000
Credit facility repayments	(170,000)	(230,000)	—
Proceeds from issuance of long-term debt, net of issuance costs	—	495,346	—
Changes in restricted cash and cash equivalents	(6,494)	4,578	(9,495)
Proceeds from exercise of equity awards	55,038	35,258	29,060
Excess tax benefit on equity awards	95,702	1,317	—
Withholding taxes for stock option exercises	(121,208)	—	(86,556)
Treasury stock activity	(1,397,173)	(295,691)	—
Distribution to IAC/InterActiveCorp, net	—	—	(52,844)
Other, net	(844)	(1,036)	(3,658)

Net cash provided by (used in) financing activities	(789,979)	9,772	106,507
Effect of exchange rate changes on cash and cash equivalents	21,528	42,146	(8,603)

Net increase (decrease) in cash and cash equivalents	(235,888)	555,858	155,748
Cash and cash equivalents at beginning of year	853,274	297,416	141,668

Cash and cash equivalents at end of year	$617,386	$853,274	$297,416

Supplemental cash flow information
Cash paid for interest	$49,266	$4,287	$248
Income tax payments, net	78,345	126,126	10,384

See notes to consolidated financial statements.

Expedia, Inc.

Notes to Consolidated Financial Statements

NOTE 1 —	Organization and Basis of Presentation

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

Basis of Presentation

The accompanying consolidated financial statements include Expedia, Inc., our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We record our investments in entities that we do not control, but over which we have the ability to exercise significant influence, using the equity method. We record our investments in entities over which we do not have the ability to exercise significant influence using the cost method. We have eliminated significant intercompany transactions and accounts.

These consolidated financial statements present our results of operations, financial position, changes in stockholders’ equity and comprehensive income, and cash flows on a combined basis through the Spin-Off on August 9, 2005, and on a consolidated basis thereafter. We have prepared the combined financial statements from the historical results of operations and historical bases of the assets and liabilities with the exception of income taxes. We have computed income taxes using our stand-alone tax rate.

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

In addition, we hold variable interests in certain affiliated entities of eLong in order to meet the laws and regulations of China, which restricts foreign investment in the air-ticketing, travel agency, internet content provision and advertising businesses. Through a series of agreements with affiliated Chinese entities, eLong is the primary beneficiary of expected cash losses or profits by contractual right. As such, although we do not own capital stock of the Chinese affiliates, we consolidate their results.

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Merchant Hotel.  Our travelers pay us for merchant hotel transactions prior to departing on their trip, generally when they book the reservation. We record the payment in deferred merchant bookings until the stay occurs, at which point we record the revenue. In certain nonrefundable, nonchangeable transactions where we have no significant post-delivery obligations, we record revenue when the traveler completes the transaction on our website, less a reserve for chargebacks and cancellations based on historical experience. Amounts received from customers are presented net of amounts paid to suppliers. In certain instances when a supplier invoices us for less than the cost we accrued, we generally recognize those amounts as revenue six months in arrears, net of an allowance, when we determine it is not probable that we will be required to pay the supplier, based on historical experience and contract terms.

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Property and Equipment

We record property and equipment at cost, net of accumulated depreciation and amortization. We also capitalize certain costs incurred related to the development of internal use software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF No. 00-02, Accounting for Website Development Costs. We capitalize costs incurred during the application development stage related to the development of internal use software. We expense costs incurred related to the planning and post-implementation phases of development as incurred.

We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is three to five years for computer equipment, capitalized software development and furniture and other equipment. We amortize leasehold improvement using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

We periodically evaluate the recoverability of investments and record a write-down if a decline in value is determined to be other-than-temporary. Such an evaluation resulted in the write-off of an investment in 2005. See Note 13 — Other Income (Expense).

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, we record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

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

Occupancy Tax

Some states and localities impose a transient occupancy or accommodation tax, or a form of sales tax, on the use or occupancy of hotel accommodations. Generally, hotels charge taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel occupancy taxes.

Presentation of Taxes in the Income Statement

We present taxes that we collect from customers and remit to government authorities on a net basis in our consolidated statements of income.

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

Advertising Expense

We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2007, 2006, and 2005, our advertising expense was $538.9 million, $427.2 million and $425.2 million. As of December 31, 2007 and 2006, we had $7.7 million and $12.6 million of prepaid marketing expenses included in prepaid expenses and other current assets on our consolidated balance sheets.

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

We have calculated an additional paid-in capital (“APIC”) pool pursuant to the provisions of SFAS 123(R). The APIC pool represents the excess tax benefits related to stock-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our consolidated statements of

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

income. In 2007 and 2006, we recorded tax deficiencies of $3.9 million and $11.6 million against the APIC pool; as a result, such deficiencies did not affect our results of operations. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive earnings per share. The adoption of SFAS 123(R) did not have a material impact on our dilutive shares.

Prior to our adoption of SFAS 123(R), we recorded cash retained as a result of tax benefit deductions relating to stock-based compensation in operating activities in our consolidated statements of cash flows, along with other tax cash flows, in accordance with the provisions of the EITF No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) supersedes EITF 00-15, amends SFAS No. 95, Statement of Cash Flows, and requires that, upon adoption, we present the tax benefit deductions relating to excess stock-based compensation deductions as a financing activity in our consolidated statements of cash flows. In 2007 and 2006, we reported $95.7 million and $1.3 million of tax benefit deductions as a financing activity that previously would have been reported as an operating activity.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reported on our consolidated balance sheets approximate fair value as we maintain them with various high-quality financial institutions. The accounts receivable are short-term in nature and are generally settled shortly after the sale. We maintain the carrying amounts of the derivative liabilities created in the Spin-Off at fair value, which fluctuates primarily based on changes in the price of our common stock. The fair values of our cross-currency swaps are determined based on the present value of net future cash payments and receipts, and fluctuate based on changes in market interest rates and the Euro/U.S. dollar exchange rate.

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud. We also rely on global distribution system partners and third-party service providers for certain fulfillment services, including one third-party service provider for which we accounted for approximately 47% of its total revenue for the year ended December 31, 2006 and approximately 40% of its total revenue for the nine months ended September 30, 2007.

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of interest bearing bank account balances and AAA/Aaa-rated money market funds denominated in U.S. dollars, Euros and British Pound Sterling.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Contingent Liabilities

We have a number of regulatory and legal matters outstanding, as discussed further in Note 14 — Commitments and Contingencies. Periodically, we review the status of all significant outstanding matters to assess the potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of income. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies when another standard requires or permits assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonfinancial assets and liabilities, for which the effective date may be delayed. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS Statement No. 115 (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates as defined in the standard. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. As we do not intend to elect fair value treatment for qualifying instruments that exist as of the effective date, we do not expect the adoption of this Statement to have a material impact on our consolidated financial statements. We may elect to measure qualifying instruments at fair value in the future.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are in the process of evaluating the impact of the adoption of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”), which is effective for fiscal years beginning after December 15, 2008. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

subsidiaries or that deconsolidate a subsidiary. Upon adoption of SFAS 160, we will recharacterize our minority interest as a noncontrolling interest and classify it as a component of equity in our consolidated financial statements.

NOTE 3	— Acquisitions and Other Investments

In 2007, we acquired three travel-related companies. The purchase price of these and other acquisition related costs totaled $151.8 million, $59.6 million of which we paid in cash and $92.2 million of which was accrued at December 31, 2007 as a result of the financial performance of one of the acquired companies during 2007. The accrued purchase consideration represents $92.2 million of $100 million total additional purchase price that can be achieved based on the annual results of 2007 or 2008, or the two periods combined, and is expected to be paid in the first half of 2008. As a result of these acquisitions, we recorded $126.4 million in goodwill and $17.6 million of intangible assets with definite lives. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward; their effect on consolidated net revenue and operating income during 2007 was not significant.

During 2007 we also acquired a 50% ownership interest in a travel company for $26.0 million in cash. We include this investment in Long-term investments and other assets and account for it under the equity-method. The investment agreement contains certain rights, whereby we may acquire and the investee may sell to us the additional shares of the company, at fair value or at established multiples of future earnings at our discretion, at various times through 2013. We have also entered into a commitment to provide the investee a $10 million revolving operating line of credit and a credit facility for up to $20 million. As of the end of 2008, any amounts due under the credit facility are convertible, at our option, into shares of the company at a premium to the then fair market value. Less than $1 million was drawn against the revolving operating line of credit and no amounts were drawn against the credit facility as of December 31, 2007.

eLong.  In August 2004, we purchased a 30% ownership interest in eLong, a Cayman Island company traded on the NASDAQ under the symbol “LONG”, whose principal business is the operation of an internet-based travel business in China, for approximately $59.0 million in cash, and were concurrently issued a warrant to allow us to acquire additional shares, with an exercise price of approximately $6.21 per share of common stock, or $108.0 million.

In January 2005, we exercised the warrant resulting in an aggregate purchase price of $170.6 million including our initial investment and the exercise of the warrant and related transaction costs, resulting in a total ownership position of 59% and voting rights of approximately 96%. From August 2004 to the warrant exercise date the investment was accounted for under the equity method, and from the warrant exercise date forward we have consolidated the operating results of eLong. As of December 31, 2007, our ownership interest in eLong was 56%.

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 4 —	Property and Equipment, Net

Our property and equipment consists of the following:

	December 31,
	2007	2006
	(In thousands)

Capitalized software development	$230,168	$176,751
Computer equipment	74,569	61,203
Furniture and other equipment	40,706	33,676
Leasehold improvements	30,746	24,431

	376,189	296,061
Less: accumulated depreciation	(250,094)	(195,126)
Projects in progress	53,395	36,209

Property and equipment, net	$179,490	$137,144

As of December 31, 2007 and 2006, our recorded capitalized software development costs, net of accumulated amortization, were $113.4 million and $92.4 million. For the years ended December 31, 2007, 2006 and 2005, we recorded amortization of capitalized software development costs of $35.9 million, $28.3 million and $38.6 million, most of which is included in technology and content expenses.

NOTE 5 —	Goodwill and Intangible Assets, Net

The following table presents our goodwill and intangible assets as of December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)

Goodwill	$6,006,338	$5,861,292
Intangible assets with indefinite lives	867,246	866,523
Intangible assets with definite lives, net	103,511	162,251

	$6,977,095	$6,890,066

We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that impairment may have occurred. We performed our annual impairment assessment for goodwill and intangible assets as of October 1, 2007 and had no impairments.

Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions. Based on lower than expected year-to-date revenue growth, we determined that our indefinite-lived trade name intangible asset related to Hotwire might be impaired during the third quarter of 2006. Accordingly, we performed a valuation of that asset and determined that its carrying amount exceeded its fair value and recognized an impairment charge of $47.0 million in Impairment of intangible asset in our consolidated statements of income. We based our measurement of fair value of the trade name intangible asset using the relief-from-royalty method. This method assumes that a trade name has value to the extent that its owner is relieved of the obligation to pay royalties for the benefits received therefrom.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the changes in goodwill:

	2007	2006
	(In thousands)

Beginning Balance as of January 1	$5,861,292	$5,859,730
Additions	140,629	12,483
Deductions	(9,402)	(28,702)
Foreign exchange translation	13,819	17,781

Ending Balance as of December 31	$6,006,338	$5,861,292

As of December 31, 2007 and 2006, approximately 81% and 80% of our goodwill was assigned to our North American segment and approximately 17% to our European segment at each balance sheet date.

In 2007, the additions to goodwill relate primarily to our acquisitions as described in Note 3 — Acquisitions and Other Investments as well as the basis adjustments resulting from the implementation of FIN 48. In 2006, the additions to goodwill relate primarily to the remaining purchase of TripAdvisor shares and other miscellaneous business acquisitions. The deductions from goodwill for both 2007 and 2006 primarily relate to the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized.

The following table presents the components of our intangible assets with definite lives as of December 31, 2007 and 2006:

	December 31, 2007				December 31, 2006
				Weighted				Weighted
		Accumulated		Average		Accumulated		Average
	Cost	Amortization	Net	Life	Cost	Amortization	Net	Life
		(In thousands)		(In years)		(In thousands)		(In years)

Distribution agreements	$177,426	$(154,091)	$23,335	5.5	$177,426	$(132,643)	$44,783	5.5
Supplier relationship	212,514	(206,464)	6,050	4.2	212,101	(186,399)	25,702	4.2
Technology	203,028	(183,082)	19,946	4.5	196,197	(157,186)	39,011	4.5
Customer lists	26,549	(20,723)	5,826	4.6	25,396	(19,175)	6,221	4.7
Affiliate agreements	33,049	(14,899)	18,150	10.0	33,049	(11,594)	21,455	10.0
Domain names	10,940	(5,729)	5,211	5.7	10,871	(3,812)	7,059	5.7
Other	61,809	(36,816)	24,993	6.0	49,052	(31,032)	18,020	6.5

Total	$725,315	$(621,804)	$103,511	5.0	$704,092	$(541,841)	$162,251	5.1

Amortization expense was $77.6 million, $110.8 million and $126.1 million for the years ended December 31, 2007, 2006 and 2005. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2007, assuming no subsequent impairment of the underlying assets, is as follows:

Amortization of
Intangible Assets
(In thousands)

2008	$57,166
2009	17,975
2010	9,736
2011	7,584
2012	6,317
2013 and thereafter	4,733

Total	$103,511

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 6 —	Debt

Credit Facility

In July 2005, we entered into a $1.0 billion five-year unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain Expedia subsidiaries and expires in August 2010. The $585.0 million carrying amount of the borrowing approximates its fair value as of December 31, 2007. The facility bears interest based on market interest rates plus a spread, which is determined based on our financial leverage. The interest rate was 5.70% as of December 31, 2007. The annual fee to maintain the facility is 0.1% on the unused portion of the facility, or approximately $1.0 million if all of the facility is unused. The facility also contains financial covenants consisting of a leverage ratio and a minimum net worth requirement. As of February 15, 2008, $85.0 million of the borrowings outstanding at December 31, 2007 under the credit facility had been repaid.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the amount available to us. As of December 31, 2007, and December 31, 2006, there was $52.3 million of outstanding stand-by LOCs issued under the facility.

Long-term Debt

In August 2006, we privately placed $500.0 million of senior unsecured notes due 2018. In March 2007, we completed an offer to exchange these notes for registered notes having substantially the same financial terms and covenants as the original notes (the unregistered and registered notes collectively, the “Notes”).The Notes bear a fixed rate interest of 7.456% with interest payable semi-annually in February and August of each year. The amount of accrued interest related to the Notes was $14.0 million and $13.4 million as of December 31, 2007 and 2006. The Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such Notes, at 100% of the principal amount plus accrued interest. We may redeem the Notes in accordance with the terms of the agreement, in whole or in part at any time at our option.

The fair value of our Notes was approximately $517.0 million and $520.0 million as of December 31, 2007 and 2006 based on the quoted market price.

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

The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date. Components of our derivative liabilities balance are as follows:

	December 31,
	2007	2006
	(In thousands)

Cross-currency swaps	$20,682	$13,060
Ask Jeeves Notes	14,600	15,900
Stock warrants	500	31

	$35,782	$28,991

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Ask Jeeves Notes

As a result of the Spin-Off, we assumed certain obligations to IAC related to IAC’s Ask Jeeves Notes. When holders of the Ask Jeeves Notes convert their notes, they will receive shares of both IAC and Expedia common stock. Under the terms of the Spin-Off, we are obligated to issue shares of our common stock to IAC for delivery to the holders of the Ask Jeeves Notes, or pay cash in equal value, in lieu of issuing such shares, at our option. This obligation represents a derivative liability on our consolidated balance sheet because it is not indexed solely to shares of our common stock. We record the fair value of this derivative obligation on our consolidated balance sheets with any changes in fair value recorded in our consolidated statements of income in Other, net. The estimated fair value of this liability fluctuates primarily based on changes in the price of our common stock.

In 2007, 2006 and 2005, certain of these notes were converted and we released approximately 0.3 million, 3.5 million and 37,000 shares of our common stock from escrow with a fair value of $6.6 million, $80.8 million and $0.9 million to satisfy the conversion requirements. In 2007, 2006 and 2005, we recognized a net unrealized gain (loss) of $(5.3) million, $8.1 million and $(6.0) million related to these Ask Jeeves Notes. As of December 31, 2007 and 2006, the related derivative liability balance was $14.6 million included in accrued expenses and $15.9 million included in other long-term liabilities on our consolidated balance sheets.

As of December 31, 2007, we estimate that we could be required to release from escrow up to 0.5 million shares of our common stock (or pay cash in equal value, in lieu of issuing such shares, at our option). The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation to satisfy demands for conversion ceases.

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

Upon maturity, these cross-currency swap agreements call for the exchange of notional amounts. These swaps have been designated as cash flow hedges and are re-measured at fair value each reporting period. The fair values of our cross-currency swaps are determined based on the present value of net future cash payments and receipts, and fluctuate based on changes in market interest rates and the Euro/U.S. dollar exchange rate. The hedges have been determined to be perfectly effective, at designation and on an ongoing basis. As such, we record the total change in the fair value of the hedges in OCI each period, and concurrently reclassify a portion of the gain or loss to other income (expense), net to perfectly offset gains or losses related to transactional remeasurement of the hedged items. We are not able to predict future gains or losses due to remeasurement of the hedged items, or the equivalent reclassifications of the gains or losses on the hedges from accumulated OCI to earnings. There was no ineffectiveness related to these cash flow hedges for the years ended December 31, 2007, 2006 and 2005. As of December 31, 2007 and 2006, the related derivative liability balances were $20.7 million and $13.1 million and were included in other long-term liabilities on our consolidated balance sheets.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

In addition, as of December 31, 2007, we had $21.1 million of cash held by counterparties as collateral for our cross-currency swaps, which is classified in long-term investments and other assets on our consolidated balance sheet.

Stock Warrants

In connection with prior transactions, IAC assumed a number of stock warrants that were adjusted to become exercisable into IAC common stock and subsequent to the Spin-Off, also in our common stock. As of December 31, 2007, there are approximately 42,700 of these stock warrants outstanding with expiration dates through May 2010. Each stock warrant represents the right to receive the number of shares of IAC common stock and Expedia common stock that the stock warrant holder would have received had the holder exercised the stock warrant immediately prior to the Spin-Off. Under the terms of the Spin-Off between IAC and Expedia, we assumed the obligation to deliver our common stock to the stock warrant holders upon exercise and will receive a portion of the proceeds from exercise. This obligation represents a derivative instrument that we record at fair value on our consolidated balance sheets with any changes in value recorded in our consolidated statements of income in Other, net. The estimated fair value of this liability fluctuates based on changes in the price of our common stock.

NOTE 8 —	Employee Benefit Plans

Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 16% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $9.2 million, $8.0 million and $6.0 million for the years ended December 31, 2007, 2006 and 2005.

NOTE 9 —	Stock-Based Awards and Other Equity Instruments

Pursuant to the 2005 Expedia, Inc. Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards (“RSA”), RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2007, we had approximately 4.3 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.

As described below in “Modification of Stock-Based Compensation Awards,” certain stock options, restricted stock, RSUs and other equity based awards granted to our employees, officers, directors and consultants by IAC prior to the Spin-Off were converted into awards based on our common stock in connection with the Spin-Off. For the period from January 1, 2005 to August 8, 2005, IAC allocated to us stock-based compensation expense that was attributable to our employees.

RSUs, which are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests, are our primary form of stock-based award. We record RSUs that will settle in cash as a liability and we remeasure them to fair value at the end of each reporting period. These awards that settle in cash and the resulting liability are insignificant. Our RSUs generally vest over five years, but may accelerate in certain circumstances, including certain changes in control.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents a summary of RSU awards from August 9, 2005 through December 31, 2007:

		Weighted
		Average Grant-
		Date Fair
	RSUs	Value
	(In thousands)

Granted at Spin-Off, based on conversion of IAC awards	5,848	$23.97
Granted	497	25.28
Vested and released	(144)	23.19
Cancelled	(436)	24.38

Balance as of December 31, 2005	5,765	24.08
Granted	5,016	18.59
Vested and released	(1,337)	23.94
Cancelled	(1,923)	23.09

Balance as of December 31, 2006	7,521	20.72
Granted	3,768	22.92
Vested and released	(1,538)	21.72
Cancelled	(1,489)	21.20

Balance as of December 31, 2007	8,262	21.43

Included in RSUs outstanding at December 31, 2007 are approximately 0.9 million RSUs to certain senior executives, whereby future vesting is tied to achievement of performance targets. The total fair value of shares vested and released during the years ended December 31, 2007, 2006 and 2005 was $33.4 million, $31.9 million and $3.3 million.

We have fully vested stock warrants with expiration dates through February 2012 outstanding, certain of which trade on the NASDAQ under the symbols “EXPEW” and “EXPEZ.” Each stock warrant is exercisable for a certain number of shares of our common stock or a fraction thereof.

The following table presents a summary of our stock warrants (equivalent shares) from December 31, 2006 through December 31, 2007:

	Weighted	Outstanding			Outstanding
	Average	Warrants at			Warrants at
	Exercise	December 31,			December 31,
Expiration Date	Price	2006	Exercised	Cancelled	2007
	(In thousands, except per warrant data)

February 2012	$25.56	16,094	—	—	16,094
February 2009	31.22	7,295	—	—	7,295
February 2009	11.93	11,094	(7)	(2)	11,085
November 2009 to May 2010	13.23	163	—	—	163

		34,646	(7)	(2)	34,637

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents a summary of our stock option transactions from August 9, 2005 through December 31, 2007:

		Weighted
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Granted at Spin-Off, based on conversions from IAC options	41,097	$12.87
Exercised	(12,540)	5.79
Cancelled	(851)	24.62

Balance as of December 31, 2005	27,706	15.71
Exercised	(3,657)	9.41
Cancelled	(916)	20.38

Balance as of December 31, 2006	23,133	16.52
Exercised	(13,242)	10.30
Cancelled	(216)	29.61

Balance as of December 31, 2007	9,675	24.74	4.8	$80,619

Exercisable as of December 31, 2007	5,875	19.97	3.0	73,107

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2007, based on our closing stock price of $31.62 as of the last trading date. The total intrinsic value of stock options exercised was $299.4 million, $34.7 million and $213.2 million for the years ended December 31, 2007, 2006 and 2005. Since the Spin-off on August 9, 2005, we have not granted options. The expected to vest balance as of December 31, 2007 is equal to the outstanding balance at that date.

The following table presents a summary of our stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Remaining		Weighted-
		Average	Contractual		Average
Range of Exercise Prices	Shares	Price Per Share	Life	Shares	Exercise Price
	(In thousands)		(In years)	(In thousands)

$ 0.01 - $5.00	268	$3.53	3.8	268	$3.53
5.01 - 8.00	44	6.45	1.5	44	6.45
8.01 - 12.00	749	9.99	1.7	749	9.99
12.01 - 18.00	1,099	14.63	4.2	1,099	14.63
18.01 - 25.00	2,732	21.41	2.7	2,732	21.41
25.01 - 35.00	2,812	28.38	7.1	412	27.71
35.01 - 45.00	1,935	38.07	6.0	535	37.34
45.01 - 97.00	36	73.27	2.0	36	73.27

0.01 - 97.00	9,675	24.74	4.8	5,875	19.97

In 2007, 2006 and 2005, we recognized stock-based compensation expense of $62.8 million, $80.3 million and $91.7 million. In 2005, we recorded a cumulative benefit from the change in estimated forfeiture rates of approximately $43.4 million, which reduced the stock-based compensation expense. The total income tax

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

benefit related to stock-based compensation expense was $21.7 million, $27.0 million and $31.3 million for 2007, 2006 and 2005.

In 2005, due to the Spin-off from IAC and the then actual and expected turnover of our employees, we performed assessments of forfeiture rates used in the determination of our stock-based compensation expense (the “2005 assessments”). Prior to the 2005 assessments, which were specific to the Expedia spin-off group, forfeiture estimates had been determined at the IAC consolidated level. The 2005 assessments included analyses of the actual number of awards that were vested or forfeited through December 31, 2005 and an estimate of forfeitures to be incurred in the future, using historical rates, as well as reviews of the forfeiture characteristics by award type. As part of the assessments we stratified award forfeitures by semi-annual increments to determine the impact time remaining to vest had on forfeiture activity. These analyses resulted in forfeiture rate ranges from 4% to 34% depending on each respective award’s time remaining to vest, and award type, versus an estimated flat rate of 7% prior to the 2005 assessments. The change in forfeiture rate estimate resulted in a cumulative benefit of approximately $43.4 million and corresponding reduction of stock-based compensation expense during 2005. We evaluate our forfeiture rates, on a periodical and at least semi-annual basis, and update the rates we use in the determination of our stock-based compensation expense.

Cash received from stock-based award exercises for the years ended December 31, 2007 and 2006 was $55.0 million and $35.3 million. Our employees that held vested stock options prior to the Spin-Off received vested stock options in both Expedia and IAC. As these stock options are exercised, we receive a tax deduction. Total current income tax benefits during the years ended December 31, 2007 and 2006 associated with the exercise of IAC and Expedia stock-based awards held by our employees were $120.8 million and $34.3 million, of which we recorded approximately $9.4 million and $16.9 million as a reduction of goodwill.

In October 2007, our Chairman and Senior Executive exercised options to purchase 9.5 million shares. 2.3 million shares were withheld and concurrently cancelled by the Company to cover the exercise price of $8.59 per share and 3.5 million shares were withheld and concurrently cancelled to cover tax obligations, with a net delivery of 3.7 million shares.

As of December 31, 2007, there was approximately $166.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 3.34 years.

Modification of Stock-Based Awards

In connection with the Spin-Off, all existing IAC stock-based awards, which included RSUs, stock options and warrants, were converted as follows:

•	each vested stock option to purchase shares of IAC common stock converted into an option to purchase shares of IAC common stock and an option to purchase shares of Expedia common stock;

•	each unvested stock option to purchase shares of IAC common stock converted into a stock option to purchase shares of common stock of the applicable company for which the employee worked following the Spin-Off;

•	all RSUs converted into RSUs of the applicable company for which the employee worked following the Spin-Off; and

•	each vested and unvested warrant converted into a warrant to purchase shares of IAC common stock and a warrant to purchase shares of Expedia common stock.

The adjustments to the number of shares subject to each option and the option exercise prices were based on the relative market capitalization of IAC and Expedia immediately following the Spin-Off. These modifications resulted in a one-time expense of $5.4 million due to the increase in the estimated fair value of

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

vested stock options. Expenses related to incremental value due to modification of warrants, RSUs and unvested stock options were not material.

NOTE 10 —	Income Taxes

The following table presents a summary of our U.S. and foreign income (loss) before income taxes and minority interest:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

U.S.	$500,624	$388,588	$424,733
Foreign	(3,640)	(3,690)	(10,862)

Total	$496,984	$384,898	$413,871

The following table presents a summary of our income tax expense components:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current income tax expense:
Federal	$182,960	$144,194	$108,180
State	16,837	4,581	9,190
Foreign	4,900	1,328	409

Current income tax expense	204,697	150,103	117,779
Deferred income tax (benefit) expense:
Federal	(8,041)	(8,803)	69,238
State	7,062	(1,572)	(2,654)
Foreign	(604)	(277)	1,614

Deferred income tax (benefit) expense:	(1,583)	(10,652)	68,198
Income tax expense	$203,114	$139,451	$185,977

For all periods presented, we have computed current and deferred tax expense using our stand-alone effective tax rate. As of December 31, 2007, our current income tax receivable represents amounts that we expect to be refundable from the Internal Revenue Service and other tax authorities.

For the period January 1, 2005 through the Spin-Off date, we were a member of the IAC consolidated tax group. Accordingly, IAC filed a federal income tax return and certain state income tax returns on a combined basis with us for that period. IAC paid the entire combined income tax liability related to these filings. As such, our estimated income tax liability for this period was transferred to IAC upon Spin-Off. Under the terms of the Tax Sharing Agreement, IAC could make certain elections in preparation of these tax returns, which changed the amount of income taxes owed for the period before the Spin-Off. We recorded those changes as adjustments to stockholders’ equity in accordance with EITF No. 94-10, Accounting by a Company for the Income Tax Effects of Transactions Among or With its Shareholders under FASB Statement 109.

We reduced our current income tax payable by $120.8 million, $34.3 million and $50.6 million for the years ended December 31, 2007, 2006 and 2005, for tax deductions attributable to stock-based compensation. For 2007, 2006 and 2005, we recorded $9.4 million, $16.9 million and $25.3 million of the related income tax benefits of this stock-based compensation as a reduction of goodwill.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The tax effect of cumulative temporary differences and net operating losses that give rise to our deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Provision for accrued expenses	$23,705	$16,949
Deferred revenue	3,041	3,001
Net operating loss and tax credit carryforwards	23,856	21,145
Capitalized R&D expenditures	14,834	18,137
Stock-based compensation	45,269	41,711
Investment impairment	8,556	8,441
Other	10,590	5,719

Total deferred tax assets	129,851	115,103
Less valuation allowance	(27,911)	(24,219)

Net deferred tax assets	$101,940	$90,884

Deferred tax liabilities:
Prepaid merchant bookings and prepaid expenses	$(39,825)	$(24,910)
Intangible assets	(375,069)	(385,100)
Investment in subsidiaries	(10,823)	(11,127)
Unrealized gains	(18,719)	(13,356)
Property, plant and equipment	(20,951)	(20,490)
Other	(53)	(331)

Total deferred tax liabilities	$(465,440)	$(455,314)

Net deferred tax liability	$(363,500)	$(364,430)

At December 31, 2007, we had state and foreign net operating loss carryforwards (“NOLs”) of approximately $41.6 million and $54.0 million. If not utilized, the state NOLs will expire at various times between 2008 and 2027, $52.8 million foreign NOLs can be carried forward indefinitely, and $1.2 million foreign NOLs will expire at various times between 2008 and 2012.

At December 31, 2007, we had a valuation allowance of approximately $27.9 million related to the portion of net operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. This amount represented an increase of approximately $3.7 million over the amount recorded as of December 31, 2006 and was primarily attributable to an increase in foreign operating losses. The tax benefit for approximately $2.1 million of the valuation allowance recorded at December 31, 2007 will be recorded as a reduction of goodwill if recognized in future years.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to income before income taxes and minority interest is as follows:

	2007	2006	2005
	(In thousands)

Income tax expense at the federal statutory rate of 35%	$173,944	$134,714	$144,855
State income taxes, net of effect of federal tax benefit	9,844	4,813	8,302
Non-deductible stock compensation	831	13	15,030
Unrealized (gain) loss on derivative	2,012	(2,848)	2,115
Change in valuation allowance	2,031	2,537	9,681
Foreign taxes	4,878	1,475	3,811
Other, net	9,574	(1,253)	2,183

Income tax expense	$203,114	$139,451	$185,977

By virtue of the previously filed separate company and consolidated income tax returns filed with IAC, we are routinely under audit by federal, state, local and foreign authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns. We are no longer subject to tax examinations by tax authorities for years prior to 1998.

In addition, we have a tax allocation agreement with Microsoft Corporation (“Microsoft”) as well as the Tax Sharing Agreement with IAC. For additional information about these agreements, see Note 15 — Related Party Transactions.

On January 1, 2007, we adopted FIN 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. As a result of the adoption of FIN 48, we recognized an approximately $18.6 million increase in the liability for uncertain tax positions, of which $14.4 million of the increase was accounted for as an increase to the January 1, 2007 balance of goodwill as the underlying tax positions related to business combinations and $4.2 million as a reduction to the January 1, 2007 balance of retained earnings. These amounts do not include the federal tax benefits associated with these positions, which are immaterial. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows, in thousands:

Balance at January 1, 2007(1)	$63,710
Additions based on tax positions related to the current year	104,231
Interest	5,652

Balance at December 31, 2007(2)	$173,593

(1)	As of January 1, 2007, we had $63.7 million of unrecognized tax benefits, of which $45.1 million existed prior to the adoption of FIN 48 and were classified as taxes payable in current liabilities, net of a $2.0 million federal benefit.

(2)	As of December 31, 2007, we had $173.6 million of unrecognized tax benefits, of which $172.1 million is classified as long-term and included in Other long-term liabilities on our consolidated balance sheet.

Included in the balance at December 31, 2007 were $17.0 million of liabilities for uncertain tax positions that, if recognized, would decrease our provision for income taxes. Also included in the balance at December 31, 2007 were $118.9 million, of which $94.6 million was added in 2007, of excess tax benefits that resulted from our Chairman and Senior Executive’s exercises of stock options during 2007 and 2005. If the IRS were to make a final determination that IAC and not Expedia were entitled to such deductions, then under the terms of our Tax Sharing Agreement, IAC would pay to Expedia an amount equal to any such tax benefit at such

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

time as it were actually realized by IAC. Therefore an unfavorable outcome related to this position would not materially impact our effective tax rate or our cash flows.

We recognize interest and penalties related to our liabilities for uncertain tax positions in income tax expense. As of December 31, 2007 and 2006, we had approximately $10.6 million and $5.0 million accrued for the potential payment of estimated interest. During the years ended December 31, 2007 and 2006, we recognized approximately $3.5 million and $2.2 million of interest, net of federal benefit, related to our liabilities for uncertain tax positions. No interest was recognized during 2005.

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

Share Repurchases

On August 15, 2007, we completed a tender offer pursuant to which we acquired 25 million tendered shares of our common stock at a purchase price of $29.00 per share, for a total cost of $725.0 million plus fees and expenses relating to the tender offer. We borrowed $500.0 million under our existing credit facility to fund a portion of the purchase price for the shares and used cash on-hand for the remainder of the purchase price and to pay related fees and expenses.

On January 19, 2007, we completed a tender offer pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share, for a total cost of $660.0 million plus fees and expenses relating to the tender offer. We funded the purchase price for the shares using cash on-hand.

During 2006, we completed the repurchase of 20 million shares of our common stock for a total cost of $288.0 million, representing an average price of $14.42 per share including transaction costs. All shares were repurchased in the open market at prevailing market prices.

In addition, during 2006 our Board of Directors authorized share repurchases of up to 20 million outstanding shares of our common stock. As of February 15, 2008, we had not made any share repurchases under this authorization. There is no fixed termination date for the repurchase.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive income, net of tax:

	December 31,
	2007	2006
	(In thousands)

Accumulated unrealized gains (losses) on derivatives	$339	$(2,679)
Accumulated foreign currency translation adjustments	31,426	14,658

Total Accumulated Other Comprehensive Income	$31,765	$11,979

Other Comprehensive Income

The following table presents the changes in the components of other comprehensive income, net of tax:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net Income	$295,864	$244,934	$228,730
Other Comprehensive Income (Loss)
Currency translation adjustments	16,768	14,696	(6,465)
Unrealized gains (losses) on derivatives, net of taxes:
Unrealized holding gains (losses), net of tax effect of $2,078 in 2007, $4,300 in 2006 and $(5,859) in 2005	(5,545)	(7,832)	9,722
Less: reclassification adjustment for net (gains) losses recognized during the period, net of tax effect of $(3,210) in 2007, $(3,691) in 2006 and $6,835 in 2005	8,563	6,713	(11,341)
Unrealized gains on available for sale securities, net of taxes:
Reversal of unrealized gains on eLong warrant upon business acquisition, net of tax effect of $16,382 in 2005	—	—	(27,182)

Other comprehensive income (loss)	19,786	13,577	(35,266)

Total Comprehensive Income	$315,650	$258,511	$193,464

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

Basic Earnings Per Share

Basic earnings per share was calculated for the years ended December 31, 2007 and 2006 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. As of December 31, 2007 and 2006 we had 751 and 846 shares of preferred stock outstanding, the impact of which on our earnings per share calculation is immaterial.

For the year ended December 31, 2005, we computed basic earnings per share using the number of shares of common stock and Class B common stock outstanding immediately following the Spin-Off, as if such

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

shares were outstanding for the entire period prior to the Spin-Off, plus the weighted average of such shares outstanding following the Spin-Off.

Diluted Earnings Per Share

For the years ended December 31, 2007, 2006 and 2005, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of restricted stock units using the treasury stock method, and (iii) the shares we are contractually obligated to issue associated with the Ask Jeeves Notes, if converted, and other stock-based commitments.

The following table presents our basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net income	$295,864	$244,934	$228,730
Net earnings per share available to common stockholders:
Basic	$1.00	$0.72	$0.68
Diluted	0.94	0.70	0.65
Weighted average number of shares outstanding:
Basic	296,640	338,047	336,819
Dilutive effect of:
Options to purchase common stock	7,384	7,744	5,568
Warrants to purchase common stock	7,574	3,600	5,007
Other dilutive securities	2,635	2,790	2,136

Diluted	314,233	352,181	349,530

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 13 —	Other Income (Expense)

Other, net

The following table presents the components of other, net:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Unrealized gain (loss) on derivative instruments, net	$(5,748)	$8,137	$(6,042)
Federal excise tax refunds	12,058	—	—
Foreign exchange rate gains (losses), net	(22,047)	10,367	(638)
Equity income (loss) of unconsolidated affiliates	(2,614)	2,541	1,668
Other	(256)	(2,275)	(3,416)

Total	$(18,607)	$18,770	$(8,428)

During the second quarter of 2007, we recorded refunds based on notification from the Internal Revenue Service (“IRS”) totaling $14.7 million related to Federal Excise Tax (“FET”) taxes remitted to the IRS but not

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Write-off of Long-term Investment

In 2005, we received information regarding the deteriorating financial condition of our long-term investment in a leisure travel company and we determined that it was not likely we would recover any of our investment because the decline in its value was determined to be other-than-temporary. As a result, we recorded a loss related to this impairment of $23.4 million in write-off of long-term investment in our consolidated statements of income. In 2006, we sold our investment for de minimis consideration.

NOTE 14 —	Commitments and Contingencies

Letters of Credit, Purchase Obligations and Guarantees

We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2007:

		By Period
		Less than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)

Purchase obligations	$32,307	$26,437	$5,870	$—	$—
Guarantees	106,668	106,358	310	—	—
Letters of credit	52,339	51,716	623	—	—

	$191,314	$184,511	$6,803	$—	$—

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

Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no claims made against any stand-by LOCs during the years ended December 31, 2007, 2006 and 2005.

Lease Commitments

We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2018. In June 2007, we entered into a ten-year lease for approximately 348,000 square feet of office space for our new headquarters located in Bellevue, Washington. We expect the term and cash payments related to this lease to begin in

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

November 2008. For the years ended December 31, 2007, 2006 and 2005, we recorded rental expense of $33.2 million, $29.7 million and $26.0 million.

The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2007, in thousands:

Year Ending December 31,

2008	$31,033
2009	31,727
2010	29,572
2011	28,261
2012	27,332
2013 and thereafter	97,265

$245,190

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

Litigation Relating to Hotel Occupancy Taxes.  Lawsuits have been filed by thirty-nine cities and counties involving hotel occupancy taxes. In addition, there have been five consumer lawsuits filed relating to taxes and fees. The municipality and consumer lawsuits are in various stages ranging from responding to the complaint to discovery. We continue to defend these lawsuits vigorously. To date, thirteen of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Four dismissals (Pitt County, North Carolina, Findlay, Ohio, Columbus and Dayton, Ohio and City of Orange, Texas) were based on a finding that the defendants were not subject to the local hotel occupancy tax ordinance. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes in the amount of $19.0 million and $17.5 million at December 31, 2007 and 2006, respectively. Our reserve is based on our best estimate and the ultimate resolution of these issues may be greater or less than the liabilities recorded.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 15 —	Related Party Transactions

Expenses Allocated from IAC

Prior to Spin-Off, our operating expenses include allocations from IAC for accounting, treasury, legal, tax, corporate support, human resource functions and internal audit. Expenses allocated from IAC were $5.0 million for the period from January 1, 2005 to August 8, 2005. We recorded the expense allocation from IAC in general and administrative expense in our consolidated statements of income.

Additional allocations from IAC prior to the Spin-Off related to stock-based compensation expense attributable to our employees. Stock-based compensation expense allocated from IAC was $56.5 million for the period from January 1, 2005 to August 8, 2005.

Interest Income from IAC

The interest income from IAC recorded in our consolidated statements of income for the year ended December 31, 2005 arose from intercompany receivable balances from IAC. The interest income from IAC ceased upon Spin-Off on August 9, 2005.

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

In addition, in conjunction with the Spin-Off, we entered into a joint ownership and cost sharing agreement with IAC, under which IAC transferred to us 50% ownership in an airplane, which is available for use by both companies. We share equally in capital costs; operating costs are pro-rated based on actual usage. In May 2006, the airplane was placed in service and is being depreciated over 10 years. As of December 31, 2007 and 2006, the net basis in our ownership interest was $18.9 million and $19.7 million recorded in long-term investments and other assets on our consolidated balance sheets. In 2007 and 2006, operating and maintenance costs paid directly to IAC for the airplane were $0.4 million and $0.6 million. We had $0.3 million in related accounts payable as of December 31, 2006. There was no such payable as of December 31, 2007.

Commercial Agreements with IAC

Since the Spin-Off, we have continued to work with some of IAC’s businesses pursuant to a variety of commercial relationships. These commercial agreements generally include (i) distribution agreements, pursuant to which certain subsidiaries of IAC distribute their respective products and services via arrangements with

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In 2007, we received $0.1 million from IAC businesses, and paid $8.2 million to IAC businesses. In 2006, we received $1.9 million from IAC businesses, and paid $31.3 million to IAC businesses. From August 9, 2005 to December 31, 2005, we received $0.8 million from IAC businesses and paid $10.7 million to IAC businesses. Amounts payable to IAC businesses, which are included in accounts payable, other, totaled $1.0 million and $1.1 million as of December 31, 2007 and 2006.

Other Transactions with IAC

In the fourth quarter of 2006, eLong sold one of its businesses to a subsidiary of IAC for $14.6 million.

Agreements with Microsoft Corporation

We have various agreements with Microsoft, which was the beneficial owner of more than 5% of our outstanding common stock prior to 2007. One of these agreements maintains our presence as the provider of travel shopping services on MSN.com and several international MSN websites. Total fees we paid with respect to these agreements were $26.5 million and $20.0 million for the years ended December 31, 2006 and 2005.

Prior to November 1999, Microsoft owned 100% of our outstanding common stock. Concurrent with our separation from them, we entered into a tax allocation agreement whereby we were required to pay Microsoft for a portion of the tax savings resulting from the exercise of certain stock options when realized on our tax return. As of December 31, 2006 our obligation related to this agreement was $30.3 million, classified as “accrued expenses” on our consolidated balance sheets. During 2007 and 2006 we realized $30.3 million and $6.0 million of tax savings on our tax returns, and remitted an equivalent amount to Microsoft during these periods. We have no remaining obligation to Microsoft under this agreement as of December 31, 2007.

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

Our North America segment provides a full range of travel and/or advertising services to customers primarily located in the United States, Canada and Mexico. This segment operates through a variety of brands including Classic Vacations, Expedia.com, Hotels.com, Hotwire.com and TripAdvisor. Our Europe segment provides travel services primarily through localized Expedia websites in Austria, Denmark, France, Germany, Ireland, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom, as well as localized versions of Hotels.com in various European countries.

Corporate and Other includes ECT, Expedia Asia Pacific and unallocated corporate functions and expenses. ECT provides travel products and services to corporate customers in North America and Europe. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

China, localized Expedia websites in Australia, Japan and New Zealand, as well as localized versions of Hotels.com in various Asian countries. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense in Corporate and Other.

The following table presents our segment information for the years ended December 31, 2007 and 2006. We have not reported segment information for the year ended December 31, 2005, as it is not practicable to do so. In addition, as a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Year Ended December 31,
	2007
			Corporate
	North America	Europe	and Other	Total
	(In thousands)

Revenue	$1,897,995	$606,997	$160,340	$2,665,332

Operating Income Before Amortization (Unaudited)	$821,144	$207,747	$(359,404)	$669,487
Amortization of intangible assets	—	—	(77,569)	(77,569)
Stock-based compensation	—	—	(62,849)	(62,849)
Amortization of non-cash distribution and marketing	—	—	—	—

Operating income (loss)	$821,144	$207,747	$(499,822)	$529,069

	Year Ended December 31,
	2006				2005
			Corporate
	North America	Europe	and Other	Total	Total
	(In thousands)

Revenue	$1,666,804	$452,012	$118,770	$2,237,586	$2,119,455

Operating Income Before Amortization (Unaudited)	$735,458	$157,945	$(294,385)	$599,018	$627,441
Amortization of intangible assets	—	—	(110,766)	(110,766)	(126,067)
Impairment of intangible asset	—	—	(47,000)	(47,000)	—
Stock-based compensation	—	—	(80,285)	(80,285)	(91,725)
Amortization of non-cash distribution and marketing	(9,638)	—	—	(9,638)	(12,597)

Operating income (loss)	$725,820	$157,945	$(532,436)	$351,329	$397,052

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Reconciliation of OIBA to Operating Income and Net Income

The following table presents a reconciliation of OIBA to operating income and net income for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

OIBA (Unaudited)	$669,487	$599,018	$627,441
Amortization of intangible assets	(77,569)	(110,766)	(126,067)
Impairment of intangible asset	—	(47,000)	—
Stock-based compensation	(62,849)	(80,285)	(91,725)
Amortization of non-cash distribution and marketing	—	(9,638)	(12,597)

Operating Income	529,069	351,329	397,052
Interest income, net	(13,478)	14,799	48,673
Write-off of long-term investment	—	—	(23,426)
Other, net	(18,607)	18,770	(8,428)
Provision for income taxes	(203,114)	(139,451)	(185,977)
Minority interest in (income) loss of consolidated subsidiaries, net	1,994	(513)	836

Net Income	$295,864	$244,934	$228,730

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Geographic Information

The following table presents revenue by geographic area, the United States and all other countries, for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenue
United States	$1,812,380	$1,615,929	$1,619,603
All other countries	852,952	621,657	499,852

	$2,665,332	$2,237,586	$2,119,455

The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006
	(In thousands)

Property and equipment, net
United States	$158,574	$120,483
All other countries	20,916	16,661

	$179,490	$137,144

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 17 —	Valuation and Qualifying Accounts

We accrue the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees. The following table presents the changes in the valuation and qualifying accounts.

	Balance of		Charges to		Balance at
	Beginning of	Charges to	Other		End of
Description	Period	Earnings	Accounts	Deductions	Period
			(In thousands)

2007
Allowance for doubtful accounts	$4,874	$4,289	$395	$(3,477)	$6,081
Credit card charge-backs	3,635	80	—	(176)	3,539
Cancellation fees	2,411	492	—	(142)	2,761

Total	$10,920	$4,861	$395	$(3,795)	$12,381

2006
Allowance for doubtful accounts	$3,914	$2,747	$200	$(1,987)	$4,874
Credit card charge-backs	3,020	785	—	(170)	3,635
Cancellation fees	2,105	78	721	(493)	2,411

Total	$9,039	$3,610	$921	$(2,650)	$10,920

2005
Allowance for doubtful accounts	$2,338	$1,753	$—	$(177)	$3,914
Credit card charge-backs	3,010	596	—	(586)	3,020
Cancellation fees	2,120	—	—	(15)	2,105

	$7,468	$2,349	$—	$(778)	$9,039

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 18 —	Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

Year ended December 31, 2007
Revenue	$550,511	$689,923	$759,596	$665,302
Gross profit	429,213	546,277	608,543	518,898
Operating income	67,334	153,625	179,772	128,338
Net income	34,776	96,136	99,595	65,357
Basic earnings per share(1)	$0.11	$0.32	$0.34	$0.23
Diluted earnings per share(1)	0.11	0.30	0.32	0.22
Year ended December 31, 2006
Revenue	$493,898	$598,458	$613,942	$531,288
Gross profit	374,584	470,009	480,848	409,507
Operating income	26,242	136,255	89,292	99,540
Net income	23,335	95,482	58,977	67,140
Basic earnings per share(1)	$0.07	$0.28	$0.18	$0.20
Diluted earnings per share(1)	0.06	0.27	0.17	0.20

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 19 —	Guarantor and Non-Guarantor Supplemental Financial Information

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$—	$2,439,218	$598,594	$(372,480)	$2,665,332
Cost of revenue	—	471,845	95,449	(4,893)	562,401

Gross profit	—	1,967,373	503,145	(367,587)	2,102,931
Operating expenses:
Selling and marketing	—	996,114	364,213	(367,767)	992,560
General and administrative	—	242,818	78,232	200	321,250
Technology and content	—	142,141	40,362	(20)	182,483
Amortization of intangible assets	—	69,828	7,741	—	77,569

Operating income	—	516,472	12,597	—	529,069
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	349,305	8,230	—	(357,535)	—
Other, net	(58,874)	27,242	(462)	9	(32,085)

Total other income (expense), net	290,431	35,472	(462)	(357,526)	(32,085)

Income before income taxes and minority interest	290,431	551,944	12,135	(357,526)	496,984
Provision for income taxes	5,433	(199,369)	(9,178)	—	(203,114)
Minority interest in loss of consolidated subsidiaries, net	—	—	1,994	—	1,994

Net income	$295,864	$352,575	$4,951	$(357,526)	$295,864

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

ASSETS
Total current assets	$6,595	$1,212,976	$147,639	$(321,555)	$1,045,655
Investment in subsidiaries	6,229,193	480,038	—	(6,709,231)	—
Intangible assets, net	—	926,023	44,734	—	970,757
Goodwill	—	5,611,454	394,884	—	6,006,338
Other assets, net	4,881	175,254	92,537	—	272,672

TOTAL ASSETS	$6,240,669	$8,405,745	$679,794	$(7,030,786)	$8,295,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$337,588	$1,631,601	$126,718	$(321,555)	$1,774,352
Long-term debt	500,000	—	—		500,000
Credit facility	585,000	—	—	—	585,000
Other liabilities and minority interest	—	538,962	79,027	—	617,989
Stockholders’ equity	4,818,081	6,235,182	474,049	(6,709,231)	4,818,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,240,669	$8,405,745	$679,794	$(7,030,786)	$8,295,422

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

ASSETS
Total current assets	$461,397	$911,349	$267,113	$(462,041)	$1,177,818
Investment in subsidiaries	5,951,961	295,989	—	(6,247,950)	—
Intangible assets, net	—	989,668	39,106	—	1,028,774
Goodwill	—	5,593,031	268,261	—	5,861,292
Other assets, net	6,863	137,073	58,412	(5,915)	196,433

TOTAL ASSETS	$6,420,221	$7,927,110	$632,892	$(6,715,906)	$8,264,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$—	$1,601,322	$263,306	$(462,040)	$1,402,588
Long-term debt	500,000	—			500,000
Other liabilities and minority interest	15,931	371,069	76,354	(5,915)	457,439
Stockholders’ equity	5,904,290	5,954,719	293,232	(6,247,951)	5,904,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,420,221	$7,927,110	$632,892	$(6,715,906)	$8,264,317

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)

Operating activities:
Net cash provided by (used in) operating activities	$(1,714)	$611,819	$101,964	$712,069

Investing activities:
Capital expenditures	—	(72,263)	(14,395)	(86,658)
Other, net	1,714	(41,409)	(53,153)	(92,848)

Net cash provided by (used in) investing activities	1,714	(113,672)	(67,548)	(179,506)

Financing activities:
Borrowings on credit facility	755,000	—	—	755,000
Repayments on credit facility	(170,000)	—	—	(170,000)
Treasury stock activity	(1,397,173)	—	—	(1,397,173)
Transfers (to) from related parties	814,386	(814,386)	—	—
Excess tax benefit on equity awards	95,702	—	—	95,702
Withholding taxes for stock option exercises	(121,208)	—	—	(121,208)
Other, net	23,293	14,798	9,609	47,700

Net cash provided by financing activities	—	(799,588)	9,609	(789,979)
Effect of exchange rate changes on cash and cash equivalents	—	22,100	(572)	21,528

Net increase in cash and cash equivalents	—	(279,341)	43,453	(235,888)
Cash and cash equivalents at beginning of year	—	658,540	194,734	853,274

Cash and cash equivalents at end of year	$—	$379,199	$238,187	$617,386

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)

Operating activities:
Net cash provided by (used in) operating activities	$(2,370)	$580,807	$39,003	$617,440

Investing activities:
Capital expenditures	(34)	(83,308)	(9,289)	(92,631)
Other, net	2,404	(33,377)	10,104	(20,869)

Net cash provided by (used in) investing activities	2,370	(116,685)	815	(113,500)

Financing activities:
Short-term borrowings, net	(230,000)	—	—	(230,000)
Proceeds from issuance of long-term debt, net of issuance costs	495,346	—	—	495,346
Treasury stock activity	(295,691)	—	—	(295,691)
Other, net	30,345	449	9,323	40,117

Net cash provided by financing activities	—	449	9,323	9,772
Effect of exchange rate changes on cash and cash equivalents	—	42,446	(300)	42,146

Net increase in cash and cash equivalents	—	507,017	48,841	555,858
Cash and cash equivalents at beginning of year	—	151,523	145,893	297,416

Cash and cash equivalents at end of year	$—	$658,540	$194,734	$853,274

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED COMBINING STATEMENT OF CASH FLOWS

Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
		(In thousands)

Operating activities:
Net cash provided by operating activities	$3,096	$849,057	$7,034	$859,187

Investing activities:
Acquisitions, net of cash acquired	—	(118,915)	129,462	10,547
Transfers to IAC/InterActiveCorp, net	—	(757,206)	—	(757,206)
Other, net	(3,096)	(40,118)	(11,470)	(54,684)

Net cash provided by (used in) investing activities	(3,096)	(916,239)	117,992	(801,343)

Financing activities:
Short-term borrowings, net	230,000	—	—	230,000
Transfers (to) from related parties	(172,504)	172,504	—	—
Withholding taxes for stock option exercises	(86,556)	—	—	(86,556)
Distribution to IAC/InterActiveCorp, net	—	(52,844)	—	(52,844)
Other, net	29,060	(8,906)	(4,247)	15,907

Net cash provided by (used in) financing activities	—	110,754	(4,247)	106,507
Effect of exchange rate changes on cash and cash equivalents	—	(26)	(8,577)	(8,603)

Net increase in cash and cash equivalents	—	43,546	112,202	155,748
Cash and cash equivalents at beginning of year	—	107,977	33,691	141,668

Cash and cash equivalents at end of year	$—	$151,523	$145,893	$297,416

Index to Exhibits

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005
3.1	Amended and Restated Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	08/15/2005
3.2	Certificate of Designations of Expedia, Inc. Series A Cumulative Convertible Preferred Stock		8-K	000-51447	3.2	08/15/2005
3.3	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005
4.1	Equity Warrant Agreement for Warrants to Purchase up to 14,590,514 Shares of Common Stock expiring February 4, 2009, between Expedia, Inc. and The Bank of New York, as Equity Warrant Agent, dated as of August 9, 2005		8-A/A	000-51447	4.2	08/22/2005
4.2	Stockholder Equity Warrant Agreement for Warrants to Purchase up to 11,450,182 Shares of Common Stock, between Expedia, Inc. and Mellon Investor Services LLC, as Equity Warrant Agent, dated as of August 9, 2005		8-A/A	000-51447	4.3	08/22/2005
4.3	Optionholder Equity Warrant Agreement for Warrants to Purchase up to 1,558,651 Shares of Common Stock, between Expedia, Inc. and Mellon Investor Services LLC, as Equity Warrant Agent, dated as of August 9, 2005		8-A/A	000-51447	4.4	08/22/2005
4.4	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006
4.5	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007
4.6	Registration Rights Agreement dated August 21, 2006 by and among Expedia, Inc., the Subsidiary Guarantors listed therein, and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the initial purchasers of Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.2	11/14/2006

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

10.1		Governance Agreement, by and among Expedia, Inc., Liberty Media Corporation and Barry Diller, dated as of August 9, 2005		10-Q	000-51447	10.6	11/14/2005
10.2		First Amendment to Governance Agreement, dated as of June 19, 2007, among Expedia, Inc., Liberty Media Corporation and Barry Diller		8-K	000-51447	10.1	06/19/2007
10.3		Stockholders Agreement, by and between Liberty Media Corporation and Barry Diller, dated as of August 9, 2005		10-Q	000-51447	10.7	11/14/2005
10.4		Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005
10.5		Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005
10.6		Transition Services Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.12	11/14/2005
10.7		Credit Agreement dated as of July 8, 2005, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, Inc., a Nevada corporation, Hotels.com, a Delaware corporation and Hotwire, Inc., a Delaware corporation, as Borrowers; the Lenders party thereto; Bank of America, N.A., as Syndication Agent; Wachovia Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents; JPMorgan Chase Bank, N.A., as Administrative Agent; and J.P. Morgan Europe Limited, as London Agent (“Credit Agreement”)		8-K	333-124303-01	10.1	07/14/2005
10.8		First Amendment to Credit Agreement, dated as of December 7, 2006		SC TO	005-80935	(b)(2)	12/11/2006
10.9		Second Amendment to Credit Agreement, dated as of December 18, 2006		SC TO/A	005-80935	(b)(3)	12/22/2006
10.10		Third Amendment to Credit Agreement, dated as of August 7, 2007		8-K	000-51447	10.1	08/08/2007
10.11		Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007
10	.12*	Expedia, Inc. 2005 Stock and Annual Incentive Plan		S-8	333-127324	4.6	08/09/2005
10	.13*	Expedia, Inc. Non-Employee Director Deferred Compensation Plan		S-4/A	333-124303-01	10.6	06/13/2005
10	.14*	Form of Restricted Stock Unit Agreement (domestic employees)		10-Q	000-51447	10.24	11/14/2006
10	.15*	Form of Restricted Stock Unit Agreement (directors)		10-Q	000-51447	10.9	11/14/2005

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

10	.16*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements		10-Q	000-51447	10.1	05/09/2007
10	.17*	Expedia, Inc. Executive Deferred Compensation Plan, effective as of August 9, 2005		8-K	000-51447	10.1	12/20/2005
10	.18*	Expedia Restricted Stock Unit Agreement between Dara Khosrowshahi and Expedia, Inc., dated March 7, 2006		10-K	000-51447	10.16	03/31/2006
10	.19*	Separation Agreement between Keenan M. Conder and Expedia, Inc., dated July 19, 2006		10-Q	000-51447	10.17	08/11/2006
10	.20*	Separation Agreement between William R. Ruckelshaus and Expedia, Inc., dated August 8, 2006		10-Q	000-51447	10.17	08/11/2006
10	.21*	Employment Agreement between Michael B. Adler and Expedia, Inc., effective as of May 16, 2006		10-Q	000-51447	10.19	11/14/2006
10	.22*	Expedia, Inc. Restricted Stock Unit Agreement between Expedia, Inc. and Michael B. Adler, effective as of May 16, 2006		10-Q	000-51447	10.20	11/14/2006
10	.23*	Employment Agreement by and between Burke Norton and Expedia, Inc., effective October 25, 2006		10-Q	000-51447	10.21	11/14/2006
10	.24*	Expedia, Inc. Restricted Stock Unit Agreement (First Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.22	11/14/2006
10	.25*	Expedia, Inc. Restricted Stock Unit Agreement (Second Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.23	11/14/2006
10	.26*	Separation Agreement between Paul Onnen and Expedia, Inc., dated August 30, 2007		10-Q	000-51447	10.1	11/08/2007
10	.27*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005
10	.28*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005
10	.29*	Employment Agreement by and between Pierre Samec and Expedia, Inc., effective August 7, 2007	X
21		Subsidiaries of the Registrant	X
23.1		Consent of Independent Registered Public Accounting Firm	X
31.1		Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3		Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates reference to filing of IAC/InterActiveCorp