Form 10-Q
period 2008-03-31
Expedia, Inc.
filed 2008-05-02
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ____________
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each of the registrant’s classes of common stock as of April 18, 2008 was:

Common stock, $0.001 par value per share	260,651,271 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Expedia, Inc.
Form 10-Q
For the Quarter Ended March 31, 2008

Part I.
Item 1. Consolidated Financial Statements
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2008	2007

Revenue	$687,817	$550,511
Cost of revenue (1)	151,943	121,298

Gross profit	535,874	429,213

Operating expenses:
Selling and marketing (1)	287,122	222,268
General and administrative (1)	88,401	76,163
Technology and content (1)	52,302	42,252
Amortization of intangible assets	18,051	21,196

Operating income	89,998	67,334

Other income (expense):
Interest income	8,115	7,269
Interest expense	(15,700)	(11,176)
Other, net	(3,673)	(5,495)

Total other expense, net	(11,258)	(9,402)

Income before income taxes and minority interest	78,740	57,932
Provision for income taxes	(28,972)	(23,612)
Minority interest in loss of consolidated subsidiaries, net	1,538	456

Net income	$51,306	$34,776

Net earnings per share available to common stockholders:
Basic	$0.18	$0.11
Diluted	0.17	0.11

Shares used in computing earnings per share:
Basic	285,117	307,828
Diluted	294,031	323,749

(1)	Includes stock-based compensation as follows:

Cost of revenue	$675	$883
Selling and marketing	3,739	3,235
General and administrative	8,950	7,669
Technology and content	4,442	4,073

Total stock-based compensation	$17,806	$15,860

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$697,868	$617,386
Restricted cash and cash equivalents	29,854	16,655
Accounts receivable, net of allowance of $7,785 and $6,081	367,930	268,008
Prepaid merchant bookings	103,302	66,778
Prepaid expenses and other current assets	99,586	76,828

Total current assets	1,298,540	1,045,655
Property and equipment, net	184,422	179,490
Long-term investments and other assets	101,733	93,182
Intangible assets, net	978,683	970,757
Goodwill	6,067,395	6,006,338

TOTAL ASSETS	$8,630,773	$8,295,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$794,173	$704,044
Accounts payable, other	168,144	148,233
Deferred merchant bookings	1,127,352	609,117
Deferred revenue	18,372	11,957
Accrued expenses and other current liabilities	260,356	301,001

Total current liabilities	2,368,397	1,774,352
Long-term debt	500,000	500,000
Credit facility	240,000	585,000
Deferred income taxes, net	360,958	351,168
Other long-term liabilities	215,010	204,886
Minority interest	59,972	61,935
Commitments and contingencies
Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	339	337
Authorized shares: 1,600,000
Shares issued: 338,569 and 337,057
Shares outstanding: 260,582 and 259,489
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	5,922,732	5,902,582
Treasury stock — Common stock, at cost	(1,728,363)	(1,718,833)
Shares: 77,986 and 77,568
Retained earnings	653,510	602,204
Accumulated other comprehensive income	38,192	31,765

Total stockholders’ equity	4,886,436	4,818,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,630,773	$8,295,422

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities:
Net income	$51,306	$34,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	17,068	14,388
Amortization of intangible assets and stock-based compensation	35,857	37,056
Deferred income taxes	7,908	4,443
Unrealized (gain) loss on derivative instruments, net	(4,980)	1,391
Equity in loss of unconsolidated affiliates	823	1,295
Minority interest in loss of consolidated subsidiaries, net	(1,538)	(456)
Foreign exchange (gain) loss on cash and cash equivalents, net	(234)	1,879
Other	615	367
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(93,285)	(71,588)
Prepaid merchant bookings and prepaid expenses	(66,372)	(58,135)
Accounts payable, merchant	88,014	55,309
Accounts payable, other, accrued expenses and other current liabilities	3,995	35,681
Deferred merchant bookings	518,219	480,365
Deferred revenue	6,383	1,285

Net cash provided by operating activities	563,779	538,056

Investing activities:
Capital expenditures, including internal-use software and website development	(33,188)	(18,332)
Acquisitions, net of cash acquired	(82,455)	(39,851)
Increase in long-term investments and deposits	(7,157)	(28,507)

Net cash used in investing activities	(122,800)	(86,690)

Financing activities:
Credit facility borrowings	—	150,000
Credit facility repayments	(345,000)	(150,000)
Changes in restricted cash and cash equivalents	(14,756)	(9,489)
Proceeds from exercise of equity awards	1,665	8,272
Excess tax benefit on equity awards	1,333	820
Treasury stock activity	(9,488)	(666,483)
Other, net	—	393

Net cash used in financing activities	(366,246)	(666,487)
Effect of exchange rate changes on cash and cash equivalents	5,749	(431)

Net increase (decrease) in cash and cash equivalents	80,482	(215,552)
Cash and cash equivalents at beginning of period	617,386	853,274

Cash and cash equivalents at end of period	$697,868	$637,722

Supplemental cash flow information
Cash paid for interest	$25,511	$19,555
Income tax payments, net	7,604	3,151
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)
Note 1 — Basis of Presentation
Description of Business
     Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.comtm, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations, Expedia® Corporate Travel (“ECT”), eLongtm, Inc. (“eLong”) and TripAdvisor® Media Network. In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
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
     We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission (“SEC”).
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
Seasonality
     We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings decreases in the fourth quarter. Because revenue in our merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter.

Notes to Consolidated Financial Statements — (Continued)
Note 2 — Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
     On January 1, 2008, we adopted certain provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies when another standard requires or permits assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require any new fair value measurements. We will adopt the provisions of SFAS 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis on January 1, 2009. The partial adoption of SFAS 157 did not materially impact, nor do we expect the full adoption to materially impact, our consolidated financial statements.
     On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates as defined in the standard. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. As we did not elect fair value treatment for qualifying instruments that existed as of January 1, 2008, the adoption of this Statement did not have an impact on our consolidated financial statements. We may elect to measure qualifying instruments at fair value in the future.
New Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are in the process of evaluating the impact of the adoption of SFAS 141R on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”), which is effective for fiscal years beginning after December 15, 2008. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Upon adoption of SFAS 160, we will recharacterize our minority interest as a noncontrolling interest and classify it as a component of equity in our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We are in the process of evaluating the impact of the adoption of SFAS 161 on our consolidated financial statements.

Notes to Consolidated Financial Statements — (Continued)
Note 3 — Debt
Credit Facility
     Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries and expires in August 2010. We had $240 million and $585 million outstanding under the revolving credit facility as of March 31, 2008 and December 31, 2007. The facility bears interest based on market interest rates plus a spread, which is determined based on our financial leverage. The interest rate was 3.63% as of March 31, 2008 and 5.70% as of December 31, 2007. The annual fee to maintain the facility is 0.1% on the unused portion of the facility, or approximately $1 million if the entire facility is unused.
     The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the amount available to us. As of March 31, 2008, and December 31, 2007, there was $66 million and $52 million of outstanding stand-by LOCs issued under the facility.
Long-term Debt
     Long-term debt relates to $500 million of registered senior unsecured notes due 2018 (the “Notes”). The Notes bear a fixed interest rate of 7.456%, with interest payable semi-annually in February and August of each year. The amount of accrued interest related to the Notes was $5 million and $14 million as of March 31, 2008 and December 31, 2007. The Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such Notes, at 100% of the principal amount plus accrued interest. We may redeem the Notes in accordance with the terms of the agreement, in whole or in part at any time at our option.
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
     As a result of our separation from IAC/InterActiveCorp (“IAC”) on August 9, 2005 (the “Spin-Off”), we assumed certain obligations of IAC related to IAC’s Ask Jeeves Notes. The estimated fair value of this liability fluctuates primarily based on changes in the price of our common stock. As of March 31, 2008 and December 31, 2007, the related derivative liability balance was $10 million and $15 million and is included in accrued expenses and other current liabilities on our consolidated balance sheets. During the three months ended March 31, 2008, no notes were converted into common stock. During the three months ended March 31, 2008 and 2007, we recognized a net unrealized gain of $5 million and a net unrealized loss of $1 million related to these Ask Jeeves Notes.
     As of March 31, 2008, we estimate that we could be required to release from escrow up to 0.5 million shares of our common stock (or pay cash in equal value, in lieu of issuing such shares, at our option). The Ask Jeeves Notes are due June 1, 2008; upon maturity of these notes, our obligation to satisfy demands for conversion ceases.
     We entered into cross-currency swaps to hedge against the change in value of certain intercompany loans denominated in currencies other than the lending subsidiaries’ functional currency. These swaps have been designated as cash flow hedges and are re-measured at fair value each reporting period. The fair values of our cross-currency swaps are determined using Level 3 valuation techniques, as defined in SFAS 157, and are based on the present value of net future cash payments and receipts, which fluctuate based on changes in market interest rates and the euro/U.S. dollar exchange rate. As of March 31, 2008 and December 31, 2007, the related derivative liability balances were $26 million and $21 million and were included in other long-term liabilities on our consolidated balance sheets.

Notes to Consolidated Financial Statements — (Continued)
Note 5 — Stockholders’ Equity
Stock-based Awards
     Stock-based compensation expense relates primarily to expense for stock options and restricted stock units (“RSUs”). Since February 2003, we have awarded RSUs as our primary form of employee stock-based compensation. Our stock-based awards generally vest over five years.
     As of March 31, 2008, we had stock-based awards outstanding representing approximately 19 million shares of our common stock consisting of approximately 10 million RSUs and stock options to purchase approximately 9 million common shares with a weighted average exercise price of $25.05 and weighted average remaining life of 4.6 years.
     Annual employee RSU grants typically occur during the first quarter of each year. During the three months ended March 31, 2008, we granted 3 million RSUs.
     For the three months ended March 31, 2008, stock-based compensation expense was $18 million, consisting of $15 million in expense primarily related to RSUs and $3 million in stock option expense.
Comprehensive Income
     Comprehensive income was $58 million and $36 million for the three months ended March 31, 2008 and 2007. The primary differences between net income as reported and comprehensive income were foreign currency translation adjustments and net gains (losses) on cross-currency hedge contracts.
Note 6 — Earnings Per Share
     The following table presents our basic and diluted earnings per share:

	Three months ended March 31,
	2008	2007
	(in thousands, except per share data)

Net income	$51,306	$34,776

Net earnings per share available to common stockholders:
Basic	$0.18	$0.11
Diluted	0.17	0.11

Weighted average number of shares outstanding:
Basic	285,117	307,828

Dilutive effect of:
Options to purchase common stock	1,471	8,301
Warrants to purchase common stock	5,624	4,998
Other dilutive securities	1,819	2,622

Diluted	294,031	323,749

     The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Note 7 — Acquisitions and Other Investments
     During the three months ended March 31, 2008, we acquired two online travel media content companies and one online travel product and service company. The purchase price of these and other acquisition-related costs totaled $82 million, all

Notes to Consolidated Financial Statements — (Continued)
of which we paid in cash. As a result of these acquisitions, we recorded $54 million in goodwill and $24 million of intangible assets with definite lives. In one of these transactions, we acquired a 74% controlling interest with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the company at fair value at various times through 2011. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward; their effect on consolidated net revenue and operating income during 2008 was not significant.
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
     Litigation Relating to Hotel Occupancy Taxes. Lawsuits have been filed by thirty-nine cities and counties involving hotel occupancy taxes. In addition, there have been five consumer lawsuits filed relating to taxes and fees. The municipality and consumer lawsuits are in various stages ranging from responding to the complaint to discovery. We continue to defend these lawsuits vigorously. To date, fourteen of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Four dismissals (Pitt County, North Carolina, Findlay, Ohio, Columbus and Dayton, Ohio and City of Orange, Texas) were based on a finding that the defendants were not subject to the local hotel occupancy tax ordinance. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes in the amount of $19 million at both March 31, 2008 and December 31, 2007. Our reserve is based on our best estimate and the ultimate resolution of these issues may be greater or less than the liabilities recorded.
Note 9 — Related Party Transactions
Commercial Agreements with IAC
     Since the Spin-Off, we have continued to work with some of IAC’s businesses pursuant to a variety of commercial relationships. These commercial relationships generally include (i) distribution agreements, pursuant to which certain subsidiaries of IAC distribute their respective products and services via arrangements with Expedia, and vice versa, (ii) services agreements, pursuant to which certain subsidiaries of IAC provide Expedia with various services and vice versa and (iii) office space lease agreements. The distribution agreements typically involve the payment of fees, usually on a fixed amount-per-transaction, revenue share or commission basis, from the party seeking distribution of the product or service to the party that is providing the distribution. Net operating expenses related to these transactions were approximately $1 million during the three months ended March 31, 2008.
Note 10 — Segment Information
     We have two reportable segments: North America and Europe. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is “Operating Income Before Amortization” (OIBA as defined below), which includes allocations of certain expenses, primarily cost of revenue and facilities, to the segments. We base the allocations primarily on transaction volumes and other usage metrics; this methodology is periodically evaluated

Notes to Consolidated Financial Statements — (Continued)
and may change. We do not allocate certain shared expenses to reportable segments such as partner services, product development, accounting, human resources and legal. We include these expenses in Corporate and Other.
     Our North America segment provides a full range of travel and/or advertising services to customers primarily located in the United States, Canada and Mexico. This segment operates through a variety of brands including Classic Vacations, Expedia.com, Hotels.com, Hotwire.com and TripAdvisor Media Network. Our Europe segment provides travel services primarily through localized Expedia websites in Austria, Belgium, Denmark, France, Germany, Ireland, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom, as well as localized versions of Hotels.com in various European countries.
     Corporate and Other includes ECT, Expedia Asia Pacific and unallocated corporate functions and expenses. ECT provides travel products and services to corporate customers in North America, Europe and China. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in China, localized Expedia websites in Australia, India, Japan and New Zealand, as well as localized versions of Hotels.com in various Asian countries. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense in Corporate and Other.
     The following table presents our segment information for the three months ended March 31, 2008 and 2007. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Three months ended March 31, 2008
			Corporate and
	North America	Europe	Other	Total
	(in thousands)

Revenue	$494,417	$146,357	$47,043	$687,817

Operating Income Before Amortization	$194,988	$30,463	$(99,596)	$125,855
Amortization of intangible assets	—	—	(18,051)	(18,051)
Stock-based compensation	—	—	(17,806)	(17,806)

Operating income (loss)	$194,988	$30,463	$(135,453)	$89,998

	Three months ended March 31, 2007
			Corporate and
	North America	Europe	Other	Total
	(in thousands)

Revenue	$406,401	$109,990	$34,120	$550,511

Operating Income Before Amortization	$164,015	$25,646	$(85,271)	$104,390
Amortization of intangible assets	—	—	(21,196)	(21,196)
Stock-based compensation	—	—	(15,860)	(15,860)

Operating income (loss)	$164,015	$25,646	$(122,327)	$67,334

Definition of Operating Income Before Amortization
     We provide OIBA as a supplemental measure to GAAP operating income and net income. We define OIBA as operating income plus: (1) stock-based compensation expense, (2) amortization of intangible assets and goodwill and intangible asset impairment, if applicable and (3) certain one-time items, if applicable.

Notes to Consolidated Financial Statements — (Continued)
     OIBA is the primary operating metric used by which management evaluates the performance of our business, on which internal budgets are based, and by which management is compensated. Management believes that investors should have access to the same set of tools that management uses to analyze our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the comparable GAAP measure, GAAP financial statements, and descriptions of the reconciling items and adjustments, to derive the non-GAAP measure. We present a reconciliation of this non-GAAP financial measure to GAAP below.
     OIBA represents the combined operating results of Expedia, Inc.’s businesses, taking into account depreciation of property and equipment (including internal-use software and website development), which we believe is an ongoing cost of doing business, but excluding the effects of other non-cash expenses that may not be indicative of our core business operations. We believe this measure is useful to investors for the following reasons:
•	It corresponds more closely to the cash operating income generated from our core operations by excluding significant non-cash operating expenses; and

•	It provides greater insight into management decision making at Expedia, as OIBA is our primary internal metric for evaluating the performance of our business.
     OIBA has certain limitations in that it does not take into account the impact of certain expenses to our consolidated statements of income, including stock-based compensation, acquisition-related accounting and certain one-time items, if applicable.
Reconciliation of OIBA to Operating Income and Net Income
     The following table presents a reconciliation of OIBA to operating income and net income for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007
	(in thousands)

OIBA	$125,855	$104,390
Amortization of intangible assets	(18,051)	(21,196)
Stock-based compensation	(17,806)	(15,860)

Operating income	89,998	67,334

Interest expense, net	(7,585)	(3,907)
Other, net	(3,673)	(5,495)
Provision for income taxes	(28,972)	(23,612)
Minority interest in loss of consolidated subsidiaries, net	1,538	456

Net income	$51,306	$34,776

Notes to Consolidated Financial Statements — (Continued)
NOTE 11 — Guarantor and Non-Guarantor Supplemental Financial Information
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
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$619,314	$172,988	$(104,485)	$687,817
Cost of revenue	—	127,262	25,815	(1,134)	151,943

Gross profit	—	492,052	147,173	(103,351)	535,874

Operating expenses:
Selling and marketing	—	280,796	109,733	(103,407)	287,122
General and administrative	—	66,247	22,116	38	88,401
Technology and content	—	40,805	11,479	18	52,302
Amortization of intangible assets	—	15,998	2,053	—	18,051

Operating income	—	88,206	1,792	—	89,998

Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	59,725	(2,409)	—	(57,316)	—
Other, net	(10,708)	6,809	(7,359)	—	(11,258)

Total other income (expense), net	49,017	4,400	(7,359)	(57,316)	(11,258)

Income (loss) before income taxes and minority interest	49,017	92,606	(5,567)	(57,316)	78,740
Provision for income taxes	2,289	(32,106)	845	—	(28,972)
Minority interest in loss of consolidated subsidiaries, net	—	—	1,538	—	1,538

Net income (loss)	$51,306	$60,500	$(3,184)	$(57,316)	$51,306

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$503,539	$129,280	$(82,308)	$550,511
Cost of revenue	—	100,617	21,775	(1,094)	121,298

Gross profit	—	402,922	107,505	(81,214)	429,213

Operating expenses:
Selling and marketing	—	222,127	81,411	(81,270)	222,268
General and administrative	—	59,925	16,223	15	76,163
Technology and content	—	33,081	9,130	41	42,252
Amortization of intangible assets	—	19,499	1,697	—	21,196

Operating income (loss)	—	68,290	(956)	—	67,334

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	46,718	626	—	(47,344)	—
Other, net	(12,546)	3,870	(726)	—	(9,402)

Total other income (expense), net	34,172	4,496	(726)	(47,344)	(9,402)

Income (loss) before income taxes and minority interest	34,172	72,786	(1,682)	(47,344)	57,932
Provision for income taxes	604	(25,252)	1,036	—	(23,612)
Minority interest in loss of consolidated subsidiaries, net	—	—	456	—	456

Net income (loss)	$34,776	$47,534	$(190)	$(47,344)	$34,776

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Total current assets	$11,853	$1,873,846	$358,083	$(945,242)	$1,298,540
Investment in subsidiaries	6,367,052	559,479	—	(6,926,531)	—
Intangible assets, net	—	910,327	68,356	—	978,683
Goodwill	—	5,609,694	457,701	—	6,067,395
Other assets, net	4,439	191,919	89,797	—	286,155

TOTAL ASSETS	$6,383,344	$9,145,265	$973,937	$(7,871,773)	$8,630,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$754,858	$2,214,279	$344,502	$(945,242)	$2,368,397
Long-term debt	500,000	—	—	—	500,000
Credit facility	240,000	—	—	—	240,000
Other liabilities and minority interest	2,050	557,123	76,767	—	635,940
Stockholders’ equity	4,886,436	6,373,863	552,668	(6,926,531)	4,886,436

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,383,344	$9,145,265	$973,937	$(7,871,773)	$8,630,773

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Total current assets	$6,595	$1,212,976	$147,639	$(321,555)	$1,045,655
Investment in subsidiaries	6,229,193	480,038	—	(6,709,231)	—
Intangible assets, net	—	926,023	44,734	—	970,757
Goodwill	—	5,611,454	394,884	—	6,006,338
Other assets, net	4,881	175,254	92,537	—	272,672

TOTAL ASSETS	$6,240,669	$8,405,745	$679,794	$(7,030,786)	$8,295,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$337,588	$1,631,601	$126,718	$(321,555)	$1,774,352
Long-term debt	500,000	—	—		500,000
Credit facility	585,000	—	—	—	585,000
Other liabilities and minority interest	—	538,962	79,027	—	617,989
Stockholders’ equity	4,818,081	6,235,182	474,049	(6,709,231)	4,818,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,240,669	$8,405,745	$679,794	$(7,030,786)	$8,295,422

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(1,451)	$543,723	$21,507	$563,779

Investing activities:
Acquisitions, net of cash acquired	—	—	(82,455)	(82,455)
Other, net	1,451	(37,861)	(3,935)	(40,345)

Net cash provided by (used in) investing activities	1,451	(37,861)	(86,390)	(122,800)

Financing activities:
Credit facility repayments	(345,000)	—	—	(345,000)
Transfers (to) from related parties	351,541	(427,621)	76,080	—
Other, net	(6,541)	(14,831)	126	(21,246)

Net cash provided by (used in) financing activities	—	(442,452)	76,206	(366,246)
Effect of exchange rate changes on cash and cash equivalents	—	9,707	(3,958)	5,749

Net increase in cash and cash equivalents	—	73,117	7,365	80,482
Cash and cash equivalents at beginning of period	—	379,199	238,187	617,386

Cash and cash equivalents at end of period	$—	$452,316	$245,552	$697,868

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(1,568)	$505,073	$34,551	$538,056

Investing activities:
Other, net	1,568	(52,010)	(36,248)	(86,690)

Net cash provided by (used in) investing activities	1,568	(52,010)	(36,248)	(86,690)

Financing activities:
Credit facility borrowings	150,000	—	—	150,000
Credit facility repayments	(150,000)	—	—	(150,000)
Treasury stock activity	(666,483)	—	—	(666,483)
Transfers (to) from related parties	657,999	(657,999)	—	—
Other, net	8,484	(8,639)	151	(4)

Net cash provided by (used in) financing activities	—	(666,638)	151	(666,487)
Effect of exchange rate changes on cash and cash equivalents	—	(1,330)	899	(431)

Net increase in cash and cash equivalents	—	(214,905)	(647)	(215,552)
Cash and cash equivalents at beginning of period	—	658,540	194,734	853,274

Cash and cash equivalents at end of period	$—	$443,635	$194,087	$637,722

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation and do not intend to publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
     The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.comtm, Worldwide Travel Exchange, Interactive Affiliate Network, Classic Vacations, Expedia® Corporate Travel (“ECT”), eLongtm and TripAdvisor® Media Network. In addition, many of these brands have corresponding international points of sale. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Industry Trends
     The travel industry, including offline and online travel agencies, as well as suppliers of travel products and services, has been characterized by rapid and significant change.
     The airline sector in particular has experienced significant turmoil: crude oil prices and cost to convert crude oil to jet fuel have hit all-time highs; there has been a shift of global capacity from major carriers to low-cost carriers

(“LCCs”) offering “no frills” flights at discounted prices; U.S. airplane capacity has experienced increased concentration due to a marked shift in capacity growth to relatively under-penetrated international markets; carriers have entered into bankruptcy proceedings, including reorganization or cessation of operations; and there is an emerging prospect of industry consolidation, as evidenced by the recent merger agreement between Delta Air Lines and Northwest Airlines.
     Carriers’ reduction in U.S. capacities to better compete in the current economic environment has resulted in record high load factors and an increasing ability to pass along fare increases. Further capacity reductions and consolidation may accelerate these trends. Higher load factors are positive for Expedia from a demand standpoint, but negative if they lead to reduced availability of merchant air capacity and fare and miscellaneous price increases. Fare increases are generally negative for Expedia’s business, as they may negatively impact traveler demand, and our remuneration is tied principally to ticket volumes, not ticket prices. Fare increases have been especially pronounced in late 2007 and early 2008.
     Industry conditions have also caused carriers to aggressively pursue cost reductions in every aspect of their operations, including distribution costs. Airlines have successfully negotiated lower (and in some cases, eliminated) travel agent commissions and overrides, and focused on increasing direct distribution through their lower cost, proprietary websites. In addition, in 2006, carriers succeeded in reducing payments to global distribution system (“GDS”) intermediaries as those contracts expired. The GDSs in turn have passed on these reductions to large travel agents, including Expedia, which historically received a meaningful portion of their air remuneration from GDS providers.
     Primarily as a result of these decreased costs of distribution and high load factors, Expedia’s revenue per air ticket has decreased more than 10% in each of 2005, 2006 and 2007, and air revenue constituted less than 15% of the Company’s overall revenue base in 2007. However, Expedia anticipates greater stability in the non-booking fee portion of its air remuneration beginning in 2008 as it has signed long-term agreements with nine of the top ten domestic carriers and has anniversaried the GDS reductions which took place in 2006.
     In addition to the challenges presented by higher load factors, increased fares and lower remuneration per air ticket, most larger carriers participating in the Expedia marketplace have reduced their share of total air seat capacity. At the same time, larger LCCs such as Southwest in the United States and RyanAir and EasyJet in Europe have increased their relative capacity, but have not generally participated in the Expedia marketplace. These trends have impacted our ability to obtain supply in our agency and merchant air businesses.
     The hotel sector has, until 2008, been characterized by robust demand and constrained supply, resulting in increasing occupancy rates and average daily rates (“ADRs”). More recently, supply has begun to outstrip demand, and industry experts anticipate this trend will accelerate in 2008 and 2009. In addition, hotels have begun to see their occupancy rates leveling off, and in some cases decreasing, while ADRs have been growing at a slower rate, or, in some markets such as Las Vegas, even decreasing. While lower occupancies have historically increased Expedia’s supply of merchant hotel rooms, and a lower rate of ADR growth can positively impact underlying demand, lower ADRs also decrease our revenue per room night as our remuneration varies proportionally with the room price. Expedia’s ADR growth in 2007 was 7%, but declined in the first quarter of 2008 to 3%. In addition, our remuneration is impacted by our hotel margins, which held steady in 2007 and declined approximately 1% in the first quarter of 2008 due to more competitive hotel and package pricing, and lower change and cancellation fee revenue.
     Increased usage and familiarity with the internet has driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2007 35% of worldwide leisure, unmanaged and corporate travel expenditures occurred online, with 51% penetration in the United States, compared with 32% of European travel and 15% in the Asia Pacific region. These penetration rates have increased considerably over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future.
     In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services over the last several years, with supplier growth outpacing online growth since 2002, and accounting for more than 60% in 2007 of all online travel expenditures in the United States according to PhoCusWright.
     Differentiation among the various website offerings has narrowed dramatically in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on features other than price. More recently, the online travel industry has seen the development of alternative business models and methods of payment for travelers and suppliers, which in some cases place pressure on historical business models. Intense competition has also led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in Expedia’s overall marketing efficiency.
Business Strategy
     Expedia plays a fundamental role in facilitating travel, whether for leisure or business, by seeking to build the world’s largest and most intelligent travel marketplace. We accomplish this by securing superior supply quality and general price competitiveness; matching supply and demand intelligently; inspiring and empowering our travelers to find and build the right trip; expanding our global demand footprint aggressively; and achieving excellence in our people, technology, and processes to make quality, consistency, and efficiency the foundation of our marketplace.
     A discussion of the critical assets that we leverage in achieving our business strategy follows:
     Portfolio of Travel Brands. We seek to appeal to the broadest possible range of travelers, suppliers and advertisers through our collection of industry-leading brands. We target several different demographics, from the value-conscious traveler through our Hotwire brand to luxury travelers seeking a high-touch, customized vacation package through our Classic Vacations brand. We believe our flagship Expedia brand appeals to the broadest range of travelers, with our extensive product offering ranging from single item bookings of discounted product to complex bundling of higher-end travel packages. Our Hotels.com site and its international versions target travelers with premium content about lodging properties, and generally appeal to travelers with shorter booking windows who prefer to drive to their destinations. Our TripAdvisor Media Network and our historically transaction-based sites focus on maximizing our appeal to the broadest array of travel and non-travel advertisers.
     Technology and Continuous Innovation. Expedia has an established tradition of innovation, from Expedia.com’s inception as a division of Microsoft to our introduction of more recent innovations such as Expedia.com’s TravelAds sponsored search product for hotel advertisers, Hotwire’s Hotel Deal Engine, Hotels.com’s slider tools for improving search results, ECT’s Corporate Travel Consultant wiki and the TripAdvisor Media Network’s offering of leading travel applications for download on Facebook.com.
     We intend to continue to aggressively innovate on behalf of our travelers and suppliers, including our re-platforming efforts on Expedia-branded points of sale, which we expect to result in improved flexibility and faster innovation over the long-term. For our suppliers, we have developed proprietary technology that streamlines the interaction between some of our websites and hotel central reservation systems, making it easier for hotels to manage reservations made through our brands. We began offering more streamlined interfaces for certain of our lodging partners in 2007 to enable faster and simpler integration of real-time hotel content and intend to continue investing in tools to make supplier integration easier, more seamless and cost effective.
     Global Reach. We operate our points of sale in both the United States and internationally, including Expedia-branded sites in the United States, Australia, Austria, Belgium, Canada, Denmark, France, Germany, India, Ireland, Italy, Japan, the Netherlands, New Zealand, Norway, Spain, Sweden and the United Kingdom. Our Hotels.com and TripAdvisor Media Network brands also maintain both U.S. points of sale and additional points of sale outside the United States. We also offer Chinese travelers an array of products and services through our majority ownership in eLong. In the first quarter of 2008, our European segment gross bookings accounted for approximately 21% of worldwide gross bookings.

     We intend to continue investing in and growing our existing international points of sale. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce, such as our recent launch in India.
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
     Most of our revenue comes from transactions involving the booking of hotel reservations and the sale of airline tickets, either as stand-alone products or as part of package transactions. We are working to grow our package business as it results in higher revenue per transaction, and we are also continuing to diversify our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We are also working to increase the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increased advertising revenue from our worldwide websites, which have historically been focused on transaction revenue, such as Expedia.com and Hotels.com. In the first quarter of 2008, advertising and media revenue accounted for 9% of our worldwide revenue.
Seasonality
     We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue in our merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations or a change in our product mix may influence the typical trend of our seasonality in the future.
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
     For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Our North America segment provides a full range of travel and/or advertising services to customers primarily located in the United States, Canada and Mexico. This segment operates through a variety of brands including Expedia.com, Hotels.com, Hotwire.com and TripAdvisor Media Network.
     Our Europe segment provides travel services primarily through localized Expedia websites in Austria, Belgium, Denmark, France, Germany, Ireland, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom, as well as localized versions of Hotels.com in various European countries.
     Corporate and Other includes ECT, Expedia Asia Pacific and unallocated corporate functions and expenses. ECT provides travel products and services to corporate customers in North America, Europe and China. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in China, localized Expedia websites in Australia, India, Japan and New Zealand, as well as localized versions of Hotels.com in various Asian countries.
Operating Metrics
     Our operating results are affected by certain metrics, such as gross bookings and revenue margin, which we believe are necessary for an understanding and evaluation of Expedia. Gross bookings represent the total retail value of transactions booked for both agency and merchant transactions, recorded at the time of booking reflecting the total price due for travel by travelers, including taxes, fees and other charges, and are generally reduced for cancellations and refunds. As travelers have increased their use of the internet to book travel arrangements, we have seen our gross bookings increase, reflecting the growth in the online travel industry and our business acquisitions. Revenue margin is defined as revenue as a percentage of gross bookings.
     Reclassifications
     For the three months ended March 31, 2007, we restated Europe and total gross bookings to conform to our current period presentation. The restatement had no impact on revenue.

Gross Bookings and Revenue Margin

	Three months ended March 31,
	2008	2007	% Change
	($ in thousands)
Gross Bookings
North America	$4,086,529	$3,558,938	15%
Europe	1,256,552	939,744	34%
Corporate and Other	559,385	425,398	31%

Total gross bookings	$5,902,466	$4,924,080	20%

Revenue Margin
North America	12.1%	11.4%
Europe	11.6%	11.7%
Corporate and Other	8.4%	8.0%
Total revenue margin	11.7%	11.2%
     The increase in worldwide gross bookings for the three months ended March 31, 2008, as compared to the same period in 2007, was primarily due to the increase in our transaction volumes.
     The increase in North America revenue margin for the three months ended March 31, 2008, as compared to the same period in 2007, was primarily due to an increased mix of advertising and media revenue. Europe revenue margin decreased primarily due to lower revenue resulting from more competitive hotel pricing and lower consumer air fees. Our worldwide revenue margin as well as our North America and Europe segment revenue margins benefited from higher revenue associated with completed Easter travel, which occurred in the first quarter of 2008 compared to the second quarter of 2007.
Results of Operations
Revenue

	Three months ended March 31,
	2008	2007	% Change
	($ in thousands)

North America	$494,417	$406,401	22%
Europe	146,357	109,990	33%
Corporate and Other	47,043	34,120	38%

Total revenue	$687,817	$550,511	25%

     Revenue increased for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to increases in worldwide merchant hotel revenue, advertising and media revenue as well as air revenue.
     Worldwide merchant hotel revenue increased 22% for the three months ended March 31, 2008, compared to the same period in 2007. The increase was primarily due to a 23% increase in room nights stayed, including rooms delivered as a component of vacation packages, offset slightly by a 1% decrease in revenue per room night. Revenue per room night decreased due to a 108 basis point decline in hotel raw margin (defined as hotel net revenue as a percentage of hotel gross revenue), partially offset by a 3% increase in worldwide ADRs.
     Worldwide air revenue increased 18% for the three months ended March 31, 2008 due to an 11% increase in air tickets sold and a 6% increase in revenue per air ticket.

     Package revenue grew 13% for the three months ended March 31, 2008, compared with the prior year period, primarily due to higher package gross bookings worldwide.
     The remaining worldwide revenue other than merchant hotel and air discussed above, which includes advertising and media, agency hotel, car rental, destination services, and cruise, increased by 39% for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to an increase in advertising and media revenue and car rental revenue.
Cost of Revenue and Gross Profit

	Three months ended March 31,
	2008	2007	% Change
	($ in thousands)

Cost of revenue	$151,943	$121,298	25%
% of revenue	22.1%	22.0%

Gross profit	$535,874	$429,213	25%
% of revenue	77.9%	78.0%
     Cost of revenue increased for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to higher costs associated with the increase in transaction volumes as well as a shift to more expensive sales channels.
     Gross profit increased for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to increased revenue, partially offset by a slight decrease in gross margin.
Selling and Marketing

	Three months ended March 31,
	2008	2007	% Change
	($ in thousands)
Selling and marketing	$287,122	$222,268	29%
% of revenue	41.7%	40.4%
     Selling and marketing expenses increased, compared to the same period in 2007, primarily due to increased direct online search and brand spend across our worldwide points of sale, as well as higher personnel costs.
     We expect selling and marketing expense to be higher as a percentage of revenue in 2008 as we continue to support our established brands and geographies, experience continued keyword inflation, invest in our global advertising and media businesses, grow our earlier stage international markets, and expand our corporate travel sales, destination services and market management teams.
General and Administrative

	Three months ended March 31,
	2008	2007	% Change
	($ in thousands)

General and administrative	$88,401	$76,163	16%
% of revenue	12.9%	13.8%
     General and administrative expense increased, compared to the same period in 2007, primarily due to overall growth of the business including costs related to our corporate functions, including the information technology group, our European businesses and expansion of our TripAdvisor Media Network. We expect general and administrative expense as a percentage of revenue in 2008 to remain relatively similar to our 2007 level.
Technology and Content

	Three months ended March 31,
	2008	2007	% Change
	($ in thousands)

Technology and content	$52,302	$42,252	24%
% of revenue	7.6%	7.7%
     Technology and content expense increased primarily due to growth in personnel-related expenses related to our North America businesses, primarily our TripAdvisor Media Network, and our product development organization, as well as an increase in the amortization of software development costs.
     Given our historical and ongoing investments in our enterprise data warehouse, Expedia platform, geographic expansion, data centers, redundancy, call center technology, site merchandising, content management, site monitoring, networking, corporate travel, supplier integration and other initiatives, we expect technology and content expense to increase as a percentage of revenue in 2008 as compared to 2007.
Amortization of Intangible Assets

	Three months ended March 31,
	2008	2007	% Change
	($ in thousands)

Amortization of intangible assets	$18,051	$21,196	(15%)
% of revenue	2.6%	3.9%
     Amortization of intangible assets decreased for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to the completion of amortization related to certain technology intangible assets over the past year, partially offset by amortization related to new business acquisitions.
Operating Income

	Three months ended March 31,
	2008	2007	% Change
	($ in thousands)

Operating income	$89,998	$67,334	34%
% of revenue	13.1%	12.2%
     Operating income increased for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to an increase in gross profit, partially offset by growth in sales and marketing expense, general and administrative expense and technology and content expense.

Operating Income Before Amortization (“OIBA”)

	Three months ended March 31,
	2008	2007	% Change
	($ in thousands)

OIBA	$125,855	$104,390	21%
% of revenue	18.3%	19.0%
     The increase in OIBA for the three months ended March 31, 2008, compared to the same period in 2007, was primarily due to an increase in gross profit, partially offset by growth in sales and marketing expenses, general and administrative expense and technology and content expense. OIBA as a percentage of revenue decreased primarily due to higher growth in sales and marketing expenses as a percentage of revenue.
Definition of OIBA
     We provide OIBA as a supplemental measure to GAAP operating income and net income. We define OIBA as operating income plus: (1) stock-based compensation expense, (2) amortization of intangible assets and goodwill and intangible asset impairment, if applicable and (3) certain one-time items, if applicable.
     OIBA is the primary operating metric used by which management evaluates the performance of our business, on which internal budgets are based, and by which management is compensated. Management believes that investors should have access to the same set of tools that management uses to analyze our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the comparable GAAP measure, GAAP financial statements, and descriptions of the reconciling items and adjustments, to derive the non-GAAP measure. We present a reconciliation of this non-GAAP financial measure to GAAP below.
     OIBA represents the combined operating results of Expedia, Inc.’s businesses, taking into account depreciation of property and equipment (including internal-use software and website development), which we believe is an ongoing cost of doing business, but excluding the effects of other non-cash expenses that may not be indicative of our core business operations. We believe this measure is useful to investors for the following reasons:
•	It corresponds more closely to the cash operating income generated from our core operations by excluding significant non-cash operating expenses, such as stock-based compensation; and

•	It provides greater insight into management decision making at Expedia, as OIBA is our primary internal metric for evaluating the performance of our business.
     OIBA has certain limitations in that it does not take into account the impact of certain expenses to our consolidated statements of income, including stock-based compensation, acquisition-related accounting and certain one-time items, if applicable.

Reconciliation of OIBA to Operating Income and Net Income
     The following table presents a reconciliation of OIBA to operating income and net income for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007
	(in thousands)

OIBA	$125,855	$104,390
Amortization of intangible assets	(18,051)	(21,196)
Stock-based compensation	(17,806)	(15,860)

Operating income	89,998	67,334

Interest expense, net	(7,585)	(3,907)
Other, net	(3,673)	(5,495)
Provision for income taxes	(28,972)	(23,612)
Minority interest in loss of consolidated subsidiaries, net	1,538	456

Net income	$51,306	$34,776

Interest Income and Expense

	Three months ended March 31,
	2008	2007	% Change
	($ in thousands)

Interest income	$8,115	$7,269	12%
Interest expense	(15,700)	(11,176)	40%
     Interest income increased for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to higher average cash and cash equivalent balances.
     Interest expense increased for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to higher average debt balances resulting from draws on our revolving credit facility in the second half of 2007. At March 31, 2008 and 2007, our long-term indebtedness totaled $740 million and $500 million.
Other, Net

	Three months ended March 31,
	2008	2007	% Change
	($ in thousands)

Other, net	$(3,673)	$(5,495)	(33%)
     For the three months ended March 31, 2008, other, net primarily includes net foreign exchange rate losses of $8 million resulting principally from the fluctuation of exchange rates on foreign denominated assets and liabilities of U.S. dollar and Chinese renminbi functional currency subsidiaries, partially offset by net gains of $5 million from fair value changes in derivative instruments related to the Ask Jeeves Notes and certain stock warrants.
     For the three months ended March 31, 2007, other, net primarily includes net foreign exchange rate losses of $3 million resulting principally from the fluctuation of exchange rates on foreign denominated assets and liabilities of U.S. dollar functional currency subsidiaries, net losses of $1 million from fair value changes in and the settlement of derivative instruments related to the Ask Jeeves Notes and certain stock warrants as well as $1 million of losses from unconsolidated equity affiliates.
Provision for Income Taxes

	Three months ended March 31,
	2008	2007	% Change
	($ in thousands)
Provision for income taxes	$(28,972)	$(23,612)	23%
Effective tax rate	36.8%	40.8%
     We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.
     The first quarter of 2008 effective rate decreased as compared to the same period in 2007 primarily due to non-taxable gains related to our derivative liabilities compared with a non-deductible loss in the first quarter of 2007.
     Our effective tax rate was 36.8% for the three months ended March 31, 2008, which is higher than the 35% federal statutory rate primarily due to state income taxes and accruals related to uncertain tax positions, partially offset by non-taxable gains related to our derivative liabilities.
     Our effective tax rate was 40.8% for the three months ended March 31, 2007, which is higher than the 35% federal statutory rate primarily due to state income taxes, accruals related to uncertain tax positions and non-deductible losses related to our derivative liabilities.
Financial Position, Liquidity and Capital Resources
     Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents balances which were $698 million and $617 million at March 31, 2008 and December 31, 2007 and included $159 million and $158 million of cash at eLong, whose results are consolidated into our financial statements due to our controlling voting and economic ownership position; and our $1 billion revolving credit facility, of which $694 million was available as of March 31, 2008. This represents the total $1 billion facility less $240 million of outstanding borrowings and $66 million of outstanding stand-by letters of credit. Outstanding credit facility borrowings bear interest based on our financial leverage; based on our March 31, 2008 financial statements, the interest rate equated to a base rate plus 62.5 basis points. We may choose (1) the greater of the Prime rate or the Federal Funds Rate plus 50 basis points or (2) various durations of LIBOR as our base rate. As of April 16, 2008, the base rate was one-month LIBOR of 2.75%, and is due to reprice on May 16, 2008.
     Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within two weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. Aloha Airlines and ATA Airlines recently ceased operations, the impact of which was not material to us. For all other merchant bookings, which is primarily our merchant hotel business, we pay after the travelers’ use and subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business continues to grow and our business model does not significantly change, we expect that changes in working capital will positively impact operating cash flows. If this business declines relative to our other businesses, or if there are changes to the model or booking patterns which compress the time between receipts of cash from travelers to payments to suppliers, our working capital benefits could be reduced.

     Seasonal fluctuations in our merchant hotel bookings affect the timing of our annual cash flows. During the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses. While we expect the impact of seasonal fluctuations to continue, merchant hotel growth rates or changes to the hotel business model or booking patterns as discussed above may affect working capital, which might counteract or intensify the anticipated seasonal fluctuations.
     As of March 31, 2008, we had a deficit in our working capital of $1.070 billion, compared to a deficit of $729 million as of December 31, 2007. The increase in deficit is primarily a result of the $345 million credit facility repayments during the first quarter of 2008.
     We anticipate continued investment in the development and expansion of our operations. These investments include but are not limited to improvements to infrastructure, which include our enterprise data warehouse, servers, networking equipment and software, release improvements to our software code and continuing efforts to build a new platform that will extend across our Expedia-branded points of sale. We migrated a portion of Expedia.com to the new platform during 2007 and we expect to migrate additional functionality to the new platform during 2008. We will also relocate many of our global offices, including our corporate headquarters, to new facilities in 2008 to accommodate the growth of our business. These moves will result in significant investments to improve the new facilities. Total capital expenditures for 2008 are expected to be $140 million to $150 million. Our future capital requirements may include capital needs for acquisitions or expenditures in support of our business strategy. In the event we have acquisitions, this may reduce our cash balance and/or increase our debt. Litigation and challenges to our business strategy may also negatively affect our cash balance.
     Our cash flows are as follows:

	Three months ended March 31,
	2008	2007	$ Change
	(in thousands)
Cash provided by (used in):
Operating activities	$563,779	$538,056	$25,723
Investing activities	(122,800)	(86,690)	(36,110)
Financing activities	(366,246)	(666,487)	300,241
Effect of foreign exchange rate changes on cash and cash equivalents	5,749	(431)	6,180
     For the three months ended March 31, 2008, net cash provided by operating activities increased by $26 million primarily due to an increase in changes in operating assets and liabilities and an increase in cash flows from operating income, partially offset by an increase in interest and tax payments in the current period. We anticipate lower stock-based compensation related tax deductions in 2008 as compared to 2007; and, therefore, we expect cash tax payments for full year 2008 will increase compared with 2007.
     Cash used in investing activities increased by $36 million for the three months ended March 31, 2008 primarily due to a $43 million increase in cash paid for acquisitions and a $15 million increase in capital expenditures, partially offset by a decrease in long-term investments and deposits mainly related to our 50% investment in a travel company in the prior year period.
     In March 2008, eLong’s Board of Directors approved a share repurchase of up to $20 million. Any executed purchases will be classified as acquisitions in the investing section of our statements of cash flows.
     During the second quarter of 2008, we expect to pay approximately $92 million as a result of the financial performance of a company we acquired during 2007.
     Cash used in financing activities for the three months ended March 31, 2008 primarily included the repayment of $345 million of borrowings under the credit facility. Cash used in financing activities for the three months ended March 31, 2007 primarily included cash paid to acquire shares in a tender offer pursuant to which we acquired

30 million tendered shares of our common stock at a purchase price of $22.00 per share for a total cost of $660 million plus fees and expenses relating to the tender offer.
     The effect of foreign exchange on our cash balances denominated in foreign currency during the three months ended March 31, 2008 showed a net increase of $6 million.
     We currently have authorization, for which there is no fixed termination date, from our Board of Directors to repurchase up to 20 million outstanding shares of our common stock; no such repurchases have been made under this authorization as of May 1, 2008.
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
Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
     There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2007. Other than our contractual obligations and commercial commitments, including derivatives, we did not have any off-balance sheet arrangements as of March 31, 2008 or December 31, 2007.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
     There has been no material change in our market risk during the three months ended March 31, 2008. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.

Part I. Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chairman and Senior Executive, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chairman and Senior Executive, Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting.
     There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
     In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2007. The following are developments regarding such legal proceedings:
     Litigation Relating to Hotel Occupancy Tax
     Expedia® Washington. On April 4, 2008, the court held a hearing on plaintiff’s motion for class certification. The court indicated that it was going to certify the class and will issue its order to that effect.
     Hotwire®. A case management conference is scheduled for June 11, 2008.
     City of Fairview Heights, Illinois Litigation. On March 31, 2008, the court denied plaintiff’s motion for class certification. The court has scheduled trial to begin in November 2008.
     Orange County, Florida Litigation. The Court of Appeals has scheduled oral argument for May 14, 2008 on the plaintiff’s appeal.
     Cities of Columbus and Dayton, Ohio Litigation. On February 22, 2008, plaintiffs filed a First Amended Consolidated Complaint adding the City of Toledo, City of Northwood, City of Rossford, City of Maumee, City of Perrysburg, Perrysburg Township and Springfield Township as plaintiffs in the lawsuit. On March 26, 2008, defendants filed a motion asking the court to dismiss the First Amended Consolidated Complaint for failure to state a claim and to extend the court’s earlier decision that the tax ordinances at issue in Findlay, Columbus and Dayton, Ohio do not apply to the defendants.
     City of Houston, Texas Litigation. On March 13, 2008, the court granted defendants’ special exceptions, dismissing plaintiffs’ claims. On April 14, 2008, plaintiffs filed a motion for a new trial and a motion for clarification of the courts’ order granting defendants’ special exceptions and order dismissing the lawsuit. Plaintiffs also filed a third amended petition.
     Mecklenburg County Litigation. On March 26, 2008, defendants’ filed a motion to dismiss the lawsuit.
     The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.

Part II. Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 6. Exhibits
     The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed		Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
31.1	Certification of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

Signature
     Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 2, 2008	Expedia, Inc.
	By:	/s/ MICHAEL B. ADLER
Michael B. Adler
Chief Financial Officer