Form 10-Q
period 2008-06-30
Expedia, Inc.
filed 2008-07-31
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 000-51447

EXPEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2705720 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each of the registrant’s classes of common stock as of July 18, 2008 was:

Common stock, $0.001 par value per share	261,050,092 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

EXPEDIA, INC.
Form 10-Q
For the Quarter Ended June 30, 2008
Contents

Part I	Financial Information

Part II	Other Information

Item 1	Legal Proceedings	33
Item 1A	Risk Factors	35
Item 4	Submission of Matters to a Vote of Security Holders	36
Item 6	Exhibits	38

Signature		39
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3

Part I. Item 1. Consolidated Financial Statements
EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$795,048	$689,923	$1,482,865	$1,240,434
Cost of revenue (1)	168,874	143,646	320,817	264,944

Gross profit	626,174	546,277	1,162,048	975,490

Operating expenses:
Selling and marketing (1)	299,550	255,905	586,672	478,173
General and administrative (1)	84,679	75,733	173,080	151,896
Technology and content (1)	52,744	41,511	105,046	83,763
Amortization of intangible assets	18,660	19,503	36,711	40,699

Operating income	170,541	153,625	260,539	220,959
Other income (expense):
Interest income	9,073	10,552	17,188	17,821
Interest expense	(13,342)	(9,902)	(29,042)	(21,078)
Other, net	(5,098)	5,936	(8,771)	441

Total other income (expense), net	(9,367)	6,586	(20,625)	(2,816)

Income before income taxes and minority interest	161,174	160,211	239,914	218,143
Provision for income taxes	(65,944)	(64,076)	(94,916)	(87,688)
Minority interest in loss of consolidated subsidiaries, net	859	1	2,397	457

Net income	$96,089	$96,136	$147,395	$130,912

Net earnings per share available to common stockholders:
Basic	$0.34	$0.32	$0.52	$0.43
Diluted	0.33	0.30	0.50	0.41

Shares used in computing earnings per share:
Basic	285,986	303,035	285,547	305,426
Diluted	293,999	320,196	294,010	321,966

(1) Includes stock-based compensation as follows:
Cost of revenue	$569	$646	$1,244	$1,529
Selling and marketing	2,836	2,804	6,575	6,039
General and administrative	8,018	7,004	16,968	14,673
Technology and content	3,431	3,518	7,873	7,591

Total stock-based compensation	$14,854	$13,972	$32,660	$29,832

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,027,553	$617,386
Restricted cash and cash equivalents	26,937	16,655
Accounts receivable, net of allowance of $8,135 and $6,081	398,500	268,008
Prepaid merchant bookings	129,681	66,778
Prepaid expenses and other current assets	100,688	76,828

Total current assets	1,683,359	1,045,655
Property and equipment, net	208,864	179,490
Long-term investments and other assets	112,674	93,182
Intangible assets, net	980,214	970,757
Goodwill	6,136,371	6,006,338

TOTAL ASSETS	$9,121,482	$8,295,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$830,576	$704,044
Accounts payable, other	185,629	148,233
Deferred merchant bookings	1,217,467	609,117
Deferred revenue	19,009	11,957
Income taxes payable	41,729	—
Accrued expenses and other current liabilities	284,861	301,001

Total current liabilities	2,579,271	1,774,352
Long-term debt	894,296	500,000
Credit facility	—	585,000
Deferred income taxes, net	361,772	351,168
Other long-term liabilities	216,800	204,886
Minority interest	59,315	61,935
Commitments and contingencies
Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	339	337
Authorized shares: 1,600,000
Shares issued: 338,961 and 337,057
Shares outstanding: 260,901 and 259,489
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	5,950,983	5,902,582
Treasury stock — Common stock, at cost	(1,730,091)	(1,718,833)
Shares: 78,060 and 77,568
Retained earnings	749,599	602,204
Accumulated other comprehensive income	39,172	31,765

Total stockholders’ equity	5,010,028	4,818,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,121,482	$8,295,422

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
Operating activities:
Net income	$147,395	$130,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	35,364	28,050
Amortization of intangible assets and stock-based compensation	69,371	70,531
Deferred income taxes	(9,082)	722
(Gain) loss on derivative instruments, net	(4,580)	4,544
Equity in loss of unconsolidated affiliates	1,916	3,554
Minority interest in loss of consolidated subsidiaries, net	(2,397)	(457)
Foreign exchange (gain) loss on cash and cash equivalents, net	2,314	(4,686)
Other	1,147	2,913
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(118,404)	(93,517)
Prepaid merchant bookings and prepaid expenses	(90,067)	(70,854)
Accounts payable, merchant	124,336	178,076
Accounts payable, other, accrued expenses and other current liabilities	98,432	118,734
Deferred merchant bookings	608,288	551,691
Deferred revenue	7,021	2,400

Net cash provided by operating activities	871,054	922,613

Investing activities:
Capital expenditures, including internal-use software and website development	(70,733)	(38,974)
Acquisitions, net of cash acquired	(178,313)	(59,622)
Increase in long-term investments and deposits	(11,106)	(29,594)
Proceeds from sale of business to a related party	1,624	—

Net cash used in investing activities	(258,528)	(128,190)

Financing activities:
Credit facility borrowings	90,000	150,000
Credit facility repayments	(675,000)	(150,000)
Proceeds from issuance of long-term debt, net of issuance costs	393,818	—
Changes in restricted cash and cash equivalents	(11,838)	(11,614)
Proceeds from exercise of equity awards	3,709	34,885
Excess tax benefit on equity awards	1,551	1,608
Treasury stock activity	(11,215)	(668,018)
Other, net	—	393

Net cash used in financing activities	(208,975)	(642,746)
Effect of exchange rate changes on cash and cash equivalents	6,616	6,453

Net increase in cash and cash equivalents	410,167	158,130
Cash and cash equivalents at beginning of period	617,386	853,274

Cash and cash equivalents at end of period	$1,027,553	$1,011,404

Supplemental cash flow information
Cash paid for interest	$28,990	$19,775
Income tax payments, net	48,657	5,888
See accompanying notes.

Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)
Note 1 – Basis of Presentation
Description of Business
     Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, hotels.com®, Hotwire.comtm, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations, Egenciatm (formerly Expedia® Corporate Travel), eLongtm, Inc. (“eLong”) and TripAdvisor® Media Network. In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
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
Accounting Estimates
     We use estimates and assumptions in the preparation of our interim unaudited consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our interim unaudited consolidated financial statements. These estimates and assumptions also affect the reported amount of net income during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our interim unaudited consolidated financial statements include revenue recognition, recoverability of long-lived and intangible assets and goodwill, income and indirect taxes, such as potential settlements related to occupancy taxes, stock-based compensation and accounting for derivative instruments.
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

Notes to Consolidated Financial Statements — (Continued)
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

Notes to Consolidated Financial Statements — (Continued)
Note 3 – Debt
     The following table sets forth our outstanding debt:

	June 30,	December 31,
	2008	2007
	(in thousands)
8.5% senior notes due 2016, net of discount	$394,296	$—
7.456% senior notes due 2018	500,000	500,000

Long-term debt	894,296	500,000
Credit facility	—	585,000

Total long-term indebtedness	$894,296	$1,085,000

Long-term Debt
     In June 2008, we privately placed $400 million of 8.5% senior unsecured notes due in July 2016 (the “8.5% Notes”). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year, beginning January 1, 2009. The 8.5% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. Prior to July 1, 2011, in the event of a qualified equity offering, we may redeem up to 35% of the 8.5% Notes at a redemption price of 108.5% of the principal plus accrued interest. Additionally, we may redeem the 8.5% Notes prior to July 1, 2012 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. On or after July 1, 2012, we may redeem the 8.5% Notes in whole or in part at specified prices ranging from 104.250% to 100% of the principal plus accrued interest.
     Our $500 million in registered senior unsecured notes outstanding at June 30, 2008 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes in accordance with the terms of the agreement, in whole or in part at any time at our option.
     The 7.456% and 8.5% Notes are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 11 — Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the 7.456% and 8.5% Notes was $15 million as of June 30, 2008, and accrued interest related to the 7.456% Notes was $14 million as of December 31, 2007.
Credit Facility
     Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries and expires in August 2010. No amounts were outstanding as of June 30, 2008. We had $585 million outstanding under the revolving credit facility as of December 31, 2007. The facility bears interest based on market interest rates plus a spread, which is determined based on our financial leverage. The interest rate was 5.70% as of December 31, 2007. The annual fee to maintain the facility is 0.1% on the unused portion of the facility, or approximately $1 million if the entire facility is unused.
     The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of June 30, 2008, and December 31, 2007, there was $65 million and $52 million of outstanding stand-by LOCs issued under the facility.

Notes to Consolidated Financial Statements — (Continued)
Note 4 – Derivative Instruments
     The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date.
     As a result of our separation from IAC/InterActiveCorp (“IAC”) on August 9, 2005 (the “Spin-Off”), we assumed certain obligations of IAC related to IAC’s Ask Jeeves Notes. The estimated fair value of this liability fluctuated primarily based on changes in the price of our common stock. During the three months ended June 30, 2008, the remainder of these notes converted and we released approximately 0.5 million shares of our common stock with a fair value of $11 million to satisfy the final conversion requirements. During the three months ended June 30, 2008 and 2007, we recognized net losses of less than $1 million and $3 million related to these Ask Jeeves Notes. During the six months ended June 30, 2008 and 2007, we recognized net gains of $4 million and net losses of $4 million related to these Ask Jeeves Notes. As of June 30, 2008, we have no further obligations related to the Ask Jeeves Notes. As of December 31, 2007, the related derivative liability balance was $15 million and was included in accrued expenses and other current liabilities on our consolidated balance sheets.
     We entered into cross-currency swaps to hedge against the change in value of certain intercompany loans denominated in currencies other than the lending subsidiaries’ functional currency. These swaps have been designated as cash flow hedges and are re-measured at fair value each reporting period. The fair values of our cross-currency swaps are determined using Level 3 valuation techniques, as defined in SFAS 157, and are based on the present value of net future cash payments and receipts, which fluctuate based on changes in market interest rates and the euro/U.S. dollar exchange rate. As of June 30, 2008 and December 31, 2007, the related derivative liability balances were $31 million and $21 million and were included in other long-term liabilities on our consolidated balance sheets.
Note 5 – Stockholders’ Equity
Stock-based Awards
     Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and stock options. Since February 2003, we have awarded RSUs as our primary form of employee stock-based compensation. Our stock-based awards generally vest over five years.
     As of June 30, 2008, we had stock-based awards outstanding representing approximately 18 million shares of our common stock consisting of approximately 9 million RSUs and stock options to purchase approximately 9 million common shares with a weighted average exercise price of $25.35 and weighted average remaining life of 4.3 years.
     Annual employee RSU grants typically occur during the first quarter of each year. During the six months ended June 30, 2008, we granted 3 million RSUs.
Comprehensive Income
     Comprehensive income was $97 million and $99 million for the three months ended June 30, 2008 and 2007, and $155 million and $135 million for the six months ended June 30, 2008 and 2007. The primary differences between net income as reported and comprehensive income were foreign currency translation adjustments and net gains (losses) on cross-currency hedge contracts.

Notes to Consolidated Financial Statements — (Continued)
Note 6 – Earnings Per Share
     The following table presents our basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
		(in thousands, except per share data)
Net income	$96,089	$96,136	$147,395	$130,912

Net earnings per share available to common stockholders:
Basic	$0.34	$0.32	$0.52	$0.43
Diluted	0.33	0.30	0.50	0.41

Weighted average number of shares outstanding:
Basic	285,986	303,035	285,547	305,426

Dilutive effect of:
Options to purchase common stock	1,270	8,909	1,371	8,604
Warrants to purchase common stock	5,457	6,084	5,540	5,541
Other dilutive securities	1,286	2,168	1,552	2,395

Diluted	293,999	320,196	294,010	321,966

     The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Note 7 – Acquisitions and Other Investments
     During the six months ended June 30, 2008, we acquired three online travel media content companies and one online travel product and service company. The purchase price of these companies and other acquisition-related costs totaled $173 million. As a result of these acquisitions, we recorded $123 million in goodwill and $45 million of intangible assets with definite lives. The purchase price allocation for one of these acquisitions is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. In one of these transactions, we acquired a 74% controlling interest with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the company at fair value at various times through 2011. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward; their effect on consolidated revenue and operating income during the first half of 2008 was not significant.
     In July 2008, we entered into an agreement to acquire European-based Venere Net SpA, an online travel provider that focuses on hotel reservations under an agency model. The transaction is expected to close in the third quarter of 2008.
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

Notes to Consolidated Financial Statements — (Continued)
     Litigation Relating to Hotel Occupancy Taxes. Lawsuits have been filed by forty-two cities and counties involving hotel occupancy taxes. In addition, there have been five consumer lawsuits filed relating to taxes and fees. The municipality and consumer lawsuits are in various stages ranging from responding to the complaint to discovery. We continue to defend these lawsuits vigorously. To date, fourteen of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Four dismissals (Pitt County, North Carolina; Findlay, Ohio; Columbus and Dayton, Ohio; and City of Orange, Texas) were based on a finding that the defendants were not subject to the local hotel occupancy tax ordinance. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes in the amount of $20 million and $19 million at June 30, 2008 and December 31, 2007. Our reserve is based on our best estimate and the ultimate resolution of these issues may be greater or less than the liabilities recorded.
Note 9 – Related Party Transactions
Commercial Agreements with IAC
     Since the Spin-Off, we have continued to work with some of IAC’s businesses pursuant to a variety of commercial relationships. These commercial relationships generally include (i) distribution agreements, pursuant to which certain subsidiaries of IAC distribute their respective products and services via arrangements with Expedia, and vice versa, (ii) services agreements, pursuant to which certain subsidiaries of IAC provide Expedia with various services and vice versa and (iii) office space lease agreements. The distribution agreements typically involve the payment of fees, usually on a fixed amount-per-transaction, revenue share or commission basis, from the party seeking distribution of the product or service to the party that is providing the distribution. Net operating expenses related to these transactions were approximately $2 million during the six months ended June 30, 2008.
Note 10 – Segment Information
     We have two reportable segments: North America and Europe. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is “Operating Income Before Amortization” (OIBA as defined below), which includes allocations of certain expenses, primarily cost of revenue and facilities, to the segments. We base the allocations primarily on transaction volumes and other usage metrics; this methodology is periodically evaluated and may change. We do not allocate certain shared expenses such as partner services, product development, accounting, human resources and legal to our reportable segments. We include these expenses in Corporate and Other.
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
     Corporate and Other includes Egencia, Expedia Asia Pacific and unallocated corporate functions and expenses. Egencia provides travel products and services to corporate customers in North America, Europe and China. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in China, localized Expedia websites in Australia, India, Japan and New Zealand, as well as localized versions of hotels.com in various Asian countries. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense in Corporate and Other.

Notes to Consolidated Financial Statements — (Continued)
     The following table presents our segment information for the three and six months ended June 30, 2008 and 2007. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Three months ended June 30, 2008
	North		Corporate and
	America	Europe	Other	Total
		(in thousands)
Revenue	$555,604	$186,253	$53,191	$795,048

Operating Income Before Amortization	$247,501	$58,270	$(101,716)	$204,055
Amortization of intangible assets	—	—	(18,660)	(18,660)
Stock-based compensation	—	—	(14,854)	(14,854)

Operating income (loss)	$247,501	$58,270	$(135,230)	$170,541

	Three months ended June 30, 2007
	North		Corporate and
	America	Europe	Other	Total
		(in thousands)
Revenue	$505,379	$145,437	$39,107	$689,923

Operating Income Before Amortization	$226,796	$42,979	$(82,675)	$187,100
Amortization of intangible assets	—	—	(19,503)	(19,503)
Stock-based compensation	—	—	(13,972)	(13,972)

Operating income (loss)	$226,796	$42,979	$(116,150)	$153,625

	Six months ended June 30, 2008
	North		Corporate and
	America	Europe	Other	Total
		(in thousands)
Revenue	$1,050,021	$332,610	$100,234	$1,482,865

Operating Income Before Amortization	$442,489	$88,733	$(201,312)	$329,910
Amortization of intangible assets	—	—	(36,711)	(36,711)
Stock-based compensation	—	—	(32,660)	(32,660)

Operating income (loss)	$442,489	$88,733	$(270,683)	$260,539

	Six months ended June 30, 2007
	North		Corporate and
	America	Europe	Other	Total
		(in thousands)
Revenue	$911,780	$255,427	$73,227	$1,240,434

Operating Income Before Amortization	$390,811	$68,625	$(167,946)	$291,490
Amortization of intangible assets	—	—	(40,699)	(40,699)
Stock-based compensation	—	—	(29,832)	(29,832)

Operating income (loss)	$390,811	$68,625	$(238,477)	$220,959

Notes to Consolidated Financial Statements — (Continued)
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
     OIBA represents the combined operating results of Expedia, Inc.’s businesses, taking into account depreciation of property and equipment (including internal-use software and website development), which we believe is an ongoing cost of doing business, but excluding the effects of other non-cash expenses that may not be indicative of our core business operations. We believe this performance measure is useful to investors for the following reasons:
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
Reconciliation of OIBA to Operating Income and Net Income
     The following table presents a reconciliation of OIBA to operating income and net income for the three and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)
OIBA	$204,055	$187,100	$329,910	$291,490
Amortization of intangible assets	(18,660)	(19,503)	(36,711)	(40,699)
Stock-based compensation	(14,854)	(13,972)	(32,660)	(29,832)

Operating income	170,541	153,625	260,539	220,959

Interest income (expense), net	(4,269)	650	(11,854)	(3,257)
Other, net	(5,098)	5,936	(8,771)	441
Provision for income taxes	(65,944)	(64,076)	(94,916)	(87,688)
Minority interest in loss of consolidated subsidiaries, net	859	1	2,397	457

Net income	$96,089	$96,136	$147,395	$130,912

Notes to Consolidated Financial Statements — (Continued)
NOTE 11 – Guarantor and Non-Guarantor Supplemental Financial Information
     Condensed consolidating financial information of Expedia, Inc. (the “Parent”), our subsidiaries that are guarantors of our debt facility and instruments (the “Guarantor Subsidiaries”), and our subsidiaries that are not guarantors of our debt facility and instruments (the “Non-Guarantor Subsidiaries”) is shown below. The debt facility and instruments are guaranteed by certain of our wholly-owned domestic subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The guarantees are full, unconditional, joint and several. In this financial information, the Parent and Guarantor Subsidiaries account for investments in their wholly-owned subsidiaries using the equity method.
     During the second quarter of 2008, we reclassified amounts related to borrowings under our revolving credit facility in our condensed consolidating statements of income, balance sheets and statements of cash flow from Parent to Guarantor Subsidiaries. There was no impact to consolidated totals. Prior periods have been restated to conform to current period presentation.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$717,789	$189,752	$(112,493)	$795,048
Cost of revenue	—	141,854	28,027	(1,007)	168,874

Gross profit	—	575,935	161,725	(111,486)	626,174

Operating expenses:
Selling and marketing	—	297,958	113,013	(111,421)	299,550
General and administrative	—	61,835	22,924	(80)	84,679
Technology and content	—	39,084	13,645	15	52,744
Amortization of intangible assets	—	15,905	2,755	—	18,660

Operating income	—	161,153	9,388	—	170,541

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	102,598	5,413	—	(108,011)	—
Other, net	(10,468)	4,635	(3,534)	—	(9,367)

Total other income (expense), net	92,130	10,048	(3,534)	(108,011)	(9,367)

Income before income taxes and minority interest	92,130	171,201	5,854	(108,011)	161,174
Provision for income taxes	3,959	(67,702)	(2,201)	—	(65,944)
Minority interest in loss of consolidated subsidiaries, net	—	—	859	—	859

Net income	$96,089	$103,499	$4,512	$(108,011)	$96,089

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$630,896	$148,161	$(89,134)	$689,923
Cost of revenue	—	120,640	24,366	(1,360)	143,646

Gross profit	—	510,256	123,795	(87,774)	546,277

Operating expenses:
Selling and marketing	—	249,668	94,080	(87,843)	255,905
General and administrative	—	56,740	18,822	171	75,733
Technology and content	—	32,002	9,611	(102)	41,511
Amortization of intangible assets	—	17,456	2,047	—	19,503

Operating income (loss)	—	154,390	(765)	—	153,625

Other income (expense):
Equity in pre-tax earnings (loss) of consolidated subsidiaries	105,460	(1,616)	—	(103,844)	—
Other, net	(13,000)	18,661	916	9	6,586

Total other income, net	92,460	17,045	916	(103,835)	6,586

Income before income taxes and minority interest	92,460	171,435	151	(103,835)	160,211
Provision for income taxes	3,676	(65,434)	(2,318)	—	(64,076)
Minority interest in loss of consolidated subsidiaries, net	—	—	1	—	1

Net income (loss)	$96,136	$106,001	$(2,166)	$(103,835)	$96,136

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,337,103	$362,740	$(216,978)	$1,482,865
Cost of revenue	—	269,116	53,842	(2,141)	320,817

Gross profit	—	1,067,987	308,898	(214,837)	1,162,048

Operating expenses:
Selling and marketing	—	578,754	222,746	(214,828)	586,672
General and administrative	—	128,082	45,040	(42)	173,080
Technology and content	—	79,889	25,124	33	105,046
Amortization of intangible assets	—	31,903	4,808	—	36,711

Operating income	—	249,359	11,180	—	260,539

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	154,816	3,004	—	(157,820)	—
Other, net	(14,983)	5,251	(10,893)	—	(20,625)

Total other income (expense), net	139,833	8,255	(10,893)	(157,820)	(20,625)

Income before income taxes and minority interest	139,833	257,614	287	(157,820)	239,914
Provision for income taxes	7,562	(101,122)	(1,356)	—	(94,916)
Minority interest in loss of consolidated subsidiaries, net	—	—	2,397	—	2,397

Net income	$147,395	$156,492	$1,328	$(157,820)	$147,395

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,134,435	$277,441	$(171,442)	$1,240,434
Cost of revenue	—	221,257	46,141	(2,454)	264,944

Gross profit	—	913,178	231,300	(168,988)	975,490

Operating expenses:
Selling and marketing	—	471,795	175,491	(169,113)	478,173
General and administrative	—	116,665	35,045	186	151,896
Technology and content	—	65,083	18,741	(61)	83,763
Amortization of intangible assets	—	36,955	3,744	—	40,699

Operating income (loss)	—	222,680	(1,721)	—	220,959

Other income (expense):
Equity in pre-tax earnings (loss) of consolidated subsidiaries	147,563	(990)	—	(146,573)	—
Other, net	(23,878)	20,863	190	9	(2,816)

Total other income, net	123,685	19,873	190	(146,564)	(2,816)

Income (loss) before income taxes and minority interest	123,685	242,553	(1,531)	(146,564)	218,143
Provision for income taxes	7,227	(93,633)	(1,282)	—	(87,688)
Minority interest in loss of consolidated subsidiaries, net	—	—	457	—	457

Net income (loss)	$130,912	$148,920	$(2,356)	$(146,564)	$130,912

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Total current assets	$26,425	$2,038,188	$392,095	$(773,349)	$1,683,359
Investment in subsidiaries	6,436,417	655,849	—	(7,092,266)	—
Intangible assets, net	—	894,422	85,792	—	980,214
Goodwill	—	5,609,056	527,315	—	6,136,371
Other assets, net	4,686	212,806	104,046	—	321,538

TOTAL ASSETS	$6,467,528	$9,410,321	$1,109,248	$(7,865,615)	$9,121,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$563,204	$2,414,568	$374,848	$(773,349)	$2,579,271
Long-term debt	894,296	—	—	—	894,296
Other liabilities and minority interest	—	551,660	86,227	—	637,887
Stockholders’ equity	5,010,028	6,444,093	648,173	(7,092,266)	5,010,028

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,467,528	$9,410,321	$1,109,248	$(7,865,615)	$9,121,482

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$18,864	$1,763,796	$147,639	$(884,644)	$1,045,655
Investment in subsidiaries	6,196,736	480,038	—	(6,676,774)	—
Intangible assets, net	—	926,023	44,734	—	970,757
Goodwill	—	5,611,454	394,884	—	6,006,338
Other assets, net	3,158	176,977	92,537	—	272,672

TOTAL ASSETS	$6,218,758	$8,958,288	$679,794	$(7,561,418)	$8,295,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$900,677	$1,631,601	$126,718	$(884,644)	$1,774,352
Long-term debt	500,000	—	—		500,000
Credit facility	—	585,000	—	—	585,000
Other liabilities and minority interest	—	538,962	79,027	—	617,989
Stockholders’ equity	4,818,081	6,202,725	474,049	(6,676,774)	4,818,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,218,758	$8,958,288	$679,794	$(7,561,418)	$8,295,422

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$739,072	$131,982	$871,054

Investing activities:
Acquisitions, net of cash acquired	—	—	(178,313)	(178,313)
Other, net	—	(70,382)	(9,833)	(80,215)

Net cash used in investing activities	—	(70,382)	(188,146)	(258,528)

Financing activities:
Credit facility borrowings	—	90,000	—	90,000
Credit facility repayments	—	(675,000)	—	(675,000)
Proceeds from issuance of long-term debt, net of issuance costs	393,818	—	—	393,818
Transfers (to) from related parties	(383,710)	307,630	76,080	—
Other, net	(10,108)	(11,850)	4,165	(17,793)

Net cash provided by (used in) financing activities	—	(289,220)	80,245	(208,975)
Effect of exchange rate changes on cash and cash equivalents	—	9,707	(3,091)	6,616

Net increase in cash and cash equivalents	—	389,177	20,990	410,167
Cash and cash equivalents at beginning of period	—	379,199	238,187	617,386

Cash and cash equivalents at end of period	$—	$768,376	$259,177	$1,027,553

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$—	$852,955	$69,658	$922,613

Investing activities:
Other, net	—	(68,740)	(59,450)	(128,190)

Net cash provided by (used in) investing activities	—	(68,740)	(59,450)	(128,190)

Financing activities:
Credit facility borrowings	—	150,000	—	150,000
Credit facility repayments	—	(150,000)	—	(150,000)
Treasury stock activity	(668,018)	—	—	(668,018)
Transfers (to) from related parties	664,662	(664,662)	—	—
Other, net	3,356	7,260	14,656	25,272

Net cash provided by (used in) financing activities	—	(657,402)	14,656	(642,746)
Effect of exchange rate changes on cash and cash equivalents	—	5,781	672	6,453

Net increase in cash and cash equivalents	—	132,594	25,536	158,130
Cash and cash equivalents at beginning of period	—	658,540	194,734	853,274

Cash and cash equivalents at end of period	$—	$791,134	$220,270	$1,011,404

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
     Our portfolio of brands includes Expedia.com®, hotels.com®, Hotwire.comtm, Worldwide Travel Exchange, Interactive Affiliate Network, Classic Vacations, Egencia tm (formerly Expedia® Corporate Travel), eLongtm and TripAdvisor® Media Network. In addition, many of these brands have corresponding international points of sale. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Carriers’ reduction in U.S. capacities to better compete in the current economic environment has resulted in record high load factors and an increasing ability to pass along fare increases. Further accelerated capacity reductions as announced by carriers and set to occur beginning in September 2008, as well as potential industry consolidation are expected to accelerate these trends. Higher load factors are positive for Expedia from a demand standpoint, but negative if they lead to reduced availability of air capacity and fare and miscellaneous price increases. Fare increases are generally negative for Expedia’s business, as they may negatively impact traveler demand, and our remuneration is tied principally to ticket volumes, not ticket prices. Fare increases have been especially pronounced in late 2007 and the first half of 2008.
     Industry conditions have also caused carriers to aggressively pursue cost reductions in every aspect of their operations, including distribution costs. Airlines have successfully negotiated lower (and in some cases, eliminated) travel agent commissions and overrides, and focused on increasing direct distribution through their lower cost, proprietary websites. In addition, in 2006, carriers succeeded in reducing payments to global distribution system (“GDS”) intermediaries as those contracts expired. The GDSs in turn passed on these reductions to large travel agents, including Expedia, which historically received a meaningful portion of their air remuneration from GDS providers.
     Primarily as a result of these decreased costs of distribution and high load factors, our revenue per air ticket has decreased more than 10% in each of 2005, 2006 and 2007. Air revenue constituted less than 15% of the Company’s overall revenue base in 2007. However, we anticipate greater stability in the non-booking fee portion of our air remuneration in 2008 as we have signed long-term agreements with nine of the top ten domestic carriers and we are now beyond the year over year impacts from the GDS reductions which took place in 2006.
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
     The hotel sector has, until 2008, been characterized by robust demand and constrained supply, resulting in increasing occupancy rates and average daily rates (“ADRs”). More recently, supply has begun to outstrip demand, and industry experts anticipate this trend will accelerate in 2008 and 2009. In addition, occupancy rates in the United States have been declining in the first half of 2008 and ADRs have been growing at a slower rate, or, in some markets such as Las Vegas, even decreasing. While lower occupancies have historically increased our supply of merchant hotel rooms, and a lower rate of ADR growth can positively impact underlying demand, lower ADRs also decrease our revenue per room night as our remuneration varies proportionally with the room price. Our ADR growth in 2007 was 7%, but declined to 3% in the first quarter of 2008 and 1% in the second quarter of 2008. In addition, our remuneration is impacted by our hotel margins, which have declined in the first half of 2008 due to more competitive hotel and package pricing, and lower change and cancellation fee revenue.
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
     Differentiation among the various website offerings has narrowed dramatically in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on features other than price. More recently, the online travel industry has seen the development of alternative business models and methods of payment for travelers and suppliers, which in some cases place pressure on historical business models. Intense competition has also led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiency.
Business Strategy
     Expedia plays a fundamental role in facilitating travel, whether for leisure or business. We are committed to providing our travelers with the best set of resources to serve their travel needs by taking advantage of our critical assets—our brand portfolio, our technology and commitment to continuous innovation, our global reach and our breadth of product offering. In addition, we take advantage of our growing base of knowledge about our destinations, suppliers and travelers based on our unique position in the travel value chain.
     A discussion of the critical assets that we leverage in achieving our business strategy follows:
     Portfolio of Travel Brands. We seek to appeal to the broadest possible range of travelers and suppliers through our collection of industry-leading brands. We target several different demographics, from the value-conscious traveler through our Hotwire brand to luxury travelers seeking a high-touch, customized vacation package through our Classic Vacations brand. We believe our flagship Expedia brand appeals to the broadest range of travelers, with our extensive product offering ranging from single item bookings of discounted product to complex bundling of higher-end travel packages. Our hotels.com site and its international versions target travelers with premium content about lodging properties, and generally appeal to travelers with shorter booking windows who prefer to drive to their destinations. Through Egencia, we make travel products and services available to corporate travelers. Further, our TripAdvisor Media Network allows us to reach a broad range of travelers with travel opinions and user-generated content.
     We believe our appeal to suppliers is enhanced by our breadth of brands and international points of sale, allowing suppliers to offer the industry’s broadest range of online travelers their product and service offerings. We intend to continue supporting and investing in our brand portfolio and expanding our geographic footprint for the benefit of our travelers, suppliers and advertisers.
     Technology and Continuous Innovation. Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft to our introduction of more recent innovations such as Expedia.com’s TravelAds sponsored search product for hotel advertisers, Hotwire’s Trip Watcher, hotels.com’s slider tools for improving search results, Egencia’s Corporate Travel Consultant wiki and the TripAdvisor Media Network’s offering of travel applications for download on Facebook.com and MySpace.com.
     We intend to continue to aggressively innovate on behalf of our travelers, suppliers and advertisers, including our current efforts to build a scaleable, service-oriented technology platform for our various Expedia-branded websites. We expect this to result in improved flexibility and faster innovation. This transition should allow us to improve our merchandising, browse and search functionality, improve search engine indexing, and add significant personalization features.
     For our suppliers, we have developed proprietary technology that streamlines the interaction between some of our websites and hotel central reservation systems, making it easier for hotels to manage reservations made through our brands. Through this “direct connect” technology, hotels can upload information about available products, services and rates directly from their central reservation systems onto our websites, as well as automatically confirm hotel reservations made by our travelers. In the absence of direct connect technology, both of these processes are generally completed manually via a proprietary extranet.
     Our travelers can now book hotel stays with nearly 80,000 hotels, including over 42,000 worldwide merchant hotel properties. We began offering a more streamlined application programming interface for certain of our lodging partners in 2007 to enable faster and simpler integration of real-time hotel content. We intend to continue investing in tools to make supplier integration easier, seamless and cost effective, including efforts in Europe to add multi-lingual interfaces with easier price and inventory upload features.
     Global Reach. Our Expedia, hotels.com and TripAdvisor Media Network brands operate both U.S. and international sites. We also offer Chinese travelers an array of products and services through our majority ownership in eLong. In the first half of 2008, our European segment accounted for approximately 21% of worldwide gross bookings and 22% of worldwide revenue.
     We intend to continue investing in and growing our international points of sale. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce. Future launches may occur under our flagship Expedia brand, through one of our other brands, or through acquisition of third party brands, as in the case of eLong.
     Egencia, our corporate travel business, currently operates in the United States, Belgium, Canada, China, France, Germany, Italy, Spain and the United Kingdom. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe we offer a compelling technology solution to businesses seeking to control travel costs and improve their employees’ travel experiences. We intend to continue investing in and expanding the geographic footprint of our Egencia business.
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
     Our scale of operations enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. As an example, our traveler review feature—whereby our travelers have created hundreds of thousands of qualified reviews of hotel properties—is able to accumulate a larger base of reviews due to the higher base of online traffic that frequents our various websites. In addition, our increasing scale enhances our websites’ appeal to travel and non-travel advertisers.
     Breadth of Product Offering. We believe we offer a comprehensive array of innovative travel products and services to travelers. We plan to continue improving and growing these offerings, as well as expand them to our worldwide points of sale over time. Travelers can interact with us how and when they prefer with 24/7 1-800 telesales service, which has become an increasingly important part of the Company’s growth strategy.
     Over 50% of our revenue comes from transactions involving the booking of hotel reservations, with less than 15% of our worldwide revenue derived from the sale of airline tickets in 2007. We sell travel products and services either as stand-alone products or as part of package transactions. We are working to grow our merchant hotel and packages businesses as they result in higher revenue per transaction, and we also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We have been and will continue to work toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increased advertising revenue from our worldwide websites such as Expedia.com and hotels.com, which have historically been focused on transaction revenue. In the first half of 2008, advertising and media revenue accounted for over 9% of our worldwide revenue.
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
     Corporate and Other includes Egencia, Expedia Asia Pacific and unallocated corporate functions and expenses. Egencia provides travel products and services to corporate customers in North America, Europe and China. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in China, localized Expedia websites in Australia, India, Japan and New Zealand, as well as localized versions of hotels.com in various Asian countries.

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
     Reclassifications
     For the three and six months ended June 30, 2007, we restated Europe and total gross bookings to conform to our current period presentation. The restatement had no impact on revenue.
Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
Gross Bookings
North America	$4,099,036	$3,722,859	10%	$8,185,565	$7,281,797	12%
Europe	1,222,887	939,067	30%	2,479,439	1,878,811	32%
Corporate and Other	611,485	466,052	31%	1,170,870	891,450	31%

Total gross bookings	$5,933,408	$5,127,978	16%	$11,835,874	$10,052,058	18%

Revenue Margin
North America	13.6%	13.6%		12.8%	12.5%
Europe	15.2%	15.5%		13.4%	13.6%
Corporate and Other	8.7%	8.4%		8.6%	8.2%
Total revenue margin	13.4%	13.5%		12.5%	12.3%
     The increase in worldwide gross bookings for the three and six months ended June 30, 2008, as compared to the same periods in 2007, was primarily due to the increase in our transaction volumes.
     The decrease in Europe revenue margin for the three and six months ended June 30, 2008, as compared to the same periods in 2007, was primarily due to lower revenue resulting from more competitive hotel pricing. Worldwide and North America revenue margin was relatively flat for the three months ended June 30, 2008, compared to the same period in 2007, as an increased mix in advertising and media revenue largely offset the impact of more competitive hotel pricing. The increase in our worldwide and North America revenue margin for the six months ended June 30, 2008, as compared to the same period in 2007, was primarily due to an increased mix of advertising and media revenue.
Results of Operations
Revenue

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
North America	$555,604	$505,379	10%	$1,050,021	$911,780	15%
Europe	186,253	145,437	28%	332,610	255,427	30%
Corporate and Other	53,191	39,107	36%	100,234	73,227	37%

Total revenue	$795,048	$689,923	15%	$1,482,865	$1,240,434	20%

     Revenue increased for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to increases in worldwide merchant hotel revenue and advertising and media revenue.
     Worldwide merchant hotel revenue increased 10% and 15% for the three and six months ended June 30, 2008, compared to the same periods in 2007. The increases were primarily due to a 13% and 17% increase in room nights stayed, including rooms delivered as a component of packages, partially offset slightly by a 2% decrease in revenue per room night for both periods. Revenue per room night decreased due to declines in hotel margin (defined as hotel net revenue as a percentage of hotel gross revenue), partially offset by a 1% and 2% increase in worldwide ADRs.
     Worldwide air revenue increased 14% and 16% for the three and six months ended June 30, 2008 due to a 9% and 8% increase in revenue per air ticket and a 4% and 8% increase in air tickets sold.
     The remaining worldwide revenue other than merchant hotel and air discussed above, which includes advertising and media, car rental, destination services, agency hotel and cruise, increased by 31% and 34% for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to an increase in advertising and media revenue and car rental revenue. Package revenue grew 4% and 8% for the three and six months ended June 30, 2008, compared with the prior year periods, primarily due to growth in international package gross bookings.
Cost of Revenue and Gross Profit

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$168,874	$143,646	18%	$320,817	$264,944	21%
% of revenue	21.2%	20.8%		21.6%	21.4%

Gross profit	$626,174	$546,277	15%	$1,162,048	$975,490	19%
% of revenue	78.8%	79.2%		78.4%	78.6%
     Cost of revenue increased for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to higher costs associated with the increase in transaction volumes.
     Gross profit increased for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to increased revenue, partially offset by a slight decrease in gross margin due to a growth in call centers and increased promotions.
Selling and Marketing

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
Selling and marketing	$299,550	$255,905	17%	$586,672	$478,173	23%
% of revenue	37.7%	37.1%		39.6%	38.5%
     Selling and marketing expenses increased for the three months ended June 30, 2008, compared to the same period in 2007, primarily due to increased direct spend at our continental European sites and Hotwire. In addition, we increased personnel costs at our partner services group, the TripAdvisor Media Network and our European businesses. Selling and marketing expenses increased for the six months ended June 30, 2008, compared to the same period in 2007, primarily due to increased direct online search and brand spend across our worldwide points of sale, as well as higher personnel costs.
     We expect selling and marketing expense to be higher as a percentage of revenue in 2008 as we invest in our higher growth and earlier stage international businesses, expand our various sales teams, invest in our global advertising and media businesses and experience continued inflation in the cost of keywords.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
General and administrative	$84,679	$75,733	12%	$173,080	$151,896	14%
% of revenue	10.7%	11.0%		11.7%	12.2%
     General and administrative expense increased, compared to the same periods in 2007, primarily due to the overall growth of our businesses, including costs related to our information technology efforts and our European businesses. We expect general and administrative expense to decrease as a percentage of revenue in 2008 compared to 2007.
Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
Technology and content	$52,744	$41,511	27%	$105,046	$83,763	25%
% of revenue	6.6%	6.0%		7.1%	6.8%
     Technology and content expense increased primarily due to growth in personnel-related expenses related to our worldwide product development organization and TripAdvisor Media Network, as well as an increase in the amortization of software development costs.
     Given our historical and ongoing investments in various initiatives, we expect technology and content expense to increase as a percentage of revenue in 2008 as compared to 2007.
Amortization of Intangible Assets

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
Amortization of intangible assets	$18,660	$19,503	(4%)	$36,711	$40,699	(10%)
% of revenue	2.3%	2.8%		2.5%	3.3%
     Amortization of intangible assets decreased for the three and six months ended June 30, 2008, compared to the same periods in 2007, due primarily to the completion of amortization related to certain technology intangible assets over the past year, partially offset by amortization related to new business acquisitions.
Operating Income

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
Operating income	$170,541	$153,625	11%	$260,539	$220,959	18%
% of revenue	21.5%	22.3%		17.6%	17.8%
     Operating income increased for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to an increase in gross profit, partially offset by growth in sales and marketing expense, technology and content expense and general and administrative expense.

Operating Income Before Amortization (“OIBA”)

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
OIBA	$204,055	$187,100	9%	$329,910	$291,490	13%
% of revenue	25.7%	27.1%		22.2%	23.5%
     The increase in OIBA for the three and six months ended June 30, 2008, compared to the same periods in 2007, was primarily due to an increase in gross profit, partially offset by growth in sales and marketing expense, technology and content expense and general and administrative expense. OIBA as a percentage of revenue decreased primarily due to higher growth in sales and marketing expense and technology and content expense as a percentage of revenue.
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
     OIBA represents the combined operating results of Expedia, Inc.’s businesses, taking into account depreciation of property and equipment (including internal-use software and website development), which we believe is an ongoing cost of doing business, but excluding the effects of other non-cash expenses that may not be indicative of our core business operations. We believe this performance measure is useful to investors for the following reasons:
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

Reconciliation of OIBA to Operating Income and Net Income
     The following table presents a reconciliation of OIBA to operating income and net income for the three and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)
OIBA	$204,055	$187,100	$329,910	$291,490
Amortization of intangible assets	(18,660)	(19,503)	(36,711)	(40,699)
Stock-based compensation	(14,854)	(13,972)	(32,660)	(29,832)

Operating income	170,541	153,625	260,539	220,959
Interest income (expense), net	(4,269)	650	(11,854)	(3,257)
Other, net	(5,098)	5,936	(8,771)	441
Provision for income taxes	(65,944)	(64,076)	(94,916)	(87,688)
Minority interest in loss of consolidated subsidiaries, net	859	1	2,397	457

Net income	$96,089	$96,136	$147,395	$130,912

Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
Interest income	$9,073	$10,552	(14%)	$17,188	$17,821	(4%)
Interest expense	(13,342)	(9,902)	35%	(29,042)	(21,078)	38%
     Interest income decreased for the three months ended June 30, 2008, compared to the same period in 2007, primarily due to lower average interest rates.
     Interest expense increased for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to higher average debt balances generally resulting from draws on our revolving credit facility in the second half of 2007. At June 30, 2008 and 2007, our long-term indebtedness totaled $894 million and $500 million. As a result of our new senior unsecured notes issued in June 2008, we expect interest expense to continue to increase for the full year of 2008 as compared to 2007.
Other, Net
     Other, net is composed of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
		($ in thousands)
Foreign exchange rate losses, net	$(3,808)	$(285)	$(11,632)	$(3,185)
Gain (loss) on derivative instruments, net	(400)	(3,153)	4,580	(4,544)
Equity in loss of unconsolidated affiliates	(1,093)	(2,259)	(1,916)	(3,554)
Federal excise tax refunds	—	12,058	—	12,058
Other	203	(425)	197	(334)

Total other, net	$(5,098)	$5,936	$(8,771)	$441

     During the second quarter of 2007, we recognized a $12 million gain related to a portion of federal excise tax refunds from the Internal Revenue Service.

Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$(65,944)	$(64,076)	3%	$(94,916)	$(87,688)	8%
Effective tax rate	40.9%	40.0%		39.6%	40.2%
     We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.
     The second quarter of 2008 effective rate increased as compared to the same period in 2007 primarily due to higher interest accruals related to uncertain tax positions, partially offset by lower non-deductible losses related to our derivative liabilities compared to the prior year period. The first half of 2008 effective rate decreased as compared to the same period in 2007 primarily due to non-taxable gains related to our derivative liabilities compared with non-deductible losses in the first half of 2007, partially offset by higher interest accruals related to uncertain tax positions.
     Our effective tax rate was 40.9% and 39.6% for the three and six months ended June 30, 2008, which is higher than the 35% federal statutory rate primarily due to state income taxes and interest accruals related to uncertain tax positions.
     Our effective tax rate was 40.0% and 40.2% for the three and six months ended June 30, 2007, which is higher than the 35% statutory rate primarily due to state income taxes, non-deductible losses related to our derivative liabilities, interest accruals related to uncertain tax positions and a taxable dividend from an equity investment.
Financial Position, Liquidity and Capital Resources
     Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents balances which were $1 billion and $617 million at June 30, 2008 and December 31, 2007 and included $156 million and $158 million of cash at eLong, whose results are consolidated into our financial statements due to our controlling voting and economic ownership position; and our $1 billion revolving credit facility, of which $935 million was available as of June 30, 2008. This represents the total $1 billion facility less $65 million of outstanding stand-by letters of credit. Outstanding credit facility borrowings bear interest based on our financial leverage; based on our June 30, 2008 financial statements, the interest rate equated to a base rate plus 62.5 basis points. We may choose (1) the greater of the Prime rate or the Federal Funds Rate plus 50 basis points or (2) various durations of LIBOR as our base rate.
     In June 2008, we privately placed $400 million of 8.5% senior unsecured notes due in July 2016 (the “8.5% Notes”). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year, beginning January 1, 2009. We used the proceeds, net of the discount and issuance costs paid to date, of $394 million to repay the then outstanding borrowings under our credit facility of $330 million with the remaining cash to be used for general corporate purposes.
     Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within two weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. Some carriers, including Aloha Airlines and ATA Airlines, recently ceased operations, the impact of which was not material to us. For most other merchant bookings, which is primarily our merchant hotel business, we pay after the travelers’ use and subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business continues to grow and our business model does not significantly change, we expect that changes in working capital will positively impact operating cash flows. If this business declines relative to our other businesses, or if there are changes to the model or booking patterns which compress the time between receipts of cash from travelers to payments to suppliers, our working capital benefits could be reduced. Due to various factors, including technology and process initiatives, we paid hotels sooner in the first half of 2008 than in the comparable period of 2007, resulting in a reduction to our working capital benefit from merchant accounts payable year over year. We will continue to invest in such initiatives in the second half of 2008.
     Seasonal fluctuations in our merchant hotel bookings affect the timing of our annual cash flows. During the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses and cash flows are typically negative. While we expect the impact of seasonal fluctuations to continue, merchant hotel growth rates or changes to the hotel business model or booking patterns as discussed above may affect working capital, which might counteract or intensify the anticipated seasonal fluctuations.
     As of June 30, 2008, we had a deficit in our working capital of $896 million, compared to a deficit of $729 million as of December 31, 2007.
     We anticipate continued investment in the development and expansion of our operations. These investments include but are not limited to improvements to infrastructure, which include our enterprise data warehouse, servers, networking equipment and software, release improvements to our software code and continuing efforts to build a new platform that will extend across our Expedia-branded points of sale. We migrated a portion of Expedia.com to the new platform during 2007 and we expect to migrate additional functionality to the new platform during 2008 and beyond. We will also relocate many of our global offices, including our corporate headquarters, to new facilities in 2008 to accommodate the growth of our business. These moves will result in significant investments to improve the new facilities. Total capital expenditures for 2008 are expected to be $140 million to $150 million. Our future capital requirements may include capital needs for acquisitions, share repurchases or expenditures in support of our business strategy. In the event we have acquisitions or share repurchases, this may reduce our cash balance and/or increase our debt. Litigation and challenges to our business strategy may also negatively affect our cash balance.
     Our cash flows are as follows:

	Six months ended June 30,
	2008	2007	$ Change
	(in thousands)
Cash provided by (used in):
Operating activities	$871,054	$922,613	$(51,559)
Investing activities	(258,528)	(128,190)	(130,338)
Financing activities	(208,975)	(642,746)	433,771
Effect of foreign exchange rate changes on cash and cash equivalents	6,616	6,453	163
     For the six months ended June 30, 2008, net cash provided by operating activities decreased by $52 million primarily due to a decrease in changes in operating assets and liabilities, including an increase in tax and interest payments and faster invoice and payment processing for our hotel suppliers in the current period, partially offset by an increase in cash flows from operating income.
     Cash used in investing activities increased by $130 million for the six months ended June 30, 2008 primarily due to a $119 million increase in cash paid for acquisitions, including $93 million as a contingent payment for the financial performance of a company we acquired during 2007, and a $32 million increase in capital expenditures, partially offset by a decrease in long-term investments and deposits mainly related to our 50% investment in a travel company in the prior year period.
     In March 2008, eLong’s Board of Directors approved a share repurchase of up to $20 million. Any executed purchases are classified as acquisitions in the investing section of our statements of cash flows.

     In July 2008, we entered into an agreement to acquire European-based Venere Net SpA, an online travel provider that focuses on hotel reservations under an agency model. The transaction is expected to close in the third quarter of 2008.
     Cash used in financing activities for the six months ended June 30, 2008 primarily included the net repayment of $191 million of debt. Cash used in financing activities for the six months ended June 30, 2007 primarily included cash paid to acquire shares in a tender offer pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share for a total cost of $660 million plus fees and expenses relating to the tender offer.
     We anticipate lower stock-based compensation related tax deductions in 2008 as compared to 2007; and, therefore, we expect cash tax payments for full year 2008 will increase compared with 2007.
     We currently have authorization, for which there is no fixed termination date, from our Board of Directors to repurchase up to 20 million outstanding shares of our common stock; no such repurchases have been made under this authorization as of July 31, 2008.
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
Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
     For a discussion of our debt obligations, see Note 3, Debt, in the notes to the consolidated financial statements. There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2007. Other than our contractual obligations and commercial commitments, including derivatives, we did not have any off-balance sheet arrangements as of June 30, 2008 or December 31, 2007.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
     There has been no material change in our market risk during the six months ended June 30, 2008, with the exception of interest rate risk as discussed below. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.
Interest Rate Risk
     In June 2008, we issued $400 million senior unsecured notes with a fixed rate of 8.5% (“8.5% Notes”). As a result, if market interest rates decline, our required payments will exceed those based on market rates. The fair value of our 8.5% Notes was approximately $392 million as of June 30, 2008 as calculated based on interest rates at quarter end. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our 8.5% Notes by approximately $11 million.
     We did not experience any significant impact from changes in interest rates for the three and six months ended June 30, 2008 or 2007.

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
     There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
     In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. The following are developments regarding such legal proceedings:
     Litigation Relating to Hotel Occupancy Tax
     hotels.com. On May 20, 2008, the parties filed a joint report requesting postponement of the status hearing for six months.
     Expedia® Washington. On May 7, 2008, the court entered in order granting plaintiff’s motion to certify the class. On June 17, 2008, Expedia filed, with the court of appeals, a motion for discretionary review of the order certifying the class and a motion to stay further proceedings. The court of appeals heard oral argument on July 11, 2008, but has not issued a decision.
     Hotwire®. A case management conference is scheduled for August 22, 2008.
     Consumer Case against Various Internet Travel Companies. By letter dated July 24, 2008, the plaintiff indicated that he would only be pursuing the Orbitz defendants, note Expedia, hotes.com or Hotwire.
     City of Chicago, Illinois Litigation. A status conference with the court is scheduled for August 25, 2008.
     City of Rome, Georgia Litigation. On July 10, 2008, the plaintiffs filed an application with the Georgia Court of Appeals seeking appeal and review of the Protective Order entered by the trial court in the City of Atlanta litigation.
     Pitt County, North Carolina Litigation. Oral argument on the plaintiff’s appeal is tentatively scheduled for the week of October 28, 2008.
     Orange County, Florida Litigation. On June 13, 2008, the court of appeals reversed the trial court’s order dismissing the lawsuit.
     City of Atlanta, Georgia Litigation. On May 20, 2008, the Georgia Supreme Court granted the city’s petition for certiorari. The Georgia Supreme Court has scheduled oral argument for September 8, 2008.
     City of Charleston, South Carolina Litigation. On June 2, 2008, the court issued an amended scheduling order setting the trial date for August 3, 2009.
     City of San Antonio, Texas Litigation. On May 27, 2008, the court issued an order granting plaintiff’s motion for class certification. On June 19, 2008, the court entered a scheduling order setting the trial date for June 15, 2009. On July 3, 2008, the Fifth Circuit Court of Appeals denied defendants’ petition for leave to appeal the court’s order on class certification.
     Town of Mt. Pleasant, South Carolina Litigation. On June 2, 2008, the court issued an amended scheduling order setting the trial date for August 3, 2009.
     Lake County, Indiana Litigation. On July 14, 2008, the court denied the defendants’ motion to dismiss the lawsuit.
     Columbus and Dayton, Ohio Litigation. On June 19, 2008, the court issued a memorandum opinion denying defendants’ motion to dismiss the claims asserted by the seven joined plaintiffs. The court did conclude that the defendants are not directly obligated to pay the hotel occupancy taxes at issue.
     North Myrtle Beach Litigation. On June 16, 2008, the court entered an amended scheduling setting the trial date for on or after November 9, 2009.

Part II. Item 1. Legal Proceedings (Continued)
     Louisville / Jefferson County Metro Government, Kentucky Litigation. On April 16, 2008, the Lexington-Fayette Urban County Government filed an intervening complaint, joining the lawsuit. On May 16, 2008, the defendants moved to dismiss Lexington-Fayette complaint.
     Myrtle Beach, South Carolina Litigation. On March 18, 2008, the court entered an order denying the defendants’ motion to dismiss the lawsuit.
     City of Fayetteville, Arkansas Litigation. On June 30, 2008, the court issued a letter ruling granting defendants’ motion to dismiss.
     City of Houston, Texas Litigation. On May 27, 2008, the court granted plaintiffs’ motion for a new trial, vacating the court’s March 13, 2008 order dismissing plaintiffs’ claims.
     Jefferson City, Missouri Litigation. On June 19, 2008, the court granted in part and denied in part defendants’ motion to dismiss the lawsuit.
     City of Madison, Wisconsin Litigation. On June 23, 2008, the court granted defendants’ motion to dismiss the lawsuit.
     County of Mecklenburg, North Carolina Litigation. On May 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss the lawsuit.
     The following additional cases were filed during the quarter ended June 30, 2008:
     Cities of Goodlettsville and Brentwood, Tennessee Litigation. On June 2, 2008, the cities of Goodlettsville and Brentwood, Tennessee filed a putative class action in federal court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. City of Goodlettsville and City of Brentwood v. Priceline.com, Inc., et al., 3-08-0561 (United States District Court for the Middle District of Tennessee). The complaint alleges that the defendants have failed to pay to the cities hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for unjust enrichment and conversion. The deadline for defendants to respond to the lawsuit is August 7, 2008.
     County of Monroe, Florida Litigation. On June 3, 2008, the county of Monroe, Florida filed an individual action in federal court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. County of Monroe, Florida v. Priceline.com, Inc., et al., 08-10044-CIV (United States District Court for the Southern District of Florida). The complaint alleges that the defendants have failed to pay to the county’s hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for unjust enrichment and conversion. On June 25, 2008, the plaintiff filed a Notice of Voluntary Dismissal. On June 26, 2008, the court entered an order dismissing the lawsuit.
     Township of Lyndhurst, New Jersey Litigation. On June 18, 2008, the Township of Lyndhurst filed a putative class action in federal court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. Township of Lyndhurst v. Priceline.com, Inc., et al., 2:08-CV-03033-JLL-CCC (United States District Court for District of New Jersey). The complaint alleges that the defendants have failed to pay to the township’s hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for unjust enrichment and conversion. The deadline for defendants to respond to the lawsuit is August 19, 2008.
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
     We have significant long-term indebtedness, which could adversely affect our business and financial condition.
     As of June 30, 2008, our long-term indebtedness totaled $894 million. Risks relating to our long-term indebtedness include:
•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	Making it difficult for us to optimally capitalize and manage the cash flow for our businesses;

•	Limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	Placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	Limiting our ability to borrow additional funds.
     In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our credit facility and the indentures governing our outstanding senior notes allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify.
     The agreements governing our indebtedness contain various covenants that limit our discretion in the operation of our business and also require us to meet financial maintenance tests and other covenants. The failure to comply with such tests and covenants could have a material adverse effect on us.
     The agreements governing our indebtedness contain various covenants, including those that restrict our ability to, among other things:
•	Borrow money, and guarantee or provide other support for indebtedness of third parties including guarantees;

•	Pay dividends on, redeem or repurchase our capital stock;

•	Make investments in entities that we do not control, including joint ventures;

•	Enter into certain asset sale transactions;

•	Enter into sale and leaseback transactions; and

•	Enter into unrelated businesses.

These covenants may limit our ability to effectively operate our businesses.
     In addition, our credit facility requires that we meet certain financial tests, including a consolidated net worth test and a leverage ratio test.
     Any failure to comply with the restrictions of our credit facility or any agreement governing our other indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds (including periodic rollovers of existing borrowings).

Part II. Item 4. Submission of Matters to a Vote of Security Holders
     On June 11, 2008, the Company’s annual meeting of stockholders (the “Annual Meeting”) was held. Stockholders present in person or by proxy, representing 240,934,838 shares of Expedia common stock (entitled to one vote per share), 25,599,998 shares of Expedia Class B common stock (entitled to ten votes per share) and no shares of Expedia Series A preferred stock (entitled to two votes per share), voted on the following matters:
     Proposal 1. Election of Directors—The stockholders elected ten directors of the Company, three of whom were elected by holders of common stock only, and seven of whom were elected by holders of common stock, Class B common stock and Series A preferred stock, voting together as a single class, each to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified (or, if earlier, such director’s removal or resignation from the Board of Directors). In each case, the affirmative vote of a plurality of the total number of votes cast was required to elect each director. Stockholders eligible to vote, voted as follows:
     Holders of Expedia Common Stock, voting as a separate class:

	Votes in Favor	Votes Withheld
A. George “Skip” Battle	235,551,354	5,383,484
Craig A. Jacobson	235,637,413	5,297,425
Peter M. Kern	235,626,516	5,308,322
     Holders of Expedia Common Stock, Expedia Class B Common Stock and Expedia Series A Preferred Stock, voting together as a single class:

	Votes in Favor	Votes Withheld
Barry Diller	410,231,332	86,703,486
Dara Khosrowshahi	416,256,879	80,677,939
Victor A. Kaufman	412,875,360	84,059,458
Simon J. Breakwell	438,979,181	57,955,637
Jonathan L. Dolgen	491,624,680	5,310,138
William R. Fitzgerald	407,589,001	89,345,817
John C. Malone	411,737,849	85,196,969
     Proposal 2. Approval of Amendment to the Expedia, Inc. 2005 Stock and Annual Incentive Plan to Increase the Number of Shares Authorized for Issuance Thereunder by 7,500,000— The holders of Expedia Common Stock, Expedia Class B Common Stock and Expedia Series A Preferred Stock, voting as a single class, also approved the increase of shares authorized for issuance under the Expedia, Inc. 2005 Stock and Annual Incentive Plan by 7.5 million. The affirmative vote of a majority of the total voting power of those shares of Expedia Common Stock, Class B Common Stock and Series A Preferred Stock present in person or represented by proxy at the Annual Meeting, voting together as a single class, was required to approve Proposal 2. Those stockholders eligible to vote, voted as follows:

Votes in Favor	Votes Against	Votes Abstaining	Broker Non-Votes
459,115,412	24,325,372	1,594,461	11,899,573
     Proposal 3. Ratification of Appointment of Independent Registered Public Accounting Firm—The holders of Expedia Common Stock, Expedia Class B Common Stock and Expedia Series A Preferred Stock, voting as a single class, also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008. The affirmative vote of a majority of the total voting power of those shares of Expedia Common Stock, Class B Common Stock and Series A Preferred Stock present in person

Part II. Item 4. Submission of Matters to a Vote of Security Holders (Continued)
or represented by proxy at the Annual Meeting, voting together as a single class, was required to approve Proposal 3. Those stockholders eligible to vote, voted as follows:

Votes in Favor	Votes Against	Votes Abstaining
495,205,844	165,947	1,563,027

Part II. Item 6. Exhibits
     The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
31.1	Certification of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
Certain instruments defining the rights of certain holders of long-term debt securities of Expedia, Inc. are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. Expedia, Inc. hereby agrees to furnish copies of these instruments to the Securities Exchange Commission upon request.

Signature
     Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

July 31, 2008	Expedia, Inc.

	By:	/s/ MICHAEL B. ADLER
Michael B. Adler
Chief Financial Officer