Form 10-Q
period 2008-09-30
Expedia, Inc.
filed 2008-10-30
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each of the registrant’s classes of common stock as of October 17, 2008 was:

Common stock, $0.001 par value per share	261,343,398 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Expedia, Inc.
Form 10-Q
For the Quarter Ended September 30, 2008
Contents

Part I. Item 1. Consolidated Financial Statements
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$833,337	$759,596	$2,316,202	$2,000,030
Cost of revenue (1)	177,001	151,053	497,818	415,997

Gross profit	656,336	608,543	1,818,384	1,584,033

Operating expenses:
Selling and marketing (1)	298,858	279,341	885,530	757,514
General and administrative (1)	90,585	83,365	263,665	235,261
Technology and content (1)	51,480	47,452	156,526	131,215
Amortization of intangible assets	15,827	18,613	52,538	59,312

Operating income	199,586	179,772	460,125	400,731

Other income (expense):
Interest income	7,428	12,888	24,616	30,709
Interest expense	(20,061)	(13,940)	(49,103)	(35,018)
Other, net	(23,243)	(13,894)	(32,014)	(13,453)

Total other expense, net	(35,876)	(14,946)	(56,501)	(17,762)

Income before income taxes and minority interest	163,710	164,826	403,624	382,969
Provision for income taxes	(69,223)	(65,542)	(164,139)	(153,230)
Minority interest in loss of consolidated subsidiaries, net	337	311	2,734	768

Net income	$94,824	$99,595	$242,219	$230,507

Net earnings per share available to common stockholders:
Basic	$0.33	$0.34	$0.85	$0.77
Diluted	0.33	0.32	0.83	0.72

Shares used in computing earnings per share:
Basic	286,674	292,171	285,930	300,959
Diluted	291,724	312,756	293,256	318,848

(1) Includes stock-based compensation as follows:
Cost of revenue	$510	$550	$1,754	$2,079
Selling and marketing	2,541	2,729	9,116	8,768
General and administrative	9,235	7,683	26,203	22,356
Technology and content	3,081	3,455	10,954	11,046

Total stock-based compensation	$15,367	$14,417	$48,027	$44,249

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$659,671	$617,386
Restricted cash and cash equivalents	7,056	16,655
Accounts receivable, net of allowance of $9,092 and $6,081	351,255	268,008
Prepaid merchant bookings	99,510	66,778
Prepaid expenses and other current assets	168,298	76,828

Total current assets	1,285,790	1,045,655
Property and equipment, net	242,233	179,490
Long-term investments and other assets	81,966	93,182
Intangible assets, net	1,075,373	970,757
Goodwill	6,303,867	6,006,338

TOTAL ASSETS	$8,989,229	$8,295,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, merchant	$768,111	$704,044
Accounts payable, other	198,685	148,233
Deferred merchant bookings	844,291	609,117
Deferred revenue	15,689	11,957
Accrued expenses and other current liabilities	224,123	301,001

Total current liabilities	2,050,899	1,774,352
Long-term debt	894,421	500,000
Credit facility	250,000	585,000
Deferred income taxes, net	389,590	351,168
Other long-term liabilities	236,880	204,886
Minority interest	57,857	61,935

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	339	337
Authorized shares: 1,600,000
Shares issued: 339,376 and 337,057
Shares outstanding: 261,268 and 259,489
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	5,967,686	5,902,582
Treasury stock — Common stock, at cost	(1,730,945)	(1,718,833)
Shares: 78,109 and 77,568
Retained earnings	844,423	602,204
Accumulated other comprehensive income	28,053	31,765

Total stockholders’ equity	5,109,582	4,818,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,989,229	$8,295,422

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Operating activities:
Net income	$242,219	$230,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	54,935	43,381
Amortization of intangible assets and stock-based compensation	100,565	103,561
Deferred income taxes	(9,547)	(3,297)
(Gain) loss on derivative instruments assumed at Spin-Off	(4,600)	5,938
Equity in loss of unconsolidated affiliates	558	3,848
Minority interest in loss of consolidated subsidiaries, net	(2,734)	(768)
Foreign exchange (gain) loss on cash and cash equivalents, net	55,974	(18,669)
Realized loss on foreign currency forwards	20,234	—
Other	1,886	3,362
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(45,655)	(94,431)
Prepaid merchant bookings and prepaid expenses	(54,845)	(38,674)
Accounts payable, merchant	64,397	221,084
Accounts payable, other, accrued expenses and other current liabilities	105,248	154,180
Deferred merchant bookings	235,260	351,969
Deferred revenue	3,634	3,365

Net cash provided by operating activities	767,529	965,356

Investing activities:
Capital expenditures, including internal-use software and website development	(118,984)	(57,620)
Acquisitions, net of cash acquired	(529,414)	(59,622)
Reclassification of Reserve Primary Fund holdings	(80,360)	—
Net settlement of foreign currency forwards	(20,234)	—
Changes in long-term investments and deposits	8,275	(29,677)
Proceeds from sale of business to a related party	1,624	—

Net cash used in investing activities	(739,093)	(146,919)

Financing activities:
Credit facility borrowings	340,000	650,000
Credit facility repayments	(675,000)	(150,000)
Proceeds from issuance of long-term debt, net of issuance costs	392,386	—
Changes in restricted cash and cash equivalents	8,044	(10,630)
Proceeds from exercise of equity awards	6,348	45,398
Excess tax benefit on equity awards	3,154	2,676
Treasury stock activity	(12,575)	(1,396,012)
Other, net	—	(844)

Net cash provided by (used in) financing activities	62,357	(859,412)
Effect of exchange rate changes on cash and cash equivalents	(48,508)	24,232

Net increase (decrease) in cash and cash equivalents	42,285	(16,743)
Cash and cash equivalents at beginning of period	617,386	853,274

Cash and cash equivalents at end of period	$659,671	$836,531

Supplemental cash flow information
Cash paid for interest	$48,959	$41,381
Income tax payments, net	124,232	69,751
See accompanying notes.

Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
Note 1 — Basis of Presentation
Description of Business
     Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, hotels.com®, Hotwire.comtm, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations, Egenciatm (formerly Expedia® Corporate Travel), eLongtm, Inc. (“eLong”), TripAdvisor® Media Network and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
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
Accounting Estimates
     We use estimates and assumptions in the preparation of our interim unaudited consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our interim unaudited consolidated financial statements. These estimates and assumptions also affect the reported amount of net income during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our interim unaudited consolidated financial statements include revenue recognition, recoverability of current and long-lived assets, intangible assets and goodwill, income and indirect taxes, such as potential settlements related to occupancy taxes, stock-based compensation and accounting for derivative instruments.
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

Notes to Consolidated Financial Statements — (Continued)
Note 3 — Prepaid Expenses and Other Current Assets
     Included in prepaid expenses and other current assets as of September 30, 2008 is $80 million in redemptions of money market holdings due from the Reserve Primary Fund (“the Fund”), which is net of an approximate $1 million allowance for our estimated pro rata share of losses related to the Fund’s write-down of debt security holdings of Lehman Brothers Holdings, Inc. (“Lehman”). The Fund is currently being liquidated due to the Reserve’s September 16, 2008 announcement that the Fund had a net asset value less than $1.00 and ensuing significant redemption requests. We have allowed for our pro rata share of Lehman losses, as we believe it is likely that all holders in the Fund will be treated equally upon liquidation. The Fund has announced it is preparing for a distribution of approximately one half of its assets, which are held in cash. As of October 29, 2008, no distributions from the Fund had been made. Until liquidity returns to the commercial paper and short-term debt markets, future liquidation of, and redemptions under, the Fund are expected to occur as the underlying securities mature rather than through security sales. All underlying holdings in the Fund mature within approximately one year from September 30, 2008.
Note 4 — Debt
     The following table sets forth our outstanding debt:

	September 30,	December 31,
	2008	2007
	(in thousands)
8.5% senior notes due 2016, net of discount	$394,421	$—
7.456% senior notes due 2018	500,000	500,000

Long-term debt	894,421	500,000
Credit facility	250,000	585,000

Total long-term indebtedness	$1,144,421	$1,085,000

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
     Our $500 million in registered senior unsecured notes outstanding at September 30, 2008 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes in accordance with the terms of the agreement, in whole or in part at any time at our option.
     The 7.456% and 8.5% Notes are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 12 — Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the 7.456% and 8.5% Notes was $14 million as of September 30, 2008, and accrued interest related to the 7.456% Notes was $14 million as of December 31, 2007.

Notes to Consolidated Financial Statements — (Continued)
Credit Facility
     Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries and expires in August 2010. We had $250 million and $585 million outstanding under the revolving credit facility as of September 30, 2008 and December 31, 2007. The facility bears interest based on market interest rates plus a spread, which is determined based on our financial leverage. The interest rate was 3.69% as of September 30, 2008 and 5.70% as of December 31, 2007. The annual fee to maintain the facility is 0.1% on the unused portion of the facility, or approximately $1 million if the entire facility is unused.
     The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of September 30, 2008, and December 31, 2007, there was $63 million and $52 million of outstanding stand-by LOCs issued under the facility.
Note 5 — Derivative Instruments
     The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date.
     Ask Jeeves Notes
     As a result of our separation from IAC/InterActiveCorp (“IAC”) on August 9, 2005 (the “Spin-Off”), we assumed certain obligations of IAC related to IAC’s Ask Jeeves Notes. The estimated fair value of this liability fluctuated primarily based on changes in the price of our common stock. During the nine months ended September 30, 2008, the remainder of these notes converted and we released approximately 0.5 million shares of our common stock with a fair value of $11 million to satisfy the final conversion requirements. During the nine months ended September 30, 2008 and 2007, we recognized net gains of $4 million and net losses of $5 million related to these Ask Jeeves Notes. As of June 1, 2008, we had no further obligations related to the Ask Jeeves Notes. As of December 31, 2007, the related derivative liability balance was $15 million and was included in accrued expenses and other current liabilities.
     Cross-Currency Swaps
     During 2003 and 2004, we entered into cross-currency swaps to hedge against the change in value of certain intercompany loans denominated in currencies other than the lending subsidiaries’ functional currency. These swaps were designated as cash flow hedges and were re-measured at fair value each reporting period. The fair values of our cross-currency swaps were determined using Level 2 valuation techniques, as defined in SFAS 157, and were based on the present value of net future cash payments and receipts, which fluctuate based on changes in market interest rates and the euro/U.S. dollar exchange rate.
     During the third quarter of 2008, we terminated our cross-currency swap agreements for a cost of $17 million and concurrently capitalized the underlying intercompany loans. As a result of these transactions, we recognized a net gain of less than $1 million. At the time of termination, $13 million of cash collateral was held by the counterparty resulting in a net liability of $4 million that was unpaid as of September 30, 2008 and was classified in accrued expenses and other current liabilities. As of December 31, 2007, we had a $21 million cross-currency swap liability included in other long-term liabilities and a corresponding $21 million asset for cash collateral held by our counterparty included in long-term investments and other assets.

Notes to Consolidated Financial Statements — (Continued)
Note 6 — Stockholders’ Equity
Stock-based Awards
     Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and stock options. Since February 2003, we have awarded RSUs as our primary form of employee stock-based compensation. Our stock-based awards generally vest over five years.
     As of September 30, 2008, we had stock-based awards outstanding representing approximately 17.8 million shares of our common stock consisting of approximately 9.1 million RSUs and stock options to purchase approximately 8.7 million common shares with a weighted average exercise price of $25.39 and weighted average remaining life of 4.3 years.
     Annual employee RSU grants typically occur during the first quarter of each year. During the nine months ended September 30, 2008, we granted 3.6 million RSUs.
Comprehensive Income
     Comprehensive income was $84 million and $110 million for the three months ended September 30, 2008 and 2007, and $239 million and $245 million for the nine months ended September 30, 2008 and 2007. The primary difference between net income as reported and comprehensive income was foreign currency translation adjustments.
Note 7 — Earnings Per Share
     The following table presents our basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net income	$94,824	$99,595	$242,219	$230,507

Net earnings per share available to common stockholders:
Basic	$0.33	$0.34	$0.85	$0.77
Diluted	0.33	0.32	0.83	0.72

Weighted average number of shares outstanding:
Basic	286,674	292,171	285,930	300,959

Dilutive effect of:
Options to purchase common stock	749	9,264	1,163	8,825
Warrants to purchase common stock	3,710	8,528	4,930	6,537
Other dilutive securities	591	2,793	1,233	2,527

Diluted	291,724	312,756	293,256	318,848

     The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Notes to Consolidated Financial Statements — (Continued)
Note 8 — Other, Net
     The following table presents the components of other, net:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Foreign exchange rate losses, net	$(23,456)	$(12,265)	$(35,088)	$(15,450)
Equity in gain (loss) of unconsolidated affiliates	1,358	(294)	(558)	(3,848)
Gain (loss) on derivative instruments assumed at Spin-Off	20	(1,394)	4,600	(5,938)
Federal excise tax refunds	—	—	—	12,058
Other	(1,165)	59	(968)	(275)

Total	$(23,243)	$(13,894)	$(32,014)	$(13,453)

     During the third quarter of 2008, in connection with the closing of an acquisition and the related holding of euros to economically hedge the purchase price, we recognized a net loss of $21 million, included in foreign exchange rate losses, net.
     In addition, during the third quarter of 2008, we began using foreign currency forward contracts in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency denominated merchant accounts payable and deferred merchant bookings. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets; thus, we measure the fair value of these contracts under a Level 2 input as defined by SFAS 157. As of September 30, 2008, we had a net forward liability of $1 million recorded in accrued expenses and other current liabilities with a corresponding net loss included in foreign exchange rate losses, net.
     During the second quarter of 2007, we recognized a $12 million gain related to federal excise tax refunds from the Internal Revenue Service.
Note 9 — Acquisitions and Other Investments
     During the nine months ended September 30, 2008, we acquired four online travel media content companies, one corporate travel company and two online travel product and service companies, which includes Venere, an online travel provider based in Italy that focuses on hotel reservations under an agency model. The purchase price of these companies and other acquisition-related costs totaled $458 million, of which $456 million was paid in cash and $2 million was accrued as of September 30, 2008. As a result of these acquisitions, we recorded $311 million in goodwill; $113 million of intangible assets with definite lives; $46 million of intangible assets with indefinite lives; and net liabilities and minority interests totaling $12 million, which includes $22 million of cash acquired. The purchase price allocation of these acquisitions is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward; their effect on consolidated revenue and operating income during the first nine months of 2008 was not significant.
     In addition, during the second quarter of 2008, we paid approximately $95 million of amounts accrued as purchase consideration as of December 31, 2007, $93 million of which was as a result of the financial performance of a company we acquired during 2007.
     In one of these 2008 transactions, we acquired a 74% controlling interest with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the company at fair value at various times through 2011. In another of these 2008 transactions, we acquired an 86% controlling interest with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the company at fair value, or at an adjusted fair value at our option, during a 30-day period beginning October 1, 2012. Future changes in fair value of the puttable shares above the initial minority interest basis will be recorded to the minority interest and as charges or credits to retained earnings.

Notes to Consolidated Financial Statements — (Continued)
Note 10 — Commitments and Contingencies
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
     Litigation Relating to Hotel Occupancy Taxes. Lawsuits have been filed by forty-two cities and counties involving hotel occupancy taxes. In addition, there have been five consumer lawsuits filed relating to taxes and fees. The municipality and consumer lawsuits are in various stages ranging from responding to the complaint to discovery. We continue to defend these lawsuits vigorously. To date, fifteen of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Four dismissals (Pitt County, North Carolina; Findlay, Ohio; Columbus and Dayton, Ohio; and City of Orange, Texas) were based on a finding that the defendants were not subject to the local hotel occupancy tax ordinance. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes in the amount of $20 million and $19 million at September 30, 2008 and December 31, 2007. Our reserve is based on our best estimate and the ultimate resolution of these issues may be greater or less than the liabilities recorded.
Note 11 — Segment Information
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
     Our North America segment provides a full range of travel and/or advertising services to customers primarily located in the United States, Canada and Mexico. This segment operates through a variety of brands including Classic Vacations, Expedia.com, hotels.com, Hotwire.com and TripAdvisor Media Network. Our Europe segment provides travel services primarily through localized Expedia websites in Austria, Belgium, Denmark, France, Germany, Ireland, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom, as well as localized versions of hotels.com in various European countries. In addition, Venere is included within our Europe segment from its acquisition date in the third quarter of 2008 forward.
     Corporate and Other includes Egencia, Expedia Asia Pacific and unallocated corporate functions and expenses. Egencia provides travel products and services to corporate customers in North America, Europe, Australia and China. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in China, localized Expedia websites in Australia, India, Japan and New Zealand, as well as localized versions of hotels.com in various Asian countries. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense in Corporate and Other.

Notes to Consolidated Financial Statements — (Continued)
     The following table presents our segment information for the three and nine months ended September 30, 2008 and 2007. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Three months ended September 30, 2008
			Corporate and
	North America	Europe	Other	Total
	(in thousands)
Revenue	$569,399	$211,685	$52,253	$833,337

Operating Income Before Amortization	$264,373	$71,745	$(105,338)	$230,780
Amortization of intangible assets	—	—	(15,827)	(15,827)
Stock-based compensation	—	—	(15,367)	(15,367)

Operating income (loss)	$264,373	$71,745	$(136,532)	$199,586

	Three months ended September 30, 2007
			Corporate and
	North America	Europe	Other	Total
	(in thousands)
Revenue	$534,453	$182,899	$42,244	$759,596

Operating Income Before Amortization	$238,555	$68,472	$(94,225)	$212,802
Amortization of intangible assets	—	—	(18,613)	(18,613)
Stock-based compensation	—	—	(14,417)	(14,417)

Operating income (loss)	$238,555	$68,472	$(127,255)	$179,772

	Nine months ended September 30, 2008
			Corporate and
	North America	Europe	Other	Total
	(in thousands)
Revenue	$1,619,420	$544,295	$152,487	$2,316,202

Operating Income Before Amortization	$706,862	$160,478	$(306,650)	$560,690
Amortization of intangible assets	—	—	(52,538)	(52,538)
Stock-based compensation	—	—	(48,027)	(48,027)

Operating income (loss)	$706,862	$160,478	$(407,215)	$460,125

	Nine months ended September 30, 2007
			Corporate and
	North America	Europe	Other	Total
	(in thousands)
Revenue	$1,446,233	$438,326	$115,471	$2,000,030

Operating Income Before Amortization	$629,366	$137,097	$(262,171)	$504,292
Amortization of intangible assets	—	—	(59,312)	(59,312)
Stock-based compensation	—	—	(44,249)	(44,249)

Operating income (loss)	$629,366	$137,097	$(365,732)	$400,731

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
Reconciliation of OIBA to Operating Income and Net Income
     The following table presents a reconciliation of OIBA to operating income and net income for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
OIBA	$230,780	$212,802	$560,690	$504,292
Amortization of intangible assets	(15,827)	(18,613)	(52,538)	(59,312)
Stock-based compensation	(15,367)	(14,417)	(48,027)	(44,249)

Operating income	199,586	179,772	460,125	400,731

Interest expense, net	(12,633)	(1,052)	(24,487)	(4,309)
Other, net	(23,243)	(13,894)	(32,014)	(13,453)
Provision for income taxes	(69,223)	(65,542)	(164,139)	(153,230)
Minority interest in loss of consolidated subsidiaries, net	337	311	2,734	768

Net income	$94,824	$99,595	$242,219	$230,507

Notes to Consolidated Financial Statements — (Continued)
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
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$745,259	$213,291	$(125,213)	$833,337
Cost of revenue	—	150,214	28,142	(1,355)	177,001

Gross profit	—	595,045	185,149	(123,858)	656,336

Operating expenses:
Selling and marketing	—	291,585	131,204	(123,931)	298,858
General and administrative	—	65,222	25,416	(53)	90,585
Technology and content	—	36,662	14,692	126	51,480
Amortization of intangible assets	—	10,526	5,301	—	15,827

Operating income	—	191,050	8,536	—	199,586

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	105,708	4,127	—	(109,835)	—
Other, net	(17,842)	(13,189)	(4,845)	—	(35,876)

Total other income (expense), net	87,866	(9,062)	(4,845)	(109,835)	(35,876)

Income before income taxes and minority interest	87,866	181,988	3,691	(109,835)	163,710
Provision for income taxes	6,958	(74,495)	(1,686)	—	(69,223)
Minority interest in loss of consolidated subsidiaries, net	—	—	337	—	337

Net income	$94,824	$107,493	$2,342	$(109,835)	$94,824

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$698,833	$164,897	$(104,134)	$759,596
Cost of revenue	—	128,794	23,595	(1,336)	151,053

Gross profit	—	570,039	141,302	(102,798)	608,543

Operating expenses:
Selling and marketing	—	283,589	98,587	(102,835)	279,341
General and administrative	—	63,089	20,260	16	83,365
Technology and content	—	37,131	10,300	21	47,452
Amortization of intangible assets	—	16,627	1,986	—	18,613

Operating income (loss)	—	169,603	10,169	—	179,772

Other income (expense):
Equity in pre-tax earnings (loss) of consolidated subsidiaries	106,881	11,071	—	(117,952)	—
Other, net	(10,899)	(7,962)	3,915	—	(14,946)

Total other income, net	95,982	3,109	3,915	(117,952)	(14,946)

Income before income taxes and minority interest	95,982	172,712	14,084	(117,952)	164,826
Provision for income taxes	3,613	(64,811)	(4,344)	—	(65,542)
Minority interest in loss of consolidated subsidiaries, net	—	—	311	—	311

Net income	$99,595	$107,901	$10,051	$(117,952)	$99,595

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$2,082,362	$576,031	$(342,191)	$2,316,202
Cost of revenue	—	419,330	81,984	(3,496)	497,818

Gross profit	—	1,663,032	494,047	(338,695)	1,818,384

Operating expenses:
Selling and marketing	—	870,339	353,950	(338,759)	885,530
General and administrative	—	193,304	70,456	(95)	263,665
Technology and content	—	116,551	39,816	159	156,526
Amortization of intangible assets	—	42,429	10,109	—	52,538

Operating income	—	440,409	19,716	—	460,125

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	260,524	7,131	—	(267,655)	—
Other, net	(32,825)	(7,938)	(15,738)	—	(56,501)

Total other income (expense), net	227,699	(807)	(15,738)	(267,655)	(56,501)

Income before income taxes and minority interest	227,699	439,602	3,978	(267,655)	403,624
Provision for income taxes	14,520	(175,617)	(3,042)	—	(164,139)
Minority interest in loss of consolidated subsidiaries, net	—	—	2,734	—	2,734

Net income	$242,219	$263,985	$3,670	$(267,655)	$242,219

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,833,268	$442,338	$(275,576)	$2,000,030
Cost of revenue	—	350,051	69,736	(3,790)	415,997

Gross profit	—	1,483,217	372,602	(271,786)	1,584,033

Operating expenses:
Selling and marketing	—	755,384	274,078	(271,948)	757,514
General and administrative	—	179,754	55,305	202	235,261
Technology and content	—	102,214	29,041	(40)	131,215
Amortization of intangible assets	—	53,582	5,730	—	59,312

Operating income	—	392,283	8,448	—	400,731

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	254,444	10,081	—	(264,525)	—
Other, net	(34,777)	12,901	4,105	9	(17,762)

Total other income, net	219,667	22,982	4,105	(264,516)	(17,762)

Income before income taxes and minority interest	219,667	415,265	12,553	(264,516)	382,969
Provision for income taxes	10,840	(158,444)	(5,626)	—	(153,230)
Minority interest in loss of consolidated subsidiaries, net	—	—	768	—	768

Net income	$230,507	$256,821	$7,695	$(264,516)	$230,507

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$33,382	$1,803,902	$438,877	$(990,371)	$1,285,790
Investment in subsidiaries	6,532,504	719,224	—	(7,251,728)	—
Intangible assets, net	—	884,049	191,324	—	1,075,373
Goodwill	—	5,608,672	695,195	—	6,303,867
Other assets, net	4,540	209,344	110,315	—	324,199

TOTAL ASSETS	$6,570,426	$9,225,191	$1,435,711	$(8,242,099)	$8,989,229

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$566,423	$1,867,839	$607,008	$(990,371)	$2,050,899
Long-term debt	894,421		—	—	894,421
Credit facility		250,000			250,000
Other liabilities and minority interest	—	566,021	118,306	—	684,327
Stockholders’ equity	5,109,582	6,541,331	710,397	(7,251,728)	5,109,582

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,570,426	$9,225,191	$1,435,711	$(8,242,099)	$8,989,229

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$18,864	$1,763,796	$147,639	$(884,644)	$1,045,655
Investment in subsidiaries	6,196,736	480,038	—	(6,676,774)	—
Intangible assets, net	—	926,023	44,734	—	970,757
Goodwill	—	5,611,454	394,884	—	6,006,338
Other assets, net	3,158	176,977	92,537	—	272,672

TOTAL ASSETS	$6,218,758	$8,958,288	$679,794	$(7,561,418)	$8,295,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$900,677	$1,631,601	$126,718	$(884,644)	$1,774,352
Long-term debt	500,000	—	—		500,000
Credit facility	—	585,000	—	—	585,000
Other liabilities and minority interest	—	538,962	79,027	—	617,989
Stockholders’ equity	4,818,081	6,202,725	474,049	(6,676,774)	4,818,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,218,758	$8,958,288	$679,794	$(7,561,418)	$8,295,422

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$178,884	$588,645	$767,529

Investing activities:
Acquisitions, net of cash acquired	—	—	(529,414)	(529,414)
Reclassification of Reserve Primary Fund holdings		(80,360)		(80,360)
Capital expenditures, including internal use software and website development	—	(99,687)	(19,297)	(118,984)
Other, net	—	(14,253)	3,918	(10,335)

Net cash used in investing activities	—	(194,300)	(544,793)	(739,093)

Financing activities:
Credit facility borrowings	—	340,000	—	340,000
Credit facility repayments	—	(675,000)	—	(675,000)
Proceeds from issuance of long-term debt, net of issuance costs	392,741	—	(355)	392,386
Transfers (to) from related parties	(384,725)	383,958	767	—
Other, net	(8,016)	7,997	4,990	4,971

Net cash provided by financing activities	—	56,955	5,402	62,357
Effect of exchange rate changes on cash and cash equivalents	—	(47,673)	(835)	(48,508)

Net increase (decrease) in cash and cash equivalents	—	(6,134)	48,419	42,285
Cash and cash equivalents at beginning of period	—	379,199	238,187	617,386

Cash and cash equivalents at end of period	$—	$373,065	$286,606	$659,671

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$865,836	$99,520	$965,356

Investing activities:
Other, net	—	(86,100)	(60,819)	(146,919)

Net cash used in investing activities	—	(86,100)	(60,819)	(146,919)

Financing activities:
Borrowings on credit facility		650,000	—	650,000
Repayments on credit facility		(150,000)	—	(150,000)
Treasury stock activity	(1,396,012)	—	—	(1,396,012)
Transfers (to) from related parties	1,382,359	(1,382,359)	—	—
Other, net	13,653	10,228	12,719	36,600

Net cash provided by (used in) financing activities	—	(872,131)	12,719	(859,412)
Effect of exchange rate changes on cash and cash equivalents	—	22,828	1,404	24,232

Net increase (decrease) in cash and cash equivalents	—	(69,567)	52,824	(16,743)
Cash and cash equivalents at beginning of period	—	658,540	194,734	853,274

Cash and cash equivalents at end of period	$—	$588,973	$247,558	$836,531

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, Part I, Item 1A, “Risk Factors,” and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 Part II, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation and do not intend to publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
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
     Our portfolio of brands includes Expedia.com®, hotels.com®, Hotwire.comtm, Worldwide Travel Exchange, Interactive Affiliate Network, Classic Vacations, Egencia tm (formerly Expedia® Corporate Travel), eLongtm, TripAdvisor® Media Network and Venere Net SpA (“Venere”). In addition, many of these brands have corresponding international points of sale. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Industry Trends
     The travel industry, including offline and online travel agencies, as well as suppliers of travel products and services, has been characterized by rapid and significant change. Most recently, global economic and financial market conditions have worsened markedly, creating uncertainty for consumers. We expect this will further pressure spending on travel and advertising, with weakness we previously identified in the United States and the United

Kingdom markets increasing and spreading to other geographies. We cannot predict the magnitude or duration of this downturn, but our current limited visibility does not suggest any near-term improvement.
     Airline Sector
     The airline sector in particular has historically experienced significant turmoil. Most recently, U.S. airlines have responded to chronic overcapacity and extreme volatility in oil prices by aggressively reducing their cost structures and seating capacities. In addition, many carriers have raised their per seat yields by increasing fares, assessing fuel surcharges and increasing the use of a la carte pricing for such items as food and beverage and preferred seating.
     Reduced seating capacities are generally negative for Expedia as there is less air inventory available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other service bookings on behalf of air travelers. Fare increases, fuel surcharges and other fees are generally negative for Expedia’s business, as they may negatively impact traveler demand, and our air revenue is tied principally to ticket volumes, not ticket prices. While fare increases have been especially pronounced over the past year, we anticipate capacity reductions, and in turn pricing increases, will accelerate in late 2008 and into 2009.
     In addition to the capacity and pricing actions, carriers have responded to industry conditions by aggressively reducing costs in every aspect of their operations, including distribution costs. Airlines lowered (and in some cases, eliminated) travel agent commissions and overrides, and have increased direct distribution through their proprietary websites. Carriers also reduced payments to global distribution system (“GDS”) intermediaries, which have historically passed on a portion of these payments to large travel agents, including Expedia.
     Primarily as a result of these decreased costs of distribution and reduced access to merchant air inventory, our revenue per air ticket decreased more than 10% in each of 2005, 2006 and 2007, and air revenue now constitutes less than 15% of our worldwide revenue in the first nine months of 2008. We have seen greater stability in air revenue per ticket in 2008 due to our signing long-term agreements with nine of the top ten domestic carriers and three GDS providers. However, due to continued challenging industry conditions, we may encounter additional pressure on air remuneration as our agreements renew in 2009 and beyond.
     In addition to the above challenges, larger carriers participating in the Expedia marketplace have generally reduced their share of total air seat capacity. At the same time, leading low-cost carriers such as Southwest in the United States and EasyJet in Europe have increased their relative capacity, but have generally chosen not to participate in the Expedia marketplace. This trend has negatively impacted our ability to obtain supply in our air business, and we expect this underlying share shift to continue in the future.
     Hotel Sector
     In 2008, the hotel sector has seen supply growth outstrip demand, resulting in declining occupancy rates. In addition, average daily room rates (“ADRs”) have been growing at a slower rate in 2008, or, in some markets such as Las Vegas, even decreasing year-on-year. While lower occupancies have historically increased our supply of merchant hotel rooms, and a lower rate of ADR growth can positively impact underlying room night growth, lower ADRs also decrease our revenue per room night as our remuneration varies proportionally with the room price. Our ADR growth in 2007 was 7%, but has declined to just 1% through the first nine months of 2008 including a 1% decrease for the three months ended September 30, 2008. In addition, our remuneration is impacted by our hotel margins, which have declined through the first nine months of 2008 due to lower fees and more competitive hotel pricing.
     We anticipate in late 2008 and into 2009 that ADRs will either decline or grow more slowly, and that occupancies will continue to be challenged due to softer demand in a weakening economy, continued supply growth and lower air capacity into our core leisure destinations.
     Online Travel
     Increased usage and familiarity with the internet has driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2007

35% of worldwide leisure, unmanaged and corporate travel expenditures occurred online, with 51% penetration in the United States, compared with 32% of European travel and 15% in the Asia Pacific region. These penetration rates have increased over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future.
     In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services over the last several years, with supplier growth outpacing online growth since 2002, and accounting for more than 60% in 2007 of all online travel expenditures in the United States according to PhoCusWright.
     Differentiation among the various website offerings has narrowed dramatically in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on features other than price. More recently, the online travel industry has seen the development of alternative business models and methods of payment for travelers and suppliers, which in some cases place pressure on historical business models. Intense competition has also led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiency and operating margins.
Business Strategy
     Expedia plays a fundamental role in facilitating travel, whether for leisure, unmanaged business or managed business travelers. We are committed to providing travelers, travel suppliers and advertisers the world over with the best set of resources to serve their needs by leveraging Expedia’s critical assets—our brand portfolio, our technology and commitment to continuous innovation, our global reach and our breadth of product offering. In addition, we intelligently utilize our growing base of knowledge about destinations, activities, suppliers and travelers based on our unique position in the travel marketplace.
     A discussion of the critical assets leveraged in achieving our business strategy follows:
     Portfolio of Travel Brands. We seek to appeal to the broadest possible range of travelers, suppliers and advertisers through our collection of industry-leading brands. We target several different demographics, from the value-conscious traveler through our Hotwire brand to luxury travelers seeking a high-touch, customized vacation package through our Classic Vacations brand. We believe our flagship Expedia brand appeals to the broadest range of travelers, with our extensive product offering ranging from single item bookings of discounted product to dynamic bundling of higher-end travel packages. Our hotels.com site and its international versions target travelers with premium content about lodging properties, and generally appeal to travelers with shorter booking windows who prefer to drive to their destinations. Through Egencia, we make travel products and services available on a managed basis to corporate travelers. Further, our TripAdvisor Media Network allows us to reach a broad range of travelers with travel opinions and user-generated content.
     We believe our appeal to suppliers and advertisers is further enhanced by our geographic breadth and range of business models, allowing them to offer their products and services to the industry’s broadest range of travelers using our various agency, merchant and advertising business models. We intend to continue supporting and investing in our brand portfolio, geographic footprint and business models for the benefit of our travelers, suppliers and advertisers.
     Technology and Continuous Innovation. Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft to our introduction of more recent innovations such as Expedia.com’s TravelAds sponsored search product for hotel advertisers, Hotwire’s Air Price Protection, hotels.com’s slider tools for improving search results, Egencia’s Corporate Travel Consultant wiki and the TripAdvisor Media Network’s offering of travel applications for download on Facebook.com and MySpace.com.
     We intend to continue to aggressively innovate on behalf of our travelers, suppliers and advertisers with particular focus on improving the traveler experience, supplier integration and presentation, search engine marketing and search engine optimization.

     Global Reach. Our Expedia, hotels.com and TripAdvisor Media Network brands operate both in North America and internationally. We also offer Chinese travelers an array of products and services through our majority ownership in eLong, and we offer hotels to European-based travelers through our wholly-owned subsidiary Venere, which we acquired in the third quarter of 2008. In the first nine months of 2008, our European segment accounted for approximately 22% of worldwide gross bookings and 23% of worldwide revenue.
     We intend to continue investing in and growing our international points of sale. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce. Future launches may occur under any of our brands, or through acquisition of third party brands, as in the case of eLong and Venere.
     Egencia, our corporate travel business, currently operates in the United States, Australia, Belgium, Canada, China, France, Germany, Ireland, Italy, the Netherlands, Spain and the United Kingdom. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe we offer a compelling technology solution to businesses seeking to control travel costs and improve their employees’ travel experiences. We intend to continue investing in and expanding the geographic footprint and technology infrastructure of our Egencia business.
     In expanding our global reach, we leverage significant investments in technology, operations, brand building, supplier relationships and other initiatives that we have made since the launch of Expedia.com in 1996. We intend to continue leveraging this investment when launching additional points of sale in new countries, introducing new website features, adding supplier products and services, or offering proprietary and user-generated content for travelers.
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
     Breadth of Product Offering. We offer a comprehensive array of innovative travel products and services to our travelers. We plan to continue improving and growing these offerings, as well as expand them to our worldwide points of sale over time. Travelers can interact with us how and when they prefer, including via our 24/7 1-800 telesales service, which has become an integral part of the Company’s appeal to travelers.
     Over 60% of our revenue comes from transactions involving the booking of hotel reservations, with less than 15% of our worldwide revenue derived from the sale of airline tickets. We facilitate travel products and services either as stand-alone products or as part of package transactions. We are working to grow our merchant hotel and packages businesses as they result in higher revenue per transaction, and we also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We have been and will continue to work toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increased advertising revenue from our worldwide websites such as Expedia.com and hotels.com, which have historically been focused on transaction revenue. In the first nine months of 2008, advertising and media revenue accounted for over 9% of worldwide revenue.
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
     Our Europe segment provides travel services primarily through localized Expedia websites in Austria, Belgium, Denmark, France, Germany, Ireland, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom, as well as localized versions of hotels.com in various European countries. In addition, Venere is included within our Europe segment from its acquisition date in the third quarter of 2008 forward.
     Corporate and Other includes Egencia, Expedia Asia Pacific and unallocated corporate functions and expenses. Egencia provides travel products and services to corporate customers in North America, Europe, Australia and China. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in China, localized Expedia websites in Australia, India, Japan and New Zealand, as well as localized versions of hotels.com in various Asian countries.

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
     Reclassifications
     For the three and nine months ended September 30, 2007, we restated Europe and total gross bookings to conform to our current period presentation. The restatement had no impact on revenue.
Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
Gross Bookings
North America	$3,560,905	$3,519,108	1%	$11,746,470	$10,800,905	9%
Europe	1,272,081	1,073,572	18%	3,751,520	2,952,383	27%
Corporate and Other	579,786	465,141	25%	1,750,656	1,356,591	29%

Total gross bookings	$5,412,772	$5,057,821	7%	$17,248,646	$15,109,879	14%

Revenue Margin
North America	16.0%	15.2%		13.8%	13.4%
Europe	16.6%	17.0%		14.5%	14.8%
Corporate and Other	9.0%	9.1%		8.7%	8.5%
Total revenue margin	15.4%	15.0%		13.4%	13.2%
     The increase in worldwide gross bookings for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was primarily due to the increase in our transaction volumes. We experienced a much slower gross booking growth rate in the second half of the third quarter of  2008 than compared to the first half of the third quarter. We expect this trend to continue at least into the fourth quarter of 2008.
     The increase in our worldwide and North America revenue margin for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was primarily due to an increased mix of advertising and media revenue. The decrease in Europe revenue margin for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was primarily due to lower revenue resulting from more competitive hotel pricing and by the impact on revenue from currency depreciation in the British pound during the third quarter of 2008.
Results of Operations
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
North America	$569,399	$534,453	7%	$1,619,420	$1,446,233	12%
Europe	211,685	182,899	16%	544,295	438,326	24%
Corporate and Other	52,253	42,244	24%	152,487	115,471	32%

Total revenue	$833,337	$759,596	10%	$2,316,202	$2,000,030	16%

     Revenue increased for the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to increases in worldwide merchant hotel revenue and advertising and media revenue. We experienced a much slower revenue growth rate in September 2008 than compared to earlier in the third quarter. We expect this slower growth rate to continue at least into the fourth quarter of 2008.
     Worldwide merchant hotel revenue increased 7% and 12% for the three and nine months ended September 30, 2008, compared to the same periods in 2007. The increases were primarily due to a 15% and 16% increase in room nights stayed, including rooms delivered as a component of packages, partially offset by a 6% and 4% decrease in revenue per room night. Revenue per room night decreased due to declines in hotel margins for both periods and a 1% decrease in worldwide ADRs for the three months ended September 30, 2008. Worldwide ADRs increased 1% for the nine months ended September 30, 2008 compared to the same period in 2007.
     Worldwide air revenue decreased 7% for the three months ended September 30, 2008 due to a 5% decrease in air tickets sold and a 2% decrease in revenue per air ticket. Worldwide air revenue increased 8% for the nine months ended September 30, 2008 due to a 4% increase in revenue per air ticket and a 4% increase in air tickets sold.
     The remaining worldwide revenue other than merchant hotel and air discussed above, which includes advertising and media, car rental, destination services, agency hotel and cruise, increased by 27% for the three months ended September 30, 2008, compared to the same period in 2007, primarily due to an increase in our advertising and media and agency hotel businesses. For the nine months ended September 30, 2008, compared to the same period in 2007, the increase was 32% primarily due to increases in our advertising and media, car rental and agency hotel businesses. Package revenue decreased 5% for the three months ended September 30, 2008, compared with the prior year period primarily due to weakness in key North American package markets such as Las Vegas and Hawaii. Package revenue grew 3% for the nine months ended September 30, 2008, compared with the prior year period.
Cost of Revenue and Gross Profit

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$177,001	$151,053	17%	$497,818	$415,997	20%
% of revenue	21.2%	19.9%		21.5%	20.8%

Gross profit	$656,336	$608,543	8%	$1,818,384	$1,584,033	15%
% of revenue	78.8%	80.1%		78.5%	79.2%
     Cost of revenue increased for the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to higher costs associated with the increase in transaction volumes, plus generally higher call center costs and increased promotions.
     Gross profit increased for the three and nine months ended September 30, 2008, compared to the same periods in 2007, due to increased revenue, partially offset by higher cost of revenue.
Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
Selling and marketing	$298,858	$279,341	7%	$885,530	$757,514	17%
% of revenue	35.9%	36.8%		38.2%	37.9%
     Selling and marketing expenses increased for the three months ended September 30, 2008, compared to the same period in 2007, primarily due to increased personnel costs at the TripAdvisor Media Network, our partner services group and Egencia. In addition, increases in direct spend at our European and Asia Pacific businesses were partially offset by decreases for both Expedia.com and hotels.com in North America. Selling and marketing expenses increased for the nine months ended September 30, 2008, compared to the same period in 2007, primarily due to increased direct online search spend across our worldwide points of sale, as well as higher personnel costs.
     We expect selling and marketing expense to increase as a percentage of revenue in 2008 as we invest in our higher growth and international businesses, expand our various sales teams, and grow our global advertising and media businesses.
General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
General and administrative	$90,585	$83,365	9%	$263,665	$235,261	12%
% of revenue	10.9%	11.0%		11.4%	11.8%
     General and administrative expense increased, compared to the same periods in 2007, primarily due to the overall growth of our businesses, including costs related to our information technology efforts as well as costs related to our European businesses and the TripAdvisor Media Network. We expect general and administrative expense to increase as a percentage of revenue for 2008 compared to 2007.
Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
Technology and content	$51,480	$47,452	8%	$156,526	$131,215	19%
% of revenue	6.2%	6.2%		6.8%	6.6%
     Technology and content expense increased for the three and nine months ended September 30, 2008, compared to the same periods of 2007, primarily due to growth in personnel-related expenses, primarily related to our TripAdvisor Media Network, as well as an increase in the amortization of software development costs. In addition, for the nine months ended September 30, 2008, personnel-related expenses for our worldwide product development organization also contributed to the increase.
     Given our historical and ongoing investments in various initiatives, we expect technology and content expense to increase as a percentage of revenue in 2008 as compared to 2007.
Amortization of Intangible Assets

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
Amortization of intangible assets	$15,827	$18,613	(15%)	$52,538	$59,312	(11%)
% of revenue	1.9%	2.5%		2.3%	3.0%
     Amortization of intangible assets decreased for the three and nine months ended September 30, 2008, compared to the same periods in 2007, due primarily to the completion of amortization related to certain technology and supplier relationship intangible assets over the past year, partially offset by amortization related to new business acquisitions.

Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
Operating income	$199,586	$179,772	11%	$460,125	$400,731	15%
% of revenue	24.0%	23.7%		19.9%	20.0%
     Operating income increased for the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to an increase in gross profit, partially offset by growth in sales and marketing expense, general and administrative expense and technology and content expense.
Operating Income Before Amortization (“OIBA”)

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
OIBA	$230,780	$212,802	8%	$560,690	$504,292	11%
% of revenue	27.7%	28.0%		24.2%	25.2%
     The increase in OIBA for the three and nine months ended September 30, 2008, compared to the same periods in 2007, was primarily due to an increase in gross profit, partially offset by growth in sales and marketing expense, general and administrative expense and technology and content expense. OIBA as a percentage of revenue decreased primarily due to lower gross margin during the three months ended September 30, 2008 and lower gross margin as well as higher growth in sales and marketing expense and technology and content expense as a percentage of revenue during the nine months ended September 30, 2008.
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
Reconciliation of OIBA to Operating Income and Net Income
     The following table presents a reconciliation of OIBA to operating income and net income for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
OIBA	$230,780	$212,802	$560,690	$504,292
Amortization of intangible assets	(15,827)	(18,613)	(52,538)	(59,312)
Stock-based compensation	(15,367)	(14,417)	(48,027)	(44,249)

Operating income	199,586	179,772	460,125	400,731

Interest expense, net	(12,633)	(1,052)	(24,487)	(4,309)
Other, net	(23,243)	(13,894)	(32,014)	(13,453)
Provision for income taxes	(69,223)	(65,542)	(164,139)	(153,230)
Minority interest in loss of consolidated subsidiaries, net	337	311	2,734	768

Net income	$94,824	$99,595	$242,219	$230,507

Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
Interest income	$7,428	$12,888	(42%)	$24,616	$30,709	(20%)
Interest expense	(20,061)	(13,940)	44%	(49,103)	(35,018)	40%
     Interest income decreased for the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to lower average interest rates. In addition, lower average cash balances also contributed to the decrease for the three months ended September 30, 2008 compared to the same period in 2007.
     Interest expense increased for the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to higher average debt balances. As a result of our new senior unsecured notes issued in June 2008, we expect interest expense to continue to increase for the full year of 2008 as compared to 2007.
Other, Net
     Other, net is composed of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	($ in thousands)
Foreign exchange rate losses, net	$(23,456)	$(12,265)	$(35,088)	$(15,450)
Equity in gain (loss) of unconsolidated affiliates	1,358	(294)	(558)	(3,848)
Gain (loss) on derivative instruments assumed at Spin-Off	20	(1,394)	4,600	(5,938)
Federal excise tax refunds	—	—	—	12,058
Other	(1,165)	59	(968)	(275)

Total other, net	$(23,243)	$(13,894)	$(32,014)	$(13,453)

     During the third quarter of 2008, in connection with the closing of an acquisition and the related holding of euros to economically hedge the purchase price, we recognized a net loss of $21 million, included in foreign exchange rate losses, net.

     During the second quarter of 2007, we recognized a $12 million gain related to federal excise tax refunds from the Internal Revenue Service.
Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$(69,223)	$(65,542)	6%	$(164,139)	$(153,230)	7%
Effective tax rate	42.3%	39.8%		40.7%	40.0%
     We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.
     The increase in the effective rate for the third quarter of 2008 as compared to the same period in 2007 was primarily due to higher accruals related to uncertain tax positions and state taxes, partially offset by a permanent tax benefit related to the termination of our cross-currency swaps. The increase in the effective rate for the first nine months of 2008 as compared to the same period in 2007 was primarily due to higher accruals related to uncertain tax positions, partially offset by non-taxable gains related to our derivative liabilities compared with non-deductible losses in the first nine months of 2007.
     Our effective tax rate was 42.3% and 40.7% for the three and nine months ended September 30, 2008, which is higher than the 35% federal statutory rate primarily due to state income taxes and accruals related to uncertain tax positions, partially offset by a permanent tax benefit related to the termination of our cross-currency swaps.
     Our effective tax rate was 39.8% and 40.0% for the three and nine months ended September 30, 2007, which is higher than the 35% federal statutory rate primarily due to state income taxes, non-deductible losses related to our derivative liabilities and interest accruals related to uncertain tax positions.
Financial Position, Liquidity and Capital Resources
     Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents balances which were $660 million and $617 million at September 30, 2008 and December 31, 2007 and included $150 million and $158 million of cash at eLong, whose results are consolidated into our financial statements due to our controlling voting and economic ownership position; and our $1 billion revolving credit facility, of which $687 million was available as of September 30, 2008. This represents the total $1 billion facility less $250 million of outstanding borrowings and $63 million of outstanding stand-by letters of credit. Outstanding credit facility borrowings bear interest based on our financial leverage; based on our September 30, 2008 financial statements, the interest rate equated to a base rate plus 75 basis points. We may choose (1) the greater of the Prime rate or the Federal Funds Rate plus 50 basis points or (2) various durations of LIBOR as our base rate. As of October 20, 2008, the base rate was one-month LIBOR of 4.31%, and is due to reprice on November 19, 2008.
     Included in prepaid expenses and other current assets as of September 30, 2008 is $80 million in redemptions of money market holdings due from the Reserve Primary Fund (“the Fund”), which has historically been classified in cash equivalents and is net of an approximate $1 million allowance for our estimated pro rata share of losses related to the Fund’s write-down of debt security holdings of Lehman Brothers Holding, Inc. (“Lehman”). The Fund is currently being liquidated due to the Reserve’s September 16, 2008 announcement that the Fund had a net asset value less than $1.00 and ensuing significant redemption requests. We have allowed for our pro rata share of Lehman losses, as we believe it is likely that all holders in the Fund will be treated equally upon liquidation. The Fund has announced that it is preparing for a distribution of approximately one half of its assets, which are held in cash. As of October 29, 2008, no distributions from the Fund had been made. Until liquidity returns to the commercial paper and short-term debt markets, future liquidation of, and redemptions under, the Fund are expected to occur as the underlying securities mature rather than through security sales. All underlying holdings in the Fund mature within approximately one year from September 30, 2008.
     In June 2008, we privately placed $400 million of 8.5% senior unsecured notes due in July 2016 (the “8.5% Notes”). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year, beginning January 1, 2009. We used the proceeds, net of the discount and issuance costs paid to date, of $392 million to repay the then outstanding borrowings under our credit facility of $330 million with the remaining cash to be used for general corporate purposes.
     Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within two weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. Some carriers, including Aloha Airlines and ATA Airlines, recently ceased operations, the impact of which was not material to us. For most other merchant bookings, which is primarily our merchant hotel business, we pay after the travelers’ use and subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business continues to grow, we expect that changes in working capital will positively impact operating cash flows. However, due to various factors, including decelerating bookings growth, growth in other business models that lack the same working capital benefits as the merchant model, and technology and process initiatives which have resulted in quicker payments to hotel suppliers, we have experienced a reduction in our working capital benefits for the nine months ended September 30, 2008 compared to the prior year. We expect bookings growth to continue to decelerate in the fourth quarter of 2008, and we will continue to invest in similar technology and process initiatives during the remainder of 2008 and into 2009.
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
     As of September 30, 2008, we had a deficit in our working capital of $765 million, compared to a deficit of $729 million as of December 31, 2007.
     We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements to infrastructure, which include our servers, networking equipment and software, release improvements to our software code and search engine optimization efforts. We have relocated many of our global offices, and continue to relocate certain offices, including our corporate headquarters, to new facilities in 2008 to accommodate the growth of our business. These moves continue to require significant investments in tenant improvements for the new facilities. Total capital expenditures for 2008 are expected to be $140 million to $150 million. Our future capital requirements may include capital needs for acquisitions, share repurchases or expenditures in support of our business strategy. In the event we have acquisitions or share repurchases, this may reduce our cash balance and/or increase our debt. Litigation and challenges to our business strategy may also negatively affect our cash balance.
     Our cash flows are as follows:

	Nine months ended September 30,
	2008	2007	$ Change
	(in thousands)
Cash provided by (used in):
Operating activities	$767,529	$965,356	$(197,827)
Investing activities	(739,093)	(146,919)	(592,174)
Financing activities	62,357	(859,412)	921,769
Effect of foreign exchange rate changes on cash and cash equivalents	(48,508)	24,232	(72,740)

     For the nine months ended September 30, 2008, net cash provided by operating activities decreased by $198 million primarily due to a decrease in changes in operating assets and liabilities, including an increase in tax and interest payments and faster invoice and payment processing for our hotel suppliers in the current period, partially offset by an increase in operating income.
     Cash used in investing activities increased by $592 million for the nine months ended September 30, 2008 primarily due to a $470 million increase in net cash paid for acquisitions, including $93 million as a contingent payment for the financial performance of a company we acquired during 2007, as well as an increase in capital expenditures of $61 million, and a third quarter of 2008 reclassification to other current assets of $80 million in Reserve Primary Fund holdings historically classified as cash and cash equivalents. These increases in investing activities were partially offset by a decrease in long-term investments and deposits mainly related to our 50% investment in a travel company in the prior year period.
     In February 2008, eLong announced approval by its board of directors of a share repurchase of up to $20 million. Any executed purchases are classified as acquisitions in the investing section of our statements of cash flows.
     Cash provided by financing activities for the nine months ended September 30, 2008 primarily included $57 million of net borrowings of debt. Cash used in financing activities for the nine months ended September 30, 2007 primarily included cash paid to acquire shares in the first quarter and third quarter tender offers pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share and 25 million tendered shares of our common stock at $29.00 per share, for a total cost of $1.4 billion plus fees and expenses relating to the tender offer, partially offset by $500 million in net borrowings on the revolving credit facility used to fund a portion of the third quarter tender offer and $45 million in proceeds from stock option exercises.
     The effect of foreign exchange on our cash balances denominated in foreign currency during the nine months ended September 30, 2008 showed a net decrease of $73 million primarily due to a significant strengthening of the U.S. dollar versus the British pound and euro during the third quarter of 2008 compounded by higher relative euro cash holdings during the third quarter of 2008 to economically hedge the purchase price of an acquisition.
     We anticipate lower stock-based compensation related tax deductions in 2008 as compared to 2007; and, therefore, we expect cash tax payments for full year 2008 will increase compared with 2007.
     We currently have authorization, for which there is no fixed termination date, from our Board of Directors to repurchase up to 20 million outstanding shares of our common stock; no such repurchases have been made under this authorization as of October 30, 2008.
     We also have a shelf registration statement filed with the SEC under which Expedia, Inc. may offer from time to time debt securities, guarantees of debt securities, preferred stock, common stock or warrants. The shelf registration statement expires on October 15, 2010.
     In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. Our liquidity has not been materially impacted by the current credit environment. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will not be impacted by the ongoing capital market disruptions.
Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
     For a discussion of our debt obligations, see Note 4 — Debt, in the notes to the consolidated financial statements. There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2007. Other than our contractual obligations and commercial commitments, including derivatives, we did not have any off-balance sheet arrangements as of September 30, 2008 or December 31, 2007.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
     There has been no material change in our market risk during the nine months ended September 30, 2008, with the exception of interest rate risk and foreign exchange risk as discussed below. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.
Interest Rate Risk
     In June 2008, we issued $400 million senior unsecured notes with a fixed rate of 8.5% (“8.5% Notes”). In August 2006, we issued $500 million senior unsecured notes with a fixed rate of 7.456% (“7.456% Notes”). As a result, if market interest rates decline, our required payments will exceed those based on market rates. The fair values of our 8.5% Notes and our 7.456% Notes were approximately $350 million and $425 million as of September 30, 2008 as calculated based on interest rates at quarter end. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our 8.5% Notes by approximately $9 million and our 7.456% Notes by approximately $8 million.
     We did not experience any significant impact from changes in interest rates for the three and nine months ended September 30, 2008 or 2007.
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
     To the extent practicable, we minimize this exposure by maintaining natural hedges between our current assets and liabilities in similarly denominated foreign currencies. Additionally, during the third quarter of 2008, we began using foreign currency forward contracts in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency denominated merchant accounts payable and deferred merchant bookings balances. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of September 30, 2008, we had a net forward liability of $1 million recorded in accrued expenses and other current liabilities. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position.

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
     There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
     In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. The following are developments regarding such legal proceedings:
     Expedia® Washington. On August 14, 2008, the Court of Appeals denied Expedia’s motion for discretionary review of the trial court’s order granting the plaintiff’s motion to certify the class. On October 17, 2008, the Court of Appeals denied Expedia’s motion to modify the denial of Expedia’s motion for discretionary review. Trial is scheduled for July 27, 2009.
     Hotwire®. The court has scheduled a trial on plaintiff’s §17200 claim for the week of January 12, 2009.
     Litigation Relating to Hotel Occupancy Tax
     City of Rome, Georgia Litigation. On August 8, 2008, the court denied plaintiff’s motion to lift the stay of the litigation. The administrative process is ongoing.
     Columbus, Georgia vs. Hotels.com, Inc. et al.; Columbus, Georgia vs. Expedia, Inc.; Columbus, Georgia vs. Orbitz, Inc., et al. On July 30, 2008, the federal court remanded the cases back to state court. On September 22, 2008, the court denied Expedia’s motion for summary judgment for failure to exhaust administrative remedies and granted plaintiff’s motion for injunctive relief against Expedia. On September 29, 2008 and October 1, 2008, the court held a hearing on hotels.com’s motion for summary judgment for failure to exhaust administration remedies and the plaintiff’s motion for injunctive relief.
     Pitt County, North Carolina Litigation. Oral argument on the plaintiff’s appeal of the court’s order dismissing the litigation is scheduled for October 30, 2008.
     Orange County, Florida Litigation. On August 21, 2008, defendants filed a brief in support of its motion to invoke the Supreme Court’s jurisdiction appealing the Court of Appeals order overturning the trial court’s decision granting defendants’ motion to dismiss.
     City of Atlanta, Georgia Litigation. On September 8, 2008, the Georgia Supreme Court heard oral argument on plaintiff’s appeal of the dismissal of the litigation.
     Louisville / Jefferson / Lexington-Fayette County, Kentucky Litigation. On September 30, 2008, the court granted defendants’ motion for reconsideration of defendants’ motion to dismiss and dismissed the case in its entirety. Louisville/Jefferson County Metro Government filed a notice of appeal on October 8, 2008.
     Myrtle Beach, South Carolina Litigation. On September 17, 2008, the court entered an order denying the defendants’ motion to dismiss the lawsuit.
     Horry County, South Carolina Litigation. On September 17, 2008, the court entered an order denying the defendants’ motion to dismiss the lawsuit.
     City of Houston, Texas Litigation. Trial is scheduled for October 19, 2009.
     Jefferson City, Missouri Litigation. Trial is scheduled for March 15, 2010.
     County of Mecklenburg, Dare, Wake and Buncombe, North Carolina Consolidated Litigation. Trial is scheduled for August 31, 2009.

Part II. Item 1. Legal Proceedings (Continued)
     Cities of Goodlettsville and Brentwood, Tennessee Litigation. Plaintiffs have voluntarily dismissed the City of Brentwood. Defendant’s motion to dismiss is pending.
     Township of Lyndhurst, New Jersey Litigation. Defendants filed a motion to dismiss on August 19, 2008.
     The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.
     The following additional case was filed:
     Ryanair Limited v. Travelscape, LLC. On or about May 9, 2008, Ryanair filed a lawsuit against Travelscape, LLC in London claiming breach of the parties’ Marketing Agreement entered into on March 21, 2007. See Ryanair Limited v. Travelscape, 2008 Folio 453 (In the High Court of Justice, Commercial Court). On July 9, 2008, Travelscape filed its defense and a counterclaim, denying Ryanair’s allegations and asserting its own claim for breach of the parties’ Marketing Agreement. On October 14, 2008, Ryanair provided Travelscape with a “notice of intention to terminate” the parties’ Marketing Agreement. Trial is scheduled for November 16, 2009. Travelscape believes that Ryanair’s claims lack merit and will continue to vigorously defend against them. In addition, Travelscape will continue to vigorously assert its claims against Ryanair.

Part II. Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     Declines or disruptions in the travel industry could adversely affect our business or financial performance.
     Our business and financial performance are affected by the health of the worldwide travel industry. Accordingly, if there is a downturn or weakness in the travel industry generally, including decreases in hotel occupancy rates, hotel average daily rates, decreases in airline capacity or rising airline ticket prices, it could have a material adverse effect on our business. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline or grow more slowly during economic downturns such as the current global economic downturn. Events or weakness specific to the air travel industry that could negatively affect our business include continued fare increases, travel-related strikes or labor unrest, consolidations, bankruptcies or liquidations and further fuel price escalation. Additionally, our business is sensitive to safety concerns, and thus our business has in the past and may in the future decline after incidents of actual or threatened terrorism, during periods of political instability or geopolitical conflict in which travelers become concerned about safety issues, as a result of natural disasters such as hurricanes or earthquakes or when travel might involve health-related risks, such as avian flu. Such concerns could result in a protracted decrease in demand for our travel services. This decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business and financial performance over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as actual or threatened terrorist activity or war, could result in the incurrence of significant additional costs and constrained liquidity if we provide relief to affected travelers by not charging cancellation fees and/or by refunding the price of airline tickets, hotel reservations and other travel products and services.
     We may be unable to access capital when necessary or desirable.
     The availability of funds depends in large measure on capital markets and liquidity factors over which we exert no control. Particularly in light of existing uncertainty in the capital and credit markets, we can provide no assurance that sufficient financing will be available on desirable terms to fund investments, acquisitions, stock repurchases or extraordinary actions or that our counterparties in any such financings would honor their contractual commitments. In addition, any downgrade of our debt ratings by Standard & Poor’s, Moody’s Investor Service or similar ratings agencies, increases in general interest rate levels or the recent general weakening in the credit markets could significantly increase our cost of capital.
     We have foreign exchange risk.
     We conduct a significant and growing portion of our business outside the United States. As a result, we face exposure to movements in currency exchange rates, particularly those related to the British pound sterling, the euro, Canadian dollar, Australian dollar and Chinese renminbi.
     These exposures include but are not limited to re-measurement gains and losses from changes in the value of foreign-denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; fluctuations in our merchant hotel and air revenue due to relative movements from the time of booking to the time of stay between the currency in which a transaction is booked by a customer and the currency in which the supplier is paid which are sometimes different for cross-border travel; planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur; and the impact of relative exchange rate movements on cross-border travel, principally Europe to the United States and the United States to Europe travel.
     Depending on the size of the exposures and the relative movements of exchange rates, if we choose not to hedge or fail to hedge our exposures effectively, we could experience a material adverse effect on our financial statements and financial condition. In addition, given the recent severe volatility in exchange rates these exposures have increased, and the impact on our results of operations has become more pronounced. In addition, the current environment, and the increasingly global nature of our business has made hedging these exposures both more complex and costly. We intend to continue increasing the sophistication of our foreign exchange risk management, including the use of forward contracts to hedge a portion of our exposures.

Part II. Item 5. Other Information
     In connection with an increase in the responsibilities of Mr. Pierre Samec in his role as Expedia’s Chief Technology Officer, on October 27, 2008 the Compensation and Section 16 Committees of Expedia’s Board of Directors approved an amendment to the Restricted Stock Unit Agreement between Mr. Samec and the Company dated February 28, 2008 relating to 41,271 restricted stock units (the “Samec Agreement”). Vesting of the restricted stock units is subject to certain performance goals. The Samec Agreement has been amended to provide that one-half of the restricted stock units granted pursuant to the Samec Agreement shall vest immediately without respect to whether the performance goals have been satisfied in the event that Mr. Samec is terminated without cause (as defined in the Expedia, Inc. 2005 Stock and Annual Incentive Plan) during the 2009 calendar year. A performance goal relating to Section 162(m) of the Internal Revenue Code had been previously satisfied. The term of Mr. Samec’s existing employment agreement was also extended by one year to August 8, 2010.

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

October 30, 2008	Expedia, Inc.
	By:	/s/ MICHAEL B. ADLER
Michael B. Adler
Chief Financial Officer