Form 10-K
period 2008-12-31
Expedia, Inc.
filed 2009-02-19
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51447

EXPEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2705720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 108th Avenue NE
Bellevue, WA 98004
(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code:
(425) 679-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, $0.001 par value	The NASDAQ Global Select Market
Warrants to acquire one-half of one share of common stock	The NASDAQ Global Select Market
Warrants to acquire 0.969375 of one share of common stock	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $3,818,153,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Outstanding Shares at February 13, 2009
Class	were approximately,

Common stock, $0.001 par value per share	261,739,849 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Documents Incorporated by Reference

Document	Parts Into Which Incorporated

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (Proxy Statement)	Part III

Expedia, Inc.

Form 10-K
For the Year Ended December 31, 2008

Contents

Expedia, Inc.

Form 10-K
For the Year Ended December 31, 2008

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

Management Overview

General Description of our Business

Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. We have created a global travel marketplace used by a broad range of leisure and corporate travelers, offline retail travel agents and travel service providers. We make available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, destination service providers, cruise lines and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on both the TripAdvisor® Media Network and on our transaction-based websites.

Our portfolio of brands, which is described below, includes: Expedia.com®, hotels.com®, Hotwire.com®, the TripAdvisor Media Network, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations®, Expedia Local Experttm, Egenciatm (formerly Expedia® Corporate Travel), eLongtm, Inc. (“eLong”) and Veneretm Net SpA (“Venere”). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.

Summary of the Spin-Off from IAC/InterActiveCorp

On December 21, 2004, IAC/InterActiveCorp (“IAC”) announced its plan to separate into two independent public companies. We refer to this transaction as the “Spin-Off.” A new company, Expedia, Inc., was incorporated under Delaware law in April 2005, to hold substantially all of IAC’s travel and travel-related businesses. On August 9, 2005, the Spin-Off was completed and Expedia, Inc. shares began trading on The Nasdaq Global Select Market (“NASDAQ”) under the symbol “EXPE.”

Equity Ownership and Voting Control

As of December 31, 2008, there were approximately 261,374,295 shares of Expedia common stock, 25,599,998 shares of Expedia Class B common stock and 751 shares of Expedia preferred stock outstanding. Also as of December 31, 2008, Liberty Media Corporation (“Liberty”), through a wholly-owned subsidiary, beneficially owned approximately 27% of Expedia’s outstanding common stock and 100% of Expedia’s outstanding Class B common stock. As of such date, Barry Diller, Chairman and Senior Executive of Expedia (through his own holdings and holdings of Liberty, over which Mr. Diller generally has voting control pursuant to an irrevocable proxy granted by Liberty under the Stockholders Agreement described below) controlled approximately 60% of the outstanding total voting power of Expedia.

Pursuant to the Stockholders Agreement, dated as of August 9, 2005, as amended, between Liberty and Mr. Diller, Mr. Diller is effectively able to control the outcome of nearly all matters submitted to a vote or for the consent of Expedia’s stockholders (other than with respect to the election by the Expedia common stockholders of 25% of the members of Expedia’s Board of Directors and certain matters as to which a separate class vote of the holders of Expedia common stock or Expedia preferred stock is required under Delaware law). In addition, pursuant to the Governance Agreement, dated as of August 9, 2005, among Expedia, Liberty and Mr. Diller, each of Mr. Diller and Liberty generally has the right to consent to certain significant corporate actions in the event that Expedia or any of its subsidiaries incurs any new obligations for borrowed money within the definition of “total debt” set forth in the Governance Agreement for as long as Expedia’s ratio of total debt to EBITDA, as defined therein, equals or exceeds eight to one.

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

Expedia.com.  Our Expedia-branded websites make a large variety of travel products and services available directly to travelers through our U.S.-based website, www.expedia.com, as well as through localized versions of the Expedia website in Australia, Austria, Belgium, Canada, Denmark, France, Germany, India, Ireland, Italy, Japan, the Netherlands, New Zealand, Norway, Spain, Sweden and the United Kingdom. Expedia-branded websites target many different types of travelers, from families booking a summer vacation to individual travelers arranging a quick weekend getaway. Travelers can search for, compare information about (including pricing, availability and traveler reviews) and book travel products and services on Expedia-branded websites, including airline tickets, lodging, car rentals, cruises and many destination services — such as airport transfers, local attractions and tours — from a large number of suppliers, on both a stand-alone and package basis.

Hotels.com.  Our hotels.com website provides a broad selection of hotel properties to travelers, who can plan, shop for and book lodging accommodations, from traditional hotels to vacation rentals. Hotels.com seeks to provide travelers with premium content and service through our U.S.-based website, www.hotels.com, as well as through localized versions in the Americas, Europe, Asia Pacific and South Africa. With hotels.com, we differentiate our offering by positioning the brand as the hotel expert, with premium content about lodging properties.

Hotwire.com.  Our discount travel website, Hotwire.com, makes available airline tickets, hotel rooms, rental cars, cruises and vacation packages. Hotwire.com’s approach matches flexible, price-sensitive travelers with suppliers who have excess seats, rooms and cars they wish to fill without affecting the public’s perception of their brands. Hotwire.com travelers may enjoy significant discounts by electing to book travel services “opaquely,” without knowing certain itinerary details such as brand, time of departure and exact hotel location, while suppliers create value from excess availability without diluting their core brand-loyal traveler base.

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

Venere.  Our Venere branded websites make over 30,000 hotel properties available to European consumers, through the website www.venere.com, and provide hoteliers with geographically diverse sources of demand. Venere has direct agency-based relationships with hotels around the world. In addition, we have begun making Venere hotel supply available through certain of our hotels.com-branded websites and have plans to expand to other hotels.com sites, as well as our Expedia-branded sites.

The TripAdvisor Media Network.  TripAdvisor, our comprehensive online travel search engine and directory, aggregates traveler opinions and unbiased articles about cities, hotels, restaurants and activities in a variety of destinations through www.tripadvisor.com and localized versions of the site in France, Germany, India, Ireland, Italy, Japan, Spain and the United Kingdom. In addition to travel-related information, TripAdvisor’s destination-specific search results provide links to the websites of TripAdvisor’s travel partners (travel providers and marketers) through which travelers can make related travel arrangements. TripAdvisor has also acquired and now operates a number of travel media content properties within the TripAdvisor Media Network, including airfarewatchdog.comtm, bookingbuddy.comtm, cruisecritic.comtm, holidaywatchdog.comtm, independenttraveler.comtm, seatguru.com®, smartertravel.comtm, travel-library.comtm, travelpod.comtm, flipkey.comtm, onetime.comtm and virtualtourist.comtm, expanding the Network’s reach, product breadth and appeal to domestic and international advertisers.

Worldwide Travel Exchange and Interactive Affiliate Network.  Our private label and co-brand programs make travel products and services available to travelers through third-party company-branded websites. The products and services made available through www.wwte.com and www.ian.com are substantially similar to those made available on Expedia-branded and hotels.com-branded websites, respectively. We generally compensate participants in the WWTE® and IANtm private label programs on a revenue-share basis. We also leverage our WWTE and IAN platforms to make Expedia and hotels.com-branded sites available in various international points of sale.

Classic Vacations.  Classic Vacations offers individually tailored vacations primarily through a national network of third-party retail travel agents. We deliver a full line of premium vacation packages — air, hotels, car rentals, activities and private transportation — to create customized luxury vacations in Hawaii, the Caribbean, Mexico, Costa Rica, Europe, Australia, New Zealand, Fiji and Tahiti. Travel agents and travelers can preview our product offering through our websites, www.classicforagents.com and www.classicvacations.com.

Expedia Local Expert.  Our network of travel desks located at hotels and resorts in Hawaii, Las Vegas, Mexico, Orlando and San Francisco enables travelers to enjoy local tours, attractions and dining, as well as purchase airport transfers and other travel-related services. Our network expanded through our acquisition of Activity World and Activity Hut, destination service providers in Hawaii in 2004 and 2006, respectively, and our 2005 acquisition of Premier Getaways in Florida.

Egencia.  Our full-service travel management company offers travel products and services available to corporations and corporate travelers in Australia, Canada, China, Europe, India and the United States. Egencia provides, among other things, centralized booking tools for employees of our corporations, unique supply targeted at business travelers, and consolidated reporting for global, large and “SME” (Small & Medium size Enterprise) business segments. Egencia charges its corporate clients account management fees, as well as transactional fees for making or changing bookings. In addition, Egencia provides on-site agents to some corporate clients to more fully support the account. Egencia has also begun offering consulting and meeting management services.

eLong.  Our majority-owned online travel service company, based in Beijing, China, specializes in travel products and services in China. eLong uses web-based distribution technologies and a 24-hour nationwide call center to provide consumers with consolidated travel information and the ability to make hotel reservations at more than 7,000 hotels in over 400 cities across China. eLong also offers air ticketing and other travel related services. Travelers can access eLong travel products and services through its websites, including www.elong.com and www.elong.net.

Business Strategy

We play a fundamental role in facilitating travel, whether for leisure, unmanaged business or managed business travelers. We are committed to providing travelers, travel suppliers and advertisers the world over with the best set of resources to serve their travel needs by leveraging Expedia’s critical assets — our brand portfolio, our technology and commitment to continuous innovation, our global reach and our breadth of product offering. In addition, we intelligently utilize our growing base of knowledge about destinations, activities, suppliers and travelers and our central position in the travel value chain to more effectively merchandise our travel offerings.

A discussion of the critical assets that we leverage in achieving our business strategy follows:

Portfolio of Travel Brands.  We seek to appeal to the broadest possible range of travelers, suppliers and advertisers through our collection of industry-leading brands. We target several different demographics, from the value-conscious traveler through our Hotwire® brand to luxury travelers seeking a high-touch, customized vacation package through our Classic Vacations brand.

We believe our flagship Expedia brand appeals to the broadest range of travelers, with our extensive product offering ranging from single item bookings of discounted product to dynamic bundling of higher-end travel packages. Our hotels.com site and its international versions target travelers with premium hotel content about lodging properties, such as 360 degree tours and hotel reviews. In the United States, hotels.com generally appeals to travelers with shorter booking windows who prefer to drive to their destinations, and who make a significant portion of their travel bookings over the telephone.

Through Egencia, we make travel products and services available on a managed basis to corporate travelers in North America, Europe and the Asia Pacific region. Further, the TripAdvisor Media Network allows us to reach a broad range of travelers with travel opinions and user-generated content.

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

Technology and Continuous Innovation.  Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft, to our introduction of more recent innovations such as Expedia.com’s TravelAdstm sponsored search product for hotel advertisers, Hotwire’s Air Price Protection, hotels.com’s slider tools for improving search results, hotels.com’s iPod and iPhone applications and the TripAdvisor Media Network’s offering of travel applications for download on social media sites, including Facebook.com and MySpace.com.

We intend to continue innovating on behalf of our travelers, suppliers and advertisers with particular focus on improving the traveler experience, supplier integration and presentation, platform improvements, search engine marketing and search engine optimization.

Global Reach.  Our Expedia, hotels.com and TripAdvisor Media Network brands operate both in North America and internationally. We also offer Chinese travelers an array of products and services through our majority ownership in eLong, and we offer hotels to European-based travelers through our wholly-owned subsidiary Venere, which we acquired in the third quarter of 2008. In 2008, our European segment accounted for approximately 21% of worldwide gross bookings and 23% of worldwide revenue.

We intend to continue investing in and growing our international points of sale. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce.

Future launches may occur under any of our brands, or through acquisition of third-party brands, as in the case of eLong and Venere.

Egencia, our corporate travel business, currently operates in Australia, Belgium, Canada, China, France, Germany, India, Ireland, Italy, the Netherlands, Spain, Switzerland, the United Kingdom and the United States. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe we offer a compelling technology solution to businesses seeking to optimize travel costs and improve their employees’ travel experiences. We intend to continue investing in and expanding the geographic footprint and technology infrastructure of Egencia.

In expanding our global reach, we leverage significant investments in technology, operations, brand building, supplier relationships and other initiatives that we have made since the launch of Expedia.com in 1996. We intend to continue leveraging this investment when launching additional points of sale in new countries, introducing new website features, adding supplier products and services, and offering proprietary and user-generated content for travelers.

Our scale of operations enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. As an example, our traveler review feature — whereby travelers have created millions of qualified reviews of hotel properties — is able to accumulate a larger base of reviews due to the higher base of online traffic that frequents our various websites. In addition, our increasing scale enhances our websites’ appeal to travel and non-travel advertisers.

Breadth of Product Offering.  We offer a comprehensive array of innovative travel products and services to our travelers. We plan to continue improving and growing these offerings, as well as expand them to our worldwide points of sale over time. Travelers can interact with us how and when they prefer, including via our 24/7 1-800 telesales service, which is an integral part of the Company’s appeal to travelers.

Over 60% of our revenue comes from transactions involving the booking of hotel reservations, with less than 15% of our worldwide revenue derived from the sale of airline tickets. We facilitate travel products and services either as stand-alone products or as part of package transactions. We have emphasized growing our merchant hotel and package businesses as these result in higher revenue per transaction; however, through Venere we are working to grow our agency hotel business, particularly in Europe. We also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We have been working toward and will continue to work toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increased advertising revenue from our worldwide websites, such as Expedia.com and hotels.com, which have historically been focused on transaction revenue. In 2008, advertising and media revenue accounted for nearly 10% of worldwide revenue.

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

As merchant of record, we generally have certain latitude to establish prices charged to travelers (as compared to agency transactions). Also, we generally negotiate supply allocation and pricing with our suppliers, which enables us to achieve a higher level of net revenue per transaction as compared to that provided through the agency model.

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

Our agency business is comprised of the sale of airline tickets, hotel, cruise and car rental reservations. Airline ticket transactions currently make up the majority of this business. In the third quarter of 2008, we acquired Venere, an agency-based online hotel business in Europe. Although net revenue per transaction is lower compared to the merchant model, due to the high volume of airline tickets sold our agency gross bookings accounted for 57% of total gross bookings for the year ended December 31, 2008.

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

In addition, we have developed proprietary, supplier-oriented technology that streamlines the interaction between some of our websites and hotel central reservation systems, making it easier and more cost-effective for hotels to manage reservations made through our brands. Through this “direct connect” technology, hotels can upload information about available products and services and rates directly from their central reservation systems into our websites, as well as automatically confirm hotel reservations made by our travelers. In the absence of direct connect technology, both of these processes are generally completed manually via a proprietary extranet. Our travelers can now book reservations with over 50,000 merchant hotel properties worldwide, of which approximately 46% are now fully direct-connected.

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

We use Sabre and Amadeus as our primary GDS segment providers. Prior to 2007, we primarily used Worldspan. We added the additional GDSs in order to ensure the widest possible supply of air content for our travelers.

Fulfillment Partners.  We outsource a portion of our airline ticket fulfillment functions to third-party suppliers. Such functions include the issuance of airline tickets and related customer services.

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

Our marketing channels primarily include online advertising including search engine marketing and optimization, offline advertising, direct and/or personalized traveler communications on our websites as well as through direct e-mail communication with our travelers. Our marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from our travel suppliers based on our supplier relationships. In addition, we offer several traveler loyalty programs to our worldwide travelers, including the ThankYou Rewards on Expedia.com, welcomerewards on hotels.com and Nectar in the United Kingdom.

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

Operations and Technology

We provide 24-hour-a-day, seven-day-a-week traveler support by telephone or via e-mail. For purposes of operational flexibility, we provide this support infrastructure with a combination of outsourced and in-house call centers, which are located in various locations throughout the world, including extensive outsourced operations in the Philippines and El Salvador. We have made significant investments in our call center technologies in 2008 and have plans to continue these investments in 2009 and beyond.

Our systems infrastructure and web and database servers are housed in various locations, mainly in the United States, which have communication links as well as 24-hour monitoring and engineering support. The web hosting facilities have their own generators and multiple back-up systems. Significant amounts of our owned computer hardware for operating the websites are located at these facilities. For some critical systems, we have both production and disaster-recovery facilities.

We have developed innovative technology to power our global travel marketplace. For example, our Best Fare Search technology essentially deconstructs segment feeds in the United States from GDS partners for air flight searches and recommends the best way to re-assemble multi-leg itineraries so that they are less expensive and more flexible for the traveler. We are looking to expand this technology internationally. We are also investing in improving our fare discovery technologies and user interfaces to provide more comprehensive and easier discovery of competitive rates for our travelers.

We continue to invest in our operations and technology infrastructure, and we anticipate additional traveler-facing benefits in 2009.

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

Our brands face increasing competition from travel supplier direct websites. In some cases, supplier direct channels offer advantages to travelers, such as long standing loyalty programs, lower or no transaction fees and better pricing. Our websites feature travel products and services from numerous travel suppliers (as opposed to a single supplier), and allow travelers to combine products and services from multiple providers in one transaction. We face competition from airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites. Our business is generally sensitive to changes in the competitive landscape, including the emergence of new competitors or business models, and supplier consolidation.

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

We have two reportable segments: North America and Europe. The segment and geographic information required herein is contained in Note 16 — Segment Information, in the notes to our consolidated financial statements

We are in the process of reorganizing our business around our global brands. Our chief operating decision makers are assessing our new structure to determine how we will manage our business and report our financial results. Beginning in the first quarter of 2009, we expect our reportable segments to change as we will no longer manage the business on a geographical basis.

Additional Information

Company Website and Public Filings.  We maintain a corporate website at www.expediainc.com. Except as explicitly noted, the information on our website, as well as the websites of our various brands and businesses, is not incorporated by reference in this Annual Report on Form 10-K, or in any other filings with, or in any information furnished or submitted to, the SEC.

We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

Code of Ethics.  We post our code of business conduct and ethics, which applies to all employees, including all executive officers, senior financial officers and directors, on our corporate website at www.expediainc.com. Our code of business conduct and ethics complies with Item 406 of SEC Regulation S-K and the rules of NASDAQ. We intend to disclose any changes to the code that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for our executive officers, senior financial officers or directors, on our corporate website.

Employees

As of December 31, 2008, we employed approximately 8,050 full-time and part-time employees, including approximately 1,920 employees of eLong. We believe we have good relationships with our employees, including relationships with employees represented by works councils or other similar organizations.

Part I. Item 1A.	Risk Factors

You should carefully consider each of the following risks and uncertainties associated with our company and the ownership of our securities. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Global economic conditions may continue to have an adverse effect on our business and financial performance.

Travel expenditures are sensitive to personal and business discretionary spending levels and tend to decline or grow more slowly during economic downturns, including downturns in any of our major markets. In the second half of 2008, there was a rapid softening of domestic and global economic conditions, and the outlook for 2009 is uncertain. This slowing of the domestic and global economies has increased unemployment and reduced the financial capacity of both corporate and leisure travelers, thereby slowing spending on the services we provide. The continuation, or worsening, of domestic and global economic conditions could continue to adversely affect our businesses and financial performance.

Declines or disruptions in the travel industry could adversely affect our business or financial performance.

Our business and financial performance are affected by the health of the worldwide travel industry, including by decreases in hotel occupancy rates, hotel average daily rates, decreases in airline capacity or rising airline ticket prices, all of which we have recently experienced. Events or weakness specific to the air travel industry that could negatively affect our business also include continued fare increases, travel-related strikes or labor unrest, bankruptcies or liquidations and fuel price volatility. Additionally, our business is sensitive to safety concerns, and thus our business has in the past and may in the future decline after incidents of actual or threatened terrorism, during periods of political instability or geopolitical conflict in which travelers become concerned about safety issues, as a result of natural disasters such as hurricanes or earthquakes or when travel might involve health-related risks, such as avian flu. Such concerns could result in a protracted decrease in demand for our travel services. This decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business and financial performance over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as actual or threatened terrorist activity or war, could result in the incurrence of significant additional costs and constrained liquidity if we provide relief to affected travelers by not charging cancellation fees and/or by refunding the price of airline tickets, hotel reservations and other travel products and services.

We operate in an increasingly competitive global environment.

The market for the services we offer is increasingly and intensely competitive. We compete with both established and emerging online and traditional sellers of travel services, including online travel agencies, travel suppliers, large online portal and search companies, traditional travel agencies, meta search companies and operators of travel industry reservation databases. Some of our competitors, particularly travel suppliers such as airlines and hotels, may offer products and services on more favorable terms, including lower prices, no fees or unique access to proprietary loyalty programs, such as points and miles. Many of these competitors, such as airlines, hotel and rental car companies, have been steadily focusing on increasing online demand on their own websites in lieu of third-party distributors such as the various Expedia sites. For instance, some low cost airlines, which are having increasing success in the marketplace, distribute their online supply exclusively through their own websites. Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as increased or exclusive product availability and their own bonus miles or loyalty points, which could make their offerings more attractive to consumers than offerings like ours. In addition, we face increasing competition from other travel agencies, which in some cases may have favorable offerings for both travelers and suppliers, including pricing, connectivity and supply breadth. We also compete with other travel agencies for both travelers and the acquisition and retention of supply. Increasing competition from current and emerging competitors, the introduction of new technologies and the expansion of existing technologies, such as metasearch and other search engine technologies, may force us to make changes to our business models, including changing our approaches to service fees. Increased competition has resulted in and may continue to result in reduced margins, as well as loss of travelers, transactions and brand recognition. We cannot assure you that we will be able to compete successfully against current, emerging and future competitors or provide differentiated products and services to our traveler base.

Our business depends on our relationships with travel suppliers.

An important component of our business success depends on our ability to maintain and expand relationships with travel suppliers and GDS partners. A substantial portion of our revenue is derived from compensation negotiated with travel suppliers and GDS partners for bookings made through our websites. Over the last several years, air and hotel travel suppliers have generally reduced or in some cases eliminated payments to travel agents and other travel intermediaries. In addition, as our hotel remuneration varies with the room rates paid by travelers (Average Daily Rates, or “ADRs”), meaning that our revenue for each room will generally be proportionately higher or lower depending on the level of the ADR. The recent significant decline in ADRs has accordingly negatively impacted our hotel booking revenue. To the extent ADRs decline even further, as we think is likely in 2009, our hotel booking revenue will be further negatively impacted. During the recent decline, we have experienced a drop in ADRs generally faster than the overall industry due to a number of factors including the increased use of our distribution channels for promotional activities by hotels. We expect this trend to continue until the hotel industry begins to rebound. Also, each year we typically negotiate or renegotiate numerous long-term airline and hotel contracts. No assurances can be given that GDS partners or travel suppliers will not further reduce or eliminate compensation, attempt to charge travel agencies for content or further reduce their ADRs, any of which could reduce our revenue and margins thereby adversely affecting our business and financial performance. Adverse changes in existing relationships, increasing industry consolidation or our inability to enter into new arrangements with these parties on favorable terms, if at all, could reduce the amount, quality and breadth of attractively priced travel products and services that we are able to offer, which could adversely affect our business and financial performance.

We rely on the value of our brands, and the costs of maintaining and enhancing our brand awareness are increasing.

We believe continued investment in our brands, including Expedia.com, hotels.com, Hotwire.com, Classic Vacations, Egencia, eLong, Venere, the TripAdvisor Media Network and Expedia Local Expert, is critical to retain and expand our traveler, supplier and advertiser bases. We have and expect to continue having to spend more to maintain our brands’ value due to a variety of factors. These include increased spending from our competitors, the increasing costs of supporting multiple brands, expansion into geographies and products where our brands are less well known, inflation in media pricing including search engine keywords and the continued emergence and relative traffic share growth of search engines and meta search engines as destination sites for travelers. We have spent considerable money and resources to date on the establishment and maintenance of our brands, and we will continue to spend money on, and devote resources to, advertising and marketing, as well as other brand building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective, or as cost-effective as they have been historically. If we are unable to maintain or enhance consumer awareness of our brands and generate demand in a cost-effective manner, it would have a material adverse effect on our business, financial condition and results of operations.

Our business could be negatively affected by changes in search engine algorithms and dynamics.

We increasingly utilize internet search engines such as Google, principally through the purchase of travel-related keywords, to generate traffic to our websites. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a significant amount of our business is directed to our own websites through our participation in pay-per-click and display advertising campaigns on internet media properties and search engines whose pricing and operating dynamics can experience rapid change, both technically and competitively. If a major search engine such as Google, which we utilize for a significant amount of our search engine traffic, changes its algorithms in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites or that of our third-party distribution partners, or if competitive dynamics further impact market pricing in a negative manner, our business and financial performance would be adversely affected.

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

In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. We are currently in the process of migrating portions of our site functionality to new technology platforms to enable us to introduce innovation more rapidly, achieve better search engine optimization and improve our site merchandising capability, among other anticipated benefits. We have experienced some delays with this migration. Delays or difficulties in implementing new or enhanced systems may keep us from achieving the desired results in a timely manner, to the extent anticipated, or at all. Also, we may be unable to devote financial resources to new technologies and systems in the future. If any of these events occur, our business could suffer.

We rely on third-parties for many systems and services.

We rely on third-party service providers for certain customer care, fulfillment, processing, development, technology and other services. If these third-parties experience difficulty meeting our requirements or standards, it could damage our reputation or make it difficult for us to operate some aspects of our business. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, we could suffer increased costs and delays in our ability to provide similar services until an equivalent service provider could be found or we could develop replacement technology or operations. In addition, we rely increasingly on outsourced providers of traveler care and information technology services. If we are unsuccessful in choosing high quality partners or we ineffectively manage these partnerships it could have an adverse impact on our operations and financial results.

We rely on the performance of highly skilled personnel and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular, the contributions of Barry Diller, our Chairman and Senior Executive, and Dara Khosrowshahi, our Chief Executive Officer, are critical to the overall management of the company. Our future success will depend on the performance of our senior management and key employees. Expedia cannot ensure that it will be able to retain the services of Mr. Diller, Mr. Khosrowshahi or any other member of our senior management or key employees, the loss of whom could seriously harm our business. Competition for well-qualified employees in certain aspects of our business, including software engineers and other technology professionals, also remains intense.

Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected. We do not maintain any key person life insurance policies.

We are in the process of restructuring our global workforce to simplify and streamline our organization, improve our cost structure and strengthen our overall businesses. These changes could affect employee morale and productivity and be disruptive to our business.

Our stock price is highly volatile.

The market price of our common stock is highly volatile and could continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	Quarterly variations in our operating results;

•	Operating results that vary from the expectations of securities analysts and investors;

•	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	Rating agency credit rating actions;

•	Reaction to our earnings releases and conference calls, or presentations by executives at investor and industry conferences;

•	Changes in our capital structure;

•	Changes in market valuations of other internet or online service companies;

•	Announcements of technological innovations or new services by us or our competitors;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major supplier participant, such as an airline or hotel chain;

•	Changes in the status of our intellectual property rights;

•	Lack of success in the expansion of our business model geographically;

•	Announcements by third parties of significant claims or proceedings against us or adverse developments in pending proceedings;

•	Additions or departures of key personnel;

•	Rumors or public speculation about any of the above factors; and

•	Market and volume fluctuations in the stock markets in general.

Volatility in our stock price could also make us less attractive to certain investors, and/or invite speculative trading in our common stock or debt instruments.

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

We expect to continue to face additional risks in international operations. These risks include political instability; threatened or actual acts of terrorism; changes in regulatory requirements; our ability to comply with additional U.S. laws applicable to U.S. companies operating internationally as well as local laws and regulations; diminished ability to legally enforce our contractual rights; increased risk and limits on our ability to enforce intellectual property rights; possible preferences by local populations for local providers; restrictions on the withdrawal of non-U.S. investment and earnings; currency exchange restrictions; slower adoption of the internet as an advertising, broadcast and commerce medium in those markets as compared to the United States and difficulties in managing staffing and operations due to distance, time zones, language and cultural differences.

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

The application of various domestic and international sales, use, occupancy, value-added and other tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable taxing authorities. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the internet and e-commerce. If the tax laws, rules and regulations were amended, if new adverse laws, rules or regulations were adopted, or if current laws are interpreted adversely to our interests, particularly with respect to occupancy or value-added taxes, the results could increase our tax payments (prospectively or retrospectively) and/or subject us to penalties and decrease the demand for our products and services if we pass on such costs to the consumer. As a result these changes could have an adverse affect on our businesses or financial performance. In addition, we may be required in certain jurisdictions to pay tax assessments, which may be substantial, prior to contesting the validity of such assessments. This requirement is commonly referred to as “pay to play.” Payment of these amounts is not an admission that the tax payer believes it is subject to such taxes. We continue to work with relevant tax authorities and legislators to clarify our obligations under existing, new and emerging laws and regulations. There have been, and will continue to be, substantial ongoing costs, which may include “pay to play” payments, associated with complying with, and defending our position in, the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

Provisions in certain credit card processing agreements could adversely affect our liquidity and financial condition.

We have agreements with companies that process customer credit card transactions for the facilitation of customer bookings of travel services from our travel suppliers. These agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) or require us to post a letter of credit equal to a portion of bookings that have been processed by that company. These processing companies may be entitled to a holdback upon the occurrence of specified events, including material adverse changes in our financial condition, or for certain companies, at their discretion. An imposition of a holdback by one or more of our processing companies could materially reduce our liquidity.

In addition, we may be held liable for accepting fraudulent credit cards on our websites for transactions where we are merchant of record as well as other payment disputes with our customers. Additionally, we are held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record. Accordingly, we calculate and record an allowance for the resulting credit card charge backs. If we are unable to combat the use of fraudulent credit cards on our websites, our results of operations and financial condition could be materially adversely affected.

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

In addition, we do not have backup systems or contingency plans for certain critical aspects of our operations or business processes, many other systems are not fully redundant and our disaster recovery or business continuity planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical break-ins, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact or interrupt computer or communications systems or business processes at any time. Although we have put measures in place to protect certain portions of our facilities and assets, any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services to our travelers and/or third parties for a significant period of time. Remediation may be costly and we may not have adequate insurance to cover such costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.

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

Subject to the terms of a Stockholders Agreement between Mr. Diller and Liberty Media Corporation, Mr. Diller holds an irrevocable proxy to vote shares of Expedia stock held by Liberty. Accordingly, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of the Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty could effectively control the voting power of our capital stock. Mr. Diller, through shares he owns beneficially as well as those subject to the irrevocable proxy, controlled approximately 60% of the combined voting power of the outstanding Expedia capital stock as of December 31, 2008.

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

The availability of funds depends in significant measure on capital markets and liquidity factors over which we exert no control. Particularly in light of existing uncertainty in the capital and credit markets, we can provide no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases or extraordinary actions or that our counterparties in any such financings would honor their contractual commitments. In addition, any downgrade of our debt ratings by Standard & Poor’s, Moody’s Investor Service or similar ratings agencies, increases in general interest rate levels or the recent general weakening in the credit markets could increase our cost of capital. Recently credit spreads for below investment grade issuers such as Expedia have increased significantly compared with historical levels, impacting returns for bondholders and increasing the cost of potential incremental debt issuance.

In addition, we have experienced, and may experience declines in seasonal liquidity and capital provided by our merchant hotel business, which has historically provided a meaningful portion of our operating cash flow. The extent of such impact is dependent on several factors, including the rate of growth of our merchant hotel business, payment terms with suppliers and relative growth of businesses which consume rather than generate working capital, such as our agency hotel, advertising and managed corporate travel businesses.

Our revolving credit facility expires in August 2010, and any borrowings thereunder will be classified as current during the third quarter of 2009. Given the current uncertainty in the credit markets, there is no guarantee we will be able to renew our credit facility, or renew it at current commitment levels or otherwise on terms acceptable to us. In addition, a recent amendment to the facility has increased the cost of borrowing under the facility.

We have significant long-term indebtedness, which could adversely affect our business and financial condition.

As of December 31, 2008, the face value of our long-term indebtedness totaled $1.54 billion. Risks relating to our long-term indebtedness include:

•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	Making it difficult for us to optimally capitalize and manage the cash flow for our businesses;

•	Limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	Placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	Limiting our ability to borrow additional funds or to borrow funds at rates or on other terms we find acceptable.

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

The agreements governing our indebtedness contain various covenants, including those that restrict our ability to, among other things:

•	Borrow money, and guarantee or provide other support for indebtedness of third parties including guarantees;

•	Pay dividends on, redeem or repurchase our capital stock;

•	Make investments in entities that we do not control, including joint ventures;

•	Enter into certain asset sale transactions;

•	Enter into secured financing arrangements;

•	Enter into sale and leaseback transactions; and

•	Enter into unrelated businesses.

These covenants may limit our ability to effectively operate our businesses.

In addition, our credit facility requires that we meet certain financial tests, including an interest coverage test and a leverage ratio test. We recently entered into an amendment to our credit facility that tightened a number of the restrictions listed above.

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

These exposures include but are not limited to re-measurement gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; fluctuations in merchant hotel revenue due to relative currency movements from the time of booking to the time of stay; planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur; and the impact of relative exchange rate movements on cross-border travel, principally Europe to the United States and the United States to Europe travel.

Depending on the size of the exposures and the relative movements of exchange rates, if we choose not to hedge or fail to hedge effectively our exposure, we could experience a material adverse effect on our financial statements and financial condition. In addition, given the recent severe volatility in exchange rates these exposures have increased, and the impact on our results of operations has become more pronounced. In addition, the current environment, and the increasingly global nature of our business has made hedging these exposures both more complex and costly. We have increased and plan to continue increasing the scope and complexity of our foreign exchange risk management, including the use of forward contracts to hedge a portion of our exposures. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedging activities.

We are exposed to various counterparty risks.

We are exposed to the risk of failure to perform by various financial counterparties, including for our insurance coverages, investments, bank deposits, letters of credit and foreign exchange risk management. As it relates to foreign exchange, we employ forward contracts to hedge a portion of our exposure to foreign currency exchange rate fluctuations. As of December 31, 2008, we were party to forward contracts with a notional value of $165 million and the fair value of which was a $1 million liability. The counterparties to these contracts were Goldman Sachs, Banc of America, HSBC and Fifth Third Bank. Upon the maturity of these or subsequent contracts, the counterparties are potentially obligated to pay us net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these forward contracts. In addition, due to the weakening economy we also face increased credit risk and payment delays from our non-financial contract counterparties.

Our investment in eLong creates risks and uncertainties relating to the laws in China.

The success of our investment in eLong, Inc., a company organized under Cayman Islands law, whose principal business is the operation of an internet-based travel business in China, is subject to risks and uncertainties regarding the interpretation of China’s laws and regulations. Significant uncertainties exist in the interpretation and enforcement of Chinese laws and regulations, and such uncertainties could limit the available legal protections relating to our investment in eLong. Moreover, we cannot predict the effect of future developments in China’s legal system, particularly with respect to the travel industry, the internet, foreign investment or licensing, including the introduction of new laws, changes to existing laws or the interpretation or enforcement of current or future laws and regulations. In addition, the laws and regulations of China restrict certain direct foreign investment in the air-ticketing, travel agency and internet content provision businesses. Although we have established effective control through a series of agreements between eLong, Inc. and its affiliated Chinese entities, future developments in the interpretation or enforcement of Chinese laws and regulations or a dispute relating to the agreements could restrict our ability to operate or restructure these entities or to engage in desirable strategic transactions. Finally, China does not have treaties with the United States or most other western countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, court judgments obtained in jurisdictions with which China does not have treaties on reciprocal recognition of judgment may be difficult or impossible to enforce in China.

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

We cannot guarantee that our security measures will prevent data breaches. In addition, certain of our acquired companies may not have the same standards related to data collection, storage and transfer that Expedia has historically maintained. Failure to improve their standard or a substantial data breach in any of our businesses could significantly harm our business, damage our reputation, expose us to a risk of loss or litigation and possible liability and/or cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brands.

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

Certain financial and operational risks related to acquisitions that may have a material impact on our business are:

•	Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences;

•	Costs incurred in identifying and performing due diligence on potential acquisition targets that may or may not be successful;

•	Difficulties and expenses in assimilating the operations, products, technology, privacy protection systems, information systems or personnel of the acquired company;

•	Impairment of relationships with employees, suppliers and affiliates of our business and the acquired business;

•	The assumption of known and unknown debt and liabilities of the acquired company;

•	Failure to generate adequate returns on our acquisitions and investments;

•	Entrance into markets in which we have no direct prior experience; and

•	Impairment of goodwill or other intangible assets arising from our acquisitions.

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

We lease approximately 1.3 million square feet of office space worldwide, pursuant to leases with expiration dates through October 2018.

We lease approximately 348,000 square feet for our headquarters in Bellevue, Washington, pursuant to a lease with an expiration date of October 2018. We also lease approximately 570,000 square feet of office space for our domestic operations in various cities and locations in Arizona, California, Florida, Hawaii, Idaho, Illinois, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Texas, Washington and Washington DC, pursuant to leases with expiration dates through January 2015.

We also lease approximately 395,000 square feet of office space for our international operations in various cities and locations, including Australia, Belgium, Canada, China, France, Germany, India, Italy, Japan, Mexico, the Netherlands, Spain and the United Kingdom, pursuant to leases with expiration dates through February 2018.

Part I. Item 3.	Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.

Rules of the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that the Company and its subsidiaries are defending, including those described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters may be material to our financial position or results of operations based upon the standard set forth in the SEC’s rules.

Securities Class Action Litigation against IAC

Beginning on September 20, 2004, twelve purported shareholder class actions were commenced in the United States District Court for the Southern District of New York against IAC and certain of its officers and directors, alleging violations of the federal securities laws. These cases arose out of IAC’s August 4, 2004 announcement of its earnings for the second quarter of 2004 and generally alleged that the value of IAC’s stock was artificially inflated by pre-announcement statements about its financial results and forecasts that were false and misleading due to the defendants’ alleged failure to disclose various problems faced by IAC’s travel businesses. On December 20, 2004, the district court consolidated the twelve lawsuits, appointed co-lead plaintiffs, and designated co-lead plaintiffs’ counsel. See In re IAC/InterActiveCorp Securities Litigation, No. 04-CV-7447 (S.D.N.Y.). Expedia is not a party to this litigation, however, under the terms of its Separation Agreement with IAC, Expedia has generally agreed to bear a portion of the costs and liabilities, if any, associated with any securities law litigation relating to conduct prior to the Spin-Off of the businesses or entities that comprise Expedia following the Spin-Off.

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

On July 5, 2005, the plaintiffs in the related shareholder suits filed a consolidated shareholder derivative complaint against IAC (as a nominal defendant) and sixteen current or former officers or directors of IAC or its former travel business. The complaint, which is based upon factual allegations similar to those in the securities class action, purports to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violation of Section 14(a) of the Exchange Act, and contribution and indemnification. The complaint sought an order voiding the election of IAC’s then Board of Directors, as well as damages in an unspecified amount, various forms of equitable relief, restitution, and disgorgement of remuneration received by the individual defendants from IAC.

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

On April 23, 2007, the plaintiffs in the shareholder derivative suits filed a notice of appeal to the United States Court of Appeals for the Second Circuit from the District Court’s order of dismissal. On June 14, 2007, on consent of the parties, the appeal was withdrawn from active consideration by the Court of Appeals, subject to reinstatement by no later than March 31, 2008.

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

On May 6, 2003, a purported class action was filed in Texas state court against hotels.com, L.P. (“hotels.com”), Mary Canales, Individually and on Behalf of All Others Similarly Situated v. Hotels.com, L.P., No. DC-03-162 (District Court, 229th Judicial District, Duval County). The complaint, as amended, alleges that hotels.com charges customers “taxes” that exceed the amount required by or paid to the applicable taxing authorities and that hotels.com charges customers “fees” that do not correspond to any specific services provided. The complaint seeks restitution of, disgorgement of, and the imposition of a constructive trust upon all “excess” occupancy taxes allegedly collected by hotels.com. On April 29, 2005, the court issued an order granting the plaintiff’s motion for class certification. On February 1, 2006, the court of appeals reversed the holding certifying the class and remanded the case to the trial court. On April 20, 2006, Canales filed a fourth amended petition and a new motion for class certification. Certification briefing has been deferred indefinitely. On November 18, 2008, the parties submitted a joint status report to the court asking that the next status conference be set in approximately six months.

Expedia® Washington.  On February 18, 2005, three actions filed against Expedia, Inc., a Washington corporation and wholly-owned subsidiary of the registrant (“Expedia Washington”) — C. Michael Nielsen et al. v. Expedia, Inc. et al., No. 05-2-02060-1 (Superior Court, King County), Bruce Deaton et al., v. Expedia, Inc. et al., No. 05-2-02062-8 (Superior Court, King County), each of which was filed January 10, 2005 and Jose Alba, on Behalf of Himself and All Others Similarly Situated v. IAC/InterActiveCorp et al., No. 05-2-04533-7 (Superior Court, King County) filed February 3, 2005 — were consolidated under the caption In re Expedia Hotel Taxes and Fees Litigation, No. 05-2-02060-1, pending in King County Superior Court. The consolidated complaint alleges that Expedia Washington is improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a nationwide class of all persons who were assessed a charge for “taxes/fees” when booking rooms through Expedia Washington. The complaint alleges violation of the Washington Consumer Protection Act and common-law conversion and seeks imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, interest and penalties. Six of the seven originally named plaintiffs have withdrawn from the suit. On March 27, 2006, a new named plaintiff was permitted to intervene. During a March 2, 2007 hearing, the court indicated that the plaintiff should amend its complaint and that the parties should provide further briefing on class certification issues. Hearings on plaintiff’s motion for class certification took place on September 28, 2007 and April 4, 2008. On May 7, 2008, the court entered an order granting plaintiff’s motion to certify the class. On June 17, 2008, Expedia Washington filed, with the court of appeals, a motion for discretionary review of the order certifying the class and a motion to stay further proceedings. On August 14, 2008, the Court of Appeals denied Expedia Washington’s motion for discretionary review of the trial court’s order granting the plaintiff’s motion to certify the class. On October 17, 2008, the Court of Appeals denied Expedia Washington’s motion to modify the denial of its motion for discretionary review. Trial is scheduled for July 27, 2009.

Hotwire.  On April 19, 2005, three actions filed against Hotwire, Inc. (“Hotwire”) were consolidated and now are pending under the caption Bruce Deaton v. Hotwire, Inc. et al., Case No. CGC-05-437631, in the Superior Court of the State of California, County of San Francisco. The consolidated complaint, which was amended on February 17, 2006, alleges that Hotwire is improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a nationwide class of all persons who were assessed a charge for “taxes/fees”

when booking rooms through Hotwire. The amended complaint alleges violation of Section 17200 of the California Business and Professions Code, violation of the California Consumer Legal Remedies Act, and breach of contract, and seeks imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, interest and penalties. The court held a hearing on January 16, 2007, on plaintiffs’ motion for class certification. On March 15, 2007, the court certified a class of all residents of the United States to whom Hotwire charged “taxes/fees” for the facilitation of reservations for stand-alone hotel rooms on its website. The court has not yet required that Hotwire provide notice to the potential class members. The trial on plaintiff’s Section 17200 claim that was set for the week of January 12, 2009, has been postponed and a new trial date has not been set.

Consumer Case against Various Internet Travel Companies.  On February 17, 2005, a putative class action was filed in California state court against a number of internet travel companies, including Expedia Washington, hotels.com, Priceline.com and Orbitz. See Ronald Bush et al. v. CheapTickets, Inc. et al., No. BC329021 (Superior Court, Los Angeles County). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a statewide class of all California residents who were assessed a charge for “taxes/fees” when booking rooms through the defendants and alleges violation of Section 17200 of the California Business and Professions Code and common-law conversion. The complaint seeks the imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution and injunctive relief. On July 1, 2005, plaintiffs filed an amended complaint, adding claims pursuant to California’s Consumer Legal Remedies Act, Civil Code Section 1750 et seq., and claims for breach of contract and the implied duty of good faith and fair dealing. On December 2, 2005, the court ordered limited discovery and ordered that motions challenging the amended complaint would be coordinated with any similar motions filed in the City of Los Angeles action. On August 6, 2008, the plaintiffs dismissed their lawsuit with respect to Expedia and hotels.com.

Consumer Case against Expedia, hotels.com and Hotwire.  On December 8, 2008, a putative class action was filed in federal court in New York state against Expedia, hotels.com and Hotwire. Similar lawsuits were filed at or about the same time against Priceline and Travelocity. See Matthew R. Chiste, et al. v. Hotels.com, L.P., et al., No. 08 CV 10676 (United States District Court for the Southern District of New York). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a nationwide class of all persons who booked a hotel room in New York City through the defendants. The complaint asserts claims for deceptive business practices, conversion, breach of fiduciary duty and breach of contract and seeks a declaratory judgment, injunctive relief and damages in an unspecified amount, but exceeding $5,000,000. The deadline for the defendants to respond to the lawsuit is March 6, 2009.

Litigation Relating to Hotel Occupancy Taxes

City of Los Angeles Litigation.  On December 30, 2004, the city of Los Angeles filed a purported class action in California state court against a number of internet travel companies, including hotels.com, Expedia Washington and Hotwire. City of Los Angeles, California, on Behalf of Itself and All Others Similarly Situated v. Hotels.com, L.P. et al., No. BC326693 (Superior Court, Los Angeles County). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes. The complaint seeks certification of a statewide class of all California cities and counties that have enacted uniform transient occupancy-tax ordinances effective on or after December 30, 1990. The complaint alleges violation of those ordinances, violation of Section 17200 of the California Business and Professions Code, and common-law conversion. The complaint also seeks a declaratory judgment that the defendants are subject to hotel occupancy taxes on the hotel rate charged to consumers and imposition of a constructive trust on all monies owed by the defendants to the government, as well as disgorgement, restitution, interest and penalties. On September 26, 2005, the court sustained a demurrer on the basis of misjoinder and granted plaintiff leave to amend its complaint. On February 8, 2006, the city of Los Angeles filed a second amended complaint. On July 12, 2006, the lawsuit filed by the city of San Diego was coordinated with this lawsuit. On January 17, 2007, the defendants filed additional demurrers and a motion to strike class allegations. On March 2, 2007, the plaintiffs filed a third amended complaint and on

March 7, 2007, the court denied defendants’ demurrers on misjoinder. On April 11, 2007, the defendants filed additional demurrers. On June 11, 2007, a hearing took place on defendant’s demurrers and motion to strike class allegations and on July 26, 2007, the court signed an order staying the lawsuit until the cities have exhausted their administrative remedies. A status conference report is due on May 15, 2009.

City of Fairview Heights, Illinois Litigation.  On October 5, 2005, the city of Fairview Heights, Illinois filed a purported statewide class action in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia Washington. City of Fairview Heights, individually and on behalf of all others similarly situated v. Orbitz, Inc., et al., No. 05L0576 (Circuit Court for the Twentieth Judicial Circuit, St. Clair County). The complaint alleges that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of the consumer protection act, conversion and unjust enrichment. The complaint seeks damages and other relief in an unspecified amount. On November 28, 2005, defendants removed this action to the United States District Court for the Southern District of Illinois. On January 17, 2006, the defendants moved to dismiss the complaint. On July 12, 2006, the court granted in part and denied in part defendants’ motion to dismiss. On August 1, 2007, plaintiff filed a motion for class certification. On March 31, 2008, the court denied plaintiff’s motion for class certification. Expedia, hotels.com and Hotwire have settled the lawsuit and the lawsuit will be dismissed as to those defendants.

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

Pitt County, North Carolina Litigation.  On December 1, 2005, Pitt County, North Carolina filed a purported statewide class action in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia Washington. Pitt County, et al. v. Hotels.com, L.P. et al., No. 05-CVS-3017 (State of North Carolina, Pitt County, General Court of Justice, Superior Court Division). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of the deceptive trade practices act, conversion, imposition of a constructive trust and a declaratory judgment that defendants have engaged in unlawful business practices. The complaint seeks damages and other relief in an unspecified amount. On February 13, 2006, the defendants removed the action to the United States District Court for the Eastern District of North Carolina. On March 14, 2006, the defendants filed a motion to dismiss the complaint. Defendants removed the case to federal court on February 13, 2006. A hearing on defendants’ motion to dismiss was held on October 17, 2006. On March 29, 2007, the court denied the defendants’ motion to dismiss. On April 13, 2007, the defendants filed a motion for reconsideration or certification of an interlocutory appeal. On August 13, 2007, the court granted defendants’ motion for reconsideration, dismissing the lawsuit. The court found that the hotel occupancy tax ordinance at issue only applied to “operators of hotels” and because the defendants did not operate hotels, the tax only applied to the room price charged by the hotels themselves. The plaintiffs have appealed the court’s order. Oral argument on the plaintiff’s appeal of the court’s order dismissing the litigation took place on October 30, 2008. On January 14, 2009, the Fourth Circuit Court of Appeals affirmed the district court’s dismissal of the lawsuit.

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

Orange County, Florida Litigation.  On March 13, 2006, Orange County, Florida filed an action in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia Washington. See Orange County et al v. Expedia, Inc., et al., 2006-CA-2104 Div. 39 (Circuit Court Ninth Judicial District, Orange County, FL). The complaint alleges that the defendants have failed to pay the county hotel accommodations taxes as required by municipal ordinance. The complaint seeks a declaratory judgment regarding the county’s right to audit and collect tax on certain of the defendants’ hotel room transactions. The case was removed to federal court on April 13, 2006. The federal court remanded the case to state court on August 2, 2006. On February 2, 2007, the court granted defendants’ motion to dismiss. On February 9, 2007, the county filed a motion for rehearing and on February 19, 2007, the court denied the plaintiff’s motion for rehearing. On March 9, 2007, the plaintiff filed an amended complaint. On April 9, 2007, the defendants filed a motion to dismiss or, in the alternative, stay the lawsuit. On July 17, 2007, the court entered an order granting defendants’ motion to dismiss the county’s Amended Complaint. On August 9, 2007, the county filed a notice of appeal. The court of Appeals held oral argument on May 14, 2008 on the plaintiff’s appeal. On June 13, 2008, the Court of Appeals reversed the trial court’s order dismissing the lawsuit. The defendants then sought to invoke the Supreme Court’s jurisdiction, seeking review of the Court of Appeals order overturning the trial court’s decision granting defendants’ motion to dismiss. On December 22, 2008, the Florida Supreme Court declined to accept jurisdiction.

City of Atlanta, Georgia Litigation.  On March 29, 2006, the city of Atlanta, Georgia filed suit against a number of internet travel companies, including hotels.com, Hotwire and Expedia Washington. See City of Atlanta, Georgia v. Hotels.com, L.P., et al., 2006-CV-114732 (Superior Court of Fulton County, Georgia). The

complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of the ordinance, conversion, unjust enrichment, imposition of a constructive trust, declaratory judgment and an equitable accounting. The complaint seeks damages and other relief in an unspecified amount. The defendants answered on June 5, 2006. On December 11, 2006, the court dismissed the lawsuit. The city of Atlanta filed a notice of appeal on January 10, 2007. On October 26, 2007, the Georgia Court of Appeals affirmed the trial court’s order dismissing the city of Atlanta’s lawsuit for failure to exhaust its administrative remedies. On November 5, 2007, the city of Atlanta filed a motion for reconsideration of the Court of Appeals decision. On November 13, 2007, the Court of Appeals denied plaintiff’s motion. On December 10, 2007, the city filed a Petition of Certiorari to the Georgia Supreme Court. On September 8, 2008, the Georgia Supreme Court heard oral argument on plaintiff’s appeal of the dismissal of the litigation. The Georgia Supreme Court has not yet issued a decision.

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

Town of Mt. Pleasant, South Carolina Litigation.  On May 23, 2006, the town of Mount Pleasant, South Carolina filed suit in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia Washington. See Town of Mount Pleasant, South Carolina v. Hotel.com, et al., 2-06-CV-020987-PMD (United States District Court, District of South Carolina, Charleston Division). The case was removed to federal court on July 21, 2006. The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, conversion, constructive trust and legal accounting. The complaint seeks damages in an unspecified amount. On August 22, 2006, hotels.com GP, LLC was voluntarily dismissed. The defendants answered the complaint on September 15, 2006. Discovery is ongoing. On April 26, 2007, the court consolidated the lawsuits filed by the city of Charleston and the town of Mt. Pleasant. On May 14, 2007, the town filed its first amended complaint. On June 4, 2007, the defendants filed a motion to dismiss. On November 5, 2007, the court denied the defendants’ motion to dismiss. On November 30, 2007, the defendants filed a motion for reconsideration or for certification of interlocutory appeal. On April 29, 2008, the court denied defendants’ motions for reconsideration or certification for interlocutory appeal. On June 2, 2008, the court issued an amended scheduling order setting the trial date for August 3, 2009.

Columbus, Georgia Litigation.  On May 30, 2006, the city of Columbus, Georgia filed suit against Expedia, Inc. and on June 7, 2006 filed suit against hotels.com — both in state court. See Columbus, Georgia v. Hotels.com, Inc., et al., 4:06-CV-80; Columbus, Georgia v. Expedia, Inc., 4:06-CV-79 (United States District Court, Middle District of Georgia, Columbus Division). The cases were removed to federal court on July 12, 2006. During this same time period, the city of Columbus filed similar lawsuits against other internet travel companies. The complaints allege that the defendants have failed to pay the city hotel accommodations taxes as required by municipal ordinance. The complaints purport to assert claims for violation of that ordinance, unjust enrichment, imposition of a constructive trust, equitable accounting, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. The lawsuits were removed to federal court on July 12, 2006. Defendants filed answers on July 26, 2006. On August 1, 2007, Expedia and hotels.com filed motions for summary judgment based on the plaintiff’s failure to exhaust its administrative remedies prior to filing the lawsuit. On October 5, 2007, the plaintiff filed a motion for declaratory judgment and injunctive relief in the Expedia lawsuit. On November 5, 2007, Expedia and hotels.com re-removed the lawsuit to federal court. On November 8, 2007, the plaintiff filed an emergency motion to remand the case to state court. On November 16, 2007, the court denied expedited consideration of plaintiff’s emergency motion to remand the case to state court. On November 26, 2007, the court granted the parties’ joint motion to stay the proceedings pending the court’s decision on the plaintiff’s motion to remand. On July 30, 2008, the federal court remanded the cases back to state court. On September 22, 2008, the court denied Expedia’s motion for summary judgment for failure to exhaust administrative remedies and granted plaintiff’s motion for injunctive relief against Expedia. On November 7, 2008, the court denied hotels.com’s motion for summary judgment for failure to exhaust administrative remedies and granted plaintiff’s motion for injunctive relief against hotels.com. On October 22, 2008, Expedia filed its notice of appeal and on December 3, 2008, hotels.com filed its notice of appeal, both challenging the trial court’s denial of Expedia and hotels.com’s motion for summary judgment and grant of plaintiff’s injunction.

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

City of Orange, Texas Litigation.  On July 18, 2006, the city of Orange, Texas filed a putative statewide class action in federal court against a number of internet travel companies, including hotels.com, Hotwire and Expedia Washington. See City of Orange, Texas, et al. v. Hotels.com, L.P., et al., 1:06-CV-0413-RHC-KFG (United States District Court, Eastern District of Texas, Beaumont Division). The complaint alleges that the defendants have failed to pay to municipalities hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of those ordinances, conversion, civil conspiracy, and declaratory judgment. The complaint seeks damages in an unspecified amount. Defendants filed a motion to dismiss on September 12, 2006, which is pending. On September 5, 2007, a federal magistrate issued a Report & Recommendation that the lawsuit be dismissed because the tax ordinance at issue imposes a tax consideration paid to a hotel or motel, not on the amount that the guest pays to the defendants. On September 21, 2007, the court adopted the magistrate’s Report & Recommendation and dismissed the case in its entirety. Plaintiff did not appeal that dismissal.

Cities of Columbus and Dayton, Ohio Litigation.  On August 8, 2006, the city of Columbus, Ohio and the city of Dayton, Ohio, filed a putative statewide class action in federal court against a number of internet travel companies, including hotels.com, Hotwire and Expedia Washington. See City of Columbus, et al. v. Hotels.com, L.P., et al., 2:06-cv-00677 (United States District Court, Southern District of Ohio). The complaint alleges that the defendants have failed to pay to counties and cities in Ohio hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims for violation of those ordinances, unjust enrichment, violation of the doctrine of money had and received, conversion, declaratory judgment, and seeks imposition of a constructive trust. The complaint seeks damages in an unspecified amount. Defendants filed a motion to dismiss on September 25, 2006 and a motion to transfer venue to the Northern District of Ohio on September 27, 2006. The motion to dismiss is pending. The case was transferred to the Northern District of Ohio and defendant’s motion to dismiss was granted in part, consistent with the ruling in the City of Findlay, Ohio lawsuit. On February 22, 2008, plaintiffs filed a First Amended Consolidated Complaint adding the city of Toledo, city of Northwood, city of Rossford, city of Maumee, city of Perrysburg, Perrysburg Township and Springfield Township as plaintiffs in the lawsuit. On March 26, 2008, defendants filed a motion asking the court to dismiss the First Amended Consolidated Complaint for failure to state a claim and to extend the court’s earlier decision that the tax ordinances at issue in Findlay, Columbus and Dayton, Ohio do not apply to the defendants. On June 19, 2008, the court issued a memorandum opinion denying defendants’ motion to dismiss the claims asserted by the seven joined plaintiffs. The court concluded that the defendants are not directly obligated to pay the hotel occupancy taxes at issue.

North Myrtle Beach Litigation.  On August 28, 2006, the city of North Myrtle Beach, South Carolina filed a lawsuit in state court against a number of internet travel companies, including hotels.com, Hotwire, and Expedia Washington. See City of North Myrtle Beach v. Hotels.com, et al., 4: 06-cv-03063-RBH (United States District Court, District of South Carolina, Florence Division). The complaint alleges that the defendants have failed to pay the hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims for violation of those ordinances, as well as a claim for conversion, imposition of a constructive trust, and demand for an accounting. The complaint seeks damages in an unspecified amount. On October 27, 2006, the case was removed to federal court. On December 1, 2006, the defendants filed a motion to dismiss. On September 30, 2007, the court denied defendants’ motion to dismiss. On October 15, 2007, the defendants answered the complaint. On June 16, 2008, the court entered an amended scheduling setting the trial date for on or after November 9, 2009.

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

Nassau County, New York Litigation.  On October 24, 2006, the county of Nassau, New York filed a putative statewide class action in federal court against a number of internet travel companies, including hotels.com, Hotwire, and Expedia Washington. See Nassau County, New York, et al. v. Hotels.com, L.P., et al., (United States District Court, Eastern District of New York). The complaint alleges that the defendants have failed to pay cities, counties and local governments in New York hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims for violations of those ordinances, as well as claims for conversion, unjust enrichment, and imposition of a constructive trust. The complaint seeks damages in an unspecified amount. The defendants filed a motion to dismiss on January 31, 2007. The county’s deadline to respond to the motion was April 2, 2007. On August 17, 2007, the court granted defendants’ motion dismissing the lawsuit due to the plaintiff’s failure to exhaust its administrative remedies. On September 12, 2007, the plaintiff filed a notice of appeal. Oral argument on plaintiff’s appeal was scheduled for January 22, 2009.

Wake County, North Carolina Litigation.  On November 3, 2006, the county of Wake, North Carolina filed a lawsuit in state court against a number of internet travel companies, including hotels.com, Hotwire, and Expedia Washington. See Wake County v. Hotels.com, L.P., et al., 06 CV 016256 (General Court of Justice, Superior Court Division, Wake County). The complaint alleges that the defendants have failed to pay the county hotel accommodation taxes as required by local ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for declaratory judgment or injunction, conversion, imposition of a constructive trust, demand for an accounting, unfair and deceptive trade practices, and agency. The complaint seeks damages in an unspecified amount. The defendants filed a motion to dismiss on February 12, 2007. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, and Cumberland County lawsuits. On May 9, 2007, the defendants moved to dismiss the lawsuits. On November 19, 2007, the court granted in part and denied in part defendants’ motion to dismiss the Wake County lawsuit. Trial is scheduled for February 1, 2010.

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

Branson, Missouri Litigation.  On December 28, 2006, the city of Branson, Missouri filed a lawsuit in state court against a number of internet travel companies, including hotels.com, Hotwire, and Expedia Washington. See City of Branson, MO v. Hotels.com, L.P., et al., 106CC5164 (Circuit Court of Greene County, Missouri). The complaint alleges that the defendants have failed to pay the city hotel accommodation taxes as required by local ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for declaratory judgment, conversion, and demand for an accounting. The complaint seeks damages in an unspecified amount. The deadline for defendants to respond to the lawsuit has not yet been established. On April 23, 2007, the defendants filed a motion to dismiss the lawsuit. On November 26, 2007, the court denied the defendants’ motion to dismiss.

Buncombe County Litigation.  On February 1, 2007, Buncombe County, North Carolina filed a lawsuit in state court against a number of internet travel companies, including hotels.com, Hotwire, and Expedia Washington. See Buncombe County v. Hotels.com, et al., 7 CV 00585 (General Court of Justice, Superior Court Division, Buncombe County, North Carolina). The complaint alleges that the defendants have failed to pay the county hotel accommodation taxes as required by local ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for declaratory judgment. The complaint seeks damages in an unspecified amount. The deadline for defendants to respond to the lawsuit has not yet been established. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, and Cumberland County lawsuits. On May 9, 2007, the defendants moved to dismiss the lawsuits. On November 19, 2007, the court granted in part and denied in part defendants’ motion to dismiss the Buncombe County lawsuit. Trial is scheduled for February 1, 2010.

Dare County, North Carolina Litigation.  On January 26, 2007, Dare County, North Carolina filed a lawsuit in state court against a number of internet travel companies, including hotels.com, Hotwire, and Expedia Washington. See Dare County v. Hotels.com, L.P., et al., 07 CVS 56 (General Court of Justice, Superior Court Division, Dare County, North Carolina). The complaint alleges that the defendants have failed to pay the county hotel accommodation taxes as required by local ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for declaratory judgment, injunction, conversion, constructive trust, accounting, unfair and deceptive trade practices and agency. The complaint seeks damages in an unspecified amount. The deadline for defendants to respond to the lawsuit has not yet been established. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, and Cumberland County lawsuits. On May 9, 2007, the defendants moved to dismiss the lawsuits. On November 19, 2007, the court granted in part and denied in part defendants’ motion to dismiss the Dare County lawsuit. Trial is scheduled for February 1, 2010.

Myrtle Beach, South Carolina Litigation.  On February 2, 2007, the city of Myrtle Beach, South Carolina filed an individual lawsuit in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia. City of Myrtle Beach v. Hotels.com, LP, et al., 2007 CP26-0738 (Court of Common Pleas, Fifteenth Judicial Circuit, County of Horry, South Carolina). The complaint alleges that the defendants have failed to pay to the county hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert a claim for declaratory judgment that the accommodations tax at issue is owed by the defendants. The complaint seeks damages in an unspecified amount. The defendants moved to dismiss the lawsuit due to the plaintiff’s failure to exhaust its administrative remedies prior to filing its lawsuit. On March 18, 2008, the court denied the defendants’ motion. On August 14, 2008, the defendants filed a motion to dismiss the lawsuit for lack of a justiciable controversy. On September 17, 2008, the court denied the defendants’ motion to dismiss the lawsuit. Trial is scheduled to begin in November 2009.

Horry County, South Carolina Litigation.  On February 2, 2007, Horry County, South Carolina filed an individual lawsuit in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia. Horry County v. Hotels.com, LP, et al., 2007 CP26-0737 (Court of Common Please, County of Horry, South Carolina). The complaint alleges that the defendants have failed to pay to the county hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert a claim for declaratory judgment that the accommodations tax at issue is owed by the defendants. The complaint seeks damages in an unspecified amount. On April 23, 2007, the defendants filed a motion to dismiss the county’s complaint due to the plaintiff’s failure to exhaust its administrative remedies prior to filing its lawsuit. On January 7, 2008, the court denied the defendants’ motion. On August 14, 2008, filed a motion to dismiss the lawsuit for lack of a justiciable controversy. On September 17, 2008, the court denied the defendants’ motion to dismiss the lawsuit.

City of Fayetteville, Arkansas Litigation.  On February 28, 2007, the city of Fayetteville filed a putative class action in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia. City of Fayetteville v. Hotels.com, L.P., et al., CV 07 567-1 (Circuit Court of Washington County, Arkansas). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of those ordinances, unjust enrichment, conversion, imposition of a constructive trust, and declaratory judgment. The complaint seeks damages in an unspecified amount. Plaintiff filed an amended complaint on July 24, 2007. On August 7, 2007, defendants filed a motion to dismiss. On July 25, 2008, the court issued an order granting defendants’ motion to dismiss. The city did not appeal the dismissal.

City of Houston, Texas Litigation.  On March 5, 2007, the city of Houston filed an individual lawsuit in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia. City of Houston v. Hotels.com, L.P., et al., 2007-13227 (District Court of Harris County, 270th Judicial District, Texas). The lawsuit alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The lawsuit purports to assert claims for violation of that ordinance, conversion, imposition of a constructive trust, civil conspiracy, and demand for accounting. The complaint seeks damages in an unspecified amount. On April 30, 2007, the defendants filed their answers and special exceptions to the plaintiff’s complaint. On July 5, 2007, the court held a hearing on defendants’ special exceptions. The court granted the defendants’ special exception with respect to requiring plaintiff to plead the maximum amount of damages sought and denied the remaining special exceptions. Plaintiff filed an amended petition on October 4, 2007, adding the Harris County-Houston Sports Authority as a plaintiff. On October 15, 2007, defendants again filed special exceptions to the plaintiffs’ amended petition. The court held a hearing on defendants’ special exceptions on November 9, 2007, during which the court indicated that it would grant defendants’ special exceptions. On January 2, 2008, the plaintiffs filed a motion for clarification of the court’s November 9, 2007 ruling. On January 11, 2008, the court issued an order granting defendants’ special exceptions and ordering the plaintiffs to replead their petition by January 22, 2008. On February 4, 2008, defendants filed special exceptions to plaintiffs’ second amended petition. On March 13, 2008, the court granted defendants’ special exceptions, dismissing plaintiffs’ claims. On April 14, 2008, plaintiffs filed a motion for a new trial and a motion for clarification of the courts’ order granting defendants’ special exceptions and order dismissing the lawsuit. Plaintiffs also filed a third amended petition. On May 27, 2008, the court granted plaintiffs’ motion for a new trial, vacating the court’s March 13, 2008 order dismissing plaintiffs’ claims. Trial is currently scheduled to begin on October 19, 2009.

Jefferson City, Missouri Litigation.  On June 27, 2007, Jefferson City, Missouri filed a putative class action in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia. Jefferson City v. Hotels.com, L.P., et al., 07AC-CC0055 (Circuit Court of Cole County). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of Missouri’s Merchandising Practices Act, conversion, unjust enrichment, breach of fiduciary duties, constructive trust, and declaratory judgment. The complaint seeks injunctive relief and damages in an unspecified amount. On November 5, 2007, the defendants’ filed a motion to dismiss the plaintiff’s lawsuit. On June 19, 2008, the court granted in part and denied in part defendants’ motion to dismiss the lawsuit. Trial is scheduled to begin on March 15, 2010.

City of Oakland, California Litigation.  On June 29, 2007, the city of Oakland filed an individual lawsuit in federal court against a number of internet travel companies, including hotels.com, Hotwire and Expedia. City of Oakland v. Hotels.com, L.P., et al., C-07-3432 (United States District Court, Northern District of California). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance. The complaint seeks injunctive relief and damages in an unspecified amount, including punitive damages and restitution. On September 18, 2007, the defendants filed a motion to dismiss the lawsuit. On November 5, 2007, the court granted the defendant’s motion to dismiss for failure to exhaust administrative remedies. The Plaintiff filed a notice of appeal on December 6, 2007. That appeal is pending.

City of Madison, Wisconsin Litigation.  On November 30, 2007, the city of Madison, Wisconsin filed an individual lawsuit in state court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. City of Madison v. Expedia, Inc., et al., 07 CV 4488 (Circuit Court of Dane County, Wisconsin). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to seek a declaratory judgment as well as an award of costs and attorneys’ fees. On January 23, 2008, defendants filed a motion to dismiss the lawsuit. On June 23, 2008, the court granted defendants’ motion to dismiss the lawsuit. The city did not appeal the dismissal.

Mecklenburg County Litigation.  On January 10, 2008, the county of Mecklenberg, North Carolina filed an individual lawsuit in state court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. County of Mecklenburg v. Hotels.com L.P., et al., (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina). The complaint alleges that the defendants have failed to pay to the county hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for declaratory judgment, injunction, conversion, constructive trust, accounting, unfair and deceptive trade practices and agency. The complaint seeks damages in an unspecified amount. The deadline for defendants to respond to the lawsuit is March 24, 2008. Trial is scheduled for February 1, 2010.

Cities of Goodlettsville and Brentwood, Tennessee Litigation.  On June 2, 2008, the cities of Goodlettsville and Brentwood, Tennessee filed a putative class action in federal court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. City of Goodlettsville and City of Brentwood v. Priceline.com, Inc., et al., 3-08-0561 (United States District Court for the Middle District of Tennessee). The complaint alleges that the defendants have failed to pay to the cities hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for unjust enrichment and conversion. The complaint seeks damages in an unspecified amount. Plaintiffs have voluntarily dismissed the city of Brentwood. Defendant’s motion to dismiss is pending.

County of Monroe, Florida Litigation.  On June 3, 2008, the county of Monroe, Florida filed an individual action in federal court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. County of Monroe, Florida v. Priceline.com, Inc., et al., 08-10044-CIV (United States District Court for the Southern District of Florida). The complaint alleges that the defendants have failed to pay to the county hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for unjust enrichment and conversion. The complaint seeks damages in an unspecified amount. On June 25, 2008, the plaintiff filed a Notice of Voluntary Dismissal. On June 26, 2008, the court entered an order dismissing the lawsuit. On January 12, 2009, the county of Monroe refiled its lawsuit.

Township of Lyndhurst, New Jersey Litigation.  On June 18, 2008, the township of Lyndhurst filed a putative class action in federal court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. Township of Lyndhurst v. Priceline.com, Inc., et al., 2:08-CV-03033-JLL-CCC (United States District Court for District of New Jersey). The complaint alleges that the defendants have failed to pay to the township hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for unjust enrichment and conversion. The complaint seeks damages in an unspecified amount. The deadline for defendants to respond to the lawsuit is August 19, 2008. Defendants filed a motion to dismiss on August 19, 2008.

City of Baltimore Litigation.  On December 10, 2008, the city of Baltimore filed an individual action in federal court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. Mayor and City Council of Baltimore v. Pricline.com, Inc. et al., MJG-07-2807 (United States District Court for the District of Maryland). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for conversion, unjust enrichment, assumpsit, declaratory judgment, imposition of a constructive trust, and injunctive relief. The complaint seeks damages in an unspecified amount. The deadline to respond to the lawsuit is March 16, 2009.

Worcester County, Maryland Litigation.  On January 6, 2009, the county of Worcester, Maryland filed an individual action in federal court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. County Commissioners of Worcester County, Maryland v. Pricline.com, Inc. et al., 09-CV-00013-JFM (United States District Court for the District of Maryland). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for conversion, unjust enrichment, and assumpsit. The complaint seeks damages in an unspecified amount. The deadline to respond to the lawsuit is March 16, 2009.

City of Anaheim Hotel Occupancy Tax Assessment.  On October 10, 2007, the city of Anaheim instituted an audit of a number of internet travel companies, including Expedia, hotels.com, and Hotwire, for hotel occupancy taxes. On or before May 23, 2008, the city completed its audit and issued assessments against each of those online travel companies. The online travel companies challenged those assessments through an administrative appeals process. On January 28, 2009, the hearing examiner issued his decision, rejecting the online travel companies’ challenges to those assessments. On February 6, 2009, the hearing examiner issued a decision setting forth the assessed amounts due by each online travel company (Expedia $9,884,872, hotels.com $7,452,772, and Hotwire $404,555). On February 11, 2009, the online travel companies filed a petition for writ of mandate in the California superior court seeking to vacate the decision of the hearing examiner and asking for a declaratory judgment that the online travel companies are not subject to Anaheim’s hotel occupancy tax. On February 17, 2009, the online travel companies filed a motion asking the court to rule that the city is not entitled to require us to pay the tax assessment prior to commencing litigation to challenge the applicability of the ordinance.

City of San Francisco Transient Occupancy Tax Assessment.  On May 13, 2008, the city of San Francisco instituted an audit of a number of internet travel companies, including Expedia, hotels.com, and Hotwire, for hotel occupancy taxes. On or before October 31, 2008, the city completed its audit and issued assessments against each of those online travel companies. The online travel companies have challenged those assessments through an administrative appeals process and in hearings during January 2009. The hearing examiner has not yet issued a decision on the online travel companies’ challenges to those assessments. If the hearing examiner upholds the city’s assessments, the online travel companies intend to challenge those assessments in court. In addition, the online travel companies intend to challenge the city’s purported right to require us to pay the tax assessment prior to commencing litigation to challenge the applicability of the ordinance.

City of San Diego Transient Occupancy Tax Assessment.  On October 17, 2007, the city of San Diego instituted an audit of a number of internet travel companies, including Expedia, hotels.com, and Hotwire, for hotel occupancy taxes. On or before November 20, 2008, the city completed its audit and assessed hotel occupancy taxes against each of those online travel companies. The online travel companies have challenged those assessments through an administrative appeals process. Hearings on those challenges have not yet taken place. If the hearing examiner upholds the city’s assessments, the online travel companies intend to challenge those assessments in court. In addition, the online travel companies intend to challenge the city’s purported right to require us to pay the tax assessment prior to commencing litigation to challenge the applicability of the ordinance.

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes. The states of South Carolina, Texas, Pennsylvania, Florida, Georgia and Indiana; the counties of Miami-Dade and Broward, Florida, the cities of Alpharetta, Atlanta, Augusta, Cartersville, Cedartown, Clayton, College Park, Columbus, Dalton, East Point, Hart, Hartwell, Macon, Richmond, Rockmart, Rome, Tybee Island and Warner Robins, Georgia, the counties of Cobb, DeKalb, Fulton and Gwinnett, Georgia, the cities of Los Angeles, San Diego, San Francisco, Anaheim, West Hollywood, South Lake Tahoe, Palm Springs, Monterey County, Sacramento, Long Beach, Napa, Newport Beach, Oakland, Irvine, Fresno, La Quinta, Dana Point, Laguna Beach, Riverside, Eureka, La Palma, Twenty-nine Palms, California, the county of Monterey, California and the city of Phoenix, Arizona, among others, have begun or attempted to pursue formal or informal audits or administrative procedures, or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

The Company believes that the claims in all of the lawsuits relating to hotel occupancy taxes lack merit and will continue to defend vigorously against them.

Worldspan Litigation.  On July 26, 2006, Expedia filed a lawsuit against Worldspan, L.P. in state court in Washington seeking a declaratory judgment, and other relief, regarding the rights and obligations of Expedia and Worldspan under the parties’ June 2001 Amended and Restated Development Agreement and the parties’

CRS Marketing, Services and Development Agreement and all amendments thereto. See Expedia. Inc. v. Worldspan, L.P., (King County Superior Court). Worldspan answered the lawsuit on August 15, 2006, denying the allegations. The parties have settled the lawsuit. The court dismissed the case on August 14, 2008.

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

There were no matters submitted to a vote of our security holders during the fourth quarter of 2008.

Part II. Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of February 13, 2009, there were approximately 4,645 holders of record of our common stock and the closing price of our common stock was $9.17 on NASDAQ. As of February 13, 2009, all of our Class B common stock was held by a subsidiary of Liberty.

The following table sets forth the intra-day high and low prices per share for our common stock during the periods indicated:

	High	Low

Year ended December 31, 2008
Fourth Quarter	$15.36	$6.00
Third Quarter	20.42	13.61
Second Quarter	25.50	18.31
First Quarter	31.88	20.18

	High	Low

Year ended December 31, 2007
Fourth Quarter	$35.28	$27.48
Third Quarter	32.57	25.45
Second Quarter	29.85	22.44
First Quarter	23.34	19.97

Dividend Policy

We have not historically paid cash dividends on our common stock or Class B common stock. Declaration and payment of future dividends, if any, is at the discretion of the Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, share dilution management, legal risks, capital requirements relating to research and development, investments and acquisitions, challenges to our business model and other factors that the Board of Directors may deem relevant. In addition, our credit agreement and high yield indenture limit our ability to pay cash dividends under certain circumstances.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2008, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our outstanding common stock during the quarter ended December 31, 2008.

During 2006, our Board of Directors authorized the repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for this authorization to repurchase. As of February 13, 2009, we had not made any share repurchases under this specific authorization. The amount of repurchases we may make under this authorization are subject to certain of our debt covenants.

Performance Comparison Graph

The graph below compares the 41-month cumulative total return, assuming the reinvestment of dividends, on Expedia common stock with that of the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500 Index. This graph assumes $100 was invested on August 9, 2005 in Expedia common stock, and on July 31, 2005 in each of the NASDAQ Composite Index companies, the RDG Internet Composite Index companies and the companies in the S&P 500 Index. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Part II. Item 6.	Selected Financial Data

We have derived the following selected financial data presented below from the consolidated financial statements and related notes. The information set forth below is not necessarily indicative of future results and should be read in conjunction with the consolidated financial statements and related notes and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our financial statements present our results of operations, financial position, stockholders’ equity and cash flows on a combined basis up until the Spin-Off on August 9, 2005, and on a consolidated basis thereafter.

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008(1)	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue	$2,937,013	$2,665,332	$2,237,586	$2,119,455	$1,843,013
Operating income (loss)	(2,428,953)	529,069	351,329	397,052	240,473
Net income (loss)	(2,517,763)	295,864	244,934	228,730	163,473
Net income (loss) per share available to common stockholders:
Basic	$(8.80)	$1.00	$0.72	$0.68	$0.49
Diluted	(8.63)	0.94	0.70	0.65	0.48
Shares used in computing income (loss) per share:
Basic	286,167	296,640	338,047	336,819	335,540
Diluted	291,830	314,233	352,181	349,530	340,549

	December 31,
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data:
Working capital (deficit)	$(367,454)	$(728,697)	$(224,770)	$(847,981)	$1,263,678
Total assets	5,894,249	8,295,422	8,264,317	7,756,892	9,537,187
Minority interest	52,937	61,935	61,756	71,774	18,435
Long-term debt	1,544,548	1,085,000	500,000	—	—
Total stockholders’ equity	2,328,394	4,818,081	5,904,290	5,733,763	N/A
Total invested equity	N/A	N/A	N/A	N/A	8,152,629

(1)	The year ended December 31, 2008 includes an approximately $3 billion impairment charge related to goodwill, intangible and other long-lived assets.

Part II. Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Trends

The travel industry, including offline agencies, online agencies and suppliers of travel products and services, has been characterized by intense competition, as well as rapid and significant change. In addition, beginning in September 2008, global economic and financial market conditions worsened markedly, creating uncertainty for travelers and suppliers. This macroeconomic downturn pressured discretionary spending on travel and advertising, with weakness we previously identified in the United States and the United Kingdom markets increasing and spreading to all geographies. We cannot predict the magnitude or duration of the downturn, but our current limited visibility does not suggest any near-term improvement.

Airline Sector

The airline sector in particular has historically experienced significant turmoil. Most recently, U.S. airlines have responded to chronic overcapacity, financial losses and extreme volatility in oil prices by aggressively reducing their cost structures and seating capacities. In addition, many carriers have raised their per seat yields by increasing fares in the early part of 2008, assessing fuel surcharges and increasing the use of a la carte pricing for such items as baggage, food and beverage and preferred seating.

Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Carriers have announced incremental capacity reductions in 2009, which will again pressure our inventories and impact our opportunity to sell other travel products.

Fare increases, fuel surcharges and other fees are generally negative for Expedia’s business, as they may negatively impact traveler demand with no corresponding increase in our remuneration as our air revenue is tied principally to ticket volumes, not prices. Fare increases were especially pronounced through the first three quarters of 2008, but have moderated more recently with slowing demand.

In addition to capacity and pricing actions, carriers have responded to industry conditions by aggressively reducing costs in every aspect of their operations, including distribution costs. Prior to 2008, airlines lowered (and in some cases, eliminated) travel agent commissions and overrides, and increased direct distribution through their proprietary websites. Carriers also reduced payments to GDS intermediaries, which have historically passed on a portion of these payments to large travel agents, including Expedia.

Primarily, as a result of these decreased costs of distribution and reduced access to excess air supply, our revenue per air ticket decreased more than 10% in each of 2005, 2006 and 2007. As a result of these pressures and the relative growth of our non-air business lines, air revenue constituted less than 15% of 2008 global revenue. We saw greater stability in air revenue per ticket in 2008 due to our signing long-term agreements with nine of the top ten domestic carriers and three GDS providers in prior years, as well as an increase in booking fees for Expedia.com travelers. However, due to the weakening economy, we may encounter additional pressure on air remuneration as certain supply agreements renew in 2009 and beyond as well as potential pressure on air booking fees due to actions by some of our competitors and increased traveler sensitivity to fees in the current environment.

In addition to the above challenges, larger carriers participating in the Expedia marketplace have generally reduced their share of total air seat capacity, while leading low-cost carriers such as Southwest in the United States and EasyJet in Europe have increased their relative capacities, but have generally chosen not to participate in the Expedia marketplace. This trend has negatively impacted our ability to obtain supply in our air business, and increased the relative attractiveness of other online and offline sales channels.

Hotel Sector

In 2008, the hotel sector witnessed supply growth and slowing demand, resulting in declining occupancy rates. ADR growth, which had been robust in 2006 and 2007, slowed considerably throughout 2008, and by the end of the year had stopped growing entirely. Some key leisure travel markets for Expedia, such as Las Vegas and Hawaii, have seen dramatic year-on-year declines in ADRs. In addition, in early 2009 due primarily to continued declines in industry occupancy rates, we have continued to see a weakening in our ADRs.

While lower occupancies have historically increased our supply of merchant hotel rooms, and a lower rate of ADR growth can positively impact underlying room night growth, lower ADRs also decrease our revenue per room night as our remuneration varies proportionally with the room price. ADRs on Expedia’s worldwide sites grew 7% in 2007, but declined 1% in 2008, including a 10% decrease in the fourth quarter of

2008 compared to the same period in 2007. Our hotel remuneration is also impacted by our hotel margins, which declined in 2008 due to adverse movements in foreign exchange rates, lower fees and more competitive hotel pricing.

Industry sources forecast lower occupancies and year-on-year declines in ADRs in 2009. These trends, combined with softer demand in a weakening economy and lower air capacity into our core leisure travel destinations, create a challenging backdrop for our hotel business, which has been a key source of revenue and profitability growth for Expedia.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2008 approximately 58% of U.S. leisure, unmanaged and corporate travel expenditures occurred online, compared with approximately 33% of European travel. Online penetration in the Asia Pacific region is estimated to lag behind that of Europe. These penetration rates have increased over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future.

In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, and supplier growth has outpaced online agency growth since 2002. As a result, according to PhoCusWright, by 2008 travel supplier sites accounted for 61% of total online travel spend in the United States. PhoCusWright forecasts that suppliers’ share of online travel has reached an inflection point, and will remain relatively constant in 2009 and 2010.

Differentiation among the various website offerings has narrowed dramatically in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on features other than price. Newer competitive entrants such as “meta search” companies have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies, although in most cases they are not providing actual travel booking services.

The online travel industry has also seen the development of alternative business models and timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. Intense competition has also led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiency and operating margins.

Strategy

We play a fundamental role in facilitating travel, whether for leisure, unmanaged business or managed business travelers. We are committed to providing travelers, travel suppliers and advertisers the world over with the best set of resources to serve their travel needs by leveraging Expedia’s critical assets — our brand portfolio, our technology and commitment to continuous innovation, our global reach and our breadth of product offering. In addition, we intelligently utilize our growing base of knowledge about destinations, activities, suppliers and travelers and our central position in the travel value chain to more effectively merchandise our travel offerings.

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

We believe our flagship Expedia brand appeals to the broadest range of travelers, with our extensive product offering ranging from single item bookings of discounted product to dynamic bundling of higher-end travel packages. Our hotels.com site and its international versions target travelers with premium hotel content such as 360 degree tours and hotel reviews. In the United States, hotels.com generally appeals to travelers with shorter booking windows who prefer to drive to their destinations, and who make a significant portion of their travel bookings over the telephone.

Through Egencia, we make travel products and services available on a managed basis to corporate travelers in North America, Europe and the Asia Pacific region. Further, our TripAdvisor Media Network allows us to reach a broad range of travelers with travel opinions and user-generated content.

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

Technology and Continuous Innovation.  Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft to our introduction of more recent innovations such as Expedia.com’s TravelAds sponsored search product for hotel advertisers, Hotwire’s Air Price Protection, hotels.com’s slider tools for improving search results, hotel.com’s iPod and iPhone applications and the TripAdvisor Media Network’s offering of travel applications for download on social media sites such as Facebook.com and MySpace.com.

We intend to continue innovating on behalf of our travelers, suppliers and advertisers with particular focus on improving the traveler experience, supplier integration and presentation, platform improvements, search engine marketing and search engine optimization.

Global Reach.  Our Expedia, hotels.com and TripAdvisor Media Network brands operate both in North America and internationally. We also offer Chinese travelers an array of products and services through our majority ownership in eLong, and we offer hotels to European-based travelers through our wholly-owned subsidiary Venere, which we acquired in the third quarter of 2008. In 2008, our European segment accounted for approximately 21% of worldwide gross bookings and 23% of worldwide revenue.

We intend to continue investing in and growing our international points of sale. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce. Future launches may occur under any of our brands, or through acquisition of third party brands, as in the case of eLong and Venere.

Egencia, our corporate travel business, currently operates in Australia, Belgium, Canada, China, France, Germany, India, Ireland, Italy, the Netherlands, Spain, Switzerland, the United Kingdom and the United States. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe we offer a compelling technology solution to businesses seeking to optimize travel costs and improve their employees’ travel experiences. We intend to continue investing in and expanding the geographic footprint and technology infrastructure of Egencia.

In expanding our global reach, we leverage significant investments in technology, operations, brand building, supplier relationships and other initiatives that we have made since the launch of Expedia.com in 1996. We intend to continue leveraging this investment when launching additional points of sale in new countries, introducing new website features, adding supplier products and services, and offering proprietary and user-generated content for travelers.

Our scale of operations enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. As an example, our traveler review feature — whereby our travelers have created millions of qualified reviews of hotel properties — is able to accumulate a larger base of reviews due to the higher base of online traffic that frequents our various websites. In addition, our increasing scale enhances our websites’ appeal to travel and non-travel advertisers.

Breadth of Product Offering.  We offer a comprehensive array of innovative travel products and services to our travelers. We plan to continue improving and growing these offerings, as well as expand them to our worldwide points of sale over time. Travelers can interact with us how and when they prefer, including via our 24/7 1-800 telesales service, which is an integral part of the Company’s appeal to travelers.

Over 60% of our revenue comes from transactions involving the booking of hotel reservations, with less than 15% of our worldwide revenue derived from the sale of airline tickets. We facilitate travel products and services either as stand-alone products or as part of package transactions. We have emphasized growing our merchant hotel and packages businesses as these result in higher revenue per transaction; however, through Venere we are working to grow our agency hotel business, particularly in Europe. We also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We have been working toward and will continue to work toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increasing advertising revenue from our worldwide websites such as Expedia.com and hotels.com, which have historically been focused on transaction revenue. In 2008, advertising and media revenue accounted for nearly 10% of worldwide revenue.

Seasonality

We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter. The macroeconomic downturn in the latter part of 2008 also affected our general revenue seasonality trends in the fourth quarter of 2008. In addition, the continued growth of our international operations or a change in our product mix may influence the typical trend of our seasonality in the future.

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

There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

•	It requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate; and/or

•	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.

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

Recoverability of Goodwill and Indefinite and Definite-Lived Intangible Assets

Goodwill.  We assess goodwill for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. The impairment test requires us to estimate the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

We generally base our measurement of fair value of reporting units on a blended analysis of the present value of future discounted cash flows and market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company to comparable publicly traded firms in similar lines of business. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting units.

We believe the weighted use of discounted cash flows and market approach is the best method for determining the fair value of our reporting units because these are the most common valuation methodologies used within the travel and internet industries; and the blended use of both models compensates for the inherent risks associated with either model if used on a stand-alone basis.

In addition to measuring the fair value of our reporting units as described above, we consider the combined carrying and fair values of our reporting units in relation to the Company’s total fair value of equity plus debt as of the assessment date. Our equity value assumes our fully diluted market capitalization, using either the stock price on the valuation date or the average stock price over a range of dates around the valuation date, plus an estimated acquisition premium which is based on observable transactions of comparable companies. The debt value is based on the highest value expected to be paid to repurchase the debt, which can be fair value, principal or principal plus a premium depending on the terms of each debt instrument.

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

Definite-Lived Intangible Assets.  We review the carrying value of long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.

The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in period in which an impairment is recognized, could result in a materially different impairment charge. For additional information about our goodwill and intangible asset impairments recorded in 2008, see Note 5 — Goodwill and Intangible Assets, Net in the notes to consolidated financial statements.

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

We record liabilities to address uncertain tax positions we have taken in previously filed tax returns or that we expect to take in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that our tax position, based on technical merits, will be sustained upon examination. For those positions for which we conclude it is more likely than not it will be sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded. We adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, in the first quarter of 2007.

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

Occupancy Tax.  Some states and localities impose a transient occupancy or accommodation tax, or a form of sales tax, on the use or occupancy of hotel accommodations. Generally, hotels charge taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. Certain jurisdictions may require us to pay tax assessments, including occupancy tax assessments, prior to contesting any such assessments.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 — Significant Accounting Policies in the notes to consolidated financial statements.

Segments

We have two reportable segments: North America and Europe. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance.

Our North America segment provides a full range of travel and/or advertising services to customers primarily located in the United States, Canada and Mexico. This segment operates through a variety of brands including Classic Vacations, Expedia.com, hotels.com, Hotwire.com and the TripAdvisor Media Network.

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

Corporate and Other includes Egencia, Expedia Asia Pacific and unallocated corporate functions and expenses. Egencia provides travel products and services to corporate customers in North America, Europe and the Asia Pacific region. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in China, localized Expedia websites in Australia, India, Japan and New Zealand, as well as localized versions of hotels.com in various Asian countries.

We are in the process of reorganizing our business around our global brands. Our chief operating decision makers are assessing our new structure to determine how we will manage our business and report our financial results. Beginning in the first quarter of 2009, we expect our reportable segments to change as we will no longer manage the business on a geographical basis.

Operating Metrics

Our operating results are affected by certain metrics, such as gross bookings and revenue margin, which we believe are necessary for understanding and evaluating Expedia. Gross bookings represent the total retail value of transactions booked for both agency and merchant transactions, recorded at the time of booking reflecting the total price due for travel by travelers, including taxes, fees and other charges, and are generally reduced for cancellations and refunds. As travelers have increased their use of the internet to book travel arrangements, we have seen our gross bookings increase, reflecting the growth in the online travel industry and our business acquisitions. Revenue margin is defined as revenue as a percentage of gross bookings.

Reclassifications

We restated our Europe segment and total gross bookings for 2007 and 2006 to conform to our current period presentation. The restatement had no impact on revenue.

Gross Bookings and Revenue Margin

	Year Ended December 31,			% Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	($ in thousands)

Gross bookings
North America	$14,465,508	$13,937,381	$12,736,765	4%	9%
Europe	4,565,994	3,871,695	2,722,609	18%	42%
Corporate and Other	2,237,291	1,822,769	1,423,098	23%	28%

Total gross bookings	$21,268,793	$19,631,845	$16,882,472	8%	16%

Revenue margin
North America	14.2%	13.6%	13.1%
Europe	15.1%	15.7%	16.6%
Corporate and Other	8.9%	8.8%	8.3%
Total revenue margin	13.8%	13.6%	13.3%

The year-over-year increases in worldwide gross bookings in 2008 and 2007 were primarily due to increases in transaction volumes and travel product prices.

The increase in worldwide and North America revenue margin in 2008 as compared to 2007 was primarily due to an increased mix of advertising and media revenue. The decrease in Europe revenue margin in 2008 as compared to 2007 was primarily due to the impact of foreign exchange.

The increase in worldwide and North America revenue margin in 2007 as compared to 2006 was primarily due to an increased mix of advertising and media revenue, partially offset by a decline in revenue per air ticket. The decrease in Europe revenue margin in 2007 as compared to 2006 was primarily due to lower air commissions and booking fees as well as lower revenue resulting from more competitive hotel pricing.

Results of Operations

Revenue

	Year Ended December 31,			% Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	($ in thousands)

North America	$2,047,807	$1,897,995	$1,666,804	8%	14%
Europe	689,978	606,997	452,012	14%	34%
Corporate and Other	199,228	160,340	118,770	24%	35%

Total revenue	$2,937,013	$2,665,332	$2,237,586	10%	19%

In 2008, the increase in revenue was primarily due to increases in worldwide hotel revenue and advertising and media revenue.

Worldwide hotel revenue (including both merchant and agency) increased 6% in 2008 compared to 2007. The increase was primarily due to a 13% increase in room nights stayed, including rooms delivered as a component of vacation packages, partially offset by an 6% decrease in revenue per room night. Revenue per room night decreased due to changes in foreign exchange rates and a 1% decrease in worldwide ADRs.

Worldwide air revenue increased 2% in 2008 compared to 2007 due to a 2% increase in revenue per air ticket. Tickets sold were flat for the year as an 8% growth in the first half of the year was offset by an 8% decline in the second half of the year due to lower passenger volumes as a result of carrier capacity cuts and softer consumer demand.

Our remaining worldwide revenue other than hotel and air revenue discussed above, which includes advertising and media, car rental, destination services and cruise, increased by 29% in 2008 compared to 2007 primarily due to increases in our advertising and media revenue and car rental revenue. Advertising and media revenue increased 55% in 2008, accounting for nearly 10% of worldwide revenue.

Package revenue declined 4% in 2008 compared to the prior year primarily due to foreign exchange and lower worldwide volumes.

In 2007, the increase in revenue was primarily due to increases in worldwide hotel revenue and, to a lesser extent, advertising and media revenue.

Worldwide hotel revenue increased 19% in 2007 compared to 2006. The increase was primarily due to a 11% increase in room nights stayed, including rooms delivered as a component of vacation packages, as well as a 7% increase in revenue per room night. Revenue per room night increased due to a 7% increase in worldwide ADRs partially offset by a decline in hotel margin.

Worldwide air revenue decreased 2% in 2007 compared to 2006 due to a 12% decrease in revenue per air ticket partially offset by an increase of 12% in air tickets sold. The decrease in revenue per air ticket primarily reflects decreased compensation from air carriers and GDS providers, and to a lesser extent, reduced air service fees versus the prior year period.

Our remaining worldwide revenue other than hotel and air revenue discussed above increased by 43% in 2007 compared to 2006 primarily due to an increase in advertising and media revenue as well as car rental revenues.

Package revenue grew 7% in 2007 compared to the prior year primarily due to higher European package bookings.

Cost of Revenue and Gross Profit

	Year Ended December 31,			% Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	($ in thousands)

Cost of revenue	$634,744	$562,401	$502,638	13%	12%
% of revenue	21.6%	21.1%	22.5%
Gross profit	$2,302,269	$2,102,931	$1,734,948	9%	21%
% of revenue	78.39%	78.90%	77.5%

Cost of revenue primarily consists of (1) costs of our data and call centers, including telesales, (2) credit card expenses, including merchant fees, charge backs and fraud, (3) fees paid to fulfillment vendors for processing airline tickets and related customer services and (4) costs paid to suppliers for certain destination supply.

The year-over-year increases in cost of revenue were primarily due to higher costs associated with an increase in transaction volumes.

The year-over-year increases in gross profit were primarily due to increased revenue. In 2008, the increase in revenue was partially offset by a 51 basis point decrease in gross margin primarily due to cost increases including our summer gas card promotion and costs associated with our data center and other projects. Gross margin increased in 2007 as compared to 2006 primarily due to an increased mix of advertising and media revenue as well as cost savings from our various efficiency initiatives.

Selling and Marketing

	Year Ended December 31,			% Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	($ in thousands)

Selling and marketing	$1,101,403	$992,560	$786,195	11%	26%
% of revenue	37.5%	37.2%	35.1%

Selling and marketing expense primarily relates to direct advertising expense, including television, radio and print spending, as well as traffic generation costs from search engines, internet portals and our private label and affiliate programs. The remainder of the expense relates to indirect costs, including personnel in our Partner Services Group (“PSG”), the TripAdvisor Media Network, Egencia and Expedia Local Expert and stock-based compensation costs.

In 2008 and 2007, the increase in selling and marketing was primarily due to increased direct online search spend across our worldwide points of sale, as well as higher personnel costs. In addition, during 2007 brand spend across our worldwide points of sale also increased.

General and Administrative

	Year Ended December 31,			% Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	($ in thousands)

General and administrative	$355,431	$321,250	$289,649	11%	11%
% of revenue	12.1%	12.1%	12.9%

General and administrative expense consists primarily of personnel-related costs, including stock-based compensation costs, for support functions that include our executive leadership, finance, legal, tax, technology and human resource functions as well as fees for external professional services including legal, tax and accounting.

In 2008, the increase in general and administrative expense was primarily due to the overall growth of our businesses, including personnel and other costs related to our information technology functions as well as costs related to our European businesses and the TripAdvisor Media Network.

In 2007, the increase in general and administrative expense was primarily due to higher personnel costs related to expansion of our corporate information technology functions, our European businesses and the TripAdvisor Media Network as well as higher incentive compensation expense, higher legal expenses and higher payroll taxes related to stock option exercises.

Technology and Content

	Year Ended December 31,			% Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	($ in thousands)

Technology and content	$208,952	$182,483	$140,371	15%	30%
% of revenue	7.1%	6.8%	6.3%

Technology and content expense consists of expenses for customizing our websites, amortization of website and internal software development costs, localization of our websites, and product development expenses such as personnel-related costs, including stock-based compensation.

The year-over-year expense increase in 2008 was due to increased personnel-related expenses primarily in our higher growth businesses, including the TripAdvisor Media Network, as well as an increase in the amortization of software development costs.

The year-over-year expense increase in 2007 was primarily due to growth in personnel-related expenses in our software development and engineering teams as we continued to increase our level of website innovation and increased amortization of capitalized software development costs. For additional information about our policy related to capitalized software costs, see Note 2 — Significant Accounting Policies in the notes to consolidated financial statements.

Amortization of Intangible Assets

	Year Ended December 31,			% Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	($ in thousands)

Amortization of intangible assets	$69,436	$77,569	$110,766	(10)%	(30)%
% of revenue	2.4%	2.9%	5.0%

In 2008 and 2007, amortization of intangible assets expense decreased compared to 2007 and 2006 primarily due to the completion of amortization related to certain technology and supplier intangible assets, partially offset by amortization related to new business acquisitions. For additional information about our acquisitions, see Note 3 — Acquisitions and Other Investments in the notes to consolidated financial statements.

Impairment of Goodwill, Intangible and Other Long-lived Assets

In 2008, we recorded impairments of approximately $3 billion of long-term assets, which consisted of $2.8 billion of goodwill, $223 million of intangible assets and $11 million related to capitalized software. Impaired intangible assets consisted of certain of our indefinite-lived trade names. In 2006, we recognized an impairment charge of $47 million in relation to Hotwire’s indefinite-lived trade name intangible asset. For additional information about our impairments, see Note 5— Goodwill and Intangible Assets, Net in the notes to consolidated financial statements.

As a result of continued adverse conditions in the markets in which we operate, we will continue to monitor goodwill and long-lived intangible assets, as well as long-lived tangible assets, for possible future impairment. We cannot assure that these assets will not be further impaired in future periods.

Amortization of Non-Cash Distribution and Marketing

Amortization of non-cash distribution and marketing expense consisted mainly of advertising from Universal Television contributed to us by IAC at Spin-Off with an original value of $17 million. We used this advertising without any cash cost, and during 2006 had fully utilized all media time.

Operating Income (Loss)

	Year Ended December 31,			% Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	($ in thousands)

Operating income (loss)	$(2,428,953)	$529,069	$351,329	(559)%	51%
% of revenue	(82.7)%	19.9%	15.7%

In 2008, the recording of a significant operating loss and the resulting year-over-year decline was due to the impairment of long-term assets of approximately $3 billion.

In 2007, the increase in operating income was primarily due to an increase in gross profit, the impairment charge of $47 million in 2006 and a decrease in amortization of intangibles and amortization of non-cash distribution and marketing, partially offset by growth in sales and marketing expense and technology and content expense.

Operating Income Before Amortization (“OIBA”)

	Year Ended December 31,			% Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	($ in thousands)

OIBA	$697,774	$669,487	$599,018	4%	12%
% of revenue	23.8%	25.1%	26.8%

In 2008, the increase in OIBA was primarily due to higher revenue, partially offset by lower gross margin and increased operating expenses. OIBA as a percentage of revenue decreased primarily due to lower gross margin as well as higher growth in sales and marketing expense and technology and content expense as a percentage of revenue during 2008.

In 2007, the increase in OIBA was primarily due to an increase in gross profit, partially offset by growth in sales and marketing expenses and technology and content expenses. OIBA as a percentage of revenue decreased primarily due to growth in sales and marketing expenses as a percentage of revenue, partially offset by an increase in gross margin.

Definition of OIBA

We provide OIBA as a supplemental measure to GAAP operating income (loss) and net income (loss). We define OIBA as operating income (loss) plus: (1) stock-based compensation expense, (3) amortization of intangible assets and goodwill and intangible asset impairment, if applicable, (4) amortization of non-cash distribution and marketing expense and (4) certain one-time items, if applicable.

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

OIBA has certain limitations in that it does not take into account the impact of certain expenses to our consolidated statements of operations, including stock-based compensation, non-cash payments to partners, acquisition-related accounting and certain one-time items, if applicable.

Reconciliation of OIBA to Operating Income (Loss) and Net Income (Loss)

The following table presents a reconciliation of OIBA to operating income (loss) and net income (loss) for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

OIBA	$697,774	$669,487	$599,018
Amortization of intangible assets	(69,436)	(77,569)	(110,766)
Impairment of goodwill	(2,762,100)	—	—
Impairment of intangible and other long-lived assets	(233,900)	—	(47,000)
Stock-based compensation	(61,291)	(62,849)	(80,285)
Amortization of non-cash distribution and marketing	—	—	(9,638)

Operating income (loss)	(2,428,953)	529,069	351,329
Interest income (expense), net	(41,573)	(13,478)	14,799
Other, net	(44,178)	(18,607)	18,770
Provision for income taxes	(5,966)	(203,114)	(139,451)
Minority interest in (income) loss of consolidated subsidiaries, net	2,907	1,994	(513)

Net income (loss)	$(2,517,763)	$295,864	$244,934

Interest Income and Expense

	Year Ended December 31,			% Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	($ in thousands)

Interest income	$30,411	$39,418	$32,065	(23)%	23%
Interest expense	(71,984)	(52,896)	(17,266)	36%	206%

Interest income decreased in 2008 compared to 2007 primarily due to lower average interest rates. The year-over-year increase in 2007 was primarily due to higher average cash and cash equivalent balances.

Interest expense increased in 2008 as compared to 2007 due to higher average debt balances primarily resulting from the $400 million senior unsecured notes issued in June 2008. In 2007, interest expense increased as compared to 2006 due to interest expense related to the $500 million senior unsecured notes issuance in August 2006 and a $500 million draw on our revolving credit facility in August 2007 to fund a portion of the tender offer completed in the third quarter of 2007. At December 31, 2008, 2007 and 2006, our long-term indebtedness totaled $1.545 billion, $1.085 billion and $500 million.

Other, net

Other, net is comprised of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Foreign exchange rate gains (losses), net	$(47,129)	$(22,047)	$10,367
Equity in gain (loss) of unconsolidated affiliates	(979)	(2,614)	2,541
Gain (loss) on derivative instruments assumed at Spin-Off	4,600	(5,748)	8,137
Federal excise tax refunds	—	12,058	—
Other	(670)	(256)	(2,275)

Total other, net	$(44,178)	$(18,607)	$18,770

In 2008, in connection with the closing of an acquisition and the related holding of euros to economically hedge the purchase price, we recognized a net loss of $21 million, included in foreign exchange rate gains (losses), net.

In 2007, we recognized a $12 million gain related to federal excise tax refunds from the Internal Revenue Service.

Provision for Income Taxes

	Year Ended December 31,			% Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	($ in thousands)

Provision for income taxes	$5,966	$203,114	$139,451	(97)%	46%
Effective tax rate	(0.2)%	40.9%	36.2%

In 2008, our effective tax rate differed from the 35% statutory rate and the 2007 effective rate due to the impairment of goodwill, of which a substantial portion was not deductible for income tax purposes. Absent the impairment of goodwill and intangible assets, our 2008 effective tax rate would have been 41.5%, which was higher than the 35% statutory rate primarily due to state income taxes and accruals related to uncertain tax positions and higher than our 2007 rate primarily due to higher accruals related to uncertain tax positions.

In 2007, our effective tax rate was higher than the 35% statutory rate primarily due to state income taxes, taxes related to our foreign operations and non-deductible losses related to our derivative liabilities. The 2007 effective rate increased as compared to 2006 primarily due to higher state taxes, including increases to state tax rates, and non-deductible losses related to our derivative liabilities compared with a gain in 2006.

In 2006, our effective tax rate was higher than the 35% statutory rate primarily due to state income taxes and valuation allowance on certain foreign losses, partially offset by non-taxable gains related to our derivative liabilities.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances which were $758 million and $617 million at December 31, 2008 and 2007, which included $140 million and $158 million of cash and short-term investments at eLong, whose results are consolidated into our financial statements due to our controlling voting and economic ownership position; and our $1 billion revolving credit facility, of which $292 million was available as of December 31, 2008. This represents the total $1 billion facility less $650 million of outstanding borrowings and $58 million of outstanding stand-by letters of credit (“LOC”). We intend to repay $550 million of the outstanding borrowings by February 20, 2009.

On February 18, 2009, we amended our credit facility to replace our tangible net worth covenant with a minimum interest coverage covenant, among other changes. As part of this amendment our leverage ratio was tightened, pricing on our borrowings increased by 200 basis points and we paid approximately $6 million in fees, which will be amortized over the remaining term of the credit facility. Outstanding credit facility borrowings bear interest reflecting our financial leverage. Based on our December 31, 2008 financial statements and the new amendment, the interest rate would equate to a base rate plus 287.5 basis points. At our discretion, we may choose a base rate equal to (1) the greater of the Prime rate or the Federal Funds Rate plus 50 basis points or LIBOR plus 100 basis points or (2) various durations of LIBOR.

Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within two weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we pay after the travelers’ use and subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital will positively impact operating cash flows. However, due to various factors, including decelerating bookings growth, growth in other business models that lack the same working capital benefits as the merchant model, and technology and process initiatives which have resulted in quicker payments to hotel suppliers, we have experienced a reduction in our working capital impacts to cash flows in 2008 compared to 2007.

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

As of December 31, 2008, we had a deficit in our working capital of $367 million, compared to a deficit of $729 million as of December 31, 2007.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements to infrastructure, which include our servers, networking equipment and software, release improvements to our software code and search engine optimization efforts. In addition, we relocated many of our global offices, including our corporate headquarters, to larger facilities in 2008 to accommodate the growth of our business. These moves resulted in significant investments to improve the new facilities. Our future capital requirements may include capital needs for acquisitions or expenditures in support of our business strategy. In the event we have acquisitions, this may reduce our cash balance and/or increase our debt.

Our cash flows are as follows:

	Year Ended December 31,			$ Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	(In thousands)

Cash provided by (used in):
Operating activities	$520,688	$712,069	$617,440	$(191,381)	$94,629
Investing activities	(859,558)	(179,506)	(113,500)	(680,052)	(66,006)
Financing activities	464,801	(789,979)	9,772	1,254,780	(799,751)
Effect of foreign exchange rate changes on cash and cash equivalents	(77,905)	21,528	42,146	(99,433)	(20,618)

In 2008, net cash provided by operating activities decreased by $191 million primarily due to a decrease in changes in operating assets and liabilities, including an increase in tax payments and faster invoice and payment processing for our hotel suppliers in the current period. In 2007, net cash provided by operating activities increased by $95 million primarily due to an increase in changes in operating assets and liabilities and an increase in cash flows from operating income, partially offset by an increase in interest payments.

In 2008, cash used in investing activities increased by $680 million primarily due to a $479 million increase in cash paid for acquisitions, including $93 million as a contingent payment for the financial performance of a company we acquired during 2007, as well as the purchase of short-term investments of $93 million by eLong and an increase in capital expenditures of $73 million. In 2007, cash used in investing activities increased by $66 million primarily due to a $27 million increase in cash paid for acquisitions and a $32 million increase in long-term investments and deposits mainly related to our 50% investment in a travel company. These increases were offset by a decrease of $6 million in capital expenditures.

In February 2008, eLong announced approval by its board of directors of a share repurchase program of up to $20 million. Executed purchases are classified as acquisitions in the investing section of our statements of cash flows. As of November 25, 2008, eLong had executed approximately $14 million in purchases under the repurchase program.

Cash provided by financing activities in 2008 primarily included $457 million of net borrowings of debt.

Cash used in financing activities in 2007 primarily included cash paid to acquire shares in the first and third quarter tender offers pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share and 25 million tendered shares of our common stock at $29.00 per share, for a total cost of $1.385 billion plus fees and expenses relating to the tender offers. In addition, we paid withholding taxes for stock option exercises of $121 million on behalf of our Chairman and Senior Executive in exchange for surrendering a portion of his vested shares which were concurrently cancelled. These were offset in part by $585 million in net borrowings on the revolving credit facility used primarily to fund a portion of the third quarter tender offer, $55 million in proceeds from stock option exercises and $96 million in excess tax benefits on equity awards, of which approximately $92 million related to the excess tax benefit associated with the stock options exercised by our Chairman and Senior Executive.

Cash provided by financing activities in 2006 was primarily due to the net proceeds of $495 million from our senior notes issuance in 2006 and $35 million in proceeds from stock option exercises, partially offset by $296 million of treasury stock activity primarily related to cash paid to acquire shares in the second and third quarters pursuant to which we acquired in open market trades 20 million shares of our common stock at an average per share price of $14.42 for a total cost of $288 million and the $230 million repayment of our revolving credit facility, which was initially borrowed in 2005.

In June 2008, we privately placed $400 million of 8.5% senior unsecured notes due in July 2016 (the “8.5% Notes”). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year, beginning January 1, 2009. We used the proceeds, net of the discount and issuance costs paid to date, of $392 million to repay the then outstanding borrowings under our credit facility of $330 million with the remaining cash was used for general corporate purposes.

In August 2006, we issued $500 million of 7.456% senior unsecured notes due in August 2018 (the “7.456% Notes”) for net proceeds of $495 million. Interest is payable semi-annually in February and August of each year, which began in February 2007. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the Note holders, and are redeemable in whole or in part at any time at our option.

The effect of foreign exchange on our cash balances denominated in foreign currency in 2008 showed a net decrease of $99 million primarily due to a sharp depreciation in foreign currencies during the second half of 2008 compared with appreciating foreign currencies throughout 2007, and included a $21 million loss related to euro cash holdings during the third quarter of 2008 to economically hedge the purchase price of an acquisition. The effect of foreign exchange on our cash balances denominated in foreign currency in 2007 showed a net decrease of $21 million. Our foreign currency cash balances in 2007 benefited from foreign currency appreciation, but to a lesser extent than 2006 due to a different mix of currencies held and relatively less appreciation in certain of the primary foreign currencies in which we transacted.

We currently have authorization, for which there is no fixed termination date, from our Board of Directors to repurchase up to 20 million outstanding shares of our common stock; no such repurchases have been made under this authorization. The amount of repurchase we may make under this authorization are subject to certain of our debt covenants.

In connection with various occupancy tax audits and assessments, certain jurisdictions require that tax payers pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay to play.” We have been assessed approximately $8.2 million in taxes, plus $9.5 million in penalties and interest by the city of Anaheim, which has a “pay to play” tax ordinance. To preserve our right to contest this assessment, it is possible that we may be required to make a payment to Anaheim, as well as to other California jurisdictions that make similar assessments. We are challenging the city’s purported right to require us to pay the tax assessment prior to commencing litigation. Other jurisdictions may also attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of similar tax ordinances. Payment of these amounts is not an admission that we believe we are subject to such taxes and we intend to continue defending our position vigorously.

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

Contractual Obligations and Commercial Commitments

The following table presents our material contractual obligations and commercial commitments as of December 31, 2008:

		By Period
		Less than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)

Long-term debt(1)	$1,545,359	$71,839	$142,560	$142,560	$1,188,400
Credit facility(2)	650,000	—	650,000	—	—
Operating leases(3)	265,855	39,097	72,189	61,165	93,404
Purchase obligations(4)	32,293	22,101	10,192	—	—
Guarantees(5)	39,079	39,079	—	—	—
Letters of credit(5)	58,226	57,045	1,181	—	—

Total(6)	$2,590,812	$229,161	$876,122	$203,725	$1,281,804

(1)	Our 8.5% Notes and 7.456% Notes include interest payments through maturity in 2016 and 2018, respectively, based on the stated fixed rates. In the above table, we have reflected the 7.456% Notes based on the maturity date in 2018; however such Notes are repayable in whole or in part on August 15, 2013 at the option of the holders.

(2)	As we expect borrowings under our credit facility to vary, only repayment of principal outstanding at December 31, 2008 is included. Interest expense and fees related to our credit facility were $12 million in 2008.

(3)	The operating leases are for office space and related office equipment. We account for these leases on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Operating lease obligations expire at various dates with the latest maturity in 2018.

(4)	Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors and marketing partners. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.

(5)	Guarantees and LOCs are commitments that represent funding responsibilities that may require our performance in the event of third-party demands or contingent events. These commitments consist of stand-by LOCs and guarantees. We use our stand-by LOCs to secure payment for hotel room transactions to particular hotel properties. The outstanding balance of our stand-by LOCs directly reduces the amount available to us from our revolving credit facility. In addition, we provide a guarantee to the aviation authority of one country to protect against potential non-delivery of our packaged travel services sold within that country. This country holds all travel agents and tour companies to the same standard. The letter of credit amounts in the above table represent the amount of commitment expiration per period.

(6)	Excludes $190 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2008.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 15 — Related Party Transactions in the notes to consolidated financial statements.

Part II. Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss from adverse changes in interest rates, foreign exchange rates and market prices. Our exposure to market risk includes our long-term debt, our revolving credit facility, derivative instruments and cash and cash equivalents, accounts receivable, intercompany receivables, merchant accounts payable and deferred merchant bookings denominated in foreign currencies. We manage our exposure to these risks through established policies and procedures. Our objective is to mitigate potential income statement, cash flow and market exposures from changes in interest and foreign exchange rates.

Interest Rate Risk

In June 2008, we issued $400 million senior unsecured notes with a fixed rate of 8.5%. In August 2006, we issued $500 million senior unsecured notes with a fixed rate of 7.456%. As a result, if market interest rates decline, our required payments will exceed those based on market rates. The fair values of our 8.5% Notes and our 7.456% Notes were approximately $280 million and $365 million as of December 31, 2008 as calculated based on quoted market prices at year end. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our 8.5% Notes by approximately $7 million and our 7.456% Notes by approximately $6 million.

In July 2005, we entered into a $1 billion revolving credit facility. The revolving credit facility bears interest based on market interest rates plus a spread, which is determined based on our financial leverage. The weighted average interest rate was 1.34% as of December 31, 2008. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility. As of December 31, 2008 and 2007, our outstanding borrowing under the revolving credit facility were $650 million and $585 million. A hypothetical 10% increase in market rates would increase our interest expense by less than $1 million.

We did not experience any significant impact from changes in interest rates for the years ended December 31, 2008, 2007 or 2006.

Foreign Exchange Risk

We conduct business in certain international markets, primarily in Australia, Canada, China and the European Union. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates. Our primary exposure to foreign currency risk relates to transacting in foreign currency and recording the activity in U.S. dollars. Changes in exchange rates between the U.S. dollar and these other currencies will result in transaction gains or losses, which we recognize in our consolidated statements of operations.

To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, during the third and fourth quarter of 2008, we began using foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated merchant accounts payable and deferred merchant bookings balances. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in Other, net. As of December 31, 2008, we had a net forward liability of $1 million recorded in accrued expenses and other current liabilities. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.

Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $8 million based on our foreign currency forward positions and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2008. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.

During 2008, 2007 and 2006 we recorded net foreign exchange rate gains (losses) of $(47) million, $(22) million, and $10 million. As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

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

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Expedia, Inc.

We have audited Expedia, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Expedia, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Expedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Expedia, Inc. and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Seattle, Washington
February 18, 2009

Part II. Item 9B.	Other Information

None.

Part III.

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2009 annual meeting of stockholders (the “2009 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2008.

Part III. Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors — Nominees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement and incorporated herein by reference.

Part III. Item 11.	Executive Compensation

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2009 Proxy Statement and incorporated herein by reference.

Part III. Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2009 Proxy Statement and incorporated herein by reference.

Part III. Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2009 Proxy Statement and incorporated herein by reference.

Part III. Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption “Audit Committee Report” in the 2009 Proxy Statement and incorporated herein by reference.

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

(a)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005
3.1	Amended and Restated Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	08/15/2005
3.2	Certificate of Designations of Expedia, Inc. Series A Cumulative Convertible Preferred Stock		8-K	000-51447	3.2	08/15/2005
3.3	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005
4.1	Equity Warrant Agreement for Warrants to Purchase up to 14,590,514 Shares of Common Stock expiring February 4, 2009, between Expedia, Inc. and The Bank of New York, as Equity Warrant Agent, dated as of August 9, 2005		8-A/A	000-51447	4.2	08/22/2005
4.2	Stockholder Equity Warrant Agreement for Warrants to Purchase up to 11,450,182 Shares of Common Stock, between Expedia, Inc. and Mellon Investor Services LLC, as Equity Warrant Agent, dated as of August 9, 2005		8-A/A	000-51447	4.3	08/22/2005
4.3	Optionholder Equity Warrant Agreement for Warrants to Purchase up to 1,558,651 Shares of Common Stock, between Expedia, Inc. and Mellon Investor Services LLC, as Equity Warrant Agent, dated as of August 9, 2005		8-A/A	000-51447	4.4	08/22/2005
4.4	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006
4.5	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007
10.1	Governance Agreement, by and among Expedia, Inc., Liberty Media Corporation and Barry Diller, dated as of August 9, 2005		10-Q	000-51447	10.6	11/14/2005
10.2	First Amendment to Governance Agreement, dated as of June 19, 2007, among Expedia, Inc., Liberty Media Corporation and Barry Diller		8-K	000-51447	10.1	06/19/2007
10.3	Stockholders Agreement, by and between Liberty Media Corporation and Barry Diller, dated as of August 9, 2005		10-Q	000-51447	10.7	11/14/2005

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

10.4		Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005
10.5		Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005
10.6		Transition Services Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.12	11/14/2005
10.7		Credit Agreement dated as of July 8, 2005, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, Inc., a Nevada corporation, hotels.com, a Delaware corporation and Hotwire, Inc., a Delaware corporation, as Borrowers; the Lenders party thereto; Bank of America, N.A., as Syndication Agent; Wachovia Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents; JPMorgan Chase Bank, N.A., as Administrative Agent; and J.P. Morgan Europe Limited, as London Agent (“Credit Agreement”)		8-K	333-124303-01	10.1	07/14/2005
10.8		First Amendment to Credit Agreement, dated as of December 7, 2006		SC TO	005-80935	(b)(2)	12/11/2006
10.9		Second Amendment to Credit Agreement, dated as of December 18, 2006		SC TO/A	005-80935	(b)(3)	12/22/2006
10.10		Third Amendment to Credit Agreement, dated as of August 7, 2007		8-K	000-51447	10.1	08/08/2007
10.11		Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007
10	.12*	Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, effective as of January 1, 2009	X
10	.13*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009	X
10	.14*	Form of Restricted Stock Unit Agreement (domestic employees)		10-Q	000-51447	10.24	11/14/2006
10	.15*	Form of Restricted Stock Unit Agreement (directors)		10-Q	000-51447	10.9	11/14/2005
10	.16*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements		10-Q	000-51447	10.1	05/09/2007
10	.17*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009	X

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

10	.18*	Expedia Restricted Stock Unit Agreement between Dara Khosrowshahi and Expedia, Inc., dated March 7, 2006		10-K	000-51447	10.16	03/31/2006
10	.19*	Amendment Agreement between Dara Khosrowshahi and Expedia, Inc., dated December 31, 2008	X
10	.20*	Employment Agreement between Michael B. Adler and Expedia, Inc., effective as of May 16, 2006		10-Q	000-51447	10.19	11/14/2006
10	.21*	Expedia, Inc. Restricted Stock Unit Agreement between Expedia, Inc. and Michael B. Adler, effective as of May 16, 2006		10-Q	000-51447	10.20	11/14/2006
10	.22*	Amendment to Employment Agreement and Restricted Stock Unit Agreements between Expedia, Inc. and Michael B. Adler, dated December 31, 2008	X
10	.23*	Employment Agreement by and between Burke Norton and Expedia, Inc., effective October 25, 2006		10-Q	000-51447	10.21	11/14/2006
10	.24*	Expedia, Inc. Restricted Stock Unit Agreement (First Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.22	11/14/2006
10	.25*	Expedia, Inc. Restricted Stock Unit Agreement (Second Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.23	11/14/2006
10	.26*	Amendment to Employment Agreement and Restricted Stock Unit Agreements between Expedia, Inc. and Burke Norton, dated December 31, 2008	X
10	.27*	Separation Agreement between Paul Onnen and Expedia, Inc., dated August 30, 2007		10-Q	000-51447	10.1	11/08/2007
10	.28*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005
10	.29*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005
10	.30*	Employment Agreement by and between Pierre Samec and Expedia, Inc., effective August 7, 2007		10-K	000-51447	10.29	02/22/2008
10	.31*	First Amendment to Employment Agreement between Pierre V. Samec and Expedia, Inc., dated October 27, 2008	X
21		Subsidiaries of the Registrant	X
23.1		Consent of Independent Registered Public Accounting Firm	X
31.1		Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates reference to filing of IAC/InterActiveCorp

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
Dara Khosrowshahi
Chief Executive Officer

February 19, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 19, 2009.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Expedia, Inc.

We have audited the accompanying consolidated balance sheets of Expedia, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ equity and comprehensive income (loss), and consolidated statements of cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expedia, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Seattle, Washington
February 18, 2009

Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenue	$2,937,013	$2,665,332	$2,237,586
Cost of revenue(1)	634,744	562,401	502,638

Gross profit	2,302,269	2,102,931	1,734,948
Operating expenses:
Selling and marketing(1)	1,101,403	992,560	786,195
General and administrative(1)	355,431	321,250	289,649
Technology and content(1)	208,952	182,483	140,371
Amortization of intangible assets	69,436	77,569	110,766
Impairment of goodwill	2,762,100	—	—
Impairment of intangible and other long-lived assets	233,900	—	47,000
Amortization of non-cash distribution and marketing	—	—	9,638

Operating income (loss)	(2,428,953)	529,069	351,329
Other income (expense):
Interest income	30,411	39,418	32,065
Interest expense	(71,984)	(52,896)	(17,266)
Other, net	(44,178)	(18,607)	18,770

Total other income (expense), net	(85,751)	(32,085)	33,569

Income (loss) before income taxes and minority interest	(2,514,704)	496,984	384,898
Provision for income taxes	(5,966)	(203,114)	(139,451)
Minority interest in (income) loss of consolidated subsidiaries, net	2,907	1,994	(513)

Net income (loss)	$(2,517,763)	$295,864	$244,934

Net income (loss) per share available to common stockholders:
Basic	$(8.80)	$1.00	$0.72
Diluted	(8.63)	0.94	0.70
Shares used in computing income (loss) per share:
Basic	286,167	296,640	338,047
Diluted	291,830	314,233	352,181

(1) Includes stock-based compensation as follows:
Cost of revenue	$2,253	$2,893	$8,399
Selling and marketing	10,324	12,472	15,893
General and administrative	34,335	31,851	36,877
Technology and content	14,379	15,633	19,116

Total stock-based compensation	$61,291	$62,849	$80,285

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$665,412	$617,386
Restricted cash and cash equivalents	3,356	16,655
Short-term investments	92,762	—
Accounts receivable, net of allowance of $12,584 and $6,081	267,270	268,008
Prepaid merchant bookings	66,081	66,778
Prepaid expenses and other current assets	103,833	76,828

Total current assets	1,198,714	1,045,655
Property and equipment, net	247,954	179,490
Long-term investments and other assets	75,593	93,182
Intangible assets, net	833,419	970,757
Goodwill	3,538,569	6,006,338

TOTAL ASSETS	$5,894,249	$8,295,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$625,059	$704,044
Accounts payable, other	150,534	148,233
Deferred merchant bookings	523,563	609,117
Deferred revenue	15,774	11,957
Accrued expenses and other current liabilities	251,238	301,001

Total current liabilities	1,566,168	1,774,352
Long-term debt	894,548	500,000
Credit facility	650,000	585,000
Deferred income taxes, net	189,541	351,168
Other long-term liabilities	212,661	204,886
Minority interest	52,937	61,935
Commitments and contingencies
Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	340	337
Authorized shares: 1,600,000
Shares issued: 339,525 and 337,057
Shares outstanding: 261,374 and 259,489
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	5,979,484	5,902,582
Treasury stock — Common stock, at cost	(1,731,235)	(1,718,833)
Shares: 78,151 and 77,568
Retained earnings (deficit)	(1,915,559)	602,204
Accumulated other comprehensive income (loss)	(4,662)	31,765

Total stockholders’ equity	2,328,394	4,818,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,894,249	$8,295,422

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

									Accumulated
			Class B		Additional			Retained	Other
	Common Stock		Common Stock		Paid-in	Treasury Stock		Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Deficit)	Income (Loss)	Total
					(In thousands, except share data)

Balance as of December 31, 2005	323,184,577	$323	25,599,998	$26	$5,695,498	1,205,091	$(25,464)	$64,978	$(1,598)	$5,733,763
Comprehensive income:
Net income								244,934		244,934
Net loss on derivative contracts									(1,119)	(1,119)
Currency translation adjustment									14,696	14,696

Total comprehensive income										258,511

Settlement of derivative liability					80,832					80,832
Proceeds from exercise of equity instruments	4,881,699	5			34,283					34,288
Spin-Off related tax adjustments					19,139					19,139
Tax deficiencies on equity awards					(10,296)					(10,296)
Capital contribution from sale of business					2,524					2,524
Treasury stock activity related to vesting of equity instruments						960,137	(7,292)			(7,292)
Common stock repurchases						20,000,000	(288,399)			(288,399)
Modification of cash-based equity awards					2,930					2,930
Stock-based compensation expense					78,290					78,290

Balance as of December 31, 2006	328,066,276	328	25,599,998	26	5,903,200	22,165,228	(321,155)	309,912	11,979	5,904,290
Comprehensive income:
Net income								295,864		295,864
Net gain on derivative contracts									3,018	3,018
Currency translation adjustment									16,768	16,768

Total comprehensive income										315,650

Cumulative effect of adoption of FIN 48								(3,572)		(3,572)
Settlement of derivative liability					6,579					6,579
Proceeds from exercise of equity instruments	8,990,484	9			54,843					54,852
Withholding taxes for stock option exercises					(121,208)					(121,208)
Tax deficiencies on equity awards					(459)					(459)
Treasury stock activity related to vesting of equity instruments						402,427	(9,389)			(9,389)
Common stock repurchases						55,000,003	(1,388,289)			(1,388,289)
Stock-based compensation expense					60,333					60,333
Other					(706)					(706)

Balance as of December 31, 2007	337,056,760	337	25,599,998	26	5,902,582	77,567,658	(1,718,833)	602,204	31,765	4,818,081
Comprehensive loss:
Net loss								(2,517,763)		(2,517,763)
Net loss on derivative contracts									(339)	(339)
Currency translation adjustment									(36,088)	(36,088)

Total comprehensive loss										(2,554,190)

Settlement of derivative liability					10,500					10,500
Capital contribution from sale of business					1,624					1,624
Proceeds from exercise of equity instruments	2,468,708	3			6,330					6,333
Tax deficiencies on equity awards					(1,646)					(1,646)
Treasury stock activity related to vesting of equity instruments						583,515	(12,402)			(12,402)
Stock-based compensation expense					60,094					60,094

Balance as of December 31, 2008	339,525,468	$340	25,599,998	$26	$5,979,484	78,151,173	$(1,731,235)	$(1,915,559)	$(4,662)	$2,328,394

 We had 751 shares of preferred stock outstanding as of December 31, 2008 and 2007.

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Operating activities:
Net income (loss)	$(2,517,763)	$295,864	$244,934
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	76,800	59,526	48,779
Amortization of intangible assets, non-cash distribution and marketing and stock-based compensation	130,727	140,418	200,689
Deferred income taxes	(209,042)	(1,583)	(10,652)
(Gain) loss on derivative instruments assumed at Spin-Off	(4,600)	5,748	(8,137)
Equity in (income) loss of unconsolidated affiliates	979	2,614	(2,541)
Minority interest in income (loss) of consolidated subsidiaries, net	(2,907)	(1,994)	513
Impairment of goodwill	2,762,100	—	—
Impairment of intangible and other long-lived assets	233,900	—	47,000
Foreign exchange (gain) loss on cash and cash equivalents, net	77,958	(12,524)	(37,182)
Realized loss on foreign currency forwards	55,175	—	—
Other	2,967	3,801	1,100
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	32,208	(44,363)	(32,148)
Prepaid merchant bookings and prepaid expenses	(15,072)	(32,378)	(20,694)
Accounts payable, merchant	(75,443)	101,068	63,246
Accounts payable, other, accrued expenses and other current liabilities	54,400	51,702	59,858
Deferred merchant bookings	(85,443)	142,608	59,450
Deferred revenue	3,744	1,562	3,225

Net cash provided by operating activities	520,688	712,069	617,440

Investing activities:
Capital expenditures, including internal-use software and website development	(159,827)	(86,658)	(92,631)
Acquisitions, net of cash acquired	(538,439)	(59,622)	(32,518)
Reclassification of Reserve Primary Fund holdings	(80,360)	—	—
Distribution from Reserve Primary Fund	64,387	—	—
Net settlement of foreign currency forwards	(55,175)	—	—
Purchase of short-term investments	(92,923)	—	—
Changes in long-term investments and deposits	1,155	(33,226)	(1,514)
Proceeds from sale of business to a related party	1,624	—	13,163

Net cash used in investing activities	(859,558)	(179,506)	(113,500)

Financing activities:
Credit facility borrowings	740,000	755,000	—
Credit facility repayments	(675,000)	(170,000)	(230,000)
Proceeds from issuance of long-term debt, net of issuance costs	392,348	—	495,346
Changes in restricted cash and cash equivalents	11,753	(6,494)	4,578
Proceeds from exercise of equity awards	6,353	55,038	35,258
Excess tax benefit on equity awards	3,191	95,702	1,317
Withholding taxes for stock option exercises	—	(121,208)	—
Treasury stock activity	(12,865)	(1,397,173)	(295,691)
Other, net	(979)	(844)	(1,036)

Net cash provided by (used in) financing activities	464,801	(789,979)	9,772
Effect of exchange rate changes on cash and cash equivalents	(77,905)	21,528	42,146

Net increase (decrease) in cash and cash equivalents	48,026	(235,888)	555,858
Cash and cash equivalents at beginning of year	617,386	853,274	297,416

Cash and cash equivalents at end of year	$665,412	$617,386	$853,274

Supplemental cash flow information
Cash paid for interest	$53,459	$49,266	$4,287
Income tax payments, net	179,273	78,345	126,126

See notes to consolidated financial statements.

Expedia, Inc.

Notes to Consolidated Financial Statements

NOTE 1 —	Organization and Basis of Presentation

Description of Business

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, hotels.com®, Hotwire.comtm, the TripAdvisor® Media Network, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations, Expedia Local Expert, Egenciatm (formerly Expedia® Corporate Travel), eLongtm, Inc. (“eLong”) and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

Spin-Off from IAC/InterActiveCorp

On December 21, 2004, IAC/InterActiveCorp (“IAC”) announced its plan to separate into two independent public companies. We refer to this transaction as the “Spin-Off.” A new company, Expedia, Inc., was incorporated under Delaware law in April 2005, to hold substantially all of IAC’s travel and travel-related businesses. On August 9, 2005, the Spin-Off from IAC was completed and Expedia, Inc. shares began trading on The Nasdaq Global Select Market (“NASDAQ”) under the symbol “EXPE.”

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

We believe that the assumptions underlying our consolidated financial statements are reasonable. However, these consolidated financial statements do not present our future financial position, the results of our future operations and cash flows.

Seasonality

We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings decreases in the fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter. The macroeconomic downturn in the latter part of 2008 also affected our general revenue seasonality trends in the fourth quarter of 2008.

NOTE 2 —	Significant Accounting Policies

Consolidation

Our consolidated financial statements include the accounts of Expedia, Inc., our wholly-owned subsidiaries, and entities for which we control a majority of the entity’s outstanding common stock. We record minority interest in our consolidated financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Minority interests in the earnings and losses of consolidated subsidiaries represent

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

the share of net income or loss allocated to members or partners in our consolidated entities, which primarily includes the minority interest share of net income or loss from eLong.

In addition, eLong, Inc. has variable interests in certain affiliated entities in China in order to comply with Chinese laws and regulations, which restricts foreign investment in the air-ticketing, travel agency and internet content provision businesses. Through a series of contractual agreements, eLong, Inc. is the primary beneficiary of the cash losses or profits of such variable interest entities. As such, although we do not own capital stock of the Chinese affiliates, based on our majority ownership of eLong, Inc., we consolidate their results.

We have eliminated significant intercompany transactions and accounts in our consolidated financial statements.

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include revenue recognition; recoverability of current and long-lived assets, intangible assets and goodwill; income and indirect taxes, such as potential settlements related to occupancy taxes; stock-based compensation and accounting for derivative instruments.

Reclassifications

We have reclassified prior period financial statements to conform to the current period presentation.

Revenue Recognition

We recognize revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

We also evaluate the presentation of revenue on a gross versus a net basis through application of Emerging Issues Task Force No. (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The consensus of this literature is that the presentation of revenue as “the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee” is a matter of judgment that depends on the relevant facts and circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether we are the primary obligor in the arrangement (strong indicator); whether we have general supply risk (before customer order is placed or upon customer return) (strong indicator); and whether we have latitude in establishing price. The guidance clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that we perform as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis. For our primary revenue models, discussed below, we have determined net presentation is appropriate for the majority of revenue transactions.

We offer travel products and services on a stand-alone and package basis primarily through two business models: the merchant model and the agency model.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Agency Air, Hotel, Car and Cruise.  Our agency revenue comes from airline ticket transactions, certain hotel transactions as well as cruise and car rental reservations. We record agency revenue on air transactions when the traveler books the transaction, as we have no significant post-delivery obligations. We generally record agency revenue on hotel reservations when the stay occurs or on receipt of commissions from individual suppliers. We record agency revenue on cruise and car rental reservations either on an accrual basis for payments from a commission clearinghouse, or on receipt of commissions from an individual supplier. We record an allowance for cancellations and chargebacks on this revenue based on historical experience.

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

Short-term Investments

Our short-term investments consist of time deposits with financial institutions held by eLong with maturities greater than 90 days but less than one year.

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

Prepaid Expenses and Other Current Assets

At December 31, 2008, prepaid expenses and other current assets included $16 million in redemptions of money market holdings due from the Reserve Primary Fund (the “Fund”). The Fund is currently being liquidated due to the Reserve’s September 16, 2008 announcement that the Fund had a net asset value less than $1.00 and ensuing significant redemption requests. As a result, during the third quarter of 2008, we reclassified $80 million in redemptions due from the Fund from cash and cash equivalents to prepaid expenses and other current assets, which was net of an approximate $1 million allowance for our estimated pro rata share of losses related to the Fund’s write-down of debt security holdings of Lehman Brothers Holdings, Inc. We received $64 million in distributions from the Fund during the fourth quarter of 2008. The timing of receipt of the remaining proceeds cannot be determined at this time; however, the maturities of the underlying investments are within one year. In addition, under the Fund’s plan of liquidation announced December 3, 2008, future distributions will continue to be made on a pro-rata basis up to the amount of a special reserve, which will be established to satisfy legal and accounting fees of the Fund. As the Fund has not yet quantified the amount of the special reserve, there is no way to determine our pro-rata share of such reserve and we may be required to record additional losses in future periods.

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. See Note 5 — Goodwill and Intangible Assets, Net for discussion of impairment of goodwill and indefinite-lived assets in 2008 and 2006.

In the evaluation of goodwill for impairment, we first compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

We generally base our measurement of fair value of reporting units on a blended analysis of the present value of future discounted cash flows and market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company to comparable publicly traded firms in similar lines of business. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting units.

We believe the weighted use of discounted cash flows and market approach is the best method for determining the fair value of our reporting units because these are the most common valuation methodologies used within the travel and internet industries; and the blended use of both models compensates for the inherent risks associated with either model if used on a stand-alone basis.

In addition to measuring the fair value of our reporting units as described above, we consider the combined carrying and fair values of our reporting units in relation to the Company’s total fair value of equity plus debt as of the assessment date. Our equity value assumes our fully diluted market capitalization, using either the stock price on the valuation date or the average stock price over a range of dates around the valuation date, plus an estimated acquisition premium which is based on observable transactions of comparable companies. The debt value is based on the highest value expected to be paid to repurchase the debt, which can be fair value, principal or principal plus a premium depending on the terms of each debt instrument.

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

Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of two to twelve years. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value. See Note 5 — Goodwill and Intangible Assets, Net for discussion of impairment of other long-lived assets in 2008.

Assets held for sale, to the extent we have any, are reported at the lower of cost or fair value less costs to sell.

Long-term Investments

We record investments, which are non-marketable, using the cost basis when we do not have the ability to exercise significant influence over the investee and generally when our ownership in the investee is less than 20%. We record investments using the equity method when we have the ability to exercise significant influence over the investee.

We periodically evaluate the recoverability of investments and record a write-down to fair value if a decline in value is determined to be other-than-temporary.

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Presentation of Taxes in the Income Statement

We present taxes that we collect from customers and remit to government authorities on a net basis in our consolidated statements of operations.

Derivative Instruments

Derivative instruments are carried at fair value on our consolidated balance sheets.

We had designated cross currency swap agreements as cash flow hedges of certain inter-company loan agreements denominated in currencies other than the lending subsidiaries’ functional currency (the “hedged items”). The hedges were determined to be highly effective, at designation and up until settlement during the third quarter of 2008. As such, we recorded the total change in the fair value of the hedges in other comprehensive income (“OCI”) each period, and concurrently reclassify a portion of the gain or loss to Other, net to perfectly offset gains or losses related to transactional remeasurement of the hedged items.

We report the change in the fair value of derivative instruments, which primarily consist of foreign currency forward contracts as of December 31, 2008, that do not qualify for hedge accounting treatment in Other, net. We do not hold or issue financial instruments for speculative or trading purposes.

For additional information about derivative instruments, see Note 7 — Derivative Instruments.

Foreign Currency Translation and Transaction Gains and Losses

Certain of our operations outside of the United States use the related local currency as their functional currency. We translate revenue and expense at average rates of exchange during the period. We translate assets and liabilities at the rates of exchange as of the consolidated balance sheet dates and include foreign currency translation gains and losses as a component of accumulated OCI. Due to the nature of our operations and our corporate structure, we also have subsidiaries that have significant transactions in foreign currencies other than their functional currency. We record transaction gains and losses in our consolidated statements of operations related to the recurring remeasurement and settlement of such transactions.

To the extent practicable, we attempt to minimize this exposure by maintaining natural hedges between our current assets and current liabilities of similarly denominated foreign currencies. Additionally, during the third and fourth quarter of 2008, we began using foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated merchant accounts payable and deferred merchant bookings balances. These instruments are typically short-term and are recorded at fair value with gains and

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

losses recorded in Other, net. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets; thus, we measure the fair value of these contracts under a Level 2 input as defined by SFAS No. 157, Fair Value Measurements. As of December 31, 2008, we had a net forward liability of $1 million recorded in accrued expenses and other current liabilities.

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

Advertising Expense

We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2008, 2007 and 2006, our advertising expense was $598 million, $539 million and $427 million. As of December 31, 2008 and 2007, we had $10 million and $8 million of prepaid marketing expenses included in prepaid expenses and other current assets.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, and related guidance. We measure and amortize the fair value of restricted stock units, stock options and warrants as follows:

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date.

Performance-based RSUs vest upon achievement of certain company-based performance conditions. On the date of grant, we determine the fair value of the performance-based award based on the fair value of our common stock at that time and we assess whether it is probable that the performance targets will be achieved. If assessed as probable, we record compensation expense for these awards over the estimated performance period using the accelerated method. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

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

Earnings Per Share

We compute basic earnings per share by taking net income (loss) available to common shareholders divided by the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. Diluted earnings per share include the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as if converted methods, as applicable. For additional information on how we compute earnings per share, see Note 12 — Earnings Per Share.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents and short-term investments reported on our consolidated balance sheets approximate fair value as we maintain them with various high-quality financial institutions. The accounts receivable are short-term in nature and are generally settled shortly after the sale.

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

risks associated with online commerce security and credit card fraud. We also rely on global distribution system partners and third-party service providers for certain fulfillment services, including one third-party service provider for which we accounted for approximately 41% of its total revenue for the year ended December 31, 2007 and approximately 35% of its total revenue for the nine months ended September 30, 2008.

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of U.S. government obligations and treasury funds as well as interest bearing bank account balances denominated in U.S. dollars, euros and British pound sterling.

Contingent Liabilities

We have a number of regulatory and legal matters outstanding, as discussed further in Note 14 — Commitments and Contingencies. Periodically, we review the status of all significant outstanding matters to assess the potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Recently Adopted Accounting Pronouncements

On January 1, 2008, we adopted certain provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies when another standard requires or permits assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require any new fair value measurements. We will adopt the provisions of SFAS 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis on January 1, 2009. The partial adoption of SFAS 157 did not materially impact, nor do we expect the full adoption to materially impact, our consolidated financial statements.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Contingent

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141R will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”), which is effective for fiscal years beginning after December 15, 2008. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Beginning on January 1, 2009 upon adoption of SFAS 160, we will recharacterize our minority interest as a noncontrolling interest and classify it as a component of equity in our consolidated financial statements with the exception of shares redeemable at the option of the minority holders, which will remain an obligation outside of stockholders’ equity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We do not expect the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

NOTE 3 — Acquisitions and Other Investments

In 2008, we acquired four online travel media content companies, one corporate travel company and two online travel product and service companies, which includes Venere, an online travel provider based in Italy that focuses on hotel reservations under an agency model. The purchase price of these companies as well as contingent purchase consideration under prior acquisitions and other acquisition-related costs totaled $475 million, of which $465 million was paid in cash and $10 million was accrued as of December 31, 2008. The following table summarizes the allocation of the purchase price for all acquisitions made in 2008, in thousands:

Goodwill	$328,449
Intangible assets with definite lives(1)	112,968
Intangible assets with indefinite lives	47,641
Net liabilities and minority interests acquired, which includes $21,480 of cash aquired	(14,486)

Total	$474,572

(1)	Acquired intangible assets primarily consist of supplier relationship assets with a weighted average life of 10.6 years and technology assets with a weighted average life of 3 years. In total, the weighted average life of acquired intangible assets was 8.3 years.

The purchase price allocation of these acquisitions is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. The results of operations of each of the acquired businesses have been included in our consolidated

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

results from each transaction closing date forward; their effect on consolidated revenue and operating loss during 2008 was not significant.

In one of these 2008 transactions, we acquired a 74% controlling interest with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the company at fair value at various times through 2011. In another of these 2008 transactions, we acquired an 86% controlling interest with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the company at fair value, or at an adjusted fair value at our option, during a 30-day period beginning October 1, 2012. Future changes in fair value of the shares for which the minority holders may sell to us above the initial minority interest basis will be recorded to the minority interest and as charges or credits to retained earnings (deficit).

In 2007, we acquired three travel-related companies. The purchase price of these and other acquisition related costs totaled $152 million, $60 million of which we paid in cash and $92 million of which was accrued at December 31, 2007 as a result of the financial performance of one of the acquired companies during 2007. The accrued purchase consideration represented $92 million of $100 million total additional purchase price that could be achieved based on the annual results of 2007 or 2008, or the two periods combined. During 2008, we paid $93 million of the additional purchase price based on the annual results of 2007. In addition, we accrued the remaining $7 million based on the annual results of 2008 to be paid in 2009 and this amount was included within the 2008 total purchase price above. As a result of these acquisitions, we recorded $126 million in goodwill and $18 million of intangible assets with definite lives. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward; their effect on consolidated net revenue and operating income during 2007 was not significant.

During 2007, we also acquired a 50% ownership interest in a travel company for $26 million in cash. We include this investment in Long-term investments and other assets and account for it under the equity-method. The investment agreement contains certain rights, whereby we may acquire and the investee may sell to us the additional shares of the company, at fair value or at established multiples of future earnings at our discretion, at various times beginning in the first quarter of 2009 through 2013. We have also entered into a commitment to provide the investee a $10 million revolving operating line of credit and a credit facility for up to $20 million. As of the end of 2008 or at any time and from time to time thereafter, any amounts due under the credit facility are convertible, at our option, into shares of the company at a premium to the then fair market value. The revolving operating line of credit had $2 million drawn against it and no amounts were drawn against the credit facility as of December 31, 2008.

In 2006, we purchased the remaining 4.9% minority ownership in TripAdvisor for $18 million in cash.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 4 —	Property and Equipment, Net

Our property and equipment consists of the following:

	December 31,
	2008	2007
	(In thousands)

Capitalized software development	$286,935	$230,168
Computer equipment	103,866	74,569
Furniture and other equipment	57,423	40,706
Leasehold improvements	64,620	30,746

	512,844	376,189
Less: accumulated depreciation	(292,650)	(250,094)
Projects in progress	27,760	53,395

Property and equipment, net	$247,954	$179,490

As of December 31, 2008 and 2007, our recorded capitalized software development costs, net of accumulated amortization, were $122 million and $113 million. For the years ended December 31, 2008, 2007 and 2006, we recorded amortization of capitalized software development costs of $47 million, $36 million and $28 million, most of which is included in technology and content expenses.

NOTE 5 —	Goodwill and Intangible Assets, Net

We performed our annual impairment assessment for goodwill and indefinite-lived intangible assets as of October 1, 2008 and determined we had no impairment as of that date. However, during the fourth quarter of 2008, we experienced a significant decline in our stock price and operating results in part due to an increased negative impact of foreign exchange rates and the continued weakness in the macroeconomic environment. Based on these and other contributing factors, we concluded that sufficient indicators existed to require us to perform an interim assessment of goodwill and indefinite-lived intangible assets as of December 1, 2008. Accordingly, we performed an interim first step of our impairment assessment for each of our reporting units and determined there was a potential impairment of goodwill in certain reporting units. Therefore, we performed the second step of the assessment in which we compared the implied fair value of those reporting unit’s goodwill to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

We measured the fair value of each of our reporting units and both our indefinite-lived and definite lived intangible assets using accepted valuation techniques as described above in Note 2 — Significant Accounting Policies. The significant estimates used included our weighted average cost of capital, long-term rate of growth and profitability of our business, and working capital effects. Our assumptions are based on the actual historical performance of each of the reporting units and take into account the recent weakening of operating results and implied risk premiums based on market prices of our equity and debt as of the assessment date. To validate the reasonableness of the reporting unit fair values, we reconcile the aggregate fair values of the reporting units determined in step one to the enterprise market capitalization. Enterprise market capitalization includes, among other factors, the fully diluted market capitalization of our stock, an acquisition premium based on historical data from acquisitions within the same or similar industries and the appropriate redemption

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

values of our debt. In performing the reconciliation we may, depending on the volatility of the market value of our stock price, use either the stock price on the valuation date or the average stock price over a range of dates around that date and consider such other quantitative and qualitative factors we consider relevant, which may change depending on the date for which the assessment is made. This assessment resulted in the recognition in the fourth quarter of 2008 of a loss on impairment of long-term assets of approximately $3 billion, which consists of $2.8 billion of goodwill and $223 million of indefinite-lived trade names. A deferred tax benefit of $189 million was recognized as a result of these charges.

We determined that the adverse change in the business climate discussed above was also an indicator requiring the testing of our long-lived assets for recoverability and performed this test as of December 1, 2008. We tested the long-lived assets of our reporting units for recoverability based on a comparison of the respective aggregate values of their undiscounted cash flows to the respective carrying values. The results of the evaluation indicated that the carrying values of the related assets were recoverable. In addition to the above impairment analysis, during the fourth quarter of 2008, we wrote off $11 million related to capitalized software costs based on the abandonment of the related project.

As a result of continued adverse conditions in the markets in which we operate, we will continue to monitor goodwill and long-lived intangible assets, as well as long-lived tangible assets, for possible future impairment. We cannot assure that these assets will not be further impaired in future periods.

The following table presents our goodwill and intangible assets as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Goodwill	$3,538,569	$6,006,338
Intangible assets with indefinite lives	689,541	867,246
Intangible assets with definite lives, net	143,878	103,511

	$4,371,988	$6,977,095

Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions. Of the $223 million impairment charge in the fourth quarter of 2008, $128 million related to trade names in our North America segment, $73 million in our Europe segment and $22 million in our Asia Pacific segment. In the third quarter of 2006, based on lower than expected year-to-date revenue growth, we determined that our indefinite-lived trade name intangible asset related to Hotwire, part of our North America segment, was impaired based on a valuation of that asset and recognized an impairment charge of $47 million.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the changes in goodwill by reportable segment:

	North America	Europe	Other(1)	Total
	(In thousands)

Balance as of January 1, 2007	$4,740,698	$1,021,351	$99,243	$5,861,292
Additions	140,428	—	201	140,629
Deductions	(9,402)	—	—	(9,402)
Foreign exchange translation	—	7,778	6,041	13,819

Balance as of December 31, 2007	$4,871,724	$1,029,129	$105,485	$6,006,338
Additions	134,267	181,777	12,405	328,449
Impairment charge	(1,982,000)	(758,900)	(21,200)	(2,762,100)
Other deductions	(2,823)	—	—	(2,823)
Foreign exchange translation	(3,765)	(22,126)	(5,404)	(31,295)

Balance as of December 31, 2008	$3,017,403	$429,880	$91,286	$3,538,569

(1)	Other includes Asia Pacific and Egencia.

In 2008 and 2007, the additions to goodwill relate primarily to our acquisitions as described in Note 3 — Acquisitions and Other Investments. In addition, basis adjustments resulting from the implementation of FIN 48 also contributed to the increase in 2007. The deductions from goodwill for both 2008 and 2007 primarily relate to the impairments discussed above as well as the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized.

The following table presents the components of our intangible assets with definite lives as of December 31, 2008 and 2007:

	December 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(In thousands)

Supplier relationships	$280,484	$(220,612)	$59,872	$212,514	$(206,464)	$6,050
Technology	221,166	(195,941)	25,225	203,028	(183,082)	19,946
Distribution agreements	177,426	(177,155)	271	177,426	(154,091)	23,335
Affiliate agreements	34,782	(18,381)	16,401	33,049	(14,899)	18,150
Customer lists	26,540	(21,895)	4,645	26,549	(20,723)	5,826
Domain names	11,678	(8,500)	3,178	10,940	(5,729)	5,211
Other	81,659	(47,373)	34,286	61,809	(36,816)	24,993

Total	$833,735	$(689,857)	$143,878	$725,315	$(621,804)	$103,511

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Amortization expense was $69 million, $78 million and $111 million for the years ended December 31, 2008, 2007 and 2006. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2008, assuming no subsequent impairment of the underlying assets, is as follows, in thousands:

2009	$36,143
2010	28,175
2011	19,966
2012	14,498
2013	9,811
2014 and thereafter	35,285

Total	$143,878

NOTE 6 —	Debt

The following table sets forth our outstanding debt:

	December 31,	December 31,
	2008	2007
	(In thousands)

8.5% senior notes due 2016, net of discount	$394,548	$—
7.456% senior notes due 2018	500,000	500,000

Long-term debt	894,548	500,000
Credit facility	650,000	585,000

Total long-term indebtedness	$1,544,548	$1,085,000

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

Our $500 million in registered senior unsecured notes outstanding at December 31, 2008 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes in accordance with the terms of the agreement, in whole or in part at any time at our option.

The fair value of our 7.456% Notes was approximately $365 million and $517 million as of December 31, 2008 and 2007, and the fair value of the 8.5% Notes was approximately $280 million as of December 31, 2008 based on quoted market prices.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The 7.456% and 8.5% Notes are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 19 — Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the 7.456% and 8.5% Notes was $32 million as of December 31, 2008, and accrued interest related to the 7.456% Notes was $14 million as of December 31, 2007.

The 7.456% and 8.5% Notes include covenants that limit our ability to (i) incur liens, (ii) enter into sale and leaseback transactions and (iii) merge, consolidate or sell substantially all of our assets.

Credit Facility

In July 2005, we entered into a $1 billion five-year unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain Expedia subsidiaries and expires in August 2010. The $650 million carrying amount of the borrowing approximates its fair value as of December 31, 2008. The facility bears interest based on market interest rates plus a spread, which is determined based on our financial leverage. The interest rate was 1.34% as of December 31, 2008 and 5.70% as of December 31, 2007. The annual fee to maintain the facility ranged from 0.1% to 0.2% on the unused portion of the facility, or approximately $1 million to $2 million if all of the facility was unused. The facility also contained financial covenants consisting of a leverage ratio and a minimum tangible net worth requirement.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the amount available to us. As of December 31, 2008 and 2007, there were $58 million and $52 million of outstanding stand-by LOCs issued under the facility.

On February 18, 2009, we amended our credit facility to replace our tangible net worth covenant with a minimum interest coverage covenant, among other changes. As part of this amendment our leverage ratio was tightened, pricing on our borrowings increased by 200 basis points and we paid approximately $6 million in fees, which will be amortized over the remaining term of the credit facility.

NOTE 7 —	Derivative Instruments

The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date.

Ask Jeeves Notes

As a result of the Spin-Off, we assumed certain obligations of IAC related to IAC’s Ask Jeeves Notes. When holders of the Ask Jeeves Notes convert their notes, they received shares of both IAC and Expedia common stock. Under the terms of the Spin-Off, we were obligated to issue shares of our common stock to IAC for delivery to the holders of the Ask Jeeves Notes, or pay cash in equal value, in lieu of issuing such shares, at our option. This obligation represented a derivative liability on our consolidated balance sheet because it was not indexed solely to shares of our common stock. We recorded the fair value of this derivative obligation on our consolidated balance sheets with any changes in fair value recorded in our consolidated statements of operations in Other, net. The estimated fair value of this liability fluctuated primarily based on changes in the price of our common stock.

In 2008, the remainder of these notes converted and we released approximately 0.5 million shares of our common stock with a fair value of $11 million to satisfy the final conversion requirements. In 2008, 2007 and 2006, we recognized net gains (losses) of $4 million, $(5) million and $8 million related to these Ask Jeeves Notes. As of June 1, 2008, we had no further obligations related to the Ask Jeeves Notes. As of December 31, 2007, the related derivative liability balance was $15 million and was included in accrued expenses and other current liabilities.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cross-Currency Swaps

We entered into cross-currency swaps to hedge against the change in value of certain intercompany loans denominated in currencies other than the lending subsidiaries’ functional currency.

In November 2003, we entered into a swap with a notional amount of Euro 39 million that matures in October 2013. Under the terms of this swap, we paid euro at a rate of the three-month EURIBOR plus 0.50% on euro 39 million and we received 4.90% interest on $46 million in U.S. dollars.

In April 2004, we entered into a swap with a notional amount of Euro 38 million that matures in April 2014. Under the terms of this swap, we paid euro at a rate of the six-month EURIBOR plus 0.90% on euro 38 million and we received 5.47% interest on $46 million in U.S. dollars.

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

During the third quarter of 2008, we terminated our cross-currency swap agreements for a cost of $17 million and concurrently capitalized the underlying intercompany loans. As a result of these transactions, we recognized a net gain of less than $1 million. At the time of termination, $13 million of cash collateral was held by the counterparty resulting in a net liability of $4 million that was unpaid as of December 31, 2008 and was classified in accrued expenses and other current liabilities. As of December 31, 2007, we had a $21 million cross-currency swap liability included in other long-term liabilities and a corresponding $21 million asset for cash collateral held by our counterparty included in long-term investments and other assets.

Stock Warrants

In connection with prior transactions, IAC assumed a number of stock warrants that were adjusted to become exercisable into IAC common stock and subsequent to the Spin-Off, also into our common stock. As of December 31, 2008, there are approximately 42,700 of these stock warrants outstanding with expiration dates through May 2010. Each stock warrant represents the right to receive the number of shares of IAC common stock and Expedia common stock that the stock warrant holder would have received had the holder exercised the stock warrant immediately prior to the Spin-Off. Under the terms of the Spin-Off between IAC and Expedia, we assumed the obligation to deliver our common stock to the stock warrant holders upon exercise and will receive a portion of the proceeds from exercise. This obligation represents a derivative instrument that we record at fair value on our consolidated balance sheets with any changes in value recorded in our consolidated statements of operations in Other, net. The estimated fair value of this liability fluctuates based on changes in the price of our common stock.

NOTE 8 —	Employee Benefit Plans

Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 16% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $12 million, $9 million and $8 million for the years ended December 31, 2008, 2007 and 2006.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 9 —	Stock-Based Awards and Other Equity Instruments

Pursuant to the 2005 Expedia, Inc. Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2008, we had approximately 8 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.

RSUs, which are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests, have been our primary form of stock-based award. We record RSUs that will settle in cash as a liability and we remeasure them to fair value at the end of each reporting period. These awards that settle in cash and the resulting liability are insignificant. Our RSUs generally vest over five years, but may accelerate in certain circumstances, including certain changes in control.

The following table presents a summary of RSU activity:

		Weighted
		Average Grant-
		Date Fair
	RSU’s	Value
	(In thousands)

Balance as of January 1, 2006	5,765	$24.08
Granted	5,016	18.59
Vested and released	(1,337)	23.94
Cancelled	(1,923)	23.09

Balance as of December 31, 2006	7,521	20.72
Granted	3,768	22.92
Vested and released	(1,538)	21.72
Cancelled	(1,489)	21.20

Balance as of December 31, 2007	8,262	21.43
Granted	4,123	21.78
Vested and released	(1,846)	21.76
Cancelled	(1,493)	22.20

Balance as of December 31, 2008	9,046	21.41

The total fair value of shares vested and released during the years ended December 31, 2008, 2007 and 2006 was $40 million, $33 million and $32 million. Included in RSUs outstanding at December 31, 2008 are approximately 1 million RSUs awarded to certain senior executives, for which vesting is tied to achievement of performance targets.

We have fully vested stock warrants with expiration dates through May 2012 outstanding, certain of which were traded on the NASDAQ under the symbols “EXPEW” and “EXPEZ” until their expiration on February 4, 2009. Each stock warrant is exercisable for a certain number of shares of our common stock or a fraction thereof.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents a summary of our stock warrants (equivalent shares) from December 31, 2007 through December 31, 2008:

	Weighted	Outstanding			Outstanding
	Average	Warrants at			Warrants at
	Exercise	December 31,			December 31,
Expiration Date	Price	2007	Exercised	Cancelled	2008
		(In thousands, except per warrant data)

May 2012	$25.56	16,094	—	—	16,094
February 2009	31.22	7,295	—	—	7,295
February 2009	11.93	11,085	(5)	—	11,080
November 2009 to May 2010	13.23	163	—	—	163

		34,637	(5)	—	34,632

The following table presents a summary of our stock option activity:

		Weighted
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Balance as of January 1, 2006	27,706	$15.71
Exercised	(3,657)	9.41
Cancelled	(916)	20.38

Balance as of December 31, 2006	23,133	16.52
Exercised	(13,242)	10.30
Cancelled	(216)	29.61

Balance as of December 31, 2007	9,675	24.74
Granted	1,275	8.14
Exercised	(618)	10.14
Cancelled	(498)	29.14

Balance as of December 31, 2008	9,834	23.29	4.8	$1,273

Exercisable as of December 31, 2008	4,759	20.29	2.2	858

Vested and expected to vest after December 31, 2008	9,427	23.94	4.6	1,136

During 2008, we also granted stock options to certain key employees. The fair value of stock options granted during the year ended December 31, 2008 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following weighted average assumptions:

Risk-free interest rate	2.18%
Expected volatility	45.63%
Expected life (in years)	4.54
Weighted-average estimated fair value of options granted during the year	$3.38

The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2008, based on our closing stock price of $8.24 as of the last trading date. The total intrinsic value of stock options exercised was $7 million, $299 million and $35 million for the years ended December 31, 2008, 2007 and 2006.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents a summary of our stock options outstanding and exercisable at December 31, 2008:

		Options Outstanding		Options Exercisable
		Weighted-	Remaining		Weighted-
		Average	Contractual		Average
Range of Exercise Prices	Shares	Price Per Share	Life	Shares	Exercise Price
	(In thousands)		(In years)	(In thousands)

$ 0.01 - $5.00	184	$3.77	3.8	184	$3.77
5.01 - 8.00	668	7.58	9.7	18	6.25
8.01 - 12.00	947	9.06	7.1	322	9.80
12.01 - 18.00	911	14.76	3.1	911	14.76
18.01 - 25.00	2,691	21.40	1.7	2,691	21.40
25.01 - 35.00	2,768	28.39	6.1	368	27.77
35.01 - 45.00	1,632	38.34	5.7	232	38.28
45.01 - 97.00	33	73.49	1.0	33	73.49

0.01 - 97.00	9,834	23.29	4.8	4,759	20.29

In 2008, 2007 and 2006, we recognized stock-based compensation expense of $61 million, $63 million and $80 million. The total income tax benefit related to stock-based compensation expense was $21 million, $22 million and $27 million for 2008, 2007 and 2006.

Cash received from stock-based award exercises for the years ended December 31, 2008 and 2007 was $6 million and $55 million. Our employees that held IAC vested stock options prior to the Spin-Off received vested stock options in both Expedia and IAC. As these stock options are exercised, we receive a tax deduction. Total current income tax benefits during the years ended December 31, 2008 and 2007 associated with the exercise of IAC and Expedia stock-based awards held by our employees were $19 million and $121 million, of which we recorded approximately $2 million and $9 million as a reduction of goodwill.

In the fourth quarter of 2007, our Chairman and Senior Executive exercised options to purchase 9.5 million shares. 2.3 million shares were withheld and concurrently cancelled by the Company to cover the exercise price of $8.59 per share and 3.5 million shares were withheld and concurrently cancelled to cover tax obligations, with a net delivery of 3.7 million shares.

As of December 31, 2008, there was approximately $131 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 3.21 years.

NOTE 10 —	Income Taxes

The following table presents a summary of our U.S. and foreign income (loss) before income taxes and minority interest:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

U.S.	$(2,442,297)	$500,624	$388,588
Foreign	(72,407)	(3,640)	(3,690)

Total	$(2,514,704)	$496,984	$384,898

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents a summary of our income tax expense components:

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Current income tax expense:
Federal	$196,072	$182,960	$144,194
State	16,029	16,837	4,581
Foreign	2,907	4,900	1,328

Current income tax expense	215,008	204,697	150,103
Deferred income tax (benefit) expense:
Federal	(188,901)	(8,041)	(8,803)
State	(7,841)	7,062	(1,572)
Foreign	(12,300)	(604)	(277)

Deferred income tax benefit:	(209,042)	(1,583)	(10,652)

Income tax expense	$5,966	$203,114	$139,451

For all periods presented, we have computed current and deferred tax expense using our stand-alone effective tax rate. As of December 31, 2008, our current income tax payable represents amounts that we will pay to the Internal Revenue Service (“IRS”) and other tax authorities based on our taxable income.

We reduced our current income tax payable by $19 million, $121 million and $34 million for the years ended December 31, 2008, 2007 and 2006, for tax deductions attributable to stock-based compensation. For 2008, 2007 and 2006, we recorded $2 million, $9 million and $17 million of the related income tax benefits of this stock-based compensation as a reduction of goodwill.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The tax effect of cumulative temporary differences and net operating losses that give rise to our deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Provision for accrued expenses	$26,395	$23,705
Deferred revenue	16,646	3,041
Net operating loss and tax credit carryforwards	31,536	23,856
Capitalized R&D expenditures	10,779	14,834
Stock-based compensation	48,110	45,269
Investment impairment	8,586	8,556
Other	10,360	10,590

Total deferred tax assets	152,412	129,851
Less valuation allowance	(32,085)	(27,911)

Net deferred tax assets	$120,327	$101,940

Deferred tax liabilities:
Prepaid merchant bookings and prepaid expenses	$(44,647)	$(39,825)
Intangible assets	(220,379)	(375,069)
Investment in subsidiaries	(10,449)	(10,823)
Unrealized gains	(12,946)	(18,719)
Property and equipment	(25,848)	(20,951)
Other	—	(53)

Total deferred tax liabilities	$(314,269)	$(465,440)

Net deferred tax liability	$(193,942)	$(363,500)

At December 31, 2008, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $10 million, $53 million and $70 million. If not utilized, the federal and state NOLs will expire at various times between 2009 and 2028, $65 million foreign NOLs can be carried forward indefinitely, and $5 million foreign NOLs will expire at various times between 2009 and 2028.

At December 31, 2008, we had a valuation allowance of approximately $32 million related to the portion of net operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. This amount represented an increase of approximately $4 million over the amount recorded as of December 31, 2007 and was primarily attributable to an increase in foreign operating losses.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to income before income taxes and minority interest is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Income tax (benefit) expense at the federal statutory rate of 35%	$(880,146)	$173,944	$134,714
Non-deductible goodwill impairment	855,550	—	—
State income taxes, net of effect of federal tax benefit	11,317	9,844	4,813
Unrecognized tax benefits and related interest	12,525	4,211	—
Other, net	6,720	15,115	(76)

Income tax expense	$5,966	$203,114	$139,451

By virtue of the previously filed separate company and consolidated income tax returns filed with IAC, we are routinely under audit by federal, state, local and foreign authorities. These audits include questioning the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns. We are no longer subject to tax examinations by tax authorities for years prior to 1998.

On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows, in thousands:

Balance at January 1, 2007	$63,710
Increases to tax positions related to the current year	104,231
Interest and penalties	5,652

Balance at December 31, 2007	173,593
Increases to tax positions related to the current year	15,883
Decreases to tax positions related to the prior year	(22,520)
Audit settlements paid during 2008	(4,911)
Interest and penalties	17,794

Balance at December 31, 2008(1)	$179,839

(1)	As of December 31, 2008, we had $180 million of unrecognized tax benefits, of which $190 million is classified as long-term and included in Other long-term liabilities.

Included in the balance at December 31, 2008 and 2007 were $68 million and $17 million of liabilities for uncertain tax positions that, if recognized, would decrease our provision for income taxes. Also included in the balance at December 31, 2008 were $122 million, of which $3 million and $95 million was added in 2008 and 2007, of excess tax benefits that resulted from our Chairman and Senior Executive’s exercises of stock options during 2007 and 2005. If the IRS were to make a final determination that IAC and not Expedia were entitled to such deductions, then under the terms of our tax sharing agreement, IAC would pay to Expedia an amount equal to any such tax benefit at such time as it were actually realized by IAC. Therefore, an unfavorable outcome related to this position would not materially impact our cash flows.

We recognize interest and penalties related to our liabilities for uncertain tax positions in income tax expense. As of December 31, 2008 and 2007, we had approximately $24 million and $11 million accrued for the potential payment of estimated interest and penalties. During the years ended December 31, 2008, 2007

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

and 2006, we recognized approximately $12 million, $4 million and $2 million of interest, net of federal benefit and penalties, related to our liabilities for uncertain tax positions.

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

Share Repurchases

During 2007, we completed two tender offers pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share and 25 million tendered shares of our common stock at $29.00 per share, for a total cost of $1.4 billion plus fees and expenses relating to the tender offers.

During 2006, we completed the repurchase of 20 million shares of our common stock for a total cost of $288 million, representing an average price of $14.42 per share including transaction costs. All shares were repurchased in the open market at prevailing market prices.

In addition, during 2006 our Board of Directors authorized share repurchases of up to 20 million outstanding shares of our common stock. As of February 13, 2009, we had not made any share repurchases under this specific authorization. There is no fixed termination date for the repurchase. The amount of repurchases we may make under this authorization are subject to certain of our debt covenants.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax:

	December 31,
	2008	2007
	(In thousands)

Accumulated unrealized gains (losses) on derivatives	$—	$339
Accumulated foreign currency translation adjustments	(4,662)	31,426

Total Accumulated Other Comprehensive Income (Loss)	$(4,662)	$31,765

Other Comprehensive Income (Loss)

The following table presents the changes in the components of other comprehensive income (loss), net of tax:

	For the Year Ended December 31,
	2008	2007	2006
		(In thousands)

Net Income (Loss)	$(2,517,763)	$295,864	$244,934
Other Comprehensive Income (Loss)
Currency translation adjustments	(36,088)	16,768	14,696
Unrealized gains (losses) on derivatives, net of taxes:
Unrealized holding gains (losses), net of tax effect of $(2,058) in 2008, $2,078 in 2007 and $4,300 in 2006	3,614	(5,545)	(7,832)
Less: reclassification adjustment for net (gains) losses recognized during the period, net of tax effect of $2,255 in 2008, $(3,210) in 2007 and $(3,691) in 2006	(3,953)	8,563	6,713

Other comprehensive income (loss)	(36,427)	19,786	13,577

Total Comprehensive Income (Loss)	$(2,554,190)	$315,650	$258,511

NOTE 12 —	Earnings Per Share

Basic Earnings Per Share

Basic earnings per share was calculated for the years ended December 31, 2008, 2007 and 2006 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. As of December 31, 2008 and 2007, we had 751 shares of preferred stock outstanding, the impact of which on our earnings per share calculation is immaterial.

Diluted Earnings Per Share

For the years ended December 31, 2008, 2007 and 2006, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of restricted stock units using the treasury stock method, and (iii) the shares we were contractually obligated to issue associated with the Ask Jeeves Notes, if converted, and other stock-based commitments.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents our basic and diluted net income (loss) per share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net income (loss)	$(2,517,763)	$295,864	$244,934
Net income (loss) per share available to common stockholders:
Basic	$(8.80)	$1.00	$0.72
Diluted	(8.63)	0.94	0.70
Weighted average number of shares outstanding:
Basic	286,167	296,640	338,047
Dilutive effect of:
Options to purchase common stock	904	7,384	7,744
Warrants to purchase common stock	3,698	7,574	3,600
Other dilutive securities	1,061	2,635	2,790

Diluted	291,830	314,233	352,181

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 13 —	Other Income (Expense)

Other, net

The following table presents the components of Other, net:

	For the Year Ended December 31,
	2008	2007	2006
		(In thousands)

Foreign exchange rate gains (losses), net	$(47,129)	$(22,047)	$10,367
Equity gain (loss) of unconsolidated affiliates	(979)	(2,614)	2,541
Gain (loss) on derivative instruments assumed at Spin-Off	4,600	(5,748)	8,137
Federal excise tax refunds	—	12,058	—
Other	(670)	(256)	(2,275)

Total	$(44,178)	$(18,607)	$18,770

In 2008, in connection with the closing of an acquisition and the related holding of euros to economically hedge the purchase price, we recognized a net loss of $21 million, included in foreign exchange rate gains (losses), net.

In 2007, we recorded refunds based on notification from the IRS totaling $15 million related to Federal Excise Tax (“FET”) taxes remitted to the IRS but not collected from customers for airline ticket sales by one of our subsidiaries in the third quarter of 2001 through the third quarter of 2004, plus accrued interest thereon. We recorded $3 million to revenue as that amount relates to taxes remitted on airline ticket sales subsequent to our acquisition of the subsidiary. We recorded $12 million to Other, net for taxes remitted on airline ticket sales prior to the acquisition and total interest earned on all underlying tax remittances.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 14 —	Commitments and Contingencies

Letters of Credit, Purchase Obligations and Guarantees

We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2008:

		By Period
		Less than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
			(In thousands)

Purchase obligations	$32,293	$22,101	$10,192	$—	$—
Guarantees	39,079	39,079	—	—	—
Letters of credit	58,226	57,045	1,181	—	—

	$129,598	$118,225	$11,373	$—	$—

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

Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no claims made against any stand-by LOCs during the years ended December 31, 2008, 2007 and 2006.

Lease Commitments

We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2018. For the years ended December 31, 2008, 2007 and 2006, we recorded rental expense of $49 million, $33 million and $30 million.

The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2008, in thousands:

Year Ending December 31,

2009	$39,097
2010	36,984
2011	35,205
2012	33,626
2013	27,539
2014 and thereafter	93,404

$265,855

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Litigation Relating to Hotel Occupancy Taxes.  Lawsuits have been filed by forty-four cities and counties involving hotel occupancy taxes. In addition, there have been six consumer lawsuits filed relating to taxes and fees. The municipality and consumer lawsuits are in various stages ranging from responding to the complaint to discovery. We continue to defend these lawsuits vigorously. To date, fifteen of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Five dismissals (Pitt County, North Carolina; Findlay, Ohio; Columbus and Dayton, Ohio; City of Orange, Texas; and Louisville, Kentucky) were based on a finding that the defendants were not subject to the local hotel occupancy tax ordinance. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes in the amount of $20 million and $19 million at December 31, 2008 and 2007, respectively. Our reserve is based on our best estimate and the ultimate resolution of these issues may be greater or less than the liabilities recorded.

In connection with various occupancy tax audits and assessments, certain jurisdictions require that tax payers pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay to play.” We have been assessed approximately $8.2 million in taxes, plus $9.5 million in penalties and interest by the city of Anaheim, which has a “pay to play” tax ordinance. To preserve our right to contest this assessment, it is possible that we may be required to make a payment to Anaheim, as well as to other California jurisdictions that make similar assessments. We are challenging the city’s purported right to require us to pay the tax assessment prior to commencing litigation. Other jurisdictions may also attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of similar tax ordinances. Payment of these amounts is not an admission that we believe we are subject to such taxes and we intend to continue defending our position vigorously.

NOTE 15 —	Related Party Transactions

In connection with the Spin-Off, we entered into various agreements with IAC, a related party due to common ownership, to provide for an orderly transition and to govern our ongoing relationships with IAC. These agreements include, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement.

In addition, in conjunction with the Spin-Off, we entered into a joint ownership and cost sharing agreement with IAC, under which IAC transferred to us 50% ownership in an airplane, which is available for use by both companies. We share equally in capital costs; operating costs are pro-rated based on actual usage.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

In May 2006, the airplane was placed in service and is being depreciated over 10 years. As of December 31, 2008 and 2007, the net basis in our ownership interest was $18 million and $19 million recorded in Long-term investments and other assets. In 2008 and 2007, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplane were $400,000 for both periods.

On August 20, 2008, IAC completed its plan to separate into five publicly traded companies. With this separation, we expect our related party transactions with the newly constituted IAC to be immaterial on a go-forward basis. In 2008, we paid $4 million to IAC businesses. In 2007, we received $100,000 from IAC businesses, and paid $8 million to IAC businesses. In 2006, we received $2 million from IAC businesses, and paid $31 million to IAC businesses.

In the fourth quarter of 2006, eLong sold one of its businesses to a subsidiary of IAC for approximately $15 million.

NOTE 16 —	Segment Information

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

Our North America segment provides a full range of travel and/or advertising services to customers primarily located in the United States, Canada and Mexico. This segment operates through a variety of brands including Classic Vacations, Expedia.com, hotels.com, Hotwire.com and the TripAdvisor Media Network. Our Europe segment provides travel services primarily through localized Expedia websites in Austria, Belgium, Denmark, France, Germany, Ireland, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom, as well as localized versions of hotels.com in various European countries. In addition, Venere is included within our Europe segment from its acquisition date in the third quarter of 2008 forward.

Corporate and Other includes Egencia, Expedia Asia Pacific and unallocated corporate functions and expenses. Egencia provides travel products and services to corporate customers in North America, Europe and the Asia Pacific region. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in China, localized Expedia websites in Australia, India, Japan and New Zealand, as well as localized versions of hotels.com in various Asian countries. In addition, we record amortization of intangible assets, any impairment charges and stock-based compensation expense in Corporate and Other.

We are in the process of reorganizing our business around our global brands. Our chief operating decision makers are assessing our new structure to determine how we will manage our business and report our financial results. Beginning in the first quarter of 2009, we expect our reportable segments to change as we will no longer manage the business on a geographical basis.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents our segment information for the years ended December 31, 2008, 2007 and 2006. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Year Ended December 31, 2008
			Corporate
	North America	Europe	and Other	Total
	(In thousands)

Revenue	$2,047,807	$689,978	$199,228	$2,937,013

Operating Income Before Amortization (Unaudited)	$898,949	$215,772	$(416,947)	$697,774
Amortization of intangible assets	—	—	(69,436)	(69,436)
Impairment of goodwill	—	—	(2,762,100)	(2,762,100)
Impairment of intangible and other long-lived assets	—	—	(233,900)	(233,900)
Stock-based compensation	—	—	(61,291)	(61,291)

Operating income (loss)	$898,949	$215,772	$(3,543,674)	$(2,428,953)

	Year Ended December 31, 2007
			Corporate
	North America	Europe	and Other	Total
	(In thousands)

Revenue	$1,897,995	$606,997	$160,340	$2,665,332

Operating Income Before Amortization (Unaudited)	$821,144	$207,747	$(359,404)	$669,487
Amortization of intangible assets	—	—	(77,569)	(77,569)
Stock-based compensation	—	—	(62,849)	(62,849)

Operating income (loss)	$821,144	$207,747	$(499,822)	$529,069

	Year Ended December 31, 2006
			Corporate
	North America	Europe	and Other	Total
	(In thousands)

Revenue	$1,666,804	$452,012	$118,770	$2,237,586

Operating Income Before Amortization (Unaudited)	$735,458	$157,945	$(294,385)	$599,018
Amortization of intangible assets	—	—	(110,766)	(110,766)
Impairment of intangible and other long-lived assets	—	—	(47,000)	(47,000)
Stock-based compensation	—	—	(80,285)	(80,285)
Amortization of non-cash distribution and marketing	(9,638)	—	—	(9,638)

Operating income (loss)	$725,820	$157,945	$(532,436)	$351,329

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Definition of Operating Income Before Amortization

We provide OIBA as a supplemental measure to GAAP operating income (loss) and net income (loss). We define OIBA as operating income (loss) plus: (1) stock-based compensation expense, (2) amortization of intangible assets and goodwill and intangible asset impairment, if applicable, (3) amortization of non-cash distribution and marketing expense and (4) certain one-time items, if applicable.

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

OIBA has certain limitations in that it does not take into account the impact of certain expenses to our consolidated statements of operations, including stock-based compensation, non-cash payments to partners, acquisition-related accounting and certain one-time items, if applicable.

Reconciliation of OIBA to Operating Income (Loss) and Net Income (Loss)

The following table presents a reconciliation of OIBA to operating income (loss) and net income (loss) for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

OIBA (Unaudited)	$697,774	$669,487	$599,018
Amortization of intangible assets	(69,436)	(77,569)	(110,766)
Impairment of goodwill	(2,762,100)	—	—
Impairment of intangible and other long-lived assets	(233,900)	—	(47,000)
Stock-based compensation	(61,291)	(62,849)	(80,285)
Amortization of non-cash distribution and marketing	—	—	(9,638)

Operating income (loss)	(2,428,953)	529,069	351,329
Interest income (expense), net	(41,573)	(13,478)	14,799
Other, net	(44,178)	(18,607)	18,770
Provision for income taxes	(5,966)	(203,114)	(139,451)
Minority interest in (income) loss of consolidated subsidiaries, net	2,907	1,994	(513)

Net income (loss)	$(2,517,763)	$295,864	$244,934

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Geographic Information

The following table presents revenue by geographic area, the United States and all other countries, for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Revenue
United States	$1,923,452	$1,806,479	$1,610,018
All other countries	1,013,561	858,853	627,568

	$2,937,013	$2,665,332	$2,237,586

The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
	(In thousands)

Property and equipment, net
United States	$219,543	$158,574
All other countries	28,411	20,916

	$247,954	$179,490

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 17 —	Valuation and Qualifying Accounts

The following table presents the changes in our valuation and qualifying accounts.

	Balance of		Charges to		Balance at
	Beginning of	Charges to	Other		End of
Description	Period	Earnings	Accounts	Deductions	Period
			(In thousands)

2008
Allowance for doubtful accounts	$6,081	$6,121	$1,974	$(1,592)	$12,584
Other reserves	6,300				5,842
2007
Allowance for doubtful accounts	$4,874	$4,289	$395	$(3,477)	$6,081
Other reserves	6,046				6,300
2006
Allowance for doubtful accounts	$3,914	$2,747	$200	$(1,987)	$4,874
Other reserves	5,125				6,046

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 18 —	Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

Year ended December 31, 2008
Revenue	$687,817	$795,048	$833,337	$620,811
Gross profit	535,874	626,174	656,336	483,885
Operating income (loss)(1)	89,998	170,541	199,586	(2,889,078)
Net income (loss)(1)	51,306	96,089	94,824	(2,759,982)
Basic earnings per share(2)	$0.18	$0.34	$0.33	$(9.62)
Diluted earnings per share(2)	0.17	0.33	0.33	(9.60)
Year ended December 31, 2007
Revenue	$550,511	$689,923	$759,596	$665,302
Gross profit	429,213	546,277	608,543	518,898
Operating income	67,334	153,625	179,772	128,338
Net income	34,776	96,136	99,595	65,357
Basic earnings per share(2)	$0.11	$0.32	$0.34	$0.23
Diluted earnings per share(2)	0.11	0.30	0.32	0.22

(1)	Included as part of operating loss and net loss for the fourth quarter of 2008 is an approximately $3 billion impairment charge related to goodwill, intangible and other long-lived assets. In addition, the fourth quarter of 2008 was impacted by a $7 million adjustment related to intangible amortization which should have been included in prior quarterly periods of 2008.

(2)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 19 —	Guarantor and Non-Guarantor Supplemental Financial Information

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

During the second quarter of 2008, we reclassified amounts related to borrowings under our revolving credit facility in our condensed consolidating statements of operations, balance sheets and statements of cash flow from Parent to Guarantor Subsidiaries. There was no impact to consolidated totals. Prior periods have been restated to conform to current period presentation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$—	$2,618,064	$740,027	$(421,078)	$2,937,013
Cost of revenue	—	530,365	108,928	(4,549)	634,744

Gross profit	—	2,087,699	631,099	(416,529)	2,302,269
Operating expenses:
Selling and marketing	—	1,076,662	441,189	(416,448)	1,101,403
General and administrative	—	261,645	94,083	(297)	355,431
Technology and content	—	155,633	53,103	216	208,952
Amortization of intangible assets	—	52,928	16,508	—	69,436
Impairment of goodwill	—	2,592,672	169,428	—	2,762,100
Impairment of intangbile and other long-lived assets	—	198,541	35,359	—	233,900

Operating loss	—	(2,250,382)	(178,571)	—	(2,428,953)
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	(2,490,324)	(138,939)	—	2,629,263	—
Other, net	(50,648)	(13,719)	(21,384)	—	(85,751)

Total other income (expense), net	(2,540,972)	(152,658)	(21,384)	2,629,263	(85,751)

Loss before income taxes and minority interest	(2,540,972)	(2,403,040)	(199,955)	2,629,263	(2,514,704)
Provision for income taxes	23,209	(83,849)	54,674	—	(5,966)
Minority interest in loss of consolidated subsidiaries, net	—	—	2,907	—	2,907

Net loss	$(2,517,763)	$(2,486,889)	$(142,374)	$2,629,263	$(2,517,763)

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Revenue	$—	$2,439,218	$598,594	$(372,480)	$2,665,332
Cost of revenue	—	471,845	95,449	(4,893)	562,401

Gross profit	—	1,967,373	503,145	(367,587)	2,102,931
Operating expenses:
Selling and marketing	—	996,114	364,213	(367,767)	992,560
General and administrative	—	242,818	78,232	200	321,250
Technology and content	—	142,141	40,362	(20)	182,483
Amortization of intangible assets	—	69,828	7,741	—	77,569

Operating income	—	516,472	12,597	—	529,069
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	326,003	8,230	—	(334,233)	—
Other, net	(44,080)	12,448	(462)	9	(32,085)

Total other income (expense), net	281,923	20,678	(462)	(334,224)	(32,085)

Income before income taxes and minority interest	281,923	537,150	12,135	(334,224)	496,984
Provision for income taxes	13,941	(207,877)	(9,178)	—	(203,114)
Minority interest in loss of consolidated subsidiaries, net	—	—	1,994	—	1,994

Net income	$295,864	$329,273	$4,951	$(334,224)	$295,864

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED COMBINING STATEMENT OF OPERATIONS
Year Ended December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Revenue	$—	$2,080,327	$423,608	$(266,349)	$2,237,586
Cost of revenue	—	428,656	77,831	(3,849)	502,638

Gross profit	—	1,651,671	345,777	(262,500)	1,734,948
Operating expenses:
Selling and marketing	—	790,991	257,781	(262,577)	786,195
General and administrative	—	234,937	54,631	81	289,649
Technology and content	—	109,805	30,570	(4)	140,371
Amortization of intangible assets	—	103,720	7,046	—	110,766
Impairment of long-lived assets	—	47,000	—	—	47,000
Amortization of non-cash distribution and marketing	—	9,638	—	—	9,638

Operating income (loss)	—	355,580	(4,251)	—	351,329
Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	245,464	(1,080)	—	(244,384)	—
Other, net	(5,451)	37,675	1,345	—	33,569

Total other income, net	240,013	36,595	1,345	(244,384)	33,569

Income (loss) before income taxes and minority interest	240,013	392,175	(2,906)	(244,384)	384,898
Provision for income taxes	4,921	(143,689)	(683)	—	(139,451)
Minority interest in (income) loss of consolidated subsidiaries, net	—	(677)	164	—	(513)

Net income (loss)	$244,934	$247,809	$(3,425)	$(244,384)	$244,934

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Total current assets	$42,084	$1,784,614	$348,496	$(976,480)	$1,198,714
Investment in subsidiaries	3,747,416	548,970	—	(4,296,386)	—
Intangible assets, net	—	685,692	147,727	—	833,419
Goodwill	—	3,015,958	522,611	—	3,538,569
Other assets, net	4,063	214,663	104,821	—	323,547

TOTAL ASSETS	$3,793,563	$6,249,897	$1,123,655	$(5,272,866)	$5,894,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$570,621	$1,433,356	$538,671	$(976,480)	$1,566,168
Long-term debt	894,548	—	—	—	894,548
Credit facility	—	650,000	—	—	650,000
Other liabilities and minority interest	—	409,606	45,533	—	455,139
Stockholders’ equity	2,328,394	3,756,935	539,451	(4,296,386)	2,328,394

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,793,563	$6,249,897	$1,123,655	$(5,272,866)	$5,894,249

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Total current assets	$18,864	$1,763,796	$147,639	$(884,644)	$1,045,655
Investment in subsidiaries	6,196,736	480,038	—	(6,676,774)	—
Intangible assets, net	—	926,023	44,734	—	970,757
Goodwill	—	5,611,454	394,884	—	6,006,338
Other assets, net	3,158	176,977	92,537	—	272,672

TOTAL ASSETS	$6,218,758	$8,958,288	$679,794	$(7,561,418)	$8,295,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$900,677	$1,631,601	$126,718	$(884,644)	$1,774,352
Long-term debt	500,000	—	—		500,000
Credit facility	—	585,000	—	—	585,000
Other liabilities and minority interest	—	538,962	79,027	—	617,989
Stockholders’ equity	4,818,081	6,202,725	474,049	(6,676,774)	4,818,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,218,758	$8,958,288	$679,794	$(7,561,418)	$8,295,422

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Operating activities:
Net cash provided by operating activities	$—	$241,282	$279,406	$520,688

Investing activities:
Capital expenditures, including internal-use software and website development	—	(133,842)	(25,985)	(159,827)
Acquisitions, net of cash acquired	—	—	(538,439)	(538,439)
Reclassification of Reserve Primary Fund holdings	—	(80,360)	—	(80,360)
Distribution from Reserve Primary Fund	—	64,387	—	64,387
Net settlement of foreign currency forwards	—	(55,175)	—	(55,175)
Purchase of short-term investments	—	—	(92,923)	(92,923)
Other, net	—	(157)	2,936	2,779

Net cash used in investing activities	—	(205,147)	(654,411)	(859,558)

Financing activities:
Credit facility borrowings	—	740,000	—	740,000
Credit facility repayments	—	(675,000)	—	(675,000)
Proceeds from issuance of long-term debt, net of issuance costs	392,348	—	—	392,348
Transfers (to) from related parties	(386,108)	115,955	270,153	—
Other, net	(6,240)	12,035	1,658	7,453

Net cash provided by financing activities	—	192,990	271,811	464,801
Effect of exchange rate changes on cash and cash equivalents	—	(69,983)	(7,922)	(77,905)

Net increase (decrease) in cash and cash equivalents	—	159,142	(111,116)	48,026
Cash and cash equivalents at beginning of year	—	379,199	238,187	617,386

Cash and cash equivalents at end of year	$—	$538,341	$127,071	$665,412

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Operating activities:
Net cash provided by operating activities	$—	$610,105	$101,964	$712,069

Investing activities:
Capital expenditures, including internal-use software and website development	—	(72,263)	(14,395)	(86,658)
Other, net	—	(39,695)	(53,153)	(92,848)

Net cash used in investing activities	—	(111,958)	(67,548)	(179,506)

Financing activities:
Credit facility borrowings	—	755,000	—	755,000
Credit facility repayments	—	(170,000)	—	(170,000)
Treasury stock activity	(1,397,173)	—	—	(1,397,173)
Transfers (to) from related parties	1,399,386	(1,399,386)	—	—
Excess tax benefit on equity awards	95,702	—	—	95,702
Withholding taxes for stock option exercises	(121,208)	—	—	(121,208)
Other, net	23,293	14,798	9,609	47,700

Net cash provided by (used in) financing activities	—	(799,588)	9,609	(789,979)
Effect of exchange rate changes on cash and cash equivalents	—	22,100	(572)	21,528

Net increase (decrease) in cash and cash equivalents	—	(279,341)	43,453	(235,888)
Cash and cash equivalents at beginning of year	—	658,540	194,734	853,274

Cash and cash equivalents at end of year	$—	$379,199	$238,187	$617,386

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED COMBINING STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Operating activities:
Net cash provided by operating activities	$50	$578,387	$39,003	$617,440

Investing activities:
Capital expenditures, including internal-use software and website development	(34)	(83,308)	(9,289)	(92,631)
Other, net	(16)	(30,957)	10,104	(20,869)

Net cash provided by (used in) investing activities	(50)	(114,265)	815	(113,500)

Financing activities:
Credit facility repayments	—	(230,000)	—	(230,000)
Proceeds from issuance of long-term debt, net of issuance costs	495,346	—	—	495,346
Treasury stock activity	(295,691)	—	—	(295,691)
Other, net	(199,655)	230,449	9,323	40,117

Net cash provided by financing activities	—	449	9,323	9,772
Effect of exchange rate changes on cash and cash equivalents	—	42,446	(300)	42,146

Net increase in cash and cash equivalents	—	507,017	48,841	555,858
Cash and cash equivalents at beginning of year	—	151,523	145,893	297,416

Cash and cash equivalents at end of year	$—	$658,540	$194,734	$853,274

Index to Exhibits

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005
3.1	Amended and Restated Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	08/15/2005
3.2	Certificate of Designations of Expedia, Inc. Series A Cumulative Convertible Preferred Stock		8-K	000-51447	3.2	08/15/2005
3.3	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005
4.1	Equity Warrant Agreement for Warrants to Purchase up to 14,590,514 Shares of Common Stock expiring February 4, 2009, between Expedia, Inc. and The Bank of New York, as Equity Warrant Agent, dated as of August 9, 2005		8-A/A	000-51447	4.2	08/22/2005
4.2	Stockholder Equity Warrant Agreement for Warrants to Purchase up to 11,450,182 Shares of Common Stock, between Expedia, Inc. and Mellon Investor Services LLC, as Equity Warrant Agent, dated as of August 9, 2005		8-A/A	000-51447	4.3	08/22/2005
4.3	Optionholder Equity Warrant Agreement for Warrants to Purchase up to 1,558,651 Shares of Common Stock, between Expedia, Inc. and Mellon Investor Services LLC, as Equity Warrant Agent, dated as of August 9, 2005		8-A/A	000-51447	4.4	08/22/2005
4.4	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006
4.5	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007
10.1	Governance Agreement, by and among Expedia, Inc., Liberty Media Corporation and Barry Diller, dated as of August 9, 2005		10-Q	000-51447	10.6	11/14/2005
10.2	First Amendment to Governance Agreement, dated as of June 19, 2007, among Expedia, Inc., Liberty Media Corporation and Barry Diller		8-K	000-51447	10.1	06/19/2007
10.3	Stockholders Agreement, by and between Liberty Media Corporation and Barry Diller, dated as of August 9, 2005		8-K	000-51447	10.7	11/14/2005

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

10.4		Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005
10.5		Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005
10.6		Transition Services Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.12	11/14/2005
10.7		Credit Agreement dated as of July 8, 2005, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, Inc., a Nevada corporation, hotels.com, a Delaware corporation and Hotwire, Inc., a Delaware corporation, as Borrowers; the Lenders party thereto; Bank of America, N.A., as Syndication Agent; Wachovia Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents; JPMorgan Chase Bank, N.A., as Administrative Agent; and J.P. Morgan Europe Limited, as London Agent (“Credit Agreement”)		8-K	333-124303-01	10.1	07/14/2005
10.8		First Amendment to Credit Agreement, dated as of December 7, 2006		SC TO	005-80935	(b)(2)	12/11/2006
10.9		Second Amendment to Credit Agreement, dated as of December 18, 2006		SC TO/A	005-80935	(b)(3)	12/22/2006
10.10		Third Amendment to Credit Agreement, dated as of August 7, 2007		8-K	000-51447	10.1	08/08/2007
10.11		Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007
10	.12*	Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, effective as of January 1, 2009	X
10	.13*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009	X
10	.14*	Form of Restricted Stock Unit Agreement (domestic employees)		10-Q	000-51447	10.24	11/14/2006
10	.15*	Form of Restricted Stock Unit Agreement (directors)		10-Q	000-51447	10.9	11/14/2005
10	.16*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements		10-Q	000-51447	10.1	05/09/2007
10	.17*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009	X

Exhibit			Filed	Incorporated by Reference
No.		Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

10	.18*	Expedia Restricted Stock Unit Agreement between Dara Khosrowshahi and Expedia, Inc., dated March 7, 2006		10-K	000-51447	10.16	03/31/2006
10	.19*	Amendment Agreement between Dara Khosrowshahi and Expedia, Inc., dated December 31, 2008	X
10	.20*	Employment Agreement between Michael B. Adler and Expedia, Inc., effective as of May 16, 2006		10-Q	000-51447	10.19	11/14/2006
10	.21*	Expedia, Inc. Restricted Stock Unit Agreement between Expedia, Inc. and Michael B. Adler, effective as of May 16, 2006		10-Q	000-51447	10.20	11/14/2006
10	.22*	Amendment to Employment Agreement and Restricted Stock Unit Agreements between Expedia, Inc. and Michael B. Adler, dated December 31, 2008	X
10	.23*	Employment Agreement by and between Burke Norton and Expedia, Inc., effective October 25, 2006		10-Q	000-51447	10.21	11/14/2006
10	.24*	Expedia, Inc. Restricted Stock Unit Agreement (First Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.22	11/14/2006
10	.25*	Expedia, Inc. Restricted Stock Unit Agreement (Second Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.23	11/14/2006
10	.26*	Amendment to Employment Agreement and Restricted Stock Unit Agreements between Expedia, Inc. and Burke Norton, dated December 31, 2008	X
10	.27*	Separation Agreement between Paul Onnen and Expedia, Inc., dated August 30, 2007		10-Q	000-51447	10.1	11/08/2007
10	.28*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005
10	.29*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005
10	.30*	Employment Agreement by and between Pierre Samec and Expedia, Inc., effective August 7, 2007		10-K	000-51447	10.29	02/22/2008
10	.31*	First Amendment to Employment Agreement between Pierre V. Samec and Expedia, Inc., dated October 27, 2008	X
21		Subsidiaries of the Registrant	X
23.1		Consent of Independent Registered Public Accounting Firm	X
31.1		Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates reference to filing of IAC/InterActiveCorp

Certain instruments defining the rights of certain holders of long-term debt securities of Expedia, Inc. are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. Expedia, Inc. hereby agrees to furnish copies of these instruments to the Securities Exchange Commission upon request.

E-4