Form 10-Q
period 2009-03-31
Expedia, Inc.
filed 2009-04-30
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each of the registrant’s classes of common stock as of April 17, 2009 was:

Common stock, $0.001 par value per share	262,624,426 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Expedia, Inc.
Form 10-Q
For the Quarter Ended March 31, 2009

Part I.
Item 1. Consolidated Financial Statements
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Revenue	$635,712	$687,817
Cost of revenue (1)	143,513	152,260

Gross profit	492,199	535,557

Operating expenses:
Selling and marketing (1)	235,884	287,995
Technology and content (1)	77,672	71,946
General and administrative (1)	67,909	67,567
Amortization of intangible assets	9,069	18,051
Restructuring charges	8,718	—

Operating income	92,947	89,998

Other income (expense):
Interest income	2,671	8,115
Interest expense	(21,645)	(15,700)
Other, net	(6,947)	(3,673)

Total other expense, net	(25,921)	(11,258)

Income before income taxes	67,026	78,740
Provision for income taxes	(27,272)	(28,972)

Net income	39,754	49,768
Net (income) loss attributable to noncontrolling interests	(370)	1,538

Net income attributable to Expedia, Inc.	$39,384	$51,306

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.14	$0.18
Diluted	0.14	0.17

Shares used in computing earnings per share:
Basic	287,344	285,117
Diluted	287,875	294,031

(1) Includes stock-based compensation as follows:
Cost of revenue	$711	$580
Selling and marketing	3,991	3,752
Technology and content	5,176	4,822
General and administrative	8,694	8,652

Total stock-based compensation	$18,572	$17,806

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$475,234	$665,412
Restricted cash and cash equivalents	12,008	3,356
Short-term investments	89,974	92,762
Accounts receivable, net of allowance of $13,949 and $12,584	323,671	267,270
Prepaid merchant bookings	89,373	66,081
Prepaid expenses and other current assets	100,243	103,833

Total current assets	1,090,503	1,198,714
Property and equipment, net	240,152	247,954
Long-term investments and other assets	80,081	75,593
Intangible assets, net	818,210	833,419
Goodwill	3,519,825	3,538,569

TOTAL ASSETS	$5,748,771	$5,894,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, merchant	$640,305	$625,059
Accounts payable, other	171,742	150,534
Deferred merchant bookings	1,009,551	523,563
Deferred revenue	17,530	15,774
Accrued expenses and other current liabilities	201,435	251,238

Total current liabilities	2,040,563	1,566,168
Long-term debt	894,678	894,548
Credit facility	—	650,000
Deferred income taxes, net	199,041	189,541
Other long-term liabilities	213,928	213,028

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	341	340
Authorized shares: 1,600,000
Shares issued: 341,276 and 339,525
Shares outstanding: 262,548 and 261,374
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	5,989,002	5,979,484
Treasury stock — Common stock, at cost	(1,735,400)	(1,731,235)
Shares: 78,729 and 78,151
Retained earnings (deficit)	(1,876,175)	(1,915,559)
Accumulated other comprehensive loss	(41,733)	(16,002)

Total Expedia, Inc. stockholders’ equity	2,336,061	2,317,054
Noncontrolling interest	64,500	63,910

Total stockholders’ equity	2,400,561	2,380,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,748,771	$5,894,249

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities:
Net income	$39,754	$49,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	24,636	17,068
Amortization of intangible assets and stock-based compensation	27,641	35,857
Deferred income taxes	365	7,908
Gain on derivative instruments assumed at Spin-Off	—	(4,980)
Equity in loss of unconsolidated affiliates	328	823
Foreign exchange (gain) loss on cash and cash equivalents, net	4,620	(234)
Realized loss on foreign currency forwards	5,187	—
Other	1,227	615
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(60,198)	(93,285)
Prepaid merchant bookings and prepaid expenses	(29,963)	(66,372)
Accounts payable, merchant	16,425	88,014
Accounts payable, other, accrued expenses and other current liabilities	(15,788)	3,995
Deferred merchant bookings	486,014	518,219
Deferred revenue	1,756	6,383

Net cash provided by operating activities	502,004	563,779

Investing activities:
Capital expenditures, including internal-use software and website development	(23,386)	(33,188)
Acquisitions, net of cash acquired	(2,412)	(82,455)
Changes in long-term investments and deposits	3,175	(7,157)
Distribution from Reserve Primary Fund	5,418	—
Net settlement of foreign currency forwards	(5,187)	—
Maturities of short-term investments	2,903	—

Net cash used in investing activities	(19,489)	(122,800)

Financing activities:
Credit facility repayments	(650,000)	(345,000)
Changes in restricted cash and cash equivalents	(8,652)	(14,756)
Proceeds from exercise of equity awards	40	1,665
Excess tax benefit on equity awards	12	1,333
Treasury stock activity	(4,164)	(9,488)
Other, net	(5,714)	—

Net cash used in financing activities	(668,478)	(366,246)
Effect of exchange rate changes on cash and cash equivalents	(4,215)	5,749

Net increase (decrease) in cash and cash equivalents	(190,178)	80,482
Cash and cash equivalents at beginning of period	665,412	617,386

Cash and cash equivalents at end of period	$475,234	$697,868

Supplemental cash flow information
Cash paid for interest	$38,679	$25,511
Income tax payments, net	36,840	7,604
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
Note 1 — Basis of Presentation
Description of Business
     Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, hotels.com®, Hotwire.comtm, Expedia Affiliate Network (formerly “Worldwide Travel Exchange and Interactive Affiliate Network”), Classic Vacations, Egenciatm, eLongtm, Inc. (“eLong”), TripAdvisor® Media Network and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
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
     We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission (“SEC”).
Accounting Estimates
     We use estimates and assumptions in the preparation of our interim unaudited consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our interim unaudited consolidated financial statements. These estimates and assumptions also affect the reported amount of net income during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our interim unaudited consolidated financial statements include revenue recognition; recoverability of current and long-lived assets, intangible assets and goodwill; income and indirect taxes, such as potential settlements related to occupancy taxes; stock-based compensation and accounting for derivative instruments.
Reclassifications
     We have reclassified certain amounts relating to our prior period results to conform to our current period presentation. During the first quarter of 2009, our development and information technology teams were effectively combined to better support our global brands. As a result of our reorganization, in addition to costs to develop and maintain our website and internal use applications, technology and content expense now also includes the majority of information technology costs such as costs to support and operate our network and back-office applications (including related data center costs), system monitoring and network security, and other technology leadership and support functions. The most significant reclassification of costs occurred between general and administrative expense and technology and content expense as,

Notes to Consolidated Financial Statements — (Continued)
historically, a significant portion of the information technology costs were within general and administrative expense. Technology costs to operate our live site and call center applications in production remained in cost of revenue.
     The following table presents a summary of the amounts as reported and as reclassified in our consolidated statements of operations for the three months ended March 31, 2008:

	Three months ended
	March 31, 2008
	As reported	As reclassified
	(in thousands)
Revenue	$687,817	$687,817
Cost of revenue	151,943	152,260

Gross profit	535,874	535,557
Operating expenses:
Selling and marketing	287,122	287,995
Technology and content	52,302	71,946
General and administrative	88,401	67,567
Amortization of intangibles	18,051	18,051

Operating income	$89,998	$89,998

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
Note 2 — Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
     On January 1, 2008, we adopted certain provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies when another standard requires or permits assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require any new fair value measurements. On January 1, 2009, we adopted the remaining provisions of SFAS 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 did not materially impact our consolidated financial statements.
     On January 1, 2009, we adopted SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Contingent consideration arrangements are recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies are also typically recognized at their acquisition date fair values. In subsequent periods, contingent liabilities are measured at the higher of their acquisition date fair values or the estimated amounts to be realized. The adoption of SFAS 141R did not materially impact our consolidated financial statements but does change our accounting treatment for business combinations on a prospective basis.

Notes to Consolidated Financial Statements — (Continued)
     On January 1, 2009, we adopted SFAS No. 160, Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Beginning on January 1, 2009 upon adoption of SFAS 160, we recharacterized our minority interest as a noncontrolling interest and classified it as a component of equity in our consolidated financial statements with the exception of shares redeemable at the option of the minority holders, which are not significant and have been classified as a liability.
     On January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 did not materially impact our consolidated financial statements. See “Derivatives” below for applicable disclosures under SFAS 161.
New Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. We are in the process of evaluating the potential impact of the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 on our consolidated financial statements. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in the second quarter of 2009.
Other Investments
     During the first quarter of 2009, we received $5 million in distributions from the Reserve Primary Fund (the “Fund”). At March 31, 2009, we had $11 million in redemptions of money market holdings due from the Fund, of which $5 million was included in prepaid and other current assets and $6 million in long-term investments and other assets. During the first quarter of 2009, $6 million was reclassified from short-term to long-term as the Fund announced that it would not distribute a certain amount of fund assets until such time as pending claims and litigation against the Fund are settled. In April 2009, we received an additional $4 million in distributions from the Fund. The timing of distribution of the remaining fund assets, including amounts set aside for pending litigation, cannot be determined at this time and we may be required to record additional losses in future periods as further information becomes available from the Fund.
Derivatives
     Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated merchant accounts payable and deferred merchant bookings balances. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and are recorded at fair value with gains and losses recorded in other, net. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets (a

Notes to Consolidated Financial Statements — (Continued)
Level 2 input). We had a net forward asset of $5 million recorded in prepaid and other current assets as of March 31, 2009 and a net liability of $1 million recorded in accrued expenses and other current liabilities as of December 31, 2008. We recorded $2 million in net gains from foreign currency forward contracts during the three months ended March 31, 2009.
Note 3 — Debt
     The following table sets forth our outstanding debt:

	March 31,	December 31,
	2009	2008
	(In thousands)
8.5% senior notes due 2016, net of discount	$394,678	$394,548
7.456% senior notes due 2018	500,000	500,000

Long-term debt	894,678	894,548
Credit facility	—	650,000

Total long-term indebtedness	$894,678	$1,544,548

Long-term Debt
     Our $400 million of senior unsecured notes outstanding at March 31, 2009 are due in July 2016 and bear interest at 8.5% (the “8.5% Notes”). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year, beginning January 1, 2009. The 8.5% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. Prior to July 1, 2011, in the event of a qualified equity offering, we may redeem up to 35% of the 8.5% Notes at a redemption price of 108.5% of the principal plus accrued interest. Additionally, we may redeem the 8.5% Notes prior to July 1, 2012 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. On or after July 1, 2012, we may redeem the 8.5% Notes in whole or in part at specified prices ranging from 104.250% to 100% of the principal plus accrued interest.
     Our $500 million in registered senior unsecured notes outstanding at March 31, 2009 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes in accordance with the terms of the agreement, in whole or in part at any time at our option.
     The 7.456% and 8.5% Notes are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 10 — Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the 7.456% and 8.5% Notes was $13 million and $32 million as of March 31, 2009 and December 31, 2008.
Credit Facility
     Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries and expires in August 2010. No amounts were outstanding as of March 31, 2009. We had $650 million outstanding under the revolving credit facility as of December 31, 2008. The facility bears interest based on market interest rates plus a spread, which is determined based on our financial leverage. The interest rate was 1.34% as of December 31, 2008. On February 18, 2009, we amended our credit facility to replace a tangible net worth covenant with a minimum interest coverage covenant, among other changes. As part of this amendment our leverage ratio was tightened, pricing on our borrowings increased by 200 basis points and we paid approximately $6 million in fees, which is being amortized over the remaining term of the credit facility. The annual fee to maintain the facility ranges from 0.4% to 0.5% on the unused portion of the facility, or approximately $4 million to $5 million if all of the facility is unused. The facility also contains financial covenants consisting of a leverage ratio and an interest expense coverage ratio.

Notes to Consolidated Financial Statements — (Continued)
     The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of March 31, 2009, and December 31, 2008, there was $51 million and $58 million of outstanding stand-by LOCs issued under the facility.
Note 4 — Stockholders’ Equity
Stock-based Awards
     Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and stock options. Our RSUs generally vest over five years and our stock options generally vest over four years.
     As of March 31, 2009, we had stock-based awards outstanding representing approximately 27 million shares of our common stock consisting of options to purchase approximately 19 million shares of our common stock with a weighted average exercise price of $15.41 and weighted average remaining life of 5.8 years and approximately 8 million RSUs.
     Annual employee stock-based award grants typically occur during the first quarter of each year. In the first quarter of 2009, we began awarding stock options rather than RSUs as our primary form of stock-based compensation. During the three months ended March 31, 2009, we granted 10 million options and 1 million RSUs. During the three months ended March 31, 2008, we granted 3 million RSUs.
     The fair value of the stock options granted during the three months ended March 31, 2009 was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following weighted average assumptions:

Risk-free interest rate	1.74%
Expected volatility	49.92%
Expected life (in years)	4.73
Weighted-average estimated fair value of options granted	$3.17
Stock Warrants
     During the three months ended March 31, 2009, 26 million warrants, which were traded on the NASDAQ stock market under the symbols “EXPEW” and “EXPEZ”, expired unexercised.
Comprehensive Income
     Comprehensive income was $14 million and $47 million for the three months ended March 31, 2009 and 2008. The primary difference between net income attributable to Expedia, Inc. as reported and comprehensive income was foreign currency translation adjustments.

Notes to Consolidated Financial Statements — (Continued)
Note 5 — Earnings Per Share
     The following table presents our basic and diluted earnings per share:

	Three months ended March 31,
	2009	2008
	(in thousands, except per share data)
Net income attributable to Expedia, Inc.	$39,384	$51,306

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.14	$0.18
Diluted	0.14	0.17

Weighted average number of shares outstanding:
Basic	287,344	285,117

Dilutive effect of:
Options to purchase common stock	113	1,471
Warrants to purchase common stock	—	5,624
Other dilutive securities	418	1,819

Diluted	287,875	294,031

     The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Note 6 — Other, Net
     The following table presents the components of other, net:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Foreign exchange rate losses, net (1)	$(6,376)	$(7,824)
Equity loss of unconsolidated affiliates	(328)	(823)
Gain on derivative instruments assumed at Spin-Off	—	4,980
Other	(243)	(6)

Total	$(6,947)	$(3,673)

(1)	Included $50 thousand of net loss on revenue hedges for the three months ended March 31, 2009, which consisted of a net realized gain of $481 thousand and a net unrealized loss of $531 thousand.
Note 7 — Restructuring Charges
     During the first quarter of 2009, in conjunction with the reorganization of our business around our global brands, we recognized $9 million in restructuring charges. The domestic restructuring charges are expected to be substantially completed by the end of 2009, and our international restructuring charges in the first half of 2010.

Notes to Consolidated Financial Statements — (Continued)
     The following table summarizes the restructuring activity for the three months ended March 31, 2009:

	Employee
	Severance and
	Benefits	Other	Total
		(in thousands)
Accrued liability as of January 1, 2009	$—	$—	$—
Charges	7,946	772	8,718
Payments	(2,915)	(39)	(2,954)
Non-cash items	(67)	(624)	(691)

Accrued liability as of March 31, 2009	$4,964	$109	$5,073

Note 8 — Commitments and Contingencies
Legal Proceedings
     In the ordinary course of business, we are a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Expedia. We also evaluate other potential contingent matters, including value-added tax, federal excise tax, transient occupancy or accommodation tax and similar matters.
     Litigation Relating to Hotel Occupancy Taxes. Lawsuits have been filed by forty-six cities and counties involving hotel occupancy taxes. In addition, there have been six consumer lawsuits filed relating to taxes and fees. The municipality and consumer lawsuits are in various stages ranging from responding to the complaint to discovery. We continue to defend these lawsuits vigorously. To date, fifteen of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Five dismissals (Pitt County, North Carolina; Findlay, Ohio; Columbus and Dayton, Ohio; City of Orange, Texas; and Louisville, Kentucky) were based on a finding that the defendants were not subject to the local hotel occupancy tax ordinance. As a result of this litigation and other attempts by certain jurisdictions to levy similar taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes in the amount of $21 million and $20 million at March 31, 2009 and December 31, 2008. Our reserve is based on our best estimate and the ultimate resolution of these issues may be greater or less than the liabilities recorded.
     In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that tax payers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay to play.” These jurisdictions may attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of similar tax ordinances. Payment of these amounts, if any, is not an admission that we believe we are subject to such taxes and, even if any such payments are made, we will continue to defend our position vigorously. On March 30, 2009, the California Superior Court for Orange County determined we are not required to make a payment in order to litigate in Anaheim, California.
Note 9 — Segment Information
     Beginning in the first quarter of 2009, we have three reportable segments: Leisure, the TripAdvisor Media Network and Egencia. The change from two reportable segments, North America and Europe, was a result of the reorganization of our business around our global brands. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is “Operating Income Before Amortization” (OIBA as defined below). OIBA for our Leisure and Egencia segments includes allocations of certain expenses, primarily cost of revenue and facilities, and our Leisure segment includes the total costs of our Partner Services Group. We base the allocations primarily on transaction volumes and other

Notes to Consolidated Financial Statements — (Continued)
usage metrics; this methodology is periodically evaluated and may change. We do not allocate certain shared expenses such as accounting, human resources, information technology and legal to our reportable segments. We include these expenses in Corporate and Eliminations.
     Our Leisure segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and hotels.com in the United States and localized Expedia and hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Venere, eLong and Classic Vacations. Our TripAdvisor Media Network segment provides advertising services to travel suppliers on its websites, which aggregate traveler opinions and unbiased travel articles about cities, hotels, restaurants and activities in a variety of destinations through tripadvisor.com and its localized international versions as well as through its various travel media content properties within the TripAdvisor Media Network. Our Egencia segment provides managed travel services to corporate customers in North America, Europe, and the Asia Pacific region.
     Concurrent with the change to three reportable segments, we have expanded our segment disclosure to include intersegment revenues, which primarily consist of advertising and media services provided by our TripAdvisor Media Network segment to our Leisure segment. These intersegment transactions are recorded by each segment at estimated fair value as if the transactions were with third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within “Corporate and Eliminations” in the table below.
     Corporate and Eliminations also includes unallocated corporate functions and expenses. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense and restructuring charges in Corporate and Eliminations.
     The following tables present our segment information for the three months ended March 31, 2009 and 2008. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Three months ended March 31, 2009
		TripAdvisor		Corporate &
	Leisure	Media Group	Egencia	Eliminations	Total
	(in thousands)
Third-party Revenue	$559,200	$51,473	$25,039	$—	$635,712
Intersegment Revenue	—	34,029	—	(34,029)	—

Revenue	$559,200	$85,502	$25,039	$(34,029)	$635,712

Operating Income Before Amortization	$151,996	$48,081	$(1,102)	$(69,188)	$129,787
Amortization of intangible assets	—	—	—	(9,069)	(9,069)
Stock-based compensation	—	—	—	(18,572)	(18,572)
Restructuring charges	—	—	—	(8,718)	(8,718)
Realized gain on revenue hedges	—	—	—	(481)	(481)

Operating income (loss)	$151,996	$48,081	$(1,102)	$(106,028)	$92,947

Notes to Consolidated Financial Statements — (Continued)

	Three months ended March 31, 2008
		TripAdvisor		Corporate &
	Leisure	Media Group	Egencia	Eliminations	Total
	(in thousands)
Third-party Revenue	$612,822	$47,346	$27,649	$—	$687,817
Intersegment Revenue	—	24,524	—	(24,524)	—

Revenue	$612,822	$71,870	$27,649	$(24,524)	$687,817

Operating Income Before Amortization	$164,342	$35,354	$1,898	$(75,739)	$125,855
Amortization of intangible assets	—	—	—	(18,051)	(18,051)
Stock-based compensation	—	—	—	(17,806)	(17,806)

Operating income (loss)	$164,342	$35,354	$1,898	$(111,596)	$89,998

     As we finalize the implementation of our new structure during the second quarter of 2009, we may reclassify certain revenue and/or expenses from one segment to another with no impact on consolidated results.
Definition of Operating Income Before Amortization
     We provide OIBA as a supplemental measure to GAAP operating income and net income. During the first quarter of 2009, we reviewed and revised our definition of OIBA to better reflect our current operations and take into consideration the impact of new accounting literature. We now define OIBA as operating income plus: (1) stock-based compensation expense, including compensation expense related to certain subsidiary equity plans; (2) acquisition-related impacts, including amortization of intangible assets, goodwill and intangible asset impairment, gains (losses) recognized on changes in the value of contingent consideration arrangements, and gains (losses) recognized on noncontrolling investment basis adjustments when we acquire controlling interests; (3) certain infrequently occurring items, including restructuring; (4) charges incurred for monies that may be required to be paid in advance of litigation in certain occupancy tax proceedings and (5) gains (losses) realized on revenue hedging activities that are included in other, net.
     OIBA is the primary operating metric by which management evaluates the performance of our business, on which internal budgets are based, and by which management is compensated. Management believes that investors should have access to the same set of tools that management uses to analyze our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP measures. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the comparable GAAP measure, GAAP financial statements, and descriptions of the reconciling items and adjustments, to derive the non-GAAP measure. We present a reconciliation of this non-GAAP financial measure to GAAP below.
     OIBA represents the combined operating results of Expedia, Inc.’s businesses, taking into account depreciation of property and equipment (including internal-use software and website development), which we believe is an ongoing cost of doing business, but excluding the effects of non-cash or other expenses that may not be indicative of our core business operations. We believe this performance measure is useful to investors for the following reasons:
•	It provides greater insight into management decision making at Expedia, as OIBA is our primary internal metric for evaluating the performance of our business; and

•	It corresponds more closely to the cash operating income generated from our core operations by excluding significant non-cash operating expenses.
     OIBA has certain limitations in that it does not take into account the impact of certain expenses to our consolidated statements of operations, including stock-based compensation, acquisition-related accounting and certain other expenses, if applicable.

Notes to Consolidated Financial Statements — (Continued)
Reconciliation of OIBA to Operating Income and Net Income Attributable to Expedia, Inc.
     The following table presents a reconciliation of OIBA to operating income and net income attributable to Expedia, Inc for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008
	(in thousands)
OIBA	$129,787	$125,855
Amortization of intangible assets	(9,069)	(18,051)
Stock-based compensation	(18,572)	(17,806)
Restructuring charges	(8,718)	—
Realized gain on revenue hedges	(481)	—

Operating income	92,947	89,998

Interest expense, net	(18,974)	(7,585)
Other, net	(6,947)	(3,673)
Provision for income taxes	(27,272)	(28,972)
Net (income) loss attributable to noncontrolling interests	(370)	1,538

Net income attributable to Expedia, Inc.	$39,384	$51,306

NOTE 10 — Guarantor and Non-Guarantor Supplemental Financial Information
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
     During the second quarter of 2008, we reclassified amounts related to borrowings under our revolving credit facility in our condensed consolidating statements of operations, balance sheets and statements of cash flow from Parent to Guarantor Subsidiaries. There was no impact to consolidated totals. Prior periods have been restated to conform to current period presentation. In addition, during 2009, certain other reclassifications were made to conform to the current period presentation.

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$550,056	$164,313	$(78,657)	$635,712
Cost of revenue	—	117,793	26,862	(1,142)	143,513

Gross profit	—	432,263	137,451	(77,515)	492,199

Operating expenses:
Selling and marketing	—	216,608	96,761	(77,485)	235,884
Technology and content	—	62,631	15,038	3	77,672
General and administrative	—	46,127	21,815	(33)	67,909
Amortization of intangible assets	—	2,839	6,230	—	9,069
Restructuring charges	—	7,004	1,714	—	8,718

Operating income	—	97,054	(4,107)	—	92,947

Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	50,810	(2,820)	—	(47,990)	—
Other, net	(18,175)	(6,811)	(935)	—	(25,921)

Total other income (expense), net	32,635	(9,631)	(935)	(47,990)	(25,921)

Income (loss) before income taxes	32,635	87,423	(5,042)	(47,990)	67,026
Provision for income taxes	6,749	(35,654)	1,633	—	(27,272)

Net income (loss)	39,384	51,769	(3,409)	(47,990)	39,754
Net income attribuatable to noncontrolling interest	—	—	(370)	—	(370)

Net income (loss) attributable to Expedia, Inc.	$39,384	$51,769	$(3,779)	$(47,990)	$39,384

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$619,314	$172,988	$(104,485)	$687,817
Cost of revenue	—	127,579	25,815	(1,134)	152,260

Gross profit	—	491,735	147,173	(103,351)	535,557

Operating expenses:
Selling and marketing	—	281,669	109,733	(103,407)	287,995
Technology and content	—	60,449	11,479	18	71,946
General and administrative	—	45,413	22,116	38	67,567
Amortization of intangible assets	—	15,998	2,053	—	18,051

Operating income	—	88,206	1,792	—	89,998

Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	52,218	(2,409)	—	(49,809)	—
Other, net	(4,515)	616	(7,359)	—	(11,258)

Total other income (expense), net	47,703	(1,793)	(7,359)	(49,809)	(11,258)

Income (loss) before income taxes	47,703	86,413	(5,567)	(49,809)	78,740
Provision for income taxes	3,603	(33,420)	845	—	(28,972)

Net income (loss)	51,306	52,993	(4,722)	(49,809)	49,768
Net loss attributable to noncontrolling interest	—	—	1,538	—	1,538

Net income (loss) attributable to Expedia, Inc.	$51,306	$52,993	$(3,184)	$(49,809)	$51,306

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Total current assets	$48,820	$1,602,281	$356,673	$(917,271)	$1,090,503
Investment in subsidiaries	3,825,648	546,659	—	(4,372,307)	—
Intangible assets, net	—	682,918	135,292	—	818,210
Goodwill	—	3,015,779	504,046	—	3,519,825
Other assets, net	3,834	196,948	119,451	—	320,233

TOTAL ASSETS	$3,878,302	$6,044,585	$1,115,462	$(5,289,578)	$5,748,771

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$583,063	$1,864,412	$510,359	$(917,271)	$2,040,563
Long-term debt	894,678	—	—	—	894,678
Other liabilities	—	344,235	68,734	—	412,969
Stockholders’ equity	2,400,561	3,835,938	536,369	(4,372,307)	2,400,561

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,878,302	$6,044,585	$1,115,462	$(5,289,578)	$5,748,771

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Total current assets	$42,084	$1,784,614	$348,496	$(976,480)	$1,198,714
Investment in subsidiaries	3,799,986	545,401	—	(4,345,387)	—
Intangible assets, net	—	687,786	145,633	—	833,419
Goodwill	—	3,015,958	522,611	—	3,538,569
Other assets, net	4,063	214,663	104,821	—	323,547

TOTAL ASSETS	$3,846,133	$6,248,422	$1,121,561	$(5,321,867)	$5,894,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$570,621	$1,433,356	$538,671	$(976,480)	$1,566,168
Long-term debt	894,548	—	—	—	894,548
Credit facility	—	650,000	—	—	650,000
Other liabilities	—	355,561	47,008	—	402,569
Stockholders’ equity	2,380,964	3,809,505	535,882	(4,345,387)	2,380,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,846,133	$6,248,422	$1,121,561	$(5,321,867)	$5,894,249

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$499,237	$2,767	$502,004

Investing activities:
Net cash used in investing activities	—	(18,478)	(1,011)	(19,489)

Financing activities:
Credit facility repayments	—	(650,000)	—	(650,000)
Transfers (to) from related parties	4,146	(4,146)	—	—
Other, net	(4,146)	(15,485)	1,153	(18,478)

Net cash provided by (used in) financing activities	—	(669,631)	1,153	(668,478)
Effect of exchange rate changes on cash and cash equivalents	—	(4,663)	448	(4,215)

Net increase (decrease) in cash and cash equivalents	—	(193,535)	3,357	(190,178)
Cash and cash equivalents at beginning of period	—	538,342	127,070	665,412

Cash and cash equivalents at end of period	$—	$344,807	$130,427	$475,234

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$542,272	$21,507	$563,779

Investing activities:
Acquisitions, net of cash acquired	—	—	(82,455)	(82,455)
Other, net	—	(36,410)	(3,935)	(40,345)

Net cash used in investing activities	—	(36,410)	(86,390)	(122,800)

Financing activities:
Credit facility repayments	—	(345,000)	—	(345,000)
Transfers (to) from related parties	6,541	(82,621)	76,080	—
Other, net	(6,541)	(14,831)	126	(21,246)

Net cash provided by (used in) financing activities	—	(442,452)	76,206	(366,246)
Effect of exchange rate changes on cash and cash equivalents	—	9,707	(3,958)	5,749

Net increase in cash and cash equivalents	—	73,117	7,365	80,482
Cash and cash equivalents at beginning of period	—	379,199	238,187	617,386

Cash and cash equivalents at end of period	$—	$452,316	$245,552	$697,868

Part I.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
     The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     Our portfolio of brands includes Expedia.com®, hotels.com®, Hotwire.comtm, Expedia Affiliate Network (formerly “Worldwide Travel Exchange and Interactive Affiliate Network”), Classic Vacations, Egencia tm, eLongtm, TripAdvisor® Media Network and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Trends
     The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has been characterized by intense competition, as well as rapid and significant change. In addition, beginning in September 2008, global economic and financial market conditions worsened markedly, creating uncertainty for travelers and suppliers. This macroeconomic downturn has pressured discretionary spending on travel and advertising, with weakness initially identified in the United States and the United Kingdom markets increasing and spreading to all geographies. We cannot predict the magnitude or duration of the downturn, but our current limited visibility does not suggest any near-term improvement.
     In late April 2009, the World Health Organization acknowledged an outbreak of swine influenza, with reported cases in Mexico and eight other countries. In response, travel advisories were issued by several countries against non-essential travel, primarily to Mexico. We are unable to predict the scope or duration of the swine flu outbreak or its impact on the travel industry generally, or our business in particular. However, concerns relating to the health-risk posed by the swine flu could result in a decrease and/or delay in demand for our travel services. This decrease and/or delay in demand, depending on its scope and duration, could adversely affect our business and financial performance.
Airline Sector
     The airline sector in particular has historically experienced significant turmoil. U.S. airlines have responded to chronic overcapacity, financial losses and extreme volatility in oil prices by aggressively reducing their cost structures and seating capacities. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Many carriers have continued reducing capacity in 2009.
     In 2008, many carriers raised their per seat yields by increasing fares, assessing fuel surcharges and increasing the use of a la carte pricing for such items as baggage, food and beverage and preferred seating. Fare increases, fuel surcharges and other fees are also generally negative for Expedia’s business, as they may negatively impact traveler demand with no corresponding increase in our remuneration as our air revenue is tied principally to ticket volumes, not prices. Fare increases were especially pronounced through the first three quarters of 2008, but began to moderate in the fourth quarter of 2008, and average airfares have declined meaningfully in the first quarter of 2009 as carriers attempt to fill planes in a time of slower demand.
     In addition to capacity and pricing actions, carriers have responded to industry conditions by aggressively reducing costs in every aspect of their operations, including distribution costs. Prior to 2008, airlines lowered (and in some cases, eliminated) travel agent commissions and overrides, and increased direct distribution through their proprietary websites. Carriers also reduced payments to global distribution systems (“GDS”) intermediaries, which have historically passed on a portion of these payments to large travel agents, including Expedia. In early 2009, Expedia.com and other major online travel agencies began offering air tickets to consumers without an associated online booking fee on a promotional basis, matching the airline supplier sites, which also do not charge online booking fees. The promotion contributed to lower revenue per ticket for Expedia in the first quarter of 2009.
     Primarily as a result of decreased costs of distribution and reduced access to excess air supply, Expedia’s revenue per air ticket decreased more than 10% in each of 2005, 2006 and 2007, and by 2008 air revenue constituted less than 15% of the Company’s global revenue. We saw greater stability in air revenue per ticket during 2008 due to our signing long-term agreements with nine of the top ten domestic carriers and three GDS providers in prior years, as well as an increase in booking fees for Expedia.com travelers. However, in the first quarter of 2009, in part due to our booking fee promotion, our revenue per ticket declined 14%. If this promotion is extended, or made permanent, it would further reduce our annual air revenue. We may also encounter additional pressure on air remuneration as certain supply agreements renew in 2009 and beyond.
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

Hotel Sector
     In 2008, the hotel sector witnessed continued supply growth and rapidly slowing demand, resulting in declining occupancy rates. Average daily rate (“ADR”) growth, which had been robust in 2006 and 2007, slowed considerably throughout 2008, and by the fourth quarter was declining year-over-year. Some key leisure travel markets for Expedia, such as Las Vegas and Hawaii, have seen dramatic year-on-year declines in ADRs. In early 2009, we have experienced a further weakening in ADRs due primarily to continued declines in industry occupancy rates and weak consumer demand.
     While lower occupancies have historically increased our supply of merchant hotel rooms, and a lower rate of ADR growth can positively impact underlying room night growth, lower ADRs also decrease our revenue per room night as our remuneration varies proportionally with the room price. ADRs on Expedia’s worldwide sites grew 7% in 2007, but declined 1% in 2008, including a 10% decrease in the fourth quarter of 2008 compared to the same period in 2007. In the first quarter of 2009, ADRs declined 18% compared to the same period in 2008. Our hotel remuneration is also impacted by our hotel margins, which declined in 2008 due to adverse movements in foreign exchange rates, lower fees and more competitive hotel pricing.
     Industry sources forecast lower occupancies and year-on-year declines in ADRs in 2009 compared to 2008. These trends, combined with softer demand in a weakening economy and lower air capacity into our core leisure travel destinations, create a challenging backdrop for our hotel business, which has been a key source of revenue and profitability for Expedia.
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
     Differentiation among the various website offerings has narrowed dramatically in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on features other than price. Newer competitive entrants such as “meta search” companies have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies; although in most cases they are not providing actual travel booking services. In early 2009, TripAdvisor.com launched a competitive meta search travel offering featuring a Fee Estimator enabling customers to see the price of their flight including various airline fees such as baggage charges.
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
     We believe our flagship Expedia brand appeals to the broadest range of travelers, with our extensive product offering ranging from single item bookings of discounted product to dynamic bundling of higher-end travel packages. Our hotels.com site and its international versions target travelers with premium hotel content such as 360-degree tours and hotel reviews. In the United States, hotels.com generally appeals to travelers with shorter booking windows who prefer to drive to their destinations, and who make a significant portion of their travel bookings over the telephone.
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
     Technology and Continuous Innovation. Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft to our introduction of more recent innovations such as Expedia.com’s TravelAds sponsored search product for hotel advertisers, hotels.com’s slider tools for improving search results, hotel.com’s iPod and iPhone applications and the TripAdvisor Media Network’s meta search Fee Estimator, the first tool of its kind to help consumers estimate the complete cost of air travel in this developing era of unbundled air pricing.
     We intend to continue innovating on behalf of our travelers, suppliers and advertisers with particular focus on improving the traveler experience, supplier integration and presentation, platform improvements, search engine marketing and search engine optimization.
     Global Reach. Our Expedia, hotels.com and TripAdvisor Media Network brands operate both in North America and internationally. We also offer Chinese travelers an array of products and services through our majority ownership in eLong, and we offer hotels to European-based travelers through our wholly-owned subsidiary Venere, which we acquired in the third quarter of 2008. During the first quarter of 2009, approximately 32% of worldwide gross bookings and 30% of worldwide revenue were international.
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
     We intend to continue investing in and growing our international points of sale. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce. Future launches may occur under any of our brands, or through acquisition of third party brands, as in the case of eLong, Venere and Egencia.
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
     In 2008, over 60% of our revenue came from transactions involving the booking of hotel reservations, with less than 15% of our worldwide revenue derived from the sale of airline tickets. We facilitate travel products and services either as stand-alone products or as part of package transactions. We have emphasized growing our merchant hotel and packages businesses as these result in higher revenue per transaction; however, primarily through our Venere brand we are working to grow our global agency hotel business. We also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We have been working toward and will continue to work toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increasing advertising revenue from our worldwide websites such as Expedia.com and hotels.com, which have historically been focused on transaction revenue. During the first quarter of 2009, advertising and media revenue accounted for approximately 11% of worldwide revenue.
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
     For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Stock-based Compensation
     In the first quarter of 2009, we began awarding stock options rather than restricted stock units as our primary form of employee stock-based compensation. We measure the value of stock option awards on the date of grant at fair value using the Black-Scholes option valuation model. We amortize the fair value, net of estimated forfeitures, over the remaining term on a straight-line basis. The Black-Scholes model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
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
Segments
     Beginning in the first quarter of 2009, we have three reportable segments: Leisure, the TripAdvisor Media Network and Egencia. The change from two reportable segments, North America and Europe, was a result of the reorganization of our business around our global brands. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance.
     Our Leisure segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and hotels.com in the United States and localized Expedia and hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Venere, eLong and Classic Vacations. Our TripAdvisor Media Network segment provides advertising services to travel suppliers on its websites, which aggregate traveler opinions and unbiased travel articles about cities, hotels, restaurants and activities in a variety of destinations through tripadvisor.com and its localized international versions as well as through its various travel media content properties within the TripAdvisor Media Network. Our Egencia segment provides managed travel services to corporate customers in North America, Europe, and the Asia Pacific region.
Reclassifications
     During the first quarter of 2009, our development and information technology teams were effectively combined to better support our global brands. As a result of our reorganization, in addition to costs to develop and maintain our website and internal use applications, technology and content expense now also includes the majority of information technology costs such as costs to support and operate our network and back-office applications (including related data center costs), system monitoring and network security, and other technology leadership and support functions. The most significant reclassification of costs occurred between general and administrative expense and technology and content expense as, historically, a significant portion of the information technology costs were within general and administrative expense. Technology costs to operate our live site and call center applications in production remained in cost of revenue. For a detail of the amounts reclassified for the three months ended March 31, 2008, see Note 1 — Basis of Presentation in the notes to the consolidated financial statements.
Operating Metrics
     Our operating results are affected by certain metrics, such as gross bookings and revenue margin, which we believe are necessary for an understanding and evaluation of Expedia’s Leisure and Egencia segments. Gross bookings represent the total retail value of transactions booked for both agency and merchant transactions, recorded at the time of booking reflecting the total price due for travel by travelers, including taxes, fees and other charges, and are generally reduced for cancellations and refunds. As travelers have increased their use of the internet to book travel arrangements, we have generally seen our gross bookings increase, reflecting the growth in the online travel industry and our business acquisitions. Revenue margin is defined as revenue as a percentage of gross bookings.
Gross Bookings and Revenue Margin

	Three months ended March 31,
	2009	2008	% Change
	($ in thousands)
Gross Bookings
Leisure	$4,904,264	$5,509,536	(11%)
TripAdvisor Media Group(1)	—	—	N/A
Egencia	321,132	392,930	(18%)

Total gross bookings	$5,225,396	$5,902,466	(11%)

Revenue Margin
Leisure	11.4%	11.1%
TripAdvisor Media Group(1)	N/A	N/A
Egencia	7.8%	7.0%
Total revenue margin(1)	12.2%	11.7%

(1)	TripAdvisor Media Group, which is comprised of media businesses that differ from our transaction-based websites and our Egencia business, does not have associated gross bookings or revenue margin. However, third-party revenue from the TripAdvisor Media Group is included in revenue used to calculate total revenue margin.
     The decrease in worldwide gross bookings for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to a 13% decrease in airfares and an 18% decrease in hotel ADRs, partially offset by a 7% increase in transactions.
     The increase in revenue margin for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to an increased mix of advertising and media revenue.

Results of Operations
Revenue

	Three months ended March 31,
	2009	2008	% Change
	($ in thousands)
Leisure	$559,200	$612,822	(9%)
TripAdvisor Media Group (Third-party revenue)	51,473	47,346	9%
Egencia	25,039	27,649	(9%)

Total revenue	$635,712	$687,817	(8%)

     Revenue decreased for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to decreases in worldwide hotel and air revenue, including declines in package revenue, within our Leisure segment, partially offset by an increase in advertising and media revenue within our Leisure and TripAdvisor Media Group segments.
     Worldwide hotel revenue (including both merchant and agency) decreased 10% for the three months ended March 31, 2009, compared to the same period in 2008. The decrease was primarily due to a 20% decrease in revenue per room night, partially offset by a 13% increase in room nights stayed, including rooms delivered as a component of packages and nights booked through Venere. Revenue per room night decreased due to an 18% decrease in worldwide ADRs for the three months ended March 31, 2009 compared to the same period in 2008.
     Worldwide air revenue decreased 17% for the three months ended March 31, 2009, compared to the same period in 2008, due to a 14% decrease in revenue per air ticket driven by lower commissions and overrides, a lower mix of merchant air tickets, the negative impact of foreign exchange and lower consumer booking fees . Ticket volumes declined 4% reflecting lower passenger volumes due to carrier capacity cuts and softening in traveler demand, partially offset by ticket volume share gains driven in part by our booking fee promotion beginning in March.
     The remaining worldwide revenue other than hotel and air discussed above, which includes advertising and media, car rental, destination services, agency cruise, increased by 5% for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to an increase in our advertising and media and car rental revenue.
     Advertising and media revenue increased 15% for the three months ended March 31, 2009, compared to the same period in 2008. Package revenue decreased 18% for the three months ended March 31, 2009, compared with the prior year period primarily due to lower ADRs.
Cost of Revenue and Gross Profit

	Three months ended March 31,
	2009	2008	% Change
	($ in thousands)
Cost of revenue	$143,513	$152,260	(6%)
% of revenue	22.6%	22.1%

Gross profit	$492,199	$535,557	(8%)
% of revenue	77.42%	77.86%
     Cost of revenue decreased for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to decreased revenue.

     Gross profit decreased for the three months ended March 31, 2009, compared to the same period in 2008, due to decreased revenue and a 44 basis point decrease in gross margin. Gross margin declined due to increases in certain cost categories such as data center costs and customer incentives, partially offset by efficiencies in call center costs and merchant credit card fees.
Selling and Marketing

	Three months ended March 31,
	2009	2008	% Change
	($ in thousands)
Selling and marketing	$235,884	$287,995	(18%)
% of revenue	37.1%	41.9%
     Selling and marketing expenses decreased for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to lower offline and online advertising spend and lower private label and affiliate expenses associated with the lower overall travel demand environment, and was driven by decreases in our Leisure segment including Expedia branded points of sale in Europe and the United States as well as hotels.com in the United States.
Technology and Content

	Three months ended March 31,
	2009	2008	% Change
	($ in thousands)
Technology and content	$77,672	$71,946	8%
% of revenue	12.2%	10.5%
     Technology and content expense increased for the three months ended March 31, 2009, compared to the same period of 2008, primarily due to increased depreciation of technology assets including software development costs.
General and Administrative

	Three months ended March 31,
	2009	2008	% Change
	($ in thousands)
General and administrative	$67,909	$67,567	1%
% of revenue	10.7%	9.8%
     General and administrative expenses were relatively flat for the three months ended March 31, 2009 compared to the same period in 2008.
Amortization of Intangible Assets

	Three months ended March 31,
	2009	2008	% Change
	($ in thousands)
Amortization of intangible assets	$9,069	$18,051	(50%)
% of revenue	1.4%	2.6%
     Amortization of intangible assets decreased for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to the completion of amortization related to certain technology and supplier relationship intangible assets, partially offset by amortization related to new business acquisitions over the past year.

Restructuring Charges
     During the first quarter of 2009, in conjunction with the reorganization of our business around our global brands, we recognized $9 million in restructuring charges. For additional information, see Note 7 — Restructuring Charges in the notes to the consolidated financial statements.
Operating Income

	Three months ended March 31,
	2009	2008	% Change
	($ in thousands)
Operating income	$92,947	$89,998	3%
% of revenue	14.6%	13.1%
     Operating income increased for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to a decline in sales and marketing expense and intangible asset amortization expense, partially offset by a decrease in gross profit and restructuring charges during the first quarter of 2009.
Operating Income Before Amortization (“OIBA”)

	Three months ended March 31,
	2009	2008	% Change
	($ in thousands)
OIBA	$129,787	$125,855	3%
% of revenue	20.4%	18.3%
     The increase in OIBA for the three months ended March 31, 2009, compared to the same period in 2008, was primarily due to a decline in sales and marketing expense, partially offset by a decrease in gross profit. OIBA as a percentage of revenue increased primarily due to a decline in sales and marketing expense as a percentage of revenue, partially offset by an increase in technology and content expense as a percentage of revenue during the three months ended March 31, 2009.
Definition of OIBA
     We provide OIBA as a supplemental measure to GAAP operating income and net income. During the first quarter of 2009, we reviewed and revised our definition of OIBA to better reflect our current operation and take into consideration the impact of new accounting literature. We now define OIBA as operating income plus: (1) stock-based compensation expense, including compensation expense related to certain subsidiary equity plans; (2) acquisition-related impacts, including amortization of intangible assets, goodwill and intangible asset impairment, gains (losses) recognized on changes in the value of contingent consideration arrangements, and gains (losses) recognized on noncontrolling investment basis adjustments when we acquire controlling interests; (3) certain infrequently occurring items, including restructuring, (4) charges incurred for monies that may be required to be paid in advance of litigation in certain occupancy tax proceedings and (5) gains (losses) realized on revenue hedging activities that are included in other, net.
     OIBA is the primary operating metric by which management evaluates the performance of our business, on which internal budgets are based, and by which management is compensated. Management believes that investors should have access to the same set of tools that management uses to analyze our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP measures. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the comparable GAAP measure, GAAP financial statements, and descriptions of the reconciling items and adjustments, to derive the non-GAAP measure. We present a reconciliation of this non-GAAP financial measure to GAAP below.
     OIBA represents the combined operating results of Expedia, Inc.’s businesses, taking into account depreciation of property and equipment (including internal-use software and website development), which we believe is an ongoing cost of doing business, but excluding the effects of non-cash or other expenses that may not be indicative of our core business operations. We believe this performance measure is useful to investors for the following reasons:

•	It provides greater insight into management decision making at Expedia, as OIBA is our primary internal metric for evaluating the performance of our business; and

•	It corresponds more closely to the cash operating income generated from our core operations by excluding significant non-cash operating expenses.
     OIBA has certain limitations in that it does not take into account the impact of certain expenses to our consolidated statements of operations, including stock-based compensation, acquisition-related accounting and certain other items, if applicable.
Reconciliation of OIBA to Operating Income and Net Income Attributable to Expedia, Inc.
     The following table presents a reconciliation of OIBA to operating income and net income attributable to Expedia, Inc. for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008
	(in thousands)
OIBA	$129,787	$125,855
Amortization of intangible assets	(9,069)	(18,051)
Stock-based compensation	(18,572)	(17,806)
Restructuring charges	(8,718)	—
Realized gain on revenue hedges	(481)	—

Operating income	92,947	89,998

Interest expense, net	(18,974)	(7,585)
Other, net	(6,947)	(3,673)
Provision for income taxes	(27,272)	(28,972)
Net (income) loss attributable to noncontrolling interests	(370)	1,538

Net income attributable to Expedia, Inc.	$39,384	$51,306

Interest Income and Expense

	Three months ended March 31,
	2009	2008	% Change
	($ in thousands)
Interest income	$2,671	$8,115	(67%)
Interest expense	(21,645)	(15,700)	38%
     Interest income decreased for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to lower average interest rates. Interest expense increased for the three months ended March 31, 2009, compared to the same period in 2008, primarily resulting from additional interest on the $400 million senior unsecured notes issued in June 2008.

Other, Net
   Other, net is comprised of the following:

	Three months ended March 31,
	2009	2008	% Change
	($ in thousands)
Foreign exchange rate losses, net	$(6,376)	$(7,824)	(19%)
Equity loss of unconsolidated affiliates	(328)	(823)	(60%)
Gain on derivative instruments assumed at Spin-Off	—	4,980	(100%)
Other	(243)	(6)	3,950%

Total other, net	$(6,947)	$(3,673)	89%

Provision for Income Taxes

	Three months ended March 31,
	2009	2008	% Change
	($ in thousands)
Provision for income taxes	$(27,272)	$(28,972)	(6%)
Effective tax rate	40.7%	36.8%
     We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.
     The increase in the effective rate for the first quarter of 2009 as compared to the same period in 2008 was primarily due to a non-taxable gain on derivatives in the first quarter of 2008 that did not recur in 2009 and higher accruals related to uncertain tax positions.
     Our effective tax rate was 40.7% for the three months ended March 31, 2009, which is higher than the 35% federal statutory rate primarily due to state income taxes and accruals related to uncertain tax positions.
     Our effective tax rate was 36.8% for the three months ended March 31, 2008, which is higher than the 35% federal statutory rate primarily due to state income taxes and accruals related to uncertain tax positions, partially offset by non-taxable gains related to our derivative liabilities.
Financial Position, Liquidity and Capital Resources
     Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances which were $565 million and $758 million at March 31, 2009, and December 31, 2008 and included $141 million and $140 million of cash and short-term investments at eLong, whose results are consolidated into our financial statements due to our controlling voting and economic ownership interest; and our $1 billion revolving credit facility, of which $949 million was available as of March 31, 2009. This represents the total $1 billion facility less $51 million of outstanding stand-by letters of credit.
     On February 18, 2009, we amended our credit facility to replace a tangible net worth covenant with a minimum interest coverage covenant, among other changes. As part of this amendment, our leverage ratio was tightened, pricing on our borrowings increased by 200 basis points and we paid approximately $6 million in fees, which will be amortized over the remaining term of the credit facility. Outstanding credit facility borrowings bear interest reflecting our financial leverage; based on our March 31, 2009 financial statements, the interest rate would equate to a base rate plus 262.5 basis points. At our discretion, we may choose a base rate on borrowings equal to (1) the greater of the Prime rate or the Federal Funds Rate plus 50 basis points or LIBOR plus 100 basis points or (2) various durations of LIBOR.

     Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within two weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we pay after the travelers’ use and subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital will positively impact operating cash flows. However, due to various factors, including decreases in bookings, growth in other business models that lack the same working capital benefits as the merchant model, and technology and process initiatives which have resulted in quicker payments to hotel suppliers, we have experienced a reduction in our working capital benefits to cash flows for the first quarter of 2009 compared to the same period in 2008.
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
     As of March 31, 2009, we had a deficit in our working capital of $950 million, compared to a deficit of $367 million as of December 31, 2008 primarily due to the repayment of $650 million of borrowings under our credit facility in the first quarter of 2009.
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
     Our cash flows are as follows:

	Three months ended March 31,
	2009	2008	$ Change
	(in thousands)
Cash provided by (used in):
Operating activities	$502,004	$563,779	$(61,775)
Investing activities	(19,489)	(122,800)	103,311
Financing activities	(668,478)	(366,246)	(302,232)
Effect of foreign exchange rate changes on cash and cash equivalents	(4,215)	5,749	(9,964)
     For the three months ended March 31, 2009, net cash provided by operating activities decreased by $62 million primarily due to a decrease in changes in operating assets and liabilities, including an increase in tax and interest payments and a lower benefit from our merchant hotel business.
     Cash used in investing activities decreased by $103 million for the three months ended March 31, 2009 primarily due to an $80 million decrease in net cash paid for acquisitions, as well as a decrease in capital expenditures of $10 million.
     Cash used in financing activities for the three months ended March 31, 2009 primarily included the repayment of $650 million of borrowings under the credit facility. Cash used in financing activities for the three months ended March 31, 2008 primarily included the repayment of $345 million of borrowings under the credit facility.
     We currently have authorization, for which there is no fixed termination date, from our Board of Directors to repurchase up to 20 million outstanding shares of our common stock; no such repurchases have been made under this authorization as of April 30, 2009. The number of shares we may repurchase under this authorization is subject to certain of our debt covenants.

     In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that tax payers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay to play.” These jurisdictions may also attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of similar tax ordinances. Payment of these amounts, if any, is not an admission that we believe we are subject to such taxes and, even if any such payments are made, we will continue to defend our position vigorously.
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
Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
     There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2008. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of March 31, 2009 or December 31, 2008.

Part I.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
     There has been no material change in our market risk during the three months ended March 31, 2009. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.

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
     There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
     In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2008. The following are developments regarding such legal proceedings:
Consumer Class Action Litigation
     hotels.com. A status hearing is scheduled for May 20, 2009.
     Expedia® Washington. Both sides filed motions for summary judgment on April 27, 2009. Responses are due on May 11, 2009 and a hearing is scheduled for May 22, 2009. Mediation is scheduled on June 16, 2009. Trial is scheduled for July 27, 2009.
     Hotwire. A tentative settlement has been reached. A preliminary approval hearing is scheduled for April 30, 2009.
     Consumer Case against Expedia, hotels.com and Hotwire. Defendants filed a motion to dismiss on March 6, 2009.
Litigation Relating to Hotel Occupancy Taxes
     City of Los Angeles Litigation. Los Angeles has initiated the administrative process.
     City of Rome, Georgia Litigation. Certain cities have issued assessments.
     City of San Diego, California Litigation. San Diego has initiated the administrative process.
     City of Atlanta, Georgia Litigation. On March 23, 2009, the Georgia Supreme Court reversed and vacated the dismissal. On April 9, 2009, the court denied defendants’ motion to reconsider.
     City of Charleston, South Carolina Litigation. Trial is scheduled for March 8, 2010.
     City of San Antonio, Texas Litigation. Both parties have filed motions for summary judgment. Defendants’ responses were filed on April 20, 2009 and plaintiff’s responses are due on May 1, 2009. A mediation is scheduled for May 27, 2009. Trial is scheduled for October 5, 2009.
     City of Gallup, New Mexico Litigation. Plaintiffs reply in support of its motion to certify the class is due on April 30, 2009.
     Town of Mt. Pleasant, South Carolina Litigation. Trial is now scheduled for March 8, 2010.
     Columbus, Georgia Litigation. On April 22, 2009, the court entered an order staying the litigation pending the appeal before the Georgia Supreme Court. Columbus has served notices of assessment.
     Lake County, Indiana Convention and Visitors Bureau Litigation. Defendants filed a motion for summary judgment for failure to exhaust administrative remedies on March 31, 2009. Plaintiff’s response is due on April 30, 2009.
     North Myrtle Beach Litigation. Trial is scheduled for March 2010.
     Louisville/Jefferson County Metro Government, Kentucky Litigation. Plaintiffs filed their opening appellate brief on the court’s order dismissing the lawsuit on February 25, 2009. Defendants’ filed their response brief on April 27, 2009.
     Nassau County, New York Litigation. Plaintiff’s appeal to the court’s order greeting defendants’ motion to dismiss is pending.
     Wake County, North Carolina Litigation. The discovery deadline is July 10, 2009.
     Buncombe County Litigation. The discovery deadline is July 10, 2009.
     Dare County, North Carolina Litigation. The discovery deadline is July 10, 2009.
     Myrtle Beach, South Carolina Litigation. There is no trial date scheduled.

Part II.
Item 1. Legal Proceedings
     City of Oakland, California Litigation. A hearing on the appeal to the court’s order granting defendants’ motion to dismiss was held on April 17, 2009 and the court took the appeal under advisement.
     Mecklenburg County Litigation. The discovery deadline is July 10, 2009.
     Cities of Goodlettsville and Brentwood, Tennessee Litigation. On March 31, 2009, the court denied defendants’ motion to dismiss. Defendants’ answers were filed on April 24, 2009.
     County of Monroe, Florida Litigation. The court dismissed the January 12, 2009 complaint for failure to file a joint scheduling report. Plaintiff refiled its complaint on April 15, 2009. Defendants filed a motion to dismiss on April 23, 2009.
     Township of Lyndhurst, New Jersey Litigation. On March 18, 2009, the court granted defendants’ motion to dismiss for lack of standing. On April 9, 2009, plaintiffs’ filed a notice of appeal.
     City of Baltimore Litigation. Defendants filed a motion to dismiss on March 16, 2009. Plaintiff’s response was filed on April 16, 2009. Defendants’ reply is due on May 15, 2009.
     Worcester County, Maryland Litigation. Defendants filed a motion to dismiss on March 16, 2009. Plaintiff’s response was filed on April 16, 2009. Defendants’ reply is due on May 15, 2009.
     City of Anaheim California Litigation. On March 30, 2009, the court overruled the city’s demurrer to the companies’ “pay to play” motion. As a result, the online travel companies are not required to pay the assessed amounts before challenging those assessments in the trial court. A hearing on the petition to coordinate with San Diego and Los Angeles is scheduled for April 30, 2009.
     City of San Francisco Transient Occupancy Tax Assessment. A hearing on the petition to coordinate the San Francisco matter with the San Diego and Anaheim matters is scheduled for April 30, 2009.
     City of San Diego Transient Occupancy Tax Assessment. A hearing on a petition to coordinate the San Diego matter with the Anaheim and Los Angeles matters is scheduled for April 30, 2009.
     At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes. The states of South Carolina, Texas, Pennsylvania, Florida, Georgia, Indiana, New Mexico, New York, West Virginia, Wisconsin and Kansas; the counties of Miami-Dade, Broward and Duvall, Florida; the cities of Alpharetta, Atlanta, Augusta, Cartersville, Cedartown, Clayton, College Park, Columbus, Dalton, East Point, Hart, Hartwell, Macon, Richmond, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; the counties of Cobb, DeKalb, Fulton and Gwinnett, Georgia; the cities of Los Angeles, San Diego, San Francisco, Anaheim, West Hollywood, South Lake Tahoe, Palm Springs, Monterey County, Sacramento, Long Beach, Napa, Newport Beach, Oakland, Irvine, Fresno, La Quinta, Dana Point, Laguna Beach, Riverside, Eureka, La Palma, Twenty-nine Palms, Laguna Hills, Garden Grove, Corte Madera, Santa Rosa, Manhattan Beach, Huntington Beach, Ojai, Orange, Sacramento, Sunnyvale, Truckee and Walnut Creek, California; the county of Monterey, California; the cities of Phoenix, Scottsdale, Tucson and Peoria, Arizona; undisclosed cities in Alabama; Jefferson County, Arkansas; the cities of Pine Bluff, and North Little Rock, Arkansas; the city of Chicago, Illinois; the cities of New Orleans and Lafayette Parish, Louisiana; the city of Baltimore, Maryland; New York City; and the city of Madison, Wisconsin, among others, have begun or attempted to pursue formal or informal audits or administrative procedures, or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.
     The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.
     The following additional cases were filed during the first quarter of 2009:
     Broward County, Florida Litigation. On January 12, 2009, Expedia, hotels.com, L.P. and Hotwire filed separate actions against Broward County, Florida and the Florida Department of Revenue. Expedia, Inc. v. Broward County Florida, et. al., Case Nos., 37 2009 CA 000131, 37 2009 CA 000129, and 37 2009 000128 (Second Judicial Circuit Court, State of Florida, Leon County). The complaints contest the assessments against plaintiffs on the grounds that plaintiffs are not subject to the tourist development tax, among other claims. Defendants answered and asserted counterclaims on February 2, 2009. Plaintiffs’ motion to dismiss defendants' counterclaims is pending. A hearing on defendants' motion to consolidate the lawsuits is scheduled for April 30, 2009.
     City of Jacksonville Litigation. On July 28, 2006, the city of Jacksonville, Florida filed a putative class action in state court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. The lawsuit was dismissed for failure to exhaust administrative remedies. In February 2009 the court gave leave for plaintiffs to refile its complaint. Plaintiffs’ amended complaint was filed on March 10, 2009. City of Jacksonville v. Hotels.com LP, et. al., 2006-CA-005393-XXXX-MA, CV-B (Circuit Court, Fourth Judicial Circuit, Duval County, Florida). The complaint alleges that the defendants have failed to pay to the city the tourist and convention development taxes as required by state and municipal ordinance. The complaint seeks damages in an unspecified amount. On April 8, 2009, defendants filed their answers.
     City of Bowling Green, Kentucky. On March 10, 2009, the city of Bowling Green, Kentucky filed an individual action against a number of internet travel companies, including Expedia, Inc., hotels.com LP and Hotwire, Inc. City of Bowling Green, Kentucky vs. hotels.com, L.P., et. al., Civil Action 09-CI-409, Commonwealth of Kentucky, Warren Circuit Court. The complaint alleges that the defendants have failed to pay transient room taxes as required by municipal ordinance. Defendants’ response is due on May 21, 2009.
     County of Genesee, County of Calhoun, County of Ingham and County of Saginaw, Michigan. On February 24, 2009, four Michigan Counties, Genesee, Calhoun, Ingham and Saginaw filed an individual action against a number of internet travel companies, including Expedia, Inc., hotels.com L.P., hotels.com GP, LLC and TravelNow.com, Inc. County of Genesee, Michigan v. hotels.com, L.P., et. al., 09-265-CZ (Circuit Court for the County of Ingham, Michigan). The complaint alleges that the defendants have failed to pay hotel accommodation taxes as required by county ordinance. Defendants’ response is due on May 14, 2009.

Part II.
Item 1. Legal Proceedings
     South Carolina Litigation. On March 16, 2009, Travelscape, LLC filed a notice of appeal in the South Carolina Court of Appeals. Travelscape, LLC v. South Carolina Department of Revenue, 2008-ALJ-17-0076-CC (State of South Carolina Court of Appeals). Plaintiff appeals the Administrative Law Court’s order of February 13, 2009, relating to the South Carolina Department of Revenue’s assessment of sales and accommodations taxes against plaintiffs. Plaintiff’s initial brief is due on May 13, 2009.

Part II.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II.
Item 6. Exhibits
     The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed		Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1
Fourth Amendment, dated as of February 18, 2009, to the Credit Agreement dated as of July 8, 2005, as amended by the First Amendment dated as of December 7, 2006, the Second Amendment dated as of December 18, 2006 and the Third Amendment dated as of August 7, 2007, among Expedia, Inc., a Delaware corporation; Expedia, Inc., a Washington corporation (successor to Hotels.com, a Delaware corporation); Travelscape LLC, a Nevada limited liability company (successor to Travelscape, Inc., a Nevada corporation); Hotwire, Inc., a Delaware corporation; the other Borrowing Subsidiaries from time to time party thereto; the Lenders from time to time party thereto; Bank of America, N.A., as Syndication Agent; Wachovia Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents; JPMorgan Chase Bank, N.A., as Administrative Agent; and J.P. Morgan Europe Limited, as London Agent.
			8-K	000-51447	10.1	02/19/2009

10.2	Form of Expedia, Inc. Stock Option Agreement (Domestic Employees)	X

10.3	Form of Expedia, Inc. Stock Option Agreement (Contingent, Installment Vesting)	X

10.4	Form of Expedia, Inc. Stock Option Agreement (Contingent, Cliff Vesting)	X

31.1	Certification of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

Signature
     Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

April 30, 2009	Expedia, Inc.
	By:	/s/ MICHAEL B. ADLER
Michael B. Adler
Chief Financial Officer