Form 10-Q
period 2009-06-30
Expedia, Inc.
filed 2009-07-30
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each of the registrant’s classes of common stock as of July 17, 2009 was:

Common stock, $0.001 par value per share	262,863,254 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended June 30, 2009

Contents

Part I. Item 1. Consolidated Financial Statements
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$769,768	$795,048	$1,405,480	$1,482,865

Costs and expenses:
Cost of revenue (1)	148,762	170,027	292,275	322,287
Selling and marketing (1)	271,492	300,361	507,376	588,356
Technology and content (1)	77,881	71,544	155,553	143,490
General and administrative (1)	67,380	63,915	135,289	131,482
Amortization of intangible assets	9,302	18,660	18,371	36,711
Restructuring charges	6,098	—	14,816	—
Occupancy tax assessments and legal reserves	74,211	—	74,211	—

Operating income	114,642	170,541	207,589	260,539

Other income (expense):
Interest income	1,417	9,073	4,088	17,188
Interest expense	(20,805)	(13,342)	(42,450)	(29,042)
Other, net	(19,073)	(5,098)	(26,020)	(8,771)

Total other expense, net	(38,461)	(9,367)	(64,382)	(20,625)

Income before income taxes	76,181	161,174	143,207	239,914
Provision for income taxes	(34,338)	(65,944)	(61,610)	(94,916)

Net income	41,843	95,230	81,597	144,998
Net (income) loss attributable to noncontrolling interests	(941)	859	(1,311)	2,397

Net income attributable to Expedia, Inc.	$40,902	$96,089	$80,286	$147,395

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.14	$0.34	$0.28	$0.52
Diluted	0.14	0.33	0.28	0.50

Shares used in computing earnings per share:
Basic	288,180	285,986	287,764	285,547
Diluted	290,889	293,999	289,384	294,010

(1) Includes stock-based compensation as follows:

Cost of revenue	$514	$663	$1,225	$1,243
Selling and marketing	2,780	2,719	6,771	6,471
Technology and content	3,412	3,406	8,588	8,228
General and administrative	6,870	8,066	15,564	16,718

Total stock-based compensation	$13,576	$14,854	$32,148	$32,660

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$862,294	$665,412
Restricted cash and cash equivalents	20,569	3,356
Short-term investments	47,861	92,762
Accounts receivable, net of allowance of $13,509 and $12,584	371,417	267,270
Prepaid merchant bookings	102,077	66,081
Prepaid expenses and other current assets	112,748	103,833

Total current assets	1,516,966	1,198,714
Property and equipment, net	235,232	247,954
Long-term investments and other assets	54,901	75,593
Intangible assets, net	829,741	833,419
Goodwill	3,569,225	3,538,569

TOTAL ASSETS	$6,206,065	$5,894,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, merchant	$741,907	$625,059
Accounts payable, other	194,501	150,534
Deferred merchant bookings	1,112,913	523,563
Deferred revenue	20,596	15,774
Accrued expenses and other current liabilities	322,732	251,238

Total current liabilities	2,392,649	1,566,168
Long-term debt	894,811	894,548
Credit facility	—	650,000
Deferred income taxes, net	198,005	189,541
Other long-term liabilities	230,534	213,028

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	342	340
Authorized shares: 1,600,000
Shares issued: 341,519 and 339,525
Shares outstanding: 262,738 and 261,374
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	6,001,925	5,979,484
Treasury stock — Common stock, at cost	(1,736,669)	(1,731,235)
Shares: 78,781 and 78,151
Retained earnings (deficit)	(1,835,273)	(1,915,559)
Accumulated other comprehensive loss	(5,760)	(16,002)

Total Expedia, Inc. stockholders’ equity	2,424,591	2,317,054
Noncontrolling interest	65,475	63,910

Total stockholders’ equity	2,490,066	2,380,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,206,065	$5,894,249

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
Operating activities:
Net income	$81,597	$144,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	49,429	35,364
Amortization of intangible assets and stock-based compensation	50,519	69,371
Deferred income taxes	(7,112)	(9,082)
Gain on derivative instruments assumed at Spin-Off	—	(4,580)
Equity in (income) loss of unconsolidated affiliates	(184)	1,916
Foreign exchange loss on cash and cash equivalents, net	8,540	2,314
Realized gain on foreign currency forwards	(29,957)	—
Other	7,982	1,147
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(99,853)	(118,404)
Prepaid merchant bookings and prepaid expenses	(40,883)	(90,067)
Accounts payable, merchant	115,710	124,336
Accounts payable, other, accrued expenses and other current liabilities	115,807	98,432
Deferred merchant bookings	589,298	608,288
Deferred revenue	3,657	7,021

Net cash provided by operating activities	844,550	871,054

Investing activities:
Capital expenditures, including internal-use software and website development	(42,052)	(70,733)
Acquisitions, net of cash acquired	(8,363)	(178,313)
Changes in long-term investments and deposits	1,522	(11,106)
Proceeds from sale of business to a related party	—	1,624
Distribution from Reserve Primary Fund	9,083	—
Net settlement of foreign currency forwards	29,957	—
Maturities of short-term investments	45,091	—

Net cash provided by (used in) investing activities	35,238	(258,528)

Financing activities:
Credit facility borrowings	—	90,000
Credit facility repayments	(650,000)	(675,000)
Proceeds from issuance of long-term debt, net of issuance costs	—	393,818
Changes in restricted cash and cash equivalents	(17,213)	(11,838)
Proceeds from exercise of equity awards	567	3,709
Excess tax benefit on equity awards	13	1,551
Treasury stock activity	(5,434)	(11,215)
Other, net	(5,907)	—

Net cash used in financing activities	(677,974)	(208,975)
Effect of exchange rate changes on cash and cash equivalents	(4,932)	6,616

Net increase in cash and cash equivalents	196,882	410,167
Cash and cash equivalents at beginning of period	665,412	617,386

Cash and cash equivalents at end of period	$862,294	$1,027,553

Supplemental cash flow information
Cash paid for interest	$39,682	$28,990
Income tax payments, net	99,303	48,657
See accompanying notes.

Notes to Consolidated Financial Statements

June 30, 2009

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
Accounting Estimates
     We use estimates and assumptions in the preparation of our interim unaudited consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our interim unaudited consolidated financial statements. These estimates and assumptions also affect the reported amount of net income during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our interim unaudited consolidated financial statements include revenue recognition; recoverability of current and long-lived assets, intangible assets and goodwill; income and indirect taxes, such as potential settlements related to occupancy taxes; loss contingencies; stock-based compensation and accounting for derivative instruments.
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
     The following table presents a summary of the amounts as reported and as reclassified in our consolidated statements of operations for the three and six months ended June 30, 2008:

	Three months ended		Six months ended
	June 30, 2008		June 30, 2008
	As reported	As reclassified	As reported	As reclassified
		(In thousands)
Cost of revenue	$168,874	$170,027	$320,817	$322,287
Selling and marketing	299,550	300,361	586,672	588,356
Technology and content	52,744	71,544	105,046	143,490
General and administrative	84,679	63,915	173,080	131,482
     There was no change to operating income as a result of these reclassifications.
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
     On January 1, 2009, we adopted SFAS No. 160, Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an

Notes to Consolidated Financial Statements — (Continued)
outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Beginning on January 1, 2009, upon adoption of SFAS 160, we recharacterized our minority interest as a noncontrolling interest and classified it as a component of stockholders’ equity in our consolidated financial statements with the exception of shares redeemable at the option of the minority holders, which are not significant and have been classified as a liability.
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
     During the second quarter of 2009, we adopted the three Staff Positions (“FSPs”) the Financial Accounting Standards Board (“FASB”) issued in April 2009 that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. The adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 did not materially impact our consolidated financial statements. FSP FAS 107-1 and APB 28-1 resulted in increased disclosures related to our debt.
     During the second quarter of 2009, we adopted SFAS No. 165, Subsequent Events (“SFAS 165”), on a prospective basis. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption did not materially impact our consolidated financial statements. We have evaluated subsequent events through the time that we filed our financial statements on July 30, 2009.
New Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification does not change or alter existing GAAP, it will not have any impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact the adoption of SFAS 167 will have on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires greater transparency of related disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 will not have an impact on our consolidated financial statements.

Notes to Consolidated Financial Statements — (Continued)
Other Assets
     At December 31, 2008, we had $16 million in redemptions of money market holdings due from the Reserve Primary Fund (the “Fund”). During the first half of 2009, we received $9 million in distributions from the Fund. At June 30, 2009, we had a remaining $7 million in redemptions due from the Fund, of which $1 million was included in prepaid and other current assets and $6 million in long-term investments and other assets. We classified a portion of our holdings as long-term due to the Fund’s February 2009 announcement that it would not distribute a certain amount of fund assets until such time as pending claims and litigation against the Fund are settled. The timing of distribution of the remaining fund assets, including amounts set aside for pending litigation, cannot be determined at this time and we may be required to record additional losses in future periods as further information becomes available from the Fund.
Derivatives
     Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated merchant accounts payable and deferred merchant bookings balances. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and are recorded at fair value with gains and losses recorded in other, net. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets (a Level 2 input). We had a net forward asset of $1 million recorded in prepaid and other current assets as of June 30, 2009 and a net liability of $1 million recorded in accrued expenses and other current liabilities as of December 31, 2008. We recorded $28 million and $29 million in net gains from foreign currency forward contracts during the three and six months ended June 30, 2009.
Note 3 — Debt
     The following table sets forth our outstanding debt:

	June 30,	December 31,
	2009	2008
	(In thousands)
8.5% senior notes due 2016, net of discount	$394,811	$394,548
7.456% senior notes due 2018	500,000	500,000

Long-term debt	894,811	894,548
Credit facility	—	650,000

Total long-term indebtedness	$894,811	$1,544,548

Long-term Debt
     Our $400 million of senior unsecured notes outstanding at June 30, 2009 are due in July 2016 and bear interest at 8.5% (the “8.5% Notes”). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year, beginning January 1, 2009. The 8.5% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. Prior to July 1, 2011, in the event of a qualified equity offering, we may redeem up to 35% of the 8.5% Notes at a redemption price of 108.5% of the principal plus accrued interest. Additionally, we may redeem the 8.5% Notes prior to July 1, 2012 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. On or after July 1, 2012, we may redeem the 8.5% Notes in whole or in part at specified prices ranging from 104.250% to 100% of the principal plus accrued interest.

Notes to Consolidated Financial Statements — (Continued)
     Our $500 million in registered senior unsecured notes outstanding at June 30, 2009 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes in accordance with the terms of the agreement, in whole or in part at any time at our option.
     Based on quoted market prices, the fair value of our 7.456% Notes was approximately $478 million and $365 million as of June 30, 2009 and December 31, 2008, and the fair value of our 8.5% Notes was approximately $387 million and $280 million as of June 30, 2009 and December 31, 2008.
     The 7.456% and 8.5% Notes are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 10 — Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the 7.456% and 8.5% Notes was $31 million and $32 million as of June 30, 2009 and December 31, 2008.
Credit Facility
     Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries and expires in August 2010. No amounts were outstanding as of June 30, 2009. We had $650 million outstanding under the revolving credit facility as of December 31, 2008. The facility bears interest based on market interest rates plus a spread, which is determined based on our financial leverage. The interest rate was 1.34% as of December 31, 2008. On February 18, 2009, we amended our credit facility to replace a tangible net worth covenant with a minimum interest coverage covenant, among other changes. As part of this amendment our leverage ratio was tightened, pricing on our borrowings increased by 200 basis points and we paid approximately $6 million in fees, which is being amortized over the remaining term of the credit facility. The annual fee to maintain the facility ranges from 0.4% to 0.5% on the unused portion of the facility, or approximately $4 million to $5 million if all of the facility is unused. The facility also contains financial covenants consisting of a leverage ratio and an interest expense coverage ratio.
     The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of June 30, 2009, and December 31, 2008, there was $50 million and $58 million of outstanding stand-by LOCs issued under the facility.
Note 4 — Stockholders’ Equity
Stock-based Awards
     Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and stock options. Our RSUs generally vest over five years and our stock options generally vest over four years.
     As of June 30, 2009, we had stock-based awards outstanding representing approximately 27 million shares of our common stock consisting of options to purchase approximately 19 million shares of our common stock with a weighted average exercise price of $15.47 and weighted average remaining life of 5.6 years and approximately 8 million RSUs.
     Annual employee stock-based award grants typically occur during the first quarter of each year. In the first quarter of 2009, we awarded stock options as our primary form of stock-based compensation. During the six months ended June 30, 2009, we granted 10 million options and 1 million RSUs. During the six months ended June 30, 2008, we granted 3 million RSUs.
     The fair value of the stock options granted during the six months ended June 30, 2009 was estimated at the date of grant using the Black-Scholes option-pricing model and was $33 million.

Notes to Consolidated Financial Statements — (Continued)
Comprehensive Income
     Comprehensive income was $77 million and $96 million for the three months ended June 30, 2009 and 2008, and $91 million and $143 million for the six months ended June 30, 2009 and 2008. The primary difference between net income attributable to Expedia, Inc. as reported and comprehensive income was foreign currency translation adjustments.
Note 5 — Earnings Per Share
     The following table presents our basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net income attributable to Expedia, Inc.	$40,902	$96,089	$80,286	$147,395

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.14	$0.34	$0.28	$0.52
Diluted	0.14	0.33	0.28	0.50

Weighted average number of shares outstanding:
Basic	288,180	285,986	287,764	285,547

Dilutive effect of:
Options to purchase common stock	2,067	1,270	1,090	1,371
Warrants to purchase common stock	32	5,457	16	5,540
Other dilutive securities	610	1,286	514	1,552

Diluted	290,889	293,999	289,384	294,010

     The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Note 6 — Other, Net
     The following table presents the components of other, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Foreign exchange rate losses, net	$(14,457)	$(3,808)	$(20,833)	$(11,632)
Noncontrolling investment basis adjustment	(5,158)	—	(5,158)	—
Equity income (loss) of unconsolidated affiliates	512	(1,093)	184	(1,916)
Gain (loss) on derivative instruments assumed at Spin-Off	—	(400)	—	4,580
Other	30	203	(213)	197

Total	$(19,073)	$(5,098)	$(26,020)	$(8,771)

     During the second quarter of 2009, we acquired an additional interest in one of our equity method investments for $3 million in cash, resulting in a 60% majority ownership interest in that entity. In conjunction with the acquisition, we remeasured our previously held equity interest to fair value and recognized the resulting loss of $5 million in other, net during the period. The fair value was determined based on various valuation techniques, including market comparables and discounted cash flow projections (Level 3 inputs). Our investment agreement contains certain rights, whereby we may acquire and the investee may sell to us the additional shares of the company, at fair value or at established multiples of future earnings at our discretion, during the first quarter of 2011 and 2013.

Notes to Consolidated Financial Statements — (Continued)
Note 7 — Restructuring Charges
     In conjunction with the reorganization of our business around our global brands, we recognized $15 million in restructuring charges during the six months ended June 30, 2009. The domestic restructuring charges are expected to be substantially completed by the end of 2009, and our international restructuring charges in the first half of 2010.
     The following table summarizes the restructuring activity for the six months ended June 30, 2009:

	Employee
	Severance and
	Benefits	Other	Total
	(In thousands)
Accrued liability as of January 1, 2009	$—	$—	$—
Charges	13,475	1,341	14,816
Payments	(5,812)	(350)	(6,162)
Non-cash items	(101)	(613)	(714)

Accrued liability as of June 30, 2009	$7,562	$378	$7,940

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
     Litigation Relating to Hotel Occupancy Taxes. Lawsuits have been filed by fifty-four cities and counties involving hotel occupancy taxes. In addition, there have been six consumer lawsuits filed relating to taxes and fees. The municipality and consumer lawsuits are in various stages ranging from responding to the complaint to dismissal or settlement. We continue to defend these lawsuits vigorously. To date, sixteen of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Five dismissals (Pitt County, North Carolina; Findlay, Ohio; Columbus and Dayton, Ohio; City of Orange, Texas; and Louisville, Kentucky) were based on a finding that the defendants were not subject to the local hotel occupancy tax ordinance. As a result of this litigation and other attempts by certain jurisdictions to levy similar taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes in the amount of $21 million and $20 million at June 30, 2009 and December 31, 2008. Our reserve is based on our best estimate and the ultimate resolution of these issues may be greater or less than the liabilities recorded.
     In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that tax payers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay to play.” These jurisdictions may attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of similar tax ordinances. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we will continue to defend our position vigorously. On March 30, 2009, the California Superior Court for Orange County determined we are not required to make a payment in order to litigate in Anaheim, California. During the quarter ended June 30, 2009, we accrued and, on July 13, 2009, we paid $35 million to the City of San Francisco for amounts assessed for hotel occupancy tax from January 2000 to March 2009. We have also accrued $20 million for additional assessments that it is probable we will pay in the third quarter of 2009 related to the same issue. We paid and expect to pay such amounts in order to be allowed to pursue litigation challenging whether we are required to pay hotel occupancy tax on the portion of the customer payment we retain as compensation and, if so, the actual amounts owed. We do not believe that the amounts we retain as compensation are

Notes to Consolidated Financial Statements — (Continued)
subject to the city’s hotel occupancy tax ordinance. If we prevail in the litigation, the city will be required to repay these amounts, plus interest.
     Class Action Lawsuit. We are a defendant in a class action lawsuit filed in Seattle, Washington alleging that certain practices related to our service fees breached our Terms of Use and violated Washington’s Consumer Protection Act from 2001 through 2008. In May 2009, the court granted the plaintiffs’ motion for summary judgment on their breach of contract claim, without the benefit of an actual trial on the merits, and denied the plaintiffs’ motion for summary judgment on their Consumer Protection Act claim. The court concluded that the damages for the alleged breach were approximately $185 million. We have entered into a Settlement Agreement providing for the settlement of all claims alleged in the lawsuit. The Settlement is subject to court approval and a preliminary settlement hearing is currently scheduled for August 10, 2009; final approval of the Settlement is not expected until late 2009. We have denied and continue to deny all of the allegations and claims asserted in the lawsuit, including claims that the plaintiffs have suffered any harm or damages. We do not admit liability or the truth of any of the allegations in the lawsuit and are attempting to settle the case to avoid costly and time-consuming litigation. We have estimated the range of possible loss associated with the settlement to be $19 million to $134 million and have accrued $19 million as of June 30, 2009, our best estimate of the low end of the range of the losses probable to be incurred.
Note 9 — Segment Information
     Beginning in the first quarter of 2009, we have three reportable segments: Leisure, the TripAdvisor Media Network and Egencia. The change from two reportable segments, North America and Europe, was a result of the reorganization of our business around our global brands. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is Operating Income Before Amortization (“OIBA”). OIBA for our Leisure and Egencia segments includes allocations of certain expenses, primarily cost of revenue and facilities, and our Leisure segment includes the total costs of our Partner Services Group. We base the allocations primarily on transaction volumes and other usage metrics; this methodology is periodically evaluated and may change. We do not allocate certain shared expenses such as accounting, human resources, information technology and legal to our reportable segments. We include these expenses in Corporate and Eliminations.
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
     Corporate and Eliminations also includes unallocated corporate functions and expenses. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense, restructuring charges and other items excluded from segment operating performance in Corporate and Eliminations. Such amounts are detailed in our segment reconciliation below.

Notes to Consolidated Financial Statements — (Continued)
     The following tables present our segment information for the three and six months ended June 30, 2009 and 2008. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Three months ended June 30, 2009
		TripAdvisor Media		Corporate &
	Leisure	Media Network	Egencia	Eliminations	Total
	(In thousands)
Third-party Revenue	$689,975	$53,159	$26,634	$—	$769,768
Intersegment Revenue	—	36,916	—	(36,916)	—

Revenue	$689,975	$90,075	$26,634	$(36,916)	$769,768

Operating Income Before Amortization	$233,199	$52,010	$(128)	$(72,665)	$212,416
Amortization of intangible assets	—	—	—	(9,302)	(9,302)
Stock-based compensation	—	—	—	(13,576)	(13,576)
Restructuring charges	—	—	—	(6,098)	(6,098)
Occupancy tax assessments and legal reserves				(74,211)	(74,211)
Realized loss on revenue hedges	—	—	—	5,413	5,413

Operating income (loss)	$233,199	$52,010	$(128)	$(170,439)	114,642

Other expense, net					(38,461)

Income before income taxes					76,181
Provision for income taxes					(34,338)

Net income					41,843
Net income attributable to noncontrolling interests					(941)

Net income attributable to Expedia, Inc.					$40,902

	Three months ended June 30, 2008
		TripAdvisor		Corporate &
	Leisure	Media Network	Egencia	Eliminations	Total
	(In thousands)
Third-party Revenue	$711,652	$53,495	$29,901	$—	$795,048
Intersegment Revenue	—	25,948	—	(25,948)	—

Revenue	$711,652	$79,443	$29,901	$(25,948)	$795,048

Operating Income Before Amortization	$231,206	$44,618	$2,091	$(73,860)	$204,055
Amortization of intangible assets	—	—	—	(18,660)	(18,660)
Stock-based compensation	—	—	—	(14,854)	(14,854)

Operating income (loss)	$231,206	$44,618	$2,091	$(107,374)	170,541

Other expense, net					(9,367)

Income before income taxes					161,174
Provision for income taxes					(65,944)

Net income					95,230
Net loss attributable to noncontrolling interests					859

Net income attributable to Expedia, Inc.					$96,089

Notes to Consolidated Financial Statements — (Continued)

	Six months ended June 30, 2009
		TripAdvisor		Corporate &
	Leisure	Media Network	Egencia	Eliminations	Total
	(In thousands)
Third-party Revenue	$1,249,174	$104,633	$51,673	$—	$1,405,480
Intersegment Revenue	—	70,944	—	(70,944)	—

Revenue	$1,249,174	$175,577	$51,673	$(70,944)	$1,405,480

Operating Income Before Amortization	$383,600	$100,091	$(1,348)	$(140,140)	$342,203
Amortization of intangible assets	—	—	—	(18,371)	(18,371)
Stock-based compensation	—	—	—	(32,148)	(32,148)
Restructuring charges	—	—	—	(14,816)	(14,816)
Occupancy tax assessments and legal reserves				(74,211)	(74,211)
Realized loss on revenue hedges	—	—	—	4,932	4,932

Operating income (loss)	$383,600	$100,091	$(1,348)	$(274,754)	207,589

Other expense, net					(64,382)

Income before income taxes					143,207
Provision for income taxes					(61,610)

Net income					81,597
Net income attributable to noncontrolling interests					(1,311)

Net income attributable to Expedia, Inc.					$80,286

	Six months ended June 30, 2008
		TripAdvisor		Corporate &
	Leisure	Media Network	Egencia	Eliminations	Total
	(In thousands)
Third-party Revenue	$1,324,474	$100,841	$57,550	$—	$1,482,865
Intersegment Revenue	—	50,472	—	(50,472)	—

Revenue	$1,324,474	$151,313	$57,550	$(50,472)	$1,482,865

Operating Income Before Amortization	$394,337	$79,972	$3,989	$(148,388)	$329,910
Amortization of intangible assets	—	—	—	(36,711)	(36,711)
Stock-based compensation	—	—	—	(32,660)	(32,660)

Operating income (loss)	$394,337	$79,972	$3,989	$(217,759)	260,539

Other expense, net					(20,625)

Income before income taxes					239,914
Provision for income taxes					(94,916)

Net income					144,998
Net loss attributable to noncontrolling interests					2,397

Net income attributable to Expedia, Inc.					$147,395

Notes to Consolidated Financial Statements — (Continued)
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
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$660,787	$205,433	$(96,452)	$769,768

Costs and expenses:
Cost of revenue	—	119,740	30,284	(1,262)	148,762
Selling and marketing	—	257,164	109,517	(95,189)	271,492
Technology and content	—	62,411	15,464	6	77,881
General and administrative	—	44,789	22,598	(7)	67,380
Amortization of intangible assets	—	2,841	6,461	—	9,302
Restructuring charges	—	3,771	2,327	—	6,098
Occupancy tax assessments and legal reserves		74,211	—	—	74,211

Operating income	—	95,860	18,782	—	114,642

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	52,566	1,269	—	(53,835)	—
Other, net	(18,188)	(13,966)	(6,307)	—	(38,461)

Total other income (expense), net	34,378	(12,697)	(6,307)	(53,835)	(38,461)

Income before income taxes	34,378	83,163	12,475	(53,835)	76,181
Provision for income taxes	6,524	(29,247)	(11,615)	—	(34,338)

Net income	40,902	53,916	860	(53,835)	41,843
Net income attribuatable to noncontrolling interest	—	—	(941)	—	(941)

Net income (loss) attributable to Expedia, Inc.	$40,902	$53,916	$(81)	$(53,835)	$40,902

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$717,789	$189,752	$(112,493)	$795,048

Costs and expenses:
Cost of revenue	—	143,007	28,027	(1,007)	170,027
Selling and marketing	—	298,769	113,013	(111,421)	300,361
Technology and content	—	57,884	13,645	15	71,544
General and administrative	—	41,071	22,924	(80)	63,915
Amortization of intangible assets	—	15,905	2,755	—	18,660

Operating income	—	161,153	9,388	—	170,541

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	102,598	5,413	—	(108,011)	—
Other, net	(10,468)	4,635	(3,534)	—	(9,367)

Total other income (expense), net	92,130	10,048	(3,534)	(108,011)	(9,367)

Income before income taxes	92,130	171,201	5,854	(108,011)	161,174
Provision for income taxes	3,959	(67,702)	(2,201)	—	(65,944)

Net income	96,089	103,499	3,653	(108,011)	95,230
Net loss attributable to noncontrolling interest	—	—	859	—	859

Net income attributable to Expedia, Inc.	$96,089	$103,499	$4,512	$(108,011)	$96,089

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,210,843	$369,746	$(175,109)	$1,405,480

Costs and expenses:
Cost of revenue	—	237,533	57,146	(2,404)	292,275
Selling and marketing	—	473,772	206,278	(172,674)	507,376
Technology and content	—	125,042	30,502	9	155,553
General and administrative	—	90,916	44,413	(40)	135,289
Amortization of intangible assets	—	5,680	12,691	—	18,371
Restructuring charges	—	10,775	4,041	—	14,816
Occupancy tax assessments and legal reserves		74,211	—		74,211

Operating income	—	192,914	14,675	—	207,589

Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	103,376	(1,551)	—	(101,825)	—
Other, net	(36,363)	(20,777)	(7,242)	—	(64,382)

Total other income (expense), net	67,013	(22,328)	(7,242)	(101,825)	(64,382)

Income before income taxes	67,013	170,586	7,433	(101,825)	143,207
Provision for income taxes	13,273	(64,901)	(9,982)	—	(61,610)

Net income (loss)	80,286	105,685	(2,549)	(101,825)	81,597
Net income attribuatable to noncontrolling interest	—	—	(1,311)	—	(1,311)

Net income (loss) attributable to Expedia, Inc.	$80,286	$105,685	$(3,860)	$(101,825)	$80,286

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,337,103	$362,740	$(216,978)	$1,482,865

Costs and expenses:
Cost of revenue	—	270,586	53,842	(2,141)	322,287
Selling and marketing	—	580,438	222,746	(214,828)	588,356
Technology and content	—	118,333	25,124	33	143,490
General and administrative	—	86,484	45,040	(42)	131,482
Amortization of intangible assets	—	31,903	4,808	—	36,711

Operating income	—	249,359	11,180	—	260,539

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	154,816	3,004	—	(157,820)	—
Other, net	(14,983)	5,251	(10,893)	—	(20,625)

Total other income (expense), net	139,833	8,255	(10,893)	(157,820)	(20,625)

Income before income taxes	139,833	257,614	287	(157,820)	239,914
Provision for income taxes	7,562	(101,122)	(1,356)	—	(94,916)

Net income (loss)	147,395	156,492	(1,069)	(157,820)	144,998
Net loss attributable to noncontrolling interest	—	—	2,397	—	2,397

Net income attributable to Expedia, Inc.	$147,395	$156,492	$1,328	$(157,820)	$147,395

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Total current assets	$55,344	$1,895,449	$392,924	$(826,751)	$1,516,966
Investment in subsidiaries	3,915,163	569,048	—	(4,484,211)	—
Intangible assets, net	—	680,104	149,637	—	829,741
Goodwill	—	3,015,769	553,456	—	3,569,225
Other assets, net	3,590	192,034	94,509	—	290,133

TOTAL ASSETS	$3,974,097	$6,352,404	$1,190,526	$(5,310,962)	$6,206,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$589,220	$2,088,603	$541,577	$(826,751)	$2,392,649
Long-term debt	894,811	—	—	—	894,811
Other liabilities	—	337,588	90,951	—	428,539
Stockholders’ equity	2,490,066	3,926,213	557,998	(4,484,211)	2,490,066

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,974,097	$6,352,404	$1,190,526	$(5,310,962)	$6,206,065

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Total current assets	$42,084	$1,784,614	$348,496	$(976,480)	$1,198,714
Investment in subsidiaries	3,799,986	545,401	—	(4,345,387)	—
Intangible assets, net	—	687,786	145,633	—	833,419
Goodwill	—	3,015,958	522,611	—	3,538,569
Other assets, net	4,063	214,663	104,821	—	323,547

TOTAL ASSETS	$3,846,133	$6,248,422	$1,121,561	$(5,321,867)	$5,894,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$570,621	$1,433,356	$538,671	$(976,480)	$1,566,168
Long-term debt	894,548	—	—	—	894,548
Credit facility	—	650,000	—	—	650,000
Other liabilities	—	355,561	47,008	—	402,569
Stockholders’ equity	2,380,964	3,809,505	535,882	(4,345,387)	2,380,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,846,133	$6,248,422	$1,121,561	$(5,321,867)	$5,894,249

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$824,351	$20,199	$844,550

Investing activities:
Net cash provided by investing activities	—	11,270	23,968	35,238

Financing activities:
Credit facility repayments	—	(650,000)	—	(650,000)
Transfers (to) from related parties	4,895	(12,866)	7,971	—
Other, net	(4,895)	(14,009)	(9,070)	(27,974)

Net cash used in financing activities	—	(676,875)	(1,099)	(677,974)
Effect of exchange rate changes on cash and cash equivalents	—	(8,587)	3,655	(4,932)

Net increase in cash and cash equivalents	—	150,159	46,723	196,882
Cash and cash equivalents at beginning of period	—	538,341	127,071	665,412

Cash and cash equivalents at end of period	$—	$688,500	$173,794	$862,294

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$739,072	$131,982	$871,054

Investing activities:
Acquisitions, net of cash acquired	—	—	(178,313)	(178,313)
Other, net	—	(70,382)	(9,833)	(80,215)

Net cash used in investing activities	—	(70,382)	(188,146)	(258,528)

Financing activities:
Credit facility borrowings	—	90,000	—	90,000
Credit facility repayments	—	(675,000)	—	(675,000)
Proceeds from issuance of long-term debt, net of issuance costs	393,818	—	—	393,818
Transfers (to) from related parties	(383,710)	307,630	76,080	—
Other, net	(10,108)	(11,850)	4,165	(17,793)

Net cash provided by (used in) financing activities	—	(289,220)	80,245	(208,975)
Effect of exchange rate changes on cash and cash equivalents	—	9,707	(3,091)	6,616

Net increase in cash and cash equivalents	—	389,177	20,990	410,167
Cash and cash equivalents at beginning of period	—	379,199	238,187	617,386

Cash and cash equivalents at end of period	$—	$768,376	$259,177	$1,027,553

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

   Trends
     The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has been characterized by intense competition, as well as rapid and significant change. In addition, beginning in late 2008, global economic and financial market conditions worsened markedly, creating uncertainty for travelers and suppliers. This macroeconomic downturn has pressured discretionary spending on travel and advertising, with weakness initially identified in the United States and the United Kingdom markets increasing and spreading to all geographies. We cannot predict the magnitude or duration of this downturn, and our current limited visibility does not suggest any meaningful, near-term improvement.
     In late April 2009, the World Health Organization acknowledged an outbreak of swine influenza, which was categorized as a pandemic in June 2009, with reported cases in Mexico and eight other countries. In response, travel advisories were issued by several countries against non-essential travel, primarily to Mexico. We are unable to predict the longer-term impact of the swine flu outbreak on the travel industry generally, or our business in particular. However, concerns relating to the health-risk posed by the swine flu could result in a decrease and/or delay in demand for our travel services. This decrease and/or delay in demand, depending on its scope and duration, could adversely affect our business and financial performance.
   Airline Sector
     The airline sector in particular has historically experienced significant turmoil. U.S. airlines have responded to chronic overcapacity, financial losses and extreme volatility in oil prices by aggressively reducing their cost structures and seating capacities. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Many carriers have continued reducing capacity in 2009, and have delayed or cancelled plans for capacity expansion in 2010 and beyond.
     In 2008, many carriers raised their per seat yields by increasing fares, assessing fuel surcharges and increasing the use of a la carte pricing for such items as baggage, food and beverage and preferred seating. Fare increases, fuel surcharges and other fees are also generally negative for Expedia’s business, as they may negatively impact traveler demand with no corresponding increase in our remuneration as our air revenue is tied principally to ticket volumes, not prices. Fare increases were especially pronounced through the first three quarters of 2008, but began to moderate in the fourth quarter of 2008. In the first half of 2009, airfares have declined 18% as carriers attempt to fill planes in a time of slower demand.
     In addition to capacity and pricing actions, carriers have responded to industry conditions by aggressively reducing costs in every aspect of their operations, including distribution costs. Prior to 2008, airlines lowered (and in some cases, eliminated) travel agent commissions and overrides, and increased direct distribution through their proprietary websites. Carriers also reduced payments to global distribution systems (“GDS”) intermediaries, which have historically passed on a portion of these payments to large travel agents, including Expedia. In 2009, Expedia.com and other major online travel agencies began offering air tickets to consumers without an associated online booking fee, matching the airline supplier sites, which also do not charge online booking fees. The fee removal contributed to lower revenue per ticket for Expedia in the first half of 2009.
     Primarily as a result of decreased costs of distribution and reduced access to excess air supply, Expedia’s revenue per air ticket decreased more than 10% in each of 2005, 2006 and 2007, and by 2008 air revenue constituted less than 15% of the Company’s global revenue. We saw greater stability in air revenue per ticket during 2008 due to our signing long-term agreements with nine of the top ten domestic carriers and three GDS providers in prior years, as well as an increase in booking fees for Expedia.com travelers. However, in the first half of 2009, in part due to our booking fee removal, our revenue per ticket has declined 22%. We may encounter additional pressure on air remuneration as certain supply agreements renew in 2009 and beyond.
     In addition to the above challenges, larger carriers participating in the Expedia marketplace have generally reduced their share of total air seat capacity, while leading low-cost carriers such as Southwest in the United States and EasyJet in Europe have increased their relative capacities, but have generally chosen not to participate in the Expedia marketplace. This trend has negatively impacted our ability to obtain supply in our air business, and increased the relative attractiveness of some other online and offline sales channels.
   Hotel Sector
     In 2008, the hotel sector witnessed continued supply growth and rapidly slowing demand, resulting in declining occupancy rates. Average daily rate (“ADR”) growth, which had been robust in 2006 and 2007, slowed considerably throughout 2008, and by the fourth quarter was declining year-over-year. Some key leisure travel markets for Expedia, such as Las Vegas and Hawaii, have seen dramatic year-on-year declines in ADRs. In 2009, we have experienced a further weakening in ADRs due primarily to weak travel demand and continued supply expansion, resulting in declining industry occupancy rates.
     While lower occupancies have historically increased our supply of merchant hotel rooms, and a lower rate of ADR growth can positively impact underlying room night growth, lower ADRs also decrease our revenue per room night as our remuneration varies proportionally with the room price. ADRs on Expedia’s worldwide sites grew 7% in 2007, but declined 1% in 2008, including a 10% decrease in the fourth quarter of 2008 compared to the same period in 2007. In the first half of 2009, ADRs declined 19% compared to the same period in 2008. Our hotel remuneration is also impacted by our hotel margins, which have declined recently due to adverse movements in foreign exchange rates, lower fees and more competitive hotel pricing.
     Industry sources now forecast year-on-year declines in 2009 occupancies and ADRs that are even more severe than those experienced after the 9/11 terror events. These sources call for additional declines in these metrics in 2010. These trends, combined with softer demand in a weakening economy and lower air capacity into our core leisure travel destinations, create a challenging backdrop for our hotel business, which is the largest source of revenue and profitability for Expedia. Through the first half of 2009, Expedia’s ADR declines have exceeded the industry as hotels have made proportionately more promotional inventory available to us.
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
     In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, and supplier growth has outpaced online agency growth since 2002. As a result, according to PhoCusWright, by 2008 travel supplier sites accounted for 61% of total online travel spend in the United States. PhoCusWright forecasts that suppliers’ share of online travel has reached an inflection point, and will remain relatively constant in 2009 and 2010, although recent fee actions by the online travel agencies could lead to a decrease in supplier share in the near-term.
     Differentiation among the various website offerings has narrowed dramatically in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on features other than price. Newer competitive entrants such as “meta search” companies have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies; although in most cases they are not providing actual travel booking services. Some of these competitors have raised significant amounts of capital and plan to aggressively advertise their service offerings. In early 2009, TripAdvisor.com launched a competitive meta search travel offering featuring a Fee Estimator enabling customers to see the price of their flight including various airline fees such as baggage charges.

     The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model has seen rapid adoption in Europe, and Expedia has only recently introduced a competitive offering.
     Over the long-term, intense competition has also led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiency and operating margins. In the first half of 2009, we have seen a reversal of these trends, but there can be no assurance that reversal will continue in the future.
   Strategy
     We play a fundamental role in facilitating travel, whether for leisure, unmanaged business or managed business travelers. We are committed to providing travelers, travel suppliers and advertisers the world over with the best set of resources to serve their travel needs by leveraging Expedia’s critical assets — our brand portfolio, our technology and content innovation, our global reach and our breadth of product offering. In addition, we intelligently utilize our growing base of knowledge about destinations, activities, suppliers and travelers and our central position in the travel value chain to more effectively merchandise our travel offerings.
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
     Technology and Content Innovation. Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft to our introduction of more recent innovations such as Expedia’s introduction of its ‘Expedia Easy Manage’ program, offering smaller properties in secondary and tertiary markets in Europe and Asia Pacific through an agency model hotel program, TripAdvisor’s launch of its Business Traveler Center, incorporating Egencia content ranking best hotels for business travelers and FlipKey’s launch of self-service listings for vacation property owners to merchandise their offerings.
     We intend to continue innovating on behalf of our travelers, suppliers and advertisers with particular focus on improving the traveler experience, supplier integration and presentation, platform improvements, search engine marketing and search engine optimization.
     Global Reach. Our Expedia, hotels.com and TripAdvisor Media Network brands operate both in North America and internationally. We also offer Chinese travelers an array of products and services through our majority ownership in eLong, and we offer hotels to European-based travelers through our wholly-owned subsidiary Venere, which we acquired in the third quarter of 2008. During the first half of 2009, approximately 31% of worldwide gross bookings and 33% of worldwide revenue were international.
     Egencia, our corporate travel business, currently operates in North America, Europe and Asia Pacific. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe we offer a compelling technology solution to businesses seeking to optimize travel costs and improve their employees’ travel experiences. We intend to continue investing in and expanding the geographic footprint and technology infrastructure of Egencia.
     In expanding our global reach, we leverage significant investments in technology, operations, brand building, supplier relationships and other initiatives that we have made since the launch of Expedia.com in 1996. We intend to continue leveraging this investment when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.
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
     Over 60% of our revenue is from transactions involving the booking of hotel reservations, with less than 15% of our worldwide revenue derived from the sale of airline tickets. We facilitate travel products and services either as stand-alone products or as part of package transactions. We have emphasized growing our merchant hotel and packages businesses as these result in higher revenue per transaction; however, we are working to grow our global agency hotel business through our Venere brand as well as our Expedia and hotels.com brands. We also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We have been working toward and will continue to work toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increasing advertising revenue from our worldwide websites such as Expedia.com and hotels.com, which have historically been focused on transaction revenue. During the first half of 2009, advertising and media revenue accounted for approximately 11% of worldwide revenue.
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
Stock-based Compensation
     In the first quarter of 2009, we awarded stock options as our primary form of employee stock-based compensation. We measure the value of stock option awards on the date of grant at fair value using the Black-Scholes option valuation model. We amortize the fair value, net of estimated forfeitures, over the remaining term on a straight-line basis. The Black-Scholes model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
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
Reclassifications
     During the first quarter of 2009, our development and information technology teams were effectively combined to better support our global brands. As a result of our reorganization, in addition to costs to develop and maintain our website and internal use applications, technology and content expense now also includes the majority of information technology costs such as costs to support and operate our network and back-office applications (including related data center costs), system monitoring and network security, and other technology leadership and support functions. The most significant reclassification of costs occurred between general and administrative expense and technology and content expense as, historically, a significant portion of the information technology costs were within general and administrative expense. Technology costs to operate our live site and call center applications in production remained in cost of revenue. For a detail of the amounts reclassified for the three and six months ended June 30, 2008, see Note 1 — Basis of Presentation in the notes to the consolidated financial statements.
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

Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change (1)	2009	2008	% Change
	($ in millions)			($ in millions)
Gross Bookings
Leisure	$5,293	$5,502	(4%)	$10,197	$11,012	(7%)
TripAdvisor Media Network(2)	—	—	N/A	—	—	N/A
Egencia	330	431	(23%)	651	824	(21%)

Total gross bookings	$5,623	$5,933	(5%)	$10,848	$11,836	(8%)

Revenue Margin
Leisure	13.0%	12.9%		12.2%	12.0%
TripAdvisor Media Network(2)	N/A	N/A		N/A	N/A
Egencia	8.1%	6.9%		7.9%	7.0%
Total revenue margin(2)	13.7%	13.4%		13.0%	12.5%

(1)	All percentages within the Management Discussion and Analysis are calculated on unrounded numbers.

(2)	The TripAdvisor Media Network, which is comprised of media businesses that differ from our transaction-based websites and our Egencia business, does not have associated gross bookings or revenue margin. However, third-party revenue from the TripAdvisor Media Network is included in revenue used to calculate total revenue margin.
     The decrease in worldwide gross bookings for the three and six months ended June 30, 2009, as compared to the same periods in 2008, was primarily due to a 22% and 18% decrease in airfares and a 19% decrease in hotel ADRs for both periods, partially offset by a 18% and 13% increase in transactions.
     The increase in revenue margin for the three and six months ended June 30, 2009, as compared to the same periods in 2008, was primarily due to a reduction in the mix of lower margin air product and an increased mix of advertising and media revenue.
Results of Operations
Revenue

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Leisure	$690	$712	(3%)	$1,249	$1,324	(6%)
TripAdvisor Media Network (Third-party revenue)	53	53	(1%)	104	101	4%
Egencia	27	30	(11%)	52	58	(10%)

Total revenue	$770	$795	(3%)	$1,405	$1,483	(5%)

     Revenue decreased for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to decreases in domestic air and hotel revenue, including declines in package revenue, within our Leisure segment, partially offset by an increase in car rental revenue and advertising and media revenue.
     Worldwide hotel revenue decreased 1% and 5% for the three and six months ended June 30, 2009, compared to the same periods in 2008. The decrease was primarily due to a 19% decrease in ADRs for both the three and six months ended June 30, 2009 compared to the same periods in 2008, partially offset by a 26% and 20% increase in room nights stayed, including rooms delivered as a component of packages and nights booked through Venere.
     Worldwide air revenue decreased 20% and 19% for the three and six months ended June 30, 2009, compared to the same periods in 2008, due to a 29% and 22% decrease in revenue per air ticket driven by lower consumer booking fees, lower commissions and a lower mix of merchant air tickets. Ticket volumes increased 13% and 4% reflecting ticket volume share gains driven in part by our Expedia.com U.S. booking fee removal beginning in March 2009, partially offset by lower passenger volumes due to carrier capacity cuts and softening in traveler demand.

     The remaining worldwide revenue other than hotel and air discussed above, which includes advertising and media, car rental, destination services, agency cruise, increased by 1% and 3% for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to an increase in our car rental and advertising and media revenue.
     In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$527	$554	(5%)	$936	$1,011	(7%)
Agency	165	167	(1%)	319	334	(5%)
Advertising and media	78	74	5%	150	138	9%

Total revenue	$770	$795	(3%)	$1,405	$1,483	(5%)

     The decrease in our merchant revenue for the three and six months ended June 30, 2009, compared to the same periods in 2008, was driven by a decrease in merchant hotel revenue primarily resulting from the lower ADRs, partially offset by higher room nights stayed discussed above.
     Agency revenue decreased for the three and six months ended June 30, 2009, compared to the same periods in 2008, due to the decrease in agency air revenue primarily resulting from our Expedia.com U.S. booking fee removal in March 2009, partially offset by higher agency hotel revenue related to Venere, which we acquired during the third quarter of 2008.
     Advertising and media revenue increased 5% and 9% for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to increases in advertising revenue at our Leisure transaction-based websites.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)
Customer operations	$72	$81	(10%)	$140	$158	(11%)
Credit card processing	43	57	(25%)	83	105	(20%)
Data center and other	34	32	4%	69	59	16%

Total cost of revenue	$149	$170	(13%)	$292	$322	(9%)

% of revenue	19.3%	21.4%		20.8%	21.7%
     Cost of revenue primarily consists of (1) customer operations including costs of our call centers, telesales and fees paid to fulfillment vendors for processing airline tickets and related customer services, (2) credit card processing costs, including merchant fees, charge backs and fraud, and (3) other costs, primarily including costs of our data centers to support our live sites as well as costs paid to suppliers for certain destination supply.
     For the three and six months ended June 30, 2009, compared to the same periods in 2008, the primary drivers of the decrease in cost of revenue expense were a decrease in credit card processing costs as a result of our technology investments and a decrease in merchant bookings during the current periods, a decrease in call center costs due to various efficiency initiatives in the current periods and a reduction in fulfillment costs primarily resulting from efficiencies realized from bringing some of our air ticket fulfillment in-house.

Selling and Marketing

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)
Direct costs	$204	$228	(11%)	$372	$446	(16%)
Indirect costs	67	72	(7%)	135	142	(6%)

Total selling and marketing	$271	$300	(10%)	$507	$588	(14%)

% of revenue	35.3%	37.8%		36.1%	39.7%
     Selling and marketing expense primarily relates to direct advertising expense, including traffic generation costs from search engines and internet portals, in addition to television, radio and print spending as well as private label and affiliate program commissions, public relations costs, and other miscellaneous marketing expenses. The remainder of the expense relates to indirect costs, including personnel and related overhead in our Partner Services Group (“PSG”), the TripAdvisor Media Network, Egencia and Expedia Local Expert and stock-based compensation costs.
     Selling and marketing expenses decreased for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to lower online and offline advertising spend resulting from efficiencies and a lower cost advertising environment and lower private label and affiliate expenses associated with the lower overall travel demand environment in the current year periods, and was driven by decreases in our Leisure segment including Expedia branded points of sale in Europe as well as hotels.com in the United States, partially offset by an increase in spend for Venere in Europe which we acquired during the third quarter of 2008.
Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$42	$41	3%	$83	$82	2%
Depreciation and amortization of technology assets	16	11	43%	32	22	45%
Other	20	20	0%	41	39	2%

Total technology and content	$78	$72	9%	$156	$143	8%

% of revenue	10.1%	9.0%		11.1%	9.7%
     Technology and content expense includes product development and content expense, as well as information technology costs to support our infrastructure, back-office applications and overall monitoring and security of our networks, principally related to payroll and related expenses, software development cost amortization, hardware and software expenditures, and licensing and maintenance expenses.
     Technology and content expense increased for the three and six months ended June 30, 2009, compared to the same periods of 2008, primarily due to increased depreciation and amortization of technology assets.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$46	$47	(1%)	$91	$93	(2%)
Professional fees	16	13	24%	33	27	19%
Other	5	4	23%	11	11	2%

Total general and administrative	$67	$64	5%	$135	$131	3%

% of revenue	8.8%	8.0%		9.6%	8.9%
     General and administrative expense consists primarily of personnel-related costs, including stock-based compensation costs, for support functions that include our executive leadership, finance, legal, tax, technology and human resource functions as well as fees for external professional services including legal, tax and accounting.
     General and administrative expenses increased for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to an increase in legal and other professional fees in the current periods.
Amortization of Intangible Assets

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$9	$19	(50%)	$18	$37	(50%)
% of revenue	1.2%	2.3%		1.3%	2.5%
     Amortization of intangible assets decreased for the three and six months ended June 30, 2009, compared to the same periods in 2008, due primarily to the completion of amortization related to certain distribution agreements as well as technology and supplier relationship intangible assets, partially offset by amortization related to new business acquisitions over the past year.
Restructuring Charges
     During the three and six months ended June 30, 2009, in conjunction with the reorganization of our business around our global brands, we recognized $6 million and $15 million in restructuring charges primarily related to employee severance and related benefits. For additional information, see Note 7 — Restructuring Charges in the notes to the consolidated financial statements.
Occupancy Tax Assessments and Legal Reserves
     During the three and six months ended June 30, 2009, we recognized $55 million related to monies expected to be paid in advance of litigation in the San Francisco occupancy tax proceedings and an accrual of $19 million for the potential settlement of the Expedia consumer class action lawsuit. For additional information, see Note 8 — Commitments and Contingencies in the notes to the consolidated financial statements.

Operating Income

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)
Operating income	$115	$171	(33%)	$208	$261	(20%)
% of revenue	14.9%	21.5%		14.8%	17.6%
     Operating income decreased for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to the San Francisco occupancy tax assessments, class action settlement legal reserve and restructuring charges in the current year periods, partially offset by a decline in sales and marketing expense and intangible asset amortization expense.
Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)
Interest income	$1	$9	(84%)	$4	$17	(76%)
Interest expense	(21)	(13)	56%	(42)	(29)	46%
     Interest income decreased for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to lower average interest rates. Interest expense increased for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily resulting from additional interest on the $400 million senior unsecured notes issued in June 2008.
Other, Net
     Other, net is comprised of the following:

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)
Foreign exchange rate losses, net	$(15)	$(4)	280%	$(21)	$(12)	79%
Noncontrolling investment basis adjustment	(5)	—	N/A	(5)	—	N/A
Equity income (loss) of unconsolidated affiliates	1	(1)	(147%)	—	(2)	(110%)
Gain on derivative instruments assumed at Spin-Off	—	—	N/A	—	5	(100%)

Total other, net	$(19)	$(5)	274%	$(26)	$(9)	197%

Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$(34)	$(66)	(48%)	$(62)	$(95)	(35%)
Effective tax rate	45.1%	40.9%		43.0%	39.6%
     We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.

     The increase in the effective rate for the first half of 2009 as compared to the same period in 2008 was primarily due to the non-deductible portion of occupancy tax assessments accrued during the second quarter of 2009 as well as a non-deductible loss on one of our equity method investments.
     Our effective tax rate was 45.1% and 43.0% for the three and six months ended June 30, 2009, which is higher than the 35% federal statutory rate primarily due to state income taxes and the non-deductible expenses described above.
     Our effective tax rate was 40.9% and 39.6% for the three and six months ended June 30, 2008, which is higher than the 35% federal statutory rate primarily due to state income taxes and accruals related to uncertain tax positions.
Financial Position, Liquidity and Capital Resources
     Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances which were $910 million and $758 million at June 30, 2009, and December 31, 2008 and included $134 million and $140 million of cash and short-term investments at eLong, whose results are consolidated into our financial statements due to our controlling voting and economic ownership interest; and our $1 billion revolving credit facility, of which $950 million was available as of June 30, 2009. This represents the total $1 billion facility less $50 million of outstanding stand-by letters of credit.
     On February 18, 2009, we amended our credit facility to replace a tangible net worth covenant with a minimum interest coverage covenant, among other changes. As part of this amendment, our leverage ratio was tightened, pricing on our borrowings increased by 200 basis points and we paid approximately $6 million in fees, which will be amortized over the remaining term of the credit facility. Outstanding credit facility borrowings bear interest reflecting our financial leverage; based on our June 30, 2009 financial statements, the interest rate would equate to a base rate plus 262.5 basis points. At our discretion, we may choose a base rate on borrowings equal to (1) the greater of the Prime rate or the Federal Funds Rate plus 50 basis points or LIBOR plus 100 basis points or (2) various durations of LIBOR.
     Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we pay after the travelers’ use and subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital will positively impact operating cash flows. However, due to various factors, including decreases in bookings and technology and process initiatives which have resulted in quicker payments to hotel suppliers, we have experienced a slight reduction in our working capital benefits to cash flows related to changes in our merchant accounts payable and deferred merchant bookings balances for the first half of 2009 compared to the same period in 2008.
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
     As of June 30, 2009, we had a deficit in our working capital of $876 million, compared to a deficit of $367 million as of December 31, 2008 primarily due to the repayment of $650 million of borrowings under our credit facility in the first quarter of 2009.
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
     Our cash flows are as follows:

	Six months ended June 30,
	2009	2008	$ Change
		($ in millions)
Cash provided by (used in):
Operating activities	$845	$871	$(26)
Investing activities	35	(259)	294
Financing activities	(678)	(209)	(469)
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	7	(12)
     For the six months ended June 30, 2009, net cash provided by operating activities decreased by $26 million primarily due to an increase in tax and interest payments, partially offset by increased benefits from other working capital changes and growth in operating income after adjusting for the impacts of depreciation and amortization and the expense accruals related to the occupancy tax assessment and the class action litigation.
     Cash provided by investing activities represented a positive change of $294 million in cash flows for the six months ended June 30, 2009 primarily due to an $170 million decrease in net cash paid for acquisitions, a decrease in capital expenditures of $29 million and cash provided by the maturities of short-term investments of $45 million in the current year period.
     Cash used in financing activities for the six months ended June 30, 2009 primarily included the repayment of $650 million of borrowings under the credit facility. Cash used in financing activities for the six months ended June 30, 2008 primarily included the net repayment of $191 million of debt.
     We currently have authorization, for which there is no fixed termination date, from our Board of Directors to repurchase up to 20 million outstanding shares of our common stock; no such repurchases have been made under this authorization as of July 30, 2009. The number of shares we may repurchase under this authorization is subject to certain of our debt covenants.
     In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that tax payers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay to play.” These jurisdictions may also attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of similar tax ordinances. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we will continue to defend our position vigorously. During the second quarter of 2009, we accrued $55 milllion related to tax assessments in San Francisco. We expect the total of amounts accrued to be paid by the end of the third quarter of 2009 to the detriment of operating cash flows. As of July 30, 2009, $35 million in assessed amounts have been paid.
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
Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
     As of June 30, 2009, there were no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2008. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of June 30, 2009 or December 31, 2008.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
     There has been no material change in our market risk during the six months ended June 30, 2009. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.

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
     There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
     In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. The following are developments regarding such legal proceedings:
     Ryanair Limited v. Travelscape, LLC. Trial is scheduled for February 1, 2010.
     Consumer Class Action Litigation
     hotels.com. On June 23, 2009, plaintiffs filed an amended class action petition. Plaintiff’s amended class certification motion is due on September 4, 2009.
     Expedia Washington. A hearing on both parties’ summary judgment motions was held on May 22, 2009. On May 28, 2009, the court granted the plaintiffs’ motion for summary judgment on their breach of contract claim, without the benefit of an actual trial on the merits, and denied plaintiffs’ motion of summary judgment on their consumer protection act claim. The plaintiffs’ breach of contract claim was based on Expedia’s website Terms of Use that were in effect from February 2003 through December 2006. The court concluded that the damages for the alleged breach are $184,470,451. Expedia entered into a Settlement Agreement providing for the settlement of all claims alleged in the lawsuit. All proceedings currently pending in the trial court and court of appeals, including the trial that was scheduled to begin on July 27, 2009, have been stayed or vacated pending approval of the settlement by the trial court. The plaintiffs intend to file a Motion for Preliminary Approval of the proposed settlement on or before August 3, 2009. The trial court has scheduled a hearing on the Motion for Preliminary Approval for August 10, 2009.
     Hotwire. A tentative settlement has been reached. The court entered an order granting preliminary approval of the class action settlement on July 13, 2009. The deadline to object to and request exclusion from the settlement is September 25, 2009. The approval hearing is scheduled for October 23, 2009.
     Consumer Case against Expedia Canada. On June 26, 2009, a class action suit against Expedia Canada Corp. was filed in Ontario, Canada, alleging that disclosures related to “taxes and service fees” were deceptive. See Magill v. Expedia Canada Corporation and Expedia.ca, CV-09-381919-00LP (Ontario Superior Court of Justice). The complaint asserts claims under the Competition Act and Consumer Protection Act as well as claims of unjust enrichment, restitution, constructive trust, accounting and disgorgement and breach of contract. It seeks damages in the amount of CA$50,000,000 for the class as well as interest, fees and alternate damages measures.
     Litigation Relating to Hotel Occupancy Taxes
     City of Los Angeles Litigation. The case is coordinated with the cases in San Diego and Anaheim. On June 4, 2009, the cases were also coordinated with the San Francisco lawsuit.
     City of Findlay, Ohio Litigation. Plaintiffs filed their second amended consolidated complaint on July 7, 2009. On July 17, 2009, defendants filed a motion to dismiss claims related to plaintiffs’ new cause of action that were similar to earlier dismissed claims.
     City of Rome, Georgia Litigation. On July 10, 2009, the court lifted the stay of the litigation.
     Pitt County, North Carolina Litigation. On January 14, 2009, the Fourth Circuit Court of Appeals affirmed the district court’s dismissal of the lawsuit. The deadline for plaintiff to appeal the dismissal to the Supreme Court was May 12, 2009.
     City of San Diego, California Litigation. The first hearing on the online travel companies’ challenges to the city assessments occurred on June 19, 2009. If the hearing examiner ultimately upholds the city’s assessments, the online travel companies intend to challenge those assessments in court. In addition, the online travel companies intend to challenge the city’s purported right to require them to pay the tax assessment prior to commencing litigation to challenge the applicability of the ordinance. This case is coordinated with the San Francisco, Los Angeles and Anaheim litigation.
     Orange County, Florida Litigation. Trial is scheduled for August 23, 2010 or up to three weeks thereafter.

Part II. Item 1. Legal Proceedings (Continued)
     City of Atlanta, Georgia Litigation. On June 1, 2009, the Court of Appeals vacated its ruling dismissing the litigation and remanded the case. On July 10, 2009, the case was transferred to Judge Michael Johnson.
     City of Gallup, New Mexico Litigation. On July 7, 2009, the court granted plaintiff’s motion for class certification. On July 22, 2009, defendants filed a petition to appeal the order on class certification.
     Columbus, Georgia Litigation. On June 15, 2009, the Georgia Supreme Court denied Expedia’s appeal and affirmed and modified in part the trial court’s ruling. On June 30, 2009, the court denied Expedia’s motion to reconsider. Hotels.com’s appeal is pending.
     Cities of Columbus and Dayton, Ohio Litigation. Plaintiffs filed a second amended complaint on July 7, 2009, which added the Franklin County Convention Facilities Authority (“FCCFA”) as a plaintiff. On July 17, 2009, defendants filed a motion to dismiss FCCFA’s claims. FCCFA’s response is due August 20, 2009.
     City of Houston, Texas Litigation. Defendants filed first amended original answers on May 29, 2009. Trial is currently scheduled for February 1, 2010.
     Jefferson City, Missouri Litigation. Trial is scheduled to begin on March 15, 2010. A tentative settlement has been reached pending city counsel approval. All deadlines have been stayed pending approval.
     City of Oakland, California Litigation. On July 16, 2009, the Ninth Circuit affirmed the dismissal for failure to exhaust administrative remedies.
     Cities of Goodlettsville and Brentwood, Tennessee Litigation. On March 31, 2009, the court denied defendants’ motion to dismiss. Defendants’ answers were filed on April 24, 2009.
     County of Monroe, Florida Litigation. On May 27, 2009, the court reopened the case. Plaintiff filed its first amended complaint on May 28, 2009. Defendants’ motion to dismiss the first amended complaint is pending. Trial is scheduled for April 12, 2010.
     Township of Lyndhurst, New Jersey Litigation. On March 18, 2009, the court granted defendants’ motion to dismiss for lack of standing. On April 9, 2009, plaintiff’s filed a notice of appeal. Appellant’s opening brief was filed on July 6, 2009. Appellees’ brief is due on August 5, 2009, and appellant’s reply brief is due on August 19, 2009.
     City of Baltimore Litigation. On June 3, 2009, the court denied defendants’ motion to dismiss. This case is coordinated with the Worcester County litigation.
     Worcester County, Maryland Litigation. On June 2, 2009, the court denied defendants’ motion to dismiss. The court denied defendants’ motion for reconsideration of the motion to dismiss on July 21, 2009. Defendants’ answer is due on August 4, 2009. This case is coordinated with the Baltimore litigation.
     City of Anaheim, California Litigation. On March 30, 2009, the court overruled the city’s demurrer to the companies’ “pay to play” motion. As a result, the online travel companies are not required to pay the assessed amounts before challenging those assessments in the trial court. On May 22, 2009, the city sought interlocutory review of the “pay first” ruling. The lawsuit is coordinated with the San Diego and Los Angeles matters. On June 4, 2009, the lawsuits were also coordinated with the San Francisco lawsuit. On May 15, 2009, the court lifted the stay to allow for discovery on Prop 218 issues and briefing on all other matters. Defendants filed briefs relating to the city’s contingency fee agreements with their attorneys. On June 11, 2009, the Court of Appeals denied Anaheim’s petition challenging the “pay first” ruling. Anaheim’s “pay first” ruling is pending in the California Supreme Court. The city filed its motion for denial of writ on July 15, 2009, and defendant’s opposition is due July 24, 2009. The hearing on this motion is scheduled for September 23, 2009. Defendants have moved for a continuance of the hearing.
     City of San Francisco, California. On May 11, 2009, the online travel companies filed a petition for writ of mandate in the California superior court seeking to vacate the decision of the hearing examiner and asking for a

Part II. Item 1. Legal Proceedings (Continued)
declaratory judgment that the online travel companies are not subject to San Francisco’s hotel occupancy tax. Expedia, Inc. v. City and County of San Francisco, et. al.; Hotwire, Inc. v. City and County of San Francisco, et. al., Superior Court of the State of California, County of San Francisco). A motion to coordinate the case with the Los Angeles, Anaheim and San Diego lawsuits was granted on June 4, 2009. On May 22, 2009, the city served a notice of intent to seek summary judgment. On June 19, 2009, the court granted the city’s demurrer on the “pay first” issue relating to pay-to-play provisions. Expedia and Hotwire’s appeal of the “pay first” decision was denied and Expedia and Hotwire paid the assessed amounts on July 13, 2009. The companies have filed a claim for refund. Amended petitions are due on August 3, 2009. A hearing on defendants’ motion to disqualify contingency fee counsel will be held on August 17, 2009. A hearing on the hotels.com assessment appeal is scheduled for August 12, 2009.
     City of Jacksonville Litigation. On April 8, 2009, defendants filed their answers. The parties have agreed to dismiss IAC.
     The following cases relating to hotel occupancy taxes have been filed in addition the legal proceedings discussing in the “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
     City of Bowling Green, Kentucky. On March 10, 2009, the city of Bowling Green, Kentucky filed an individual action against a number of internet travel companies, including Expedia, Inc., hotels.com LP and Hotwire, Inc. City of Bowling Green, Kentucky vs. hotels.com, L.P., et. al., Civil Action 09-CI-409, Commonwealth of Kentucky, Warren Circuit Court. The complaint alleges that the defendants have failed to pay transient room taxes as required by municipal ordinance. Defendants’ motion to dismiss is pending.
     County of Genesee, County of Calhoun, County of Ingham and County of Saginaw, Michigan. On February 24, 2009, four Michigan Counties, Genesee, Calhoun, Ingham and Saginaw filed an individual action against a number of internet travel companies, including Expedia, Inc., hotels.com L.P., hotels.com GP, LLC and TravelNow.com, Inc. County of Genesee, Michigan v. hotels.com, L.P., et. al., 09-265-CZ (Circuit Court for the County of Ingham, Michigan). The complaint alleges that the defendants have failed to pay hotel accommodation taxes as required by county ordinance. Defendants’ filed a motion for summary disposition on June 29, 2009. Plaintiffs’ response is due on August 14, 2009. Hearing on the motion for summary disposition is scheduled for August 21, 2009.
     South Carolina Litigation. On March 16, 2009, Travelscape, LLC filed a notice of appeal in the South Carolina Court of Appeals. Travelscape, LLC v. South Carolina Department of Revenue, 2008-ALJ-17-0076-CC (State of South Carolina Court of Appeals). Plaintiff appeals the Administrative Law Court’s order of February 13, 2009, relating to the South Carolina Department of Revenue’s assessment of sales and accommodations taxes against plaintiffs. Plaintiff filed its initial brief on May 13, 2009. The DOR’s response brief was received on July 17, 2009. Travelscape’s reply is due on July 30, 2009.
     Broward County, Florida Litigation. On January 12, 2009, Expedia, hotels.com, L.P. and Hotwire filed separate actions against Broward County, Florida and the Florida Department of Revenue. Expedia, Inc. v. Broward County Florida, et. al., Case Nos., 37 2009 CA 000131, 37 2009 CA 000129, and 37 2009 000128 (Second Judicial Circuit Court, State of Florida, Leon County). The complaints contest the assessments against plaintiffs on the grounds that plaintiffs are not subject to the tourist development tax, among other claims. Defendants answered and asserted counterclaims on February 2, 2009. Plaintiffs’ motion to dismiss defendants’ counterclaims is pending. On May 13, 2009, the court consolidated all cases for all purposes except trial on any Broward counterclaims.
     St. Louis County, Missouri Litigation. On July 6, 2009, St. Louis County, Missouri filed an action against a number of online travel companies, including Expedia, Inc. (DE), Expedia, Inc. (WA), hotels.com, hotels.com, L.P., hotels.com GP, LLC, Hotwire, Inc., and TravelNow.com, Inc. St. Louis County, Missouri v. Prestige Travel, Inc., et. al., Case No. 09SL-CC02912 (21st Judicial Circuit Court, St. Louis County, Missouri). The complaint alleges

Part II. Item 1. Legal Proceedings (Continued)
that the defendants have failed to collect and/or pay taxes under the county’s tourism and hotel tax ordinances. Some of the Expedia defendants were served on July 20, 2009.
      At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes. The states of South Carolina, Texas, Pennsylvania, Florida, Georgia, Indiana, New Mexico, New York, West Virginia, Wisconsin and Kansas; the counties of Miami-Dade, Broward and Duvall, Florida; the cities of Alpharetta, Atlanta, Augusta, Cartersville, Cedartown, Clayton, College Park, Columbus, Dalton, East Point, Hart, Hartwell, Macon, Richmond, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; the counties of Cobb, DeKalb, Fulton and Gwinnett, Georgia; the cities of Los Angeles, San Diego, San Francisco, Anaheim, West Hollywood, South Lake Tahoe, Palm Springs, Monterey County, Sacramento, Long Beach, Napa, Newport Beach, Oakland, Irvine, Fresno, La Quinta, Dana Point, Laguna Beach, Riverside, Eureka, La Palma, Twenty-nine Palms, Laguna Hills, Garden Grove, Corte Madera, Santa Rosa, Manhattan Beach, Huntington Beach, Ojai, Orange, Sacramento, Sunnyvale, Truckee, Walnut Creek, Carson, Cypress, Lompoc, San Bruno, San Jose, and Santa Barbara, California; the cities of Phoenix, Scottsdale, Tucson and Peoria, Arizona; undisclosed cities in Alabama; Jefferson County, Arkansas; the cities of Pine Bluff, and North Little Rock, Arkansas; the city of Chicago, Illinois; the cities of New Orleans and Lafayette Parish, Louisiana; the city of Baltimore, Maryland; New York City; and the city of Madison, Wisconsin, among others, have begun or attempted to pursue formal or informal audits or administrative procedures, or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.
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

Part II. Item 4 Submission of Matters to a Vote of Security Holders
     On June 2, 2009, the Company’s annual meeting of stockholders (the “Annual Meeting”) was held. Stockholders present in person or by proxy, representing 241,866,292 shares of Expedia common stock (entitled to one vote per share), 25,599,998 shares of Expedia Class B common stock (entitled to ten votes per share) and no shares of Expedia Series A preferred stock (entitled to two votes per share), voted on the following matters:
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
     Holders of Expedia Common Stock, voting as a separate class:

	Votes in Favor	Votes Withheld
A. George “Skip” Battle	232,865,235	9,001,057
Craig A. Jacobson	236,916,883	4,949,409
Peter M. Kern	227,473,196	14,393,096
     Holders of Expedia Common Stock, Expedia Class B Common Stock and Expedia Series A Preferred Stock, voting together as a single class:

	Votes in Favor	Votes Withheld
Barry Diller	383,442,322	114,423,950
Dara Khosrowshahi	432,739,226	65,127,046
Victor A. Kaufman	418,362,296	79,503,976
Jonathan L. Dolgen	479,685,610	18,180,662
William R. Fitzgerald	391,005,251	106,861,021
John C. Malone	421,281,791	76,584,481
José A. Tazón	489,163,261	8,703,011
     Proposal 2. Approval of Amendment to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan to Increase the Number of Shares Authorized for Issuance Thereunder by 26,000,000— The holders of Expedia Common Stock, Expedia Class B Common Stock and Expedia Series A Preferred Stock, voting as a single class, also approved the increase of shares authorized for issuance under the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan by 26 million. The affirmative vote of a majority of the total voting power of those shares of Expedia Common Stock, Class B Common Stock and Series A Preferred Stock present in person or represented by proxy at the Annual Meeting, voting together as a single class, was required to approve Proposal 2. Those stockholders eligible to vote, voted as follows:

Votes in Favor	Votes Against	Votes Abstaining	Broker Non-Votes
369,689,047	114,253,777	64,768	13,858,680
     Proposal 3. Ratification of Appointment of Independent Registered Public Accounting Firm—The holders of Expedia Common Stock, Expedia Class B Common Stock and Expedia Series A Preferred Stock, voting as a single class, also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. The affirmative vote of a majority of the total voting power of those shares of Expedia Common Stock, Class B Common Stock and Series A Preferred Stock present in person

Part II. Item 4 Submission of Matters to a Vote of Security Holders (Continued)
or represented by proxy at the Annual Meeting, voting together as a single class, was required to approve Proposal 3. Those stockholders eligible to vote, voted as follows:

Votes in Favor	Votes Against	Votes Abstaining
497,633,837	125,598	106,837

Part II. Item 6 Exhibits
     The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed		Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1	Employment Agreement between Dara Khosrowshahi and Expedia, Inc., effective as of May 28, 2009.	X

10.2	Amended and Restated Restricted Stock Unit Agreement between Dara Khosrowshahi and Expedia, Inc., dated as of April 8, 2009.	X

10.3	Amended and Restated Employment Agreement between Burke F. Norton and Expedia, Inc., effective as of May 28, 2009.	X

10.4	Amended and Restated Employment Agreement between Michael B. Adler and Expedia, Inc., effective as of May 16, 2009.	X

31.1	Certification of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

Signature
     Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

July 30, 2009	Expedia, Inc.
	By:	/s/ MICHAEL B. ADLER
Michael B. Adler
Chief Financial Officer