Form 10-Q
period 2009-09-30
Expedia, Inc.
filed 2009-10-29
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each of the registrant’s classes of common stock as of October 16, 2009 was:

Common stock, $0.001 par value per share	263,152,725 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Expedia, Inc.
Form 10-Q
For the Quarter Ended September 30, 2009
Contents

Part I.
Item 1. Consolidated Financial Statements
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$852,428	$833,337	$2,257,908	$2,316,202

Costs and expenses:
Cost of revenue (1)	169,436	177,735	461,711	500,022
Selling and marketing (1)	284,847	299,919	792,223	888,275
Technology and content (1)	78,637	72,195	234,190	215,685
General and administrative (1)	73,165	68,075	208,454	199,557
Amortization of intangible assets	9,588	15,827	27,959	52,538
Restructuring charges	13,781	—	28,597	—
Occupancy tax assessments and legal reserves	—	—	74,211	—

Operating income	222,974	199,586	430,563	460,125

Other income (expense):
Interest income	1,153	7,428	5,241	24,616
Interest expense	(21,180)	(20,061)	(63,630)	(49,103)
Other, net	(4,749)	(23,243)	(30,769)	(32,014)

Total other expense, net	(24,776)	(35,876)	(89,158)	(56,501)

Income before income taxes	198,198	163,710	341,405	403,624
Provision for income taxes	(80,385)	(69,223)	(141,995)	(164,139)

Net income	117,813	94,487	199,410	239,485
Net (income) loss attributable to noncontrolling interests	(799)	337	(2,110)	2,734

Net income attributable to Expedia, Inc.	$117,014	$94,824	$197,300	$242,219

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.41	$0.33	$0.69	$0.85
Diluted	0.40	0.33	0.68	0.83

Shares used in computing earnings per share:
Basic	288,426	286,674	287,987	285,930
Diluted	293,728	291,724	290,835	293,256

(1) Includes stock-based compensation as follows:
Cost of revenue	$505	$510	$1,730	$1,753
Selling and marketing	2,974	2,497	9,745	8,968
Technology and content	3,315	3,264	11,903	11,492
General and administrative	7,725	9,096	23,289	25,814

Total stock-based compensation	$14,519	$15,367	$46,667	$48,027

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$838,579	$665,412
Restricted cash and cash equivalents	15,597	3,356
Short-term investments	48,833	92,762
Accounts receivable, net of allowance of $14,071 and $12,584	367,935	267,270
Prepaid merchant bookings	94,530	66,081
Prepaid expenses and other current assets	90,507	103,833

Total current assets	1,455,981	1,198,714
Property and equipment, net	231,922	247,954
Long-term investments and other assets	55,393	75,593
Intangible assets, net	824,686	833,419
Goodwill	3,579,211	3,538,569

TOTAL ASSETS	$6,147,193	$5,894,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, merchant	$769,609	$625,059
Accounts payable, other	184,308	150,534
Deferred merchant bookings	886,559	523,563
Deferred revenue	19,826	15,774
Accrued expenses and other current liabilities	317,337	251,238

Total current liabilities	2,177,639	1,566,168
Long-term debt	894,947	894,548
Credit facility	—	650,000
Deferred income taxes, net	212,137	189,541
Other long-term liabilities	226,322	213,028

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	342	340
Authorized shares: 1,600,000
Shares issued: 341,869 and 339,525
Shares outstanding: 263,042 and 261,374
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	6,018,523	5,979,484
Treasury stock — Common stock, at cost	(1,737,598)	(1,731,235)
Shares: 78,827 and 78,151
Retained earnings (deficit)	(1,718,259)	(1,915,559)
Accumulated other comprehensive income (loss)	6,743	(16,002)

Total Expedia, Inc. stockholders’ equity	2,569,777	2,317,054
Noncontrolling interest	66,371	63,910

Total stockholders’ equity	2,636,148	2,380,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,147,193	$5,894,249

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2009	2008

Operating activities:
Net income	$199,410	$239,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	75,340	54,935
Amortization of intangible assets and stock-based compensation	74,626	100,565
Deferred income taxes	(1,174)	(9,547)
Gain on derivative instruments assumed at Spin-Off	—	(4,600)
Equity in (income) loss of unconsolidated affiliates	(1,173)	558
Foreign exchange (gain) loss on cash and cash equivalents, net	(6,719)	55,974
Realized (gain) loss on foreign currency forwards	(30,372)	20,234
Other	9,663	1,886
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(95,210)	(45,655)
Prepaid merchant bookings and prepaid expenses	(25,765)	(54,845)
Accounts payable, merchant	142,968	64,397
Accounts payable, other, accrued expenses and other current liabilities	111,782	105,248
Deferred merchant bookings	362,909	235,260
Deferred revenue	4,047	3,634

Net cash provided by operating activities	820,332	767,529

Investing activities:
Capital expenditures, including internal-use software and website development	(62,932)	(118,984)
Acquisitions, net of cash acquired	(8,363)	(529,414)
Purchase of short-term investments	(46,000)	—
Maturities of short-term investments	90,171	—
Net settlement of foreign currency forwards	30,372	(20,234)
Reclassification of Reserve Primary Fund holdings	—	(80,360)
Distributions from Reserve Primary Fund	9,083	—
Changes in long-term investments, deposits and other	1,687	9,899

Net cash provided by (used in) investing activities	14,018	(739,093)

Financing activities:
Credit facility borrowings	—	340,000
Credit facility repayments	(650,000)	(675,000)
Proceeds from issuance of long-term debt, net of issuance costs	—	392,386
Changes in restricted cash and cash equivalents	(12,241)	8,044
Proceeds from exercise of equity awards	3,050	6,348
Excess tax benefit on equity awards	251	3,154
Treasury stock activity	(6,363)	(12,575)
Other, net	(6,306)	—

Net cash provided by (used in) financing activities	(671,609)	62,357
Effect of exchange rate changes on cash and cash equivalents	10,426	(48,508)

Net increase in cash and cash equivalents	173,167	42,285
Cash and cash equivalents at beginning of period	665,412	617,386

Cash and cash equivalents at end of period	$838,579	$659,671

Supplemental cash flow information
Cash paid for interest	$77,352	$48,959
Income tax payments, net	158,257	124,232
See accompanying notes.

Notes to Consolidated Financial Statements
September 30, 2009

(Unaudited)
Note 1 — Basis of Presentation
Description of Business
     Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, hotels.com®, Hotwire.comtm, Expedia Affiliate Network (formerly “Worldwide Travel Exchange and Interactive Affiliate Network”), Classic Vacations, Egenciatm, eLongtm, Inc. (“eLong”), TripAdvisor® Media Network and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
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
     The following table presents a summary of the amounts as reported and as reclassified in our consolidated statements of operations for the three and nine months ended September 30, 2008:

	Three months ended		Nine months ended
	September 30, 2008		September 30, 2008
	As reported	As reclassified	As reported	As reclassified
	(In thousands)
Cost of revenue	$177,001	$177,735	$497,818	$500,022
Selling and marketing	298,858	299,919	885,530	888,275
Technology and content	51,480	72,195	156,526	215,685
General and administrative	90,585	68,075	263,665	199,557
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
Note 2 — Summary of Significant Accounting Policies
Recently Adopted Accounting Guidance
     On January 1, 2008, we adopted certain provisions of Accounting Standards Codification (“ASC”) topic 820 (formerly SFAS No. 157, Fair Value Measurements). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 applies when another portion of the codification requires or permits assets or liabilities to be measured at fair value. Accordingly, ASC 820 does not require any new fair value measurements. On January 1, 2009, we adopted the remaining provisions of ASC 820 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of ASC 820 did not materially impact our consolidated financial statements.
     On January 1, 2009, we adopted ASC topic 805 (formerly SFAS No. 141R, Business Combinations). ASC 805 applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Contingent consideration arrangements are recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies are also typically recognized at their acquisition date fair values. In subsequent periods, contingent liabilities are measured at the higher of their acquisition date fair values or the estimated amounts to be realized. The adoption of ASC 805 did not materially impact our consolidated financial statements but does change our accounting treatment for business combinations on a prospective basis.
     On January 1, 2009, we adopted ASC sub-topic 810-10 (formerly SFAS No. 160, Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51”). ASC 810-10 states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only

Notes to Consolidated Financial Statements — (Continued)
those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Beginning on January 1, 2009, upon adoption of ASC 810-10, we recharacterized our minority interest as a noncontrolling interest and classified it as a component of stockholders’ equity in our consolidated financial statements with the exception of shares redeemable at the option of the minority holders, which are not significant and have been classified as a liability.
     On January 1, 2009, we adopted ASC subtopic 815-10-50 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities). ASC 815-10-50 requires enhanced disclosures about an entity’s derivative and hedging activities, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of ASC 815-10-50 did not materially impact our consolidated financial statements. See “Derivatives” below for applicable disclosures under ASC 815-10-50.
     During the second quarter of 2009, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) in April 2009 that is intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities and guidance that expanded the fair value disclosures required for all financial instruments within the scope of ASC topic 825 to interim periods. The adoption of this guidance did not materially impact our consolidated financial statements but did result in increased disclosures related to our debt.
     During the second quarter of 2009, we adopted ASC topic 855 (formerly SFAS No. 165, Subsequent Events), on a prospective basis. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption did not materially impact our consolidated financial statements. We have evaluated subsequent events through the time that we filed our financial statements on October 29, 2009.
     During the third quarter of 2009, we adopted ASC topic 105 (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles), which establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. We now use the new guidelines and numbering system prescribed by the Codification when referring to GAAP. As the Codification does not change or alter existing GAAP, it did not have any impact on our consolidated financial statements.
New Accounting Guidance
     In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.
     In June 2009, the FASB issued guidance related to accounting for transfers of financial assets (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140), which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires greater transparency of related disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance will not have an impact on our consolidated financial statements.
     In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, which amends ASC topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. We are currently evaluating both the timing and the impact the adoption of this guidance will have on our consolidated financial statements.

Notes to Consolidated Financial Statements — (Continued)
Derivatives
     Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated merchant accounts payable and deferred merchant bookings balances. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and are recorded at fair value with gains and losses recorded in other, net. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets (a Level 2 input). As of September 30, 2009, our net forward liability was insignificant and recorded in accrued expenses and other current liabilities. As of December 31, 2008, our net forward liability was $1 million. We recorded $1 million and $30 million in net gains from foreign currency forward contracts during the three and nine months ended September 30, 2009, and $21 million in net losses during the three and nine months ended September 30, 2008.
Note 3 — Debt
     The following table sets forth our outstanding debt:

	September 30,	December 31,
	2009	2008
	(In thousands)
8.5% senior notes due 2016, net of discount	$394,947	$394,548
7.456% senior notes due 2018	500,000	500,000

Long-term debt	894,947	894,548
Credit facility	—	650,000

Total long-term indebtedness	$894,947	$1,544,548

Long-term Debt
     Our $400 million of senior unsecured notes outstanding at September 30, 2009 are due in July 2016 and bear interest at 8.5% (the “8.5% Notes”). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year. The 8.5% Notes include covenants that limit our ability to (i) incur additional indebtedness, (ii) pay dividends or make restricted payments, (iii) dispose of assets, (iv) create or incur liens, (v) enter into sale/leaseback transactions and (vi) merge or consolidate with or into another entity. Certain of these covenants in the 8.5% Notes, including the covenants limiting our ability to incur additional indebtedness, pay dividends or make restricted payments and dispose of assets, will be suspended during any time that the 8.5% Notes have an investment grade rating from both Standard and Poor’s and Moody’s and no default exists under the 8.5% Note indenture. The 8.5% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. Prior to July 1, 2011, in the event of a qualified equity offering, we may redeem up to 35% of the 8.5% Notes at a redemption price of 108.5% of the principal plus accrued interest. Additionally, we may redeem the 8.5% Notes prior to July 1, 2012 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. On or after July 1, 2012, we may redeem the 8.5% Notes in whole or in part at specified prices ranging from 104.250% to 100% of the principal plus accrued interest.
     Our $500 million in registered senior unsecured notes outstanding at September 30, 2009 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes include covenants that limit our ability (i) to enter into sale/leaseback transactions, (ii) to create or incur liens and (iii) to merge or consolidate with or into another entity. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes in accordance with the terms of the agreement, in whole or in part at any time at our option.
     Based on quoted market prices, the fair value of our 7.456% Notes was approximately $525 million and $365 million as of September 30, 2009 and December 31, 2008, and the fair value of our 8.5% Notes was approximately $421 million and $280 million as of September 30, 2009 and December 31, 2008.
     The 7.456% and 8.5% Notes are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further

Notes to Consolidated Financial Statements — (Continued)
information, see Note 10 — Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the 7.456% and 8.5% Notes was $13 million and $32 million as of September 30, 2009 and December 31, 2008.
Credit Facility
     Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries and expires in August 2010. No amounts were outstanding as of September 30, 2009. We had $650 million outstanding under the revolving credit facility as of December 31, 2008. The facility bears interest based on market interest rates plus a spread, which is determined based on our financial leverage. The interest rate was 1.34% as of December 31, 2008. On February 18, 2009, we amended our credit facility to replace a tangible net worth covenant with a minimum interest coverage covenant, among other changes. As part of this amendment, our leverage ratio was tightened, pricing on our borrowings increased by 200 basis points and we paid approximately $6 million in fees, which is being amortized over the remaining term of the credit facility. The annual fee to maintain the facility ranges from 0.4% to 0.5% on the unused portion of the facility, or approximately $4 million to $5 million if all of the facility is unused. The facility also contains financial covenants consisting of a leverage ratio and a minimum interest coverage ratio.
     The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of September 30, 2009, and December 31, 2008, there was $42 million and $58 million of outstanding stand-by LOCs issued under the facility.
Note 4 — Stockholders’ Equity
Stock-based Awards
     Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and stock options. Our RSUs generally vest over five years and our stock options generally vest over four years.
     As of September 30, 2009, we had stock-based awards outstanding representing approximately 26 million shares of our common stock consisting of options to purchase approximately 19 million shares of our common stock with a weighted average exercise price of $15.50 and weighted average remaining life of 5.4 years and approximately 7 million RSUs.
     Annual employee stock-based award grants typically occur during the first quarter of each year. In the first quarter of 2009, we awarded stock options as our primary form of stock-based compensation. During the nine months ended September 30, 2009, we granted 10 million options and 1 million RSUs. During the nine months ended September 30, 2008, we granted 4 million RSUs.
     The fair value of the stock options granted during the nine months ended September 30, 2009 totaled $34 million as estimated at the date of grant using the Black-Scholes option-pricing model.
Comprehensive Income
     Comprehensive income was $130 million and $84 million for the three months ended September 30, 2009 and 2008, and $220 million and $227 million for the nine months ended September 30, 2009 and 2008. The primary difference between net income attributable to Expedia, Inc. as reported and comprehensive income was foreign currency translation adjustments.

Notes to Consolidated Financial Statements — (Continued)
Note 5 — Earnings Per Share
     The following table presents our basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(In thousands, except per share data)

Net income attributable to Expedia, Inc.	$117,014	$94,824	$197,300	$242,219
Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.41	$0.33	$0.69	$0.85
Diluted	0.40	0.33	0.68	0.83

Weighted average number of shares outstanding:
Basic	288,426	286,674	287,987	285,930

Dilutive effect of:
Options to purchase common stock	4,111	749	2,097	1,163
Warrants to purchase common stock	62	3,710	32	4,930
Other dilutive securities	1,129	591	719	1,233

Diluted	293,728	291,724	290,835	293,256

     The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Note 6 — Other, Net
     The following table presents the components of other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Foreign exchange rate losses, net	$(5,302)	$(23,456)	$(26,135)	$(35,088)
Noncontrolling investment basis adjustment	—	—	(5,158)	—
Equity income (loss) of unconsolidated affiliates	989	1,358	1,173	(558)
Gain (loss) on derivative instruments assumed at Spin-Off	—	20	—	4,600
Other	(436)	(1,165)	(649)	(968)

Total	$(4,749)	$(23,243)	$(30,769)	$(32,014)

     During the nine months ended September 30, 2009, we acquired an additional interest in one of our equity method investments for $3 million in cash, resulting in a 60% majority ownership interest in that entity. In conjunction with the acquisition, we remeasured our previously held equity interest to fair value and recognized the resulting loss of $5 million in other, net during the period. The fair value was determined based on various valuation techniques, including market comparables and discounted cash flow projections (Level 3 inputs). Our investment agreement contains certain rights, whereby we may acquire and the investee may sell to us the additional shares of the company, at fair value or at established multiples of future earnings at our discretion, during the first quarter of 2011 and 2013.
Note 7 — Restructuring Charges
     In conjunction with the reorganization of our business around our global brands, and the resulting centralization of locations and brand management, marketing and administrative personnel as well as certain customer operations centers, we recognized $29 million in restructuring charges during the nine months ended September 30, 2009. Restructuring charges related to our brand reorganization are expected to be substantially completed by the end of 2009.

Notes to Consolidated Financial Statements — (Continued)
    The following table summarizes the restructuring activity for the nine months ended September 30, 2009:

	Employee
	Severance and
	Benefits	Other	Total
	(In thousands)
Accrued liability as of January 1, 2009	$—	$—	$—
Charges	26,915	1,682	28,597
Payments	(7,674)	(917)	(8,591)
Non-cash items	(101)	(613)	(714)

Accrued liability as of September 30, 2009	$19,140	$152	$19,292

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
     Litigation Relating to Hotel Occupancy Taxes. Lawsuits have been filed by fifty-nine cities and counties involving hotel occupancy taxes. In addition, there have been six consumer lawsuits filed relating to taxes and fees. The municipality and consumer lawsuits are in various stages ranging from responding to the complaint to dismissal or settlement. We continue to defend these lawsuits vigorously. To date, sixteen of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Five dismissals (Pitt County, North Carolina; Findlay, Ohio; Columbus and Dayton, Ohio; City of Orange, Texas; and Louisville, Kentucky) were based on a finding that the defendants were not subject to the local hotel occupancy tax ordinance. As a result of this litigation and other attempts by certain jurisdictions to levy similar taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes in the amount of $21 million and $20 million at September 30, 2009 and December 31, 2008, respectively. Our reserve is based on our best estimate and the ultimate resolution of these issues may be greater or less than the liabilities recorded.
     In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that tax payers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay to play.” These jurisdictions may attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of similar tax ordinances. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we will continue to defend our position vigorously. On March 30, 2009, the California Superior Court for Orange County determined we are not required to make a payment in order to litigate in Anaheim, California. During the quarter ended June 30, 2009, we accrued, and on July 13, 2009 we paid, $35 million to the City of San Francisco for amounts assessed for hotel occupancy tax, including penalties and interest, from January 2000 to March 2009. We also accrued $20 million during the quarter ended June 30, 2009 for additional assessments that it is probable we will pay in the fourth quarter of 2009 related to the same issue. We paid and expect to pay such amounts in order to be allowed to pursue litigation challenging whether we are required to pay hotel occupancy tax on the portion of the customer payment we retain as compensation and, if so, the actual amounts owed. We do not believe that the amounts we retain as compensation are subject to the city’s hotel occupancy tax ordinance. If we prevail in the litigation, the city will be required to repay these amounts, plus interest.
     Class Action Lawsuit. We are a defendant in a class action lawsuit filed in Seattle, Washington alleging that certain practices related to our service fees breached our Terms of Use and violated Washington’s Consumer Protection Act from 2001 through 2008. In May 2009, the court granted the plaintiffs’ motion for summary judgment on their breach of

Notes to Consolidated Financial Statements — (Continued)
contract claim, without the benefit of an actual trial on the merits, and denied the plaintiffs’ motion for summary judgment on their Consumer Protection Act claim. The court concluded that the damages for the alleged breach were approximately $185 million. We have entered into a Settlement Agreement providing for the settlement of all claims alleged in the lawsuit. The Settlement Agreement was preliminarily approved by the court on August 10, 2009. The final approval hearing is scheduled for December 1, 2009. We have denied and continue to deny all of the allegations and claims asserted in the lawsuit, including claims that the plaintiffs have suffered any harm or damages. We do not admit liability or the truth of any of the allegations in the lawsuit and are attempting to settle the case to avoid costly and time-consuming litigation. We have estimated the range of possible loss associated with the settlement to be $19 million to $134 million and have accrued $19 million as of September 30, 2009, our best estimate of the low end of the range of the probable costs associated with the settlement.
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
     Our Leisure segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and hotels.com in the United States and localized Expedia and hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Venere, eLong and Classic Vacations. Our TripAdvisor Media Network segment provides advertising services to travel suppliers on its websites, which aggregate traveler opinions and unbiased travel articles about cities, hotels, restaurants and activities in a variety of destinations through tripadvisor.com and its localized international versions, as well as through its various travel media content properties within the TripAdvisor Media Network. Our Egencia segment provides managed travel services to corporate customers in North America, Europe, and the Asia Pacific region.
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

Notes to Consolidated Financial Statements — (Continued)
     The following tables present our segment information for the three and nine months ended September 30, 2009 and 2008. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Three months ended September 30, 2009
		TripAdvisor		Corporate &
	Leisure	Media Network	Egencia	Eliminations	Total
	(In thousands)

Third-party revenue	$768,676	$56,597	$27,155	$—	$852,428
Intersegment revenue	—	40,269	—	(40,269)	—

Revenue	$768,676	$96,866	$27,155	$(40,269)	$852,428

Operating Income Before Amortization	$274,411	$56,692	$789	$(75,466)	$256,426
Amortization of intangible assets	—	—	—	(9,588)	(9,588)
Stock-based compensation	—	—	—	(14,519)	(14,519)
Restructuring charges	—	—	—	(13,781)	(13,781)
Realized loss on revenue hedges	—	—	—	4,436	4,436

Operating income (loss)	$274,411	$56,692	$789	$(108,918)	222,974

Other expense, net					(24,776)

Income before income taxes					198,198
Provision for income taxes					(80,385)

Net income					117,813
Net income attributable to noncontrolling interests					(799)

Net income attributable to Expedia, Inc.					$117,014

	Three months ended September 30, 2008
		TripAdvisor		Corporate &
	Leisure	Media Network	Egencia	Eliminations	Total
	(In thousands)

Third-party revenue	$748,606	$57,827	$26,904	$—	$833,337
Intersegment revenue	—	27,234	—	(27,234)	—

Revenue	$748,606	$85,061	$26,904	$(27,234)	$833,337

Operating Income Before Amortization	$261,291	$43,818	$(453)	$(73,876)	$230,780
Amortization of intangible assets	—	—	—	(15,827)	(15,827)
Stock-based compensation	—	—	—	(15,367)	(15,367)

Operating income (loss)	$261,291	$43,818	$(453)	$(105,070)	199,586

Other expense, net					(35,876)

Income before income taxes					163,710
Provision for income taxes					(69,223)

Net income					94,487
Net loss attributable to noncontrolling interests					337

Net income attributable to Expedia, Inc.					$94,824

Notes to Consolidated Financial Statements — (Continued)

	Nine months ended September 30, 2009
		TripAdvisor		Corporate &
	Leisure	Media Network	Egencia	Eliminations	Total
	(In thousands)

Third-party revenue	$2,017,850	$161,230	$78,828	$—	$2,257,908
Intersegment revenue	—	111,213	—	(111,213)	—

Revenue	$2,017,850	$272,443	$78,828	$(111,213)	$2,257,908

Operating Income Before Amortization	$658,011	$156,783	$(559)	$(215,606)	$598,629
Amortization of intangible assets	—	—	—	(27,959)	(27,959)
Stock-based compensation	—	—	—	(46,667)	(46,667)
Restructuring charges	—	—	—	(28,597)	(28,597)
Occupancy tax assessments and legal reserves	—	—	—	(74,211)	(74,211)
Realized loss on revenue hedges	—	—	—	9,368	9,368

Operating income (loss)	$658,011	$156,783	$(559)	$(383,672)	430,563

Other expense, net					(89,158)

Income before income taxes					341,405
Provision for income taxes					(141,995)

Net income					199,410
Net income attributable to noncontrolling interests					(2,110)

Net income attributable to Expedia, Inc.					$197,300

	Nine months ended September 30, 2008
		TripAdvisor		Corporate &
	Leisure	Media Network	Egencia	Eliminations	Total
	(In thousands)

Third-party revenue	$2,073,080	$158,668	$84,454	$—	$2,316,202
Intersegment revenue	—	77,706	—	(77,706)	—

Revenue	$2,073,080	$236,374	$84,454	$(77,706)	$2,316,202

Operating Income Before Amortization	$655,628	$123,790	$3,536	$(222,264)	$560,690
Amortization of intangible assets	—	—	—	(52,538)	(52,538)
Stock-based compensation	—	—	—	(48,027)	(48,027)

Operating income (loss)	$655,628	$123,790	$3,536	$(322,829)	460,125

Other expense, net					(56,501)

Income before income taxes					403,624
Provision for income taxes					(164,139)

Net income					239,485
Net loss attributable to noncontrolling interests					2,734

Net income attributable to Expedia, Inc.					$242,219

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
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$698,765	$258,349	$(104,686)	$852,428

Costs and expenses:
Cost of revenue	—	140,004	30,708	(1,276)	169,436
Selling and marketing	—	279,647	108,532	(103,332)	284,847
Technology and content	—	61,970	16,733	(66)	78,637
General and administrative	—	48,180	24,997	(12)	73,165
Amortization of intangible assets	—	2,645	6,943	—	9,588
Restructuring charges	—	6,907	6,874	—	13,781
Occupancy tax assessments and legal reserves	—	—	—	—	—

Operating income	—	159,412	63,562	—	222,974

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	128,564	37,742	—	(166,306)	—
Other, net	(18,189)	1,366	(7,953)	—	(24,776)

Total other income (expense), net	110,375	39,108	(7,953)	(166,306)	(24,776)

Income before income taxes	110,375	198,520	55,609	(166,306)	198,198
Provision for income taxes	6,639	(69,738)	(17,286)	—	(80,385)

Net income	117,014	128,782	38,323	(166,306)	117,813
Net income attribuatable to noncontrolling interest	—	—	(799)	—	(799)

Net income attributable to Expedia, Inc.	$117,014	$128,782	$37,524	$(166,306)	$117,014

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$745,259	$213,291	$(125,213)	$833,337

Costs and expenses:
Cost of revenue	—	150,948	28,142	(1,355)	177,735
Selling and marketing	—	292,646	131,204	(123,931)	299,919
Technology and content	—	57,377	14,692	126	72,195
General and administrative	—	42,712	25,416	(53)	68,075
Amortization of intangible assets	—	10,526	5,301	—	15,827

Operating income	—	191,050	8,536	—	199,586

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	105,708	4,127	—	(109,835)	—
Other, net	(17,842)	(13,189)	(4,845)	—	(35,876)

Total other income (expense), net	87,866	(9,062)	(4,845)	(109,835)	(35,876)

Income before income taxes	87,866	181,988	3,691	(109,835)	163,710
Provision for income taxes	6,958	(74,495)	(1,686)	—	(69,223)

Net income (loss)	94,824	107,493	2,005	(109,835)	94,487
Net loss attributable to noncontrolling interest	—	—	337	—	337

Net income attributable to Expedia, Inc.	$94,824	$107,493	$2,342	$(109,835)	$94,824

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,909,608	$628,095	$(279,795)	$2,257,908

Costs and expenses:
Cost of revenue	—	377,537	87,854	(3,680)	461,711
Selling and marketing	—	753,419	314,810	(276,006)	792,223
Technology and content	—	187,012	47,235	(57)	234,190
General and administrative	—	139,096	69,410	(52)	208,454
Amortization of intangible assets	—	8,325	19,634	—	27,959
Restructuring charges	—	17,682	10,915	—	28,597
Occupancy tax assessments and legal reserves	—	74,211	—	—	74,211

Operating income	—	352,326	78,237	—	430,563

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	231,940	36,191	—	(268,131)	—
Other, net	(54,552)	(19,411)	(15,195)	—	(89,158)

Total other income (expense), net	177,388	16,780	(15,195)	(268,131)	(89,158)

Income before income taxes and minority interest	177,388	369,106	63,042	(268,131)	341,405
Provision for income taxes	19,912	(134,639)	(27,268)	—	(141,995)

Net income	197,300	234,467	35,774	(268,131)	199,410
Net income attributable to noncontrolling interest			(2,110)		(2,110)

Net income attributable to Expedia, Inc.	$197,300	$234,467	$33,664	$(268,131)	$197,300

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$2,082,362	$576,031	$(342,191)	$2,316,202

Costs and expenses:
Cost of revenue	—	421,534	81,984	(3,496)	500,022
Selling and marketing	—	873,084	353,950	(338,759)	888,275
Technology and content	—	175,710	39,816	159	215,685
General and administrative	—	129,196	70,456	(95)	199,557
Amortization of intangible assets	—	42,429	10,109	—	52,538

Operating income	—	440,409	19,716	—	460,125

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	260,524	7,131	—	(267,655)	—
Other, net	(32,825)	(7,938)	(15,738)	—	(56,501)

Total other income (expense), net	227,699	(807)	(15,738)	(267,655)	(56,501)

Income before income taxes	227,699	439,602	3,978	(267,655)	403,624
Provision for income taxes	14,520	(175,617)	(3,042)	—	(164,139)

Net income (loss)	242,219	263,985	936	(267,655)	239,485
Net loss attributable to noncontrolling interest	—	—	2,734	—	2,734

Net income attributable to Expedia, Inc.	$242,219	$263,985	$3,670	$(267,655)	$242,219

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Total current assets	$61,983	$1,857,152	$421,339	$(884,493)	$1,455,981
Investment in subsidiaries	4,057,144	623,121	—	(4,680,265)	—
Intangible assets, net	—	677,458	147,228	—	824,686
Goodwill	—	3,015,694	563,517	—	3,579,211
Other assets, net	3,360	189,881	94,074	—	287,315

TOTAL ASSETS	$4,122,487	$6,363,306	$1,226,158	$(5,564,758)	$6,147,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$591,392	$1,928,703	$542,037	$(884,493)	$2,177,639
Long-term debt	894,947	—	—	—	894,947
Other liabilities	—	365,484	72,975	—	438,459
Stockholders’ equity	2,636,148	4,069,119	611,146	(4,680,265)	2,636,148

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,122,487	$6,363,306	$1,226,158	$(5,564,758)	$6,147,193

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Total current assets	$42,084	$1,784,614	$348,496	$(976,480)	$1,198,714
Investment in subsidiaries	3,799,986	545,401	—	(4,345,387)	—
Intangible assets, net	—	687,786	145,633	—	833,419
Goodwill	—	3,015,958	522,611	—	3,538,569
Other assets, net	4,063	214,663	104,821	—	323,547

TOTAL ASSETS	$3,846,133	$6,248,422	$1,121,561	$(5,321,867)	$5,894,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$570,621	$1,433,356	$538,671	$(976,480)	$1,566,168
Long-term debt	894,548	—	—	—	894,548
Credit facility	—	650,000	—	—	650,000
Other liabilities	—	355,561	47,008	—	402,569
Stockholders’ equity	2,380,964	3,809,505	535,882	(4,345,387)	2,380,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,846,133	$6,248,422	$1,121,561	$(5,321,867)	$5,894,249

Notes to Consolidated Financial Statements — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Operating activities:
Net cash provided by operating activities	$—	$808,292	$12,040	$820,332

Investing activities:
Capital expenditures, including internal-use software and website development	—	(49,596)	(13,336)	(62,932)
Purchase of short-term investments	—	—	90,171	90,171
Maturities of short-term investments	—	—	(46,000)	(46,000)
Other, net	—	41,810	(9,031)	32,779

Net cash provided by (used in) investing activities	—	(7,786)	21,804	14,018

Financing activities:
Credit facility repayments	—	(650,000)	—	(650,000)
Transfers (to) from related parties	3,096	(11,067)	7,971	—
Other, net	(3,096)	(9,027)	(9,486)	(21,609)

Net cash used in financing activities	—	(670,094)	(1,515)	(671,609)
Effect of exchange rate changes on cash and cash equivalents	—	(23,963)	34,389	10,426

Net increase in cash and cash equivalents	—	106,449	66,718	173,167
Cash and cash equivalents at beginning of period	—	538,341	127,071	665,412

Cash and cash equivalents at end of period	$—	$644,790	$193,789	$838,579

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Operating activities:
Net cash provided by operating activities	$—	$178,884	$588,645	$767,529

Investing activities:
Acquisitions, net of cash acquired	—	—	(529,414)	(529,414)
Reclassification of Reserve Primary Fund holdings	—	(80,360)	—	(80,360)
Capital expenditures, including internal use software	—	(99,687)	(19,297)	(118,984)
and website development
Other, net	—	(14,253)	3,918	(10,335)

Net cash used in investing activities	—	(194,300)	(544,793)	(739,093)

Financing activities:
Credit facility borrowings	—	340,000	—	340,000
Credit facility repayments	—	(675,000)	—	(675,000)
Proceeds from issuance of long-term debt, net of issuance costs	392,741	—	(355)	392,386
Transfers (to) from related parties	(384,725)	383,958	767	—
Other, net	(8,016)	7,997	4,990	4,971

Net cash provided by financing activities	—	56,955	5,402	62,357
Effect of exchange rate changes on cash and cash equivalents	—	(47,673)	(835)	(48,508)

Net increase (decrease) in cash and cash equivalents	—	(6,134)	48,419	42,285
Cash and cash equivalents at beginning of period	—	379,199	238,187	617,386

Cash and cash equivalents at end of period	$—	$373,065	$286,606	$659,671

Part I. Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “estimates,” “expects,” “intends” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
     The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. All percentages within this section are calculated on actual, unrounded numbers.
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

Trends
     The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has been characterized by intense competition, as well as rapid and significant change. In addition, beginning in late 2008, global economic and financial market conditions worsened markedly, creating uncertainty for travelers and suppliers. This macroeconomic downturn has pressured discretionary spending on travel and advertising, with weakness initially identified in the United States and the United Kingdom markets increasing and spreading to all geographies. We cannot predict the magnitude or duration of this downturn, and our near-term visibility remains limited.
     In late April 2009, the World Health Organization acknowledged an outbreak of swine influenza (“H1N1”), which was categorized as a pandemic in June 2009, with reported cases in Mexico and eight other countries. In response, travel advisories were issued by several countries against non-essential travel, primarily to Mexico. Expedia observed an increase in cancellation activity from both customers traveling to higher risk destinations and customers in APAC regions, which have a heightened sensitivity to virus risk. As the traditional flu season gets underway in the fourth quarter across the Northern Hemisphere, we may see an impact on our larger U.S. and European markets. We are unable to predict the impact of H1N1 on the travel industry generally, or our business in particular. However, concerns relating to the health-risk posed by H1N1 could result in a decrease and/or delay in demand for our travel services.
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
     In 2008, many carriers raised their per seat yields by increasing fares, assessing fuel surcharges and increasing the use of a la carte pricing for such items as baggage, food and beverage and preferred seating. Fare increases, fuel surcharges and other fees are also generally negative for Expedia’s business, as they may negatively impact traveler demand with no corresponding increase in our remuneration as our air revenue is tied principally to ticket volumes, not prices. Fare increases were especially pronounced through the first three quarters of 2008, but began to moderate in the fourth quarter of 2008 as economies throughout the world began slowing. In the first nine months of 2009, airfares have declined 18% as carriers attempt to fill planes in a time of slower demand.
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
     In 2009, Expedia.com and other major online travel agencies began offering air tickets to consumers without an associated online booking fee, matching the airline supplier sites, which also do not charge online booking fees. Expedia has broadened this fee elimination to many of its international websites, as well as removed most change/cancel fees in excess of those charged by travel suppliers. These fee actions have contributed to 24% lower revenue per air ticket for Expedia in the first nine months of 2009.
     Air revenue has been declining as a percentage of our global revenue. For the nine months ended September 30, 2009, air revenue constitutes 12% of our global revenue with the decline primarily a result of decreased costs of distribution, reduced access to excess air supply and the Company’s fee activity. We may encounter additional pressure on air remuneration as certain supply agreements renew in 2010 and beyond, and as air carriers and GDS’s re-negotiate their long-term agreements in 2011.

     In addition to the above challenges, larger carriers participating in the Expedia marketplace have generally reduced their share of total air seat capacity, while leading low-cost carriers such as Southwest in the United States have increased their relative capacities, but have generally chosen not to participate in the Expedia marketplace. This trend has negatively impacted our ability to obtain supply in our air business, and increased the relative attractiveness of some other online and offline sales channels.
Hotel Sector
     In 2008, the hotel sector witnessed continued supply growth and rapidly slowing demand, resulting in declining occupancy rates. Average daily rate (“ADR”) growth, which had been robust in 2006 and 2007, slowed considerably throughout 2008, and by the fourth quarter was declining year-over-year. Some key leisure travel markets for Expedia, such as Las Vegas and Hawaii, have seen dramatic year-on-year declines in ADRs. In 2009, we have experienced a further weakening in ADRs due primarily to weak travel demand and continued supply expansion.
     While lower occupancies have historically increased our supply of merchant hotel rooms, and a lower rate of ADR growth can positively impact underlying room night growth, lower ADRs also decrease our revenue per room night as our remuneration varies proportionally with the room price. ADRs on Expedia’s worldwide sites have declined 17% for the first nine months of 2009, compared to the same period in 2008. Our hotel remuneration is also impacted by our hotel margins, which have declined recently due to adverse movements in foreign exchange rates, lower fees and more competitive hotel pricing. For the first nine months of 2009, our revenue per room night is down 20%.
     Industry sources now forecast year-on-year declines in 2009 occupancies and ADRs that are even more severe than those experienced after the 9/11 terror events. These sources call for additional year-on-year declines in each of these metrics in 2010. These trends, combined with softer demand in a weakening economy and lower air capacity into our core leisure travel destinations, create a challenging backdrop for our hotel business, which generates nearly two-thirds of our worldwide revenue and an even greater percentage of our profitability. Through the first nine months of 2009, Expedia’s ADR declines have exceeded the industry as hotels have made proportionately more promotional inventory available to us.
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
     In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, and supplier growth has outpaced online agency growth since 2002. As a result, according to PhoCusWright, by 2008 travel supplier sites accounted for 61% of total online travel purchased in the United States. PhoCusWright forecasts that suppliers’ share of online travel will remain relatively constant in 2009 and 2010, although recent fee actions by the online travel agencies indicate that online travel agents are regaining share from suppliers in the near-term.
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
     The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model has seen rapid adoption in Europe, and Expedia has only recently introduced a competitive offering. While agency hotel is an important component of our European strategy, we expect it will take time to gain traction with incremental hotel suppliers, and for Expedia to drive meaningful demand to those hotels.
     Intense competition has also historically led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. In the first nine months of 2009, we have seen a reversal of these trends due to several factors including the softer macro environment and a pullback in spend by some of our online competitors impacted by lower fee revenues, but there can be no assurance that reversal will continue in the future.
Strategy
     We play a fundamental role in facilitating travel, whether for leisure, unmanaged business or managed business travelers. We are committed to providing travelers, travel suppliers and advertisers the world over with the best set of resources to serve their travel needs by leveraging Expedia’s critical assets — our brand portfolio, our technology and content innovation, our global reach and our breadth of product offering. In addition, we intelligently utilize our growing base of knowledge about destinations, activities, suppliers and travelers and our central position in the travel value chain to more effectively merchandise travel offerings.
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
     We believe our appeal to suppliers and advertisers is further enhanced by our geographic breadth and range of business models, enabling them to offer their products and services to the industry’s broadest range of travelers using our various agency, merchant and advertising business models. We intend to continue supporting and investing in our brand portfolio, geographic footprint and business models for the benefit of our travelers, suppliers and advertisers.
     Technology and Content Innovation. Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft to our introduction of more recent innovations such as Expedia’s introduction of its “Expedia Easy Manage” program, offering smaller properties in secondary and tertiary markets in Europe and Asia Pacific through an agency model hotel program, TripAdvisor’s launch of its Family Vacation Critic, which offers reviews of kid-friendly and parent-tested hotels, resorts, attractions and destinations to help parents select the best family vacation, and FlipKey’s launch of self-service listings for vacation property owners to merchandise their offerings.

     We intend to continue innovating on behalf of our travelers, suppliers and advertisers with particular focus on improving the traveler experience, supplier integration and presentation, platform improvements, search engine marketing and search engine optimization.
     Global Reach. Our Expedia, hotels.com and TripAdvisor Media Network brands operate both in North America and internationally. We also offer Chinese travelers an array of products and services through our majority ownership in eLong, and we offer hotels to European-based travelers through our wholly-owned subsidiary Venere, which we acquired in the third quarter of 2008. During the first nine months of 2009, approximately 33% of worldwide gross bookings and 35% of worldwide revenue were international.
     Egencia, our corporate travel business, operates in North America, Europe and Asia Pacific. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe we offer a compelling technology solution to businesses seeking to optimize travel costs and improve their employees’ travel experiences. We intend to continue investing in and expanding the geographic footprint and technology infrastructure of Egencia.
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
     Over 60% of our revenue is from transactions involving the booking of hotel reservations, with less than 15% of our worldwide revenue derived from the sale of airline tickets. We facilitate travel products and services either as stand-alone products or as part of package transactions. We have emphasized growing our merchant hotel and packages businesses as these result in higher revenue per transaction; however, we are working to grow our global agency hotel business through our Venere brand as well as our Expedia and hotels.com brands. We also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We have been working toward and will continue to work toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increasing advertising revenue from our worldwide websites such as Expedia.com and hotels.com, which have historically been focused on transaction revenue. During the first nine months of 2009, advertising and media revenue accounted for approximately 10% of worldwide revenue.
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
New Accounting Guidance
     For a discussion of new accounting guidance, see Note 2 — Summary of Significant Accounting Policies in the notes to the consolidated financial statements.
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
Reclassifications
     During the first quarter of 2009, our development and information technology teams were effectively combined to better support our global brands. As a result of our reorganization, in addition to costs to develop and maintain our website and internal use applications, technology and content expense now also includes the majority of information technology costs such as costs to support and operate our network and back-office applications (including related data center costs), system monitoring and network security, and other technology leadership and support functions. The most significant reclassification of costs occurred between general and administrative expense and technology and content expense as, historically, a significant portion of the information technology costs were within general and administrative expense. Technology costs to operate our live site and call center applications in production remained in cost of revenue. For a detail of the amounts reclassified for the three and nine months ended September 30, 2008, see Note 1 — Basis of Presentation in the notes to the consolidated financial statements.
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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)
Gross Bookings
Leisure	$5,570	$5,031	11%	$15,768	$16,043	(2%)
TripAdvisor Media Network(1)	—	—	N/A	—	—	N/A
Egencia	344	382	(10%)	994	1,206	(18%)

Total gross bookings	$5,914	$5,413	9%	$16,762	$17,249	(3%)

Revenue Margin
Leisure	13.8%	14.9%		12.8%	12.9%
TripAdvisor Media Network(1)	N/A	N/A		N/A	N/A
Egencia	7.9%	7.1%		7.9%	7.0%
Total revenue margin(1)	14.4%	15.4%		13.5%	13.4%

(1)	The TripAdvisor Media Network, which is comprised of media businesses that differ from our transaction-based websites and our Egencia business, does not have associated gross bookings or revenue margin. However, third-party revenue from the TripAdvisor Media Network is included in revenue used to calculate total revenue margin.
     The increase in worldwide gross bookings for the three months ended September 30, 2009, as compared to the same period in 2008, was primarily due to a 26% increase in transactions, partially offset by lower prices for airline tickets and hotel rooms. The decrease in worldwide gross bookings for the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily due to lower prices for airline tickets and hotel rooms, partially offset by a 17% increase in transactions.
     The decrease in revenue margin for the three months ended September 30, 2009, as compared to the same period in 2008, was primarily due to the impact of our various fee actions, our loyalty programs, and a greater mix of lower margin hotels, partially offset by lower air ticket prices and a reduction in the mix of lower margin air product. Revenue margin for the three months ended September 30, 2009 was also impacted by lower margin bookings from an entity we began consolidating late in the second quarter of 2009.
Results of Operations
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Leisure	$768	$749	3%	$2,018	$2,073	(3%)
TripAdvisor Media Network (Third-party revenue)	57	58	(2%)	161	159	2%
Egencia	27	26	1%	79	84	(7%)

Total revenue	$852	$833	2%	$2,258	$2,316	(3%)

     Revenue increased for the three months ended September 30, 2009, compared to the same period in 2008, primarily due to increases within our Leisure segment in hotel and car rental revenue, partially offset by a reduction in air revenue. Revenue decreased for the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to decreases within our Leisure segment in air and hotel revenue, including declines in package revenue, partially offset by an increase in car rental revenue and advertising and media revenue.
     Worldwide hotel revenue increased 3% for the three months ended September 30, 2009, compared to the same period in 2008. The increase was primarily due to an increase in room nights stayed of 27%, including rooms delivered as a component of packages and room nights booked through Venere, which we acquired in September 2008, partially offset by a 19%

decline in revenue per room night. Revenue per room night declined largely due to a 14% decrease in ADRs, including a reduction in traveler fees. Excluding room nights stayed through Venere, room nights grew 24% in the third quarter of 2009, compared with 20% in the second quarter of 2009. Worldwide hotel revenue decreased 2% for the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to a 17% decrease in ADRs, partially offset by a 23% increase in room nights stayed.
     Worldwide air revenue decreased 8% and 16% for the three and nine months ended September 30, 2009, compared to the same periods in 2008, due to a 28% and 24% decrease in revenue per air ticket, partially offset by a 27% and 11% increase in ticket volumes. Expedia.com eliminated consumer booking fees on online air tickets in March 2009, which primarily drove the decline in revenue per ticket. This elimination of Expedia.com and other point of sale fees, combined with lower average ticket prices, contributed to the increase in our air ticketing volumes.
     Worldwide revenue other than hotel and air discussed above, which includes advertising and media, car rental, destination services and agency cruise, increased by 4% and 3% for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to an increase in our car rental revenue and advertising and media revenue.
     In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$594	$585	2%	$1,531	$1,596	(4%)
Agency	175	169	3%	494	503	(2%)
Advertising and media	83	79	5%	233	217	8%

Total revenue	$852	$833	2%	$2,258	$2,316	(3%)

     The increase in our merchant revenue for the three months ended September 30, 2009, compared to the same period in 2008, was driven by an increase in merchant hotel revenue primarily resulting from higher room nights stayed, partially offset by lower ADRs as discussed above. The decrease in our merchant revenue for the nine months ended September 30, 2009, compared to the same period in 2008, was driven by a decrease in merchant hotel revenue primarily resulting from the lower ADRs, partially offset by higher room nights stayed.
     Agency revenue increased for the three months ended September 30, 2009, compared to the same period in 2008, due to higher agency hotel revenue related to Venere, which we acquired during September 2008, partially offset by a decrease in agency air revenue primarily resulting from our Expedia.com U.S. booking fee removal in March 2009. Agency revenue decreased for the nine months ended September 30, 2009, compared to the same period in 2008, due to a decrease in agency air revenue primarily resulting from our Expedia.com U.S. booking fee removal and decreased agency package revenue, partially offset by higher agency hotel revenue related to Venere and higher agency car revenue.
     Advertising and media revenue increased 5% and 8% for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to increases in advertising revenue at our Leisure transaction-based websites.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)

Customer operations	$80	$76	5%	$219	$234	(6%)
Credit card processing	54	58	(7%)	137	162	(16%)
Data center and other	35	44	(18%)	106	104	1%

Total cost of revenue	$169	$178	(5%)	$462	$500	(8%)

% of revenue	19.9%	21.3%		20.4%	21.6%
     Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, certain promotions, destination supply, such as theme park tickets, and stock-based compensation.
     For the three months ended September 30, 2009, compared to the same period in 2008, the primary drivers of the decrease in cost of revenue expense were lower net merchant fees, lower promotions expense and air fulfillment efficiencies, partially offset by increased customer service and telesales expense to support higher transaction volumes. For the nine months ended September 30, 2009, compared to the same period in 2008, the primary drivers of the expense decrease were a decrease in credit card processing costs as a result of our technology investments and a decrease in merchant bookings, a decrease in call center costs due to various efficiency initiatives and a reduction in fulfillment costs primarily resulting from efficiencies realized from bringing some of our air ticket fulfillment in-house.
Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)

Direct costs	$214	$229	(7%)	$586	$675	(13%)
Indirect costs	71	71	0%	206	213	(4%)

Total selling and marketing	$285	$300	(5%)	$792	$888	(11%)

% of revenue	33.4%	36.0%		35.1%	38.4%
     Selling and marketing expense primarily relates to direct costs, including traffic generation costs from search engines and internet portals, television, radio and print spending, private label and affiliate program commissions, public relations and other costs. The remainder of the expense relates to indirect costs, including personnel and related overhead in our Partner Services Group, the TripAdvisor Media Network, Egencia and Expedia Local Expert and stock-based compensation costs.
     Selling and marketing expenses decreased for the three and nine months ended September 30, 2009, compared to the same periods in 2008, due to lower offline and online advertising spend by our Leisure brands particularly Expedia branded points of sale in Europe as well as lower private label and affiliate expenses associated with the lower overall travel demand environment. Offline and online advertising spend decreased primarily as a result of a lower cost advertising environment, our investments in search engine optimization and marketing, and costs for other customer value enhancements that stimulate demand but do not impact selling and marketing expense such as fee reductions and loyalty programs. Selling and marketing expense decreases were partially offset by an increase in spend for Venere in Europe for the three and nine months ended September 30, 2009 compared to the same periods in 2008, as well as an increase in spend related to our hotel business for the three months ended September 30, 2009.
Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)

Personnel and overhead	$41	$38	5%	$124	$120	3%
Depreciation and amortization of technology assets	17	12	43%	49	34	44%
Other	21	22	(4%)	61	62	(0%)

Total technology and content	$79	$72	9%	$234	$216	9%

% of revenue	9.2%	8.7%		10.4%	9.3%
     Technology and content expense includes product development and content expense, as well as information technology costs to support our infrastructure, back-office applications and overall monitoring and security of our networks, and is principally comprised of personnel and overhead, depreciation and amortization of technology assets including hardware, and purchased and internally developed software, and other costs including licensing and maintenance expense and stock-based compensation.
     Technology and content expense increased for the three and nine months ended September 30, 2009, compared to the same periods of 2008, primarily due to increased depreciation and amortization of technology assets as well as increased compensation expense.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)

Personnel and overhead	$42	$39	8%	$118	$115	2%
Professional fees	16	13	24%	49	41	21%
Other	15	16	(7%)	41	44	(5%)

Total general and administrative	$73	$68	7%	$208	$200	4%

% of revenue	8.6%	8.2%		9.2%	8.6%
     General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal, tax and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.
     General and administrative expenses increased for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to an increase in legal and other professional fees, including costs related to the consumer class action and occupancy tax matters, as well as higher personnel costs including expenses related to Venere for the entire quarter and year-to-date periods of 2009 and increased compensation expense.
Amortization of Intangible Assets

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)

Amortization of intangible assets	$10	$16	(39%)	$28	$53	(47%)
% of revenue	1.1%	1.9%		1.2%	2.3%
     Amortization of intangible assets decreased for the three and nine months ended September 30, 2009, compared to the same periods in 2008, due primarily to the completion of amortization related to certain distribution agreements as well as technology and supplier relationship intangible assets, partially offset by amortization related to new business acquisitions over the past year.
Restructuring Charges
     During the three and nine months ended September 30, 2009, in conjunction with the reorganization of our business around our global brands, and the resulting centralization of locations and brand management, marketing and administrative personnel as well as certain customer operations centers, we recognized $14 million and $29 million in restructuring charges. These charges were primarily related to employee severance and related benefits. We expect total restructuring charges related to the brand reorganization to be substantially completed by the end of 2009 and to total less than $35 million. For additional information, see Note 7 — Restructuring Charges in the notes to the consolidated financial statements.
Occupancy Tax Assessments and Legal Reserves
     During the second quarter of 2009, we recognized $55 million related to monies paid and expected to be paid in advance of litigation in the San Francisco occupancy tax proceedings and an accrual of $19 million for the potential settlement of the Expedia consumer class action lawsuit. For additional information, see Note 8 — Commitments and Contingencies in the notes to the consolidated financial statements.

Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)

Operating income	$223	$200	12%	$431	$460	(6%)
% of revenue	26.2%	24.0%		19.1%	19.9%
     Operating income increased for the three months ended September 30, 2009, compared to the same period in 2008, primarily due to higher revenue and a decline as a percentage of revenue in sales and marketing, cost of revenue and intangible asset amortization expenses. These expense decreases were partially offset by increases in technology and content expense and general and administrative expense as well as the 2009 restructuring charges. Operating income decreased for the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to the San Francisco occupancy tax assessments, restructuring charges and class action settlement legal reserve, partially offset by a decline in sales and marketing expense and intangible asset amortization expense.
Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)

Interest income	$1	$7	(84%)	$5	$25	(79%)
Interest expense	(21)	(20)	6%	(64)	(49)	30%
     Interest income decreased for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to lower average interest rates. Interest expense increased for the nine months ended September 30, 2009, compared to the same period in 2008, primarily resulting from interest on the $400 million senior unsecured notes issued in June 2008.
Other, Net
     Other, net is comprised of the following:

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)

Foreign exchange rate losses, net	$(5)	$(23)	(77%)	$(26)	$(35)	(26%)
Noncontrolling investment basis adjustment	—	—	N/A	(5)	—	N/A
Other	—	—	N/A	—	3	(83%)

Total other, net	$(5)	$(23)	(80%)	$(31)	$(32)	(4%)

Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in millions)			($ in millions)

Provision for income taxes	$(80)	$(69)	16%	$(142)	$(164)	(13%)
Effective tax rate	40.6%	42.3%		41.6%	40.7%
     We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.
     The decrease in the effective rate for the three months ended September 30, 2009, as compared to the same period in 2008, was primarily due to lower state taxes and accruals on uncertain tax positions, partially offset by a permanent tax benefit in the third quarter of 2008 related to the termination of our cross-currency swaps that did not recur in the third quarter of 2009. The increase in the effective rate for the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily due to the non-deductible portion of occupancy tax assessments accrued during the second quarter of 2009 as well as a non-deductible loss on one of our equity method investments.
     Our effective tax rate was 40.6% and 41.6% for the three and nine months ended September 30, 2009, which is higher than the 35% federal statutory rate primarily due to state income taxes and accruals related to uncertain tax positions.
     Our effective tax rate was 42.3% and 40.7% for the three and nine months ended September 30, 2008, which is higher than the 35% federal statutory rate primarily due to state income taxes and accruals related to uncertain tax positions, partially offset by a permanent tax benefit related to the termination of our cross-currency swaps.
Financial Position, Liquidity and Capital Resources
     Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances which were $887 million and $758 million at September 30, 2009, and December 31, 2008 and included $135 million and $140 million of cash and short-term investments at eLong, whose results are consolidated into our financial statements due to our controlling voting and economic ownership interest; and our $1 billion revolving credit facility, of which $958 million was available as of September 30, 2009. This represents the total $1 billion facility less $42 million of outstanding stand-by letters of credit.
     On February 18, 2009, we amended our credit facility to replace a tangible net worth covenant with a minimum interest coverage covenant, among other changes. As part of this amendment, our leverage ratio was tightened, pricing on our borrowings increased by 200 basis points and we paid approximately $6 million in fees, which will be amortized over the remaining term of the credit facility. Outstanding credit facility borrowings bear interest reflecting our financial leverage; based on our September 30, 2009 financial statements, the interest rate would equate to a base rate plus 262.5 basis points. At our discretion, we may choose a base rate on borrowings equal to (1) the greater of the Prime rate or the Federal Funds Rate plus 50 basis points or LIBOR plus 100 basis points or (2) various durations of LIBOR.
     Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we pay after the travelers’ use and subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital will positively impact operating cash flows. If this business model declines relative to our other businesses, or if there are changes to the model or booking patterns which compress the time between receipts of cash from travelers to payments to suppliers, our working capital benefits could be reduced.
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
     As of September 30, 2009, we had a deficit in our working capital of $722 million compared to a deficit of $367 million as of December 31, 2008 primarily due to the repayment of $650 million of borrowings under our credit facility in the first quarter of 2009.
     We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements to infrastructure, which include our servers, networking equipment and software, release improvements to our software code and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions, share repurchases or expenditures in support of our business strategy. In the event we have acquisitions or share repurchases, this may reduce our cash balance and/or increase our debt.

     Our cash flows are as follows:

	Nine months ended September 30,
	2009	2008	$ Change
	($ in millions)

Cash provided by (used in):
Operating activities	$820	$768	$52
Investing activities	14	(739)	753
Financing activities	(672)	62	(734)
Effect of foreign exchange rate changes on cash and cash equivalents	10	(49)	59
     For the nine months ended September 30, 2009, net cash provided by operating activities increased by $52 million primarily due to increased benefits from working capital changes and growth in operating income after adjusting for the impacts of depreciation and amortization and the expense accruals related to the occupancy tax assessment and class action litigation, partially offset by an increase in tax and interest payments.
     Cash provided by investing activities represented a positive change of $753 million in cash flows for the nine months ended September 30, 2009 primarily due to a $521 million decrease in net cash paid for acquisitions, a third quarter of 2008 reclassification to other current asset of $80 million in Reserve Primary Fund holdings previously classified as cash equivalents, a decrease in capital expenditures of $56 million and cash provided by the net maturities of short-term investments of $44 million.
     Cash used in financing activities for the nine months ended September 30, 2009 primarily included the repayment of $650 million of borrowings under the credit facility. Cash provided by financing activities for the nine months ended September 30, 2008 primarily included $57 million of net borrowings of debt.
     The effect of foreign exchange on our cash balances denominated in foreign currency during the nine months ended September 30, 2009 showed a net increase of $59 million primarily due to an appreciation in foreign currencies during 2009 compared to their depreciation in 2008.
     We currently have authorization, for which there is no fixed termination date, from our Board of Directors to repurchase up to 20 million outstanding shares of our common stock; no such repurchases have been made under this authorization as of October 29, 2009. The number of shares we may repurchase under this authorization is subject to certain of our debt covenants.
     In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that tax payers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay to play.” These jurisdictions may also attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of similar tax ordinances. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we will continue to defend our position vigorously. During the third quarter of 2009, we paid $35 million related to tax assessments in San Francisco. We expect to pay another $20 million, which was accrued as of June 30, 2009, by the end of the fourth quarter of 2009 to the detriment of operating cash flows.
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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
     As of September 30, 2009, there were no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2008. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of September 30, 2009 or December 31, 2008.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
     There has been no material change in our market risk during the nine months ended September 30, 2009. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.

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
     There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Item 1. Legal Proceedings
     In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2009 and June 30, 2009. The following are developments regarding such legal proceedings since the date of filing of our last Quarterly Report on Form 10-Q:
Consumer Class Action Litigation
     Expedia® Washington. The trial court preliminarily approved the proposed settlement on August 10, 2009. The deadline to object to and request exclusion from the settlement is November 11, 2009. The final approval hearing will be held on December 1, 2009.
     Mary Canales, Individually and on Behalf of All Others Similarly Situated v. Hotels.com, L.P. Plaintiff filed an amended motion to certify a class on September 18, 2009. Defendant filed a motion for summary judgment on September 18, 2009. Plaintiff filed a response and cross-moved for summary judgment on October 22, 2009.
     Hotwire. The final approval hearing is scheduled for December 8, 2009.
Occupancy Tax Litigation
     City of Los Angeles Litigation. Los Angeles issued assessments against Expedia and hotels.com on September 9, 2009.
     City of Fairview Heights, Illinois Litigation. Expedia, hotels.com and Hotwire have settled the lawsuit and the lawsuit will be dismissed as to those defendants.
     City of Rome, Georgia Litigation. Plaintiffs’ motion for class certification is due on November 24, 2009.
     City of San Diego, California Litigation. On July 28, 2009, the hearing board affirmed the assessments. The Expedia defendants have appealed. A hearing is scheduled for January 11, 2010.
     City of San Antonio, Texas Litigation. Trial commenced on October 5, 2009 in San Antonio and is currently ongoing.
     City of Gallup, New Mexico Litigation. Plaintiffs filed a partial motion for summary judgment. Defendants’ response is due on November 6, 2009. Plaintiff’s reply is due on November 30, 2009. The court’s order approving class action notice was issued on October 22, 2009.
     Columbus, Georgia Litigation. Hotels.com’s appeal was denied on October 5, 2009. On October 13, 2009, hotels.com moved to reconsider or modify the Supreme Court’s decision. On October 23, 2009, plaintiff filed its response. On September 23, 2009, Expedia filed an application for discretionary appeal of the order adopting the Special Master’s report and recommendation, which the court denied on October 13, 2009. On October 8, 2009, plaintiff filed a motion to enjoin Expedia from not listing Columbus, Georgia hotels. Expedia’s response is due on November 10, 2009. Trial is set for February 22, 2010.
     Lake County, Indiana Convention and Visitors Bureau Litigation. On July 14, 2008, the court denied the defendants’ motion to dismiss the lawsuit. Defendants’ motion for summary judgment for failure to exhaust administrative remedies is pending.
     Cities of Columbus and Dayton, Ohio Litigation. Defendants’ motion to dismiss FCCFA’s claims is pending.
     North Myrtle Beach Litigation. Trial is scheduled for March 15, 2010.
     Louisville/Jefferson County Metro Government, Kentucky Litigation. The appeal of both motions to dismiss is pending.

Part II. Item 1. Legal Proceedings
     Nassau County, New York Litigation. On August 11, 2009, the Second Circuit remanded the case for the district court to determine whether class certification is appropriate.
     Jefferson City, Missouri Litigation. Settlement has been reached.
     Cities of Goodlettsville and Brentwood, Tennessee Litigation. Plaintiffs’ motion for class certification is due December 21, 2009.
     Worcester County, Maryland Litigation. Defendants’ answer was filed on August 4, 2009.
     City of Anaheim, California Litigation. The California Supreme Court has instructed the Court of Appeals to consider the ruling on the city’s appeal that taxes must be paid before defendants can challenge the applicability of the ordinance in court. Defendants’ opposition is due on November 2, 2009 and a hearing is scheduled for November 19, 2009. The hearing on the city’s motion to deny the defendants’ writ of administrative mandamus was continued to November 4, 2009.
     City of San Francisco, California. A hearing on the hotels.com assessment appeal was held on August 12, 2009. The appeal is pending. The court denied defendants’ motion to disqualify contingency fee counsel. The deadline for defendants to appeal is November 2, 2009.
     County of Genesee, County of Calhoun, County of Ingham and County of Saginaw, Michigan. On August 21, 2009, the court denied defendants’ motion for summary disposition.
     Broward County, Florida Litigation. Plaintiffs filed amended complaints on August 25, 2009. DOR’s response/counterclaims are due on October 26, 2009. Broward County filed its answer and counterclaims on October 7, 2009. DOR’s response was filed on October 26, 2009. Defendants answer to Broward County’s counterclaims is due on October 30, 2009.
     St. Louis County, Missouri Litigation. Plaintiff’s first amended petition was filed on September 18, 2009. Defendants’ answer/response is due on November 30, 2009.
     The following additional cases were filed and/or served during the third quarter of 2009:
     Village of Rosemont, Illinois Litigation. On July 23, 2009, Rosemont, Illinois filed an action against a number of online travel companies including Expedia, Inc., hotels.com, L.P., and Hotwire, Inc. Village of Rosemont, Illinois v. Priceline.com, Incorporated, et al.1:09-cv-04438 (U.S. District Court for the Northern District of Illinois). The complaint alleges that defendants have failed to collect and/or pay taxes under the city’s hotel tax ordinances. Defendants filed their answer and a motion to dismiss on October 9, 2009. Plaintiff’s response is due on November 9, 2009.
     Palm Beach County, Florida Litigation. On July 30, 2009, Palm Beach County, Florida filed an action against a number of online travel companies including Expedia, Inc. (WA), TravelNow.com, Inc., hotels.com, L.P., hotels.com GP, LLC, IAC/Interactive Corp. and Delaware Hotwire, Inc. d/b/a Hotwire, Inc. Anne Gannon, in her capacity as Palm Beach County Tax Collector, on behalf of Palm Beach County v. Hotels.com, L.P., et al., 50 2009 CA 025919 MB (Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida). The complaint alleges that defendants have failed to collect and/or pay taxes under the county’s tourist development tax ordinances. Plaintiff notified defendants it intends to file an amended complaint.
     Lawrence County, Pennsylvania Litigation. On September 8, 2009, the County of Lawrence, Pennsylvania filed an action against a number of online travel companies including Expedia, Inc., Hotel.com, L.P., Hotels.com GP, LLC, Hotwire, Inc. and Travelnow.com, Inc. County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al., Civil Action No. 2:09-cv-01219-GLL (U.S. District Court for the Western District of Pennsylvania). The complaint alleges that defendants have failed to collect and/or pay taxes under state and municipal hotel occupancy tax codes and alleges conversion and equitable claims. Defendants were served on September 25 and September 28, 2009.
     Brevard County, Florida Litigation. On October 2, 2009, Brevard County Florida filed an action against a number of online travel companies, including Expedia, Inc., hotels.com, L.P. and Hotwire, Inc. Brevard County, Florida v.

Part II. Item 1. Legal Proceedings
priceline.com Inc., et. al. 6:09-CV-1695-ORC-31JGK (U.S. District Court for the Middle District of Florida, Orlando Division). The complaint alleges that defendants have failed to collect and/or pay taxes under the county’s tourist development tax ordinances. Defendants’ answer/response is due December 4, 2009.
     Pine Bluff, Arkansas Litigation. On September, 2009, Pine Bluff Advertising and Promotion Commission, Jefferson County filed a class action against a number of online travel companies, including Expedia, Inc., hotels.com, L.P. and Hotwire, Inc. Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, and others similarly situated v. Hotels.com LP, et. al. CV-2009-946-5 (In the Circuit Court of Jefferson, Arkansas). The complaint alleges that defendants have failed to collect and/or pay taxes under hotel tax occupancy ordinances. Expedia, hotels.com and Hotwire were served in this case last week.
     At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes. The states of South Carolina, Texas, Pennsylvania, Florida, Georgia, Indiana, New Mexico, New York, West Virginia, Wisconsin, Kansas and Colorado; the counties of Miami-Dade, Broward, Duvall, Palm Beach and Brevard, Florida; the cities of Alpharetta, Atlanta, Augusta, Cartersville, Cedartown, College Park, Columbus, Dalton, East Point, Hartwell, Macon, Richmond, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; the counties of Cobb, DeKalb, Fulton, Clayton, Hart, Chatham and Gwinnett, Georgia; the cities of Los Angeles, San Diego, San Francisco, Anaheim, West Hollywood, South Lake Tahoe, Palm Springs, Monterey, Sacramento, Long Beach, Napa, Newport Beach, Oakland, Irvine, Fresno, La Quinta, Dana Point, Laguna Beach, Riverside, Eureka, La Palma, Twenty-nine Palms, Laguna Hills, Garden Grove, Corte Madera, Santa Rosa, Manhattan Beach, Huntington Beach, Ojai, Orange, Sacramento, Sunnyvale, Truckee, Walnut Creek, Carson, Cypress, San Bruno, Lompoc, Mammoth Lake, Palm Springs, San Jose, Santa Barbara and Santa Rosa, California; the county of Monterey, California; the cities of Phoenix, Scottsdale, Tucson, Peoria, Apache Junction, Avondale, Chandler, Glendale, Flagstaff, Mesa, Nogales, Prescott and Tempe, Arizona; undisclosed cities in Alabama; Jefferson County, Arkansas; the city of North Little Rock and Pine Bluff, Arkansas; the cities of Chicago and Rosemont, Illinois; the cities of New Orleans and Lafayette Parish, Louisiana; the city of Baltimore, Maryland, the county of Montgomery, Maryland; New York City; Suffolk County, New York; the counties of Mecklenburg, Brunswick and Stanley, North Carolina; the city of Philadelphia, Pennsylvania; Lawrence County, Pennsylvania; the city of Madison, Wisconsin; the cities of Denver and Colorado Springs Colorado, the counties of Salt Lake, Weber and Summit, Utah; Osceola, Florida and St. Louis County, Missouri, among others, have begun or attempted to pursue formal or informal audits or administrative procedures, or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.
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

October 29, 2009	Expedia, Inc.
	By:	/s/ MICHAEL B. ADLER
Michael B. Adler
Chief Financial Officer