Form 10-K
period 2009-12-31
Expedia, Inc.
filed 2010-02-11
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2009, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $3,163,149,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Outstanding Shares at January 29, 2010
Class	were approximately,
Common stock, $0.001 par value per share	264,049,793 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (Proxy Statement)	Part III

Expedia, Inc.

Form 10-K

For the Year Ended December 31, 2009

Expedia, Inc.

Form 10-K

For the Year Ended December 31, 2009

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

Our portfolio of brands, which is described below, includes: Expedia.com® , hotels.com®, Hotwire.comTM, TripAdvisor Media Network, Expedia Affiliate Network (formerly “Worldwide Travel Exchange” and “Interactive Affiliate Network”), Classic Vacations®, Expedia Local ExpertTM, Expedia® CruiseShipCenters®, Egencia TM, eLongTM, Inc. (“eLong”) and VenereTM Net SpA (“Venere”). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.

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

Equity Ownership and Voting Control

As of December 31, 2009, there were approximately 263,929,232 shares of Expedia common stock, 25,599,998 shares of Expedia Class B common stock and 751 shares of Expedia preferred stock outstanding. Also as of December 31, 2009, Liberty Media Corporation (“Liberty”), through a wholly-owned subsidiary, beneficially owned approximately 27% of Expedia’s outstanding common stock and 100% of Expedia’s outstanding Class B common stock. As of such date, Barry Diller, Chairman and Senior Executive of Expedia (through his own holdings and holdings of Liberty, over which Mr. Diller generally has voting control pursuant to an irrevocable proxy granted by Liberty under the Stockholders Agreement described below) controlled approximately 59% of the outstanding total voting power of Expedia.

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

Expedia.com.    Our Expedia-branded websites make a large variety of travel products and services available directly to travelers through our U.S.-based website, www.expedia.com, as well as through localized versions of the Expedia website in Australia, Austria, Belgium, Canada, Denmark, France, Germany, India, Ireland, Italy, Japan, Mexico, the Netherlands, New Zealand, Norway, Portugal, Spain, Sweden and the United Kingdom. Expedia-branded websites target many different types of travelers, from families booking a summer vacation to individual travelers arranging a quick weekend getaway. Travelers can search for, compare information about (including pricing, availability and traveler reviews) and book travel products and services on Expedia-branded websites, including airline tickets, lodging, car rentals, cruises and many destination services — such as airport transfers, local attractions and tours — from a large number of suppliers, on both a stand-alone and package basis.

Hotels.com.    Our hotels.com website provides a broad selection of hotel properties to travelers, who can plan, shop for and book lodging accommodations, from traditional hotels to vacation rentals. Hotels.com seeks to provide travelers with premium content and service through our U.S.-based website, www.hotels.com, as well as through nearly 80 localized versions in the Americas, Europe, Asia Pacific and South Africa. With hotels.com, we differentiate our offering by positioning the brand as the hotel expert, with premium content about lodging properties.

Hotwire.    Our discount travel website, www.hotwire.com, makes available airline tickets, hotel rooms, rental cars, cruises and vacation packages. Hotwire.com’s approach matches flexible, price-sensitive travelers with suppliers who have excess seats, rooms and cars they wish to fill without affecting the public’s perception of their brands. Hotwire.com travelers may enjoy significant discounts by electing to book travel services “opaquely,” without knowing certain itinerary details such as brand, time of departure and exact hotel location, while suppliers create value from excess availability without diluting their core brand-loyal traveler base. Recent product innovation allows air travelers to discover available discounts by altering details of their air travel plans such as date of departure or destination airport. Hotwire.com works with many domestic and international airlines, including U.S. full-service major network airlines, top hotels in hundreds of cities and resort destinations in the United States, Europe, Canada, Mexico and the Caribbean and major car rental companies in the United States. In 2008, Hotwire acquired a controlling interest in CarRentals.com, an online car rental marketing and retail firm offering a diverse selection of car rentals direct to consumers.

Venere.    Our Venere-branded websites make approximately 30,000 hotel properties available to European consumers, through the website www.venere.com, and provide hoteliers with geographically diverse sources of demand. Venere has direct agency-based relationships with hotels around the world. In addition, Venere hotel supply has been made available through certain of our Expedia-branded and hotels.com-branded websites.

The TripAdvisor Media Network.    TripAdvisor, our comprehensive online travel search engine and directory, aggregates traveler opinions and unbiased articles about cities, hotels, restaurants and activities in a variety of destinations through www.tripadvisor.com and localized versions of the site in Brazil, Canada, Denmark, France, Germany, India, Ireland, Italy, Japan, Mexico, The Netherlands, Spain, Sweden, Turkey and the United Kingdom. TripAdvisor also operates in China under the brand daodao.com. In addition to travel-related information, TripAdvisor’s destination-specific search results provide links to the websites of TripAdvisor’s travel partners (travel providers and marketers) through which travelers can make related travel arrangements. TripAdvisor has also acquired and now operates a number of travel media content properties within the TripAdvisor Media Network, including airfarewatchdog.comTM, bookingbuddy.comTM, cruisecritic.comTM, flipkey.comTM, holidaywatchdog.comTM, independenttraveler.comTM, kuxun.cn, onetime.comTM, seatguru.com®, smartertravel.comTM, travel-library.comTM, travelpod.comTM, and virtualtourist.comTM, expanding the Network’s reach, product breadth and appeal to domestic and international advertisers.

Expedia Affiliate Network.    Our private label and co-brand programs make travel products and services available to travelers through third-party company-branded websites. The products and services made available through www.expediaaffiliate.com and www.wwte.com are substantially similar to those made available on Expedia-branded and hotels.com-branded websites, respectively. We generally compensate participants in the WWTE® and IANTM private label programs on a revenue-share basis. We also leverage our WWTE and IAN platforms to make Expedia and hotels.com-branded sites available in various international points of sale.

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

Expedia CruiseShipCenters.    Majority-owned by Expedia, CruiseShipCenters is one of North America’s leading sellers of cruise vacations. CruiseShipCenters has over 107 retail locations, a team of 2,000 professionally-trained cruise consultants and a searchable online database of more than 10,000 cruise vacations.

Egencia.    Our full-service travel management company offers travel products and services available to corporations and corporate travelers through points of sale in 15 countries across North America, Europe and Asia Pacific. In December 2009, Egencia expanded its footprint to nine new countries through strategic partnerships in EMEA and Asia. Egencia provides, among other things, centralized booking tools for employees of our corporate customers, unique supply targeted at business travelers, and consolidated reporting for global, large and “SME” (Small & Medium size Enterprise) business segments. Egencia charges its corporate clients account management fees, as well as transactional fees for making or changing bookings. In addition, Egencia provides on-site agents to some corporate clients to more fully support the account. Egencia has also begun offering consulting and meeting management services.

eLong.    Our majority-owned online hotel and air travel service company, based in Beijing, China, specializes in travel products and services in China. eLong uses web-based distribution technologies and a 24-hour nationwide call center to provide consumers with the ability to make hotel reservations at more than 10,000 hotels in over 450 cities across China and more than 100 countries worldwide. eLong also offers air ticketing and other travel related information and services. Travelers can access eLong travel products and services through its websites, including www.elong.com and www.elong.net. eLong, Inc. is a listed company, which trades on the NASDAQ under the symbol “LONG.”

Business Strategy

We play a fundamental role in facilitating travel, whether for leisure, unmanaged business or managed business travelers. We are committed to providing travelers, travel suppliers and advertisers the world over with the best set of resources to serve their travel needs by leveraging Expedia’s critical assets — our brand portfolio, technology and content innovation, global reach and breadth of product offering. In addition, we intelligently utilize our growing base of knowledge about destinations, activities, suppliers and travelers and our central position in the travel value chain to more effectively merchandise our travel offerings.

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

Technology and Content Innovation.    Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft to our introduction of more recent innovations such as Expedia’s introduction of its “Expedia Easy Manage” program, offering smaller properties in secondary and tertiary markets in Europe and Asia Pacific through an agency model hotel program, Media Solutions introduction of rich media display ads called StorePoint Expandables, TripAdvisor’s launch of its Family Vacation Critic, which offers reviews of kid-friendly and parent-tested hotels, resorts, attractions and destinations to help parents select the best family vacation, and FlipKey’s launch of self-service listings for vacation property owners to merchandise their offerings.

We intend to continue innovating on behalf of our travelers, suppliers and advertisers with particular focus on improving the traveler experience, supplier integration and presentation, platform improvements, search engine marketing and search engine optimization.

Global Reach.    Our Expedia, hotels.com and TripAdvisor Media Network brands operate both in North America and internationally. We also offer Chinese travelers an array of products and services through our majority ownership in eLong and through our TripAdvisor brands daodao.com and kuxun.cn, and we offer hotels to European-based travelers through our wholly-owned subsidiary Venere, which we acquired in the third quarter of 2008. In 2009, approximately 34% of our worldwide gross bookings and 37% of worldwide revenue were international.

Egencia, our corporate travel business, operates in North America, Europe, the Middle East, Africa and the Asia Pacific region using direct points of sale as well as strategic partnerships. We believe the corporate travel sector represents a significant opportunity for Expedia, and we believe we offer a compelling technology solution to businesses seeking to optimize travel costs and improve their employees’ travel experiences. We intend to continue investing in and expanding the geographic footprint and technology infrastructure of Egencia.

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

We intend to continue investing in and growing our international points of sale. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce. Future launches may occur under any of our brands, or through acquisition of third-party brands, as in the case of eLong, Venere, Kuxun and Egencia.

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

Over 60% of our revenue comes from transactions involving the booking of hotel reservations, with less than 15% of our worldwide revenue derived from the sale of airline tickets. We facilitate travel products and services either as stand-alone products or as part of package transactions. We have emphasized growing our merchant hotel and package businesses as these result in higher revenue per transaction; however, we are working to grow our global agency hotel business through our Venere brand as well as our Expedia and hotels.com brands. We also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We have been working toward and will continue to work toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increased advertising revenue from our worldwide websites, such as Expedia.com and hotels.com, which have historically been focused on transaction revenue. In 2009, advertising and media revenue accounted for approximately 11% of worldwide revenue.

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

Our agency business is comprised of the sale of airline tickets, hotel, cruise and car rental reservations. Airline ticket transactions currently make up the majority of this business. In the third quarter of 2008, we acquired Venere, an agency-based online hotel business in Europe and since then have launched Expedia Easy Manage, which is our agency hotel offer for small hotels and hotels in secondary or tertiary cities. Although net revenue per transaction is lower compared to the merchant model, due to the high volume of airline tickets sold our agency gross bookings accounted for 58% of total gross bookings for the year ended December 31, 2009.

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

In addition, we have developed proprietary, supplier-oriented technology that streamlines the interaction between some of our websites and hotel central reservation systems, making it easier and more cost-effective for hotels to manage reservations made through our brands. Through this “direct connect” technology, hotels can upload information about available products and services and rates directly from their central reservation systems into our websites, as well as automatically confirm hotel reservations made by our travelers. In the absence of direct connect technology, both of these processes are generally completed manually via a proprietary extranet. Our travelers can now book reservations with over 64,000 merchant hotel properties worldwide, of which approximately 56% are now fully direct-connected.

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

Operations and Technology

We provide 24-hour-a-day, seven-day-a-week traveler support by telephone or via e-mail. For purposes of operational flexibility, we provide this support infrastructure with a combination of outsourced and in-house call centers, which are located in various locations throughout the world, including extensive outsourced operations in the Philippines and El Salvador. We have made significant investments in our call center technologies in 2008 and 2009 and have plans to continue these investments going forward.

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

We continue to invest in our operations and technology infrastructure, and we anticipate additional traveler-facing benefits in 2010.

Competition

Our brands compete in rapidly evolving and intensely competitive markets. We believe the relatively low percentage of total travel sales transacted online, particularly in international markets, indicates that these markets represent especially large opportunities for Expedia and those of its competitors that wish to expand their brands and businesses abroad.

Our competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services, search engines and travel meta-search engines. We face these competitors in local, regional, national and/or international markets. In some cases, competitors are offering favorable terms and improved interfaces to suppliers and travelers which make competition increasingly difficult.

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

Our brands face increasing competition from travel supplier direct websites. In some cases, supplier direct channels offer advantages to travelers, such as long standing loyalty programs, no transaction fees and better pricing. Our websites feature travel products and services from numerous travel suppliers (as opposed to a single supplier), and allow travelers to combine products and services from multiple providers in one transaction. We face competition from airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites. Our business is generally sensitive to changes in the competitive landscape, including the emergence of new competitors or business models, and supplier consolidation.

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

Employees

As of December 31, 2009, we employed approximately 7,960 full-time and part-time employees, including approximately 1,770 employees of eLong. We believe we have good relationships with our employees, including relationships with employees represented by works councils or other similar organizations.

Part I. Item 1A.    Risk Factors

You should carefully consider each of the following risks and uncertainties associated with our company and the ownership of our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business and/or financial performance.

We operate in an increasingly competitive global environment.

The market for the services we offer is increasingly and intensely competitive. We compete with both established and emerging online and traditional sellers of travel-related services, including online travel agencies, travel suppliers, large online portal and search companies, traditional travel agencies, metasearch companies and operators of travel industry reservation databases. Some of our competitors, particularly travel suppliers such as airlines and hotels, may offer products and services on more favorable terms, including lower prices, no fees or unique access to proprietary loyalty programs, such as points and miles. Many of these competitors, such as airlines, hotel and rental car companies, have been steadily focusing on increasing online demand on their own websites in lieu of third-party distributors such as the various Expedia sites. For instance, some low cost airlines, which are having increasing success in the marketplace, distribute their online supply exclusively through their own websites. Suppliers who sell on their own websites, in some instances, offer advantages such as increased or exclusive product availability and their own bonus miles or loyalty points, which could make their offerings more attractive to consumers than ours.

In addition, we face increasing competition from other online travel agencies, such as priceline.com, Travelocity and Orbitz, which in some cases may have more favorable offerings for both travelers and suppliers, including pricing, connectivity and supply breadth. In particular, we have faced and are facing intense competition in Europe from Booking.com, a subsidiary of Priceline. We also compete with other travel agencies for both travelers and the acquisition and retention of supply. Increasing competition from current and emerging competitors, the introduction of new technologies and the expansion of existing technologies, such as metasearch and other search engine technologies, may force us to make changes to our business models, which could affect our financial performance and liquidity. Increased competition has resulted in and may continue to result in reduced margins, as well as loss of travelers, transactions and brand recognition. We cannot assure you that we will be able to compete successfully against current, emerging and future competitors or provide differentiated products and services to our traveler base.

Global economic conditions have had and may continue to have an adverse effect on our business and financial performance.

Travel expenditures are sensitive to personal and business discretionary spending levels and tend to decline or grow more slowly during economic downturns, including downturns in any of our major markets. In late 2008 and 2009, there was a rapid deterioration of domestic and global economic conditions, and the outlook for 2010 is uncertain. This slowing of the domestic and global economies has increased unemployment and reduced the financial capacity of both corporate and leisure travelers, thereby slowed spending on the services we provide, particularly in the first half of 2009. We cannot predict the magnitude, length or recurrence of the recessionary economic patterns. However, the continuation, or worsening, of domestic and global economic conditions could continue to adversely affect our business and financial performance.

Declines or disruptions in the travel industry could adversely affect our business or financial performance.

Our business and financial performance are affected by the health of the worldwide travel industry, including by decreases in hotel occupancy rates, hotel average daily rates, decreases in airline capacity or periodically rising airline ticket prices, all of which we have recently experienced. Events or weakness specific to the air travel industry that could negatively affect our business also include fare increases, travel-related strikes or labor unrest, bankruptcies or liquidations and fuel price volatility. Additionally, our business is sensitive to safety concerns, and thus our business has in the past and may in the future decline after incidents of actual or threatened terrorism, during periods of political instability or geopolitical conflict in which travelers become concerned about safety issues, as a result of natural disasters such as hurricanes or earthquakes or when travel might involve health-related risks, such as the H1N1 and avian flu outbreaks. Such concerns could result in a protracted decrease in demand for our travel services. This decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business, working capital and financial performance over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as actual or threatened terrorist activity or war, could result in the incurrence of significant additional costs and constrained liquidity if we provide relief to affected travelers by refunding the price or fees associated with airline tickets, hotel reservations and other travel products and services.

Our business depends on our relationships with travel suppliers and travel supplier intermediaries.

An important component of our business success depends on our ability to maintain and expand relationships with travel suppliers and GDS partners. A substantial portion of our revenue is derived from compensation negotiated with travel suppliers and GDS partners for bookings made through our websites. Over the last several years, air and hotel travel suppliers have generally reduced or in some cases eliminated payments to travel agents and other travel intermediaries. In addition, our hotel remuneration varies with the room rates paid by travelers (Average Daily Rates, or “ADRs”), meaning that our revenue for each room will generally be proportionately higher or lower depending on the level of the ADR. The significant decline in ADRs, which began in late 2008 and continued into 2009, has accordingly negatively impacted our hotel booking revenue. To the extent ADRs are pressured even further in 2010, our hotel booking revenue may be further negatively impacted. During the recent decline, we have experienced a drop in ADRs generally faster than the overall industry due to a number of factors including the increased use of our distribution channels for promotional activities by hotels. We expect this trend to continue until the hotel industry begins to rebound. Also, each year we typically negotiate or renegotiate numerous long-term airline and hotel contracts. No assurances can be given that GDS partners or travel suppliers will not further reduce or eliminate compensation, attempt to charge travel agencies for content, credit card fees or other services, or further reduce their ADRs, any of which could reduce our revenue and margins thereby adversely affecting our business and financial performance. More recently airlines have been “unbundling” various services such as food and beverage, baggage and other services from base airfares. GDSs have been slow to incorporate these elements into our product selection, impacting our product display and comparability with the airlines own sites or other channels that show this content detail. Adverse changes in existing relationships, increasing industry consolidation or our inability to enter into new arrangements with these parties on favorable terms, if at all, could reduce the amount, quality and breadth of attractively priced travel products and services that we are able to offer, which could adversely affect our business and financial performance.

We rely on the value of our brands, and the costs of maintaining and enhancing our brand awareness are increasing.

We believe continued investment in our brands, including Expedia, hotels.com, Hotwire, Classic Vacations, Egencia, eLong, Venere, the TripAdvisor Media Network and Expedia Local Expert, is critical to retaining and expanding our traveler, supplier and advertiser bases. We have and expect to continue having to spend more to maintain our brands’ value due to a variety of factors. These include increased spending from our competitors, the increasing costs of supporting multiple brands, expansion into geographies and products where our brands are less well known, inflation in media pricing including search engine keywords and the continued emergence and relative traffic share growth of search engines and metasearch engines as destination sites for travelers. We have spent considerable financial and human resources to date on the establishment and maintenance of our brands, and we will continue to invest in, and devote resources to, advertising and marketing, as well as other brand building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective, or as cost-effective as they have been historically. If we are unable to maintain or enhance consumer awareness of our brands and generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.

Our business could be negatively affected by changes in search engine algorithms and dynamics, or search engine disintermediation.

We increasingly utilize internet search engines such as Google, principally through the purchase of travel-related keywords, to generate traffic to our websites. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on internet media properties and search engines whose pricing and operating dynamics can experience rapid change, both technically and competitively. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites or that of our third-party distribution partners, or if competitive dynamics further impact market pricing in a negative manner, our business and financial performance would be adversely affected. In addition, to the extent Google, Bing and other leading search engines attempt to more directly appeal to travel consumers by maintaining transactions within their own websites or referring those leads to suppliers directly, that could have a meaningfully adverse impact on our business and financial performance.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

We depend on the use of sophisticated information technologies and systems, including technology and systems used for reservations, communications, procurement and administration. As our operations grow in both size and scope, we must continuously improve and upgrade our systems and infrastructure to offer an increasing number of travelers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings. New developments in areas, such as cloud computing, could also make it easier for competition to enter our markets due to lower up-front technology costs.

In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. We have been engaged in a multi-year effort, which we expect to continue for several years, to migrate portions of our site functionality to new technology platforms to enable us to introduce innovation more rapidly, achieve better search engine optimization and improve our site merchandising capabilities, among other anticipated benefits. These migrations have been more time consuming and expensive than originally anticipated, and the resources devoted to those efforts have adversely affected our ability to develop new site innovations. Continued delays or difficulties in implementing new or enhanced systems may keep us from achieving the desired results in a timely manner, to the extent anticipated, or at all. In addition, during the migration process the sites may experience reduced functionality and decreases in conversion rates. Also, we may be unable to devote financial resources to new technologies and systems in the future. If any of these events occur, our business and financial performance could suffer.

We rely on third-parties for many systems and services.

We rely on third-party service providers for certain customer care, fulfillment, processing, systems development, technology and other services. If these third-parties experience difficulty meeting our requirements or standards, it could damage our reputation or make it difficult for us to operate some aspects of our business. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, we could suffer increased costs and delays in our ability to provide similar services until an equivalent service provider could be found or we could develop replacement technology or operations. In addition, we rely increasingly on outsourced providers of traveler care and information technology services. If we are unsuccessful in choosing high quality partners or we ineffectively manage these partners, it could have an adverse impact on our business and financial performance.

We rely on the performance of highly skilled personnel and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular, the contributions of Barry Diller, our Chairman and Senior Executive, and Dara Khosrowshahi, our Chief Executive Officer, are critical to the overall management of the company. Our future success will depend on the performance of our senior management and key employees. Expedia cannot ensure that it will be able to retain the services of Mr. Diller, Mr. Khosrowshahi or any other member of our senior management or key employees, the loss of whom could seriously harm our business. Competition for well-qualified employees in certain aspects of our business, including software engineers, developers and other technology professionals, also remains intense.

Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected. We do not maintain any key person life insurance policies.

We are continuing the process of restructuring portions of our global workforce to simplify and streamline our organization, improve our cost structure and strengthen our overall businesses. These changes could affect employee morale and productivity and be disruptive to our business and financial performance.

Our stock price is highly volatile.

The market price of our common stock is highly volatile and could continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	Quarterly variations in our operating results;

•	Operating results that vary from the expectations of securities analysts and investors;

•	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	Rating agency credit rating actions;

•	Reaction to our earnings releases and conference calls, or presentations by executives at investor and industry conferences;

•	Changes in our capital structure;

•	Changes in market valuations of other internet or online service companies;

•	Announcements of dividends or changes in the amount or frequency of our dividends;

•	Announcements of technological innovations or new services by us or our competitors;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major travel supplier, such as an airline or hotel chain;

•	Changes in the status of our intellectual property rights;

•	Lack of success in the expansion of our business model geographically;

•	Announcements by third parties of significant claims or proceedings against us or adverse developments in pending proceedings;

•	Additions or departures of key personnel;

•	Rumors or public speculation about any of the above factors; and

•	Market and volume fluctuations in the stock markets in general.

Volatility in our stock price could also make us less attractive to certain investors, and/or invite speculative trading in our common stock or debt instruments.

Our international operations involve additional risks and our exposure to these risks will increase as we expand our international operations.

We operate in a number of jurisdictions outside of the United States and intend to continue to expand our international presence. To achieve widespread acceptance in the countries and markets we enter, we must continue to tailor our services and business model to the unique circumstances of such countries and markets, including travel supplier relationships and traveler preferences. Learning the customs and cultures of various countries, particularly with respect to travel patterns and practices, can be difficult, costly and divert management and personnel resources. Our failure to adapt our practices and models effectively to the traveler and supplier preferences of each country into which we expand could slow our international growth.

We expect to continue to face additional risks in international operations. These risks include:

•	Political instability;

•	Threatened or actual acts of terrorism;

•	Regulatory requirements, including the Foreign Corrupt Practices Act, data privacy requirements, labor laws and anti-competition regulations;

•	Our ability to comply with additional U.S. laws applicable to U.S. companies operating internationally as well as local laws and regulations;

•	Diminished ability to legally enforce our contractual rights;

•	Increased risk and limits on our ability to enforce intellectual property rights;

•	Possible preferences by local populations for local providers;

•	Restrictions on the withdrawal of non-U.S. investment and earnings;

•	Currency exchange restrictions;

•	Restrictions on our ability to repatriate cash as well as restrictions on our ability to invest in our operations in certain countries;

•	Exchange rate fluctuations;

•	Financial risk arising from transactions in multiple currencies, including our failure to adequately manage those risks;

•	Slower adoption of the internet as an advertising, broadcast and commerce medium in those markets as compared to the United States; and

•	Difficulties in managing staffing and operations due to distance, time zones, language and cultural differences.

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

Adverse application of tax laws, rules or regulations could have an adverse effect on our business and financial performance.

The application of various domestic and international sales, use, occupancy, value-added and other tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable taxing authorities. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the internet and e-commerce. If the tax laws, rules and regulations were amended, if new adverse laws, rules or regulations were adopted, or if current laws are interpreted adversely to our interests, particularly with respect to occupancy or value-added taxes, the results could increase our tax payments (prospectively or retrospectively) and/or subject us to penalties and decrease the demand for our products and services if we pass on such costs to the consumer. As a result, these changes could have an adverse affect on our businesses or financial performance.

Tax authorities have brought lawsuits and have levied assessments asserting that we are required to collect and remit occupancy taxes. In addition, we have in the past and may in the future be required in certain jurisdictions to pay tax assessments, which may be substantial, prior to contesting the validity of such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that the taxpayer believes it is subject to such taxes. We continue to work with relevant tax authorities and legislators to clarify our obligations under existing, new and emerging laws and regulations. There have been, and will continue to be, substantial ongoing costs, which may include “pay-to-play” payments, associated with complying with, and defending our position regarding, the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

We are involved in various legal proceedings and may experience unfavorable outcomes, which could adversely affect our business and financial condition.

We are involved in various legal proceedings, including, but not limited to, the legal proceedings described in discussed in Part I, Item 3, Legal Proceedings, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. The defense of these actions is and may continue to be both time consuming and expensive. If these legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business and financial performance.

Provisions in certain credit card processing agreements could adversely affect our liquidity and financial positions.

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

In addition, we may be held liable for accepting fraudulent credit cards on our websites for transactions where we are merchant of record as well as other payment disputes with our customers. Additionally, we are held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record. Accordingly, we calculate and record an allowance for the resulting credit card charge backs. If we are unable to combat the use of fraudulent credit cards on our websites, our results of operations and financial positions could be materially adversely affected.

Our effective tax rate is impacted by a number of factors that could have a material impact on our financial results and could increase the volatility of those results.

Due to the global nature of our business, we are subject to income taxes in the United States and many different countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We regularly are under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made. In addition, there have been proposals to amend U.S. tax laws that would significantly impact how U.S. companies are taxed on foreign earnings. We are earning an increasing portion of our income in foreign countries. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted, it could have a material adverse impact on our tax expense and cash flow.

System interruption and the lack of redundancy in our information systems may harm our businesses.

We rely on computer systems to facilitate and process transactions. We have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent us from efficiently fulfilling orders or providing services to third parties. Any interruptions, outages or delays in our systems, or deterioration in their performance, could impair our ability to process transactions and decrease our quality of service that we can offer to our travelers. These interruptions could include security intrusions and attacks on our systems for fraud or service interruption (called “denial of service” or “bot” attacks). If we were to experience frequent or persistent system failures, our reputation and brands could be harmed.

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

Expedia, Inc. websites, including in particular the TripAdvisor Media Network, compete for advertising revenue with large internet portal sites, such as America Online and MSN, that offer listing or other advertising opportunities for travel-related companies. These companies have significantly greater financial, technical, marketing and other resources and large client bases. We also compete with search engines like Google, Bing and Yahoo! Search that offer pay-per-click advertising services. In addition, we compete with newspapers, magazines and other traditional media companies that provide offline and online advertising opportunities. We expect to face additional competition as other established and emerging companies, including print media companies, enter the online advertising market. Competition could result in reduced margins on our advertising services, loss of market share or less use of our sites by travel companies and travelers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business could be materially adversely affected. In addition, the TripAdvisor Media Network is increasingly reliant on natural and paid search traffic from major search engines, whose per unit costs have been increasing. Finally, to the extent Google, Bing and other leading search engines attempt to more directly appeal to travel consumers by supporting transactions within their own websites or referring those leads to suppliers directly, that could have a meaningfully adverse impact on our advertising businesses.

Mr. Diller currently controls Expedia. If Mr. Diller ceases to control the company, Liberty Media Corporation may effectively control the company.

Subject to the terms of a Stockholders Agreement between Mr. Diller and Liberty Media Corporation, Mr. Diller holds an irrevocable proxy to vote shares of Expedia stock held by Liberty. Accordingly, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of the Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty could effectively control the voting power of our capital stock. Mr. Diller, through shares he owns beneficially as well as those subject to the irrevocable proxy, controlled approximately 59% of the combined voting power of the outstanding Expedia capital stock as of January 20, 2010.

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

The availability of funds depends in significant measure on capital markets and liquidity factors over which we exert no control. Particularly in light of existing uncertainty in the capital and credit markets, we can provide no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends or extraordinary actions or that our counterparties in any such financings would honor their contractual commitments. In addition, any downgrade of our debt ratings by Standard & Poor’s, Moody’s Investor Service or similar ratings agencies, increases in general interest rate levels or further weakening in the credit markets could increase our cost of capital. More recent experience suggests credit spreads can be significantly higher for companies with lower credit ratings, impacting returns for bondholders and increasing the cost of potential future debt issuances.

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

As of December 31, 2009, the face value of our long-term indebtedness totaled $895 million. Risks relating to our long-term indebtedness include:

•	Increasing our vulnerability to general adverse economic and industry conditions;

•

Requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	Making it difficult for us to optimally capitalize and manage the cash flow for our businesses;

•	Limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	Possible refinancing risk if certain of our senior note issues are put by holders in 2013;

•	Placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	Limiting our ability to borrow additional funds or to borrow funds at rates or on other terms we find acceptable.

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

The agreements governing our indebtedness contain various covenants, including those that restrict our ability to, among other things:

•	Borrow money, and guarantee or provide other support for indebtedness of third parties including guarantees;

•	Pay dividends on, redeem or repurchase our capital stock;

•	Make investments in entities that we do not control, including joint ventures;

•	Enter into certain asset sale transactions, including partial or full spin-off transactions;

•	Enter into secured financing arrangements;

•	Enter into sale and leaseback transactions; and

•	Enter into unrelated businesses.

These covenants may limit our ability to effectively operate our businesses or maximize stockholder value.

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

Depending on the size of the exposures and the relative movements of exchange rates, if we choose not to hedge or fail to hedge effectively our exposure, we could experience a material adverse effect on our financial statements and financial condition. As we have seen in some recent periods, in the event of severe volatility in exchange rates these exposures can increase, and the impact on our results of operations can be more pronounced. In addition, the current environment, and the increasingly global nature of our business has made hedging these exposures both more complex and costly. We have increased and plan to continue increasing the scope, complexity and duration of our foreign exchange risk management, including the use of forward contracts to hedge a portion of our exposures. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedging activities.

We are exposed to various counterparty risks.

We are exposed to the risk of failure to perform by various financial counterparties, including for our insurance coverages, investments, bank deposits, letters of credit and foreign exchange risk management. As it relates to foreign exchange, we employ forward contracts to hedge a portion of our exposure to foreign currency exchange rate fluctuations. As of December 31, 2009, we were party to forward contracts with a notional value of $136 million and the fair value of which was approximately $250,000. The counterparties to these contracts were JPMorgan Chase, Barclays, RBS, Banc of America, U.S. Bank, Bank of Tokyo-Mitsubishi, HSBC and BNP Paribas. Upon the maturity of these or subsequent contracts, the counterparties are potentially obligated to pay us net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these forward contracts. In addition, due to the weakening economy we also face increased credit risk and payment delays from our non-financial contract counterparties.

Our investments in China create risks and uncertainties relating to the laws in China.

We have two principal businesses operating in China: eLong, an online transactional travel business; and TripAdvisor China, which operates a media site under the brand daodao.com and a metasearch site under the brand Kuxun. The success of these businesses and any future investments we make in China are subject to risks and uncertainties regarding the application, development and interpretation of China’s laws and regulations. Significant uncertainties exist in the interpretation and enforcement of Chinese laws and regulations including requirements to permits and licenses, and such uncertainties could limit the available legal protections relating to our investments. Moreover, we cannot predict the effect of future developments in China’s legal system, particularly with respect to the travel industry, the internet, media, foreign investment, taxation, labor, and currency exchange and regulation, including the introduction of new laws, changes to existing laws or the interpretation or enforcement of current or future laws and regulations. In addition, the laws and regulations of

China restrict foreign investment in areas including the air-ticketing, travel agency, internet content provision, mobile communication and related businesses. Although we have established effective control through a series of agreements between the companies in which our Chinese investments are held and their affiliated Chinese entities, future developments in the interpretation or enforcement of Chinese laws and regulations or a dispute relating to these agreements could restrict our ability to operate or restructure these entities or to engage in strategic transactions. Finally, China does not have treaties with the United States or most other western countries providing for the reciprocal recognition and enforcement of judgments of courts. As a result, court judgments obtained in jurisdictions with which China does not have treaties on reciprocal recognition of judgment may be difficult or impossible to enforce in China.

Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views of personal privacy rights, or data security breaches.

In the processing of our traveler transactions, we receive and store a large volume of personally identifiable information and we rely on information collected online for purposes of advertising to visitors to our websites. This information is increasingly subject to legislation, regulations and industry policies in numerous jurisdictions around the world. These requirements and restrictions are not necessarily consistently applied. This government and industry action is typically intended to protect the privacy and security of information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation, regulations or other requirements are expanded to require changes in our current business practices or if governing jurisdictions or industry groups interpret or implement their requirements in ways that negatively affect our business, financial condition and results of operations. As privacy and data protection have become more sensitive issues for regulators and consumers, we may also become exposed to potential liabilities as a result of differing views on the protections that should apply to travel and/or online data.

We cannot guarantee that our security measures will prevent data breaches. In addition, certain of our acquired companies may not have the same standards related to data collection, storage and transfer that Expedia has historically maintained. Failure to improve their standards or a substantial data breach in any of our businesses could significantly harm our business, damage our reputation, expose us to a risk of loss or litigation and possible liability and/or cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brands.

These and other privacy and security developments that are difficult to anticipate could adversely affect our business and financial performance.

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

Certain financial and operational risks related to acquisitions that may have a material impact on our business are:

•

Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

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

Our websites rely on content and technology intellectual property, much of which we regard as proprietary. We protect our proprietary technology by relying on trademarks, copyrights, trade secret laws, patents and confidentiality agreements. In connection with our license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it is possible for someone else to copy or otherwise obtain and use our proprietary technology or content without our authorization or to develop similar technology independently. Effective trademark, copyright, patent and trade secret protection may not be available in every country in which our services are made available through the internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. This misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation might result in substantial costs and diversion of resources and management attention.

We currently license from third parties some of the technologies incorporated into our websites. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology. We cannot be sure that such technology licenses will be available on commercially reasonable terms, if at all.

Part I. Item 1B.    Unresolved Staff Comments

None.

Part I. Item 2.    Properties

We lease approximately 1.4 million square feet of office space worldwide, pursuant to leases with expiration dates through October 2018.

We lease approximately 348,000 square feet for our headquarters in Bellevue, Washington, pursuant to a lease with an expiration date of October 2018. We also lease approximately 593,000 square feet of office space for our domestic operations in various cities and locations in Arizona, California, Florida, Hawaii, Idaho, Illinois, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Texas, Washington and Washington DC, pursuant to leases with expiration dates through April 2015.

We also lease approximately 419,000 square feet of office space for our international operations in various cities and locations, including Australia, Belgium, Brazil, Canada, China, France, Germany, Greece, India, Ireland, Italy, Japan, Mexico, the Netherlands, Singapore, South Korea, Spain, Thailand and the United Kingdom, pursuant to leases with expiration dates through February 2018.

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

Securities Class Action Litigation against IAC

Beginning on September 20, 2004, twelve purported shareholder class actions were commenced in the United States District Court for the Southern District of New York against IAC/InterActiveCorp (“IAC”) and certain of its officers and directors, alleging violations of the federal securities laws. These cases arose out of IAC’s August 4, 2004 announcement of its earnings for the second quarter of 2004 and generally alleged that the value of IAC’s stock was artificially inflated by pre-announcement statements about its financial results and forecasts that were false and misleading due to the defendants’ alleged failure to disclose various problems faced by IAC’s travel businesses. On December 20, 2004, the district court consolidated the twelve lawsuits, appointed co-lead plaintiffs, and designated co-lead plaintiffs’ counsel. See In re IAC/InterActiveCorp Securities Litigation, No. 04-CV-7447 (S.D.N.Y.). Expedia is not a party to this litigation, however, under the terms of its Separation Agreement with IAC, Expedia has generally agreed to bear a portion of the costs and liabilities, if any, associated with any securities law litigation relating to conduct prior to the spin-off of Expedia from IAC (the “Spin-Off”) of the businesses or entities that comprise Expedia following the Spin-Off.

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

hotels.com.    On May 6, 2003, a purported class action was filed in Texas state court against hotels.com, L.P. (“hotels.com”), Mary Canales, Individually and on Behalf of All Others Similarly Situated v. hotels.com, L.P., No. DC-03-162 (District Court, 229th Judicial District, Duval County). The complaint, as amended, alleges that hotels.com breached its contract with its customers by charging customers “taxes” that exceed the amount required by or paid to the applicable taxing authorities and by charging customers “fees” that do not correspond to any specific services provided. On April 29, 2005, the court issued an order granting the plaintiff’s motion for class certification. On February 1, 2006, the court of appeals reversed the holding certifying the class and remanded the case to the trial court. On April 20, 2006, Canales filed a fourth amended petition and a new motion for class certification. On June 23, 2009, plaintiff filed an amended class action petition. Plaintiff filed an amended motion to certify a class on September 18, 2009. Defendant filed a motion for summary judgment on September 18, 2009. Plaintiff filed a response and cross-moved for summary judgment on October 22, 2009. These motions remain pending.

Expedia® Washington.    On February 18, 2005, three actions filed against Expedia, Inc., a Washington corporation and wholly-owned subsidiary of the registrant (“Expedia Washington”) — C. Michael Nielsen et al. v. Expedia, Inc. et al., No. 05-2-02060-1 (Superior Court, King County), Bruce Deaton et al., v. Expedia, Inc. et al., No. 05-2-02062-8 (Superior Court, King County), each of which was filed January 10, 2005 and Jose Alba, on Behalf of Himself and All Others Similarly Situated v. IAC/InterActiveCorp et al., No. 05-2-04533-7 (Superior Court, King County) filed February 3, 2005 — were consolidated under the caption In re Expedia Hotel Taxes and Fees Litigation, No. 05-2-02060-1, pending in King County Superior Court. The consolidated complaint alleges that Expedia Washington is improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a nationwide class of all persons who were assessed a charge for “taxes/fees” when booking rooms through Expedia Washington. The complaint alleges violation of the Washington Consumer Protection Act and common-law conversion and seeks imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, interest and penalties. Six of the seven originally named plaintiffs have withdrawn from the suit. On May 7, 2008, the court entered an order granting plaintiff’s motion to certify the class. Both sides filed Motions for Summary Judgment on April 27, 2009. On May 28, 2009, the court granted the plaintiffs’ motion for summary judgment on their breach of contract claim, without the benefit of an actual trial on the merits. The plaintiffs’ breach of contract claim was based on Expedia’s website Terms of Use that were in effect from February 2003 through December 2006. The court concluded that the damages for the alleged breach are $184,470,451. On July 8, 2009, Expedia reached an agreement in principle on a proposed settlement of all claims with the plaintiffs. Plaintiffs filed a Motion for Preliminary Approval of the proposed settlement and the settlement was approved on December 1, 2009. Three objectors filed appeals before the December 31, 2009 deadline. These appeals are pending.

Hotwire.    On April 19, 2005, three actions filed against Hotwire, Inc. (“Hotwire”) were consolidated and now are pending under the caption Bruce Deaton v. Hotwire, Inc. et al., Case No. CGC-05-437631, in the Superior Court of the State of California, County of San Francisco. The consolidated complaint, which was amended on February 17, 2006, alleges that Hotwire is improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a nationwide class of all persons who were assessed a charge for “taxes/fees” when booking rooms through Hotwire. The amended complaint alleges violation of Section 17200 of the California Business and Professions Code, violation of the California Consumer Legal Remedies Act, and breach of contract, and seeks imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, interest and penalties. On March 15, 2007, the court certified a class of all residents of the United States to whom Hotwire charged “taxes/fees” for the facilitation of reservations for stand-alone hotel rooms on its website. The court has not yet required that Hotwire provide notice to the potential class members. The trial on plaintiff’s Section 17200 claim that was set for the week of January 12, 2009, was postponed and a new trial date was not set. The parties have reached a settlement that was approved by the court on December 8, 2009.

Consumer Case against Expedia, hotels.com and Hotwire.    On December 8, 2008, a putative class action was filed in federal court in New York State against Expedia, hotels.com and Hotwire. Similar lawsuits were filed at or about the same time against Priceline and Travelocity. See Matthew R. Chiste, et al. v. Hotels.com, L.P., et al., No. 08 CV 10676 (United States District Court for the Southern District of New York). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a nationwide class of all persons who booked a hotel room in New York City through the defendants. The complaint asserts claims for deceptive business practices, conversion, breach of fiduciary duty and breach of contract and seeks a declaratory judgment, injunctive relief and damages in an unspecified amount, but exceeding $5,000,000. Defendants’ motion to dismiss has been fully briefed and is pending before the court.

Consumer Case against Expedia Canada.    On June 26, 2009, a class action suit against Expedia Canada Corporation was filed in Ontario, Canada, alleging that disclosures related to “taxes and service fees” were deceptive. See Magill v. Expedia Canada Corporation and Expedia.ca, CV-09-381919-00LP (Ontario Superior Court of Justice). The complaint asserts claims under the Competition Act and Consumer Protection Act as well as claims of unjust enrichment, restitution, constructive trust, accounting and disgorgement and breach of contract. It seeks damages in the amount of CA$50,000,000 for the class as well as interest, fees and alternate damages measures.

Litigation Relating to Hotel Occupancy Taxes

City of Los Angeles Litigation.    On December 30, 2004, the city of Los Angeles filed a purported class action in California state court against a number of internet travel companies, including hotels.com, Expedia Washington and Hotwire. City of Los Angeles, California, on Behalf of Itself and All Others Similarly Situated v. Hotels.com, L.P. et al., No. BC326693 (Superior Court, Los Angeles County). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes. The complaint seeks certification of a statewide class of all California cities and counties that have enacted uniform transient occupancy-tax ordinances effective on or after December 30, 1990. The complaint alleges violation of those ordinances, violation of Section 17200 of the California Business and Professions Code, and common-law conversion. The complaint also seeks a declaratory judgment that the defendants are subject to hotel occupancy taxes on the hotel rate charged to consumers and imposition of a constructive trust on all monies owed by the defendants to the government, as well as disgorgement, restitution, interest and penalties. On July 26, 2007, the court signed an order staying the lawsuit until the cities have exhausted their administrative remedies. The case is coordinated with the cases in San Diego, Anaheim and San Francisco. Los Angeles issued assessments of $15.7 million against Expedia, $14.8 million against hotels.com and $4.4 million against Hotwire on September 9, 2009. An administrative hearing challenging the assessments was held on December 3, 2009.

City of Findlay, Ohio Litigation.    On October 25, 2005, the city of Findlay, Ohio filed a purported state wide class action in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia Washington. City of Findlay v. Hotels.com, L.P., et al., No. 2005-CV-673 (Court of Common Pleas of Hancock County, Ohio). The complaint alleges that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaint includes claims for violation of that ordinance, violation of the consumer protection act, conversion imposition of a constructive trust and declaratory relief. On

November 22, 2005, defendants removed the case to the United States District Court for the Northern District of Ohio. On January 30, 2006, the defendants moved to dismiss the case. On July 26, 2006, the court granted in part and denied in part defendants’ motion to dismiss. The court has consolidated this lawsuit with the lawsuit filed by the cities of Columbus and Dayton, Ohio. On February 22, 2008, plaintiffs filed a First Amended Consolidated Complaint adding the city of Toledo, city of Northwood, city of Rossford, city of Maumee, city of Perrysburg, Perrysburg Township and Springfield Township as plaintiffs in the lawsuit. On July 7, 2009, plaintiffs amended their complaint to add the Franklin County Convention Facilities Authority as a plaintiff. The court’s prior ruling on defendants’ motion to dismiss has been applied to the joined jurisdictions. The court has held that the defendants are not directly obligated to pay the hotel occupancy taxes at issue, but may be liable for taxes collected but not remitted.

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

City of Rome, Georgia Litigation.    On November 18, 2005, the city of Rome, Georgia, Hart County, Georgia, and the city of Cartersville, Georgia filed a purported state wide class action in the United States District Court for the Northern District of Georgia against a number of internet travel companies, including hotels.com, Hotwire and Expedia. City of Rome, Georgia, et al. v. Hotels.com, L.P., et al., No. 4:05-CV-249 (U.S. District Court, Northern District of Georgia, Rome Division). The complaint alleges that the defendants have failed to pay to the county and cities the hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of excise and sales and use tax ordinances, conversion, unjust enrichment, imposition of a constructive trust, declaratory relief and injunctive relief. The complaint seeks damages and other relief in an unspecified amount. On February 6, 2006, the defendants moved to dismiss the complaint. On May 9, 2006, the court granted in part and denied in part defendants’ motion to dismiss. On June 8, 2006, plaintiffs filed an amended complaint adding 16 more municipalities and political subdivisions as named plaintiffs. On May 10, 2007, the court stayed the litigation, concluding that the plaintiffs must exhaust their administrative remedies before continuing to litigate their tax claims. On July 10, 2009, the court lifted the stay of the litigation. Plaintiffs’ motion for class certification is due on February 8, 2010. The case has now been stayed based upon the parties’ agreement to participate in mediation.

City of San Diego, California Litigation.    On February 9, 2006, the city of San Diego, California filed an action in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia Washington. City of San Diego v. Hotels.com, L.P. et al., (Superior Court for the County of San Diego). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, for violation of Section 17200 of the California Business and Professions Code, conversion, imposition of a constructive trust and declaratory judgment. The complaint seeks damages and other relief in an unspecified amount. An amended complaint was filed on March 8, 2007. This case is coordinated with the Anaheim, San Francisco and Los Angeles lawsuits. The case was stayed pending exhaustion of administrative procedures. In November 2008, the city completed its audit and assessed hotel occupancy taxes against each of those online travel companies. The online travel companies challenged those assessments through an administrative appeals process. The first hearing on those challenges occurred on June 19, 2009. On July 28, 2009, the hearing board affirmed the assessments. The Expedia defendants have appealed, and an administrative hearing took place during the week of January 11, 2010.

Orange County, Florida Litigation.    On March 13, 2006, Orange County, Florida filed an action in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia Washington. See Orange County et al v. Expedia, Inc., et al., 2006-CA-2104 Div. 39 (Circuit Court Ninth Judicial District, Orange County, FL). The complaint alleges that the defendants have failed to pay the county hotel accommodations taxes as required by municipal ordinance. The complaint seeks a declaratory judgment regarding the county’s right to audit and collect tax on certain of the defendants’ hotel room transactions. On March 9, 2007, the plaintiff filed an amended complaint. Trial is scheduled for August 23, 2010.

City of Atlanta, Georgia Litigation.    On March 29, 2006, the city of Atlanta, Georgia filed suit against a number of internet travel companies, including hotels.com, Hotwire and Expedia Washington. See City of Atlanta, Georgia v. Hotels.com, L.P., et al., 2006-CV-114732 (Superior Court of Fulton County, Georgia). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of the ordinance, conversion, unjust enrichment, imposition of a constructive trust, declaratory judgment and an equitable accounting. The complaint seeks damages and other relief in an unspecified amount. On July 10, 2009, the case was transferred to Judge Michael Johnson. Plaintiff’s first amended complaint was filed on October 23, 2009. Answers were filed on November 30, 2009. The deadline to file motions for summary judgment, or other dispositive motions, is February 15, 2010.

City of Charleston, South Carolina Litigation.    On April 26, 2006, the city of Charleston, South Carolina filed suit in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia Washington. See City of Charleston, South Carolina v. Hotels.com, et al., 2:06-CV-01646-PMD (United States District Court, District of South Carolina, Charleston Division). The case was removed to federal court on May 31, 2006. The complaint alleges that the defendants have failed to pay the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, conversion, constructive trust and legal accounting. The complaint seeks damages in an unspecified amount. On April 26, 2007, the court entered an order consolidating the lawsuits filed by the City of Charleston and the Town of Mt. Pleasant. Trial is scheduled for June 17, 2010.

City of San Antonio, Texas Litigation.    On May 8, 2006, the city of San Antonio filed a putative statewide class action in federal court against a number of internet travel companies, including hotels.com, Hotwire, and Expedia Washington. See City of San Antonio, et al. v. Hotels.com, L.P., et al., SA06CA0381 (United States District Court, Western District of Texas, San Antonio Division). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, common-law conversion, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. On October 30, 2009, a jury verdict was entered finding that defendants “control hotels” and awarding approximately $15 million for historical damages against the Expedia companies (Expedia, hotels.com and Hotwire). The jury also found that defendants were not liable for conversion or punitive damages. The final amount of the judgment against the Expedia companies has not been determined. In further proceedings, the court will determine, among other things, whether the tax is actually due on the amounts that the online companies retained for their services and the amount, if any, of penalties and interest, which could be significant.

City of Gallup, New Mexico Litigation.    On May 17, 2006, the city of Gallup, New Mexico filed a putative statewide class action in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia Washington. See City of Gallup, New Mexico, et al. v. Hotels.com, L.P., et al., CIV-06-0549 JC/RLP (United States District Court, District of New Mexico). The case was removed to federal court on June 23, 2006. The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint purports to assert claims for violation of those ordinances, conversion, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. On April 18, 2007, the court granted plaintiffs’ motion to dismiss its own lawsuit. On July 6, 2007, the city of Gallup refiled its lawsuit. The defendants answered the complaint on August 27, 2007. Plaintiff filed its first amended complaint on January 16, 2009. The court certified the class on July 7, 2009. Plaintiffs filed a partial motion for summary judgment, which is pending. The court’s order approving class notice was issued on October 22, 2009.

Town of Mount Pleasant, South Carolina Litigation.    On May 23, 2006, the town of Mount Pleasant, South Carolina filed suit in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia Washington. See Town of Mount Pleasant, South Carolina v. Hotels.com, et al.,

2-06-CV-020987-PMD (United States District Court, District of South Carolina, Charleston Division). The case was removed to federal court on July 21, 2006. The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, conversion, constructive trust and legal accounting. The complaint seeks damages in an unspecified amount. On August 22, 2006, hotels.com GP, LLC was voluntarily dismissed. On April 26, 2007, the court consolidated the lawsuits filed by the city of Charleston and the town of Mt. Pleasant. On May 14, 2007, the town filed its first amended complaint. Trial is scheduled for June 17, 2010.

Columbus, Georgia Litigation.    On May 30, 2006, the city of Columbus, Georgia filed suit against Expedia, Inc. and on June 7, 2006 filed suit against hotels.com — both in state court. See Columbus, Georgia v. Hotels.com, Inc., et al., SU-06-CV-1893-8 (Superior Curt of Muscogee County); Columbus, Georgia v. Expedia, Inc, SU-06-CV-1794-7 (Superior Court of Muscogee County). The complaints allege that the defendants have failed to pay the city hotel accommodations taxes as required by municipal ordinance. The complaints purport to assert claims for violation of that ordinance, unjust enrichment, imposition of a constructive trust, equitable accounting, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. On August 1, 2007, Expedia and hotels.com filed motions for summary judgment based on the plaintiff’s failure to exhaust its administrative remedies prior to filing the lawsuit. On October 5, 2007, the plaintiff filed a motion for declaratory judgment and injunctive relief in the Expedia lawsuit. On September 22, 2008, the court denied Expedia’s motion for summary judgment for failure to exhaust administrative remedies and granted plaintiff’s motion for injunctive relief against Expedia. On November 7, 2008, the court denied hotels.com’s motion for summary judgment for failure to exhaust administrative remedies and granted plaintiff’s motion for injunctive relief against hotels.com. On October 22, 2008, Expedia filed its notice of appeal and on December 3, 2008, hotels.com filed its notice of appeal, both challenging the trial court’s denial of Expedia and hotels.com’s motion for summary judgment and grant of plaintiff’s injunction. On June 15, 2009, the Georgia Supreme Court denied Expedia’s appeal and affirmed and modified in part the trial court’s ruling. On June 30, 2009, the court denied Expedia’s motion to reconsider. Hotels.com’s appeal was denied on October 5, 2009. On November 10, 2009, the Supreme Court denied hotels.com’s motion for reconsideration but modified its opinion. Expedia has filed both a direct and discretionary appeal of the Special Master’s discovery report and recommendation. Both of these appeals remain pending. On October 8, 2009, plaintiff filed a motion to enjoin Expedia from not listing Columbus, Georgia hotels. Expedia filed its response on November 10, 2009. Trial is scheduled for May 24, 2010.

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

Cities of Columbus and Dayton, Ohio Litigation.    On August 8, 2006, the city of Columbus, Ohio and the city of Dayton, Ohio, filed a putative statewide class action in federal court against a number of internet travel companies, including hotels.com, Hotwire and Expedia Washington. See City of Columbus, et al. v. Hotels.com, L.P., et al., 2:06-CV-00677 (United States District Court, Southern District of Ohio). The complaint alleges that the defendants have failed to pay to counties and cities in Ohio hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims for violation of those ordinances, unjust enrichment, violation of the doctrine of money had and received, conversion, declaratory judgment, and seeks imposition of a constructive trust. The complaint seeks damages in an unspecified amount. Defendants filed a motion to dismiss on September 25, 2006 and a motion to transfer venue to the Northern District of Ohio on September 27, 2006. The case was transferred to the Northern District of Ohio and defendant’s motion to dismiss was granted in part, consistent with the ruling in the City of Findlay, Ohio lawsuit. On February 22, 2008, plaintiffs filed a First

Amended Consolidated Complaint adding the city of Toledo, city of Northwood, city of Rossford, city of Maumee, city of Perrysburg, Perrysburg Township and Springfield Township as plaintiffs in the lawsuit. On July 7, 2009, plaintiffs amended their complaint to add the Franklin County Convention Facilities Authority as a plaintiff. The court’s prior ruling on defendants’ motion to dismiss has been applied to the joined jurisdictions. The court has held that the defendants are not directly obligated to pay the hotel occupancy taxes at issue, but may be liable for taxes collected but not remitted.

North Myrtle Beach Litigation.    On August 28, 2006, the city of North Myrtle Beach, South Carolina filed a lawsuit in federal court against a number of internet travel companies, including hotels.com, Hotwire, and Expedia Washington. See City of North Myrtle Beach v. Hotels.com, et al., 4: 06-CV-03063-RBH (United States District Court, District of South Carolina, Florence Division). The complaint alleges that the defendants have failed to pay the hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims for violation of those ordinances, as well as a claim for conversion, imposition of a constructive trust, and demand for an accounting. The complaint seeks damages in an unspecified amount. On October 27, 2006, the case was removed to federal court. On December 1, 2006, the defendants filed a motion to dismiss. On September 30, 2007, the court denied defendants’ motion to dismiss. On October 15, 2007, the defendants answered the complaint. Trial is scheduled for June 7, 2010.

Louisville/Jefferson County Metro Government, Kentucky Litigation.    On September 21, 2006, the Louisville/Jefferson County Metro Government filed a putative statewide class action in federal court against a number of internet travel companies, including hotels.com, Hotwire, and Expedia Washington. See Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al., 3:06CV-480-R (United States District Court for the Western District of Kentucky, Louisville Division). The complaint alleges that the defendants have failed to pay the counties and cities in Kentucky hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims for violation of those ordinances, unjust enrichment, money had and received, conversion, imposition of a constructive trust, and declaratory judgment. The complaint seeks damages in an unspecified amount. On December 22, 2006, the defendants filed a motion to dismiss, which was denied on August 10, 2007. On October 26, 2007, the defendants filed a motion for reconsideration or certification of interlocutory appeal. On April 16, 2008, the Lexington- Fayette Urban County Government filed an intervening complaint, joining the lawsuit. On May 16, 2008, the defendants moved to dismiss Lexington-Fayette complaint. On September 30, 2008, the court granted defendants’ motion for reconsideration of defendants’ motion to dismiss and dismissed the case in its entirety. On December 22, 2009, the Sixth Circuit Court of Appeals affirmed the dismissal.

Nassau County, New York Litigation.    On October 24, 2006, the county of Nassau, New York filed a putative statewide class action in federal court against a number of internet travel companies, including hotels.com, Hotwire, and Expedia Washington. See Nassau County, New York, et al. v. Hotels.com, L.P., et al., (United States District Court, Eastern District of New York). The complaint alleges that the defendants have failed to pay cities, counties and local governments in New York hotel accommodation taxes as required by local ordinances. The complaint purports to assert claims for violations of those ordinances, as well as claims for conversion, unjust enrichment, and imposition of a constructive trust. The complaint seeks damages in an unspecified amount. The defendants filed a motion to dismiss on January 31, 2007. On August 17, 2007, the court granted defendants’ motion dismissing the lawsuit due to the plaintiff’s failure to exhaust its administrative remedies. On August 11, 2009, the Second Circuit remanded the case for the district court to determine whether class certification is appropriate. The court has ordered the parties to proceed with class certification.

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

City of Houston, Texas Litigation.    On March 5, 2007, the city of Houston filed an individual lawsuit in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia. City of Houston v. Hotels.com, L.P., et al., 2007-13227 (District Court of Harris County, 270th Judicial District, Texas). The lawsuit alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The lawsuit purports to assert claims for violation of that ordinance, conversion, imposition of a constructive trust, civil conspiracy, and demand for accounting. The complaint seeks damages in an unspecified amount. On January 19, 2010, the court ruled in favor of defendants on their motion for summary judgment dismissing plaintiffs’ claims with prejudice

Jefferson City, Missouri Litigation.    On June 27, 2007, Jefferson City, Missouri filed a putative class action in state court against a number of internet travel companies, including hotels.com, Hotwire and Expedia. Jefferson City v. Hotels.com, L.P., et al., 07AC-CC0055 (Circuit Court of Cole County). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance, violation of Missouri’s Merchandising Practices Act, conversion, unjust enrichment, breach of fiduciary duties, constructive trust, and declaratory judgment. The complaint seeks injunctive relief and damages in an unspecified amount. On November 5, 2007, the defendants’ filed a motion to dismiss the plaintiff’s lawsuit. On June 19, 2008, the court granted in part and denied in part defendants’ motion to dismiss the lawsuit. Settlement has been reached.

City of Oakland, California Litigation.    On June 29, 2007, the city of Oakland filed an individual lawsuit in federal court against a number of internet travel companies, including hotels.com, Hotwire and Expedia. City of Oakland v. Hotels.com, L.P., et al., C-07-3432 (United States District Court, Northern District of California). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of that ordinance. The complaint seeks injunctive relief and damages in an unspecified amount, including punitive damages and restitution. On September 18, 2007, the defendants filed a motion to dismiss the lawsuit. On November 6, 2007, the court granted the defendant’s motion to dismiss for failure to exhaust administrative remedies. The Plaintiff filed a notice of appeal on December 6, 2007. On July 16, 2009, the Ninth Circuit affirmed the dismissal. On September 9, 2009, the court dismissed the case. Hotels.com and Expedia have received notice of audit from the city.

Mecklenburg County Litigation.    On January 10, 2008, the county of Mecklenburg, North Carolina filed an individual lawsuit in state court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. County of Mecklenburg v. Hotels.com L.P., et al., (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina). The complaint alleges that the defendants have failed to pay to the county hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for declaratory judgment, injunction, conversion, constructive trust, accounting, unfair and deceptive trade practices and agency. The complaint seeks damages in an unspecified amount. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, and Cumberland County lawsuits. On May 9, 2007, the defendants moved to dismiss the lawsuits. On November 19, 2007, the court granted in part and denied in part defendants’ motion to dismiss the Mecklenburg County lawsuit.

Cities of Goodlettsville and Brentwood, Tennessee Litigation.    On June 2, 2008, the cities of Goodlettsville and Brentwood, Tennessee filed a putative class action in federal court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. City of Goodlettsville and City of Brentwood v. Priceline.com, Inc., et al., 3-08-0561 (United States District Court for the Middle District of Tennessee). The complaint alleges that the defendants have failed to pay to the cities hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for unjust enrichment and conversion. The complaint seeks damages in an unspecified amount. Plaintiffs have voluntarily dismissed the city of Brentwood. On March 31, 2009, the court denied defendants’ motion to dismiss. Defendants’ answers were filed on April 24, 2009. Plaintiffs’ motion for class certification is pending.

County of Monroe, Florida Litigation.    On June 3, 2008, the county of Monroe, Florida filed an individual action in federal court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. County of Monroe, Florida v. Priceline.com, Inc., et al., 08-10044-CIV (United States District Court for the Southern District of Florida). The complaint alleges that the defendants have failed to pay to the county hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for unjust enrichment and conversion. The complaint seeks damages in an unspecified amount. On June 25, 2008, the plaintiff filed a Notice of Voluntary Dismissal. On June 26, 2008, the court entered an order dismissing the lawsuit. On January 12, 2009, the county of Monroe refiled its lawsuit. The court then dismissed the complaint for failure to file a joint scheduling report. Plaintiff refiled its complaint on April 15, 2009. Defendants filed a motion to dismiss on April 23, 2009. The court dismissed the April 15, 2009 complaint and ordered the parties to file a joint scheduling report and move to reopen the case based on the January 12, 2009 complaint. On May 27, 2009, the court reopened the case. Plaintiff filed its first amended complaint on May 28, 2009. Defendants’ motion to dismiss the first amended complaint was denied and granted in part by the court. Plaintiff’s motion for class certification is pending. Trial is scheduled for July 19, 2010.

Township of Lyndhurst, New Jersey Litigation.    On June 18, 2008, the township of Lyndhurst filed a putative class action in federal court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. Township of Lyndhurst v. Priceline.com, Inc., et al., 2:08-CV-03033-JLL-CCC (United States District Court for District of New Jersey). The complaint alleges that the defendants have failed to pay to the township hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for unjust enrichment and conversion. The complaint seeks damages in an unspecified amount. Defendants filed a motion to dismiss on August 19, 2008. On March 18, 2009, the court granted defendants’ motion to dismiss for lack of standing. Plaintiff’s appeal is pending.

City of Baltimore Litigation.    On December 10, 2008, the city of Baltimore filed an individual action in federal court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. Mayor and City Council of Baltimore v. Pricline.com, Inc. et al., MJG-07-2807 (United States District Court for the District of Maryland). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for conversion, unjust enrichment, assumpsit, declaratory judgment, imposition of a constructive trust, and injunctive relief. The complaint seeks damages in an unspecified amount. The case is coordinated with the Worcester County litigation.

Worcester County, Maryland Litigation.    On January 6, 2009, the county of Worcester, Maryland filed an individual action in federal court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. County Commissioners of Worcester County, Maryland v. Pricline.com, Inc. et al., 09-CV-00013-JFM (United States District Court for the District of Maryland). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for conversion, unjust enrichment, and assumpsit. The complaint seeks damages in an unspecified amount. Defendants filed a motion to dismiss on March 16, 2009. On June 2, 2009, the court denied defendants’ motion to dismiss. The court denied defendants’ motion for reconsideration of the motion to dismiss on July 21, 2009. This case is coordinated with the Baltimore litigation. Defendants’ answer was filed on August 4, 2009.

City of Anaheim, California Litigation.    On October 10, 2007, the city of Anaheim instituted an audit of a number of internet travel companies, including Expedia, hotels.com, and Hotwire, for hotel occupancy taxes. On or before May 23, 2008, the city completed its audit and issued assessments against each of those online travel companies. The online travel companies challenged those assessments through an administrative appeals process. On January 28, 2009, the hearing examiner issued his decision, rejecting the online travel companies’ challenges to those assessments. On February 6, 2009, the hearing examiner issued a decision setting forth the assessed amounts due by each online travel company (Expedia $9,884,872, hotels.com $7,452,772, and Hotwire $404,555). On February 11, 2009, the online travel companies filed a petition for writ of mandate in the California superior court seeking to vacate the decision of the hearing examiner and asking for a declaratory judgment that the online travel companies are not subject to Anaheim’s hotel occupancy tax. Expedia, Inc. v. City of Anaheim, et. al., Hotels.com L.P. v. City of Anaheim, et. al.; Hotwire, Inc. v. City of Anaheim et. al., Superior Court of the State of California, County of Orange). On February 17, 2009, the online travel companies filed a motion asking the court to rule that the city is not entitled to require the companies to pay the tax assessment prior to commencing litigation to challenge the applicability of the ordinance. On March 30, 2009, the court overruled the city’s demurrer to the companies’ “pay-to-play” motion. On June 11, 2009, the Court of Appeals denied Anaheim’s petition challenging the “pay first” ruling. Anaheim appealed to the California Supreme Court. The California Supreme Court instructed the Court of Appeals to consider the ruling on the city’s appeal that taxes must be paid before defendants can challenge the applicability of the ordinance in court. The Court of Appeals has affirmed the trial court’s ruling. The lawsuit is coordinated with the San Diego, San Francisco and Los Angeles matters. Defendants have challenged the city’s use of contingency fee counsel and this issue is currently on appeal. The city filed a motion to deny the defendants’ writ of administrative mandamus on July 15, 2009 and the defendants filed a motion for judgment granting writ of mandate. On February 1, 2010, the court ruled in defendants’ favor that taxes are not due to the City of Anaheim.

City of San Francisco, California.    On May 13, 2008, the city of San Francisco instituted an audit of a number of internet travel companies, including Expedia, hotels.com, and Hotwire, for hotel occupancy taxes. On or before October 31, 2008, the city completed its audit and issued assessments against each of those online travel companies. The online travel companies have challenged those assessments through an administrative appeals process and in hearings during January 2009. The hearing examiner upheld the city’s assessments. On May 11, 2009, the online travel companies filed a petition for writ of mandate in the California superior court seeking to vacate the decision of the hearing examiner and asking for a declaratory judgment that the online travel companies are not subject to San Francisco’s hotel occupancy tax. Expedia, Inc. v. City and County of San Francisco, et. al.; Hotwire, Inc. v. City and County of San Francisco, et. al., Superior Court of the State of California, County of San Francisco). A motion to coordinate the case with the Los Angeles, Anaheim and San Diego lawsuits was granted on June 4, 2009. On May 22, 2009, the city served a notice of intent to seek summary judgment. On June 19, 2009, the court granted the city’s demurrer on the “pay first” issue relating to pay-to-play provisions. Expedia and Hotwire’s appeal of the “pay first” decision was denied and Expedia and Hotwire paid the assessed amounts on July 13, 2009. A hearing on the hotels.com assessment appeal was held on August 12, 2009. Hotels.com paid the assessed amount on November 30, 2009. The court denied defendants’ motion to disqualify contingency fee counsel.

City of Jacksonville Litigation.    On July 28, 2006, the city of Jacksonville, Florida filed a putative class action in state court against a number of internet travel companies, including Expedia, hotels.com, and Hotwire. The lawsuit was dismissed for failure to exhaust administrative remedies. In February 2009, the court gave leave for plaintiffs to refile its complaint. Plaintiffs’ amended complaint was filed on March 10, 2009. City of Jacksonville v. Hotels.com LP, et. al., 2006-CA-005393-XXXX-MA, CV-B (Circuit Court, Fourth Judicial Circuit, Duval County, Florida). The complaint alleges that the defendants have failed to pay to the city the tourist and convention development taxes as required by state and municipal ordinance. The complaint seeks damages in an unspecified amount. On April 8, 2009, defendants filed their answers. The parties have agreed to dismiss IAC.

City of Bowling Green, Kentucky.    On March 10, 2009, the city of Bowling Green, Kentucky filed an individual action against a number of internet travel companies, including Expedia, Inc., hotels.com LP and Hotwire, Inc. City of Bowling Green, Kentucky vs. hotels.com, L.P., et. al., Civil Action 09-CI-409, Commonwealth of Kentucky, Warren Circuit Court. The complaint alleges that the defendants have failed to pay transient room taxes as required by municipal ordinance. Defendants’ motion to dismiss is pending, a hearing on the motion to dismiss was held on September 9, 2009 and the court took the matter under submission.

County of Genesee, County of Calhoun, County of Ingham and County of Saginaw, Michigan.    On February 24, 2009, four Michigan Counties, Genesee, Calhoun, Ingham and Saginaw filed an individual action against a number of internet travel companies, including Expedia, Inc., hotels.com L.P., hotels.com GP, LLC and TravelNow.com, Inc. County of Genesee, Michigan v. hotels.com, L.P., et. al., 09-265-CZ (Circuit Court for the County of Ingham, Michigan). The complaint alleges that the defendants have failed to pay hotel accommodation taxes as required by county ordinance. Defendants’ filed a motion for summary disposition on June 29, 2009. On August 21, 2009, the court denied defendants’ motion for summary disposition.

South Carolina Litigation.    On March 16, 2009, Travelscape, LLC filed a notice of appeal in the South Carolina Court of Appeals. Travelscape, LLC v. South Carolina Department of Revenue, 2008-ALJ-17-0076-CC

(State of South Carolina Court of Appeals). Plaintiff appealed the Administrative Law Court’s order of February 13, 2009, relating to the South Carolina Department of Revenue’s assessment of sales and accommodations taxes against plaintiffs. The appeal has been briefed and is pending.

Broward County, Florida Litigation.    On January 12, 2009, Expedia, hotels.com, L.P. and Hotwire filed separate actions against Broward County, Florida and the Florida Department of Revenue. Expedia, Inc. v. Broward County Florida, et. al., Case Nos., 37 2009 CA 000131, 37 2009 CA 000129, and 37 2009 000128 (Second Judicial Circuit Court, State of Florida, Leon County). The complaints contest the assessments against plaintiffs on the grounds that plaintiffs are not subject to the tourist development tax, among other claims. Defendants answered and asserted counterclaims on February 2, 2009. Plaintiffs’ motion to dismiss defendants’ counterclaims is pending. On May 13, 2009, the court consolidated all cases for all purposes except trial on any Broward counterclaims. Plaintiffs filed amended complaints on August 25, 2009. Broward County filed its answer and counterclaims on October 7, 2009. The Department of Revenues’ response was filed on October 26, 2009. Defendants filed a motion to dismiss Broward County’s counterclaims on October 30, 2009.

St. Louis County, Missouri Litigation.    On July 6, 2009, St. Louis County, Missouri filed an action against a number of online travel companies, including Expedia, Inc. (DE), Expedia, Inc. (WA), hotels.com, hotels.com, L.P., hotels.com GP, LLC, Hotwire, Inc., and TravelNow.com, Inc. St. Louis County, Missouri v. Prestige Travel, Inc., et. al., Case No. 09SL-CC02912 (21st Judicial Circuit Court, St. Louis County, Missouri). The complaint alleges that the defendants have failed to collect and/or pay taxes under the county’s tourism and hotel tax ordinances. Some of the Expedia defendants were served on July 20, 2009. Plaintiff’s first amended petition was filed on September 18, 2009. Defendants filed a motion to dismiss on November 30, 2009.

Village of Rosemont, Illinois Litigation.    On July 23, 2009, Rosemont, Illinois filed an action against a number of online travel companies including Expedia, Inc., hotels.com, L.P., and Hotwire, Inc. Village of Rosemont, Illinois v. Priceline.com, Incorporated, et al.1:09-cv-04438 (U.S. District Court for the Northern District of Illinois). The complaint alleges that defendants have failed to collect and/or pay taxes under the city’s hotel tax ordinances. Defendants filed their answer on October 9, 2009. Defendants’ motion to dismiss is pending.

Palm Beach County, Florida Litigation.    On July 30, 2009, Palm Beach County, Florida filed an action against a number of online travel companies including Expedia, Inc. (WA), TravelNow.com, Inc., hotels.com, L.P., hotels.com GP, LLC, IAC/Interactive Corp. and Delaware Hotwire, Inc. d/b/a Hotwire, Inc. Anne Gannon, in her capacity as Palm Beach County Tax Collector, on behalf of Palm Beach County v. Hotels.com, L.P., et al., 50 2009 CA 025919 MB (Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida). The complaint alleges that defendants have failed to collect and/or pay taxes under the county’s tourist development tax ordinances. Plaintiff served an amended complaint on December 1, 2009. Defendants answered on January 8, 2010.

Lawrence County, Pennsylvania Litigation.    On September 8, 2009, the County of Lawrence, Pennsylvania filed an action against a number of online travel companies including Expedia, Inc., hotel.com, L.P., hotels.com GP, LLC, Hotwire, Inc. and Travelnow.com, Inc. County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al., Civil Action No. 2:09-cv-01219-GLL (U.S. District Court for the Western District of Pennsylvania). The complaint alleges that defendants have failed to collect and/or pay taxes under state and municipal hotel occupancy tax codes and alleges conversion and equitable claims. Defendants were served on September 25 and September 28, 2009. Plaintiff dismissed this suit and refiled in state court.

Brevard County, Florida Litigation.    On October 2, 2009, Brevard County Florida filed an action against a number of online travel companies, including Expedia, Inc., hotels.com, L.P. and Hotwire, Inc. Brevard County, Florida v. priceline.com Inc., et. al. 6:09-CV-1695-ORC-31JGK (U.S. District Court for the Middle District of Florida, Orlando Division). The complaint alleges that defendants have failed to collect and/or pay taxes under the county’s tourist development tax ordinances. Defendants have filed a motion to dismiss.

Pine Bluff, Arkansas Litigation.    On September 25, 2009, Pine Bluff Advertising and Promotion Commission, Jefferson County filed a class action against a number of online travel companies, including Expedia, Inc., hotels.com, L.P. and Hotwire, Inc. Pine Bluff Advertising and Promotion Commission, Jefferson

County, Arkansas, and others similarly situated v. Hotels.com LP, et. al. CV-2009-946-5 (In the Circuit Court of Jefferson, Arkansas). The complaint alleges that defendants have failed to collect and/or pay taxes under hotel tax occupancy ordinances. Defendants have filed a motion to dismiss.

Leon County, et. al. v. Expedia, Inc., et. al.    On November 3, 2009, Leon County, Florida filed an action against a number of online travel companies, including Expedia, Inc., hotels.com GP, LLC, hotels.com, L.P., TravelNow.com and Hotwire, Inc. Leon County, et. al. v. Expedia, Inc., et. al. Case No: 2009CA4319 (Circuit Court of the Second Judicial Circuit, Leon County, Florida). The complaint alleges that defendants have failed to collect and/or pay taxes under the county’s tourist development tax ordinances.

Leon County v. Expedia, Inc. et al.    On December 14, 2009, Leon County filed an action against a number of online travel companies and the State of Florida Department of Revenue for recovery of state taxes for hotel occupancy. Leon County v. Expedia, Inc., et al., Case No. 2009CA4882 (Circuit Court of the Second Judicial Circuit, Leon County, Florida). Leon County has sued the online travel companies and the Florida State Department of Revenue for failure to collect state hotel occupancy taxes. This case was originally filed in federal court on July 27, 2006 and voluntarily dismissed on February 23, 2007. On January 19, 2010, defendants moved to dismiss.

City of Birmingham v. Orbitz, et. al.    The City of Birmingham, Alabama and eight other cities in Alabama, along with the Birmingham-Jefferson Civil Center Authority, have brought suit against a number of online travel companies. City of Birmingham, et al. v. Orbitz, et al., Case No. CV200903607 (Circuit Court of Jefferson County, Alabama). The complaint alleges that defendants have failed to collect and/or pay taxes under local lodging tax codes.

Florida Attorney General Litigation.    On November 3, 2009, the Florida Attorney General announced a suit against Expedia, Inc. and Orbitz, Inc. State of Florida, Office of the Attorney General, Department of Legal Affairs v. Expedia, Inc., et al., Case No. 2009 CA (Circuit Court for the Second Judicial Circuit, Leon County, Florida). The complaint includes one cause of action for hotel occupancy taxes under the Florida Deceptive and Unfair Trade Practices Act. Expedia, Inc. has not been served.

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes. The states of South Carolina, Texas, Pennsylvania, Florida, Georgia, Indiana, New Mexico, New York, West Virginia, Wisconsin, Kansas and Colorado; the counties of Miami-Dade, Broward, Duvall, Palm Beach and Brevard, Florida; the cities of Alpharetta, Atlanta, Augusta, Cartersville, Cedartown, College Park, Columbus, Dalton, East Point, Hartwell, Macon, Richmond, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; the counties of Cobb, DeKalb, Fulton, Clayton, Hart, Chatham and Gwinnett, Georgia; the cities of Los Angeles, San Diego, San Francisco, Anaheim, West Hollywood, South Lake Tahoe, Palm Springs, Monterey, Sacramento, Long Beach, Napa, Newport Beach, Oakland, Irvine, Fresno, La Quinta, Dana Point, Laguna Beach, Riverside, Eureka, La Palma, Twenty-nine Palms, Laguna Hills, Garden Grove, Corte Madera, Santa Rosa, Manhattan Beach, Huntington Beach, Ojai, Orange, Sacramento, Sunnyvale, Truckee, Walnut Creek, Bakersfield, Carlsbad, Carson, Cypress, San Bruno, Lompoc, Mammoth Lake, Palm Springs, San Jose, Santa Barbara, Santa Monica and Santa Rosa, California; the county of Monterey, California; the cities of Phoenix, Scottsdale, Tucson, Peoria, Apache Junction, Avondale, Chandler, Glendale, Flagstaff, Mesa, Nogales, Prescott and Tempe, Arizona; undisclosed cities in Alabama; Jefferson County, Arkansas; the city of North Little Rock, Arkansas; the cities of Chicago and Rosemont, Illinois; the cities of New Orleans and Lafayette Parish, Louisiana; the city of Baltimore, Maryland, the county of Montgomery, Maryland; New York City; Suffolk County, New York; the counties of Mecklenburg, Brunswick and Stanley, North Carolina; the city of Philadelphia, Pennsylvania; Lawrence County, Pennsylvania; the city of Madison, Wisconsin; the cities of Denver and Colorado Springs Colorado, the counties of Salt Lake, Weber and Summit, Utah; Osceola, Florida and St. Louis County, Missouri, among others, have begun or attempted to pursue formal or informal audits or administrative procedures, or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

The Company believes that the claims in all of the above lawsuits relating to hotel occupancy taxes lack merit and will continue to defend vigorously against them.

On December 21, 2009, Expedia, hotels.com, Hotwire and other online travel companies brought suit against the city of New York Department of Finance and the city of New York. The complaint asserts two claims for declaratory judgment challenging the constitutionality and legality of the law relating to New York City hotel room occupancy taxes passed on June 29, 2009. Defendants’ answer is due on February 26, 2010.

Ryanair Limited v. Travelscape, LLC.    On or about May 9, 2008, Ryanair filed a lawsuit against Travelscape, LLC in London claiming breach of the parties’ Marketing Agreement entered into on March 21, 2007. See Ryanair Limited v. Travelscape, 2008 Folio 453 (In the High Court of Justice, Commercial Court). On July 9, 2008, Travelscape filed its defense and a counterclaim, denying Ryanair’s allegations and asserting its own claim for breach of the parties’ Marketing Agreement. On October 14, 2008, Ryanair provided Travelscape with a “notice of intention to terminate” the parties’ Marketing Agreement. The parties have settled the case and the court has dismissed the lawsuit as part of the parties’ agreement.

In re ARC Venture Holding, Inc.    On November 18, 2009, the Trustee in the ARC Venture Holding, Inc. (Advantage Rental Car) bankruptcy filed an adversary complaint against Expedia, Inc. and Travelscape, LLC. The complaint alleges preference payments by Advantage to Expedia and improper setoffs made by Expedia prior to the bankruptcy filing. The total amount demanded is $3,084,974 plus interest. Trial is scheduled for April 28, 2010.

Part I. Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of 2009.

Part II. Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of January 29, 2010, there were approximately 4,327 holders of record of our common stock and the closing price of our common stock was $21.41 on NASDAQ. As of January 29, 2010, all of our Class B common stock was held by a subsidiary of Liberty.

The following table sets forth the intra-day high and low prices per share for our common stock during the periods indicated:

	High	Low
Year ended December 31, 2009
Fourth Quarter	$27.51	$21.95
Third Quarter	25.62	13.52
Second Quarter	17.65	8.82
First Quarter	10.35	6.31

	High	Low
Year ended December 31, 2008
Fourth Quarter	$15.36	$6.00
Third Quarter	20.42	13.61
Second Quarter	25.50	18.31
First Quarter	31.88	20.18

Dividend Policy

On February 10, 2010, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock, the first dividend in our history.

Declaration and payment of future dividends, if any, is at the discretion of the Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, share dilution management, legal risks, tax policies, capital requirements relating to research and development, investments and acquisitions, challenges to our business model and other factors that the Board of Directors may deem relevant. In addition, our credit agreement and high yield indenture limit our ability to pay cash dividends under certain circumstances.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2009, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our outstanding common stock during the quarter ended December 31, 2009.

During 2006, our Board of Directors authorized the repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for this authorization to repurchase. As of February 11, 2010, we had not made any share repurchases under this specific authorization. The amount of repurchases we may make under this authorization are subject to certain of our debt covenants.

Performance Comparison Graph

The graph below compares the 53-month cumulative total return, assuming the reinvestment of dividends, on Expedia common stock with that of the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500 Index. This graph assumes $100 was invested on August 9, 2005 in Expedia common stock, and on July 31, 2005 in each of the NASDAQ Composite Index companies, the RDG Internet Composite Index companies and the companies in the S&P 500 Index. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2009	2008(1)(2)	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$2,955,426	$2,937,013	$2,665,332	$2,237,586	$2,119,455
Operating income (loss)	571,414	(2,428,953)	529,069	351,329	397,052
Net income (loss) attributable to Expedia, Inc.	299,526	(2,517,763)	295,864	244,934	228,730
Net income (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.04	$(8.80)	$1.00	$0.72	$0.68
Diluted	1.03	(8.80)	0.94	0.70	0.65
Shares used in computing income (loss) per share:
Basic	288,214	286,167	296,640	338,047	336,819
Diluted	292,141	286,167	314,233	352,181	349,530

	December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Working deficit	$(610,008)	$(367,454)	$(728,697)	$(224,770)	$(847,981)
Total assets	5,937,156	5,894,249	8,295,422	8,264,317	7,756,892
Long-term debt	895,086	1,544,548	1,085,000	500,000	—
Noncontrolling interest(3)	67,045	63,910	70,004	65,260	54,962
Total stockholders’ equity(3)	2,749,726	2,380,964	4,880,016	5,966,046	5,788,725

(1)	The year ended December 31, 2008 includes an approximately $3 billion impairment charge related to goodwill, intangible and other long-lived assets.

(2)	As we recorded a net loss for 2008, we have revised our diluted earnings per share amounts for that period to exclude the impacts of common stock equivalents, as they are antidilutive. Thus, basic and diluted earnings per share for 2008 are equal.

(3)	Prior period amounts have been restated to conform to new authoritative guidance issued by the Financial Accounting Standards Board on noncontrolling interests.

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

All percentages within this section are calculated on actual, unrounded numbers.

Trends

The travel industry, including offline agencies, online agencies and suppliers of travel products and services, has been characterized by intense competition, as well as rapid and significant change. In addition, beginning in late 2008, global economic and financial market conditions worsened markedly, creating uncertainty for travelers and suppliers. This macroeconomic downturn has pressured discretionary spending on travel and advertising, with initial weakness in the United States and the United Kingdom markets increasing and spreading to all geographies. Although recent macroeconomic trends have been generally stable to slightly improving, unemployment remains at historically high levels and consumer spending remains pressured. As such, our near-term visibility remains limited.

In late April 2009, the World Health Organization acknowledged an outbreak of swine influenza (“H1N1”), which was categorized as a pandemic in June 2009, with reported cases in Mexico and eight other countries. In response, travel advisories were issued by several countries against non-essential travel, primarily to Mexico. Expedia observed an increase in cancellation activity from both customers traveling to higher risk destinations and customers in APAC regions, which have a heightened sensitivity to virus risk. However, the pandemic does not seem to have intensified, and any related cancellation activity has abated.

Airline Sector

The airline sector in particular has historically experienced significant turmoil. U.S. airlines responded to chronic overcapacity, financial losses and extreme volatility in oil prices by aggressively reducing their cost structures and seating capacities. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Most carriers aggressively reduced capacities in 2008 and 2009, and at this time, plans for re-visiting capacity expansion in 2010 appear to be relatively limited.

In 2008, many carriers raised their per seat yields by increasing fares, assessing fuel surcharges and increasing the use of a la carte pricing for such items as baggage, food and beverage and preferred seating. To a large degree, the use of ancillary fees to supplement revenues have remained, and in some cases been expanded. However, as overall travel demand waned at the end of 2008 and into 2009, carriers began lowering ticket prices in order to attract more leisure travelers.

Expedia generally favors a low fare environment, as low fares tend to encourage leisure travel, leave more of the travel budget for hotel spend and because our air revenues are tied principally to ticket volumes, not prices. Hence, the 2009 fare environment was a favorable one for Expedia, as airfares on tickets sold by Expedia decreased 15% in 2009. More recently, however, given the stabilization in the macro economy and aggressive capacity reductions, carriers have been cutting fares less aggressively. In the fourth quarter of 2009, fares were down just 4%, and our expectations are for fares to begin growing again in 2010.

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

In 2009, Expedia.com and other major online travel agencies began offering air tickets to consumers without an associated online booking fee, matching the airline supplier sites, which also do not charge online booking fees. Expedia has broadened this fee elimination to many of its international websites, as well as removed most change/cancel fees in excess of those charged by travel suppliers. These fee actions, combined with the above reductions in distribution costs, have combined to reduce Expedia’s global revenue per ticket by over 30% in the past three years.

As a result of the above industry dynamics and the strength of our other product lines, in 2009 air revenue constituted just 12% of our global revenues. We may encounter additional pressure on air remuneration as certain supply agreements renew in 2010 and beyond, and as air carriers and GDSs re-negotiate their long-term agreements in 2011.

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

Hotel Sector

In 2008, the hotel sector witnessed supply growth and slowing demand, resulting in declining occupancy rates. ADR growth, which had been robust in 2006 and 2007, slowed considerably throughout 2008, and by the end of the year had stopped growing entirely. Some key leisure travel markets for Expedia, such as Las Vegas and Hawaii, have experienced dramatic year-on-year declines in ADRs. In 2009, we experienced a 15% decline in global ADRs due primarily to weak travel demand and continued supply expansion.

While lower occupancies have historically increased the availability of discounted hotel rooms, and a lower rate of ADR growth can positively impact underlying room night growth, lower ADRs also decrease our revenue per room night as our remuneration varies proportionally with the room price. Revenue per room night in 2009 declined 17% primarily due to the downward movement in ADRs as well as adverse movements in foreign exchange rates and lower fees.

In 2009, the industry declines in occupancies and ADRs were more severe than those experienced after the 9/11 terror events. And although ADRs appear to have stabilized somewhat throughout 2009, they are still expected to be down in the low to mid single digits for at least the first half of 2010. These trends, combined with softer demand in a weakening economy and lower air capacity into our core leisure travel destinations, create a challenging backdrop for our hotel business, which generates nearly two-thirds of our worldwide revenue and an even greater percentage of our profitability.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2009 approximately 56% of U.S. leisure, unmanaged and corporate travel expenditures occurred online, compared with approximately 32% of European travel. Online penetration in the Asia Pacific region is estimated to lag behind that of Europe. These penetration rates have increased over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future.

In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, and supplier growth outpaced online agency growth for several years. As a result, according to PhoCusWright, by 2009 travel supplier sites accounted for 61% of total online travel spend in the United States. More recently, due to booking fee reductions and eliminations, online agents appear to be regaining share of overall online travel spend. Our visibility on whether these share gains continue once we pass the anniversary of the fee actions in late 2010 is limited.

Differentiation among the various website offerings has narrowed dramatically in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on features other than price. Competitive entrants such as “metasearch” companies have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies; although in most cases they are not providing actual travel booking services. Some of these competitors have raised significant amounts of capital and have begun to aggressively market their service offerings. In early 2009, TripAdvisor.com launched a competitive metasearch travel offering featuring a Fee Estimator enabling customers to see the price of their flight including various airline fees such as baggage charges.

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

Intense competition has also historically led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. In 2009, we experienced a reversal of these trends due to several factors including the softer macro environment, lower ad rates and a pullback in spend by some of our online competitors impacted by lower fee revenues, but there can be no assurance that reversal will continue in the future.

Strategy

We play a fundamental role in facilitating travel, whether for leisure, unmanaged business or managed business travelers. We are committed to providing travelers, travel suppliers and advertisers the world over with the best set of resources to serve their travel needs by leveraging Expedia’s critical assets — our brand portfolio, technology and content innovation, global reach and breadth of product offering. In addition, we intelligently utilize our growing base of knowledge about destinations, activities, suppliers and travelers and our central position in the travel value chain to more effectively merchandise our travel offerings.

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

Technology and Content Innovation.    Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft to our introduction of more recent innovations such as Expedia’s introduction of its “Expedia Easy Manage” program, offering smaller properties in secondary and tertiary markets in Europe and Asia Pacific through an agency model hotel program, Media Solutions introduction of rich media display ads called StorePoint Expandables, TripAdvisor’s launch of its Family Vacation Critic, which offers reviews of kid-friendly and parent-tested hotels, resorts, attractions and destinations to help parents select the best family vacation, and FlipKey’s launch of self-service listings for vacation property owners to merchandise their offerings.

We intend to continue innovating on behalf of our travelers, suppliers and advertisers with particular focus on improving the traveler experience, supplier integration and presentation, platform improvements, search engine marketing and search engine optimization.

Global Reach.    Our Expedia, hotels.com and TripAdvisor Media Network brands operate both in North America and internationally. We also offer Chinese travelers an array of products and services through our majority ownership in eLong and through our TripAdvisor brands daodao.com and kuxun.cn, and we offer hotels to European-based travelers through our wholly-owned subsidiary Venere, which we acquired in the third quarter of 2008. In 2009, approximately 34% of our worldwide gross bookings and 37% of worldwide revenue were international.

Egencia, our corporate travel business, operates in North America, Europe, the Middle East, Africa, and the Asia Pacific region using direct points of sale as well as strategic partnerships. We believe the corporate travel sector represents a significant opportunity for Expedia, and we believe we offer a compelling technology solution to businesses seeking to optimize travel costs and improve their employees’ travel experiences. We intend to continue investing in and expanding the geographic footprint and technology infrastructure of Egencia.

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

We intend to continue investing in and growing our international points of sale. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce. Future launches may occur under any of our brands, or through acquisition of third party brands, as in the case of eLong, Venere, Kuxun and Egencia.

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

Over 60% of our revenue comes from transactions involving the booking of hotel reservations, with less than 15% of our worldwide revenue derived from the sale of airline tickets. We facilitate travel products and services either as stand-alone products or as part of package transactions. We have emphasized growing our merchant hotel and packages businesses as these result in higher revenue per transaction; however, we are working to grow our global agency hotel business through our Venere brand as well as our Expedia and hotel.com brands. We also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We have been working toward and will continue to work toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increasing advertising revenue from our worldwide websites such as Expedia.com and hotels.com, which have historically been focused on transaction revenue. In 2009, advertising and media revenue accounted for approximately 11% of worldwide revenue.

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

Loyalty Program Accruals

We offer certain internally administered traveler loyalty programs to our customers, such as our hotels.com welcomerewards program. Welcomerewards offers travelers one free night at any hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. As travelers accumulate points towards free travel products, we record a liability for the estimated future cost of redemptions. We determine the future redemption obligation based on judgment factors including: (i) the estimated cost of travel products to be redeemed, and (ii) an estimated redemption rate based on the overall accumulation and usage of points towards free travel products, which is determined through current and historical trends as well as statistical modeling techniques. The actual future cost and rate of redemptions could differ materially from our estimates.

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

Definite-Lived Intangible Assets.    We review the carrying value of long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.

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

Occupancy Tax.    Some states and localities impose a transient occupancy or accommodation tax on the use or occupancy of hotel accommodations. Generally, hotels charge taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. Certain jurisdictions may require us to pay tax assessments, including occupancy tax assessments, prior to contesting any such assessments.

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

Stock-Based Compensation

In the first quarter of 2009, we awarded stock options as our primary form of employee stock-based compensation. We measure the value of stock option awards on the date of grant at fair value using the Black-Scholes option valuation model. We amortize the fair value, net of estimated forfeitures, over the remaining term on a straight-line basis. The Black-Scholes model requires various highly judgmental assumptions including volatility and expected option term. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Reclassifications

During the first quarter of 2009, our development and information technology teams were effectively combined to better support our global brands. As a result of our reorganization, in addition to costs to develop and maintain our website and internal use applications, technology and content expense now also includes the majority of information technology costs such as costs to support and operate our network and back-office applications (including related data center costs), system monitoring and network security, and other technology leadership and support functions. The most significant reclassification of costs occurred between general and administrative expense and technology and content expense as, historically, a significant portion of the information technology costs were within general and administrative expense. Technology costs to operate our live site and call center applications in production remained in cost of revenue. For a detail of the amounts reclassified for the year ended December 31, 2008 and 2007, see Note 2 — Significant Accounting Policies in the notes to the consolidated financial statements.

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

Gross Bookings and Revenue Margin

	Year ended December 31,			% Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
	($ in millions)
Gross Bookings
Leisure	$20,428	$19,749	$18,324	3%	8%
TripAdvisor Media Network(1)	—	—	—	N/A	N/A
Egencia	1,383	1,520	1,308	(9)%	16%

Total gross bookings	$21,811	$21,269	$19,632	3%	8%

Revenue Margin
Leisure	12.9%	13.3%	13.4%
TripAdvisor Media Network(1)	N/A	N/A	N/A
Egencia	7.8%	7.2%	7.0%
Total revenue margin(1)	13.6%	13.8%	13.6%

(1)	The TripAdvisor Media Network, which is comprised of media businesses that differ from our transaction-based websites and our Egencia business, does not have associated gross bookings or revenue margin. However, third-party revenue from the TripAdvisor Media Network is included in revenue used to calculate total revenue margin.

The increase in worldwide gross bookings in 2009 as compared to 2008 was primarily due to an 18% growth in transactions, substantially offset by lower prices for airline tickets and hotel room nights. The increase in worldwide gross bookings in 2008 as compared to 2007 was primarily due to increases in transaction volumes and travel product prices.

The decrease in revenue margin in 2009 as compared to 2008 was primarily due to the reduction in traveler fees, the impact of our loyalty programs and a greater mix of lower margin hotels, partially offset by lower air ticket prices and a reduction in the mix of lower margin air product. The increase in revenue margin in 2008 as compared to 2007 was primarily due to an increased mix of advertising and media revenue.

Results of Operations

Revenue

	Year ended December 31,			% Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
	($ in millions)
Revenue by Segment
Leisure	$2,635	$2,626	$2,449	0%	7%
TripAdvisor Media Network (Third-party revenue)	212	201	125	6%	60%
Egencia	108	110	91	(1)%	20%

Total revenue	$2,955	$2,937	$2,665	1%	10%

In 2009, the increase in revenue was primarily due to increases within our Leisure segment in hotel, car and advertising and media revenue and an increase within our TripAdvisor Media Segment in advertising and media revenue. These increases were partially offset by a decrease in air revenue.

Worldwide hotel revenue increased 2% in 2009 compared to 2008 primarily due to a 23% increase in room nights stayed, including rooms delivered as a component of packages and room nights booked through Venere (which we acquired in September 2008), partially offset by a 17% decline in revenue per room night. Revenue per room night declined largely due to a 15% decrease in ADRs, including a reduction in traveler fees. Excluding room nights stayed through Venere, room nights grew 20% for the year.

Worldwide air revenue decreased 13% in 2009 compared to 2008 due to a 24% decrease in revenue per air ticket, partially offset by a 15% increase in ticket volumes. Expedia.com eliminated consumer booking fees on online air tickets in March 2009, with certain other points of sale following at various dates into the third quarter of 2009, which primarily drove the decline in revenue per ticket. This elimination of fees on Expedia.com and other points of sale, combined with lower average ticket prices, contributed to the increase in our air ticketing volumes.

Worldwide revenue other than hotel and air discussed above, which includes advertising and media, car rental, destination services and agency cruise, increased by 5% in 2009 compared to 2008 primarily due to an increase in our advertising and media revenue and car rental revenue.

In 2008, the increase in revenue was primarily due to increases in worldwide hotel revenue and advertising and media revenue.

Worldwide hotel revenue increased 6% in 2008 compared to 2007. The increase was primarily due to a 13% increase in room nights stayed, including rooms delivered as a component of vacation packages, partially offset by a 6% decrease in revenue per room night. Revenue per room night decreased due to changes in foreign exchange rates and a 2% decrease in worldwide ADRs.

Worldwide air revenue increased 2% in 2008 compared to 2007 due to a 2% increase in revenue per air ticket. Tickets sold were flat for the year as an 8% growth in the first half of the year was offset by an 8% decline in the second half of the year due to lower passenger volumes as a result of carrier capacity cuts and softer consumer demand.

Our remaining worldwide revenue other than hotel and air revenue discussed above increased by 29% in 2008 compared to 2007 primarily due to increases in our advertising and media revenue and car rental revenue.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Year ended December 31,			% Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
	($ in millions)
Revenue by Business Model
Merchant	$2,005	$2,004	$1,915	0%	5%
Agency	639	651	567	(2)%	15%
Advertising and media	311	282	183	10%	55%

Total revenue	$2,955	$2,937	$2,665	1%	10%

Our merchant revenue for 2009 compared to 2008 was relatively flat as increases in car revenue were offset by decreases in air revenue. The increase in merchant revenue for 2008 compared to 2007 was driven by an increase in hotel revenue primarily due to higher room nights stayed, partially offset by lower ADRs.

Agency revenue decreased for 2009 compared to 2008 due to a decrease in air revenue primarily resulting from our Expedia.com U.S. booking fee removal and decreased agency package revenue, partially offset by higher hotel revenue related to Venere and higher car revenue. Agency revenue increased for 2008 compared to 2007 due to increases in air, hotel and car revenue.

Advertising and media revenue increased in 2009 compared to 2008 primarily due to a 21% increase in advertising revenue at our Leisure transaction-based websites as well as a 6% increase at TripAdvisor Media Network. Advertising and media revenue increased in 2008 compared to 2007 primarily due to increased revenue at TripAdvisor Media Network.

Cost of Revenue

	Year ended December 31,			% Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
	($ in millions)
Customer operations	$293	$295	$267	(1)%	11%
Credit card processing	178	200	189	(11)%	6%
Data center and other	136	144	109	(5)%	31%

Total cost of revenue	$607	$639	$565	(5)%	13%

% of revenue	20.5%	21.7%	21.2%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, certain promotions, destination supply, and stock-based compensation.

In 2009, the primary drivers of the decrease in cost of revenue expense were a decrease in credit card processing costs as a result of our technology investments, lower promotions expense and air fulfillment efficiencies primarily resulting from bringing some of our air ticket fulfillment operations in-house. We expect cost of revenue to decrease as a percentage of revenue in 2010.

In 2008, the primary drivers of the increase in cost of revenue expense were an increase in customer operation costs primarily due to an increase in transaction volumes during 2008 versus 2007, an increase of credit card processing fees due to the increase in merchant bookings and an increase in promotions expense.

Selling and Marketing

	Year ended December 31,			% Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
	($ in millions)
Direct costs	$747	$826	$762	(10)%	8%
Indirect costs	280	279	233	0%	20%

Total selling and marketing	$1,027	$1,105	$995	(7)%	11%

% of revenue	34.8%	37.6%	37.3%

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

Selling and marketing expenses decreased $78 million in 2009 compared to 2008 due to lower offline brand spending for our global websites, lower online spend as well as lower private label and affiliate expenses associated with the lower overall travel demand environment. Offline and online advertising spend decreased primarily as a result of a lower cost advertising environment, our investments in search engine optimization and marketing, and costs for other customer value enhancements that stimulate demand but do not impact selling and marketing expense such as fee reductions and loyalty programs. These decreases were partially offset by an increase in direct costs for Venere. We expect selling and marketing expense to increase as a percentage of revenue in 2010 in part due to approximately $20 million in relocation and other costs related to the opening of a global headquarters for our lodging supply group.

In 2008, selling and marketing expense increased $110 million primarily due to a $64 million increase in direct costs resulting from an increase in online marketing primarily driven by increase spend related to the expansion of our TripAdvisor Media Network as well as increased expenses at our international points of sale, offset slight by a decrease in other direct marketing. Indirect costs included in selling and marketing expense increased $46 million primarily due to increased headcount in the TripAdvisor Media Network, PSG, Egencia and European points of sale.

Technology and Content

	Year ended December 31,			% Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
	($ in millions)
Personnel and overhead	$167	$156	$144	7%	9%
Depreciation and amortization of technology assets	68	48	35	42%	37%
Other	85	84	67	2%	24%

Total technology and content	$320	$288	$246	11%	17%

% of revenue	10.8%	9.8%	9.2%

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

The year-over-year increase of $32 million in technology and content expense in 2009 was primarily due to increased depreciation and amortization of technology assets as well as increased incentive compensation expense. We expect technology and content expense to decrease as a percentage of revenue in 2010.

The year-over-year increase of $42 million in 2008 was primarily due to increased personnel-related expenses primarily in our higher growth businesses, including the TripAdvisor Media Network, as well as an increase in the amortization of software development costs.

General and Administrative

	Year ended December 31,			% Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
	($ in millions)
Personnel and overhead	$158	$154	$138	3%	11%
Professional fees	74	58	58	26%	0%
Other	58	57	56	3%	1%

Total general and administrative	$290	$269	$252	8%	6%

% of revenue	9.8%	9.1%	9.5%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

In 2009, the increase in general and administrative expense was primarily due to an increase in legal fees, settlements and other professional fees of $16 million, including costs related to the consumer class action lawsuit and occupancy tax matters, as well as higher personnel costs resulting from increased incentive compensation expense. We expect general and administrative expense to decrease as a percentage of revenue in 2010.

In 2008, the increase in general and administrative expense was primarily due to an increase in personnel and overhead costs of $16 million. Personnel and overhead costs increased due to increased headcount related to the continued expansion of our TripAdvisor Media Network and European points of sale, including through acquisitions such as Venere, as well as higher incentive compensation at certain points of sale.

Amortization of Intangible Assets

	Year ended December 31,			% Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
	($ in millions)
Amortization of intangible assets	$38	$69	$78	(46)%	(10)%
% of revenue	1.3%	2.4%	2.9%

In 2009 and 2008, the decrease in amortization of intangible assets expense was primarily due to the completion of amortization related to certain technology and supplier relationship intangible assets, partially offset by amortization related to new business acquisitions. In 2009, the completion of amortization related to certain distribution agreements also contributed to the decrease. For additional information about our acquisitions, see Note 3 — Acquisitions and Other Investments in the notes to consolidated financial statements.

Occupancy Tax Assessments and Legal Reserves

During 2009, we recognized $48 million related to monies paid in advance of litigation in the San Francisco occupancy tax proceedings and an accrual of $19 million for the estimated settlement cost of the Expedia consumer class action lawsuit. For additional information, see Note 14 — Commitments and Contingencies in the notes to the consolidated financial statements.

Restructuring Charges

During 2009, in conjunction with the reorganization of our business around our global brands, and the resulting centralization of locations and brand management, marketing and administrative personnel as well as certain customer operations centers, we recognized $34 million in restructuring charges. These charges were primarily related to employee severance and related benefits. Restructuring charges related to the brand reorganization were substantially completed by the end of 2009. For additional information, see Note 12 — Restructuring Charges in the notes to the consolidated financial statements.

Impairment of Goodwill, Intangible and Other Long-lived Assets

In 2008, we recorded impairments of approximately $3 billion of long-term assets, which consisted of $2.8 billion of goodwill, $223 million of intangible assets and $11 million related to capitalized software. Impaired intangible assets consisted of certain of our indefinite-lived trade names. For additional information about our impairments, see Note 5 — Goodwill and Intangible Assets, Net in the notes to consolidated financial statements.

We recorded no such impairments in 2009.

Operating Income (Loss)

	Year ended December 31,			% Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
	($ in millions)
Operating income (loss)	$571	$(2,429)	$529	N/A	N/A
% of revenue	19.3%	(82.7)%	19.9%

In 2009, the change to operating income was due to the prior year impairment of long-term assets of approximately $3 billion. In addition, selling and marketing expense and cost of revenue decreased compared to the increase in revenue, partially offset by the San Francisco occupancy tax assessments, restructuring charges and class action settlement legal reserve as well as growth in technology and content and general and administrative expenses at rates in excess of revenue growth.

In 2008, the recording of a significant operating loss and the resulting year-over-year decline was due to the impairment of long-term assets of approximately $3 billion.

Interest Income and Expense

	Year ended December 31,			% Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
	($ in millions)
Interest income	$6	$30	$39	(80)%	(23)%
Interest expense	(84)	(72)	(53)	17%	36%

Interest income decreased in 2009 and 2008 primarily due to lower average interest rates.

Interest expense increased in 2009 and 2008 primarily resulting from interest on the $400 million senior unsecured notes issued in June 2008. The increase in 2009 was partially offset by lower interest expense related to our revolving credit facility. At December 31, 2009, 2008 and 2007, our long-term indebtedness totaled $895 million, $1.545 billion and $1.085 billion.

Other, net

Other, net is comprised of the following:

	Year ended December 31,			% Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
	($ in millions)
Foreign exchange rate losses, net	$(30)	$(47)	$(22)	(37)%	114%
Noncontrolling investment basis adjustment	(5)	—	—	N/A	N/A
Gain (loss) on derivative instruments assumed at Spin-Off	—	5	(6)	(101)%	(180)%
Federal excise tax refunds	—	—	12	N/A	(100)%
Other	—	(2)	(3)	(84)%	(43)%

Total other, net	$(35)	$(44)	$(19)	(20)%	137%

In 2008, in connection with the closing of an acquisition and the related holding of euros to economically hedge the purchase price, we recognized a net loss of $21 million, included in foreign exchange rate losses, net.

In 2007, we recognized a $12 million gain related to federal excise tax refunds from the Internal Revenue Service.

Provision for Income Taxes

	Year ended December 31,			% Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
	($ in millions)
Provision for income taxes	$154	$6	$203	N/A	(97)%
Effective tax rate	33.7%	(0.2)%	40.9%

In 2009, our effective tax rate was lower than the 35% federal statutory rate primarily due to a fourth quarter deduction relating to the closure of a foreign subsidiary, partially offset by state income taxes. The change in the 2009 effective rate compared to the 2008 rate was primarily due to the impairment of goodwill in 2008, of which a substantial portion was not deductible for income tax purposes. Absent the impairment of goodwill and intangible assets, our 2008 effective tax rate would have been 41.5%, and our 2009 effective rate was lower than this rate primarily due to the deduction relating to the closure of a foreign subsidiary and, to a lesser extent, lower accruals related to uncertain tax positions. We expect our effective tax rate to benefit in 2010 and beyond based on changes in our business structure combined with the relative growth in our international business.

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

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $688 million and $758 million at December 31, 2009 and 2008, including $148 million and $145 million of cash and short-term investment balances of majority-owned subsidiaries; and our revolving credit facility.

As of December 31, 2009, we maintained a $1 billion revolving credit facility of which $958 million was available. This represents the total $1 billion facility less $42 million of outstanding stand-by letters of credit (“LOC”). During 2009, we amended our credit facility to replace our tangible net worth covenant with a minimum interest coverage covenant, among other changes. As part of this amendment, our leverage ratio was tightened, pricing on our borrowings increased by 200 basis points and we paid approximately $6 million in fees. Outstanding credit facility borrowings bore interest reflecting our financial leverage. Based on our December 31, 2009 financial statements, the interest rate would equate to a base rate plus 262.5 basis points. At our discretion, we could choose a base rate equal to (1) the greater of the Prime rate or the Federal Funds Rate plus 50 basis points or LIBOR plus 100 basis points or (2) various durations of LIBOR.

In February 2010, we reached agreement on a new $750 million, three-year revolving credit facility, replacing our prior credit facility. Pricing is based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 300 basis points, and undrawn amounts bearing interest at 50 basis points. Financial covenants remain the same under the new facility. We incurred approximately $8 million in fees, which will be amortized over the life of the credit facility. We currently have no borrowings outstanding under the facility.

Our credit ratings are periodically reviewed by rating agencies. In October 2009, our long-term ratings from Moody’s and Standard and Poor’s were raised to Ba1 and BBB-, respectively. Both agencies issued a stable ratings outlook at that time. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

On February 10, 2010, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock, the first dividend in our history. Future declarations of dividends are subject to final determination of our Board of Directors. Based on our current shares outstanding, we estimate this quarterly dividend payment will be approximately $20 million.

Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we pay after the travelers’ use and subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital will positively impact operating cash flows. If this business model declines relative to our other businesses, or if there are changes to the model or booking patterns which compress the time of receipts of cash from travelers to payments to suppliers, our working capital benefits could be reduced.

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

As of December 31, 2009, we had a deficit in our working capital of $610 million, compared to a deficit of $367 million as of December 31, 2008 primarily due to the repayment of $650 million of borrowings under our credit facility and capital expenditures, partially offset by cash generated from operations during 2009.

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

Our cash flows are as follows:

	Year ended December 31,			$ Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007
	(In millions)
Cash provided by (used in):
Operating activities	$676	$521	$712	$155	$(191)
Investing activities	(48)	(860)	(180)	812	(680)
Financing activities	(660)	465	(790)	(1,125)	1,255
Effect of foreign exchange rate changes on cash and cash equivalents	9	(78)	22	87	(100)

In 2009, net cash provided by operating activities increased by $155 million primarily due to increased benefits from working capital changes and growth in operating income after adjusting for the impacts of depreciation and amortization, partially offset by an increase in income tax and interest payments as well as occupancy tax assessments. In 2008, net cash provided by operating activities decreased by $191 million primarily due to a decrease in changes in operating assets and liabilities, including an increase in tax payments and faster invoice and payment processing for our hotel suppliers.

In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that taxpayers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay-to-play.” These jurisdictions may also attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of similar tax ordinances. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we will continue to defend our position vigorously. During 2009, we paid $48 million related to tax assessments in San Francisco.

In 2009, cash used in investing activities represented a positive change of $812 million in cash flows primarily due to a $493 million decrease in cash paid for acquisitions, cash provided by the net maturities of short-term investments of $47 million in 2009 compared to $93 million in purchases in 2008 and a decrease in capital expenditures of $68 million. In 2008, cash used in investing activities increased by $680 million primarily due to a $479 million increase in cash paid for acquisitions, including $93 million as a contingent payment for the financial performance of a company we acquired during 2007, as well as the purchase of short-term investments of $93 million by eLong and an increase in capital expenditures of $73 million.

Cash used in financing activities in 2009 primarily included the repayment of $650 million of borrowings under the credit facility. Cash provided by financing activities in 2008 primarily included $457 million of net borrowings of debt. Cash used in financing activities in 2007 primarily included cash paid to acquire shares in two tender offers where we acquired 55 million shares of our common stock for a total cost of $1.385 billion plus fees and expenses relating to the tender offers. In addition, we paid withholding taxes for stock option exercises of $121 million on behalf of our Chairman and Senior Executive in exchange for surrendering a portion of his vested shares which were concurrently cancelled. These were offset in part by $585 million in net borrowings on the revolving credit facility, $55 million in proceeds from stock option exercises and $96 million in excess tax benefits on equity awards, of which approximately $92 million related to the excess tax benefit associated with the stock options exercised by our Chairman and Senior Executive.

In June 2008, we privately placed $400 million of 8.5% senior unsecured notes due in July 2016 (the “8.5% Notes”). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year, beginning January 1, 2009. We used the proceeds, net of the discount and issuance costs, of $392 million to repay the then outstanding borrowings under our credit facility of $330 million with the remaining cash was used for general corporate purposes.

The effect of foreign exchange on our cash balances denominated in foreign currency in 2009 showed a net increase of $87 million primarily due to the relative appreciation in foreign currencies during 2009 compared to their depreciation in 2008.

The effect of foreign exchange on our cash balances denominated in foreign currency in 2008 showed a net decrease of $100 million primarily due to a sharp depreciation in foreign currencies during the second half of 2008 compared with appreciating foreign currencies throughout 2007, and included a $21 million loss related to euro cash holdings during the third quarter of 2008 to economically hedge the purchase price of an acquisition.

We currently have authorization, for which there is no fixed termination date, from our Board of Directors to repurchase up to 20 million outstanding shares of our common stock; no such repurchases have been made under this authorization. The number of shares we may make under this authorization is subject to certain of our debt covenants.

We also have a shelf registration statement filed with the SEC under which Expedia, Inc. may offer from time to time debt securities, guarantees of debt securities, preferred stock, common stock or warrants. The shelf registration statement expires on October 15, 2010.

In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. Our liquidity has not been materially impacted by the credit market disruptions, which were more pronounced in the fourth quarter of 2008 and the first half of 2009. There can be no assurance, however, that future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Contractual Obligations and Commercial Commitments

The following table presents our material contractual obligations and commercial commitments as of December 31, 2009:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Long-term debt(1)	$1,474	$71	$143	$143	$1,117
Operating leases(2)	231	38	69	55	69
Purchase obligations(3)	58	32	26	—	—
Guarantees(4)	65	65	—	—	—
Letters of credit(4)	42	42	—	—	—

Total(5)	$1,870	$248	$238	$198	$1,186

(1)	Our 8.5% Notes and 7.456% Notes include interest payments through maturity in 2016 and 2018, respectively, based on the stated fixed rates. In the above table, we have reflected the 7.456% Notes based on the maturity date in 2018; however such Notes are repayable in whole or in part on August 15, 2013 at the option of the holders.

(2)	The operating leases are for office space and related office equipment. We account for these leases on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Operating lease obligations expire at various dates with the latest maturity in 2018.

(3)	Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors and marketing partners. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.

(4)	Guarantees and LOCs are commitments that represent funding responsibilities that may require our performance in the event of third-party demands or contingent events. We use our stand-by LOCs primarily to secure payment for hotel room transactions to particular hotel properties. The outstanding balance of our stand-by LOCs directly reduces the amount available to us from our revolving credit facility. The LOC amounts in the above table represent the amount of commitment expiration per period. In addition, we provide a guarantee to the aviation authority of one country to protect against potential non-delivery of our packaged travel services sold within that country. This country holds all travel agents and tour companies to the same standard.

(5)	Excludes $190 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2009.

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

Interest Rate Risk

In June 2008, we issued $400 million senior unsecured notes with a fixed rate of 8.5%. In August 2006, we issued $500 million senior unsecured notes with a fixed rate of 7.456%. As a result, if market interest rates decline, our required payments will exceed those based on market rates. The fair values of our 8.5% Notes and our 7.456% Notes were approximately $431 million and $546 million as of December 31, 2009 as calculated based on quoted market prices at year end. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our 8.5% Notes by approximately $11 million and our 7.456% Notes by approximately $18 million.

In July 2005, we entered into a $1 billion revolving credit facility. Interest on the facility was determined by market interest rates plus a spread based on our financial leverage. In February 2010, we entered into a new $750 million revolving credit facility, which bears interest based on market rates plus a spread determined by our credit ratings. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility. As of December 31, 2009 and 2008, our outstanding borrowing under the prior revolving credit facility were $0 and $650 million. We currently have no borrowings outstanding under the new facility.

We did not experience any significant impact from changes in interest rates for the years ended December 31, 2009, 2008 or 2007.

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

To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, during 2008, we began using foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash and accounts receivable for the purpose of economically hedging our foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2009 and 2008, we had a net forward asset of less than $1 million recorded in prepaid expenses and other current assets and a net forward liability of $1 million recorded in accrued expenses and other current liabilities. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.

Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $1 million based on our foreign currency forward positions (excluding the impact of forward positions economically hedging our merchant revenue exposures) and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2009. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.

During 2009, 2008 and 2007, we recorded net foreign exchange rate losses of $30 million ($20 million excluding the contracts economically hedging our forecasted merchant revenue), $47 million, and $22 million. As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

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

Part II. Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part II. Item 9A.    Controls and Procedures

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

We have audited Expedia, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Expedia, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Expedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Expedia, Inc. and our report dated February 11, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

February 11, 2010

Part II. Item 9B.    Other Information

None.

Part III.

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2010 annual meeting of stockholders (the “2010 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009.

Part III. Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement and incorporated herein by reference.

Part III. Item 11.    Executive Compensation

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2010 Proxy Statement and incorporated herein by reference.

Part III. Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2010 Proxy Statement and incorporated herein by reference.

Part III. Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2010 Proxy Statement and incorporated herein by reference.

Part III. Item 14.    Principal Accounting Fees and Services

The information required by this item is included under the caption “Audit Committee Report” in the 2010 Proxy Statement and incorporated herein by reference.

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

(a)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005
3.1	Amended and Restated Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	08/15/2005
3.2	Certificate of Designations of Expedia, Inc. Series A Cumulative Convertible Preferred Stock		8-K	000-51447	3.2	08/15/2005
3.3	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005
4.1	Equity Warrant Agreement, dated as of May 7, 2002, between IAC/InterActiveCorp and The Bank of New York, as equity warrant agent.		8-K**	000-20570	4.1	05/17/2002
4.2	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006
4.3	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007
10.1	Governance Agreement, by and among Expedia, Inc., Liberty Media Corporation and Barry Diller, dated as of August 9, 2005		10-Q	000-51447	10.6	11/14/2005
10.2	First Amendment to Governance Agreement, dated as of June 19, 2007, among Expedia, Inc., Liberty Media Corporation and Barry Diller		8-K	000-51447	10.1	06/19/2007
10.3	Stockholders Agreement, by and between Liberty Media Corporation and Barry Diller, dated as of August 9, 2005		8-K	000-51447	10.7	11/14/2005
10.4	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005
10.5	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.6	Credit Agreement dated as of February 8, 2010, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; TripAdvisor LLC, a Delaware limited liability company, Hotwire, Inc., a Delaware corporation, the Lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.		8-K	000-51447	99.1	02/11/2010
10.7	Credit Agreement dated as of July 8, 2005, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, Inc., a Nevada corporation, hotels.com, a Delaware corporation and Hotwire, Inc., a Delaware corporation, as Borrowers; the Lenders party thereto; Bank of America, N.A., as Syndication Agent; Wachovia Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents; JPMorgan Chase Bank, N.A., as Administrative Agent; and J.P. Morgan Europe Limited, as London Agent (“Credit Agreement”)		8-K	333-124303-01	10.1	07/14/2005
10.8	First Amendment to Credit Agreement, dated as of December 7, 2006		SC TO	005-80935	(b)(2)	12/11/2006
10.9	Second Amendment to Credit Agreement, dated as of December 18, 2006		SC TO/A	005-80935	(b)(3)	12/22/2006
10.10	Third Amendment to Credit Agreement, dated as of August 7, 2007		8-K	000-51447	10.1	08/08/2007
10.11	Fourth Amendment, to Credit Agreement, dated as of February 18, 2009		10-Q	000-51447	10.1	04/30/2009
10.12	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007
10.13*	Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	000-51447	Appendix A	04/22/2009

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.14*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	02/19/2009
10.15*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.9	11/14/2005
10.16*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Domestic Employees)		10-Q	000-51447	10.24	11/14/2006
10.17*	Form of Expedia, Inc. Stock Option Agreement (Domestic Employees)		10-Q	000-51447	10.2	04/30/2009
10.18*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Installment Vesting)		10-Q	000-51447	10.3	04/30/2009
10.19*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Cliff Vesting)		10-Q	000-51447	10.4	04/30/2009
10.20*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements		10-Q	000-51447	10.1	05/09/2007
10.21*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	02/19/2009
10.22*	Expedia Restricted Stock Unit Agreement between Dara Khosrowshahi and Expedia, Inc., dated March 7, 2006		10-K	000-51447	10.16	03/31/2006
10.23*	Amendment Agreement between Dara Khosrowshahi and Expedia, Inc., dated December 31, 2008		10-K	000-51447	10.19	02/19/2009
10.24*	Employment Agreement between Michael B. Adler and Expedia, Inc., effective as of May 16, 2006		10-Q	000-51447	10.19	11/14/2006
10.25*	Expedia, Inc. Restricted Stock Unit Agreement between Expedia, Inc. and Michael B. Adler, effective as of May 16, 2006		10-Q	000-51447	10.20	11/14/2006
10.26*	Amendment to Employment Agreement and Restricted Stock Unit Agreements between Expedia, Inc. and Michael B. Adler, dated December 31, 2008		10-K	000-51447	10.22	02/19/2009
10.27*	Employment Agreement by and between Burke Norton and Expedia, Inc., effective October 25, 2006		10-Q	000-51447	10.21	11/14/2006
10.28*	Expedia, Inc. Restricted Stock Unit Agreement (First Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.22	11/14/2006

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.29*	Expedia, Inc. Restricted Stock Unit Agreement (Second Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.23	11/14/2006
10.30*	Amendment to Employment Agreement and Restricted Stock Unit Agreements between Expedia, Inc. and Burke Norton, dated December 31, 2008		10-K	000-51447	10.26	02/19/2009
10.31*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005
10.32*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005
10.33*	Employment Agreement by and between Pierre Samec and Expedia, Inc., effective August 7, 2007		10-K	000-51447	10.29	02/22/2008
10.34*	First Amendment to Employment Agreement between Pierre V. Samec and Expedia, Inc., dated October 27, 2008		10-K	000-51447	10.31	02/19/2009
21	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates reference to filing of IAC/InterActiveCorp

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
Dara Khosrowshahi Chief Executive Officer

February 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 11, 2010.

Signature	Title

/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ MICHAEL B. ADLER Michael B. Adler	Chief Financial Officer (Principal Financial Officer)

/s/ PATRICIA L. ZUCCOTTI Patricia L. Zuccotti	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ BARRY DILLER Barry Diller	Director (Chairman of the Board)

/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Director (Vice Chairman)

/s/ A. GEORGE BATTLE A. George Battle	Director

/s/ JONATHAN L. DOLGEN Jonathan L. Dolgen	Director

/s/ WILLIAM R. FITZGERALD William R. Fitzgerald	Director

/s/ CRAIG A. JACOBSON Craig A. Jacobson	Director

/s/ PETER M. KERN Peter M. Kern	Director

/s/ JOHN C. MALONE John C. Malone	Director

/s/ JOSÉ A. TAZÓN José A. Tazón	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

We have audited the accompanying consolidated balance sheets of Expedia, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ equity and comprehensive income (loss), and consolidated statements of cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board, (FASB) No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51, codified in ASC 810, Consolidations, effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expedia, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

February 11, 2010

Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Revenue	$2,955,426	$2,937,013	$2,665,332
Costs and expenses:
Cost of revenue(1)	607,251	638,709	565,056
Selling and marketing(1)	1,027,062	1,105,337	995,215
Technology and content(1)	319,708	287,763	246,063
General and administrative(1)	290,484	268,721	252,360
Amortization of intangible assets	37,681	69,436	77,569
Occupancy tax assessments and legal reserves	67,658	—	—
Restructuring charges	34,168	—	—
Impairment of goodwill	—	2,762,100	—
Impairment of intangible and other long-lived assets	—	233,900	—

Operating income (loss)	571,414	(2,428,953)	529,069
Other income (expense):
Interest income	6,206	30,411	39,418
Interest expense	(84,233)	(71,984)	(52,896)
Other, net	(35,364)	(44,178)	(18,607)

Total other expense, net	(113,391)	(85,751)	(32,085)

Income (loss) before income taxes	458,023	(2,514,704)	496,984
Provision for income taxes	(154,400)	(5,966)	(203,114)

Net income (loss)	303,623	(2,520,670)	293,870
Net (income) loss attributable to noncontrolling interests	(4,097)	2,907	1,994

Net income (loss) attributable to Expedia, Inc.	$299,526	$(2,517,763)	$295,864

Net income (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.04	$(8.80)	$1.00
Diluted	1.03	(8.80)	0.94
Shares used in computing income (loss) per share:
Basic	288,214	286,167	296,640
Diluted	292,141	286,167	314,233

(1) Includes stock-based compensation as follows:
Cost of revenue	$2,285	$2,252	$2,854
Selling and marketing	12,440	10,198	12,162
Technology and content	15,700	15,111	16,116
General and administrative	31,236	33,730	31,717

Total stock-based compensation	$61,661	$61,291	$62,849

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$642,544	$665,412
Restricted cash and cash equivalents	14,072	3,356
Short-term investments	45,849	92,762
Accounts receivable, net of allowance of $14,562 and $12,584	307,817	267,270
Prepaid merchant bookings	88,971	66,081
Prepaid expenses and other current assets	125,796	103,833

Total current assets	1,225,049	1,198,714
Property and equipment, net	236,820	247,954
Long-term investments and other assets	48,262	75,593
Intangible assets, net	823,031	833,419
Goodwill	3,603,994	3,538,569

TOTAL ASSETS	$5,937,156	$5,894,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$652,893	$625,059
Accounts payable, other	160,471	150,534
Deferred merchant bookings	679,305	523,563
Deferred revenue	17,204	15,774
Accrued expenses and other current liabilities	325,184	251,238

Total current liabilities	1,835,057	1,566,168
Long-term debt	895,086	894,548
Credit facility	—	650,000
Deferred income taxes, net	223,959	189,541
Other long-term liabilities	233,328	213,028
Commitments and contingencies
Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	343	340
Authorized shares: 1,600,000
Shares issued: 342,812 and 339,525
Shares outstanding: 263,929 and 261,374
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	6,034,164	5,979,484
Treasury stock — Common stock, at cost	(1,739,198)	(1,731,235)
Shares: 78,883 and 78,151
Retained earnings (deficit)	(1,616,033)	(1,915,559)
Accumulated other comprehensive income (loss)	3,379	(16,002)

Total Expedia, Inc. stockholders’ equity	2,682,681	2,317,054
Noncontrolling interest	67,045	63,910

Total stockholders’ equity	2,749,726	2,380,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,937,156	$5,894,249

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2006	328,066,276	$328	25,599,998	$26	$5,903,200	22,165,228	$(321,155)	$309,912	$8,475	$65,260	$5,966,046
Net income								295,864		(1,994)	293,870
Components of comprehensive income:
Net gain on derivative contracts									3,018		3,018
Currency translation adjustment									12,203	4,565	16,768
Cumulative effect of adoption of guidance surrounding uncertain tax positions								(3,572)			(3,572)
Settlement of derivative liability					6,579						6,579
Proceeds from exercise of equity instruments	8,990,484	9			54,843						54,852
Withholding taxes for stock option exercises					(121,208)						(121,208)
Tax deficiencies on equity awards					(459)						(459)
Treasury stock activity related to vesting of equity instruments						402,427	(9,389)				(9,389)
Changes in ownership of noncontrolling interest										2,173	2,173
Common stock repurchases						55,000,003	(1,388,289)				(1,388,289)
Stock-based compensation expense					60,333						60,333
Other					(706)						(706)

Balance as of December 31, 2007	337,056,760	337	25,599,998	26	5,902,582	77,567,658	(1,718,833)	602,204	23,696	70,004	4,880,016
Net loss (excludes $1,187 of net income attributable to redeemable noncontrolling interest)								(2,517,763)		(4,094)	(2,521,857)
Components of comprehensive loss:
Net loss on derivative contracts									(339)		(339)
Currency translation adjustment									(39,359)	3,271	(36,088)
Settlement of derivative liability					10,500						10,500
Capital contribution from sale of business					1,624						1,624
Proceeds from exercise of equity instruments	2,468,708	3			6,330						6,333
Tax deficiencies on equity awards					(1,646)						(1,646)
Treasury stock activity related to vesting of equity instruments						583,515	(12,402)				(12,402)
Noncontrolling interest share repurchase										(5,451)	(5,451)
Changes in ownership of noncontrolling interest										180	180
Stock-based compensation expense					60,094						60,094

Balance as of December 31, 2008	339,525,468	340	25,599,998	26	5,979,484	78,151,173	(1,731,235)	(1,915,559)	(16,002)	63,910	2,380,964
Net income (excludes $3,085 of net income attributable to redeemable noncontrolling interest)								299,526		1,012	300,538
Component of comprehensive income:
Currency translation adjustment									19,381	254	19,635
Proceeds from exercise of equity instruments	3,286,532	3			15,749						15,752
Tax deficiencies on equity awards					(13,061)						(13,061)
Treasury stock activity related to vesting of equity instruments						731,595	(7,963)				(7,963)
Adjustment to the fair value of redeemable noncontrolling interest					(7,800)						(7,800)
Changes in ownership of noncontrolling interest										1,869	1,869
Stock-based compensation expense					59,805						59,805
Other					(13)						(13)

Balance as of December 31, 2009	342,812,000	$343	25,599,998	$26	$6,034,164	78,882,768	$(1,739,198)	$(1,616,033)	$3,379	$67,045	$2,749,726

We had 751 shares of preferred stock outstanding as of December 31, 2009 and 2008.

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Operating activities:
Net income (loss)	$303,623	$(2,520,670)	$293,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	102,782	76,800	59,526
Amortization of intangible assets and stock-based compensation	99,342	130,727	140,418
Deferred income taxes	(12,620)	(209,042)	(1,583)
(Gain) loss on derivative instruments assumed at Spin-Off	38	(4,600)	5,748
Equity in (income) loss of unconsolidated affiliates	(1,185)	979	2,614
Impairment of goodwill	—	2,762,100	—
Impairment of intangible and other long-lived assets	—	233,900	—
Foreign exchange (gain) loss on cash and cash equivalents, net	(4,679)	77,958	(12,524)
Realized (gain) loss on foreign currency forwards	(29,982)	55,175	—
Other	11,415	2,967	3,801
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(36,360)	32,208	(44,363)
Prepaid merchant bookings and prepaid expenses	(19,477)	(15,072)	(32,378)
Accounts payable, merchant	26,466	(75,443)	101,068
Accounts payable, other, accrued expenses and other current liabilities	79,552	54,400	51,702
Deferred merchant bookings	155,665	(85,443)	142,608
Deferred revenue	1,424	3,744	1,562

Net cash provided by operating activities	676,004	520,688	712,069

Investing activities:
Capital expenditures, including internal-use software and website development	(92,017)	(159,827)	(86,658)
Acquisitions, net of cash acquired	(45,007)	(538,439)	(59,622)
Purchase of short-term investments	(45,903)	(92,923)	—
Maturities of short-term investments	93,092	—	—
Net settlement of foreign currency forwards	29,982	(55,175)	—
Reclassification of Reserve Primary Fund holdings	—	(80,360)	—
Distributions from Reserve Primary Fund	10,677	64,387	—
Changes in long-term investments, deposits and other	1,357	2,779	(33,226)

Net cash used in investing activities	(47,819)	(859,558)	(179,506)

Financing activities:
Credit facility borrowings	—	740,000	755,000
Credit facility repayments	(650,000)	(675,000)	(170,000)
Proceeds from issuance of long-term debt, net of issuance costs	—	392,348	—
Changes in restricted cash and cash equivalents	(10,716)	11,753	(6,494)
Proceeds from exercise of equity awards	15,794	6,353	55,038
Excess tax benefit on equity awards	1,544	3,191	95,702
Withholding taxes for stock option exercises	—	—	(121,208)
Treasury stock activity	(7,963)	(12,865)	(1,397,173)
Other, net	(8,991)	(979)	(844)

Net cash provided by (used in) financing activities	(660,332)	464,801	(789,979)
Effect of exchange rate changes on cash and cash equivalents	9,279	(77,905)	21,528

Net increase (decrease) in cash and cash equivalents	(22,868)	48,026	(235,888)
Cash and cash equivalents at beginning of year	665,412	617,386	853,274

Cash and cash equivalents at end of year	$642,544	$665,412	$617,386

Supplemental cash flow information
Cash paid for interest	$78,629	$53,459	$49,266
Income tax payments, net	198,368	179,273	78,345

See notes to consolidated financial statements.

Expedia, Inc.

Notes to Consolidated Financial Statements

NOTE 1 — Organization and Basis of Presentation

Description of Business

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, hotels.com®, Hotwire.comTM, the TripAdvisor® Media Network, Expedia Affiliate Network (formerly “Worldwide Travel Exchange and Interactive Affiliate Network”), Classic Vacations, Expedia Local Expert, EgenciaTM, Expedia® CruiseShipCenters®, eLong TM, Inc. (“eLong”) and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

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

NOTE 2 — Significant Accounting Policies

Consolidation

Our consolidated financial statements include the accounts of Expedia, Inc., our wholly-owned subsidiaries, and entities for which we control a majority of the entity’s outstanding common stock. We record noncontrolling interest in our consolidated financial statements to recognize the minority ownership interest in our consolidated

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

subsidiaries. Noncontrolling interest in the earnings and losses of consolidated subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated entities, which includes, for all periods included in our consolidated financial statements, the noncontrolling interest share of net income or loss from eLong as well as net income or loss from our redeemable noncontrolling interest entities for certain periods covered by our consolidated financial statements. eLong is a separately listed company on the NASDAQ and, therefore, subject to its own audit which could result in possible adjustments that are not material to Expedia, Inc. but could be material to eLong.

On January 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on noncontrolling interests. The guidance states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. Beginning on January 1, 2009, upon adoption, we recharacterized our minority interest as a noncontrolling interest and classified it as a component of stockholders’ equity in our consolidated financial statements with the exception of shares redeemable at the option of the minority holders, which are not significant and therefore have been included in other long-term liabilities.

In addition, certain of our subsidiaries that operate in China, including eLong, have variable interests in affiliated entities in China in order to comply with Chinese laws and regulations, which restricts foreign investment in the air-ticketing, travel agency and internet content provision businesses. Through a series of contractual agreements with these affiliates and their shareholders, these subsidiaries are the primary beneficiaries of the cash losses or profits of their variable interest affiliates. As such, although we do not own the capital stock of some of our Chinese affiliates, based on our controlling ownership of the subsidiaries and these contractual arrangements, we consolidate their results.

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

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the time that we filed our financial statements on February 11, 2010.

Reclassifications

We have reclassified certain amounts relating to our prior period results to conform to our current period presentation. During the first quarter of 2009, our development and information technology teams were effectively combined to better support our global brands. As a result of our reorganization, in addition to costs to develop and maintain our website and internal use applications, technology and content expense now also includes the majority of information technology costs such as costs to support and operate our network and back-

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

office applications (including related data center costs), system monitoring and network security, and other technology leadership and support functions. The most significant reclassification of costs occurred between general and administrative expense and technology and content expense as, historically, a significant portion of the information technology costs were within general and administrative expense. Technology costs to operate our live site and call center applications in production remained in cost of revenue.

The following table presents a summary of the amounts as previously reported and as reclassified in our consolidated statements of operations for the year ended December 31, 2008 and 2007:

	Year ended December 31,
	2008		2007
	As reported	As reclassified	As reported	As reclassified
	(In thousands)
Cost of revenue	$634,744	$638,709	$562,401	$565,056
Selling and marketing	1,101,403	1,105,337	992,560	995,215
Technology and content	208,952	287,763	182,483	246,063
General and administrative	355,431	268,721	321,250	252,360

There was no change to operating income (loss) as a result of these reclassifications.

Revenue Recognition

We recognize revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

We also evaluate the presentation of revenue on a gross versus a net basis. The consensus of the authoritative accounting literature is that the presentation of revenue as “the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee” is a matter of judgment that depends on the relevant facts and circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether we are the primary obligor in the arrangement (strong indicator); whether we have general supply risk (before customer order is placed or upon customer return) (strong indicator); and whether we have latitude in establishing price. The guidance clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that we perform as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis. For our primary transaction-based revenue models, discussed below, we have determined net presentation is appropriate for the majority of revenue transactions.

We offer travel products and services on a stand-alone and package basis primarily through the following business models: the merchant model, the agency model and the media model.

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

Under the media model, we offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on both the TripAdvisor Media Network and on our transaction-based websites.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

We generally contract in advance with lodging providers to obtain access to room allotments at wholesale rates. Certain contracts specifically identify the number of potential rooms and the negotiated rate of the rooms to which we may have access over the terms of the contracts, which generally range from one to three years. Other contracts are not specific with respect to the number of rooms and the rates of the rooms to which we may have access over the terms of the contracts. In either case we may return unbooked hotel room allotments with no obligation to the lodging providers within a period specified in each contract. For hotel rooms that are cancelled by the traveler after the specified period of time, we charge the traveler a cancellation fee or penalty that is equal to the amount a hotel may invoice us for the cancellation.

Merchant Air.    Generally, we determine the ticket price for merchant air transactions. We generally pay the cost of the airline ticket within a few weeks after booking. We record cash paid by the traveler as deferred merchant bookings and the cost of the airline ticket as prepaid merchant bookings. When the flight occurs, we record the difference between the deferred merchant bookings and the prepaid merchant bookings as revenue on a net basis.

When we have nonrefundable and generally noncancelable merchant air transactions, with no significant post-delivery obligations, we record revenue upon booking. We record a reserve for chargebacks and cancellations at the time of the transaction based on historical experience.

Agency Air, Hotel, Car and Cruise.    Our agency revenue comes from airline ticket transactions, certain hotel transactions as well as cruise and car rental reservations. We record agency revenue on air transactions when the traveler books the transaction, as we have no significant post-delivery obligations. We generally record agency revenue on hotel reservations when the stay occurs. We record agency revenue on cruise and car rental reservations either on an accrual basis for payments from a commission clearinghouse, or on receipt of commissions from an individual supplier. We record an allowance for cancellations and chargebacks on this revenue based on historical experience.

Packages.    Packages assembled by travelers through the packaging model on our websites include a merchant hotel component and some combination of an air, car or destination services component. The individual package components are recognized in accordance with our revenue recognition policies stated above.

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

Prepaid Expenses and Other Current Assets

At December 31, 2009 and 2008, we had $5 million and $16 million in redemptions of money market holdings due from the Reserve Primary Fund (the “Fund”), which has been liquidating since the fourth quarter of 2008. As of December 31, 2009, we had received $75 million, of the original $80 million we reclassified from cash and cash equivalents to prepaid expenses and other current assets during 2008. In January 2010, we received a $5 million distribution from the Fund.

Property and Equipment

We record property and equipment at cost, net of accumulated depreciation and amortization. We also capitalize certain costs incurred related to the development of internal use software. We capitalize costs incurred during the application development stage related to the development of internal use software. We expense costs incurred related to the planning and post-implementation phases of development as incurred.

We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is three to five years for computer equipment, capitalized software development and furniture and other equipment. We amortize leasehold improvement using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition under the authoritative accounting guidance for asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. See Note 5 — Goodwill and Intangible Assets, Net for discussion of impairment of goodwill and indefinite-lived assets in 2008.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

On January 1, 2007, we adopted authoritative guidance issued by the FASB related to uncertain tax positions. This guidance relates to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Occupancy Tax

Some states and localities impose a transient occupancy or accommodation tax on the use or occupancy of hotel accommodations. Generally, hotels charge taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel occupancy taxes when determined to be probable and estimable. See Note 14 — Commitment and Contingencies for further discussion.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

At December 31, 2009 and 2008, our derivative instruments primarily consisted of foreign currency forward contracts. These instruments are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. We do not hold or issue financial instruments for speculative or trading purposes.

Through the third quarter of 2008, we had designated cross currency swap agreements as cash flow hedges of certain inter-company loan agreements denominated in currencies other than the lending subsidiaries’ functional currency (the “hedged items”). During the third quarter of 2008, we terminated our cross-currency swap agreements for a cost of $17 million and concurrently capitalized the underlying intercompany loans. As a result of these transactions, we recognized a net gain of less than $1 million. The fair values of our cross-currency swaps were determined using Level 2 valuation techniques and were based on the present value of net future cash payments and receipts, which fluctuated based on changes in market interest rates and the euro/U.S. dollar exchange rate, and the hedges were determined to be highly effective, at designation and up until settlement during the third quarter of 2008. As such, we recorded the total change in the fair value of the hedges in other comprehensive income (“OCI”) each period, and concurrently reclassified a portion of the gain or loss to other, net to perfectly offset gains or losses related to transactional remeasurement of the hedged items.

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

To the extent practicable, we attempt to minimize this exposure by maintaining natural hedges between our current assets and current liabilities of similarly denominated foreign currencies. Additionally, during 2008, we began using foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash and accounts receivable for the purpose of economically hedging our foreign currency-denominated operating liabilities. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets (a Level 2 input). As of December 31, 2009 and 2008, we had a net forward asset of less than $1 million recorded in prepaid expenses and other current assets and a net forward liability of $1 million recorded in accrued expenses and other current liabilities. We recorded $32 million in net gains and $56 million in net losses from foreign currency forward contracts during 2009 and 2008.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Loyalty and Points Based Offers.    We offer certain internally administered traveler loyalty programs to our customers, such as our hotels.com welcomerewards program. Welcomerewards offers travelers one free night at any hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. As travelers accumulate points towards free travel products, we record a liability for the estimated future cost of redemptions. We determine the future redemption obligation based on judgment factors including: (i) the estimated cost of travel products to be redeemed, and (ii) an estimated redemption rate based on the overall accumulation and usage of points towards free travel products, which is determined through current and historical trends as well as statistical modeling techniques.

Advertising Expense

We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2009, 2008 and 2007, our advertising expense was $543 million, $598 million and $539 million. As of both December 31, 2009 and 2008, we had $10 million of prepaid marketing expenses included in prepaid expenses and other current assets.

Stock-Based Compensation

We measure and amortize the fair value of stock options and restricted stock units (“RSUs”) as follows:

Stock Options.    We measure the value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using the Black-Scholes option valuation model. The Black-Scholes model incorporates various assumptions including

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

expected volatility, expected term and risk-free interest rates. The expected volatility is based on historical volatility of our common stock and other relevant factors. We base our expected term assumptions on our historical experience and on the terms and conditions of the stock awards granted to employees. We amortize the fair value, net of estimated forfeitures, over the remaining vesting term on a straight-line basis. The majority of our stock options vest over four years.

Restricted Stock Units.    RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a five-year period. We measure the value of RSUs at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. We record RSUs that may be settled by the holder in cash, rather than shares, as a liability and we remeasure these instruments at fair value at the end of each reporting period. Upon settlement of these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date.

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

Earnings Per Share

We compute basic earnings per share by taking net income (loss) attributable to Expedia, Inc. available to common stockholders divided by the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. Diluted earnings per share include the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as if converted methods, as applicable. For additional information on how we compute earnings per share, see Note 11 — Earnings Per Share.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents and short-term investments reported on our consolidated balance sheets approximate fair value as we maintain them with various high-quality financial institutions. The accounts receivable are short-term in nature and are generally settled shortly after the sale.

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud. We also rely on global distribution system partners and third-party service providers for certain fulfillment services, including one third-party service provider for which we accounted for approximately 36% of its total revenue for the year ended December 31, 2008 and approximately 43% of its total revenue for the nine months ended September 30, 2009.

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of government and prime institutional money market funds as well as bank (both interest and non-interest bearing) account balances denominated in U.S. dollars, Canadian dollars, euros and British pound sterling.

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

New Accounting Pronouncements

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for fiscal years beginning after November 15, 2009. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

In October 2009, the FASB issued guidance on revenue recognition to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. This guidance is effective beginning January 1, 2011 with earlier application permitted. We are currently evaluating both the timing and the impact the adoption of this guidance will have on our consolidated financial statements.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 3 — Acquisitions and Other Investments

In 2009, we acquired a China-based metasearch company as well as a controlling interest in a company we initially invested in during 2007 (see additional disclosure below). The purchase price of these companies totaled $42 million, which was paid in cash during the year. As a result of these acquisitions, we acquired $7 million in cash and minimal net assets and recorded $52 million in goodwill, $24 million of intangible assets with definite lives with a weighted average amortization life of 6.6 years, and $15 million in noncontrolling interest. In addition, during 2009, we paid $10 million of contingent purchase consideration under prior acquisitions as well as other acquisition related-costs.

The purchase price allocation of these acquisitions is preliminary for up to 12 months after the acquisition dates and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill on a retroactive basis. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward; their effect on consolidated revenue and operating income during 2009 was not significant.

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

Goodwill	$328,449
Intangible assets with definite lives(1)	112,968
Intangible assets with indefinite lives	47,641
Net liabilities and non-controlling interests acquired, which includes $21,480 of cash aquired	(14,486)

Total	$474,572

(1)	Acquired intangible assets primarily consist of supplier relationship assets with a weighted average life of 10.6 years and technology assets with a weighted average life of 3 years. In total, the weighted average life of acquired intangible assets was 8.3 years.

In one of the 2008 transactions, we acquired a 74% controlling interest with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the company at fair value at various times through 2011. In another of the 2008 transactions, we acquired an 86% controlling interest with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the company at fair value, or at an adjusted fair value at our option, during a 30-day period beginning October 1, 2012. Future changes in fair value of the shares for which the minority holders may sell to us above the initial

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

noncontrolling interest basis will be recorded to the noncontrolling interest, classified in other long-term liabilities, and as charges or credits to retained earnings (or additional paid-in capital in the absence of retained earnings). During 2009, we recorded $8 million related to the change in fair value of redeemable noncontrolling interests. The fair value was determined based on various valuation techniques, including market comparables and discounted cash flow projections (Level 3 inputs).

In 2007, we acquired three travel-related companies. The purchase price of these and other acquisition related costs totaled $152 million, $60 million of which we paid in cash and $92 million of which was accrued at December 31, 2007 as a result of the financial performance of one of the acquired companies during 2007. As a result of these acquisitions, we recorded $126 million in goodwill and $18 million of intangible assets with definite lives. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward; their effect on consolidated net revenue and operating income during 2007 was not significant. The December 31, 2007 accrued purchase consideration represented $92 million of $100 million total additional purchase price that could be achieved based on the annual results of 2007 or 2008, or the two periods combined. Based on the 2007 and 2008 annual results of the acquiree, we ultimately paid the total additional achievable purchase price of $100 million, $93 million of which was paid in 2008 and $7 million of which was paid in 2009.

During 2007, we also acquired a 50% ownership interest in a travel company for $26 million in cash. We included this investment in long-term investments and other assets and accounted for it under the equity-method. In 2009, we acquired an additional interest for $3 million in cash, which was included within the 2009 total purchase price above, and resulted in a 60% majority ownership interest and our consolidation of this entity. In conjunction with our acquisition of additional interest, we remeasured our previously held equity interest to fair value and recognized a loss of $5 million in other, net during the period. The fair value of the 40% noncontrolling interest in the company was estimated to be $15 million at the time of acquisition. Both fair value assessments were determined based on various valuation techniques, including market comparables and discounted cash flow projections (Level 3 inputs). Our investment agreement contains certain rights, whereby we may acquire and the investee may sell to us the additional shares of the company, at fair value or at established multiples of future earnings at our discretion, during the first quarter of 2011 and 2013. As the noncontrolling interest is redeemable at the option of the minority holders, we classified the balance as an other long-term liability.

NOTE 4 — Property and Equipment, Net

Our property and equipment consists of the following:

	December 31,
	2009	2008
	(In thousands)
Capitalized software development	$355,088	$286,935
Computer equipment	100,451	103,866
Furniture and other equipment	65,098	57,423
Leasehold improvements	68,832	64,620

	589,469	512,844
Less: accumulated depreciation	(372,050)	(292,650)
Projects in progress	19,401	27,760

Property and equipment, net	$236,820	$247,954

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2009 and 2008, our recorded capitalized software development costs, net of accumulated amortization, were $125 million and $122 million. For the years ended December 31, 2009, 2008, and 2007, we recorded amortization of capitalized software development costs of $63 million, $47 million and $36 million, most of which is included in technology and content expenses.

NOTE 5 — Goodwill and Intangible Assets, Net

The following table presents our goodwill and intangible assets as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
Goodwill	$3,603,994	$3,538,569
Intangible assets with indefinite lives	690,028	689,541
Intangible assets with definite lives, net	133,003	143,878

	$4,427,025	$4,371,988

Impairment Assessments.    We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that impairment may have occurred. As of October 1, 2009, we had no impairments.

For 2008, we performed our annual impairment assessment for goodwill and indefinite-lived intangible assets as of October 1, 2008 and determined we had no impairment as of that date. However, during the fourth quarter of 2008, we experienced a significant decline in our stock price and operating results in part due to an increased negative impact of foreign exchange rates and the continued weakness in the macroeconomic environment. Based on these and other contributing factors, we concluded that sufficient indicators existed to require us to perform an interim assessment of goodwill and indefinite-lived intangible assets as of December 1, 2008. Accordingly, we performed an interim first step of our impairment assessment for each of our reporting units and determined there was a potential impairment of goodwill in certain reporting units. Therefore, we performed the second step of the assessment in which we compared the implied fair value of those reporting unit’s goodwill to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

We measured the fair value of each of our reporting units and both our indefinite-lived and definite lived intangible assets using accepted valuation techniques as described above in Note 2 — Significant Accounting Policies. The significant estimates used included our weighted average cost of capital, long-term rate of growth and profitability of our business, and working capital effects. Our assumptions were based on the actual historical performance of each of the reporting units and take into account the recent weakening of operating results and implied risk premiums based on market prices of our equity and debt as of the assessment date. To validate the reasonableness of the reporting unit fair values, we reconciled the aggregate fair values of the reporting units determined in step one to the enterprise market capitalization. Enterprise market capitalization includes, among other factors, the fully diluted market capitalization of our stock, an acquisition premium based on historical data from acquisitions within the same or similar industries and the appropriate redemption values of our debt. In performing the reconciliation we may, depending on the volatility of the market value of our stock price, use either the stock price on the valuation date or the average stock price over a range of dates around that date and

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

consider such other quantitative and qualitative factors we consider relevant, which may change depending on the date for which the assessment is made. This assessment resulted in the recognition in the fourth quarter of 2008 of a loss on impairment of long-term assets of approximately $3 billion, which consists of $2.8 billion of goodwill and $223 million of indefinite-lived trade names. A deferred tax benefit of $189 million was recognized as a result of these charges. Of the $2.8 billion goodwill impairment charge in 2008, $2.0 billion related to our North America segment, $759 million to our Europe segment and $21 million in our Asia Pacific segment based on our segments for the year ended December 31, 2008. Based on our new segments for 2009, $2.5 billion of the goodwill impairment would have related to our Leisure segment and $282 million to our TripAdvisor Media Network segment. Of the $223 million indefinite-lived trade name impairment charge in 2008, $128 million related to trade names in our North America segment, $73 million in our Europe segment and $22 million in our Asia Pacific segment based on our segments for the year ended December 31, 2008. Based on our new segments for 2009, all such impairments would have related to our Leisure segment.

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

Goodwill.    The following table presents the changes in goodwill by reportable segment:

	Leisure	TripAdvisor Media Network	Egencia	Total
	(In thousands)
Balance as of January 1, 2009	$2,790,678	$704,749	$43,142	$3,538,569
Additions	23,781	29,505	—	53,286
Foreign exchange translation	8,849	1,002	2,288	12,139

Balance as of December 31, 2009	$2,823,308	$735,256	$45,430	$3,603,994

In 2009, the additions to goodwill relate primarily to our acquisitions as described in Note 3 — Acquisitions and Other Investments.

Indefinite-lived Intangible Assets.    Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.

Intangible Assets with Definite Lives.    The following table presents the components of our intangible assets with definite lives as of December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Supplier relationships	$287,469	$(230,732)	$56,737	$280,484	$(220,612)	$59,872
Technology	228,645	(202,997)	25,648	221,166	(195,941)	25,225
Distribution agreements	177,426	(177,426)	—	177,426	(177,155)	271
Affiliate agreements	34,782	(22,243)	12,539	34,782	(18,381)	16,401
Customer lists	28,259	(22,475)	5,784	26,540	(21,895)	4,645
Domain names	11,770	(10,599)	1,171	11,678	(8,500)	3,178
Other	92,902	(61,778)	31,124	81,659	(47,373)	34,286

Total	$861,253	$(728,250)	$133,003	$833,735	$(689,857)	$143,878

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Amortization expense was $38 million, $69 million and $78 million for the years ended December 31, 2009, 2008 and 2007. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2009, assuming no subsequent impairment of the underlying assets, is as follows, in thousands:

2010	$32,843
2011	24,723
2012	19,180
2013	13,686
2014	9,207
2015 and thereafter	33,364

Total	$133,003

NOTE 6 — Debt

The following table sets forth our outstanding debt:

	December 31, 2009	December 31, 2008
	(In thousands)
8.5% senior notes due 2016, net of discount	$395,086	$394,548
7.456% senior notes due 2018	500,000	500,000

Long-term debt	895,086	894,548
Credit facility	—	650,000

Total long-term indebtedness	$895,086	$1,544,548

Long-term Debt

Our $400 million of senior unsecured notes outstanding at December 31, 2009 are due in July 2016 and bear interest at 8.5% (the “8.5% Notes”). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year. The 8.5% Notes include covenants that limit our ability to (i) incur additional indebtedness, (ii) pay dividends or make restricted payments, (iii) dispose of assets, (iv) create or incur liens, (v) enter into sale/leaseback transactions and (vi) merge or consolidate with or into another entity. Certain of these covenants in the 8.5% Notes, including the covenants limiting our ability to incur additional indebtedness, pay dividends or make restricted payments and dispose of assets, will be suspended during any time that the 8.5% Notes have an investment grade rating from both Standard and Poor’s and Moody’s and no default exists under the 8.5% Note indenture. The 8.5% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. Prior to July 1, 2011, in the event of a qualified equity offering, we may redeem up to 35% of the 8.5% Notes at a redemption price of 108.5% of the principal plus accrued interest. Additionally, we may redeem the 8.5% Notes prior to July 1, 2012 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. On or after July 1, 2012, we may redeem the 8.5% Notes in whole or in part at specified prices ranging from 104.250% to 100% of the principal plus accrued interest.

Our $500 million in registered senior unsecured notes outstanding at December 31, 2009 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes include covenants that limit our ability (i) to enter into sale/leaseback transactions, (ii) to create or incur liens and (iii) to merge or consolidate with or into another entity. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes in accordance with the terms of the agreement, in whole or in part at any time at our option.

Based on quoted market prices, the fair value of our 7.456% Notes was approximately $546 million and $365 million as of December 31, 2009 and 2008, and the fair value of the 8.5% Notes was approximately $431 million and $280 million as of December 31, 2009 and 2008.

The 7.456% and 8.5% Notes are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 19 — Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the 7.456% and 8.5% Notes was $31 million and $32 million as of December 31, 2009 and 2008.

Credit Facility

As of December 31, 2009, Expedia, Inc. maintained a $1 billion unsecured revolving credit facility with a group of lenders, which was unconditionally guaranteed by certain Expedia subsidiaries and was expected to expire in August 2010. There were no amounts outstanding as of December 31, 2009. As of December 31, 2008, the $650 million carrying amount of the borrowing approximated its fair value. The facility bore interest based on market interest rates plus a spread, which was determined based on our financial leverage. The interest rate was 1.34% as of December 31, 2008. During 2009, we amended our credit facility to replace a tangible net worth covenant with a minimum interest coverage covenant, among other changes. As part of this amendment, our leverage ratio was tightened, pricing on our borrowings increased by 200 basis points and we paid approximately $6 million in fees. The annual fee to maintain the facility ranged from 0.4% to 0.5% on the unused portion of the facility, or approximately $4 million to $5 million if all of the facility was unused. In addition to the minimum interest coverage covenant, the facility also contained a leverage ratio financial covenant.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduced the amount available to us. As of December 31, 2009 and 2008, there were $42 million and $58 million of outstanding stand-by LOCs issued under the facility.

In February 2010, we reached agreement on a new $750 million, three-year unsecured revolving credit facility, replacing our prior credit facility. Pricing is based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 300 basis points, and undrawn amounts bearing interest at 50 basis points. Financial covenants remain the same under the new facility. We incurred approximately $8 million in fees, which will be amortized over the life of the credit facility. As of February 11, 2010, we had no borrowings outstanding under the facility.

NOTE 7 — Employee Benefit Plans

Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $11 million, $12 million and $9 million for the years ended December 31, 2009, 2008 and 2007.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 8 — Stock-Based Awards and Other Equity Instruments

Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2009, we had approximately 31 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.

The following table presents a summary of our stock option activity:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance as of January 1, 2007	23,133	$16.52
Exercised	(13,242)	10.30
Cancelled	(216)	29.61

Balance as of December 31, 2007	9,675	24.74
Granted	1,275	8.14
Exercised	(618)	10.14
Cancelled	(498)	29.14

Balance as of December 31, 2008	9,834	23.29
Granted	10,324	7.83
Exercised	(879)	17.88
Cancelled	(1,278)	16.46

Balance as of December 31, 2009	18,001	15.17	5.3	$216,564

Exercisable as of December 31, 2009	3,446	19.21	1.6	24,707

Vested and expected to vest after December 31, 2009	15,610	16.29	5.1	171,683

The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2009, based on our closing stock price of $25.73 as of the last trading date. The total intrinsic value of stock options exercised was $6 million, $7 million and $299 million for the years ended December 31, 2009, 2008 and 2007.

During 2009, we awarded stock options as our primary form of stock-based compensation. During 2008, we also granted stock options to certain key employees. The fair value of stock options granted during the year ended December 31, 2009 and 2008 was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following weighted average assumptions:

	2009	2008
Risk-free interest rate	1.75%	2.18%
Expected volatility	49.96%	45.63%
Expected life (in years)	4.72	4.54
Weighted-average estimated fair value of options granted during the year	$3.31	$3.38

In 2007, our Chairman and Senior Executive exercised options to purchase 9.5 million shares. 2.3 million shares were withheld and concurrently cancelled by the Company to cover the exercise price of $8.59 per share and 3.5 million shares were withheld and concurrently cancelled to cover tax obligations, with a net delivery of 3.7 million shares.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents a summary of our stock options outstanding and exercisable at December 31, 2009:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Price Per Share	Remaining Contractual Life	Shares	Weighted- Average Exercise Price
	(In thousands)		(In years)	(In thousands)
$ 0.01 - $5.00	160	$4.09	3.0	160	$4.09
5.01 - 8.00	9,069	7.38	6.3	66	7.41
8.01 - 12.00	1,622	9.12	6.7	160	9.59
12.01 - 18.00	854	14.98	3.0	668	14.90
18.01 - 25.00	2,074	19.68	1.1	1,970	20.55
25.01 - 35.00	2,728	28.39	5.1	328	27.66
35.01 - 45.00	1,481	38.43	5.2	81	39.72
45.01 - 97.00	13	60.50	0.1	13	60.50

0.01 - 97.00	18,001	15.17	5.3	3,446	19.21

RSUs, which are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests, were our primary form of stock-based award prior to 2009. We record RSUs that will settle in cash as a liability and we remeasure them to fair value at the end of each reporting period. These awards that settle in cash and the resulting liability are insignificant. Our RSUs generally vest over five years, but may accelerate in certain circumstances, including certain changes in control.

The following table presents a summary of RSU activity:

	RSU’s	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of January 1, 2007	7,521	$20.72
Granted	3,768	22.92
Vested and released	(1,538)	21.72
Cancelled	(1,489)	21.20

Balance as of December 31, 2007	8,262	21.43
Granted	4,123	21.78
Vested and released	(1,846)	21.76
Cancelled	(1,493)	22.20

Balance as of December 31, 2008	9,046	21.41
Granted	988	9.10
Vested and released	(2,362)	21.69
Cancelled	(1,107)	21.01

Balance as of December 31, 2009	6,565	19.50

The total fair value of shares vested and released during the years ended December 31, 2009, 2008 and 2007 was $27 million, $42 million and $37 million. Included in RSUs outstanding at December 31, 2009 are 800,000 of RSUs awarded to our Chief Executive Officer, for which vesting is tied to achievement of performance targets.

In 2009, 2008 and 2007, we recognized total stock-based compensation expense of $62 million, $61 million and $63 million. The total income tax benefit related to stock-based compensation expense was $20 million, $21 million and $22 million for 2009, 2008 and 2007.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash received from stock-based award exercises for the years ended December 31, 2009 and 2008 was $16 million and $6 million. Our employees that held IAC vested stock options prior to the Spin-Off received vested stock options in both Expedia and IAC. As these stock options are exercised, we receive a tax deduction. Total current income tax benefits during the years ended December 31, 2009 and 2008 associated with the exercise of IAC and Expedia stock-based awards held by our employees were $10 million and $19 million, of which we recorded less than $1 million in 2009 and approximately $2 million in 2008 as a reduction of goodwill.

As of December 31, 2009, there was approximately $98 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 2.67 years.

We have fully vested stock warrants with expiration dates through May 2012 outstanding. Each stock warrant is exercisable for a certain number of shares of our common stock or a fraction thereof. We also had certain warrants which were traded on the NASDAQ under the symbols “EXPEW” and “EXPEZ” until their expiration on February 4, 2009.

The following table presents a summary of our stock warrants (equivalent shares) from December 31, 2008 through December 31, 2009:

Expiration Date	Outstanding Warrants at December 31, 2008	Exercised	Cancelled	Outstanding Warrants at December 31, 2009	Weighted Average Exercise Price
	(In thousands, except per warrant data)
May 2012	16,094	—	—	16,094	$25.56
February 2009	7,295	—	(7,295)	—	—
February 2009	11,080	—	(11,080)	—	—
November 2009 to May 2010	163	(122)	(38)	3	13.75

	34,632	(122)	(18,413)	16,097

NOTE 9 — Income Taxes

The following table presents a summary of our U.S. and foreign income (loss) before income taxes:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
U.S	$431,599	$(2,442,297)	$500,624
Foreign	26,424	(72,407)	(3,640)

Total	$458,023	$(2,514,704)	$496,984

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents a summary of our income tax expense components:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Current income tax expense:
Federal	$127,386	$196,072	$182,960
State	15,604	16,029	16,837
Foreign	24,030	2,907	4,900

Current income tax expense	167,020	215,008	204,697

Deferred income tax (benefit) expense:
Federal	(7,468)	(188,901)	(8,041)
State	(1,590)	(7,841)	7,062
Foreign	(3,562)	(12,300)	(604)

Deferred income tax benefit:	(12,620)	(209,042)	(1,583)

Income tax expense	$154,400	$5,966	$203,114

For all periods presented, we have computed current and deferred tax expense using our stand-alone effective tax rate. As of December 31, 2009, our current income tax payable represents amounts that we will pay to the Internal Revenue Service (“IRS”) and other tax authorities based on our taxable income.

We reduced our current income tax payable by $10 million, $19 million and $121 million for the years ended December 31, 2009, 2008 and 2007, for tax deductions attributable to stock-based compensation. We recorded less than $1 million for 2009, $2 million for 2008 and $9 million for 2007 of the related income tax benefits of this stock-based compensation as a reduction of goodwill.

The tax effect of cumulative temporary differences and net operating losses that give rise to our deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Provision for accrued expenses	$56,824	$26,395
Deferred revenue	16,620	16,646
Net operating loss and tax credit carryforwards	36,243	31,536
Capitalized R&D expenditures	7,121	10,779
Stock-based compensation	45,210	48,110
Investment impairment	8,572	8,586
Other	13,560	10,360

Total deferred tax assets	184,150	152,412
Less valuation allowance	(45,715)	(32,085)

Net deferred tax assets	$138,435	$120,327

Deferred tax liabilities:
Prepaid merchant bookings and prepaid expenses	$(53,854)	$(44,647)
Intangible assets	(222,313)	(220,379)
Investment in subsidiaries	(8,421)	(10,449)
Unrealized gains	(14,480)	(12,946)
Property and equipment	(41,849)	(25,848)

Total deferred tax liabilities	$(340,917)	$(314,269)

Net deferred tax liability	$(202,482)	$(193,942)

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2009, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $8 million, $23 million and $88 million. If not utilized, the federal and state NOLs will expire at various times between 2010 and 2029, $81 million foreign NOLs can be carried forward indefinitely, and $7 million foreign NOLs will expire at various times between 2010 and 2029.

At December 31, 2009, we had a valuation allowance of approximately $46 million related to the portion of net operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. This amount represented an increase of approximately $14 million over the amount recorded as of December 31, 2008 and was primarily attributable to an increase in foreign operating losses.

We have not provided deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that we intend to reinvest permanently outside of the United States; the total amount of such earnings as of December 31, 2009 was $72 million. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Income tax (benefit) expense at the federal statutory rate of 35%	$160,308	$(880,146)	$173,944
Non-deductible goodwill impairment	—	855,550	—
Worthless stock deduction	(23,124)	—	—
State income taxes, net of effect of federal tax benefit	7,089	11,317	9,844
Unrecognized tax benefits and related interest	3,923	12,525	4,211
Other, net	6,204	6,720	15,115

Income tax expense	$154,400	$5,966	$203,114

During 2009, we recorded a tax benefit of $23 million related to a worthless stock deduction associated with the closure of a foreign subsidiary.

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows, in thousands:

Balance at January 1, 2008	$173,593
Increases to tax positions related to the current year	15,883
Decreases to tax positions related to the prior year	(22,520)
Audit settlements paid during 2008	(4,911)
Interest and penalties	17,794

Balance at December 31, 2008	179,839
Increases to tax positions related to the current year	2,117
Increases to tax positions related to the prior year	21,911
Decreases to tax positions related to the prior year	(11,560)
Audit settlements paid during 2009	(4,351)
Interest and penalties	2,752

Balance at December 31, 2009(1)	$190,708

(1)	As of December 31, 2009, we had $191 million of unrecognized tax benefits, of which $190 million is classified as long-term and included in other long-term liabilities.

Included in the balance at December 31, 2009 and 2008 were $46 million and $68 million of liabilities for uncertain tax positions that, if recognized, would decrease our provision for income taxes. Also included in the balance at December 31, 2009 were $128 million, of which $6 million and $3 million was added in 2009 and 2008, of excess tax benefits that resulted from our Chairman and Senior Executive’s exercises of stock options during 2007 and 2005. If the IRS were to make a final determination that IAC and not Expedia were entitled to such deductions, then under the terms of our tax sharing agreement, IAC would pay to Expedia an amount equal to any such tax benefit at such time as it were actually realized by IAC. Therefore, an unfavorable outcome related to this position would not materially impact our cash flows.

We recognize interest and penalties related to our liabilities for uncertain tax positions in income tax expense. As of December 31, 2009 and 2008, we had approximately $24 million accrued for both periods for the potential payment of estimated interest and penalties. During the years ended December 31, 2009, 2008 and 2007, we recognized approximately $(1) million, $12 million and $4 million of interest (income) expense, net of federal benefit and penalties, related to our liabilities for uncertain tax positions.

NOTE 10 — Stockholders’ Equity

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors, and generally vote together on all matters. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share. Holders of common stock, voting as a single, separate class are entitled to elect 25% of the total number of directors. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of Expedia, Inc., the holders of both classes of common stock have equal rights to receive all the assets of Expedia, Inc. after the rights of the holders of the preferred stock have been satisfied.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

We currently have authorization, for which there is no fixed termination date, from our Board of Directors to repurchase up to 20 million outstanding shares of our common stock; no such repurchases have been made under this authorization as of February 11, 2010. The number of shares we may repurchase under this authorization is subject to certain of our debt covenants.

Dividends on our Common Stock

On February 10, 2010, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock, the first dividend in our history. Future declarations of dividends are subject to final determination of our Board of Directors.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax for 2009 and 2008 is comprised of accumulated foreign currency translation adjustments.

Other Comprehensive Income (Loss)

The following table presents the changes in the components of other comprehensive income (loss), net of tax:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net income (loss)	$303,623	$(2,520,670)	$293,870
Other comprehensive income (loss)
Currency translation adjustments	19,635	(36,088)	16,768
Unrealized gains (losses) on derivatives, net of taxes:
Unrealized holding gains (losses), net of tax effect of $(2,058) in 2008 and $2,078 in 2007	—	3,614	(5,545)
Less: reclassification adjustment for net (gains) losses recognized during the period, net of tax effect of $2,255 in 2008 and $(3,210) in 2007	—	(3,953)	8,563

Comprehensive income (loss)	323,258	(2,557,097)	313,656
Less: Comprehensive income attributable to non-controlling interests	(4,351)	(364)	(2,571)

Comprehensive income (loss) attributable to Expedia, Inc.	$318,907	$(2,557,461)	$311,085

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 11 — Earnings Per Share

Basic Earnings Per Share

Basic earnings per share was calculated for the years ended December 31, 2009, 2008 and 2007 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. As of December 31, 2009 and 2008, we had 751 shares of preferred stock outstanding, the impact of which on our earnings per share calculation is immaterial.

Diluted Earnings Per Share

For the years ended December 31, 2009, 2008 and 2007, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of RSUs using the treasury stock method, and (iii) other stock-based commitments.

The following table presents our basic and diluted net income (loss) per share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Net income (loss) attributable to Expedia, Inc.	$299,526	$(2,517,763)	$295,864

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.04	$(8.80)	$1.00
Diluted	1.03	(8.80)	0.94

Weighted average number of shares outstanding:
Basic	288,214	286,167	296,640
Dilutive effect of:
Options to purchase common stock	2,842	—	7,384
Warrants to purchase common stock	92	—	7,574
Other dilutive securities	993	—	2,635

Diluted	292,141	286,167	314,233

As we recorded a net loss for 2008, we have revised our diluted earnings per share amounts for that period to exclude the impacts of common stock equivalents, as they are antidilutive. Thus, basic and diluted earnings per share for 2008 are equal.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 12 — Restructuring Charges

In conjunction with the reorganization of our business around our global brands, and the resulting centralization of locations and brand management, marketing and administrative personnel as well as certain customer operations centers, we recognized $34 million in restructuring charges during the year ended December 31, 2009. Restructuring charges related to our brand reorganization were substantially completed by the end of 2009.

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the restructuring activity for the year ended December 31, 2009:

	Employee Severance and Benefits	Other	Total
	(In thousands)
Accrued liability as of January 1, 2009	$—	$—	$—
Charges	31,018	3,150	34,168
Payments	(11,859)	(1,203)	(13,062)
Non-cash items	(103)	(629)	(732)

Accrued liability as of December 31, 2009	$19,056	$1,318	$20,374

NOTE 13 — Other Income (Expense)

Other, net

The following table presents the components of other, net:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Foreign exchange rate losses, net	$(29,900)	$(47,129)	$(22,047)
Equity gain (loss) of unconsolidated affiliates	1,185	(979)	(2,614)
Noncontrolling investment basis adjustment	(5,158)	—	—
Gain (loss) on derivative instruments assumed at Spin-Off	(38)	4,600	(5,748)
Federal excise tax refunds	—	—	12,058
Other	(1,453)	(670)	(256)

Total	$(35,364)	$(44,178)	$(18,607)

In 2009, in conjunction with the acquisition of additional interest in one of our equity method investments, we remeasured our previously held equity interest to fair value and recognized the resulting loss of $5 million.

In 2008, in connection with the closing of an acquisition and the related holding of euros to economically hedge the purchase price, we recognized a net loss of $21 million, included in foreign exchange rate losses, net.

As a result of the Spin-Off, we assumed certain obligations of IAC related to IAC’s Ask Jeeves Notes. When holders of the Ask Jeeves Notes converted their notes, they received shares of both IAC and Expedia common stock. Under the terms of the Spin-Off, we were obligated to issue shares of our common stock to IAC for delivery to the holders of the Ask Jeeves Notes, or pay cash in equal value, in lieu of issuing such shares, at our option. This obligation represented a derivative liability on our consolidated balance sheet because it was not indexed solely to shares of our common stock. We recorded the fair value of this derivative obligation on our consolidated balance sheets with any changes in fair value recorded in our consolidated statements of operations in other, net. The estimated fair value of this liability fluctuated primarily based on changes in the price of our common stock. In 2008, the remainder of these notes converted and we released approximately 0.5 million shares of our common stock with a fair value of $11 million to satisfy the final conversion requirements. In 2008 and 2007, we recognized net gains (losses) of $4 million and $(5) million related to these Ask Jeeves Notes. As of June 1, 2008, we had no further obligations related to the Ask Jeeves Notes.

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

acquisition of the subsidiary. We recorded $12 million to other, net for taxes remitted on airline ticket sales prior to the acquisition and total interest earned on all underlying tax remittances.

NOTE 14 — Commitments and Contingencies

Letters of Credit, Purchase Obligations and Guarantees

We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2009:

	Total	By Period
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Purchase obligations	$58,392	$32,255	$26,137	$—	$—
Guarantees	64,998	64,962	36	—	—
Letters of credit	42,033	42,033	—	—	—

	$165,423	$139,250	$26,173	$—	$—

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

Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no claims made against any stand-by LOCs during the years ended December 31, 2009, 2008 and 2007.

Lease Commitments

We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2018. For the years ended December 31, 2009, 2008 and 2007, we recorded rental expense of $50 million, $49 million and $33 million.

The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2009, in thousands:

2010	$37,960
2011	35,082
2012	33,779
2013	29,132
2014	25,515
2015 and thereafter	69,121

$230,589

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

Litigation Relating to Hotel Occupancy Taxes.    Fifty-five lawsuits have been filed by cities and counties involving hotel occupancy taxes. In addition, there are five pending consumer lawsuits relating to taxes or fees. The municipality and consumer lawsuits are in various stages ranging from responding to the complaint to discovery. We continue to defend these lawsuits vigorously. To date, eighteen of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Seven dismissals (Pitt County, North Carolina; City of Madison, Wisconsin; City of Orange, Texas; Fayetteville, Arkansas: Houston, Texas; Louisville, Kentucky; and Township of Lyndhurst, New Jersey) were based on a finding that the defendants were not subject to the local hotel occupancy tax ordinance. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes in the amount of $21 million and $20 million at December 31, 2009 and 2008, respectively. Our reserve is based on our best estimate and the ultimate resolution of these issues may be greater or less than the liabilities recorded.

In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that taxpayers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay-to-play.” These jurisdictions may attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of similar tax ordinances. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we will continue to defend our position vigorously. During 2009, we expensed and paid approximately $48 million to the City of San Francisco for amounts assessed for hotel occupancy tax, including penalties and interest, from January 2000 to March 2009. We paid such amounts in order to be allowed to pursue litigation challenging whether we are required to pay hotel occupancy tax on the portion of the customer payment we retain as compensation and, if so, the actual amounts owed. We do not believe that the amounts we retain as compensation are subject to the city’s hotel occupancy tax ordinance. If we prevail in the litigation, the city will be required to repay these amounts, plus interest. During the first quarter of 2009, the California Superior Court for Orange County determined we are not required to make a payment in order to litigate in Anaheim, California.

Class Action Lawsuit.    We are a defendant in a class action lawsuit filed in Seattle, Washington alleging that certain practices related to our service fees breached our Terms of Use and violated Washington’s Consumer Protection Act from 2001 through 2008. In May 2009, the court granted the plaintiffs’ motion for summary judgment on their breach of contract claim, without the benefit of an actual trial on the merits, and denied the

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

plaintiffs’ motion for summary judgment on their Consumer Protection Act claim. The court concluded that the damages for the alleged breach were approximately $185 million. We have entered into a Settlement Agreement providing for the settlement of all claims alleged in the lawsuit. The Settlement Agreement was approved by the court on December 1, 2009. The court’s order approving the Settlement Agreement has been appealed by third parties. We have denied and continue to deny all of the allegations and claims asserted in the lawsuit, including claims that the plaintiffs have suffered any harm or damages. We do not admit liability or the truth of any of the allegations in the lawsuit and are settling the case to avoid costly and time-consuming litigation. We have estimated the range of possible loss associated with the settlement to be $19 million to $134 million and have $19 million accrued as of December 31, 2009, our best estimate of the low end of the range of the probable costs associated with the settlement. The terms of the Settlement Agreement provided the class members the option to elect settlement in cash. For those not electing cash, amounts will be settled in coupons. The period during which to make this election ended on January 1, 2010. The $19 million settlement liability includes an estimated coupon redemption rate. Any difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect this difference to be material.

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

In addition, in conjunction with the Spin-Off, we entered into a joint ownership and cost sharing agreement with IAC, under which IAC transferred to us 50% ownership in an airplane, which is available for use by both companies. We share equally in capital costs; operating costs are pro-rated based on actual usage. In May 2006, the airplane was placed in service and is being depreciated over 10 years. As of December 31, 2009 and 2008, the net basis in our ownership interest was $17 million and $18 million recorded in long-term investments and other assets. In 2009 and 2008, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplane were nominal.

On August 20, 2008, IAC completed its plan to separate into five publicly traded companies. With this separation, our related party transactions with the newly constituted IAC have been immaterial and we expect this trend to continue on a go-forward basis.

NOTE 16 — Segment Information

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

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following tables present our segment information for the years ended December 31, 2009, 2008 and 2007. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2009
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,634,766	$212,375	$108,285	$—	$2,955,426
Intersegment revenue	—	139,714	—	(139,714)	—

Revenue	$2,634,766	$352,089	$108,285	$(139,714)	$2,955,426

Operating Income Before Amortization	$856,967	$195,933	$1,350	$(292,718)	$761,532
Amortization of intangible assets	—	—	—	(37,681)	(37,681)
Stock-based compensation	—	—	—	(61,661)	(61,661)
Restructuring charges	—	—	—	(34,168)	(34,168)
Occupancy tax assessments and legal reserves	—	—	—	(67,658)	(67,658)
Realized loss on revenue hedges	—	—	—	11,050	11,050

Operating income (loss)	$856,967	$195,933	$1,350	$(482,836)	571,414

Other expense, net					(113,391)

Income before income taxes					458,023
Provision for income taxes					(154,400)

Net income					303,623
Net income attributable to noncontrolling interests					(4,097)

Net income attributable to Expedia, Inc.					$299,526

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Year ended December 31, 2008
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,626,814	$200,578	$109,621	$—	$2,937,013
Intersegment revenue	—	97,668	—	(97,668)	—

Revenue	$2,626,814	$298,246	$109,621	$(97,668)	$2,937,013

Operating Income Before Amortization	$844,546	$150,036	$4,763	$(301,571)	$697,774
Amortization of intangible assets	—	—	—	(69,436)	(69,436)
Impairment of goodwill	—	—	—	(2,762,100)	(2,762,100)
Impairment of intangible and other long-lived assets	—	—	—	(233,900)	(233,900)
Stock-based compensation	—	—	—	(61,291)	(61,291)

Operating income (loss)	$844,546	$150,036	$4,763	$(3,428,298)	(2,428,953)

Other expense, net					(85,751)

Loss before income taxes					(2,514,704)
Provision for income taxes					(5,966)

Net loss					(2,520,670)
Net loss attributable to noncontrolling interests					2,907

Net loss attributable to Expedia, Inc.					$(2,517,763)

	Year ended December 31, 2007
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,448,851	$125,211	$91,270	$—	$2,665,332
Intersegment revenue	—	77,180	—	(77,180)	—

Revenue	$2,448,851	$202,391	$91,270	$(77,180)	$2,665,332

Operating Income Before Amortization	$842,302	$103,939	$2,732	$(279,486)	$669,487
Amortization of intangible assets	—	—	—	(77,569)	(77,569)
Stock-based compensation	—	—	—	(62,849)	(62,849)

Operating income (loss)	$842,302	$103,939	$2,732	$(419,904)	529,069

Other expense, net					(32,085)

Income before income taxes					496,984
Provision for income taxes					(203,114)

Net income					293,870
Net loss attributable to noncontrolling interests					1,994

Net income attributable to Expedia, Inc.					$295,864

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

Geographic Information

The following table presents revenue by geographic area, the United States and all other countries, for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Revenue
United States	$1,865,996	$1,937,068	$1,811,922
All other countries	1,089,430	999,945	853,410

	$2,955,426	$2,937,013	$2,665,332

The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
	(In thousands)
Property and equipment, net
United States	$208,190	$219,543
All other countries	28,630	28,411

	$236,820	$247,954

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 17 — Valuation and Qualifying Accounts

The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees.

Description	Balance of Beginning of Period	Charges to Earnings	Charges to Other Accounts	Deductions	Balance at End of Period
	(In thousands)
2009
Allowance for doubtful accounts	$12,584	$4,879	$629	$(3,530)	$14,562
Other reserves	5,842				6,599
2008
Allowance for doubtful accounts	$6,081	$6,121	$1,974	$(1,592)	$12,584
Other reserves	6,300				5,842
2007
Allowance for doubtful accounts	$4,874	$4,289	$395	$(3,477)	$6,081
Other reserves	6,046				6,300

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 18 — Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Year ended December 31, 2009
Revenue	$635,712	$769,768	$852,428	$697,518
Operating income	92,947	114,642	222,974	140,851
Net income attributable to Expedia, Inc.	39,384	40,902	117,014	102,226
Basic earnings per share(1)	$0.14	$0.14	$0.41	$0.35
Diluted earnings per share(1)	0.14	0.14	0.40	0.35
Year ended December 31, 2008
Revenue	$687,817	$795,048	$833,337	$620,811
Operating income (loss)(2)	89,998	170,541	199,586	(2,889,078)
Net income (loss) attributable to Expedia, Inc.(2)	51,306	96,089	94,824	(2,759,982)
Basic earnings per share(1)	$0.18	$0.34	$0.33	$(9.62)
Diluted earnings per share(1)	0.17	0.33	0.33	(9.62)

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year. As we recorded a net loss for the fourth quarter of 2008, we have revised our diluted earnings per share amounts for that period to exclude the impacts of common stock equivalents, as they are antidilutive. Thus, basic and diluted earnings per share for the fourth quarter of 2008 are equal.

(2)	Included as part of operating loss and net loss attributable to Expedia, Inc. for the fourth quarter of 2008 is an approximately $3 billion impairment charge related to goodwill, intangible and other long-lived assets. In addition, the fourth quarter of 2008 was impacted by a $7 million adjustment related to intangible amortization which should have been included in prior quarterly periods of 2008.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,512,127	$844,657	$(401,358)	$2,955,426

Costs and expenses:
Cost of revenue	—	498,963	112,545	(4,257)	607,251
Selling and marketing	—	1,012,265	411,697	(396,900)	1,027,062
Technology and content	—	253,386	66,340	(18)	319,708
General and administrative	—	179,014	111,653	(183)	290,484
Amortization of intangible assets	—	10,599	27,082	—	37,681
Occupancy tax assessments and legal reserves	—	67,658	—	—	67,658
Restructuring charges	—	8,761	25,407	—	34,168

Operating income	—	481,481	89,933	—	571,414

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	347,786	21,715	—	(369,501)	—
Other, net	(72,780)	(5,129)	(35,482)	—	(113,391)

Total other income (expense), net	275,006	16,586	(35,482)	(369,501)	(113,391)

Income before income taxes	275,006	498,067	54,451	(369,501)	458,023
Provision for income taxes	24,520	(147,124)	(31,796)	—	(154,400)

Net income	299,526	350,943	22,655	(369,501)	303,623
Net income attributable to noncontrolling interests	—	—	(4,097)	—	(4,097)

Net income attributable to Expedia, Inc.	$299,526	$350,943	$18,558	$(369,501)	$299,526

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,618,064	$740,027	$(421,078)	$2,937,013

Costs and expenses:
Cost of revenue	—	534,330	108,928	(4,549)	638,709
Selling and marketing	—	1,080,596	441,189	(416,448)	1,105,337
Technology and content	—	234,444	53,103	216	287,763
General and administrative	—	174,935	94,083	(297)	268,721
Amortization of intangible assets	—	52,928	16,508	—	69,436
Impairment of goodwill	—	2,592,672	169,428	—	2,762,100
Impairment of intangible and other long-lived assets	—	198,541	35,359	—	233,900

Operating loss	—	(2,250,382)	(178,571)	—	(2,428,953)

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	(2,490,324)	(138,939)	—	2,629,263	—
Other, net	(50,648)	(13,719)	(21,384)	—	(85,751)

Total other expense, net	(2,540,972)	(152,658)	(21,384)	2,629,263	(85,751)

Loss before income taxes	(2,540,972)	(2,403,040)	(199,955)	2,629,263	(2,514,704)
Provision for income taxes	23,209	(83,849)	54,674	—	(5,966)

Net loss	(2,517,763)	(2,486,889)	(145,281)	2,629,263	(2,520,670)
Net loss attributable to noncontrolling interests	—	—	2,907	—	2,907

Net loss attributable to Expedia, Inc.	$(2,517,763)	$(2,486,889)	$(142,374)	$2,629,263	$(2,517,763)

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,439,218	$598,594	$(372,480)	$2,665,332

Operating expenses:
Cost of revenue	—	474,500	95,449	(4,893)	565,056
Selling and marketing	—	998,769	364,213	(367,767)	995,215
Technology and content	—	205,721	40,362	(20)	246,063
General and administrative	—	173,928	78,232	200	252,360
Amortization of intangible assets	—	69,828	7,741	—	77,569

Operating income	—	516,472	12,597	—	529,069

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	326,003	8,230	—	(334,233)	—
Other, net	(44,080)	12,448	(462)	9	(32,085)

Total other income (expense), net	281,923	20,678	(462)	(334,224)	(32,085)

Income before income taxes	281,923	537,150	12,135	(334,224)	496,984
Provision for income taxes	13,941	(207,877)	(9,178)	—	(203,114)

Net income	295,864	329,273	2,957	(334,224)	293,870
Net loss attributable to noncontrolling interests	—	—	1,994	—	1,994

Net income attributable to Expedia, Inc.	$295,864	$329,273	$4,951	$(334,224)	$295,864

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$95,846	$1,643,085	$420,379	$(934,261)	$1,225,049
Investment in subsidiaries	4,163,845	590,536	—	(4,754,381)	—
Intangible assets, net	—	684,367	138,664	—	823,031
Goodwill	—	3,057,942	546,052	—	3,603,994
Other assets, net	3,128	199,838	82,116	—	285,082

TOTAL ASSETS	$4,262,819	$6,175,768	$1,187,211	$(5,688,642)	$5,937,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$618,007	$1,621,449	$529,862	$(934,261)	$1,835,057
Long-term debt	895,086	—	—	—	895,086
Other liabilities	—	377,821	79,466	—	457,287
Stockholders’ equity	2,749,726	4,176,498	577,883	(4,754,381)	2,749,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,262,819	$6,175,768	$1,187,211	$(5,688,642)	$5,937,156

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$42,084	$1,784,614	$348,496	$(976,480)	$1,198,714
Investment in subsidiaries	3,799,986	545,401	—	(4,345,387)	—
Intangible assets, net	—	687,786	145,633	—	833,419
Goodwill	—	3,015,958	522,611	—	3,538,569
Other assets, net	4,063	214,663	104,821	—	323,547

TOTAL ASSETS	$3,846,133	$6,248,422	$1,121,561	$(5,321,867)	$5,894,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$570,621	$1,433,356	$538,671	$(976,480)	$1,566,168
Long-term debt	894,548	—	—	—	894,548
Credit facility	—	650,000	—	—	650,000
Other liabilities	—	355,561	47,008	—	402,569
Stockholders’ equity	2,380,964	3,809,505	535,882	(4,345,387)	2,380,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,846,133	$6,248,422	$1,121,561	$(5,321,867)	$5,894,249

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$586,275	$89,729	$676,004

Investing activities:
Capital expenditures, including internal-use software and website development	—	(74,015)	(18,002)	(92,017)
Purchase of short-term investments	—	—	(45,903)	(45,903)
Maturities of short-term investments	—	—	93,092	93,092
Acquisitions, net of cash acquired	—	—	(45,007)	(45,007)
Other, net	—	49,339	(7,323)	42,016

Net cash used in investing activities	—	(24,676)	(23,143)	(47,819)

Financing activities:
Credit facility repayments	—	(650,000)	—	(650,000)
Transfers (to) from related parties	(9,149)	1,178	7,971	—
Other, net	9,149	(10,213)	(9,268)	(10,332)

Net cash used in financing activities	—	(659,035)	(1,297)	(660,332)
Effect of exchange rate changes on cash and cash equivalents	—	(22,050)	31,329	9,279

Net increase (decrease) in cash and cash equivalents	—	(119,486)	96,618	(22,868)
Cash and cash equivalents at beginning of year	—	538,341	127,071	665,412

Cash and cash equivalents at end of year	$—	$418,855	$223,689	$642,544

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$241,282	$279,406	$520,688

Investing activities:
Capital expenditures, including internal-use software and website development	—	(133,842)	(25,985)	(159,827)
Acquisitions, net of cash acquired	—	—	(538,439)	(538,439)
Purchase of short-term investments	—	—	(92,923)	(92,923)
Net settlement of foreign currency forwards	—	(55,175)	—	(55,175)
Reclassification of Reserve Primary Fund holdings	—	(80,360)	—	(80,360)
Distribution from Reserve Primary Fund	—	64,387	—	64,387
Other, net	—	(157)	2,936	2,779

Net cash used in investing activities	—	(205,147)	(654,411)	(859,558)

Financing activities:
Credit facility borrowings	—	740,000	—	740,000
Credit facility repayments	—	(675,000)	—	(675,000)
Proceeds from issuance of long-term debt, net of issuance costs	392,348	—	—	392,348
Transfers (to) from related parties	(386,108)	115,955	270,153	—
Other, net	(6,240)	12,035	1,658	7,453

Net cash provided by financing activities	—	192,990	271,811	464,801
Effect of exchange rate changes on cash and cash equivalents	—	(69,983)	(7,922)	(77,905)

Net increase (decrease) in cash and cash equivalents	—	159,142	(111,116)	48,026
Cash and cash equivalents at beginning of year	—	379,199	238,187	617,386

Cash and cash equivalents at end of year	$—	$538,341	$127,071	$665,412

Expedia, Inc.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$610,105	$101,964	$712,069

Investing activities:
Capital expenditures, including internal-use software and website development	—	(72,263)	(14,395)	(86,658)
Other, net	—	(39,695)	(53,153)	(92,848)

Net cash used in investing activities	—	(111,958)	(67,548)	(179,506)

Financing activities:
Borrowings on credit facility	—	755,000	—	755,000
Repayments on credit facility	—	(170,000)	—	(170,000)
Treasury stock activity	(1,397,173)	—	—	(1,397,173)
Transfers (to) from related parties	1,399,386	(1,399,386)	—	—
Excess tax benefit on equity awards	95,702	—	—	95,702
Withholding taxes for stock option exercises	(121,208)	—	—	(121,208)
Other, net	23,293	14,798	9,609	47,700

Net cash provided by (used in) financing activities	—	(799,588)	9,609	(789,979)
Effect of exchange rate changes on cash and cash equivalents	—	22,100	(572)	21,528

Net increase (decrease) in cash and cash equivalents	—	(279,341)	43,453	(235,888)
Cash and cash equivalents at beginning of year	—	658,540	194,734	853,274

Cash and cash equivalents at end of year	$—	$379,199	$238,187	$617,386

Index to Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005
3.1	Amended and Restated Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	08/15/2005
3.2	Certificate of Designations of Expedia, Inc. Series A Cumulative Convertible Preferred Stock		8-K	000-51447	3.2	08/15/2005
3.3	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005
4.1	Equity Warrant Agreement, dated as of May 7, 2002, between IAC/InterActiveCorp and The Bank of New York, as equity warrant agent.		8-K**	000-20570	4.1	05/17/2002
4.2	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006
4.3	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007
10.1	Governance Agreement, by and among Expedia, Inc., Liberty Media Corporation and Barry Diller, dated as of August 9, 2005		10-Q	000-51447	10.6	11/14/2005
10.2	First Amendment to Governance Agreement, dated as of June 19, 2007, among Expedia, Inc., Liberty Media Corporation and Barry Diller		8-K	000-51447	10.1	06/19/2007
10.3	Stockholders Agreement, by and between Liberty Media Corporation and Barry Diller, dated as of August 9, 2005		8-K	000-51447	10.7	11/14/2005
10.4	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005
10.5	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
10.6	Credit Agreement dated as of February 8, 2010, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; TripAdvisor LLC, a Delaware limited liability company, Hotwire, Inc., a Delaware corporation, the Lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.		8-K	000-51447	99.1	02/11/2010
10.7	Credit Agreement dated as of July 8, 2005, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, Inc., a Nevada corporation, hotels.com, a Delaware corporation and Hotwire, Inc., a Delaware corporation, as Borrowers; the Lenders party thereto; Bank of America, N.A., as Syndication Agent; Wachovia Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents; JPMorgan Chase Bank, N.A., as Administrative Agent; and J.P. Morgan Europe Limited, as London Agent (“Credit Agreement”)		8-K	333-124303-01	10.1	07/14/2005
10.8	First Amendment to Credit Agreement, dated as of December 7, 2006		SC TO	005-80935	(b)(2)	12/11/2006
10.9	Second Amendment to Credit Agreement, dated as of December 18, 2006		SC TO/A	005-80935	(b)(3)	12/22/2006
10.10	Third Amendment to Credit Agreement, dated as of August 7, 2007		8-K	000-51447	10.1	08/08/2007
10.11	Fourth Amendment, to Credit Agreement, dated as of February 18, 2009		10-Q	000-51447	10.1	04/30/2009
10.12	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007
10.13*	Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	000-51447	Appendix A	04/22/2009

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
10.14*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	02/19/2009
10.15*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.9	11/14/2005
10.16*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Domestic Employees)		10-Q	000-51447	10.24	11/14/2006
10.17*	Form of Expedia, Inc. Stock Option Agreement (Domestic Employees)		10-Q	000-51447	10.2	04/30/2009
10.18*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Installment Vesting)		10-Q	000-51447	10.3	04/30/2009
10.19*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Cliff Vesting)		10-Q	000-51447	10.4	04/30/2009
10.20*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements		10-Q	000-51447	10.1	05/09/2007
10.21*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	02/19/2009
10.22*	Expedia Restricted Stock Unit Agreement between Dara Khosrowshahi and Expedia, Inc., dated March 7, 2006		10-K	000-51447	10.16	03/31/2006
10.23*	Amendment Agreement between Dara Khosrowshahi and Expedia, Inc., dated December 31, 2008		10-K	000-51447	10.19	02/19/2009
10.24*	Employment Agreement between Michael B. Adler and Expedia, Inc., effective as of May 16, 2006		10-Q	000-51447	10.19	11/14/2006
10.25*	Expedia, Inc. Restricted Stock Unit Agreement between Expedia, Inc. and Michael B. Adler, effective as of May 16, 2006		10-Q	000-51447	10.20	11/14/2006
10.26*	Amendment to Employment Agreement and Restricted Stock Unit Agreements between Expedia, Inc. and Michael B. Adler, dated December 31, 2008		10-K	000-51447	10.22	02/19/2009
10.27*	Employment Agreement by and between Burke Norton and Expedia, Inc., effective October 25, 2006		10-Q	000-51447	10.21	11/14/2006
10.28*	Expedia, Inc. Restricted Stock Unit Agreement (First Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.22	11/14/2006

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
10.29*	Expedia, Inc. Restricted Stock Unit Agreement (Second Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.23	11/14/2006
10.30*	Amendment to Employment Agreement and Restricted Stock Unit Agreements between Expedia, Inc. and Burke Norton, dated December 31, 2008		10-K	000-51447	10.26	02/19/2009
10.31*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005
10.32*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005
10.33*	Employment Agreement by and between Pierre Samec and Expedia, Inc., effective August 7, 2007		10-K	000-51447	10.29	02/22/2008
10.34*	First Amendment to Employment Agreement between Pierre V. Samec and Expedia, Inc., dated October 27, 2008		10-K	000-51447	10.31	02/19/2009
21	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates reference to filing of IAC/InterActiveCorp

Certain instruments defining the rights of certain holders of long-term debt securities of Expedia, Inc. are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. Expedia, Inc. hereby agrees to furnish copies of these instruments to the Securities Exchange Commission upon request.

E-4