Form 10-Q
period 2010-03-31
Expedia, Inc.
filed 2010-04-30
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 16, 2010 was:

Common stock, $0.001 par value per share	258,440,376 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2010

Part I.	Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue	$717,919	$635,712

Costs and expenses:
Cost of revenue (1)	158,030	143,513
Selling and marketing (1)	280,838	235,884
Technology and content (1)	86,791	77,672
General and administrative (1)	71,058	67,909
Amortization of intangible assets	9,028	9,069
Restructuring charges	—	8,718

Operating income	112,174	92,947

Other income (expense):
Interest income	595	2,671
Interest expense	(21,203)	(21,645)
Other, net	568	(6,947)

Total other expense, net	(20,040)	(25,921)

Income before income taxes	92,134	67,026
Provision for income taxes	(31,535)	(27,272)

Net income	60,599	39,754
Net income attributable to noncontrolling interests	(1,204)	(370)

Net income attributable to Expedia, Inc.	$59,395	$39,384

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.21	$0.14
Diluted	0.20	0.14

Shares used in computing earnings per share:
Basic	288,602	287,344
Diluted	294,502	287,875

Dividends declared per common share	$0.07	$—

(1)	Includes stock-based compensation as follows:

Cost of revenue	$789	$711
Selling and marketing	4,317	3,991
Technology and content	4,381	5,176
General and administrative	9,405	8,694

Total stock-based compensation	$18,892	$18,572

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$997,461	$642,544
Restricted cash and cash equivalents	17,764	14,072
Short-term investments	46,503	45,849
Accounts receivable, net of allowance of $14,830 and $14,562	376,669	307,817
Prepaid merchant bookings	150,176	88,971
Prepaid expenses and other current assets	124,805	125,796

Total current assets	1,713,378	1,225,049
Property and equipment, net	235,876	236,820
Long-term investments and other assets	77,844	48,262
Intangible assets, net	809,190	823,031
Goodwill	3,584,183	3,603,994

TOTAL ASSETS	$6,420,471	$5,937,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$711,975	$652,893
Accounts payable, other	185,651	160,471
Deferred merchant bookings	1,271,819	679,305
Deferred revenue	24,634	17,204
Accrued expenses and other current liabilities	250,556	325,184

Total current liabilities	2,444,635	1,835,057
Long-term debt	895,228	895,086
Deferred income taxes, net	230,107	223,959
Other long-term liabilities	243,634	233,328

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	346	343
Authorized shares: 1,600,000
Shares issued: 345,975 and 342,812
Shares outstanding: 258,270 and 263,929
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	6,051,662	6,034,164
Treasury stock - Common stock, at cost	(1,936,749)	(1,739,198)
Shares: 87,705 and 78,883
Retained earnings (deficit)	(1,556,638)	(1,616,033)
Accumulated other comprehensive income (loss)	(19,833)	3,379

Total Expedia, Inc. stockholders’ equity	2,538,814	2,682,681
Noncontrolling interest	68,053	67,045

Total stockholders’ equity	2,606,867	2,749,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,420,471	$5,937,156

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities:
Net income	$60,599	$39,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	25,615	24,636
Amortization of stock-based compensation	18,892	18,572
Amortization of intangible assets	9,028	9,069
Deferred income taxes	6,962	365
Foreign exchange loss on cash and cash equivalents, net	13,083	4,620
Realized (gain) loss on foreign currency forwards	(1,762)	5,187
Other	4,777	1,555
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(85,135)	(60,198)
Prepaid merchant bookings, prepaid expenses and other current assets	(78,369)	(29,963)
Accounts payable, merchant	61,054	16,425
Accounts payable, other, accrued expenses and other current liabilities	(15,216)	(15,788)
Deferred merchant bookings	592,569	486,014
Deferred revenue	7,430	1,756

Net cash provided by operating activities	619,527	502,004

Investing activities:
Capital expenditures, including internal-use software and website development	(29,675)	(23,386)
Purchases of investments	(71,311)	—
Maturities of investments	45,836	2,903
Acquisitions, net of cash acquired	(246)	(2,412)
Distributions from Reserve Primary Fund	5,482	5,418
Net settlement of foreign currency forwards	1,762	(5,187)
Other, net	(676)	3,175

Net cash used in investing activities	(48,828)	(19,489)

Financing activities:
Credit facility repayments	—	(650,000)
Payment of dividends to stockholders	(20,220)	—
Treasury stock activity	(197,551)	(4,164)
Proceeds from exercise of equity awards	25,965	40
Excess tax benefit on equity awards	4,193	12
Changes in restricted cash and cash equivalents	(3,692)	(8,652)
Other, net	(9,203)	(5,714)

Net cash used in financing activities	(200,508)	(668,478)
Effect of exchange rate changes on cash and cash equivalents	(15,274)	(4,215)

Net increase (decrease) in cash and cash equivalents	354,917	(190,178)
Cash and cash equivalents at beginning of period	642,544	665,412

Cash and cash equivalents at end of period	$997,461	$475,234

Supplemental cash flow information
Cash paid for interest	$37,517	$38,679
Income tax payments, net	5,040	36,840

See accompanying notes.

Notes to Consolidated Financial Statements

March 31, 2010

(Unaudited)

Note 1 – Basis of Presentation

Description of Business

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.comTM, TripAdvisor® Media Network, Expedia® Affiliate Network, Classic Vacations, Expedia Local Expert, Egencia TM, Expedia® CruiseShipCenters®, eLongTM, Inc. (“eLong”) and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

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

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission (“SEC”).

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

Reclassifications

We have reclassified certain amounts related to our prior period results to conform to our current period presentation.

Seasonality

We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue in our

Notes to Consolidated Financial Statements—(Continued)

merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter.

Note 2 – Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

On January 1, 2010, we adopted the new Financial Accounting Standards Board (“FASB”) guidance on the consolidation of variable interest entities. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this guidance did not materially impact our consolidated financial statements.

On January 1, 2010, we adopted the new FASB guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance was effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not materially impact our consolidated financial statements nor do we expect the adoption of the additional guidance surrounding Level 3 reconciliations to have a material impact on our consolidated financial statements in the future.

New Accounting Pronouncements

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

Note 3 – Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$624,534	$624,534	$—
Investments:
Time deposits	36,463	—	36,463
Corporate debt securities	34,668	—	34,668
Foreign currency forward contracts	2,420	—	2,420

Total assets	$698,085	$624,534	$73,551

Notes to Consolidated Financial Statements—(Continued)

Financial assets measured at fair value on a recurring basis as of December 31, 2009 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$313,480	$313,480	$—
Investments:
Time deposits	45,849	—	45,849
Foreign currency forward contracts	680	—	680

Total assets	$360,009	$313,480	$46,529

The levels of fair value hierarchy are described as follows:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 —Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets considered a Level 2 input.

As of March 31, 2010 and December 31, 2009, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less as well as bank account balances.

During the first quarter of 2010, we began investing in investment grade corporate debt securities all of which are classified as available for sale and recorded at fair value with unrealized holding gains and losses recorded, net of tax, as a component of accumulated other comprehensive income. Available for sale securities with remaining maturities of less than one year are classified as short-term within short-term investments on the consolidated balance sheet; and all other available for sale securities with maturities ranging from one year to two years are classified as long-term within long-term investments and other assets on the consolidated balance sheet. As of March 31, 2010, we had $10 million of short-term and $25 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value.

In addition, we hold time deposit investments with financial institutions with original maturities of greater than 90 days but less than one year; the balance of which was $36 million as of March 31, 2010 and $46 million as of December 31, 2009 included within short-term investments on the consolidated balance sheets. Of the total time deposit investments, $1 million related to balances held by eLong as of March 31, 2010 and the entire balance at December 31, 2009 was held by eLong.

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term

Notes to Consolidated Financial Statements—(Continued)

and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of March 31, 2010, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $131 million. We had net forward assets of $2 million and $1 million recorded in prepaid and other current assets as of March 31, 2010 and December 31, 2009. We recorded $4 million and $2 million in net gains from foreign currency forward contracts during the three months ended March 31, 2010 and 2009.

Note 4 – Debt

The following table sets forth our outstanding debt:

	March 31, 2010	December 31, 2009
	(In thousands)
8.5% senior notes due 2016, net of discount	$395,228	$395,086
7.456% senior notes due 2018	500,000	500,000

Long-term debt	$895,228	$895,086

Long-term Debt

Our $400 million of senior unsecured notes outstanding at March 31, 2010 are due in July 2016 and bear interest at 8.5% (the “8.5% Notes”). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year. The 8.5% Notes include covenants that limit our ability under certain circumstances to (i) incur additional indebtedness, (ii) pay dividends or make restricted payments, (iii) dispose of assets, (iv) create or incur liens, (v) enter into sale/leaseback transactions and (vi) merge or consolidate with or into another entity. Certain of these covenants in the 8.5% Notes, including the covenants limiting under certain circumstances our ability to incur additional indebtedness, pay dividends or make restricted payments and dispose of assets, will be suspended during any time that the 8.5% Notes have an investment grade rating from both Standard and Poor’s and Moody’s and no default exists under the 8.5% Note indenture. The 8.5% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. Prior to July 1, 2011, in the event of a qualified equity offering, we may redeem up to 35% of the 8.5% Notes at a redemption price of 108.5% of the principal plus accrued interest. Additionally, we may redeem the 8.5% Notes prior to July 1, 2012 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. On or after July 1, 2012, we may redeem the 8.5% Notes in whole or in part at specified prices ranging from 104.250% to 100% of the principal plus accrued interest.

Our $500 million in registered senior unsecured notes outstanding at March 31, 2010 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes include covenants that limit our ability (i) to enter into sale/leaseback transactions, (ii) to create or incur liens and (iii) to merge or consolidate with or into another entity. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part at any time at our option.

Based on quoted market prices, the fair value of our 7.456% Notes was approximately $558 million and $546 million as of March 31, 2010 and December 31, 2009, and the fair value of the 8.5% Notes was approximately $442 million and $431 million as of March 31, 2010 and December 31, 2009.

The 7.456% and 8.5% Notes are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 11 — Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the 7.456% and 8.5% Notes was $13 million and $31 million as of March 31, 2010 and December 31, 2009.

Notes to Consolidated Financial Statements—(Continued)

Credit Facility

In February 2010, we entered into a new $750 million, three-year unsecured revolving credit facility (“the facility”) with a group of lenders, replacing our prior $1 billion credit facility (“prior facility”). The facility is unconditionally guaranteed by certain domestic Expedia subsidiaries, which are the same as under the 7.456% and 8.5% Notes. As of March 31, 2010, we had no borrowings outstanding under the facility and as of December 31, 2009, we had no borrowings outstanding under the prior facility. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 300 basis points and undrawn amounts bearing interest at 50 basis points as of March 31, 2010. The facility contains financial covenants consisting of a leverage ratio and a minimum interest coverage ratio. We incurred approximately $8 million in fees associated with the facility, which will be amortized over its life of three years.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of March 31, 2010, and December 31, 2009, there was $53 million (of which $30 million related to the facility and $23 million related to the prior facility) and $42 million of outstanding stand-by LOCs issued under the respective facilities.

Note 5 – Stockholders’ Equity

Share Repurchases

In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchase. During the first quarter of 2010, we repurchased 8.4 million shares under this authorization for a total cost of $188 million, representing an average repurchase price of $22.46 per share. As of March 31, 2010, 11.6 million shares remain authorized for repurchase.

Dividends on our Common Stock

In the first quarter of 2010, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid a quarterly cash dividend of $0.07 per share of outstanding common stock payable to stockholders of record as of the close of business on March 11, 2010. In addition, on April 27, 2010, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock to stockholders of record as of the close of business on May 27, 2010. Future declarations of dividends are subject to final determination of our Board of Directors.

Stock-based Awards

Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and stock options. Our RSUs generally vest over five years and our stock options generally vest over four years.

As of March 31, 2010, we had stock-based awards outstanding representing approximately 27 million shares of our common stock consisting of options to purchase approximately 22 million shares of our common stock with a weighted average exercise price of $16.95 and weighted average remaining life of 5.8 years and approximately 5 million RSUs.

Annual employee stock-based award grants typically occur during the first quarter of each year. In 2009, we began awarding stock options as our primary form of stock-based compensation. During the three months ended March 31, 2010, we granted 6 million stock options. During the three months ended March 31, 2009, we granted 10 million stock options and 1 million RSUs.

Notes to Consolidated Financial Statements—(Continued)

The fair value of the stock options granted during the three months ended March 31, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.21%
Expected volatility	51.79%
Expected life (in years)	4.73
Dividend yield	1.25%
Weighted-average estimated fair value of options granted	$9.28

Our expected dividend rate was zero prior to our first dividend declaration on February 10, 2010 as we did not historically pay cash dividends on our common stock and did not anticipate doing so for the foreseeable future. For stock options granted after February 10, 2010, including our annual employee grants, we used an annualized dividend yield based on the first quarterly per share dividend declared by our Executive Committee, acting on behalf of the Board of Directors.

Comprehensive Income

Comprehensive income was $36 million and $14 million for the three months ended March 31, 2010 and 2009. The primary difference between net income attributable to Expedia, Inc. as reported and comprehensive income was foreign currency translation adjustments.

Note 6 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended March 31,
	2010	2009
	(In thousands, except per share data)
Net income attributable to Expedia, Inc.	$59,395	$39,384

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.21	$0.14
Diluted	0.20	0.14

Weighted average number of shares outstanding:
Basic	288,602	287,344

Dilutive effect of:
Options to purchase common stock	4,485	113
Other dilutive securities	1,415	418

Diluted	294,502	287,875

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 7 – Restructuring Charges

During the three months ended March 31, 2009, in conjunction with the reorganization of our business around our global brands, we recognized $9 million in restructuring charges. Restructuring charges related to our brand reorganization were substantially completed by the end of 2009 for a total expense of $34 million, the majority of which will be paid by the end of 2010. There were no restructuring charges recognized for the three months ended March 31, 2010.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the restructuring liability activity for the three months ended March 31, 2010:

	Employee Severance and Benefits	Other	Total
	(In thousands)
Accrued liability as of January 1, 2010	$19,056	$1,318	$20,374
Payments	(6,347)	(502)	(6,849)

Accrued liability as of March 31, 2010	$12,709	$816	$13,525

Note 8 – Income Taxes

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items. The 2010 effective rate is estimated to be lower than the 35% federal statutory rate primarily due to an increase in estimated earnings in jurisdictions outside of the United States, where our effective tax rate is lower than in the United States.

Note 9 – Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, we are a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Expedia. We also evaluate other potential contingent matters, including value-added tax, federal excise tax, transient occupancy or accommodation tax and similar matters.

Litigation Relating to Hotel Occupancy Taxes. Fifty-five lawsuits have been filed by cities and counties involving hotel occupancy taxes. In addition, there are three pending consumer lawsuits relating to taxes or fees. The municipality and consumer lawsuits are in various stages ranging from responding to the complaint to discovery. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, twenty of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Eight dismissals (Pitt County, North Carolina; City of Madison, Wisconsin; City of Orange, Texas; Fayetteville, Arkansas: Houston, Texas; Louisville, Kentucky; Township of Lyndhurst, New Jersey and Bowling Green, Kentucky) were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes in the amount of $21 million at March 31, 2010 and December 31, 2009. Our reserve is based on our best estimate and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded.

In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that taxpayers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay-to-play.” These jurisdictions may attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of similar tax ordinances. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. During 2009, we expensed and paid approximately $48 million to the City of San Francisco for amounts assessed for hotel occupancy tax, including penalties and interest, from January 2000 to March 2009. We paid such

Notes to Consolidated Financial Statements—(Continued)

amounts in order to be allowed to pursue litigation challenging whether we are required to pay hotel occupancy tax on the portion of the customer payment we retain as compensation and, if so, the actual amounts owed. We do not believe that the amounts we retain as compensation are subject to the city’s hotel occupancy tax ordinance. If we prevail in the litigation, the city will be required to repay these amounts, plus interest. During the first quarter of 2009, the California Superior Court for Orange County determined we are not required to make a payment in order to litigate in Anaheim, California. That decision was affirmed by the California Court of Appeals on March 24, 2010 and the California Supreme Court denied the city’s petition for review.

Class Action Lawsuit. The third party appeals to the court’s order approving the Settlement Agreement related to the Class Action lawsuit were dismissed on April 14, 2010. As of March 31, 2010, we had $18 million accrued for this settlement compared to $19 million as of December 31, 2009. We expect to pay $12 million of the settlement amount during the second quarter of 2010. The remaining $6 million settlement liability includes an estimated coupon redemption rate. Any difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect this difference to be material.

Note 10 – Segment Information

We have three reportable segments: Leisure, TripAdvisor Media Network and Egencia. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is Operating Income Before Amortization (“OIBA”). OIBA for our Leisure and Egencia segments includes allocations of certain expenses, primarily cost of revenue and facilities, and our Leisure segment includes the total costs of our Partner Services Group as well as the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant hotel revenue. We base the allocations primarily on transaction volumes and other usage metrics; this methodology is periodically evaluated and may change. We do not allocate certain shared expenses such as accounting, human resources, information technology and legal to our reportable segments. We include these expenses in Corporate and Eliminations.

Our Leisure segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Venere, eLong and Classic Vacations. Our TripAdvisor Media Network segment provides advertising services to travel suppliers on its websites, which aggregate traveler opinions and unbiased travel articles about cities, hotels, restaurants and activities in a variety of destinations through tripadvisor.com and its localized international versions as well as through its various travel media content properties within TripAdvisor Media Network. Our Egencia segment provides managed travel services to corporate customers in North America, Europe, and the Asia Pacific region.

Our segment disclosure includes intersegment revenues, which primarily consist of advertising and media services provided by our TripAdvisor Media Network segment to our Leisure segment. These intersegment transactions are recorded by each segment at estimated fair value as if the transactions were with third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within Corporate and Eliminations in the table below.

Corporate and Eliminations also includes unallocated corporate functions and expenses. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense and restructuring charges in Corporate and Eliminations.

Notes to Consolidated Financial Statements—(Continued)

The following tables present our segment information for the three months ended March 31, 2010 and 2009. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Three months ended March 31, 2010
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party Revenue	$612,630	$71,501	$33,788	$—	$717,919
Intersegment Revenue	—	42,081	—	(42,081)	—

Revenue	$612,630	$113,582	$33,788	$(42,081)	$717,919

Operating Income Before Amortization	$137,382	$66,461	$5,715	$(67,014)	$142,544
Amortization of intangible assets	—	—	—	(9,028)	(9,028)
Stock-based compensation	—	—	—	(18,892)	(18,892)
Realized gain on revenue hedges	(2,450)	—	—	—	(2,450)

Operating income (loss)	$134,932	$66,461	$5,715	$(94,934)	112,174

Other expense, net					(20,040)

Income before income taxes					92,134
Provision for income taxes					(31,535)

Net income					60,599
Net income attributable to noncontrolling interests					(1,204)

Net income attributable to Expedia, Inc.					$59,395

	Three months ended March 31, 2009
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party Revenue	$559,200	$51,473	$25,039	$—	$635,712
Intersegment Revenue	—	34,029	—	(34,029)	—

Revenue	$559,200	$85,502	$25,039	$(34,029)	$635,712

Operating Income Before Amortization	$150,883	$48,081	$(1,220)	$(67,957)	$129,787
Amortization of intangible assets	—	—	—	(9,069)	(9,069)
Stock-based compensation	—	—	—	(18,572)	(18,572)
Restructuring charges	—	—	—	(8,718)	(8,718)
Realized gain on revenue hedges	(481)	—	—	—	(481)

Operating income (loss)	$150,402	$48,081	$(1,220)	$(104,316)	92,947

Other expense, net					(25,921)

Income before income taxes					67,026
Provision for income taxes					(27,272)

Net income					39,754
Net income attributable to noncontrolling interests					(370)

Net income attributable to Expedia, Inc.					$39,384

We revised prior year OIBA by segment to conform to our current year presentation. There was no impact on consolidated OIBA as a result of these changes.

Notes to Consolidated Financial Statements—(Continued)

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$598,049	$215,511	$(95,641)	$717,919

Costs and expenses:
Cost of revenue	—	132,163	25,987	(120)	158,030
Selling and marketing	—	283,138	93,240	(95,540)	280,838
Technology and content	—	69,150	17,628	13	86,791
General and administrative	—	37,620	33,432	6	71,058
Amortization of intangible assets	—	3,463	5,565	—	9,028

Operating income	—	72,515	39,659	—	112,174

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	70,671	13,489	—	(84,160)	—
Other, net	(18,180)	22,347	(24,207)	—	(20,040)

Total other income (expense), net	52,491	35,836	(24,207)	(84,160)	(20,040)

Income before income taxes	52,491	108,351	15,452	(84,160)	92,134
Provision for income taxes	6,904	(36,027)	(2,412)	—	(31,535)

Net income	59,395	72,324	13,040	(84,160)	60,599
Net income attributable to noncontrolling interest	—	—	(1,204)	—	(1,204)

Net income attributable to Expedia, Inc.	$59,395	$72,324	$11,836	$(84,160)	$59,395

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$550,056	$164,313	$(78,657)	$635,712

Costs and expenses:
Cost of revenue	—	117,793	26,862	(1,142)	143,513
Selling and marketing	—	216,608	96,761	(77,485)	235,884
Technology and content	—	62,631	15,038	3	77,672
General and administrative	—	46,127	21,815	(33)	67,909
Amortization of intangible assets	—	2,839	6,230	—	9,069
Restructuring charges	—	7,004	1,714	—	8,718

Operating income (loss)	—	97,054	(4,107)	—	92,947

Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	50,810	(2,820)	—	(47,990)	—
Other, net	(18,175)	(6,811)	(935)	—	(25,921)

Total other income (expense), net	32,635	(9,631)	(935)	(47,990)	(25,921)

Income (loss) before income taxes	32,635	87,423	(5,042)	(47,990)	67,026
Provision for income taxes	6,749	(35,654)	1,633	—	(27,272)

Net income (loss)	39,384	51,769	(3,409)	(47,990)	39,754
Net income attribuatable to noncontrolling interest	—	—	(370)	—	(370)

Net income (loss) attributable to Expedia, Inc.	$39,384	$51,769	$(3,779)	$(47,990)	$39,384

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$117,470	$2,349,214	$417,270	$(1,170,576)	$1,713,378
Investment in subsidiaries	4,202,432	522,595	—	(4,725,027)	—
Intangible assets, net	—	680,903	128,287	—	809,190
Goodwill	—	3,057,863	526,320	—	3,584,183
Other assets, net	2,900	238,762	72,058	—	313,720

TOTAL ASSETS	$4,322,802	$6,849,337	$1,143,935	$(5,895,603)	$6,420,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$820,707	$2,244,534	$549,970	$(1,170,576)	$2,444,635
Long-term debt	895,228	—	—	—	895,228
Other liabilities	—	388,035	85,706	—	473,741
Stockholders’ equity	2,606,867	4,216,768	508,259	(4,725,027)	2,606,867

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,322,802	$6,849,337	$1,143,935	$(5,895,603)	$6,420,471

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$95,846	$1,643,085	$420,379	$(934,261)	$1,225,049
Investment in subsidiaries	4,163,845	590,536	—	(4,754,381)	—
Intangible assets, net	—	684,367	138,664	—	823,031
Goodwill	—	3,057,942	546,052	—	3,603,994
Other assets, net	3,128	199,838	82,116	—	285,082

TOTAL ASSETS	$4,262,819	$6,175,768	$1,187,211	$(5,688,642)	$5,937,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$618,007	$1,621,449	$529,862	$(934,261)	$1,835,057
Long-term debt	895,086	—	—	—	895,086
Other liabilities	—	377,821	79,466	—	457,287
Stockholders’ equity	2,749,726	4,176,498	577,883	(4,754,381)	2,749,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,262,819	$6,175,768	$1,187,211	$(5,688,642)	$5,937,156

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$581,987	$37,540	$619,527

Investing activities:
Purchases of investments	—	(69,843)	(1,468)	(71,311)
Maturities of investments	—	—	45,836	45,836
Other, net	—	(20,799)	(2,554)	(23,353)

Net cash provided by (used in) investing activities	—	(90,642)	41,814	(48,828)

Financing activities:
Payment of dividends to stockholders	(20,220)	—	—	(20,220)
Treasury stock activity	(197,551)	—	—	(197,551)
Transfers (to) from related parties	187,598	(187,598)	—	—
Other, net	30,173	(11,782)	(1,128)	17,263

Net cash used in financing activities	—	(199,380)	(1,128)	(200,508)
Effect of exchange rate changes on cash and cash equivalents	—	13,209	(28,483)	(15,274)

Net increase in cash and cash equivalents	—	305,174	49,743	354,917
Cash and cash equivalents at beginning of period	—	418,855	223,689	642,544

Cash and cash equivalents at end of period	$—	$724,029	$273,432	$997,461

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$499,237	$2,767	$502,004

Investing activities:
Net cash used in investing activities	—	(18,478)	(1,011)	(19,489)

Financing activities:
Credit facility repayments	—	(650,000)	—	(650,000)
Transfers (to) from related parties	4,146	(4,146)	—	—
Other, net	(4,146)	(15,485)	1,153	(18,478)

Net cash provided by (used in) financing activities	—	(669,631)	1,153	(668,478)
Effect of exchange rate changes on cash and cash equivalents	—	(4,663)	448	(4,215)

Net increase (decrease) in cash and cash equivalents	—	(193,535)	3,357	(190,178)
Cash and cash equivalents at beginning of period	—	538,342	127,070	665,412

Cash and cash equivalents at end of period	$—	$344,807	$130,427	$475,234

Part I.	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. We have created a global travel marketplace used by a broad range of leisure and corporate travelers, offline retail travel agents and travel service providers. We make available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, destination service providers, cruise lines and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on both TripAdvisor® Media Network and on our transaction-based websites.

Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.comTM, TripAdvisor Media Network , Expedia Affiliate Network, Classic Vacations, Expedia Local ExpertTM , Expedia® CruiseShipCenters®, EgenciaTM, eLongTM, and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

All percentages within this section are calculated on actual, unrounded numbers.

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. In addition, beginning in September 2008, global economic and financial market conditions worsened markedly, creating uncertainty for travelers and suppliers. This macroeconomic downturn pressured discretionary spending on travel and advertising, with initial weakness in the United States and the United Kingdom markets increasing and spreading to all geographies. Although current macroeconomic trends have been generally stable to slightly improved, unemployment remains at historically high levels and consumer spending remains pressured. As such, our near-term visibility remains limited. Most recently, disruptions to European travel patterns from the volcanic eruption in Iceland have added further pressure to travel industry demand. We have experienced an increase in cancelled flight and hotel bookings in the European region, as well as some reduction in new bookings levels as travelers wait for the uncertainty surrounding the travel environment to subside.

Airline Sector

The airline sector in particular has historically experienced significant turmoil. U.S. airlines responded to chronic overcapacity, financial losses and extreme volatility in oil prices by aggressively reducing their cost structures and seating capacities. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Most carriers aggressively reduced capacities in 2008 and 2009, and at this time, plans for re-visiting capacity expansion in 2010 appear to be relatively limited. Recently there has been increased speculation about additional carrier consolidation, which, if consummated, would likely put additional pressure on capacity and fares.

In 2008, many carriers raised their per seat yields by increasing fares, assessing fuel surcharges and increasing the use of a la carte pricing for such items as baggage, food and beverage and preferred seating. To a large degree, the use of ancillary fees to supplement revenues has remained, and in some cases been expanded. However, as overall travel demand waned at the end of 2008 and into 2009, carriers began lowering ticket prices in order to attract more leisure travelers.

Expedia generally benefits from a low fare environment, as low fares tend to encourage leisure travel, leave more of the travel budget available for hotel spend and because our air revenues are tied principally to ticket volumes, not prices. Hence, the 2009 fare environment was a favorable one for Expedia, as airfares on tickets sold by Expedia decreased 15% in 2009, contributing to 15% growth in air tickets sold. More recently, however, given the stabilization in the macro economy and aggressive capacity reductions, carriers have begun increasing fares. In the first quarter of 2010, airfares on Expedia sites were up 9%, and our current forecasts indicate we will likely see even further increases in the upcoming spring and summer travel seasons.

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

In the spring of 2009, Expedia.com and other major online travel agencies began offering air tickets to consumers without an associated online booking fee, matching the airline supplier sites, which also do not charge online booking fees. Expedia broadened this fee elimination to many of its international websites, as well as removed most change/cancel fees in excess of those charged by travel suppliers. These fee actions, combined with the above reductions in distribution costs, have combined to reduce Expedia’s global revenue per ticket by over 30% in the past three years. As we pass the anniversary of these fee cuts in 2010, we expect less pressure on revenue per ticket with some offsetting impact on our air ticket volume growth.

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

Hotel Sector

In 2008, the hotel sector witnessed supply growth and slowing demand, resulting in declining occupancy rates. Average Daily Rate (“ADR”) growth, which had been robust in 2006 and 2007, slowed considerably throughout 2008, and by the end of 2008 had stopped growing entirely. In 2009, we experienced a 15% decline in global ADRs due primarily to weak travel demand and continued supply expansion. In the first quarter of 2010, ADRs began to stabilize and for Expedia were flat on a year over year basis.

While lower occupancies have historically increased the availability of discounted hotel rooms, and a lower rate of ADR growth can positively impact underlying room night growth, lower ADRs also decrease our revenue per room night as our remuneration varies proportionally with the room price. Revenue per room night in 2009 declined 17% primarily due to the downward movement in ADRs as well as adverse movements in foreign exchange rates and lower fees. Revenue per room night was down 5% in the first quarter of 2010 due in part to various consumer fee reductions.

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

In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, and supplier growth outpaced online agency growth for several years. As a result, according to PhoCusWright, by 2009 travel supplier sites accounted for 61% of total online travel spend in the United States. More recently, due to booking fee reductions and eliminations, online agents appear to be regaining share of overall online travel spend. Our visibility on whether these share gains continue once we pass the anniversary of the fee actions in 2010 is limited.

Differentiation among the various website offerings has narrowed dramatically in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on features other than price. Competitive entrants such as “metasearch” companies have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies; although in most cases they are not providing actual travel booking services. Some of these competitors have raised significant amounts of capital and have begun to aggressively market their service offerings. In early 2009, TripAdvisor.com launched a competitive metasearch travel offering featuring a Fee Estimator enabling customers to see the price of their flight including various airline fees such as baggage charges. In addition, in 2009 and early 2010 we have seen increased interest in the online travel industry from search engine companies such as Google and Microsoft’s Bing.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases places pressure on historical business models. In particular, the agency hotel model has seen rapid adoption in Europe, and Expedia has only recently introduced a competitive offering. While agency hotel is an important component of our European strategy, we expect it will take time to gain traction with incremental hotel suppliers, and for Expedia to drive meaningful demand to those hotels.

Intense competition has also historically led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. In 2009, we experienced a reversal of these trends due to several factors including the softer macro environment, lower ad rates and a pullback in spend by some of our online competitors impacted by lower fee revenues. Our marketing spend in the first quarter of 2010 has returned to a more normalized environment as the economy improves. We believe that over the long term we can manage the direct portion of our sales and marketing expense largely in line with revenue growth.

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

Technology and Continuous Innovation. Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft to our introduction of more recent innovations such as Expedia’s introduction of its “Expedia Easy Manage” program, offering smaller properties in secondary and tertiary markets in Europe and Asia Pacific through an agency model hotel program, Media Solutions introduction of rich media display ads called StorePoint Expandables, TripAdvisor’s launch of its new hotel Business Listings product and new mobile sites in 17 countries and 11 different languages, and Expedia.com’s TripAssist™, a free iPhone and iPod Touch application that links users to a mobile Expedia site and enables travelers to book flights and manage Expedia itineraries from their mobile device.

We intend to continue innovating on behalf of our travelers, suppliers and advertisers with particular focus on improving the traveler experience, supplier integration and presentation, platform improvements, search engine marketing and search engine optimization.

Global Reach. Our Expedia, Hotels.com and TripAdvisor Media Network brands operate both in the United States and internationally. We also offer Chinese travelers an array of products and services through our majority ownership in eLong and through our TripAdvisor brands daodao.com and kuxun.cn, and we offer hotel bookings to European-based travelers through our wholly-owned subsidiary Venere, which we acquired in the third quarter of 2008. During the first quarter of 2010, approximately 36% of our worldwide gross bookings and 35% of worldwide revenue were international.

Egencia, our corporate travel business, currently operates in over 30 countries around the world both through dedicated points of sale as well as through the Egencia Global Alliance. We believe the corporate travel sector represents a large opportunity for Expedia, and we believe we offer a compelling technology solution to businesses seeking to optimize travel costs and improve their employees’ travel experiences. We intend to continue investing in and expanding the geographic footprint and technology infrastructure of Egencia.

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

In the first quarter of 2010, nearly 60% of our revenue came from transactions involving the booking of hotel reservations, with less than 15% of our worldwide revenue derived from the sale of airline tickets. We facilitate travel products and services either as stand-alone products or as part of package transactions. We have emphasized growing our merchant hotel and packages businesses as these result in higher revenue per transaction; however, we are also working to grow our global agency hotel business in Europe, given the success of the agency model with both suppliers and travelers in that region. We also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We have been working toward and will continue to work toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increasing advertising revenue from our worldwide websites such as Expedia.com and Hotels.com, which have historically been focused on transaction revenue. During the first quarter of 2010, advertising and media revenue accounted for approximately 14% of worldwide revenue.

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

For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

Occupancy Taxes

We are currently involved in 48 lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recently, there have been several significant court developments including:

(1) the California Superior Court in the lawsuit brought by the city of Anaheim ruled that the online travel companies are not subject to Anaheim’s hotel occupancy tax ordinance, which reversed the decision of the administrative hearing officer who had issued a decision that the online travel companies were liable to pay local hotel occupancy taxes. On April 7, 2010, the court denied the city’s motion for reconsideration of that decision. Also on April 7, 2010, the court allowed the city to assert additional claims based on a theory that even if the online travel companies are not subject to Anaheim’s hotel occupancy tax ordinance, the online travel companies are still required to collect and remit taxes to the city;

(2) the United States District Court for the District of New Mexico denied the plaintiffs’ motion for summary judgment in the statewide class action brought by the city of Gallup, New Mexico and found that the online travel companies are not trustees of unpaid taxes and reiterated that the online travel companies are not “vendors” responsible to collect and remit hotel occupancy taxes under the relevant ordinances;

(3) a state court judge in Texas granted summary judgment in favor of the online travel companies and dismissed with prejudice the claims brought by the city of Houston;

(4) a circuit court judge in Kentucky granted a motion to dismiss the case brought by the city of Bowling Green, concluding that the online travel companies are not subject to the local occupancy tax ordinance; and

(5) the United States District Court for the Southern District of Florida entered an order certifying a class composed of all counties within the State of Florida that have enacted a tourist development tax and provided that potential class members have until May 24, 2010 to opt out of the class.

For additional information on recent developments, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $21 million at March 31, 2010 and December 31, 2009. A variety of factors could affect the ultimate amount we pay, if any, in connection with any of the occupancy tax-related matters, which factors include, but are not limited to, the number of, and amount of revenue represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement or changes in relevant statutes.

In addition, certain jurisdictions may require us to pay tax assessments, including occupancy tax assessments, prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that the taxpayer believes it is subject to such taxes. During 2009, we expensed $48 million related to monies paid in advance of litigation in occupancy tax proceedings in the city of San Francisco. We do not believe that the amounts we retain as compensation are subject to the city’s hotel occupancy tax ordinance. If we prevail in the litigation, the city will be required to repay these amounts, plus interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity.

Segments

We have three reportable segments: Leisure, TripAdvisor Media Network and Egencia. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance.

Our Leisure segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Venere, eLong and Classic Vacations. Our TripAdvisor Media Network segment provides advertising services to travel suppliers on its websites, which aggregate traveler opinions and unbiased travel articles about cities, hotels, restaurants and activities in a variety of destinations through tripadvisor.com and its localized international versions as well as through its various travel media content properties within TripAdvisor Media Network. Our Egencia segment provides managed travel services to corporate customers in North America, Europe, and the Asia Pacific region.

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

Gross Bookings and Revenue Margin

	Three months ended March 31,
	2010	2009	% Change
	($ in millions)
Gross Bookings
Leisure	$6,161	$4,904	26%

TripAdvisor Media Network(1)	—	—	N/A
Egencia	471	321	47%

Total gross bookings	$6,632	$5,225	27%

Revenue Margin
Leisure	9.9%	11.4%

TripAdvisor Media Network(1)	N/A	N/A
Egencia	7.2%	7.8%
Total revenue margin(1)	10.8%	12.2%

(1)	TripAdvisor Media Network, which is comprised of media businesses that differ from our transaction-based websites and our Egencia business, does not have associated gross bookings or revenue margin. However, third-party revenue from the TripAdvisor Media Network is included in revenue used to calculate total revenue margin.

The increase in worldwide gross bookings for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to an 18% increase in transactions and a 9% increase in average airfares.

The decrease in revenue margin for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to lower consumer fees and a higher mix of air bookings, which have a lower revenue margin than our other products and services.

Results of Operations

Revenue

	Three months ended March 31,
	2010	2009	% Change
	($ in millions)
Leisure	$613	$559	10%
TripAdvisor Media Network (Third-party revenue)	71	52	39%
Egencia	34	25	35%

Total revenue	$718	$636	13%

Revenue increased for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to an increase in worldwide hotel revenue within our Leisure segment as well as an increase in advertising and media revenue within our TripAdvisor Media Network and Leisure segments.

Worldwide hotel revenue increased 12% for the three months ended March 31, 2010, compared to the same period in 2010. The increase was primarily due to an 18% increase in room nights stayed, including rooms delivered as a component of packages, partially offset by a 5% decline in revenue per room night. Revenue per room night decreased due in part to lower hotel services fees for the three months ended March 31, 2010 compared to the same period in 2009.

Worldwide air revenue increased 6% for the three months ended March 31, 2010, compared to the same period in 2009, due to a 22% increase in air tickets sold, partially offset by a 13% decrease in revenue per air ticket due largely to our elimination of booking fees on Expedia.com beginning in March 2009.

The remaining worldwide revenue other than hotel and air discussed above, which includes advertising and media, car rental, destination services, agency cruise, increased by 18% for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to an increase in our advertising and media revenue.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended March 31,
	2010	2009	% Change
	($ in millions)
Revenue by Business Model
Merchant	$451	$409	10%
Agency	169	154	9%
Advertising and media(1)	98	73	34%

Total revenue	$718	$636	13%

(1)	Includes third-party revenue from TripAdvisor Media Network as well as our Leisure transaction-based websites.

Merchant revenue increased for the first quarter of 2010, compared to the same period in 2009, due to the increase in merchant hotel revenue primarily driven by an increase in room nights stayed.

Agency revenue increased for the first quarter of 2010, compared to the same period in 2009, due to an increase in air revenue and car revenue.

Advertising and media revenue increased during the first quarter of 2010, compared to the same period in 2009, primarily due to a 39% increase in advertising revenue at TripAdvisor Media Network as well as a 24% increase at our Leisure transaction-based websites.

Cost of Revenue

	Three months ended March 31,
	2010	2009	% Change
	($ in millions)
Customer operations	$78	$68	15%
Credit card processing	45	40	12%
Data center and other	35	36	(1)%

Total cost of revenue	$158	$144	10%

% of revenue	22.0%	22.6%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, certain promotions, destination supply, and stock-based compensation.

During the three months ended March 31, 2010, the primary drivers of the increase in cost of revenue expense were higher costs related to credit card processing, telesales and customer service to support the growth in our transaction volumes. We expect cost of revenue to increase in absolute dollars but decrease as a percentage of revenue for full year 2010.

Selling and Marketing

	Three months ended March 31,
	2010	2009	% Change
	($ in millions)
Direct costs	$202	$169	20%
Indirect costs	79	67	17%

Total selling and marketing	$281	$236	19%

% of revenue	39.1%	37.1%

Selling and marketing expense primarily relates to direct costs, including traffic generation costs from search engines and internet portals, television, radio and print spending, private label and affiliate program commissions, public relations and other costs. The remainder of the expense relates to indirect costs, including personnel and related overhead in our Partner Services Group (“PSG”), TripAdvisor Media Network and Egencia and stock-based compensation costs.

Selling and marketing expenses increased $45 million during the three months ended March 31, 2010, compared to the same period in 2009, due to increases in both our offline and online spending to support our transaction-based businesses, as well as higher personnel costs primarily related to our PSG staff and our global advertising and media businesses. The growth in our overall direct marketing spend in the three months ended March 31, 2010 was impacted by a relatively improved outlook for travel demand compared with the prior year period, representing a more typical seasonal increase in spending ahead of the busy spring and summer travel seasons. We expect selling and marketing expense to increase in absolute dollars and as a percentage of revenue for full year 2010 in part due to approximately $20 million in relocation and other costs related to the opening of a new global headquarters for our lodging supply group.

Technology and Content

	Three months ended March 31,
	2010	2009	% Change
	($ in millions)
Personnel and overhead	$47	$41	15%
Depreciation and amortization of technology assets	17	16	5%
Other	23	21	10%

Total technology and content	$87	$78	12%

% of revenue	12.1%	12.2%

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

The increase of $9 million in technology and content expense during the three months ended March 31, 2010, compared to the same period in 2009, was primarily due to increased personnel costs to support our worldwide transaction-based businesses, as well as our TripAdvisor Media Network businesses. We expect technology and content expense to increase in absolute dollars for full year 2010.

General and Administrative

	Three months ended March 31,
	2010	2009	% Change
	($ in millions)
Personnel and overhead	$40	$37	10%
Professional fees	14	17	(14)%
Other	17	14	11%

Total general and administrative	$71	$68	5%

% of revenue	9.9%	10.7%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

The $3 million increase in general and administrative expense during the three months ended March 31, 2010, compared to the same period in 2009, was due primarily to modestly higher personnel expenses in part from acquired companies, and recruiting and other expenses. We expect general and administrative expense to increase in absolute dollars but decrease as a percentage of revenue for full year 2010.

Amortization of Intangible Assets

	Three months ended March 31,
	2010	2009	% Change
	($ in millions)
Amortization of intangible assets	$9	$9	(0)%
% of revenue	1.3%	1.4%

Restructuring Charges

During the first quarter of 2009, in conjunction with the reorganization of our business around our global brands, we recognized $9 million in restructuring charges. No such charges were recognized during the first quarter of 2010. For additional information, see Note 7 — Restructuring Charges in the notes to the consolidated financial statements.

Operating Income

	Three months ended March 31,
	2010	2009	% Change
	($ in millions)
Operating income	$112	$93	21%
% of revenue	15.6%	14.6%

Operating income increased for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to an increase in revenue as well as a lower rate of growth in cost of sales and general and administrative expenses than growth in revenue and the absence of restructuring charges in the current year, partially offset by a growth in sales and marketing expense in excess of revenue.

Interest Income and Expense

	Three months ended March 31,
	2010	2009	% Change
	($ in millions)
Interest income	$1	$3	(78)%
Interest expense	(21)	(22)	(2)%

Interest income decreased for the three months ended March 31, 20010, compared to the same period in 2009, primarily due to lower average interest rates.

Other, Net

Other, net changed from an expense of $7 million for the three months ended March 31, 2009 to income of $1 million for the three months ended March 31, 2010 primarily due to net foreign exchange rate gains during the period versus losses in the prior year period.

Provision for Income Taxes

	Three months ended March 31,
	2010	2009	% Change
	($ in millions)
Provision for income taxes	$(32)	$(27)	16%
Effective tax rate	34.2%	40.7%

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.

The decrease in the effective rate for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to an increase in estimated earnings in jurisdictions outside the United States, lower accruals related to uncertain tax positions and, to a lesser extent, lower state income taxes.

Our effective tax rate was 34.2% for the three months ended March 31, 2010, which is lower than the 35% federal statutory rate primarily due an increase in estimated earnings in jurisdictions outside the United States, partially offset by state income taxes and accruals related to uncertain tax positions. Our effective tax rate was 40.7% for the three months ended March 31, 2009, which is higher than the 35% federal statutory rate primarily due to state income taxes and accruals related to uncertain tax positions.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $1.0 billion and $688 million at March 31, 2010 and December 31, 2009, including $147 million and $148 million of cash and short-term investment balances of majority-owned subsidiaries; and our revolving credit facility.

In February 2010, we entered into a new $750 million, three-year revolving credit facility, replacing our prior credit facility. Pricing is based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 300 basis points, and undrawn amounts bearing interest at 50 basis points. We incurred approximately $8 million in fees associated with the new facility, which will be amortized over its life of three years. As of March 31, 2010, $720 million was available under the facility representing the total $750 million facility less $30 million of outstanding stand-by letters of credit.

Our credit ratings are periodically reviewed by rating agencies. In October 2009, our long-term ratings from Moody’s and Standard and Poor’s were raised to Ba1 and BBB-, respectively. Both agencies maintain a stable ratings outlook. Changes in our operating results, cash flows, financial policy or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we pay after the travelers’ use and subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our suppliers, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital will positively impact operating cash flows. If this business model declines relative to our other businesses, or if there are changes to the model or booking patterns which compress the time of receipts of cash from travelers to payment to suppliers, our working capital benefits could be reduced.

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

As of March 31, 2010, we had a deficit in our working capital of $731 million, compared to a deficit of $610 million as of December 31, 2009 primarily due to financing activities including stock repurchases and dividend payments.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements to infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidations and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions, share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt.

Our cash flows are as follows:

	Three months ended March 31,
	2010	2009	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$620	$502	$118
Investing activities	(49)	(19)	(29)
Financing activities	(201)	(668)	468
Effect of foreign exchange rate changes on cash and cash equivalents	(15)	(4)	(11)

For the three months ended March 31, 2010, net cash provided by operating activities increased by $118 million primarily due to increased benefits from working capital changes, including a $32 million decrease in income tax payments, as well as growth in operating income after adjusting for the impacts of depreciation and amortization.

We used $29 million more in cash for investing activities for the three months ended March 31, 2010 compared to the prior year period primarily due to an increased use of cash of $28 million related to net purchases of investments.

Cash used in financing activities for the three months ended March 31, 2010 primarily included cash paid to acquire shares of $198 million, including the repurchased shares under the 2006 authorization discussed below, as well as a $20 million cash dividend payment, partially offset by $26 million of proceeds from the exercise of equity awards. Cash used in financing activities for the three months ended March 31, 2009 primarily included the repayment of $650 million of borrowings under the prior credit facility.

In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchase. During the first quarter of 2010, we repurchased 8.4 million shares under this authorization for a total cost of $188 million, representing an average repurchase price of $22.46 per share. As of March 31, 2010, 11.6 million shares remain authorized for repurchase. No additional repurchases have been made under this authorization as of April 29, 2010.

In the first quarter of 2010, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid a quarterly cash dividend of $0.07 per share of outstanding common stock payable to stockholders of record as of the close of business on March 11, 2010. In addition, on April 27, 2010, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock to stockholders of record as of the close of business on May 27, 2010. Future declarations of dividends are subject to final determination of our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency for the three months ended March 31, 2010 showed a net decrease of $11 million reflecting intra-quarter depreciation in currencies and a higher foreign-denominated cash balances in the current year period.

We also have a shelf registration statement filed with the SEC under which Expedia, Inc. may offer from time to time debt securities, guarantees of debt securities, preferred stock, common stock or warrants. The shelf registration statement expires on October 15, 2010.

In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2009. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of March 31, 2010 or December 31, 2009.

Part I.	Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Interest Rate Risk

During the first quarter of 2010, we began investing in investment grade corporate debt securities and, as of March 31, 2010, we had $35 million of available for sale investments. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our available for sale investments assuming an adverse change of 100 basis points. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our corporate debt securities of less than $1 million as of March 31, 2010. Such losses would only be realized if we sold the investments prior to maturity.

There have been no other material changes in our market risk during the three months ended March 31, 2010. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2009. The following are developments regarding such legal proceedings:

Securities Class Action Litigation against IAC. On March 19, 2010, the court granted defendants’ motion to dismiss and dismissed the case in its entirety. The plaintiffs’ time to appeal has expired. On April 1, 2010, as a result of the court’s ruling, the plaintiff’s appeal from the dismissal of the complaint in the two related consolidated shareholder derivative suits was dismissed with prejudice on consent.

Hotels.com. The parties settled the dispute and the case was dismissed on March 9, 2010.

Expedia Washington. The objectors’ appeals were dismissed on April 14, 2010. The dismissal of these appeals triggers the distribution of cash payments and coupons to class members, which will occur in the next several weeks.

Occupancy Tax Litigation

City of Charleston, South Carolina Litigation. The trial has been rescheduled from June 17, 2010 to October 26, 2010.

City of Gallup, New Mexico Litigation. The court has denied Plaintiffs’ motion for summary judgment.

Town of Mount Pleasant, South Carolina Litigation. The trial has been rescheduled from June 17, 2010 to October 26, 2010.

Columbus, Georgia Litigation. The trial has been rescheduled from May 24, 2010 to August 9, 2010.

Lake County, Indiana Convention and Visitors Bureau Litigation. Defendants’ motion for summary judgment for failure to exhaust administrative remedies has been granted.

North Myrtle Beach Litigation. This case has been consolidated with the suits brought by the cities of Charleston and Mount Pleasant. The trial has been rescheduled from June 7, 2010 to October 26, 2010.

City of Houston, Texas Litigation. Plaintiff’s motion for new trial was denied on April 1, 2010. Plaintiff has filed a notice of appeal.

County of Monroe, Florida Litigation. Plaintiff’s motion for class certification has been granted.

City of Anaheim, California Litigation. On April 7, 2010, the court denied the city’s motion for reconsideration of the court’s ruling in favor of Defendants that taxes are not due to the city of Anaheim. Also on April 7, 2010, the court allowed the city to assert additional claims based on a theory that even if the online travel companies are not subject to Anaheim’s hotel occupancy tax ordinance, the online travel companies are still required to collect and remit taxes to the city.

City of San Francisco, California Litigation. The court has denied the city’s demurrer to Defendants’ petitions.

City of Bowling Green, Kentucky. Defendants’ motion to dismiss has been granted.

Village of Rosemont, Illinois Litigation. Defendants’ motion to dismiss the city’s unjust enrichment and conversion claims has been granted.

Lawrence County, Pennsylvania Litigation. Defendants have moved to dismiss this suit.

Brevard County, Florida Litigation. The court denied in part and granted in part Defendants’ motion to dismiss.

Leon County, et al. v. Expedia, Inc., et al. Defendants moved to dismiss and the county has been granted leave to amend its complaint.

Leon County v. Expedia, Inc. et. al. The Florida Department of Revenue also has moved to dismiss this separately filed suit by Leon County for recovery of state taxes for hotel occupancy.

Part II.	Item 1. Legal Proceedings

City of Birmingham v. Orbitz. The court denied Defendants’ motion to dismiss but expressed its preliminary conclusion that the lodging tax does not apply to Defendants’ services.

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes, which are listed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2009. In addition, the state of Alabama; the counties of Utah and Davis, Utah; and the cities of Bakersfield, Bishop, Buena Park, Milpitas and Palmdale, California and Hilton Head, South Carolina, have begun or attempted to pursue formal or informal audits or administrative procedures, or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.

In re ARC Venture Holding, Inc. The parties have reached a tentative settlement. Final settlement requires approval by the bankruptcy court.

Part II.	Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II.	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchase. During the first quarter of 2010, we repurchased 8.4 million shares under this authorization for a total cost of $188 million, representing an average repurchase price of $22.46 per share.

A summary of the repurchase activity for the first quarter of 2010 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)
January 1-31, 2010	—	$—	—	20,000
February 1-28, 2010	3,262	22.13	3,262	16,738
March 1-31, 2010	5,120	22.67	5,120	11,618

Total	8,382	22.46	8,382

Part II.	Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

10.1	Employment Agreement between Dhiren R. Fonseca and Expedia, Inc., effective as of March 16, 2009	X

10.2	Stock Option Agreement between Dhiren R. Fonseca and Expedia, Inc., dated as of March 2, 2009 (Installment Vesting)	X

10.3	Stock Option Agreement between Dhiren R. Fonseca and Expedia, Inc., dated as of March 2, 2009 (Cliff Vesting)	X

10.4	Employment Agreement between Gary M. Fritz and Expedia, Inc., effective as of March 16, 2009	X

10.5	Stock Option Agreement between Gary M. Fritz and Expedia, Inc., dated as of March 2, 2009 (Installment Vesting)	X

10.6	Stock Option Agreement between Gary M. Fritz and Expedia, Inc., dated as of March 2, 2009 (Cliff Vesting)	X

31.1	Certification of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

Signature

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

April 29, 2010	Expedia, Inc.

	BY:	/s/ MICHAEL B. ADLER
Michael B. Adler
Chief Financial Officer