Form 10-Q
period 2010-06-30
Expedia, Inc.
filed 2010-07-30
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 16, 2010 was:

Common stock, $0.001 par value per share	258,894,054 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended June 30, 2010

Part I.	Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$833,960	$769,768	$1,551,879	$1,405,480

Costs and expenses:
Cost of revenue (1)	168,571	148,762	326,601	292,275
Selling and marketing (1)	296,830	271,492	577,668	507,376
Technology and content (1)	87,420	77,881	174,211	155,553
General and administrative (1)	79,105	67,380	150,163	135,289
Amortization of intangible assets	8,344	9,302	17,372	18,371
Occupancy tax assessments and legal reserves	—	74,211	—	74,211
Restructuring charges	—	6,098	—	14,816

Operating income	193,690	114,642	305,864	207,589

Other income (expense):
Interest income	1,221	1,417	1,816	4,088
Interest expense	(20,209)	(20,805)	(41,412)	(42,450)
Other, net	817	(19,073)	1,385	(26,020)

Total other expense, net	(18,171)	(38,461)	(38,211)	(64,382)

Income before income taxes	175,519	76,181	267,653	143,207
Provision for income taxes	(60,166)	(34,338)	(91,701)	(61,610)

Net income	115,353	41,843	175,952	81,597
Net income attributable to noncontrolling interests	(1,091)	(941)	(2,295)	(1,311)

Net income attributable to Expedia, Inc.	$114,262	$40,902	$173,657	$80,286

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.40	$0.14	$0.61	$0.28
Diluted	0.40	0.14	0.60	0.28

Shares used in computing earnings per share:
Basic	284,088	288,180	286,333	287,764
Diluted	288,975	290,889	291,726	289,384

Dividends declared per common share	$0.07	$—	$0.14	$—

(1) Includes stock-based compensation as follows:

Cost of revenue	$487	$514	$1,276	$1,225
Selling and marketing	3,118	2,780	7,435	6,771
Technology and content	3,249	3,412	7,630	8,588
General and administrative	7,797	6,870	17,202	15,564

Total stock-based compensation	$14,651	$13,576	$33,543	$32,148

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$795,854	$642,544
Restricted cash and cash equivalents	16,349	14,072
Short-term investments	331,286	45,849
Accounts receivable, net of allowance of $14,030 and $14,562	390,685	307,817
Prepaid merchant bookings	157,053	88,971
Prepaid expenses and other current assets	124,464	125,796

Total current assets	1,815,691	1,225,049
Property and equipment, net	257,012	236,820
Long-term investments and other assets	152,099	48,262
Intangible assets, net	801,328	823,031
Goodwill	3,596,764	3,603,994

TOTAL ASSETS	$6,622,894	$5,937,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$792,053	$652,893
Accounts payable, other	211,131	160,471
Deferred merchant bookings	1,260,631	679,305
Deferred revenue	26,853	17,204
Accrued expenses and other current liabilities	296,554	325,184

Total current liabilities	2,587,222	1,835,057
Long-term debt	895,374	895,086
Deferred income taxes, net	226,962	223,959
Other long-term liabilities	246,782	233,328

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	347	343
Authorized shares: 1,600,000
Shares issued: 346,529 and 342,812
Shares outstanding: 258,777 and 263,929
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	6,031,652	6,034,164
Treasury stock - Common stock, at cost	(1,937,702)	(1,739,198)
Shares: 87,752 and 78,883
Retained earnings (deficit)	(1,442,376)	(1,616,033)
Accumulated other comprehensive income (loss)	(46,013)	3,379

Total Expedia, Inc. stockholders’ equity	2,605,934	2,682,681
Noncontrolling interest	60,620	67,045

Total stockholders’ equity	2,666,554	2,749,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,622,894	$5,937,156

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
Operating activities:
Net income	$175,952	$81,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	55,930	49,429
Amortization of stock-based compensation	33,543	32,148
Amortization of intangible assets	17,372	18,371
Deferred income taxes	3,344	(7,112)
Foreign exchange loss on cash and cash equivalents, net	39,334	8,540
Realized (gain) loss on foreign currency forwards	3,886	(29,957)
Other	11,534	7,798
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(105,232)	(99,853)
Prepaid merchant bookings, prepaid expenses and other current assets	(92,514)	(40,883)
Accounts payable, merchant	143,504	115,710
Accounts payable, other, accrued expenses and other current liabilities	54,343	115,807
Deferred merchant bookings	581,441	589,298
Deferred revenue	10,896	3,657

Net cash provided by operating activities	933,333	844,550

Investing activities:
Capital expenditures, including internal-use software and website development	(73,128)	(42,052)
Purchases of investments	(429,483)	—
Sales and maturities of investments	46,912	45,091
Acquisitions, net of cash acquired	(36,353)	(8,363)
Distributions from Reserve Primary Fund	5,482	9,083
Net settlement of foreign currency forwards	(3,886)	29,957
Other, net	(882)	1,522

Net cash provided by (used in) investing activities	(491,338)	35,238

Financing activities:
Credit facility repayments	—	(650,000)
Payment of dividends to stockholders	(40,122)	—
Treasury stock activity	(198,504)	(5,434)
Proceeds from exercise of equity awards	30,630	567
Purchase of additional interest in controlled subsidiary	(24,717)	—
Excess tax benefit on equity awards	5,053	13
Changes in restricted cash and cash equivalents	(2,207)	(17,213)
Other, net	(10,913)	(5,907)

Net cash used in financing activities	(240,780)	(677,974)
Effect of exchange rate changes on cash and cash equivalents	(47,905)	(4,932)

Net increase in cash and cash equivalents	153,310	196,882
Cash and cash equivalents at beginning of period	642,544	665,412

Cash and cash equivalents at end of period	$795,854	$862,294

Supplemental cash flow information
Cash paid for interest	$38,336	$39,682
Income tax payments, net	46,135	99,303

See accompanying notes.

Notes to Consolidated Financial Statements

June 30, 2010

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

Note 3 – Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$461,400	$461,400	$—
Investments:
Time deposits	257,210	—	257,210
Corporate debt securities	125,209	—	125,209
Bearer deposit note	32,794		32,794
Foreign currency forward contracts	5,187	—	5,187

Total assets	$881,800	$461,400	$420,400

Notes to Consolidated Financial Statements—(Continued)

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are classified using the fair value hierarchy in the table below:

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

As of June 30, 2010 and December 31, 2009, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less as well as bank account balances.

During the first quarter of 2010, we began investing in investment grade corporate debt securities all of which are classified as available for sale and recorded at fair value with unrealized holding gains and losses recorded, net of tax, as a component of accumulated other comprehensive income. Available for sale securities with remaining maturities of less than one year are classified as short-term within short-term investments on the consolidated balance sheet; and all other available for sale securities with maturities ranging from one year to four years are classified as long-term within long-term investments and other assets on the consolidated balance sheet. As of June 30, 2010, we had $41 million of short-term and $84 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value.

Beginning in the second quarter of 2010, our investments include a bearer deposit note, which is a discounted, tradeable note guaranteed by its issuing bank. The note is classified as held to maturity and recorded at amortized cost, and as it has a maturity of less than one year is classified as a short term investment on the consolidated balance sheet. The amortized cost basis of this investment approximated its fair value.

In addition, we hold time deposit investments with financial institutions with original maturities of greater than 90 days. As of June 30, 2010, $257 million were included within short term investments and $14 million within long term investments, and as of December 31, 2009, $46 million were included in short term investments. Of the total time deposit investments, $20 million related to balances held by our majority-owned subsidiaries as of June 30, 2010 and the entire balance at December 31, 2009 was held by our majority-owned subsidiaries.

Notes to Consolidated Financial Statements—(Continued)

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of June 30, 2010, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $152 million. We had net forward assets of $5 million and $1 million recorded in prepaid and other current assets as of June 30, 2010 and December 31, 2009. We recorded $3 million in net losses and $28 million in net gains from foreign currency forward contracts for the three months ended June 30, 2010 and 2009, and $1 million and $29 million in net gains for the six months ended June 30, 2010 and 2009.

Note 4 – Debt

The following table sets forth our outstanding debt:

	June 30, 2010	December 31, 2009
	(In thousands)
8.5% senior notes due 2016, net of discount	$395,374	$395,086
7.456% senior notes due 2018	500,000	500,000

Long-term debt	$895,374	$895,086

Long-term Debt

Our $400 million of senior unsecured notes outstanding at June 30, 2010 are due in July 2016 and bear interest at 8.5% (the “8.5% Notes”). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year. The 8.5% Notes include covenants that limit our ability under certain circumstances to (i) incur additional indebtedness, (ii) pay dividends or make restricted payments, (iii) dispose of assets, (iv) create or incur liens, (v) enter into sale/leaseback transactions and (vi) merge or consolidate with or into another entity. Certain of these covenants in the 8.5% Notes, including the covenants limiting under certain circumstances our ability to incur additional indebtedness, pay dividends or make restricted payments and dispose of assets, will be suspended during any time that the 8.5% Notes have an investment grade rating from both Standard and Poor’s and Moody’s and no default exists under the 8.5% Note indenture. The 8.5% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. Prior to July 1, 2011, in the event of a qualified equity offering, we may redeem up to 35% of the 8.5% Notes at a redemption price of 108.5% of the principal plus accrued interest. Additionally, we may redeem the 8.5% Notes prior to July 1, 2012 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. On or after July 1, 2012, we may redeem the 8.5% Notes in whole or in part at specified prices ranging from 104.250% to 100% of the principal plus accrued interest.

Our $500 million in registered senior unsecured notes outstanding at June 30, 2010 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes include covenants that limit our ability (i) to enter into sale/leaseback transactions, (ii) to create or incur liens and (iii) to merge or consolidate with or into another entity. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part at any time at our option.

Notes to Consolidated Financial Statements—(Continued)

Based on quoted market prices, the fair value of our 7.456% Notes was approximately $548 million and $546 million as of June 30, 2010 and December 31, 2009, and the fair value of the 8.5% Notes was approximately $429 million and $431 million as of June 30, 2010 and December 31, 2009.

The 7.456% and 8.5% Notes are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 11 — Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the 7.456% and 8.5% Notes was $31 million at June 30, 2010 and December 31, 2009.

Credit Facility

In February 2010, we entered into a new $750 million, three-year unsecured revolving credit facility (the “facility”) with a group of lenders, replacing our prior $1 billion credit facility (the “prior facility”). The facility is unconditionally guaranteed by certain domestic Expedia subsidiaries, which are the same as under the 7.456% and 8.5% Notes. As of June 30, 2010, we had no borrowings outstanding under the facility and as of December 31, 2009, we had no borrowings outstanding under the prior facility. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 300 basis points and undrawn amounts bearing interest at 50 basis points as of June 30, 2010. The facility contains financial covenants consisting of a leverage ratio and a minimum interest coverage ratio. We incurred approximately $8 million in fees associated with the facility, which will be amortized over its life of three years.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of June 30, 2010, and December 31, 2009, there was $40 million (of which $29 million related to the facility and $11 million related to the prior facility) and $42 million of outstanding stand-by LOCs issued under the respective facilities.

Note 5 – Stockholders’ Equity

Share Repurchases

In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchase. During the first half of 2010, we repurchased, through open market transactions, 8.4 million shares under this authorization for a total cost of $188 million, representing an average repurchase price of $22.46 per share. As of June 30, 2010, 11.6 million shares remain authorized for repurchase.

Dividends on our Common Stock

In the first and second quarters of 2010, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid quarterly cash dividends of $0.07 per share of outstanding common stock payable to stockholders of record as of the close of business on March 11, 2010 and May 27, 2010. In addition, on July 26, 2010, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock to stockholders of record as of the close of business on August 26, 2010. Future declarations of dividends are subject to final determination by our Board of Directors.

Stock-based Awards

Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and stock options. Our RSUs generally vest over five years and our stock options generally vest over four years.

As of June 30, 2010, we had stock-based awards outstanding representing approximately 25 million shares of our common stock consisting of options to purchase approximately 21 million shares of our common stock with a weighted average exercise price of $17.23 and weighted average remaining life of 5.5 years and approximately 5 million RSUs.

Annual employee stock-based award grants typically occur during the first quarter of each year. In 2009, we began awarding stock options as our primary form of stock-based compensation. During the six months ended June 30, 2010, we granted 6 million stock options. During the six months ended June 30, 2009, we granted 10 million stock options and 1 million RSUs.

Notes to Consolidated Financial Statements—(Continued)

The fair value of the stock options granted during the six months ended June 30, 2010 and 2009 was estimated at the date of grant using the Black-Scholes option-pricing model and totaled $53 million and $33 million.

Comprehensive Income

Comprehensive income attributable to Expedia, Inc. was $88 million and $77 million for the three months ended June 30, 2010 and 2009, and $124 million and $91 million for the six months ended June 30, 2010 and 2009. The primary difference between net income and comprehensive income attributable to Expedia, Inc. was foreign currency translation adjustments.

Note 6 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net income attributable to Expedia, Inc.	$114,262	$40,902	$173,657	$80,286

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.40	$0.14	$0.61	$0.28
Diluted	0.40	0.14	0.60	0.28

Weighted average number of shares outstanding:
Basic	284,088	288,180	286,333	287,764

Dilutive effect of:
Options to purchase common stock	4,027	2,067	4,256	1,090
Other dilutive securities	860	642	1,137	530

Diluted	288,975	290,889	291,726	289,384

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 7 – Restructuring Charges

During the six months ended June 30, 2009, in conjunction with the reorganization of our business around our global brands, we recognized $15 million in restructuring charges. Restructuring charges related to our brand reorganization were substantially completed by the end of 2009 for a total expense of $34 million, the majority of which will be paid by the end of 2010. There were no restructuring charges recognized for the six months ended June 30, 2010.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the restructuring liability activity for the six months ended June 30, 2010:

	Employee Severance and Benefits	Other	Total
	(In thousands)
Accrued liability as of January 1, 2010	$19,056	$1,318	$20,374
Payments	(12,559)	(653)	(13,212)

Accrued liability as of June 30, 2010	$6,497	$665	$7,162

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

The IRS is in the process of concluding its audit of our consolidated federal tax return for the periods ended December 31, 2005 through December 31, 2007. It is reasonably possible that the conclusion of the audit could result in a decrease to our liability for uncertain tax positions of up to $132 million, of which up to $17 million, if recognized, would decrease our provision for income taxes.

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

Litigation Relating to Hotel Occupancy Taxes. Fifty-nine lawsuits have been filed by cities and counties involving hotel occupancy taxes. In addition, there are three pending consumer lawsuits relating to taxes or fees. The municipality and consumer lawsuits are in various stages. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, twenty of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Eight dismissals (Pitt County, North Carolina; City of Madison, Wisconsin; City of Orange, Texas; Fayetteville, Arkansas: Houston, Texas; Louisville, Kentucky; Township of Lyndhurst, New Jersey and Bowling Green, Kentucky) were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes in the amount of $27 million as of June 30, 2010 and $21 million as of December 31, 2009. Our reserve is based on our best estimate and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded.

In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that taxpayers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay-to-play.” These jurisdictions may attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of the tax ordinance. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position

Notes to Consolidated Financial Statements—(Continued)

vigorously. During 2009, we expensed and paid approximately $48 million ($55 million was expensed in the second quarter of 2009 and subsequently adjusted) to the City of San Francisco for amounts assessed for hotel occupancy tax, including penalties and interest, from January 2000 to March 2009. We paid such amounts in order to be allowed to pursue litigation challenging whether we are required to pay hotel occupancy tax on the portion of the customer payment we retain as compensation and, if so, the actual amounts owed. We do not believe that the amounts we retain as compensation are subject to the city’s hotel occupancy tax ordinance. If we prevail in the litigation, the city will be required to repay these amounts, plus interest. During the first quarter of 2009, the California Superior Court for Orange County determined we are not required to make a payment in order to litigate in Anaheim, California. That decision was affirmed by the California Court of Appeals on March 24, 2010 and the California Supreme Court denied the city’s petition for review.

Expedia.com Consumer Class Action Lawsuit. The third-party appeals of the court’s order approving the settlement agreement related to the Expedia.com Consumer Class Action lawsuit were dismissed on April 14, 2010. We paid $12 million of the settlement amount during the second quarter of 2010. The remaining settlement liability includes an estimated coupon redemption rate. Any difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect this difference to be material.

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

Notes to Consolidated Financial Statements—(Continued)

The following tables present our segment information for the three and six months ended June 30, 2010 and 2009. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Three months ended June 30, 2010
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party Revenue	$715,998	$82,423	$35,539	$—	$833,960
Intersegment Revenue	—	42,987	—	(42,987)	—

Revenue	$715,998	$125,410	$35,539	$(42,987)	$833,960

Operating Income Before Amortization	$213,959	$72,854	$5,237	$(72,578)	$219,472
Amortization of intangible assets	—	—	—	(8,344)	(8,344)
Stock-based compensation	—	—	—	(14,651)	(14,651)
Realized (gain)/loss on revenue hedges	(2,787)	—	—	—	(2,787)

Operating income	$211,172	$72,854	$5,237	$(95,573)	193,690

Other expense, net					(18,171)

Income before income taxes					175,519
Provision for income taxes					(60,166)

Net income					115,353
Net income attributable to noncontrolling interests					(1,091)

Net income attributable to Expedia, Inc.					$114,262

	Three months ended June 30, 2009
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party Revenue	$689,975	$53,159	$26,634	$—	$769,768
Intersegment Revenue	—	36,916	—	(36,916)	—

Revenue	$689,975	$90,075	$26,634	$(36,916)	$769,768

Operating Income Before Amortization	$227,786	$52,010	$(128)	$(67,252)	$212,416
Amortization of intangible assets	—	—	—	(9,302)	(9,302)
Stock-based compensation	—	—	—	(13,576)	(13,576)
Occupancy tax assessments and legal reserves	—	—	—	(74,211)	(74,211)
Restructuring charges	—	—	—	(6,098)	(6,098)
Realized (gain)/loss on revenue hedges	5,413	—	—	—	5,413

Operating income (loss)	$233,199	$52,010	$(128)	$(170,439)	114,642

Other expense, net					(38,461)

Income before income taxes					76,181
Provision for income taxes					(34,338)

Net income					41,843
Net income attributable to noncontrolling interests					(941)

Net income attributable to Expedia, Inc.					$40,902

Notes to Consolidated Financial Statements—(Continued)

	Six months ended June 30, 2010
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party Revenue	$1,328,628	$153,924	$69,327	$—	$1,551,879
Intersegment Revenue	—	85,068	—	(85,068)	—

Revenue	$1,328,628	$238,992	$69,327	$(85,068)	$1,551,879

Operating Income Before Amortization	$351,341	$139,315	$10,952	$(139,592)	$362,016
Amortization of intangible assets	—	—	—	(17,372)	(17,372)
Stock-based compensation	—	—	—	(33,543)	(33,543)
Realized (gain)/loss on revenue hedges	(5,237)	—	—	—	(5,237)

Operating income	$346,104	$139,315	$10,952	$(190,507)	305,864

Other expense, net					(38,211)

Income before income taxes					267,653
Provision for income taxes					(91,701)

Net income					175,952
Net income attributable to noncontrolling interests					(2,295)

Net income attributable to Expedia, Inc.					$173,657

	Six months ended June 30, 2009
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party Revenue	$1,249,175	$104,632	$51,673	$—	$1,405,480
Intersegment Revenue	—	70,945	—	(70,945)	—

Revenue	$1,249,175	$175,577	$51,673	$(70,945)	$1,405,480

Operating Income Before Amortization	$378,668	$100,091	$(1,348)	$(135,208)	$342,203
Amortization of intangible assets	—	—	—	(18,371)	(18,371)
Stock-based compensation	—	—	—	(32,148)	(32,148)
Occupancy tax assessments and legal reserves	—	—	—	(74,211)	(74,211)
Restructuring charges	—	—	—	(14,816)	(14,816)
Realized (gain)/loss on revenue hedges	4,932	—	—	—	4,932

Operating income (loss)	$383,600	$100,091	$(1,348)	$(274,754)	207,589

Other expense, net					(64,382)

Income before income taxes					143,207
Provision for income taxes					(61,610)

Net income					81,597
Net income attributable to noncontrolling interests					(1,311)

Net income attributable to Expedia, Inc.					$80,286

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$701,400	$227,015	$(94,455)	$833,960

Costs and expenses:
Cost of revenue	—	150,786	18,961	(1,176)	168,571
Selling and marketing	—	285,957	104,138	(93,265)	296,830
Technology and content	—	70,130	17,290	—	87,420
General and administrative	—	35,839	43,280	(14)	79,105
Amortization of intangible assets	—	2,951	5,393	—	8,344

Operating income	—	155,737	37,953	—	193,690

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	125,239	11,339	—	(136,578)	—
Other, net	(18,157)	32,840	(32,854)	—	(18,171)

Total other income (expense), net	107,082	44,179	(32,854)	(136,578)	(18,171)

Income before income taxes	107,082	199,916	5,099	(136,578)	175,519
Provision for income taxes	7,180	(73,849)	6,503	—	(60,166)

Net income	114,262	126,067	11,602	(136,578)	115,353
Net income attributable to noncontrolling interest	—	—	(1,091)	—	(1,091)

Net income attributable to Expedia, Inc.	$114,262	$126,067	$10,511	$(136,578)	$114,262

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Three Months Ended June 30, 2009 (In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$660,787	$205,433	$(96,452)	$769,768

Costs and expenses:
Cost of revenue	—	119,740	30,284	(1,262)	148,762
Selling and marketing	—	257,164	109,517	(95,189)	271,492
Technology and content	—	62,411	15,464	6	77,881
General and administrative	—	44,789	22,598	(7)	67,380
Amortization of intangible assets	—	2,841	6,461	—	9,302
Occupancy tax assessments and legal reserves		74,211	—	—	74,211
Restructuring charges	—	3,771	2,327	—	6,098

Operating income	—	95,860	18,782	—	114,642

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	52,566	1,269	—	(53,835)	—
Other, net	(18,188)	(13,966)	(6,307)	—	(38,461)

Total other income (expense), net	34,378	(12,697)	(6,307)	(53,835)	(38,461)

Income before income taxes	34,378	83,163	12,475	(53,835)	76,181
Provision for income taxes	6,524	(29,247)	(11,615)	—	(34,338)

Net income	40,902	53,916	860	(53,835)	41,843
Net income attribuatable to noncontrolling interest	—	—	(941)	—	(941)

Net income (loss) attributable to Expedia, Inc.	$40,902	$53,916	$(81)	$(53,835)	$40,902

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,299,449	$442,526	$(190,096)	$1,551,879

Costs and expenses:
Cost of revenue	—	282,949	44,948	(1,296)	326,601
Selling and marketing	—	569,095	197,378	(188,805)	577,668
Technology and content	—	139,280	34,918	13	174,211
General and administrative	—	73,459	76,712	(8)	150,163
Amortization of intangible assets	—	6,414	10,958	—	17,372

Operating income	—	228,252	77,612	—	305,864

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	195,910	24,828	—	(220,738)	—
Other, net	(36,337)	55,187	(57,061)	—	(38,211)

Total other income (expense), net	159,573	80,015	(57,061)	(220,738)	(38,211)

Income before income taxes	159,573	308,267	20,551	(220,738)	267,653
Provision for income taxes	14,084	(109,876)	4,091	—	(91,701)

Net income	173,657	198,391	24,642	(220,738)	175,952
Net income attributable to noncontrolling interest	—	—	(2,295)	—	(2,295)

Net income attributable to Expedia, Inc.	$173,657	$198,391	$22,347	$(220,738)	$173,657

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Six Months Ended June 30, 2009 (In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,210,843	$369,746	$(175,109)	$1,405,480

Costs and expenses:
Cost of revenue	—	237,533	57,146	(2,404)	292,275
Selling and marketing	—	473,772	206,278	(172,674)	507,376
Technology and content	—	125,042	30,502	9	155,553
General and administrative	—	90,916	44,413	(40)	135,289
Amortization of intangible assets	—	5,680	12,691	—	18,371
Occupancy tax assessments and legal reserves		74,211	—		74,211
Restructuring charges	—	10,775	4,041	—	14,816

Operating income	—	192,914	14,675	—	207,589

Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	103,376	(1,551)	—	(101,825)	—
Other, net	(36,363)	(20,777)	(7,242)	—	(64,382)

Total other income (expense), net	67,013	(22,328)	(7,242)	(101,825)	(64,382)

Income before income taxes	67,013	170,586	7,433	(101,825)	143,207
Provision for income taxes	13,273	(64,901)	(9,982)	—	(61,610)

Net income (loss)	80,286	105,685	(2,549)	(101,825)	81,597
Net income attribuatable to noncontrolling interest	—	—	(1,311)	—	(1,311)

Net income (loss) attributable to Expedia, Inc.	$80,286	$105,685	$(3,860)	$(101,825)	$80,286

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$80,676	$2,484,526	$429,435	$(1,178,946)	$1,815,691
Investment in subsidiaries	4,276,263	505,534	—	(4,781,797)	—
Intangible assets, net	—	678,228	123,100	—	801,328
Goodwill	—	3,057,801	538,963	—	3,596,764
Other assets, net	2,670	323,428	83,013	—	409,111

TOTAL ASSETS	$4,359,609	$7,049,517	$1,174,511	$(5,960,743)	$6,622,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$797,681	$2,368,382	$600,105	$(1,178,946)	$2,587,222
Long-term debt	895,374	—	—	—	895,374
Other liabilities	—	389,801	83,943	—	473,744
Stockholders’ equity	2,666,554	4,291,334	490,463	(4,781,797)	2,666,554

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,359,609	$7,049,517	$1,174,511	$(5,960,743)	$6,622,894

CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2009 (In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$95,846	$1,643,085	$420,379	$(934,261)	$1,225,049
Investment in subsidiaries	4,163,845	590,536	—	(4,754,381)	—
Intangible assets, net	—	684,367	138,664	—	823,031
Goodwill	—	3,057,942	546,052	—	3,603,994
Other assets, net	3,128	199,838	82,116	—	285,082

TOTAL ASSETS	$4,262,819	$6,175,768	$1,187,211	$(5,688,642)	$5,937,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$618,007	$1,621,449	$529,862	$(934,261)	$1,835,057
Long-term debt	895,086	—	—	—	895,086
Other liabilities	—	377,821	79,466	—	457,287
Stockholders’ equity	2,749,726	4,176,498	577,883	(4,754,381)	2,749,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,262,819	$6,175,768	$1,187,211	$(5,688,642)	$5,937,156

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$824,676	$108,657	$933,333

Investing activities:
Purchases of investments	—	(395,756)	(33,727)	(429,483)
Maturities of investments	—	—	46,912	46,912
Other, net	—	(61,621)	(47,146)	(108,767)

Net cash provided by (used in) investing activities	—	(457,377)	(33,961)	(491,338)

Financing activities:
Payment of dividends to stockholders	(40,122)	—	—	(40,122)
Treasury stock activity	(198,504)	—	—	(198,504)
Transfers (to) from related parties	203,874	(203,874)	—	—
Other, net	34,752	(10,299)	(26,607)	(2,154)

Net cash used in financing activities	—	(214,173)	(26,607)	(240,780)
Effect of exchange rate changes on cash and cash equivalents	—	(10,119)	(37,786)	(47,905)

Net increase in cash and cash equivalents	—	143,007	10,303	153,310
Cash and cash equivalents at beginning of period	—	418,855	223,689	642,544

Cash and cash equivalents at end of period	$—	$561,862	$233,992	$795,854

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$824,351	$20,199	$844,550

Investing activities:
Net cash provided by investing activities	—	11,270	23,968	35,238

Financing activities:
Credit facility repayments	—	(650,000)	—	(650,000)
Transfers (to) from related parties	4,895	(12,866)	7,971	—
Other, net	(4,895)	(14,009)	(9,070)	(27,974)

Net cash used in financing activities	—	(676,875)	(1,099)	(677,974)
Effect of exchange rate changes on cash and cash equivalents	—	(8,587)	3,655	(4,932)

Net increase in cash and cash equivalents	—	150,159	46,723	196,882
Cash and cash equivalents at beginning of period	—	538,341	127,071	665,412

Cash and cash equivalents at end of period	$—	$688,500	$173,794	$862,294

Part I.	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.com™, TripAdvisor Media Network, Expedia Affiliate Network, Classic Vacations, Expedia Local Expert™, Expedia® CruiseShipCenters®, Egencia™, eLong™, and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

All percentages within this section are calculated on actual, unrounded numbers.

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. In addition, beginning in September 2008, global economic and financial market conditions worsened markedly, creating uncertainty for travelers and suppliers. This macroeconomic downturn pressured discretionary spending on travel and advertising, with initial weakness in the United States and the United Kingdom markets increasing and spreading to all geographies. Although current macroeconomic trends have been generally stable to slightly improved, unemployment remains at historically high levels and consumer spending remains pressured. More recently, volcanic activity and related travel disruptions, foreign currency fluctuations (primarily the devaluation of the Euro), overall uncertainty about the European economy and rising airfares have all contributed to pressure on the travel industry generally and our volumes specifically. Our near-term visibility remains limited.

Airline Sector

The airline sector in particular has historically experienced significant turmoil. U.S. airlines responded to chronic overcapacity, financial losses and extreme volatility in oil prices by aggressively reducing their cost structures and seating capacities. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Most carriers aggressively reduced capacities in 2008 and 2009, and at this time, plans for re-visiting capacity expansion in 2010 appear to be relatively limited. Recently there has been increased carrier consolidation, which tends to put additional pressure on capacity and fares.

In 2008, many carriers raised their per seat yields by increasing fares, assessing fuel surcharges and increasing the use of a la carte pricing for such items as baggage, food and beverage and preferred seating. Since then, the use of ancillary fees to supplement revenues has remained, and in some cases been expanded. However, as overall travel demand waned at the end of 2008 and into 2009, carriers began lowering ticket prices in order to attract more leisure travelers.

Expedia generally benefits from a low fare environment, as low fares tend to encourage leisure travel, leave more of the travel budget available for hotel spend and because our air revenues are tied principally to ticket volumes, not prices. Hence, the 2009 fare environment was a favorable one for Expedia, as airfares on tickets sold by Expedia decreased 15% in 2009, contributing to 15% growth in air tickets sold. More recently, however, given the stabilization in the macro economy and aggressive capacity reductions, carriers have begun increasing fares. In the second quarter of 2010, airfares on Expedia sites were up 17%, and our current forecasts indicate that airfare increases will likely continue at least through the summer travel season.

In the spring of 2009, Expedia.com and other major online travel agencies began offering air tickets to consumers without an associated online booking fee, matching the airline supplier sites, which also do not charge online booking fees. Expedia broadened this fee elimination to many of its international websites, as well as removed most change/cancel fees in excess of those charged by travel suppliers. These fee actions, combined with the above reductions in distribution costs, have combined to reduce Expedia’s global revenue per ticket by over 30% in the past three years. We passed the anniversary of these fee cuts beginning in March 2010 which eliminated the pressure on revenue per ticket but contributed to a meaningful decline in our rate of growth in air tickets sold.

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

Hotel Sector

In 2008, the hotel sector witnessed supply growth and slowing demand, resulting in declining occupancy rates. Average Daily Rate (“ADR”) growth, which had been robust in 2006 and 2007, slowed considerably throughout 2008, and by the end of 2008 had stopped growing entirely. In 2009, we experienced a 15% decline in global ADRs due primarily to weak travel demand and continued supply expansion. In the first half of 2010, ADRs began to stabilize and for Expedia were flat on a year over year basis.

While lower occupancies have historically increased the availability of discounted hotel rooms, and a lower rate of ADR growth can positively impact underlying room night growth, lower ADRs also decrease our revenue per room night as our remuneration varies proportionally with the room price. Revenue per room night in 2009 declined 17% primarily due to the downward movement in ADRs as well as adverse movements in foreign exchange rates and lower fees. In the first half of 2010, ADRs have been generally flat to slightly increasing on our sites while revenue per room night is down 6%. The decrease in revenue per room night is due in part to adverse movements in the foreign exchange rates, lower consumer fees and customer refunds as a result of the Icelandic volcano.

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

In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, and supplier growth outpaced online agency growth for several years. As a result, according to PhoCusWright, by 2009 travel supplier sites accounted for 61% of total online travel spend in the United States. More recently, due to booking fee reductions and eliminations, online agents appear to have regained some share of overall online travel spend. Our visibility on whether these share gains continue once we pass the anniversary of the fee actions in 2010 is limited.

Differentiation among the various website offerings has narrowed dramatically in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on features other than price. Competitive entrants such as “metasearch” companies have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies; although in most cases they are not providing actual travel booking services. Some of these competitors have raised significant amounts of capital and have begun to aggressively market their service offerings. In early 2009, TripAdvisor.com launched a competitive metasearch travel offering featuring a Fee Estimator enabling customers to see the price of their flight including various airline fees such as baggage charges. In addition, beginning in 2009 we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations and acquisitions by companies such as Google and Microsoft.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases places pressure on historical business models. In particular, the agency hotel model has seen rapid adoption in Europe, and Expedia introduced a competitive offering in the spring of 2009. While agency hotel is an important component of our European strategy, we expect it will take time to gain traction with incremental hotel suppliers, and for Expedia to drive meaningful demand to those hotels.

Intense competition has also historically led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. In 2009, we experienced a reversal of these trends due to several factors including the softer macro environment, lower ad rates and a pullback in spend by some of our online competitors impacted by lower fee revenues. Our marketing spend in the first half of 2010 has returned to a more normalized environment as the economy improves. We believe that over the long term we can manage the direct portion of our sales and marketing expense largely in line with revenue growth.

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

Technology and Continuous Innovation. Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft to our introduction of more recent innovations such as Expedia’s introduction of its “Expedia Easy Manage” agency hotel program, Media Solutions introduction of rich media display ads called StorePoint Expandables, TripAdvisor’s launch of its new hotel Business Listings product and new mobile sites in 17 countries and 11 different languages, Expedia.com’s introduction of Unpublished Rates opaque hotel inventory and Hotwire’s introduction of its One-Way car product. We intend to continue innovating on behalf of our travelers, suppliers and advertisers with particular focus on improving the traveler experience, supplier integration and presentation, platform improvements, search engine marketing and search engine optimization.

Global Reach. Our Expedia, Hotels.com and TripAdvisor Media Network brands operate both in the United States and internationally. We also offer Chinese travelers an array of products and services through our majority ownership in eLong and through our TripAdvisor brands daodao.com and kuxun.cn, and we offer hotel bookings to European-based travelers through our wholly-owned subsidiary Venere, which we acquired in the third quarter of 2008. During the first half of 2010, approximately 34% of our worldwide gross bookings and 35% of worldwide revenue were international.

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

In the first half of 2010, over 60% of our revenue came from transactions involving the booking of hotel reservations, with approximately 13% of our worldwide revenue derived from the sale of airline tickets. We facilitate travel products and services either as stand-alone products or as part of package transactions. We have emphasized growing our merchant hotel and packages businesses as these result in higher revenue per transaction; however, we are also working to grow our global agency hotel business in Europe, given the success of the agency model with both suppliers and travelers in that region. We also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We have been working toward and will continue to work toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increasing advertising revenue from our worldwide websites such as Expedia.com and Hotels.com, which have historically been focused on transaction revenue. During the first half of 2010, advertising and media revenue accounted for approximately 13% of worldwide revenue.

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

Occupancy Taxes

We are currently involved in 50 lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recent developments include:

•

Certain new lawsuits have been brought, including suits by the City of Santa Monica, California; the Town of Hilton Head Island, South Carolina; Baltimore County, Maryland; and the City of Philadelphia, Pennsylvania, as further described below.

•

City of San Diego, California Litigation. The San Diego hearing officer held in favor of the City of San Diego at the administrative level and held that occupancy taxes are due. We have appealed the decision. This action is consolidated in the Superior Court of the State of California, Los Angeles with the pending claims by the cities of Anaheim, San Francisco and Los Angeles, and further proceedings will take place in this court.

•

City of Atlanta, Georgia Litigation. The trial court ruled on the parties’ cross-motions for summary judgment. The court held that the online travel companies are not innkeepers and therefore are not subject to the Atlanta ordinance. The court held that the online travel companies are third-party tax collectors and that tax should be collected on the online travel companies’ fees. The court issued an injunction requiring the online travel companies to collect and remit taxes on their fees.

•

Settlements or settlements in principle of the lawsuits brought by Worcester County, Maryland; the County of Monroe, Florida; and the suit brought by the City of Charleston, Town of Mt. Pleasant and City of North Myrtle Beach, South Carolina have been reached.

For additional information on recent developments, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $27 million as of June 30, 2010, which includes amounts expected to be paid in connection with the settlements listed above, and $21 million as of December 31, 2009. A variety of factors could affect the ultimate amount we pay, if any, in connection with any of the occupancy tax-related matters.

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

Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Gross Bookings
Leisure	$6,194	$5,293	17%	$12,355	$10,198	21%

TripAdvisor Media Network(1)	—	—	N/A	—	—	N/A
Egencia	489	330	48%	960	651	47%

Total gross bookings	$6,683	$5,623	19%	$13,315	$10,849	23%

Revenue Margin
Leisure	11.6%	13.0%		10.8%	12.2%

TripAdvisor Media Network(1)	N/A	N/A		N/A	N/A
Egencia	7.3%	8.1%		7.2%	7.9%
Total revenue margin(1)	12.5%	13.7%		11.7%	13.0%

(1)	TripAdvisor Media Network, which is comprised of media businesses that differ from our transaction-based websites and our Egencia business, does not have associated gross bookings or revenue margin. However, third-party revenue from the TripAdvisor Media Network is included in revenue used to calculate total revenue margin.

The increase in worldwide gross bookings for the three and six months ended June 30, 2010, as compared to the same periods in 2009, was primarily due to a 10% and 14% increases in transactions and a 17% and 13% increase in average airfares.

The decrease in revenue margin for the three and six months ended June 30, 2010, as compared to the same periods in 2009, was primarily due to a higher mix of air bookings, which have a lower revenue margin than our other products and services. The higher mix of air bookings is due in part to an increase in air ticket prices.

Results of Operations

Revenue

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Leisure	$716	$690	4%	$1,329	$1,249	6%
TripAdvisor Media Network (Third-party revenue)	82	53	55%	154	105	47%
Egencia	36	27	33%	69	52	34%

Total revenue	$834	$770	8%	$1,552	$1,405	10%

Revenue increased for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to an increase in worldwide hotel revenue within our Leisure segment as well as an increase in advertising and media revenue within our TripAdvisor Media Network and Leisure segments.

Worldwide hotel revenue increased 4% and 8% for the three and six months ended June 30, 2010, compared to the same periods in 2009. The increase was primarily due to a 12% and 14% increase in room nights stayed, including rooms delivered as a component of packages, partially offset by a 7% and 6% decline in revenue per room night. Revenue per room night decreased due to the impact from foreign exchange, customer refunds related to the Icelandic volcano and lower hotel services fees for the three and six months ended June 30, 2010 compared to the same periods in 2009.

Worldwide air revenue increased 13% and 9% for the three and six months ended June 30, 2010, compared to the same periods in 2009. The increase for the three months ended June 30, 2010 was due to a 6% increase in air tickets sold combined with a 7% increase in revenue per air ticket. The increase for the six months ended June 30, 2010 was due to a 14% increase in air tickets sold, partially offset by a 4% decrease in revenue per air ticket. Revenue per air ticket increased during the three month period primarily as a result of an increase in average airfares, while it decreased for the six month period due to our elimination of booking fees on Expedia.com beginning in March 2009, partially offset by an increase in average airfares.

The remaining worldwide revenue other than hotel and air discussed above, which includes advertising and media, car rental, destination services, agency cruise, increased by 17% and 18% for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to an increase in our advertising and media revenue.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$548	$527	4%	$999	$936	7%
Agency	178	165	9%	347	319	9%
Advertising and media(1)	108	78	39%	206	150	38%

Total revenue	$834	$770	8%	$1,552	$1,405	10%

(1)	Includes third-party revenue from TripAdvisor Media Network as well as our Leisure transaction-based websites.

Merchant revenue increased for the three and six months ended June 30, 2010, compared to the same periods in 2009, due to the increase in merchant hotel revenue primarily driven by an increase in room nights stayed.

Agency revenue increased for the three and six months ended June 30, 2010, compared to the same periods in 2009, due to an increase in air revenue.

Advertising and media revenue increased during the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to a 55% and 47% increase in advertising revenue at TripAdvisor Media Network.

Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Customer operations	$82	$72	14%	$160	$140	15%
Credit card processing	53	43	24%	98	83	18%
Data center and other	34	34	(2%)	69	69	(1%)

Total cost of revenue	$169	$149	13%	$327	$292	12%

% of revenue	20.2%	19.3%		21.0%	20.8%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, certain promotions, destination supply, and stock-based compensation.

During the three and six months ended June 30, 2010, the primary drivers of the increase in cost of revenue expense were higher costs related to credit card processing, telesales and customer service to support the growth in our transaction volumes. The three months ended June 30, 2010 also increased as a result of expenses related to the Icelandic volcano and airline strike activity as well as investments made during the second quarter, such as call center migration. We expect cost of revenue to increase in absolute dollars but decrease as a percentage of revenue for full year 2010.

Selling and Marketing

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Direct costs	$216	$204	6%	$418	$372	12%
Indirect costs	81	67	19%	160	135	18%

Total selling and marketing	$297	$271	9%	$578	$507	14%

% of revenue	35.6%	35.3%		37.2%	36.1%

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

Selling and marketing expenses increased $26 million and $71 million during the three and six months ended June 30, 2010, compared to the same periods in 2009, due to an increase in affiliate marketing expenses, higher personnel costs primarily related to our PSG staff and our global advertising and media businesses, expenses associated with the opening of a new global headquarters for our lodging supply group and an increase in online spending for Hotwire. We expect selling and marketing expense to increase in absolute dollars and as a percentage of revenue for full year 2010 in part due to approximately $20 million in relocation and other costs related to the opening of a new global headquarters for our lodging supply group.

Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$44	$42	5%	$91	$83	10%
Depreciation and amortization of technology assets	20	16	21%	36	32	13%
Other	23	20	20%	47	41	15%

Total technology and content	$87	$78	12%	$174	$156	12%

% of revenue	10.5%	10.1%		11.2%	11.1%

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

The increase of $9 million and $18 million in technology and content expense during the three and six months ended June 30, 2010, compared to the same periods in 2009, was primarily due to increased personnel costs to support our worldwide transaction-based businesses and TripAdvisor Media Network businesses as well as an increase in depreciation expense associated with an increase in our capital expenditures. We expect technology and content expense to increase in absolute dollars and as a percentage of revenue for full year 2010.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$43	$39	10%	$83	$75	10%
Professional fees and other	36	28	28%	67	60	12%

Total general and administrative	$79	$67	17%	$150	$135	11%

% of revenue	9.5%	8.8%		9.7%	9.6%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for professional services including legal, tax and accounting, and other costs including stock-based compensation.

The $12 million increase in general and administrative expense during the three months ended June 30, 2010, compared to the same period in 2009, was due primarily to an increase in our reserve for the potential settlement of issues related to hotel occupancy taxes and higher personnel expenses, partially offset by a reduction in legal and related fees primarily due to the timing of litigation. The $15 million increase for the six months ended June 30, 2010 was due to similar factors, with higher personnel expenses being the primary driver of the year over year increase. We expect general and administrative expense to increase in absolute dollars but decrease as a percentage of revenue for full year 2010.

Amortization of Intangible Assets

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$8	$9	(10%)	$17	$18	(5%)
% of revenue	1.0%	1.2%		1.1%	1.3%

Restructuring Charges

During the three and six months of 2009, in conjunction with the reorganization of our business around our global brands, we recognized $6 million and $15 million in restructuring charges primarily related to employee severance and related benefits. No such charges were recognized during the first half of 2010. For additional information, see Note 7 — Restructuring Charges in the notes to the consolidated financial statements.

Occupancy Tax Assessments and Legal Reserves

During the three and six months ended June 30, 2009, we recognized $55 million, which was reduced to $48 million subsequently in 2009, related to monies paid in advance of litigation in the San Francisco occupancy tax proceedings and an accrual of $19 million for the settlement of the Expedia consumer class action lawsuit. For additional information, see Note 9 — Commitments and Contingencies in the notes to the consolidated financial statements.

Operating Income

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Operating income	$194	$115	69%	$306	$208	47%
% of revenue	23.2%	14.9%		19.7%	14.8%

Operating income increased for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to occupancy tax assessments and legal reserves and restructuring charges recorded in 2009 that did not recur and an increase in revenue, which was substantially offset by a corresponding increase to costs and expenses.

Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Interest income	$1	$1	(14%)	$2	$4	(56%)
Interest expense	(20)	(21)	(3%)	(41)	(42)	(2%)

Interest income decreased for the six months ended June 30, 2010, compared to the same periods in 2009 primarily due to lower average interest rates.

Other, Net

Other, net is comprised of the following:

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Foreign exchange rate gains/(losses), net	$1	$(15)	(107%)	$2	$(21)	(110%)
Noncontrolling investment basis adjustment	—	(5)	(100%)	—	(5)	(100%)
Equity income/(loss) of unconsolidated affiliates	—	1	(100%)	(1)	—	N/A

Total other, net	$1	$(19)	(106%)	$1	$(26)	(106%)

Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$(60)	$(34)	75%	$(92)	$(62)	49%
Effective tax rate	34.3%	45.1%		34.3%	43.0%

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.

The decrease in the effective rate for the three and six months ended June 30, 2010 as compared to the same periods in 2009 was primarily due to an increase in estimated earnings in jurisdictions outside the United States, the non-deductible portion of occupancy tax assessments accrued during the second quarter of 2009 as well as a non-deductible loss on one of our equity method investment and, to a lesser extent, lower accrual related to uncertain tax positions.

Our effective tax rate was 34.3% for the three and six months ended June 30, 2010, which is lower than the 35% federal statutory rate primarily due to an increase in estimated earnings in jurisdictions outside the United States, partially offset by state income taxes and accruals related to uncertain tax positions.

Our effective tax rate was 45.1% and 43.0% for the three and six months ended June 30, 2009, which is higher than the 35% federal statutory rate primarily due to state income taxes and non-deductible expenses described above.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $1.0 billion and $688 million at June 30, 2010 and December 31, 2009, including $132 million and $148 million of cash and short-term investment balances of majority-owned subsidiaries; and our revolving credit facility.

In February 2010, we entered into a new $750 million, three-year revolving credit facility, replacing our prior credit facility. Pricing is based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 300 basis points, and undrawn amounts bearing interest at 50 basis points. We incurred approximately $8 million in fees associated with the new facility, which will be amortized over its life of three years. As of June 30, 2010, $721 million was available under the facility representing the total $750 million facility less $29 million of outstanding stand-by letters of credit. We had an additional $11 million of outstanding stand-by letters of credit related to the prior facility.

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

As of June 30, 2010, we had a deficit in our working capital of $772 million, compared to a deficit of $610 million as of December 31, 2009 primarily due to financing activities including stock repurchases and dividend payments.

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

Our cash flows are as follows:

	Six months ended June 30,
	2010	2009	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$933	$845	$88
Investing activities	(491)	35	(526)
Financing activities	(241)	(678)	437
Effect of foreign exchange rate changes on cash and cash equivalents	(48)	(5)	(43)

For the six months ended June 30, 2010, net cash provided by operating activities increased by $88 million primarily due to a decrease in income tax payments and higher operating income after adjusting for the impacts of depreciation and amortization.

We used $526 million more in cash for investing activities for the six months ended June 30, 2010 compared to the prior year period primarily due to an increased use of cash of $428 million related to net purchases of investments, an increase in capital expenditures of $31 million and an increase in net cash paid for acquisitions of $28 million.

Cash used in financing activities for the six months ended June 30, 2010 primarily included cash paid to acquire shares of $199 million, including the repurchased shares under the 2006 authorization discussed below, as well as $40 million in cash dividend payments, partially offset by $31 million of proceeds from the exercise of equity awards. Cash used in financing activities for the six months ended June 30, 2009 primarily included the repayment of $650 million of borrowings under the prior credit facility.

In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchase. During the first half of 2010, we repurchased, through open market transactions, 8.4 million shares under this authorization for a total cost of $188 million, representing an average repurchase price of $22.46 per share. As of June 30, 2010, 11.6 million shares remain authorized for repurchase. No additional repurchases have been made under this authorization as of July 29, 2010.

In the first and second quarters of 2010, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid quarterly cash dividends of $0.07 per share of outstanding common stock payable to stockholders of record as of the close of business on March 11, 2010 and May 27, 2010. In addition, on July 26, 2010, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock to stockholders of record as of the close of business on August 26, 2010. Future declarations of dividends are subject to final determination by our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency for the six months ended June 30, 2010 showed a net decrease of $48 million reflecting depreciation in currencies and higher foreign-denominated cash balances in the current year period.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2009. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of June 30, 2010 or December 31, 2009.

Part I.	Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Interest Rate Risk

During the first quarter of 2010, we began investing in investment grade corporate debt securities and, as of June 30, 2010, we had $125 million of available for sale investments. Additionally, as of June 30, 2010 our investments included a $33 million bearer deposit note classified as held to maturity. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of these investments assuming an adverse change of 100 basis points. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $1 million as of June 30, 2010. Such losses would only be realized if we sold the investments prior to maturity.

There have been no other material changes in our market risk during the six months ended June 30, 2010. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The following are developments regarding such legal proceedings:

Occupancy Tax Litigation

City of Houston, Texas Litigation. The City has appealed the trial court’s grant of summary judgment in favor of the online travel companies and the denial of its motion for new trial.

City of Bowling Green, Kentucky Litigation. Plaintiff has appealed the trial court’s motion to dismiss in favor of the online travel companies.

City of San Diego, California Litigation. In the San Diego proceeding, the city-appointed hearing officer has held in favor of the City of San Diego at the administrative level. We have appealed the decision. This action is consolidated in the Superior Court of the State of California, Los Angeles with the pending claims by the Cities of Anaheim, San Francisco and Los Angeles, and further proceedings will take place in this court.

City of Anaheim, California Litigation. Defendants’ demurrer and motion for judgment granting claim for declaratory relief are pending before the court.

County of Monroe, Florida Statewide Class Action. The parties have reached a settlement in principle.

Leon County, Florida Litigation. The plaintiff counties in this case have sought a court order to allow the addition of five new counties to this suit.

Orange County, Florida Litigation. Plaintiff has moved for summary judgment. The August 23, 2010 trial date in this action has been stricken by the court.

Columbus-Findley, Ohio Litigation. The parties have filed cross-motions for summary judgment. Plaintiff municipalities have requested certification of legal issues to the Ohio Supreme Court.

City of Atlanta, Georgia Litigation. The trial court ruled on the parties’ cross-motions for summary judgment. The court held that the online travel companies are not innkeepers and therefore are not subject to the Atlanta ordinance. The court held that the online travel companies are third-party tax collectors and that tax should be collected on the online travel companies’ fees. The court issued an injunction requiring the online travel companies to collect and remit taxes on their fees.

Columbus, Georgia Litigation. The parties have filed cross-motions for summary judgment.

City of Charleston, Town of Mt. Pleasant and City of North Myrtle Beach Litigation. The parties have reached a settlement in principle.

South Carolina Department of Revenue Litigation. Oral argument was held before the South Carolina Supreme Court on Travelscape’s appeal and the appeal is now under consideration by the court.

St. Louis, Missouri Litigation. The court denied defendant online travel companies motion to dismiss plaintiff’s complaint.

Gallup, New Mexico Litigation. Plaintiff Municipalities have filed a motion for reconsideration of the court’s denial of their motion for summary judgment.

Goodlettsville, Tennessee Litigation. Plaintiff’s motion for class certification has been granted.

Township of Lyndhurst, New Jersey Litigation. Lyndhurst has requested certification to the New Jersey Supreme Court in connection with its pending appeal of the trial court’s dismissal of its claims.

County Commissioners of Worcester County, Maryland Litigation. The parties have reached a settlement in principle.

County of Lawrence, Pennsylvania Litigation. Defendant online travel companies have moved to dismiss the complaint.

Part II.	Item 1. Legal Proceedings

Pine Bluff, Arkansas Litigation. Defendant online travel companies have moved to dismiss the complaint.

The following additional cases were filed and/or served during the second quarter of 2010:

The Appeal of the City of Philadelphia, Pennsylvania v. Tax Review Board, Court of Common Pleas of Philadelphia County, First Judicial District, Nos. 00764 and 00363. The City of Philadelphia has appealed the administrative decision by its Tax Review Board finding that Expedia is not obligated to pay hotel occupancy taxes to the Court of Common Pleas. The City is challenging the adverse decision of the Tax Review Board and claims that its municipal ordinance requires the collection and remittance of occupancy taxes by Expedia.

City of Santa Monica, California v. Expedia, Inc, et al., Superior Court of the State of California, County of Los Angeles, West District, Case No. 108568. On June 25, 2010, the City of Santa Monica brought a suit against a number of internet travel companies, including hotels.com, Expedia and Hotwire. The City claims that internet travel companies act as independent, nonexclusive sales agents for hotels and thus are obligated to collect and remit occupancy tax on their services. The complaint includes claims for conversion, declaratory relief, violations of California Civil Code § 2223, violations of California Civil Code § 2224, imposition of a constructive trust, declaratory relief regarding application of the step transaction doctrine, and liability as agents under California Civil Code §§ 2343, 2344. This case is consolidated in the Superior Court of the State of California, Los Angeles with the pending claims by the City of Anaheim, San Francisco, San Diego and Los Angeles. Defendants’ answer is due August 6, 2010.

Town of Hilton Head Island, South Carolina v. Hotels.com, et al., Court of Common Pleas, County of Beaufort, Case No. 2010-CP-07-1544. On April 2, 2010, the Town of Hilton Head filed suit against a number of internet travel companies, including hotels.com, Expedia and Hotwire. The Town of Hilton Head claims that defendants have failed to collect, or collected and failed to remit or pay, beach preservation fees and local accommodation taxes. The complaint includes claims for violation of the local accommodations tax ordinance, conversion, imposition of a trust and/or constructive trust, unjust enrichment, demand for legal accounting, unfair trade practices, and civil conspiracy. Defendants’ answer to the complaint is due August 2, 2010.

Baltimore County, Maryland v. Priceline.com, Inc., et al., United States District Court, District of Maryland, Northern Division, Case No. MJG10CV1104 . On May 3, 2010, Baltimore County filed suit against a number of internet travel companies, including hotels.com, Expedia and Hotwire. The complaint alleges that the defendants have failed to pay county hotel occupancy taxes as required by municipal ordinance. The complaint includes claims for declaratory judgment, violation of the tax code, conversion, injunctive relief, unjust enrichment/assumpsit, imposition of a constructive trust and damages. Defendants’ answer to the complaint is due August 20, 2010.

At various times, the Company has also received notices of audit or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes, which are listed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.

New York Litigation. The City of New York has moved to dismiss the online travel companies’ claim that the city’s newly-enacted ordinance exceeds the scope of its taxing authority.

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

Part II.	Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith.

Signature

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

July 29, 2010	Expedia, Inc.

	BY:	/S/ MICHAEL B. ADLER
Michael B. Adler
Chief Financial Officer