Form 10-Q
period 2010-09-30
Expedia, Inc.
filed 2010-10-29
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 16, 2010 was:

Common stock, $0.001 par value per share	251,458,325 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended September 30, 2010

Part I.	Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$987,860	$852,428	$2,539,739	$2,257,908

Costs and expenses:
Cost of revenue (1)	190,033	169,436	516,634	461,711
Selling and marketing (1)	344,019	284,847	921,687	792,223
Technology and content (1)	93,297	78,637	267,508	234,190
General and administrative (1)	75,581	73,165	225,744	208,454
Amortization of intangible assets	8,126	9,588	25,498	27,959
Occupancy tax assessments and legal reserves	—	—	—	74,211
Restructuring charges	—	13,781	—	28,597

Operating income	276,804	222,974	582,668	430,563

Other income (expense):
Interest income	2,454	1,153	4,270	5,241
Interest expense	(26,993)	(21,180)	(68,405)	(63,630)
Other, net	(13,657)	(4,749)	(12,272)	(30,769)

Total other expense, net	(38,196)	(24,776)	(76,407)	(89,158)

Income before income taxes	238,608	198,198	506,261	341,405
Provision for income taxes	(60,584)	(80,385)	(152,285)	(141,995)

Net income	178,024	117,813	353,976	199,410
Net income attributable to noncontrolling interests	(1,474)	(799)	(3,769)	(2,110)

Net income attributable to Expedia, Inc.	$176,550	$117,014	$350,207	$197,300

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.63	$0.41	$1.23	$0.69
Diluted	0.62	0.40	1.21	0.68

Shares used in computing earnings per share:
Basic	281,215	288,426	284,608	287,987
Diluted	286,284	293,728	289,893	290,835

Dividends declared per common share	$0.07	$—	$0.21	$—
(1)Includes stock-based compensation as follows:

Cost of revenue	$549	$505	$1,825	$1,730
Selling and marketing	3,027	2,974	10,462	9,745
Technology and content	3,210	3,315	10,840	11,903
General and administrative	6,235	7,725	23,437	23,289

Total stock-based compensation	$13,021	$14,519	$46,564	$46,667

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$950,871	$642,544
Restricted cash and cash equivalents	15,234	14,072
Short-term investments	603,461	45,849
Accounts receivable, net of allowance of $14,686 and $14,562	408,089	307,817
Prepaid merchant bookings	118,174	88,971
Prepaid expenses and other current assets	112,493	125,796

Total current assets	2,208,322	1,225,049
Property and equipment, net	261,832	236,820
Long-term investments and other assets	225,083	48,262
Intangible assets, net	803,996	823,031
Goodwill	3,633,508	3,603,994

TOTAL ASSETS	$7,132,741	$5,937,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$823,416	$652,893
Accounts payable, other	212,379	160,471
Deferred merchant bookings	1,013,953	679,305
Deferred revenue	30,794	17,204
Accrued expenses and other current liabilities	299,681	325,184

Total current liabilities	2,380,223	1,835,057
Long-term debt	1,644,728	895,086
Deferred income taxes, net	237,121	223,959
Other long-term liabilities	98,815	233,328

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	347	343
Authorized shares: 1,600,000
Shares issued: 347,356 and 342,812
Shares outstanding: 251,335 and 263,929
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	6,112,162	6,034,164
Treasury stock - Common stock, at cost	(2,133,601)	(1,739,198)
Shares: 96,021 and 78,883
Retained earnings (deficit)	(1,265,826)	(1,616,033)
Accumulated other comprehensive income (loss)	(3,225)	3,379

Total Expedia, Inc. stockholders’ equity	2,709,883	2,682,681
Noncontrolling interest	61,971	67,045

Total stockholders’ equity	2,771,854	2,749,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,132,741	$5,937,156

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating activities:
Net income	$353,976	$199,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	86,605	75,340
Amortization of stock-based compensation	46,564	46,667
Amortization of intangible assets	25,498	27,959
Deferred income taxes	8,975	(1,174)
Foreign exchange (gain) loss on cash and cash equivalents, net	20,231	(6,719)
Realized gain on foreign currency forwards	(7,170)	(30,372)
Other	(3,751)	8,490
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(113,742)	(95,210)
Prepaid merchant bookings, prepaid expenses and other current assets	(33,734)	(25,765)
Accounts payable, merchant	171,300	142,968
Accounts payable, other, accrued expenses and other current liabilities	36,176	111,782
Deferred merchant bookings	334,776	362,909
Deferred revenue	12,013	4,047

Net cash provided by operating activities	937,717	820,332

Investing activities:
Capital expenditures, including internal-use software and website development	(113,324)	(62,932)
Purchases of investments	(803,575)	(46,000)
Sales and maturities of investments	93,412	90,171
Acquisitions, net of cash acquired	(36,353)	(8,363)
Distributions from Reserve Primary Fund	5,482	9,083
Net settlement of foreign currency forwards	7,170	30,372
Other, net	(2,024)	1,687

Net cash provided by (used in) investing activities	(849,212)	14,018

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	742,994	—
Credit facility repayments	—	(650,000)
Payment of dividends to stockholders	(59,825)	—
Treasury stock activity	(394,403)	(6,363)
Proceeds from exercise of equity awards	38,941	3,050
Purchase of additional interests in controlled subsidiaries	(77,859)	—
Excess tax benefit on equity awards	6,475	251
Changes in restricted cash and cash equivalents	(971)	(12,241)
Other, net	(14,360)	(6,306)

Net cash provided by (used in) financing activities	240,992	(671,609)
Effect of exchange rate changes on cash and cash equivalents	(21,170)	10,426

Net increase in cash and cash equivalents	308,327	173,167
Cash and cash equivalents at beginning of period	642,544	665,412

Cash and cash equivalents at end of period	$950,871	$838,579

Supplemental cash flow information
Cash paid for interest	$75,379	$77,352
Income tax payments, net	130,343	158,257

See accompanying notes.

Notes to Consolidated Financial Statements

September 30, 2010

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

Note 3 – Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$382,571	$382,571	$—
Time deposits	255,000	—	255,000
Investments:
Time deposits	520,804	—	520,804
Corporate debt securities	212,375	—	212,375
Bearer deposit note	33,974	—	33,974

Total assets	$1,404,724	$382,571	$1,022,153

Liabilities
Foreign currency forward contracts	$1,635	$—	$1,635

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

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of September 30, 2010 and December 31, 2009, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less as well as bank account balances.

During the first quarter of 2010, we began investing in investment grade corporate debt securities all of which are classified as available for sale and recorded at fair value with unrealized holding gains and losses recorded, net of tax, as a component of accumulated other comprehensive income. Available for sale securities with remaining maturities of less than one year are classified within short-term investments. All other available for sale securities with remaining maturities ranging from one year to four years are classified within long-term investments and other assets. As of September 30, 2010, we had $49 million of short-term and $164 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value.

Beginning in the second quarter of 2010, our investments include a bearer deposit note, which is a discounted, tradeable note guaranteed by its issuing bank. The note is classified as held to maturity and recorded at amortized cost, and as it has a maturity of less than one year is classified as a short-term investment. The amortized cost basis of this investment approximated its fair value as of September 30, 2010.

We hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments. Of the total time deposit investments, $40 million related to balances held by our majority-owned subsidiaries as of September 30, 2010 and the entire balance as of December 31, 2009 was held by our majority-owned subsidiaries.

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for

Notes to Consolidated Financial Statements—(Continued)

the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of September 30, 2010, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $155 million. We had a net forward liability of $2 million as of September 30, 2010 recorded in accrued expenses and other current liabilities and a net forward asset of $1 million recorded in prepaid and other current assets as of December 31, 2009. We recorded $4 million and $1 million in net gains from foreign currency forward contracts for the three months ended September 30, 2010 and 2009, and $5 million and $30 million in net gains for the nine months ended September 30, 2010 and 2009.

Note 4 – Debt

The following table sets forth our outstanding debt:

	September 30, 2010	December 31, 2009
	(In thousands)
8.5% senior notes due 2016, net of discount	$395,522	$395,086
7.456% senior notes due 2018	500,000	500,000
5.95% senior notes due 2020, net of discount	749,206	—

Long-term debt	$1,644,728	$895,086

Long-term Debt

Our $400 million in senior unsecured notes outstanding at September 30, 2010 are due in July 2016 and bear interest at 8.5% (the “8.5% Notes”). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year. The 8.5% Notes include covenants that limit our ability under certain circumstances to (i) incur additional indebtedness, (ii) pay dividends or make restricted payments, (iii) dispose of assets, (iv) create or incur liens, (v) enter into sale/leaseback transactions and (vi) merge or consolidate with or into another entity. Certain of these covenants in the 8.5% Notes, including the covenants limiting under certain circumstances our ability to incur additional indebtedness, pay dividends or make restricted payments and dispose of assets, will be suspended during any time that the 8.5% Notes have an investment grade rating from both Standard and Poor’s and Moody’s and no default exists under the 8.5% Note indenture. The 8.5% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. Prior to July 1, 2011, in the event of a qualified equity offering, we may redeem up to 35% of the 8.5% Notes at a redemption price of 108.5% of the principal plus accrued interest. Additionally, we may redeem the 8.5% Notes prior to July 1, 2012 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. On or after July 1, 2012, we may redeem the 8.5% Notes in whole or in part at specified prices ranging from 104.250% to 100% of the principal plus accrued interest.

Our $500 million in registered senior unsecured notes outstanding at September 30, 2010 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes include covenants that limit our ability (i) to enter into sale/leaseback transactions, (ii) to create or incur liens and (iii) to merge or consolidate with or into another entity. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part at any time at our option.

In August 2010, we privately placed $750 million of senior unsecured notes due in August 2020 (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is

Notes to Consolidated Financial Statements—(Continued)

payable semi-annually in February and August of each year, beginning February 15, 2011. The 5.95% Notes include covenants that limit our ability under certain circumstances to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. We may redeem the 5.95% Notes at our option in whole or in part at any time or from time to time at a specified “make-whole” premium. We expect to complete an offer to exchange the 5.95% Notes for an equal principal amount of identical registered notes during 2010.

The 8.5%, 7.456% and 5.95% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 11 — Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the Notes was $20 million and $31 million at September 30, 2010 and December 31, 2009.

Based on quoted market prices, the approximate fair value of our Notes was as follows:

	September 30, 2010	December 31, 2009
	(In millions)
8.5% senior notes	$437	$431
7.456% senior notes	561	546
5.95% senior notes	769	—

Credit Facility

In February 2010, we entered into a new $750 million, three-year unsecured revolving credit facility (the “facility”) with a group of lenders, replacing our prior $1 billion credit facility (the “prior facility”). In August 2010, we amended the facility extending the maturity to August 2014, decreasing the interest rate spreads and fees and modifying certain covenants and other terms. The facility is unconditionally guaranteed by certain domestic Expedia subsidiaries, which are the same as under the Notes. As of September 30, 2010 and December 31, 2009, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 250 basis points and undrawn amounts bearing interest at 37.5 basis points as of September 30, 2010. The facility contains financial covenants consisting of a leverage ratio and a minimum interest coverage ratio.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of September 30, 2010, and December 31, 2009, there was $24 million and $42 million of outstanding stand-by LOCs issued under the respective facilities.

Note 5 – Stockholders’ Equity

Share Repurchases

In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchase. During the first nine months of 2010, we repurchased, through open market transactions, 16.6 million shares under this authorization for a total cost of $382 million, excluding transaction costs, representing an average repurchase price of $23.02 per share. As of September 30, 2010, 3.4 million shares remain authorized for repurchase. On October 25, 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional share repurchase of up to 20 million outstanding shares of our common stock.

Dividends on our Common Stock

In the first nine months of 2010, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid quarterly cash dividends of $0.07 per share of outstanding common stock payable to stockholders of record as of the close of business on March 11, 2010, May 27, 2010 and August 26, 2010. In addition, on October 25, 2010, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock to the stockholders of record as of the close of business on November 18, 2010. Future declarations of dividends are subject to final determination by our Board of Directors.

Notes to Consolidated Financial Statements—(Continued)

Stock-based Awards

Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and stock options. Our RSUs generally vest over five years and our stock options generally vest over four years.

As of September 30, 2010, we had stock-based awards outstanding representing approximately 24 million shares of our common stock consisting of options to purchase approximately 19 million shares of our common stock with a weighted average exercise price of $17.63 and weighted average remaining life of 5.2 years and approximately 4 million RSUs.

Annual employee stock-based award grants typically occur during the first quarter of each year. In 2009, we began awarding stock options as our primary form of stock-based compensation. During the nine months ended September 30, 2010, we granted 6 million stock options. During the nine months ended September 30, 2009, we granted 10 million stock options and 1 million RSUs.

The fair value of the stock options granted during the nine months ended September 30, 2010 and 2009 was estimated at the date of grant using the Black-Scholes option-pricing model and totaled $53 million and $34 million.

Comprehensive Income

Comprehensive income attributable to Expedia, Inc. was $219 million and $130 million for the three months ended September 30, 2010 and 2009, and $344 million and $220 million for the nine months ended September 30, 2010 and 2009. The primary difference between net income and comprehensive income attributable to Expedia, Inc. was foreign currency translation adjustments.

Noncontrolling Interests

For the three and nine months ended September 30, 2010, we acquired additional interests in certain majority owned subsidiaries for $53 million and $78 million. Amounts paid in excess of the respective noncontrolling interests were recorded to additional paid-in capital.

Note 6 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net income attributable to Expedia, Inc.	$176,550	$117,014	$350,207	$197,300

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.63	$0.41	$1.23	$0.69
Diluted	0.62	0.40	1.21	0.68

Weighted average number of shares outstanding:
Basic	281,215	288,426	284,608	287,987

Dilutive effect of:
Options to purchase common stock	4,002	4,111	4,171	2,097
Other dilutive securities	1,067	1,191	1,114	751

Diluted	286,284	293,728	289,893	290,835

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Notes to Consolidated Financial Statements—(Continued)

Note 7 – Restructuring Charges

During the nine months ended September 30, 2009, in conjunction with the reorganization of our business around our global brands, we recognized $29 million in restructuring charges. Restructuring charges related to our brand reorganization were substantially completed by the end of 2009 for a total expense of $34 million, the majority of which will be paid by the end of 2010. There were no restructuring charges recognized for the nine months ended September 30, 2010.

The following table summarizes the restructuring liability activity for the nine months ended September 30, 2010:

	Employee Severance and Benefits	Other	Total
	(In thousands)
Accrued liability as of January 1, 2010	$19,056	$1,318	$20,374
Payments	(16,062)	(759)	(16,821)

Accrued liability as of September 30, 2010	$2,994	$559	$3,553

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

The IRS concluded its audit of our consolidated federal tax return for the periods ended December 31, 2005 through December 31, 2007. As a result, we decreased our liability for uncertain tax positions by $152 million, of which $16 million decreased our provision for income taxes, $112 million increased additional paid-in capital and the remaining amount was primarily a decrease to deferred tax assets. The increase in additional paid-in capital is attributable to excess tax benefits related to certain exercises of stock options during 2005 and 2007.

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

Litigation Relating to Hotel Occupancy Taxes. Sixty lawsuits have been filed by cities and counties involving hotel occupancy taxes. In addition, there are three pending consumer lawsuits relating to taxes or fees. The municipality and consumer lawsuits are in various stages. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, twenty-one of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Nine dismissals (Pitt County, North Carolina; City of Madison, Wisconsin; City of Orange, Texas; Fayetteville, Arkansas; Houston, Texas; Louisville, Kentucky; Township of Lyndhurst, New Jersey; Bowling Green, Kentucky; and St. Louis, Missouri) were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the

Notes to Consolidated Financial Statements—(Continued)

potential settlement of issues related to hotel occupancy taxes in the amount of $28 million as of September 30, 2010 and $21 million as of December 31, 2009. Our reserve is based on our best estimate and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded.

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

Expedia.com Consumer Class Action Lawsuit. The third-party appeals of the court’s order approving the settlement agreement related to the Expedia.com Consumer Class Action lawsuit were dismissed on April 14, 2010. As of September 30, 2010, the majority of the estimated settlement accrual of $19 million has been settled with either cash payments or coupon redemptions. The remaining settlement liability includes an estimated coupon redemption rate. Any difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect this difference to be material.

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

Notes to Consolidated Financial Statements—(Continued)

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

The following tables present our segment information for the three and nine months ended September 30, 2010 and 2009. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Three months ended September 30, 2010
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party Revenue	$863,452	$89,761	$34,647	$—	$987,860
Intersegment Revenue	—	49,558	—	(49,558)	—

Revenue	$863,452	$139,319	$34,647	$(49,558)	$987,860

Operating Income Before Amortization	$291,390	$73,659	$2,507	$(73,906)	$293,650
Amortization of intangible assets	—	—	—	(8,126)	(8,126)
Stock-based compensation	—	—	—	(13,021)	(13,021)
Realized loss on revenue hedges	4,301	—	—	—	4,301

Operating income (loss)	$295,691	$73,659	$2,507	$(95,053)	276,804

Other expense, net					(38,196)

Income before income taxes					238,608
Provision for income taxes					(60,584)

Net income					178,024
Net income attributable to noncontrolling interests					(1,474)

Net income attributable to Expedia, Inc.					$176,550

	Three months ended September 30, 2009
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party Revenue	$768,676	$56,597	$27,155	$—	$852,428
Intersegment Revenue	—	40,269	—	(40,269)	—

Revenue	$768,676	$96,866	$27,155	$(40,269)	$852,428

Operating Income Before Amortization	$269,975	$56,692	$789	$(71,030)	$256,426
Amortization of intangible assets	—	—	—	(9,588)	(9,588)
Stock-based compensation	—	—	—	(14,519)	(14,519)
Restructuring charges	—	—	—	(13,781)	(13,781)
Realized loss on revenue hedges	4,436	—	—	—	4,436

Operating income (loss)	$274,411	$56,692	$789	$(108,918)	222,974

Other expense, net					(24,776)

Income before income taxes					198,198
Provision for income taxes					(80,385)

Net income					117,813
Net income attributable to noncontrolling interests					(799)

Net income attributable to Expedia, Inc.					$117,014

Notes to Consolidated Financial Statements—(Continued)

	Nine months ended September 30, 2010
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party Revenue	$2,192,080	$243,685	$103,974	$—	$2,539,739
Intersegment Revenue	—	134,626	—	(134,626)	—

Revenue	$2,192,080	$378,311	$103,974	$(134,626)	$2,539,739

Operating Income Before Amortization	$642,731	$212,974	$13,459	$(213,498)	$655,666
Amortization of intangible assets	—	—	—	(25,498)	(25,498)
Stock-based compensation	—	—	—	(46,564)	(46,564)
Realized gain on revenue hedges	(936)	—	—	—	(936)

Operating income (loss)	$641,795	$212,974	$13,459	$(285,560)	582,668

Other expense, net					(76,407)

Income before income taxes					506,261
Provision for income taxes					(152,285)

Net income					353,976
Net income attributable to noncontrolling interests					(3,769)

Net income attributable to Expedia, Inc.					$350,207

	Nine months ended September 30, 2009
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party Revenue	$2,017,850	$161,230	$78,828	$—	$2,257,908
Intersegment Revenue	—	111,213	—	(111,213)	—

Revenue	$2,017,850	$272,443	$78,828	$(111,213)	$2,257,908

Operating Income Before Amortization	$648,643	$156,783	$(559)	$(206,238)	$598,629
Amortization of intangible assets	—	—	—	(27,959)	(27,959)
Stock-based compensation	—	—	—	(46,667)	(46,667)
Occupancy tax assessments and legal reserves	—	—	—	(74,211)	(74,211)
Restructuring charges	—	—	—	(28,597)	(28,597)
Realized loss on revenue hedges	9,368	—	—	—	9,368

Operating income (loss)	$658,011	$156,783	$(559)	$(383,672)	430,563

Other expense, net					(89,158)

Income before income taxes					341,405
Provision for income taxes					(141,995)

Net income					199,410
Net income attributable to noncontrolling interests					(2,110)

Net income attributable to Expedia, Inc.					$197,300

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

We revised the prior year condensed consolidating statements of operations to conform to our current year presentation. There was no impact on net income for the Parent or the Guarantor or Non-Guarantor Subsidiaries as a result of these changes.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$871,054	$126,717	$(9,911)	$987,860

Costs and expenses:
Cost of revenue	—	163,604	26,299	130	190,033
Selling and marketing	—	241,029	113,165	(10,175)	344,019
Technology and content	—	74,047	19,250	—	93,297
General and administrative	—	54,324	21,123	134	75,581
Amortization of intangible assets	—	1,954	6,172	—	8,126
Intercompany (income) expenses, net	—	199,817	(199,817)	—	—

Operating income	—	136,279	140,525	—	276,804

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	194,500	118,064	—	(312,564)	—
Other, net	(25,143)	(35,726)	22,673	—	(38,196)

Total other income (expense), net	169,357	82,338	22,673	(312,564)	(38,196)

Income before income taxes	169,357	218,617	163,198	(312,564)	238,608
Provision for income taxes	7,193	(23,185)	(44,592)	—	(60,584)

Net income	176,550	195,432	118,606	(312,564)	178,024
Net income attributable to noncontrolling interests	—	—	(1,474)	—	(1,474)

Net income attributable to Expedia, Inc.	$176,550	$195,432	$117,132	$(312,564)	$176,550

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$730,410	$134,495	$(12,477)	$852,428

Costs and expenses:
Cost of revenue	—	139,943	30,769	(1,276)	169,436
Selling and marketing	—	194,190	101,780	(11,123)	284,847
Technology and content	—	61,970	16,733	(66)	78,637
General and administrative	—	52,116	21,061	(12)	73,165
Amortization of intangible assets	—	2,645	6,943	—	9,588
Restructuring charges	—	6,907	6,874	—	13,781
Intercompany (income) expenses, net	—	99,942	(99,942)	—	—

Operating income	—	172,697	50,277	—	222,974

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	128,564	37,742	—	(166,306)	—
Other, net	(18,189)	(11,919)	5,332	—	(24,776)

Total other income (expense), net	110,375	25,823	5,332	(166,306)	(24,776)

Income before income taxes	110,375	198,520	55,609	(166,306)	198,198
Provision for income taxes	6,639	(69,738)	(17,286)	—	(80,385)

Net income	117,014	128,782	38,323	(166,306)	117,813
Net income attribuatable to noncontrolling interest	—	—	(799)	—	(799)

Net income attributable to Expedia, Inc.	$117,014	$128,782	$37,524	$(166,306)	$117,014

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$2,237,258	$332,460	$(29,979)	$2,539,739

Costs and expenses:
Cost of revenue	—	446,334	71,466	(1,166)	516,634
Selling and marketing	—	652,220	298,419	(28,952)	921,687
Technology and content	—	213,327	54,168	13	267,508
General and administrative	—	163,505	62,113	126	225,744
Amortization of intangible assets	—	8,368	17,130	—	25,498
Intercompany (income) expenses, net	—	366,324	(366,324)	—	—

Operating income	—	387,180	195,488	—	582,668

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	390,410	142,866	—	(533,276)	—
Other, net	(61,480)	(3,183)	(11,744)	—	(76,407)

Total other income (expense), net	328,930	139,683	(11,744)	(533,276)	(76,407)

Income before income taxes	328,930	526,863	183,744	(533,276)	506,261
Provision for income taxes	21,277	(133,061)	(40,501)	—	(152,285)

Net income	350,207	393,802	143,243	(533,276)	353,976
Net income attributable to noncontrolling interests	—	—	(3,769)	—	(3,769)

Net income attributable to Expedia, Inc.	$350,207	$393,802	$139,474	$(533,276)	$350,207

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,941,253	$347,880	$(31,225)	$2,257,908

Costs and expenses:
Cost of revenue	—	377,318	88,073	(3,680)	461,711
Selling and marketing	—	522,908	296,751	(27,436)	792,223
Technology and content	—	187,012	47,235	(57)	234,190
General and administrative	—	147,866	60,640	(52)	208,454
Amortization of intangible assets	—	8,325	19,634	—	27,959
Occupancy tax assessments and legal reserves	—	74,211	—	—	74,211
Restructuring charges	—	17,682	10,915	—	28,597
Intercompany (income) expenses, net	—	231,043	(231,043)	—	—

Operating income	—	374,888	55,675	—	430,563

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	231,940	36,191	—	(268,131)	—
Other, net	(54,552)	(41,973)	7,367	—	(89,158)

Total other income (expense), net	177,388	(5,782)	7,367	(268,131)	(89,158)

Income before income taxes and minority interest	177,388	369,106	63,042	(268,131)	341,405
Provision for income taxes	19,912	(134,639)	(27,268)	—	(141,995)

Net income	197,300	234,467	35,774	(268,131)	199,410
Net income attribuatable to noncontrolling interest	—	—	(2,110)	—	(2,110)

Net income attributable to Expedia, Inc.	$197,300	$234,467	$33,664	$(268,131)	$197,300

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$87,869	$2,079,274	$508,091	$(466,912)	$2,208,322
Investment in subsidiaries	4,482,670	697,161	—	(5,179,831)	—
Intangible assets, net	—	676,273	127,723	—	803,996
Goodwill	—	3,057,625	575,883	—	3,633,508
Other assets, net	8,826	390,839	87,250	—	486,915

TOTAL ASSETS	$4,579,365	$6,901,172	$1,298,947	$(5,646,743)	$7,132,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$162,783	$2,142,790	$541,562	$(466,912)	$2,380,223
Long-term debt	1,644,728	—	—	—	1,644,728
Other liabilities	—	259,668	76,268	—	335,936
Stockholders’ equity	2,771,854	4,498,714	681,117	(5,179,831)	2,771,854

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,579,365	$6,901,172	$1,298,947	$(5,646,743)	$7,132,741

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$95,846	$1,643,085	$420,379	$(934,261)	$1,225,049
Investment in subsidiaries	4,163,845	590,536	—	(4,754,381)	—
Intangible assets, net	—	684,367	138,664	—	823,031
Goodwill	—	3,057,942	546,052	—	3,603,994
Other assets, net	3,128	199,838	82,116	—	285,082

TOTAL ASSETS	$4,262,819	$6,175,768	$1,187,211	$(5,688,642)	$5,937,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$618,007	$1,621,449	$529,862	$(934,261)	$1,835,057
Long-term debt	895,086	—	—	—	895,086
Other liabilities	—	377,821	79,466	—	457,287
Stockholders’ equity	2,749,726	4,176,498	577,883	(4,754,381)	2,749,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,262,819	$6,175,768	$1,187,211	$(5,688,642)	$5,937,156

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$759,017	$178,700	$937,717

Investing activities:
Purchases of investments	—	(735,928)	(67,647)	(803,575)
Sales and maturities of investments	—	37,576	55,836	93,412
Capital expenditures, including internal-use software and website development	—	(101,107)	(12,217)	(113,324)
Other, net	—	12,375	(38,100)	(25,725)

Net cash used in investing activities	—	(787,084)	(62,128)	(849,212)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	742,994	—	—	742,994
Payment of dividends to stockholders	(59,825)	—	—	(59,825)
Treasury stock activity	(394,403)	—	—	(394,403)
Purchase of additional interests in controlled subsidiaries	—	—	(77,859)	(77,859)
Transfers (to) from related parties	(333,283)	333,283	—	—
Other, net	44,517	(11,039)	(3,393)	30,085

Net cash provided by (used in) financing activities	—	322,244	(81,252)	240,992
Effect of exchange rate changes on cash and cash equivalents	—	(16,730)	(4,440)	(21,170)

Net increase in cash and cash equivalents	—	277,447	30,880	308,327
Cash and cash equivalents at beginning of period	—	418,855	223,689	642,544

Cash and cash equivalents at end of period	$—	$696,302	$254,569	$950,871

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$808,292	$12,040	$820,332

Investing activities:
Capital expenditures, including internal-use software and website development	—	(49,596)	(13,336)	(62,932)
Purchase of investments	—	—	90,171	90,171
Sales and maturities of investments	—	—	(46,000)	(46,000)
Other, net	—	41,810	(9,031)	32,779

Net cash provided by (used in) investing activities	—	(7,786)	21,804	14,018

Financing activities:
Credit facility repayments	—	(650,000)	—	(650,000)
Transfers (to) from related parties	3,096	(11,067)	7,971	—
Other, net	(3,096)	(9,027)	(9,486)	(21,609)

Net cash used in financing activities	—	(670,094)	(1,515)	(671,609)
Effect of exchange rate changes on cash and cash equivalents	—	(23,963)	34,389	10,426

Net increase in cash and cash equivalents	—	106,449	66,718	173,167
Cash and cash equivalents at beginning of period	—	538,341	127,071	665,412

Cash and cash equivalents at end of period	$—	$644,790	$193,789	$838,579

Part I.	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. In addition, beginning in September 2008, global economic and financial market conditions worsened markedly, creating uncertainty for travelers and suppliers. This macroeconomic downturn pressured discretionary spending on travel and advertising, with initial weakness in the United States and the United Kingdom markets increasing and spreading to all geographies. Although current macroeconomic trends have been generally stable to slightly improved, unemployment remains at historically high levels and consumer spending remains pressured. More recently, in the second quarter of 2010, volcanic activity and related travel disruptions, foreign currency fluctuations (primarily the devaluation of the Euro), overall uncertainty about the European economy and rising airfares all contributed to pressure on the travel industry generally and our volumes specifically. In the third quarter of 2010 however, the volcanic activity has abated, and the year-over-year increases in air ticket prices have moderated. Global economic conditions remain uncertain and as such our near-term visibility remains limited.

Airline Sector

The airline sector in particular has historically experienced significant turmoil. U.S. airlines responded to chronic overcapacity, financial losses and extreme volatility in oil prices by aggressively reducing their cost structures and seating capacities. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Most carriers aggressively reduced capacities in 2008 and 2009, and so far in 2010 have generally maintained capacity discipline with airline traffic growth continuing to outpace capacity additions. Recently there has been increased carrier consolidation, which tends to put additional pressure on capacity and fares.

Expedia generally benefits from a low fare environment, as low fares tend to encourage leisure travel, leave more of the travel budget available for hotel spend and because our air revenues are tied principally to ticket volumes, not prices. Hence, the 2009 fare environment was a favorable one for Expedia, as airfares on tickets sold by Expedia decreased 15% in 2009, contributing to 15% growth in air tickets sold. More recently, however, given some stabilization in the macro economy and aggressive capacity reductions, carriers have been increasing fares. In the third quarter of 2010, airfares on Expedia sites were up 9%.

In the spring of 2009, Expedia.com and other major online travel agencies began offering air tickets to consumers without an associated online booking fee, matching the airline supplier sites, which also do not charge online booking fees. Expedia broadened this fee elimination to many of its international websites, as well as removed most change/cancel fees in excess of those charged by travel suppliers. We passed the anniversary of these fee cuts beginning in March 2010, which eliminated the pressure on revenue per ticket but contributed to a meaningful decline in our rate of growth in air tickets sold. Primarily as a result of average ticket prices, revenue per ticket has been up recently, growing 4% in the third quarter of 2010.

We believe that the economics for our air business are largely stable in the near term, though we could encounter pressure on air remuneration as certain supply agreements renew, and as air carriers and GDSs re-negotiate their long-term agreements in 2011.

Hotel Sector

In 2008, the hotel sector witnessed supply growth and slowing demand, resulting in declining occupancy rates. Average Daily Rate (“ADR”) growth, which had been robust in 2006 and 2007, slowed considerably throughout 2008, and by the end of 2008 had stopped growing entirely. In 2009, we experienced a 15% decline in global ADRs due primarily to weak travel demand and continued supply expansion. In the first half of 2010, ADRs began to stabilize and for Expedia were flat to increasing on a year-over-year basis. In the third quarter of 2010, ADRs on Expedia sites increased 4% year-over-year. If the economic conditions remain stable to improving, we expect conditions in the lodging market to continue to improve with both occupancies and ADRs continuing to increase into 2011.

The revenue that we earn per room night is largely driven by trends in ADRs as our remuneration varies proportionally with the room price. As in the current environment, when room rates are increasing, it can cause a headwind on the rate of room night growth but provides a tailwind in revenue per night. Revenue per room night in 2009 declined 17% primarily due to the downward movement in ADRs as well as adverse movements in foreign exchange rates and lower fees. In the first half of 2010, ADRs were generally flat to slightly increasing on our sites while revenue per room night was down 6%. The decrease in revenue per room night in the first half of 2010 was due in part to adverse movements in the foreign exchange rates, lower consumer fees and customer refunds as a result of the Icelandic volcano. For the third quarter of 2010 however, the environment was generally more stable and as a result our revenue per room night was flat year-over-year.

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

Differentiation among the various website offerings has narrowed dramatically, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on features other than price. Competitive entrants such as “metasearch” companies have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies; although in most cases, they are not providing actual travel booking services. Some of these competitors have raised significant amounts of capital and have begun to aggressively market their service offerings. In early 2009, TripAdvisor.com launched a competitive metasearch travel offering featuring a Fee Estimator enabling customers to see the price of their flight including various airline fees such as baggage charges. In addition, beginning in 2009 and 2010, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations and acquisitions by companies such as Google and Microsoft.

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

Intense competition has also historically led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. In 2009, we experienced a reversal of these trends due to several factors including the softer macro environment, lower ad rates and a pullback in spend by some of our online competitors impacted by lower fee revenues. Our marketing spend in 2010 has returned to a more normalized environment as the economy has improved. We believe that over the long term we can manage our sales and marketing expense largely in line with revenue growth.

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

Through Egencia, we make travel products and services available on a managed basis to corporate travelers in North America, Europe and the Asia Pacific region. We also have a growing media and advertising business led by our TripAdvisor Media Network. TripAdvisor gathers and publishes user-generated content such as hotel reviews that travelers use for research prior to booking their trip. TripAdvisor sells advertising to online travel agencies and travel suppliers as they try to reach these highly sought after customers.

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

Technology and Continuous Innovation. Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft to our introduction of more recent innovations such as Expedia’s introduction of its “Expedia Easy Manage” agency hotel program, Media Solutions introduction of rich media display ads called StorePoint Expandables, TripAdvisor’s launch of its hotel Business Listings product and new mobile sites in 17 countries and 11 different languages, Expedia.com’s introduction of Unpublished Rates opaque hotel inventory and Hotwire’s introduction of its One-Way car product. We intend to continue innovating on behalf of our travelers, suppliers and advertisers with particular focus on improving the traveler experience, supplier integration and presentation, platform improvements, search engine marketing and search engine optimization.

Global Reach. Our Expedia, Hotels.com and TripAdvisor Media Network brands operate both in the United States and internationally. We also offer Chinese travelers an array of products and services through our majority ownership in eLong and through our TripAdvisor brands daodao.com and kuxun.cn, and we offer hotel bookings to European-based travelers through our wholly-owned subsidiary Venere. During the first nine months of 2010, approximately 35% of our worldwide gross bookings and 37% of worldwide revenue were international.

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

In the first nine months of 2010, 63% of our revenue came from transactions involving the booking of hotel reservations, with approximately 12% of our worldwide revenue derived from the sale of airline tickets. We facilitate travel products and services either as stand-alone products or as part of package transactions. We have emphasized growing our merchant hotel and packages businesses as these result in higher revenue per transaction; however, we are also working to grow our agency hotel business in Europe, given the success of the agency model with both suppliers and travelers in that region. We also seek to continue growing revenue for our car rental, destination services, cruise and other product offerings. We have been working toward and will continue to work toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increasing advertising revenue from our worldwide websites such as Expedia.com and Hotels.com, which have historically been focused on transaction revenue. During the first nine months of 2010, advertising and media revenue accounted for approximately 13% of worldwide revenue.

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

Occupancy Taxes

We are currently involved in 51 lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recent developments include:

•	We were served with a new lawsuit by the counties of Hamilton, Cuyahoga and Erie, Ohio.

•	The court in the City of St. Louis, Missouri litigation granted the online travel companies’ motion to dismiss the City’s claims and dismissed the lawsuit in its entirety.

•	The court in the City of Anaheim, California Litigation dismissed the City’s amended claims, which the City was allowed to bring after its original claims were dismissed.

•	The court in the County of Monroe, Florida Statewide Class Action entered an order granting preliminary approval of the class action settlement in this case comprised of Florida counties.

For additional information on recent developments, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $28 million as of September 30, 2010, which includes amounts expected to be paid in connection with the settlements listed above, and $21 million as of December 31, 2009. A variety of factors could affect the ultimate amount we pay, if any, in connection with any of the occupancy tax-related matters.

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

New York State has enacted a statute, effective September 1, 2010, taxing hotel room remarketers. In addition, the State of North Carolina has enacted legislation that goes into effect on January 1, 2011 taxing online travel company services as part of its state sales taxes for hotel occupancy.

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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Gross Bookings
Leisure	$6,401	$5,570	15%	$18,756	$15,768	19%

TripAdvisor Media Network(1)	—	—	N/A	—	—	N/A
Egencia	491	344	43%	1,451	994	46%

Total gross bookings	$6,892	$5,914	17%	$20,207	$16,762	21%

Revenue Margin
Leisure	13.5%	13.8%		11.7%	12.8%

TripAdvisor Media Network(1)	N/A	N/A		N/A	N/A
Egencia	7.1%	7.9%		7.2%	7.9%
Total revenue margin(1)	14.3%	14.4%		12.6%	13.5%

(1)	TripAdvisor Media Network, which is comprised of media businesses that differ from our transaction-based websites and our Egencia business, does not have associated gross bookings or revenue margin. However, third-party revenue from the TripAdvisor Media Network is included in revenue used to calculate total revenue margin.

The increase in worldwide gross bookings for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, was primarily due to a 14% increase in transactions for both periods, a 9% and 11% increase in average airfares and a 4% and 2% increase in ADRs.

The decrease in revenue margin for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, was primarily due to higher average air ticket prices, partially offset by growth in advertising and media revenue.

Results of Operations

Revenue

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Leisure	$863	$768	12%	$2,192	$2,018	9%
TripAdvisor Media Network (Third-party revenue)	90	57	59%	244	161	51%
Egencia	35	27	28%	104	79	32%

Total revenue	$988	$852	16%	$2,540	$2,258	12%

Revenue increased for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to an increase in worldwide hotel revenue within our Leisure segment as well as an increase in advertising and media revenue within TripAdvisor Media Network.

Worldwide hotel revenue increased 14% and 10% for the three and nine months ended September 30, 2010, compared to the same periods in 2009. The increase was primarily due to a 14% increase in room nights stayed for both periods, including rooms delivered as a component of packages. The increase for the nine months ended September 30, 2010 was partially offset by a 3% decline in revenue per room night due to the impact from foreign exchange, higher customer refunds due in part to the Icelandic volcano and lower hotel services fees for the nine months ended September 30, 2010 compared to the same period in 2009. Revenue per room night was relatively flat for the three months ended September 30, 2010 compared to the same period in 2009.

Worldwide air revenue increased 14% and 11% for the three and nine months ended September 30, 2010, compared to the same periods in 2009. The increase for the three months ended September 30, 2010 was due to a 10% increase in air tickets sold combined with a 4% increase in revenue per air ticket. The increase for the nine months ended September 30, 2010 was due to a 12% increase in air tickets sold, partially offset by a 1% decrease in revenue per air ticket. Revenue per air ticket increased during the three month period primarily as a result of higher average airfares, while it decreased for the nine month period due to our elimination of booking fees on Expedia.com beginning in March 2009, partially offset by higher average airfares.

The remaining worldwide revenue other than hotel and air discussed above, which includes advertising and media, car rental, destination services and agency cruise, increased by 22% and 19% for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to an increase in our advertising and media revenue.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$675	$594	14%	$1,674	$1,531	9%
Agency	196	175	12%	543	494	10%
Advertising and media(1)	117	83	40%	323	233	38%

Total revenue	$988	$852	16%	$2,540	$2,258	12%

(1)	Includes third-party revenue from TripAdvisor Media Network as well as our Leisure transaction-based websites.

Merchant revenue increased for the three and nine months ended September 30, 2010, compared to the same periods in 2009, due to an increase in merchant hotel revenue primarily driven by an increase in room nights stayed.

Agency revenue increased for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to an increase in air revenue.

Advertising and media revenue increased during the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to a 59% and 51% increase in advertising revenue at TripAdvisor Media Network.

Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Customer operations	$85	$80	6%	$245	$219	12%
Credit card processing	63	54	16%	161	137	17%
Data center and other	42	35	19%	111	106	5%

Total cost of revenue	$190	$169	12%	$517	$462	12%

% of revenue	19.2%	19.9%		20.3%	20.4%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, certain promotions, destination supply, and stock-based compensation.

During the three and nine months ended September 30, 2010, the primary drivers of the increase in cost of revenue expense were higher costs related to credit card processing, customer service and telesales to support the growth in our transaction volumes. We expect cost of revenue to increase in absolute dollars but decrease as a percentage of revenue for full year 2010.

Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Direct costs	$255	$214	20%	$674	$586	15%
Indirect costs	89	71	24%	248	206	20%

Total selling and marketing	$344	$285	21%	$922	$792	16%

% of revenue	34.8%	33.4%		36.3%	35.1%

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

Selling and marketing expenses increased $59 million and $130 million during the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily driven by an increase in search and affiliate marketing expenses, higher personnel costs primarily related to our PSG staff and our global advertising and media businesses, and expenses associated with the opening of a new global headquarters for our lodging supply group. The growth in our overall direct marketing spend in the three and nine months ended September 30, 2010 was in support of our efforts to drive transaction growth. We expect selling and marketing expense to increase in absolute dollars and as a percentage of revenue for full year 2010 in part due to approximately $20 million in relocation and other costs related to the opening of a new global headquarters for our lodging supply group.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$48	$41	18%	$139	$124	13%
Depreciation and amortization of technology assets	20	17	16%	56	49	14%
Other	25	21	22%	73	61	17%

Total technology and content	$93	$79	19%	$268	$234	14%

% of revenue	9.4%	9.2%		10.5%	10.4%

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

The increase of $14 million and $34 million in technology and content expense during the three and nine months ended September 30, 2010, compared to the same periods in 2009, was primarily due to increased personnel costs to support our TripAdvisor Media Network businesses and our worldwide transaction-based businesses, an increase in depreciation expense as well as an increase in consulting and professional fees. We expect technology and content expense to increase in absolute dollars and as a percentage of revenue for full year 2010.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$46	$42	9%	$129	$118	10%
Professional fees and other	30	31	(4%)	97	90	6%

Total general and administrative	$76	$73	3%	$226	$208	8%

% of revenue	7.7%	8.6%		8.9%	9.2%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for professional services including legal, tax and accounting, and other costs including stock-based compensation.

The $3 million increase in general and administrative expense during the three months ended September 30, 2010, compared to the same period in 2009, was due primarily to higher personnel expenses. The $18 million increase for the nine months ended September 30, 2010 was also due to higher personnel expenses as well as an increase in our reserve for the potential settlement of issues related to hotel occupancy taxes, partially offset by a reduction in legal and related fees primarily due to the timing of litigation. We expect general and administrative expense to increase in absolute dollars but decrease as a percentage of revenue for full year 2010.

Amortization of Intangible Assets

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$8	$10	(15%)	$25	$28	(9%)
% of revenue	0.8%	1.1%		1.0%	1.2%

Occupancy Tax Assessments and Legal Reserves

During the three and nine months ended September 30, 2009, we recognized $55 million, which was reduced to $48 million subsequently in 2009, related to monies paid in advance of litigation in the San Francisco occupancy tax proceedings and an accrual of $19 million for the settlement of the Expedia consumer class action lawsuit. For additional information, see Note 9 — Commitments and Contingencies in the notes to the consolidated financial statements.

Restructuring Charges

During the three and nine months ended September 30, 2009, in conjunction with the reorganization of our business around our global brands, we recognized $14 million and $29 million in restructuring charges primarily related to employee severance and related benefits. No such charges were recognized during the first nine months of 2010. For additional information, see Note 7 — Restructuring Charges in the notes to the consolidated financial statements.

Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Operating income	$277	$223	24%	$583	$431	35%
% of revenue	28.0%	26.2%		22.9%	19.1%

Operating income increased for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to an increase in revenue, which was offset by a corresponding increase to operating expenses, as well as restructuring charges recorded in 2009 that did not recur. The nine months ended September 30, 2010 also increased due to $74 million in occupancy tax assessments and legal reserves recorded in 2009 that did not recur.

Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Interest income	$2	$1	113%	$4	$5	(19%)
Interest expense	(27)	(21)	27%	(68)	(64)	8%

Interest income increased for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to higher average cash and investment balances and a higher rate of average interest earned. Interest expense increased for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily as a result of additional interest on the $750 million senior unsecured notes issued in August 2010.

Other, Net

Other, net is comprised of the following:

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Foreign exchange rate losses, net	$(14)	$(5)	171%	$(12)	$(26)	(53%)
Noncontrolling investment basis adjustment	—	—	N/A	—	(5)	(100%)

Total other, net	$(14)	$(5)	188%	$(12)	$(31)	(60%)

Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$(61)	$(80)	(25%)	$(152)	$(142)	7%
Effective tax rate	25.4%	40.6%		30.1%	41.6%

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.

The decrease in the effective rate for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 was primarily due to a reversal of accruals for uncertain tax positions resulting from the conclusion of 2005 to 2007 IRS audits, an increase in estimated earnings in jurisdictions outside the United States, where our effective rate is lower than in the United States, as well as a decrease in accruals on continuing uncertain tax positions.

Our effective tax rate was 25.4% and 30.1% for the three and nine months ended September 30, 2010, which is lower than the 35% federal statutory rate primarily due to a reversal of accruals for uncertain tax positions resulting from the conclusion of 2005 to 2007 IRS audits and an increase in estimated earnings in jurisdictions outside the United States, partially offset by state income taxes.

Our effective tax rate was 40.6% and 41.6% for the three and nine months ended September 30, 2009, which is higher than the 35% federal statutory rate primarily due to state income taxes and accruals related to uncertain tax positions.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $1.6 billion and $688 million at September 30, 2010 and December 31, 2009, including $148 million of cash and short-term investment balances of majority-owned subsidiaries for both periods; and our revolving credit facility.

In August 2010, we privately placed $750 million of senior unsecured notes due in August 2020 (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year, beginning February 15, 2011. We plan to use the proceeds, net of the discount and issuance costs paid to date, of $743 million for general corporate purposes. We expect to complete an offer to exchange the 5.95% Notes for an equal principal amount of identical registered notes during 2010.

In February 2010, we entered into a new $750 million, three-year revolving credit facility, replacing our prior credit facility. In August 2010, we amended the new facility extending the maturity to August 2014, decreasing the interest rate spreads and fees and modifying certain covenants and other terms. Current pricing is based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 250 basis points, and undrawn amounts bearing interest at 37.5 basis points. As of September 30, 2010, $726 million was available under the facility representing the total $750 million facility less $24 million of outstanding stand-by letters of credit.

Our credit ratings are periodically reviewed by rating agencies. In October 2009, our long-term ratings from Moody’s and Standard and Poor’s were raised to Ba1 and BBB-, respectively. Standard and Poor’s maintains a stable ratings outlook and Moody’s changed its outlook to positive in August 2010. Changes in our operating results, cash flows, financial policy or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations. However, at any time during which Standard and Poor’s and Moody’s assign an investment credit rating to the company and no default exists under the 8.5% Note indenture, certain of the covenants for our 8.5% Notes, including the covenants limiting under certain circumstances our ability to incur additional indebtedness, pay dividends or make restricted payments and dispose of assets, will be suspended during that time period.

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

As of September 30, 2010, we had a deficit in our working capital of $172 million, compared to a deficit of $610 million as of December 31, 2009. The change in deficit is primarily due to financing and investing activities including proceeds from the issuance of the $750 million senior unsecured notes issued in August 2010, partially offset by stock repurchases, dividend payments and purchases of marketable securities classified as long-term investments.

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

Our cash flows are as follows:

	Nine months ended September 30,
	2010	2009	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$938	$820	$117
Investing activities	(849)	14	(863)
Financing activities	241	(672)	913
Effect of foreign exchange rate changes on cash and cash equivalents	(21)	10	(32)

For the nine months ended September 30, 2010, net cash provided by operating activities increased by $117 million primarily due to higher operating income after adjusting for the impacts of depreciation and amortization as well as a decrease in income tax payments.

We used $863 million more in cash for investing activities for the nine months ended September 30, 2010 compared to the prior year period primarily due to increased net purchases of investments of $754 million, an increase in capital expenditures of $50 million and an increase in net cash paid for acquisitions of $28 million.

Cash provided by financing activities for the nine months ended September 30, 2010 included net proceeds of $743 million from the 5.95% senior notes issued in August 2010 and $39 million of proceeds from the exercise of equity awards, partially offset by cash paid to acquire shares of $394 million, including the repurchased shares under the 2006 authorization discussed below, $78 million paid to acquire additional interests in certain majority owned subsidiaries, as well as $60 million in cash dividend payments. Cash used in financing activities for the nine months ended September 30, 2009 primarily included a repayment of $650 million of borrowings under the prior credit facility.

In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchase. During the first nine months of 2010, we repurchased, through open market transactions, 16.6 million shares under this authorization for a total cost of $382 million, excluding transaction costs, representing an average repurchase price of $23.02 per share. As of September 30, 2010, 3.4 million shares remain authorized for repurchase. On October 25, 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional share repurchase of up to 20 million outstanding shares of our common stock. No additional repurchases have been made under these authorizations as of October 28, 2010.

In the first three quarters of 2010, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid quarterly cash dividends of $0.07 per share of outstanding common stock payable to stockholders of record as of the close of business on March 11, 2010, May 27, 2010, and August 26, 2010. In addition, on October 25, 2010, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock to stockholders of record as of the close of business on November 18, 2010. Future declarations of dividends are subject to final determination by our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency for the nine months ended September 30, 2010 showed a net decrease of $32 million reflecting depreciation in currencies and higher foreign-denominated cash balances in the current year period.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2009. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of September 30, 2010 or December 31, 2009.

Part I.	Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Interest Rate Risk

During the first quarter of 2010, we began investing in investment grade corporate debt securities and, as of September 30, 2010, we had $212 million of available for sale investments. Additionally, as of September 30, 2010, our investments included a $34 million bearer deposit note classified as held to maturity. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of these investments assuming an adverse change of 100 basis points. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $2 million as of September 30, 2010. Such losses would only be realized if we sold the investments prior to maturity.

There have been no other material changes in our market risk during the nine months ended September 30, 2010. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent Quarterly Reports on Form 10-Q. The following are developments regarding such legal proceedings:

Occupancy Tax Litigation

St. Louis, Missouri Litigation. The online travel companies requested that the court reconsider its denial of their motion to dismiss plaintiff’s complaint. The court granted the online travel companies’ motion and dismissed the case in its entirety. The City has appealed the court’s dismissal of their lawsuit.

City of Anaheim, California Litigation. On August 30, 2010, the court granted the online travel companies’ demurrer and motion for judgment on the City’s amended complaint. The court previously dismissed the City’s claims. The City was allowed to amend its claims and the court has now dismissed the City’s amended claims.

City of San Diego, California Litigation. The online travel companies have filed a petition for writ of mandate and cross-complaint challenging the adverse administrative decision by the City of San Diego hearing officer that the online travel companies should pay hotel occupancy taxes.

County of Monroe, Florida Statewide Class Action. The parties have reached a settlement in principle. On September 3, 2010, the court entered an order granting preliminary approval of the class action settlement.

Atlanta, Georgia Litigation. The parties have appealed the trial court’s ruling on the parties’ cross-motions for summary judgment.

Gallup, New Mexico Litigation. Plaintiff Municipalities filed a motion for reconsideration of the court’s denial of their motion for summary judgment. The court denied the Municipalities’ motion for reconsideration and refused to grant summary judgment in favor of plaintiffs.

City of Santa Monica, California Litigation. Defendant online travel companies have filed their demurrer to the City’s first amended complaint. The City has moved to strike the online travel companies’ demurrer on the basis that taxes must be paid before legal claims can be asserted. The hearing is scheduled for December 6, 2010.

City of Los Angeles, California Litigation. On September 16, 2010, the Los Angeles Assessment Review Officer approved the assessments against the online travel companies on the ground that hotel occupancy taxes are due. This matter remains pending at the administrative level.

Genesee County, Michigan Litigation. The four Michigan counties (Genesee, Calhoun, Ingham, and Saginaw Counties) that brought this suit have moved for summary judgment. Plaintiffs have indicated that they are no longer seeking a class action.

Leon County, Florida Litigation for State Sales Taxes. Defendants the Florida Department of Revenue and the online travel companies both moved to dismiss Leon County’s claim for state level sales taxes on hotel occupancy. The court denied the defendants’ motions to dismiss.

Baltimore County, Maryland Litigation. Defendant online travel companies have moved to dismiss the County’s claims.

The following additional cases were filed and/or served during the third quarter of 2010:

Hamilton County, Ohio v. Hotels.com, et. al., Court of Common Pleas, Hamilton County, Case No. A 1007729. On August 23, 2010, the counties of Hamilton, Cuyahoga, and Erie brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. The counties claim that the online travel companies have failed to remit occupancy taxes. Plaintiffs assert claims for violation of the counties’ transient occupancy taxes, unjust enrichment, money had and received, conversion, constructive trust, breach of contract, declaratory judgment and damages. The defendants have filed for removal of the case to federal court.

Part II.	Item 1. Legal Proceedings—(Continued)

At various times, the Company has also received notices of audit or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes, which are listed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2009 and our subsequent Quarterly Reports on Form 10-Q. In addition, the states of Ohio, Wyoming, Louisiana and Montana; and the cities of Pasadena, California, St. Louis, Missouri and Santa Fe, New Mexico, have begun or attempted to pursue formal or informal audits or administrative procedures, or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.

In re ARC Venture Holding, Inc. The parties reached a settlement, which was approved by the bankruptcy court and became final on July 23, 2010. Expedia made a settlement payment on August 2, 2010 and the case has been dismissed.

New York City Litigation. The city’s motion to dismiss the online travel companies’ claim that the city’s newly-enacted ordinance exceeds the scope of its taxing authority has been granted.

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

Share Repurchase

In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchase. During the nine months ended September 30, 2010, we repurchased 16.6 million shares under this authorization for a total cost of $382 million, excluding transaction costs, representing an average repurchase price of $23.02 per share.

A summary of the repurchase activity for the third quarter of 2010 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)
July 1-31, 2010	—	$—	—	11,618
August 1-31, 2010	6,846	23.64	6,846	4,772
September 1-30, 2010	1,388	23.30	1,388	3,384

Total	8,234	23.58	8,234

On October 25, 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional share repurchase of up to 20 million outstanding shares of our common stock.

Part II.	Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed Herewith	Incorporated by Reference
No.	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith.

Signature

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

October 28, 2010	Expedia, Inc.

	By:	/S/ MICHAEL B. ADLER
Michael B. Adler
Chief Financial Officer