Form 10-K
period 2010-12-31
Expedia, Inc.
filed 2011-02-11
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2010, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $3,853,956,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Outstanding Shares at January 28, 2011
Class	were approximately,
Common stock, $0.001 par value per share	248,460,933 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (Proxy Statement)	Part III

Expedia, Inc.

Form 10-K

For the Year Ended December 31, 2010

Expedia, Inc.

Form 10-K

For the Year Ended December 31, 2010

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

Our portfolio of brands, which is described below, includes: Expedia.com®, Hotels.com®, Hotwire.com™, TripAdvisor Media Network, Expedia® Affiliate Network, Classic Vacations®, Expedia Local Expert™, Expedia® CruiseShipCenters®, Egencia™, eLong™, Inc. (“eLong”) and Venere™ Net SpA (“Venere”). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.

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

Equity Ownership and Voting Control

As of December 31, 2010, there were approximately 248,346,725 shares of Expedia common stock, 25,599,998 shares of Expedia Class B common stock and 751 shares of Expedia preferred stock outstanding. Expedia stockholders are entitled to one vote for each share of common stock, ten votes for each share of Class B common stock and two votes for each share of preferred stock. As of December 31, 2010, Liberty Media Corporation (“Liberty”), through a wholly-owned subsidiary, held approximately 18% of Expedia’s outstanding common stock (or 29% assuming conversion of all shares of Class B common stock into shares of common stock) and 100% of Expedia’s outstanding Class B common stock. As of such date, Barry Diller, Chairman and Senior Executive of Expedia (through his own holdings and holdings of Liberty, over which Mr. Diller generally has voting control pursuant to an irrevocable proxy granted by Liberty under the Stockholders Agreement described below) controlled approximately 61% of the outstanding total voting power of Expedia.

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

Expedia.com.    Our Expedia-branded websites make a large variety of travel products and services available directly to travelers through our U.S.-based website, www.expedia.com, as well as through localized versions of the Expedia website in 20 countries worldwide. Expedia-branded websites target many different types of travelers, from families booking a summer vacation to individual travelers arranging a quick weekend getaway. Travelers can search for, compare information about (including pricing, availability and traveler reviews) and book travel products and services on Expedia-branded websites, including airline tickets, lodging, car rentals, cruises and many destination services — such as airport transfers, local attractions and tours — from a large number of suppliers, on both a stand-alone and package basis.

Hotels.com.    Our Hotels.com website provides a broad selection of hotel properties to travelers, who can plan, shop for and book lodging accommodations, from traditional hotels to vacation rentals. Hotels.com seeks to provide travelers with premium content and service through our U.S.-based website, www.hotels.com, as well as through more than 75 localized versions in the Americas, Europe, Asia Pacific and South Africa. With Hotels.com, we differentiate our offering by positioning the brand as the hotel expert, with premium content about lodging properties.

Hotwire.    Our discount travel website, www.hotwire.com, makes available airline tickets, hotel rooms, rental cars, cruises and vacation packages. Hotwire’s approach matches flexible, price-sensitive travelers with suppliers who have excess seats, rooms and cars they wish to fill without affecting the public’s perception of their brands. Hotwire travelers may enjoy significant discounts by electing to book travel services “opaquely,” without knowing certain itinerary details such as brand, time of departure and exact hotel location, while suppliers create value from excess availability without diluting their core brand-loyal traveler base. Hotwire partners with leading hotel companies worldwide, brand-name domestic and international airlines, and major car rental companies in the United States. Hotwire also operates CarRentals.com, an online car rental marketing and retail firm offering a diverse selection of car rentals direct to consumers. Hotwire operates Travel-ticker.com as well, which is an inspirational travel website that is home to some of the best insider deals at many of the world’s favorite destinations.

Venere.    Our Venere website, www.venere.com, lists more than 72,000 hotel properties in hundreds of locations across the world and provides hotel partners with geographically diverse sources of demand. Venere has direct agency-based relationships with hotels around the globe ensuring it can offer customers best value rates.

The TripAdvisor Media Network.    TripAdvisor, our comprehensive online travel search engine and directory, aggregates traveler reviews and opinions and unbiased articles about cities, hotels, restaurants and activities in a variety of destinations through www.tripadvisor.com and localized versions of the site in 27 countries worldwide, including China under the brand daodao.com. In addition to travel-related information, TripAdvisor’s destination-specific search results provide links to the websites of TripAdvisor’s travel partners (travel providers and marketers) through which travelers can make related travel arrangements. TripAdvisor operates a number of travel media content properties within the TripAdvisor Media Network, including airfarewatchdog.com™, bookingbuddy.com™, cruisecritic.com™, familyvacationcritic.com, flipkey.com™, holidaylettings.co.uk, holidaywatchdog.com™, independenttraveler.com™, kuxun.cn, onetime.com™, seatguru.com®, smartertravel.com™, sniqueaway.com, travel-library.com™, travelpod.com™, and virtualtourist.com™, expanding the Network’s reach, product breadth and appeal to domestic and international advertisers.

Expedia Affiliate Network.    Our private label and co-brand programs make travel products and services available to travelers through third-party company-branded websites. The products and services made available through www.expediaaffiliate.com and www.wwte.com are substantially similar to those made available on Expedia-branded and Hotels.com-branded websites, respectively. We generally compensate participants in the WWTE® and IAN™ private label programs on a revenue-share basis. We also leverage our WWTE and IAN platforms to make Expedia and Hotels.com-branded sites available in various international points of sale.

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

Expedia Local Expert.    Our network offers face-to-face personalized recommendations and assistance in booking events, activities, tours, attractions and other services that travelers seek in their destinations. With access to a rich portfolio of thousands of tours and adventures, Expedia Local Expert (“ELE”) operates concierge and activity desks in more than 100 hotels and other retail locations in many key cities around the world. ELE also operates www.localexpert.com.

Expedia CruiseShipCenters.    Majority-owned by Expedia, CruiseShipCenters is one of North America’s leading sellers of cruise vacations. CruiseShipCenters has over 130 retail locations, a team of 3,200 professionally-trained cruise consultants and a searchable online database of more than 10,000 cruise vacations.

Egencia.    Our full-service travel management company offers travel products and services available to corporations and corporate travelers. Egencia has a global presence in 39 countries across North America, Europe and Asia Pacific. Egencia provides, among other things, centralized booking tools for employees of our corporate customers, unique supply targeted at business travelers, and consolidated reporting for global, large and “SME” (Small & Medium size Enterprise) business segments. Egencia charges its corporate clients account management fees, as well as transactional fees for making or changing bookings. In addition, Egencia provides on-site agents to some corporate clients to more fully support the account. Egencia also offers consulting and meeting management services.

eLong.    Our majority-owned online hotel and air travel service company, based in Beijing, China, specializes in travel products and services in China. eLong uses web-based distribution technologies and a 24-hour nationwide call center to provide consumers with the ability to make hotel reservations at more than 17,000 hotels in over 600 cities across China and more than 130,000 hotels in 100 countries worldwide. eLong also offers air ticketing and other travel related information and services. Travelers can access eLong travel products and services through its websites, including www.elong.com and www.elong.net. eLong, Inc. is a listed company, which trades on the NASDAQ under the symbol “LONG.”

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

We have a robust and growing advertising business, led primarily by the efforts of the TripAdvisor Media Network, which offers travel and other advertisers a host of alternatives for reaching customers in our prime demographic. The majority of advertising revenue is generated through click-based advertising, but we also have a growing display advertising business as well as other new products such as hotel business listings, vacation rentals, and a new private sale site, SniqueAway™. TripAdvisor generates customer traffic to its sites by offering a broad and deep selection of hotel reviews and other user-generated content to help travelers make decisions about where to travel, where to stay and what to do while on vacation. We also generate advertising revenue on our transaction sites, primarily through efforts of Expedia® Media Solutions.

Egencia makes travel products and services available on a managed basis to corporate travelers in North America, Europe and the Asia Pacific region.

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

Technology and Content Innovation.    Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft to our introduction of more recent innovations such as Expedia’s introduction of opaque hotel inventory through its new Unpublished Rates product, TripAdvisor Media Network’s launch of the new private sale site, SniqueAway, through its Smarter Travel Media brand, and Expedia Affiliate Network’s introduction of EAN Package Rates, that gives Expedia affiliates the ability to bundle their inventory with Expedia hotel package rates. In addition, in 2010, we increased our focus on mobile offerings and acquired Mobiata, a mobile application development company, to accelerate these efforts.

We intend to continue innovating on behalf of our travelers, suppliers and advertisers with particular focus on improving the traveler experience, supplier integration and presentation, platform improvements, search engine marketing and search engine optimization.

Global Reach.    Our Expedia, Hotels.com and TripAdvisor Media Network brands operate both in North America and internationally. We also offer Chinese travelers an array of products and services through our majority ownership in eLong and through our TripAdvisor brands daodao.com and kuxun.cn, and we offer hotels to European-based travelers through Venere. In 2010, approximately 36% of our worldwide gross bookings and 38% of worldwide revenue were international.

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

We intend to continue investing in and growing our international points of sale. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce. Future launches may occur under any of our brands, or through acquisition of third-party brands, as in the case of Egencia, eLong, Kuxun and Venere.

Breadth of Product Offering.    We offer a comprehensive array of innovative travel products and services to our travelers. We plan to continue improving and growing these offerings, as well as expand them to our worldwide points of sale over time. Travelers can interact with us how and when they prefer, including via our 24/7 1-800 telesales service, which is an integral part of the Company’s appeal to travelers. We offer travelers access to over 130,000 hotels and over 300 airlines in over 200 countries around the world.

Over 60% of our revenue comes from transactions involving the booking of hotel reservations, with less than 15% of our worldwide revenue derived from the sale of airline tickets. We facilitate travel products and services either as stand-alone products or as part of package transactions. We have emphasized growing our merchant hotel and package businesses as these result in higher revenue per transaction; however, we are working to grow our global agency hotel business through our Venere, Expedia and Hotels.com brands. We also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We have been working toward and will continue to work toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increased advertising revenue from our worldwide websites, such as Expedia.com and Hotels.com, which have historically been focused on transaction revenue. In 2010, advertising and media revenue accounted for approximately 13% of worldwide revenue.

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

Through our Expedia-branded websites, travelers can dynamically assemble multiple component travel packages in a single transaction at a lower price as compared to booking each component separately. Packages assembled by travelers through the packaging model on these websites include a merchant hotel component and an air or car component. Travelers select packages based on the total package price, without being provided component pricing. The use of the merchant travel components in packages enables us to make certain travel products available at prices lower than those charged on an individual component basis by travel suppliers without impacting their established pricing and position models. We also offer third-party provided pre-assembled package offerings, primarily through our international points of sale, further broadening our scope of products and services to travelers.

We also sell airline tickets, hotel rooms, cruises and car rentals through our agency business, with airline ticket transactions currently making up the majority of this business. In 2009, we launched Expedia Easy Manage, which is our agency hotel offer for small hotels and hotels in secondary or tertiary cities, which we expect to become a bigger part of our hotel mix over time. Although net revenue per transaction is lower compared to the merchant model, due to the volume of airline tickets sold our agency gross bookings accounted for 59% of total gross bookings for the year ended December 31, 2010.

Relationships with Travel Suppliers, Distribution and Fulfillment Partners

Overview.    We make travel products and services available from a variety of large and small commercial airlines, lodging properties, car rental companies, cruise lines and destination service providers. We seek to build and maintain long-term, strategic relationships with travel suppliers and global distribution system (“GDS”) partners. An important component of the success of our business depends on our ability to maintain our existing, as well as build new, relationships with travel suppliers and GDS partners.

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

We use Sabre and to a lesser extent Amadeus and Travelport as our GDS segment providers in order to ensure the widest possible supply of content for our travelers.

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

Our marketing channels primarily include online advertising including search engine marketing and optimization, offline advertising, direct and/or personalized traveler communications on our websites as well as through direct e-mail communication with our travelers. Our marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from our travel suppliers based on our supplier relationships. In addition, we offer several traveler loyalty programs to our worldwide travelers, including welcomerewards on Hotels.com and, beginning in 2011, Expedia Rewards on Expedia.com.

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

Operations and Technology

We provide 24-hour-a-day, seven-day-a-week traveler sales and support by telephone or via e-mail. For purposes of operational flexibility, we use a combination of outsourced and in-house call centers. Our call centers are located throughout the world, including extensive outsourced operations in the Philippines, El Salvador and Egypt. We have made significant investments in our call center technologies in 2008 through 2010 and have plans to continue these investments going forward.

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

We have developed innovative technology to power our global travel marketplace. For example, our Best Fare Search technology essentially deconstructs segment feeds in the United States from GDS partners for air flight searches and recommends the best way to re-assemble multi-leg itineraries so that they are less expensive and more flexible for the traveler. We have recently made significant investments related to platform improvements, for example migrating our Hotels.com business onto a single platform, new hotel search capabilities, international site expansion, a variety of customer facing improvements across our brands, and new and increased data center capabilities. We expect to continue to invest in technology improvements into 2011 and beyond.

Competition

Our brands compete in rapidly evolving and intensely competitive markets. We believe the relatively low percentage of total travel sales transacted online, particularly in international markets, indicates that these markets represent especially large opportunities for Expedia and those of its competitors that wish to expand their brands and businesses abroad.

Our competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services, search engines, such as Google and Bing, and travel meta-search engines. We face these competitors in local, regional, national and/or international markets. In some cases, competitors are offering favorable terms and improved interfaces to suppliers and travelers which make competition increasingly difficult.

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

Our brands face increasing competition from travel supplier direct websites. In some cases, supplier direct channels offer advantages to travelers, such as long standing loyalty programs, no transaction fees and better pricing. Our websites feature travel products and services from numerous travel suppliers, and allow travelers to combine products and services from multiple providers in one transaction. We face competition from airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites. Our business is generally sensitive to changes in the competitive landscape, including the emergence of new competitors or business models, and supplier consolidation.

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

We have three reportable segments: Leisure, the TripAdvisor Media Network and Egencia. The segment and geographic information required herein is contained in Note 17 — Segment Information, in the notes to our consolidated financial statements

Additional Information

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

Employees

As of December 31, 2010, we employed approximately 8,900 full-time and part-time employees, including approximately 1,860 employees of eLong. We believe we have good relationships with our employees, including relationships with employees represented by works councils or other similar organizations.

Part I. Item 1A.    Risk Factors

You should carefully consider each of the following risks and uncertainties associated with our company and the ownership of our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business and/or financial performance.

We operate in an increasingly competitive global environment.

The market for the services we offer is increasingly and intensely competitive. We compete with both established and emerging online and traditional sellers of travel-related services, including online travel agencies, travel suppliers, large online portal and search companies, traditional travel agencies, metasearch companies, operators of travel industry reservation databases and private shopping websites. Some of our competitors, including travel suppliers such as airlines and hotels, may offer products and services on more favorable terms, including lower prices, no fees or unique access to proprietary loyalty programs, such as points and miles. Many of these competitors, such as airlines, hotel and rental car companies, have been steadily focusing on increasing online demand on their own websites in lieu of third-party distributors such as the various Expedia sites. For instance, some low cost airlines, which are having increasing success in the marketplace, distribute their online supply exclusively through their own websites. Suppliers who sell on their own websites, in some instances, offer advantages such as increased or exclusive product availability and their own bonus miles or loyalty points, which could make their offerings more attractive to consumers than ours. In recent years, social media websites and mobile platforms have emerged and are growing significantly. We cannot be certain that we will be able to compete effectively on these or other new sites or platforms that may emerge.

We face increasing competition from other online travel agencies, such as Priceline, Travelocity and Orbitz, which in some cases may have more favorable offerings for both travelers and suppliers, including pricing, connectivity and supply breadth. In particular, we have faced and are facing intense competition from Priceline subsidiaries, Booking.com and Agoda.com. We also compete with other travel agencies for both travelers and the acquisition and retention of supply. Increasing competition from current and emerging competitors, the introduction of new technologies and the expansion of existing technologies, such as metasearch and other search engine technologies, may force us to make changes to our business models, which could affect our financial performance and liquidity. Increased competition has resulted in and may continue to result in reduced margins, as well as loss of travelers, transactions and brand recognition.

Our websites, including in particular the TripAdvisor Media Network websites, also compete for advertising revenue with search engines like Google, Bing and Yahoo! Search that offer pay-per-click or pay-per-impression advertising services, as well as large internet portal sites that offer listing or other advertising opportunities for travel-related companies. These competitors have significantly greater financial, technical, marketing and other resources and large client bases. In addition, we compete with newspapers, magazines and other traditional media companies that provide offline and online advertising opportunities. We expect to face additional competition as other established and emerging companies enter the online advertising market. Competition could result in higher traffic acquisitions costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites. For example, Google, through its launch of Google Places and its proposed acquisition of ITA Software, if completed, as well as Bing, through its launch of Bing Travel, each took steps during 2010 to appeal more directly to travel customers, which could lead to diversion of customer traffic to their own websites or those of a favored partner, or undermine our ability to obtain prominent placement in paid or unpaid search results at a reasonable cost, or at all. In addition, if one or more large search engine begins to facilitate travel transactions on its own websites, it could also adversely affect our results.

We cannot assure you that we will be able to compete successfully against any current, emerging and future competitors or provide differentiated products and services to our traveler base.

Declines or disruptions in the travel industry could adversely affect our business and financial performance.

Our business and financial performance are affected by the health of the worldwide travel industry. Travel expenditures are sensitive to personal and business discretionary spending levels and tend to decline or grow more slowly during economic downturns. Beginning in 2008, domestic and global economic conditions deteriorated rapidly resulting in increased unemployment and a reduction in available financial capital for both business and leisure travelers, which slowed spending on the services we provide. Further economic weakness and uncertainty may result in significantly decreased spending on our services by both business and leisure travelers, which may have a material adverse impact on our business and financial performance.

Our business is also sensitive to fluctuations in hotel occupancy and average daily rates, decreases in airline capacity or periodically rising airline ticket prices, all of which we have recently experienced. Events specific to the air travel industry that could negatively affect our business also include fare increases, continued carrier consolidation, reduced access to airfares, travel-related strikes or labor unrest, bankruptcies or liquidations and increases in fuel prices. Additionally, our business is sensitive to safety concerns, and thus our business has in the past and may in the future decline after incidents of actual or threatened terrorism, during periods of political instability or geopolitical conflict in which travelers become concerned about safety issues, as a result of natural disasters or events such as severe weather conditions, volcanic eruptions, hurricanes or earthquakes or when travel might involve health-related risks, such as the H1N1 and avian flu outbreaks. Such concerns could result in a protracted decrease in demand for our travel services. This decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business, working capital and financial performance over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as severe weather conditions, actual or threatened terrorist activity or war, could result in the incurrence of significant additional costs and constrained liquidity if we, as we have done recently in the case of severe weather conditions, provide relief to affected travelers by refunding the price or fees associated with airline tickets, hotel reservations and other travel products and services.

Our business depends on our relationships with travel suppliers and travel supplier intermediaries.

An important component of our business success depends on our ability to maintain and expand relationships with travel suppliers and GDS partners. A substantial portion of our revenue is derived from compensation negotiated with travel suppliers and GDS partners for bookings made through our websites. Over the last several years, air and hotel travel suppliers have generally reduced or in some cases eliminated payments to travel agents and other travel intermediaries. In addition, our hotel remuneration varies with the room rates paid by travelers (Average Daily Rates, or “ADRs”), meaning that our revenue for each room will generally be proportionately higher or lower depending on the level of the ADR. For example, the significant decline in ADRs, which began in late 2008 and continued through 2009, negatively impacted our hotel booking revenue. In addition, ADRs on our websites generally declined faster than in the overall travel industry due to a number of factors including the increased use of our distribution channels for promotional activities by hotels. To the extent ADRs decline in the future, our hotel booking revenue may be negatively impacted.

Also, each year we typically negotiate or renegotiate numerous long-term airline and hotel contracts. No assurances can be given that GDS partners or travel suppliers will not further reduce or eliminate compensation, attempt to implement direct connections, charge travel agencies for or otherwise restrict access to content, credit card fees or other services, or further reduce their ADRs, any of which could reduce our revenue and margins thereby adversely affecting our business and financial performance. Recently, some airlines have begun to charge separately for checked baggage, food, beverages and other services. GDSs have limited ability to incorporate these elements into our product selection, impacting our product display and comparability with the airlines own sites or other channels that show this content detail. In late 2010, American Airlines began to pursue a new distribution strategy requiring online travel agents to agree to connect directly to American Airlines’ systems, rather than through GDSs, and our contract with American Airlines expired without renewal resulting in their fares being removed from our leisure travel sites. If we cannot reach a new agreement with American Airlines or if other airlines pursue a similar distribution strategy, it could reduce our access to air inventory, reduce our compensation, result in additional operating expenses related to the development, implementation and maintenance of the necessary technology systems, increase the frequency or duration of system problems and delay other projects.

We rely on the value of our brands, and the costs of maintaining and enhancing our brand awareness are increasing.

We believe continued investment in our brands, including Expedia, Hotels.com, Hotwire, Egencia, eLong, Venere and the TripAdvisor Media Network, is critical to retaining and expanding our traveler, supplier and advertiser bases. We have spent, and expect to continue having to spend, more to maintain our brands’ value due to a variety of factors. These include increased spending from our competitors, the increasing costs of supporting multiple brands, expansion into geographies and products where our brands are less well known, inflation in media pricing including search engine keywords and the continued emergence and relative traffic share growth of search engines and metasearch engines as destination sites for travelers. We have spent considerable financial and human resources to date on the establishment and maintenance of our brands, and we will continue to invest in, and devote resources to, advertising and marketing, as well as other brand building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective, or as cost-effective as they have been historically. If we are unable to maintain or enhance consumer awareness of our brands and generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.

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

In addition, to the extent Google, Bing or other leading search or meta-search engines disintermediate online travel agencies or travel content providers by offering comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be a material adverse impact on our business and financial performance. For example, during 2010 Google announced its intention to acquire flight search technology company ITA Software and separately made changes to its hotel search results, including promoting the use of Google Places. To the extent these actions have a negative effect on our search traffic, our business and financial performance would be adversely affected.

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

In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. We have been engaged in a multi-year effort, which we expect to continue for several more years, to migrate key portions of our site functionality to new technology platforms to enable us to introduce innovation more rapidly, achieve better search engine optimization and improve our site merchandising and transaction processing capabilities, among other anticipated benefits. These migrations have been more time consuming and expensive than originally anticipated, and the resources devoted to those efforts have adversely affected our ability to develop new site innovations. Continued delays or difficulties in implementing new or enhanced systems may keep us from achieving the desired results in a timely manner, to the extent anticipated, or at all. In addition, during the migration process the sites may experience reduced functionality and decreases in conversion rates. Also, we may be unable to devote financial resources to new technologies and systems in the future. If any of these events occur, our business and financial performance could suffer.

Our international operations involve additional risks and our exposure to these risks will increase as our business expands globally.

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

Our investments in China create particular risks and uncertainties relating to the laws in China. We have two principal businesses operating in China: eLong, an online transactional travel business; and TripAdvisor China, which operates a media site under the brand daodao.com and a metasearch site under the brand kuxun.cn. The success of these businesses and any future investments we make in China are subject to risks and uncertainties regarding the application, development and interpretation of China’s laws and regulations. Significant uncertainties exist regarding the interpretation and enforcement of Chinese laws and regulations including permits and license requirements, and such uncertainties could limit the available legal protections relating to our investments. Moreover, we cannot predict the effect of future developments in China’s legal system, particularly with respect to the travel industry, the internet and online commerce, media, foreign investment, taxation, labor, and currency exchange and regulation, including the introduction of new laws, changes to existing laws or the interpretation or enforcement of current or future laws and regulations. In addition, the laws and regulations of China restrict foreign investment in areas including air-ticketing, travel agency, internet content provision, mobile communication and related businesses. Although we have established effective control through a series of agreements between the companies in which our Chinese investments are held and their affiliated Chinese entities, future developments in the interpretation or enforcement of Chinese laws and regulations or a dispute relating to these agreements could restrict our ability to operate or restructure these entities or to engage in strategic transactions. Capitalization of our Chinese entities is also subject to extensive government oversight and regulation and there can be no assurance we can provide adequate financing for these entities. Finally, China does not have treaties with the United States or most other western countries providing for the reciprocal recognition and enforcement of judgments of courts. As a result, court judgments obtained in jurisdictions with which China does not have treaties on reciprocal recognition of judgment may be difficult or impossible to enforce in China.

Other risks we face as a result of our international operations include:

•	Political instability;

•	Threatened or actual acts of terrorism;

•	Regulatory requirements, including the Foreign Corrupt Practices Act and newly enacted U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•	Our ability to comply with additional U.S. laws applicable to U.S. companies operating internationally as well as local laws and regulations;

•	Diminished ability to legally enforce our contractual rights;

•	Increased risk and limits on our ability to enforce intellectual property rights;

•	Possible preferences by local populations for local providers;

•	Restrictions on, or adverse consequences related to, the withdrawal of non-U.S. investment and earnings;

•	Currency exchange restrictions;

•	Restrictions on our ability to repatriate cash as well as restrictions on our ability to invest in our operations in certain countries;

•	Exchange rate fluctuations;

•	Financial risk arising from transactions in multiple currencies, including our failure to adequately manage those risks;

•	Slower adoption of the internet as an advertising, broadcast and commerce medium in those markets as compared to the United States; and

•	Difficulties in managing staffing and operations due to distance, time zones, language and cultural differences.

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

We have in the past and may again in the future, restructure portions of our global workforce to simplify and streamline our organization, improve our cost structure and strengthen our overall businesses. These changes could affect employee morale and productivity and be disruptive to our business and financial performance.

Our stock price is highly volatile.

The market price of our common stock is highly volatile and could continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	Quarterly variations in our operating results;

•	Operating results that vary from the expectations of securities analysts and investors;

•	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	Rating agency credit rating actions;

•	Reaction to our earnings releases and conference calls, or presentations by executives at investor and industry conferences;

•	Changes in our capital structure;

•	Changes in market valuations of other internet or online service companies;

•	Announcements of dividends or changes in the amount or frequency of our dividends;

•	Announcements of technological innovations or new services by us or our competitors;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major travel supplier, such as an airline or hotel chain;

•	Changes in the status of our intellectual property rights;

•	Lack of success in the expansion of our business model geographically;

•	Announcements by third parties of significant claims or proceedings against us or adverse developments in pending proceedings;

•	Additions or departures of key personnel;

•	Rumors or public speculation about any of the above factors; and

•	Price and volume fluctuations in the stock markets in general.

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

Adverse application of existing tax laws, rules or regulations or implementation of new unfavorable tax laws, rules or regulations, could have an adverse effect on our business and financial performance.

The application of various domestic and international sales, use, occupancy, value-added and other tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable taxing authorities. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the internet and e-commerce. If the tax laws, rules and regulations were amended, if new unfavorable laws, rules or regulations were adopted, as has recently occurred in certain jurisdictions, or if current laws are interpreted adversely to our interests, particularly with respect to occupancy or value-added taxes, the results could increase our tax payments (prospectively or retrospectively) and/or subject us to interest and/or penalties and decrease the demand for our products and services if we pass on such costs to the consumer. As a result, these changes could have an adverse affect on our businesses or financial performance.

A number of tax authorities have brought lawsuits and have levied assessments asserting that we are required to collect and remit hotel occupancy taxes. In addition, we have in the past and may in the future be required in certain jurisdictions to pay tax assessments, which may be substantial, prior to contesting the validity of such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that the taxpayer believes it is subject to such taxes. We continue to work with relevant tax authorities and legislators to clarify our obligations under existing, new and emerging laws and regulations.

There have been, and will continue to be, substantial ongoing costs, which may include “pay-to-play” payments or surety bond postings, associated with complying with, and defending our position regarding, the various indirect tax ordinances in the numerous markets in which we conduct or will conduct business.

We are involved in various legal proceedings and may experience unfavorable outcomes, which could adversely affect our business and financial condition.

We are involved in various legal proceedings, including, but not limited to, the legal proceedings described in Part I, Item 3, Legal Proceedings, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. The defense of these actions is and may continue to be both time consuming and expensive. If these legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business and financial performance.

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

We may also be held liable for accepting fraudulent credit cards on our websites for transactions where we are merchant of record as well as other payment disputes with our customers. Additionally, we are held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record. Accordingly, we calculate and record an allowance for the resulting credit card charge backs. If we are unable to combat the use of fraudulent credit cards on our websites, our results of operations and financial positions could be materially adversely affected.

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

In addition, we earn an increasing portion of our income, and accumulate a greater portion of our cash flow, in foreign jurisdictions. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the company. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on our U.S. tax expense and our cash flows.

We may be unable to access capital when necessary or desirable.

The availability of funds depends in significant measure on capital markets and liquidity factors over which we exert no control. In light of periodic uncertainty in the capital and credit markets, we can provide no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that our counterparties in any such financings would honor their contractual commitments. In addition, any downgrade of our debt ratings by Standard & Poor’s, Moody’s Investor Service or similar ratings agencies, increases in general interest rate levels or weakening in the credit markets could increase our cost of capital. More recent capital markets experience suggests credit spreads can be significantly higher for companies with lower credit ratings, impacting returns for bondholders and increasing the cost of potential future debt issuances.

In addition, we have experienced, and may experience, declines in seasonal liquidity and capital provided by our merchant hotel business, which has historically provided a meaningful portion of our operating cash flow. The extent of such impact is dependent on several factors, including the rate of growth of our merchant hotel business, payment terms with suppliers and relative growth of businesses which consume rather than generate working capital, such as our agency hotel, advertising and managed corporate travel businesses. We are also accumulating a greater portion of our cash flow in foreign jurisdictions than we had previously and the repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, may result in additional U.S. income tax expense. We also continue to evaluate the use of the agency model versus the merchant model in each of our markets and any change in our relative use of the agency model could have a materially adverse impact on our working capital and liquidity position.

System interruption and the lack of redundancy in our information systems may harm our businesses.

We rely on computer systems to facilitate and process transactions. We have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent us from efficiently fulfilling orders or providing services to third parties. Significant interruptions, outages or delays in our systems, or deterioration in their performance, would impair our ability to process transactions and decrease our quality of service that we can offer to our travelers. These interruptions could include security intrusions and attacks on our systems for fraud or service interruption (called “denial of service” or “bot” attacks). If we were to experience frequent or persistent system failures, our reputation and brands could be harmed.

In addition, we do not have backup systems or contingency plans for certain critical aspects of our operations or business processes, many other systems are not fully redundant and our disaster recovery or business continuity planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact or interrupt computer or communications systems or business processes at any time. Although we have put measures in place to protect certain portions of our facilities and assets, any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services to our travelers and/or third parties for a significant period of time. Remediation may be costly and we may not have adequate insurance to cover such costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.

Mr. Diller currently controls Expedia. If Mr. Diller ceases to control the company, Liberty Media Corporation may effectively control the company.

Subject to the terms of a Stockholders Agreement between Mr. Diller and Liberty Media Corporation, Mr. Diller holds an irrevocable proxy to vote shares of Expedia stock held by Liberty. Accordingly, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of the Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty could effectively control the voting power of our capital stock. Mr. Diller, through shares he owns beneficially as well as those subject to the irrevocable proxy, controlled approximately 61% of the combined voting power of the outstanding Expedia capital stock as of December 31, 2010.

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

Mr. Diller serves as our Chairman of the Board of Directors and Senior Executive, while retaining his role as Chairman of the Board of Directors and Senior Executive of IAC, and Mr. Kaufman serves as Vice Chairman of both Expedia and IAC. The fact that Messrs. Diller and Kaufman hold positions with both companies and own both IAC and Expedia stock could create, or appear to create, potential conflicts of interest for each of Messrs. Diller and Kaufman when facing decisions that may affect both IAC and Expedia. Both Messrs. Diller and Kaufman may also face conflicts of interest with regard to the allocation of their time between IAC and Expedia.

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

As of December 31, 2010, the face value of our long-term indebtedness totaled $1.6 billion. Risks relating to our long-term indebtedness include:

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

We have foreign exchange risk.

We conduct a significant and growing portion of our business outside the United States. As a result, we face exposure to movements in currency exchange rates, particularly those related to the euro, British pound sterling, Canadian dollar, Australian dollar and Chinese renminbi.

These exposures include but are not limited to re-measurement gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; fluctuations in merchant hotel revenue due to relative currency movements from the time of booking to the time of stay; planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur; and the impact of relative exchange rate movements on cross-border travel such as from Europe to the United States and the United States to Europe.

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

We are exposed to the risk of failure to perform by various financial counterparties, including for our insurance coverages, investments, bank deposits, letters of credit and foreign exchange risk management. As it relates to foreign exchange, we employ forward contracts to hedge a portion of our exposure to foreign currency exchange rate fluctuations. As of December 31, 2010, we were party to forward contracts with a notional value of approximately $96 million and the fair value of which was approximately $1.4 million. The counterparties to these contracts were JPMorgan Chase, Barclays, Royal Bank of Scotland, Banc of America, Bank of Tokyo-Mitsubishi, Royal Bank of Canada and BNP Paribas. Upon the maturity of these or subsequent contracts, the counterparties are potentially obligated to pay us net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these forward contracts. In addition, due to the weakening economy we also face increased credit risk and payment delays from our non-financial contract counterparties.

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

Part I. Item 1B.    Unresolved Staff Comments

None.

Part I. Item 2.    Properties

We lease approximately 1.4 million square feet of office space worldwide, pursuant to leases with expiration dates through September 2020.

We lease approximately 348,000 square feet for our headquarters in Bellevue, Washington, pursuant to a lease with an expiration date of October 2018. We also lease approximately 590,000 square feet of office space for our domestic operations in various cities and locations in Arizona, California, Florida, Hawaii, Idaho, Illinois, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, Pennsylvania, Texas and Washington DC, pursuant to leases with expiration dates through November 2015.

We also lease approximately 438,000 square feet of office space for our international operations in various cities and locations, including Australia, Belgium, Brazil, Canada, China, Czech Republic, France, Germany, Greece, India, Ireland, Italy, Japan, Mexico, the Netherlands, Singapore, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates and the United Kingdom, pursuant to leases with expiration dates through September 2020.

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

Class Action Litigation

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

On May 15, 2007, the plaintiffs in the securities class action filed a second amended complaint. The new pleading continues to allege that the defendants failed to disclose material information concerning problems at the Company’s then-travel businesses and to assert the same legal claims as its predecessor. On March 19, 2010, the court granted defendants’ motion to dismiss and dismissed the case in its entirety. The plaintiffs’ time to appeal has expired. On April 1, 2010, as a result of the court’s ruling, the plaintiffs’ appeal from the dismissal of the complaint in the two related consolidated shareholder derivative suits was dismissed with prejudice on consent. Two appeals have been filed by individuals challenging the certification of the classes as well as the fees and expenses awarded to plaintiff’s counsel. Plaintiff’s filed answering briefs on December 17, 2010.

Settled Class Action Litigation

Expedia ® Washington.    On February 18, 2005, three actions filed against Expedia, Inc., a Washington corporation and wholly-owned subsidiary of the registrant (“Expedia Washington”) — C. Michael Nielsen et al. v. Expedia, Inc. et al., No. 05-2-02060-1 (Superior Court, King County), Bruce Deaton et al., v. Expedia, Inc. et al., No. 05-2-02062-8 (Superior Court, King County), each of which was filed January 10, 2005, and Jose Alba, on Behalf of Himself and All Others Similarly Situated v. IAC/InterActiveCorp et al., No. 05-2-04533-7 (Superior Court, King County) filed February 3, 2005 — were consolidated under the caption In re Expedia Hotel Taxes and Fees Litigation, No. 05-2-02060-1, pending in King County Superior Court. The consolidated complaint alleges that Expedia Washington is improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a nationwide class of all persons who were assessed a charge for “taxes/fees” when booking rooms through Expedia Washington. The complaint alleges violation of the Washington Consumer Protection Act and common law conversion and seeks imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, interest and penalties. Six of the seven originally named plaintiffs have withdrawn from the suit. On May 7, 2008, the court entered an order granting plaintiff’s motion to certify the class. On May 28, 2009, the court granted the plaintiffs’ motion for summary judgment on their breach of contract claim, without the benefit of an actual trial on the merits. The plaintiffs’ breach of contract claim was based on Expedia’s website Terms of Use that were in effect from February 2003 through December 2006. The court concluded that the damages for the alleged breach were approximately $184 million. On July 8, 2009, Expedia reached an agreement in principle on a proposed settlement of all claims with the plaintiffs. Plaintiffs filed a Motion for Preliminary Approval of the proposed settlement and the settlement was approved on December 1, 2009. The distribution of cash payments and coupons to class members was completed on June 1, 2010. Coupons may continue to be redeemed through June 2011.

Hotwire.    On April 19, 2005, three actions filed against Hotwire, Inc. were consolidated and now are pending under the caption Bruce Deaton v. Hotwire, Inc. et al., Case No. CGC-05-437631, in the Superior Court of the State of California, County of San Francisco. The consolidated complaint, which was amended on February 17, 2006, alleges that Hotwire is improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a nationwide class of all persons who were assessed a charge for “taxes/fees” when booking rooms through Hotwire. The amended complaint alleges violation of Section 17200 of the California Business and Professions Code, violation of the California Consumer Legal Remedies Act, and breach of contract, and seeks imposition of a constructive trust on monies received from the plaintiff class, as well as damages in an unspecified amount, disgorgement, restitution, interest and penalties. On March 15, 2007, the court certified a class of all residents of the United States to whom Hotwire charged “taxes/fees” for the facilitation of reservations for stand-alone hotel rooms on its website. The court has not yet required that Hotwire provide notice to the potential class members. The parties have reached a settlement that was approved by the court on December 8, 2009. Coupons issued pursuant to the settlement may continue to be redeemed until April 2011.

Consumer Class Action Litigation

Consumer Case against Expedia, Hotels.com and Hotwire.    On December 8, 2008, a putative class action was filed in federal court in New York State against Expedia, Hotels.com and Hotwire. Similar lawsuits were filed at or about the same time against Priceline and Travelocity. See Matthew R. Chiste, et al. v. Hotels.com, L.P., et al., No. 08 CV 10676 (United States District Court for the Southern District of New York). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes and engaging in other deceptive practices in charging customers for taxes and fees. The complaint seeks certification of a nationwide class of all persons who booked a hotel room in New York City through the defendants. The complaint asserts claims for deceptive business practices, conversion, breach of fiduciary duty and breach of contract and seeks a declaratory judgment, injunctive relief and damages in an unspecified amount, but exceeding $5 million. On November 15, 2010, defendants’ motion to dismiss was granted in part and the bulk of the plaintiff’s claims were dismissed. Expedia filed a Motion for Reconsideration seeking to have the remainder of the case dismissed, which was denied.

Consumer Case against Expedia Canada.    On June 26, 2009, a class action suit against Expedia Canada Corporation was filed in Ontario, Canada, alleging that disclosures related to “taxes and service fees” were deceptive. See Magill v. Expedia Canada Corporation and Expedia.ca, CV-09-381919-00LP (Ontario Superior Court of Justice). The complaint asserts claims under the Competition Act and Consumer Protection Act as well as claims of unjust enrichment, restitution, constructive trust, accounting and disgorgement and breach of contract. It seeks damages in the amount of CA$50 million for the class as well as interest, fees and alternate damages measures. On September 24, 2010, the court added Expedia, Inc. as a defendant and dismissed many of the plaintiff’s claims with leave to amend. The class period was also limited. The plaintiff filed an amended statement of claim on January 7, 2011.

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of Los Angeles Litigation.    On December 30, 2004, the city of Los Angeles filed a purported class action in California state court against a number of internet travel companies, including Hotels.com, Expedia and Hotwire. City of Los Angeles, California, on Behalf of Itself and All Others Similarly Situated v. Hotels.com, L.P. et al., No. BC326693 (Superior Court, Los Angeles County). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes. The complaint seeks certification of a statewide class of all California cities and counties that have enacted uniform transient occupancy-tax ordinances effective on or after December 30, 1990. The complaint alleges violation of those ordinances, violation of Section 17200 of the California Business and Professions Code, and common-law conversion. The complaint also seeks a declaratory judgment that the defendants are subject to hotel occupancy taxes on the hotel rate charged to consumers and imposition of a constructive trust on all monies owed by the defendants to the government, as well as disgorgement, restitution, interest and penalties. On July 26, 2007, the court signed an order staying the lawsuit until the cities have exhausted their administrative remedies. The case is coordinated with the cases in San Diego, Anaheim, Santa Monica and San Francisco. On September 9, 2009, the City of Los Angeles issued assessments totaling $29.5 million against Expedia companies (Expedia, Hotels.com and Hotwire). An administrative hearing challenging the assessments was held on December 3, 2009. On September 16, 2010, the assessment review officer approved the assessments. A second level administrative review hearing was held in December 2010.

Columbus-Findlay, Ohio Litigation.    On October 25, 2005, the city of Findlay, Ohio filed a purported statewide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Findlay v. Hotels.com, L.P., et al., No. 2005-CV-673 (Court of Common Pleas of Hancock County, Ohio). On August 8, 2006, the city of Columbus, Ohio and the city of Dayton, Ohio, filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. City of Columbus, et al. v. Hotels.com, L.P., et al., 2:06-CV-00677 (United States District Court, Southern District of Ohio). The complaints allege that the defendants have failed to pay to the city hotel occupancy taxes as required by municipal ordinance. The complaints include claims for violation of hotel occupancy tax ordinances, violation of the consumer protection act, conversion, imposition of a constructive trust and declaratory relief. The Findlay lawsuit was removed to federal court and consolidated with the case brought by Columbus and Dayton. On July 26, 2006, the court held that defendants were not subject to the payment of taxes under the hotel occupancy tax ordinances and granted in part and denied in part defendants’ motion to dismiss. The cities of Toledo, Northwood, Rossford, Maumee, the Franklin County Convention Facilities Authority and the Perrysburg Township and Springfield Township have been added as plaintiffs in the lawsuit. Class certification was never granted. On November 18, 2010, the court ruled on the remaining claim and held that defendants have not collected taxes that have not been remitted and entered judgment in favor of the online travel companies. Plaintiffs have appealed.

City of Chicago Litigation.    On November 1, 2005, the city of Chicago, Illinois filed an action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Chicago, Illinois v. Hotels.com, L.P., et al., No. 2005 L051003 (Circuit Court of Cook County). The complaint alleges that the defendants have failed to pay to the city the hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of that ordinance, conversion, imposition of a constructive trust and demand for a legal accounting. The complaint seeks damages, restitution, disgorgement, fines, penalties and other relief in an unspecified amount. The parties have filed cross-motions for summary judgment.

City of Rome, Georgia Litigation.    On November 18, 2005, the city of Rome, Georgia, Hart County, Georgia, and the city of Cartersville, Georgia filed a purported statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Rome, Georgia, et al. v. Hotels.com, L.P., et al., No. 4:05-CV-249 (U.S. District Court, Northern District of Georgia, Rome Division). The complaint alleges that the defendants have failed to pay to the county and cities the hotel accommodations taxes as required by municipal ordinances. The complaint asserts claims for violation of excise and sales and use tax ordinances, conversion, unjust enrichment, imposition of a constructive trust, declaratory relief and injunctive relief. The complaint seeks damages and other relief in an unspecified amount. On May 9, 2006, the court granted in part and denied in part defendants’ motion to dismiss. On June 8, 2006, plaintiffs filed an amended complaint adding sixteen more municipalities and political subdivisions as named plaintiffs. On May 10, 2007, the court stayed the litigation, concluding that the plaintiffs must exhaust their administrative remedies before continuing to litigate their tax claims. On July 10, 2009, the court lifted the stay of the litigation. Plaintiffs have file a motion for class certification.

City of San Diego, California Litigation.    On February 9, 2006, the city of San Diego, California filed an action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of San Diego v. Hotels.com, L.P. et al., Judicial Council Coordination Proceeding No. 4472 (Superior Court for the County of San Diego). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of that ordinance, for violation of Section 17200 of the California Business and Professions Code, conversion, imposition of a constructive trust and declaratory judgment. The complaint seeks damages and other relief in an unspecified amount. An amended complaint was filed on March 8, 2007. The case was stayed pending exhaustion of administrative procedures. In November 2008, the city completed its audit and assessed hotel occupancy taxes against each of the named online travel companies. The online travel companies challenged those assessments through an administrative appeals process. The first hearing on those challenges occurred on June 19, 2009. On July 28, 2009, the hearing board affirmed the assessments. The online travel companies appealed, and following further administrative hearings during the week of January 11, 2010, the hearing officer held that the online travel companies are liable for hotel accommodations taxes, including assessments totaling $16.5 million for the Expedia companies. The online travel companies filed a petition for writ of mandate and cross-complaint in August 2010. This case is coordinated with the Anaheim, San Francisco, Santa Monica and Los Angeles lawsuits.

Orange County, Florida Litigation.    On March 13, 2006, Orange County, Florida filed an action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. Orange County et al v. Expedia, Inc., et al., 2006-CA-2104 Div. 39 (Circuit Court Ninth Judicial District, Orange County, FL). The complaint alleges that the defendants have failed to pay the county hotel accommodations taxes as required by municipal ordinance. The complaint seeks a declaratory judgment regarding the county’s right to audit and collect tax on certain of the defendants’ hotel room transactions. On March 9, 2007, the plaintiff filed an amended complaint. Plaintiff’s motion for summary judgment was denied on January 20, 2011.

City of Atlanta, Georgia Litigation.    On March 29, 2006, the city of Atlanta, Georgia filed suit against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Atlanta, Georgia v. Hotels.com, L.P., et al., 2006-CV-114732 (Superior Court of Fulton County, Georgia). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint asserts claims for violation of the ordinance, conversion, unjust enrichment, imposition of a constructive trust, declaratory judgment and an equitable accounting. The complaint seeks damages and other relief in an unspecified amount. Plaintiff’s first amended complaint was filed on October 23, 2009. On July 22, 2010, the court ruled on the parties’ cross-motions for summary judgment and held that online travel companies are not innkeepers required to collect and remit taxes under the Atlanta ordinance. The court also issued an injunction requiring the payment of taxes in the future on the grounds that the online travel companies are third-party tax collectors. Both parties have appealed.

City of Charleston, South Carolina Litigation.    On April 26, 2006, the city of Charleston, South Carolina filed suit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia Washington. City of Charleston, South Carolina v. Hotels.com, et al., 2:06-CV-01646-PMD (United States District Court, District of South Carolina, Charleston Division). The case was removed to federal court on May 31, 2006. The complaint alleges that the defendants have failed to pay the city hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of that ordinance, conversion, constructive trust and legal accounting. The complaint seeks damages in an unspecified amount. On April 26, 2007, the court entered an order consolidating the lawsuits filed by the City of Charleston and the Town of Mt. Pleasant. The parties executed a settlement agreement in October 2010 and the case has been dismissed.

City of San Antonio, Texas Litigation.    On May 8, 2006, the city of San Antonio filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. See City of San Antonio, et al. v. Hotels.com, L.P., et al., SA06CA0381 (United States District Court, Western District of Texas, San Antonio Division). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of that ordinance, common-law conversion, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. On October 30, 2009, a jury verdict was entered finding that defendant online travel companies “control hotels,” and awarding approximately $15 million for historical damages against the Expedia companies. The jury also found that defendants were not liable for conversion or punitive damages. The final amount of the judgment against the Expedia companies has not been determined. In further proceedings, the court will determine, among other things, whether the tax is actually due on the amounts that the online companies retained for their services and the amount, if any, of penalties and interest, which could be significant.

City of Gallup, New Mexico Litigation.    On May 17, 2006, the city of Gallup, New Mexico filed a putative statewide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Gallup, New Mexico, et al. v. Hotels.com, L.P., et al., CIV-06-0549 JC/RLP (United States District Court, District of New Mexico). The case was removed to federal court on June 23, 2006. The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint asserts claims for violation of those ordinances, conversion, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. On April 18, 2007, the court granted plaintiffs’ motion to dismiss its own lawsuit. On July 6, 2007, the city of Gallup refiled its lawsuit. Plaintiff filed its first amended complaint on January 16, 2009. The court certified the class on July 7, 2009. On March 1, 2010, the court denied the city’s motion for summary judgment and held that the online travel companies do not have tax obligations under the city’s ordinance and that defendants have not collected taxes that have not been remitted.

Town of Mount Pleasant, South Carolina Litigation.    On May 23, 2006, the town of Mount Pleasant, South Carolina filed suit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. Town of Mount Pleasant, South Carolina v. Hotels.com, et al., 2-06-CV-020987-PMD (United States District Court, District of South Carolina, Charleston Division). The case was removed to federal court on July 21, 2006. The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of that ordinance, conversion, constructive trust and legal accounting. The complaint seeks damages in an unspecified amount. On April 26, 2007, the court consolidated the lawsuits filed by the city of Charleston and the town of Mt. Pleasant. The parties executed a settlement agreement in October 2010 and the case has been dismissed.

Columbus, Georgia Litigation.    On May 30, 2006, the city of Columbus, Georgia filed suit against Expedia, Inc. in state court and on June 7, 2006 filed suit against Hotels.com in state court. Columbus, Georgia v. Hotels.com, Inc., et al., SU-06-CV-1893-8 (Superior Curt of Muscogee County); Columbus, Georgia v. Expedia, Inc, SU-06-CV-1794-7 (Superior Court of Muscogee County). The complaints allege that the defendants have failed to pay the city hotel accommodations taxes as required by municipal ordinance. The complaints assert claims for violation of that ordinance, unjust enrichment, imposition of a constructive trust, equitable accounting, and declaratory judgment, and seek damages in an unspecified amount, restitution and disgorgement. On September 22, 2008, the court issued an injunction requiring Expedia and Hotels.com to collect and remit taxes on services on an ongoing basis. Expedia and Hotels.com subsequently paid approximately $110,000 in outstanding past tax amounts demanded by the city and ceased to list Columbus, Georgia hotels on their websites. In June 2010, the parties filed cross-motions for summary judgment. Plaintiff also filed a motion to require Expedia and Hotels.com to again list Columbus, Georgia hotels on their sites. On January 28, 2011, the court granted the city’s motion for summary judgment and denied Expedia’s motion for summary judgment.

Lake County, Indiana Convention and Visitors Bureau Litigation.    On June 12, 2006, the Lake County Convention and Visitors Bureau, Inc. and Marshall County filed a putative statewide class action in federal court on behalf of themselves and all other similarly situated political subdivisions in the state of Indiana against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. Lake County Convention and Visitors Bureau, Inc., et al. v. Hotels.com, LP, 2:06-CV-207 (United States District Court for the Northern District of Indiana, Hammond Division). The complaint alleges that the defendants have failed to pay to municipalities hotel accommodations taxes as required by municipal ordinances. The complaint asserts claims for violation of those ordinances, conversion, unjust enrichment, imposition of a constructive trust, and declaratory judgment, and seeks damages in an unspecified amount. On March 3, 2010, defendants’ motion for summary judgment for failure to exhaust administrative remedies was granted.

North Myrtle Beach Litigation.    On August 28, 2006, the city of North Myrtle Beach, South Carolina filed a lawsuit in federal court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. City of North Myrtle Beach v. Hotels.com, et al., 4: 06-CV-03063-RBH (United States District Court, District of South Carolina, Florence Division). The complaint alleges that the defendants have failed to pay the hotel accommodation taxes as required by local ordinances. The complaint asserts claims for violation of those ordinances, as well as a claim for conversion, imposition of a constructive trust, and demand for an accounting, and seeks unspecified damages. The parties reached a settlement in October 2010 and the case has been dismissed.

Nassau County, New York Litigation.    On October 24, 2006, the county of Nassau, New York filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. Nassau County, New York, et al. v. Hotels.com, L.P., et al., (United States District Court, Eastern District of New York). The complaint alleges that the defendants have failed to pay hotel accommodation taxes as required by local ordinances to certain New York cities, counties and local governments in New York. The complaint asserts claims for violations of those ordinances, as well as claims for conversion, unjust enrichment, and imposition of a constructive trust, and seeks unspecified damages. On August 17, 2007, the court granted defendants’ motion dismissing the lawsuit due to the plaintiff’s failure to exhaust its administrative remedies. On August 11, 2009, the Second Circuit remanded the case for the district court to determine whether class certification is appropriate. The district court has ordered the parties to proceed with class certification.

Wake County, North Carolina Litigation.    On November 3, 2006, Wake County, North Carolina filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. Wake County v. Hotels.com, L.P., et al., 06 CV 016256 (General Court of Justice, Superior Court Division, Wake County). The complaint alleges that the defendants have failed to pay the county hotel accommodation taxes as required by local ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for declaratory judgment or injunction, conversion, imposition of a constructive trust, demand for an accounting, unfair and deceptive trade practices, and agency. The complaint seeks damages in an unspecified amount. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, Mecklenburg County and Cumberland County lawsuits. On May 9, 2007, the defendants moved to dismiss the lawsuits. On November 19, 2007, the court granted in part and denied in part defendants’ motion to dismiss the Wake County lawsuit. On November 1, 2010, the parties filed cross-motions for summary judgment.

Branson, Missouri Litigation.    On December 28, 2006, the city of Branson, Missouri filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. City of Branson, MO v. Hotels.com, L.P., et al., 106CC5164 (Circuit Court of Greene County, Missouri). The complaint alleges that the defendants have failed to pay the city hotel accommodation taxes as required by local ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for declaratory judgment, conversion, and demand for an accounting, and seeks unspecified damages. On November 26, 2007, the court denied the defendants’ motion to dismiss.

Buncombe County Litigation.    On February 1, 2007, Buncombe County, North Carolina filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. Buncombe County v. Hotels.com, et al., 7 CV 00585 (General Court of Justice, Superior Court Division, Buncombe County, North Carolina). The complaint alleges that the defendants have failed to pay the county hotel accommodation taxes as required by local ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for declaratory judgment, and seeks unspecified damages. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, Mecklenburg County and Cumberland County lawsuits. On May 9, 2007, the defendants moved to dismiss the lawsuits. On November 19, 2007, the court granted in part and denied in part defendants’ motion to dismiss the Buncombe County lawsuit. On November 1, 2010, the parties filed cross-motions for summary judgment.

Dare County, North Carolina Litigation.    On January 26, 2007, Dare County, North Carolina filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. Dare County v. Hotels.com, L.P., et al., 07 CVS 56 (General Court of Justice, Superior Court Division, Dare

County, North Carolina). The complaint alleges that the defendants have failed to pay the county hotel accommodation taxes as required by local ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for declaratory judgment, injunction, conversion, constructive trust, accounting, unfair and deceptive trade practices and agency. The complaint seeks damages in an unspecified amount. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, Mecklenburg County and Cumberland County lawsuits. On May 9, 2007, the defendants moved to dismiss the lawsuits. On November 19, 2007, the court granted in part and denied in part defendants’ motion to dismiss the Dare County lawsuit. On November 1, 2010, the parties filed cross-motions for summary judgment.

Myrtle Beach, South Carolina Litigation.    On February 2, 2007, the city of Myrtle Beach, South Carolina filed an individual lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Myrtle Beach v. Hotels.com, LP, et al., 2007 CP26-0738 (Court of Common Pleas, Fifteenth Judicial Circuit, County of Horry, South Carolina). The complaint alleges that the defendants have failed to pay to the county hotel accommodations taxes as required by municipal ordinances. The complaint asserts a claim for declaratory judgment that the accommodations tax at issue is owed by the defendants, and seeks damages in an unspecified amount.

Horry County, South Carolina Litigation.    On February 2, 2007, Horry County, South Carolina filed an individual lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. Horry County v. Hotels.com, LP, et al., 2007 CP26-0737 (Court of Common Please, County of Horry, South Carolina). The complaint alleges that the defendants have failed to pay to the county hotel accommodations taxes as required by municipal ordinances. The complaint asserts a claim for declaratory judgment that the accommodations tax at issue is owed by the defendants, and seeks damages in an unspecified amount. Plaintiff has filed a motion for summary judgment, which is scheduled for a hearing on March 8, 2011.

City of Houston, Texas Litigation.    On March 5, 2007, the city of Houston filed an individual lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Houston v. Hotels.com, L.P., et al., 2007-13227 (District Court of Harris County, 270th Judicial District, Texas). The lawsuit alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The lawsuit asserts claims for violation of that ordinance, conversion, imposition of a constructive trust, civil conspiracy, and demand for accounting. The complaint seeks damages in an unspecified amount. On January 19, 2010, the court ruled in favor of defendants on their motion for summary judgment dismissing plaintiffs’ claims with prejudice. The city has appealed.

Mecklenburg County Litigation.    On January 10, 2008, the county of Mecklenburg, North Carolina filed an individual lawsuit in state court against a number of internet travel companies, including Expedia, Hotels.com, and Hotwire. County of Mecklenburg v. Hotels.com L.P., et al., (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina). The complaint alleges that the defendants have failed to pay hotel accommodations taxes as required by municipal ordinance to the county. The complaint asserts claims for violation of the local ordinance, as well as claims for declaratory judgment, injunction, conversion, constructive trust, accounting, unfair and deceptive trade practices and agency. The complaint seeks damages in an unspecified amount. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, and Cumberland County lawsuits. On May 9, 2007, the defendants moved to dismiss the lawsuits. On November 19, 2007, the court granted in part and denied in part defendants’ motion to dismiss the Mecklenburg County lawsuit. On November 1, 2010, the parties filed cross-motions for summary judgment.

Cities of Goodlettsville and Brentwood, Tennessee Litigation.    On June 2, 2008, the cities of Goodlettsville and Brentwood, Tennessee filed a putative class action in federal court against a number of internet travel companies, including Expedia, Hotels.com, and Hotwire. City of Goodlettsville and City of Brentwood v. Priceline.com, Inc., et al., 3-08-0561 (United States District Court for the Middle District of Tennessee). The complaint alleges that the defendants have failed to pay to the cities hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for unjust enrichment and conversion, and seeks damages in an unspecified amount. Plaintiffs have voluntarily dismissed the City of Brentwood. Class certification has been granted. Trial is scheduled for November 29, 2011.

County of Monroe, Florida Litigation.    On June 3, 2008, the county of Monroe, Florida filed an individual action in federal court against a number of internet travel companies, including hotel accommodations taxes as required by municipal ordinance. County of Monroe, Florida v. Priceline.com, Inc., et al., 08-10044-CIV (United States District Court for the Southern District of Florida). The complaint alleges that the defendants have failed to pay to the county hotel accommodations taxes as required by municipal ordinance. The complaint purports to assert claims for violation of the local ordinance, as well as claims for unjust enrichment and conversion. The complaint seeks damages in an unspecified amount. Plaintiff filed its first amended complaint on May 28, 2010. Defendants’ motion to dismiss the first amended complaint was denied in part and granted in part by the court and class certification was granted. Settlement was reached in August 2010 and the court granted final approval of the settlement on January 6, 2011.

Township of Lyndhurst, New Jersey Litigation.    On June 18, 2008, the township of Lyndhurst filed a putative class action in federal court against a number of internet travel companies, including Expedia, Hotels.com, and Hotwire. Township of Lyndhurst v. Priceline.com, Inc., et al., 2:08-CV-03033-JLL-CCC (United States District Court for District of New Jersey). The complaint alleges that the defendants have failed to pay to the township hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for unjust enrichment and conversion. The complaint seeks damages in an unspecified amount. On March 18, 2009, the court granted defendants’ motion to dismiss for lack of standing. Plaintiff’s appeal is pending.

City of Baltimore Litigation.    On December 10, 2008, the city of Baltimore filed an individual action in federal court against a number of internet travel companies, including Expedia, Hotels.com, and Hotwire. Mayor and City Council of Baltimore v. Pricline.com, Inc. et al., MJG-07-2807 (United States District Court for the District of Maryland). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for conversion, unjust enrichment, assumpsit, declaratory judgment, imposition of a constructive trust, and injunctive relief. The complaint seeks damages in an unspecified amount. On December 30, 2010, the city filed a motion for summary judgment.

Worcester County, Maryland Litigation.    On January 6, 2009, the county of Worcester, Maryland filed an individual action in federal court against a number of internet travel companies, including Expedia, Hotels.com, and Hotwire. County Commissioners of Worcester County, Maryland v. Pricline.com, Inc. et al., 09-CV-00013-JFM (United States District Court for the District of Maryland). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for conversion, unjust enrichment, and assumpsit. The complaint seeks damages in an unspecified amount. On June 2, 2009, the court denied defendants’ motion to dismiss. In July 2010, settlement was reached and on July 26, 2010, the case was dismissed.

City of Anaheim, California Litigation.    On October 10, 2007, the city of Anaheim instituted an audit of a number of internet travel companies, including Expedia, Hotels.com, and Hotwire, for hotel occupancy taxes. On or before May 23, 2008, the city completed its audit and issued assessments against each of those online travel companies. The online travel companies challenged those assessments through an administrative appeals process. On January 28, 2009, the hearing examiner issued his decision, rejecting the online travel companies’ challenges to those assessments. On February 6, 2009, the hearing examiner issued a decision setting forth the assessed amounts due by each online travel company, including a total of approximately $17.7 million for the Expedia companies. On February 11, 2009, the online travel companies filed a petition for writ of mandate in the California superior court seeking to vacate the decision of the hearing examiner and asking for a declaratory judgment that the online travel companies are not subject to Anaheim’s hotel occupancy tax. Expedia, Inc. v. City of Anaheim, et. al., Hotels.com L.P. v. City of Anaheim, et. al.; Hotwire, Inc. v. City of Anaheim et. al., (Superior Court of the State of California, County of Orange). On February 17, 2009, the online travel companies filed a motion asking the court to rule that the city is not entitled to require the companies to pay the tax assessment prior to commencing litigation to challenge the applicability of the ordinance, commonly referred to as “pay-to-play.” On March 30, 2009, the court overruled the city’s demurrer to the companies’ “pay-to-play”

motion. The trial court’s ruling that the online travel companies had no obligation to pay the tax assessments before commencing litigation was affirmed on appeal. The lawsuit is coordinated with the San Diego, San Francisco, Santa Monica and Los Angeles matters. On February 1, 2010, the court ruled in defendants’ favor that taxes are not due to the city of Anaheim. The city amended its complaint and the court again granted relief in favor of the online travel companies dismissing the city’s claims. On December 16, 2010, judgment was entered dismissing the case. The city has appealed.

City of San Francisco, California Litigation.    On May 13, 2008, the city of San Francisco instituted an audit of a number of internet travel companies, including Expedia, Hotels.com, and Hotwire, for hotel occupancy taxes. On or before October 31, 2008, the city completed its audit and issued assessments against each of those online travel companies. The online travel companies challenged those assessments through an administrative appeals process and in hearings that took place during January 2009. The hearing examiner upheld the city’s assessments. On May 11, 2009, the online travel companies filed a petition for writ of mandate in the California superior court seeking to vacate the decision of the hearing examiner and asking for a declaratory judgment that the online travel companies are not subject to San Francisco’s hotel occupancy tax. Expedia, Inc. v. City and County of San Francisco, et. al.; Hotwire, Inc. v. City and County of San Francisco, et. al., (Superior Court of the State of California, County of San Francisco). The case is coordinated with the Los Angeles, Anaheim, Santa Monica and San Diego lawsuits. On June 19, 2009, the court granted the city’s demurrer on the “pay first” issue relating to pay-to-play provisions. Expedia and Hotwire’s appeal of the “pay first” decision was denied and Expedia and Hotwire paid the assessed amounts on July 13, 2009. A hearing on the Hotels.com assessment appeal was held on August 12, 2009. Hotels.com paid the assessed amount on November 30, 2009. The total assessed amount paid by the Expedia companies was approximately $48 million. The court has denied the city’s demurrer to the defendants’ petitions.

City of Jacksonville, Florida Litigation.    On July 28, 2006, the city of Jacksonville, Florida filed a putative class action in state court against a number of internet travel companies, including Expedia, Hotels.com, and Hotwire. The lawsuit was dismissed for failure to exhaust administrative remedies. In February 2009, the court gave leave for plaintiffs to refile its complaint. Plaintiffs’ amended complaint was filed on March 10, 2009. City of Jacksonville v. Hotels.com LP, et. al., 2006-CA-005393-XXXX-MA, CV-B (Circuit Court, Fourth Judicial Circuit, Duval County, Florida). The complaint alleges that the defendants have failed to pay to the city the tourist and convention development taxes as required by state and municipal ordinance. The complaint seeks damages in an unspecified amount. The city did not opt out of the Monroe County Florida class action and this case was settled on January 6, 2011, as part of the final approval of the settlement of the Monroe County case.

City of Bowling Green, Kentucky Litigation.    On March 10, 2009, the city of Bowling Green, Kentucky filed an individual action against a number of internet travel companies, including Expedia, Inc., Hotels.com and Hotwire. City of Bowling Green, Kentucky v. Hotels.com, L.P., et. al., Civil Action 09-CI-409, Commonwealth of Kentucky, Warren Circuit Court. The complaint alleges that the defendants have failed to pay transient room taxes as required by municipal ordinance. On April 8, 2010, defendants’ motion to dismiss was granted. The city has appealed.

County of Genesee, County of Calhoun, County of Ingham and County of Saginaw, Michigan Litigation.    On February 24, 2009, four Michigan Counties (Genesee, Calhoun, Ingham and Saginaw) filed an individual action against a number of internet travel companies, including Expedia, Inc., Hotels.com and TravelNow.com, Inc. County of Genesee, Michigan v. Hotels.com, L.P., et. al., 09-265-CZ (Circuit Court for the County of Ingham, Michigan). The complaint alleges that the defendants have failed to pay hotel accommodation taxes as required by county ordinance. Defendants filed a motion for summary disposition on June 29, 2009. On August 21, 2009, the court denied defendants’ motion for summary disposition. On September 9, 2010, plaintiffs filed a motion for summary judgment.

St. Louis County, Missouri Litigation.    On July 6, 2009, St. Louis County, Missouri filed an action against a number of online travel companies, including Expedia, Hotels.com, Hotwire, and TravelNow.com, Inc. St. Louis County, Missouri v. Prestige Travel, Inc., et. al., Case No. 09SL-CC02912 (21st Judicial Circuit Court, St. Louis County, Missouri). The complaint alleges that the defendants have failed to collect and/or pay taxes under the county’s tourism and hotel tax ordinances. Plaintiff’s first amended petition was filed on September 18, 2009. The court granted defendants’ motion to dismiss on September 8, 2010. The county has appealed.

Village of Rosemont, Illinois Litigation.    On July 23, 2009, Rosemont, Illinois filed an action against a number of online travel companies including Expedia, Inc., Hotels.com and Hotwire. Village of Rosemont, Illinois v. Priceline.com, Incorporated, et al.1:09-cv-04438 (U.S. District Court for the Northern District of Illinois). The complaint alleges that defendants have failed to collect and/or pay taxes under the city’s hotel tax ordinances. Defendants’ motion to dismiss the village’s claims for unjust enrichment and conversion was granted on February 25, 2010.

Palm Beach County, Florida Litigation.    On July 30, 2009, Palm Beach County, Florida filed an action against a number of online travel companies including Expedia, TravelNow.com, Hotels.com, IAC/Interactive Corp. and Hotwire. Anne Gannon, in her capacity as Palm Beach County Tax Collector, on behalf of Palm Beach County v. Hotels.com, L.P., et al., 50 2009 CA 025919 MB (Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida). The complaint alleges that defendants have failed to collect and/or pay taxes under the county’s tourist development tax ordinances. Plaintiff served an amended complaint on December 1, 2009. Trial is scheduled for October 11, 2011.

Lawrence County, Pennsylvania Litigation.    On September 8, 2009, the county of Lawrence, Pennsylvania filed an action against a number of online travel companies including Expedia, Inc., Hotels.com, Hotwire, and Travelnow.com, Inc. County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al., Civil Action No. 2:09-cv-01219-GLL (U.S. District Court for the Western District of Pennsylvania). The complaint alleges that defendants have failed to collect and/or pay taxes under state and municipal hotel occupancy tax codes and alleges conversion and equitable claims. The court granted defendants’ motion to dismiss on October 25, 2010 and the county has appealed.

Brevard County, Florida Litigation.    On October 2, 2009, Brevard County Florida filed an action against a number of online travel companies, including Expedia, Inc., Hotels.com, and Hotwire. Brevard County, Florida v. Priceline.com Inc., et. al. 6:09-CV-1695-ORC-31JGK (U.S. District Court for the Middle District of Florida, Orlando Division). The complaint alleges that defendants have failed to collect and/or pay taxes under the county’s tourist development tax ordinances. The parties agreed to a settlement in principle in January 2011 and the case was dismissed on January 12, 2011.

Pine Bluff, Arkansas Litigation.    On September 25, 2009, Pine Bluff Advertising and Promotion Commission and Jefferson County filed a class action against a number of online travel companies, including Expedia, Inc., Hotels.com, and Hotwire. Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, and others similarly situated v. Hotels.com LP, et. al. CV-2009-946-5 (In the Circuit Court of Jefferson, Arkansas). The complaint alleges that defendants have failed to collect and/or pay taxes under hotel tax occupancy ordinances. The court denied defendants’ motion to dismiss.

Leon County, Florida et. al. Litigation.    On November 3, 2009, Leon County and a number of other counties in Florida filed an action against a number of online travel companies, including Expedia, Inc., Hotels.com, TravelNow.com and Hotwire. Leon County, et. al. v. Expedia, Inc., et. al. Case No: 2009CA4319 (Circuit Court of the Second Judicial Circuit, Leon County, Florida). The complaint alleges that defendants have failed to collect and/or pay taxes under the county’s tourist development tax ordinances. Flagler, Alachua, Nassau, Okaloosa, Seminole, Pasco, Pinellas, Hillsborough, Lee, Charlotte, Escambia, Manatee, Saint Johns, Polk, Walton and Wakulla counties have been added as plaintiffs.

Leon County v. Expedia, Inc., Florida Department of Revenue Litigation, et al Litigation.    On December 14, 2009, Leon County filed an action against a number of online travel companies and the State of Florida Department of Revenue for recovery of state taxes for hotel occupancy. Leon County v. Expedia, Inc., et al., Case No. 2009CA4882 (Circuit Court of the Second Judicial Circuit, Leon County, Florida). Leon County has sued the online travel companies and the Florida State Department of Revenue for failure to collect state hotel occupancy taxes. This case was originally filed in federal court on July 27, 2006 and voluntarily dismissed on February 23, 2007. The court denied defendants’ motion to dismiss.

City of Birmingham, Alabama Litigation.    The city of Birmingham, Alabama and eight other cities in Alabama, along with the Birmingham-Jefferson Civil Center Authority, have brought suit against a number of online travel companies. City of Birmingham, et al. v. Orbitz, et al., Case No. CV200903607 (Circuit Court of Jefferson County, Alabama). The complaint alleges that defendants have failed to collect and/or pay taxes under local lodging tax codes. On April 1, 2010, the court denied defendants’ motion to dismiss, but expressed its preliminary conclusion that the city’s lodging taxes do not apply to defendants’ services.

Florida Attorney General Litigation.    On November 3, 2009, the Florida Attorney General announced a suit against Expedia, Inc. and Orbitz, Inc. State of Florida, Office of the Attorney General, Department of Legal Affairs v. Expedia, Inc., et al., Case No. 2009 CA (Circuit Court for the Second Judicial Circuit, Leon County, Florida). The complaint includes one cause of action for hotel occupancy taxes under the Florida Deceptive and Unfair Trade Practices Act. In November 2010, the complaint was amended to include other online travel companies. The complaint has not been served.

City of Philadelphia Litigation.    The city of Philadelphia appealed the administrative decision by its Tax Review Board holding that Expedia is not obligated to pay hotel occupancy taxes. The Appeal of the City of Philadelphia, Pennsylvania v. Tax Review Board, Case Nos. 00764 and 00363 (Court of Common Pleas of Philadelphia County, First Judicial District). On January 14, 2011, the court of common pleas held in favor of Expedia that taxes are not due on their services, and denied the city’s appeal.

City of Santa Monica, California v. Expedia, Inc, et al., Case No. 108568 (Superior Court of the State of California, County of Los Angeles, West District). On June 25, 2010, the city of Santa Monica brought suit against a number of internet travel companies, including Hotels.com, Expedia and Hotwire. The city claims that internet travel companies act as independent, nonexclusive sales agents for hotels and thus are obligated to collect and remit occupancy tax on their services. The complaint includes claims for conversion, declaratory relief, violations of California Civil Code § 2223, violations of California Civil Code § 2224, imposition of a constructive trust, declaratory relief regarding application of the step transaction doctrine, and liability as agents under California Civil Code §§ 2343, 2344. This case is consolidated in the Superior Court of the State of California, Los Angeles with the pending claims by the City of Anaheim, San Francisco, San Diego and Los Angeles. The Expedia companies were required to pay the approximately $3 million tax assessments to defend against the city’s complaint. Defendant’s demurrer to the City’s complaint is pending before the court.

Town of Hilton Head Island, South Carolina Litigation.    On April 2, 2010, the town of Hilton Head filed suit against a number of internet travel companies, including Hotels.com, Expedia and Hotwire. Town of Hilton Head, South Carolina v. Hotels.com, et al, Case No. 2010-CP-07-1544 (Court of Common Pleas, County of Beaufort). The Town of Hilton Head claims that defendants have failed to collect, or collected and failed to remit or pay, beach preservation fees and local accommodation taxes. The complaint includes claims for violation of the local accommodations tax ordinance, conversion, imposition of a trust and/or constructive trust, unjust enrichment, demand for legal accounting, unfair trade practices, and civil conspiracy.

Baltimore County, Maryland Litigation.    On May 3, 2010, Baltimore County filed suit against a number of internet travel companies, including Hotels.com, Expedia and Hotwire. Baltimore County v. Priceline.com, Inc., et al., Case No. MJG10CV1104 (United States District Court, District of Maryland, Northern Division). The complaint alleges that the defendants have failed to pay county hotel occupancy taxes as required by municipal ordinance. The complaint includes claims for declaratory judgment, violation of the tax code, conversion, injunctive relief, unjust enrichment/assumpsit, imposition of a constructive trust and damages.

Hamilton County, Ohio Litigation.    On August 23, 2010, the counties of Hamilton, Cuyahoga, and Erie brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. Hamilton County v. Hotels.com, et. al, Case No. A 1007729 (Court of Common Pleas, Hamilton County). The counties claim that the online travel companies have failed to remit occupancy taxes. Plaintiffs assert claims for violation of the counties’ transient occupancy taxes, unjust enrichment, money had and received, conversion, constructive trust, breach of contract, declaratory judgment and damages.

State of Oklahoma Litigation.    On November 2, 2010, the state of Oklahoma filed suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. State of Oklahoma v. Priceline.com, Inc., et al.,

Case No. CJ-2010-8952 (In the District Court of Oklahoma, State of Oklahoma). The complaint includes claims for declaratory judgment, right of action for sales tax owed, injunctive relief and damages. The complaint seeks unspecified damages. Defendants have moved to dismiss the complaint.

State of Montana Litigation.    On November 8, 2010, the state of Montana filed suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. State of Montana Department of Revenue v. Priceline.com, Inc., et al. Case No. CD-2010-1056 (Montana First Judicial District, Lewis and Clark County). The complaint includes claims for declaratory relief, injunctive relief, violation of the Lodging Facility Use Tax Statute, violation of the Lodging Facility Sales and Use Tax Statute, violation of the Rental Vehicle Sales and Use Tax, conversion, unjust enrichment, imposition of a constructive trust, and damages. The complaint seeks unspecified damages. On January 31, 2011, defendants brought a motion to dismiss.

Montgomery County, Maryland Litigation.    On December 21, 2010, Montgomery County filed suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. Montgomery County, Maryland v. Priceline.com, Inc., et al., Case No. 8:10-cv-03558-AW (United States District Court for the Northern District of Maryland, Northern Division). The complaint includes claims for declaratory judgment, injunctive relief, violation of Montgomery County’s Transient Occupancy Tax Code, conversion, unjust enrichment/assumpsit, imposition of a constructive trust, and damages. The complaint seeks recovery of unspecific damages. Defendants have not been served.

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes. The states of South Carolina, Texas, Pennsylvania, Florida, Georgia, Indiana, New Mexico, New York, West Virginia, Wisconsin, Kansas, Colorado, Wyoming, Alabama, Montana, Louisiana, Ohio and Hawaii; the counties of Miami-Dade, Broward, Duvall, Palm Beach and Brevard, Florida; the cities of Alpharetta, Atlanta, Augusta, Cartersville, Cedartown, College Park, Columbus, Dalton, East Point, Hartwell, Macon, Richmond, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; the counties of Cobb, DeKalb, Fulton, Clayton, Hart, Chatham and Gwinnett, Georgia; the cities of Los Angeles, San Diego, San Francisco, Anaheim, West Hollywood, South Lake Tahoe, Palm Springs, Monterey, Sacramento, Long Beach, Napa, Newport Beach, Oakland, Irvine, Fresno, La Quinta, Dana Point, Laguna Beach, Riverside, Eureka, La Palma, Twenty-nine Palms, Laguna Hills, Garden Grove, Corte Madera, Santa Rosa, Manhattan Beach, Huntington Beach, Ojai, Orange, Sacramento, Sunnyvale, Truckee, Walnut Creek, Bakersfield, Carlsbad, Carson, Cypress, San Bruno, Lompoc, Mammoth Lake, Palm Springs, San Jose, Santa Barbara, Santa Monica Bishop, Buena Park, Milpitas, Palmdale, Santa Rosa, and Pasadena, California; the county of Monterey, California; the cities of Phoenix, Scottsdale, Tucson, Peoria, Apache Junction, Avondale, Chandler, Glendale, Flagstaff, Mesa, Nogales, Prescott and Tempe, Arizona; Santa Fe, New Mexico; undisclosed cities in Alabama; Jefferson County, Arkansas; the city of North Little Rock, Arkansas; the cities of Chicago and Rosemont, Illinois; the cities of New Orleans and Lafayette Parish, Louisiana; the city of Baltimore, Maryland, the county of Montgomery, Maryland; New York City; Suffolk County, New York; the counties of Mecklenburg, Brunswick and Stanley, North Carolina; Hilton Head, South Carolina, the city of Philadelphia, Pennsylvania; Lawrence County, Pennsylvania; the city of Madison, Wisconsin; the cities of Denver and Colorado Springs Colorado, the counties of Salt Lake, Weber, Davis and Summit, Utah; Osceola, Florida and St. Louis County, Missouri, among others, have begun or attempted to pursue formal or informal audits or administrative procedures, or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

The Company believes that the claims in all of the above proceedings relating to hotel occupancy taxes lack merit and will continue to defend vigorously against them.

Actions Filed by Expedia

New York City Litigation.    On December 21, 2009, Expedia, Hotels.com, Hotwire and other online travel companies brought suit against the city of New York Department of Finance and the city of New York. The complaint asserts two claims for declaratory judgment challenging the constitutionality and legality of the law relating to New York City hotel room occupancy taxes passed on June 29, 2009. The City of New York’s motion to dismiss the online travel companies’ claim that the city’s newly-enacted ordinance exceeds the scope of its taxing authority has been granted. Plaintiffs filed a notice of appeal on December 6, 2010.

Broward County, Florida Litigation.    On January 12, 2009, Expedia, Hotels.com, and Hotwire filed separate actions against Broward County, Florida and the Florida Department of Revenue. Expedia, Inc. et al. v. Broward County Florida, et. al., Case Nos., 37 2009 CA 000131, 37 2009 CA 000129, and 37 2009 000128 (Second Judicial Circuit Court, State of Florida, Leon County). The complaints contest the assessments against plaintiffs on the grounds that plaintiffs are not subject to the tourist development tax, among other claims. Defendants answered and asserted counterclaims on February 2, 2009. Plaintiffs’ motion to dismiss defendants’ counterclaims is pending. On May 13, 2009, the court consolidated all cases for all purposes except trial on any of Broward County’s counterclaims.

Indiana State Sales Tax and County Innkeeper Tax Assessments.    On March 2, 2009, Travelscape, LLC (“Travelscape”), Hotels.com and Hotwire filed petitions in Indiana Tax Court appealing the final determination of the Indiana State Department of Revenue and seeking to enjoin the collection of the tax. Travelscape, LLC v. Indiana State Department of Revenue, Cause No. 49T10-0903-TA-11; Hotels.com LP v. Indiana State Department of Revenue, Cause No. 49T10-0903-TA-13;Hotwire, Inc. v. Indiana State Department of Revenue, Cause No. 49T10-0903-TA-12.

Miami-Dade County, Florida Litigation.    On December 18, 2009, Expedia, Inc., Hotwire and Hotels.com brought suit against Miami-Dade for refund of hotel occupancy taxes assessed against the companies. Expedia, Inc. v. Miami-Dade County, Florida and Florida Department of Revenue, Cause No. 09CA4978 (In the Circuit Court of the Second Judicial Circuit in and for Leon County); Hotwire, Inc. v. Miami-Dade County, Cause No. 09CA4977 (In the Circuit Court of the Second Judicial Circuit in and for Leon County); Hotels.com, L.P. v. Miami-Dade County, Florida and Florida Department of Revenue, Cause No. 09CA4979 (In the Circuit Court of the Second Judicial Circuit in and for Leon County). The companies moved to dismiss Miami-Dade’s counterclaims. These cases have been consolidated with the cases brought by other online travel companies for refund of hotel occupancy taxes. Miami-Dade County’s claims were settled as a part of the Monroe class action settlement.

South Carolina Litigation.    On March 16, 2009, Travelscape, LLC filed a notice of appeal in the South Carolina Court of Appeals appealing the Administrative Law Court’s order of February 13, 2009 relating to the South Carolina Department of Revenue’s assessment of sales and accommodations taxes. Travelscape, LLC v. South Carolina Department of Revenue, 2008-ALJ-17-0076-CC (State of South Carolina Court of Appeals). The Supreme Court of South Carolina took consideration of this appeal and on January 19, 2011 ruled that taxes are due on Travelscape’s revenue.

Pennsylvania Board of Finance and Revenue Litigation.    On December 3, 2010, Expedia, Hotels.com and Hotwire filed a petition in the Commonwealth Court of Pennsylvania challenging the Pennsylvania Board of Finance and Revenue’s finding that they are liable for state and local hotel taxes. Hotels.com, L.P. v. Commonwealth of Pennsylvania, Case No. 875 F&R 2010 (In the Commonwealth Court of Pennsylvania); Travelscape, LLC v. Commonwealth of Pennsylvania, Case No. 874 F&R 2010 (In the Commonwealth Court of Pennsylvania); Hotwire, Inc. v. Commonwealth of Pennsylvania, Case No. 876 F&R 2010 (In the Commonwealth Court of Pennsylvania).

Osceola, Florida Litigation.    On January 24, 2011, Expedia, Hotels.com and Hotwire, along with other online travel companies, filed complaints against Osceola County, Florida and the Florida Department of Revenue challenging the county’s assessment of taxes. Expedia, Inc. v. Osceola, Florida and Florida Department of Revenue, Case No. 2011 CA 000206 (In the Circuit Court of the Second Judicial Circuit, Leon County); Hotels.com, L.P. v. Osceola, Florida and Florida Department of Revenue, Case No. 2011 CA 000196 (In the Circuit Court of the Second Judicial Circuit, Leon County); Hotwire, Inc. v. Osceola, Florida and Florida Department of Revenue, Case No. 2011 CA 000202 (In the Circuit Court of the Second Judicial Circuit, Leon County). The online travel companies have asserted claims that they are not subject to the county tax ordinance,

Commerce Clause violation, due process, breach of confidentiality, fundamental bias of assessment, and Internet Tax Freedom Act and Supremacy Clause violation.

Expedia Insurance Litigation.    On November 29, 2010, Expedia, Hotels.com and Hotwire brought suit in state court in Washington against a number of their insurers seeking recovery for occupancy tax cases. Expedia, Inc. et al. v. Steadfast Insurance Company, et al. Case No. 10-2-41017-1 (King County Superior Court).

State of North Carolina Litigation. In February 2011, Travelscape, Hotels.com and Hotwire, along with other online travel companies, brought suit in state court in North Carolina challenging the state of North Carolina’s amended sales tax statute that seeks to tax the revenue generated from the services provided by the online travel companies. Ortbitz, LLC, et al. v. State of North Carolina, Case No. 11CV001857 (In the General Court of Justice, Superior Court Division). The complaint includes claims for violation of the Internet Tax Freedom Act, unconstitutional impairment of contracts, violation of the Commerce Clause, violation of state uniformity clause and federal equal protection, and void for vagueness.

Part II. Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of January 28, 2011, there were approximately 3,943 holders of record of our common stock and the closing price of our common stock was $24.98 on NASDAQ. As of January 28, 2011, all of our Class B common stock was held by a subsidiary of Liberty.

The following table sets forth the intra-day high and low prices per share for our common stock during the periods indicated:

	High	Low
Year ended December 31, 2010
Fourth Quarter	$29.50	$24.84
Third Quarter	29.85	18.30
Second Quarter	26.09	18.69
First Quarter	26.03	20.17

	High	Low
Year ended December 31, 2009
Fourth Quarter	$27.51	$21.95
Third Quarter	25.62	13.52
Second Quarter	17.65	8.82
First Quarter	10.35	6.31

Dividend Policy

In 2010, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
February 10, 2010	$0.07	March 11, 2010	$20,220	March 31, 2010
April 27, 2010	0.07	May 27, 2010	19,902	June 17, 2010
July 26, 2010	0.07	August 26, 2010	19,703	September 16, 2010
October 25, 2010	0.07	November 18, 2010	19,251	December 9, 2010

The March 2010 dividend was the first dividend in our history. On February 9, 2011, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock to the stockholders of record as of the close of business on March 11, 2011.

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

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2010, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

A summary of the repurchase activity for the fourth quarter of 2010 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)
October 1-31, 2010	—	$—	—	23,384
November 1-30, 2010	1,265	27.54	1,265	22,119
December 1-31, 2010	2,735	26.16	2,735	19,384

Total	4,000	26.60	4,000

In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. On October 25, 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. During 2010, we repurchased, through open market transactions, 20.6 million shares under these authorizations for a total cost of $489 million, excluding transaction costs, representing an average repurchase price of $23.71 per share. As of December 31, 2010, 19.4 million shares remain authorized for repurchase under the October 2010 authorization. There is no fixed termination date for the repurchases.

Performance Comparison Graph

The graph shows a five-year comparison of cumulative total return, calculated on a dividend reinvested basis, for Expedia common stock, the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500. The graph assumes an investment of $100 in each of the above on December 31, 2005. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2010	2009	2008(1)	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$3,348,109	$2,955,426	$2,937,013	$2,665,332	$2,237,586
Operating income (loss)	731,915	571,414	(2,428,953)	529,069	351,329
Net income (loss) attributable to Expedia, Inc.	421,500	299,526	(2,517,763)	295,864	244,934
Net income (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.49	$1.04	$(8.80)	$1.00	$0.72
Diluted	1.46	1.03	(8.80)	0.94	0.70
Shares used in computing income (loss) per share:
Basic	282,465	288,214	286,167	296,640	338,047
Diluted	288,028	292,141	286,167	314,233	352,181
Dividends declared per common share	$0.28	$—	$—	$—	$—

	December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Working deficit	$(187,793)	$(610,008)	$(367,454)	$(728,697)	$(224,770)
Total assets	6,650,994	5,937,156	5,894,249	8,295,422	8,264,317
Long-term debt	1,644,894	895,086	1,544,548	1,085,000	500,000
Noncontrolling interest	64,159	67,045	63,910	70,004	65,260
Total stockholders’ equity	2,736,703	2,749,726	2,380,964	4,880,016	5,966,046

(1)	The year ended December 31, 2008 includes an approximately $3 billion impairment charge related to goodwill, intangible and other long-lived assets.

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

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. In 2009, during the global recession, Expedia was able to grow volumes robustly by exposing excellent travel deals to our customers. However, we eliminated or reduced a wide variety of customer fees, airfare and hotel room prices were down substantially and advertising rates were soft, which led to revenue growth in 2009 of only 1%. During 2010, we experienced an improving travel environment with air carriers flying at very high load factors and hoteliers generally seeing stronger occupancies and rising room rates. As such, our 2010 year-over-year unit growth moderated compared to 2009, but our unit economics (e.g. revenue per ticket) improved and our revenue growth accelerated to 13%.

We believe the combination of high unemployment rates, pressure on consumer spending, European volcanic activity and related travel disruptions, foreign currency fluctuations, overall uncertainty about the European economy, actual and threatened labor strikes and rising airfares caused some ongoing uncertainty and volatility in the travel market during 2010. Global economic conditions remain uncertain and, as such, our near-term visibility remains limited.

Airline Sector

The airline sector in particular has historically experienced significant turmoil. In recent years, there has been increased air carrier consolidation, generally resulting in lower overall capacity and higher fares. In addition, air carriers have made significant efforts to keep seat capacity relatively low in order to ensure that demand for seats remained high and flights as full as possible. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Ticket prices on Expedia sites declined by 15% year-over-year in 2009 but grew 10% in 2010. Although air capacity discipline appears to generally remain in place, there are early signs that carriers are beginning to add some capacity as we move into 2011.

In the spring of 2009, Expedia.com and other major online travel agencies began offering air tickets to consumers without an associated online booking fee, matching the airline supplier sites. These actions led to robust ticket growth but severe pressure on our revenue per ticket. After we passed the anniversary of these fee cuts, our ticket volume growth moderated, but our revenue per ticket began to grow, leading to an improved revenue performance for our air product. We believe that the economics for our air business are largely stable in the near term, though we could encounter pressure on air remuneration as certain supply agreements renew, and as air carriers and GDSs re-negotiate their long-term agreements in 2011. For example, in late 2010, American Airlines began to pursue a new distribution strategy requiring online travel agents to agree to connect directly to American Airlines’ systems, rather than through GDSs, and our contract with American Airlines expired without renewal resulting in their fares being removed from our leisure travel sites.

Hotel Sector

During the recession, lodging companies generally saw significantly reduced occupancies and ADRs. In that environment, suppliers increasingly turned to Expedia to help fill more rooms while travelers increasingly looked to Expedia to find excellent travel deals. This combination led to robust room night growth and a substantial reduction in our revenue per room night (since our remuneration in our hotel business varies proportionally with the room price). In 2010, occupancy rates and ADRs began to improve for the lodging suppliers in an improving overall travel environment. This led to moderating, though still healthy, room night growth and an improving ADR environment. ADRs for rooms booked on Expedia sites declined by 15% year-over-year for 2009, but grew 1% in 2010.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2010, approximately 54% of U.S. leisure, unmanaged and corporate travel expenditures occurred online, compared with approximately 37% of European travel. Online penetration in the Asia Pacific region is estimated to be around 20%, lagging behind that of Europe. These penetration rates have increased over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future.

In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, and supplier growth outpaced online agency growth for several years. As a result, according to PhoCusWright, by 2010 travel supplier sites accounted for 59% of total online travel spend in the United States. More recently, due to booking fee reductions and eliminations, online agents appear to have regained some share of overall online travel spend. Our visibility on whether these share gains continue in 2011 and beyond is limited.

Differentiation among the various website offerings has narrowed dramatically in the past several years, and the travel landscape has grown extremely competitive, with the need for competitors to generally differentiate their offerings on features other than price. Competitive entrants such as “metasearch” companies have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies; although in most cases they are not providing actual travel booking services. Some of these competitors have raised significant amounts of capital and have begun to aggressively market their service offerings. In addition, beginning in 2009 and through 2010, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations and proposed and actual acquisitions by companies such as Google and Microsoft.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model has seen rapid adoption in Europe and, in 2009, Expedia introduced a competitive offering. While agency hotel is an important component of our European strategy, we expect it will continue to take time for Expedia to drive meaningful demand to those hotels.

Intense competition has also historically led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. In 2009, we experienced a reversal of these trends due to several factors including the softer macro environment, lower ad rates and a pullback in spend by some of our online competitors impacted by lower fee revenues. Our marketing spend in 2010 has returned to a more normalized environment as the economy has improved and as we have increased marketing spend associated with our international growth opportunities. We believe that over the long term we can manage our sales and marketing expense largely in line with revenue growth. As a result of our large and growing travel advertising business, we have a partial hedge with regard to the price of advertising. As advertising prices rise, our leisure transaction brands may spend more on their marketing efforts, while the TripAdvisor Media Network benefits from rising prices through revenue growth.

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

We have a robust and growing advertising business, led primarily by the efforts of the TripAdvisor Media Network, which offers travel and other advertisers a host of alternatives for reaching customers in our prime demographic. The majority of advertising revenue is generated through click-based advertising, but we also have a growing display advertising business as well as other new products such as hotel business listings, vacation rentals, and a new private sale site, SniqueAway. TripAdvisor generates customer traffic to its sites by offering a broad and deep selection of hotel reviews and other user-generated content to help travelers make decisions about where to travel, where to stay and what to do while on vacation. We also generate advertising revenue on our transaction sites, primarily through efforts of Expedia Media Solutions.

Egencia makes travel products and services available on a managed basis to corporate travelers in North America, Europe and the Asia Pacific region.

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

Technology and Content Innovation.    Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft to our introduction of more recent innovations such as Expedia’s introduction of opaque hotel inventory through its new Unpublished Rates product, TripAdvisor Media Network’s launch of the new private sale site, SniqueAway, through its Smarter Travel Media brand, and Expedia Affiliate Network’s introduction of EAN Package Rates, that gives Expedia affiliates the ability to bundle their inventory with Expedia hotel package rates. In addition, in 2010, we increased our focus on mobile offerings and acquired Mobiata, a mobile application development company, to accelerate these efforts.

We intend to continue innovating on behalf of our travelers, suppliers and advertisers with particular focus on improving the traveler experience, supplier integration and presentation, platform improvements, search engine marketing and search engine optimization.

Global Reach.    Our Expedia, Hotels.com and TripAdvisor Media Network brands operate both in North America and internationally. We also offer Chinese travelers an array of products and services through our majority ownership in eLong and through our TripAdvisor brands daodao.com and kuxun.cn, and we offer hotels to European-based travelers through Venere. In 2010, approximately 36% of our worldwide gross bookings and 38% of worldwide revenue were international.

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

We intend to continue investing in and growing our international points of sale. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce. Future launches may occur under any of our brands, or through acquisition of third party brands, as in the case of Egencia, eLong, Kuxun and Venere.

Breadth of Product Offering.    We offer a comprehensive array of innovative travel products and services to our travelers. We plan to continue improving and growing these offerings, as well as expand them to our worldwide points of sale over time. Travelers can interact with us how and when they prefer, including via our 24/7 1-800 telesales service, which is an integral part of the Company’s appeal to travelers. We offer travelers access to over 130,000 hotels and over 300 airlines in over 200 countries around the world.

Over 60% of our revenue comes from transactions involving the booking of hotel reservations, with less than 15% of our worldwide revenue derived from the sale of airline tickets. We facilitate travel products and services either as stand-alone products or as part of package transactions. We have emphasized growing our merchant hotel and packages businesses as these result in higher revenue per transaction; however, we are working to grow our global agency hotel business through our Venere, Expedia and Hotel.com brands. We also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We have been working toward and will continue to work toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Network, as well as increasing advertising revenue from our worldwide websites such as Expedia.com and Hotels.com, which have historically been focused on transaction revenue. In 2010, advertising and media revenue accounted for approximately 13% of worldwide revenue.

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

The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in period in which an impairment is recognized, could result in a materially different impairment charge. As of October 1, 2010 and 2009, the fair value of each goodwill reporting unit significantly exceeded its carrying values. For additional information about our goodwill and intangible asset impairments recorded in 2008, see Note 6 — Goodwill and Intangible Assets, Net in the notes to consolidated financial statements.

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

Occupancy Tax.    Some states and localities impose a transient occupancy or accommodation tax on the use or occupancy of hotel accommodations. Generally, hotels collect taxes based on the rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the occupancy tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In all but a limited number of jurisdictions, we do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator, on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to pay such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. Certain jurisdictions may require us to pay tax assessments, including occupancy tax assessments, prior to contesting any such assessments.

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

We note that there are more than 7,000 taxing jurisdictions in the United States, and it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, we have obtained the advice of state and local tax experts with respect to tax laws of certain states and local jurisdictions that represent a large portion of our hotel revenue. Many of the statutes and regulations that impose hotel occupancy taxes were established before the emergence of the internet and e-commerce. Certain jurisdictions, such as the states of New York and North Carolina and the city of New York, have enacted, and others may enact, legislation regarding the imposition of occupancy taxes on businesses that arrange the booking of hotel accommodations. We continue to work with the relevant tax authorities and legislators to clarify our obligations under new and emerging laws and regulations. We will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant. Additionally, certain of our businesses are involved in occupancy tax related litigation which is discussed in Part I, Item 3, Legal Proceedings. Recent occupancy tax developments are also discussed below under the caption “Occupancy Taxes.”

Stock-Based Compensation

In 2009 and 2010, we awarded stock options as our primary form of employee stock-based compensation. We measure the value of stock option awards on the date of grant at fair value using the Black-Scholes option valuation model. We amortize the fair value, net of estimated forfeitures, over the remaining term on a straight-line basis. The Black-Scholes model requires various highly judgmental assumptions including volatility and expected option term. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Recent developments include:

•	New lawsuits have been brought, including suits by the states of Oklahoma and Montana as well as Montgomery County, Maryland.

•

The South Carolina Supreme Court in the South Carolina Litigation ruled that the amounts that the online travel companies retain for the services that they provide in connection with merchant hotel transactions are subject to state sales taxes.

•

The court in the Columbus-Findlay, Ohio Litigation entered final judgment in favor of the online travel companies after concluding that the online travel companies have not failed to remit taxes that they have collected.

•	The court in the Philadelphia Litigation affirmed the decision of the Philadelphia Board of Finance that Expedia is not subject to Philadelphia’s hotel occupancy tax.

•	The court in the Orange County, Florida Litigation denied Orange County’s request for a determination that the online travel companies are subject to Orange County’s hotel occupancy tax ordinance.

•	The court in the Lawrence County, Pennsylvania Litigation dismissed the lawsuit against the online travel companies.

•	Suit was brought by certain online travel companies, including certain Expedia subsidiaries, challenging the state of North Carolina’s amended sales tax statute.

For additional information on recent developments, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $24 million as of December 31, 2010 and $21 million as of December 31, 2009. A variety of factors could affect the ultimate amount we pay, if any, in connection with any of the occupancy tax-related matters. In addition, as of December 31, 2010, we have accrued $13 million related to court decisions and final settlements, which includes amounts expected to be paid in connection with the South Carolina Litigation.

Certain jurisdictions may require us to pay tax assessments, including occupancy tax assessments, prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that the taxpayer believes it is subject to such taxes. During 2010 and 2009, we expensed $3 million and $48 million related to monies paid in advance of litigation in occupancy tax proceedings in the cities of Santa Monica and San Francisco. We do not believe that the amounts we retain as compensation are subject to the cities’ hotel occupancy tax ordinances. If we prevail in the litigation, the cities will be required to repay these amounts, plus interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity.

In addition, certain jurisdictions, including the states of New York and North Carolina and the city of New York, have enacted legislation taxing online travel company services as part of sales taxes for hotel occupancy.

Segments

We have three reportable segments: Leisure, the TripAdvisor Media Network and Egencia. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance.

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

Gross Bookings and Revenue Margin

	Year ended December 31,			% Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	($ in millions)
Gross Bookings
Leisure	$24,018	$20,428	$19,749	18%	3%
TripAdvisor Media Network(1)	—	—	—	N/A	N/A
Egencia	1,944	1,383	1,520	41%	(9%)

Total gross bookings	$25,962	$21,811	$21,269	19%	3%

Revenue Margin
Leisure	12.0%	12.9%	13.3%
TripAdvisor Media Network(1)	N/A	N/A	N/A
Egencia	7.4%	7.8%	7.2%
Total revenue margin(1)	12.9%	13.6%	13.8%

(1)	The TripAdvisor Media Network, which is comprised of media businesses that differ from our transaction-based websites and our Egencia business, does not have associated gross bookings or revenue margin. However, third-party revenue from the TripAdvisor Media Network is included in revenue used to calculate total revenue margin.

The increase in worldwide gross bookings in 2010 as compared to 2009 was primarily due to a 14% growth in transactions, a 10% increase in average airfares and a 1% increase in hotel ADRs. The increase in worldwide gross bookings in 2009 as compared to 2008 was primarily due to an 18% growth in transactions, substantially offset by lower prices for airline tickets and hotel room nights.

The decrease in revenue margin in 2010 as compared to 2009 was primarily due to higher average air ticket prices, partially offset by growth in advertising and media revenue. The decrease in revenue margin in 2009 as compared to 2008 was primarily due to the reduction in traveler fees, the impact of our loyalty programs and a greater mix of lower margin hotels, partially offset by lower air ticket prices and a reduction in the mix of lower margin air product.

Results of Operations

Revenue

	Year ended December 31,			% Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	($ in millions)
Revenue by Segment
Leisure	$2,891	$2,635	$2,626	10%	0%
TripAdvisor Media Network (Third-party revenue)	314	212	201	48%	6%
Egencia	143	108	110	32%	(1%)

Total revenue	$3,348	$2,955	$2,937	13%	1%

In 2010, the increase in revenue was primarily due to an increase in worldwide hotel revenue within our Leisure segment as well as an increase in advertising and media revenue within TripAdvisor Media Network.

Worldwide hotel revenue increased 11% in 2010 compared to 2009 primarily due to a 14% increase in room nights stayed, including rooms delivered as a component of packages, partially offset by a 3% decline in revenue per room night.

Worldwide air revenue increased 12% in 2010 compared to 2009 due to an 11% increase in air tickets sold and a 1% increase in revenue per air ticket.

Worldwide revenue other than hotel and air discussed above, which includes advertising and media, car rental, destination services and agency cruise, increased by 19% in 2010 compared to 2009 primarily due to an increase in our advertising and media revenue.

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

Worldwide revenue other than hotel and air discussed above increased by 5% in 2009 compared to 2008 primarily due to an increase in our advertising and media revenue and car rental revenue.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Year ended December 31,			% Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	($ in millions)
Revenue by Business Model
Merchant	$2,220	$2,005	$2,004	11%	0%
Agency	705	639	651	10%	(2%)
Advertising and media(1)	423	311	282	36%	10%

Total revenue	$3,348	$2,955	$2,937	13%	1%

(1)	Includes third-party revenue from TripAdvisor Media Network as well as our Leisure transaction-based websites.

Our merchant revenue for 2010 compared to 2009 increased due to an increase in merchant hotel revenue primarily driven by an increase in room nights stayed. Our merchant revenue for 2009 compared to 2008 was relatively flat as increases in car revenue were offset by decreases in air revenue.

Agency revenue increased for 2010 compared to 2009 due to an increase in air revenue as well as increases in hotel, corporate products, cruise and destination service revenue. Agency revenue decreased for 2009 compared to 2008 due to a decrease in air revenue primarily resulting from our Expedia.com U.S. booking fee removal and decreased agency package revenue, partially offset by higher hotel revenue related to Venere and higher car revenue.

Advertising and media revenue increased in 2010 compared to 2009 primarily due to a 48% increase in advertising revenue at TripAdvisor Media Network. Advertising and media revenue increased in 2009 compared to 2008 primarily due to a 21% increase in advertising revenue at our Leisure transaction-based websites as well as a 6% increase at TripAdvisor Media Network.

Cost of Revenue

	Year ended December 31,			% Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	($ in millions)
Customer operations	$326	$293	$295	11%	(1%)
Credit card processing	221	178	200	24%	(11%)
Data center and other	146	136	144	7%	(5%)

Total cost of revenue	$693	$607	$639	14%	(5%)

% of revenue	20.7%	20.5%	21.7%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, certain promotions, destination supply, and stock-based compensation.

In 2010, the primary drivers of the increase in cost of revenue expense were higher costs related to credit card processing, customer service and telesales to support the growth in our transaction volumes.

In 2009, the primary drivers of the decrease in cost of revenue expense were a decrease in credit card processing costs as a result of our technology investments, lower promotions expense and air fulfillment efficiencies primarily resulting from bringing some of our air ticket fulfillment operations in-house.

Selling and Marketing

	Year ended December 31,			% Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	($ in millions)
Direct costs	$866	$747	$826	16%	(10%)
Indirect costs	338	280	279	21%	0%

Total selling and marketing	$1,204	$1,027	$1,105	17%	(7%)

% of revenue	36.0%	34.8%	37.6%

Selling and marketing expense primarily relates to direct costs, including traffic generation costs from search engines and internet portals, television, radio and print spending, private label and affiliate program commissions, public relations and other costs. The remainder of the expense relates to indirect costs, including personnel and related overhead in our Partner Services Group, the TripAdvisor Media Network, Egencia and our various Leisure brands and stock-based compensation costs.

Selling and marketing expenses increased $177 million in 2010 compared to 2009 due to an increase in online and offline marketing expenses, including search engine marketing, brand advertising and affiliate marketing expenses, and higher personnel costs, including those associated with opening a new global headquarters for our lodging supply group, as well as higher professional service costs.

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

Technology and Content

	Year ended December 31,			% Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	($ in millions)
Personnel and overhead	$188	$167	$156	13%	7%
Depreciation and amortization of technology assets	77	68	48	12%	42%
Other	97	85	84	14%	2%

Total technology and content	$362	$320	$288	13%	11%

% of revenue	10.8%	10.8%	9.8%

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

The year-over-year increase of $42 million in technology and content expense in 2010 was primarily due to increased personnel costs for increased headcount, including contractors, to support our worldwide transaction-based businesses and our TripAdvisor Media Network businesses, an increase in consulting and professional fees as well as an increase in depreciation expense.

The year-over-year increase of $32 million in technology and content expense in 2009 was primarily due to increased depreciation and amortization of technology assets as well as increased incentive compensation expense.

General and Administrative

	Year ended December 31,			% Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	($ in millions)
Personnel and overhead	$174	$158	$154	10%	3%
Professional fees and other	140	132	115	6%	15%

Total general and administrative	$314	$290	$269	8%	8%

% of revenue	9.4%	9.8%	9.1%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

In 2010, the increase in general and administrative expense was primarily due to an increase in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes as well as higher personnel expenses, recruiting and travel expenses, partially offset by a reduction in legal and related fees primarily due to the timing of litigation.

In 2009, the increase in general and administrative expense was primarily due to an increase in legal fees, settlements and other professional fees of $16 million, including costs related to the consumer class action lawsuit and occupancy tax matters, as well as higher personnel costs resulting from increased incentive compensation expense.

Amortization of Intangible Assets

	Year ended December 31,			% Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	($ in millions)
Amortization of intangible assets	$37	$38	$69	(1%)	(46%)
% of revenue	1.1%	1.3%	2.4%

In 2010, the decrease in amortization of intangible assets expense was primarily due to the completion of amortization related to certain intangible assets, partially offset by a charge of approximately $4 million related to changes in the estimated value of contingent purchase consideration and amortization related to new business acquisitions. In 2009, the decrease in amortization of intangible assets expense was primarily due to the completion of amortization related to certain technology, supplier relationship and distribution agreement intangible assets, partially offset by amortization related to new business acquisitions. For additional information about our acquisitions, see Note 3 — Acquisitions and Other Investments in the notes to consolidated financial statements.

Occupancy Tax Assessments and Legal Reserves

During 2010, we recognized $3 million related to monies paid in advance of litigation in the Santa Monica occupancy tax proceedings and a $3 million expense related to an increase in the estimated coupon redemption rate related to the Expedia consumer class action lawsuit. During 2009, we recognized $48 million related to monies paid in advance of litigation in the San Francisco occupancy tax proceedings and an accrual of $19 million for the estimated settlement cost of the Expedia consumer class action lawsuit. For additional information, see Note 15 — Commitments and Contingencies in the notes to the consolidated financial statements.

Restructuring Charges

During 2009, in conjunction with the reorganization of our business around our global brands, and the resulting centralization of locations and brand management, marketing and administrative personnel as well as certain customer operations centers, we recognized $34 million in restructuring charges. These charges were primarily related to employee severance and related benefits. Restructuring charges related to the brand reorganization were completed by the end of 2009. For additional information, see Note 13 — Restructuring Charges in the notes to the consolidated financial statements.

Impairment of Goodwill, Intangible and Other Long-lived Assets

In 2008, we recorded impairments of approximately $3 billion of long-term assets, which consisted of $2.8 billion of goodwill, $223 million of intangible assets and $11 million related to capitalized software. Impaired intangible assets consisted of certain of our indefinite-lived trade names. For additional information about our impairments, see Note 6 — Goodwill and Intangible Assets, Net in the notes to consolidated financial statements.

We recorded no such impairments in 2010 and 2009.

Operating Income (Loss)

	Year ended December 31,			% Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	($ in millions)
Operating income (loss)	$732	$571	$(2,429)	28%	N/A
% of revenue	21.9%	19.3%	(82.7)%

In 2010, operating income increased primarily due to an increase in revenue, which was offset by a corresponding increase to operating expenses, as well as restructuring charges recorded in 2009 that did not recur and higher occupancy tax assessments and legal reserves recorded in 2009.

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

Interest Income and Expense

	Year ended December 31,			% Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	($ in millions)
Interest income	$7	$6	$30	15%	(80%)
Interest expense	(101)	(84)	(72)	20%	17%

Interest income increased in 2010, compared to 2009, primarily due to higher average cash and investment balances. Interest expense increased in 2010, compared to 2009, primarily resulting from additional interest on the $750 million senior unsecured notes issued in August 2010.

Interest income decreased in 2009, compared to 2008, primarily due to lower average interest rates. Interest expense increased in 2009, compared to 2008, primarily resulting from interest on the $400 million senior unsecured notes issued in June 2008, partially offset by lower interest expense related to our revolving credit facility.

At December 31, 2010, 2009 and 2008, our long-term indebtedness totaled $1.645 billion, $895 million, and $1.545 billion.

Other, net

Other, net is comprised of the following:

	Year ended December 31,			% Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	($ in millions)
Foreign exchange rate losses, net	$(18)	$(30)	$(47)	(41%)	(37%)
Noncontrolling investment basis adjustment	—	(5)	—	(100%)	N/A
Other	1	—	3	N/A	(110%)

Total other, net	$(17)	$(35)	$(44)	(51%)	(20%)

In 2008, in connection with the closing of an acquisition and the related holding of euros to economically hedge the purchase price, we recognized a net loss of $21 million, included in foreign exchange rate losses, net.

Provision for Income Taxes

	Year ended December 31,			% Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	($ in millions)
Provision for income taxes	$195	$154	$6	26%	N/A
Effective tax rate	31.4%	33.7%	(0.2)%

In 2010, our effective tax rate was lower than the 35% federal statutory rate primarily due to an increase in earnings in jurisdictions outside the United States, where our effective rate is lower, and a reversal of accruals for uncertain tax positions resulting from the conclusion of 2005 to 2007 IRS audits, which reversal was partially offset by state income taxes and accruals on continuing uncertain tax positions. The change in the effective rate for 2010 compared to the 2009 rate was primarily due to an increase in earnings in jurisdictions outside the United States and a reversal of accruals for uncertain tax positions resulting from the conclusion of 2005 to 2007 IRS audits, partially offset by a 2009 deduction relating to the closure of a foreign subsidiary that did not recur in 2010.

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

In 2008, our effective tax rate differed from the 35% statutory rate due to the impairment of goodwill, of which a substantial portion was not deductible for income tax purposes. Absent the impairment of goodwill and intangible assets, our 2008 effective tax rate would have been 41.5%, which was higher than the 35% statutory rate primarily due to state income taxes and accruals related to uncertain tax positions.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $1.2 billion and $688 million at December 31, 2010 and 2009, including $153 million and $148 million of cash and short-term investment balances of majority-owned subsidiaries; and our revolving credit facility.

In August 2010, we privately placed $750 million of senior unsecured notes due in August 2020. In December 2010, we completed an offer to exchange these notes for registered notes having substantially the same financial terms and covenants as the original notes (the unregistered and registered notes collectively, the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year, beginning February 15, 2011.

In February 2010, we entered into a new $750 million, three-year revolving credit facility, replacing our prior credit facility. In August 2010, we amended the new facility, extending the maturity to August 2014, decreasing the interest rate spreads and fees and modifying certain covenants and other terms. Current pricing is based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 250 basis points, and undrawn amounts bearing interest at 37.5 basis points. As of December 31, 2010, $723 million was available under the facility representing the total $750 million facility less $27 million of outstanding stand-by letters of credit.

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

Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we pay after the travelers’ use and subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital related to merchant hotel transactions will positively impact operating cash flows. If the merchant hotel model declines relative to other business models that generally consume working capital, such as agency hotel, managed corporate travel or media, or if there are changes to the merchant model or booking patterns which compress the time of receipts of cash from travelers to payments to suppliers, our overall working capital benefits could be reduced, eliminated or even reversed.

Seasonal fluctuations in our merchant hotel bookings affect the timing of our annual cash flows. During the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses and cash flows are typically negative. While we expect the impact of seasonal fluctuations to continue, merchant hotel growth rates, changes to the model or booking patterns, as well as changes in the relative mix of merchant hotel transactions compared with transactions in our working capital consuming businesses may counteract or intensify these anticipated seasonal fluctuations.

As of December 31, 2010, we had a deficit in our working capital of $188 million, compared to a deficit of $610 million as of December 31, 2009. The change in deficit is primarily due to financing and investing activities including proceeds from the issuance of the $750 million senior unsecured notes issued in August 2010, partially offset by share repurchases, dividend payments and purchases of marketable securities classified as long-term investments.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements to infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions, share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt.

Our cash flows are as follows:

	Year ended December 31,			$ Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	(In millions)
Cash provided by (used in):
Operating activities	$777	$676	$521	$101	$155
Investing activities	(818)	(48)	(860)	(770)	812
Financing activities	132	(660)	465	792	(1,125)
Effect of foreign exchange rate changes on cash and cash equivalents	(20)	9	(78)	(29)	87

In 2010, net cash provided by operating activities increased by $101 million primarily due to higher operating income after adjusting for the impacts of depreciation and amortization as well as a decrease in income tax payments, partially offset by decreased benefits from working capital changes. In 2009, net cash provided by operating activities increased by $155 million primarily due to increased benefits from working capital changes and growth in operating income after adjusting for the impacts of depreciation and amortization, partially offset by an increase in income tax and interest payments as well as occupancy tax assessments.

In 2010, cash used in investing activities increased by $770 million primarily due to increased net purchases of investments of $672 million and an increase in capital expenditures of $63 million. In 2009, cash used in investing activities represented a positive change of $812 million in cash flows primarily due to a $493 million decrease in cash paid for acquisitions, cash provided by the net maturities of investments of $47 million in 2009 compared to $93 million in purchases in 2008 and a decrease in capital expenditures of $68 million.

Cash provided by financing activities in 2010 primarily included the net proceeds of $742 million from the 5.95% senior notes issued in August 2010 and $51 million of proceeds from the exercise of equity awards, partially offset by cash paid to acquire shares of $502 million, including the repurchased shares under the authorizations discussed below, $79 million in cash dividend payments, as well as $78 million paid to acquire additional interests in certain majority owned subsidiaries. Cash used in financing activities in 2009 primarily included the repayment of $650 million of borrowings under the credit facility. Cash provided by financing activities in 2008 primarily included $457 million of net borrowings of debt.

In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. On October 25, 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. During 2010, we repurchased, through open market transactions, 20.6 million shares under these authorizations for a total cost of $489 million, excluding transaction costs, representing an average repurchase price of $23.71 per share. As of December 31, 2010, 19.4 million shares remain authorized for repurchase under the October 2010 authorization. There is no fixed termination date for the repurchases. No additional repurchases have been made under this authorization as of February 10, 2011.

In 2010, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
February 10, 2010	$0.07	March 11, 2010	$20,220	March 31, 2010
April 27, 2010	0.07	May 27, 2010	19,902	June 17, 2010
July 26, 2010	0.07	August 26, 2010	19,703	September 16, 2010
October 25, 2010	0.07	November 18, 2010	19,251	December 9, 2010

In addition, on February 9, 2011, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock to stockholders of record as of the close of business on March 11, 2011. Future declarations of dividends are subject to final determination by our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency in 2010 showed a net decrease of $29 million primarily due to higher foreign-denominated cash balances in the current year and the relative depreciation in foreign currencies during 2010 compared to their appreciation in 2009. The effect of foreign exchange on our cash balances denominated in foreign currency in 2009 showed a net increase of $87 million primarily due to the relative appreciation in foreign currencies during 2009 compared to their depreciation in 2008.

In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Contractual Obligations and Commercial Commitments

The following table presents our material contractual obligations and commercial commitments as of December 31, 2010:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Long-term debt(1)	$2,600	$117	$232	$232	$2,019
Operating leases(2)	218	42	73	49	54
Purchase obligations(3)	53	38	15	—	—
Guarantees(4)	37	33	4	—	—
Letters of credit(4)	27	19	8	—	—
Unrecognized tax benfits(5)	2	2	—	—	—

Total	$2,937	$251	$332	$281	$2,073

(1)	Our 8.5% Notes, 7.456% Notes, and 5.95% Notes include interest payments through maturity in 2016, 2018, and 2020 respectively, based on the stated fixed rates. In the above table, we have reflected the 7.456% Notes based on the maturity date in 2018; however such Notes are repayable in whole or in part on August 15, 2013 at the option of the holders.

(2)	The operating leases are for office space and related office equipment. We account for these leases on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Operating lease obligations expire at various dates with the latest maturity in 2020.

(3)	Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors and marketing partners. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.

(4)	Guarantees and LOCs are commitments that represent funding responsibilities that may require our performance in the event of third-party demands or contingent events. We use our stand-by LOCs primarily for certain regulatory purposes as well as to secure payment for hotel room transactions to particular hotel properties. The outstanding balance of our stand-by LOCs directly reduces the amount available to us from our revolving credit facility. The LOC amounts in the above table represent the amount of commitment expiration per period. In addition, we provide a guarantee to the aviation authority of certain foreign countries to protect against potential non-delivery of our packaged travel services sold within those countries. These countries hold all travel agents and tour companies to the same standard. Our guarantees also include certain surety bonds related to various company performance obligations.

(5)	Excludes $74 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2010.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 16 — Related Party Transactions in the notes to consolidated financial statements.

Part II. Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential loss from adverse changes in interest rates, foreign exchange rates and market prices. Our exposure to market risk includes our long-term debt, our revolving credit facility, derivative instruments and cash and cash equivalents, accounts receivable, intercompany receivables, investments, merchant accounts payable and deferred merchant bookings denominated in foreign currencies. We manage our exposure to these risks through established policies and procedures. Our objective is to mitigate potential income statement, cash flow and market exposures from changes in interest and foreign exchange rates.

Interest Rate Risk

In August 2010, we issued $750 million senior unsecured notes with a fixed rate of 5.95%. In June 2008, we issued $400 million senior unsecured notes with a fixed rate of 8.5%. In August 2006, we issued $500 million senior unsecured notes with a fixed rate of 7.456%. As a result, if market interest rates decline, our required payments will exceed those based on market rates. The fair values of our 8.5% Notes, our 7.456% Notes, and 5.95% Notes were approximately $438 million, $561 million, and $743 million as of December 31, 2010 as calculated based on quoted market prices at year end. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our 8.5% Notes by approximately $10 million, our 7.456% Notes by approximately $16 million, and our 5.95% Notes by approximately $27 million.

In February 2010, we entered into a new $750 million revolving credit facility, which bears interest based on market rates plus a spread determined by our credit ratings. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility. As of December 31, 2010 and 2009, we had no revolving credit facility borrowings outstanding.

During 2010, we began investing in investment grade corporate debt securities and, as of December 31, 2010, we had $244 million of available for sale investments. Based on a sensitivity analysis, we have determined that a hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $2 million as of December 31, 2010. Such losses would only be realized if we sold the investments prior to maturity.

We did not experience any significant impact from changes in interest rates for the years ended December 31, 2010, 2009 or 2008.

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

To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, during 2008, we began using foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2010 and 2009, we had a net forward liability of $1 million recorded in accrued expenses and other current liabilities and a net forward asset of less than $1 million recorded in prepaid expenses and other current assets. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.

Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $4 million based on our foreign currency forward positions (excluding the impact of forward positions economically hedging our merchant revenue exposures) and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2010. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.

During 2010, 2009 and 2008, we recorded net foreign exchange rate losses of $18 million ($14 million excluding the contracts economically hedging our forecasted merchant revenue), $30 million ($20 million excluding the contracts economically hedging our forecasted merchant revenue), and $47 million. As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

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

Part II. Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part II. Item 9A.    Controls and Procedures

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

We have audited Expedia, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Expedia, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Expedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Expedia, Inc. and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

February 10, 2011

Part II. Item 9B.    Other Information

None.

Part III.

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2011 annual meeting of stockholders (the “2011 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010.

Part III. Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement and incorporated herein by reference.

Part III. Item 11.    Executive Compensation

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2011 Proxy Statement and incorporated herein by reference.

Part III. Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2011 Proxy Statement and incorporated herein by reference.

Part III. Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2011 Proxy Statement and incorporated herein by reference.

Part III. Item 14.    Principal Accounting Fees and Services

The information required by this item is included under the caption “Audit Committee Report” in the 2011 Proxy Statement and incorporated herein by reference.

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

(a)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005
3.1	Amended and Restated Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	08/15/2005
3.2	Certificate of Designations of Expedia, Inc. Series A Cumulative Convertible Preferred Stock		8-K	000-51447	3.2	08/15/2005
3.3	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005
4.1	Equity Warrant Agreement, dated as of May 7, 2002, between IAC/InterActiveCorp and The Bank of New York, as equity warrant agent.		8-K**	000-20570	4.1	05/17/2002
4.2	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006
4.3	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007
4.4	Indenture, dated as of June 24, 2008, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 8.5% Senior Notes due 2016	X
4.5	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020		8-K	000-51447	4.1	08/10/2010
10.1	Governance Agreement, by and among Expedia, Inc., Liberty Media Corporation and Barry Diller, dated as of August 9, 2005		10-Q	000-51447	10.6	11/14/2005

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.2	First Amendment to Governance Agreement, dated as of June 19, 2007, among Expedia, Inc., Liberty Media Corporation and Barry Diller		8-K	000-51447	10.1	06/19/2007
10.3	Stockholders Agreement, by and between Liberty Media Corporation and Barry Diller, dated as of August 9, 2005		8-K	000-51447	10.7	11/14/2005
10.4	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005
10.5	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005
10.6	Credit Agreement dated as of February 8, 2010, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; TripAdvisor LLC, a Delaware limited liability company, Hotwire, Inc., a Delaware corporation, the Lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.		8-K	000-51447	99.1	02/11/2010
10.7	First Amendment dated August 18, 2010 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	08/23/2010
10.8	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007
10.9*	Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	000-51447	Appendix A	04/22/2009
10.10*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	02/19/2009
10.11*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.9	11/14/2005
10.12*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Domestic Employees)		10-Q	000-51447	10.24	11/14/2006
10.13*	Form of Expedia, Inc. Stock Option Agreement (Domestic Employees)		10-Q	000-51447	10.2	04/30/2009

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.14*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Installment Vesting)		10-Q	000-51447	10.3	04/30/2009
10.15*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Cliff Vesting)		10-Q	000-51447	10.4	04/30/2009
10.16*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements		10-Q	000-51447	10.1	05/09/2007
10.17*	Director Compensation Agreements Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	02/19/2009
10.18*	Employment Agreement between Dara Khosrowshahi and Expedia, Inc., effective as of May 28, 2009		10-Q	000-51447	10.1	07/30/2009
10.19*	Amended and Restated Restricted Stock Unit Agreement between Dara Khosrowshahi and Expedia, Inc., dated as of April 8, 2009		10-Q	000-51447	10.2	07/30/2009
10.20*	Amended and Restated Employment Agreement between Michael B. Adler and Expedia, Inc., effective as of May 16, 2009		10-Q	000-51447	10.4	07/30/2009
10.21*	Expedia, Inc. Restricted Stock Unit Agreement between Expedia, Inc. and Michael B. Adler, effective as of May 16, 2006		10-Q	000-51447	10.20	11/14/2006
10.22*	Amendment to Employment Agreement and Restricted Stock Unit Agreements between Expedia, Inc. and Michael B. Adler, dated December 31, 2008		10-K	000-51447	10.22	02/19/2009
10.23*	Amended and Restated Employment Agreement between Burke F. Norton and Expedia, Inc., effective May 28, 2009		10-Q	000-51447	10.3	7/30/2009
10.24*	Expedia, Inc. Restricted Stock Unit Agreement (First Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.22	11/14/2006
10.25*	Expedia, Inc. Restricted Stock Unit Agreement (Second Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.23	11/14/2006
10.26*	Amendment to Employment Agreement and Restricted Stock Unit Agreements between Expedia, Inc. and Burke Norton, dated December 31, 2008		10-K	000-51447	10.26	02/19/2009

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.27*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005
10.28*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005
10.29*	Employment Agreement by and between Dhiren R. Fonseca and Expedia, Inc., effective as of March 16, 2009		10-Q	000-51447	10.1	04/30/2010
10.30*	Employment Agreement between Gary M. Fritz and Expedia, Inc., effective as of March 16, 2009		10-Q	000-51447	10.4	04/30/2010
21	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
101***	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates reference to filing of IAC/InterActiveCorp

***	Furnished herewith

Signatures

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia, Inc.

By:	/s/ DARA KHOSROWSHAHI
Dara Khosrowshahi Chief Executive Officer

February 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 10, 2011.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

We have audited the accompanying consolidated balance sheets of Expedia, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ equity and comprehensive income (loss), and consolidated statements of cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Noncontrolling Interests in Consolidated Financial Statements codified in ASC 810, Consolidations, effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expedia, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

February 10, 2011

Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Revenue	$3,348,109	$2,955,426	$2,937,013
Costs and expenses:
Cost of revenue(1)	692,832	607,251	638,709
Selling and marketing(1)	1,204,141	1,027,062	1,105,337
Technology and content(1)	362,447	319,708	287,763
General and administrative(1)	314,109	290,484	268,721
Amortization of intangible assets	37,123	37,681	69,436
Occupancy tax assessments and legal reserves	5,542	67,658	—
Restructuring charges	—	34,168	—
Impairment of goodwill	—	—	2,762,100
Impairment of intangible and other long-lived assets	—	—	233,900

Operating income (loss)	731,915	571,414	(2,428,953)
Other income (expense):
Interest income	7,160	6,206	30,411
Interest expense	(101,291)	(84,233)	(71,984)
Other, net	(17,216)	(35,364)	(44,178)

Total other expense, net	(111,347)	(113,391)	(85,751)

Income (loss) before income taxes	620,568	458,023	(2,514,704)
Provision for income taxes	(195,008)	(154,400)	(5,966)

Net income (loss)	425,560	303,623	(2,520,670)
Net (income) loss attributable to noncontrolling interests	(4,060)	(4,097)	2,907

Net income (loss) attributable to Expedia, Inc.	$421,500	$299,526	$(2,517,763)

Net income (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.49	$1.04	$(8.80)
Diluted	1.46	1.03	(8.80)
Shares used in computing income (loss) per share:
Basic	282,465	288,214	286,167
Diluted	288,028	292,141	286,167

Dividends declared per common share	$0.28	$—	$—

(1) Includes stock-based compensation as follows:
Cost of revenue	$2,401	$2,285	$2,252
Selling and marketing	13,867	12,440	10,198
Technology and content	14,326	15,700	15,111
General and administrative	29,096	31,236	33,730

Total stock-based compensation	$59,690	$61,661	$61,291

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$714,332	$642,544
Restricted cash and cash equivalents	14,215	14,072
Short-term investments	515,627	45,849
Accounts receivable, net of allowance of $12,114 and $14,562	328,468	307,817
Prepaid expenses, prepaid merchant bookings and other current assets	128,985	214,767

Total current assets	1,701,627	1,225,049
Property and equipment, net	277,061	236,820
Long-term investments and other assets	232,239	48,262
Intangible assets, net	797,707	823,031
Goodwill	3,642,360	3,603,994

TOTAL ASSETS	$6,650,994	$5,937,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$700,730	$652,893
Accounts payable, other	181,765	160,471
Deferred merchant bookings	654,632	679,305
Deferred revenue	29,466	17,204
Accrued expenses and other current liabilities	322,827	325,184

Total current liabilities	1,889,420	1,835,057
Long-term debt	1,644,894	895,086
Deferred income taxes, net	248,461	223,959
Other long-term liabilities	131,516	233,328
Commitments and contingencies
Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	348	343
Authorized shares: 1,600,000
Shares issued: 348,416 and 342,812
Shares outstanding: 248,347 and 263,929
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	6,116,697	6,034,164
Treasury stock — Common stock, at cost	(2,241,191)	(1,739,198)
Shares: 100,069 and 78,883
Retained earnings (deficit)	(1,194,533)	(1,616,033)
Accumulated other comprehensive income (loss)	(8,803)	3,379

Total Expedia, Inc. stockholders’ equity	2,672,544	2,682,681
Noncontrolling interest	64,159	67,045

Total stockholders’ equity	2,736,703	2,749,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,650,994	$5,937,156

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2007	337,056,760	$337	25,599,998	$26	$5,902,582	77,567,658	$(1,718,833)	$602,204	$23,696	$70,004	$4,880,016
Net loss (excludes $1,187 net income attributable to redeemable noncontrolling interest)								(2,517,763)		(4,094)	(2,521,857)
Components of comprehensive loss:
Net loss on derivative contracts									(339)		(339)
Currency translation adjustment									(39,359)	3,271	(36,088)
Settlement of derivative liability					10,500						10,500
Capital contribution from sale of business					1,624						1,624
Proceeds from exercise of equity instruments	2,468,708	3			6,330						6,333
Tax deficiencies on equity awards					(1,646)						(1,646)
Treasury stock activity related to vesting of equity instruments						583,515	(12,402)				(12,402)
Noncontrolling interest share repurchase										(5,451)	(5,451)
Changes in ownership of noncontrolling interest										180	180
Stock-based compensation expense					60,094						60,094

Balance as of December 31, 2008	339,525,468	340	25,599,998	26	5,979,484	78,151,173	(1,731,235)	(1,915,559)	(16,002)	63,910	2,380,964
Net income (excludes $3,085 of net income attributable to redeemable noncontrolling interest)								299,526		1,012	300,538
Component of comprehensive income:
Currency translation adjustment									19,381	254	19,635
Proceeds from exercise of equity instruments	3,286,532	3			15,749						15,752
Tax deficiencies on equity awards					(13,061)						(13,061)
Treasury stock activity related to vesting of equity instruments						731,595	(7,963)				(7,963)
Adjustment to the fair value of redeemable noncontrolling interest					(7,800)						(7,800)
Changes in ownership of noncontrolling interest										1,869	1,869
Stock-based compensation expense					59,805						59,805
Other					(13)						(13)

Balance as of December 31, 2009	342,812,000	343	25,599,998	26	6,034,164	78,882,768	(1,739,198)	(1,616,033)	3,379	67,045	2,749,726
Net income (excludes $2,965 of net income attributable to redeemable noncontrolling interest)								421,500		1,095	422,595
Components of comprehensive income:
Currency translation adjustment									(12,511)	515	(11,996)
Unrealized gain on securities available for sale									329		329
Proceeds from exercise of equity instruments	5,604,175	5			48,810						48,815
Tax benefits on equity awards					118,103						118,103
Treasury stock activity related to vesting of equity instruments						570,480	(12,739)				(12,739)
Common stock repurchases						20,616,202	(489,254)				(489,254)
Cash dividends paid					(79,076)						(79,076)
Adjustment to the fair value of redeemable noncontrolling interests					(41,382)						(41,382)
Changes in ownership of noncontrolling interests					(19,161)					(4,496)	(23,657)
Stock-based compensation expense					56,427						56,427
Other					(1,188)						(1,188)

Balance as of December 31, 2010	348,416,175	$348	25,599,998	$26	$6,116,697	100,069,450	$(2,241,191)	$(1,194,533)	$(8,803)	$64,159	$2,736,703

We had 751 shares of preferred stock outstanding as of December 31, 2010 and 2009.

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Operating activities:
Net income (loss)	$425,560	$303,623	$(2,520,670)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	118,402	102,782	76,800
Amortization of stock-based compensation	59,690	61,661	61,291
Amortization of intangible assets	37,123	37,681	69,436
Deferred income taxes	23,581	(12,620)	(209,042)
Impairment of goodwill	—	—	2,762,100
Impairment of intangible and other long-lived assets	—	—	233,900
Foreign exchange (gain) loss on cash and cash equivalents, net	20,447	(4,679)	77,958
Realized (gain) loss on foreign currency forwards	(8,822)	(29,982)	55,175
Other	499	10,268	(654)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(35,382)	(36,360)	32,208
Prepaid expenses, prepaid merchant bookings and other current assets	82,405	(19,477)	(15,072)
Accounts payable, merchant	49,648	26,466	(75,443)
Accounts payable, other, accrued expenses and other current liabilities	18,282	79,552	54,400
Deferred merchant bookings	(24,679)	155,665	(85,443)
Deferred revenue	10,729	1,424	3,744

Net cash provided by operating activities	777,483	676,004	520,688

Investing activities:
Capital expenditures, including internal-use software and website development	(155,189)	(92,017)	(159,827)
Purchases of investments	(990,429)	(45,903)	(92,923)
Sales and maturities of investments	366,036	93,092	—
Acquisitions, net of cash acquired	(50,465)	(45,007)	(538,439)
Net settlement of foreign currency forwards	8,822	29,982	(55,175)
Reclassification of Reserve Primary Fund holdings	—	—	(80,360)
Distributions from Reserve Primary Fund	5,482	10,677	64,387
Other, net	(1,953)	1,357	2,779

Net cash used in investing activities	(817,696)	(47,819)	(859,558)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	742,470	—	392,348
Credit facility borrowings	—	—	740,000
Credit facility repayments	—	(650,000)	(675,000)
Payment of dividends to stockholders	(79,076)	—	—
Purchase of additional interests in controlled subsidiaries	(77,929)	—	—
Treasury stock activity	(501,993)	(7,963)	(12,865)
Proceeds from exercise of equity awards	50,615	15,794	6,353
Excess tax benefit on equity awards	8,753	1,544	3,191
Changes in restricted cash and cash equivalents	164	(10,716)	11,753
Other, net	(11,123)	(8,991)	(979)

Net cash provided by (used in) financing activities	131,881	(660,332)	464,801
Effect of exchange rate changes on cash and cash equivalents	(19,880)	9,279	(77,905)

Net increase (decrease) in cash and cash equivalents	71,788	(22,868)	48,026
Cash and cash equivalents at beginning of year	642,544	665,412	617,386

Cash and cash equivalents at end of year	$714,332	$642,544	$665,412

Supplemental cash flow information
Cash paid for interest	$78,379	$78,629	$53,459
Income tax payments, net	163,405	198,368	179,273

See notes to consolidated financial statements.

Expedia, Inc.

Notes to Consolidated Financial Statements

NOTE 1 — Organization and Basis of Presentation

Description of Business

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.com™, the TripAdvisor® Media Network, Expedia® Affiliate Network, Classic Vacations, Expedia Local Expert, Egencia™, Expedia® CruiseShipCenters®, eLong™, Inc. (“eLong”) and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

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

NOTE 2 — Significant Accounting Policies

Consolidation

Our consolidated financial statements include the accounts of Expedia, Inc., our wholly-owned subsidiaries, and entities for which we control a majority of the entity’s outstanding common stock. We record noncontrolling interest in our consolidated financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Noncontrolling interest in the earnings and losses of consolidated subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated entities, which includes the noncontrolling interest share of net income or loss from eLong as well as net income or loss from our redeemable noncontrolling interest entities. eLong is a separately listed company on the NASDAQ and, therefore, subject to its own audit which could result in possible adjustments that are not material to Expedia, Inc. but could be material to eLong.

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

Under the merchant model, we facilitate the booking of hotel rooms, airline seats, car rentals and destination services from our travel suppliers and we are the merchant of record for such bookings. The majority of our merchant transactions relate to hotel bookings.

Under the agency model, we act as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. We receive commissions or ticketing fees from the travel supplier and/or traveler. For agency airline, hotel and car transactions, we also receive fees from global distribution systems partners that control the computer systems through which these reservations are booked. The majority of agency revenue primarily relates to airline ticket bookings.

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

We generally contract in advance with lodging providers to obtain access to room allotments at wholesale rates. Certain contracts specifically identify the number of potential rooms and the negotiated rate of the rooms to which we may have access over the terms of the contracts, which generally range from one to three years. Other contracts are not specific with respect to the number of rooms and the rates of the rooms to which we may have access over the terms of the contracts. In either case we may return unbooked hotel room allotments with no obligation to the lodging providers within a period specified in each contract. For hotel rooms that are cancelled by the traveler after the specified period of time, we charge the traveler a cancellation fee or penalty that approximates the amount a hotel may invoice us for the cancellation.

Agency and Merchant Air.    We record revenue on air transactions when the traveler books the transaction, as we have no significant post-delivery obligations. We record a reserve for chargebacks and cancellations at the time of the transaction based on historical experience.

Agency Hotel, Car and Cruise.    In addition to air tickets, our agency revenue comes from certain hotel transactions as well as cruise and car rental reservations. We generally record agency revenue from hotel, cruise and car reservations on an accrual basis when the travel occurs. We record an allowance for cancellations on this revenue based on historical experience.

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

Cash and Cash Equivalents

Our cash and cash equivalents include cash and liquid financial instruments, including money market funds and time deposit investments, with maturities of 90 days or less when purchased.

Short-term and Long-term Investments

We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Based on our intent and ability to hold certain assets until maturity, we may classify certain debt securities as held to maturity and measure them at amortized cost. Investments classified as available for sale are recorded at fair value with unrealized holding gains and losses recorded, net of tax, as a component of accumulated other comprehensive income. Realized gains and losses from the sale of available for sale investments, if any, are determined on a specific identification basis. Investments with remaining maturities of less than one year are classified within short-term investments. All other investments with remaining maturities ranging from one year to four years are classified within long-term investments and other assets.

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

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. See Note 6 — Goodwill and Intangible Assets, Net for discussion of impairment of goodwill and indefinite-lived assets in 2008.

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

Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of two to twelve years. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value. See Note 6 — Goodwill and Intangible Assets, Net for discussion of impairment of other long-lived assets in 2008.

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

At December 31, 2010 and 2009, our derivative instruments primarily consisted of foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. We do not hold or issue financial instruments for speculative or trading purposes.

Foreign Currency Translation and Transaction Gains and Losses

Certain of our operations outside of the United States use the related local currency as their functional currency. We translate revenue and expense at average rates of exchange during the period. We translate assets and liabilities at the rates of exchange as of the consolidated balance sheet dates and include foreign currency translation gains and losses as a component of accumulated other comprehensive income (“OCI”). Due to the nature of our operations and our corporate structure, we also have subsidiaries that have significant transactions in foreign currencies other than their functional currency. We record transaction gains and losses in our consolidated statements of operations related to the recurring remeasurement and settlement of such transactions.

To the extent practicable, we attempt to minimize this exposure by maintaining natural hedges between our current assets and current liabilities of similarly denominated foreign currencies. Additionally, as discussed above, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities.

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

Advertising Expense

We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2010, 2009 and 2008, our advertising expense was $589 million, $543 million, and $598 million. As of December 31, 2010 and 2009, we had $12 million and $10 million of prepaid marketing expenses included in prepaid expenses and other current assets.

Stock-Based Compensation

We measure and amortize the fair value of stock options and restricted stock units (“RSUs”) as follows:

Stock Options.    We measure the value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using the Black-Scholes option valuation model. The Black-Scholes model incorporates various assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on historical volatility of our common stock and other relevant factors. We base our expected term assumptions on our historical experience and on the terms and conditions of the stock awards granted to employees. We amortize the fair value, net of estimated forfeitures, over the remaining vesting term on a straight-line basis. The majority of our stock options vest over four years.

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

Fair Value Recognition, Measurement and Disclosure

The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reported on our consolidated balance sheets approximate fair value as we maintain them with various high-quality financial institutions. The accounts receivable are short-term in nature and are generally settled shortly after the sale.

We disclose the fair value of our financial instruments based on the fair value hierarchy using the following three categories:

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

Level 3 — Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud. We also rely on global distribution system partners and third-party service providers for certain fulfillment services, including one third-party service provider for which we accounted for approximately 42% of its total revenue for the year ended December 31, 2009 and approximately 43% of its total revenue for the nine months ended September 30, 2010.

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents and corporate debt securities. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of prime institutional money market funds as well as bank (both interest and non-interest bearing) account balances denominated in U.S. dollars, Canadian dollars, euros and British pound sterling.

Contingent Liabilities

We have a number of regulatory and legal matters outstanding, as discussed further in Note 15 — Commitments and Contingencies. Periodically, we review the status of all significant outstanding matters to assess the potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Occupancy Tax

Some states and localities impose a transient occupancy or accommodation tax on the use or occupancy of hotel accommodations. Generally, hotels collect taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the occupancy tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In all but a limited number of jurisdictions, we do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel occupancy taxes when determined to be probable and estimable. See Note 15 — Commitment and Contingencies for further discussion.

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

NOTE 3 — Acquisitions and Other Investments

During 2010, 2009 and 2008, we acquired a number of companies including various online travel media content companies as well as travel product and service companies, which included the 2008 purchase of Venere, an online travel provider based in Italy that focuses on hotel reservations under an agency model. The following table summarizes the allocation of the purchase price for all acquisitions made in the three years ended December 31, 2010, in thousands:

	2010	2009	2008
Goodwill	$54,008	$51,947	$328,449
Intangible assets with definite lives(1)	13,359	23,897	112,968
Intangible assets with indefinite lives	—	—	47,641
Net liabilities and non-controlling interests acquired(2)	(5,138)	(15,283)	(14,486)

Total(3)	$62,229	$60,561	$474,572

(1)	The weighted average life of acquired intangible assets during 2010, 2009 and 2008 was 5.1 years, 6.6 years and 8.3 years.

(2)	Includes cash acquired of $3 million, $7 million and $21 million during 2010, 2009 and 2008.

(3)	As of December 31, 2010 and 2008, $9 million and $10 million of the total purchase price was accrued with the remainder paid in cash during the respective years. For 2009, the total purchase price includes noncash consideration of $20 million related to the removal of an equity method investment upon our acquisition of a controlling interest, as discussed below, with the remainder paid in cash during the year.

In addition, during 2009 and 2008, we paid $10 million and $95 million of contingent purchase consideration under prior acquisitions as well as other acquisition related-costs.

The purchase price allocation of the 2010 acquisitions is preliminary for up to 12 months after the acquisition dates and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill on a retroactive basis. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward; their effect on consolidated revenue and operating income during 2010, 2009 and 2008 was not significant.

In 2009, we acquired an additional interest in an equity method investment for $3 million in cash, which was included within the 2009 total purchase price above, and resulted in a 60% majority ownership interest and our consolidation of this entity. In conjunction with our acquisition of additional interest, we remeasured our previously held equity interest to fair value and recognized a loss of $5 million in other, net during the period. The fair value of the 40% noncontrolling interest in the company was estimated to be $15 million at the time of acquisition. Both fair value assessments were determined based on various valuation techniques, including market comparables and discounted cash flow projections.

In addition to and including the 60% majority ownership interest discussed above, certain of our acquisitions made during 2009 and 2008 include noncontrolling interests with certain rights, whereby we may acquire and the minority shareholders may sell to us the additional shares of the company, at fair value or at adjusted fair values at our discretion, during various periods from 2011 through 2013. Changes in fair value of the shares for which the minority holders may sell to us are recorded to the noncontrolling interest, classified in other long-term liabilities, and as charges or credits to retained earnings (or additional paid-in capital in the absence of retained earnings). Fair value determinations are based on various valuation techniques, including market comparables and discounted cash flow projections. At December 31, 2010 and 2009, our redeemable noncontrolling interest balances were $32 million and $23 million.

NOTE 4 — Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$359,169	$359,169	$—
Investments:
Time deposits	434,315	—	434,315
Corporate debt securities	243,963	—	243,963

Total assets	$1,037,447	$359,169	$678,278

Liabilities
Foreign currency forward contracts	$1,431	$—	$1,431

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$313,480	$313,480	$—
Investments:
Time deposits	45,849	—	45,849
Foreign currency forward contracts	250	—	250

Total assets	$359,579	$313,480	$46,099

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

During 2010, we began investing in investment grade corporate debt securities all of which are classified as available for sale. As of December 31, 2010, we had $81 million of short-term and $163 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value with gross unrealized gains of $1 million and gross unrealized losses of less than $1 million. Proceeds from sales and maturities of available-for-sale securities were $8 million for the year ended December 31, 2010 and realized gains and losses on sales were immaterial.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments. Of the total time deposit investments, $88 million related to balances held by our majority-owned subsidiaries as of December 31, 2010 and the entire balance as of December 31, 2009 was held by our majority-owned subsidiaries.

We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. As of December 31, 2010, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $96 million. We had a net forward liability of $1 million as of December 31, 2010 recorded in accrued expenses and other current liabilities and a net forward asset of less than $1 million recorded in prepaid and other current assets as of December 31, 2009. We recorded $6 million in net gains, $32 million in net gains and $56 million in net losses from foreign currency forward contracts in 2010, 2009 and 2008.

NOTE 5 — Property and Equipment, Net

Our property and equipment consists of the following:

	December 31,
	2010	2009
	(In thousands)
Capitalized software development	$419,046	$355,088
Computer equipment	130,137	100,451
Furniture and other equipment	82,767	65,098
Leasehold improvements	75,615	68,832

	707,565	589,469
Less: accumulated depreciation	(459,371)	(372,050)
Projects in progress	28,867	19,401

Property and equipment, net	$277,061	$236,820

As of December 31, 2010 and 2009, our recorded capitalized software development costs, net of accumulated amortization, were $150 million and $125 million. For the years ended December 31, 2010, 2009, and 2008, we recorded amortization of capitalized software development costs of $69 million, $63 million, and $47 million, most of which is included in technology and content expenses.

NOTE 6 — Goodwill and Intangible Assets, Net

The following table presents our goodwill and intangible assets as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)
Goodwill	$3,642,360	$3,603,994
Intangible assets with indefinite lives	688,836	690,028
Intangible assets with definite lives, net	108,871	133,003

	$4,440,067	$4,427,025

Impairment Assessments.    We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that impairment may have occurred. As of October 1, 2010 and 2009, we had no impairments.

During the fourth quarter of 2008, as a result of a significant decline in our stock price and operating results partly due to negative impacts from foreign exchange rates and macroeconomic weakness, we performed an interim assessment of goodwill and indefinite-lived intangible assets as of December 1, 2008. Accordingly, we performed an interim first step of our impairment assessment for each of our reporting units and determined there was a potential impairment of goodwill in certain reporting units. Therefore, we performed the second step of the assessment in which we compared the implied fair value of those reporting unit’s goodwill to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

We measured the fair value of each of our reporting units and both our indefinite-lived and definite lived intangible assets using accepted valuation techniques as described above in Note 2 — Significant Accounting Policies. The significant estimates used included our weighted average cost of capital, long-term rate of growth and profitability of our business, and working capital effects. Our assumptions were based on the actual historical performance of each of the reporting units and took into account the weakening of operating results and implied risk premiums based on market prices of our equity and debt as of the assessment date. To validate the reasonableness of the reporting unit fair values, we reconciled the aggregate fair values of the reporting units determined in step one to the enterprise market capitalization. Enterprise market capitalization includes, among other factors, the fully diluted market capitalization of our stock, an acquisition premium based on historical data from acquisitions within the same or similar industries and the appropriate redemption values of our debt. In performing the reconciliation we may, depending on the volatility of the market value of our stock price, use either the stock price on the valuation date or the average stock price over a range of dates around that date and consider such other quantitative and qualitative factors we consider relevant, which may change depending on the date for which the assessment is made. This assessment resulted in the recognition in the fourth quarter of 2008 of a loss on impairment of long-term assets of approximately $3 billion, which consists of $2.8 billion of goodwill and $223 million of indefinite-lived trade names. A deferred tax benefit of $189 million was recognized as a result of these charges. Of the $2.8 billion goodwill impairment charge in 2008, $2.5 billion of the goodwill impairment related to our Leisure segment and $282 million to our TripAdvisor Media Network segment. Of the $223 million indefinite-lived trade name impairment charge in 2008, all such impairments related to our Leisure segment.

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

Goodwill.    The following table presents the changes in goodwill by reportable segment:

	Leisure	TripAdvisor Media Network	Egencia	Total
	(In thousands)
Balance as of January 1, 2009	$2,790,678	$704,749	$43,142	$3,538,569
Additions	23,781	29,505	—	53,286
Foreign exchange translation	8,849	1,002	2,288	12,139

Balance as of December 31, 2009	2,823,308	735,256	45,430	3,603,994
Additions	14,592	40,703	494	55,789
Foreign exchange translation	(15,751)	1,738	(3,410)	(17,423)

Balance as of December 31, 2010	$2,822,149	$777,697	$42,514	$3,642,360

In 2010 and 2009, the additions to goodwill relate primarily to our acquisitions as described in Note 3 — Acquisitions and Other Investments.

As of December 31, 2010 and 2009, accumulated goodwill impairment losses in total were $2.8 billion, of which $2.5 billion is associated with Leisure and $282 million with TripAdvisor Media Network.

Indefinite-lived Intangible Assets.    Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.

Intangible Assets with Definite Lives.    The following table presents the components of our intangible assets with definite lives as of December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Supplier relationships	$288,358	$(240,378)	$47,980	$287,469	$(230,732)	$56,737
Technology	232,554	(210,346)	22,208	228,645	(202,997)	25,648
Affiliate agreements	34,782	(26,079)	8,703	34,782	(22,243)	12,539
Customer lists	28,246	(23,066)	5,180	28,259	(22,475)	5,784
Domain names	12,309	(11,206)	1,103	11,770	(10,599)	1,171
Other	271,955	(248,258)	23,697	270,328	(239,204)	31,124

Total	$868,204	$(759,333)	$108,871	$861,253	$(728,250)	$133,003

Amortization expense was $37 million, $38 million, and $69 million for the years ended December 31, 2010, 2009 and 2008. Included within amortization expense for 2010 was a charge of approximately $4 million related to changes in the estimated value of contingent purchase consideration.

The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2010, assuming no subsequent impairment of the underlying assets, is as follows, in thousands:

2011	$27,640
2012	21,790
2013	16,109
2014	9,848
2015	6,534
2016 and thereafter	26,950

Total	$108,871

NOTE 7 — Debt

The following table sets forth our outstanding debt:

	December 31, 2010	December 31, 2009
	(In thousands)
8.5% senior notes due 2016, net of discount	$395,673	$395,086
7.456% senior notes due 2018	500,000	500,000
5.95% senior notes due 2020, net of discount	749,221	—

Long-term debt	$1,644,894	$895,086

Long-term Debt

Our $400 million in senior unsecured notes outstanding at December 31, 2010 are due in July 2016 and bear interest at 8.5% (the “8.5% Notes”). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year. The 8.5% Notes include covenants that limit our ability under certain circumstances to (i) incur additional indebtedness, (ii) pay dividends or make restricted payments, (iii) dispose of assets, (iv) create or incur liens, (v) enter into sale/leaseback transactions and (vi) merge or consolidate with or into another entity. Certain of these covenants in the 8.5% Notes, including the covenants limiting under certain circumstances our ability to incur additional indebtedness, pay dividends or make restricted payments and dispose of assets, will be suspended during any time that the 8.5% Notes have an investment grade rating from both Standard and Poor’s and Moody’s and no default exists under the 8.5% Note indenture. The 8.5% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. Prior to July 1, 2011, in the event of a qualified equity offering, we may redeem up to 35% of the 8.5% Notes at a redemption price of 108.5% of the principal plus accrued interest. Additionally, we may redeem the 8.5% Notes prior to July 1, 2012 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. On or after July 1, 2012, we may redeem the 8.5% Notes in whole or in part at specified prices ranging from 104.250% to 100% of the principal plus accrued interest.

Our $500 million in registered senior unsecured notes outstanding at December 31, 2010 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes include covenants that limit our ability (i) to enter into sale/leaseback transactions, (ii) to create or incur liens and (iii) to merge or consolidate with or into another entity. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part at any time at our option.

In August 2010, we privately placed $750 million of senior unsecured notes due in August 2020. In December 2010, we completed an offer to exchange these notes for registered notes having substantially the same financial terms and covenants as the original notes (the unregistered and registered notes collectively, the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year, beginning February 15, 2011. The 5.95% Notes include covenants that limit our ability under certain circumstances to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. We may redeem the 5.95% Notes at our option in whole or in part at any time or from time to time at a specified “make-whole” premium.

The 8.5%, 7.456% and 5.95% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 20 — Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the Notes was $49 million and $31 million as of December 31, 2010 and 2009.

Based on quoted market prices, the approximate fair value of our Notes was as follows:

	December 31, 2010	December 31, 2009
	(In millions)
8.5% senior notes	$438	$431
7.456% senior notes	561	546
5.95% senior notes	743	—

Credit Facility

In February 2010, we entered into a new $750 million, three-year unsecured revolving credit facility with a group of lenders, replacing our prior $1 billion credit facility. In August 2010, we amended the facility extending the maturity to August 2014, decreasing the interest rate spreads and fees and modifying certain covenants and other terms. The facility is unconditionally guaranteed by certain domestic Expedia subsidiaries, which are the same as under the Notes. As of December 31, 2010 and 2009, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 250 basis points and undrawn amounts bearing interest at 37.5 basis points as of December 31, 2010. The facility contains financial covenants consisting of a leverage ratio and a minimum interest coverage ratio.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduced the amount available to us. As of December 31, 2010 and 2009, there were $27 million and $42 million of outstanding stand-by LOCs issued under the respective facilities.

NOTE 8 — Employee Benefit Plans

Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $14 million, $11 million and $12 million for the years ended December 31, 2010, 2009 and 2008.

NOTE 9 — Stock-Based Awards and Other Equity Instruments

Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2010, we had approximately 22 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.

The following table presents a summary of our stock option activity:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance as of January 1, 2008	9,675	$24.74
Granted	1,275	8.14
Exercised	(618)	10.14
Cancelled	(498)	29.14

Balance as of December 31, 2008	9,834	23.29
Granted	10,324	7.83
Exercised	(879)	17.88
Cancelled	(1,278)	16.46

Balance as of December 31, 2009	18,001	15.17
Granted	5,816	26.21
Exercised	(3,669)	12.48
Cancelled	(1,943)	15.48

Balance as of December 31, 2010	18,205	17.95	5.1	$157,662

Exercisable as of December 31, 2010	5,839	25.79	4.0	23,503

Vested and expected to vest after December 31, 2010	16,236	18.09	5.0	141,328

The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2010, based on our closing stock price of $25.09 as of the last trading date. The total intrinsic value of stock options exercised was $41 million, $6 million and $7 million for the years ended December 31, 2010, 2009 and 2008.

During 2010 and 2009, we awarded stock options as our primary form of stock-based compensation. During 2008, we also granted stock options to certain key employees. The fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 were estimated at the date of grant using the Black-Scholes option-pricing model, assuming the following weighted average assumptions:

	2010	2009	2008
Risk-free interest rate	2.18%	1.75%	2.18%
Expected volatility	51.75%	49.96%	45.63%
Expected life (in years)	4.72	4.72	4.54
Dividend yield	1.25%	—	—
Weighted-average estimated fair value of options granted during the year	$9.28	$3.31	$3.38

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

The following table presents a summary of our stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Price Per Share	Remaining Contractual Life	Shares	Weighted- Average Exercise Price
	(In thousands)		(In years)	(In thousands)
$ 0.01 - $5.00	111	$4.39	2.1	111	$4.39
5.01 - 8.00	6,614	7.37	5.3	829	7.37
8.01 - 12.00	1,095	9.30	5.2	82	9.55
12.01 - 18.00	466	14.48	2.7	337	14.27
18.01 - 25.00	5,739	22.31	5.8	390	21.01
25.01 - 35.00	2,762	28.32	4.3	2,672	28.39
35.01 - 45.00	1,418	38.33	4.4	1,418	38.33

0.01 - 45.00	18,205	17.95	5.1	5,839	25.79

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

The following table presents a summary of RSU activity:

	RSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of January 1, 2008	8,262	$21.43
Granted	4,123	21.78
Vested and released	(1,846)	21.76
Cancelled	(1,493)	22.20

Balance as of December 31, 2008	9,046	21.41
Granted	988	9.10
Vested and released	(2,362)	21.69
Cancelled	(1,107)	21.01

Balance as of December 31, 2009	6,565	19.50
Granted	525	26.21
Vested and released	(1,899)	17.29
Cancelled	(558)	20.88

Balance as of December 31, 2010	4,633	20.12

The total fair value of shares vested and released during the years ended December 31, 2010, 2009 and 2008 was $43 million, $27 million and $42 million. Included in RSUs outstanding at December 31, 2010 are 800,000 of RSUs awarded to our Chief Executive Officer, for which vesting is tied to achievement of performance targets.

In 2010, 2009 and 2008, we recognized total stock-based compensation expense of $60 million, $62 million and $61 million. The total income tax benefit related to stock-based compensation expense was $20 million for both 2010 and 2009 and $21 million for 2008.

Cash received from stock-based award exercises for the years ended December 31, 2010 and 2009 was $51 million and $16 million. Our employees that held IAC vested stock options prior to the Spin-Off received vested stock options in both Expedia and IAC. As these stock options are exercised, we receive a tax deduction.

Total current income tax benefits during the years ended December 31, 2010 and 2009 associated with the exercise of IAC and Expedia stock-based awards held by our employees were $27 million and $10 million, of which we recorded less than $1 million in 2010 and 2009 as a reduction of goodwill.

As of December 31, 2010, there was approximately $91 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 2.44 years.

We have fully vested stock warrants with expiration dates through May 2012 outstanding. Each stock warrant is exercisable for a certain number of shares of our common stock or a fraction thereof.

The following table presents a summary of our stock warrants (equivalent shares) from December 31, 2009 through December 31, 2010:

Expiration Date	Outstanding Warrants at December 31, 2009	Exercised	Cancelled	Outstanding Warrants at December 31, 2010	Weighted Average Exercise Price
	(In thousands, except per warrant data)
May 2012	16,094	(1)	—	16,093	$25.56
May 2010	3	—	(3)	—	—

	16,097	(1)	(3)	16,093

NOTE 10 — Income Taxes

The following table presents a summary of our U.S. and foreign income (loss) before income taxes:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
U.S	$378,604	$431,599	$(2,442,297)
Foreign	241,964	26,424	(72,407)

Total	$620,568	$458,023	$(2,514,704)

The following table presents a summary of our income tax expense components:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current income tax expense:
Federal	$107,172	$127,386	$196,072
State	14,723	15,604	16,029
Foreign	50,281	24,030	2,907

Current income tax expense	172,176	167,020	215,008

Deferred income tax (benefit) expense:
Federal	24,282	(7,468)	(188,901)
State	2,771	(1,590)	(7,841)
Foreign	(4,221)	(3,562)	(12,300)

Deferred income tax (benefit) expense:	22,832	(12,620)	(209,042)

Income tax expense	$195,008	$154,400	$5,966

For all periods presented, we have computed current and deferred tax expense using our stand-alone effective tax rate. As of December 31, 2010, our current income tax receivable represents refunds receivable from the Internal Revenue Service (“IRS”) and other tax authorities based on our taxable income.

We reduced our current income tax payable by $27 million, $10 million and $19 million for the years ended December 31, 2010, 2009 and 2008, for tax deductions attributable to stock-based compensation. We recorded less than $1 million for 2010 and 2009 and $2 million for 2008 of the related income tax benefits of this stock-based compensation as a reduction of goodwill.

The tax effect of cumulative temporary differences and net operating losses that give rise to our deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Provision for accrued expenses	$48,204	$56,824
Revenue items	—	16,620
Net operating loss and tax credit carryforwards	36,909	36,243
Capitalized R&D expenditures	3,631	7,121
Stock-based compensation	45,830	45,210
Investment impairment	8,593	8,572
Other	13,707	13,560

Total deferred tax assets	156,874	184,150
Less valuation allowance	(45,498)	(45,715)

Net deferred tax assets	$111,376	$138,435

Deferred tax liabilities:
Prepaid merchant bookings and prepaid expenses	$(44,043)	$(53,854)
Intangible assets	(215,232)	(222,313)
Investment in subsidiaries	(8,104)	(8,421)
Unrealized gains	(9,978)	(14,480)
Property and equipment	(54,380)	(41,849)
Other	(5,460)	—

Total deferred tax liabilities	$(337,197)	$(340,917)

Net deferred tax liability	$(225,821)	$(202,482)

At December 31, 2010, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $9 million, $38 million and $96 million. If not utilized, the federal and state NOLs will expire at various times between 2011 and 2030, $70 million foreign NOLs can be carried forward indefinitely, and $26 million foreign NOLs will expire at various times between 2011 and 2030.

At December 31, 2010, we had a valuation allowance of approximately $45 million related to the portion of net operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. This amount represented a decrease of less than $1 million over the amount recorded as of December 31, 2009.

We have not provided deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that we intend to reinvest permanently outside of the United States; the total amount of such earnings as of December 31, 2010 was $244 million. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Income tax (benefit) expense at the federal statutory rate of 35%	$217,199	$160,308	$(880,146)
Foreign rate differential	(37,804)	(2,728)	2,700
State income taxes, net of effect of federal tax benefit	8,706	7,089	11,317
Unrecognized tax benefits and related interest	(5,536)	3,923	12,525
Non-deductible goodwill impairment	—	—	855,550
Worthless stock deduction	—	(23,124)	—
Other, net	12,443	8,932	4,020

Income tax expense	$195,008	$154,400	$5,966

The effective tax rate in 2010 was lower than the 35% federal statutory rate primarily due to increase in earnings in jurisdictions outside the United States, where our effective rate is lower. During 2009, we recorded a tax benefit of $23 million related to a worthless stock deduction associated with the closure of a foreign subsidiary.

By virtue of the previously filed separate company and consolidated income tax returns filed with IAC, we are routinely under audit by federal, state, local and foreign authorities. These audits include questioning the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns. We are no longer subject to tax examinations by tax authorities for years prior to 2003.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows, in thousands:

	2010	2009	2008
Balance, beginning of year	$190,708	$179,839	$173,593
Increases to tax positions related to the current year	12,414	2,117	15,883
Increases to tax positions related to the prior year	6,849	21,433	—
Decreases to tax positions related to the prior year	(95,687)	(7,549)	(22,520)
Reductions due to lapsed statute of limitations	(27,160)	(708)	—
Settlements during current year	(913)	(4,351)	(4,911)
Interest and penalties	(10,916)	(73)	17,794

Balance, end of year	$75,295	$190,708	$179,839

As of December 31, 2010, we had $75 million of unrecognized tax benefits, of which $74 million is classified as long-term and included in other long-term liabilities.

Included in the balance at December 31, 2010 and 2009 were $53 million and $46 million of liabilities for uncertain tax positions that, if recognized, would decrease our provision for income taxes.

During 2010, the IRS concluded its audit of our consolidated federal tax return for the periods ended December 31, 2005 through December 31, 2007. As a result, we decreased our liability for uncertain tax positions by $152 million, of which $16 million decreased our provision for income taxes, $112 million increased additional paid-in capital and the remaining amount was primarily a decrease to deferred tax assets. The increase in additional paid-in capital is attributable to excess tax benefits related to certain exercises of stock options during 2005 and 2007, the cash benefits of which were recognized during those years.

We recognize interest and penalties related to our liabilities for uncertain tax positions in income tax expense. As of December 31, 2010 and 2009, we had approximately $13 million and $24 million accrued for the potential payment of estimated interest and penalties. During the years ended December 31, 2010, 2009 and 2008, we recognized approximately $(11) million, $(1) million and $12 million of interest (income) expense, net of federal benefit and penalties, related to our liabilities for uncertain tax positions.

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

Preferred Stock

Our preferred stock has a face value of $22.23 per share and each share is entitled to an annual dividend of 1.99%. Each preferred stockholder is entitled to two votes per share. Preferred stockholders may, at certain times through 2017, elect to have their shares redeemed or elect to convert their shares into common stock based upon formulas described in the related Certificate of Designations of Series A Cumulative Convertible Preferred Stock of Expedia, Inc. Beginning February 4, 2012, we may redeem the preferred stock for cash or common stock. On February 4, 2022, all outstanding shares of preferred stock automatically convert into common stock.

Share Repurchases

In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. On October 25, 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. During 2010, we repurchased, through open market transactions, 20.6 million shares under these authorizations for a total cost of $489 million, excluding transaction costs, representing an average repurchase price of $23.71 per share. As of December 31, 2010, 19.4 million shares remain authorized for repurchase under the October 2010 authorization. There is no fixed termination date for the repurchases.

Dividends on our Common Stock

In 2010, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
February 10, 2010	$0.07	March 11, 2010	$20,220	March 31, 2010
April 27, 2010	0.07	May 27, 2010	19,902	June 17, 2010
July 26, 2010	0.07	August 26, 2010	19,703	September 16, 2010
October 25, 2010	0.07	November 18, 2010	19,251	December 9, 2010

In addition, on February 9, 2011, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock to the stockholders of record as of the close of business on March 11, 2011. Future declarations of dividends are subject to final determination by our Board of Directors.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax for 2010 and 2009 is primarily comprised of accumulated foreign currency translation adjustments.

Other Comprehensive Income (Loss)

The following table presents the changes in the components of other comprehensive income (loss), net of tax:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net income (loss)	$425,560	$303,623	$(2,520,670)
Other comprehensive income (loss)
Currency translation adjustments	(11,996)	19,635	(36,088)
Unrealized gains (losses) on available for sale securities, net of taxes:
Unrealized holding gains, net of tax effect of $(191)	356	—	—
Less: reclassification adjustment for net gains recognized during the period, net of tax effect of $15	(27)	—	—
Unrealized gains (losses) on derivatives, net of taxes:
Unrealized holding gains (losses), net of tax effect of $(2,058)	—	—	3,614
Less: reclassification adjustment for net gains recognized during the period, net of tax effect of $2,255	—	—	(3,953)

Comprehensive income (loss)	413,893	323,258	(2,557,097)
Less: Comprehensive income attributable to noncontrolling interests	(4,575)	(4,351)	(364)

Comprehensive income (loss) attributable to Expedia, Inc.	$409,318	$318,907	$(2,557,461)

Noncontrolling Interests

In 2010, we acquired additional interests in certain majority owned subsidiaries for $78 million in cash. Amounts paid in excess of the respective noncontrolling interests were recorded to additional paid-in capital.

NOTE 12 — Earnings Per Share

Basic Earnings Per Share

Basic earnings per share was calculated for the years ended December 31, 2010, 2009 and 2008 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. As of December 31, 2010 and 2009, we had 751 shares of preferred stock outstanding, the impact of which on our earnings per share calculation is immaterial.

Diluted Earnings Per Share

For the years ended December 31, 2010, 2009 and 2008, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of RSUs using the treasury stock method, and (iii) other stock-based commitments.

The following table presents our basic and diluted net income (loss) per share:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Net income (loss) attributable to Expedia, Inc.	$421,500	$299,526	$(2,517,763)

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.49	$1.04	$(8.80)
Diluted	1.46	1.03	(8.80)

Weighted average number of shares outstanding:
Basic	282,465	288,214	286,167
Dilutive effect of:
Options to purchase common stock	4,093	2,842	—
Warrants to purchase common stock	295	92	—
Other dilutive securities	1,175	993	—

Diluted	288,028	292,141	286,167

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 13 — Restructuring Charges

In conjunction with the reorganization of our business around our global brands, and the resulting centralization of locations and brand management, marketing and administrative personnel as well as certain customer operations centers, we recognized $34 million in restructuring charges during the year ended December 31, 2009. Restructuring charges related to our brand reorganization were completed by the end of 2009.

The following table summarizes the restructuring activity for the years ended December 31, 2009 and 2010:

	Employee Severance and Benefits	Other	Total
	(In thousands)
Accrued liability as of January 1, 2009	$—	$—	$—
Charges	31,018	3,150	34,168
Payments	(11,859)	(1,203)	(13,062)
Non-cash items	(103)	(629)	(732)

Accrued liability as of December 31, 2009	19,056	1,318	20,374
Payments	(17,346)	(849)	(18,195)

Accrued liability as of December 31, 2010	$1,710	$469	$2,179

NOTE 14 — Other Income (Expense)

Other, net

The following table presents the components of other, net:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Foreign exchange rate losses, net	$(17,727)	$(29,900)	$(47,129)
Noncontrolling investment basis adjustment	—	(5,158)	—
Other(1)	511	(306)	2,951

Total	$(17,216)	$(35,364)	$(44,178)

(1)	Other primarily includes equity gains (losses) on unconsolidated affiliates and other miscellaneous gains and losses as well as gains (losses) on derivatives instruments assumed at Spin-Off related to our Ask Jeeves note liability during 2008.

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

NOTE 15 — Commitments and Contingencies

Letters of Credit, Purchase Obligations and Guarantees

We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2010:

	Total	By Period
		Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Purchase obligations	$52,999	$38,021	$14,978	$—	$—
Guarantees	36,829	33,301	3,528	—	—
Letters of credit	26,736	19,046	7,690	—	—

	$116,564	$90,368	$26,196	$—	$—

Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.

We have guarantees primarily related to certain foreign countries aviation authorities for the potential non-delivery, by us, of packaged travel sold in those countries. The authorities also require that a portion of the total amount of packaged travel sold be bonded. Our guarantees also include certain surety bonds related to various company performance obligations.

Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no claims made against any stand-by LOCs during the years ended December 31, 2010, 2009 and 2008.

Lease Commitments

We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2020. For the years ended December 31, 2010, 2009 and 2008, we recorded rental expense of $53 million, $50 million and $49 million.

The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2010, in thousands:

Year ending December 31,
2011	$41,597
2012	39,565
2013	33,505
2014	28,021
2015	21,904
2016 and thereafter	53,660

$218,252

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

Litigation Relating to Hotel Occupancy Taxes.    Sixty-nine lawsuits have been filed by cities and counties involving hotel occupancy taxes. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, twenty-one of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Nine dismissals (Pitt County, North Carolina; City of Madison, Wisconsin; City of Orange, Texas; Fayetteville, Arkansas; Houston, Texas; Louisville, Kentucky; Township of Lyndhurst, New Jersey; Bowling Green, Kentucky; and St. Louis, Missouri) were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $24 million as of December 31, 2010 and $21 million as of December 31, 2009. This reserve is based on our best estimate and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. In addition, as of December 31, 2010, we have accrued $13 million related to court decisions and final settlements.

In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that taxpayers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay-to-play.” These jurisdictions may attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of the tax ordinance. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. During 2009, we expensed and paid approximately $48 million to the City of San Francisco for amounts assessed for hotel occupancy tax, including penalties and interest, from January 2000 to March 2009. During 2010, we expensed and paid approximately $3 million to the City of Santa Monica for amounts assessed for hotel occupancy tax. In each case, we paid such amounts in order to be allowed to pursue litigation challenging whether we are required to pay hotel occupancy tax on the portion of the customer payment we retain as compensation and, if so, the actual amounts owed. We do not believe that the amounts we retain as compensation are subject to the cities’ hotel occupancy tax ordinances. If we prevail in the litigation, the cities will be required to repay these amounts, plus interest. During the first quarter of 2009, the California Superior Court for Orange County determined we are not required to make a payment in order to litigate in Anaheim, California. That decision was affirmed by the California Court of Appeals on March 24, 2010 and the California Supreme Court denied the city’s petition for review.

Class Action Lawsuit.    We were a defendant in a class action lawsuit filed in Seattle, Washington alleging that certain practices related to our service fees breached our Terms of Use and violated Washington’s Consumer Protection Act from 2001 through 2008. In May 2009, the court granted the plaintiffs’ motion for summary judgment on their breach of contract claim, without the benefit of an actual trial on the merits, and denied the plaintiffs’ motion for summary judgment on their Consumer Protection Act claim. We entered into a Settlement Agreement providing for the settlement of all claims alleged in the lawsuit, which was approved by the court on December 1, 2009. The court’s order approving the Settlement Agreement was appealed by third parties but dismissed by the court on April 14, 2010. We have denied and continue to deny all of the allegations and claims asserted in the lawsuit, including claims that the plaintiffs have suffered any harm or damages. We do not admit liability or the truth of any of the allegations in the lawsuit and settled the case to avoid costly and time-consuming litigation. The terms of the Settlement Agreement provided the class members the option to elect settlement in cash. For those not electing cash, amounts were settled in coupons. As of December 31, 2009, we had accrued $19 million related to this matter. As of December 31, 2010, the majority of the estimated settlement accrual was settled with either cash payments or coupon redemptions. The remaining settlement liability, which was increased during 2010 by approximately $3 million, includes an estimated coupon redemption rate. Any future difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect material differences from the current amounts accrued.

NOTE 16 — Related Party Transactions

In connection with and following the Spin-Off, we entered into various commercial agreements with IAC, a related party due to common ownership. On August 20, 2008, IAC completed its plan to separate into five publicly traded companies. With this separation, our related party transactions with the newly constituted IAC have been immaterial and we expect this trend to continue on a go-forward basis.

In addition, in conjunction with the Spin-Off, we entered into a joint ownership and cost sharing agreement with IAC, under which IAC transferred to us 50% ownership in an airplane, which is available for use by both companies. We share equally in capital costs; operating costs are pro-rated based on actual usage. In May 2006, the airplane was placed in service and is being depreciated over 10 years. As of December 31, 2010 and 2009, the net basis in our ownership interest was $17 million for both periods recorded in long-term investments and other assets. In 2010 and 2009, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplane were nominal.

NOTE 17 — Segment Information

We have three reportable segments: Leisure, the TripAdvisor Media Network and Egencia. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is Operating Income Before Amortization (“OIBA”). OIBA for our Leisure and Egencia segments includes allocations of certain expenses, primarily cost of revenue and facilities, and our Leisure segment includes the total costs of our Partner Services Group as well as the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant hotel revenue. We base the allocations primarily on transaction volumes and other usage metrics; this methodology is periodically evaluated and may change. We do not allocate certain shared expenses such as accounting, human resources, information technology and legal to our reportable segments. We include these expenses in Corporate and Eliminations.

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

The following tables present our segment information for the years ended December 31, 2010, 2009 and 2008. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2010
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,890,611	$314,464	$143,034	$—	$3,348,109
Intersegment revenue	—	171,110	—	(171,110)	—

Revenue	$2,890,611	$485,574	$143,034	$(171,110)	$3,348,109

Operating Income Before Amortization	$851,109	$259,634	$16,706	$(296,728)	$830,721
Amortization of intangible assets	—	—	—	(37,123)	(37,123)
Occupancy tax assessments and legal reserves	—	—	—	(5,542)	(5,542)
Stock-based compensation	—	—	—	(59,690)	(59,690)
Realized loss on revenue hedges	3,549	—	—	—	3,549

Operating income (loss)	$854,658	$259,634	$16,706	$(399,083)	731,915

Other expense, net					(111,347)

Income before income taxes					620,568
Provision for income taxes					(195,008)

Net income					425,560
Net income attributable to noncontrolling interests					(4,060)

Net income attributable to Expedia, Inc.					$421,500

	Year ended December 31, 2009
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,634,766	$212,375	$108,285	$—	$2,955,426
Intersegment revenue	—	139,714	—	(139,714)	—

Revenue	$2,634,766	$352,089	$108,285	$(139,714)	$2,955,426

Operating Income Before Amortization	$845,917	$195,933	$1,350	$(281,668)	$761,532
Amortization of intangible assets	—	—	—	(37,681)	(37,681)
Occupancy tax assessments and legal reserves	—	—	—	(67,658)	(67,658)
Restructuring charges	—	—	—	(34,168)	(34,168)
Stock-based compensation	—	—	—	(61,661)	(61,661)
Realized loss on revenue hedges	11,050	—	—	—	11,050

Operating income (loss)	$856,967	$195,933	$1,350	$(482,836)	571,414

Other expense, net					(113,391)

Income before income taxes					458,023
Provision for income taxes					(154,400)

Net income					303,623
Net income attributable to noncontrolling interests					(4,097)

Net income attributable to Expedia, Inc.					$299,526

	Year ended December 31, 2008
	Leisure	TripAdvisor Media Network	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,626,814	$200,578	$109,621	$—	$2,937,013
Intersegment revenue	—	97,668	—	(97,668)	—

Revenue	$2,626,814	$298,246	$109,621	$(97,668)	$2,937,013

Operating Income Before Amortization	$844,546	$150,036	$4,763	$(301,571)	$697,774
Amortization of intangible assets	—	—	—	(69,436)	(69,436)
Impairment of goodwill	—	—	—	(2,762,100)	(2,762,100)
Impairment of intangible and other long-lived assets	—	—	—	(233,900)	(233,900)
Stock-based compensation	—	—	—	(61,291)	(61,291)

Operating income (loss)	$844,546	$150,036	$4,763	$(3,428,298)	(2,428,953)

Other expense, net					(85,751)

Loss before income taxes					(2,514,704)
Provision for income taxes					(5,966)

Net loss					(2,520,670)
Net loss attributable to noncontrolling interests					2,907

Net loss attributable to Expedia, Inc.					$(2,517,763)

We revised prior year OIBA by segment to conform to our current year presentation. There was no impact on consolidated OIBA as a result of these changes.

Geographic Information

The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenue
United States	$2,066,107	$1,864,281	$1,937,068
All other countries	1,282,002	1,091,145	999,945

	$3,348,109	$2,955,426	$2,937,013

The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(In thousands)
Property and equipment, net
United States	$248,842	$208,190
All other countries	28,219	28,630

	$277,061	$236,820

NOTE 18 — Valuation and Qualifying Accounts

The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees.

Description	Balance of Beginning of Period	Charges to Earnings	Charges to Other Accounts(1)	Deductions	Balance at End of Period
	(In thousands)
2010
Allowance for doubtful accounts	$14,562	$4,112	$(107)	$(6,453)	$12,114
Other reserves	6,599				7,797
2009
Allowance for doubtful accounts	$12,584	$4,879	$629	$(3,530)	$14,562
Other reserves	5,842				6,599
2008
Allowance for doubtful accounts	$6,081	$6,121	$1,974	$(1,592)	$12,584
Other reserves	6,300				5,842

(1)	Charges to other accounts primarily relates to amounts acquired through acquisitions and net translation adjustments.

NOTE 19 — Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Year ended December 31, 2010
Revenue	$808,370	$987,860	$833,960	$717,919
Operating income	149,247	276,804	193,690	112,174
Net income attributable to Expedia, Inc.	71,293	176,550	114,262	59,395
Basic earnings per share(1)	$0.26	$0.63	$0.40	$0.21
Diluted earnings per share(1)	0.25	0.62	0.40	0.20
Year ended December 31, 2009
Revenue	$697,518	$852,428	$769,768	$635,712
Operating income	140,851	222,974	114,642	92,947
Net income attributable to Expedia, Inc.	102,226	117,014	40,902	39,384
Basic earnings per share(1)	$0.35	$0.41	$0.14	$0.14
Diluted earnings per share(1)	0.35	0.40	0.14	0.14

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

NOTE 20 — Guarantor and Non-Guarantor Supplemental Financial Information

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,970,193	$442,389	$(64,473)	$3,348,109

Costs and expenses:
Cost of revenue	—	595,581	98,372	(1,121)	692,832
Selling and marketing	—	875,534	392,143	(63,536)	1,204,141
Technology and content	—	287,037	75,352	58	362,447
General and administrative	—	224,457	89,526	126	314,109
Amortization of intangible assets	—	10,351	26,772	—	37,123
Occupancy tax assessments and legal reserves	—	5,542	—	—	5,542
Restructuring charges	—	—	—	—	—
Intercompany (income) expense, net	—	492,455	(492,455)	—	—

Operating income	—	479,236	252,679	—	731,915

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	483,919	198,554	—	(682,473)	—
Other, net	(91,022)	(19,677)	(648)	—	(111,347)

Total other income (expense), net	392,897	178,877	(648)	(682,473)	(111,347)

Income before income taxes	392,897	658,113	252,031	(682,473)	620,568
Provision for income taxes	28,603	(169,868)	(53,743)	—	(195,008)

Net income	421,500	488,245	198,288	(682,473)	425,560
Net income attributable to noncontrolling interests	—	—	(4,060)	—	(4,060)

Net income attributable to Expedia, Inc.	$421,500	$488,245	$194,228	$(682,473)	$421,500

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,563,961	$458,919	$(67,454)	$2,955,426

Costs and expenses:
Cost of revenue	—	498,614	112,894	(4,257)	607,251
Selling and marketing	—	703,490	386,568	(62,996)	1,027,062
Technology and content	—	253,386	66,340	(18)	319,708
General and administrative	—	205,520	85,147	(183)	290,484
Amortization of intangible assets	—	10,599	27,082	—	37,681
Occupancy tax assessments and legal reserves	—	67,658	—	—	67,658
Restructuring charges	—	8,761	25,407	—	34,168
Intercompany (income) expense, net		300,371	(300,371)	—	—

Operating income	—	515,562	55,852	—	571,414

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	347,786	21,715	—	(369,501)	—
Other, net	(72,780)	(39,210)	(1,401)	—	(113,391)

Total other income (expense), net	275,006	(17,495)	(1,401)	(369,501)	(113,391)

Income before income taxes	275,006	498,067	54,451	(369,501)	458,023
Provision for income taxes	24,520	(147,124)	(31,796)	—	(154,400)

Net income	299,526	350,943	22,655	(369,501)	303,623
Net income attributable to noncontrolling interests	—	—	(4,097)	—	(4,097)

Net income attributable to Expedia, Inc.	$299,526	$350,943	$18,558	$(369,501)	$299,526

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,618,064	$338,342	$(19,393)	$2,937,013

Costs and expenses:
Cost of revenue	—	534,330	108,928	(4,549)	638,709
Selling and marketing	—	678,735	441,365	(14,763)	1,105,337
Technology and content	—	234,444	53,103	216	287,763
General and administrative	—	174,945	94,073	(297)	268,721
Amortization of intangible assets	—	52,928	16,508	—	69,436
Impairment of goodwill	—	2,592,672	169,428	—	2,762,100
Impairment of intangible and other long-lived assets	—	198,541	35,359	—	233,900
Intercompany (income) expense, net	—	397,366	(397,366)	—

Operating loss	—	(2,245,897)	(183,056)	—	(2,428,953)

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	(2,490,324)	(138,939)	—	2,629,263	—
Other, net	(50,648)	(18,204)	(16,899)	—	(85,751)

Total other expense, net	(2,540,972)	(157,143)	(16,899)	2,629,263	(85,751)

Loss before income taxes	(2,540,972)	(2,403,040)	(199,955)	2,629,263	(2,514,704)
Provision for income taxes	23,209	(83,849)	54,674	—	(5,966)

Net loss	(2,517,763)	(2,486,889)	(145,281)	2,629,263	(2,520,670)
Net loss attributable to noncontrolling interests	—	—	2,907	—	2,907

Net loss attributable to Expedia, Inc.	$(2,517,763)	$(2,486,889)	$(142,374)	$2,629,263	$(2,517,763)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$95,195	$1,305,807	$578,332	$(277,707)	$1,701,627
Investment in subsidiaries	4,589,428	1,061,282	—	(5,650,710)	—
Intangible assets, net	—	674,290	123,417	—	797,707
Goodwill	—	3,057,547	584,813	—	3,642,360
Other assets, net	8,415	399,593	101,292	—	509,300

TOTAL ASSETS	$4,693,038	$6,498,519	$1,387,854	$(5,928,417)	$6,650,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$311,441	$1,619,260	$236,426	$(277,707)	$1,889,420
Long-term debt	1,644,894	—	—	—	1,644,894
Other liabilities	—	290,287	89,690	—	379,977
Stockholders’ equity	2,736,703	4,588,972	1,061,738	(5,650,710)	2,736,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,693,038	$6,498,519	$1,387,854	$(5,928,417)	$6,650,994

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$95,846	$1,643,085	$420,379	$(934,261)	$1,225,049
Investment in subsidiaries	4,163,845	590,536	—	(4,754,381)	—
Intangible assets, net	—	684,367	138,664	—	823,031
Goodwill	—	3,057,942	546,052	—	3,603,994
Other assets, net	3,128	199,838	82,116	—	285,082

TOTAL ASSETS	$4,262,819	$6,175,768	$1,187,211	$(5,688,642)	$5,937,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$618,007	$1,621,449	$529,862	$(934,261)	$1,835,057
Long-term debt	895,086	—	—	—	895,086
Other liabilities	—	377,821	79,466	—	457,287
Stockholders’ equity	2,749,726	4,176,498	577,883	(4,754,381)	2,749,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,262,819	$6,175,768	$1,187,211	$(5,688,642)	$5,937,156

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$434,328	$343,155	$777,483

Investing activities:
Capital expenditures, including internal-use software and website development	—	(134,925)	(20,264)	(155,189)
Purchases of investments	—	(846,344)	(144,085)	(990,429)
Sales and maturities of investments	—	282,450	83,586	366,036
Acquisitions, net of cash acquired	—	—	(50,465)	(50,465)
Other, net	—	14,938	(2,587)	12,351

Net cash used in investing activities	—	(683,881)	(133,815)	(817,696)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	742,470	—	—	742,470
Payment of dividends to stockholders	(79,076)	—	—	(79,076)
Treasury stock activity	(501,993)	—	—	(501,993)
Purchase of additional interests in controlled subsidiaries			(77,929)	(77,929)
Transfers (to) from related parties	(219,556)	219,556	—	—
Other, net	58,155	(11,146)	1,400	48,409

Net cash provided by (used in) financing activities	—	208,410	(76,529)	131,881
Effect of exchange rate changes on cash and cash equivalents	—	(13,958)	(5,922)	(19,880)

Net increase (decrease) in cash and cash equivalents	—	(55,101)	126,889	71,788
Cash and cash equivalents at beginning of year	—	418,855	223,689	642,544

Cash and cash equivalents at end of year	$—	$363,754	$350,578	$714,332

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$586,275	$89,729	$676,004

Investing activities:
Capital expenditures, including internal-use software and website development	—	(74,015)	(18,002)	(92,017)
Purchases of investments	—	—	(45,903)	(45,903)
Sales and maturities of investments	—	—	93,092	93,092
Acquisitions, net of cash acquired	—	—	(45,007)	(45,007)
Other, net	—	49,339	(7,323)	42,016

Net cash used in investing activities	—	(24,676)	(23,143)	(47,819)

Financing activities:
Credit facility repayments	—	(650,000)	—	(650,000)
Transfers (to) from related parties	(9,149)	1,178	7,971	—
Other, net	9,149	(10,213)	(9,268)	(10,332)

Net cash used in financing activities	—	(659,035)	(1,297)	(660,332)
Effect of exchange rate changes on cash and cash equivalents	—	(22,050)	31,329	9,279

Net increase (decrease) in cash and cash equivalents	—	(119,486)	96,618	(22,868)
Cash and cash equivalents at beginning of year	—	538,341	127,071	665,412

Cash and cash equivalents at end of year	$—	$418,855	$223,689	$642,544

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$241,282	$279,406	$520,688

Investing activities:
Capital expenditures, including internal-use software and website development	—	(133,842)	(25,985)	(159,827)
Purchases of investments	—	—	(92,923)	(92,923)
Acquisitions, net of cash acquired	—	—	(538,439)	(538,439)
Net settlement of foreign currency forwards	—	(55,175)	—	(55,175)
Reclassification of Reserve Primary Fund holdings	—	(80,360)	—	(80,360)
Distribution from Reserve Primary Fund	—	64,387	—	64,387
Other, net	—	(157)	2,936	2,779

Net cash used in investing activities	—	(205,147)	(654,411)	(859,558)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	392,348	—	—	392,348
Credit facility borrowings	—	740,000	—	740,000
Credit facility repayments	—	(675,000)	—	(675,000)
Transfers (to) from related parties	(386,108)	115,955	270,153	—
Other, net	(6,240)	12,035	1,658	7,453

Net cash provided by financing activities	—	192,990	271,811	464,801
Effect of exchange rate changes on cash and cash equivalents	—	(69,983)	(7,922)	(77,905)

Net increase (decrease) in cash and cash equivalents	—	159,142	(111,116)	48,026
Cash and cash equivalents at beginning of year	—	379,199	238,187	617,386

Cash and cash equivalents at end of year	$—	$538,341	$127,071	$665,412

Index to Exhibits

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005
3.1	Amended and Restated Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	08/15/2005
3.2	Certificate of Designations of Expedia, Inc. Series A Cumulative Convertible Preferred Stock		8-K	000-51447	3.2	08/15/2005
3.3	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005
4.1	Equity Warrant Agreement, dated as of May 7, 2002, between IAC/InterActiveCorp and The Bank of New York, as equity warrant agent.		8-K**	000-20570	4.1	05/17/2002
4.2	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006
4.3	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007
4.4	Indenture, dated as of June 24, 2008, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 8.5% Senior Notes due 2016	X
4.5	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020		8-K	000-51447	4.1	08/10/2010
10.1	Governance Agreement, by and among Expedia, Inc., Liberty Media Corporation and Barry Diller, dated as of August 9, 2005		10-Q	000-51447	10.6	11/14/2005

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.2	First Amendment to Governance Agreement, dated as of June 19, 2007, among Expedia, Inc., Liberty Media Corporation and Barry Diller		8-K	000-51447	10.1	06/19/2007
10.3	Stockholders Agreement, by and between Liberty Media Corporation and Barry Diller, dated as of August 9, 2005		8-K	000-51447	10.7	11/14/2005
10.4	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005
10.5	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	1/14/2005
10.6	Credit Agreement dated as of February 8, 2010, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; TripAdvisor LLC, a Delaware limited liability company, Hotwire, Inc., a Delaware corporation, the Lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.		8-K	000-51447	99.1	2/11/2010
10.7	First Amendment dated August 18, 2010 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	8/23/2010
10.8	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007
10.9*	Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	000-51447	Appendix A	04/22/2009
10.10*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	02/19/2009
10.11*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.9	11/14/2005
10.12*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Domestic Employees)		10-Q	000-51447	10.24	11/14/2006
10.13*	Form of Expedia, Inc. Stock Option Agreement (Domestic Employees)		10-Q	000-51447	10.2	04/30/2009

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.14*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Installment Vesting)		10-Q	000-51447	10.3	04/30/2009
10.15*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Cliff Vesting)		10-Q	000-51447	10.4	04/30/2009
10.16*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements		10-Q	000-51447	10.1	05/09/2007
10.17*	Director Compensation Agreements Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	02/19/2009
10.18*	Expedia Employment Agreement between Dara Khosrowshahi and Expedia, Inc., effective as of May 28, 2009		10-Q	000-51447	10.1	07/30/2009
10.19*	Amended and Restated Restricted Stock Unit Agreement between Dara Khosrowshahi and Expedia, Inc., dated as of April 8, 2009		10-Q	000-51447	10.2	07/30/2009
10.20*	Amended and Restated Employment Agreement between Michael B. Adler and Expedia, Inc., effective as of May 16, 2009		10-Q	000-51447	10.4	07/30/2009
10.21*	Expedia, Inc. Restricted Stock Unit Agreement between Expedia, Inc. and Michael B. Adler, effective as of May 16, 2006		10-Q	000-51447	10.20	11/14/2006
10.22*	Amendment to Employment Agreement and Restricted Stock Unit Agreements between Expedia, Inc. and Michael B. Adler, dated December 31, 2008		10-K	000-51447	10.22	02/19/2009
10.23*	Amended and Restated Employment Agreement by and between Burke F. Norton and Expedia, Inc., effective May 28, 2009		10-Q	000-51447	10.3	07/30/2009
10.24*	Expedia, Inc. Restricted Stock Unit Agreement (First Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.22	11/14/2006
10.25*	Expedia, Inc. Restricted Stock Unit Agreement (Second Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.23	11/14/2006

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.26*	Amendment to Employment Agreement and Restricted Stock Unit Agreements between Expedia, Inc. and Burke Norton, dated December 31, 2008		10-K	000-51447	10.26	02/19/2009
10.27*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005
10.28*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005
10.29*	Employment Agreement by and between Dhiren R. Fonseca and Expedia, Inc., effective March 16, 2009		10-Q	000-51447	10.1	04/30/2010
10.30*	Employment Agreement between Gary M. Fritz and Expedia, Inc., effective as of March 16, 2009		10-Q	000-51447	10.4	04/30/2010
21	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
101***	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates reference to filing of IAC/InterActiveCorp

***	Furnished herewith