Form 10-Q
period 2011-03-31
Expedia, Inc.
filed 2011-04-29
CIK 1324424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 15, 2011 was:

Common stock, $0.001 par value per share	247,761,293 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2011

Part I.	Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenue	$822,177	$717,919

Costs and expenses:
Cost of revenue (1)	177,842	158,030
Selling and marketing (1)	341,158	280,838
Technology and content (1)	103,184	86,791
General and administrative (1)	82,701	71,058
Amortization of intangible assets	7,951	9,028
Legal reserves and occupancy tax assessments	1,100	—

Operating income	108,241	112,174

Other income (expense):
Interest income	3,426	595
Interest expense	(31,265)	(21,203)
Other, net	(6,217)	568

Total other expense, net	(34,056)	(20,040)

Income before income taxes	74,185	92,134
Provision for income taxes	(21,976)	(31,535)

Net income	52,209	60,599
Net income attributable to noncontrolling interests	(170)	(1,204)

Net income attributable to Expedia, Inc.	$52,039	$59,395

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.19	$0.21
Diluted	0.19	0.20

Shares used in computing earnings per share:
Basic	273,860	288,602
Diluted	278,167	294,502

Dividends declared per common share	$0.07	$0.07
(1) Includes stock-based compensation as follows:

Cost of revenue	$810	$789
Selling and marketing	4,314	4,317
Technology and content	4,751	4,381
General and administrative	7,397	9,405

Total stock-based compensation	$17,272	$18,892

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$953,169	$714,332
Restricted cash and cash equivalents	20,015	14,215
Short-term investments	868,663	515,627
Accounts receivable, net of allowance of $13,537 and $12,114	434,045	328,468
Prepaid expenses and other current assets	151,558	128,985

Total current assets	2,427,450	1,701,627
Property and equipment, net	301,201	277,061
Long-term investments and other assets	268,054	232,239
Intangible assets, net	795,882	797,707
Goodwill	3,665,001	3,642,360

TOTAL ASSETS	$7,457,588	$6,650,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$803,211	$700,730
Accounts payable, other	202,288	181,765
Deferred merchant bookings	1,332,255	654,632
Deferred revenue	35,958	29,466
Accrued expenses and other current liabilities	279,168	322,827

Total current liabilities	2,652,880	1,889,420
Long-term debt	1,645,064	1,644,894
Deferred income taxes, net	258,460	248,461
Other long-term liabilities	132,085	131,516

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	350	348
Authorized shares: 1,600,000
Shares issued: 350,009 and 348,416
Shares outstanding: 247,565 and 248,347
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	6,118,687	6,116,697
Treasury stock - Common stock, at cost	(2,289,120)	(2,241,191)
Shares: 102,445 and 100,069
Retained earnings (deficit)	(1,142,494)	(1,194,533)
Accumulated other comprehensive income (loss)	15,638	(8,803)

Total Expedia, Inc. stockholders’ equity	2,703,087	2,672,544
Noncontrolling interest	66,012	64,159

Total stockholders’ equity	2,769,099	2,736,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,457,588	$6,650,994

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2011	2010
Operating activities:
Net income	$52,209	$60,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	33,287	25,615
Amortization of stock-based compensation	17,272	18,892
Amortization of intangible assets	7,951	9,028
Deferred income taxes	7,027	6,962
Foreign exchange (gain) loss on cash and cash equivalents, net	(4,728)	13,083
Realized gain on foreign currency forwards	(844)	(1,762)
Other	(8,163)	4,777
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(101,238)	(85,135)
Prepaid expenses and other current assets	(23,283)	(78,369)
Accounts payable, merchant	100,605	61,054
Accounts payable, other, accrued expenses and other current liabilities	(34,947)	(15,216)
Deferred merchant bookings	677,597	592,569
Deferred revenue	6,345	7,430

Net cash provided by operating activities	729,090	619,527

Investing activities:
Capital expenditures, including internal-use software and website development	(51,079)	(29,675)
Purchases of investments	(676,568)	(71,311)
Sales and maturities of investments	297,295	45,836
Acquisitions, net of cash acquired	(4,894)	(246)
Net settlement of foreign currency forwards	844	1,762
Distributions from Reserve Primary Fund	—	5,482
Other, net	430	(676)

Net cash used in investing activities	(433,972)	(48,828)

Financing activities:
Treasury stock activity	(47,928)	(197,551)
Payment of dividends to stockholders	(19,352)	(20,220)
Proceeds from exercise of equity awards	3,285	25,965
Excess tax benefit on equity awards	2,016	4,193
Changes in restricted cash and cash equivalents	(5,716)	(3,692)
Other, net	2,645	(9,203)

Net cash used in financing activities	(65,050)	(200,508)
Effect of exchange rate changes on cash and cash equivalents	8,769	(15,274)

Net increase in cash and cash equivalents	238,837	354,917
Cash and cash equivalents at beginning of period	714,332	642,544

Cash and cash equivalents at end of period	$953,169	$997,461

Supplemental cash flow information
Cash paid for interest	$60,391	$37,517
Income tax payments, net	13,498	5,040

See accompanying notes.

Notes to Consolidated Financial Statements

March 31, 2011

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

Spin-off

On April 7, 2011, we announced that our Board of Directors preliminarily approved a plan to separate Expedia, Inc. into two publicly traded companies:

•

TripAdvisor, which will include the domestic and international operations associated with the TripAdvisor Media Group, which includes its flagship brand as well as 18 other travel media and advertising brands, and

•

Expedia, Inc., which will continue to include the domestic and international operations of our travel transaction brands including Expedia.com, Hotels.com, eLong, Hotwire, Egencia, Expedia Affiliate Network, CruiseShipCenters, Venere, Classic Vacations and carrentals.com.

The transaction is subject to a number of conditions including final approval by our Board of Directors of transaction specifics. In addition, it is expected that we will seek stockholder approval of the transaction. The proposed spin-off is expected to be completed in the fall of 2011.

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

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission (“SEC”).

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

Notes to Consolidated Financial Statements—(Continued)

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

Note 2 – Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

On January 1, 2010, we adopted the new Financial Accounting Standards Board (“FASB”) guidance on revenue recognition which requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. The adoption of this guidance did not materially impact our consolidated financial statements.

Note 3 – Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$521,282	$521,282	$—
Investments:
Time deposits	792,536	—	792,536
Corporate debt securities	272,784	—	272,784

Total assets	$1,586,602	$521,282	$1,065,320

Liabilities
Foreign currency forward contracts	$3,113	$—	$3,113

Notes to Consolidated Financial Statements—(Continued)

Financial assets measured at fair value on a recurring basis as of December 31, 2010 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$359,169	$359,169	$—
Investments:
Time deposits	434,315	—	434,315
Corporate debt securities	243,963	—	243,963

Total assets	$1,037,447	$359,169	$678,278

Liabilities
Foreign currency forward contracts	$1,431	$—	$1,431

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of March 31, 2011 and December 31, 2010, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less as well as bank account balances.

We invest in investment grade corporate debt securities all of which are classified as available for sale. As of March 31, 2011, we had $76 million of short-term and $197 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains of $1 million and gross unrealized losses of less than $1 million. As of December 31, 2010, we had $81 million of short-term and $163 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value with gross unrealized gains of $1 million and gross unrealized losses of less than $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments. Of the total time deposit investments, $93 million and $88 million as of March 31, 2011 and December 31, 2010 related to balances held by our majority-owned subsidiaries.

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of March 31, 2011, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $207 million. We had net forward liability of $3 million as of March 31, 2011 and $1 million as of December 31, 2010 recorded in accrued expenses and other current liabilities. We recorded $2 million in net losses and $4 million in net gains from foreign currency forward contracts during the three months ended March 31, 2011 and 2010.

Notes to Consolidated Financial Statements—(Continued)

Note 4 – Debt

The following table sets forth our outstanding debt:

	March 31, 2011	December 31, 2010
	(In thousands)
8.5% senior notes due 2016, net of discount	$395,828	$395,673
7.456% senior notes due 2018	500,000	500,000
5.95% senior notes due 2020, net of discount	749,236	749,221

Long-term debt	$1,645,064	$1,644,894

Long-term Debt

Our $400 million of senior unsecured notes outstanding at March 31, 2011 are due in July 2016 and bear interest at 8.5% (the “8.5% Notes”). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year. The 8.5% Notes include covenants that limit our ability under certain circumstances to (i) incur additional indebtedness, (ii) pay dividends or make restricted payments, (iii) dispose of assets, (iv) create or incur liens, (v) enter into sale/leaseback transactions and (vi) merge or consolidate with or into another entity. Certain of these covenants in the 8.5% Notes, including the covenants limiting under certain circumstances our ability to incur additional indebtedness, pay dividends or make restricted payments and dispose of assets, will be suspended during any time that the 8.5% Notes have an investment grade rating from both Standard and Poor’s and Moody’s and no default exists under the 8.5% Note indenture. The 8.5% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. Prior to July 1, 2011, in the event of a qualified equity offering, we may redeem up to 35% of the 8.5% Notes at a redemption price of 108.5% of the principal plus accrued interest. Additionally, we may redeem the 8.5% Notes prior to July 1, 2012 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. On or after July 1, 2012, we may redeem the 8.5% Notes in whole or in part at specified prices ranging from 104.250% to 100% of the principal plus accrued interest.

Our $500 million in registered senior unsecured notes outstanding at March 31, 2011 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes include covenants that limit our ability (i) to enter into sale/leaseback transactions, (ii) to create or incur liens and (iii) to merge or consolidate with or into another entity. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part at any time at our option.

Our $750 million in registered senior unsecured notes outstanding at March 31, 2011 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. The 5.95% Notes include covenants that limit our ability under certain circumstances to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. We may redeem the 5.95% Notes at our option in whole or in part at any time or from time to time at a specified “make-whole” premium.

Notes to Consolidated Financial Statements—(Continued)

Based on quoted market prices, the approximate fair value of our Notes was as follows:

	March 31, 2011	December 31, 2010
	(In millions)
8.5% senior notes	$438	$438
7.456% senior notes	564	561
5.95% senior notes	750	743

The 7.456%, 8.5% and 5.95% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 9 — Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the Notes was $19 million and $49 million as of March 31, 2011 and December 31, 2010.

Credit Facility

Expedia, Inc. maintains a $750 million unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in August 2014. As of March 31, 2011 and December 31, 2010, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 250 basis points and the commitment fee on undrawn amounts at 37.5 basis points as of March 31, 2011. The facility contains financial covenants including leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of March 31, 2011, and December 31, 2010, there was $27 million of outstanding stand-by LOCs issued under the facility.

Note 5 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date

February 9, 2011	$0.07	March 11, 2011	$19,352	March 31, 2011
February 10, 2010	$0.07	March 11, 2010	$20,220	March 31, 2010

In addition, on April 27, 2011, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock to stockholders of record as of the close of business on May 27, 2011. Future declarations of dividends are subject to final determination of our Board of Directors.

Share Repurchases

In October 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. During the three months ended March 31, 2011, we repurchased, through open market transactions, 2 million shares under this authorization for a total cost of $41 million, excluding transaction costs, representing an average repurchase price of $20.40 per share. As of March 31, 2011, 17.4 million shares remain authorized for repurchase under the authorization with no fixed termination date for the repurchases.

Notes to Consolidated Financial Statements—(Continued)

Stock-based Awards

Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and stock options. Our RSUs generally vest over five years and our stock options generally vest over four years.

As of March 31, 2011, we had stock-based awards outstanding representing approximately 27 million shares of our common stock consisting of options to purchase approximately 23 million shares of our common stock with a weighted average exercise price of $18.56 and weighted average remaining life of 5.4 years and approximately 3 million RSUs.

Annual employee stock-based award grants typically occur during the first quarter of each year. During the three months ended March 31, 2011 and 2010, we granted 6 million stock options in each period.

The fair value of the stock options granted during the three months ended March 31, 2011 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Weighted average assumptions of options:
Risk-free interest rate	1.95%
Expected volatility	49.90%
Expected life (in years)	4.68
Dividend yield	1.42%
Weighted-average estimated fair value of options granted	$7.70

Comprehensive Income

Comprehensive income was $76 million and $36 million for the three months ended March 31, 2011 and 2010. The primary difference between net income attributable to Expedia, Inc. as reported and comprehensive income was foreign currency translation adjustments.

Note 6 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended March 31,
	2011	2010
	(In thousands, except per share data)
Net income attributable to Expedia, Inc.	$52,039	$59,395

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.19	$0.21
Diluted	0.19	0.20

Weighted average number of shares outstanding:
Basic	273,860	288,602

Dilutive effect of:
Options to purchase common stock	3,270	4,485
Other dilutive securities	1,037	1,415

Diluted	278,167	294,502

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Notes to Consolidated Financial Statements—(Continued)

Note 7 – Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, we are a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Expedia. We also evaluate other potential contingent matters, including value-added tax, federal excise tax, transient occupancy or accommodation tax and similar matters.

Litigation Relating to Hotel Occupancy Taxes. Seventy-two lawsuits have been filed by cities and counties involving hotel occupancy taxes. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, twenty-four of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Twelve dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $21 million as of March 31, 2011 and $24 million as of December 31, 2010. This reserve is based on our best estimate and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. In addition, as of March 31, 2011 and December 31, 2010, we had an accrual totaling $13 million for both periods related to court decisions and final settlements. Changes to these settlement reserves are included within general and administrative expenses in the consolidated statements of operations.

In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that taxpayers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay-to-play.” These jurisdictions may attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of the tax ordinance. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. During 2010 and 2009, we expensed $3 million and $48 million related to monies paid in advance of litigation in occupancy tax proceedings in the cities of Santa Monica and San Francisco. Such amounts were expensed when incurred within legal reserves and occupancy tax assessments in the consolidated statements of operations. In each case, we paid such amounts in order to be allowed to pursue litigation challenging whether we are required to pay hotel occupancy tax on the portion of the customer payment we retain as compensation and, if so, the actual amounts owed. We do not believe that the amounts we retain as compensation are subject to the cities’ hotel occupancy tax ordinances. If we prevail in the litigation (including any appeal), the cities will be required to repay these amounts, plus interest.

Class Action Lawsuit. During the three months ended March 31, 2011, we increased our remaining settlement liability by approximately $1 million, which was recorded within legal reserves and occupancy tax assessments in the consolidated statements of operations. Any future difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect material differences from the current amounts accrued.

Note 8 – Segment Information

We have three reportable segments: Leisure, TripAdvisor Media Group and Egencia. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is Operating Income Before Amortization (“OIBA”). OIBA for our Leisure and Egencia segments includes allocations of certain expenses, primarily cost of revenue, information technology and facilities, and our Leisure segment includes the total costs of our Partner Services Group as well as the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant hotel revenue. We base the allocations primarily on transaction volumes and other usage metrics; this methodology is periodically evaluated and may change. We do not allocate certain shared expenses such as accounting, human resources and legal to our reportable segments. We include these expenses in Corporate and Eliminations.

Notes to Consolidated Financial Statements—(Continued)

Our Leisure segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Venere, eLong and Classic Vacations. Our TripAdvisor Media Group segment provides advertising services to travel suppliers on its websites, which aggregate traveler opinions and unbiased travel articles about cities, hotels, restaurants and activities in a variety of destinations through tripadvisor.com and its localized international versions as well as through its various travel media content properties within TripAdvisor Media Group. Our Egencia segment provides managed travel services to corporate customers in North America, Europe, and the Asia Pacific region.

Our segment disclosure includes intersegment revenues, which primarily consist of advertising and media services provided by our TripAdvisor Media Group segment to our Leisure segment. These intersegment transactions are recorded by each segment at estimated fair value as if the transactions were with third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within Corporate and Eliminations in the table below.

Corporate and Eliminations also includes unallocated corporate functions and expenses. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense and restructuring charges in Corporate and Eliminations.

The following tables present our segment information for the three months ended March 31, 2011 and 2010. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Three months ended March 31, 2011
	Leisure	TripAdvisor Media Group	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$685,672	$94,342	$42,163	$—	$822,177
Intersegment revenue	—	53,944	—	(53,944)	—

Revenue	$685,672	$148,286	$42,163	$(53,944)	$822,177

Operating Income Before Amortization	$111,884	$80,216	$4,919	$(67,761)	$129,258
Amortization of intangible assets	—	—	—	(7,951)	(7,951)
Legal reserves and occupancy tax assessments	—	—	—	(1,100)	(1,100)
Stock-based compensation	—	—	—	(17,272)	(17,272)
Realized gain on revenue hedges	5,306	—	—	—	5,306

Operating income (loss)	$117,190	$80,216	$4,919	$(94,084)	108,241

Other expense, net					(34,056)

Income before income taxes					74,185
Provision for income taxes					(21,976)

Net income					52,209
Net income attributable to noncontrolling interests					(170)

Net income attributable to Expedia, Inc.					$52,039

Notes to Consolidated Financial Statements—(Continued)

	Three months ended March 31, 2010
	Leisure	TripAdvisor Media Group	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$612,630	$71,501	$33,788	$—	$717,919
Intersegment revenue	—	42,081	—	(42,081)	—

Revenue	$612,630	$113,582	$33,788	$(42,081)	$717,919

Operating Income Before Amortization	$129,105	$66,461	$5,276	$(58,298)	$142,544
Amortization of intangible assets	—	—	—	(9,028)	(9,028)
Stock-based compensation	—	—	—	(18,892)	(18,892)
Realized loss on revenue hedges	(2,450)	—	—	—	(2,450)

Operating income (loss)	$126,655	$66,461	$5,276	$(86,218)	112,174

Other expense, net					(20,040)

Income before income taxes					92,134
Provision for income taxes					(31,535)

Net income					60,599
Net income attributable to noncontrolling interests					(1,204)

Net income attributable to Expedia, Inc.					$59,395

During the first quarter of 2011, we changed our allocation methodology for information technology expenses, which resulted in more expenses being allocated to our Leisure and Egencia segments. We revised prior year OIBA by segment to conform to our current year presentation. There was no impact on consolidated OIBA as a result of these changes.

NOTE 9 — Guarantor and Non-Guarantor Supplemental Financial Information

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

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$715,794	$116,212	$(9,829)	$822,177

Costs and expenses:
Cost of revenue	—	152,761	25,026	55	177,842
Selling and marketing	—	237,451	113,557	(9,850)	341,158
Technology and content	—	81,459	21,725	—	103,184
General and administrative	—	59,662	23,073	(34)	82,701
Amortization of intangible assets	—	1,952	5,999	—	7,951
Legal reserves and occupancy tax assessments	—	1,100	—	—	1,100
Intercompany (income) expense, net	—	168,966	(168,966)	—	—

Operating income	—	12,443	95,798	—	108,241

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	69,715	75,772	—	(145,487)	—
Other, net	(29,510)	(21,232)	16,686	—	(34,056)

Total other income (expense), net	40,205	54,540	16,686	(145,487)	(34,056)

Income before income taxes	40,205	66,983	112,484	(145,487)	74,185
Provision for income taxes	11,834	3,524	(37,334)	—	(21,976)

Net income	52,039	70,507	75,150	(145,487)	52,209
Net income attributable to noncontrolling interests	—	—	(170)	—	(170)

Net income attributable to Expedia, Inc.	$52,039	$70,507	$74,980	$(145,487)	$52,039

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$629,853	$97,375	$(9,309)	$717,919

Costs and expenses:
Cost of revenue	—	132,018	26,132	(120)	158,030
Selling and marketing	—	201,778	88,268	(9,208)	280,838
Technology and content	—	69,150	17,628	13	86,791
General and administrative	—	50,825	20,227	6	71,058
Amortization of intangible assets	—	3,463	5,565	—	9,028
Intercompany (income) expenses, net	—	89,558	(89,558)	—	—

Operating income	—	83,061	29,113	—	112,174

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	70,671	13,489	—	(84,160)	—
Other, net	(18,180)	11,801	(13,661)	—	(20,040)

Total other income (expense), net	52,491	25,290	(13,661)	(84,160)	(20,040)

Income before income taxes	52,491	108,351	15,452	(84,160)	92,134
Provision for income taxes	6,904	(36,027)	(2,412)	—	(31,535)

Net income	59,395	72,324	13,040	(84,160)	60,599
Net income attributable to noncontrolling interest	—	—	(1,204)	—	(1,204)

Net income attributable to Expedia, Inc.	$59,395	$72,324	$11,836	$(84,160)	$59,395

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$107,029	$1,999,748	$686,177	$(365,504)	$2,427,450
Investment in subsidiaries	4,685,558	1,169,001	—	(5,854,559)	—
Intangible assets, net	—	672,337	123,545	—	795,882
Goodwill	—	3,057,509	607,492	—	3,665,001
Other assets, net	8,005	430,779	130,471	—	569,255

TOTAL ASSETS	$4,800,592	$7,329,374	$1,547,685	$(6,220,063)	$7,457,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$386,429	$2,345,076	$286,879	$(365,504)	$2,652,880
Long-term debt	1,645,064	—	—	—	1,645,064
Other liabilities	—	298,404	92,141	—	390,545
Stockholders’ equity	2,769,099	4,685,894	1,168,665	(5,854,559)	2,769,099

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,800,592	$7,329,374	$1,547,685	$(6,220,063)	$7,457,588

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$95,195	$1,305,807	$578,332	$(277,707)	$1,701,627
Investment in subsidiaries	4,589,428	1,061,282	—	(5,650,710)	—
Intangible assets, net	—	674,290	123,417	—	797,707
Goodwill	—	3,057,547	584,813	—	3,642,360
Other assets, net	8,415	399,593	101,292	—	509,300

TOTAL ASSETS	$4,693,038	$6,498,519	$1,387,854	$(5,928,417)	$6,650,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$311,441	$1,619,260	$236,426	$(277,707)	$1,889,420
Long-term debt	1,644,894	—	—	—	1,644,894
Other liabilities	—	290,287	89,690	—	379,977
Stockholders’ equity	2,736,703	4,588,972	1,061,738	(5,650,710)	2,736,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,693,038	$6,498,519	$1,387,854	$(5,928,417)	$6,650,994

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$692,866	$36,224	$729,090

Investing activities:
Purchases of investments	—	(618,117)	(58,451)	(676,568)
Sales and maturities of investments	—	270,804	26,491	297,295
Other, net	—	(45,293)	(9,406)	(54,699)

Net cash used in investing activities	—	(392,606)	(41,366)	(433,972)

Financing activities:
Payment of dividends to stockholders	(19,352)	—	—	(19,352)
Treasury stock activity	(47,928)	—	—	(47,928)
Transfers (to) from related parties	62,000	(62,000)	—	—
Other, net	5,280	(5,591)	2,541	2,230

Net cash provided by (used in) financing activities	—	(67,591)	2,541	(65,050)
Effect of exchange rate changes on cash and cash equivalents	—	(5,140)	13,909	8,769

Net increase in cash and cash equivalents	—	227,529	11,308	238,837
Cash and cash equivalents at beginning of period	—	363,754	350,578	714,332

Cash and cash equivalents at end of period	$—	$591,283	$361,886	$953,169

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$581,987	$37,540	$619,527

Investing activities:
Purchases of investments	—	(69,843)	(1,468)	(71,311)
Maturities of investments	—	—	45,836	45,836
Other, net	—	(20,799)	(2,554)	(23,353)

Net cash provided by (used in) investing activities	—	(90,642)	41,814	(48,828)

Financing activities:
Payment of dividends to stockholders	(20,220)	—	—	(20,220)
Treasury stock activity	(197,551)	—	—	(197,551)
Transfers (to) from related parties	187,598	(187,598)	—	—
Other, net	30,173	(11,782)	(1,128)	17,263

Net cash used in financing activities	—	(199,380)	(1,128)	(200,508)
Effect of exchange rate changes on cash and cash equivalents	—	13,209	(28,483)	(15,274)

Net increase in cash and cash equivalents	—	305,174	49,743	354,917
Cash and cash equivalents at beginning of period	—	418,855	223,689	642,544

Cash and cash equivalents at end of period	$—	$724,029	$273,432	$997,461

Part I.	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.comTM, TripAdvisor Media Group, Expedia Affiliate Network, Classic Vacations, Expedia Local ExpertTM, Expedia® CruiseShipCenters®, EgenciaTM, eLongTM, and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

On April 7, 2011, we announced that our Board of Directors preliminarily approved a plan to separate Expedia, Inc. into two publicly traded companies:

•

TripAdvisor, which will include the domestic and international operations associated with the TripAdvisor Media Group, which includes its flagship brand as well as 18 other travel media and advertising brands, and

•

Expedia, Inc., which will continue to include the domestic and international operations of our travel transaction brands including Expedia.com, Hotels.com, eLong, Hotwire, Egencia, Expedia Affiliate Network, CruiseShipCenters, Venere, Classic Vacations and carrentals.com.

The transaction is subject to a number of conditions including final approval by our Board of Directors of transaction specifics. In addition, it is expected that we will seek stockholder approval of the transaction. The proposed spin-off is expected to be completed in the fall of 2011. The disclosures within this Management Discussion and Analysis of Financial Condition and Results of Operations are on a consolidated Expedia, Inc. basis and do not take into account the proposed spin-off of TripAdvisor.

All percentages within this section are calculated on actual, unrounded numbers.

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Throughout 2010 and into 2011, the travel industry has been gradually improving after weathering the recession in 2009. However, natural disasters, such as the earthquake and tsunami in Japan, political and social unrest in the Middle East and North Africa, the rising price of oil, and ongoing sovereign debt issues in several European countries, all contribute to a somewhat tenuous improvement in the environment for travel. As such, global economic conditions remain uncertain and our near-term visibility remains limited.

Airline Sector

The airline sector in particular has historically experienced significant turmoil. In recent years, there has been increased air carrier consolidation, generally resulting in lower overall capacity and higher fares. In addition, air carriers have made significant efforts to keep seat capacity relatively low in order to ensure that demand for seats remains high and that flights are as full as possible. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Ticket prices on Expedia sites grew 10% in 2010 and 13% in the first quarter of 2011. Air capacity discipline appears to generally remain in place, and though there had been signs that carriers were beginning to add some capacity, the sharply rising price of oil has curbed those intentions and carriers have recently begun trimming their capacity growth plans.

We believe that the economics for our air business are largely stable in the near term, though we could encounter pressure on air remuneration as certain supply agreements renew, and as air carriers and global distribution system (“GDS”) intermediaries re-negotiate their long-term agreements in 2011. For example, in late 2010, American Airlines began to pursue a new distribution strategy requiring online travel agents to agree to connect directly to American Airlines’ systems, rather than through GDSs, and our contract with American Airlines expired without renewal resulting in their fares being removed from our leisure travel sites. American Airlines tickets were placed back on the sites in early April 2011 pursuant to a memorandum of understanding.

In part as a result of sharply rising average ticket prices and the absence of American Airlines tickets, our ticket volumes decreased by 10% in the first quarter of 2011 after having grown by 11% in the full year 2010.

Hotel Sector

Hotel occupancies and average daily rates (“ADRs”) in the lodging industry generally improved for the last 12 months in an improving overall travel environment. Our room night growth has been healthy, with room nights growing 14% in 2010 and 15% in the first quarter of 2011. ADRs for rooms booked on Expedia sites grew 1% in 2010 and 3% in the first quarter of 2011. We believe that the economics for our hotel business are largely stable.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2010, approximately 54% of U.S. leisure, unmanaged and corporate travel expenditures occurred online, compared with approximately 37% of European travel. Online penetration in the Asia Pacific region is estimated to be around 20%, lagging behind that of Europe. These penetration rates have increased over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. The industry is expected to remain highly competitive for the foreseeable future.

Competitive entrants such as “metasearch” companies have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies. New models, such as daily deals and private sale sites have also begun proliferating. Some of these competitors have raised significant amounts of capital and have begun to aggressively market their service offerings. In addition, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations and proposed and actual acquisitions by companies such as Google and Microsoft.

In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, in effect competing with the travel agencies who also distribute their products. We believe this competition will continue into the future.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model has seen rapid adoption in Europe. While our own agency hotel model is an important component of our hotel strategy, we expect it will continue to take time for Expedia to drive meaningful demand to those hotels. We expect to continue to evaluate the use of both the merchant and agency hotel models in various geographies around the world, and may over time, pursue one or the other model more aggressively in certain regions depending on our assessment of the market demands.

Intense competition has also historically led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. After the global recession, our marketing spend increased significantly as the economy has improved and as we have increased marketing spend associated with our international growth opportunities. We believe that over the long term we can manage our sales and marketing expense largely in line with revenue growth. As a result of our large and growing travel advertising business, we have a partial hedge with regard to the price of advertising. As advertising prices rise, our leisure transaction brands may spend more on their marketing efforts, while the TripAdvisor Media Group benefits from rising prices through revenue growth.

Strategy

We play a fundamental role in facilitating travel, whether for leisure, unmanaged business or managed business travelers. We are committed to providing travelers, travel suppliers and advertisers the world over with the best set of resources to serve their travel needs by leveraging Expedia’s critical assets — our brand portfolio, our technology and commitment to continuous innovation, our global reach and our breadth of product offering. In addition, we intelligently utilize our growing base of knowledge about destinations, activities, suppliers and travelers and our central position in the travel value chain to more effectively merchandise our partners’ travel offerings.

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

We have a robust and growing advertising business, led primarily by the efforts of the TripAdvisor Media Group, which offers travel and other advertisers a host of alternatives for reaching customers in our prime demographic. The majority of advertising revenue is generated through click-based advertising, but we also have a growing display advertising business as well as other new products such as hotel business listings, vacation rentals, and a private sale site, SniqueAway. TripAdvisor generates customer traffic to its sites by offering a broad and deep selection of hotel reviews and other user-generated content to help travelers make decisions about where to travel, where to stay and what to do while on vacation. We also generate advertising revenue on our transaction sites, primarily through efforts of Expedia Media Solutions and Hotwire.

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

Technology and Continuous Innovation. Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft to more recent innovations such as Expedia’s introduction of opaque hotel inventory through its new Unpublished Rates product, TripAdvisor Media Group’s launch of its private sale site, SniqueAway, through its Smarter Travel Media brand, and Expedia Affiliate Network’s introduction of EAN Package Rates, that gives Expedia affiliates the ability to bundle their inventory with Expedia hotel package rates. In addition, in 2010, we increased our focus on mobile offerings and acquired Mobiata, a mobile application development company, to accelerate these efforts. All of our brands are working on and have introduced a variety of mobile offers with both Expedia and Hotels.com each recently launching new mobile applications.

We intend to continue innovating on behalf of our travelers, suppliers and advertisers with particular focus on improving the traveler experience, supplier integration and presentation, platform improvements, search engine marketing and search engine optimization.

Global Reach. Our Expedia, Hotels.com and TripAdvisor Media Group brands operate both in the United States and internationally. We also offer Chinese travelers an array of products and services through our majority ownership in eLong and through our TripAdvisor brands daodao.com and kuxun.cn, and we offer hotels to European-based travelers through Venere. During the first quarter of 2011, approximately 39% of our worldwide gross bookings and 40% of worldwide revenue were international.

Egencia, our corporate travel business, currently operates in North America, Europe, the Middle East, Africa, and the Asia Pacific region using direct points of sale as well as strategic partnerships. We believe the corporate travel sector represents a significant opportunity for Expedia, and we believe we offer a compelling technology solution to businesses seeking to optimize travel costs and improve their employees’ travel experiences. We intend to continue investing in and expanding the geographic footprint and technology infrastructure of Egencia.

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

Our scale of operations enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. As an example, our traveler review feature — whereby our travelers have created millions of qualified reviews of hotel properties — is able to accumulate a larger base of reviews due to the higher base of online traffic that frequents our various websites and transacts with us. In addition, our increasing scale enhances our websites’ appeal to travel and non-travel advertisers.

We intend to continue investing in and growing our international points of sale. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce. Future launches may occur under any of our brands, or through acquisition of third party brands, as in the case of Egencia, eLong, Kuxun and Venere.

Breadth of Product Offering. We offer a comprehensive array of innovative travel products and services to our travelers. We plan to continue improving and growing these offerings, as well as expand them to our worldwide points of sale over time. Travelers can interact with us how and when they prefer, including via our 24/7 1-800 telesales service, which is an integral part of the Company’s appeal to travelers. We offer travelers access to over 135,000 hotels and over 300 airlines in over 200 countries around the world.

In the first quarter of 2011, approximately 59% of our revenue came from transactions involving the booking of hotel reservations, with 13% of our worldwide revenue derived from the sale of airline tickets. We facilitate travel products and services either as stand-alone products or as part of package transactions. We have emphasized growing our merchant hotel and packages businesses as these result in higher revenue per transaction; however, we are working to grow our global agency hotel business through our Venere, Expedia and Hotels.com brands. We also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We have been working toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Group, as well as increasing advertising revenue from our worldwide websites such as Expedia.com and Hotels.com, which have historically been focused on transaction revenue. During the first quarter of 2011, advertising and media revenue accounted for approximately 15% of worldwide revenue.

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

For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

Occupancy Taxes

We are currently involved in 53 lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recent developments include:

•	New lawsuits have been brought, including suits brought by the city of Duluth, Minnesota, the District of Columbia and citizen-taxpayers in the state of Arkansas.

•	The court in City of Santa Monica, California Litigation sustained the online travel companies’ demurrer to complaint brought by the city of Santa Monica.

•	The court in State of Oklahoma Litigation granted the online travel companies’ motion to dismiss the case.

•	The court in City of Birmingham, Alabama Litigation granted the motion for summary judgment brought by the online travel companies and dismissed the case.

•	The Brevard County, Hilton Head and Myrtle Beach cases have been settled.

For additional information on recent developments, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $21 million as of March 31, 2011 and $24 million as of December 31, 2010. A variety of factors could affect the ultimate amount we pay, if any, in connection with any of the occupancy tax-related matters. In addition, as of March 31, 2011 and December 31, 2010, we had an accrual totaling $13 million related to court decisions and final settlements. Changes to these settlement reserves are included within general and administrative expenses.

Certain jurisdictions may require us to pay tax assessments, including occupancy tax assessments, prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that the taxpayer believes it is subject to such taxes. During 2010 and 2009, we expensed $3 million and $48 million related to monies paid in advance of litigation in occupancy tax proceedings in the cities of Santa Monica and San Francisco. Such amounts were expensed when incurred within legal reserves and occupancy tax assessments. We do not believe that the amounts we retain as compensation are subject to the cities’ hotel occupancy tax ordinances. If we prevail in the litigation (including any appeal), the cities will be required to repay these amounts, plus interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity.

In addition, certain jurisdictions, including the states of New York and North Carolina, the city of New York and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy.

Segments

We have three reportable segments: Leisure, TripAdvisor Media Group and Egencia. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance.

Our Leisure segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Venere, eLong and Classic Vacations. Our TripAdvisor Media Group segment provides advertising services to travel suppliers on its websites, which aggregate traveler opinions and unbiased travel articles about cities, hotels, restaurants and activities in a variety of destinations through tripadvisor.com and its localized international versions as well as through its various travel media content properties within TripAdvisor Media Group. Our Egencia segment provides managed travel services to corporate customers in North America, Europe, and the Asia Pacific region.

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

Gross Bookings and Revenue Margin

	Three months ended March 31,		% Change
	2011	2010
	($ in millions)
Gross Bookings
Leisure	$6,652	$6,161	8%

TripAdvisor Media Group(1)	—	—	N/A
Egencia	642	471	36%

Total gross bookings	$7,294	$6,632	10%

Revenue Margin
Leisure	10.3%	9.9%

TripAdvisor Media Group(1)	N/A	N/A
Egencia	6.6%	7.2%
Total revenue margin(1)	11.3%	10.8%

(1)	TripAdvisor Media Group, which is comprised of media businesses that differ from our transaction-based websites and our Egencia business, does not have associated gross bookings or revenue margin. However, third-party revenue from the TripAdvisor Media Group is included in revenue used to calculate total revenue margin.

The increase in worldwide gross bookings for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to a 13% increase in average airfares, an 8% increase in transactions and a 3% increase in ADRs.

The increase in revenue margin for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to a shift to higher margin products and growth in advertising and media revenue, partially offset by rising average air ticket prices.

Results of Operations

Revenue

	Three months ended March 31,		% Change
	2011	2010
	($ in millions)
Revenue by Segment
Leisure	$686	$613	12%
TripAdvisor Media Group (Third-party revenue)	94	71	32%
Egencia	42	34	25%

Total revenue	$822	$718	15%

Revenue increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to an increase in worldwide hotel revenue within our Leisure segment as well as an increase in advertising and media revenue within our TripAdvisor Media Group segment.

Worldwide hotel revenue increased 16% for the three months ended March 31, 2011, compared to the same period in 2010. The increase was primarily due to a 15% increase in room nights stayed, including rooms delivered as a component of packages, and a 1% increase in revenue per room night.

Worldwide air revenue increased 6% for the three months ended March 31, 2011, compared to the same period in 2010, due to an 18% increase in revenue per air ticket, partially offset by a 10% decrease in air tickets sold. The increase in revenue per ticket was primarily due to increasing average air ticket prices, acceleration of merchant air revenue and performance-based incentives. The decrease in air ticket sold was partially due to a 13% increase in average air ticket prices and the lack of American Airlines content for the duration of first quarter 2011. Expedia and Hotwire sites worldwide added back American Airlines content on April 4, 2011 pursuant to a memorandum of understanding reached with American Airlines.

The remaining worldwide revenue other than hotel and air discussed above, which includes advertising and media, car rental, destination services, agency cruise, increased by 15% for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to an increase in our advertising and media revenue.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended March 31,		% Change
	2011	2010
	($ in millions)
Revenue by Business Model
Merchant	$520	$451	15%
Agency	181	169	8%
Advertising and media(1)	121	98	23%

Total revenue	$822	$718	15%

(1)	Includes third-party revenue from TripAdvisor Media Group as well as our Leisure transaction-based websites.

Merchant revenue increased for the three months ended March 31, 2011, compared to the same period in 2010, due to the increase in merchant hotel revenue primarily driven by an increase in room nights stayed.

Agency revenue increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to growth in our agency hotel business and to a lesser extent higher destination service and corporate products revenue.

Advertising and media revenue increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a 32% increase in advertising revenue at TripAdvisor Media Group. TripAdvisor experienced robust growth in its three main revenue categories during first quarter of 2011 including cost per click (“CPC”) based revenue, display advertising revenue and growth in other revenue, generally comprised of subscription-based products, which experienced triple digit growth.

Cost of Revenue

	Three months ended March 31,		% Change
	2011	2010
	($ in millions)
Customer operations	$84	$78	8%
Credit card processing	54	45	21%
Data center and other	40	35	12%

Total cost of revenue	$178	$158	13%

% of revenue	21.6%	22.0%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, certain promotions, destination supply, and stock-based compensation.

During the three months ended March 31, 2011, the primary drivers of the increase in cost of revenue expense were higher personnel expenses within supply and customer service operations and higher net credit card processing costs related to our merchant transaction growth.

Selling and Marketing

	Three months ended March 31,		% Change
	2011	2010
	($ in millions)
Direct costs	$242	$202	20%
Indirect costs	99	79	25%

Total selling and marketing	$341	$281	21%

% of revenue	41.5%	39.1%

Selling and marketing expense primarily relates to direct costs, including traffic generation costs from search engines and internet portals, television, radio and print spending, private label and affiliate program commissions, public relations and other costs. The remainder of the expense relates to indirect costs, including personnel and related overhead in our Partner Services Group (“PSG”), TripAdvisor Media Group and Egencia and stock-based compensation costs.

Selling and marketing expenses increased $60 million during the three months ended March 31, 2011, compared to the same period in 2010, driven by increases in both online and offline marketing expenses, including search engine marketing and brand advertising as well as higher personnel expenses, primarily at TripAdvisor Media Group and PSG. We spent approximately 60% of our direct marketing expenses internationally as part of our focus on driving global transaction growth and expanding international revenue.

Technology and Content

	Three months ended March 31,		% Change
	2011	2010
	($ in millions)
Personnel and overhead	$57	$47	20%
Depreciation and amortization of technology assets	22	17	33%
Other	24	23	7%

Total technology and content	$103	$87	19%

% of revenue	12.6%	12.1%

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

The increase of $16 million in technology and content expense during the three months ended March 31, 2011, compared to the same period in 2010, was primarily due to increased personnel costs for increased headcount to support our worldwide transaction-based businesses as well as our TripAdvisor Media Group businesses and increased depreciation and amortization of technology assets.

General and Administrative

	Three months ended March 31,		% Change
	2011	2010
	($ in millions)
Personnel and overhead	$49	$40	21%
Professional fees and other	34	31	10%

Total general and administrative	$83	$71	16%

% of revenue	10.1%	9.9%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

The $12 million increase in general and administrative expense during the three months ended March 31, 2011, compared to the same period in 2010, was due primarily to higher personnel expenses resulting from an increase in headcount as well as an increase in legal costs and related reserves.

Amortization of Intangible Assets

	Three months ended March 31,		% Change
	2011	2010
	($ in millions)
Amortization of intangible assets	$8	$9	(12%)
% of revenue	1.0%	1.3%

Legal Reserves

During the three months ended March 31, 2011, we recognized $1 million in expense to increase the estimated coupon redemption rate related to the Expedia consumer class action lawsuit. This expense was recorded within legal reserves and occupancy tax assessments in the consolidated statement of operations.

Operating Income

	Three months ended March 31,		% Change
	2011	2010
	($ in millions)
Operating income	$108	$112	(4%)
% of revenue	13.2%	15.6%

Operating income decreased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a growth in operating expenses in excess of revenue.

Interest Income and Expense

	Three months ended March 31,		% Change
	2011	2010
	($ in millions)
Interest income	$3	$1	476%
Interest expense	(31)	(21)	47%

Interest income increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to higher average interest rates. Interest expense increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily resulting from additional interest on the $750 million senior unsecured notes issued in August 2010.

Other, Net

Other, net changed from income of $1 million for the three months ended March 31, 2010 to a loss of $6 million for the three months ended March 31, 2011 primarily due to net foreign exchange rate losses from our revenue hedging program during the period versus gains in the prior year period.

Provision for Income Taxes

	Three months ended March 31,		% Change
	2011	2010
	($ in millions)
Provision for income taxes	$22	$32	(30%)
Effective tax rate	29.6%	34.2%

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.

The decrease in the effective rate for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to an increase in estimated earnings in jurisdictions outside the United States.

Our effective tax rate was 29.6% and 34.2% for the three months ended March 31, 2011 and 2010, which was lower than the 35% federal statutory rate primarily due an increase in estimated earnings in jurisdictions outside the United States, partially offset by state income taxes and accruals related to uncertain tax positions.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $1.8 billion and $1.2 billion at March 31, 2011 and December 31, 2010, including $153 million of cash and short-term investment balances of majority-owned subsidiaries for both periods; and our $750 million revolving credit facility. As of March 31, 2011, $723 million was available under the facility representing the total $750 million facility less $27 million of outstanding stand-by letters of credit. The revolving credit facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 250 basis points, and the commitment fee on undrawn amounts at 37.5 basis points as of March 31, 2011.

Our credit ratings are periodically reviewed by rating agencies. In October 2009, our long-term ratings from Moody’s and Standard and Poor’s were raised to Ba1 and BBB-, respectively. In August 2010, in conjunction with our 5.95% note offering, Fitch issued a BBB- rating for Expedia. Standard and Poor’s maintains a stable ratings outlook and Moody’s changed its outlook to “positive” in August 2010. In April 2011, in response to our announcement of the TripAdvisor spin off, Moody’s affirmed its Ba1 rating and changed its outlook to “stable,” while S&P and Fitch placed the Company’s ratings on Credit Watch Negative and Rating Watch Negative, respectively. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we pay after the travelers’ use and subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our suppliers, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital related to merchant hotel transactions will positively impact operating cash flows. However, we continue to evaluate the use of the merchant model versus the agency model in each of our markets. If the merchant hotel model declines relative to our other business models that generally consume working capital such as agency hotel, managed corporate travel or media, or if there are changes to the merchant model or booking patterns which compress the time of receipts of cash from travelers to payment to suppliers, our overall working capital benefits could be reduced, eliminated, or even reversed.

Seasonal fluctuations in our merchant hotel bookings affect the timing of our annual cash flows. During the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses and cash flows are typically negative. While we expect the impact of seasonal fluctuations to continue, merchant hotel growth rates, changes to the model or booking patterns, as well as changes in the relative mix of merchant hotel transactions compared with transactions in our working capital consuming businesses may counteract or intensify the anticipated seasonal fluctuations.

As of March 31, 2011, we had a deficit in our working capital of $225 million, compared to a deficit of $188 million as of December 31, 2010.

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

Our cash flows are as follows:

	Three months ended March 31,		$ Change
	2011	2010
	(In millions)
Cash provided by (used in):
Operating activities	$729	$620	$109
Investing activities	(434)	(49)	(385)
Financing activities	(65)	(201)	136
Effect of foreign exchange rate changes on cash and cash equivalents	9	(15)	24

For the three months ended March 31, 2011, net cash provided by operating activities increased by $109 million primarily due to increased benefits from working capital changes.

For the three months ended March 31, 2011, net cash used in investing activities increased by $385 million primarily due to an increased use of cash of $354 million related to net purchases of investments.

Cash used in financing activities for the three months ended March 31, 2011 primarily included cash paid to acquire shares of $48 million, including the repurchased shares under the 2010 authorization discussed below, as well as a $19 million cash dividend payment. Cash used in financing activities for the three months ended March 31, 2010 primarily included cash paid to acquire shares of $198 million, including the repurchased shares under the 2006 authorization discussed below, as well as a $20 million cash dividend payment, partially offset by $26 million of proceeds from the exercise of equity awards.

In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. On October 25, 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. During the three months ended March 31, 2011 and 2010, we repurchased, through open market transactions, 2.0 million and 8.4 million shares under these authorizations for a total cost of $41 million and $188 million, excluding transaction costs. As of March 31, 2011, 17.4 million shares remain authorized for repurchase under the October 2010 authorization. No additional repurchases have been made under this authorization as of April 28, 2011.

In the first quarter of 2011 and 2010, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid a quarterly cash dividend of $0.07 per share of outstanding common stock payable to stockholders of record as of the close of business on March 11, 2011 and 2010. In addition, on April 27, 2011, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock to stockholders of record as of the close of business on May 27, 2011. Future declarations of dividends are subject to final determination of our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency for the three months ended March 31, 2011 showed a net increase of $24 million reflecting intra-quarter appreciations in currencies.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2010. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of March 31, 2011 or December 31, 2010.

Part I.	Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material changes in our market risk during the three months ended March 31, 2011. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2010. The following are developments regarding such legal proceedings:

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of Rome, Georgia Litigation. On March 21, 2011, the court granted in part and denied in part plaintiffs’ motion for class certification.

City of Gallup, New Mexico Litigation. On February 18, 2011, defendants filed a motion for summary judgment.

Nassau County, New York Litigation. The parties are filing dismissal papers to dismiss the case for lack of jurisdiction.

Myrtle Beach, South Carolina Litigation. The parties have reached a settlement in principle.

Horry County, South Carolina Litigation. On March 30, 2011, the parties executed a settlement agreement.

Cities of Goodlettsville and Brentwood, Tennessee Litigation. The trial date has been rescheduled to January 24, 2012.

County of Monroe, Florida Litigation. This lawsuit has been dismissed as to the claims relating to Tourist Development Tax.

City of Baltimore Litigation. On December 30, 2010, the city filed a motion for summary judgment. On February 11, 2011, defendants filed an opposition to the city’s motion for summary judgment and filed a cross-motion for summary judgment.

City of Jacksonville, Florida Litigation. The city’s claims relating to Tourist Development Taxes have been dismissed.

Village of Rosemont, Illinois Litigation. On March 15, 2011, the defendant online travel companies filed a motion for summary judgment.

City of Birmingham, Alabama Litigation. On March 24, 2011, the court granted defendants’ motion for summary judgment and dismissed the claims brought by the city of Birmingham and seven other cities in Alabama.

City of Philadelphia Litigation. On January 14, 2011, the court of common pleas held in favor of Expedia that taxes are not due on their services, and denied the city’s appeal. On February 10, 2011, the city filed a notice of appeal.

City of Santa Monica, California Litigation. On March 16, 2011, the court granted defendants’ demurrer to the city’s complaint.

Town of Hilton Head Island, South Carolina Litigation. The parties have reached a settlement in principle.

Baltimore County, Maryland Litigation. On March 1, 2011, the court granted in part and denied in part defendants’ motion to dismiss.

Hamilton County, Ohio Litigation. On February 11, 2011, defendants brought a motion to dismiss.

State of Oklahoma Litigation. On February 11, 2011, the court granted defendants’ motion to dismiss and dismissed the case.

Part II.	Item 1. Legal Proceedings

Montgomery County, Maryland Litigation. On March 3, 2011, defendants filed a motion to dismiss.

State of South Carolina, Litigation. On January 18, 2011, the South Carolina Supreme Court issued a decision holding the online travel companies liable under the state sales tax statute for hotel occupancy taxes on their services.

In addition, the following cases were filed and/or served during the first quarter of 2011:

Duluth, Minnesota Litigation. On February 22, 2011, the City of Duluth served Expedia with a lawsuit for hotel occupancy taxes. City of Duluth v. Expedia, (District Court, Sixth Judicial District). The complaint includes claims for declaratory judgment, preliminary and permanent injunction, violation of occupancy tax laws and ordinances, unjust enrichment/money had and received, imposition of a constructive trust, and a demand for equitable accounting.

McAllister Arkansas Citizen-Taxpayer Litigation. On February 22, 2011, two citizens representing a proposed class of all citizen-taxpayers in the State of Arkansas brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. McAllister v. Hotels.com, et al., Case No. CV 2011-125-2 (Circuit Court of Saline County Arkansas). The complaint includes claims for declaratory and injunctive relief.

District of Columbia Litigation. On March 22, 2011, the District of Columbia brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. District of Columbia v. Expedia, Inc., et al., Case No. 2011 CA 002117B (Superior Court of the District of Columbia). The complaint includes claims for failure to pay taxes, tax penalties, failure to file monthly returns, failure to file annual returns, and failure to separately state tax.

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes, which are listed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010. In addition, the State of Arkansas has begun or attempted to pursue formal or informal audits or administrative procedures, or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.

Actions Filed by Expedia

Miami-Dade County, Florida Litigation. The claims pending in the Miami-Dade litigation relating to Tourist Development Tax have been dismissed.

State of North Carolina Litigation. On April 18, 2011, the state moved to dismiss the lawsuit brought by the online travel companies relating to the amended state hotel occupancy tax statute.

Part II.	Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks below and described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The planned spin-off of our TripAdvisor business may not occur as or when planned or at all, or could result in issues we do not yet anticipate.

Unanticipated developments could delay, prevent the completion of, or otherwise adversely affect the proposed spin-off of our TripAdvisor business. Completion of the proposed spin-off may require significant time, effort, and expense, and may divert management’s attention from other aspects of our business operations.

Part II.	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

In October 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. As of March 31, 2011, 17.4 million shares remain authorized for repurchase under the October 2010 authorization. There is no fixed termination date for the repurchases.

A summary of the repurchase activity for the first quarter of 2011 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)
January 1-31, 2011	—	$—	—	19,384
February 1-28, 2011	—	—	—	19,384
March 1-31, 2011	2,000	20.40	2,000	17,384

Total	2,000	20.40	2,000

Part II.	Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed Herewith	Incorporated by Reference
No.	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

Signature

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

April 28, 2011	Expedia, Inc.

	By:	/S/ MICHAEL B. ADLER
Michael B. Adler
Chief Financial Officer