Form 10-K/A
period 2010-12-31
Expedia, Inc.
filed 2011-05-02
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Class	Outstanding Shares at April 26, 2011 were approximately,
Common stock, $0.001 par value per share	247,777,243 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

EXPLANATORY NOTE

Expedia, Inc. is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission on February 11, 2011, for the purpose of providing the information required by Part III that we intended to incorporate by reference from our proxy statement relating to our 2011 annual meeting of stockholders. Our 2011 proxy statement, however, will not be filed within the requisite time period for allowing such incorporation by reference.

This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to the cover page, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV. No other information included in the Form 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way.

We have also included as exhibits the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Expedia, Inc.

Form 10-K/A

For the Year Ended December 31, 2010

Expedia, Inc.

Form 10-K/A

For the Year Ended December 31, 2010

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance

Controlled Company Status and Directors

Controlled Company Status. Expedia is subject to the NASDAQ Stock Market Listing Rules. These rules exempt “controlled companies,” or companies of which more than 50% of the voting power is held by an individual, a group or another company, such as Expedia, from certain requirements.

Pursuant to a stockholders agreement dated August 9, 2005, by and between Mr. Diller and Liberty Media, Mr. Diller, through shares directly owned by him as well as those owned by Liberty Media through its wholly owned subsidiary, as of March 15, 2011, generally controls the vote of approximately 21% of the outstanding common stock and 100% of the outstanding Class B common stock and, consequently, approximately 61% of the combined voting power of the outstanding Expedia capital stock. Mr. Diller, Liberty Media and certain of their affiliates have filed a Statement of Beneficial Ownership on Schedule 13D (and related amendments) with respect to their Expedia holdings and related voting arrangements with the SEC. On this basis, Expedia is relying on the exemption for controlled companies from certain NASDAQ requirements, including, among others, the requirement that a majority of the Board of Directors be composed of independent directors, the requirement that the Compensation Committee be composed solely of independent directors and certain requirements relating to the nomination of directors.

Pursuant to a Governance Agreement among Expedia, Liberty Media and Mr. Diller dated August 9, 2005, as amended (the “Governance Agreement”), Liberty Media has the right to nominate up to a number of directors equal to 20% of the total number of the directors on the Board (rounded up to the next whole number if the number of directors on the Board is not an even multiple of five) for election to the Board and has certain other rights regarding committee participation, so long as certain stock ownership requirements applicable to Liberty Media are satisfied. Historically, Liberty Media has designated Dr. Malone and Mr. Fitzgerald as its nominees to the Board.

Our Directors. The name and certain background information regarding each of our directors, as of March 15, 2011, are set forth below. There are no family relationships among directors or executive officers of Expedia. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led the Board of Directors to conclude that he is qualified to serve as a director of the Company, each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to Expedia and our Board as demonstrated by his past service.

Name	Age	Position With Expedia, Inc.
Barry Diller	69	Chairman and Senior Executive
Victor A. Kaufman	67	Director and Vice Chairman
Dara Khosrowshahi	41	Director and Chief Executive Officer
A. George “Skip” Battle	67	Director
Jonathan L. Dolgen	65	Director
William R. Fitzgerald	53	Director
Craig A. Jacobson	58	Director
Peter M. Kern	43	Director
John C. Malone	70	Director
José A. Tazón	67	Director

Barry Diller has been the Chairman of the Board and Senior Executive of Expedia since completion of the Company’s spin-off from IAC/InterActiveCorp on August 9, 2005 (the “Spin-Off”). Mr. Diller has been the Chairman of the Board and Senior Executive of IAC since August 1995 and also served as Chief Executive Officer of IAC (and its predecessors) from August 1995 through December 2010. Mr. Diller also previously served as the Chairman of the Board of Ticketmaster Entertainment, Inc. from August 2008 through January 2010 and as the Chairman of the Board of Live Nation Entertainment from January 2010 through October 2010 and remained a member of the Board of Live Nation Entertainment through January 2011. He served as Chairman of the Board and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994 and as the Chairman of the Board and Chief Executive Officer of Fox, Inc. from 1984 to 1992. Prior to joining Fox, Inc., Mr. Diller served for ten years as Chairman of the Board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller is currently a member of the Boards of Directors of The Washington Post Company and of The Coca-Cola Company. Mr. Diller is also a member of the Board of Councilors for the University of Southern California’s School of Cinematic Arts, the New York University Board of Trustees, the Executive Board for the Medical Sciences of the University of California, Los Angeles and a member of the Council on Foreign Relations.

Board Membership Qualifications: As result of his involvement with Expedia both while it was operated within IAC and since the Spin-Off, Mr. Diller has a great depth of knowledge and experience regarding Expedia and its businesses. Mr. Diller has extensive management experience, including through his service as Chief Executive Officer of media and interactive commerce companies, as well as experience as a director serving on other public company boards, including as Chairman. Mr. Diller also effectively controls the Company.

Victor A. Kaufman has been a director and the Vice Chairman of Expedia since completion of the Spin-Off. Mr. Kaufman has been a director of IAC (and its predecessors) since December 1996 and has served as the Vice Chairman of IAC since October 1999. Mr. Kaufman also previously served as Vice Chairman of the Board of Ticketmaster Entertainment, Inc. from August 2008 through January 2010 and as a director of Live Nation Entertainment from January 2010 through December 2010. Mr. Kaufman served in the Office of the Chairman of IAC from January 1997 to November 1997 and as Chief Financial Officer of IAC from November 1997 to October 1999. Prior to his tenure with IAC, Mr. Kaufman served as the Chairman and Chief Executive Officer of Savoy Pictures Entertainment, Inc. from March 1992 and as a director of Savoy from February 1992. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. and served in those capacities from 1983 until December 1987, at which time he became President and Chief Executive Officer of Tri-Star’s successor company, Columbia Pictures Entertainment, Inc. He resigned from those positions at the end of 1989 following the acquisition of Columbia by Sony USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star.

Board Membership Qualifications: Mr. Kaufman has unique knowledge of and experience with Expedia and its businesses gained through his involvement with the Company both while it was operated within IAC and since the Spin-Off. Mr. Kaufman also has a high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions, as well as experience as a director serving on other public company boards.

Dara Khosrowshahi has been a director and the Chief Executive Officer of Expedia since completion of the Spin-Off. Mr. Khosrowshahi served as the Chief Executive Officer of IAC Travel, a division of IAC, from January 2005 to the Spin-Off date. Prior to his tenure as Chief Executive Officer of IAC Travel, Mr. Khosrowshahi served as Executive Vice President and Chief Financial Officer of IAC from January 2002 to January 2005. Mr. Khosrowshahi served as IAC’s Executive Vice President, Operations and Strategic Planning, from July 2000 to January 2002 and as President, USA Networks Interactive, a division of IAC, from 1999 to 2000. Mr. Khosrowshahi joined IAC in 1998 as Vice President of Strategic Planning and was promoted to Senior Vice President in 1999. Mr. Khosrowshahi worked at Allen & Company LLC from 1991 to 1998, where he served as Vice President from 1995 to 1998.

Board Membership Qualifications: Mr. Khosrowshahi possesses in-depth experience with and knowledge of the online travel industry gained through his service as Chief Executive Officer of IAC Travel prior to the Spin-Off and as Chief Executive Officer of Expedia since the Spin-Off. Mr. Khosrowshahi also has a high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.

A. George “Skip” Battle has been a director of Expedia since completion of the Spin-Off. Mr. Battle previously served as the Executive Chairman of Ask Jeeves, Inc. from January 2004 through July 2005 and as its Chief Executive Officer from December 2000 until January 2004. Mr. Battle was a business consultant and investor and served as a member of the boards of directors of several technology companies from 1995 to 2000. Prior thereto, Mr. Battle served with Andersen Consulting in various roles, including Worldwide Managing Partner, Market Development, until his retirement from Andersen Consulting in 1995. Mr. Battle is currently Chairman of the Board of Fair Isaac Corporation, a position he has held since 2002. He is also a director of Masters Select Equity Fund, Masters Select International Fund, Masters Select Value Fund and Masters Select Smaller Company Fund (all registered investment companies), Advent Software, Inc., Netflix, Inc., OpenTable, Inc., and two nonprofit organizations. Mr. Battle also served as a director of PeopleSoft, Inc. from 1995 until its acquisition by Oracle Corp. in 2004 and of Barra, Inc. from 1996 until 2004. Mr. Battle holds a B.A. in economics from Dartmouth College and an M.B.A. from the Stanford Graduate School of Business.

Board Membership Qualifications: Mr. Battle has extensive financial, strategic, operational, and corporate governance experience, acquired through his more than 25 years as a business consultant as well as his prior service as a Chief Executive Officer. Mr. Battle also has experience as a director serving on other public company boards.

Jonathan L. Dolgen has been a director of Expedia since completion of the Spin-Off. From July 2004 until April 2010, Mr. Dolgen was a Senior Advisor to Viacom, Inc. (“Old Viacom”), a worldwide entertainment and media company, where he provided advisory services to the chief executive officer of Old Viacom, or others designated by him, on an as-requested basis. Effective December 31, 2005, Old Viacom was separated into two publicly traded companies, Viacom Inc. (“New Viacom”) and CBS Corporation. From the separation of Old Viacom, Mr. Dolgen provided advisory services to the chief executive officer of New Viacom, or others designated by him, on an as-requested basis. Since July 2004, Mr. Dolgen has been a private investor, and since September 2004, Mr. Dolgen has been a principal of Wood River Ventures, LLC, a private start-up entity that seeks investment and other opportunities and provides consulting services, primarily in the media sector. Since April 2005, Mr. Dolgen, through Wood River, has had an arrangement with Madison Dearborn Partners, LLC to seek investment opportunities and consult, primarily in the media sector. From October 2006 through March 2008, Mr. Dolgen served as senior consultant for ArtistDirect, Inc. From April 1994 to July 2004, Mr. Dolgen served as Chairman and Chief Executive Officer of the Viacom Entertainment Group, a unit of Old Viacom, where he oversaw various operations of Old Viacom’s businesses, which during 2003 and 2004 primarily included the operations engaged in motion picture production and distribution, television production and distribution, regional theme parks, theatrical exhibition and publishing. As a result of the separation of Old Viacom, Old Viacom’s motion picture production and distribution and theatrical exhibition business became part of New Viacom’s businesses, and substantially all of the remaining businesses of Old Viacom overseen by Mr. Dolgen remained with CBS Corporation. Mr. Dolgen began his career in the entertainment industry in 1976 and, until joining the Viacom Entertainment Group, served in executive positions at Columbia Pictures Industries, Inc., Twentieth Century Fox and Fox, Inc., and Sony Pictures Entertainment. Mr. Dolgen has also been a director of Live Nation Entertainment, Inc. since its formation following the merger of Live Nation, Inc. and Ticketmaster in January 2010. Prior to the merger, Mr. Dolgen was a director of Ticketmaster from August 2008. From October 2004 until September 2008, Mr. Dolgen was a Director of Charter Communications, Inc. He is also a member of the Board of Trustees of the Claremont Graduate School and a director of the Simon Wiesenthal Center. Mr. Dolgen holds a B.S. from Cornell University and a J.D. from New York University.

Board Membership Qualifications: Mr. Dolgen has extensive high-level executive management experience, including prior service as a Chief Executive Officer. Mr. Dolgen also has experience as a director serving on other public company boards. Mr. Dolgen has significant expertise in both traditional and new media.

William R. Fitzgerald has been a director of Expedia since March 2006. He has served as a Senior Vice President of Liberty Media Corporation (“Liberty Media”) since 2000. In addition, Mr. Fitzgerald serves as Chairman and Chief Executive Officer of Ascent Media Corporation. Prior to joining Liberty Media, Mr. Fitzgerald served as Executive Vice President and Chief Operating Officer, Operations Administration for AT&T Broadband (formerly known as Tele-Communications, Inc.) from 1999 to 2000 and was Executive Vice President and Chief Operating Officer of TCI Communications, Inc. from 1998 to 1999. Mr. Fitzgerald received his undergraduate degree from Indiana University Kelley School of Business and a master’s degree from the Kellogg School of Business at Northwestern University.

Board Membership Qualifications: Mr. Fitzgerald was nominated as a director by Liberty Media, which currently has the right to nominate two individuals for election to Expedia’s Board of Directors pursuant to the Governance Agreement. Mr. Fitzgerald has significant executive-level experience and a strong operational background.

Craig A. Jacobson has been a director of Expedia since December 2007. Mr. Jacobson is a founding partner at the law firm of Hansen, Jacobson, Teller, Hoberman, Newman, Warren & Richman, L.L.P., where he has practiced entertainment law for the past 20 years. Mr. Jacobson is a member of the Board of Directors of Aver Media, a privately-held Canadian lending institution and was a director of Ticketmaster from August 2008 until its merger with Live-Nation, Inc. in January 2010.

Board Membership Qualifications: Mr. Jacobson has extensive legal and business knowledge and experience in corporate governance matters. Mr. Jacobson also has significant financial knowledge gained during his more than twenty years practicing law as well as his service as a director serving on public and private company boards.

Peter M. Kern has been a director of Expedia since completion of the Spin-Off. Mr. Kern is a Managing Partner of InterMedia Partners, LP, a private equity firm. Prior to joining InterMedia, Mr. Kern was Senior Managing Director and Principal of Alpine Capital LLC. Prior to Alpine Capital, Mr. Kern founded Gemini Associates in 1996 and served as President from its inception through its merger with Alpine Capital in 2001. Prior to founding Gemini Associates, Mr. Kern was at the Home Shopping Network and Whittle Communications. Mr. Kern serves on the boards of a number of private companies, including Televicentro of Puerto Rico, LLC, Luxury Retreats International Holdings, Inc. and Cine Latino, Inc. Mr. Kern holds a B.S. degree from the Wharton School at the University of Pennsylvania.

Board Membership Qualifications: Through his extensive background in private equity and as a director of several private companies, as well as prior experience in senior executive positions, Mr. Kern has a high level of financial expertise and background in analyzing investments and strategic transactions.

John C. Malone has been a director of Expedia since completion of the Spin-Off. Dr. Malone has served as the Chairman of the Board of Liberty Media since 1990, and he served as Liberty Media’s Chief Executive Officer from August 2004 through February 2006. Dr. Malone also served as Chairman of the Board of TCI from 1996 to 1999 and as Chief Executive Officer of TCI from 1994 to 1997. In addition, Dr. Malone serves as Chairman of the Board of Directors of Liberty Global, Inc. and of The DIRECTV Group, Inc. Previously, he

served as Chairman of the Board of DIRECTV’s predecessor, The DirecTV Group, Inc., from February 2008 to November 2009. He has served as a director of Discovery Communications, Inc. since September 2008, and he served as Chairman of the Board of its predecessor, Discovery Holding Company, from May 2005 to September 2008. Dr. Malone has served as a director of IAC since May 2006, of Ascent Media Corporation since January 2010 and of Live Nation Entertainment, Inc. since January 2010. Dr. Malone served as a director of the Bank of New York Company, Inc. from June 2005 to April 2007 and as a director of Cablevision Systems Corp. from March 2005 to June 2005.

Board Membership Qualifications: Dr. Malone was nominated as a director by Liberty Media, which currently has the right to nominate two individuals for election to Expedia’s Board of Directors pursuant to the Governance Agreement. Dr. Malone is a leader in the media and telecommunications industry and has extensive senior executive experience as well as experience as a director serving on other public company boards.

José A. Tazón has been a director of Expedia since March 2009. Since January 1, 2009, Mr. Tazón has served as the non-executive Chairman of the Board of Directors of Amadeus IT Group S.A., a leading provider of IT solutions to the travel and tourism industry. Mr. Tazón served as Amadeus’ President and Chief Executive Officer from October 1990 until December 2008. Prior to joining Amadeus, Mr. Tazón worked at Iberian Airlines from 1975 until 1987, where he served as Head of Systems Planning from 1983 until 1987. Mr. Tazón received advanced degrees in Telecommunications Engineering and Data Processing from the Universidad Politécnica, Madrid, Spain.

Board Membership Qualifications: Mr. Tazón has extensive senior-level management experience, including eighteen years as a chief executive officer. He also has a wealth of knowledge of the travel and tourism industry, including insight and understanding of technology solutions related to the industry, and a strong background in the global travel marketplace.

Information Concerning Executive Officers

Background information as of March 15, 2011 about each of Expedia’s executive officers who does not also serve as a director of Expedia is provided below.

Name	Age	Position With Expedia, Inc.
Michael B. Adler	47	Executive Vice President and Chief Financial Officer
Dhiren R. Fonseca	46	Co-President, Partner Services Group
Gary M. Fritz	37	Co-President, Partner Services Group
Burke F. Norton	44	Executive Vice President, General Counsel and Secretary
Patricia L. Zuccotti	63	Senior Vice President, Chief Accounting Officer and Controller

Michael B. Adler has served as Chief Financial Officer of Expedia since May 2006. Mr. Adler had served as Executive Vice President, Finance during a one-month transition period prior to the effective date of his appointment as Chief Financial Officer of Expedia. Prior to joining Expedia, Mr. Adler served as the Senior Vice President, Financial Planning and Analysis, for IAC. Mr. Adler was promoted to that position in April 2005 from Vice President, Financial Analysis and Operational Reporting, a position he had held since January 2002. Mr. Adler joined IAC in May 2001 as Senior Vice President, Finance and Administration, for IAC’s Information and Services Group. Prior to joining IAC, Mr. Adler held a number of positions, including Chief Financial Officer and General Counsel for SchoolSports, Inc. and Vice President and General Counsel for Cheyenne Software, Inc. Prior to that, Mr. Adler practiced law with Feldman, Waldman & Kline. Mr. Adler received his B.S. in economics from the Wharton School at the University of Pennsylvania. Mr. Adler received his J.D. from the University of Pennsylvania Law School.

Dhiren R. Fonseca has served as Expedia’s Co-President, Partner Services Group since March 2009. Mr. Fonseca had previously served as Senior Vice President, Corporate Development and Strategy from April 2006 and as Vice President, Strategy between February 2005 and April 2006. Mr. Fonseca has been at the forefront of online travel since 1995, when he was one of the original members of Microsoft Corporation’s Travel Technology Group, which became Expedia.com in October of 1996 while still part of Microsoft Corporation. During his 15-year tenure with Expedia, Mr. Fonseca has served in numerous sales, marketing, and business development capacities. Prior to his work in online travel, Mr. Fonseca had served in numerous capacities within Microsoft Corporation, including on Windows 95 marketing teams between 1994 and 1995 and in Microsoft’s corporate field sales force between 1988 and 1993. In 1991 Mr. Fonseca was the sole recipient of the Chairman’s award for outstanding contribution to the success of Microsoft Corporation. Mr. Fonseca studied computer science at the University of Manitoba and he did not complete an undergraduate degree.

Gary M. Fritz has served as Co-President, Partner Services Group since March 2009. Mr. Fritz had previously served as Senior Vice President, Corporate Development and Strategy from April 2006, as Vice President, Strategy between February 2005 and April 2006 and as Director of Strategy between December 2003, when he first joined Expedia, and February 2005. Between September 2000 and December 2003, Mr. Fritz had worked as consultant at McKinsey and Company. Mr. Fritz received his B.A. degree in economics from the University of Pennsylvania and his M.B.A. degree from the Massachusetts Institute of Technology.

Burke F. Norton has served as Executive Vice President, General Counsel and Secretary of Expedia since October 2006. Prior to joining Expedia, Mr. Norton was a partner at the law firm of Wilson Sonsini Goodrich & Rosati P.C., where he practiced corporate and securities law for 11 years, representing emerging growth and technology companies in the enterprise software, telecommunications, semiconductor, life sciences, entertainment and e-commerce industries. Mr. Norton received his J.D. from the University of California, Berkeley, Boalt Hall School of Law, where he was Executive Editor of the California Law Review.

Patricia L. Zuccotti has served as Senior Vice President, Chief Accounting Officer and Controller of Expedia since October 2005. Prior to joining Expedia, Ms. Zuccotti was employed by Deloitte & Touche LLP, a professional services firm, for 22 years, serving most recently as Director, Enterprise Risk Services, from June 2003 to October 2005 and as Director, Audit, from June 1993 to June 2003. Ms. Zuccotti received her B.A. from Trinity College and her M.B.A. from the University of Washington. She is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, Expedia officers and directors and persons who beneficially own more than 10% of a registered class of Expedia’s equity securities are required to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) with the SEC. Such persons are required by the rules of the SEC to furnish Expedia with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to Expedia and/or written representations that no additional forms were required, Expedia believes that all of its directors and officers complied with all of the reporting requirements applicable to them with respect to transactions during 2010.

Director Nominations

Given the ownership structure of the Company and its status as a “controlled company,” the Board of Directors does not have a nominating committee or other committee performing similar functions or any formal policy on director nominations. Pursuant to the Governance Agreement, Liberty Media has the right to nominate a number of directors equal to 20% of the total number of the directors on the Board of Directors

(rounded up to the next whole number if the number of directors on the Board is not an even multiple of five) for election to the Board so long as certain stock ownership requirements are satisfied. The Board does not have specific requirements for eligibility to serve as a director of Expedia, nor does it have a specific policy on diversity. However, in evaluating candidates, regardless of how recommended, the Board considers whether the professional and personal ethics and values of the candidate are consistent with those of Expedia, whether the candidate’s experience and expertise would be beneficial to the Board in rendering service to Expedia, including in providing a mix of Board members that represent a diversity of backgrounds, perspectives and opinions, whether the candidate is willing and able to devote the necessary time and energy to the work of the Board, and whether the candidate is prepared and qualified to represent the best interests of Expedia’s stockholders. Given the controlled status of Expedia, the Board believes the process described above is appropriate. Liberty Media has nominated Dr. Malone and Mr. Fitzgerald as nominees for 2011. The other nominees to the Board were recommended by the Chairman and then were considered and recommended by the entire Board.

The Board of Directors does not have a formal policy regarding the consideration of director candidates recommended by stockholders. However, the Board would consider such recommendations if made in the future. Stockholders who wish to make such a recommendation should send the recommendation to Expedia, Inc., 333 108th Avenue N.E., Bellevue, Washington 98004, Attention: Secretary. The envelope must contain a clear notation that the enclosed letter is a “Director Nominee Recommendation.” The letter must identify the author as a stockholder, provide a brief summary of the candidate’s qualifications and history and be accompanied by evidence of the sender’s stock ownership, as well as consent by the candidate to serve as a director if elected. Any director candidate recommendations will be reviewed by the Secretary and, if deemed appropriate, forwarded to the Chairman for further review. If the Chairman believes that the candidate fits the profile of a director nominee as described above, the recommendation will be shared with the entire Board.

Director Independence and Audit Committee

Director Independence. The Board of Directors has determined that each of Messrs. Battle, Dolgen, Jacobson, Kern and Tazón is an “independent director” as defined by the NASDAQ listing rules. In making its independence determinations, the Board considered the applicable legal standards and any relevant transactions, relationships or arrangements, including legal services provided to a subsidiary of IAC by the law firm in which Mr. Jacobson is a partner and Mr. Tazón’s service as non-executive chairman of Amadeus, a company with which Expedia has a contractual relationship.

Audit Committee. The Audit Committee of the Board of Directors currently consists of three directors: Messrs. Battle, Jacobson and Kern. Each current Audit Committee member satisfies the independence requirements under the current standards imposed by the rules of the SEC and NASDAQ. The Board has determined that each of Messrs. Battle and Kern is an “audit committee financial expert,” as such term is defined in the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis describes Expedia’s executive compensation program as it relates to the following “named executive officers”:

Barry Diller	Chairman/Senior Executive

Victor A. Kaufman	Vice Chairman

Dara Khosrowshahi	Chief Executive Officer

Michael B. Adler	Executive Vice President and Chief Financial Officer

Burke F. Norton	Executive Vice President, General Counsel and Secretary

Expedia has a Compensation Committee and a Section 16 Committee that together have primary responsibility for establishing the compensation of the Company’s named executive officers.

From August 8, 2003 until the Spin-Off of Expedia from IAC on August 9, 2005, the travel-related companies that became Expedia were subsidiaries of IAC. As a result, compensation policies and equity grants made during that period reflect the compensation programs established by the Compensation Committee of the IAC Board of Directors. Certain employment matters relating to Expedia’s named executive officers are governed by the Employee Matters Agreement entered into between IAC and Expedia in connection with the Spin-Off.

Roles of the Compensation Committee and Section 16 Committee

The Compensation Committee is appointed by the Board of Directors and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The Compensation Committee currently consists of Messrs. Dolgen, Fitzgerald and Kern. The Compensation Committee is responsible for (i) administering and overseeing the Company’s executive compensation program, including salary matters, bonus plans and stock compensation plans, and (ii) approving all grants of equity awards, but excluding matters governed by Rule 16b-3 under the Exchange Act (see below). Mr. Dolgen is the chairman of the Compensation Committee.

The Section 16 Committee is also appointed by the Board of Directors and consists entirely of directors who are “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The Section 16 Committee currently consists of Messrs. Dolgen and Kern. The Section 16 Committee is responsible for administering and overseeing matters governed by Rule 16b-3 under the Exchange Act, including approving grants of equity awards to named executive officers. Mr. Dolgen is also the chairman of the Section 16 Committee.

For the purposes of this Compensation Discussion and Analysis, we refer to the Compensation Committee and Section 16 Committee collectively as the “Compensation Committees.”

Role of Executive Officers

Expedia management participates in reviewing and refining Expedia’s executive compensation program. Mr. Khosrowshahi, Expedia’s Chief Executive Officer, annually reviews the performance of the Company and each named executive officer with the Compensation Committees and makes recommendations with respect to the appropriate base salary, annual cash bonus and grants of long-term equity incentive awards for each named executive officer, other than in connection with compensation for himself, Mr. Diller, the Company’s Chairman/Senior Executive, and Mr. Kaufman, the Company’s Vice Chairman. The Chief Executive Officer and the Compensation Committees discuss each recommendation. Based in part on these recommendations and other considerations discussed below, the Compensation Committees review and approve the annual compensation package of each named executive officer.

Role of Compensation Consultants

Management retained Compensia, Inc. to conduct an independent review of the Company’s compensation peer group in each of 2010 and 2011. In both those years, management also retained Compensia to compile data from proxy statements and other SEC filings of peer companies regarding compensation for certain executive officer positions, including the positions held by each of the named executive officers, with the exception of the Vice Chairman position, for which comparable data was not available. In late 2010, management also engaged Compensia to conduct an independent review of the 2011 compensation peer group for the Chairman/Senior Executive position. The Company also regularly uses survey or other data from a number of compensation consulting firms. A more detailed description of the compensation peer group review and use of survey and other data provided by compensation consultants is included below in the section titled “The Role of Peer Groups, Surveys and Benchmarking.”

    Compensation Program Objectives

Expedia’s executive compensation program is designed to attract, motivate and retain highly skilled executives with the business experience and acumen that management and the Compensation Committees believe are necessary for achievement of the Company’s long-term business objectives. In addition, the executive compensation program is designed to reward short- and long-term performance and to align the financial interests of executive officers with the interests of the Company’s stockholders. Management and the Compensation Committees evaluate both performance and compensation levels to ensure that the Company maintains its ability to attract and retain outstanding employees in executive positions and that the compensation provided to these executives remains competitive with the compensation paid to similarly situated executives at comparable companies. To that end, management and the Compensation Committees believe executive compensation packages provided by the Company to the named executive officers should include both cash and equity-based compensation.

    Compensation Program Elements

General

The primary elements of the executive compensation program are base salary, cash bonus and equity compensation. The Compensation Committees review these elements in the first quarter of each year in light of Company and individual performance, recommendations from management and other relevant information, including prior compensation history and outstanding long-term compensation arrangements. Management and the Compensation Committees believe that there are multiple, dynamic factors that contribute to success at an individual and business level. Management and the Compensation Committees have therefore avoided adopting strict formulas and have relied primarily on a discretionary approach that allows the Compensation Committees to set executive compensation levels on a case-by-case basis, taking into account all relevant factors.

Following recommendations from management, the Compensation Committees may also adjust compensation for specific individuals at other times during the year when there are significant changes in responsibilities or under other circumstances that the Compensation Committees consider appropriate.

Base Salary

Base salary represents the fixed portion of a named executive officer’s compensation and is intended to provide compensation for expected day-to-day performance. An executive officer’s base salary is initially determined upon hire or promotion based on the executive officer’s responsibilities, prior experience, individual compensation history and salary levels of other executives within the Company and similarly situated executives at comparable companies.

Base salary is typically reviewed annually or prior to entering into an employment agreement, at which time management makes recommendations to the Compensation Committee based on consideration of a variety of factors, including:

•	the executive’s total compensation relative to other executives in similarly situated positions,

•	individual performance of the executive,

•	the executive’s responsibilities, prior experience, and individual compensation history, including any additional compensation such as signing bonuses or relocation benefits,

•	the terms of the executive’s employment agreement, if any,

•	general economic conditions,

•	competitive compensation market data, when available, and

•	the recommendations of the Chief Executive Officer, other than in connection with compensation for himself, the Chairman/Senior Executive and the Vice Chairman.

In May 2009, the Compensation Committees approved the terms of amended and restated employment agreements for each of Mr. Adler and Mr. Norton pursuant to which Mr. Adler’s base salary was increased from $375,000 to $450,000 and Mr. Norton’s base salary was increased from $375,000 to $425,000, each increase effective January 1, 2010. These increases were approved based on the recommendation of our Chief Executive Officer, which was made in light of their individual performance, no change in base salary since their initial appointment in 2006, and the compensation of executives in similar positions at comparable companies.

Mr. Kaufman has never received a base salary from the Company and no named executive officer received an increase to base salary in connection with the 2010 annual compensation review.

Cash Bonuses

Cash bonuses are granted to recognize and reward an individual’s annual contribution to Company performance. In 2010, each of Messrs. Adler and Norton had a target cash bonus equal to 75% of his base salary for the year. The Chairman/Senior Executive and Chief Executive Officer did not have a target cash bonus percentage. The Vice Chairman has never received a cash bonus and did not have a target cash bonus percentage. Bonus target percentages for executive officers are generally established by the Compensation Committee, based on the recommendation of management, at the time of the executive’s hire or promotion and are reviewed each year by the Chief Executive Officer with the approval of the Chairman/Senior Executive and the Compensation Committee. In addition to annual bonuses related to performance, management may also recommend that the Compensation Committee grant bonuses to new executives upon hire. The Company utilizes new hire bonuses to help attract highly skilled executives to Expedia and to offset an executive’s loss of incentive compensation from a prior employer.

In March 2011, management recommended bonuses with respect to calendar year 2010 for each of the named executive officers after taking into account a variety of factors, including:

•	the Company’s business and financial performance, including year-over-year performance,

•	the executive’s target cash bonus percentage, if any,

•	the executive’s individual performance,

•	the overall funding of the cash bonus pool,

•	amount of bonus relative to other Company executives,

•	general economic conditions,

•	competitive compensation market data, when available, and

•	the recommendations of the Chief Executive Officer, other than in connection with compensation for himself and the Chairman/Senior Executive.

Based on the Compensation Committees’ consideration of these factors, cash bonuses awarded to the named executive officers for 2010 were significantly lower than the bonuses awarded for 2009. Cash bonuses for 2009 had reflected strong individual and Company performance during a significantly challenging macroeconomic environment. For 2010 cash bonuses awarded to the named executive officers, the Compensation Committees gave particular consideration to:

•	the Company’s 2010 financial performance compared to the Company’s financial performance in 2009;

•	the Chief Executive Officer’s recommendations for Messrs. Adler and Norton, which reflected their individual performance during 2010; and

•	for the Chief Executive Officer, his role in directing a substantial expansion of the Company’s business lines internationally as well as other technology and restructuring initiatives.

The cash bonuses awarded to the named executive officers for 2010 were subject to the achievement of performance goals relating either to stock price performance or worldwide hotel bookings, which were satisfied. These performance goals were designed to permit the Company to deduct all named executive officer compensation for 2010 in accordance with Section 162(m) of the Internal Revenue Code. A description of the Section 162(m) performance goals is included in the section below titled “Tax Matters.”

These cash bonuses are reflected in the “Bonus” column of the table below titled “2010 Summary Compensation Table.”

Equity Compensation

Equity compensation is designed to align executive compensation with the interests of stockholders and the long-term performance of the Company. Equity compensation awards link compensation to financial performance because the value of equity awards depends on the Company’s stock price. Equity compensation awards are also an important employee retention tool because they generally vest over a multi-year period, subject to continued service by the award recipient.

Prior to March 2009, Expedia had utilized restricted stock units as its principal form of equity compensation. In March 2009, following a review of the Company’s equity compensation program and practices in light of the Company’s overall compensation program objectives, management recommended, and the Compensation Committees approved, awards of stock options as the Company’s primary equity vehicle. In February 2010, the Compensation Committees, based on management’s recommendation, again approved awards of stock options as the Company’s primary equity compensation vehicle.

Equity awards are typically granted to executive officers upon hire or promotion and annually thereafter. Except where otherwise noted, management generally recommends annual equity awards in the first quarter of each year when the Compensation Committees meet to make determinations regarding annual bonuses for the last completed fiscal year and to set compensation levels for the current fiscal year. The meeting at which the Compensation Committees make these awards is generally scheduled several months in advance and is generally timed to occur after the public disclosure of the Company’s prior year financial statements.

The Compensation Committees review various factors considered by management when it establishes the Company-wide equity grant pool, including:

•	the Company’s business and financial performance, including year-over-year performance,

•	dilution rates, taking into account projected headcount changes and employee turnover,

•	non-cash compensation as a percentage of operating income before amortization,

•	equity compensation utilization by peer companies,

•	general economic conditions, and

•	competitive compensation market data regarding award values.

For specific grants to named executive officers, management makes recommendations to the Section 16 Committee based on a variety of factors, including:

•	individual performance and future potential of the executive,

•	the overall size of the equity grant pool,

•	award value relative to other Company executives,

•	the value of previous grants and amount of outstanding unvested equity awards,

•	competitive compensation market data, to the degree that the available data is comparable, and

•	the recommendations of the Chief Executive Officer, other than in connection with compensation for himself, the Chairman/Senior Executive and the Vice Chairman.

After review and consideration of management’s recommendations, the Section 16 Committee decides whether to approve the grants of equity compensation to executive officers.

In February 2010, each of the named executive officers was awarded stock options that vest in equal installments on the first four anniversaries of the grant date. The exercise price for each stock option was equal to the closing price of the Company’s common stock on the date of grant, and each stock option had a seven-year term.

In connection with the annual stock option awards granted to the Chief Executive Officer, management also reviewed with the Section 16 Committee the Chief Executive Officer’s contribution to the Company’s performance during the prior year, including his contribution to the Company’s significant year-over-year growth in key financial and operating metrics and his role in directing acquisitions and Company-restructuring efforts. For the annual stock option award to Mr. Kaufman, consideration was given to the fact that he does not receive a base salary or cash bonus compensation. In connection with the annual option awards granted to Messrs. Adler and Norton, the Chief Executive Officer reviewed with the Section 16 Committee the individual performance of each executive during 2009. The 2010 stock option grants to the named executive officers are reflected in the table below titled “2010 Grants of Plan-Based Awards.”

Other Compensation

In addition to the primary elements of compensation (base salary, cash bonuses and equity awards) described above, the named executive officers may also receive compensation in the following forms:

•

401(k) Match: Executives who participate in Expedia’s 401(k) Retirement Program are eligible for Company matching contributions (as are all domestic Expedia employees). Expedia matches 50% of each dollar a participant contributes, up to the first 6% of eligible compensation, subject to applicable Internal Revenue Service limits.

•

Personal Use of Corporate Aircraft: Executives may receive benefits attributable to the personal use of certain aircraft, including an aircraft jointly owned by IAC and Expedia (or charter aircraft if that aircraft is temporarily unavailable) and aircraft in which Expedia has purchased a fractional ownership interest. Pursuant to Company policy, Mr. Diller and Mr. Khosrowshahi are encouraged to travel, both for business and personal purposes, on corporate aircraft. In addition to serving general security interests, this means of travel permits them to travel non-stop and without delay, to remain in contact with the Company while traveling, to change plans quickly in the event Company business requires, and to conduct confidential Company business while flying, be it telephonically, by email or in person. These interests are similarly furthered on both business and personal flights, as Mr. Diller and Mr. Khosrowshahi typically provide services to the Company while traveling in either case. Nonetheless, the incremental cost to the Company of travel for personal purposes is reflected as compensation to each of Mr. Diller and Mr. Khosrowshahi from the Company.

In addition, in connection with the Spin-Off and in light of Mr. Diller’s senior role at both companies, Expedia and IAC agreed to share certain expenses associated with the provision of personal benefits to Mr. Diller, including the use of automobiles for personal purposes and certain office space and IT equipment used by individuals who work for Mr. Diller personally. Currently, Expedia and IAC cover 35% and 65% of these costs, respectively.

    The Role of Peer Groups, Surveys and Benchmarking

Management considers multiple data sources when reviewing compensation information to ensure that the data reflect compensation practices of relevant companies in terms of size, industry and geographic location. Among other factors, management considers the following information, when available, in connection with its recommendations to the Compensation Committees regarding compensation for named executive officers:

•	Data from salary and equity compensation surveys that include companies of a similar size, based on market capitalization, revenues and other factors, and

•	Data regarding compensation for comparable executive officer positions from recent proxy statements and other SEC filings of peer companies, which include:

•	direct industry competitors, and

•	non-industry companies with which Expedia commonly competes for talent (including both regional and national competitors).

2010 Peer Groups

For purposes of establishing its compensation peer group for 2010, management recommended to, and reviewed with, the Compensation Committees public companies in technology, travel and/or e-commerce businesses with which Expedia competes for talent at both the executive and employee levels. The companies constituting the compensation peer group for 2010 (the “2010 Peer Group Companies”) were:

Activision Blizzard, Inc.	Netflix, Inc.
Adobe Systems Incorporated	Orbitz Worldwide, Inc.
Alaska Air Group Inc.	Paychex, Inc.
eBay Inc.	priceline.com Incorporated
Equifax Inc.	Royal Caribbean Cruises Ltd.
HSN, Inc.	salesforce.com, inc.
Intuit Inc.	Starwood Hotels & Resorts Worldwide, Inc.
Monster Worldwide, Inc.	Total System Services, Inc.

None of the 2010 Peer Group Companies had an executive chairman role comparable to the Chairman/Senior Executive role at Expedia. As a result, management recommended to, and reviewed with, the Compensation Committees, a compensation peer group for the Chairman/Senior Executive role composed of public companies with a comparable executive chairman role. The companies constituting the 2010 compensation peer group for the Chairman/Senior Executive role were:

Cablevision Systems Corporation	M&T Bank Corporation
CBS Corporation	News Corporation
Fidelity National Information Services, Inc.	Starbucks Corporation
Host Hotels & Resorts, Inc.	Viacom Inc.
Linear Technology Corporation

2011 Peer Groups

In late 2010, management engaged Compensia, an independent compensation consulting firm, to conduct a review of the Company’s compensation peer group. Compensia considered the peer group companies used for 2010 as well as other public companies based on their similarities to Expedia with respect to revenue, industry, location and/or size. For the purposes of establishing the peer group for 2011, the Compensation Committees agreed with management’s proposal, which was based on Compensia’s recommendations, to remove Monster Worldwide, Inc. in light of increased differences between Expedia and Monster’s financial metrics and the fact that Monster was also not a direct industry competitor. The companies constituting the 2011 compensation peer group for all named executive officers other than Mr. Diller are:

Activision Blizzard, Inc.	Orbitz Worldwide, Inc.
Adobe Systems Incorporated	Paychex, Inc.
Alaska Air Group Inc.	priceline.com Incorporated
eBay Inc.	Royal Caribbean Cruises Ltd.
Equifax Inc.	salesforce.com, inc.
HSN, Inc.	Starwood Hotels & Resorts Worldwide, Inc.
Intuit Inc.	Total System Services, Inc.
Netflix, Inc.

In early 2011, management engaged Compensia to perform an independent review of the compensation peer group for the role of Chairman/Senior Executive. Based on Compensia’s recommendations, management proposed that Barnes & Noble, Inc. and Guess Inc. be added to the compensation peer group for the Chairman/Senior Executive role, as each had a comparable executive chairman role.

When available, management considers competitive market compensation paid by other peer group companies but does not attempt to maintain a certain target percentile within the peer group or otherwise rely solely on such data when making recommendations to the Compensation Committees regarding compensation for the named executive officers. Management and the Compensation Committees strive to incorporate flexibility into the compensation programs and the assessment process to respond to and adjust for the evolving business environment and the value delivered by the named executive officers.

    Stock Ownership Policy

To further align the interests of Expedia management and Expedia stockholders, the Executive Committee of the Board of Directors adopted a Stock Ownership Policy, effective October 26, 2009. The Stock Ownership Policy specifies a number of shares that the Chief Executive Officer and all executives reporting directly to the Chief Executive Officer are expected to accumulate and hold by the later of five years from the date of hire or promotion into an eligible position or September 30, 2014 (the “Ownership Target Date”). The Stock Ownership Policy minimum stockholding requirement is 200,000 shares for Mr. Khosrowshahi and 60,000 shares for each of Messrs. Adler and Norton. Unexercised stock options and unvested RSUs are not counted toward compliance with the minimum stockholding requirement. The Stock Ownership Policy also includes stock retention provisions. Prior to the Ownership Target Date, if eligible executives have not met their stockholding requirement, they are required to retain 25% of the net shares received from any exercised options or any vested RSUs until they have met their stockholding requirement. Net shares are the shares remaining after payment of the exercise price and/or withholding of taxes. If executives subject to the policy have not met their stockholding requirement on the Ownership Target Date, the net-share retention percentage increases to 100% until they have met their stockholding requirement.

Expedia’s Securities Trading Policy prohibits employees, including executive officers, from engaging in short sales with respect to Expedia securities or the purchase, sale or issuance of options or rights relating to Expedia securities.

    Tax Matters

Section 162(m) of the Internal Revenue Code generally permits a tax deduction to public corporations for compensation over $1 million paid in any fiscal year to a corporation’s chief executive officer and certain other highly compensated executive officers only if the compensation qualifies as being performance-based under Section 162(m). Expedia endeavors to structure its compensation policies to qualify as performance-based under Section 162(m) whenever it is reasonably possible to do so while meeting Expedia’s compensation objectives. For 2010, the grants of stock options and the payments of annual bonuses were designed to meet the requirements for deductible compensation.

Nonetheless, from time to time certain nondeductible compensation may be paid and the Board of Directors and the Compensation Committees reserve the authority to award nondeductible compensation to executive officers in appropriate circumstances. In addition, it is possible that some compensation paid pursuant to certain equity awards that have already been granted may be nondeductible as a result of Section 162(m).

For purposes of allowing the Company to deduct all employee compensation in accordance with Section 162(m), the Compensation Committees made all annual bonuses payable to named executive officers in 2010 subject to the satisfaction of either one of the following performance goals:

•

worldwide hotel bookings (on a room night stayed basis) of the Company on a consolidated basis in any of the three consecutive calendar quarters beginning with the second quarter of 2010 must be at least 5% higher than worldwide hotel bookings in the corresponding calendar quarter twelve months before, excluding the benefit of any acquisitions by the Company during such period; or

•

on at least 30 trading days during the period beginning March 2, 2010 through December 31, 2010, the closing price per share of the Company’s common stock exceeds by at least 5% the closing price of the Company’s common stock on March 1, 2010, taking into account any Share Change or Corporate Transaction (each as defined in the Expedia 2005 Plan).

In general, these performance goals reflect minimally acceptable Company performance, but with respect to which there is substantial uncertainty when established. Based on data provided by management, the Compensation Committee certified that the Section 162(m) goals for 2010 have been satisfied. The Compensation Committee exercises negative discretion in setting payouts under the annual incentive plan. By setting a high amount that can then be reduced, the Company is advised by legal counsel that the Company’s annual incentive plan meets the requirements of Section 162(m). As a result, while performance targets are utilized in setting compensation under this plan, ultimately the level of those targets and the Compensation Committee’s use of negative discretion typically result in the award of compensation as if the annual incentive plan were operating as a discretionary plan. Additionally, under applicable Internal Revenue Service rules, the personal use of corporate aircraft leads to a disallowance of the deduction by the Company for tax purposes of certain airplane-related costs.

    Change in Control

Under the Expedia 2005 Plan, certain executive officers (including all the named executive officers) are entitled to accelerated vesting of equity awards in the event of a change in control of Expedia. The Compensation Committees believe that accelerated vesting of equity awards in connection with change in control transactions would provide an incentive for these executives to continue to help execute successfully such a transaction from its early stages until closing.

The change in control definition in the Expedia 2005 Plan does not include the acquisition of voting control by Liberty Media Corporation (a “Liberty Change in Control”). However, for a limited number of awards, the Section 16 Committee has approved agreements that provide for acceleration of equity upon a Liberty Change in Control. The definition of change in control in Mr. Khosrowshahi’s 2006 performance grant and Messrs. Adler and Norton’s new-hire grants each include a Liberty Change in Control. Given the nature of Mr. Diller’s voting arrangement with Liberty Media Corporation, a Liberty Change in Control could occur suddenly and without warning. Since Messrs. Khosrowshahi, Adler and Norton are among the executive officers whose employment experience would be likely to change most substantially and immediately in the event of a Liberty Change in Control, providing them with additional protection through acceleration of these grants helps the Company more fully realize the retentive effect of their equity compensation.

For a description and quantification of these change in control benefits, please see the section below titled “Executive Compensation — Potential Payments Upon Termination or Change in Control.”

    Severance

The Company has entered into an employment agreement with each of Messrs. Khosrowshahi, Adler and Norton, pursuant to which, in the event of a qualifying termination:

•

the Company will continue to pay base salary through the longer of the end of the term of the employment agreement and 12 months (in all cases provided that such payments will be offset by any amount earned from another employer during such time period);

•	the Company will consider in good faith the payment of discretionary bonuses on a pro rata basis for the year in which termination of employment occurs;

•

with the exception of restricted stock units granted pursuant to the Restricted Stock Unit Agreement between Mr. Khosrowshahi and the Company, dated March 7, 2006, as amended, and contingent upon the satisfaction of any applicable performance conditions, all equity held by Messrs. Khosrowshahi, Adler and Norton that otherwise would have vested during the 12-month period following termination of employment will accelerate (provided that equity awards that vest less frequently than annually shall be treated as though such awards vested annually); and

•

Messrs. Khosrowshahi, Adler and Norton will have 18 months following such date of termination to exercise any vested stock options (including stock options accelerated pursuant to the terms of the executive’s employment agreement) or, if earlier, through the scheduled expiration date of the options.

These arrangements are intended to attract and retain qualified executives who may have other employment alternatives that may appear to them to be less risky absent these arrangements.

Not all the Company’s executive officers have employment agreements or award agreements that provide benefits in the event their employment with Expedia is terminated. In these cases, based on the recommendation of management, the Compensation Committees have determined that it is in the best interests of the Company to retain the flexibility to determine such benefits on a case-by-case basis.

2010 Summary Compensation Table

The table below sets forth certain information regarding the compensation that Expedia’s Chief Executive Officer, Chief Financial Officer and three other most highly compensated officers earned during the fiscal year ended December 31, 2010 and during the two prior years.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Barry Diller	2010	$465,000	$1,000,000	$—	$2,210,516	$643,796	$4,319,312
Chairman and Senior	2009	465,000	2,000,000	—	1,305,924	731,779	4,502,703
Executive	2008	465,000	625,000	2,499,979	—	799,065	4,389,044

Victor A. Kaufman	2010	—	—	—	1,381,805	—	1,381,805
Vice Chairman	2009	—	—	—	613,171	—	613,171
	2008	—	—	816,486	—	—	816,486

Dara Khosrowshahi	2010	1,000,000	1,125,000	—	2,763,610	284,200	5,172,810
Chief Executive Officer	2009	1,000,000	2,250,000	—	1,337,366	256,330	4,843,696
	2008	1,000,000	1,250,000	4,999,982	—	113,304	7,363,286

Michael B. Adler	2010	448,846	225,000	—	1,013,324	8,818	1,695,988
Executive Vice President	2009	375,000	375,000	—	1,012,939	12,976	1,775,915
and Chief Financial Officer	2008	375,000	245,000	949,986	—	6,308	1,576,294

Burke F. Norton	2010	424,231	250,000	—	1,151,504	10,617	1,836,352
Executive Vice President	2009	375,000	375,000	—	813,055	600	1,563,655
and General Counsel	2008	375,000	220,000	799,978	—	—	1,394,978

(1)	Reflects base salary earned during 2010. The amounts shown for Messrs. Adler and Norton reflect a mid-year salary adjustment. See the section above titled “Compensation Discussion and Analysis — Compensation Program Elements — Base Salary” for a description of changes to annual base salaries during 2010.
(2)	Bonus amounts for 2010 reflect annual cash bonuses that were paid in 2011, for performance in 2010, pursuant to the 2010 Cash Bonus Plan for senior executive employees of the Company approved by the Compensation Committee on February 23, 2010 (the “2010 Cash Bonus Plan”). Pursuant to the 2010 Cash Bonus Plan, each named executive officer was eligible to receive a cash bonus, subject to (i) the achievement of performance goals relating either to stock price performance or worldwide hotel bookings and (ii) a $10 million maximum amount that was intended to preserve flexibility under Section 162(m) of the Internal Revenue Code to ensure deductibility of any bonus that the Compensation Committee determined appropriate. See the section above titled “Compensation Discussion and Analysis — Compensation Program Elements — Cash Bonuses” for a description of the 2010 Cash Bonus Plan and “Compensation Discussion and Analysis — Tax Matters” for a description of the Section 162(m) provisions. Having previously certified that the relevant performance criteria had been met, the Compensation Committees approved cash bonus awards pursuant to the 2010 Cash Bonus Plan to the named executive officers who received cash bonuses on March 1, 2011.
(3)	Amounts shown are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. These amounts reflect an estimate of the grant date fair value and may not correspond to the actual value that will be recognized by the named executive officers. Stock awards consist of restricted stock units valued using the closing price of Expedia common stock on the NASDAQ Stock Market on the day immediately preceding the grant date. Stock options awarded in 2009 are valued at the date of grant using the Black-Scholes pricing model, assuming no dividends; stock options awarded in 2010 and 2011 are valued at the date of grant using the Black-Scholes pricing model, assuming an annual dividend rate of 1.25% and 1.42%. The Black-Scholes model incorporates various other assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on historical volatility of our common stock and other relevant factors. The expected term is based on our historical experience and on the terms and conditions of the stock option awards granted to employees. The expected term (and related risk-free interest rate) for Mr. Diller is based on his historical practice of holding Expedia stock options until expiration. The following are the assumptions used in the Black-Scholes option pricing model for awards to the named executive officers for the year ended December 31, 2010:

	Expected Term (years)	Risk-Free Interest Rate (%)	Expected Volatility (%)	Assumed Annual Dividend Rate (% of grant date closing price)
Barry Diller	7.00	2.88	51.79	1.25
All other named executive officers	4.64	2.18	51.79	1.25

(4)	See the table below for additional information regarding certain components of amounts reflected in the “All Other Compensation” column above.

2010 All Other Compensation

	Barry Diller	Victor Kaufman	Dara Khosrowshahi	Michael B. Adler	Burke F. Norton
Personal Use of Corporate Aircraft(a)	$605,786	$—	$274,050	$—	$—
Miscellaneous(b)	38,010	—	—	—	—
Dividend Equivalents(c)	—	—	2,800	1,930	3,267
401(k) Company Match(d)	—	—	7,350	6,888	7,350

(a)	Reflects the incremental cost to Expedia for personal use of corporate aircraft, including an aircraft jointly owned by each of Expedia and IAC (or charter aircraft in the event the jointly-owned aircraft is temporarily unavailable) and aircraft in which Expedia has purchased a fractional ownership interest. In 2010, the incremental cost to Expedia for Messrs. Diller and Khosrowshahi’s personal use of these aircraft is based on the average variable operating cost to Expedia. Variable operating costs include fuel, certain maintenance costs, navigation fees, onboard catering, landing fees, crew travel expenses and other miscellaneous variable costs. Calculated separately for the jointly-owned aircraft and the aircraft for which Expedia has purchased a fractional interest, the total annual variable costs are divided by the annual number of hours such aircraft flew to derive an average variable cost per hour. This average variable cost per hour is then multiplied by the hours flown for personal use (for the jointly-owned aircraft, including flights to the hangar or other locations without passengers, commonly referred to as “deadhead” flights), to derive the incremental cost. We do not include fixed costs that do not change based on usage, such as pilots’ salaries, purchase costs, insurance, scheduled maintenance and non-trip-related hangar expenses in the case of the jointly-owned aircraft, and purchase costs and management fees in the case of the fractional interest aircraft. In 2010, each of Mr. Diller and Mr. Khosrowshahi occasionally had family members or other guests accompany him on personal trips, at no incremental cost to the Company. See the section above titled “Compensation Discussion and Analysis — Compensation Program Elements — Other Compensation” for a description of the Company’s policy regarding the personal use of Company aircraft by Messrs. Diller and Khosrowshahi.
(b)	In connection with the Spin-Off, Expedia and IAC agreed, in light of Mr. Diller’s senior role at both companies and his anticipated use of certain resources for the benefit of both companies, that certain expenses associated with such usage would be shared between Expedia and IAC. Mr. Diller is provided with the use of certain automobiles for business and personal purposes and certain IAC-owned office space and IT equipment for use by certain individuals who work for Mr. Diller personally. For 2010 Expedia and IAC covered 35% and 65% of these costs, respectively.
(c)	Unvested RSUs are credited with dividend equivalents at the same rate and at the same time as regular cash dividends paid to the Company’s common stockholders. Such dividend equivalents vest and are paid upon vesting of the underlying RSUs. The amounts of such dividend equivalents were not factored into the grant date fair values of RSUs awarded to executives prior to 2010. Accordingly, dividend equivalents paid to executives in 2010 on unvested RSUs awarded prior to 2010 are included in “all other compensation.”
(d)	Represents matching contributions of Expedia under the Expedia 401(k) Retirement Savings Plan. Under this plan as in effect through December 31, 2010, Expedia matches $0.50 for each dollar a participant contributes, up to the first 6% of eligible compensation, subject to limits imposed by the Internal Revenue Code.

2010 Grants of Plan-Based Awards

On February 23, 2010, the Section 16 Committee approved stock option awards to the named executive officers as follows:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options(#)(1)	Exercise Price or Base Price of Option Awards ($/Sh)	Closing Market Price on Date of Grant ($)	Grant Date Fair Value of Option Awards ($)(2)
Barry Diller	02/23/2010	200,000	$22.42	$22.42	$2,210,516
Victor A. Kaufman	02/23/2010	150,000	22.42	22.42	1,381,805
Dara Khosrowshahi	02/23/2010	300,000	22.42	22.42	2,763,610
Michael B. Adler	02/23/2010	110,000	22.42	22.42	1,013,324
Burke F. Norton	02/23/2010	125,000	22.42	22.42	1,151,504

(1)	All options have a seven-year term and vest in four equal installments commencing on the first anniversary of the grant date.
(2)	Reflects the full grant date fair value, calculated in accordance with FASB ASC Topic 718 using a Black-Scholes option valuation methodology. These amounts reflect an estimate of the grant date fair value and may not correspond to the actual value that will be recognized by the named executive officers. See footnote 3 of the “2010 Summary Compensation Table” above for more information regarding assumptions used in the Black-Scholes pricing model.

2011 Grants of Plan-Based Awards

On March 1, 2011, the Section 16 Committee approved stock option awards to the named executive officers as follows:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options(#)(1)	Exercise Price or Base Price of Option Awards ($/Sh)	Closing Market Price on Date of Grant ($)	Grant Date Fair Value of Option Awards ($)(2)
Barry Diller	March 1, 2011	100,000	$19.6925	$19.6925	$914,851
Victor A. Kaufman	March 1, 2011	75,000	19.6925	19.6925	574,999
Dara Khosrowshahi	March 1, 2011	150,000	19.6925	19.6925	1,149,998
Michael B. Adler	March 1, 2011	75,000	19.6925	19.6925	574,999
Burke F. Norton	March 1, 2011	100,000	19.6925	19.6925	766,665

(1)	All options have a seven-year term and vest in four equal installments commencing on the first anniversary of the grant date.
(2)	Reflects the full grant date fair value, calculated in accordance with FASB ASC Topic 718 using a Black-Scholes option valuation methodology. These amounts reflect an estimate of the grant date fair value and may not correspond to the actual value that will be recognized by the named executive officers. The following are the assumptions used in the Black-Scholes option pricing model for awards to the named executive officers on March 1, 2011:

	Expected Term (years)	Risk-Free Interest Rate(%)	Expected Volatility (%)	Assumed Annual Dividend Rate (% of grant date closing price)
Barry Diller	7.00	2.77	49.72	1.42
All other named executive officers	4.64	1.92	49.90	1.42

Outstanding Equity Awards at 2010 Year-End

The following table provides information regarding the holdings of stock options and RSUs by the named executive officers as of December 31, 2010. The market value of the RSUs is based on the closing price of Expedia common stock on the NASDAQ Stock Market on December 31, 2010, the last trading day of the year, which was $25.09.

		Option Awards						Stock Awards
	Grant	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have		Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Date(1)	Exercisable		Unexercisable		Price ($)	Date	Not Vested (#)		Vested ($)	Vested (#)		Vested ($)

Barry Diller	06/07/2005	1,400,000	(2)	—		$38.35	06/07/2015	—		$—	—		$—
	06/07/2005	2,400,000	(2)	—		28.49	06/07/2015	—		—	—		—
	03/02/2009	50,000		150,000	(3)	7.36	03/02/2016	—		—	—		—
	03/02/2009	—		150,000	(4)	9.20	03/02/2016	—		—	—		—
	02/23/2010	—		200,000	(3)	22.42	02/23/2017	—		—	—		—
	02/27/2007	—		—		—	—	36,850	(5)	924,567	—		—
	02/28/2008	—		—		—	—	61,907	(6)	1,553,247	—		—

Victor A. Kaufman	03/02/2009	37,500		112,500	(3)	7.36	03/02/2016	—		—	—		—
	03/02/2009	—		50,000	(4)	9.20	03/02/2016	—		—	—		—
	02/23/2010	—		150,000	(3)	22.42	02/23/2017	—		—	—		—
	02/27/2007	—		—		—	—	18,425	(7)	462,283	—		—
	02/28/2008	—		—		—	—	19,810	(8)	497,033	—		—

Dara Khosrowshahi	04/25/2001	41,666		—		20.06	04/25/2011	—		—	—		—
	12/16/2001	164,027		—		21.19	12/16/2011	—		—	—		—
	03/02/2009	62,500		187,500	(3)	7.36	03/02/2016	—		—	—		—
	03/02/2009	—		200,000	(4)	9.20	03/02/2016	—		—	—		—
	02/23/2010	—		300,000	(3)	22.42	02/23/2017	—		—	—		—
	03/07/2006	—		—		—	—	—		—	800,000	(9)	20,072,000
	02/27/2007	—		—		—	—	36,850	(10)	924,567	—		—
	06/06/2007	—		—		—	—	40,000	(11)	1,003,600	—		—
	02/28/2008	—		—		—	—	123,813	(12)	3,106,468	—		—

Michael B. Adler	03/02/2009	—		187,500	(3)	7.36	03/02/2016	—		—	—		—
	03/02/2009	—		80,000	(4)	9.20	03/02/2016	—		—	—		—
	02/23/2010	—		110,000	(3)	22.42	02/23/2017	—		—	—		—
	05/16/2006	—		—		—	—	16,967	(13)	425,702	—		—
	05/16/2006	—		—		—	—	10,604	(13)	266,054	—		—
	02/27/2007	—		—		—	—	15,661	(14)	392,934	—		—
	02/28/2008	—		—		—	—	23,525	(15)	590,242	—		—

Burke F. Norton	03/02/2009	50,000		150,000	(3)	7.36	03/02/2016	—		—	—		—
	03/02/2009	—		65,000	(4)	9.20	03/02/2016	—		—	—		—
	02/23/2010	—		125,000	(3)	22.42	02/23/2017	—		—	—		—
	10/25/2006	—		—		—	—	31,117	(13)	780,726	—		—
	02/27/2007	—		—		—	—	7,370	(16)	184,913	—		—
	02/28/2008	—		—		—	—	19,810	(17)	497,033	—		—

(1)	Represents the date on which the original grant was approved by the applicable compensation committee. All awards with a grant date prior to the effective date of the Spin-Off, August 9, 2005, were granted by IAC and were converted into Expedia equity awards upon effectiveness of the Spin-Off.
(2)	Options vested in full on June 7, 2010, the fifth anniversary of the grant date. A description of other material terms is included in the section below titled “Potential Payments Upon Termination or Change in Control — Barry Diller.”
(3)	Options vest in four equal installments commencing on the first anniversary of the grant date.
(4)	Options vest in full on March, 2, 2012, the third anniversary of the grant date.
(5)	Of these RSUs, 18,425 vested on February 27, 2011 and 18,425 will vest on February 27, 2012.
(6)	Of these RSUs, 20,636 vested on February 28, 2011; 20,635 will vest on February 28, 2012 and 20,636 will vest on February 28, 2013.
(7)	Of these RSUs, 9,212 vested on February 27, 2011 and 9,213 will on February 27, 2012.
(8)	Of these RSUs, 6,603 vested on February 28, 2011; 6,603 will vest on February 28, 2012 and 6,604 will vest on February 28, 2013.
(9)	The vesting provisions of this award are described in the section below titled “Potential Payments Upon Termination or Change in Control — Dara Khosrowshahi — 2006 RSU Award.” 160,000 of these RSUs are beneficially owned by Mr. Khosrowshahi’s former spouse.
(10)	Of these RSUs, 18,425 vested on February 27, 2011 and 18,425 will vest on February 27, 2012.
(11)	Of these RSUs, 20,000 will vest on June 6 in each of 2011 and 2012.
(12)	Of these RSUs, 41,271 vested on February 28, 2011 and 41,271 will vest on February 28 in each of 2012 and 2013.
(13)	The vesting provisions of these awards are described in the section below titled “Potential Payments Upon Termination or Change in Control — Michael B. Adler and Burke F. Norton — 2006 RSU Awards.”
(14)	Of these RSUs, 7,830 vested on February 27, 2011 and 7,831 will vest on February 27, 2012.
(15)	Of these RSUs, 7,842 vested on February 28, 2011; 7,841 will vest on February 28, 2012 and 7,842 will vest on February 28, 2013.
(16)	Of these RSUs, 3,685 vested on February 27, 2011 and 3,685 will vest on February 27, 2012.
(17)	Of these RSUs, 6,603 vested on February 28, 2011; 6,603 will vest on February 28, 2012 and 6,604 will vest on February 28, 2013.

2010 Option Exercises and Stock Vested

The following table provides information regarding options exercised by and restricted stock unit awards vested for the named executive officers during the fiscal year ended December 31, 2010.

	Option Awards				Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)		Value Realized on Exercise ($)(2)		Number of Shares Acquired on Vesting (#)(3)	Value Realized on Vesting ($)(4)
Barry Diller	—		$—		39,059	$868,672
Victor A. Kaufman	—	(5)	—	(5)	24,069	535,295
Dara Khosrowshahi	162,501		1,502,127		98,531	2,143,348
Michael B. Adler	62,500		1,229,525		43,242	977,141
Burke F. Norton	—		—		25,847	668,814

(1)	Represents the gross number of shares acquired upon exercise of vested options without taking into account any shares that may be withheld to cover option exercise price or applicable tax obligations.
(2)	Represents the value of exercised options calculated by multiplying (i) the number of shares of Expedia’s common stock to which the exercise of the option related by (ii) the difference between the market price of Expedia’s common stock at exercise and the exercise price of the options.
(3)	Represents the gross number of shares acquired upon vesting of RSUs without taking into account any shares that may be withheld to satisfy applicable tax obligations.
(4)	Represents the value of vested RSUs calculated by multiplying the gross number of vested RSUs by the closing price of Expedia common stock on the NASDAQ Stock Market on the vesting date or if the vesting occurred on a day on which the NASDAQ Stock Market was closed for trading, the next trading day.
(5)	During the fiscal year ended December 31, 2010, Mr. Kaufman acquired 293,750 shares of Expedia common stock with a value realized on exercise of $1,754,864 relating to the exercise of options originally awarded by IAC that were converted into options to purchase shares of Expedia common stock in connection with the Spin-Off.

Potential Payments Upon Termination or Change in Control

Certain of our compensation plans, award agreements and employment agreements entitle some of the named executive officers to accelerated vesting of equity awards or severance payments in the event of a change in control of Expedia and/or upon the termination or material adverse modification of the executive’s employment with Expedia under specified circumstances. These plans and agreements are described below as they apply to each named executive officer.

Barry Diller

2010 Stock Option Awards. Mr. Diller was granted a stock option award under the Expedia 2005 Plan in February 2010. The award featured incremental vesting whereby 25% of the stock option award will vest and become exercisable on each anniversary of the date of grant over four years (an “Incremental Vesting Stock Option Award”). Pursuant to the Expedia 2005 Plan, in the event of a change in control, the stock options held by officers of the Company (and not the Company’s subsidiaries) with a title of Senior Vice President or above, which includes Mr. Diller, as of immediately prior to the change in control, will become fully vested and exercisable. The Expedia 2005 Plan defines a “change in control” as follows: a “change in control” occurs if: (i) another party, other than Mr. Diller, Liberty Media Corporation or their respective affiliates, becomes the beneficial owner of at least 50% of the Company’s outstanding voting stock, with certain exceptions; (ii) there is a change in the majority of the Company’s Board not endorsed by the requisite number of incumbent board members; (iii) the Company consummates a merger, reorganization or consolidation with another party, or the sale or other disposition of all or substantially all of the Company’s assets or the purchase of assets or stock of another entity (“Business Combination”), unless the beneficial stockholders of the Company immediately following such Business Combination retain more than 50% of the outstanding voting stock of the entity resulting from the Business Combination in substantially the same proportions as their ownership of voting stock immediately prior to such Business Combination, and at least a majority of the members of the board of directors of the entity resulting from the Business Combination were incumbent directors of the Company’s Board at the time of the initial agreement or Board action providing for such Business Combination; or (iv) the Company’s stockholders approve the complete liquidation or dissolution of the Company.

2009 Stock Option Awards. Mr. Diller was granted two types of stock option awards under the Expedia 2005 Plan in March 2009. One stock option award was an Incremental Vesting Stock Option Award and the other stock option award featured a cliff vesting schedule where the stock option award will vest in its entirety on the third anniversary of the date of grant (a “Cliff Vesting Stock Option Award”). In the event of a change in control of Expedia, these stock option awards will vest as described in the section above titled “Barry Diller — 2010 Stock Option Awards.”

2007 and 2008 RSU Awards. Mr. Diller was granted RSU awards under the Expedia 2005 Plan in both February 2007 and February 2008 with 20% of the RSU awards vesting on each anniversary of the award date over a five-year term. As of December 31, 2010, 98,757 of these RSUs remained unvested. Pursuant to the Expedia 2005 Plan, in the event of a change in control of Expedia, the RSUs held by officers of the Company (and not the Company’s subsidiaries) with a title of Senior Vice President or above, which includes Mr. Diller, as of the time of the change in control, will be considered to be earned and payable in full and any deferral or other restrictions will lapse and such RSUs will be settled in cash or shares of Expedia common stock as promptly as practicable. Mr. Diller’s awards were contingent on the satisfaction of certain performance goals, which have subsequently been satisfied.

Victor Kaufman

2010 Stock Option Awards. Mr. Kaufman was granted an Incremental Vesting Stock Option Award in February 2010. In the event of a change in control of Expedia, this stock option award will vest as described in the section above titled “Barry Diller — 2010 Stock Option Awards.”

2009 Stock Option Awards. Mr. Kaufman was granted an Incremental Vesting Stock Option Award and a Cliff Vesting Stock Option Award under the Expedia 2005 Plan in March 2009. In the event of a change in control of Expedia, these stock option awards will vest as described in the section above titled “Barry Diller — 2010 Stock Option Awards.”

2007 and 2008 RSU Awards. Mr. Kaufman was granted RSU awards under the Expedia 2005 Plan in both 2007 and 2008, with 20% of the RSU awards vesting on each anniversary of the award date over a five-year term. As of December 31, 2010, 38,235 of these RSUs remained unvested. In the event of a change in control of Expedia, these RSUs will vest as described in the section above titled “Barry Diller — 2007 and 2008 RSU Awards.” Mr. Kaufman’s 2007 and 2008 RSU awards were contingent on the satisfaction of certain performance goals, which have subsequently been satisfied.

Dara Khosrowshahi

Khosrowshahi Employment Agreement. Expedia entered into an employment agreement with Mr. Khosrowshahi (the “Khosrowshahi Employment Agreement”), effective as of May 28, 2009, for a term of three years. Pursuant to the Khosrowshahi Employment Agreement, if Mr. Khosrowshahi terminates his employment with the Company for good reason or the Company terminates his employment with the Company without cause, Mr. Khosrowshahi is entitled to receive his base salary through the longer of (i) the completion of the term of the Khosrowshahi Employment Agreement and (ii) 12 months. Further, the Company will consider in good faith the payment of discretionary bonuses on a pro rata basis for the year in which his termination of employment occurs. With the exception of the RSUs granted pursuant to Mr. Khosrowshahi’s 2006 RSU Award (discussed below), all equity awards held by Mr. Khosrowshahi that otherwise would have vested during the twelve-month period following the termination of his employment with the Company for good reason or the Company’s termination of his employment without cause, will accelerate (provided that (i) equity awards that vest less frequently than annually will be treated as though such awards vested annually and (ii) any award amount that is subject to outstanding performance conditions will vest if and only to the extent such performance conditions are satisfied). Mr. Khosrowshahi will have eighteen months following such date of termination to exercise any vested stock options (including stock options accelerated pursuant to the terms of the Khosrowshahi Employment Agreement) or, if earlier, through the scheduled expiration date of the options. Mr. Khosrowshahi is restricted from competing with the Company or soliciting or hiring Company employees during the term of the Khosrowshahi Employment Agreement and for a two-year period following the termination of his employment with the Company.

“Good reason” is defined in the Khosrowshahi Employment Agreement to mean the occurrence of any of the following without the executive’s consent: (i) the Company’s material breach of any material provision of the Khosrowshahi Employment Agreement, (ii) the material reduction in Mr. Khosrowshahi’s title, duties or reporting responsibilities, (iii) a material reduction in Mr. Khosrowshahi’s base salary, or (iv) the relocation of Mr. Khosrowshahi’s principal place of employment more than 50 miles outside of the Seattle metropolitan area.

“Cause” is defined under the Khosrowshahi Employment Agreement to mean Mr. Khosrowshahi’s (i) plea of guilty or nolo contendere to, conviction for, or the commission of, a felony offense, (ii) material breach of a fiduciary duty owed to the Company or any of its subsidiaries, (iii) material breach of any of the covenants made pursuant to the Khosrowshahi Employment Agreement, (iv) willful or gross neglect of the material duties required by the Khosrowshahi Employment Agreement, or (v) knowing and material violation of any Company policy pertaining to ethics, wrongdoing or conflicts of interest, subject to certain qualifications.

2010 Stock Option Awards. Mr. Khosrowshahi was granted an Incremental Vesting Stock Option Award in February 2010. In the event of a change in control of Expedia, this stock option award will vest as described in the section above titled “Barry Diller — 2010 Stock Option Awards.” In the event Mr. Khosrowshahi terminates his employment with the Company for good reason or the Company terminates his employment with the Company without cause, the stock options will vest as described in the section above titled “Dara Khosrowshahi — Khosrowshahi Employment Agreement.”

2009 Stock Option Awards. Mr. Khosrowshahi was granted an Incremental Vesting Stock Option Award and a Cliff Vesting Stock Option Award under the Expedia 2005 Plan in March 2009. In the event of a change in control of Expedia, these stock option awards will vest as described in the section above titled “Barry Diller — 2010 Stock Option Awards.” In the event Mr. Khosrowshahi terminates his employment with the Company for good reason or the Company terminates his employment with the Company without cause, the stock options will vest as described in the section above titled “Dara Khosrowshahi — Khosrowshahi Employment Agreement.”

2007 and 2008 RSU Awards. Mr. Khosrowshahi was granted RSU awards under the Expedia 2005 Plan in both 2007 and 2008 with 20% of the RSU awards vesting on each anniversary of the award date over a five-year term. As of December 31, 2010, 200,663 of these RSUs remained unvested. In the event of a change in control of Expedia, these RSUs will vest as described in the section above titled “Barry Diller — 2007 and 2008 RSU Awards.” Mr. Khosrowshahi’s 2007 and 2008 RSU awards were contingent on the satisfaction of certain performance goals, which have subsequently been satisfied. In the event Mr. Khosrowshahi terminates his employment with the Company for good reason or the Company terminates his employment with the Company without cause, the RSUs will vest as described in the section above titled “Dara Khosrowshahi — Khosrowshahi Employment Agreement.”

2006 RSU Award. On March 7, 2006, the Compensation Committee approved certain compensation arrangements with Mr. Khosrowshahi, including the grant of 800,000 RSUs pursuant to the Expedia 2005 Plan (the “2006 RSU Award”). As of December 31, 2010, all 800,000 of these RSUs remained unvested. Of these RSUs, 75% will vest (the “Initial Vesting”) upon Expedia’s achievement of OIBA of $1.0 billion for a full fiscal year, adjusted as described below (the “OIBA Target”). The 2006 RSU Award was also contingent on the satisfaction of certain other performance goals, which goals have subsequently been satisfied. The Initial Vesting shall, at the election of the Company, also be subject to the additional condition that at such time as the Company achieves the OIBA Target, Mr. Khosrowshahi shall agree to remain employed as the Chief Executive Officer of the Company for an additional two years following satisfaction of the OIBA Target on no less favorable terms to Mr. Khosrowshahi than the terms of employment as in effect at the time of such agreement.

If Mr. Khosrowshahi has not voluntarily terminated his employment with Expedia or has not been terminated for cause on the first anniversary of the Initial Vesting, the remaining portion of the RSUs will vest. If Expedia terminates Mr. Khosrowshahi without cause in any year in which Expedia achieves an OIBA target of $900 million, adjusted as described below (the “Modified OIBA Target”), then 75% of the RSUs will vest upon such termination of employment and the remaining RSUs will be forfeited. If there is a change in control of Expedia, then 50% of the outstanding RSUs vest immediately, without regard to the OIBA targets. If within one year of the change in control Mr. Khosrowshahi is terminated without cause or Mr. Khosrowshahi incurs a material adverse modification of his duties, then the remaining RSUs will vest, without regard to the OIBA Target.

For purposes of calculating the OIBA Target and the Modified OIBA Target, the operating results of all entities acquired by Expedia will also be included, starting with the first full fiscal year after any such acquisitions. In the case of each acquisition, the OIBA Target or Modified OIBA Target will be increased by the amount of OIBA that Expedia expects to achieve in the first full fiscal year following such acquisition, as projected by Expedia at the time of the acquisition. The OIBA Target and the Modified OIBA Target have not yet been met.

For the purposes of the 2006 RSU Award, a “change in control” is defined by reference to the Expedia 2005 Plan, as described in the section above titled “Barry Diller — 2010 Stock Option Awards.” In addition, the 2006 RSU Award provides that a change in control will include termination of the irrevocable proxy held by Mr. Diller to vote shares of Expedia common stock held by Liberty Media or its affiliates, or the acquisition by Liberty Media or its affiliates, of beneficial ownership of equity securities of Expedia, whereby Liberty Media acquires or assumes more than 35% of the voting power of the then outstanding equity securities of Expedia entitled to vote generally on the election of Expedia’s directors.

Under the 2006 RSU Award, “cause” is defined by reference to the Expedia 2005 Plan as follows: (i) the willful or gross neglect by a participant of his employment duties, (ii) the plea of guilty or nolo contendere to, or conviction for, the commission of a felony offense by a participant, (iii) a material breach of the participant’s fiduciary duty owed to the Company or any of its subsidiaries, or (iv) a material breach by a participant of any nondisclosure, nonsolicitation or noncompetition obligation owed to the Company.

Michael B. Adler and Burke F. Norton

Employment Agreements. Expedia has entered into an employment agreement (an “Employment Agreement”) with each of Mr. Adler and Mr. Norton. Mr. Adler’s Employment Agreement, as amended, was effective as of May 16, 2009 for a term of three years, and Mr. Norton’s Employment Agreement, as amended, was effective as of May 28, 2009 for a term of three years. Pursuant to the Employment Agreements, if the executive terminates his employment with the Company for good reason or the Company terminates the executive’s employment with the Company without cause, the executive is entitled to the benefits and subject to the restrictions described above under the section titled “Dara Khosrowshahi — Khosrowshahi Employment Agreement.” Under the Employment Agreements, “good reason” and “cause” have the same meaning as under the Khosrowshahi Employment Agreement.

2010 Stock Option Awards. In February 2010, Messrs. Adler and Norton were each granted an Incremental Vesting Stock Option Award. In the event of a change in control of Expedia, these stock option awards will vest as described in the section above titled “Barry Diller — 2010 Stock Option Awards.” In the event Mr. Adler or Mr. Norton terminates his employment with the Company for good reason or the Company terminates such executive’s employment without cause, these options will vest as described in the section above titled “Michael B. Adler and Burke F. Norton — Employment Agreements.”

2009 Stock Option Awards. In March 2009, Messrs. Adler and Norton were each granted a Cliff Vesting Stock Option Award and an Incremental Vesting Stock Option Award under the Expedia 2005 Plan. In the event of a change in control of Expedia, these stock option awards will vest as described in the section above titled “Barry Diller — 2010 Stock Option Awards.” In the event Mr. Adler or Mr. Norton terminates his employment with the Company for good reason or the Company terminates such executive’s employment without cause, these options will vest as described in the section above titled “Michael B. Adler and Burke F. Norton — Employment Agreements.”

2007 and 2008 RSU Awards. Messrs. Adler and Norton also hold RSUs granted in 2007 and 2008 pursuant to the Expedia 2005 Plan, with 20% of the RSU awards vesting on each anniversary of the award date over a five-year term. As of December 31, 2010, 39,186 of the RSUs awarded to Mr. Adler in 2007 and 2008 remained unvested and 27,180 of the RSUs awarded to Mr. Norton in 2007 and 2008 remained unvested. In the event of a change in control of Expedia, these RSUs will vest as described in the section above titled “Barry Diller — 2007 and 2008 RSU Awards.” In the event Mr. Adler or Mr. Norton terminates his employment with the Company for good reason or the Company terminates either such executive’s employment without cause, these RSU awards will vest as described in the section above titled “Michael B. Adler and Burke F. Norton — Employment Agreements.”

2006 RSU Awards. In 2006, Mr. Adler was granted two awards of 84,832 RSUs and 53,020 RSUs (the “Adler RSU Awards”) pursuant to the Expedia 2005 Plan, with 20% of the Adler RSU Awards vesting on each anniversary of the award date over a five-year term. As of December 31, 2010, 27,571 of the Adler RSU Awards remained unvested. In 2006, Mr. Norton was granted 31,117 RSUs (the “Norton RSU Award”) pursuant to the Expedia 2005 Plan, with 100% of the award vesting on the fifth anniversary of the award date. As of December 31, 2010, 31,117 of the Norton RSU Award remained unvested. In the event Mr. Adler or Mr. Norton terminates his employment with the Company for good reason or the Company terminates the executive’s employment without cause, the Adler RSUs Awards and Norton RSU Award will vest as described in the section above titled “Michael B. Adler and Burke F. Norton — Employment Agreements.” These awards were contingent on the satisfaction of certain performance goals, which have subsequently been met. The Adler RSU Awards and the Norton RSU Award vest upon a change in control of Expedia. For this purpose, the term “change in control” is defined by reference to the Expedia 2005 Plan as described in the section above titled “Barry Diller — 2010 Stock Option Awards. In addition, Mr. Adler’s RSUs will vest upon a “Liberty Change in Control,” which is defined as termination of the irrevocable proxy held by Mr. Diller to vote shares of Expedia common stock held by Liberty Media or its affiliates or the acquisition by Liberty Media or its affiliates, of beneficial ownership of equity securities of Expedia, whereby Liberty Media acquires or assumes more than 50% of the voting power of the then outstanding equity securities of Expedia entitled to vote generally on the election of Expedia’s directors. Mr. Norton’s RSUs will vest in full if Mr. Norton terminates his employment with the Company for good reason or the Company terminates his employment without cause at any time during the two-year period following a Liberty Change in Control.

Estimated Potential Incremental Payments Upon Termination or Change in Control

The table below reflects the estimated amount of incremental compensation payable to the named executive officers upon termination of the executive’s employment in the following circumstances: (i) a termination by the Company without cause or resignation by the executive for good reason not in connection with a change in control, (ii) a termination by the Company without cause in a fiscal year in which the Company meets the performance goals established by the Compensation Committee, (iii) a change in control, or (iv) a termination by the Company without cause or by the executive for good reason in connection with a change in control. The table should be read in conjunction with the descriptions of benefits above as the definitions for “change in control,” “cause” and “good reason” may vary.

The amounts shown in the table assume that the triggering event was effective as of December 31, 2010 and that the price of Expedia common stock on which certain of the calculations are based was the closing price of $25.09 on the NASDAQ Stock Market on that date. These amounts are estimates of the incremental amounts that would be paid out to the executive upon such triggering event. The actual amounts to be paid out can only be determined at the time of the triggering event, if any.

Name and Benefits	Termination w/o Cause or for Good Reason (1)	Termination w/o Cause and Meets Performance Goals (2)	Upon Change in Control (3)		Termination w/o Cause or for Good Reason in Connection w/Change in Control (4)
Barry Diller
2007 and 2008 RSU Awards (vesting accelerated)	$—	$—	$2,477,814		$—
2009 Stock Option Awards (vesting accelerated)	—	—	5,043,000		—
2010 Stock Option Awards (vesting accelerated)	—	—	534,000		—
Total Estimated Incremental Value	—	—	8,054,814		—
Victor A. Kaufman
2007 and 2008 RSU Awards (vesting accelerated)	—	—	959,316		—
2009 Stock Option Awards (vesting accelerated)	—	—	2,789,125		—
2010 Stock Option Awards (vesting accelerated)	—	—	400,500		—
Total Estimated Incremental Value	—	—	4,148,941		—
Dara Khosrowshahi
Cash Severance (salary)	1,408,000	—	—		—
2006 RSU Award (vesting accelerated)	—	15,054,000	10,036,000	(5)	10,036,000
2007 and 2008 RSU Awards (vesting accelerated)	1,999,572	—	5,034,635		—
2009 Stock Option Awards (vesting accelerated)	2,167,464	—	6,502,375		—
2010 Stock Option Awards (vesting accelerated)	200,250	—	801,000		—
Total Estimated Incremental Value	5,775,286	15,054,000	22,374,010		10,036,000
Michael B. Adler
Cash Severance (salary)	618,750	—	—		—
2006 First RSU Award (vesting accelerated)	425,702	—	425,702	(5)	—
2006 Second RSU Award (vesting accelerated)	266,054	—	266,054		—
2007 and 2008 RSU Awards (vesting accelerated)	393,211	—	983,176		—
2009 Stock Option Awards (vesting accelerated)	1,531,864	—	4,595,575		—
2010 Stock Option Awards (vesting accelerated)	73,425	—	293,700		—
Total Estimated Incremental Value	3,309,006	—	6,564,207		—
Burke F. Norton
Cash Severance (salary)	598,400	—	—		—
2006 RSU Award (vesting accelerated)	780,726	—	780,726	(5)	780,726
2007 and 2008 RSU Awards (vesting accelerated)	258,126	—	681,946		—
2009 Stock Option Awards (vesting accelerated)	1,230,789	—	3,692,350		—
2010 Stock Option Awards (vesting accelerated)	83,438	—	333,750		—
Total Estimated Incremental Value	2,951,479	—	5,488,772		780,726

(1)	Represents salary continuation and equity acceleration benefits pursuant to the Khosrowshahi, Adler and Norton employment agreements. See sections above titled “Dara Khosrowshahi — Employment Agreement” and “Michael B. Adler and Burke F. Norton — Employment Agreements.”
(2)	Represents accelerated vesting of 75% of Mr. Khosrowshahi’s 2006 RSU Award. See section above titled “Dara Khosrowshahi — 2006 RSU Award.”
(3)	Change in control is as defined in the Expedia 2005 Plan, unless noted.

(4)	Represents additional amounts to which the executive would be entitled if within a specified time period following a change in control, the executive’s employment is also terminated, in the case of Mr. Norton’s 2006 RSU Award, or the executive incurs a material adverse modification of duties, in the case of Mr. Khosrowshahi’s 2006 RSU Award.
(5)	In addition to a change in control as defined in the Expedia 2005 Plan, includes a Liberty Media change in control as described above in the sections titled “Dara Khosrowshahi — 2006 RSU Award” and “Michael B. Adler and Burke F. Norton — 2006 RSU Awards.”

Compensation Policies and Practices Risk Assessment

Consistent with new SEC disclosure requirements, management has assessed compensation policies and practices for Company employees and has concluded that such policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Compensation of Non-Employee Directors

The Board of Directors sets non-employee director compensation, which is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Company stock to further align directors’ interests with those of our stockholders.

Expedia employees do not receive compensation for services as directors, and Liberty Media nominees have historically agreed that they would not receive compensation for their Expedia Board service, including for 2011. During 2010, each non-employee director of Expedia was entitled to receive the following compensation:

•	an annual retainer of $45,000, paid in equal quarterly installments;

•

a grant of restricted stock units (“Director RSUs”) with a value of $250,000 (based on the closing price of Expedia’s common stock on the NASDAQ Stock Market on the day prior to the grant), upon such director’s initial election to office and on the date of each Expedia annual meeting of stockholders at which the director is reelected;

•	an annual retainer of $20,000 for each member of the Audit Committee (including the Chairman) and $15,000 for each member of the Compensation Committee (including the Chairman); and

•	an additional annual retainer of $10,000 for the Chairman of the Audit Committee and $10,000 for the Chairman of the Compensation Committee.

Director RSUs vest in three equal annual installments commencing on the first anniversary of the grant date (the “Vesting Period”) and are credited with dividend equivalents for any regular dividends paid on Expedia common stock having a record date during the Vesting Period. The dividend equivalents vest concurrently with the vesting of the related restricted stock units. Director RSUs vest in full the event of a change in control (as defined in the Expedia 2005 Plan).

Members of the Section 16 Committee do not receive additional compensation for service on that committee.

Director Stock Ownership Guidelines

In March 2010, the Board of Directors adopted stock ownership guidelines for directors to further align the interests of the directors with the interests of the stockholders of the Company. The director ownership guidelines apply to all directors except (i) directors who are also subject to the Company’s Executive Stock Ownership Guidelines and (ii) directors nominated by Liberty Media, who do not receive compensation from the Company for service on the Board of Directors (the “Covered Directors”). Covered Directors are encouraged to hold a number of shares of Expedia common stock during their tenure equal to three times the annual cash retainer (currently $45,000, with the current holding requirement thereby equal to $135,000). Each Covered Director will have three years from the later of (i) the adoption of the policy and (ii) election to the Board of Directors to acquire such shares. If the annual cash retainer is increased during a Covered Director’s service, he shall have three years from the date of the increase in the annual cash retainer to acquire the additional stock.

Non-Employee Director Deferred Compensation Plan

Under Expedia’s Non-Employee Director Deferred Compensation Plan, non-employee directors may defer all or a portion of their directors’ fees. Eligible directors who defer their directors’ fees may elect to have such deferred fees (i) applied to the purchase of share units, representing the number of shares of Expedia common stock that could have been purchased on the date such fees would otherwise be payable, or (ii) credited to a cash fund. If any dividends are paid on Expedia common stock, dividend equivalents will be credited on the share units. The cash fund will be credited with deemed interest at an annual rate equal to the average “bank prime loan” rate for such year identified in the U.S. Federal Reserve Statistical Release. Upon termination of service as a director of the Company, a director will receive (1) with respect to share units, such number of shares of Expedia common stock as the share units represent, and (2) with respect to the cash fund, a cash payment. Payments upon termination will be made in either one lump sum or up to five installments, as elected by the eligible director at the time of the deferral election.

2010 Non-Employee Director Compensation

As employees of the Company, Messrs. Diller, Kaufman and Khosrowshahi did not receive compensation for service as directors. Dr. Malone and Mr. Fitzgerald, who were each nominated by Liberty Media, also did not receive compensation for their Expedia Board service. The following table shows the 2010 compensation information for the remaining directors of the Company:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2) (3)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)
A. George “Skip” Battle(6)	$75,000	$249,991	$—	$6,678	$331,669
Jonathan L. Dolgen(7)	70,000	249,991	—	1,678	321,669
Craig A. Jacobson(8)	65,000	249,991	—	1,910	316,901
Peter M. Kern(9)	80,000	249,991	—	1,678	331,669
José A. Tazón(10)	45,000	249,991	—	671	295,662

(1)	This column reports the amount of cash compensation earned in 2010 for Board and committee service, including amounts deferred at the director’s election.
(2)	Amounts shown reflect the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Classification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. These amounts reflect an estimate of the grant date fair value and may not correspond to the actual value that will be recognized by the directors. Stock awards consist of RSUs valued using the closing price of Expedia common stock on the NASDAQ Stock Market on the day immediately preceding the grant date.
(3)	Each of Messrs. Battle, Dolgen, Jacobson and Kern had 25,941, and Mr. Tazón had 22,165, RSUs outstanding at December 31, 2010. On June 8, 2010, the date of the Company’s Annual Meeting of Stockholders, each of the directors listed in the table above received an award of 12,575 RSUs with a grant date fair value of $249,991.
(4)	Expedia has not granted any options for service as a director. At December 31, 2010, Mr. Battle held options to purchase 112,848 shares of Expedia common stock that were issued in connection with IAC’s acquisition of Ask Jeeves, Inc. in July 2005.
(5)	Unvested RSUs held by directors are credited with dividend equivalents at the same rate and at the same time as regular cash dividends paid to the Company’s common stockholders. Such dividend equivalents vest and are paid upon vesting of the underlying RSUs. The amounts of such dividend equivalents were factored into the grant date fair values of 2010 RSU grants shown in the above table; however, dividend equivalents were not factored into the grant date fair values of RSUs awarded to directors prior to 2010. Accordingly, dividend equivalents paid to directors in 2010 on unvested RSUs awarded prior to 2010 are included in “all other compensation.” For Mr. Battle, please see footnote 6 below.
(6)	Mr. Battle is the Chairman of the Audit Committee. Non-employee directors are eligible to participate in the Company’s matching gifts program, which is the same program available to all U.S.- and Canada-based employees. In 2010, Mr. Battle submitted a request to match up to $5,000 of a contribution he made to a charity, which request was approved during 2010. Payment is expected to be made by the Company to the charitable organization during the second quarter of 2011.
(7)	Mr. Dolgen is the Chairman of the Compensation and Section 16 Committees. Mr. Dolgen deferred his director fees for 2010 pursuant to Expedia’s Non-Employee Director Deferred Compensation Plan, which is described above, but has elected to cease such deferral beginning with fees earned during the first quarter of 2011.
(8)	Mr. Jacobson is a member of the Audit Committee.
(9)	Mr. Kern is a member of each of the Audit, Compensation and Section 16 Committees.
(10)	Mr. Tazón has elected to defer his director fees beginning in the first quarter of 2010 pursuant to Expedia’s Non-Employee Director Deferred Compensation Plan, which is described above.

Compensation Committee Interlocks and Insider Participation

The Board of Directors currently has a Compensation Committee consisting of Messrs. Dolgen, Fitzgerald and Kern and a Section 16 Committee consisting of Messrs. Dolgen and Kern. None of Messrs. Dolgen, Fitzgerald or Kern was an officer or employee of Expedia, formerly an officer of Expedia, or an executive officer of an entity for which an executive officer of Expedia served as a member of the compensation committee or as a director during the one-year period ended December 31, 2010.

Compensation Committee Report

The Compensation Committees have reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on this review and discussions with management, the Compensation Committees recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and in the Company’s 2011 proxy statement. This report is provided by the following directors:

Members of the Compensation Committee:
Jonathan L. Dolgen (Chairman)
William R. Fitzgerald
Peter M. Kern
Members of the Section 16 Committee:
Jonathan L. Dolgen (Chairman)
Peter M. Kern

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

2010 Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2010, relating to Expedia’s equity compensation plans pursuant to which grants of stock options, restricted stock, RSUs or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)(1)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (B)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A)) (C)
Equity compensation plans approved by security holders(3)	17,764,921	(4)	$13.82	21,680,461
Equity compensation plans not approved by security holders(5)	1,467	(6)	—	98,533
Total	17,766,388		—	21,778,994

(1)	Information excludes the following securities, which represent IAC equity-based compensation awards that were converted into Expedia equity-based awards on the effective date of the Spin-Off and were outstanding as of December 31, 2010: 4,966,019 securities with a weighted-average exercise price of $28.903 to be issued upon the exercise of outstanding stock options.
(2)	Excludes the following equity-based awards outstanding as of December 31, 2010: (i) 4,617,176 securities issuable in connection with RSUs for which there is no related exercise price (ii) 1,467 shares issuable in connection with share units credited to director accounts under the Expedia Deferred Compensation Plan for Non-Employee Directors for which there is no related exercise price, and (iii) grants of 110,000 stock appreciation rights. When vested, 50,000 stock appreciation rights represented the right to receive the difference between $6.76 and the value of one share of the common stock of eLong, Inc., a subsidiary of the Company, at the time of exercise, to be settled in the Company’s stock. The remaining 60,000 stock appreciation rights represented the right to receive the difference between $4.30 and the value of one share of common stock of eLong at the time of exercise, to be settled in the Company’s stock.

(3)	The Expedia 2005 Plan.
(4)	Does not include shares underlying RSUs or stock options granted in 2011. On March 1, 2011, the Compensation Committees awarded a total of (i) 43,076 RSUs and (ii) 5,669,550 options to purchase shares of common stock of the Company.
(5)	The Expedia Deferred Compensation Plan for Non-Employee Directors.
(6)	Represents 1,467 shares underlying share units credited to director accounts as of December 31, 2010 under the Expedia Deferred Compensation Plan for Non-Employee Directors.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information as of March 15, 2011 relating to the beneficial ownership of Expedia’s capital stock by (i) each person or entity known to Expedia to own beneficially more than 5% of the outstanding shares of Expedia’s common stock and Class B common stock, (ii) each director of Expedia, (iii) the named executive officers, and (iv) the named executive officers, other executive officers and directors of Expedia, as a group. Unless otherwise indicated, beneficial owners listed in the table may be contacted at Expedia’s corporate headquarters at 333 108th Avenue N.E., Bellevue, Washington 98004.

Shares of Expedia Class B common stock may, at the option of the holder, be converted on a one-for-one basis into shares of Expedia common stock; therefore, the common stock column below includes shares of Class B common stock held by each listed person, entity or group. For each listed person, entity or group, the number of shares of Expedia common stock and Class B common stock and the percentage of each such class listed include shares of Expedia common stock and Class B common stock that may be acquired by such person, entity or group on the conversion or exercise of equity securities, such as stock options and warrants, which can be converted or exercised, and RSUs that will have vested within 60 days of March 15, 2011. Pursuant to SEC rules, for each listed person, entity or group, the number of shares of Expedia common stock and Class B common stock and the percentage of each such class listed assume the conversion or exercise of certain Expedia equity securities, as described below, owned by such person, entity or group, but do not assume the conversion or exercise of any equity securities owned by any other person, entity or group.

The percentage of votes for all classes of Expedia’s capital stock is based on one vote for each share of common stock, ten votes for each share of Class B common stock and two votes for each share of Series A preferred stock.

	Common Stock			Class B Common Stock			Percent (%) of Votes (All Classes)
Beneficial Owner	Shares		%	Shares		%
Liberty Media Corporation
12300 Liberty Boulevard
Englewood, CO 80112	69,219,807	(1)	25.34	25,599,998	(2)	100	59.50
Fidelity Investments
82 Devonshire Street
Boston, MA 02109	22,273,845	(3)	9.00	—		—	4.42
Barry Diller	82,531,293	(4)	29.78	25,599,998	(2)	100	61.66
Victor A. Kaufman	190,083	(5)	*	—		—	*
Dara Khosrowshahi	641,510	(6)	*	—		—	*
A. George “Skip” Battle	165,513	(7)	*	—		—	*
Jonathan L. Dolgen	43,696	(8)	*	—		—	*
William R. Fitzgerald	—	(9)	—	—		—	—
Craig A. Jacobson	19,955		*	—		—	*
Peter M. Kern	37,599		*	—		—	*
John C. Malone	—	(9)	—	—		—	—
José A. Tazón	4,506	(10)	*	—		—	*
Michael B. Adler	162,994	(11)	*	—		—	*
Burke F. Norton	190,106	(12)	*	—		—	*
All executive officers, directors and director nominees as a group (15 persons)	84,338,038	(13)	30.31	25,599,998		100	61.88

*	The percentage of shares beneficially owned does not exceed 1% of the class.
(1)	Based on information filed on a Schedule 13D, as amended, with the SEC on November 1, 2007 by Liberty Media and Mr. Diller (the “Liberty/Diller Schedule 13D”) and the Company’s records. Consists of 43,619,809 shares of common stock and 25,599,998 shares of Class B common stock held by Liberty USA Holdings, LLC, a wholly owned subsidiary of Liberty Media (“Liberty USA”). Pursuant to the Stockholders Agreement described in the section above titled “Board Meetings and Committees,” Mr. Diller generally has the right to vote all the shares of common stock and Class B common stock held by Liberty Media and Liberty USA.

(2)	Consists of shares of Class B common stock held by Liberty USA. Pursuant to the Stockholders Agreement, Mr. Diller generally has the right to vote all the shares of Class B common stock held by Liberty Media and Liberty USA.
(3)	Based on information filed on a Schedule 13G with the SEC on February 14, 2011 by FMR, LLC reporting sole voting power over 7,179,179 shares of common stock and sole dispositive power over 22,273,845 shares of common stock.
(4)	Based on information filed on the Liberty/Diller Schedule 13D and the Company’s records. Consists of (i) 9,232,116 shares of common stock owned by Mr. Diller, (ii) options to purchase 3,950,000 shares of common stock held by Mr. Diller that are exercisable within 60 days of March 15, 2011, (iii) 129,370 shares of common stock held by a private foundation as to which Mr. Diller disclaims beneficial ownership, (iv) 43,619,809 shares of common stock held by Liberty USA (see footnote 1 above), and (v) 25,599,998 shares of Class B common stock held by Liberty USA (see footnote 1 above). Pursuant to the Stockholders Agreement, Mr. Diller generally has the right to vote all the shares of common stock and Class B common stock held by Liberty Media and Liberty USA. Excludes shares of common stock and options to purchase shares of common stock held by Mr. Diller’s spouse, as to which Mr. Diller disclaims beneficial ownership.
(5)	Consists of 77,583 shares of common stock and options to purchase 112,500 shares of common stock that are exercisable within 60 days of March 15, 2011.
(6)	Consists of 235,817 shares of common stock and options to purchase 405,693 shares of common stock that are exercisable within 60 days of March 15, 2011.
(7)	Consists of (i) 37,599 shares of common stock held by Mr. Battle, (ii) options to purchase 112,848 shares of common stock that are exercisable within 60 days of March 15, 2011, (iii) 9,999 shares of common stock held by the Battle Family Foundation, as to which Mr. Battle disclaims beneficial ownership, and (iv) 5,067 shares of common stock held by Mr. Battle’s wife as custodian under CAUTMA for Catherine McNelley, as to which Mr. Battle disclaims beneficial ownership.
(8)	Consists of 43,229 shares of common stock held by Mr. Dolgen and 467 shares of common stock held indirectly by a charitable trust, of which Mr. Dolgen is a trustee and as to which Mr. Dolgen disclaims beneficial ownership.
(9)	Excludes shares of common stock and Class B common stock held by Liberty USA, as to which Dr. Malone and Mr. Fitzgerald disclaim beneficial ownership.
(10)	Excludes 1,467 share units credited to Mr. Tazón pursuant to the Expedia Deferred Compensation Plan for Non-Employee Directors. The earliest that such share units can be paid to Mr. Tazón in the form of shares of Expedia common stock is in January of the year following his termination of service as a director of Expedia.
(11)	Consists of 72,994 shares of common stock and options to purchase 90,000 shares of common stock that are exercisable within 60 days of March 15, 2011.
(12)	Consists of 58,856 shares of common stock and options to purchase 131,250 shares of common stock that are exercisable within 60 days of March 15, 2011.
(13)	Consists of (i) 53,657,174 shares of common stock, (ii) 25,599,998 shares of Class B common stock, and (iii) options to purchase 5,080,866 shares of common stock that are exercisable within 60 days of March 15, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review and Approval or Ratification of Related Person Transactions

In general, the Company will enter into or ratify a “related person transaction” only when it has been approved by the Audit Committee of the Board of Directors. Related persons include the Company’s executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. Related person transactions are transactions that meet the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person or entity has a direct or indirect material interest). When a potential related person transaction is identified, management presents it to the Audit Committee to determine whether to approve or ratify. When determining whether to approve, ratify, disapprove or reject any related person transaction, the Audit Committee considers all relevant factors, including the extent of the related person’s interest in the transaction, whether the terms are commercially reasonable and whether the related person transaction is consistent with the best interests of the Company and its stockholders.

The legal and accounting departments work with business units throughout the Company to identify potential related person transactions prior to execution. In addition, the Company takes the following steps with regard to related person transactions:

•

On an annual basis, each director, director nominee and executive officer of the Company completes a Director and Officer Questionnaire that requires disclosure of any transaction, arrangement or relationship with the Company during the last fiscal year in which the director or executive officer, or any member of his or her immediate family, had a direct or indirect material interest.

•

Each director, director nominee and executive officer is expected to promptly notify the Company’s legal department of any direct or indirect interest that such person or an immediate family member of such person had, has or may have in a transaction in which the Company participates.

•	The Company performs a quarterly search of its accounts payable, accounts receivable and other databases to identify any other potential related person transactions that may require disclosure.

•	Any reported transaction that the Company’s legal department determines may qualify as a related person transaction is referred to the Audit Committee.

If any related person transaction is not approved, the Audit Committee may take such action as it may deem necessary or desirable in the best interests of the Company and its stockholders.

Related Person Transactions

Relationships With Officers and Directors

Subject to the terms of a Stockholders Agreement between Mr. Diller and Liberty Media, Mr. Diller holds an irrevocable proxy to vote shares of Expedia common stock and Class B common stock beneficially owned by Liberty Media. By virtue of the proxy, as well as through shares owned by Mr. Diller directly, Mr. Diller is effectively able to control the outcome of all matters submitted to a vote or for the consent of Expedia’s stockholders (other than with respect to the election by the holders of Expedia common stock of 25% of the members of Expedia’s Board of Directors and matters as to which Delaware law requires a separate class vote).

Mr. Diller is also the chairman and chief executive officer of IAC, and through similar arrangements between Mr. Diller and Liberty Media, Mr. Diller is effectively able to control the outcome of all matters submitted to a vote or for the consent of IAC’s stockholders (other than with respect to the election by the holders of IAC common stock of 25% of the members of IAC’s Board of Directors and matters as to which Delaware law requires a separate class vote).

Relationship Between Expedia and IAC

In connection with and following the Spin-Off, Expedia and IAC entered into certain arrangements, including arrangements regarding the sharing of certain costs and the use and ownership of the Company Aircraft and various commercial and other relationships, which are described below. On August 20, 2008, IAC completed its plan to separate into five publicly traded companies, and certain of the commercial relationships described above were with former IAC entities that are now separate from IAC. Since such separation, these former IAC entities are no longer under common control with Expedia and therefore no longer considered related persons.

Cost-Sharing Arrangements. Expedia and IAC have agreed, in light of Mr. Diller’s senior role at both companies and his use of certain resources to the benefit of both companies, that certain expenses associated with such usage would be shared. These expenses include certain of Mr. Diller’s business expenses, costs for equipment dedicated to Mr. Diller’s use and expenses relating to Mr. Diller’s support staff, as well as certain other costs. In 2010, Expedia paid 35% of such expenses. The aggregate amount of costs paid by Expedia was approximately $277,000 for 2010, which amount does not include amounts paid by Expedia for its costs attributable to Mr. Diller’s personal use of Company aircraft. See footnote 4 to the table above titled “2010 Summary Compensation Table” for information regarding personal use of Company aircraft.

The Company Aircraft Agreement. Each of Expedia and IAC has a 50% ownership interest in an aircraft that may be used by both companies. Expedia and IAC share capital costs relating to this aircraft equally and operating costs pro rata based on actual usage. Members of the Company aircraft’s flight crew are employed by an entity in which each of Expedia and IAC has a 50% ownership interest. In 2010, total payments of approximately $385,000 were made to this entity by Expedia. On the fifth anniversary of the Spin-Off and annually thereafter, or at any time when Mr. Diller ceases to serve as Chairman of either Expedia or IAC, IAC will have a call right and Expedia will have a put right with respect to Expedia’s interest in the Company aircraft, in each case at fair market value. IAC has the right to sell the aircraft on behalf of both parties.

Commercial and Other Relationships. Since the Spin-Off, Expedia has continued to work with some of IAC’s businesses pursuant to a variety of commercial relationships. These relationships generally include service agreements, primarily involving advertising sales services provided by IAC businesses and private-label travel services provided by Expedia businesses. In 2010, pursuant to commercial and other relationships, primarily relating to advertising and marketing services, Expedia businesses paid an aggregate amount of approximately $725,000 to IAC businesses and IAC businesses paid approximately $186,000 to Expedia businesses.

Relationship Between Expedia and Liberty Media

Liberty Media, Expedia and Mr. Diller are parties to the Governance Agreement, pursuant to which Liberty Media has the right to nominate up to a number of directors equal to 20% of the total number of directors on the Board of Directors (rounded up to the next whole number if the number of directors on the Board is not an even multiple of five) and has certain other rights regarding committee participation, so long as certain stock ownership requirements applicable to Liberty Media are satisfied.

The Governance Agreement also provides that if Expedia issues or proposes to issue shares of Expedia common stock or Expedia Class B common stock, Liberty Media has preemptive rights that generally entitle it to purchase a number of Expedia common shares, subject to a cap, so that Liberty Media will maintain the same ownership interest in Expedia that Liberty Media held immediately prior to such issuance or proposed issuance. Liberty Media was not entitled to exercise any such preemptive rights in 2009.

Item 14.	Principal Accounting Fees and Services

Audit Committee Report

The Audit Committee reviews the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements, the reporting process and maintaining an effective system of internal control over financial reporting. The Company’s independent registered public accounting firm is engaged to audit and express opinions on the conformity of the Company’s financial statements to generally accepted accounting principles and applicable rules and regulations, and the effectiveness of the Company’s internal control over financial reporting.

In this context, the Audit Committee has reviewed and discussed the audited consolidated financial statements, together with the results of the assessment of the internal control over financial reporting, with management and the independent registered public accounting firm. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended and as adopted by the Public Company Accounting Oversight Board (PCAOB) in Rule 3200T. In addition, the Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding communications with the Audit Committee concerning independence, and has discussed with them their independence from the Company and its management. Finally, the Audit Committee has considered whether the independent registered public accounting firm’s provision of non-audit services to the Company is compatible with their independence.

Relying on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

Members of the Audit Committee:

A. George “Skip” Battle (Chairman)

Craig A. Jacobson

Peter M. Kern

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth aggregate fees for professional services rendered by Ernst & Young LLP for the years ended December 31, 2010 and 2009.

	2010	2009
Audit Fees(1)	$5,951,000	$4,982,000
Audit-Related Fees(2)	285,000	260,000

Total Audit and Audit-Related Fees	6,236,000	5,242,000
Tax Fees	2,000	20,000
Other Fees(3)	42,000	56,000

Total Fees	$6,280,000	$5,318,000

(1)	Audit Fees include fees and expenses associated with the annual audit of the Company’s consolidated financial statements, statutory audits, reviews of Expedia’s periodic reports, accounting consultations, reviews of SEC registration statements and consents and other services related to SEC matters.
(2)	Audit-Related Fees include fees for due diligence in connection with acquisitions, accounting consultations and benefit plan audits in 2009. Beginning in 2010, benefit plan audits were performed by another independent registered public accounting firm.
(3)	Other Fees include professional education offerings to the Company’s employees, as well as access fees for Ernst & Young LLP’s online research tools.

Audit Committee Review and Pre-Approval of Independent Registered Public Accounting Firm Fees

The Audit Committee has considered the non-audit services provided by Ernst & Young LLP as described above and believes that they are compatible with maintaining Ernst & Young LLP’s independence as the Company’s independent registered public accounting firm.

The Audit Committee has adopted a policy governing the pre-approval of all audit and permitted non-audit services performed by the Company’s independent registered public accounting firm to ensure that the provision of such services does not impair the independent registered public accounting firm’s independence from the Company and its management. Unless a type of service to be provided by the Company’s independent registered public accounting firm has received general pre-approval from the Audit Committee, it requires specific pre-approval by the Audit Committee. The payment for any proposed services in excess of pre-approved cost levels requires specific pre-approval by the Audit Committee.

Pursuant to its pre-approval policy, the Audit Committee may delegate its authority to pre-approve services to one or more of its members, and it has currently delegated this authority to its Chairman, subject to a limit of $500,000 per approval. The decisions of the Chairman (or any other member(s) to whom such authority may be delegated) to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services to Company management.

Part IV.

Item 15.	Exhibits, Consolidated Financial Statements and Financial Statement Schedules

(a)(1) and (a)(2): No financial statements or schedules are filed with this report on Form 10-K/A.

(a)(3) Exhibits:

Exhibit No.	Exhibit Description
31.1	Certification of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia, Inc.

By:	/s/ DARA KHOSROWSHAHI
Dara Khosrowshahi Chief Executive Officer

May 2, 2011

Index to Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002