Form 10-Q
period 2011-06-30
Expedia, Inc.
filed 2011-07-29
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 15, 2011 was:

Common stock, $0.001 par value per share	248,655,671 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended June 30, 2011

Part I. Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	$1,023,634	$833,960	$1,845,811	$1,551,879

Costs and expenses:
Cost of revenue (1)	198,544	168,571	376,386	326,601
Selling and marketing (1)	393,969	296,830	735,127	577,668
Technology and content (1)	110,161	87,420	213,345	174,211
General and administrative (1)	84,837	79,105	167,538	150,163
Amortization of intangible assets	7,046	8,344	14,997	17,372
Spin-off costs	2,108	—	2,108	—
Legal reserves and occupancy tax assessments	—	—	1,100	—

Operating income	226,969	193,690	335,210	305,864

Other income (expense):
Interest income	5,536	1,221	8,962	1,816
Interest expense	(31,218)	(20,209)	(62,483)	(41,412)
Other, net	(4,947)	817	(11,164)	1,385

Total other expense, net	(30,629)	(18,171)	(64,685)	(38,211)

Income before income taxes	196,340	175,519	270,525	267,653
Provision for income taxes	(55,450)	(60,166)	(77,426)	(91,701)

Net income	140,890	115,353	193,099	175,952
Net income attributable to noncontrolling interests	(497)	(1,091)	(667)	(2,295)

Net income attributable to Expedia, Inc.	$140,393	$114,262	$192,432	$173,657

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.51	$0.40	$0.70	$0.61
Diluted	0.50	0.40	0.69	0.60

Shares used in computing earnings per share:
Basic	273,592	284,088	273,725	286,333
Diluted	278,106	288,975	278,136	291,726

Dividends declared per common share	$0.07	$0.07	$0.14	$0.14
(1) Includes stock-based compensation as follows:
Cost of revenue	$581	$487	$1,391	$1,276
Selling and marketing	2,868	3,118	7,182	7,435
Technology and content	3,329	3,249	8,080	7,630
General and administrative	6,703	7,797	14,100	17,202

Total stock-based compensation	$13,481	$14,651	$30,753	$33,543

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,409,008	$714,332
Restricted cash and cash equivalents	21,794	14,215
Short-term investments	881,602	515,627
Accounts receivable, net of allowance of $15,378 and $12,114	469,488	328,468
Prepaid expenses and other current assets	172,108	128,985

Total current assets	2,954,000	1,701,627
Property and equipment, net	317,987	277,061
Long-term investments and other assets	301,270	232,239
Intangible assets, net	793,482	797,707
Goodwill	3,678,538	3,642,360

TOTAL ASSETS	$8,045,277	$6,650,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, merchant	$923,184	$700,730
Accounts payable, other	216,460	181,765
Deferred merchant bookings	1,465,429	654,632
Deferred revenue	36,194	29,466
Accrued expenses and other current liabilities	356,852	322,827

Total current liabilities	2,998,119	1,889,420
Long-term debt	1,645,237	1,644,894
Deferred income taxes, net	265,717	248,461
Other long-term liabilities	122,356	131,516

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	351	348
Authorized shares: 1,600,000
Shares issued: 350,967 and 348,416
Shares outstanding: 248,490 and 248,347
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	6,149,609	6,116,697
Treasury stock - Common stock, at cost	(2,290,418)	(2,241,191)
Shares: 102,477 and 100,069
Retained earnings (deficit)	(1,002,101)	(1,194,533)
Accumulated other comprehensive income (loss)	22,608	(8,803)

Total Expedia, Inc. stockholders’ equity	2,880,075	2,672,544
Noncontrolling interest	133,773	64,159

Total stockholders’ equity	3,013,848	2,736,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,045,277	$6,650,994

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2011	2010
Operating activities:
Net income	$193,099	$175,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	69,452	55,930
Amortization of stock-based compensation	30,753	33,543
Amortization of intangible assets	14,997	17,372
Deferred income taxes	13,138	3,344
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	(27,075)	37,221
Realized loss on foreign currency forwards	3,497	3,886
Other	2,340	13,647
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(134,113)	(105,232)
Prepaid expenses and other current assets	(61,484)	(92,514)
Accounts payable, merchant	219,651	143,504
Accounts payable, other, accrued expenses and other current liabilities	78,221	54,343
Deferred merchant bookings	810,740	581,441
Deferred revenue	6,575	10,896

Net cash provided by operating activities	1,219,791	933,333

Investing activities:
Capital expenditures, including internal-use software and website development	(109,040)	(73,128)
Purchases of investments	(853,445)	(429,483)
Sales and maturities of investments	432,866	46,912
Acquisitions, net of cash acquired	(12,969)	(36,353)
Net settlement of foreign currency forwards	(3,497)	(3,886)
Other, net	1,033	4,600

Net cash used in investing activities	(545,052)	(491,338)

Financing activities:
Treasury stock activity	(49,227)	(198,504)
Payment of dividends to stockholders	(38,584)	(40,122)
Proceeds from exercise of equity awards	13,749	30,630
Sales (purchases) of interest in controlled subsidiaries, net	70,626	(24,717)
Excess tax benefit on equity awards	5,044	5,053
Changes in restricted cash and cash equivalents	(7,373)	(2,207)
Other, net	5,102	(10,913)

Net cash used in financing activities	(663)	(240,780)
Effect of exchange rate changes on cash and cash equivalents	20,600	(47,905)

Net increase in cash and cash equivalents	694,676	153,310
Cash and cash equivalents at beginning of period	714,332	642,544

Cash and cash equivalents at end of period	$1,409,008	$795,854

Supplemental cash flow information
Cash paid for interest	61,574	$38,336
Income tax payments, net	26,821	46,135

See accompanying notes.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Note 1 – Basis of Presentation

Description of Business

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.comTM, TripAdvisor® Media Group, Expedia® Affiliate Network, Classic Vacations, Expedia Local Expert, EgenciaTM, Expedia® CruiseShipCenters®, eLongTM, Inc. (“eLong”) and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

Spin-off

On April 7, 2011, we announced a plan to separate Expedia, Inc. into two publicly traded companies:

•	TripAdvisor, which will include the domestic and international operations associated with the TripAdvisor Media Group, which includes its flagship brand as well as 18 other travel media brands, and

•

Expedia, Inc., which will continue to include the domestic and international operations of our travel transaction brands including Expedia.com, Hotels.com, eLong, Hotwire, Egencia, Expedia Affiliate Network, CruiseShipCenters, Venere, Classic Vacations and carrentals.com.

On July 27, 2011, the Company filed a Form S-4 with information pertaining to the transaction. The transaction is subject to final approval by our Board of Directors and we expect to receive a favorable private letter ruling from the Internal Revenue Service on the tax-free nature of the spin-off. In addition, it is expected that we will seek stockholder approval of the transaction. The proposed spin-off is expected to be completed in the fourth quarter of 2011. Non-recurring expenses incurred to affect the spin-off of TripAdvisor during the three and six months ended June 30, 2011 have been included within spin-off costs in the statement of operations.

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

Notes to Consolidated Financial Statements – (Continued)

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

Note 2 – Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

On January 1, 2011, we adopted the new Financial Accounting Standards Board (“FASB”) guidance on revenue recognition which requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. The adoption of this guidance did not materially impact our consolidated financial statements.

New Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, we will present our consolidated financial statements under this new guidance.

Notes to Consolidated Financial Statements – (Continued)

Note 3 – Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$771,863	$771,863	$—
Time deposits	16,082	—	16,082
Investments:
Time deposits	818,307	—	818,307
Corporate debt securities	293,890	—	293,890

Total assets	$1,900,142	$771,863	$1,128,279

Liabilities
Foreign currency forward contracts	$3,239	$—	$3,239

Financial assets measured at fair value on a recurring basis as of December 31, 2010 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$359,169	$359,169	$—
Investments:
Time deposits	434,315	—	434,315
Corporate debt securities	243,963	—	243,963

Total assets	$1,037,447	$359,169	$678,278

Liabilities
Foreign currency forward contracts	$1,431	$—	$1,431

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of June 30, 2011 and December 31, 2010, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less as well as bank account balances.

We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of June 30, 2011, we had $63 million of short-term and $231 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains of $2 million and gross unrealized losses of less than $1 million. As of December 31, 2010, we had $81 million of short-term and $163 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value with gross unrealized gains of $1 million and gross unrealized losses of less than $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments. Of the total time deposit investments, $107 million and $88 million as of June 30, 2011 and December 31, 2010 related to balances held by our majority-owned subsidiaries.

Notes to Consolidated Financial Statements – (Continued)

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of June 30, 2011, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $172 million. We had a net forward liability of $3 million as of June 30, 2011 and $1 million as of December 31, 2010 recorded in accrued expenses and other current liabilities. We recorded $3 million in net losses from foreign currency forward contracts during each of the three months ended June 30, 2011 and 2010, and $5 million in net losses and $1 million in net gains for the six months ended June 30, 2011 and 2010.

Note 4 – Debt

The following table sets forth our outstanding debt:

	June 30, 2011	December 31, 2010
	(In thousands)
8.5% senior notes due 2016, net of discount	$395,987	$395,673
7.456% senior notes due 2018	500,000	500,000
5.95% senior notes due 2020, net of discount	749,250	749,221

Long-term debt	$1,645,237	$1,644,894

Long-term Debt

Our $400 million of senior unsecured notes outstanding at June 30, 2011 are due in July 2016 and bear interest at 8.5% (the “8.5% Notes”). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year. The 8.5% Notes include covenants that limit our ability under certain circumstances to (i) incur additional indebtedness, (ii) pay dividends or make restricted payments, (iii) dispose of assets, (iv) create or incur liens, (v) enter into sale/leaseback transactions and (vi) merge or consolidate with or into another entity. Certain of these covenants in the 8.5% Notes, including the covenants limiting under certain circumstances our ability to incur additional indebtedness, pay dividends or make restricted payments and dispose of assets, will be suspended during any time that the 8.5% Notes have an investment grade rating from both Standard and Poor’s and Moody’s and no default exists under the 8.5% Note indenture. The 8.5% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. We may redeem the 8.5% Notes prior to July 1, 2012 at our option in whole or in part any time at a specified “make-whole” premium. On or after July 1, 2012, we may redeem the 8.5% Notes in whole or in part at specified prices ranging from 104.250% to 100% of the principal plus accrued interest.

Our $500 million in registered senior unsecured notes outstanding at June 30, 2011 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes include covenants that limit our ability (i) to enter into sale/leaseback transactions, (ii) to create or incur liens and (iii) to merge or consolidate with or into another entity. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes at our option in whole or in part at any time at a specified “make-whole” premium.

Notes to Consolidated Financial Statements – (Continued)

Our $750 million in registered senior unsecured notes outstanding at June 30, 2011 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. The 5.95% Notes include covenants that limit our ability under certain circumstances to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. We may redeem the 5.95% Notes at our option in whole or in part at any time or from time to time at a specified “make-whole” premium.

Based on quoted market prices, the approximate fair value of our Notes was as follows:

	June 30, 2011	December 31, 2010
	(In millions)
8.5% senior notes	$440	$438
7.456% senior notes	563	561
5.95% senior notes	745	743

The 7.456%, 8.5% and 5.95% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 9 — Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the Notes was $48 million and $49 million as of June 30, 2011 and December 31, 2010.

Credit Facility

Expedia, Inc. maintains a $750 million unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in August 2014. As of June 30, 2011 and December 31, 2010, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 250 basis points and the commitment fee on undrawn amounts at 37.5 basis points as of June 30, 2011. The facility contains financial covenants including leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the amount available under the credit facility. As of June 30, 2011, and December 31, 2010, there was $27 million of outstanding stand-by LOCs issued under the facility.

Note 5 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Six months ended June 30, 2011:
February 9, 2011	$0.07	March 11, 2011	$19,352	March 31, 2011
April 27, 2011	$0.07	May 27, 2011	19,232	June 17, 2011

Six months ended June 30, 2010:
February 10, 2010	$0.07	March 11, 2010	20,220	March 31, 2010
April 27, 2010	$0.07	May 27, 2010	19,902	June 17, 2010

Notes to Consolidated Financial Statements – (Continued)

In addition, on July 25, 2011, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock to stockholders of record as of the close of business on August 26, 2011. Future declarations of dividends are subject to final determination of our Board of Directors.

Share Repurchases

In October 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. During the first half of 2011, we repurchased, through open market transactions, 2 million shares under this authorization for a total cost of $41 million, excluding transaction costs, representing an average repurchase price of $20.40 per share. As of June 30, 2011, 17.4 million shares remain authorized for repurchase under the authorization with no fixed termination date for the repurchases.

Comprehensive Income

Comprehensive income was $147 million and $88 million for the three months ended June 30, 2011 and 2010, and $224 million and $124 million for the six months ended June 30, 2011 and 2010. The primary difference between net income attributable to Expedia, Inc. as reported and comprehensive income was foreign currency translation adjustments.

Noncontrolling Interest

In May 2011, we acquired additional shares of eLong for $41 million and, at the same time, Tencent Holdings Limited also acquired approximately 16% of the outstanding shares of eLong for $84 million. As of June 30, 2011, our ownership interest in eLong was approximately 55%.

Note 6 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net income attributable to Expedia, Inc.	$140,393	$114,262	$192,432	$173,657

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.51	$0.40	$0.70	$0.61
Diluted	0.50	0.40	0.69	0.60

Weighted average number of shares outstanding:
Basic	273,592	284,088	273,725	286,333

Dilutive effect of:
Options to purchase common stock	3,148	4,027	3,209	4,256
Other dilutive securities	1,366	860	1,202	1,137

Diluted	278,106	288,975	278,136	291,726

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Notes to Consolidated Financial Statements – (Continued)

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

Litigation Relating to Hotel Occupancy Taxes. Seventy-three lawsuits have been filed by cities and counties involving hotel occupancy taxes. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, twenty-four of the municipality lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Twelve dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $15 million as of June 30, 2011 and $24 million as of December 31, 2010. This reserve is based on our best estimate and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. In addition, as of June 30, 2011 and December 31, 2010, we had accruals totaling $17 million and $13 million related to court decisions and final settlements. Changes to these settlement reserves and accruals are included within general and administrative expenses in the consolidated statements of operations.

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

Notes to Consolidated Financial Statements – (Continued)

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

Our segment disclosure includes intersegment revenues, which primarily consist of advertising and media services provided by our TripAdvisor Media Group segment to our Leisure segment. These intersegment transactions are recorded by each segment at amounts that generally approximate fair value as if the transactions were with third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within Corporate and Eliminations in the table below.

Corporate and Eliminations also includes unallocated corporate functions and expenses. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense and certain other costs or benefits, as disclosed in the table below, in Corporate and Eliminations.

The following tables present our segment information for the three and six months ended June 30, 2011 and 2010. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Three months ended June 30, 2011
	Leisure	TripAdvisor Media Group	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$866,144	$110,043	$47,447	$—	$1,023,634
Intersegment revenue	—	59,199	—	(59,199)	—

Revenue	$866,144	$169,242	$47,447	$(59,199)	$1,023,634

Operating Income Before Amortization	$212,147	$89,389	$6,652	$(64,904)	$243,284
Amortization of intangible assets	—	—	—	(7,046)	(7,046)
Spin-off costs	—	—	—	(2,108)	(2,108)
Stock-based compensation	—	—	—	(13,481)	(13,481)
Realized loss on revenue hedges	6,320	—	—	—	6,320

Operating income (loss)	$218,467	$89,389	$6,652	$(87,539)	226,969

Other expense, net					(30,629)

Income before income taxes					196,340
Provision for income taxes					(55,450)

Net income					140,890
Net income attributable to noncontrolling interests					(497)

Net income attributable to Expedia, Inc.					$140,393

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2010
	Leisure	TripAdvisor Media Group	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$715,998	$82,423	$35,539	$—	$833,960
Intersegment revenue	—	42,987	—	(42,987)	—

Revenue	$715,998	$125,410	$35,539	$(42,987)	$833,960

Operating Income Before Amortization	$206,017	$72,854	$4,770	$(64,169)	$219,472
Amortization of intangible assets	—	—	—	(8,344)	(8,344)
Stock-based compensation	—	—	—	(14,651)	(14,651)
Realized gain on revenue hedges	(2,787)	—	—	—	(2,787)

Operating income (loss)	$203,230	$72,854	$4,770	$(87,164)	193,690

Other expense, net					(18,171)

Income before income taxes					175,519
Provision for income taxes					(60,166)

Net income					115,353
Net income attributable to noncontrolling interests					(1,091)

Net income attributable to Expedia, Inc.					$114,262

	Six months ended June 30, 2011
	Leisure	TripAdvisor Media Group	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$1,551,816	$204,385	$89,610	$—	$1,845,811
Intersegment revenue	—	113,143	—	(113,143)	—

Revenue	$1,551,816	$317,528	$89,610	$(113,143)	$1,845,811

Operating Income Before Amortization	$324,031	$169,605	$11,571	$(132,665)	$372,542
Amortization of intangible assets	—	—	—	(14,997)	(14,997)
Spin-off costs	—	—	—	(2,108)	(2,108)
Legal reserves and occupancy tax assessments	—	—	—	(1,100)	(1,100)
Stock-based compensation	—	—	—	(30,753)	(30,753)
Realized loss on revenue hedges	11,626	—	—	—	11,626

Operating income (loss)	$335,657	$169,605	$11,571	$(181,623)	335,210

Other expense, net					(64,685)

Income before income taxes					270,525
Provision for income taxes					(77,426)

Net income					193,099
Net income attributable to noncontrolling interests					(667)

Net income attributable to Expedia, Inc.					$192,432

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2010
	Leisure	TripAdvisor Media Group	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$1,328,628	$153,924	$69,327	$—	$1,551,879
Intersegment revenue	—	85,068	—	(85,068)	—

Revenue	$1,328,628	$238,992	$69,327	$(85,068)	$1,551,879

Operating Income Before Amortization	$335,122	$139,315	$10,046	$(122,467)	$362,016
Amortization of intangible assets	—	—	—	(17,372)	(17,372)
Stock-based compensation	—	—	—	(33,543)	(33,543)
Realized gain on revenue hedges	(5,237)	—	—	—	(5,237)

Operating income (loss)	$329,885	$139,315	$10,046	$(173,382)	305,864

Other expense, net					(38,211)

Income before income taxes					267,653
Provision for income taxes					(91,701)

Net income					175,952
Net income attributable to noncontrolling interests					(2,295)

Net income attributable to Expedia, Inc.					$173,657

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

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three Months Ended June 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$887,495	$145,411	$(9,272)	$1,023,634

Costs and expenses:
Cost of revenue	—	169,313	29,069	162	198,544
Selling and marketing	—	273,186	130,327	(9,544)	393,969
Technology and content	—	84,928	25,287	(54)	110,161
General and administrative	—	60,456	24,217	164	84,837
Amortization of intangible assets	—	1,925	5,121	—	7,046
Spin-off costs	—	2,108	—	—	2,108
Legal reserves and occupancy tax assessments	—	—	—	—	—
Intercompany (income) expense, net	—	209,073	(209,073)	—	—

Operating income	—	86,506	140,463	—	226,969

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	157,599	111,792	—	(269,391)	—
Other, net	(29,540)	(7,615)	6,526	—	(30,629)

Total other income (expense), net	128,059	104,177	6,526	(269,391)	(30,629)

Income before income taxes	128,059	190,683	146,989	(269,391)	196,340
Provision for income taxes	12,334	(32,216)	(35,568)	—	(55,450)

Net income	140,393	158,467	111,421	(269,391)	140,890
Net income attributable to noncontrolling interests	—	—	(497)	—	(497)

Net income attributable to Expedia, Inc.	$140,393	$158,467	$110,924	$(269,391)	$140,393

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$736,351	$108,368	$(10,759)	$833,960

Costs and expenses:
Cost of revenue	—	150,712	19,035	(1,176)	168,571
Selling and marketing	—	209,413	96,986	(9,569)	296,830
Technology and content	—	70,130	17,290	—	87,420
General and administrative	—	58,356	20,763	(14)	79,105
Amortization of intangible assets	—	2,951	5,393	—	8,344
Intercompany (income) expenses, net	—	76,949	(76,949)	—	—

Operating income	—	167,840	25,850	—	193,690

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	125,239	11,313	—	(136,552)	—
Other, net	(18,157)	20,742	(20,756)	—	(18,171)

Total other income (expense), net	107,082	32,055	(20,756)	(136,552)	(18,171)

Income before income taxes	107,082	199,895	5,094	(136,552)	175,519
Provision for income taxes	7,180	(73,849)	6,503	—	(60,166)

Net income	114,262	126,046	11,597	(136,552)	115,353
Net income attributable to noncontrolling interest	—	—	(1,091)	—	(1,091)

Net income attributable to Expedia, Inc.	$114,262	$126,046	$10,506	$(136,552)	$114,262

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Six Months Ended June 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,603,289	$261,623	$(19,101)	$1,845,811

Costs and expenses:
Cost of revenue	—	322,074	54,095	217	376,386
Selling and marketing	—	510,637	243,884	(19,394)	735,127
Technology and content	—	166,387	47,012	(54)	213,345
General and administrative	—	120,118	47,290	130	167,538
Amortization of intangible assets	—	3,877	11,120	—	14,997
Spin-off costs	—	2,108	—	—	2,108
Legal reserves and occupancy tax assessments	—	1,100	—	—	1,100
Intercompany (income) expense, net	—	378,039	(378,039)	—	—

Operating income	—	98,949	236,261	—	335,210

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	227,314	187,564	—	(414,878)	—
Other, net	(59,050)	(28,847)	23,212	—	(64,685)

Total other income (expense), net	168,264	158,717	23,212	(414,878)	(64,685)

Income before income taxes	168,264	257,666	259,473	(414,878)	270,525
Provision for income taxes	24,168	(28,692)	(72,902)	—	(77,426)

Net income	192,432	228,974	186,571	(414,878)	193,099
Net income attributable to noncontrolling interests	—	—	(667)	—	(667)

Net income attributable to Expedia, Inc.	$192,432	$228,974	$185,904	$(414,878)	$192,432

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,366,204	$205,743	$(20,068)	$1,551,879

Costs and expenses:
Cost of revenue	—	282,730	45,167	(1,296)	326,601
Selling and marketing	—	411,191	185,254	(18,777)	577,668
Technology and content	—	139,280	34,918	13	174,211
General and administrative	—	109,181	40,990	(8)	150,163
Amortization of intangible assets	—	6,414	10,958	—	17,372
Intercompany (income) expenses, net	—	166,507	(166,507)	—	—

Operating income	—	250,901	54,963	—	305,864

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	195,910	24,802	—	(220,712)	—
Other, net	(36,337)	32,543	(34,417)	—	(38,211)

Total other income (expense), net	159,573	57,345	(34,417)	(220,712)	(38,211)

Income before income taxes	159,573	308,246	20,546	(220,712)	267,653
Provision for income taxes	14,084	(109,876)	4,091	—	(91,701)

Net income	173,657	198,370	24,637	(220,712)	175,952
Net income attributable to noncontrolling interest	—	—	(2,295)	—	(2,295)

Net income attributable to Expedia, Inc.	$173,657	$198,370	$22,342	$(220,712)	$173,657

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Total current assets	$119,363	$2,390,153	$924,674	$(480,190)	$2,954,000
Investment in subsidiaries	4,943,107	1,395,469	—	(6,338,576)	—
Intangible assets, net	—	670,413	123,069	—	793,482
Goodwill	—	3,057,350	621,188	—	3,678,538
Other assets, net	7,595	456,614	155,048	—	619,257

TOTAL ASSETS	$5,070,065	$7,969,999	$1,823,979	$(6,818,766)	$8,045,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$410,980	$2,719,103	$348,226	$(480,190)	$2,998,119
Long-term debt	1,645,237	—	—	—	1,645,237
Other liabilities	—	306,585	81,488	—	388,073
Stockholders’ equity	3,013,848	4,944,311	1,394,265	(6,338,576)	3,013,848

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,070,065	$7,969,999	$1,823,979	$(6,818,766)	$8,045,277

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Total current assets	$95,195	$1,305,807	$578,332	$(277,707)	$1,701,627
Investment in subsidiaries	4,589,428	1,061,282	—	(5,650,710)	—
Intangible assets, net	—	674,290	123,417	—	797,707
Goodwill	—	3,057,547	584,813	—	3,642,360
Other assets, net	8,415	399,593	101,292	—	509,300

TOTAL ASSETS	$4,693,038	$6,498,519	$1,387,854	$(5,928,417)	$6,650,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$311,441	$1,619,260	$236,426	$(277,707)	$1,889,420
Long-term debt	1,644,894	—	—	—	1,644,894
Other liabilities	—	290,287	89,690	—	379,977
Stockholders’ equity	2,736,703	4,588,972	1,061,738	(5,650,710)	2,736,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,693,038	$6,498,519	$1,387,854	$(5,928,417)	$6,650,994

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$1,118,488	$101,303	$1,219,791

Investing activities:
Purchases of investments	—	(759,121)	(94,324)	(853,445)
Sales and maturities of investments	—	405,506	27,360	432,866
Capital expenditures, including internal-use software and website development	—	(96,398)	(12,642)	(109,040)
Other, net	—	(3,563)	(11,870)	(15,433)

Net cash used in investing activities	—	(453,576)	(91,476)	(545,052)

Financing activities:
Treasury stock activity	(49,227)	—	—	(49,227)
Payment of dividends to stockholders	(38,584)	—	—	(38,584)
Purchase of additional interests in controlled subsidiaries	—	—	70,626	70,626
Transfers (to) from related parties	69,838	(69,838)	—	—
Other, net	17,973	(7,250)	5,799	16,522

Net cash provided by (used in) financing activities	—	(77,088)	76,425	(663)
Effect of exchange rate changes on cash and cash equivalents	—	14,154	6,446	20,600

Net increase in cash and cash equivalents	—	601,978	92,698	694,676
Cash and cash equivalents at beginning of period	—	363,754	350,578	714,332

Cash and cash equivalents at end of period	$—	$965,732	$443,276	$1,409,008

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$824,676	$108,657	$933,333

Investing activities:
Purchases of investments	—	(395,756)	(33,727)	(429,483)
Sales and maturities of investments	—	—	46,912	46,912
Other, net	—	(61,621)	(47,146)	(108,767)

Net cash used in investing activities	—	(457,377)	(33,961)	(491,338)

Financing activities:
Payment of dividends to stockholders	(40,122)	—	—	(40,122)
Treasury stock activity	(198,504)	—	—	(198,504)
Transfers (to) from related parties	203,874	(203,874)	—	—
Other, net	34,752	(10,299)	(26,607)	(2,154)

Net cash used in financing activities	—	(214,173)	(26,607)	(240,780)
Effect of exchange rate changes on cash and cash equivalents	—	(10,119)	(37,786)	(47,905)

Net increase in cash and cash equivalents	—	143,007	10,303	153,310
Cash and cash equivalents at beginning of period	—	418,855	223,689	642,544

Cash and cash equivalents at end of period	$—	$561,862	$233,992	$795,854

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

Overview

Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. We have created a global travel marketplace used by a broad range of leisure and corporate travelers, offline retail travel agents and travel service providers. We make available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, destination service providers, cruise lines and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on both TripAdvisor® Media Group and on our transaction-based websites.

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

On April 7, 2011, we announced a plan to separate Expedia, Inc. into two publicly traded companies:

•	TripAdvisor, which will include the domestic and international operations associated with the TripAdvisor Media Group, which includes its flagship brand as well as 18 other travel media brands, and

•

Expedia, Inc., which will continue to include the domestic and international operations of our travel transaction brands including Expedia.com, Hotels.com, eLong, Hotwire, Egencia, Expedia Affiliate Network, CruiseShipCenters, Venere, Classic Vacations and carrentals.com.

On July 27, 2011, the Company filed a Form S-4 with information pertaining to the transaction. The transaction is subject to final approval by our Board of Directors and we expect to receive a favorable private letter ruling from the Internal Revenue Service on the tax-free nature of the spin-off. In addition, it is expected that we will seek stockholder approval of the transaction. The proposed spin-off is expected to be completed in the fourth quarter of 2011. The disclosures within this Management Discussion and Analysis of Financial Condition and Results of Operations are on a consolidated Expedia, Inc. basis and do not take into account the proposed spin-off of TripAdvisor.

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

Airline Sector

The airline sector in particular has historically experienced significant turmoil. In recent years, there has been increased air carrier consolidation, generally resulting in lower overall capacity and higher fares. In addition, air carriers have made significant efforts to keep seat capacity relatively low in order to ensure that demand for seats remains high and that flights are as full as possible. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Ticket prices on Expedia sites grew 10% in 2010 and 12% in the first half of 2011. Air capacity discipline appears to generally remain in place, and though there had been signs in late 2010 that carriers were beginning to add some capacity, the sharply rising price of oil and a tepid economic recovery curbed those intentions and in 2011 carriers have generally been trimming their capacity growth plans.

We could encounter pressure on air remuneration as certain supply agreements renew, and as air carriers and global distribution system (“GDS”) intermediaries re-negotiate their long-term agreements in 2011. For example, in late 2010, American Airlines began to pursue a new distribution strategy requiring online travel agents to agree to connect directly to American Airlines’ systems, rather than through GDSs, and our contract with American Airlines expired without renewal resulting in their fares being removed from our leisure travel sites. We have since reached an agreement with American Airlines and their tickets were placed back on the sites in early April 2011.

In part as a result of sharply rising average ticket prices and the absence of American Airlines tickets, our ticket volumes decreased by 6% in the first half of 2011 after having grown by 11% in the full year 2010.

Hotel Sector

Hotel occupancies and average daily rates (“ADRs”) in the lodging industry have generally improved since early 2010 in a gradually improving overall travel environment. Our room night growth has been healthy, with room nights growing 14% in 2010 and 18% in the first half of 2011. ADRs for rooms booked on Expedia sites grew 1% in 2010 and 5% in the first half of 2011. We believe that the economics for our hotel business are largely stable.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2010, approximately 54% of U.S. leisure, unmanaged and corporate travel expenditures occurred online, compared with approximately 37% of European travel. Online penetration in the Asia Pacific region is estimated to be around 20%, lagging behind that of Europe. These penetration rates have generally increased over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. The industry is expected to remain highly competitive for the foreseeable future.

Competitive entrants such as “metasearch” companies have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies. New models, such as daily deals and private sale sites have also begun proliferating. We have recently entered the private sale and daily deals arena with TripAdvisor’s SniqueAway brand launched in 2010 and more recently a partnership with Groupon called Groupon Getaways with ExpediaTM. Some competitors in this space have raised significant amounts of capital and have begun to aggressively market their service offerings. In addition, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations and proposed and actual acquisitions by companies such as Google and Microsoft.

In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, in effect competing with the travel agencies who also distribute their products. We believe this competition will continue into the future.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model has seen rapid adoption in Europe. While our own agency hotel model is an important component of our hotel strategy, we expect it will continue to take time for Expedia to drive meaningful demand to those hotels. We expect to continue to evaluate the use of both the merchant and agency hotel models in various geographies around the world, and may over time, pursue one or the other model, or both at the same time, more aggressively in certain regions depending on our assessment of the market demands.

Intense competition has also historically led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. After the global recession, beginning the first quarter of 2010, our marketing spend increased significantly as the economy has improved and as we have increased marketing spend associated with our international growth opportunities. We believe that over the long term we can manage our sales and marketing expense largely in line with revenue growth.

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

Technology and Continuous Innovation. Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft to more recent innovations such as Expedia’s introduction of opaque hotel inventory through its new Unpublished Rates product, new mobile websites and applications across nearly all of our travel brands, a new loyalty program at Expedia called Expedia RewardsTM and a new exclusive loyalty program at Hotels.com for its most frequent customers called FIVESTARTM. Our focus on mobile offerings increased in 2010 when we acquired Mobiata, a mobile application development company, to accelerate these efforts.

We intend to continue innovating on behalf of our travelers, suppliers and advertisers with particular focus on improving the traveler experience through social and mobile efforts, supplier integration and presentation, platform improvements, search engine marketing and search engine optimization.

Global Reach. Our Expedia, Hotels.com and TripAdvisor Media Group brands operate both in the United States and internationally. We also offer Chinese travelers an array of products and services through our majority ownership in eLong and through our TripAdvisor brands daodao.com and kuxun.cn, and we offer hotels to European-based travelers through Venere. During the first half of 2011, approximately 39% of our worldwide gross bookings and 41% of worldwide revenue were international.

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

Our scale of operations enhances the value of the products and services we introduce on behalf of our travelers and suppliers. We believe that our size and scale affords us the ability to negotiate competitive rates with our supply partners, provide breadth of choice and travel deals to our traveling customers through an increasingly larger supply portfolio, and create new value added offers for our customers such as our recently launched loyalty programs. The size of our worldwide traveler base makes our sites an increasingly appealing channel for travel suppliers to reach customers. In addition, our increasing scale enhances our websites’ appeal to travel and non-travel advertisers.

We intend to continue investing in and growing our international points of sale. We anticipate launching points of sale in additional countries where we find large travel markets and rapid growth of online commerce. Future launches may occur under any of our brands, or through acquisition of third party brands, as in the case of Egencia, eLong, Kuxun and Venere, or other partnerships, such as the joint venture with AirAsia launched in July 2011.

Breadth of Product Offering. We offer a comprehensive array of innovative travel products and services to our travelers. We plan to continue improving and growing these offerings, as well as expand them to our worldwide points of sale over time. Travelers can interact with us how and when they prefer, including via our 24/7 1-800 telesales service, which is an integral part of our appeal to travelers. We offer travelers access to almost 140,000 hotels and over 300 airlines in over 200 countries around the world.

In the first half of 2011, approximately 62% of our revenue came from transactions involving the booking of hotel reservations, with 11% of our worldwide revenue derived from the sale of airline tickets. We facilitate travel products and services either as stand-alone products or as part of package transactions. We have emphasized growing our merchant hotel and packages businesses as these result in higher revenue per transaction. We also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We have been working toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Group, as well as increasing advertising revenue from our worldwide websites such as Expedia.com and Hotels.com, which have historically been focused on transaction revenue. During the first half of 2011, advertising and media revenue accounted for approximately 14% of worldwide revenue.

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

Recent developments include:

•	Lawsuits have been brought by Volusia County, Florida and the town of Breckenridge, Colorado against the online travel companies.

•	The Missouri Supreme Court affirmed the dismissal of the lawsuit for hotel occupancy taxes brought by the city of St. Louis.

•	The Kentucky Court of Appeals has affirmed the dismissal of the lawsuit brought by the City of Bowling Green.

•	The trial court judge in the Columbus, Georgia litigation has reversed his earlier oral ruling in favor of the city on its motion for summary judgment, and now has denied the city’s motion.

•

The Georgia Supreme Court affirmed the ruling of the trial court in Atlanta that online travel companies are not liable for the payment of back taxes to the City of Atlanta, but that to the extent that the companies collect tax amounts from consumers they must collect taxes to cover the room rate.

•	The trial court judge in the San Antonio litigation has entered findings of fact and conclusions of law holding the online travel companies liable for hotel occupancy taxes.

•

The City of Baltimore and the Expedia companies have entered a settlement agreement in the City of Baltimore litigation. Orange County and the Expedia companies have agreed to a settlement in principle of the Orange County, Florida Litigation.

•	On July 26, 2011, the court in Santa Monica entered final judgment in favor of the online travel companies.

For additional information on recent developments, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $15 million as of June 30, 2011 and $24 million as of December 31, 2010. A variety of factors could affect the ultimate amount we pay, if any, in connection with any of the occupancy tax-related matters. In addition, as of June 30, 2011 and December 31, 2010, we had an accrual totaling $17 million and $13 million related to court decisions and final settlements. Changes to these settlement reserves and accruals are included within general and administrative expenses.

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

In addition, certain jurisdictions, including the states of New York, North Carolina and Minnesota, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy.

Segments

We have three reportable segments: Leisure, TripAdvisor Media Group and Egencia. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance.

Our Leisure segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Venere, eLong and Classic Vacations. Our TripAdvisor Media Group segment provides advertising services to travel suppliers on its websites, which aggregate traveler opinions and unbiased travel articles about cities, hotels, restaurants and activities in a variety of destinations through tripadvisor.com and its localized international versions as well as through its various travel media content properties within TripAdvisor Media Group. Our Egencia segment provides managed travel services to corporate customers in North America, Europe and the Asia Pacific region.

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

Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Gross Bookings
Leisure	$7,268	$6,194	17%	$13,920	$12,355	13%
TripAdvisor Media Group(1)	—	—	N/A	—	—	N/A
Egencia	683	489	40%	1,325	960	38%

Total gross bookings	$7,951	$6,683	19%	$15,245	$13,315	14%

Revenue Margin
Leisure	11.9%	11.6%		11.1%	10.8%
TripAdvisor Media Group(1)	N/A	N/A		N/A	N/A
Egencia	6.9%	7.3%		6.8%	7.2%
Total revenue margin(1)	12.9%	12.5%		12.1%	11.7%

(1)	TripAdvisor Media Group, which is comprised of media businesses that differ from both our transaction-based websites and our Egencia business, does not measure associated gross bookings or revenue margin. Third-party revenue from the TripAdvisor Media Group is included in revenue used to calculate total revenue margin.

The increase in worldwide gross bookings for the three and six months ended June 30, 2011, as compared to the same periods in 2010, was primarily due to a 15% and 11% increase in transactions in addition to rising average airline ticket prices and ADRs for hotel rooms in both periods.

The increase in revenue margin for the three and six months ended June 30, 2011, as compared to the same periods in 2010, was primarily due to strong growth in our higher margin hotel business partially offset by rising average air ticket prices.

Results of Operations

Revenue

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Leisure	$866	$716	21%	$1,552	$1,329	17%
TripAdvisor Media Group (Third-party revenue)	110	82	34%	204	154	33%
Egencia	48	36	34%	90	69	29%

Total revenue	$1,024	$834	23%	$1,846	$1,552	19%

Revenue increased for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to an increase in worldwide hotel revenue within our Leisure segment as well as an increase in advertising and media revenue within our TripAdvisor Media Group segment.

Worldwide hotel revenue increased 27% and 22% for the three and six months ended June 30, 2011, compared to the same periods in 2010, driven by a 21% and 18% increase in room nights stayed and a 5% and 3% increase in revenue per room night. Revenue per room night increased in both periods due to higher ADRs.

Worldwide air revenue decreased 1% for the three months ended June 30, 2011, compared to the same period in 2010, due to a 3% decrease in air tickets sold, partially offset by a 1% increase in revenue per air ticket. The decrease in air tickets sold was partially due to an 11% increase in average air ticket prices. Worldwide air revenue increased 2% for the six months ended June 30, 2011, compared to the same period in 2010, due to a 9% increase in revenue per air ticket, partially offset by a 6% decrease in air tickets sold. The increase in revenue per ticket was primarily due to a 12% increase in average air ticket prices. The decrease in air tickets sold was partially due to increasing average air ticket prices and the lack of American Airlines content for the duration of first quarter 2011. American Airlines tickets were placed back on the sites in early April 2011.

The remaining worldwide revenue other than hotel and air discussed above, which includes advertising and media, car rental, destination services, insurance and agency cruise, increased by 23% and 19% for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to an increase in our advertising and media revenue and to a lesser extent an increase in insurance and fees related to our corporate travel business.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$686	$548	25%	$1,206	$999	21%
Agency	200	178	12%	381	347	10%
Advertising and media(1)	138	108	27%	259	206	25%

Total revenue	$1,024	$834	23%	$1,846	$1,552	19%

(1)	Includes third-party revenue from TripAdvisor Media Group as well as our Leisure transaction-based websites.

Merchant revenue increased for the three and six months ended June 30, 2011, compared to the same period in 2010, due to the increase in merchant hotel revenue primarily driven by an increase in room nights stayed.

Agency revenue increased for the three and six months ended June 30, 2011, compared to the same period in 2010, primarily due to growth in our agency hotel business and to a lesser extent higher fees related to our corporate travel business and destination service revenue.

Advertising and media revenue increased for the three and six months ended June 30, 2011, compared to the same period in 2010, primarily due to a 34% and 33% increase in advertising revenue at TripAdvisor Media Group. TripAdvisor experienced accelerated growth during the periods in cost-per-click (“CPC”) based revenue, display advertising revenue and growth in other revenue, primarily comprised of subscription-based products.

Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Customer operations	$94	$82	12%	$177	$160	10%
Credit card processing	64	53	21%	119	98	21%
Data center and other	41	34	27%	80	69	19%

Total cost of revenue	$199	$169	18%	$376	$327	15%

% of revenue	19.4%	20.2%		20.4%	21.0%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, certain promotions, destination supply and stock-based compensation.

During the three and six months ended June 30, 2011, the primary drivers of the increase in cost of revenue expense were higher credit card processing costs related to our merchant transaction growth as well as higher data center costs, partially offset by efficiencies achieved within our customer service operations due in part to prior technology investments including interactive call routing and agent desktop technology.

Selling and Marketing

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Direct costs	$286	$216	32%	$529	$418	26%
Indirect costs	108	81	34%	206	160	30%

Total selling and marketing	$394	$297	33%	$735	$578	27%

% of revenue	38.5%	35.6%		39.8%	37.2%

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

Selling and marketing expenses increased $97 million and $157 million during the three and six months ended June 30, 2011, compared to the same periods in 2010, driven by increases in both online marketing expenses at Hotels.com and the TripAdvisor Media Group and offline marketing expenses at Expedia and Hotels.com as well as higher personnel expenses driven by additional headcount across most of our brands, primarily at TripAdvisor Media Group and PSG.

Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$61	$44	38%	$118	$91	29%
Depreciation and amortization of technology assets	23	20	18%	45	36	25%
Other	26	23	9%	50	47	8%

Total technology and content	$110	$87	26%	$213	$174	22%

% of revenue	10.8%	10.5%		11.6%	11.2%

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

The increase of $23 million and $39 million in technology and content expense during the three and six months ended June 30, 2011, compared to the same periods in 2010, was primarily due to increased personnel costs for increased headcount to support our corporate technology function, worldwide transaction-based businesses, primarily Expedia, as well as our TripAdvisor Media Group businesses and increased depreciation and amortization of technology assets.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$51	$43	18%	$100	$83	19%
Professional fees and other	34	36	(5%)	68	67	2%

Total general and administrative	$85	$79	7%	$168	$150	12%

% of revenue	8.3%	9.5%		9.1%	9.7%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

The $6 million increase in general and administrative expense during the three months ended June 30, 2011, compared to the same period in 2010, was due primarily to higher personnel expenses resulting from an increase in headcount, partially offset by a decrease in legal costs and related reserves. The $18 million increase in general and administrative expense during the six months ended June 30, 2011, compared to the same period in 2010, was due primarily to higher personnel expenses resulting from an increase in headcount.

Amortization of Intangible Assets

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$7	$8	(16%)	$15	$17	(14%)
% of revenue	0.7%	1.0%		0.8%	1.1%

Spin-off Costs

During the three and six months ended June 30, 2011, we recognized $2 million in non-recurring expenses incurred to affect the spin-off of TripAdvisor Media Group.

Operating Income

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Operating income	$227	$194	17%	$335	$306	10%
% of revenue	22.2%	23.2%		18.2%	19.7%

Operating income increased for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to a growth in revenue, partially offset by increased costs and expenses including a growth in selling and marketing expense and technology and content expense in excess of revenue growth.

Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Interest income	$6	$1	353%	$9	$2	394%
Interest expense	(31)	(20)	54%	(62)	(41)	51%

Interest income increased for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to higher yields on cash and cash equivalents. Interest expense increased for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily resulting from additional interest on the $750 million senior unsecured notes issued in August 2010.

Other, Net

Other, net changed from income of $1 million for the three and six months ended June 30, 2010 to a loss of $5 million and $11 million for the three and six months ended June 30, 2011 primarily due to net foreign exchange rate losses from our revenue hedging program during the periods versus gains in the prior year periods.

Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$55	$60	(8%)	$77	$92	(16%)
Effective tax rate	28.2%	34.3%		28.6%	34.3%

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.

The decrease in the effective rate for the three and six months ended June 30, 2011 as compared to the same periods in 2010 was primarily due to an increase in estimated earnings in jurisdictions outside the United States.

Our effective tax rate was 28.2% and 28.6% for the three and six months ended June 30, 2011, which was lower than the 35% federal statutory rate primarily due an increase in estimated earnings in jurisdictions outside the United States, partially offset by state income taxes and accruals related to uncertain tax positions.

Our effective tax rate was 34.3% for both the three and six months ended June 30, 2010, which is lower than the 35% federal statutory rate primarily due to an increase in estimated earnings in jurisdictions outside the United States, partially offset by state income taxes and accruals related to uncertain tax positions.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $2.3 billion and $1.2 billion at June 30, 2011 and December 31, 2010, including $280 million and $153 million of cash and cash equivalents and short-term investment balances of majority-owned subsidiaries; and our $750 million revolving credit facility. As of June 30, 2011, $723 million was available under the facility representing the total $750 million facility less $27 million of outstanding stand-by letters of credit. The revolving credit facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 250 basis points, and the commitment fee on undrawn amounts at 37.5 basis points as of June 30, 2011.

Our credit ratings are periodically reviewed by rating agencies. In October 2009, our long-term ratings from Moody’s and Standard and Poor’s were raised to Ba1 and BBB-, respectively. In August 2010, in conjunction with our 5.95% senior notes offering, Fitch issued a BBB- rating for Expedia. Standard and Poor’s maintained a stable ratings outlook and Moody’s changed its outlook to “positive” in August 2010. In April 2011, in response to our announcement of the TripAdvisor spin-off, Moody’s affirmed its Ba1 rating and changed its outlook to “stable,” while S&P and Fitch placed the Company’s ratings on Credit Watch Negative and Rating Watch Negative, respectively. In July 2011, S&P announced that they were likely to affirm Expedia’s ratings at BBB-, assuming the spin-off is completed as proposed. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

The indenture governing our $400 million aggregate principal amount of outstanding 8.5% senior notes due 2016 contains certain covenants that could restrict implementation of the proposed TripAdvisor spin-off. In light of such covenants, we anticipate taking one or more of the following actions with respect to such notes: seeking consents from the holders to the proposed spin-off or repurchasing, defeasing or redeeming the notes. If we were to decide to redeem such notes, the redemption price would be equal to 100% of the principal amount plus a make-whole premium as of, and accrued and unpaid interest to, the redemption date.

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

As of June 30, 2011, we had a deficit in our working capital of $44 million, compared to a deficit of $188 million as of December 31, 2010.

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

Our cash flows are as follows:

	Six months ended June 30,
	2011	2010	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$1,220	$933	$287
Investing activities	(545)	(491)	(54)
Financing activities	(1)	(241)	240
Effect of foreign exchange rate changes on cash and cash equivalents	21	(48)	69

For the six months ended June 30, 2011, net cash provided by operating activities increased by $287 million primarily due to increased benefits from working capital changes.

For the six months ended June 30, 2011, net cash used in investing activities increased by $54 million primarily due to an increased use of cash of $38 million related to net purchases of investments and higher capital expenditures of $36 million, partially offset by lower cash used for acquisitions of $23 million.

Cash used in financing activities for the six months ended June 30, 2011 primarily included cash paid to acquire shares of $49 million, including the repurchased shares under the 2010 authorization discussed below, as well as $39 million in cash dividend payments, mostly offset by a net $71 million inflow related to the May 2011 eLong transaction and our purchase of additional interests in another subsidiary. Cash used in financing activities for the six months ended June 30, 2010 primarily included cash paid to acquire shares of $199 million, including the repurchased shares under the 2006 authorization discussed below, as well as a $40 million cash dividend payment, partially offset by $31 million of proceeds from the exercise of equity awards.

In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. On October 25, 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. During the six months ended June 30, 2011 and 2010, we repurchased, through open market transactions, 2.0 million and 8.4 million shares under these authorizations for a total cost of $41 million and $188 million, excluding transaction costs. As of June 30, 2011, 17.4 million shares remain authorized for repurchase under the October 2010 authorization. No additional repurchases have been made under this authorization as of July 28, 2011.

During the six months ended June 30, 2011 and 2010, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Six months ended June 30, 2011:
February 9, 2011	$0.07	March 11, 2011	$19,352	March 31, 2011
April 27, 2011	$0.07	May 27, 2011	19,232	June 17, 2011

Six months ended June 30, 2010:
February 10, 2010	$0.07	March 11, 2010	20,220	March 31, 2010
April 27, 2010	$0.07	May 27, 2010	19,902	June 17, 2010

In addition, on July 25, 2011, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock to stockholders of record as of the close of business on August 26, 2011. Future declarations of dividends are subject to final determination of our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency for the six months ended June 30, 2011 showed a net increase of $69 million reflecting appreciations in currencies and higher foreign-denominated cash balances in the current year period.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2010. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of June 30, 2011 or December 31, 2010.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material changes in our market risk during the three and six months ended June 30, 2011. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. The following are developments regarding such legal proceedings:

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

San Diego Litigation. San Diego filed a motion for judgment denying the online travel companies’ writ of mandate on May 6, 2011. The online travel companies filed a motion for judgment granting their writ of mandate on May 6, 2011.

City of Santa Monica, California Litigation. On July 26, 2011, the court in Santa Monica entered final judgment in favor of the online travel companies.

Orange County, Florida Litigation. The County and the Expedia companies have reached a settlement in principle.

City of Atlanta Litigation. On May 16, 2011, the Georgia Supreme Court affirmed the trial court decision that online travel companies are not liable for back taxes, but to the extent that the companies collect tax amounts from consumers they must collect taxes on the room rate.

City of San Antonio Litigation. On July 1, 2011, the court entered findings of fact and conclusions of law holding defendant online travel companies liable for hotel occupancy taxes.

Columbus, Georgia Litigation. On July 1, 2011, the court reversed its earlier oral decision granting summary judgment in favor of the city and has now denied the city’s motion for summary judgment.

Nassau County, New York Litigation. The court has dismissed the case for lack of jurisdiction.

Myrtle Beach, South Carolina Litigation. The parties signed a settlement agreement on July 14, 2011.

City of Baltimore Litigation. The Expedia companies and the City entered a settlement agreement dated June 17, 2011.

City of Bowling Green, Kentucky Litigation. On April 29, 2011 the Kentucky Court of Appeals affirmed the dismissal of the suit. The City has filed a motion for discretionary review to the Kentucky Supreme Court.

St. Louis, Missouri Litigation. On June 28, 2011, the Missouri Supreme Court affirmed the dismissal of the lawsuit for hotel occupancy taxes brought by the city of St. Louis.

County of Genesee, County of Calhoun, County of Ingham and County of Saginaw, Michigan Litigation. Trial is scheduled for September 12, 2012.

Palm Beach, Florida Litigation. Defendant online travel companies have filed a motion for summary judgment.

City of Birmingham, Alabama Litigation. The City has filed a notice of appeal of the March 24, 2011 trial court order granting defendants’ motion for summary judgment and dismissing the case.

Hilton Head, South Carolina Litigation. The parties entered a settlement agreement in May 2011.

McAllister Arkansas Citizen Taxpayer Litigation. Defendant online travel companies have filed a motion to dismiss.

District of Columbia Litigation. Defendant online travel companies have filed a motion to dismiss.

Montgomery County, Maryland Litigation. The court granted in part and denied in part defendant online travel companies’ motion to dismiss.

In addition, the following cases were filed and/or served during the second quarter of 2011:

Volusia County, Florida Litigation. On April 28, 2011, Volusia County brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. Volusia County v. Expedia, et al., Case No. 2011-10834-CIDL (In the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida). The complaint includes claims for Tourist Development Tax, Convention Development Tax, Transient Rentals Tax, and School Capital Outlay Surtax. Defendant online travel companies have filed a motion to dismiss.

Part II. Item 1. Legal Proceedings

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes, which are listed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. In addition, the State of Arkansas has begun or attempted to pursue formal or informal audits or administrative procedures, or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.

Actions Filed by Expedia

Broward County, Florida Litigation. Broward County has moved to amend its claims to assert a claim for punitive damages.

Hawaii Tax Court Litigation. On March 1, 2011, Expedia, Hotels.com, Hotwire and other online travel companies filed notices of appeal to the Hawaii Tax Appeal Court from notices of assessments dated February 3, 2011. In the Matter of the Appeal of Expedia, Inc., Case No. 11-1-0023; In the Matter of the Appeal of Hotels.com, LP, Case No. 11-1-0027 and In the Matter of the Appeal of Hotwire, Inc., Case No. 11-1-0026.

Part II. Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

July 28, 2011	Expedia, Inc.

	By:	/s/ MICHAEL B. ADLER
Michael B. Adler
Chief Financial Officer