Form 10-Q
period 2011-09-30
Expedia, Inc.
filed 2011-11-07
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 14, 2011 was:

Common stock, $0.001 par value per share	241,425,892 shares
Class B common stock, $0.001 par value per share	25,599,998 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended September 30, 2011

Part I. Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$1,140,835	$987,860	$2,986,646	$2,539,739

Costs and expenses:
Cost of revenue (1)	209,677	190,033	586,063	516,634
Selling and marketing (1)	408,102	344,019	1,143,229	921,687
Technology and content (1)	116,877	93,297	330,222	267,508
General and administrative (1)	103,745	75,581	271,283	225,744
Amortization of intangible assets	7,959	8,126	22,956	25,498
Spin-off costs	4,430	—	6,538	—
Legal reserves and occupancy tax assessments	692	—	1,792	—

Operating income	289,353	276,804	624,563	582,668

Other income (expense):
Interest income	5,893	2,454	14,855	4,270
Interest expense	(32,049)	(26,993)	(94,532)	(68,405)
Other, net	7,988	(13,657)	(3,176)	(12,272)

Total other expense, net	(18,168)	(38,196)	(82,853)	(76,407)

Income before income taxes	271,185	238,608	541,710	506,261
Provision for income taxes	(60,779)	(60,584)	(138,205)	(152,285)

Net income	210,406	178,024	403,505	353,976
Net income attributable to noncontrolling interests	(872)	(1,474)	(1,539)	(3,769)

Net income attributable to Expedia, Inc.	$209,534	$176,550	$401,966	$350,207

Earnings per share attributable to Expedia, Inc.
available to common stockholders:
Basic	$0.77	$0.63	$1.47	$1.23
Diluted	0.75	0.62	1.44	1.21
Shares used in computing earnings per share:
Basic	272,352	281,215	273,263	284,608
Diluted	279,368	286,284	278,541	289,893
Dividends declared per common share	$0.07	$0.07	$0.21	$0.21

(1) Includes stock-based compensation as follows:

Cost of revenue	$584	$549	$1,975	$1,825
Selling and marketing	2,991	3,027	10,173	10,462
Technology and content	3,732	3,210	11,812	10,840
General and administrative	7,752	6,235	21,852	23,437

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,453,508	$714,332
Restricted cash and cash equivalents	18,555	14,215
Short-term investments	552,411	515,627
Accounts receivable, net of allowance of $15,192 and $12,114	431,064	328,468
Prepaid expenses and other current assets	142,635	128,985

Total current assets	2,598,173	1,701,627
Property and equipment, net	340,972	277,061
Long-term investments and other assets	305,129	232,239
Intangible assets, net	779,248	797,707
Goodwill	3,653,161	3,642,360

TOTAL ASSETS	$7,676,683	$6,650,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, merchant	$893,668	$700,730
Accounts payable, other	213,201	181,765
Deferred merchant bookings	1,051,226	654,632
Deferred revenue	36,477	29,466
Accrued expenses and other current liabilities	421,697	322,827

Total current liabilities	2,616,269	1,889,420
Long-term debt	1,645,414	1,644,894
Deferred income taxes, net	258,326	248,461
Other long-term liabilities	118,654	131,516

Commitments and contingencies

Stockholders’ equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	351	348
Authorized shares: 1,600,000
Shares issued: 351,523 and 348,416
Shares outstanding: 243,464 and 248,347
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	6,153,688	6,116,697
Treasury stock — Common stock, at cost	(2,449,884)	(2,241,191)
Shares: 108,059 and 100,069
Retained earnings (deficit)	(792,567)	(1,194,533)
Accumulated other comprehensive income (loss)	(13,819)	(8,803)

Total Expedia, Inc. stockholders’ equity	2,897,795	2,672,544
Noncontrolling interest	140,225	64,159

Total stockholders’ equity	3,038,020	2,736,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,676,683	$6,650,994

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net income	$403,505	$353,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	110,873	86,605
Amortization of stock-based compensation	45,812	46,564
Amortization of intangible assets	22,956	25,498
Deferred income taxes	7,202	8,975
Foreign exchange loss on cash, cash equivalents and short-term investments, net	18,478	8,180
Realized (gain) loss on foreign currency forwards	8,117	(7,170)
Other	10,694	8,300
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(103,402)	(113,742)
Prepaid expenses and other current assets	(33,369)	(33,734)
Accounts payable, merchant	193,010	171,300
Accounts payable, other, accrued expenses and other current liabilities	138,158	36,176
Deferred merchant bookings	396,480	334,776
Deferred revenue	6,976	12,013

Net cash provided by operating activities	1,225,490	937,717

Investing activities:
Capital expenditures, including internal-use software and website development	(173,895)	(113,324)
Purchases of investments	(1,179,555)	(803,575)
Sales and maturities of investments	1,066,751	93,412
Acquisitions, net of cash acquired	(15,970)	(36,353)
Net settlement of foreign currency forwards	(8,117)	7,170
Other, net	1,039	3,458

Net cash used in investing activities	(309,747)	(849,212)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	742,994
Treasury stock activity	(208,693)	(394,403)
Payment of dividends to stockholders	(57,732)	(59,825)
Proceeds from exercise of equity awards	23,127	38,941
Sales (purchases) of interest in controlled subsidiaries, net	70,626	(77,859)
Excess tax benefit on equity awards	6,892	6,475
Changes in restricted cash and cash equivalents	(4,011)	(971)
Other, net	6,503	(14,360)

Net cash provided by (used in) financing activities	(163,288)	240,992
Effect of exchange rate changes on cash and cash equivalents	(13,279)	(21,170)

Net increase in cash and cash equivalents	739,176	308,327
Cash and cash equivalents at beginning of period	714,332	642,544

Cash and cash equivalents at end of period	$1,453,508	$950,871

Supplemental cash flow information
Cash paid for interest	$120,907	$75,379
Income tax payments, net	47,674	130,343

See accompanying notes.

Notes to Consolidated Financial Statements

September 30, 2011

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

The transaction is subject to final approval by our Board of Directors and we expect to receive a favorable private letter ruling from the Internal Revenue Service on the tax-free nature of the spin-off. In addition, it is expected that we will seek stockholder approval of the transaction. The proposed spin-off is expected to be completed in the fourth quarter of 2011. Non-recurring expenses incurred to affect the spin-off of TripAdvisor during the three and nine months ended September 30, 2011 have been included within spin-off costs in the statement of operations.

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

Notes to Consolidated Financial Statements – (Continued)

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

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. On October 1, 2011, we early adopted this guidance and our adoption did not materially impact our consolidated financial statements.

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

Notes to Consolidated Financial Statements – (Continued)

Note 3 – Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$619,662	$619,662	$—
Time deposits	173,305	—	173,305
Derivatives:
Foreign currency forward contracts	4,505	—	4,505
Investments:
Time deposits	483,041	—	483,041
Corporate debt securities	288,860	—	288,860

Total assets	$1,569,373	$619,662	$949,711

Financial assets measured at fair value on a recurring basis as of December 31, 2010 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$359,169	$359,169	$—
Investments:
Time deposits	434,315	—	434,315
Corporate debt securities	243,963	—	243,963

Total assets	$1,037,447	$359,169	$678,278

Liabilities
Foreign currency forward contracts	$1,431	$—	$1,431

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of September 30, 2011 and December 31, 2010, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of September 30, 2011, we had $69 million of short-term and $220 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains of $2 million and gross unrealized losses of $1 million. As of December 31, 2010, we had $81 million of short-term and $163 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value with gross unrealized gains of $1 million and gross unrealized losses of less than $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments. Of the total time deposit investments, $85 million and $88 million as of September 30, 2011 and December 31, 2010 related to balances held by our majority-owned subsidiaries.

Notes to Consolidated Financial Statements – (Continued)

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of September 30, 2011, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $149 million. We had a net forward asset of $5 million as of September 30, 2011 recorded in prepaid expenses and other current assets and a net forward liability of $1 million as of December 31, 2010 recorded in accrued expenses and other current liabilities. We recorded $5 million and $4 million in net gains from foreign currency forward contracts during each of the three months ended September 30, 2011 and 2010, and less than $1 million in net losses and $5 million in net gains for the nine months ended September 30, 2011 and 2010.

Note 4 – Debt

The following table sets forth our outstanding debt:

	September 30, 2011	December 31, 2010
	(In thousands)
8.5% senior notes due 2016, net of discount	$396,149	$395,673
7.456% senior notes due 2018	500,000	500,000
5.95% senior notes due 2020, net of discount	749,265	749,221

Long-term debt	$1,645,414	$1,644,894

Long-term Debt

Our $400 million of senior unsecured notes outstanding at September 30, 2011 are due in July 2016 and bear interest at 8.5% (the “8.5% Notes”). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year. The 8.5% Notes include covenants that limit our ability under certain circumstances to (i) incur additional indebtedness, (ii) pay dividends or make restricted payments, (iii) dispose of assets, (iv) create or incur liens, (v) enter into sale/leaseback transactions and (vi) merge or consolidate with or into another entity. Certain of these covenants in the 8.5% Notes, including the covenants limiting under certain circumstances our ability to incur additional indebtedness, pay dividends or make restricted payments and dispose of assets, will be suspended during any time that the 8.5% Notes have an investment grade rating from both Standard and Poor’s and Moody’s and no default exists under the 8.5% Note indenture. The 8.5% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. We may redeem the 8.5% Notes prior to July 1, 2012 at our option in whole or in part any time at a specified “make-whole” premium. On or after July 1, 2012, we may redeem the 8.5% Notes in whole or in part at specified prices ranging from 104.250% to 100% of the principal plus accrued interest. In connection with the spin-off, we anticipate that we will redeem the 8.5% Notes and, prior to consummation of the spin-off, the 8.5% Notes will have been discharged or defeased.

Our $500 million in registered senior unsecured notes outstanding at September 30, 2011 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes include covenants that limit our ability (i) to enter into sale/leaseback transactions, (ii) to create or incur liens and (iii) to merge or consolidate with or into another entity. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes at our option in whole or in part at any time at a specified “make-whole” premium.

Notes to Consolidated Financial Statements – (Continued)

Our $750 million in registered senior unsecured notes outstanding at September 30, 2011 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. The 5.95% Notes include covenants that limit our ability under certain circumstances to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. We may redeem the 5.95% Notes at our option in whole or in part at any time or from time to time at a specified “make-whole” premium.

Based on quoted market prices, the approximate fair value of our Notes was as follows:

	September 30, 2011	December 31, 2010
	(In millions)
8.5% senior notes	$431	$438
7.456% senior notes	563	561
5.95% senior notes	777	743

The 7.456%, 8.5% and 5.95% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 9 — Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the Notes was $19 million and $49 million as of September 30, 2011 and December 31, 2010.

Credit Facility

Expedia, Inc. maintains a $750 million unsecured revolving credit facility with a group of lenders. In August 2011, we amended the revolving credit facility to, among other things, extend the maturity date of the revolving credit facility to August 2016, reduce the interest rate spread on drawn amounts thereunder and reduce the commitment fee on undrawn amounts thereunder. The facility is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes. As of September 30, 2011 and December 31, 2010, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 22.5 basis points as of September 30, 2011. The facility contains financial covenants including leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the amount available under the credit facility. As of September 30, 2011, and December 31, 2010, there was $20 million and $27 million of outstanding stand-by LOCs issued under the facility.

Notes to Consolidated Financial Statements – (Continued)

Note 5 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Nine months ended September 30, 2011:
February 9, 2011	$0.07	March 11, 2011	$19,352	March 31, 2011
April 27, 2011	0.07	May 27, 2011	19,232	June 17, 2011
July 26, 2011	0.07	August 26, 2011	19,148	September 16, 2011

Nine months ended September 30, 2010:
February 10, 2010	$0.07	March 11, 2010	$20,220	March 31, 2010
April 27, 2010	0.07	May 27, 2010	19,902	June 17, 2010
July 26, 2010	0.07	August 26, 2010	19,703	September 16, 2010

In addition, on October 26, 2011, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock to stockholders of record as of the close of business on November 18, 2011. Future declarations of dividends are subject to final determination of our Board of Directors.

Share Repurchases

In October 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. During the first nine months of 2011, we repurchased, through open market transactions, 7.6 million shares under this authorization for a total cost of $199 million, excluding transaction costs, representing an average repurchase price of $26.39 per share. As of September 30, 2011, 11.8 million shares remain authorized for repurchase under the authorization with no fixed termination date for the repurchases. Subsequent to the end of the third quarter of 2011, we repurchased an additional 2.4 million shares for a total cost of $65 million, excluding transaction costs, representing an average repurchase price of $26.74 per share.

Comprehensive Income

Comprehensive income was $173 million and $219 million for the three months ended September 30, 2011 and 2010, and $397 million and $344 million for the nine months ended September 30, 2011 and 2010. The primary difference between net income attributable to Expedia, Inc. as reported and comprehensive income was foreign currency translation adjustments.

Noncontrolling Interest

In May 2011, we acquired additional shares of eLong for $41 million and, at the same time, Tencent Holdings Limited also acquired approximately 16% of the outstanding shares of eLong for $84 million. As of September 30, 2011, our ownership interest in eLong was approximately 55%.

Notes to Consolidated Financial Statements – (Continued)

Note 6 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net income attributable to Expedia, Inc.	$209,534	$176,550	$401,966	$350,207

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.77	$0.63	$1.47	$1.23
Diluted	0.75	0.62	1.44	1.21

Weighted average number of shares outstanding:
Basic	272,352	281,215	273,263	284,608
Dilutive effect of:
Options to purchase common stock	4,161	4,002	3,527	4,171
Other dilutive securities	2,855	1,067	1,751	1,114

Diluted	279,368	286,284	278,541	289,893

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

Litigation Relating to Hotel Occupancy Taxes. Seventy-seven lawsuits have been filed by cities, counties and states involving hotel occupancy taxes. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, twenty-four of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twelve dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $27 million as of September 30, 2011 and $24 million as of December 31, 2010. This reserve is based on our best estimate and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. In addition, as of September 30, 2011 and December 31, 2010, we had accruals totaling $17 million and $13 million related to court decisions and final settlements. Changes to these settlement reserves and accruals are included within general and administrative expenses in the consolidated statements of operations.

Notes to Consolidated Financial Statements – (Continued)

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

Notes to Consolidated Financial Statements – (Continued)

The following tables present our segment information for the three and nine months ended September 30, 2011 and 2010. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Three months ended September 30, 2011
	Leisure	TripAdvisor Media Group	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$976,148	$120,385	$44,302	$—	$1,140,835
Intersegment revenue	—	60,417	—	(60,417)	—

Revenue	$976,148	$180,802	$44,302	$(60,417)	$1,140,835

Operating Income Before Amortization	$297,489	$90,647	$2,357	$(73,815)	$316,678
Amortization of intangible assets	—	—	—	(7,959)	(7,959)
Spin-off costs	—	—	—	(4,430)	(4,430)
Legal reserves and occupancy tax assessments				(692)	(692)
Stock-based compensation	—	—	—	(15,059)	(15,059)
Realized loss on revenue hedges	815	—	—	—	815

Operating income (loss)	$298,304	$90,647	$2,357	$(101,955)	289,353

Other expense, net					(18,168)

Income before income taxes					271,185
Provision for income taxes					(60,779)

Net income					210,406
Net income attributable to noncontrolling interests					(872)

Net income attributable to Expedia, Inc.					$209,534

	Three months ended September 30, 2010
	Leisure	TripAdvisor Media Group	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$863,452	$89,761	$34,647	$—	$987,860
Intersegment revenue	—	49,558	—	(49,558)	—

Revenue	$863,452	$139,319	$34,647	$(49,558)	$987,860

Operating Income Before Amortization	$277,391	$73,659	$1,891	$(59,291)	$293,650
Amortization of intangible assets	—	—	—	(8,126)	(8,126)
Stock-based compensation	—	—	—	(13,021)	(13,021)
Realized loss on revenue hedges	4,301	—	—	—	4,301

Operating income (loss)	$281,692	$73,659	$1,891	$(80,438)	276,804

Other expense, net					(38,196)

Income before income taxes					238,608
Provision for income taxes					(60,584)

Net income					178,024
Net income attributable to noncontrolling interests					(1,474)

Net income attributable to Expedia, Inc.					$176,550

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2011
	Leisure	TripAdvisor Media Group	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,527,964	$324,770	$133,912	—	$2,986,646
Intersegment revenue	—	173,560	—	(173,560)	—

Revenue	$2,527,964	$498,330	$133,912	$(173,560)	$2,986,646

Operating Income Before Amortization	$613,582	$260,252	$13,928	$(198,542)	$689,220
Amortization of intangible assets	—	—	—	(22,956)	(22,956)
Spin-off costs	—	—	—	(6,538)	(6,538)
Legal reserves and occupancy tax assessments	—	—	—	(1,792)	(1,792)
Stock-based compensation	—	—	—	(45,812)	(45,812)
Realized loss on revenue hedges	12,441	—	—	—	12,441

Operating income (loss)	$626,023	$260,252	$13,928	$(275,640)	624,563

Other expense, net					(82,853)

Income before income taxes					541,710
Provision for income taxes					(138,205)

Net income					403,505
Net income attributable to noncontrolling interests					(1,539)

Net income attributable to Expedia, Inc.					$401,966

	Nine months ended September 30, 2010
	Leisure	TripAdvisor Media Group	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,192,080	$243,685	$103,974	—	$2,539,739
Intersegment revenue	—	134,626	—	(134,626)	—

Revenue	$2,192,080	$378,311	$103,974	$(134,626)	$2,539,739

Operating Income Before Amortization	$605,449	$212,974	$11,938	$(174,695)	$655,666
Amortization of intangible assets	—	—	—	(25,498)	(25,498)
Stock-based compensation	—	—	—	(46,564)	(46,564)
Realized gain on revenue hedges	(936)	—	—	—	(936)

Operating income (loss)	$604,513	$212,974	$11,938	$(246,757)	582,668

Other expense, net					(76,407)

Income before income taxes					506,261
Provision for income taxes					(152,285)

Net income					353,976
Net income attributable to noncontrolling interests					(3,769)

Net income attributable to Expedia, Inc.					$350,207

During the first quarter of 2011, we changed our allocation methodology for information technology expenses, which resulted in more expenses being allocated to our Leisure and Egencia segments. During the third quarter of 2011, in conjunction with certain organizational changes, we reclassified expenses attributed to our supplier payment group previously captured within Corporate and Eliminations to our Leisure segment. We revised prior year OIBA by segment to conform to our current year presentation. There was no impact on consolidated OIBA as a result of these changes.

Notes to Consolidated Financial Statements – (Continued)

NOTE 9 – Guarantor and Non-Guarantor Supplemental Financial Information

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$986,259	$170,016	$(15,440)	$1,140,835

Costs and expenses:
Cost of revenue	—	179,743	29,452	482	209,677
Selling and marketing	—	290,590	133,347	(15,835)	408,102
Technology and content	—	87,885	29,097	(105)	116,877
General and administrative	—	75,192	28,535	18	103,745
Amortization of intangible assets	—	1,855	6,104	—	7,959
Spin-off costs	—	4,430	—	—	4,430
Legal reserves and occupancy tax assessments	—	692	—	—	692
Intercompany (income) expense, net	—	216,136	(216,136)	—	—

Operating income	—	129,736	159,617	—	289,353
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	224,063	137,019	—	(361,082)	—
Other, net	(29,638)	35,994	(24,524)	—	(18,168)

Total other income (expense), net	194,425	173,013	(24,524)	(361,082)	(18,168)

Income before income taxes	194,425	302,749	135,093	(361,082)	271,185
Provision for income taxes	15,109	(77,705)	1,817	—	(60,779)

Net income	209,534	225,044	136,910	(361,082)	210,406
Net income attribuatable to noncontrolling interests	—	—	(872)	—	(872)

Net income attributable to Expedia, Inc.	$209,534	$225,044	$136,038	$(361,082)	$209,534

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$871,054	$126,717	$(9,911)	$987,860

Costs and expenses:
Cost of revenue	—	163,604	26,299	130	190,033
Selling and marketing	—	241,029	113,165	(10,175)	344,019
Technology and content	—	74,047	19,250	—	93,297
General and administrative	—	54,324	21,123	134	75,581
Amortization of intangible assets	—	1,954	6,172	—	8,126
Intercompany (income) expenses, net	—	199,817	(199,817)	—	—

Operating income	—	136,279	140,525	—	276,804

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	194,500	118,064	—	(312,564)	—
Other, net	(25,143)	(35,726)	22,673	—	(38,196)

Total other income (expense), net	169,357	82,338	22,673	(312,564)	(38,196)

Income before income taxes	169,357	218,617	163,198	(312,564)	238,608
Provision for income taxes	7,193	(23,185)	(44,592)	—	(60,584)

Net income	176,550	195,432	118,606	(312,564)	178,024
Net income attributable to noncontrolling interests	—	—	(1,474)	—	(1,474)

Net income attributable to Expedia, Inc.	$176,550	$195,432	$117,132	$(312,564)	$176,550

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$2,589,548	$431,639	$(34,541)	$2,986,646

Costs and expenses:
Cost of revenue	—	501,817	83,547	699	586,063
Selling and marketing	—	801,227	377,231	(35,229)	1,143,229
Technology and content	—	254,272	76,109	(159)	330,222
General and administrative	—	195,310	75,825	148	271,283
Amortization of intangible assets	—	5,732	17,224	—	22,956
Spin-off costs	—	6,538	—	—	6,538
Legal reserves and occupancy tax assessments	—	1,792	—	—	1,792
Intercompany (income) expense, net	—	594,175	(594,175)	—	—

Operating income	—	228,685	395,878	—	624,563

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	451,377	324,583	—	(775,960)	—
Other, net	(88,688)	7,147	(1,312)	—	(82,853)

Total other income (expense), net	362,689	331,730	(1,312)	(775,960)	(82,853)

Income before income taxes	362,689	560,415	394,566	(775,960)	541,710
Provision for income taxes	39,277	(106,397)	(71,085)	—	(138,205)

Net income	401,966	454,018	323,481	(775,960)	403,505
Net income attribuatable to noncontrolling interests	—	—	(1,539)	—	(1,539)

Net income attributable to Expedia, Inc.	$401,966	$454,018	$321,942	$(775,960)	$401,966

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$2,237,258	$332,460	$(29,979)	$2,539,739

Costs and expenses:
Cost of revenue	—	446,334	71,466	(1,166)	516,634
Selling and marketing	—	652,220	298,419	(28,952)	921,687
Technology and content	—	213,327	54,168	13	267,508
General and administrative	—	163,505	62,113	126	225,744
Amortization of intangible assets	—	8,368	17,130	—	25,498
Intercompany (income) expenses, net	—	366,324	(366,324)	—	—

Operating income	—	387,180	195,488	—	582,668

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	390,410	142,866	—	(533,276)	—
Other, net	(61,480)	(3,183)	(11,744)	—	(76,407)

Total other income (expense), net	328,930	139,683	(11,744)	(533,276)	(76,407)

Income before income taxes	328,930	526,863	183,744	(533,276)	506,261
Provision for income taxes	21,277	(133,061)	(40,501)	—	(152,285)

Net income	350,207	393,802	143,243	(533,276)	353,976
Net income attributable to noncontrolling interests	—	—	(3,769)	—	(3,769)

Net income attributable to Expedia, Inc.	$350,207	$393,802	$139,474	$(533,276)	$350,207

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2011

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$134,462	$2,154,300	$1,018,873	$(709,462)	$2,598,173
Investment in subsidiaries	5,137,959	1,509,434	—	(6,647,393)	—
Intangible assets, net	—	668,858	110,390	—	779,248
Goodwill	—	3,059,471	593,690	—	3,653,161
Other assets, net	7,209	458,049	180,843	—	646,101

TOTAL ASSETS	$5,279,630	$7,850,112	$1,903,796	$(7,356,855)	$7,676,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$596,196	$2,409,878	$319,657	$(709,462)	$2,616,269
Long-term debt	1,645,414	—	—	—	1,645,414
Other liabilities	—	300,011	76,969	—	376,980
Stockholders’ equity	3,038,020	5,140,223	1,507,170	(6,647,393)	3,038,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,279,630	$7,850,112	$1,903,796	$(7,356,855)	$7,676,683

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$95,195	$1,305,807	$578,332	$(277,707)	$1,701,627
Investment in subsidiaries	4,589,428	1,061,282	—	(5,650,710)	—
Intangible assets, net	—	674,290	123,417	—	797,707
Goodwill	—	3,057,547	584,813	—	3,642,360
Other assets, net	8,415	399,593	101,292	—	509,300

TOTAL ASSETS	$4,693,038	$6,498,519	$1,387,854	$(5,928,417)	$6,650,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$311,441	$1,619,260	$236,426	$(277,707)	$1,889,420
Long-term debt	1,644,894	—	—	—	1,644,894
Other liabilities	—	290,287	89,690	—	379,977
Stockholders’ equity	2,736,703	4,588,972	1,061,738	(5,650,710)	2,736,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,693,038	$6,498,519	$1,387,854	$(5,928,417)	$6,650,994

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$986,615	$238,875	$1,225,490

Investing activities:
Purchases of investments	—	(1,062,936)	(116,619)	(1,179,555)
Sales and maturities of investments	—	995,212	71,539	1,066,751
Capital expenditures, including internal-use software and website development	—	(152,237)	(21,658)	(173,895)
Other, net	—	(10,870)	(12,178)	(23,048)

Net cash used in investing activities	—	(230,831)	(78,916)	(309,747)

Financing activities:
Treasury stock activity	(208,693)	—	—	(208,693)
Payment of dividends to stockholders	(57,732)	—	—	(57,732)
Sales of interest in controlled subsidiaries, net	—	—	70,626	70,626
Transfers (to) from related parties	239,908	(239,908)	—	—
Other, net	26,517	(10,740)	16,734	32,511

Net cash provided by (used in) financing activities	—	(250,648)	87,360	(163,288)
Effect of exchange rate changes on cash and cash equivalents	—	(15,381)	2,102	(13,279)

Net increase in cash and cash equivalents	—	489,755	249,421	739,176
Cash and cash equivalents at beginning of period	—	363,754	350,578	714,332

Cash and cash equivalents at end of period	$—	$853,509	$599,999	$1,453,508

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$759,017	$178,700	$937,717

Investing activities:
Purchases of investments	—	(735,928)	(67,647)	(803,575)
Sales and maturities of investments	—	37,576	55,836	93,412
Capital expenditures, including internal-use software and website development	—	(101,107)	(12,217)	(113,324)
Other, net	—	12,375	(38,100)	(25,725)

Net cash used in investing activities	—	(787,084)	(62,128)	(849,212)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	742,994	—	—	742,994
Payment of dividends to stockholders	(59,825)	—	—	(59,825)
Treasury stock activity	(394,403)	—	—	(394,403)
Purchases of interest in controlled subsidiaries, net	—	—	(77,859)	(77,859)
Transfers (to) from related parties	(333,283)	333,283	—	—
Other, net	44,517	(11,039)	(3,393)	30,085

Net cash provided by (used in) financing activities	—	322,244	(81,252)	240,992
Effect of exchange rate changes on cash and cash equivalents	—	(16,730)	(4,440)	(21,170)

Net increase in cash and cash equivalents	—	277,447	30,880	308,327
Cash and cash equivalents at beginning of period	—	418,855	223,689	642,544

Cash and cash equivalents at end of period	$—	$696,302	$254,569	$950,871

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

Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.comTM, TripAdvisor Media Group, Expedia Affiliate Network, Classic Vacations, Expedia Local ExpertTM, Expedia® CruiseShipCenters®, Egencia TM, eLongTM, and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

On November 1, 2011, the SEC declared the Form S-4 with information pertaining to the transaction as effective. The transaction is subject to final approval by our Board of Directors and we expect to receive a favorable private letter ruling from the Internal Revenue Service on the tax-free nature of the spin-off. In addition, it is expected that we will seek stockholder approval of the transaction. The proposed spin-off is expected to be completed in the fourth quarter of 2011. The disclosures within this Management Discussion and Analysis of Financial Condition and Results of Operations are on a consolidated Expedia, Inc. basis and do not take into account the proposed spin-off of TripAdvisor.

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

Airline Sector

The airline sector in particular has historically experienced significant turmoil. In recent years, there has been increased air carrier consolidation, generally resulting in lower overall capacity and higher fares. In addition, air carriers have made significant efforts to keep seat capacity relatively low in order to ensure that demand for seats remains high and that flights are as full as possible. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Ticket prices on Expedia sites grew 10% in 2010 and 12% in the first nine months of 2011. Air capacity discipline appears to generally remain in place, and though there had been signs in late 2010 that carriers were beginning to add some capacity, the sharply rising price of oil and a tepid economic recovery curbed those intentions and in 2011 carriers have generally been trimming their capacity growth plans.

We are encountering pressure on air remuneration as certain supply agreements renew, and as air carriers and global distribution system (“GDS”) intermediaries re-negotiate their long-term agreements in 2011. For example, in late 2010, American Airlines began to pursue a new distribution strategy requiring online travel agents to agree to connect directly to American Airlines’ systems, rather than through GDSs, and our contract with American Airlines expired without renewal resulting in their fares being removed from our leisure travel sites. We have since reached an agreement with American Airlines and their tickets were placed back on the sites in early April 2011.

In part as a result of sharply rising average ticket prices and the absence of American Airlines tickets through the first quarter of 2011, our ticket volumes decreased by 8% in the first nine months of 2011 after having grown by 11% in the full year 2010.

Hotel Sector

Hotel occupancies and average daily rates (“ADRs”) in the lodging industry have generally improved since early 2010 in a gradually improving overall travel environment. Our room night growth has been healthy, with room nights growing 14% in 2010 and 18% in the first nine months of 2011. ADRs for rooms booked on Expedia sites grew 1% in 2010 and 6% in the first nine months of 2011. We believe that the economics for our hotel business are largely stable.

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

Competitive entrants such as “metasearch” companies have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies. New models, such as daily deals and private sale sites have also begun proliferating. We have a number of “daily deals” offered on our retail websites as well as deal specific offerings such as Hotwire’s Travel-Ticker, TripAdvisor’s SniqueAway, and a partnership with Groupon called Groupon Getaways with ExpediaTM. In addition, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations and proposed and actual acquisitions by companies such as Google and Microsoft.

In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, in effect competing with the travel agencies who also distribute their products. We believe this competition will continue into the future.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model has seen rapid adoption in Europe. Expedia launched its own agency hotel model in 2009, and since then it has become a small but fast-growing component of our hotel business. We expect to continue to evaluate the use of both the merchant and agency hotel models in various geographies around the world, and may over time, pursue one or the other model, or both at the same time, more aggressively in certain regions depending on our assessment of the market demands.

Intense competition has also historically led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. In 2011, our selling and marketing expense has been growing at rates faster than our revenue growth and we expect that to continue for at least the next several quarters, however, we believe that over the long term we can manage our sales and marketing expense largely in line with revenue growth.

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

Technology and Continuous Innovation. Expedia has an established tradition of technology innovation, from Expedia.com’s inception as a division of Microsoft to more recent innovations such as Expedia’s introduction of opaque hotel inventory through its Unpublished Rates product, new mobile websites and applications across nearly all of our travel brands, a new loyalty program at Expedia called Expedia Rewardstm and a new exclusive loyalty program at Hotels.com for its most frequent customers called FIVESTARTM. Our focus on mobile offerings increased in 2010 when we acquired Mobiata, a mobile application development company, to accelerate these efforts.

We intend to continue innovating on behalf of our travelers, suppliers and advertisers with particular focus on improving the traveler experience through social and mobile efforts, supplier integration and presentation, platform improvements, search engine marketing and search engine optimization.

Global Reach. Our Expedia, Hotels.com and TripAdvisor Media Group brands operate both in the United States and internationally. We also offer Chinese travelers an array of products and services through our majority ownership in eLong and through our TripAdvisor brands daodao.com and kuxun.cn, and we offer hotels to European-based travelers through Venere. During the first nine months of 2011, approximately 39% of our worldwide gross bookings and 42% of worldwide revenue were international.

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

Breadth of Product Offering. We offer a comprehensive array of innovative travel products and services to our travelers. We plan to continue improving and growing these offerings, as well as expand them to our worldwide points of sale over time. Travelers can interact with us how and when they prefer, including via our 24/7 1-800 telesales service, which is an integral part of our appeal to travelers. We offer travelers access to more than 140,000 hotels and over 300 airlines in over 200 countries around the world.

In the first nine months of 2011, approximately 64% of our revenue came from transactions involving the booking of hotel reservations, with 10% of our worldwide revenue derived from the sale of airline tickets. We facilitate travel products and services either as stand-alone products or as part of package transactions. We have emphasized growing our merchant hotel and packages businesses as these result in higher revenue per transaction. We also seek to continue diversifying our revenue mix beyond core air and hotel products to car rental, destination services, cruise and other product offerings. We have been working toward increasing the mix of advertising and media revenue from both the expansion of our TripAdvisor Media Group, as well as increasing advertising revenue from our worldwide websites such as Expedia.com and Hotels.com, which have historically been focused on transaction revenue. During the first nine months of 2011, advertising and media revenue accounted for approximately 14% of worldwide revenue.

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

Occupancy Taxes

We are currently involved in 44 lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recent developments include:

•	A court hearing the consolidated California cases held that the online travel companies are not liable to the City of San Diego for hotel occupancy taxes.

•	The Texas State court of appeals has confirmed that online travel companies are not liable for hotel occupancy taxes to the city of Houston.

•

The United States Third Circuit Court of Appeals affirmed the trial court decision dismissing, on standing grounds, a putative class action seeking occupancy taxes brought by the town of Lyndhurst, New Jersey.

•

A Pennsylvania state appeals court affirmed in part, and reversed in part, a trial judge’s dismissal of a putative class action against the online travel companies brought by Lawrence County, Pennsylvania.

•

The Pennsylvania Board of Finance and Revenue has withdrawn its assessments for hotel occupancy taxes and therefore, the suits brought by the Expedia companies challenging these assessments have been dismissed.

•

The court in the Hamilton County, Ohio litigation held that the online travel companies are not liable under the hotel occupancy ordinances of the three jurisdictions in the suit, including the City of Cincinnati, and granted in part and denied in part the online travel companies’ motion to dismiss.

•	The trial judge in the Montgomery County, Maryland litigation granted in part and denied in part the online travel companies’ motion to dismiss.

•	The courts in the Washington, D.C. litigation and the Volusia County, Florida litigation have denied the online travel companies’ motions to dismiss.

•	The court in the Rosemont, Illinois litigation has held that the online travel companies are liable for hotel occupancy taxes.

•	The judge in the Columbus, Georgia litigation has resigned amidst a Judicial Qualifications Commission investigation and the case has been assigned to a new judge.

•	Settlements in principle have been reached in the Orange County, Florida, Palm Beach County, Florida and the County of Genesee, Michigan litigation.

•

A new class action suit has been brought by the town of Breckenridge, Colorado on behalf of all home rule local jurisdictions in the State of Colorado for an award of hotel occupancy taxes from the online travel companies.

•	Nassau County, New York refiled its lawsuit against the online travel companies in state court after a federal court earlier dismissed its claims for lack of jurisdiction.

For additional information on recent developments, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $27 million as of September 30, 2011 and $24 million as of December 31, 2010. A variety of factors could affect the ultimate amount we pay, if any, in connection with any of the occupancy tax-related matters. In addition, as of September 30, 2011 and December 31, 2010, we had an accrual totaling $17 million and $13 million related to court decisions and final settlements. Changes to these settlement reserves and accruals are included within general and administrative expenses.

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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Gross Bookings
Leisure	$6,949	$6,401	9%	$20,869	$18,756	11%
TripAdvisor Media Group (1)	—	—	N/A	—	—	N/A
Egencia	668	491	36%	1,993	1,451	37%

Total gross bookings	$7,617	$6,892	11%	$22,862	$20,207	13%

Revenue Margin
Leisure	14.1%	13.5%		12.1%	11.7%
TripAdvisor Media Group (1)	N/A	N/A		N/A	N/A
Egencia	6.6%	7.1%		6.7%	7.2%
Total revenue margin (1)	15.0%	14.3%		13.1%	12.6%

(1)	TripAdvisor Media Group, which is comprised of media businesses that differ from both our transaction-based websites and our Egencia business, does not measure associated gross bookings or revenue margin. Third-party revenue from the TripAdvisor Media Group is included in revenue used to calculate total revenue margin.

The increase in worldwide gross bookings for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, was primarily due to growth in room nights stayed and ADRs for hotel rooms in both periods.

The increase in revenue margin for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, was primarily due to strong growth in our higher margin hotel business, partially offset by rising average air ticket prices as our remuneration generally does not vary with the price of the ticket.

Results of Operations

Revenue

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Leisure	$977	$863	13%	$2,528	$2,192	15%
TripAdvisor Media Group (Third-party revenue)	120	90	34%	325	244	33%
Egencia	44	35	28%	134	104	29%

Total revenue	$1,141	$988	15%	$2,987	$2,540	18%

Revenue increased for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to an increase in worldwide hotel revenue within our Leisure segment as well as an increase in advertising and media revenue within our TripAdvisor Media Group segment.

Worldwide hotel revenue increased 18% and 20% for the three and nine months ended September 30, 2011, compared to the same periods in 2010, driven by a 16% and 18% increase in room nights stayed. Revenue per room night increased 1% and 2% for the respective periods primarily due to higher ADRs of 7% and 6%. Competitive pricing actions on hotels and packages as well as accruals for loyalty programs at Expedia and Hotels.com offset most of the increase in ADRs.

Worldwide air revenue decreased 5% for the three months ended September 30, 2011, compared to the same period in 2010, due to a 10% decrease in air tickets sold, partially offset by a 6% increase in revenue per air ticket. The decrease in air tickets sold was partially due to a 12% increase in average air ticket prices. Revenue per air ticket rose due to certain regional and interline consumer booking fees and mix shift to merchant transactions, partially offset by lower net supplier economics. Worldwide air revenue was flat for the nine months ended September 30, 2011, compared to the same period in 2010, as an 8% increase in revenue per air ticket was offset by an 8% decrease in air tickets sold. The increase in revenue per ticket was primarily due to a 12% increase in average air ticket prices. The decrease in air tickets sold was partially due to increasing average air ticket prices and the lack of American Airlines content for the duration of first quarter 2011. American Airlines tickets were placed back on the sites in early April 2011.

The remaining worldwide revenue other than hotel and air discussed above, which includes advertising and media, car rental, destination services, insurance and agency cruise, increased by 18% and 19% for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to an increase in our advertising and media revenue and to a lesser extent an increase in fees related to our corporate travel business.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
Revenue by Business Model	($ in millions)			($ in millions)
Merchant	$777	$675	15%	$1,983	$1,674	19%
Agency	217	196	10%	598	543	10%
Advertising and media (1)	147	117	26%	406	323	26%

Total revenue	$1,141	$988	15%	$2,987	$2,540	18%

(1)	Includes third-party revenue from TripAdvisor Media Group as well as our Leisure transaction-based websites.

Merchant revenue increased for the three and nine months ended September 30, 2011, compared to the same periods in 2010, due to the increase in merchant hotel revenue primarily driven by an increase in room nights stayed.

Agency revenue increased for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to growth in our agency hotel business and to a lesser extent higher fees related to our corporate travel business and destination service revenue.

Advertising and media revenue increased for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to a 34% and 33% increase in advertising revenue at TripAdvisor Media Group. For the three months ended September 30, 2011, the increase in revenue compared to the prior year period was primarily driven by an increase in international click-based advertising revenue. TripAdvisor Media Group experienced accelerated growth during the nine month period ended September 30, 2011 in click-based revenue, display advertising revenue and growth in other revenue, primarily comprised of subscription-based products.

Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Customer operations	$97	$85	15%	$275	$245	12%
Credit card processing	70	63	11%	188	161	17%
Data center and other	43	42	1%	123	111	11%

Total cost of revenue	$210	$190	10%	$586	$517	13%

% of revenue	18.4%	19.2%		19.6%	20.3%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, certain promotions, destination supply and stock-based compensation.

During the three and nine months ended September 30, 2011, the primary drivers of the increase in cost of revenue expense were higher credit card processing costs related to our merchant transaction growth as well as higher call and data center costs, partially offset by credit card rebates.

Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Direct costs	$300	$255	18%	$829	$674	23%
Indirect costs	108	89	22%	314	248	27%

Total selling and marketing	$408	$344	19%	$1,143	$922	24%

% of revenue	35.8%	34.8%		38.3%	36.3%

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

Selling and marketing expenses increased $64 million during the three months ended September 30, 2011, compared to the same period in 2010, driven by increases in affiliate and offline marketing expenses at Expedia Affiliate Network, Expedia and Hotels.com as well as higher personnel expenses driven by additional headcount across most of our brands, primarily at the Expedia brand, TripAdvisor Media Group and PSG. Selling and marketing expenses increased $221 million during the nine months ended September 30, 2011, compared to the same period in 2010, driven by increases in both online marketing expenses at Hotels.com and the TripAdvisor Media Group and offline marketing expenses at Expedia and Hotels.com as well as higher personnel expenses driven by additional headcount across most of our brands.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$63	$48	31%	$181	$139	30%
Depreciation and amortization of technology assets	26	20	28%	71	56	26%
Other	28	25	11%	78	73	9%

Total technology and content	$117	$93	25%	$330	$268	23%

% of revenue	10.2%	9.4%		11.1%	10.5%

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

The increase of $24 million and $62 million in technology and content expense during the three and nine months ended September 30, 2011, compared to the same periods in 2010, was primarily due to higher personnel costs for additional headcount to support our corporate technology function, the Expedia brand, PSG and the TripAdvisor Media Group as well as increased depreciation and amortization of technology assets.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$57	$46	23%	$156	$129	21%
Professional fees and other	47	30	60%	115	97	20%

Total general and administrative	$104	$76	37%	$271	$226	20%

% of revenue	9.1%	7.7%		9.1%	8.9%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

The $28 million and $45 million increase in general and administrative expense during the three and nine months ended September 30, 2011, compared to the same periods in 2010, was due primarily to higher personnel expenses resulting from an increase in headcount as well as an increase in legal costs and related reserves and consulting fees.

Amortization of Intangible Assets

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$8	$8	(2%)	$23	$25	(10%)
% of revenue	0.7%	0.8%		0.8%	1.0%

Spin-off Costs

During the three and nine months ended September 30, 2011, we recognized $4 million and $7 million in non-recurring expenses incurred to affect the spin-off of TripAdvisor Media Group.

Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Operating income	$289	$277	5%	$625	$583	7%
% of revenue	25.4%	28.0%		20.9%	22.9%

Operating income increased for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to a growth in revenue, partially offset by increased costs and expenses including a growth in selling and marketing expense, technology and content expense and general and administrative expense in excess of revenue growth. General and administrative expenses included a $12 million increase in legal costs and related reserves, which negatively impacted operating income during the third quarter of 2011.

Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Interest income	$6	$2	140%	$15	$4	248%
Interest expense	(32)	(27)	19%	(95)	(68)	38%

Interest income increased for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to higher average cash and cash equivalent balances as well as higher yields on cash and cash equivalents. Interest expense increased for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily resulting from additional interest on the $750 million senior unsecured notes issued in August 2010.

Other, Net

Other, net changed from loss of $14 million for the three months ended September 30, 2010 to a gain of $8 million for the three months ended September 30, 2011 primarily due to net foreign exchange rate gains during the period versus losses in the prior year period. Other, net changed from loss of $12 million for the nine months ended September 30, 2010 to a loss of $3 million for the nine months ended September 30, 2011 primarily due to lower net foreign exchange rate losses.

Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$61	$61	0%	$138	$152	(9%)
Effective tax rate	22.4%	25.4%		25.5%	30.1%

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.

The decrease in the effective rate for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily due to an increase in estimated earnings in jurisdictions outside the United States and to a lesser extent adjustments resulting from a reconciliation of the prior year’s income tax return to our provision for income taxes.

Our effective tax rate was 22.4% and 25.5% for the three and nine months ended September 30, 2011, which was lower than the 35% federal statutory rate primarily due an increase in estimated earnings in jurisdictions outside the United States and to a lesser extent adjustments resulting from a reconciliation of the prior year’s income tax return to our provision for income taxes, partially offset by state income taxes.

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

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $2.0 billion and $1.2 billion at September 30, 2011 and December 31, 2010, including $290 million and $153 million of cash and cash equivalents and short-term investment balances of majority-owned subsidiaries; and our $750 million revolving credit facility. As of September 30, 2011, $730 million was available under the facility representing the total $750 million facility less $20 million of outstanding stand-by letters of credit.

In August 2011, we amended the revolving credit facility to, among other things, extend the maturity date of the revolving credit facility to August 2016, reduce the interest rate spread on drawn amounts thereunder and reduce the commitment fee on undrawn amounts thereunder. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 22.5 basis points as of September 30, 2011.

Our credit ratings are periodically reviewed by rating agencies. In October 2009, our long-term ratings from Moody’s and Standard and Poor’s were raised to Ba1 and BBB-, respectively. In August 2010, in conjunction with our 5.95% senior notes offering, Fitch issued a BBB- rating for Expedia. Standard and Poor’s maintained a stable ratings outlook and Moody’s changed its outlook to “positive” in August 2010. In April 2011, in response to our announcement of the TripAdvisor spin-off, Moody’s affirmed its Ba1 rating and changed its outlook to “stable,” while S&P and Fitch placed the Company’s ratings on Credit Watch Negative and Rating Watch Negative, respectively. In July 2011, S&P announced that they were likely to affirm Expedia’s ratings at BBB-, assuming the spin-off is completed as proposed. In October 2011, Fitch affirmed its rating at BBB- with an outlook of “stable.” Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

The indenture governing our $400 million aggregate principal amount of outstanding 8.5% senior notes due 2016 contains certain covenants that could restrict implementation of the proposed TripAdvisor spin-off. In light of such covenants, we anticipate that we will redeem the 8.5% notes and, prior to consummation of the spin-off, such notes will be discharged or defeased. The redemption price will be equal to 100% of the principal amount plus a make-whole premium as of, and accrued and unpaid interest to, the redemption date. The one-time charge related to this redemption, which includes the make-whole premium as well as the write-off of unamortized debt issue costs, is estimated at approximately $45 million (or $29 million net of tax) as of September 30, 2011.

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

As of September 30, 2011, we had a deficit in our working capital of $18 million, compared to a deficit of $188 million as of December 31, 2010.

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

Our cash flows are as follows:

	Nine months ended September 30,
	2011	2010	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$1,225	$938	$287
Investing activities	(310)	(849)	539
Financing activities	(163)	241	(404)
Effect of foreign exchange rate changes on cash and cash equivalents	(13)	(21)	8

For the nine months ended September 30, 2011, net cash provided by operating activities increased by $287 million primarily due to increased benefits from working capital changes.

For the nine months ended September 30, 2011, net cash used in investing activities decreased by $539 million primarily due to lower net purchases of investments of $597 million and lower cash used for acquisitions of $20 million, partially offset by higher capital expenditures of $61 million.

Cash used in financing activities for the nine months ended September 30, 2011 primarily included cash paid to acquire shares of $209 million, including the repurchased shares under the 2010 authorization discussed below, as well as $58 million in cash dividend payments, partially offset by a net $71 million inflow related to the May 2011 eLong transaction and our purchase of additional interests in another subsidiary and $23 million of proceeds from the exercise of equity awards. Cash provided by financing activities for the nine months ended September 30, 2010 primarily included net proceeds of $743 million from the 5.95% senior notes issued in August 2010 and $39 million of proceeds from the exercise of equity awards, partially offset by cash paid to acquire shares of $394 million, including the repurchased shares under the 2006 authorization discussed below, $78 million paid to acquire additional interests in certain majority owned subsidiaries, as well as $60 million in cash dividend payments.

In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. In October 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. During the nine months ended September 30, 2011 and 2010, we repurchased, through open market transactions, 7.6 million shares and 16.6 million shares under these authorizations for a total cost of $199 million and $382 million, excluding transaction costs, representing an average repurchase price of $26.39 and $23.02 per share. As of September 30, 2011, 11.8 million shares remain authorized for repurchase under the October 2010 authorization. As of November 7, 2011, subsequent to the end of the third quarter of 2011, we repurchased an additional 2.4 million shares for a total cost of $65 million, excluding transaction costs, representing an average repurchase price of $26.74 per share.

During the nine months ended September 30, 2011 and 2010, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Nine months ended September 30, 2011:
February 9, 2011	$0.07	March 11, 2011	$19,352	March 31, 2011
April 27, 2011	0.07	May 27, 2011	19,232	June 17, 2011
July 26, 2011	0.07	August 26, 2011	19,148	September 16, 2011

Nine months ended September 30, 2010:
February 10, 2010	$0.07	March 11, 2010	$20,220	March 31, 2010
April 27, 2010	0.07	May 27, 2010	19,902	June 17, 2010
July 26, 2010	0.07	August 26, 2010	19,703	September 16, 2010

In addition, on October 26, 2011, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.07 per share of outstanding common stock to stockholders of record as of the close of business on November 18, 2011. Future declarations of dividends are subject to final determination of our Board of Directors.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2010. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of September 30, 2011 or December 31, 2010.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material change in our market risk during the three and nine months ended September 30, 2011. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2010 and our subsequent Quarterly Reports on Form 10-Q. The following are developments regarding such legal proceedings:

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

San Diego, California Litigation. On September 6, 2011, the court handling the California consolidated cases overturned the city of San Diego’s administrative decision that was in the city’s favor and held that the online travel companies are not liable for hotel occupancy taxes.

Columbus, Georgia Litigation. The judge who has presided over the case since its inception resigned amid a Judicial Qualifications Commission investigation and the case has been assigned to a new judge. Expedia’s motion for removal of the case to federal court was denied and the case shall now proceed in front of a new judge.

City of Houston, Texas Litigation. On October 25, 2011, the Texas state court of appeals held that online travel companies are not liable to pay hotel occupancy taxes to the city of Houston on their services.

Jacksonville, Florida Litigation. The parties have reached a settlement regarding convention development taxes.

Lyndhurst, New Jersey Litigation. A federal appeals court affirmed the trial court decision dismissing, on standing grounds, a putative class action seeking occupancy taxes brought by the town of Lyndhurst, on behalf of itself and similarly situated municipalities, townships and counties in New Jersey.

County of Genesee, County of Calhoun, County of Ingham and County of Saginaw, Michigan Litigation. The parties have reached a settlement in principle.

Rosemont, Illinois Litigation. On October 14, 2011, the court granted summary judgment in favor of the town of Rosemont and denied the online travel companies’ motion for summary judgment.

Palm Beach, Florida Litigation. The parties have reached a settlement in principle.

Lawrence County, Pennsylvania Litigation. On August 4, 2011, a state appeals court issued an order affirming in part, and reversing in part, a lower court’s dismissal of a putative class action against the online travel companies brought by Lawrence County on behalf of all Pennsylvania counties. The court is allowing the municipalities’ claims for declaratory judgment to proceed.

Hamilton County, Ohio Litigation. The court held that the online travel companies are not liable under the hotel occupancy ordinances of the three jurisdictions in the suit, including the city of Cincinnati, and granted in part and denied in part the online travel companies’ motion to dismiss.

Montgomery County, Maryland Litigation. The court granted in part and denied in part the online travel companies’ motion to dismiss. The court dismissed the county’s claims for unjust enrichment and failure to separately state taxes.

District of Columbia Litigation. On October 12, 2011, the court denied the online travel companies’ motion to dismiss. The District of Columbia has filed a motion for summary judgment.

Volusia County, Florida Litigation. On September 13, 2011, the court denied the online travel companies’ motion to dismiss.

In addition, the following cases were filed and/or served during the third quarter of 2011:

City of Breckenridge, Colorado Litigation. On July 25 2011, Breckenridge, Colorado brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire, on behalf of itself and, purportedly, other similarly situated Colorado home rule municipalities. Town of Breckenridge v. Colorado Travel Co., LLC, et al., Case No. 2011 CV420 (In the District Court, Summit County, Colorado). The complaint includes claims for declaratory judgment, violation of ordinance, conversion, civil conspiracy, and unjust enrichment. The online travel companies have filed a motion to dismiss.

Nassau County, New York Litigation. On September 26, 2011, Nassau County re-filed its suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire, in New York state court, on behalf of itself and, purportedly, other similarly situated New York cities, counties and local governmental entities. County of Nassau v. Expedia, Inc., et al. (In the Supreme Court of the State of New York, County of Nassau). The complaint includes claims for violation of hotel tax laws, conversion, unjust enrichment and imposition of constructive trust. Nassau County’s prior federal court action was dismissed for lack of jurisdiction.

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes, which are listed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010 and our subsequent Quarterly Reports on Form 10-Q. In addition, the States of Arkansas, Colorado, Maryland and Georgia have begun or attempted to pursue formal or informal audits or administrative procedures, or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.

Actions Filed by Expedia

Broward County, Florida Litigation. On September 16, 2011, the court denied Broward County’s motion to amend its claims to assert a claim for punitive damages.

North Carolina/Durham County Litigation. The defendants have moved to dismiss the plaintiff online travel companies’ complaint.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

In October 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. During the nine months ended September 30, 2011, we repurchased 7.6 million shares under this authorization for a total cost of $199 million, excluding transaction costs, representing an average repurchase price of $26.39 per share. As of September 30, 2011, 11.8 million shares remain authorized for repurchase under the October 2010 authorization. There is no fixed termination date for the repurchases.

A summary of the repurchase activity for the third quarter of 2011 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)
July 1-31, 2011	—	$—	—	17,384
August 1-31, 2011	2,600	27.95	2,600	14,784
September 1-30, 2011	2,958	29.07	2,958	11,826

Total	5,558	28.55	5,558

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

10.1	Executive Release of Claims Agreement between Expedia, Inc. (Washington) and Michael Adler, dated as of September 28, 2011		S-4/A	333-175828	10.15	10/24/11

10.2	Amended and Restated Employment Agreement between Expedia, Inc. and Mark D. Okerstrom, effective as of October 20, 2011		S-4/A	333-175828	10.18	10/31/11

31.1	Certification of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 7, 2011	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer