Form 10-K
period 2011-12-31
Expedia, Inc.
filed 2012-02-10
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code:

(425) 679-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, $0.0001 par value	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $5,645,466,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at January 27, 2012 were approximately,
Common stock, $0.0001 par value per share	120,846,189 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (Proxy Statement)	Part III

Expedia, Inc.

Form 10-K

For the Year Ended December 31, 2011

Expedia, Inc.

Form 10-K

For the Year Ended December 31, 2011

Part I. Item 1. Business

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

Management Overview

General Description of our Business

Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. We seek to grow our business through a dynamic portfolio of travel brands featuring the world’s broadest supply portfolio – including over 145,000 hotels in 200 countries, 300 airlines, packages, rental cars, cruises, as well as destination services and activities. Travel suppliers distribute and market products via our sites, our private label business and our call centers in order to reach our extensive, global audience, including the 60 million unique visitors that visit our sites on a monthly basis.

Our portfolio of brands includes:

•	Expedia.com®, a full service online travel agency with sites in over 25 countries;

•	Hotels.com®, a hotel-only booking service with more than 75 sites worldwide;

•	Hotwire.com®, a discount travel provider with sites in nine countries;

•	Expedia® Affiliate Network (“EAN”), which powers travel for some of the world’s largest travel and non-travel brands, as well as more than 10,000 active affiliates worldwide;

•	Luxury travel specialist, Classic Vacations®;

•	Destination services and concierge services provider Expedia Local Expert® (“ELE”);

•	Expedia® CruiseShipCenters®, with home-based agents and retail locations in the United States and Canada;

•	Egencia®, the world’s fifth largest corporate travel management company;

•	eLong™, Inc. (“eLong”), China’s second largest online travel company; and

•	European online hotel specialist Venere.com™;

Summary of the Spin-Off from IAC/InterActiveCorp

On August 9, 2005, IAC/InterActiveCorp (“IAC”) completed the spin-off of substantially all of its travel and travel-related businesses by way of the distribution of all outstanding shares of Expedia, Inc., a newly-formed Delaware corporation, to IAC stockholders. Upon completion of the spin-off from IAC, Expedia shares began trading on The Nasdaq Global Select Market under the symbol “EXPE.”

Summary of the Spin-Off of TripAdvisor, Inc.

Following the close of trading on the Nasdaq Stock Market on December 20, 2011, Expedia completed the spin-off of TripAdvisor, Inc. (“TripAdvisor”), a Delaware corporation, to Expedia stockholders. We refer to this transaction as the “spin-off.” TripAdvisor consists of the domestic and international operations previously associated with Expedia’s TripAdvisor Media Group and is now a separately traded public company, trading under the symbol “TRIP” on The Nasdaq Global Select Market. Expedia continues to own and operate our remaining businesses—the domestic and international operations of our travel transaction brands—as a separately traded public company, trading under the symbol “EXPE” on The Nasdaq Global Select Market.

Immediately prior to the spin-off, we effected a one-for-two reverse stock split of outstanding our capital stock, with cash paid in lieu of fractional shares. The spin-off was then effected by means of a reclassification of our capital stock such that for every two shares of Expedia common stock and Class B common stock owned prior to the spin-off and the reverse stock split, one share of new Expedia common stock or Class B common stock and one share of TripAdvisor common stock or Class B common stock was issued at the effective time of the spin-off. In addition, immediately following the spin-off, our outstanding warrants to purchase common stock converted into adjusted warrants to purchase shares of Expedia common stock and new warrants to purchase shares of TripAdvisor common stock, with terms materially consistent with those contained in the original warrants. In connection with a preferred stock merger that occurred prior to completion of the spin-off, all outstanding shares of our Series A Cumulative Convertible Preferred Stock were converted into the right to receive cash.

Equity Ownership and Voting Control

As of December 31, 2011, there were 120,780,931 shares of Expedia common stock and 12,799,999 shares of Expedia Class B common stock outstanding. Expedia stockholders are entitled to one vote for each share of common stock and ten votes for each share of Class B common stock outstanding. As of December 31, 2011, Liberty Interactive Corporation (“Liberty”), through a wholly-owned subsidiary, held approximately 18% of Expedia’s outstanding common stock (or 26% assuming conversion of all shares of Class B common stock into shares of common stock) and 100% of Expedia’s outstanding Class B common stock. As of such date, Barry Diller, Chairman and Senior Executive of Expedia (through his own holdings and holdings of Liberty, over which Mr. Diller generally has voting control pursuant to an irrevocable proxy granted by Liberty under the Stockholders Agreement described below) controlled approximately 62% of the outstanding total voting power of Expedia.

Pursuant to the Amended and Restated Stockholders Agreement, dated as of December 20, 2011 between Liberty and Mr. Diller, Mr. Diller is effectively able to control the outcome of nearly all matters submitted to a vote or for the consent of Expedia’s stockholders (other than with respect to the election by the Expedia common stockholders of 25% of the members of Expedia’s Board of Directors and certain matters as to which a separate class vote of the holders of Expedia common stock or Expedia preferred stock is required under Delaware law). In addition, pursuant to the Amended and Restated Governance Agreement, dated as of December 20, 2011, among Expedia, Liberty and Mr. Diller, each of Mr. Diller and Liberty generally has the right to consent to certain significant corporate actions in the event that Expedia or any of its subsidiaries incurs any new obligations for borrowed money within the definition of “total debt” set forth in the Governance Agreement for as long as Expedia’s ratio of total debt to EBITDA, as defined therein, equals or exceeds eight to one.

Market Opportunity & Business Strategy

Expedia is the largest online travel company in the world, yet our gross bookings represent approximately 3% of total worldwide travel spending. PhoCusWright estimates global travel spending at nearly $1 trillion, an increasing share of which is booked through online channels each year. We have amassed, and continue to build, a broad and deep supply portfolio which today includes over 145,000 hotels, 300 airlines and numerous car rental, cruise companies and other travel suppliers. Each month, approximately 60 million unique visitors come to our sites to research, plan and book travel.

We are focused on revolutionizing travel through the power of technology. We believe the brand strength of our portfolio drives customer demand, which when combined with our global scale and broad based supply, give us a unique advantage in addressing the ongoing migration of travel bookings from offline to online around the world. With our unmatched global audience of travelers, and our deep and broad selection of travel products, there is a rich interplay between supply and demand in our global marketplace that helps us provide value to both travelers planning trips and supply partners wanting to grow their business through a better understanding of travel retailing and consumer demand. Our primary growth drivers are technology and product innovation, global expansion, and new channel penetration.

Portfolio of Brands

Expedia operates a strong brand portfolio with global reach, targeting a broad range of travelers, travel suppliers and advertisers. We know that consumers typically visit multiple travel sites prior to booking travel, and having a multi-brand approach increases the likelihood that those consumers will visit one or more of our sites. We also market to consumers through a variety of channels, including internet search, and having multiple brands appear in search results also increases the likelihood of attracting visitors, particularly in international markets, where we historically have not invested heavily in offline brand marketing campaigns. Our brands focus on particular traveler demographics. For example, Hotwire finds deep discount deals for the budget-minded travel shopper while our Classic Vacations brand targets high-end, luxury travelers. The Expedia and Hotels.com brands span the widest swath of potential customers with travel options across a broad value spectrum.

Expedia Worldwide. Our Expedia-branded websites, including Expedia.com in the United States, make a large variety of travel products and services available directly to travelers through websites in over 25 countries across the globe. The Expedia brand serves many different types of travelers, from families booking a summer vacation to individual travelers arranging a quick weekend getaway, as well as unmanaged business travelers. Travelers can search for, compare information about (including pricing, availability and traveler reviews) and book travel products and services on Expedia-branded websites, including airline tickets, lodging, car rentals, cruises and many destination services — such as airport transfers, local attractions and tours — from a large number of suppliers, on both a stand-alone and package basis. In the Asia Pacific region, under a joint venture which was launched on July 1, 2011, the Expedia brand exclusively partners with low-cost airline AirAsiaTM allowing Expedia sites to be the only websites – other than AirAsia – to distribute AirAsia content. We hold a 50% ownership interest in the joint venture, which is accounted for under the equity method. The results of the Expedia websites contributed to the joint venture are no longer consolidated within Expedia’s results of operations as of the joint venture’s launch. AirAsia owns the remaining 50% interest and contributed its AirAsiaGo and GoRooms businesses.

Hotels.com Worldwide. Hotels.com stands as a pure-play business focused entirely on marketing and distributing hotel rooms. Hotels.com, with more than 75 localized sites worldwide, offers travelers a broad selection of hotel properties. Because of its single product offering, Hotels.com is often our first entry point into a region allowing us to evaluate the market opportunity prior to adding additional brands and product offerings.

The Hotwire Group. Hotwire offers a travel booking service that matches flexible, price-sensitive travelers with suppliers who have excess seats, rooms and cars they offer at lower rates than retail provided their brand is presented “opaquely” until after the customer books. Hotwire travelers may enjoy significant discounts by electing to book travel services without knowing certain itinerary details such as brand, time of departure and exact hotel location, while suppliers create value from excess availability without diluting their core brand-loyal traveler base. Through its U.S. and international sites, Hotwire partners with leading hotel companies worldwide, brand-name domestic and international airlines, and major car rental companies in the United States. Hotwire also operates CarRentals.com™, an online car rental marketing and retail firm offering a diverse selection of car rentals direct to consumers. Hotwire operates Travel-ticker.com as well, which is an inspirational travel website that is home to some of the best insider deals at many of the world’s favorite destinations.

Expedia Affiliate Network. Our private label and co-brand programs make travel products and services available to travelers through third-party company-branded websites, including some of the leading regional travel companies. The products and services made available through EAN are substantially similar to those made available on Expedia-branded and Hotels.com-branded websites. We generally compensate participants in co-branded and private label programs on a revenue-share basis. We also leverage private label platforms to make Expedia and Hotels.com-branded sites available in certain international points of sale.

Egencia. Our full-service travel management company offers travel products and services available to corporations and corporate travelers. Egencia maintains a global presence in 46 countries across North America, Europe and Asia Pacific. Egencia provides, among other things, centralized booking tools for employees of its corporate customers, unique supply targeted at business travelers, and consolidated reporting for global, large and “SME” (small and medium size enterprise) business segments. Egencia charges its corporate clients account management fees, as well as transactional fees for making or changing bookings. In addition, Egencia provides on-site agents to some corporate clients to more fully support the account. Egencia also offers consulting and meeting management services. We believe the corporate travel sector represents a significant opportunity for Expedia, and we believe we offer a compelling technology solution to businesses seeking to optimize travel costs and improve their employees’ travel experiences by moving the focus of the corporate travel program online versus the traditional call center approach. We intend to continue investing in and expanding the geographic footprint and technology infrastructure of Egencia as evidenced by the acquisitions of Travelforce® and Traveldoo™ during 2011.

eLong. Expedia’s majority-owned online hotel and air travel service company, based in Beijing, China, specializes in travel products and services in China with a particular focus on driving online hotel bookings. eLong uses web-based distribution technologies and a 24-hour nationwide call center to provide consumers with the ability to make hotel reservations at more than 20,000 hotels in China and almost 145,000 hotels in 100 countries worldwide. eLong also offers air ticketing and other travel related information and services. Travelers can access eLong travel products and services through its websites, including www.elong.com and www.elong.net. eLong, Inc. is a listed company, with American Depository Shares which trade on the Nasdaq Global Market under the symbol “LONG.”

Venere. Our Venere website, www.venere.com, lists hotel properties in hundreds of locations across the world and provides hotel partners with geographically diverse sources of demand. Venere primarily uses direct agency-based relationships with hotels around the globe ensuring it can offer customers best-value rates.

Classic Vacations. Classic Vacations offers individually tailored vacations primarily through a national network of third-party retail travel agents. Classic delivers a full line of premium vacation packages — air, hotels, car rentals, activities and private transportation — to create customized luxury vacations in Hawaii, the Caribbean, Mexico, Costa Rica, Europe, Australia, New Zealand, Fiji and Tahiti. Travel agents and travelers can preview our product offering through our websites, www.classicforagents.com and www.classicvacations.com.

Expedia Local Expert. Our Expedia Local Expert network offers face-to-face personalized recommendations and assistance in booking events, activities, tours, attractions and other services that travelers seek in their destinations. With access to a rich portfolio of thousands of tours and adventures, ELE operates concierge and activity desks in more than 100 hotels and other retail locations in many key cities around the world. ELE also operates www.localexpert.com.

Expedia CruiseShipCenters. Majority-owned by Expedia, CruiseShipCenters is one of North America’s leading sellers of cruise vacations. CruiseShipCenters has over 150 retail locations, a team of 3,600 professionally-trained cruise consultants and a searchable online database of more than 10,000 cruise vacations.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. They each operate a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched our new Hotels.com global platform in the first quarter of 2010, enabling us to significantly increase the innovation cycle for that brand. Since then, we have been successful in improving conversion and driving much faster growth rates for the Hotels.com brand. We are in the midst of a similar transformation for our Expedia brand, having rolled out its new hotel platform in the second half of 2011, with expectations that the new air and package platforms will be launched in 2012.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, which is the second largest online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Europe. Egencia, our corporate travel business, operates in 46 countries around the world and continues to expand aggressively. We also partner in a 50/50 joint venture with AirAsia – a low cost carrier serving the Asia-Pacific region—to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. In 2011, approximately 39% of our worldwide gross bookings and 42% of worldwide revenue were international up from 22% for both worldwide gross bookings and revenue in 2005. We have a stated goal of driving more than half of our gross bookings and revenue through international points of sale.

In expanding our global reach, we leverage significant investments in technology, operations, brand building, supplier relationships and other initiatives that we have made since the launch of Expedia.com in 1996. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.

Our scale of operations enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. We believe that our size and scale affords the company the ability to negotiate competitive rates with our supply partners, provide breadth of choice and travel deals to our traveling customers through an increasingly larger supply portfolio and creates opportunities for new value added offers for our customers such as our loyalty programs. The size of Expedia’s worldwide traveler base makes our sites an increasingly appealing channel for travel suppliers to reach customers. In addition, the sheer size of our user base and search query volume allows us to test new technology very quickly in order to determine which innovations are most likely to improve the travel research and booking process, and then roll those features out to our worldwide audience in order to drive improvements to conversion.

New Channel Penetration. Today, the vast majority of online travel bookings are generated through typical desktop and laptop computers. However, recent technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends. We own a leading travel application company called Mobiata® which is responsible for several top travel applications, such as FlightTrackTM, FlightTrack ProTM and FlightBoardTM, and is now creating new mobile applications for our Expedia brand, most recently launching the mobile Expedia Hotels application for both the iPhone and the iPad. We believe mobile bookings present an opportunity for incremental growth as they are typically completed within one day of the travel or stay which is a much shorter booking window than we have historically experienced via more traditional online booking methods. We are also working with suppliers on specific mobile offerings which can represent a unique value proposition and offer customers room nights for as much as a 50% discount from retail rates.

Other recent developments in new channels include the proliferation of the ‘daily deals’ space for which we have multiple efforts. For example, our Expedia brand has an exclusive partnership with Groupon, Groupon GetawaysTM with Expedia, where we work with suppliers to offer consumers deeply discounted travel opportunities on a limited basis. We believe this may also represent incremental travel bookings as it typically represents an impulse purchase compared to historical travel purchasing activity which tends to be a highly considered and deliberate transaction. Our Hotwire brand also operates the Travel-Ticker brand which sources and markets deep discount travel. Virtually all of our leisure brands have efforts related to the daily deals or deep discount space.

Many of our brands are also actively participating in Facebook, Twitter and other ‘social’ channels and we anticipate the importance of these channels to consumers and to our industry to increase over time. It is our intention to grow our ‘social’ efforts alongside this trend.

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

As merchant of record, we generally have certain latitude to establish prices charged to travelers (as compared to agency transactions). Also, we generally negotiate supply allocation and pricing with our suppliers, which often enables us to achieve a higher level of net revenue per transaction as compared to that provided through the agency model. The majority of our merchant revenue primarily relates to hotel bookings.

Through our Expedia-branded websites, travelers can dynamically assemble multiple component travel packages in a single transaction at a lower price as compared to booking each component separately. Packages assembled by travelers through the packaging model on these websites include a merchant hotel component and an air or car component. Travelers select packages based on the total package price, without being provided component pricing. The use of the merchant travel components in packages enables us to make certain travel products available at prices lower than those charged on an individual component basis by travel suppliers without impacting their established pricing and position models. In addition, we also offer third-party pre-assembled package offerings, primarily through our international points of sale, further broadening our scope of products and services to travelers.

We also distribute airline tickets, hotel rooms, cruises and car rentals on an agency model basis, with airline ticket transactions currently making up 56% of our agency business for the year ended December 31, 2011. With our acquisition of Venere in 2008, followed by the 2009 launch of our Expedia Easy Manage agency product targeted for small hotels and hotels in secondary or tertiary cities, we expanded the scale of our agency hotel business significantly. We expect our agency hotel business to become a bigger part of our hotel mix and overall agency model business mix over time.

Relationships with Travel Partners

Overview. We make travel products and services available from a variety of hotel companies, large and small commercial airlines, car rental companies, cruise lines and destination service providers. We seek to build and maintain long-term, strategic relationships with travel suppliers and global distribution system (“GDS”) partners. An important component of the success of our business depends on our ability to maintain our existing, as well as build new, relationships with travel suppliers and GDS partners.

Travel Suppliers. We strive to deliver value to our travel supply partners through a wide range of innovative, targeted merchandising and promotional strategies designed to generate consumer demand and increase their revenue, while simultaneously reducing their overall marketing transaction and customer service costs. Our strategic account managers and local hotel market managers work directly with travel suppliers to optimize the exposure of their travel products and brands through our points of sale, including participation in need-based, seasonal and event-driven promotions and experimentation within the new channels we are building.

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

Distribution Partners. GDSs, also referred to as computer reservation services, provide a centralized, comprehensive repository of travel suppliers’ ‘content’ — such as availability and pricing of seats on various airline point-to-point flights, or ‘segments.’ The GDSs act as intermediaries between the travel suppliers and travel agencies, allowing agents to reserve and book flights, rooms or other travel products. Our relationships with GDSs primarily relate to our air business. We use Sabre and, to a lesser extent, Amadeus and Travelport as our GDS segment providers in order to ensure the widest possible supply of content for our travelers.

Marketing and Promotions

Our marketing programs are intended to build and maintain the value of our various brands, drive traffic and ultimately bookings through our various brands and businesses, optimize ongoing traveler acquisition costs and strategically position our brands in relation to one another. Our long-term success and profitability depends on our continued ability to maintain and increase the overall number of traveler transactions flowing through our brand and shared global platforms in a cost-effective manner.

Our marketing channels primarily include online advertising including search engine marketing and optimization as well as meta-search, social media sites, such as Facebook and Twitter, offline advertising, direct and/or personalized traveler communications on our websites as well as through direct e-mail communication with our travelers. Our marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from our travel suppliers based on our supplier relationships. In addition, we offer several traveler loyalty programs to our worldwide travelers, including Welcome Rewards® on Hotels.com global websites and, beginning in 2011, Expedia Rewards on Expedia.com. The cost of these two loyalty programs is recorded as a reduction of revenue in our financial statements.

We also make use of affiliate marketing. The Expedia.com and Hotels.com-branded websites receive bookings from consumers who have clicked-through to the respective websites through links posted on affiliate partner websites. Affiliate partners can also make travel products and services available on their own websites through an Expedia or Hotels.com co-branded offering or a private label website. Our EAN business provides our affiliates with technology and access to a wide on range of products and services. We manage agreements with thousands of third-party affiliate partners, including a number of leading travel companies, pursuant to which we pay a commission for bookings originated from their websites.

Operations and Technology

We provide 24-hour-a-day, seven-day-a-week traveler sales and support by telephone or via e-mail. For purposes of operational flexibility, we use a combination of outsourced and in-house call centers. Our call centers are located throughout the world, including extensive outsourced operations in the Philippines, El Salvador and Egypt. We invested significantly in our call center technologies, with the goal of improving customer experience and increasing the efficiency of our call center agents, and have plans to continue reaping the benefits of these investments going forward.

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

Competition

Our brands compete in rapidly evolving and intensely competitive markets. We believe the relatively low percentage of total travel sales transacted online, particularly in international markets, indicates that these markets represent especially large opportunities for Expedia and those of our competitors that wish to expand their brands and businesses abroad to achieve global scale. We also believe that Expedia is one of only a few companies that is focused on building a truly global, travel marketplace.

Our competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers, including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services, search engines, such as Google and Bing, and travel meta-search engines. We face these competitors in local, regional, national and/or international markets. In some cases, competitors are offering favorable terms and improved interfaces to suppliers and travelers which make competition increasingly difficult.

We believe that maintaining and enhancing our brands is a critical component of our effort to compete. We differentiate our brands from our competitors primarily based on the multiple channels we use to generate demand, quality and breadth of travel products, channel features and usability, price or promotional offers, traveler service and quality of travel planning content and advice as well as offline brand efforts. The emphasis on one or more of these factors varies, depending on the brand or business and the related target demographic.

Our brands face increasing competition from travel supplier direct websites. In some cases, supplier direct channels offer advantages to travelers, such as long standing loyalty programs, and better pricing. Our websites feature travel products and services from numerous travel suppliers, and allow travelers to combine products and services from multiple providers in one transaction. We face competition from airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites. Our business is generally sensitive to changes in the competitive landscape, including the emergence of new competitors or business models, and supplier consolidation.

Intellectual Property Rights

Our intellectual property rights, including our patents, trademarks, trade dress, proprietary technology, and trade secrets, are an important component of our business. For example, we rely heavily upon our intellectual property rights in our content, brands, software code, proprietary technology, ratings indexes, informational databases, images, graphics and other components that make up our services. We have acquired some of our intellectual property rights through licenses and content agreements with third parties.

We protect our intellectual property by relying on our terms of use, confidentiality procedures and contractual provisions, as well as international, national, state and common law rights. In addition, we enter into confidentiality and invention assignment agreements with employees and contractors, and confidentiality agreements with other third parties. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or our intellectual property without authorization which, if discovered, might require the uncertainty of legal action to correct. In addition, there can be no assurance that others will not independently and lawfully develop substantially similar properties.

We maintain our trademark portfolio by filing trademark applications with the appropriate international trademark offices, maintaining appropriate registrations, securing contractual trademark rights when appropriate, and relying on common law trademark rights when appropriate. We also register copyrights and domain names as we deem appropriate. We protect our trademarks, copyrights and domain names with an enforcement program and use of intellectual property licenses. Trademark and intellectual property protection may not be available or may not be sought, sufficient or effective in every jurisdiction where we operate. Contractual disputes or limitations may affect the use of trademarks and domain names governed by private contract.

We have considered, and will continue to consider, the appropriateness of filing for patents to protect future inventions, as circumstances may warrant. However, many patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by us.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement or infringement by us of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

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

As we continue to expand the reach of our brands into the European, Asia-Pacific and other international markets, we are increasingly subject to laws and regulations applicable to travel agents in those markets, including, in some countries, laws regulating the provision of travel packages and industry specific value-added tax regimes. For example, the European Economic Community Council Directive on Package Travel, Package Holidays and Package Tours imposes various obligations upon marketers of travel packages, such as disclosure obligations to consumers and liability to consumers for improper performance of the package, including supplier failure.

Financial Information about Segments and Geographic Areas

We generate our revenue through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented in this Annual Report on Form 10-K.

We have two reportable segments: Leisure and Egencia. The segment and geographic information required herein is contained in Note 18 — Segment Information, in the notes to our consolidated financial statements

Additional Information

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

Employees

As of December 31, 2011, we employed approximately 9,480 full-time and part-time employees, including approximately 2,180 employees of eLong. We believe we have good relationships with our employees, including relationships with employees represented by works councils or other similar organizations.

Part I. Item 1A. Risk Factors

You should carefully consider each of the following risks and uncertainties associated with our company and the ownership of our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business and/or financial performance.

We operate in an increasingly competitive global environment.

The market for the services we offer is increasingly and intensely competitive. We compete with both established and emerging online and traditional sellers of travel-related services, including online travel agencies, travel suppliers, large online portal and search companies, traditional travel agencies, metasearch companies, travel content sites including traveler review sites, operators of travel industry reservation databases and private shopping websites. Some of our competitors, including travel suppliers such as airlines and hotels, may offer products and services on more favorable terms, including lower prices, no fees or unique access to proprietary loyalty programs, such as points and miles. Many of these competitors, such as airlines, hotel and rental car companies, have been steadily focusing on increasing online demand on their own websites in lieu of third-party distributors such as the various Expedia sites. For instance, some low cost airlines, which are having increasing success in the marketplace, distribute their online supply exclusively through their own websites and several large hotel chains have combined to establish a single online hotels search platform with links directly to their own websites. Suppliers who sell on their own websites, in some instances, offer advantages such as increased or exclusive product availability and their own bonus miles or loyalty points, which could make their offerings more attractive to consumers than ours. In recent years, social media websites and mobile platforms have emerged and are growing significantly. We cannot be certain that we will be able to compete effectively on these or other new sites or platforms that may emerge.

We face increasing competition from other online travel agencies, such as Priceline, Travelocity and Orbitz, which in some cases may have more favorable offerings for both travelers and suppliers, including pricing and supply breadth. In particular, we have faced and are facing intense competition from Priceline subsidiaries, Booking.com and Agoda.com. We also compete with other travel agencies for both travelers and the acquisition and retention of supply. Increasing competition from current and emerging competitors, the introduction of new technologies and the expansion of existing technologies, such as metasearch and other search engine technologies, may force us to make changes to our business models, which could affect our financial performance and liquidity. Increased competition has resulted in and may continue to result in reduced margins, as well as loss of travelers, transactions and brand recognition.

We also face increasing competition from search engines like Google, Bing and Yahoo! Search. To the extent that Google, Bing or other leading search or metasearch engines that have a significant presence in our key markets disintermediate online travel agencies or travel content providers by offering comprehensive travel planning or shopping capabilities, or increasingly refer those leads to suppliers directly, or to other favored partners, there could be a material adverse impact on our business and financial performance. For example, during 2011 Google completed its acquisition of flight search technology company ITA Software and launched a new beta product called Google Flights, in which OTA results are not included, and separately made changes to its hotel search results, including both expanding and promoting the use of Google Places. To the extent these actions have a negative effect on our search traffic, our business and financial performance could be adversely affected.

In addition, our websites compete for advertising revenue with these search engines, as well as with large internet portal sites that offer advertising opportunities for travel-related companies. Several of these competitors have significantly greater financial, technical, marketing and other resources and large client bases. We expect to face additional competition as other established and emerging companies enter the online advertising market. Competition could result in higher traffic acquisitions costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites.

We cannot assure you that we will be able to compete successfully against any current, emerging and future competitors or provide differentiated products and services to our traveler base.

Declines or disruptions in the travel industry could adversely affect our business and financial performance.

Our business and financial performance are affected by the health of the worldwide travel industry. Travel expenditures are sensitive to personal and business-related discretionary spending levels and tend to decline or grow more slowly during economic downturns. Decreased travel expenditures could reduce the demand for our services, thereby causing a reduction in revenue.

Beginning in 2008, domestic and global economic conditions deteriorated rapidly resulting in increased unemployment and a reduction in available budgets for both business and leisure travelers, which slowed spending on the services we provide and had a negative impact on our revenue growth. Further economic weakness and uncertainty may result in significantly decreased spending on our services by both business and leisure travelers, which may have a material adverse impact on our business and financial performance.

Our business is also sensitive to fluctuations in hotel occupancy and average daily rates, decreases in airline capacity or periodically rising airline ticket prices, all of which we have recently experienced. Events specific to the air travel industry that could negatively affect our business also include fare increases, continued carrier consolidation, reduced access to discount airfares, seat capacity constraints, travel-related strikes or labor unrest, bankruptcies or liquidations and increases in fuel prices. Additionally, our business is sensitive to safety concerns, and thus our business has in the past and may in the future decline after incidents of actual or threatened terrorism, during periods of political instability or geopolitical conflict in which travelers become concerned about safety issues, as a result of natural disasters or events such as severe weather conditions, volcanic eruptions, hurricanes or earthquakes or when travel might involve health-related risks, such as the H1N1 and avian flu outbreaks. Such concerns could result in a protracted decrease in demand for our travel services. This decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business, working capital and financial performance over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as severe weather conditions, actual or threatened terrorist activity or war, could result in the incurrence of significant additional costs and constrained liquidity if we, as we have done historically in the case of severe weather conditions, provide relief to affected travelers by refunding the price or fees associated with airline tickets, hotel reservations and other travel products and services.

Our business depends on our relationships with travel suppliers and travel distribution partners.

An important component of our business success depends on our ability to maintain and expand relationships with travel suppliers and GDS partners. A substantial portion of our revenue is derived from compensation negotiated with travel suppliers and GDS partners for bookings made through our websites. Over the last several years, air and hotel travel suppliers have generally reduced, and in some cases eliminated, payments to travel agents and other travel intermediaries. In addition, our hotel remuneration varies with the room rates paid by travelers (Average Daily Rates, or “ADRs”), meaning that our revenue for each room will generally be proportionately higher or lower depending on the level of the ADR. For example, the significant decline in ADRs, which began in late 2008 and continued through 2009, negatively impacted our hotel booking revenue. In addition, ADRs on our websites generally declined faster than in the overall travel industry due to a number of factors including the increased use of our distribution channels for promotional activities by hotels. To the extent ADRs decline in the future, our hotel booking revenue may be negatively impacted.

Also, each year we typically negotiate or renegotiate numerous long-term airline and hotel contracts. No assurances can be given that travel suppliers or GDS partners will not further reduce or eliminate compensation, attempt to implement multiple costly direct connections, charge travel agencies for or otherwise restrict access to content, credit card fees or other services, or further reduce their ADRs, any of which could reduce our revenue and margins thereby adversely affecting our business and financial performance. For example, a number of airlines now charge separately for checked baggage, food, beverages and other services. GDSs currently have limited technology to incorporate these elements into our product selection, impacting our product display and comparability with the airlines own sites or other channels that show this content detail. In late 2010, American Airlines began to pursue a new distribution strategy requiring online travel agents to agree to connect directly to American Airlines’ systems, rather than through GDSs, and our contract with American Airlines expired without renewal resulting in American Airlines’ fares being temporarily removed from our leisure travel sites. American Airlines tickets were placed back on the sites in April 2011, and Expedia and American Airlines have entered into a new agreement. If other airlines pursue a similar distribution strategy, it could reduce our access to air inventory, reduce our compensation, result in additional operating expenses related to the development, implementation and maintenance of the necessary technology systems, increase the frequency or duration of system problems and delay other projects.

We rely on the value of our brands, and the costs of maintaining and enhancing our brand awareness are increasing.

We invest considerable financial and human resources in our brands in order to retain and expand our customer base. We expect that the cost of maintaining and enhancing our brands will increase due to a variety of factors, including increased spending from our competitors, the increasing costs of supporting multiple brands and the impact of competition among our multiple brands, expansion into geographies and products where our brands are less well known, inflation in media pricing including search engine keywords and the continued emergence and relative traffic share growth of search engines and metasearch engines as destination sites for travelers. Our efforts to preserve and enhance consumer awareness of our brands may not be successful, and, even if we are successful in our branding efforts, such efforts may not be cost-effective, or as efficient as they have been historically. Moreover, successful branding efforts with respect to some brands within the Expedia portfolio have in the past and may in the future negatively impact growth rates of other brands within our portfolio. If we are unable to maintain or enhance consumer awareness of our brands and generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

We depend on the use of sophisticated information technologies and systems, including technology and systems used for reservations, communications, procurement and administration. As our operations grow in both size and scope, we must continuously improve and upgrade our systems and infrastructure to offer an increasing number of travelers enhanced products, services, features and functionality, while maintaining or improving the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings. The emergence of alternative platforms such as mobile and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter our markets due to lower up-front technology costs.

In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. We have been engaged in a multi-year effort, which we expect to continue for several more years, to migrate key portions of our site functionality to new technology platforms to enable us to improve conversion, introduce innovation more rapidly, achieve better search engine optimization and improve our site merchandising and transaction processing capabilities, among other anticipated benefits. These migrations have been in the past, and may continue to be in the future, more time consuming and expensive than originally anticipated, and the resources devoted to those efforts have adversely affected, and may continue to adversely affect, our ability to develop new site innovations. In addition, during the migration process the sites may experience reduced functionality and decreases in conversion rates. Also, we may be unable to devote financial resources to new technologies and systems in the future. Overall, these implementations and systems enhancements may not achieve the desired results in a timely manner, to the extent anticipated, or at all. If any of these events occur, our business and financial performance could suffer.

Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.

We increasingly utilize internet search engines such as Google, principally through the purchase of travel-related keywords, to generate traffic to our websites. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on internet media properties, including TripAdvisor, and search engines. Pricing and operating dynamics for these traffic sources can experience rapid change, both technically and competitively. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing a website to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites or that of our third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent.

Our international operations involve additional risks and our exposure to these risks will increase as our business expands globally.

We operate in a number of jurisdictions outside of the United States and intend to continue to expand our international presence. To achieve widespread acceptance as we enter countries and markets that are new to us, we must continue to tailor our services and business model to the unique circumstances of such countries and markets, which can be difficult, costly and divert management and personnel resources. Our failure to adapt our practices and models effectively to the traveler and supplier preferences of each country into which we expand could slow our international growth.

We are subject to particular risks and uncertainties relating to our operations in China, which are primarily through eLong, an online transactional travel business. The success of this business and of any future investments we make in China is subject to risks and uncertainties regarding the application, development and interpretation of China’s laws and regulations. Significant uncertainties exist regarding the interpretation and enforcement of Chinese laws and regulations including permits and license requirements, and such uncertainties could limit the available legal protections relating to our investments. Moreover, we cannot predict the effect of future developments in China’s legal system, particularly with respect to the travel industry, the internet and online commerce, media, foreign investment, taxation, labor, and currency exchange and regulation, including the introduction of new laws, changes to existing laws or the interpretation or enforcement of current or future laws and regulations. In addition, the laws and regulations of China restrict foreign investment in areas including air-ticketing, travel agency, internet content provision, mobile communication and related businesses. Although we have established effective control through a series of agreements between the companies in which our Chinese investments are held and their affiliated Chinese entities, future developments in the interpretation or enforcement of Chinese laws and regulations or a dispute relating to these agreements could restrict our ability to operate or restructure these entities or to engage in strategic transactions. Capitalization of our Chinese entities is also subject to extensive government oversight and regulation and there can be no assurance that we can provide adequate financing for these entities. Finally, China does not have treaties with the United States or most other western countries providing for the reciprocal recognition and enforcement of judgments of courts. As a result, court judgments obtained in jurisdictions with which China does not have treaties on reciprocal recognition of judgment may be difficult or impossible to enforce in China.

Other risks we face as a result of our international operations include:

•	Political instability;

•	Threatened or actual acts of terrorism;

•	Regulatory requirements, including the Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•	Our ability to comply with additional U.S. laws applicable to U.S. companies operating internationally as well as local laws and regulations;

•	Diminished ability to legally enforce our contractual rights;

•	Increased risk and limits on our ability to enforce intellectual property rights;

•	Possible preferences by local populations for local providers;

•	Restrictions on, or adverse consequences related to, the withdrawal of non-U.S. investment and earnings;

•	Currency exchange restrictions;

•	Restrictions on our ability to repatriate cash as well as restrictions on our ability to invest in our operations in certain countries;

•	Exchange rate fluctuations and the risks and costs inherent in hedging such exposures;

•	Financial risk arising from transactions in multiple currencies;

•	Slower adoption of the internet as an advertising, broadcast and commerce medium in those markets as compared to the United States;

•	Difficulties in managing staffing and operations due to distance, time zones, language and cultural differences; and

•	Uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of precedent.

We rely on the performance of highly skilled personnel and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular, the contributions of Barry Diller, our Chairman and Senior Executive, and Dara Khosrowshahi, our Chief Executive Officer, are critical to the overall management of the company. Our future success will depend on the performance of our senior management and key employees. Expedia cannot ensure that it will be able to retain the services of Mr. Diller, Mr. Khosrowshahi or any other member of our senior management or key employees, the loss of whom could seriously harm our business. Competition for well-qualified employees in certain aspects of our business, including software engineers, developers, product management personnel, development personnel, and other technology professionals, also remains intense.

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

The market price of our common stock is highly volatile and could continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	Quarterly variations in our operating results;

•	Operating results that vary from the expectations of securities analysts and investors, including failure to deliver returns on technology investments;

•	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	Rating agency credit rating actions;

•	Reaction to our earnings releases and conference calls, or presentations by executives at investor and industry conferences;

•	Changes in our capital structure;

•	Changes in market valuations of other internet or online service companies;

•	Changes in search industry dynamics, such as key word pricing and traffic, which may be more pronounced without the offsetting benefits enjoyed by our former TripAdvisor businesses;

•	Announcements of dividends or changes in the amount or frequency of our dividends;

•	Announcements of technological innovations or new services by us or our competitors;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major travel supplier, such as an airline or hotel chain;

•	Changes in the status of our intellectual property rights;

•	Lack of success in the expansion of our business model geographically;

•	Announcements by third parties of significant claims or proceedings against us or adverse developments in pending proceedings;

•	Additions or departures of key personnel;

•	Rumors or public speculation about any of the above factors; and

•	Price and volume fluctuations in the stock markets in general.

Volatility in our stock price could also make us less attractive to certain investors, and/or invite speculative trading in our common stock or debt instruments.

We may experience constraints in our liquidity and may be unable to access capital when necessary or desirable, either of which could harm our financial position.

We are accumulating a greater portion of our cash flows in foreign jurisdictions than previously and any repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, would likely result in additional U.S. income tax expense. In addition, the spin-off of TripAdvisor has reduced our overall ability to generate annual cash flow in the future. Moreover, we have experienced, and may experience in the future, declines in seasonal liquidity and capital provided by our merchant hotel business, which has historically provided a meaningful portion of our operating cash flow and will likely provide a more significant portion of our operating cash flow following the spin-off of TripAdvisor. The extent of such impact is dependent on several factors, including the rate of growth of our merchant hotel business and the relative growth of businesses which consume rather than generate working capital, such as our agency hotel, advertising and managed corporate travel businesses and payment terms with suppliers. We also continue to evaluate the use of the agency model versus the merchant model in each of our markets and any change in our relative use of the agency model could have a materially adverse impact on our working capital and liquidity position.

The availability of funds depends in significant measure on capital markets and liquidity factors over which we exert no control. In light of periodic uncertainty in the capital and credit markets, we can provide no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that our counterparties in any such financings would honor their contractual commitments. In addition, any downgrade of our debt ratings by Standard & Poor’s, Moody’s Investor Service or similar ratings agencies, increases in general interest rate levels and credit spreads or overall weakening in the credit markets could increase our cost of capital.

Changing laws, rules and regulations and legal uncertainties may adversely affect our business or financial performance.

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to the internet and online commerce, internet advertising, consumer protection and privacy. Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, increase costs and/or subject us to additional liabilities.

For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce that may relate to liability for information retrieved from or transmitted over the internet, online editorial and user-generated content, user privacy, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services. Furthermore, the growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally. In addition, the promulgation of new laws, rules and regulations that restrict or otherwise unfavorably impact the ability or manner in which we provide primary ticketing and ticket resale services would require us to change certain aspects of our business, operations and client relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the company to additional liabilities.

Adverse application of existing tax or unclaimed property laws, rules or regulations or implementation of new unfavorable laws, rules or regulations, could have an adverse effect on our business and financial performance.

The application of various domestic and international sales, use, occupancy, value-added, payroll and other tax or unclaimed property laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable authorities. Many of the fundamental statutes and regulations that impose these taxes and other obligations were established before the growth of the internet and e-commerce. If the tax or other laws, rules and regulations were amended, if new unfavorable laws, rules or regulations were adopted, as has recently occurred in certain jurisdictions, or if current laws are interpreted adversely to our interests, particularly with respect to occupancy or value-added taxes or unclaimed property, the results could increase our tax payments or other obligations (prospectively or retrospectively) and/or subject us to interest and/or penalties and decrease the demand for our products and services if we pass on such costs to the consumer. As a result, these changes could have an adverse affect on our businesses or financial performance.

A number of authorities have brought lawsuits and have levied assessments asserting that we are required to collect and remit hotel occupancy taxes. In addition, we have in the past and may in the future be required in certain jurisdictions to pay tax assessments, which may be substantial, prior to contesting the validity of such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that the taxpayer believes it is subject to such taxes. We continue to work with relevant tax authorities and legislators to clarify our obligations under existing, new and emerging laws and regulations.

Our failure to comply with existing laws, rules and regulations could adversely affect our business, financial condition and results of operations.

Since our businesses sell airline tickets and provide related services to consumers through a number of different online and offline channels, these businesses are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States and abroad, which are subject to change at any time. Our businesses are also subject to laws, rules and regulations applicable to providers of primary ticketing and ticket resale services, which in some cases regulate the amount of transaction and other fees that they may be charged in connection with primary ticketing sales and/or the ticket prices that may be charged in the case of ticket resale services, and new legislation of this nature is introduced from time to time in various (and is pending in certain) jurisdictions in which our businesses sell tickets and provide services. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations.

In addition, the application of various domestic and international sales, use, value-added and other tax laws, rules and regulations to our historical and new products and services is subject to interpretation by applicable taxing authorities. While we believe that we are compliant with current tax provisions, taxing authorities may take a contrary position and such positions may adversely affect our business, financial condition and results of operations.

We are involved in various legal proceedings and may experience unfavorable outcomes, which could adversely affect our business and financial condition.

We are involved in various legal proceedings and claims involving property, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims, including, but not limited to, the legal proceedings described in Part I, Item 3, Legal Proceedings. These matters may involve claims for substantial amounts of money or for other relief that might necessitate changes to our business or operations. The defense of these actions is and may continue to be both time consuming and expensive. If these legal proceedings were to result in unfavorable outcomes, it could have a material adverse effect on our business and financial performance.

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

In addition, we earn an increasing portion of our income, and accumulate a greater portion of our cash flow, in foreign jurisdictions. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on our U.S. tax expense and our cash flows.

System interruption and the lack of redundancy in our information systems may harm our businesses.

We rely on computer systems to facilitate and process transactions. We have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent us from efficiently fulfilling orders or providing services to third parties. Significant interruptions, outages or delays in our internal systems, or systems of third parties that we rely upon including multiple co-location providers for data centers and network access, or deterioration in the performance of such systems, would impair our ability to process transactions and decrease our quality of service that we can offer to our travelers. These interruptions could include security intrusions and attacks on our systems for fraud or service interruption (called “denial of service” or “bot” attacks). If we were to experience frequent or persistent system failures, our reputation and brands could be harmed.

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

Mr. Diller currently controls Expedia. If Mr. Diller ceases to control the company, Liberty Interactive Corporation may effectively control the company.

Subject to the terms of a Stockholders Agreement between Mr. Diller and Liberty Interactive Corporation, Mr. Diller holds an irrevocable proxy to vote shares of Expedia stock held by Liberty. Accordingly, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty could effectively control the voting power of our capital stock. Mr. Diller, through shares he owns beneficially as well as those subject to the irrevocable proxy, controlled approximately 62% of the combined voting power of the outstanding Expedia capital stock as of December 31, 2011.

In addition, under a Governance Agreement among Mr. Diller, Liberty Interactive Corporation and Expedia, Inc., as amended, each of Mr. Diller and Liberty generally has the right to consent to limited matters in the event that we incur debt such that our ratio of total debt to EBITDA, as defined in the Governance Agreement, equals or exceeds 8:1 over a continuous 12-month period. We cannot assure you that Mr. Diller and Liberty will consent to any such matter at a time when we are highly leveraged, in which case we would not be able to engage in such transactions or take such actions.

As a result of Mr. Diller’s ownership interests and voting power, and Liberty’s ownership interests and voting power upon Mr. Diller’s permanent departure from Expedia, Mr. Diller is currently, and in the future Liberty may be, in a position to control or influence significant corporate actions, including, corporate transactions such as mergers, business combinations or dispositions of assets and determinations with respect to our significant business direction and policies. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to us.

Actual or potential conflicts of interest may develop between Expedia management and directors, on the one hand, and the management and directors of IAC or TripAdvisor, on the other.

Mr. Diller serves as our Chairman of the Board of Directors and Senior Executive, while retaining his role as Chairman of the Board of Directors and Senior Executive of IAC, and Mr. Kaufman serves as Vice Chairman of both Expedia and IAC. Also, upon the effectiveness of our spin-off of TripAdvisor, Mr. Diller assumed the role of Chairman of the Board and Senior Executive of TripAdvisor, and Messrs. Kaufman and Khosrowshahi each became a director of TripAdvisor. The fact that Messrs. Diller and

Kaufman, and Mr. Khosrowshahi with respect to TripAdvisor, hold positions with and securities of these companies could create, or appear to create, potential conflicts of interest for them when facing decisions that may affect both IAC and Expedia or both TripAdvisor and Expedia. They may also face conflicts of interest with regard to the allocation of their time between the companies.

Our certificate of incorporation provides that no officer or director of Expedia who is also an officer or director of IAC or of TripAdvisor will be liable to Expedia or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to IAC or TripAdvisor instead of Expedia, or does not communicate information regarding a corporate opportunity to Expedia because the officer or director has directed the corporate opportunity to IAC or TripAdvisor. This corporate opportunity provision may have the effect of exacerbating the risk of conflicts of interest between the companies because the provision effectively shields an overlapping director/executive officer from liability for breach of fiduciary duty in the event that such director or officer chooses to direct a corporate opportunity to IAC or TripAdvisor instead of Expedia.

We rely on third-parties for many systems and services.

We rely on third-party service providers for certain customer care, fulfillment, processing, systems development, technology and other services, including, increasingly, travel care and information technology services. If these third-parties experience difficulty meeting our requirements or standards, it could damage our reputation or make it difficult for us to operate some aspects of our business. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, we could suffer increased costs and delays in our ability to provide similar services until an equivalent service provider could be found or we could develop replacement technology or operations, any of which could have an adverse impact on our business and financial performance.

We are exposed to various counterparty risks.

We are exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to our insurance coverages, investments, bank deposits, letters of credit and foreign exchange risk management. As it relates to deposits, as of December 31, 2011, we held time deposits of approximately $364 million at financial institutions including, Barclays, BNP Paribas, National Australia Bank and Royal Bank of Scotland and majority-owned subsidiaries held time deposits of approximately $228 million. As it relates to foreign exchange, as of December 31, 2011, we were party to forward contracts with a notional value of approximately $219 million, the fair value of which was approximately $1 million. The counterparties to these contracts were Banc of America, Bank of Tokyo-Mitsubishi, Barclays, BNP Paribas, Goldman Sachs, JPMorgan Chase, Royal Bank of Canada, Royal Bank of Scotland and US Bank. We employ forward contracts to hedge a portion of our exposure to foreign currency exchange rate fluctuations. At the end of the deposit term or upon the maturity of the forward contracts, the counterparties are obligated, or potentially obligated in the case of forward contracts, to return our funds or pay us net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these time deposits or forward contracts. In addition, due to instability in the economy we also face increased credit risk and payment delays from our non-financial contract counterparties.

We have significant long-term indebtedness, which could adversely affect our business and financial condition.

As of December 31, 2011, the face value of our long-term indebtedness totaled $1.2 billion. Risks relating to our long-term indebtedness include:

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

Our discretion in the operation of our business is limited by certain factors, including various covenants contained in the agreements governing our indebtedness; these covenants also require us to meet financial maintenance tests and other covenants. The failure to comply with such tests and covenants could have a material adverse effect on us.

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

Our ability to engage in significant stock transactions could be limited or restricted after our spin-off of TripAdvisor, Inc. in December 2011 in order to preserve the tax free nature of the spin-off to Expedia. Current U.S. federal income tax law limits our ability during the two-year period following the spin-off to enter into certain transactions that might be advantageous to us and our stockholders, particularly issuing equity securities to satisfy financing needs, repurchasing equity securities, and, under certain limited circumstances, acquiring businesses or assets with equity securities or agreeing to be acquired.

We have foreign exchange risk.

We conduct a significant and growing portion of our business outside the United States. As a result, we face exposure to movements in currency exchange rates, particularly those related to the euro, British pound sterling, Canadian dollar, Australian dollar and Chinese renminbi.

These exposures include but are not limited to re-measurement gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; fluctuations in hotel revenue due to relative currency movements from the time of booking to the time of stay; planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur; and the impact of relative exchange rate movements on cross-border travel such as from Europe to the United States and the United States to Europe.

Depending on the size of the exposures and the relative movements of exchange rates, if we choose not to hedge or fail to hedge effectively our exposure, we could experience a material adverse effect on our financial statements and financial condition. As we have seen in some recent periods, in the event of severe volatility in exchange rates these exposures can increase, and the impact on our results of operations can be more pronounced. In addition, the current environment and the increasingly global nature of our business have made hedging these exposures both more complex and costly. We have increased and plan to continue increasing the scope, complexity and duration of our foreign exchange risk management, including the use of forward contracts to hedge a portion of our exposures. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedging activities.

We process, store and use personal information and other data, which subjects us to risks stemming from possible failure to comply with governmental regulation and other legal obligations and potential liability related to security breaches.

We may acquire personal or confidential information from users of our websites and mobile applications. There are numerous laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. It is possible, however, that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or the practices of the companies. Any failure or perceived failure by us to comply with the privacy policies, privacy-related obligations to users or other third parties, or privacy related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against the company by consumer advocacy groups or others and could cause our customers and members to lose trust in the company, which could have an adverse effect on our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies, including Expedia, with users in Europe and increased costs of compliance.

Potential security breaches to our systems, whether resulting from internal or external sources, could significantly harm our business. There can be no guarantee that our existing security measures will prevent all possible security breaches or attacks. A party, whether internal or external, that is able to circumvent our security systems could misappropriate user information or proprietary information or cause significant interruptions in our operations. In the past, we have experienced “denial-of-service” type attacks on our systems that have made portions of our websites unavailable for short periods of time as well as unauthorized access of our systems and data. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches, and reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. Security breaches could also cause travelers and potential users to lose confidence in our security, which would have a negative effect on the value of our brands. Failure to adequately protect against attacks or intrusions, whether for their own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on financial performance.

Acquisitions and investments could result in operating and financial difficulties.

We have acquired a number of businesses in the past, and our future growth may depend, in part, on future acquisitions, any of which could be material to our financial condition and results of operations. Certain financial and operational risks related to acquisitions that may have a material impact on our business are:

•

Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences, including changes in fair value of contingent consideration;

•	Expected and unexpected costs incurred in pursuing acquisitions, including identifying and performing due diligence on potential acquisition targets that may or may not be successful;

•	Diversion of management’s attention or other resources from our existing businesses;

•	Difficulties and expenses in assimilating the operations, products, technology, privacy protection systems, information systems or personnel of the acquired company;

•	Impairment of relationships with employees, suppliers and affiliates of our business and the acquired business;

•	The assumption of known and unknown debt and liabilities of the acquired company;

•	Failure of the acquired company to achieve anticipated traffic, revenues, earnings or cash flows or to retain key management or employees;

•	Failure to generate adequate returns on our acquisitions and investments, or returns in excess of alternative uses of capital;

•	Entrance into markets in which we have no direct prior experience and increased complexity in our business;

•	Challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts that may arise in the context of a joint venture;

•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from our acquisitions; and

•	Adverse market reaction to acquisitions.

Moreover, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies, including as they relate to creation, ownership and rights in intellectual property and compliance with laws and contractual requirements. Our failure to address these risks or other problems encountered in connection with past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

We cannot be sure that our intellectual property is protected from copying or use by others, including potential competitors.

Our websites rely on content, brands and technology, much of which is proprietary. We protect our intellectual property by relying on a combination of trademarks, copyrights, trade secret laws, patents and confidentiality agreements. In connection with our license agreements with third parties, we seek to control access to, and the use and distribution of, our proprietary information. Even with these precautions, it may be possible for another party to copy or otherwise obtain and use our intellectual property without our authorization or to develop similar intellectual property independently. Effective trademark, copyright, patent and trade secret protection may not be available in every jurisdiction in which our services are made available, and policing unauthorized use of our intellectual property is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation or infringement of intellectual property. Any misappropriation or violation of our rights could have a material adverse effect on our business. Furthermore, we may need to go to court or other tribunals to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention.

We currently license from third parties some of the technologies, content and brands incorporated into our websites. As we continue to introduce new services that incorporate new technologies, content and brands, we may be required to license additional technology, content or brands. We cannot be sure that such technology, content and brand licenses will be available on commercially reasonable terms, if at all.

Part I. Item 1B. Unresolved Staff Comments

None.

Part I. Item 2. Properties

We lease approximately 1.4 million square feet of office space worldwide, pursuant to leases with expiration dates through July 2021.

We lease approximately 443,000 square feet for our headquarters in Bellevue, Washington, pursuant to leases with expiration dates through October 2018. We also lease approximately 376,000 square feet of office space for our domestic operations in various cities and locations in Arizona, California, Florida, Hawaii, Idaho, Illinois, Michigan, Missouri, Nevada, New Jersey, New York, Texas and Washington DC, pursuant to leases with expiration dates through November 2015.

We also lease approximately 583,000 square feet of office space for our international operations in various cities and locations, including Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, Greece, India, Ireland, Italy, Japan, Mexico, the Netherlands, New Zealand, Philippines, Singapore, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates and the United Kingdom, pursuant to leases with expiration dates through July 2021.

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

Consumer Case against Expedia Canada. On June 26, 2009, a class action suit against Expedia Canada Corporation was filed in Ontario, Canada, alleging that disclosures related to “taxes and service fees” were deceptive. See Magill v. Expedia Canada Corporation and Expedia.ca, CV-09-381919-00LP (Ontario Superior Court of Justice). The complaint asserts claims under the Competition Act and Consumer Protection Act as well as claims of unjust enrichment, restitution, constructive trust, accounting and disgorgement and breach of contract. It seeks damages in the amount of CA$50 million for the class as well as interest, fees and alternate damages measures. On September 24, 2010, the court added Expedia, Inc. as a defendant and dismissed many of the plaintiff’s claims with leave to amend. The class period was also limited. The plaintiff filed an amended statement of claim on January 7, 2011. A class certification hearing is scheduled for May 23-25, 2012.

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of Los Angeles Litigation. On December 30, 2004, the city of Los Angeles filed a purported class action in California state court against a number of internet travel companies, including Hotels.com, Expedia and Hotwire. City of Los Angeles, California, on Behalf of Itself and All Others Similarly Situated v. Hotels.com, L.P. et al., No. BC326693 (Superior Court, Los Angeles County). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes. The complaint seeks certification of a statewide class of all California cities and counties that have enacted uniform transient occupancy-tax ordinances effective on or after December 30, 1990. The complaint alleges violation of those ordinances, violation of Section 17200 of the California Business and Professions Code, and common-law conversion. The complaint also seeks a declaratory judgment that the defendants are subject to hotel occupancy taxes on the hotel rate charged to consumers and imposition of a constructive trust on all monies owed by the defendants to the government, as well as disgorgement, restitution, interest and penalties. On July 26, 2007, the court signed an order staying the lawsuit until the cities have exhausted their administrative remedies. The case is coordinated with the cases in San Diego, Anaheim, Santa Monica and San Francisco. On September 9, 2009, the City of Los Angeles issued assessments totaling $29.5 million against Expedia companies (Expedia, Hotels.com and Hotwire). An administrative hearing challenging the assessments was held on December 3, 2009. On September 16, 2010, the assessment review officer approved the assessments. A second level administrative review hearing was held in December 2010. On August 16, 2011, the Board of Review entered a decision holding Hotels.com, Expedia and Hotwire liable for hotel occupancy taxes. The city of Los Angeles’ claims will now be heard by the trial court in the consolidated action involving claims brought by other cities in California, including Anaheim, Santa Monica, San Diego and San Francisco.

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

City of Rome, Georgia Litigation. On November 18, 2005, the city of Rome, Georgia, Hart County, Georgia, and the city of Cartersville, Georgia filed a purported statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Rome, Georgia, et al. v. Hotels.com, L.P., et al., No. 4:05-CV-249 (U.S. District Court, Northern District of Georgia, Rome Division). The complaint alleges that the defendants have failed to pay to the county and cities the hotel accommodations taxes as required by municipal ordinances. The complaint asserts claims for violation of excise and sales and use tax ordinances, conversion, unjust enrichment, imposition of a constructive trust, declaratory relief and injunctive relief. The complaint seeks damages and other relief in an unspecified amount. On May 9, 2006, the court granted in part and denied in part defendants’ motion to dismiss. On June 8, 2006, plaintiffs filed an amended complaint adding sixteen more municipalities and political subdivisions as named plaintiffs. On May 10, 2007, the court stayed the litigation, concluding that the plaintiffs must exhaust their administrative remedies before continuing to litigate their tax claims. On July 10, 2009, the court lifted the stay of the litigation. The court granted in part plaintiffs’ motion for class certification. On September 23, 2011, defendants filed a motion to deposit funds into the court for the payment of future hotel occupancy taxes. Defendant online travel companies have filed a motion for summary judgment.

City of San Diego, California Litigation. On February 9, 2006, the city of San Diego, California filed an action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of San Diego v. Hotels.com, L.P. et al., Judicial Council Coordination Proceeding No. 4472 (Superior Court for the County of San Diego). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of that ordinance, for violation of Section 17200 of the California Business and Professions Code, conversion, imposition of a constructive trust and declaratory judgment. The complaint seeks damages and other relief in an unspecified amount. An amended complaint was filed on March 8, 2007. The case was stayed pending exhaustion of administrative procedures. In November 2008, the city completed its audit and assessed hotel occupancy taxes against each of the named online travel companies. The online travel companies challenged those assessments through an administrative appeals process. The first hearing on those challenges occurred on June 19, 2009. On July 28, 2009, the hearing board affirmed the assessments. The online travel companies appealed, and following further administrative hearings during the week of January 11, 2010, the hearing officer held that the online travel companies are liable for hotel accommodations taxes, including assessments totaling $16.5 million for the Expedia companies. The online travel companies filed a petition for writ of mandate and cross-complaint in August 2010. On May 6, 2011, the city filed a motion for judgment denying the online travel companies’ writ of mandate, and the online travel companies filed a motion for judgment granting writ of mandate. On September 6, 2011, the court granted the online travel companies’ motion for judgment granting writ of mandate, denied the city’s motion for judgment, and held that the online travel companies are not liable for hotel occupancy taxes. This case is coordinated with the Anaheim, San Francisco, Santa Monica and Los Angeles lawsuits.

Orange County, Florida Litigation. On March 13, 2006, Orange County, Florida filed an action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. Orange County et al v. Expedia, Inc., et al., 2006-CA-2104 Div. 39 (Circuit Court Ninth Judicial District, Orange County, FL). The complaint alleges that the defendants have failed to pay the county hotel accommodations taxes as required by municipal ordinance. The complaint seeks a declaratory judgment regarding the county’s right to audit and collect tax on certain of the defendants’ hotel room transactions. On March 9, 2007, the plaintiff filed an amended complaint. Plaintiff’s motion for summary judgment was denied on January 20, 2011. The parties entered a settlement agreement on November 1, 2011.

City of Atlanta, Georgia Litigation. On March 29, 2006, the city of Atlanta, Georgia filed suit against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Atlanta, Georgia v. Hotels.com, L.P., et al., 2006-CV-114732 (Superior Court of Fulton County, Georgia). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint asserts claims for violation of the ordinance, conversion, unjust enrichment, imposition of a constructive trust, declaratory judgment and an equitable accounting. The complaint seeks damages and other relief in an unspecified amount. Plaintiff’s first amended complaint was filed on October 23, 2009. On July 22, 2010, the court ruled on the parties’ cross-motions for summary judgment and held that online travel companies are not innkeepers required to collect and remit taxes under the Atlanta ordinance. The court also issued an injunction requiring the payment of taxes in the future on the grounds that the online travel companies are third-party tax collectors. Both parties appealed. On May 16, 2011, the Georgia Supreme Court affirmed the trial court decision. The case is proceeding on the city’s conversion claim and amended complaint seeking back taxes.

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

City of Gallup, New Mexico Litigation. On May 17, 2006, the city of Gallup, New Mexico filed a putative statewide class action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Gallup, New Mexico, et al. v. Hotels.com, L.P., et al., CIV-06-0549 JC/RLP (United States District Court, District of New Mexico). The case was removed to federal court on June 23, 2006. The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint asserts claims for violation of those ordinances, conversion, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. On April 18, 2007, the court granted plaintiffs’ motion to dismiss its own lawsuit. On July 6, 2007, the city of Gallup refiled its lawsuit. Plaintiff filed its first amended complaint on January 16, 2009. The court certified the class on July 7, 2009. On March 1, 2010, the court denied the city’s motion for summary judgment and held that the online travel companies do not have tax obligations under the city’s ordinance and that defendants have not collected taxes that have not been remitted. On February 18, 2011, defendants filed a motion for summary judgment.

Columbus, Georgia Litigation. On May 30, 2006, the city of Columbus, Georgia filed suit against Expedia, Inc. in state court and on June 7, 2006 filed suit against Hotels.com in state court. Columbus, Georgia v. Hotels.com, Inc., et al., SU-06-CV-1893-8 (Superior Curt of Muscogee County); Columbus, Georgia v. Expedia, Inc, SU-06-CV-1794-7 (Superior Court of Muscogee County). The complaints allege that the defendants have failed to pay the city hotel accommodations taxes as required by municipal ordinance. The complaints assert claims for violation of that ordinance, unjust enrichment, imposition of a constructive trust, equitable accounting, and declaratory judgment, and seek damages in an unspecified amount, restitution and disgorgement. On September 22, 2008, the court issued an injunction requiring Expedia and Hotels.com to collect and remit taxes on services on an ongoing basis. Expedia and Hotels.com subsequently paid approximately $110,000 in outstanding past tax amounts demanded by the city and ceased to list Columbus, Georgia hotels on their websites. In June 2010, the parties filed cross-motions for summary judgment. Plaintiff also filed a motion to require Expedia and Hotels.com to again list Columbus, Georgia hotels on their sites. On January 28, 2011, the court granted the city’s motion for summary judgment and denied Expedia’s motion for summary judgment. On July 1, 2011, the court reversed its earlier January 28, 2011 ruling and denied the city’s motion for summary judgment. Also on July 1, 2011, the city filed a First Amended and Recast Complaint. The judge presiding over the cases, the Honorable Douglas C. Pullen, retired on September 1, 2011 in connection with an investigation by the Judicial Qualifications Committee. The cases have been reassigned to a new judge.

Nassau County, New York Litigation. On October 24, 2006, the county of Nassau, New York filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. Nassau County, New York, et al. v. Hotels.com, L.P., et al., (United States District Court, Eastern District of New York). The complaint alleges that the defendants have failed to pay hotel accommodation taxes as required by local ordinances to certain New York cities, counties and local governments in New York. The complaint asserts claims for violations of those ordinances, as well as claims for conversion, unjust enrichment, and imposition of a constructive trust, and seeks unspecified damages. On August 17, 2007, the court granted defendants’ motion dismissing the lawsuit due to the plaintiff’s failure to exhaust its administrative remedies. On August 11, 2009, the Second Circuit remanded the case for the district court to determine whether class certification is appropriate. The district court has ordered the parties to proceed with class certification. The county subsequently dismissed its case on May 13, 2011 for lack of jurisdiction and refiled in state court. County of Nassau v. Expedia, Inc., et al., (In the Supreme Court of the State of New York, County of Nassau).

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

Branson, Missouri Litigation. On December 28, 2006, the city of Branson, Missouri filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. City of Branson, MO v. Hotels.com, L.P., et al., 106CC5164 (Circuit Court of Greene County, Missouri). The complaint alleges that the defendants have failed to pay the city hotel accommodation taxes as required by local ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for declaratory judgment, conversion, and demand for an accounting, and seeks unspecified damages. On November 26, 2007, the court denied the defendants’ motion to dismiss. On July 29, 2011, defendant online travel companies filed a second motion to dismiss.

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

City of Houston, Texas Litigation. On March 5, 2007, the city of Houston filed an individual lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Houston v. Hotels.com, L.P., et al., 2007-13227 (District Court of Harris County, 270th Judicial District, Texas). The lawsuit alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The lawsuit asserts claims for violation of that ordinance, conversion, imposition of a constructive trust, civil conspiracy, and demand for accounting. The complaint seeks damages in an unspecified amount. On January 19, 2010, the court ruled in favor of defendants on their motion for summary judgment dismissing plaintiffs’ claims with prejudice. The city appealed. On October 25, 2011, the Texas Court of Appeals affirmed the trial court decision that the online travel companies do not owe hotel occupancy taxes.

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

Cities of Goodlettsville and Brentwood, Tennessee Litigation. On June 2, 2008, the cities of Goodlettsville and Brentwood, Tennessee filed a putative class action in federal court against a number of internet travel companies, including Expedia, Hotels.com, and Hotwire. City of Goodlettsville and City of Brentwood v. Priceline.com, Inc., et al., 3-08-0561 (United States District Court for the Middle District of Tennessee). The complaint alleges that the defendants have failed to pay to the cities hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for unjust enrichment and conversion, and seeks damages in an unspecified amount. Plaintiffs have voluntarily dismissed the City of Brentwood. Class certification has been granted. The parties have filed cross-motions for summary judgment. Trial is scheduled for March 13, 2012.

Township of Lyndhurst, New Jersey Litigation. On June 18, 2008, the township of Lyndhurst filed a putative class action in federal court against a number of internet travel companies, including Expedia, Hotels.com, and Hotwire. Township of Lyndhurst v. Priceline.com, Inc., et al., 2:08-CV-03033-JLL-CCC (United States District Court for District of New Jersey). The complaint alleges that the defendants have failed to pay to the township hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for unjust enrichment and conversion. The complaint seeks damages in an unspecified amount. On March 18, 2009, the court granted defendants’ motion to dismiss for lack of standing. Plaintiff appealed. On August 2, 2011, the Third Circuit Court of Appeals affirmed the dismissal of plaintiff’s claims.

City of Baltimore Litigation. On December 10, 2008, the city of Baltimore filed an individual action in federal court against a number of internet travel companies, including Expedia, Hotels.com, and Hotwire. Mayor and City Council of Baltimore v. Pricline.com, Inc. et al., MJG-07-2807 (United States District Court for the District of Maryland). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for conversion, unjust enrichment, assumpsit, declaratory judgment, imposition of a constructive trust, and injunctive relief. The complaint seeks damages in an unspecified amount. On December 30, 2010, the city filed a motion for summary judgment. On February 11, 2011, defendants filed an opposition to the city’s motion for summary judgment and a cross-motion for summary judgment. On August 2, 2011, the court ruled on the cross-motions for summary judgment and held that online travel companies have no tax obligation prior to 2007 when Baltimore amended its ordinance and that taxes are due under Baltimore’s changed ordinance, subject to further ruling by the court. Certain defendants, including Expedia, Hotels.com and Hotwire, entered a settlement agreement dated June 17, 2011.

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

City of Bowling Green, Kentucky Litigation. On March 10, 2009, the city of Bowling Green, Kentucky filed an individual action against a number of internet travel companies, including Expedia, Inc., Hotels.com and Hotwire. City of Bowling Green, Kentucky v. Hotels.com, L.P., et. al., Civil Action 09-CI-409, Commonwealth of Kentucky, Warren Circuit Court. The complaint alleges that the defendants have failed to pay transient room taxes as required by municipal ordinance. On April 8, 2010, defendants’ motion to dismiss was granted. The city appealed. On April 29, 2011, the appellate court affirmed the dismissal. On June 6, 2011, the city filed a motion for discretionary review to the Kentucky Supreme Court.

County of Genesee, County of Calhoun, County of Ingham and County of Saginaw, Michigan Litigation. On February 24, 2009, four Michigan Counties (Genesee, Calhoun, Ingham and Saginaw) filed an individual action against a number of internet travel companies, including Expedia, Inc., Hotels.com and TravelNow.com, Inc. County of Genesee, Michigan v. Hotels.com, L.P., et. al., 09-265-CZ (Circuit Court for the County of Ingham, Michigan). The complaint alleges that the defendants have failed to pay hotel accommodation taxes as required by county ordinance. Defendants filed a motion for summary disposition on June 29, 2009. On August 21, 2009, the court denied defendants’ motion for summary disposition. On September 9, 2010, plaintiffs filed a motion for summary judgment. The parties entered a settlement agreement in October 2011.

St. Louis County, Missouri Litigation. On July 6, 2009, St. Louis County, Missouri filed an action against a number of online travel companies, including Expedia, Hotels.com, Hotwire, and TravelNow.com, Inc. St. Louis County, Missouri v. Prestige Travel, Inc., et. al., Case No. 09SL-CC02912 (21st Judicial Circuit Court, St. Louis County, Missouri). The complaint alleges that the defendants have failed to collect and/or pay taxes under the county’s tourism and hotel tax ordinances. Plaintiff’s first amended petition was filed on September 18, 2009. The court granted defendants’ motion to dismiss on September 8, 2010. The county appealed. On June 28, 2011, the Supreme Court of Missouri affirmed the dismissal of the suit.

Village of Rosemont, Illinois Litigation. On July 23, 2009, Rosemont, Illinois filed an action against a number of online travel companies including Expedia, Inc., Hotels.com and Hotwire. Village of Rosemont, Illinois v. Priceline.com, Incorporated, et al.1:09-cv-04438 (U.S. District Court for the Northern District of Illinois). The complaint alleges that defendants have failed to collect and/or pay taxes under the city’s hotel tax ordinances. Defendants’ motion to dismiss the village’s claims for unjust enrichment and conversion was granted on February 25, 2010. The parties filed cross-motions for summary judgment. On October 14, 2011, the court granted summary judgment in favor of the Village of Rosemont and denied the online travel companies’ motion for summary judgment.

Palm Beach County, Florida Litigation. On July 30, 2009, Palm Beach County, Florida filed an action against a number of online travel companies including Expedia, TravelNow.com, Hotels.com, IAC/Interactive Corp. and Hotwire. Anne Gannon, in her capacity as Palm Beach County Tax Collector, on behalf of Palm Beach County v. Hotels.com, L.P., et al., 50 2009 CA 025919 MB (Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida). The complaint alleges that defendants have failed to collect and/or pay taxes under the county’s tourist development tax ordinances. Plaintiff served an amended complaint on December 1, 2009. Defendants filed a motion for summary judgment. In November 2011, the parties entered a settlement agreement.

Lawrence County, Pennsylvania Litigation. On September 8, 2009, the county of Lawrence, Pennsylvania filed an action against a number of online travel companies including Expedia, Inc., Hotels.com, Hotwire, and Travelnow.com, Inc. County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al., Civil Action No. 2:09-cv-01219-GLL (U.S. District Court for the Western District of Pennsylvania). The complaint alleges that defendants have failed to collect and/or pay taxes under state and municipal hotel occupancy tax codes and alleges conversion and equitable claims. The court granted defendants’ motion to dismiss on October 25, 2010 and the county appealed. On August 4, 2011, the commonwealth court reversed and remanded the county’s request for declaratory judgment, but affirmed the dismissal of the county’s other claims.

Pine Bluff, Arkansas Litigation. On September 25, 2009, Pine Bluff Advertising and Promotion Commission and Jefferson County filed a class action against a number of online travel companies, including Expedia, Inc., Hotels.com, and Hotwire. Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, and others similarly situated v. Hotels.com LP, et. al. CV-2009-946-5 (In the Circuit Court of Jefferson, Arkansas). The complaint alleges that defendants have failed to collect and/or pay taxes under hotel tax occupancy ordinances. The court denied defendants’ motion to dismiss. Plaintiffs have filed a motion for class certification. On January 12, 2012, the court entered an order staying the case for thirty days while it considers again whether the plaintiff should be required to exhaust administrative remedies.

Leon County, Florida et. al. Litigation. On November 3, 2009, Leon County and a number of other counties in Florida filed an action against a number of online travel companies, including Expedia, Inc., Hotels.com, TravelNow.com and Hotwire. Leon County, et. al. v. Expedia, Inc., et. al. Case No: 2009CA4319 (Circuit Court of the Second Judicial Circuit, Leon County, Florida). The complaint alleges that defendants have failed to collect and/or pay taxes under the county’s tourist development tax ordinances. Flagler, Alachua, Nassau, Okaloosa, Seminole, Pasco, Pinellas, Hillsborough, Lee, Charlotte, Escambia, Manatee, Saint Johns, Polk, Walton and Wakulla counties have been added as plaintiffs. Trial is scheduled for May 21, 2012.

Leon County v. Expedia, Inc., Florida Department of Revenue Litigation, et al Litigation. On December 14, 2009, Leon County filed an action against a number of online travel companies and the State of Florida Department of Revenue for recovery of state taxes for hotel occupancy. Leon County v. Expedia, Inc., et al., Case No. 2009CA4882 (Circuit Court of the Second Judicial Circuit, Leon County, Florida). Leon County has sued the online travel companies and the Florida State Department of Revenue for failure to collect state hotel occupancy taxes. The court denied defendants’ motion to dismiss. On December 21, 2011, the Florida Department of Revenue filed a second motion to dismiss.

City of Birmingham, Alabama Litigation. The city of Birmingham, Alabama and eight other cities in Alabama, along with the Birmingham-Jefferson Civil Center Authority, have brought suit against a number of online travel companies. City of Birmingham, et al. v. Orbitz, et al., Case No. CV200903607 (Circuit Court of Jefferson County, Alabama). The complaint alleges that defendants have failed to collect and/or pay taxes under local lodging tax codes. On April 1, 2010, the court denied defendants’ motion to dismiss, but expressed its preliminary conclusion that the city’s lodging taxes do not apply to defendants’ services. On March 24, 2011, the court granted the defendants’ motion for summary judgment. The city has appealed.

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

City of Philadelphia Litigation. The city of Philadelphia appealed the administrative decision by its Tax Review Board holding that Expedia is not obligated to pay hotel occupancy taxes. The Appeal of the City of Philadelphia, Pennsylvania v. Tax Review Board, Case Nos. 00764 and 00363 (Court of Common Pleas of Philadelphia County, First Judicial District). On January 14, 2011, the court of common pleas held in favor of Expedia that taxes are not due on their services, and denied the city’s appeal. The city has appealed the decision by the court of common pleas.

City of Santa Monica, California v. Expedia, Inc, et al., Case No. 108568 (Superior Court of the State of California, County of Los Angeles, West District). On June 25, 2010, the city of Santa Monica brought suit against a number of internet travel companies, including Hotels.com, Expedia and Hotwire. The city claims that internet travel companies act as independent, nonexclusive sales agents for hotels and thus are obligated to collect and remit occupancy tax on their services. The complaint includes claims for conversion, declaratory relief, violations of California Civil Code § 2223, violations of California Civil Code § 2224, imposition of a constructive trust, declaratory relief regarding application of the step transaction doctrine, and liability as agents under California Civil Code §§ 2343, 2344. This case is consolidated in the Superior Court of the State of California, Los Angeles with the pending claims by the City of Anaheim, San Francisco, San Diego and Los Angeles. The Expedia companies were required to pay the approximately $3 million tax assessments to defend against the city’s complaint. Defendants’ demurrer to the city’s complaint was granted on March 16, 2011. The city has returned Expedia’s $3 million payment in exchange for a letter of credit. The City of Santa Monica has filed an appeal.

Baltimore County, Maryland Litigation. On May 3, 2010, Baltimore County filed suit against a number of internet travel companies, including Hotels.com, Expedia and Hotwire. Baltimore County v. Priceline.com, Inc., et al., Case No. MJG10CV1104 (United States District Court, District of Maryland, Northern Division). The complaint alleges that the defendants have failed to pay county hotel occupancy taxes as required by municipal ordinance. The complaint includes claims for declaratory judgment, violation of the tax code, conversion, injunctive relief, unjust enrichment/assumpsit, imposition of a constructive trust and damages. On March 1, 2011, the court granted in part and denied in part the online travel companies’ motion to dismiss.

Hamilton County, Ohio Litigation. On August 23, 2010, the counties of Hamilton, Cuyahoga, and Erie brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. Hamilton County v. Hotels.com, et. al, Case No. A 1007729 (Court of Common Pleas, Hamilton County). The counties claim that the online travel companies have failed to remit occupancy taxes. Plaintiffs assert claims for violation of the counties’ transient occupancy taxes, unjust enrichment, money had and received, conversion, constructive trust, breach of contract, declaratory judgment and damages. On February 11, 2011, defendants brought a motion to dismiss. On July 29, 2011, the court granted in part and denied in part defendants’ motion to dismiss.

State of Oklahoma Litigation. On November 2, 2010, the state of Oklahoma filed suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. State of Oklahoma v. Priceline.com, Inc., et al., Case No. CJ-2010-8952 (In the District Court of Oklahoma, State of Oklahoma). The complaint includes claims for declaratory judgment, right of action for sales tax owed, injunctive relief and damages. The complaint seeks unspecified damages. Defendants brought a motion to dismiss, which the court granted on March 11, 2011.

State of Montana Litigation. On November 8, 2010, the state of Montana filed suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. State of Montana Department of Revenue v. Priceline.com, Inc., et al. Case No. CD-2010-1056 (Montana First Judicial District, Lewis and Clark County). The complaint includes claims for declaratory relief, injunctive relief, violation of the Lodging Facility Use Tax Statute, violation of the Lodging Facility Sales and Use Tax Statute, violation of the Rental Vehicle Sales and Use Tax, conversion, unjust enrichment, imposition of a constructive trust, and damages. The complaint seeks unspecified damages. On January 31, 2011, defendants brought a motion to dismiss which the court denied on December 1, 2011.

Montgomery County, Maryland Litigation. On December 21, 2010, Montgomery County filed suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. Montgomery County, Maryland v. Priceline.com, Inc., et al., Case No. 8:10-cv-03558-AW (United States District Court for the Northern District of Maryland, Northern Division). The complaint includes claims for declaratory judgment, injunctive relief, violation of Montgomery County’s Transient Occupancy Tax Code, conversion, unjust enrichment/assumpsit, imposition of a constructive trust, and damages. The complaint seeks recovery of unspecific damages. On March 3, 2011, defendants filed a motion to dismiss. On July 20, 2011, the court granted in part and denied in part defendants’ motion to dismiss.

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

District of Columbia Litigation. On March 22, 2011, the District of Columbia brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. District of Columbia v. Expedia, Inc., et al., Case No. 2011 CA 002117B (Superior Court of the District of Columbia). The court has denied the online travel companies’ motion to dismiss. The District of Columbia filed a motion for summary judgment. On December 12, 2011, the court denied the District’s motion for summary judgment without prejudice and ordered the parties to proceed with fact and expert discovery.

Volusia County, Florida Litigation. On April 28, 2011, Volusia County brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. Volusia County v. Expedia, et al., Case No. 2011-10834-CIDL (In the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida). The complaint includes claims for tourist development tax, convention development tax, transient rentals tax, and school capital outlay surtax. The court has denied the online travel companies’ motion to dismiss.

Town of Breckenridge, Colorado Litigation. On July 25, 2011, the Town of Breckenridge, Colorado brought suit on behalf of itself and other home rule municipalities against a number of online travel companies, including Hotels.com, Expedia and Hotwire, Town of Breckenridge, Colorado v. Colorado Travel Company, LLC, Case No. 2011CV420 (District Court, Summit County, Colorado). The complaint includes claims for declaratory judgment, violations of municipal ordinances, conversion, civil conspiracy and unjust enrichment. The online travel companies have filed a motion to dismiss.

Kent County, Michigan Litigation. On November 29, 2011, Kent County Michigan brought suit against a number of online travel companies, including Hotels.com and Expedia. County of Kent, Michigan v. Hotels.com, L.P., et al., Case No. 11-11382-CZ (Circuit Court, Kent County, Michigan). The complaint includes claims for declaratory judgment, violations of county ordinances, conversion, unjust enrichment, constructive trust, money had and received and joint venture liability. The complaint has not been served.

State of Mississippi Litigation. On December 29, 2011, the State of Mississippi brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire, State of Mississippi v. Priceline.com, et al., Case No. G-2011-002211 (Chancery Court, Hinds County, Mississippi). The complaint includes claims for declaratory judgment, injunctive relief, violations of state sales tax statute and local ordinances, violation of Consumer Protection Act, conversion, unjust enrichment, constructive trust, money had and received and joint venture liability.

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes. The states of South Carolina, Texas, Pennsylvania, Florida, Georgia, Indiana, New Mexico, New York, West Virginia, Wisconsin, Kansas, Colorado, Wyoming, Alabama, Montana, Louisiana, Ohio, Hawaii, Maryland and Arkansas; the counties of Miami-Dade, Broward, Duvall, Palm Beach and Brevard, Florida; the cities of Alpharetta, Atlanta, Augusta, Cartersville, Cedartown, College Park, Columbus, Dalton, East Point, Hartwell, Macon, Richmond, Rockmart, Rome, Tybee Island and Warner Robins, Georgia; the counties of Cobb, DeKalb, Fulton, Clayton, Hart, Chatham and Gwinnett, Georgia; the cities of Los Angeles, San Diego, San Francisco, Anaheim, West Hollywood, South Lake Tahoe, Palm Springs, Monterey, Sacramento, Long Beach, Napa, Newport Beach, Oakland, Irvine, Fresno, La Quinta, Dana Point, Laguna Beach, Riverside, Eureka, La Palma, Twenty-nine Palms, Laguna Hills, Garden Grove, Corte Madera, Santa Rosa, Manhattan Beach, Huntington Beach, Ojai, Orange, Sacramento, Sunnyvale, Truckee, Walnut Creek, Bakersfield, Carlsbad, Carson, Cypress, San Bruno, Lompoc, Mammoth Lake, Palm Springs, San Jose, Santa Barbara, Santa Monica Bishop, Buena Park, Milpitas, Palmdale, Santa Rosa, and Pasadena, California; the county of Monterey, California; the cities of Phoenix, Scottsdale, Tucson, Peoria, Apache Junction, Avondale, Chandler, Glendale, Flagstaff, Mesa, Nogales, Prescott and Tempe, Arizona; Santa Fe, New Mexico; undisclosed cities in Alabama; Jefferson County, Arkansas; the city of North Little Rock, Arkansas; the cities of Chicago and Rosemont, Illinois; the cities of New Orleans and Lafayette Parish, Louisiana; the city of Baltimore, Maryland, the county of Montgomery, Maryland; New York City; Suffolk County, New York; the counties of Mecklenburg, Brunswick and Stanley, North Carolina; Hilton Head, South Carolina, the city of Philadelphia, Pennsylvania; Lawrence County, Pennsylvania; the city of Madison, Wisconsin; the cities of Denver, Colorado Springs and Greenwood Village Colorado, the counties of Salt Lake, Weber, Davis and Summit, Utah; Osceola, Florida, St. Louis County, Missouri and Portland, Oregon, among others, have begun or attempted to pursue formal or informal audits or administrative procedures, or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

The Company believes that the claims in all of the above proceedings relating to hotel occupancy taxes lack merit and will continue to defend vigorously against them.

Actions Filed by Expedia

New York City Litigation. On December 21, 2009, Expedia, Hotels.com, Hotwire and other online travel companies brought suit against the city of New York Department of Finance and the city of New York. The complaint asserts two claims for declaratory judgment challenging the constitutionality and legality of the law relating to New York City hotel room occupancy taxes passed on June 29, 2009. The City of New York’s motion to dismiss the online travel companies’ claim that the city’s newly-enacted ordinance exceeds the scope of its taxing authority has been granted. Plaintiffs filed a notice of appeal on December 6, 2010. On November 29, 2011, the Supreme Court of New York, Appellate Division, reversed the trial court’s decision and ruled in favor of the online travel companies, holding that the ordinance exceeded the scope of the city’s taxing authority.

Broward County, Florida Litigation. On January 12, 2009, Expedia, Hotels.com, and Hotwire filed separate actions against Broward County, Florida and the Florida Department of Revenue. Expedia, Inc. et al. v. Broward County Florida, et. al., Case Nos., 37 2009 CA 000131, 37 2009 CA 000129, and 37 2009 000128 (Second Judicial Circuit Court, State of Florida, Leon County). The complaints contest the assessments against plaintiffs on the grounds that plaintiffs are not subject to the tourist development tax, among other claims. Defendants answered and asserted counterclaims on February 2, 2009. Plaintiffs’ motion to dismiss defendants’ counterclaims is pending. On May 13, 2009, the court consolidated all cases brought by the online travel companies for all purposes except trial on any of Broward County’s counterclaims. On February 9, 2011, the court granted in part and denied in part plaintiffs’ motion to dismiss defendant’s counterclaims. The court denied Broward County’s motion to amend its claims to assert a claim for punitive damages. The case is currently stayed pending appellate review of a discovery issue in the case.

Indiana State Sales Tax and County Innkeeper Tax Assessments. On March 2, 2009, Travelscape, LLC (“Travelscape”), Hotels.com and Hotwire filed petitions in Indiana Tax Court appealing the final determination of the Indiana State Department of Revenue and seeking to enjoin the collection of the tax. Travelscape, LLC v. Indiana State Department of Revenue, Cause No. 49T10-0903-TA-11; Hotels.com LP v. Indiana State Department of Revenue, Cause No. 49T10-0903-TA-13; Hotwire, Inc. v. Indiana State Department of Revenue, Cause No. 49T10-0903-TA-12.

Miami-Dade County, Florida Litigation. On December 18, 2009, Expedia, Inc., Hotwire and Hotels.com brought suit against Miami-Dade for refund of hotel occupancy taxes assessed against the companies. Expedia, Inc. v. Miami-Dade County, Florida and Florida Department of Revenue, Cause No. 09CA4978 (In the Circuit Court of the Second Judicial Circuit in and for Leon County); Hotwire, Inc. v. Miami-Dade County, Cause No. 09CA4977 (In the Circuit Court of the Second Judicial Circuit in and for Leon County); Hotels.com, L.P. v. Miami-Dade County, Florida and Florida Department of Revenue, Cause No. 09CA4979 (In the Circuit Court of the Second Judicial Circuit in and for Leon County). The companies moved to dismiss Miami-Dade’s counterclaims. These cases have been consolidated with the cases brought by other online travel companies for refund of hotel occupancy taxes. Miami-Dade County’s claims were settled as a part of the Monroe class action settlement. The claims relating to tourist development tax have been dismissed. The claims relating to convention development tax remain.

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

Pennsylvania Board of Finance and Revenue Litigation. On December 3, 2010, Expedia, Hotels.com and Hotwire filed a petition in the Commonwealth Court of Pennsylvania challenging the Pennsylvania Board of Finance and Revenue’s finding that they are liable for state and local hotel taxes. Hotels.com, L.P. v. Commonwealth of Pennsylvania, Case No. 875 F&R 2010 (In the Commonwealth Court of Pennsylvania); Travelscape, LLC v. Commonwealth of Pennsylvania, Case No. 874 F&R 2010 (In the Commonwealth Court of Pennsylvania); Hotwire, Inc. v. Commonwealth of Pennsylvania, Case No. 876 F&R 2010 (In the Commonwealth Court of Pennsylvania). ). The Pennsylvania Board of Finance and Revenue has dropped its assessments and issued a ruling clarifying that fees charged by online travel companies are not subject to Pennsylvania hotel occupancy tax. The suits brought by the Expedia companies, therefore, have been dismissed.

Osceola, Florida Litigation. On January 24, 2011, Expedia, Hotels.com and Hotwire, along with other online travel companies, filed complaints against Osceola County, Florida and the Florida Department of Revenue challenging the county’s assessment of taxes. Expedia, Inc. v. Osceola, Florida and Florida Department of Revenue, Case No. 2011 CA 000206 (In the Circuit Court of the Second Judicial Circuit, Leon County); Hotels.com, L.P. v. Osceola, Florida and Florida Department of Revenue, Case No. 2011 CA 000196 (In the Circuit Court of the Second Judicial Circuit, Leon County); Hotwire, Inc. v. Osceola, Florida and Florida Department of Revenue, Case No. 2011 CA 000202 (In the Circuit Court of the Second Judicial Circuit, Leon County). The online travel companies have asserted claims that they are not subject to the county tax ordinance, Commerce Clause violation, due process, breach of confidentiality, fundamental bias of assessment, and Internet Tax Freedom Act and Supremacy Clause violation. Defendant online travel companies have moved to dismiss the County’s counterclaims and to strike certain affirmative defenses.

Expedia Insurance Litigation. On November 29, 2010, Expedia, Hotels.com and Hotwire brought suit in state court in Washington against a number of their insurers seeking recovery for occupancy tax cases. Expedia, Inc. et al. v. Steadfast Insurance Company, et al. Case No. 10-2-41017-1 (King County Superior Court). On August 26, 2011, the defendant insurance companies filed motions for summary judgment. On January 13, 2012, the court granted in part and denied in part the insurers’ motions for summary judgment.

State of North Carolina Litigation. In February 2011, Travelscape, Hotels.com and Hotwire, along with other online travel companies, brought suit in state court in North Carolina challenging the state of North Carolina’s amended sales tax statute that seeks to tax the revenue generated from the services provided by the online travel companies. Ortbitz, LLC, et al. v. State of North Carolina, Case No. 11CV001857 (In the General Court of Justice, Superior Court Division). The complaint includes claims for violation of the Internet Tax Freedom Act, unconstitutional impairment of contracts, violation of the Commerce Clause, violation of state uniformity clause and federal equal protection, and void for vagueness. Defendants have filed motions to dismiss.

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

Part II. Item 4.  Mine Safety Disclosures

Not applicable.

Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of January 27, 2012, there were approximately 3,519 holders of record of our common stock and the closing price of our common stock was $31.80 on Nasdaq. As of January 27, 2012, all of our Class B common stock was held by a subsidiary of Liberty.

Intra-day high and low prices per share of EXPE common stock have been adjusted to reflect the impact of the one-for-two reverse stock split of EXPE’s common stock and Class B common stock and the spin-off, both of which were completed after the close of trading on December 20, 2011. The adjusted stock prices were determined using the historical prices (pre-adjustment) divided by 1.05741. This factor is equal to the value of $28.55, the closing price on December 20, 2011 of EXPE common stock, divided by $27.00, the closing price on December 20, 2011 of EXPE common stock trading on a “when issued” basis. The following table sets forth the intra-day high and low prices per share for our common stock during the periods indicated:

	$00000000	$00000000
	High	Low
Year ended December 31, 2011
Fourth Quarter	$30.42	$22.56
Third Quarter	31.10	24.34
Second Quarter	27.56	20.81
First Quarter	26.39	18.55

	$00000000	$00000000
	High	Low
Year ended December 31, 2010
Fourth Quarter	$27.90	$23.49
Third Quarter	28.23	17.31
Second Quarter	24.67	17.68
First Quarter	24.62	19.07

Dividend Policy

In 2011 and 2010, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Year ended December 31, 2011:
February 9, 2011	$0.14	March 11, 2011	$19,352	March 31, 2011
April 27, 2011	0.14	May 27, 2011	19,232	June 17, 2011
July 26, 2011	0.14	August 26, 2011	19,148	September 16, 2011
October 26, 2011	0.14	November 18, 2011	18,818	December 9, 2011
Year ended December 31, 2010:
February 10, 2010	$0.14	March 11, 2010	$20,220	March 31, 2010
April 27, 2010	0.14	May 27, 2010	19,902	June 17, 2010
July 26, 2010	0.14	August 26, 2010	19,703	September 16, 2010
October 25, 2010	0.14	November 18, 2010	19,251	December 9, 2010

The above dividends per share have been adjusted to reflect the one-for-two reversed stock split. The March 2010 dividend was the first dividend in our history. On February 9, 2012, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.09 per share of outstanding common stock to the stockholders of record as of the close of business on March 12, 2012.

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

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2011, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

A summary of the repurchase activity for the fourth quarter of 2011, which all occurred prior to the spin-off and the one-for-two reverse stock split, is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 1-31, 2011	2,443	$26.74	2,443	9,383
November 1-30, 2011	—	—	—	9,383
December 1-31, 2011	628	28.51	628	8,755

Total	3,071	$27.10	3,071

Total (Reverse split adjusted)	1,536	$54.20	1,536

In October 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. During 2011, prior to the spin-off and before giving effect to the reverse stock split, we repurchased, through open market transactions, 10.6 million shares (or 5.3 million reverse split adjusted) under this authorization for a total cost of $283 million, excluding transaction costs, representing an average repurchase price of $26.60 per share (or $53.20 reverse split adjusted). As of December 31, 2011, 8.8 million shares remain authorized for repurchase under the October 2010 authorization. There is no fixed termination date for the repurchases.

Performance Comparison Graph

The graph shows a five-year comparison of cumulative total return, calculated on a dividend reinvested basis, for Expedia common stock, the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500. The graph assumes an investment of $100 in each of the above on December 31, 2006. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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

SELECTED FINANCIAL DATA

	Year Ended December 31,(1)
	2011	2010	2009	2008 (2)	2007
		(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$3,449,009	$3,033,645	$2,743,051	$2,736,435	$2,540,122
Operating income (loss)	479,609	500,787	397,743	(2,280,525)	437,373
Net income (loss) from continuing operations	326,341	305,497	218,274	(2,346,749)	239,368
Discontinued operations, net of taxes	148,262	120,063	85,349	(177,415)	54,502
Net income (loss) attributable to Expedia, Inc.	472,294	421,500	299,526	(2,517,763)	295,864

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$2.39	$2.14	$1.48	$(16.36)	$1.61
Diluted	2.34	2.09	1.46	(16.36)	1.52

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$3.48	$2.98	$2.08	$(17.60)	$1.99
Diluted	3.41	2.93	2.05	(17.60)	1.88

Shares used in computing income (loss) per share:
Basic	135,888	141,233	144,107	143,084	148,320
Diluted	138,702	144,014	146,071	143,084	157,117

Dividends declared per common share	$0.56	$0.56	$—	$—	$—

	December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Working deficit	$(278,928)	$(187,792)	$(610,008)	$(367,454)	$(728,697)
Total assets	6,505,258	6,656,922	5,924,284	5,894,249	8,290,027
Long-term debt(3)	1,249,281	1,249,221	500,000	1,150,000	1,085,000
Noncontrolling interest	105,303	64,159	67,045	63,910	70,004
Total stockholders’ equity	2,305,167	2,736,703	2,749,726	2,380,964	4,880,016

(1)	On December 20, 2011, we completed the spin-off of TripAdvisor. Immediately prior to the spin-off, we effected a one-for-two reverse stock split. Accordingly, the results of operations and financial condition of TripAdvisor have been presented in discontinued operations for all periods presented. Further, all Expedia common stock information and related per share prices have been adjusted to reflect the reverse stock split.
(2)	The year ended December 31, 2008 includes an approximately $3 billion impairment charge related to goodwill, intangible and other long-lived assets, of which $282 million has been attributed to our discontinued operation.
(3)	Excludes the 8.5% senior notes due 2016 (“8.5% Notes”) with a principal balance of $400 million for which Expedia gave notice of redemption in connection with the spin-off. The 8.5% Notes were included within current liabilities of discontinued operations as of December 31, 2011 and within noncurrent liabilities of discontinued operations for all prior years. For more information, see Note 4 — Discontinued Operations in the notes to consolidated financial statements.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. We have created a global travel marketplace used by a broad range of leisure and corporate travelers, offline retail travel agents and travel service providers. We make available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, destination service providers, cruise lines and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our transaction-based websites. For additional information about our portfolio of brands, see the disclosure set forth in Part I, Item 1, Business, under the caption “Management Overview.”

All percentages within this section are calculated on actual, unrounded numbers.

Summary of the Spin-Off of TripAdvisor, Inc.

On December 6, 2011, our stockholders and Board of Directors approved a spin-off transaction that separated Expedia, Inc. into two separately traded public companies:

•

TripAdvisor, Inc., which includes the domestic and international operations previously associated with the TripAdvisor Media Group, which includes its flagship brand as well as 18 other travel media brands, and

•

Expedia, Inc., which continues to include the domestic and international operations of our travel transaction brands including Expedia.com, Hotels.com, eLong, Hotwire, Egencia, Expedia Affiliate Network, CruiseShipCenters, Venere, Classic Vacations and carrentals.com.

Immediately prior to the spin-off, Expedia affected a one-for-two reverse stock split. The spin-off was completed following the close of trading on the Nasdaq Stock Market on December 20, 2011.

In connection with the spin-off, we entered into various agreements with TripAdvisor, a related party due to common ownership, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement. In addition, we will continue to work together with TripAdvisor pursuant to various commercial agreements between subsidiaries of Expedia, on the one hand, and subsidiaries of TripAdvisor, on the other hand. The various commercial agreements, including click-based advertising agreements, content sharing agreements and display-based and other advertising agreements, have terms of up to one year. Our Leisure segment recognized approximately $207 million of sales and marketing expense from TripAdvisor in 2011 through the spin-off date, and $171 million and $140 million of sales and marketing expense for the years ended December 31, 2010 and 2009. We recorded $4 million to sales and marketing expense related to these various agreements from December 21, 2011 to December 31, 2011.

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2011 represented a year of gradual improvement for the travel industry. However, natural disasters, such as the earthquake and tsunami in Japan, political and social unrest in the Middle East and North Africa, the rising price of oil, and ongoing sovereign debt and economic issues in several European countries, all contribute to a somewhat uncertain forward environment for the travel industry.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, approximately 54% of U.S. leisure, unmanaged and corporate travel expenditures occur online, compared with approximately 39% of European travel. Online penetration in the Asia Pacific region is estimated to be over 20%, lagging behind that of Europe. These penetration rates have increased over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, and supplier growth outpaced online agency growth for several years. Competitive entrants such as “metasearch” companies have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies. New models, such as daily deals and private sale sites have also begun proliferating. We have a number of “daily deals” offered on our retail websites as well as deal specific offerings such as Hotwire’s Travel-Ticker, and a partnership with Groupon called Groupon Getaways with Expedia. In addition, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations and proposed and actual acquisitions by companies such as Google and Microsoft.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model has seen rapid adoption in Europe. Expedia has both a merchant and an agency hotel offer for our hotel supply partners and we expect our use of these models to continue to evolve.

Intense competition has also historically led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. We manage our selling and marketing spending on a brand basis at the local or regional level, making decisions in each market that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. In certain cases, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is lower than that for our consolidated business but for which we still believe the opportunity to be attractive. In 2011, our selling and marketing expense has been growing at rates faster than our revenue growth and we expect that to continue for at least the next several quarters, however, we believe that over the long term we can manage our sales and marketing expense to be more in line with revenue growth.

Hotel

We generate the majority of our revenue through the marketing and distribution of hotel rooms (stand-alone and package bookings). Our relationships and negotiated economics with our hotel supply partners have remained broadly stable in the past few years. We have, however, implemented new customer loyalty programs and have eliminated or reduced some fees in that timeframe and, as such, the margin of revenue we earn per booking has declined. Over the course of the last two years, occupancies and ADRs in the lodging industry have generally improved in a gradually improving overall travel environment. From a supply perspective, there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help hoteliers with their objective of continuing to grow their ADRs. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. We have had success adding supply to our marketplace with over 145,000 hotels as of the end of 2011, growth of 12%. In addition, our room night growth has been healthy, with room nights growing 14% in 2010 and 18% in 2011. ADRs for rooms booked on Expedia sites grew 1% in 2010 and 5% in 2011.

Air

The airline sector in particular has historically experienced significant turmoil. In recent years, there has been increased air carrier consolidation, generally resulting in lower overall capacity and higher fares. In addition, air carriers have made significant efforts to keep seat capacity relatively low in order to ensure that demand for seats remained high and flights as full as possible. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Ticket prices on Expedia sites grew 11% and 10% in 2011 and 2010. We are encountering pressure on air remuneration as certain supply agreements renew, and as air carriers and GDS intermediaries re-negotiate their long-term agreements.

In part as a result of sharply rising average ticket prices, our ticket volumes decreased by 8% in 2011 after having grown by 11% in 2010.

From a product perspective, over 70% of our revenue comes from transactions involving the booking of hotel reservations, with less than 15% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the products we distribute and represents our best overall growth opportunity.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. They each operate a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technological platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched our new Hotels.com global platform in the first quarter of 2010, enabling us to significantly increase the innovation cycle for that brand. Since then, we have been successful in improving conversion and driving much faster growth rates for the Hotels.com brand. We are in the midst of a similar transformation for our Expedia brand, having rolled out its new hotel platform in the second half of 2011, with expectations that the new air and package platforms will be launched in 2012.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, which is the second largest online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Europe. Egencia, our corporate travel business, operates in 46 countries around the world and continues to expand aggressively. We also partner in a 50/50 joint venture with AirAsia – a low cost carrier serving the Asia-Pacific region – to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. In 2011, approximately 39% of our worldwide gross bookings and 42% of worldwide revenue were international up from 22% for both worldwide gross bookings and revenue in 2005. We have a stated goal of driving more than half of our gross bookings and revenue through international points of sale.

In expanding our global reach, we leverage significant investments in technology, operations, brand building, supplier relationships and other initiatives that we have made since the launch of Expedia.com in 1996. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.

Our scale of operations enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. We believe that our size and scale affords the company the ability to negotiate competitive rates with our supply partners, provide breadth of choice and travel deals to our traveling customers through an increasingly larger supply portfolio and creates opportunities for new value added offers for our customers such as our loyalty programs. The size of Expedia’s worldwide traveler base makes our sites an increasingly appealing channel for travel suppliers to reach customers. In addition, the sheer size of our user base and search query volume allows us to test new technology very quickly in order to determine which innovations are most likely to improve the travel research and booking process, and then roll those features out to our worldwide audience in order to drive improvements to conversion.

New Channel Penetration. Today, the vast majority of online travel bookings are generated through typical desktop and laptop computers. However, recent technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends. We own a leading travel application company called Mobiata which is responsible for several top travel applications, such as FlightTrack, FlightTrack Pro and FlightBoard, and is now creating new mobile applications for our Expedia brand, most recently launching the mobile Expedia Hotels application for both the iPhone and the iPad. We believe mobile bookings present an opportunity for incremental growth as they are typically completed within one day of the travel or stay which is a much shorter booking window than we have historically experienced via more traditional online booking methods. We are also working with suppliers on specific mobile offerings which can represent a unique value proposition and offer customers room nights for as much as a 50% discount from retail rates.

Other recent developments in new channels include the proliferation of the ‘daily deals’ space for which we have multiple efforts. For example, our Expedia brand has an exclusive partnership with Groupon, Groupon Getaways with Expedia, where we work with suppliers to offer consumers deeply discounted travel opportunities on a limited basis. We believe this may also represent incremental travel bookings as it typically represents an impulse purchase compared to historical travel purchasing activity which tends to be a highly considered and deliberate transaction. Our Hotwire brand also operates the Travel-Ticker brand which sources and markets deep discount travel. Virtually all of our leisure brands have efforts related to the daily deals or deep discount space.

Many of our brands are also actively participating in Facebook, Twitter and other ‘social’ channels and we anticipate the importance of these channels to consumers and to our industry to increase over time. It is our intention to grow our ‘social’ efforts alongside this trend.

Seasonality

We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the more stable nature of our fixed costs. As a result, revenue and income are typically the lowest in the first quarter and highest in the third quarter. Additionally, prior to the spin-off, TripAdvisor typically comprised a larger relative portion of our revenue and income during the first quarter. Thus, following the spin-off the seasonal impact on our business will be more pronounced, particularly in the first quarter, as the bookings versus recognition of revenue time lag under the merchant hotel business will represent a larger portion of our operating results without TripAdvisor. The continued growth of our international operations or a change in our product mix may influence the typical trend of the seasonality in the future.

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

Loyalty Program Accruals

We offer certain internally administered traveler loyalty programs to our customers, such as our Hotels.com Welcome Rewards program and our Expedia.com Expedia RewardsTM. Welcome Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on Expedia.com. As travelers accumulate points towards free travel products, we record a liability for the estimated future cost of redemptions. We determine the future redemption obligation based on judgment factors including: (i) the estimated cost of travel products to be redeemed, and (ii) an estimated redemption rate based on the overall accumulation and usage of points towards free travel products, which is determined through current and historical trends as well as statistical modeling techniques. The actual future cost and rate of redemptions could differ materially from our estimates.

Recoverability of Goodwill and Indefinite and Definite-Lived Intangible Assets

Goodwill. We assess goodwill for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If so, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

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

The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in period in which an impairment is recognized, could result in a materially different impairment charge. As of October 1, 2011 and 2010, and as of December 20, 2011 (the date of the spin-off), the fair value of each goodwill reporting unit significantly exceeded its carrying values.

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

We note that there are more than 7,000 taxing jurisdictions in the United States, and it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, we have obtained the advice of state and local tax experts with respect to tax laws of certain states and local jurisdictions that represent a large portion of our hotel revenue. Many of the statutes and regulations that impose hotel occupancy taxes were established before the emergence of the internet and e-commerce. Certain jurisdictions, such as the states of New York, North Carolina and Minnesota, the city of New York and the District of Columbia, have enacted, and others may enact, legislation regarding the imposition of occupancy taxes on businesses that arrange the booking of hotel accommodations. We continue to work with the relevant tax authorities and legislators to clarify our obligations under new and emerging laws and regulations. We will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant. Additionally, certain of our businesses are involved in occupancy tax related litigation which is discussed in Part I, Item 3, Legal Proceedings. Recent occupancy tax developments are also discussed below under the caption “Occupancy Taxes.”

Stock-Based Compensation

Our primary form of employee stock-based compensation is stock option awards. We measure the value of stock option awards on the date of grant at fair value using the Black-Scholes option valuation model. We amortize the fair value, net of estimated forfeitures, over the remaining term on a straight-line basis. The Black-Scholes model requires various highly judgmental assumptions including volatility and expected option term. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Recent developments include:

•

On November 29, 2011, the Supreme Court of New York, Appellate Division, reversed the trial court’s decision and ruled in favor of the online travel companies, holding that New York City exceeded its taxing authority when it amended its local ordinance in 2009. The New York State Legislature subsequently enacted legislation enabling the city to impose occupancy taxes on online travel company services;

•	New lawsuits have been brought by Kent County, Michigan and the state of Mississippi.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $32 million as of December 31, 2011, which includes amounts expected to be paid in connection with the developments described above, and $24 million as of December 31, 2010. In addition, as of December 31, 2011, we have also accrued $10 million related to court decisions and the potential and final settlement of issues related to hotel occupancy taxes.

Certain jurisdictions may require us to pay tax assessments, including occupancy tax assessments, prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that the taxpayer believes it is subject to such taxes. During 2009, we expensed $48 million related to monies paid in advance of litigation in occupancy tax proceedings in the city of San Francisco. During 2010, we expensed $3 million related to monies paid in advance of litigation in occupancy tax proceedings in the city of Santa Monica; these funds were returned to us by the city in December 2011 in exchange for a letter of credit. We do not believe that the amounts we retain as compensation are subject to the cities’ hotel occupancy tax ordinances. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts, plus interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity.

In addition, certain jurisdictions, including the states of New York, North Carolina and Minnesota, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy.

Segments

We have two reportable segments: Leisure and Egencia. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance.

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

Operating Metrics

Our operating results are affected by certain metrics, such as gross bookings and revenue margin, which we believe are necessary for understanding and evaluating us. Gross bookings represent the total retail value of transactions booked for both agency and merchant transactions, recorded at the time of booking reflecting the total price due for travel by travelers, including taxes, fees and other charges, and are generally reduced for cancellations and refunds. As travelers have increased their use of the internet to book travel arrangements, we have seen our gross bookings increase, reflecting the growth in the online travel industry, our organic market share gains and our business acquisitions. Revenue margin is defined as revenue as a percentage of gross bookings.

Gross Bookings and Revenue Margin

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	($ in millions)
Gross Bookings
Leisure	$26,567	$24,021	$20,428	11%	18%
Egencia	2,614	1,944	1,383	34%	41%

Total gross bookings	$29,181	$25,965	$21,811	12%	19%

Revenue Margin
Leisure	12.3%	12.0%	12.9%
Egencia	6.9%	7.4%	7.8%
Total revenue margin	11.8%	11.7%	12.6%

The increase in worldwide gross bookings in 2011 as compared to 2010 was primarily driven by 18% growth in hotel room nights and 5% in hotel ADRs. The increase in worldwide gross bookings in 2010 as compared to 2009 was primarily due to a 14% growth in transactions, a 10% increase in average airfares and a 1% increase in hotel ADRs. Revenue margin for 2011 was essentially flat when compared to 2010. The decrease in revenue margin in 2010 as compared to 2009 was primarily due to higher average air ticket prices.

Results of Operations

Revenue

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	($ in millions)
Revenue by Segment
Leisure	$3,270	$2,891	$2,635	13%	10%
Egencia	179	143	108	25%	32%

Total revenue	$3,449	$3,034	$2,743	14%	11%

In 2011 and 2010, the increase in revenue was primarily due to an increase in worldwide hotel revenue within our Leisure segment.

Worldwide hotel revenue increased 18% in 2011 compared to 2010 primarily due to an 18% increase in room nights stayed. Revenue per room night was flat year over year. Competitive pricing actions on hotels and packages as well as accruals for loyalty programs at Expedia and Hotels.com offset most of the 5% increase in ADRs. Worldwide hotel revenue increased 11% in 2010 compared to 2009 primarily due to a 14% increase in room nights stayed, partially offset by a 3% decline in revenue per room night.

Worldwide air revenue decreased 4% in 2011 compared to 2010 due to an 8% decrease in air tickets sold, partially offset by a 4% increase in revenue per air ticket. The decrease in air tickets sold was partially due to an 11% increase in average air ticket prices. Revenue per ticket increased in 2011 due to certain regional and interline consumer booking fees and performance-based incentives, partially offset by lower net supplier economics. Worldwide air revenue increased 12% in 2010 compared to 2009 due to an 11% increase in air tickets sold and a 1% increase in revenue per air ticket.

Worldwide revenue other than hotel and air discussed above, which includes car rental, advertising and media, destination services and fees related to our corporate travel business, increased by 8% in 2011 compared to 2010 and 7% in 2010 compared to 2009.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	($ in millions)
Revenue by Business Model
Merchant	$2,572	$2,220	$2,005	16%	11%
Agency	764	705	639	8%	10%
Advertising and media	113	109	99	4%	10%

Total revenue	$3,449	$3,034	$2,743	14%	11%

The increase in merchant revenue in 2011 and 2010 was due to an increase in hotel revenue primarily driven by an increase in room nights stayed.

Agency revenue increased for 2011 compared to 2010 due to growth in our agency hotel business and, to a lesser extent, higher fees related to our corporate travel business, partially offset by lower air revenue. Agency revenue increased for 2010 compared to 2009 due to an increase in air revenue as well as increases in hotel, fees related to our corporate travel business, cruise and destination service revenue.

Cost of Revenue

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	($ in millions)
Customer operations	$363	$322	$291	13%	11%
Credit card processing	241	221	178	9%	24%
Data center and other	157	142	134	11%	7%

Total cost of revenue	$761	$685	$603	11%	14%

% of revenue	22.1%	22.6%	22.0%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, certain promotions, destination supply, and stock-based compensation.

In 2011, the primary drivers of the increase in cost of revenue expense were higher call and data center costs as well as higher credit card processing costs related to our merchant transaction growth, partially offset by credit card rebates.

In 2010, the primary drivers of the increase in cost of revenue expense were higher costs related to credit card processing, customer service and telesales to support the growth in our transaction volumes.

Selling and Marketing

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	($ in millions)
Direct costs	$1,121	$949	$817	18%	16%
Indirect costs	354	286	244	24%	17%

Total selling and marketing	$1,475	$1,235	$1,061	19%	16%

% of revenue	42.8%	40.7%	38.7%

Selling and marketing expense primarily relates to direct costs, including traffic generation costs from search engines and internet portals, television, radio and print spending, private label and affiliate program commissions, public relations and other costs. The remainder of the expense relates to indirect costs, including personnel and related overhead in our Partner Services Group, Egencia and our various Leisure brands and stock-based compensation costs.

Selling and marketing expenses increased $240 million in 2011 compared to 2010 driven by increases in online, offline and affiliate marketing expenses as well as higher personnel expenses across most of our brands and supply organization. Selling and marketing expenses increased $174 million in 2010 compared to 2009 due to an increase in online and offline marketing expenses, including search engine marketing, brand advertising and affiliate marketing expenses, and higher personnel costs, including those associated with opening a new global headquarters for our lodging supply group, as well as higher professional service costs. Direct costs include online marketing expenses with TripAdvisor of $211 million in 2011, $171 million in 2010 and $140 million in 2009. Prior to the spin-off, these amounts were eliminated but are now included in selling and marketing expense.

Technology and Content

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	($ in millions)
Personnel and overhead	$200	$157	$143	28%	10%
Depreciation and amortization of technology assets	84	66	61	26%	10%
Other	97	86	79	13%	8%

Total technology and content	$381	$309	$283	23%	9%

% of revenue	11.0%	10.2%	10.3%

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

The year-over-year increase of $72 million in technology and content expense in 2011 was primarily due to higher personnel costs for additional headcount to support the Expedia brand, our corporate technology function and supply organization as well as increased depreciation and amortization of technology assets. The year-over-year increase of $26 million in technology and content expense in 2010 was primarily due to increased personnel costs for increased headcount, including contractors, to support our worldwide brands, an increase in consulting and professional fees as well as an increase in depreciation expense.

General and Administrative

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	($ in millions)
Personnel and overhead	$183	$150	$147	22%	2%
Professional fees and other	127	109	126	16%	(13%)

Total general and administrative	$310	$259	$273	20%	(5%)

% of revenue	9.0%	8.5%	9.9%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

In 2011, the increase in general and administrative expense was primarily due to higher personnel expenses resulting from an increase in headcount, an increase in stock-based compensation expense due to the modification of awards as a result of the spin-off as well as an increase in consulting fees. During 2011, our general and administrative expenses included expenses, such as bonuses and consulting fees, related to both the turnaround of the Expedia brand and realignment of our supply organization that accelerated the increase in expense.

In 2010, the increase in general and administrative expense was primarily due to higher personnel expenses, recruiting and travel expenses, partially offset by a reduction in legal and related fees primarily due to the timing of litigation.

Amortization of Intangible Assets

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	($ in millions)
Amortization of intangible assets	$22	$23	$24	(3%)	(6%)
% of revenue	0.6%	0.7%	0.9%

In 2011 and 2010, the decrease in amortization of intangible assets expense was primarily due to the completion of amortization related to certain intangible assets, partially offset by amortization related to new business acquisitions. See Note 3 — Acquisitions and Other Investments in the notes to consolidated financial statements.

Legal Reserves, Occupancy Tax and Other

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	($ in millions)
Legal reserves, occupancy tax and other	$21	$23	$68	(8%)	(67%)

Legal Reserves, occupancy tax and other consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy tax proceedings (“pay-to-play”) as well as certain other legal reserves.

During 2009, we recognized $48 million related to monies paid in advance of litigation in the San Francisco occupancy tax proceedings and an accrual of $19 million for the estimated cost of the Expedia consumer class action lawsuit. For additional information, see Note 16 — Commitments and Contingencies in the notes to the consolidated financial statements.

Restructuring Charges

During 2009, in conjunction with the reorganization of our business around our global brands, and the resulting centralization of locations and brand management, marketing and administrative personnel as well as certain customer operations centers, we recognized $34 million in restructuring charges. These charges were primarily related to employee severance and related benefits. Restructuring charges related to the brand reorganization were completed by the end of 2009. For additional information, see Note 14 — Restructuring Charges in the notes to the consolidated financial statements.

Operating Income

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	($ in millions)
Operating income	$480	$501	$398	(4%)	26%
% of revenue	13.9%	16.5%	14.5%

In 2011, operating income decreased primarily due to increased costs and expenses including a growth in selling and marketing expense, technology and content expense and general and administrative expense in excess of revenue growth. In 2010, operating income increased primarily due to an increase in revenue, which was offset by a corresponding increase to operating expenses, as well as restructuring charges recorded in 2009 that did not recur and higher legal reserves, occupancy tax and other recorded in 2009.

Interest Income and Expense

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	($ in millions)
Interest income	$20	$7	$6	187%	14%
Interest expense	(91)	(66)	(49)	37%	34%

Interest income increased in 2011 compared to 2010 primarily due to a higher rate of return on cash, cash equivalent and investment balances as well as higher average cash, cash equivalent and investment balances. Interest income increased in 2010 compared to 2009 primarily due to higher average cash, cash equivalent and investment balances. Interest expense increased in 2011 and 2010 primarily resulting from additional interest on the $750 million senior unsecured notes issued in August 2010.

At December 31, 2011 and 2010, our long-term indebtedness totaled $1.249 billion for both periods. At December 31, 2009, our long-term indebtedness totaled $500 million.

Other, Net

Other, net is comprised of the following:

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	($ in millions)
Foreign exchange rate losses, net	$(8)	$(16)	$(29)	(48%)	(45%)
Other	1	—	(6)	N/A	N/A

Total other, net	$(7)	$(16)	$(35)	(55%)	(55%)

Provision for Income Taxes

	Year ended December 31,			% Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	($ in millions)
Provision for income taxes	$76	$120	$102	(37%)	19%
Effective tax rate	18.8%	28.3%	31.7%

In 2011, our effective tax rate was lower than the 35% federal statutory rate and the 2010 effective tax rate primarily due to an increase in earnings in jurisdictions outside the United States, primarily Switzerland, where our effective rate is lower.

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

Discontinued Operations, Net of Taxes

Discontinued operations in the accompanying consolidated statements of operations include the results of operations of TripAdvisor for all periods through spin-off on December 20, 2011. In addition, discontinued operations include non-recurring expenses of $14 million incurred to affect the spin-off of TripAdvisor during 2011; the reclassification of expense related to the obligation to fund a charitable foundation that was assumed by TripAdvisor in conjunction with the spin-off; and interest expense and amortization of debt issuance costs and discount related to the redemption of the 8.5% senior notes in connection with the spin-off. For additional information, see Note 4 — Discontinued Operations in the notes to the consolidated financial statements.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $1.3 billion and $1.1 billion at December 31, 2011 and 2010, including $302 million and $152 million of cash and cash equivalents and short-term investment balances of majority-owned subsidiaries as well as $131 million and $115 million held in foreign subsidiaries related to earnings indefinitely invested outside the United States; and our revolving credit facility. Cumulative earnings related to undistributed earnings of certain foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled $390 million as of December 31, 2011. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes.

As of December 31, 2011, we maintained a $750 million revolving credit facility of which $728 million was available. This represents the total $750 million facility less $22 million of outstanding stand-by letters of credit (“LOC”). In August 2011, we amended the revolving credit facility to, among other things, extend the maturity date of the revolving credit facility to August 2016, reduce the interest rate spread on drawn amounts thereunder and reduce the commitment fee on undrawn amounts thereunder. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 22.5 basis points as of December 31, 2011.

The indenture governing our $400 million aggregate principal amount of 8.5% senior notes due 2016 (the “8.5% Notes”) contained certain covenants that could have restricted implementation of the spin-off. On December 20, 2011, prior to consummation of the spin-off, we gave “Notice of Redemption” to the bondholders, the effect of which was the bonds became due and payable on the redemption date at the redemption price. The redemption price was equal to 100% of the principal amount plus a make-whole premium as of, and accrued and unpaid interest to, the redemption date. The redemption date is defined as 30 days after the Notice of Redemption is given. In order to complete the Notice of Redemption, we were required to irrevocably deposit, with the Trustee, funds sufficient to pay the redemption price plus accrued interest on the 8.5% Notes (approximately $451 million). The 8.5% Notes were fully redeemed on January 19, 2012 for approximately $450 million. In connection with the redemption, we incurred a pre-tax loss from early extinguishment of debt of approximately $38 million (or $25 million net of tax), which included an early redemption premium of $33 million and the write-off of $5 million of unamortized debt issuance and discount costs. This loss will be recorded within discontinued operations in the first quarter of 2012, as that is the period in which the bonds were legally extinguished. The debt extinguishment was completed, in part, using the approximately $400 million of cash distributed to us from TripAdvisor in connection with the spin-off.

Our credit ratings are periodically reviewed by rating agencies. In April 2011, in response to our announcement of the TripAdvisor spin-off, Moody’s affirmed its Ba1 rating and changed its outlook to from “positive” to “stable,” while S&P and Fitch placed the Company’s ratings on Credit Watch with negative implications and Rating Watch Negative, respectively. In October 2011, Fitch affirmed its rating at BBB- and removed the rating from Rating Watch Negative, with an outlook of “stable.” In December 2011, S&P affirmed the Company’s BBB- rating and removed the ratings from Credit Watch, with an outlook of “stable”. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

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

As of December 31, 2011, we had a deficit in our working capital of $279 million, compared to a deficit of $188 million as of December 31, 2010. The change in deficit is primarily due to share repurchases, dividend payments and purchases of marketable securities classified as long-term investments, partially offset by cash generated by operations during 2011.

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

Our cash flows are as follows:

	0000000000	0000000000	0000000000	0000000000	0000000000
	Year ended December 31,			$ Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	(In millions)
Cash provided by (used in) continuing operations:
Operating activities	$826	$605	$574	$221	$31
Investing activities	(463)	(744)	10	281	(754)
Financing activities	(353)	128	(661)	(481)	789
Net cash provided by discontinued operations	77	41	21	36	20
Effect of foreign exchange rate changes on cash and cash equivalents	(18)	(20)	9	2	(29)

In 2011, net cash provided by operating activities from continuing operations increased by $221 million primarily due to increased benefits from working capital changes as well as a decrease in income tax payments, partially offset by an increase in interest payments. In 2010, net cash provided by operating activities increased by $31 million primarily due to higher operating income after adjusting for the impacts of depreciation and amortization as well as a decrease in income tax payments, partially offset by decreased benefits from working capital changes.

In 2011, cash used in investing activities from continuing operations represented a positive change of $281 million primarily due to lower net purchases of investments of $388 million, partially offset by higher capital expenditures of $71 million. In 2010, cash used in investing activities increased by $754 million primarily due to increased net purchases of investments of $651 million and an increase in capital expenditures of $58 million.

Cash used in financing activities from continuing operations in 2011 primarily included cash paid to acquire shares of $294 million, including the repurchased shares under the 2010 authorization discussed below, as well as $77 million in cash dividend payments, a net $22 million outflow related to the 2011 eLong transactions and our purchase of additional interests in another subsidiary, partially offset by $34 million of proceeds from the exercise of equity awards. Cash provided by financing activities in 2010 primarily included the net proceeds of $742 million from the 5.95% senior notes issued in August 2010 and $51 million of proceeds from the exercise of equity awards, partially offset by cash paid to acquire shares of $502 million, including the repurchased shares under the authorizations discussed below, $79 million in cash dividend payments, as well as $78 million paid to acquire additional interests in certain majority owned subsidiaries.

In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. In 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. During 2011 and 2010, we repurchased, through open market transactions, 10.6 million and 20.6 million shares (5.3 million and 10.3 million on a reverse split adjusted basis) under these authorizations for a total cost of $283 million and $489 million, excluding transaction costs, representing an average repurchase price of $26.60 and $23.71 per share ($53.20 and $47.42 on a reverse split adjusted basis). As of December 31, 2011, 8.8 million shares remain authorized for repurchase under the 2010 authorization. There is no fixed termination date for the repurchases. No additional repurchases have been made under this authorization as of February 9, 2012.

In 2011 and 2010, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Year ended December 31, 2011:
February 9, 2011	$0.14	March 11, 2011	$19,352	March 31, 2011
April 27, 2011	0.14	May 27, 2011	19,232	June 17, 2011
July 26, 2011	0.14	August 26, 2011	19,148	September 16, 2011
October 26, 2011	0.14	November 18, 2011	18,818	December 9, 2011

Year ended December 31, 2010:
February 10, 2010	$0.14	March 11, 2010	$20,220	March 31, 2010
April 27, 2010	0.14	May 27, 2010	19,902	June 17, 2010
July 26, 2010	0.14	August 26, 2010	19,703	September 16, 2010
October 25, 2010	0.14	November 18, 2010	19,251	December 9, 2010

The above dividends per share have been adjusted to reflect the one-for-two reverse stock split. In addition, on February 9, 2012, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.09 per share of outstanding common stock to stockholders of record as of the close of business on March 12, 2012. Future declarations of dividends are subject to final determination by our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency in 2011 showed a net increase of $2 million. The effect of foreign exchange on our cash balances denominated in foreign currency in 2010 showed a net decrease of $29 million primarily due to higher foreign-denominated cash balances in the current year and the relative depreciation in foreign currencies during 2010 compared to their appreciation in 2009.

In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Contractual Obligations and Commercial Commitments

The following table presents our material contractual obligations and commercial commitments as of December 31, 2011:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Long-term debt(1)	$1,913	$82	$164	$164	$1,503
Operating leases (2)	243	46	76	58	63
Purchase obligations (3)	36	35	1	—	—
Guarantees (4)	78	77	1	—	—
Letters of credit (4)	22	21	1	—	—
Unrecognized tax benfits(5)	2	2	—	—	—

Total	$2,294	$263	$243	$222	$1,566

(1)	Our 7.456% Notes and 5.95% Notes include interest payments through maturity in 2018 and 2020, respectively, based on the stated fixed rates. In the above table, we have reflected the 7.456% Notes based on the maturity date in 2018; however such Notes are repayable in whole or in part on August 15, 2013 at the option of the holders.
(2)	The operating leases are for office space and related office equipment. We account for these leases on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Operating lease obligations expire at various dates with the latest maturity in 2021.
(3)	Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors and marketing partners. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.

(4)	Guarantees and LOCs are commitments that represent funding responsibilities that may require our performance in the event of third-party demands or contingent events. We use our stand-by LOCs primarily for certain regulatory purposes as well as to secure payment for hotel room transactions to particular hotel properties. The outstanding balance of our stand-by LOCs directly reduces the amount available to us from our revolving credit facility. The LOC amounts in the above table represent the amount of commitment expiration per period. In addition, we provide a guarantee to the aviation authority of certain foreign countries to protect against potential non-delivery of our packaged travel services sold within those countries. These countries hold all travel agents and tour companies to the same standard. Our guarantees also include certain surety bonds related to various company performance obligations.
(5)	Excludes $80 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2011.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, see the disclosure above “Summary of the Spin-Off of TripAdvisor, Inc.” as well as Note 17  — Related Party Transactions in the notes to consolidated financial statements.

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

Interest Rate Risk

In August 2010, we issued $750 million senior unsecured notes with a fixed rate of 5.95%. In August 2006, we issued $500 million senior unsecured notes with a fixed rate of 7.456%. As a result, if market interest rates decline, our required payments will exceed those based on market rates. The fair values of our 7.456% Notes and 5.95% Notes were approximately $563 million and $760 million as of December 31, 2011 as calculated based on quoted market prices at year end. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our 7.456% Notes by approximately $15 million and our 5.95% Notes by approximately $26 million.

In February 2010, we entered into a new $750 million revolving credit facility, which bears interest based on market rates plus a spread determined by our credit ratings. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility. As of December 31, 2011 and 2010, we had no revolving credit facility borrowings outstanding.

We invest in investment grade corporate debt securities and, as of December 31, 2011, we had $269 million of available for sale investments. Based on a sensitivity analysis, we have determined that a hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $3 million as of December 31, 2011. Such losses would only be realized if we sold the investments prior to maturity.

We did not experience any significant impact from changes in interest rates for the years ended December 31, 2011, 2010 or 2009.

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

To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2011 and 2010, we had a net forward asset of $1 million included in prepaid and other current assets and a net forward liability of $1 million recorded in accrued expenses and other current liabilities. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.

Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $6 million based on our foreign currency forward positions (excluding the impact of forward positions economically hedging our merchant revenue exposures) and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2011. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.

During 2011, 2010 and 2009, we recorded net foreign exchange rate losses of $8 million ($5 million excluding the contracts economically hedging our forecasted merchant revenue), $16 million ($8 million excluding the contracts economically hedging our forecasted merchant revenue) and $29 million ($19 million excluding the contracts economically hedging our forecasted merchant revenue). As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

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

Part II. Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part II. Item 9A. Controls and Procedures

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

We have audited Expedia, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Expedia, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Expedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Expedia, Inc. and our report dated February 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 9, 2012

Part II. Item 9B. Other Information

None.

Part III.

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2012 annual meeting of stockholders (the “2012 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011.

Part III. Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and incorporated herein by reference.

Part III. Item 11. Executive Compensation

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2012 Proxy Statement and incorporated herein by reference.

Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2012 Proxy Statement and incorporated herein by reference.

Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2012 Proxy Statement and incorporated herein by reference.

Part III. Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption “Audit Committee Report” in the 2012 Proxy Statement and incorporated herein by reference.

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

(a)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005

2.2	Separation Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	2.1	12/27/2011

3.1	Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	12/27/2011

3.2	Certificate of Designations of Expedia, Inc. Series A Cumulative Convertible Preferred Stock		8-K	000-51447	3.2	08/15/2005

3.3	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005

4.1	Amended and Restated Warrant Agreement, dated as of October 25, 2011, between Expedia, Inc. and Mellon Investor Services LLC, as equity warrant agent.		S-4/A	333-135828	4.1	10/31/2011

4.2	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006

4.3	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007

4.4	Indenture, dated as of June 24, 2008, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 8.5% Senior Notes due 2016		10-K	000-51447	4.4	02/11/2011

4.5	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020		8-K	000-51447	4.1	08/10/2010

10.1	Amended and Restated Governance Agreement among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	000-51447	10.1	12/27/2011

10.2	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005

10.3	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005

10.4	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.2	12/27/2011

10.5	Employee Matters Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.3	12/27/2011

10.6	Transition Services Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.4	12/27/2011

10.7	Credit Agreement dated as of February 8, 2010, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; TripAdvisor LLC, a Delaware limited liability company, Hotwire, Inc., a Delaware corporation, the Lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.		8-K	000-51447	99.1	02/11/2010

10.8	First Amendment dated August 18, 2010 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	08/23/2010

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.9	Second Amendment dated August 31, 2011 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	09/02/2011

10.10	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007

10.11	Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011	X

10.12*	Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	000-51447	Appendix A	04/22/2009

10.13*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	02/19/2009

10.14*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.9	11/14/2005

10.15*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Domestic Employees)		10-Q	000-51447	10.24	11/14/2006

10.16*	Form of Expedia, Inc. Stock Option Agreement (Domestic Employees)		10-Q	000-51447	10.2	04/30/2009

10.17*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Installment Vesting)		10-Q	000-51447	10.3	04/30/2009

10.18*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Cliff Vesting)		10-Q	000-51447	10.4	04/30/2009

10.19*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements		10-Q	000-51447	10.1	05/09/2007

10.20*	Director Compensation Agreements Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	02/19/2009

10.21*	Employment Agreement between Dara Khosrowshahi and Expedia, Inc., effective as of May 28, 2009		10-Q	000-51447	10.1	07/30/2009

10.22*	Second Amended and Restated Expedia, Inc. Restricted Stock Unit Agreement for Dara Khosrowshahi, dated as of December 20, 2011		8-K	000-51447	10.5	12/27/2011

10.23*	Amended and Restated Employment Agreement between Michael B. Adler and Expedia, Inc., effective as of May 16, 2009		10-Q	000-51447	10.4	07/30/2009

10.24*	Expedia, Inc. Restricted Stock Unit Agreement between Expedia, Inc. and Michael B. Adler, effective as of May 16, 2006		10-Q	000-51447	10.20	11/14/2006

10.25*	Amendment to Employment Agreement and Restricted Stock Unit Agreements between Expedia, Inc. and Michael B. Adler, dated December 31, 2008		10-K	000-51447	10.22	02/19/2009

10.26*	Executed Release of Claims Agreement between Michael B. Adler and Expedia, Inc. (Washington), dated as of September 28, 2011		10-K	000-51447	10.22	02/19/2009

10.27*	Amended and Restated Employment Agreement between Burke F. Norton and Expedia, Inc., effective May 28, 2009		10-Q	000-51447	10.3	7/30/2009

10.28*	Expedia, Inc. Restricted Stock Unit Agreement (First Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.22	11/14/2006

10.29*	Expedia, Inc. Restricted Stock Unit Agreement (Second Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.23	11/14/2006

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.30*	Amendment to Employment Agreement and Restricted Stock Unit Agreements between Expedia, Inc. and Burke Norton, dated December 31, 2008		10-K	000-51447	10.26	02/19/2009

10.31*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005

10.32*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005

10.33*	Employment Agreement by and between Dhiren R. Fonseca and Expedia, Inc., effective as of March 16, 2009		10-Q	000-51447	10.1	04/30/2010

10.34*	Employment Agreement between Gary M. Fritz and Expedia, Inc., effective as of March 16, 2009		10-Q	000-51447	10.4	04/30/2010

10.35*	Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective as of October 20, 2011		S-4/A	333-175828	10.17	10/24/2011

21	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101***	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.
**	Indicates reference to filing of IAC/InterActiveCorp
***	Furnished herewith

Signatures

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia, Inc.

By:	/s/ DARA KHOSROWSHAHI
Dara Khosrowshahi Chief Executive Officer

February 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 9, 2012.

Signature	Title

/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ MARK D. OKERSTROM Mark D. Okerstrom	Chief Financial Officer (Principal Financial Officer)

/s/ LANCE A. SOLIDAY Lance A. Soliday	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ BARRY DILLER Barry Diller	Director (Chairman of the Board)

/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Director (Vice Chairman)

/s/ A. GEORGE BATTLE A. George Battle	Director

/s/ JONATHAN L. DOLGEN Jonathan L. Dolgen	Director

/s/ WILLIAM R. FITZGERALD William R. Fitzgerald	Director

/s/ CRAIG A. JACOBSON Craig A. Jacobson	Director

/s/ PETER M. KERN Peter M. Kern	Director

/s/ John C. Malone	Director

/s/ JOSÉ A. TAZÓN José A. Tazón	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

We have audited the accompanying consolidated balance sheets of Expedia, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ equity and comprehensive income (loss), and consolidated statements of cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expedia, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 9, 2012

Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010	2009
	(In thousands, except for per share data)
Revenue	$3,449,009	$3,033,645	$2,743,051

Costs and expenses:
Cost of revenue (1)	761,272	685,487	602,682
Selling and marketing (including $211,018, $171,110 and $139,714 with a related party)(1)	1,474,641	1,234,781	1,061,097
Technology and content (1)	380,999	308,780	282,634
General and administrative (1)	309,708	258,604	272,853
Amortization of intangible assets	21,925	22,514	23,875
Legal reserves, occupancy tax and other	20,855	22,692	67,999
Restructuring charges	—	—	34,168

Operating income	479,609	500,787	397,743

Other income (expense):
Interest income	20,218	7,052	6,189
Interest expense	(90,718)	(66,428)	(49,452)
Other, net	(7,037)	(15,572)	(34,704)

Total other expense, net	(77,537)	(74,948)	(77,967)

Income from continuing operations before income taxes	402,072	425,839	319,776
Provision for income taxes	(75,731)	(120,342)	(101,502)

Income from continuing operations	326,341	305,497	218,274
Discontinued operations, net of taxes	148,262	120,063	85,349

Net income	474,603	425,560	303,623
Net income attributable to noncontrolling interests	(2,309)	(4,060)	(4,097)

Net income attributable to Expedia, Inc.	$472,294	$421,500	$299,526

Amounts attributable to Expedia, Inc.:
Income from continuing operations	$324,146	$301,615	$213,965
Discontinued operations, net of taxes	148,148	119,885	85,561

Net income	$472,294	$421,500	$299,526

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$2.39	$2.14	$1.48
Diluted	2.34	2.09	1.46

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$3.48	$2.98	$2.08
Diluted	3.41	2.93	2.05

Shares used in computing earnings per share:
Basic	135,888	141,233	144,107
Diluted	138,702	144,014	146,071
Dividends declared per common share	$0.56	$0.56	$—
(1) Includes stock-based compensation as follows:
Cost of revenue	$2,971	$2,401	$2,285
Selling and marketing	13,085	11,766	10,555
Technology and content	13,505	11,665	13,424
General and administrative	34,286	26,675	29,492

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$689,134	$621,199
Restricted cash and cash equivalents	19,082	14,215
Short-term investments	648,819	495,331
Accounts receivable, net of allowance of $7,959 and $6,930	339,427	275,846
Prepaid expenses and other current assets	121,541	105,938
Current assets of discontinued operations	456,426	195,026

Total current assets	2,274,429	1,707,555
Property and equipment, net	320,282	246,317
Long-term investments and other assets	289,348	226,268
Intangible assets, net	743,898	747,613
Goodwill	2,877,301	2,864,664
Noncurrent assets of discontinued operations	—	864,505

TOTAL ASSETS	$6,505,258	$6,656,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, merchant	$777,602	$699,834
Accounts payable, other	173,855	175,892
Deferred merchant bookings	833,625	654,632
Deferred revenue	15,238	16,811
Accrued expenses and other current liabilities	333,237	272,770
Current liabilities of discontinued operations	419,800	75,408

Total current liabilities	2,553,357	1,895,347
Long-term debt	1,249,281	1,249,221
Deferred income taxes, net	279,962	264,142
Other long-term liabilities	117,491	115,421
Noncurrent liabilities of discontinued operations	—	396,088

Commitments and contingencies

Stockholders’ equity:
Common stock $.0001 par value	18	17
Authorized shares: 1,600,000
Shares issued: 176,378 and 174,208
Shares outstanding: 120,781 and 124,174
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	5,474,653	6,117,053
Treasury stock—Common stock, at cost	(2,535,219)	(2,241,191)
Shares: 55,597 and 50,035
Retained earnings (deficit)	(722,239)	(1,194,533)
Accumulated other comprehensive income (loss)	(17,350)	(8,803)

Total Expedia, Inc. stockholders’ equity	2,199,864	2,672,544
Noncontrolling interest	105,303	64,159

Total stockholders’ equity	2,305,167	2,736,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,505,258	$6,656,922

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

									Accumulated
			Class B		Additional				other
	Common stock		common stock		paid-in	Treasury stock		Retained	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	Interest	Total
Balance as of December 31, 2008	169,762,734	$17	12,799,999	$1	$5,979,832	39,075,587	$(1,731,235)	$(1,915,559)	$(16,002)	$63,910	$2,380,964
Net income (excludes $3,085 of net income attributable to redeemable noncontrolling interest)								299,526		1,012	300,538
Component of comprehensive income:
Currency translation adjustment									19,381	254	19,635
Proceeds from exercise of equity instruments	1,643,266	—			15,752						15,752
Tax deficiencies on equity awards					(13,061)						(13,061)
Treasury stock activity related to vesting of equity instruments						365,798	(7,963)				(7,963)
Adjustment to the fair value of redeemable noncontrolling interest					(7,800)						(7,800)
Changes in ownership of noncontrolling interest										1,869	1,869
Stock-based compensation expense					59,805						59,805
Other					(13)						(13)

Balance as of December 31, 2009	171,406,000	17	12,799,999	1	6,034,515	39,441,385	(1,739,198)	(1,616,033)	3,379	67,045	2,749,726
Net income (excludes $2,965 of net income attributable to redeemable noncontrolling interest)								421,500		1,095	422,595
Components of comprehensive income:
Currency translation adjustment									(12,511)	515	(11,996)
Unrealized gain on securities available for sale									329		329
Proceeds from exercise of equity instruments	2,802,088	—			48,815						48,815
Tax benefits on equity awards					118,103						118,103
Treasury stock activity related to vesting of equity instruments						285,240	(12,739)				(12,739)
Common stock repurchases						10,308,101	(489,254)				(489,254)
Cash dividends paid					(79,076)						(79,076)
Adjustment to the fair value of redeemable noncontrolling interests					(41,382)						(41,382)
Changes in ownership of noncontrolling interests					(19,161)					(4,496)	(23,657)
Stock-based compensation expense					56,427						56,427
Other					(1,188)						(1,188)

Balance as of December 31, 2010	174,208,088	17	12,799,999	1	6,117,053	50,034,726	(2,241,191)	(1,194,533)	(8,803)	64,159	2,736,703
Net income (excludes $256 of net loss attributable to redeemable noncontrolling interest)								472,294		2,565	474,859
Components of comprehensive income:
Currency translation adjustment									(8,468)	7,307	(1,161)
Unrealized loss on securities available for sale									(79)		(79)
Proceeds from exercise of equity instruments	2,169,516	1			29,901						29,902
Tax benefits on equity awards					7,799						7,799
Treasury stock activity related to vesting of equity instruments						247,948	(11,155)				(11,155)
Common stock repurchases						5,314,000	(282,873)				(282,873)
Cash dividends paid					(76,550)						(76,550)
Spin-off of TripAdvisor, Inc. to stockholders					(647,528)						(647,528)
Adjustment to the fair value of redeemable noncontrolling interests					436						436
Changes in ownership of noncontrolling interests					(33,113)					31,272	(1,841)
Stock-based compensation expense					77,075						77,075
Other					(420)						(420)

Balance as of December 31, 2011	176,377,604	$18	12,799,999	$1	$5,474,653	55,596,674	$(2,535,219)	$(722,239)	$(17,350)	$105,303	$2,305,167

We had 0 and 751 shares of preferred stock outstanding as of December 31, 2011 and 2010.

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Operating activities:
Net income	$474,603	$425,560	$303,623
Less: Discontinued operations, net of tax	148,262	120,063	85,349

Net income from continuing operations	326,341	305,497	218,274
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	133,009	105,531	93,452
Amortization of stock-based compensation	63,847	52,507	55,756
Amortization of intangible assets	21,925	22,514	23,875
Deferred income taxes	9,942	19,181	(21,551)
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	17,525	20,988	(4,679)
Realized (gain) loss on foreign currency forwards	6,190	(8,822)	(29,982)
Other	14,807	(494)	9,487
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(70,012)	(22,440)	(29,781)
Prepaid expenses and other current assets	(20,035)	82,733	(18,184)
Accounts payable, merchant	80,390	49,648	26,466
Accounts payable, other, accrued expenses and other current liabilities	65,152	3,213	94,088
Deferred merchant bookings	178,807	(24,679)	155,665
Deferred revenue	(2,159)	10	1,015

Net cash provided by operating activities from continuing operations	825,729	605,387	573,901

Investing activities:
Capital expenditures, including internal-use software and website development	(207,837)	(136,376)	(78,842)
Purchases of investments	(1,723,350)	(970,339)	(45,903)
Sales and maturities of investments	1,507,240	366,036	93,092
Acquisitions, net of cash acquired	(35,221)	(16,019)	(36)
Net settlement of foreign currency forwards	(6,190)	8,822	29,982
Other, net	1,898	3,529	12,034

Net cash provided by (used in) investing activities from continuing operations	(463,460)	(744,347)	10,327

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	742,470	—
Credit facility repayments	—	—	(650,000)
Treasury stock activity	(294,027)	(501,993)	(7,963)
Payment of dividends to stockholders	(76,550)	(79,076)	—
Proceeds from exercise of equity awards	34,489	50,615	15,794
Purchases of interest in controlled subsidiaries, net	(22,485)	(77,929)	—
Excess tax benefit on equity awards	7,271	6,940	1,432
Changes in restricted cash and cash equivalents	(4,382)	(311)	(11,191)
Other, net	2,190	(12,856)	(8,991)

Net cash provided by (used in) financing activities from continuing operations	(353,494)	127,860	(660,919)

Net cash provided by (used in) continuing operations	8,775	(11,100)	(76,691)

Net cash provided by operating activities from discontinued operations	204,343	172,096	102,103
Net cash used in investing activities from discontinued operations	(9,941)	(73,349)	(58,146)
Net cash provided by (used in) financing activities from discontinued operations	(43,660)	4,021	587
Effect of a change in cash and cash equivalents of discontinued operations	(73,839)	(61,769)	(23,363)

Net cash provided by discontinued operations	76,903	40,999	21,181
Effect of exchange rate changes on cash and cash equivalents	(17,743)	(19,880)	9,279

Net increase (decrease) in cash and cash equivalents	67,935	10,019	(46,231)
Cash and cash equivalents at beginning of year	621,199	611,180	657,411

Cash and cash equivalents at end of year	$689,134	$621,199	$611,180

Supplemental cash flow information
Cash paid for interest from continuing operations	$87,094	$44,379	$44,629
Income tax payments, net from continuing operations	53,772	97,371	147,992

See notes to consolidated financial statements.

Expedia, Inc.

Notes to Consolidated Financial Statements

NOTE 1 — Organization and Basis of Presentation

Description of Business

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.com™, Expedia® Affiliate Network, Classic Vacations, Expedia Local Expert, Egencia™, Expedia® CruiseShipCenters®, eLong™, Inc. (“eLong”) and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

TripAdvisor Spin-Off

On December 6, 2011, our stockholders and Board of Directors approved a spin-off transaction that separated Expedia, Inc. into two separately traded public companies:

•

TripAdvisor, Inc., which includes the domestic and international operations previously associated with the TripAdvisor Media Group, which includes its flagship brand as well as 18 other travel media brands, and

•

Expedia, Inc., which continues to include the domestic and international operations of our travel transaction brands including Expedia.com, Hotels.com, eLong, Hotwire, Egencia, Expedia Affiliate Network, CruiseShipCenters, Venere, Classic Vacations and carrentals.com.

Immediately prior to the spin-off, Expedia affected a one-for-two reverse stock split. The spin-off was completed following the close of trading on the Nasdaq Stock Market on December 20, 2011. We refer to this transaction as the “spin-off.” Accordingly, the results of operations, financial condition and cash flows of TripAdvisor have been presented as discontinued operations for all periods presented. Further, except as noted, all Expedia common stock share information and related per share amounts have been adjusted to reflect Expedia’s one-for-two reverse stock split.

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

Seasonality

We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings decreases in the fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the more stable nature of our fixed costs. As a result, revenue and income are typically the lowest in the first quarter and highest in the third quarter. In addition, as a result of the spin-off, the seasonal fluctuation on our revenue and operating income will be more pronounced, particularly in the first quarter.

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

We characterized our minority interest in eLong as a noncontrolling interest and classify it as a component of stockholders’ equity in our consolidated financial statements. Noncontrolling interests with shares redeemable at the option of the minority holders are not significant and therefore have been included in other long-term liabilities.

eLong has variable interests in affiliated entities in China in order to comply with Chinese laws and regulations, which restricts foreign investment in the air-ticketing, travel agency and internet content provision businesses. Through a series of contractual agreements with these affiliates and their shareholders, eLong is the primary beneficiary of the cash losses or profits of their variable interest affiliates. As such, although we do not own the capital stock of some of our Chinese affiliates, based on our controlling ownership of the subsidiaries and these contractual arrangements, we consolidate their results.

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

Under the media model, we offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our transaction-based websites.

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

We record investments using the equity method when we have the ability to exercise significant influence over the investee, including our investment in the AirAsia joint venture that launched in July 2011, of which we owned 50% as of December 31, 2011.

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

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In September 2011, we adopted the Financial Accounting Standard Board’s (“FASB”) new guidance on impairment testing. In the evaluation of goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If so, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

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

Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of one to twelve years. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.

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

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, we make a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historic operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). We also determine whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from the ongoing operations of Expedia as a result of the disposal transaction and whether we have no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of Expedia in the consolidated financial statements. See Note 4 – Discontinued Operations for a summary of discontinued operations.

Derivative Instruments

Derivative instruments are carried at fair value on our consolidated balance sheets. The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date.

At December 31, 2011 and 2010, our derivative instruments primarily consisted of foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. We do not hold or issue financial instruments for speculative or trading purposes.

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

Loyalty and Points Based Offers. We offer certain internally administered traveler loyalty programs to our customers, such as our Hotels.com Welcome Rewards® program and our Expedia.com Expedia Rewardstm. Welcome Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on Expedia.com. As travelers accumulate points towards free travel products, we record a liability for the estimated future cost of redemptions. We determine the future redemption obligation based on factors that require significant judgment including: (i) the estimated cost of travel products to be redeemed, and (ii) an estimated redemption rate based on the overall accumulation and usage of points towards free travel products, which is determined through current and historical trends as well as statistical modeling techniques.

Advertising Expense

We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2011, 2010 and 2009, our advertising expense was $796 million, $694 million, and $622 million, including amounts paid to TripAdvisor that were previously eliminated in consolidation. For further information, see Note 4 — Discontinued Operations. As of December 31, 2011 and 2010, we had $11 million and $14 million of prepaid marketing expenses included in prepaid expenses and other current assets.

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

Earnings Per Share

We compute basic earnings per share by taking net income (loss) attributable to Expedia, Inc. available to common stockholders divided by the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. Diluted earnings per share include the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as if converted methods, as applicable. For additional information on how we compute earnings per share, see Note 13 — Earnings Per Share.

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

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud. We also rely on global distribution system partners and third-party service providers for certain fulfillment services, including one third-party service provider for which we accounted for approximately 44% of its total revenue for the year ended December 31, 2010 and approximately 39% of its total revenue for the nine months ended September 30, 2011.

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents and corporate debt securities. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of prime institutional money market funds as well as bank (both interest and non-interest bearing) account balances denominated in U.S. dollars, Canadian dollars, Chinese renminbi, euros and British pound sterling.

Contingent Liabilities

We have a number of regulatory and legal matters outstanding, as discussed further in Note 16 — Commitments and Contingencies. Periodically, we review the status of all significant outstanding matters to assess the potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Occupancy Tax

Some states and localities impose a transient occupancy or accommodation tax on the use or occupancy of hotel accommodations. Generally, hotels collect taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the occupancy tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In all but a limited number of jurisdictions, we do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel occupancy taxes when determined to be probable and estimable. See Note 16 — Commitment and Contingencies for further discussion.

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

NOTE 3 — Acquisitions and Other Investments

During 2011, 2010 and 2009, we acquired a number of travel product and service companies. The following table summarizes the allocation of the purchase price for all acquisitions made in the three years ended December 31, 2011, in thousands:

	2011	2010	2009
Goodwill	$22,522	$13,305	$22,442
Intangible assets with definite lives(1)	21,567	5,211	14,897
Net liabilities and non-controlling interests acquired(2)	(590)	(1,558)	(15,265)

Total(3)	$43,499	$16,958	$22,074

(1)	The weighted average life of acquired intangible assets during 2011, 2010 and 2009 was 3.7 years, 3.5 years and 5.1 years.
(2)	Includes cash acquired of $6 million, $1 million and $5 million during 2011, 2010 and 2009.
(3)	As of December 31, 2011, $3 million of the total purchase price was accrued with the remainder paid in cash during the respective years. For 2009, the total purchase price includes noncash consideration of $20 million related to the removal of an equity method investment upon our acquisition of a controlling interest, as discussed below, with the remainder paid in cash during the year.

The purchase price allocation of the 2011 acquisitions is preliminary for up to 12 months after the acquisition dates and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill on a retroactive basis. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward; their effect on consolidated revenue and operating income during 2011, 2010 and 2009 was not significant.

In 2009, we acquired an additional interest in an equity method investment for $3 million in cash, which was included within the 2009 total purchase price above, and which resulted in a 60% majority ownership interest and our consolidation of this entity. In conjunction with our acquisition of additional interest, we remeasured our previously held equity interest to fair value and recognized a loss of $5 million in other, net during the period. The fair value of the 40% noncontrolling interest in the company was estimated to be $15 million at the time of acquisition. Both fair value assessments were determined based on various valuation techniques, including market comparables and discounted cash flow projections. In addition, the noncontrolling interest contains certain rights, whereby we may acquire and the minority shareholders may sell to us the additional shares of the company, at fair value or at adjusted fair values at our discretion, during 2012. Changes in fair value of the shares for which the minority holders may sell to us are recorded to the noncontrolling interest, classified in other long-term liabilities, and as charges or credits to retained earnings (or additional paid-in capital in the absence of retained earnings). Fair value determinations are based on various valuation techniques, including market comparables and discounted cash flow projections. At December 31, 2011 and 2010, our redeemable noncontrolling interest balance was $14 million and $30 million.

NOTE 4 — Discontinued Operations

On December 20, 2011, we completed the spin-off of TripAdvisor, Inc., which includes its flagship brand as well as 18 other travel media brands. Accordingly, we have presented the financial condition and results of operations of our former TripAdvisor Media Group segment in the consolidated financial statements through December 20, 2011 as discontinued operations. The revenue and income for the discontinued operations for the years ended December 31, 2011, 2010, 2009 were as follows:

	Year ended December 31,
	2011	2010	2009
		(In thousands)
Revenue	$620,994	$314,461	$212,375

Income before income taxes	230,380	194,729	138,247
Provision for income taxes	(82,118)	(74,666)	(52,898)

Net income	148,262	120,063	85,349
Net (income) loss attributable to noncontrolling interest	(114)	(178)	212

Net income attributable to discontinued operations	$148,148	$119,885	$85,561

Earnings per share:
Basic	$1.09	$0.85	$0.59
Diluted	1.07	0.83	0.59

Shares used in computing earnings per share:
Basic	135,888	141,233	144,107
Diluted	138,702	144,014	146,071

Discontinued operations for the year ended December 31, 2011 included spin-off costs (e.g., legal and professional fees) of $14 million.

Our Leisure segment recognized approximately $207 million of sales and marketing expense from TripAdvisor in 2011 through the spin-off date, and $171 million and $140 million of sales and marketing expense for the years ended December 31, 2010 and 2009.

The indenture governing our $400 million aggregate principal amount of 8.5% senior notes due 2016 (the “8.5% Notes”) contained certain covenants that could have restricted implementation of the spin-off. On December 20, 2011, prior to consummation of the spin-off, we gave “Notice of Redemption” to the bondholders, the effect of which was the bonds became due and payable on the redemption date at the redemption price. The redemption price was equal to 100% of the principal amount plus a make-whole premium as of, and accrued and unpaid interest to, the redemption date. The redemption date is defined as 30 days after the Notice of Redemption is given. In order to complete the Notice of Redemption, we were required to irrevocably deposit, with the Trustee, funds sufficient to pay the redemption price plus accrued interest on the 8.5% Notes (approximately $451 million). The 8.5% Notes were fully redeemed on January 19, 2012, the redemption date, for approximately $450 million. In connection with the redemption, we incurred a pre-tax loss from early extinguishment of debt of approximately $38 million (or $25 million net of tax), which included an early redemption premium of $33 million and the write-off of $5 million of unamortized debt issuance and discount costs. This loss will be recorded within discontinued operations in the first quarter of 2012, as that is the period in which the bonds were legally extinguished. The debt extinguishment was completed, in part, using the approximately $400 million of cash distributed to us from TripAdvisor in connection with the spin-off.

As a result of the above, at December 31, 2011, we had a current asset of discontinued operations of $456 million primarily related to the deposit for the redemption price of the 8.5% Notes as well as a current liability of discontinued operations of $420 million for the 8.5% Notes, accrued interest expense related to the 8.5% Notes and accrued spin-off costs. As of December 31, 2010, the 8.5% Notes were included within noncurrent liabilities of discontinued operations and the related interest expense and amortization of debt issuance and discount costs of $35 million for the years ended December 31, 2011, 2010 and 2009 were included within discontinued operations within our consolidated statement of operations.

NOTE 5 — Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are classified using the fair value hierarchy in the table below:

	00000000	00000000	00000000
	Total	Level 1	Level 2
		(In thousands)
Assets
Cash equivalents:
Money market funds	$310,075	$310,075	$—
Derivatives:
Foreign currency forward contracts	1,043	—	1,043
Investments:
Time deposits	592,162	—	592,162
Corporate debt securities	268,664	—	268,664

Total assets	$1,171,944	$310,075	$861,869

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are classified using the fair value hierarchy in the table below:

	00000000	00000000	00000000
	Total	Level 1	Level 2
		(In thousands)
Assets
Cash equivalents:
Money market funds	$319,169	$319,169	$—
Investments:
Time deposits	414,018	—	414,018
Corporate debt securities	243,963	—	243,963

Total assets	$977,150	$319,169	$657,981

Liabilities
Foreign currency forward contracts	$1,431	$—	$1,431

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of December 31, 2011 and 2010, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of December 31, 2011, we had $57 million of short-term and $212 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains of $2 million and gross unrealized losses of $1 million. As of December 31, 2010, we had $81 million of short-term and $163 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value with gross unrealized gains of $1 million and gross unrealized losses of less than $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments. Of the total time deposit investments, $228 million and $88 million as of December 31, 2011 and 2010 related to balances held by our majority-owned subsidiaries.

We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. As of December 31, 2011, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $219 million. We had a net forward asset of $1 million as of December 31, 2011 recorded in prepaid expenses and other current assets and a net forward liability of $1 million as of December 31, 2010 recorded in accrued expenses and other current liabilities. We recorded $(1) million, $6 million, and $32 million in net gains (losses) from foreign currency forward contracts in 2011, 2010, and 2009.

NOTE 6 — Property and Equipment, Net

Our property and equipment consists of the following:

	December 31,
	2011	2010
	(In thousands)
Capitalized software development	$473,916	$387,228
Computer equipment	157,219	121,792
Furniture and other equipment	98,631	78,809
Leasehold improvements	85,735	64,154

	815,501	651,983
Less: accumulated depreciation	(552,241)	(434,296)
Projects in progress	57,022	28,630

Property and equipment, net	$320,282	$246,317

As of December 31, 2011 and 2010, our recorded capitalized software development costs, net of accumulated amortization, were $184 million and $133 million. For the years ended December 31, 2011, 2010, and 2009, we recorded amortization of capitalized software development costs of $73 million, $61 million, and $57 million, most of which is included in technology and content expenses.

NOTE 7 — Goodwill and Intangible Assets, Net

The following table presents our goodwill and intangible assets as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Goodwill	$2,877,301	$2,864,664
Intangible assets with indefinite lives	657,776	658,536
Intangible assets with definite lives, net	86,122	89,077

	$3,621,199	$3,612,277

Impairment Assessments. We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that impairment may have occurred. As of October 1, 2011 and 2010, we had no impairments. Subsequent to the spin-off, we performed an interim assessment of goodwill and indefinite-lived intangible assets as of December 20, 2011 and noted no subsequent impairments.

Goodwill. The following table presents the changes in goodwill by reportable segment:

	Leisure	Egencia	Total
	(In thousands)
Balance as of January 1, 2010	$2,823,309	$45,430	2,868,739
Additions	14,592	494	15,086
Foreign exchange translation	(15,751)	(3,410)	(19,161)

Balance as of December 31, 2010	2,822,150	42,514	2,864,664
Additions	—	22,522	22,522
Foreign exchange translation	(7,664)	(2,221)	(9,885)

Balance as of December 31, 2011	$2,814,486	$62,815	$2,877,301

In 2011 and 2010, the additions to goodwill relate primarily to our acquisitions as described in Note 3 — Acquisitions and Other Investments.

As of December 31, 2011 and 2010, accumulated goodwill impairment losses in total were $2.5 billion, which is associated with Leisure.

Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.

Intangible Assets with Definite Lives. The following table presents the components of our intangible assets with definite lives as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
			(In thousands)
Supplier relationships	$267,557	$(234,363)	$33,194	$269,522	$(228,630)	$40,892
Technology	203,860	(178,712)	25,148	194,284	(172,867)	21,417
Affiliate agreements	34,782	(29,761)	5,021	34,782	(26,079)	8,703
Customer lists	30,364	(18,899)	11,465	22,886	(18,745)	4,141
Domain names	12,137	(11,606)	531	12,125	(11,092)	1,033
Other	248,847	(238,084)	10,763	247,021	(234,130)	12,891

Total	$797,547	$(711,425)	$86,122	$780,620	$(691,543)	$89,077

Amortization expense was $22 million, $23 million, and $24 million for the years ended December 31, 2011, 2010 and 2009.

The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2011, assuming no subsequent impairment of the underlying assets, is as follows, in thousands:

2012	$22,184
2013	18,388
2014	12,832
2015	6,338
2016	6,294
2017 and thereafter	20,086

Total	$86,122

NOTE 8 — Debt

The following table sets forth our outstanding debt:

	December 31, 2011	December 31, 2010
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,281	749,221

Long-term debt	$1,249,281	$1,249,221

We have excluded from the above table the $400 million 8.5% Notes, which were included in current liabilities of discontinued operations as of December 31, 2011 and noncurrent liabilities of discontinued operations as of December 31, 2010 in the consolidated balance sheets. For further information, see Note 4 — Discontinued Operations.

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at December 31, 2011 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes include covenants that limit our ability (i) to enter into sale/leaseback transactions, (ii) to create or incur liens and (iii) to merge or consolidate with or into another entity. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part at any time at our option.

Our $750 million in registered senior unsecured notes outstanding at December 31, 2011 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. The 5.95% Notes include covenants that limit our ability under certain circumstances to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. We may redeem the 5.95% Notes at our option in whole or in part at any time or from time to time at a specified “make-whole” premium.

The 7.456% and 5.95% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 21 — Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the Notes was $31 million and $32 million as of December 31, 2011 and 2010.

Based on quoted market prices, the approximate fair value of 7.456% Notes was approximately $563 million and $561 million as of December 31, 2011 and 2010, and the approximate fair value of 5.95% Notes was approximately $760 million and $743 million as of December 31, 2011 and 2010.

Credit Facility

Expedia, Inc. maintains a $750 million unsecured revolving credit facility with a group of lenders, which was entered into in February 2010 replacing our prior $1 billion credit facility. In August 2011, we amended the revolving credit facility to, among other things, extend the maturity date of the revolving credit facility to August 2016, reduce the interest rate spread on drawn amounts thereunder and reduce the commitment fee on undrawn amounts thereunder. The facility is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes. As of December 31, 2011 and December 31, 2010, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 22.5 basis points as of December 31, 2011. The facility contains financial covenants including leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the amount available under the credit facility. As of December 31, 2011, and December 31, 2010, there was $22 million and $27 million of outstanding stand-by LOCs issued under the facility.

NOTE 9 — Employee Benefit Plans

Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $18 million, $12 million and $10 million for the years ended December 31, 2011, 2010 and 2009.

NOTE 10 — Stock-Based Awards and Other Equity Instruments

Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2011, we had approximately 19 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.

Modification of Stock-Based Awards. In connection with the spin-off, existing Expedia stock-based awards, which included RSUs, stock options and warrants, were primarily converted as follows:

•	each vested stock option to purchase shares of Expedia common stock converted into an option to purchase shares of Expedia common stock and an option to purchase shares of TripAdvisor common stock,

•

each unvested stock option to purchase shares of Expedia common stock converted into a stock option to purchase shares of common stock of the applicable company for which the employee was employed following the spin-off,

•	all RSUs converted into RSUs of the applicable company for which the employee was employed following the spin-off, and

•	each vested and unvested warrant converted into a warrant to purchase shares of Expedia common stock and a warrant to purchase shares of TripAdvisor common stock.

The adjustments to the number of shares subject to each option and the option exercise prices were based on the relative market capitalization of Expedia and TripAdvisor as of the date of the spin-off. These modifications resulted in a one-time expense of $11 million due to the modification of vested stock options that remain unexercised at the date of the spin-off.

The following table presents a summary of our stock option activity:

	Options (1)	Weighted Average Exercise Price (1)	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance as of January 1, 2009	4,917	$46.58
Granted	5,162	15.66
Exercised	(439)	35.76
Cancelled	(639)	32.92

Balance as of December 31, 2009	9,001	30.34
Granted	2,908	52.42
Exercised	(1,834)	24.96
Cancelled	(972)	30.96

Balance as of December 31, 2010	9,103	35.90
Granted	3,725	43.19
Exercised	(1,176)	24.16
Cancelled	(1,030)	32.48
Adjustments due to the spin-off (2)	4,288
Exercised—post spin-off	(112)	14.13

Balance as of December 31, 2011 (3)	14,798	17.96	5.0	$168,743

Exercisable as of December 31, 2011	3,440	22.82	3.7	26,468

Vested and expected to vest after December 31, 2011	12,900	18.18	4.9	144,962

(1)	Reflects the one-for-two reverse stock split on December 20, 2011.
(2)	Reflects the equitable adjustment to the exercise prices and number of outstanding stock options necessary to maintain the intrinsic value of those awards immediately prior to and following the spin-off.
(3)	Outstanding options as of December 31, 2011 represent options outstanding after giving effect to the one-for-two reverse stock split and spin-off adjustments made in order to maintain the intrinsic value of those awards immediately prior to and immediately following the transaction.

The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2011, based on our closing stock price of $29.02 as of the last trading date. The total intrinsic value of stock options exercised was $30 million, $41 million and $6 million for the years ended December 31, 2011, 2010 and 2009.

During the three years ended December 31, 2011, we awarded stock options as our primary form of stock-based compensation. The fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 were estimated at the date of grant using the Black-Scholes option-pricing model, assuming the following weighted average assumptions:

	2011	2010	2009
Risk-free interest rate	1.87%	2.18%	1.75%
Expected volatility	49.94%	51.75%	49.96%
Expected life (in years)	4.68	4.72	4.72
Dividend yield	1.38%	1.25%	—
Weighted-average estimated fair value of options granted during the year	$16.90	$18.56	$6.62

The 2011, 2010 and 2009 weighted average fair value has been adjusted for the one-for-two reverse stock split in December 2011.

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

The following table presents a summary of our stock options outstanding and exercisable at December 31, 2011:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted- Average Price Per Share	Remaining Contractual Life	Shares	Weighted- Average Exercise Price
			(In thousands)		(In years)	(In thousands)
$0.01	-	$5.00	52	$4.30	1.2	52	$4.30
5.01	-	10.00	3,974	7.27	4.2	763	7.09
10.01	-	15.00	208	13.77	2.9	105	13.55
15.01	-	20.00	4,461	18.62	6.2	17	17.13
20.01	-	25.00	3,484	21.30	5.1	516	21.43
25.01	-	30.00	1,898	26.60	4.4	1,266	26.89
30.01	-	37.00	721	36.15	3.4	721	36.15

0.01	-	37.00	14,798	17.96	5.0	3,440	22.82

RSUs, which are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests, were our primary form of stock-based award prior to 2009. Awards that settle in cash and the resulting liability are insignificant. Our RSUs generally vest over five years, but may accelerate in certain circumstances, including certain changes in control.

The following table presents a summary of RSU activity:

	RSUs (1)	Weighted Average Grant-Date Fair Value (1)
	(In thousands)
Balance as of January 1, 2009	4,523	$42.82
Granted	494	18.20
Vested and released	(1,181)	43.38
Cancelled	(553)	42.02

Balance as of December 31, 2009	3,283	39.00
Granted	263	52.42
Vested and released	(950)	34.58
Cancelled	(279)	41.76

Balance as of December 31, 2010	2,317	40.24
Granted	221	52.35
Vested and released	(832)	39.32
Cancelled	(137)	41.98
Adjustments due to the spin-off (2)	725
Vested and released—post spin-off	(12)	13.45

Balance as of December 31, 2011 (3)	2,282	21.47

(1)	Reflects the one-for-two reverse stock split on December 20, 2011.
(2)	Reflects the equitable adjustment to the number of unvested RSUs necessary to maintain the fair value of those awards immediately prior to and following the spin-off.

(3)	Outstanding RSUs as of December 31, 2011 represent RSUs outstanding after giving effect to one-for-two reverse stock split and spin-off adjustments made in order to maintain the fair value of those awards immediately prior to and immediately following the transaction.

The total market value of shares vested and released during the years ended December 31, 2011, 2010 and 2009 was $37 million, $43 million and $27 million. Included in RSUs outstanding at December 31, 2011 are 400,000 of RSUs awarded to our Chief Executive Officer, for which vesting is tied to achievement of performance targets.

In 2011, 2010 and 2009, we recognized total stock-based compensation expense of $64 million, $53 million and $56 million. The total income tax benefit related to stock-based compensation expense was $12 million, $15 million and $18 million for 2011, 2010 and 2009.

Cash received from stock-based award exercises for the years ended December 31, 2011 and 2010 was $34 million and $51 million. Our employees that held IAC vested stock options prior to the IAC/InterActiveCorp (“IAC”) spin-off in August 2005 received vested stock options in both Expedia and IAC. In addition, our employees that held vested Expedia options prior to the TripAdvisor spin-off on December 20, 2011 received vested stock options in both Expedia and TripAdvisor. As these IAC and TripAdvisor stock options are exercised, we receive a tax deduction. Total current income tax benefits during the years ended December 31, 2011 and 2010 associated with the exercise of IAC and Expedia stock-based awards held by our employees were $21 million and $23 million, of which we recorded less than $1 million in 2011 and 2010 as a reduction of goodwill.

As of December 31, 2011, there was approximately $79 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 2.37 years.

As of December 31, 2011, we had 8.0 million fully vested stock warrants with expiration dates through May 2012 outstanding and a weighted average exercise price of $24.07. Each stock warrant is exercisable for a certain number of shares of our common stock or a fraction thereof.

NOTE 11 — Income Taxes

The following table presents a summary of our U.S. and foreign income (loss) from continuing operations before income taxes:

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
U.S	$112,210	$286,326	$347,677
Foreign	289,862	139,513	(27,901)

Total	$402,072	$425,839	$319,776

The following table presents a summary of our income tax expense components from continuing operations:

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Current income tax expense:
Federal	$23,933	$72,807	$104,021
State	7,803	7,351	11,556
Foreign	34,053	21,003	7,476

Current income tax expense	65,789	101,161	123,053

Deferred income tax (benefit) expense:
Federal	19,837	25,122	(16,012)
State	322	(2,353)	(1,978)
Foreign	(10,217)	(3,588)	(3,561)

Deferred income tax (benefit) expense:	9,942	19,181	(21,551)

Income tax expense	$75,731	$120,342	$101,502

For all periods presented, we have computed current and deferred tax expense using our stand-alone effective tax rate.

For the period January 1, 2011 through the spin-off date, TripAdvisor was a member of the Expedia consolidated tax group. Accordingly, we will file a consolidated federal income tax return and certain state income tax returns on a combined basis with TripAdvisor for that period. We will pay the entire combined income tax liability related to these filings. Due to continuing business and ownership associations between Expedia and TripAdvisor after the spin-off, including unity of ownership, operation, and use, Expedia and TripAdvisor will be considered to have a unitary relationship in 2012 for state tax purposes. Consequently, Expedia and TripAdvisor will file as part of a unitary combined group for certain state tax returns for 2012.

We reduced our current income tax payable by $21 million, $23 million and $10 million for the years ended December 31, 2011, 2010 and 2009, for tax deductions attributable to stock-based compensation. We recorded less than $1 million for 2011, 2010 and 2009 as a reduction of goodwill.

The tax effect of cumulative temporary differences and net operating losses that give rise to our deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Provision for accrued expenses	$63,704	$42,782
Net operating loss and tax credit carryforwards	28,430	28,986
Capitalized R&D expenditures	15	3,701
Stock-based compensation	45,149	47,139
Investment impairment	—	8,588
Other	23,531	13,187

Total deferred tax assets	160,829	144,383
Less valuation allowance	(23,422)	(37,958)

Net deferred tax assets	$137,407	$106,425

Deferred tax liabilities:
Prepaid merchant bookings and prepaid expenses	$(59,333)	$(44,213)
Intangible assets	(249,729)	(234,258)
Investment in subsidiaries	(9,603)	(8,988)
Unrealized gains	(13,106)	(8,823)
Property and equipment	(69,581)	(47,829)
Other	(534)	(3,816)

Total deferred tax liabilities	$(401,886)	$(347,927)

Net deferred tax liability	$(264,479)	$(241,502)

At December 31, 2011, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $6 million, $34 million and $78 million. If not utilized, the federal and state NOLs will expire at various times between 2012 and 2031, $71 million foreign NOLs can be carried forward indefinitely, and $7 million foreign NOLs will expire at various times between 2012 and 2031.

At December 31, 2011, we had a valuation allowance of approximately $23 million related to the portion of net operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. This amount represented a decrease of $15 million over the amount recorded as of December 31, 2010.

We have not provided deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that we intend to reinvest permanently outside of the United States; the total amount of such earnings as of December 31, 2011 was $390 million. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws and the uncertainties related to the timing and source of any potential distribution of such funds along with other important factors such as the amount of associated foreign tax credits, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to income from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Income tax (benefit) expense at the federal statutory rate of 35%	$140,725	$149,050	$111,928
Foreign rate differential and dividends from foreign subsidiaries	(74,431)	(27,921)	950
State income taxes, net of effect of federal tax benefit	5,262	4,290	4,746
Unrecognized tax benefits and related interest	8,297	(6,514)	3,123
Change in valuation allowance	(7,740)	(3,000)	7,503
Worthless stock deduction	—	—	(23,124)
Other, net	3,618	4,437	(3,624)

Income tax expense	$75,731	$120,342	$101,502

The effective tax rate in 2011 and 2010 was lower than the 35% federal statutory rate primarily due to increase in earnings in jurisdictions outside the United States, where our effective rate is lower. During 2009, we recorded a tax benefit of $23 million related to a worthless stock deduction associated with the closure of a foreign subsidiary.

By virtue of the previously filed separate company and consolidated income tax returns filed with IAC, we are routinely under audit by federal, state, local and foreign authorities. These audits include questioning the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns. We are no longer subject to tax examinations by tax authorities for years prior to August 2003.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows, in thousands:

	2011	2010	2009
Balance, beginning of year	$68,536	$187,075	$177,000
Increases to tax positions related to the current year	15,679	12,414	1,417
Increases to tax positions related to the prior year	1,047	1,207	21,910
Decreases to tax positions related to the prior year	(2,142)	(95,687)	(11,470)
Reductions due to lapsed statute of limitations	(3,352)	(25,048)	—
Settlements during current year	—	(913)	(4,413)
Interest and penalties	1,914	(10,512)	2,631

Balance, end of year	$81,682	$68,536	$187,075

As of December 31, 2011, we had $82 million of unrecognized tax benefits, of which $80 million is classified as long-term and included in other long-term liabilities.

Included in the balance at December 31, 2011 and 2010 were $75 million and $46 million of liabilities for uncertain tax positions that, if recognized, would decrease our provision for income taxes.

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

We recognize interest and penalties related to our liabilities for uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, we had approximately $14 million and $13 million accrued for the potential payment of estimated interest and penalties. During the years ended December 31, 2011, 2010 and 2009, we recognized approximately $2 million, $(11) million and $(1) million of interest (income) expense, net of federal benefit and penalties, related to our liabilities for uncertain tax positions.

NOTE 12 — Stockholders’ Equity

All Expedia’s common stock information and related share prices included in this note have been adjusted to reflect our one-for-two reverse stock split in December 2011.

Common Stock and Class B Common Stock

The following is a description of our common stock before and after the spin-off. The only change effected by the spin-off in terms of our common stock was the change in par value from $0.001 to $0.0001.

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.0001 per share, and 400 million shares of Class B common stock with par value of $0.0001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors, and generally vote together on all matters. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share. Holders of common stock, voting as a single, separate class are entitled to elect 25% of the total number of directors. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of Expedia, Inc., the holders of both classes of common stock have equal rights to receive all the assets of Expedia, Inc. after the rights of the holders of the preferred stock have been satisfied.

Preferred Stock

As of December 31, 2010, our preferred stock had a face value of $22.23 per share and each share was entitled to an annual dividend of 1.99%. Each preferred stockholder was entitled to two votes per share. In December 2011, in connection with the spin-off, we completed a preferred stock merger which resulted in each share of Series A preferred stock converting into the right to receive cash equal to $22.23 per share plus an amount equal to accrued and unpaid dividends and resulted in a cash payment of approximately $17,000.

Share Repurchases

In 2006, our Board of Directors authorized a share repurchase of up to 20 million outstanding shares of our common stock. In 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. During 2011 and 2010, we repurchased, through open market transactions, 10.6 million and 20.6 million shares (5.3 million and 10.3 million on a reverse split adjusted basis) under these authorizations for a total cost of $283 million and $489 million, excluding transaction costs, representing an average repurchase price of $26.60 and $23.71 per share ($53.20 and $47.42 on a reverse split adjusted basis). As of December 31, 2011, 8.8 million shares remain authorized for repurchase under the 2010 authorization. There is no fixed termination date for the repurchases.

Dividends on our Common Stock

In 2011 and 2010, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends, which have been adjusted for the one-for-two reverse stock split in December 2011:

	Dividend Per Share		Total Amount (in thousands)
Declaration Date		Record Date		Payment Date
Year ended December 31, 2011:
February 9, 2011	$0.14	March 11, 2011	$19,352	March 31, 2011
April 27, 2011	0.14	May 27, 2011	19,232	June 17, 2011
July 26, 2011	0.14	August 26, 2011	19,148	September 16, 2011
October 26, 2011	0.14	November 18, 2011	18,818	December 9, 2011
Year ended December 31, 2010:
February 10, 2010	$0.14	March 11, 2010	$20,220	March 31, 2010
April 27, 2010	0.14	May 27, 2010	19,902	June 17, 2010
July 26, 2010	0.14	August 26, 2010	19,703	September 16, 2010
October 25, 2010	0.14	November 18, 2010	19,251	December 9, 2010

In addition, on February 9, 2012, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.09 per share of outstanding common stock to the stockholders of record as of the close of business on March 12, 2012. Future declarations of dividends are subject to final determination by our Board of Directors.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax for 2011 and 2010 is primarily comprised of accumulated foreign currency translation adjustments.

Other Comprehensive Income (Loss)

The following table presents the changes in the components of other comprehensive income (loss), net of tax:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net income	$474,603	$425,560	$303,623
Other comprehensive income (loss)
Currency translation adjustments	(1,161)	(11,996)	19,635
Unrealized gains (losses) on available for sale securities, net of taxes (1)	(79)	329	—

Comprehensive income (loss)	473,363	413,893	323,258
Less: Comprehensive income attributable to noncontrolling interests	(9,616)	(4,575)	(4,351)

Comprehensive income attributable to Expedia, Inc.	$463,747	$409,318	$318,907

(1)	Net gains recognized and reclassified during 2011 and 2010 were immaterial.

Noncontrolling Interests

In the second quarter of 2011, we acquired newly issued shares of eLong for $41 million and, at the same time, Tencent Holdings Limited also acquired approximately 16% of the outstanding shares of eLong for $84 million. In the fourth quarter of 2011, we acquired additional shares of eLong from external third parties for $93 million. As of December 31, 2011, our ownership interest in eLong was approximately 67%.

In 2011, including the eLong transactions discussed above, we acquired additional net interests in certain majority owned subsidiaries for $22 million in cash. In 2010, we acquired additional interests in certain majority owned subsidiaries, including eLong, for $78 million in cash.

Amounts paid in excess of the respective noncontrolling interests were recorded to additional paid-in capital.

NOTE 13 — Earnings Per Share

Basic Earnings Per Share

Basic earnings per share was calculated for the years ended December 31, 2011, 2010 and 2009 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. As of December 31, 2010, we had 751 shares of preferred stock outstanding, the impact of which on our earnings per share calculation was immaterial.

Diluted Earnings Per Share

For the years ended December 31, 2011, 2010 and 2009, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of RSUs using the treasury stock method, and (iii) other stock-based commitments.

All share information has been adjusted to reflect Expedia’s one-for-two reverse stock split in December 2011. The following table presents our basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Income from continuing operations attributable to Expedia, Inc.	$324,146	$301,615	$213,965

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$2.39	$2.14	$1.48
Diluted	2.34	2.09	1.46

Weighted average number of shares outstanding:
Basic	135,888	141,233	144,107

Dilutive effect of:
Options to purchase common stock	1,766	2,046	1,421
Warrants to purchase common stock	605	147	46
Other dilutive securities	443	588	497

Diluted	138,702	144,014	146,071

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 14 — Restructuring Charges

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

The following table summarizes the restructuring activity for the years ended December 31, 2009, 2010 and 2011:

	Employee Severance and Benefits	Other	Total
	(In thousands)
Accrued liability as of January 1, 2009	$—	$—	$—
Charges	31,018	3,150	34,168
Payments	(11,859)	(1,203)	(13,062)
Non-cash items	(103)	(629)	(732)

Accrued liability as of December 31, 2009	19,056	1,318	20,374
Payments	(17,346)	(849)	(18,195)

Accrued liability as of December 31, 2010	1,710	469	2,179
Payments	(775)	—	(775)
Non-cash items	(685)	(469)	(1,154)

Accrued liability as of December 31, 2011	$250	$—	$250

NOTE 15 — Other Income (Expense)

Other, net

The following table presents the components of other, net:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Foreign exchange rate losses, net	$(8,465)	$(16,159)	$(29,475)
Noncontrolling investment basis adjustment	—	—	(5,158)
Other(1)	1,428	587	(71)

Total	$(7,037)	$(15,572)	$(34,704)

(1)	Other primarily includes equity gains (losses) on unconsolidated affiliates and other miscellaneous gains and losses.

In 2009, in conjunction with the acquisition of additional interest in one of our equity method investments, we remeasured our previously held equity interest to fair value and recognized the resulting loss of $5 million.

NOTE 16 — Commitments and Contingencies

Letters of Credit, Purchase Obligations and Guarantees

We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2011:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Purchase obligations	$35,984	$35,018	$966	$—	$—
Guarantees	77,762	77,007	755	—	—
Letters of credit	22,151	21,551	600	—	—

	$135,897	$133,576	$2,321	$—	$—

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

Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no claims made against any stand-by LOCs during the years ended December 31, 2011, 2010 and 2009.

Lease Commitments

We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2021. For the years ended December 31, 2011, 2010 and 2009, we recorded rental expense of $67 million, $48 million and $47 million.

The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2011, in thousands:

Year ending December 31,
2012	$45,588
2013	40,575
2014	35,771
2015	31,092
2016	26,796
2017 and thereafter	62,744

$242,566

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

Litigation Relating to Hotel Occupancy Taxes. Seventy-nine lawsuits have been filed by cities, counties and states involving hotel occupancy taxes. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, twenty-five of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirteen dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $32 million as of December 31, 2011 and $24 million as of December 31, 2010. This reserve is based on our best estimate and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. In addition, as of December 31, 2011 and December 31, 2010, we had accruals totaling $10 million and $13 million related to court decisions and final settlements. Changes to these settlement reserves and accruals are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that taxpayers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay-to-play.” These jurisdictions may attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of the tax ordinance. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. During 2009, we expensed and paid approximately $48 million to the City of San Francisco for amounts assessed for hotel occupancy tax, including penalties and interest, from January 2000 to March 2009. During 2010, we expensed and paid approximately $3 million to the City of Santa Monica for amounts assessed for hotel occupancy tax. In each case, we paid such amounts in order to be allowed to pursue litigation challenging whether we are required to pay hotel occupancy tax on the portion of the customer payment we retain as compensation and, if so, the actual amounts owed. We do not believe that the amounts we retain as compensation are subject to the cities’ hotel occupancy tax ordinances. If we prevail in the litigation (including any appeal), the cities will be required to repay these amounts, plus interest. In December 2011, the city of Santa Monica returned the $3 million in exchange for a letter of credit.

Class Action Lawsuit. We were a defendant in a class action lawsuit filed in Seattle, Washington alleging that certain practices related to our service fees breached our Terms of Use and violated Washington’s Consumer Protection Act from 2001 through 2008. In May 2009, the court granted the plaintiffs’ motion for summary judgment on their breach of contract claim, without the benefit of an actual trial on the merits, and denied the plaintiffs’ motion for summary judgment on their Consumer Protection Act claim. We entered into a Settlement Agreement, initially estimated at a cost of $19 million, providing for the settlement of all claims alleged in the lawsuit, which was approved by the court on December 1, 2009. The court’s order approving the Settlement Agreement was appealed by third parties but dismissed by the court on April 14, 2010. We denied and continue to deny all of the allegations and claims asserted in the lawsuit, including claims that the plaintiffs have suffered any harm or damages. We do not admit liability or the truth of any of the allegations in the lawsuit and settled the case to avoid costly and time-consuming litigation. The terms of the Settlement Agreement provided the class members the option to elect settlement in cash. For those not electing cash, amounts were settled in coupons. As of December 31, 2010, the majority of the estimated settlement accrual was settled with either cash payments or coupon redemptions. The remaining settlement liability included an estimated coupon redemption rate, which was increased during 2011 and 2010 by approximately $2 million and $3 million, and as of December 31, 2011 was settled in its entirety.

NOTE 17 — Related Party Transactions

TripAdvisor, Inc. In connection with the spin-off, we entered into various agreements with TripAdvisor, a related party due to common ownership, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement. In addition, we will continue to work with TripAdvisor pursuant to various commercial agreements between subsidiaries of Expedia, on the one hand, and subsidiaries of TripAdvisor, on the other hand. The various commercial agreements, including click-based advertising agreements, content sharing agreements and display-based and other advertising agreements, have terms of up to one year. We expensed $4 million related to these various agreements with TripAdvisor from December 21, 2011 to December 31, 2011. In addition, we reclassified sales and marketing expense related to amounts we paid to TripAdvisor prior to the spin-off, which were previously eliminated in consolidation, to third party expenses for all periods presented. Amounts payable to TripAdvisor at December 31, 2011 were $14 million and were included in accounts payable, other on the consolidated balance sheet.

IAC/InterActiveCorp. In connection with and following the IAC spin-off in August 2005, we entered into various commercial agreements with IAC, a related party due to common ownership. On August 20, 2008, IAC completed its plan to separate into five publicly traded companies. With this separation, our related party transactions with the newly constituted IAC have been immaterial and we expect this trend to continue on a go-forward basis.

In addition, in conjunction with the IAC spin-off, we entered into a joint ownership and cost sharing agreement with IAC, under which IAC transferred to us 50% ownership in an airplane, which is available for use by both companies. We share equally in capital costs; operating costs are pro-rated based on actual usage. In May 2006, the airplane was placed in service and is being depreciated over 10 years. As of December 31, 2011and 2010, the net basis in our ownership interest was $16 million and $17 million recorded in long-term investments and other assets. In 2011 and 2010, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplane were nominal.

NOTE 18 — Segment Information

We have two reportable segments: Leisure and Egencia. As a result of the spin-off, our former TripAdvisor Media Group segment is included in discontinued operations and excluded from the schedules below. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. During the fourth quarter of 2011, we changed from reporting Operating Income Before Amortization (“OIBA”) as our primary operating metric to adjusted EBITDA, which excludes depreciation expense. Adjusted EBITDA for our Leisure and Egencia segments includes allocations of certain expenses, primarily cost of revenue and facilities, and our Leisure segment includes the total costs of our Partner Services Group as well as the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant hotel revenue. We base the allocations primarily on transaction volumes and other usage metrics; this methodology is periodically evaluated and may change. We do not allocate certain shared expenses such as accounting, human resources, information technology and legal to our reportable segments. We include these expenses in Corporate.

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

Corporate also includes unallocated corporate functions and expenses. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense, restructuring charges, legal reserves, occupancy tax and other, and other items excluded from segment operating performance in Corporate. Such amounts are detailed in our segment reconciliation below.

The following tables present our segment information for the years ended December 31, 2011, 2010 and 2009. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2011
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$3,269,721	$179,288	$—	$3,449,009

Adjusted EBITDA	$849,071	$25,981	$(164,217)	$710,835
Depreciation	(47,456)	(8,349)	(77,204)	(133,009)
Amortization of intangible assets	—	—	(21,925)	(21,925)
Stock-based compensation	—	—	(63,847)	(63,847)
Legal reserves, occupancy tax and other	—	—	(20,855)	(20,855)
Realized loss on revenue hedges	8,410	—	—	8,410

Operating income (loss)	$810,025	$17,632	$(348,048)	479,609

Other expense, net				(77,537)

Income from continuing operations before income taxes				402,072
Provision for income taxes				(75,731)

Income from continuing operations				326,341
Discontinued operations, net of taxes				148,262

Net income				474,603
Net income attributable to noncontrolling interests				(2,309)

Net income attributable to Expedia, Inc.				$472,294

	Year ended December 31, 2010
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$2,890,611	$143,034	$—	$3,033,645

Adjusted EBITDA	$838,560	$22,112	$(160,190)	$700,482
Depreciation	(37,524)	(7,506)	(60,501)	(105,531)
Amortization of intangible assets	—	—	(22,514)	(22,514)
Stock-based compensation	—	—	(52,507)	(52,507)
Legal reserves, occupancy tax and other	—	—	(22,692)	(22,692)
Realized loss on revenue hedges	3,549	—	—	3,549

Operating income (loss)	$804,585	$14,606	$(318,404)	500,787

Other expense, net				(74,948)

Income from continuing operations before income taxes				425,839
Provision for income taxes				(120,342)

Income from continuing operations				305,497
Discontinued operations, net of taxes				120,063

Net income				425,560
Net income attributable to noncontrolling interests				(4,060)

Net income attributable to Expedia, Inc.				$421,500

	Year ended December 31, 2009
	Leisure	Egencia	Corporate	Total
		(In thousands)
Revenue	$2,634,766	$108,285	$—	$2,743,051

Adjusted EBITDA	$834,246	$6,961	$(179,264)	$661,943
Depreciation	(32,686)	(6,870)	(53,896)	(93,452)
Amortization of intangible assets	—	—	(23,875)	(23,875)
Stock-based compensation	—	—	(55,756)	(55,756)
Legal reserves, occupancy tax and other	—	—	(67,999)	(67,999)
Restructuring charges	—	—	(34,168)	(34,168)
Realized loss on revenue hedges	11,050	—	—	11,050

Operating income (loss)	$812,610	$91	$(414,958)	397,743

Other expense, net				(77,967)

Income from continuing operations before income taxes				319,776
Provision for income taxes				(101,502)

Income from continuing operations				218,274
Discontinued operations, net of taxes				85,349

Net income				303,623
Net income attributable to noncontrolling interests				(4,097)

Net income attributable to Expedia, Inc.				299,526

Geographic Information

The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenue
United States	$1,995,783	$1,872,810	$1,712,084
All other countries	1,453,226	1,160,835	1,030,967

	$3,449,009	$3,033,645	$2,743,051

The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(In thousands)
Property and equipment, net
United States	$287,471	$221,030
All other countries	32,811	25,287

	$320,282	$246,317

NOTE 19— Valuation and Qualifying Accounts

The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees.

Description	Balance of Beginning of Period	Charges to Earnings	Charges to Other Accounts(1)	Deductions	Balance at End of Period
	(In thousands)
2011
Allowance for doubtful accounts	$6,930	$4,095	$120	$(3,186)	$7,959
Other reserves	7,797				11,114

2010
Allowance for doubtful accounts	$11,453	$360	$(108)	$(4,775)	$6,930
Other reserves	6,599				7,797

2009
Allowance for doubtful accounts	$9,682	$3,846	$348	$(2,423)	$11,453
Other reserves	5,842				6,599

(1)	Charges to other accounts primarily relates to amounts acquired through acquisitions and net translation adjustments.

NOTE 20 — Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Year ended December 31, 2011
Revenue	$787,133	$1,020,450	$913,591	$727,835
Operating income	91,645	209,099	143,707	35,158
Net income from continuing operations	60,465	171,840	88,133	5,903
Discontinued operations, net of taxes	10,633	38,566	52,757	46,306
Net income attributable to Expedia, Inc.	70,328	209,534	140,393	52,039

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic earnings per share (1)	$0.45	$1.26	$0.64	$0.04
Diluted earnings per share(1)	0.44	1.22	0.63	0.04

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic earnings per share (1)	$0.53	$1.54	$1.03	$0.38
Diluted earnings per share (1)	0.51	1.50	1.01	0.37

Year ended December 31, 2010
Revenue	$737,591	$898,099	$751,537	$646,418
Operating income	112,935	209,154	126,536	52,162
Net income from continuing operations	63,585	136,670	78,331	26,911
Discontinued operations, net of taxes	7,999	41,354	37,022	33,688
Net income attributable to Expedia, Inc.	71,293	176,550	114,262	59,395

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic earnings per share (1)	$0.46	$0.96	$0.54	$0.18
Diluted earnings per share (1)	0.45	0.94	0.53	0.17

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic earnings per share (1)	$0.52	$1.26	$0.80	$0.41
Diluted earnings per share (1)	0.50	1.23	0.79	0.40

(1)	The per share information attributable to Expedia, Inc. common shareholders reflects the one-for-two reverse stock split in connection with the spin-off. In addition, earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

NOTE 21 — Guarantor and Non-Guarantor Supplemental Financial Information

Condensed consolidating financial information of Expedia, Inc. (the “Parent”), our subsidiaries that are guarantors of our debt facility and instruments (the “Guarantor Subsidiaries”), and our subsidiaries that are not guarantors of our debt facility and instruments (the “Non-Guarantor Subsidiaries”) is shown below. The debt facility and instruments are guaranteed by certain of our wholly-owned domestic subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The guarantees are full, unconditional, joint and several with the exception of certain customary automatic subsidiary release provisions. In this financial information, the Parent and Guarantor Subsidiaries account for investments in their wholly-owned subsidiaries using the equity method.

In connection with the spin-off, TripAdvisor Holdings, LLC and TripAdvisor LLC, both post-spin-off subsidiaries of TripAdvisor, were released from their guarantees of obligations under our existing debt facility and instruments. The discontinued operations of TripAdvisor and its subsidiaries have been presented within the following condensed consolidating financial statements within Guarantor Subsidiaries and Non-Guarantor Subsidiaries consistent with the classification in prior periods. In addition, in connection with the spin-off and the Notice of Redemption of the 8.5% Notes as described in Note 4 — Discontinued Operations, such 8.5% Notes and the related deposit for the redemption have been included within total current liabilities and total current assets of the Parent as of December 31, 2011.

We revised the prior year financial information to conform to our current year presentation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$3,041,755	$424,018	$(16,764)	$3,449,009

Costs and expenses:
Cost of revenue	—	648,219	111,868	1,185	761,272
Selling and marketing	—	1,088,145	404,409	(17,913)	1,474,641
Technology and content	—	297,859	83,388	(248)	380,999
General and administrative	—	213,594	95,902	212	309,708
Amortization of intangible assets	—	4,988	16,937	—	21,925
Legal reserves, occupancy tax and other	—	20,855	—	—	20,855
Intercompany (income) expense, net	—	597,105	(597,105)	—	—

Operating income	—	170,990	308,619	—	479,609

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	382,403	244,429	—	(626,832)	—
Other, net	(83,421)	44,288	(38,404)	—	(77,537)

Total other income (expense), net	298,982	288,717	(38,404)	(626,832)	(77,537)

Income before income taxes	298,982	459,707	270,215	(626,832)	402,072
Provision for income taxes	25,050	(73,165)	(27,616)	—	(75,731)

Income from continuing operations	324,032	386,542	242,599	(626,832)	326,341
Discontinued operations, net of taxes	148,262	140,200	32,464	(172,664)	148,262

Net income	472,294	526,742	275,063	(799,496)	474,603
Net income attribuatable to noncontrolling interests	—	—	(2,309)	—	(2,309)

Net income attributable to Expedia, Inc.	$472,294	$526,742	$272,754	$(799,496)	$472,294

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,679,420	$366,408	$(12,183)	$3,033,645

Costs and expenses:
Cost of revenue	—	590,236	96,372	(1,121)	685,487
Selling and marketing	—	917,344	328,683	(11,246)	1,234,781
Technology and content	—	255,306	53,416	58	308,780
General and administrative	—	181,920	76,558	126	258,604
Amortization of intangible assets	—	5,071	17,443	—	22,514
Legal reserves, occupancy tax and other	—	22,692	—	—	22,692
Intercompany (income) expense, net	—	347,361	(347,361)	—	—

Operating income	—	359,490	141,297	—	500,787

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	341,750	120,085	—	(461,835)	—
Other, net	(56,193)	(18,358)	(397)	—	(74,948)

Total other income (expense), net	285,557	101,727	(397)	(461,835)	(74,948)

Income before income taxes	285,557	461,217	140,900	(461,835)	425,839
Provision for income taxes	15,880	(115,126)	(21,096)	—	(120,342)

Income from continuing operations	301,437	346,091	119,804	(461,835)	305,497
Discontinued operations, net of taxes	120,063	142,150	78,470	(220,620)	120,063

Net income	421,500	488,241	198,274	(682,455)	425,560
Net income attribuatable to noncontrolling interests	—	—	(4,060)	—	(4,060)

Net income attributable to Expedia, Inc.	$421,500	$488,241	$194,214	$(682,455)	$421,500

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,375,142	$378,034	$(10,125)	$2,743,051

Costs and expenses:
Cost of revenue	—	495,029	111,910	(4,257)	602,682
Selling and marketing	—	730,272	336,606	(5,781)	1,061,097
Technology and content	—	231,775	50,797	62	282,634
General and administrative	—	195,741	77,261	(149)	272,853
Amortization of intangible assets	—	6,596	17,279	—	23,875
Legal reserves, occupancy tax and other	—	67,999	—	—	67,999
Restructuring charges	—	8,761	25,407	—	34,168
Intercompany (income) expense, net	—	232,828	(232,828)	—	—

Operating income	—	406,141	(8,398)	—	397,743

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	240,115	(21,017)	—	(219,098)	—
Other, net	(37,999)	(38,646)	(1,322)	—	(77,967)

Total other income (expense), net	202,116	(59,663)	(1,322)	(219,098)	(77,967)

Income (loss) before income taxes	202,116	346,478	(9,720)	(219,098)	319,776
Provision for income taxes	12,061	(103,205)	(10,358)	—	(101,502)

Income (loss) from continuing operations	214,177	243,273	(20,078)	(219,098)	218,274
Discontinued operations, net of taxes	85,349	107,671	42,733	(150,404)	85,349

Net income	299,526	350,944	22,655	(369,502)	303,623
Net income attributable to noncontrolling interests	—	—	(4,097)	—	(4,097)

Net income attributable to Expedia, Inc.	$299,526	$350,944	$18,558	$(369,502)	$299,526

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS

Total current assets	$551,488	$1,538,509	$644,825	$(460,393)	$2,274,429
Investment in subsidiaries	3,891,811	1,126,412	—	(5,018,223)	—
Intangible assets, net	—	634,581	109,317	—	743,898
Goodwill	—	2,415,482	461,819	—	2,877,301
Other assets, net	5,587	465,473	138,570	—	609,630

TOTAL ASSETS	$4,448,886	$6,180,457	$1,354,531	$(5,478,616)	$6,505,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$894,438	$1,906,349	$212,963	$(460,393)	$2,553,357
Long-term debt	1,249,281	—	—	—	1,249,281
Other liabilities	—	378,729	18,724	—	397,453
Stockholders’ equity	2,305,167	3,895,379	1,122,844	(5,018,223)	2,305,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,448,886	$6,180,457	$1,354,531	$(5,478,616)	$6,505,258

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS

Total current assets	$70,012	$1,376,835	$608,428	$(347,720)	$1,707,555
Investment in subsidiaries	4,589,428	1,061,282	—	(5,650,710)	—
Intangible assets, net	—	639,569	108,044	—	747,613
Goodwill	—	2,416,314	448,350	—	2,864,664
Other assets, net	8,415	1,075,548	253,127	—	1,337,090

TOTAL ASSETS	$4,667,855	$6,569,548	$1,417,949	$(5,998,430)	$6,656,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$286,258	$1,690,287	$266,522	$(347,720)	$1,895,347
Long-term debt	1,249,221	—	—	—	1,249,221
Other liabilities	395,673	290,289	89,689	—	775,651
Stockholders’ equity	2,736,703	4,588,972	1,061,738	(5,650,710)	2,736,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,667,855	$6,569,548	$1,417,949	$(5,998,430)	$6,656,922

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$527,448	$298,281	$825,729

Investing activities:
Capital expenditures, including internal-use software and website development	—	(179,159)	(28,678)	(207,837)
Purchases of investments	—	(1,425,578)	(297,772)	(1,723,350)
Sales and maturities of investments	—	1,359,439	147,801	1,507,240
Other, net	—	(6,190)	(33,323)	(39,513)

Net cash used in investing activities from continuing operations	—	(251,488)	(211,972)	(463,460)

Financing activities:
Treasury stock activity	(294,027)	—	—	(294,027)
Payment of dividends to stockholders	(76,550)	—	—	(76,550)
Purchase of additional interests in controlled subsidiaries, net	—	—	(22,485)	(22,485)
Transfers (to) from related parties	333,303	(333,303)	—	—
Other, net	37,274	(4,285)	6,579	39,568

Net cash used in financing activities from continuing operations	—	(337,588)	(15,906)	(353,494)
Net cash provided by (used in) continuing operations	—	(61,628)	70,403	8,775

Net cash provided by discontinued operations	—	76,903	—	76,903

Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	(19,539)	1,796	(17,743)

Net increase (decrease) in cash and cash equivalents	—	(4,264)	72,199	67,935
Cash and cash equivalents at beginning of year	—	361,516	259,683	621,199

Cash and cash equivalents at end of year	$—	$357,252	$331,882	$689,134

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2010

	00000000	00000000	00000000	00000000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$378,370	$227,017	$605,387

Investing activities:
Capital expenditures, including internal-use software and website development	—	(121,687)	(14,689)	(136,376)
Purchases of investments	—	(846,344)	(123,995)	(970,339)
Sales and maturities of investments	—	282,450	83,586	366,036
Other, net	—	14,938	(18,606)	(3,668)

Net cash used in investing activities from continuing operations	—	(670,643)	(73,704)	(744,347)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	742,470	—	—	742,470
Treasury stock activity	(501,993)	—	—	(501,993)
Payment of dividends to stockholders	(79,076)	—	—	(79,076)
Purchase of additional interests in controlled subsidiaries, net	—	—	(77,929)	(77,929)
Transfers (to) from related parties	(219,556)	219,556	—	—
Other, net	58,155	(12,959)	(808)	44,388

Net cash provided by (used in) financing activities from continuing operations	—	206,597	(78,737)	127,860
Net cash provided by (used in) continuing operations	—	(85,676)	74,576	(11,100)

Net cash provided by discontinued operations	—	40,999	—	40,999

Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	(13,958)	(5,922)	(19,880)

Net increase (decrease) in cash and cash equivalents	—	(58,635)	68,654	10,019
Cash and cash equivalents at beginning of year	—	420,151	191,029	611,180

Cash and cash equivalents at end of year	$—	$361,516	$259,683	$621,199

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2009

	00000000	00000000	00000000	00000000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$556,357	$17,544	$573,901

Investing activities:
Capital expenditures, including internal-use software and website development	—	(64,573)	(14,269)	(78,842)
Purchases of investments	—	—	(45,903)	(45,903)
Sales and maturities of investments	—	—	93,092	93,092
Other, net	—	49,339	(7,359)	41,980

Net cash provided by (used in) investing activities from continuing operations	—	(15,234)	25,561	10,327

Financing activities:
Credit facility repayments	—	(650,000)	—	(650,000)
Transfers (to) from related parties	(9,149)	1,178	7,971	—
Other, net	9,149	(10,800)	(9,268)	(10,919)

Net cash used in financing activities from continuing operations	—	(659,622)	(1,297)	(660,919)
Net cash provided by (used in) continuing operations	—	(118,499)	41,808	(76,691)

Net cash provided by discontinued operations	—	21,181	—	21,181

Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	(22,050)	31,329	9,279

Net increase (decrease) in cash and cash equivalents	—	(119,368)	73,137	(46,231)
Cash and cash equivalents at beginning of year	—	539,519	117,892	657,411

Cash and cash equivalents at end of year	$—	$420,151	$191,029	$611,180

Index to Exhibits

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005

2.2	Separation Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	2.1	12/27/2011

3.1	Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	12/27/2011

3.2	Certificate of Designations of Expedia, Inc. Series A Cumulative Convertible Preferred Stock		8-K	000-51447	3.2	08/15/2005

3.3	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005

4.1	Amended and Restated Warrant Agreement, dated as of October 25, 2011, between Expedia, Inc. and Mellon Investor Services LLC, as equity warrant agent.		S-4/A	333-135828	4.1	10/31/2011

4.2	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006

4.3	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007

4.4	Indenture, dated as of June 24, 2008, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 8.5% Senior Notes due 2016		10-K	000-51447	4.4	02/11/2011

4.5	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020		8-K	000-51447	4.1	08/10/2010

10.1	Amended and Restated Governance Agreement among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	000-51447	10.1	12/27/2011

10.2	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005

10.3	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005

10.4	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.2	12/27/2011

10.5	Employee Matters Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.3	12/27/2011

10.6	Transition Services Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.4	12/27/2011

10.7	Credit Agreement dated as of February 8, 2010, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; TripAdvisor LLC, a Delaware limited liability company, Hotwire, Inc., a Delaware corporation, the Lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.		8-K	000-51447	99.1	02/11/2010

10.8	First Amendment dated August 18, 2010 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	08/23/2010

E-1

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.9	Second Amendment dated August 31, 2011 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	09/02/2011

10.10	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007

10.11	Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011	X

10.12*	Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	000-51447	Appendix A	04/22/2009

10.13*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	02/19/2009

10.14*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.9	11/14/2005

10.15*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Domestic Employees)		10-Q	000-51447	10.24	11/14/2006

10.16*	Form of Expedia, Inc. Stock Option Agreement (Domestic Employees)		10-Q	000-51447	10.2	04/30/2009

10.17*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Installment Vesting)		10-Q	000-51447	10.3	04/30/2009

10.18*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Cliff Vesting)		10-Q	000-51447	10.4	04/30/2009

10.19*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements		10-Q	000-51447	10.1	05/09/2007

10.20*	Director Compensation Agreements Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	02/19/2009

10.21*	Employment Agreement between Dara Khosrowshahi and Expedia, Inc., effective as of May 28, 2009		10-Q	000-51447	10.1	07/30/2009

10.22*	Second Amended and Restated Expedia, Inc. Restricted Stock Unit Agreement for Dara Khosrowshahi, dated as of December 20, 2011		8-K	000-51447	10.5	12/27/2011

10.23*	Amended and Restated Employment Agreement between Michael B. Adler and Expedia, Inc., effective as of May 16, 2009		10-Q	000-51447	10.4	07/30/2009

10.24*	Expedia, Inc. Restricted Stock Unit Agreement between Expedia, Inc. and Michael B. Adler, effective as of May 16, 2006		10-Q	000-51447	10.20	11/14/2006

10.25*	Amendment to Employment Agreement and Restricted Stock Unit Agreements between Expedia, Inc. and Michael B. Adler, dated December 31, 2008		10-K	000-51447	10.22	02/19/2009

10.26*	Executed Release of Claims Agreement between Michael B. Adler and Expedia, Inc. (Washington), dated as of September 28, 2011		10-K	000-51447	10.22	02/19/2009

10.27*	Amended and Restated Employment Agreement between Burke F. Norton and Expedia, Inc., effective May 28, 2009		10-Q	000-51447	10.3	7/30/2009

10.28*	Expedia, Inc. Restricted Stock Unit Agreement (First Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.22	11/14/2006

10.29*	Expedia, Inc. Restricted Stock Unit Agreement (Second Agreement) between Expedia, Inc. and Burke Norton, dated as of October 25, 2006		10-Q	000-51447	10.23	11/14/2006

E-2

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.30*	Amendment to Employment Agreement and Restricted Stock Unit Agreements between Expedia, Inc. and Burke Norton, dated December 31, 2008		10-K	000-51447	10.26	02/19/2009

10.31*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005

10.32*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005

10.33*	Employment Agreement by and between Dhiren R. Fonseca and Expedia, Inc., effective as of March 16, 2009		10-Q	000-51447	10.1	04/30/2010

10.34*	Employment Agreement between Gary M. Fritz and Expedia, Inc., effective as of March 16, 2009		10-Q	000-51447	10.4	04/30/2010

10.35*	Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective as of October 20, 2011		S-4/A	333-175828	10.17	10/24/2011

21	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101***	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.
**	Indicates reference to filing of IAC/InterActiveCorp
***	Furnished herewith

E-3