Form 10-Q
period 2012-03-31
Expedia, Inc.
filed 2012-04-27
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 13, 2012 was:

Common stock, $0.0001 par value per share	114,283,330 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2012

Part I. Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenue	$816,488	$727,835
Costs and expenses:
Cost of revenue (1)	200,098	175,610
Selling and marketing (including $51,361 and $53,944 with a related party)(1)	377,072	350,908
Technology and content (1)	108,911	86,807
General and administrative (1)	78,578	71,160
Amortization of intangible assets	3,422	5,834
Legal reserves, occupancy tax and other	(276)	2,358

Operating income	48,683	35,158
Other income (expense):
Interest income	5,743	3,335
Interest expense	(21,392)	(22,522)
Other, net	(6,207)	(7,182)

Total other expense, net	(21,856)	(26,369)

Income from continuing operations before income taxes	26,827	8,789
Provision for income taxes	(5,240)	(2,886)

Income from continuing operations	21,587	5,903
Discontinued operations, net of taxes	(23,889)	46,306

Net income (loss)	(2,302)	52,209
Net income attributable to noncontrolling interests	(979)	(170)

Net income (loss) attributable to Expedia, Inc.	$(3,281)	$52,039

Amounts attributable to Expedia, Inc.:
Income from continuing operations	$20,608	$5,826
Discontinued operations, net of taxes	(23,889)	46,213

Net income (loss)	$(3,281)	$52,039

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$0.15	$0.04
Diluted	0.15	0.04
Earnings (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$(0.02)	$0.38
Diluted	(0.02)	0.37
Shares used in computing earnings per share:
Basic	133,202	136,930
Diluted	139,306	139,084
Dividends declared per common share	$0.09	$0.14
(1) Includes stock-based compensation as follows:

Cost of revenue	$919	$810
Selling and marketing	4,445	3,509
Technology and content	4,284	3,863
General and administrative	7,303	6,616

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Net income (loss)	$(2,302)	$52,209
Other comprehensive income, net of tax
Currency translation adjustments	12,951	25,080
Unrealized gains (losses) on available for sale securities, net of taxes	1,402	(34)

Other comprehensive income	14,353	25,046

Comprehensive income	12,051	77,255
Less: Comprehensive income attributable to noncontrolling interests	(990)	(775)

Comprehensive income attributable to Expedia, Inc.	$11,061	$76,480

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,272,508	$689,134
Restricted cash and cash equivalents	23,274	19,082
Short-term investments	725,179	648,819
Accounts receivable, net of allowance of $9,050 and $7,959	414,555	339,427
Prepaid expenses and other current assets	134,796	121,541
Current assets of discontinued operations	14,330	456,426

Total current assets	2,584,642	2,274,429
Property and equipment, net	343,540	320,282
Long-term investments and other assets	262,213	289,348
Intangible assets, net	738,858	743,898
Goodwill	2,888,930	2,877,301

TOTAL ASSETS	$6,818,183	$6,505,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$843,376	$777,602
Accounts payable, other	200,872	173,855
Deferred merchant bookings	1,636,076	833,625
Deferred revenue	16,913	15,238
Accrued expenses and other current liabilities	304,952	333,237
Current liabilities of discontinued operations	—	419,800

Total current liabilities	3,002,189	2,553,357
Long-term debt	1,249,296	1,249,281
Deferred income taxes, net	287,925	279,962
Other long-term liabilities	123,274	117,491

Commitments and contingencies
Stockholders’ equity:
Common stock $.0001 par value	18	18
Authorized shares: 1,600,000
Shares issued: 178,777 and 176,378
Shares outstanding: 117,240 and 120,781
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	5,510,732	5,474,653
Treasury stock - Common stock, at cost	(2,733,383)	(2,535,219)
Shares: 61,537 and 55,597
Retained earnings (deficit)	(725,520)	(722,239)
Accumulated other comprehensive loss	(3,008)	(17,350)

Total Expedia, Inc. stockholders’ equity	2,048,840	2,199,864
Noncontrolling interest	106,659	105,303

Total stockholders’ equity	2,155,499	2,305,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,818,183	$6,505,258

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$(2,302)	$52,209
Less: Discontinued operations, net of tax	(23,889)	46,306

Net income from continuing operations	21,587	5,903
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	34,314	29,185
Amortization of stock-based compensation	16,951	14,798
Amortization of intangible assets	3,422	5,834
Deferred income taxes	10,323	379
Foreign exchange gain on cash, cash equivalents and short-term investments, net	(12,021)	(4,371)
Realized gain on foreign currency forwards	(6,637)	(844)
Other	3,921	(7,391)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(71,836)	(81,995)
Prepaid expenses and other current assets	(18,389)	(22,909)
Accounts payable, merchant	64,299	100,605
Accounts payable, other, accrued expenses and other current liabilities	(2,248)	(26,054)
Deferred merchant bookings	802,457	677,597
Deferred revenue	1,673	1,914

Net cash provided by operating activities from continuing operations	847,816	692,651

Investing activities:
Capital expenditures, including internal-use software and website development	(50,814)	(46,086)
Purchases of investments	(293,190)	(676,568)
Sales and maturities of investments	240,641	297,295
Net settlement of foreign currency forwards	6,637	844
Other, net	(1,031)	430

Net cash used in investing activities from continuing operations	(97,757)	(424,085)

Financing activities:
Treasury stock activity	(198,164)	(47,928)
Payment of dividends to stockholders	(12,204)	(19,352)
Proceeds from exercise of equity awards	31,801	3,285
Excess tax benefit on equity awards	7,492	1,087
Changes in restricted cash and cash equivalents	(4,197)	(5,716)
Other, net	21	1,141

Net cash used in financing activities from continuing operations	(175,251)	(67,483)

Net cash provided by continuing operations	574,808	201,083
Net cash provided by (used in) discontinued operations	(7,607)	40,202
Effect of exchange rate changes on cash and cash equivalents	16,173	8,769

Net increase in cash and cash equivalents	583,374	250,054
Cash and cash equivalents at beginning of period	689,134	621,199

Cash and cash equivalents at end of period	$1,272,508	$871,253

Supplemental cash flow information
Cash paid for interest from continuing operations	$42,667	$43,391
Income tax payments (refunds), net from continuing operations	(17,231)	3,109

See accompanying notes.

Notes to Consolidated Financial Statements

March 31, 2012

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

TripAdvisor Spin-Off

On December 20, 2011, following the close of trading on the Nasdaq Stock Market, we completed the spin-off of TripAdvisor, Inc. (“TripAdvisor”), which consisted of the domestic and international operations previously associated with our TripAdvisor Media Group, to Expedia stockholders. We refer to this transaction as the “spin-off.” Immediately prior to the spin-off, Expedia effected a one-for-two reverse stock split. Accordingly, the results of operations, financial condition and cash flows of TripAdvisor have been presented as discontinued operations for all periods presented. Further, all Expedia common stock share information and related per share amounts in prior periods have been adjusted to reflect Expedia’s one-for-two reverse stock split.

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

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission.

Accounting Estimates

We use estimates and assumptions in the preparation of our interim unaudited consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our interim unaudited consolidated financial statements. These estimates and assumptions also affect the reported amount of net income during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our interim unaudited consolidated financial statements include revenue recognition; recoverability of current and long-lived assets, intangible assets and goodwill; income and indirect taxes, such as potential settlements related to occupancy taxes; loss contingencies; loyalty program liabilities; stock-based compensation and accounting for derivative instruments.

Notes to Consolidated Financial Statements - (Continued)

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

Note 2 – Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

On January 1, 2012, we adopted the new Financial Accounting Standards Board guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements, which is the approach we have selected. The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changed the presentation of comprehensive income, there were no changes to the components that are recognized in net income or other comprehensive income from that of previous accounting guidance.

NOTE 3 – Acquisitions and Dispositions

Business Acquisitions. In March 2012, Egencia entered into an agreement to acquire VIA Travel, a travel management company in the Nordics. The transaction is expected to close in the second quarter of 2012.

Discontinued Operations. On December 20, 2011, we completed the spin-off of TripAdvisor, Inc., which included its flagship brand as well as 18 other travel media brands. Accordingly, we have presented the financial condition and results of operations of our former TripAdvisor Media Group segment in the consolidated financial statements through December 20, 2011 as discontinued operations. Additionally, the first quarter 2012 loss incurred to extinguish our 8.5% senior notes due 2016 (the “8.5% Notes”) as a result of the spin-off was recorded as discontinued operations. See below for a full description of the extinguishment. Financial data for the discontinued operations for the three months ended

Notes to Consolidated Financial Statements - (Continued)

March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Revenue	$—	$148,286
Income (loss) before income taxes	(37,568)	65,396
Provision for income taxes	13,679	(19,090)

Net income (loss)	(23,889)	46,306
Net income attributable to noncontrolling interest	—	(93)

Net income (loss) attributable to discontinued operations	$(23,889)	$46,213

Earnings (loss) per share:
Basic	$(0.18)	$0.34
Diluted	(0.17)	0.33
Shares used in computing earnings per share:
Basic	133,202	136,930
Diluted	139,306	139,084

The indenture governing our $400 million aggregate principal amount of 8.5% Notes contained certain covenants that could have restricted implementation of the spin-off. On December 20, 2011, prior to consummation of the spin-off, we gave “Notice of Redemption” to the bondholders, the effect of which was the bonds became due and payable on the redemption date at the redemption price. The redemption price was equal to 100% of the principal amount plus a make-whole premium as of, and accrued and unpaid interest to, the redemption date. The redemption date was defined as 30 days after the Notice of Redemption was given. In order to complete the Notice of Redemption, we were required to irrevocably deposit, with the Trustee, funds sufficient to pay the redemption price plus accrued interest on the 8.5% Notes (approximately $451 million). The 8.5% Notes were fully redeemed on January 19, 2012, the redemption date, for approximately $450 million. In connection with the redemption, we incurred a pre-tax loss from early extinguishment of debt of approximately $38 million (or $24 million net of tax), which included an early redemption premium of $33 million and the write-off of $5 million of unamortized debt issuance and discount costs. This loss was recorded within discontinued operations in the first quarter of 2012, as that was the period in which the bonds were legally extinguished.

As a result of the above, at December 31, 2011, we had a current asset of discontinued operations of $456 million primarily related to the deposit for the redemption price of the 8.5% Notes as well as a current liability of discontinued operations of $420 million for the 8.5% Notes, accrued interest expense related to the 8.5% Notes and accrued spin-off costs. At March 31, 2012, the current asset of discontinued operations included a $14 million tax benefit primarily related to the loss on the extinguishment of debt.

Notes to Consolidated Financial Statements - (Continued)

Note 4 – Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$754,146	$754,146	$—
Time deposits	18,109	—	18,109
Investments:
Time deposits	650,683	—	650,683
Corporate debt securities	260,812	—	260,812

Total assets	$1,683,750	$754,146	$929,604

Liabilities
Foreign currency forward contracts	$1,215	$—	$1,215

Financial assets measured at fair value on a recurring basis as of December 31, 2011 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$310,075	$310,075	$—
Derivatives:
Foreign currency forward contracts	1,043	—	1,043
Investments:
Time deposits	592,162	—	592,162
Corporate debt securities	268,664	—	268,664

Total assets	$1,171,944	$310,075	$861,869

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of March 31, 2012 and December 31, 2011, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities all of which are classified as available for sale. As of March 31, 2012, we had $75 million of short-term and $186 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains of $3 million and gross unrealized losses of less than $1 million. As of December 31, 2011, we had $57 million of short-term and $212 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value with gross unrealized gains of $2 million and gross unrealized losses of $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of less than one year are classified as short-term investments. Of the total time deposit investments, $250 million and $228 million as of March 31, 2012 and December 31, 2011 related to balances held by our majority-owned subsidiaries.

Notes to Consolidated Financial Statements - (Continued)

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of March 31, 2012, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $128 million. We had a net forward liability of $1 million as of March 31, 2012 recorded in accrued expenses and other current liabilities and a net forward asset of $1 million as of December 31, 2011 recorded in prepaid expenses and other current assets. We recorded $1 million in net gains and $2 million in net losses from foreign currency forward contracts during the three months ended March 31, 2012 and 2011.

Note 5 – Debt

The following table sets forth our outstanding debt:

	March 31, 2012	December 31, 2011
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,296	749,281

Long-term debt	$1,249,296	$1,249,281

We have excluded from the above table the $400 million 8.5% Notes, which were included in current liabilities of discontinued operations as of December 31, 2011 in the consolidated balance sheets, which were redeemed on January 19, 2012. For further information, see Note 3 — Acquisitions and Dispositions.

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at March 31, 2012 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part at any time at our option.

Our $750 million in registered senior unsecured notes outstanding at March 31, 2012 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part at any time or from time to time at our option.

The 7.456% and 5.95% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 12 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability (i) to create or incur liens, (ii) to enter into sale/leaseback transactions and (iii) to merge or consolidate with or into another entity. Accrued interest related to the Notes was $10 million and $31 million as of March 31, 2012 and December 31, 2011.

Based on quoted market prices, the approximate fair value of 7.456% Notes was approximately $566 million and $563 million as of March 31, 2012, and December 31, 2011, and the approximate fair value of 5.95% Notes was approximately $773 million and $760 million as of March 31, 2012, and December 31, 2011.

Notes to Consolidated Financial Statements - (Continued)

Credit Facility

Expedia, Inc. maintains a $750 million unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in August 2016. As of March 31, 2012 and December 31, 2011, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 22.5 basis points as of March 31, 2012. The facility contains financial covenants including leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of March 31, 2012, and December 31, 2011, there was $22 million of outstanding stand-by LOCs issued under the facility.

Note 6 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented, which have been adjusted for the one-for-two reverse stock split in December 2011:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
February 9, 2012	$0.09	March 12, 2012	$12,204	March 30, 2012
February 9, 2011	$0.14	March 11, 2011	$19,352	March 31, 2011

In addition, on April 25, 2012, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.09 per share of outstanding common stock to stockholders of record as of the close of business on May 30, 2012. Future declarations of dividends are subject to final determination of our Board of Directors.

Share Repurchases

In 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. During the three months ended March 31, 2012, we repurchased, through open market transactions, 5.8 million shares under this authorization for a total cost of $192 million, excluding transaction costs, representing an average repurchase price of $33.39 per share. Subsequent to the end of the first quarter of 2012, we repurchased the additional 3 million shares remaining under the 2010 authorization for a total cost of $99 million, excluding transaction costs, representing an average repurchase price of $32.95 per share.

On April 25, 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. No shares have been repurchased under this authorization and the authorization has no fixed termination date for the repurchases.

Stock-based Awards

Stock-based compensation expense relates primarily to expense for stock options and restricted stock units (“RSUs”). Our stock options generally vest over four years and our RSUs generally vest over five years.

As of March 31, 2012, we had stock-based awards outstanding representing approximately 20 million shares of our common stock consisting of options to purchase approximately 18 million shares of our common stock with a weighted average exercise price of $22.46 and weighted average remaining life of 5.3 years and approximately 2 million RSUs.

Annual employee stock-based award grants typically occur during the first quarter of each year. During the three months ended March 31, 2012, we granted approximately 5 million stock options.

Notes to Consolidated Financial Statements - (Continued)

The fair value of the stock options granted during the three months ended March 31, 2012 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.62%
Expected volatility	53.12%
Expected life (in years)	4
Dividend yield	1.06%
Weighted-average estimated fair value of options granted	$12.94

As of March 31, 2012, there were 30 million privately held warrants outstanding, which if exercised in full, would entitle the holders to acquire 7.4 million common shares of Expedia, Inc. at a weighted average exercise price of $24.16. All of these warrants expire in May 2012.

Note 7 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended March 31,
	2012	2011
	In thousands, except per share data
Income from continuing operations attributable to Expedia, Inc.	$20,608	$5,826
Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$0.15	$0.04
Diluted	0.15	0.04
Weighted average number of shares outstanding:
Basic	133,202	136,930
Dilutive effect of:
Options to purchase common stock	3,443	1,635
Other dilutive securities	2,661	519

Diluted	139,306	139,084

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 8 – Income Taxes

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items. Our effective tax rate was 19.5% and 32.8% for the three months ended March 31, 2012 and 2011. The decrease in the effective rate for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to a release of accruals related to uncertain tax positions and to a lesser extent an increase in estimated earnings in jurisdictions outside of the United States.

Notes to Consolidated Financial Statements - (Continued)

Note 9 – Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, we are a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Expedia. We also evaluate other potential contingent matters, including value-added tax, federal excise tax, transient occupancy or accommodation tax and similar matters. We do not believe that the aggregate amount of liability that could be reasonably possible with respect to these matters would have a material adverse effect on our financial results; however, litigation is inherently uncertain and the actual losses incurred in the event that our legal proceedings were to result in unfavorable outcomes could have a material adverse effect on our business and financial performance.

Litigation Relating to Hotel Occupancy Taxes. Seventy-nine lawsuits have been filed by cities, counties and states involving hotel occupancy taxes. Forty-nine lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, twenty-eight of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Sixteen dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $31 million as of March 31, 2012 and $32 million as of December 31, 2011. This reserve is based on our best estimate and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. In addition, as of March 31, 2012 and December 31, 2011, we had an accrual totaling $1 million and $10 million related to court decisions and final settlements. Changes to these settlement reserves are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

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

On February 17, 2012, the online travel companies, including Expedia, brought suit against the city of Portland and Multnomah County for a declaration that occupancy taxes are not due on the amounts they charge for their online services. Subsequent to the filing of the suit, the city and county sought to assess the online travel companies (approximately $21 million for the Expedia companies with no disclosed supporting basis) and to require the payment of tax, interest and penalties before a legal determination is made. On March 22, 2012, the online travel companies obtained a temporary restraining order preventing the city and county from pursuing any assessment until the court has ruled on whether the online travel companies’ lawsuit may proceed.

NOTE 10 – Related Party Transactions

Mr. Diller, our Chairman of the Board of Directors and Senior Executive, through shares he owns beneficially as well as those subject to an irrevocable proxy granted by Liberty Interactive Corporation, controlled approximately 63% of the combined voting power of the outstanding Expedia capital stock as of March 31, 2012. As such, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty could effectively control the voting power of our capital stock.

Notes to Consolidated Financial Statements - (Continued)

In addition to serving as our Chairman and Senior Executive, Mr. Diller also serves as Chairman of the Board of Directors and Senior Executive at both IAC and TripAdvisor. Certain of our other executives also maintain roles with both IAC and TripAdvisor. Our certificate of incorporation provides that no officer or director of Expedia who is also an officer or director of IAC or of TripAdvisor will be liable to Expedia or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to IAC or TripAdvisor instead of Expedia, or does not communicate information regarding a corporate opportunity to Expedia because the officer or director has directed the corporate opportunity to IAC or TripAdvisor, which could have the effect of increasing the risk of conflicts of interest between the companies.

TripAdvisor, Inc. In connection with the spin-off, we entered into various agreements with TripAdvisor, a related party due to common ownership, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement. In addition, we will continue to work with TripAdvisor pursuant to various commercial agreements between subsidiaries of Expedia, on the one hand, and subsidiaries of TripAdvisor, on the other hand. The various commercial agreements, including click-based advertising agreements, content sharing agreements and display-based and other advertising agreements, have terms of up to one year. We recognized approximately $2 million of revenue and expensed approximately $51 million related to these various agreements with TripAdvisor during the three months ended March 31, 2012. In addition, we reclassified sales and marketing expense related to amounts we paid to TripAdvisor prior to the spin-off, which were previously eliminated in consolidation, to third party expenses for the three months ended March 31, 2011. Amounts payable to TripAdvisor were $24 million and $14 million as of March 31, 2012 and December 31, 2011 and were included in accounts payable, other on the consolidated balance sheet.

Note 11 – Segment Information

We have two reportable segments: Leisure and Egencia. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric is adjusted EBITDA. Adjusted EBITDA for our Leisure and Egencia segments includes allocations of certain expenses, primarily cost of revenue and facilities, and our Leisure segment includes the total costs of our global supply organizations as well as the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant hotel revenue. We base the allocations primarily on transaction volumes and other usage metrics; this methodology is periodically evaluated and may change. We do not allocate certain shared expenses such as accounting, human resources, information technology and legal to our reportable segments. We include these expenses in Corporate.

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

Notes to Consolidated Financial Statements - (Continued)

The following tables present our segment information for the three months ended March 31, 2012 and 2011. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended March 31, 2012
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$763,813	$52,675	$—	$816,488
Adjusted EBITDA	$171,222	$9,902	$(79,306)	$101,818
Depreciation	(15,692)	(2,006)	(16,616)	(34,314)
Amortization of intangible assets	—	—	(3,422)	(3,422)
Stock-based compensation	—	—	(16,951)	(16,951)
Legal reserves, occupancy tax and other	—	—	276	276
Realized loss on revenue hedges	1,276	—	—	1,276

Operating income (loss)	$156,806	$7,896	$(116,019)	48,683

Other expense, net				(21,856)

Income from continuing operations before income taxes				26,827
Provision for income taxes				(5,240)

Income from continuing operations				21,587
Discontinued operations, net of taxes				(23,889)

Net loss				(2,302)
Net income attributable to noncontrolling interests				(979)

Net loss attributable to Expedia, Inc.				$(3,281)

	Three months ended March 31, 2011
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$685,672	$42,163	$—	$727,835
Adjusted EBITDA	$149,995	$7,738	$(75,706)	$82,027
Depreciation	(12,764)	(2,003)	(14,418)	(29,185)
Amortization of intangible assets	—	—	(5,834)	(5,834)
Stock-based compensation	—	—	(14,798)	(14,798)
Legal reserves, occupancy tax and other	—	—	(2,358)	(2,358)
Realized loss on revenue hedges	5,306	—	—	5,306

Operating income (loss)	$142,537	$5,735	$(113,114)	35,158

Other expense, net				(26,369)

Income from continuing operations before income taxes				8,789
Provision for income taxes				(2,886)

Income from continuing operations				5,903
Discontinued operations, net of taxes				46,306

Net income				52,209
Net income attributable to noncontrolling interests				(170)

Net income attributable to Expedia, Inc.				$52,039

Notes to Consolidated Financial Statements - (Continued)

During the first quarter of 2012, we changed our allocation methodology for information technology expenses, which resulted in an increase of expenses at Corporate and a corresponding decrease in expenses being allocated to our Leisure and Egencia segments. In addition, in conjunction with certain organizational changes, we reclassified expenses attributed to our supplier payment group previously captured within Leisure to Corporate. We revised prior year adjusted EBITDA by segment to conform to our current year presentation. There was no impact on consolidated adjusted EBITDA as a result of these changes.

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

In connection with the spin-off, TripAdvisor Holdings, LLC and TripAdvisor LLC, both post-spin-off subsidiaries of TripAdvisor, were released from their guarantees of obligations under our existing debt facility and instruments. The discontinued operations of TripAdvisor and its subsidiaries have been presented within the following condensed consolidating financial statements within Guarantor Subsidiaries and Non-Guarantor Subsidiaries consistent with the classification in prior periods. In addition, in connection with the spin-off and the Notice of Redemption of the 8.5% Notes as described in Note 3 — Acquisitions and Dispositions, such 8.5% Notes and the related deposit for the redemption were included within total current liabilities and total current assets of the Parent as of December 31, 2011.

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$723,520	$94,672	$(1,704)	$816,488
Costs and expenses:
Cost of revenue	—	169,097	30,678	323	200,098
Selling and marketing	—	281,048	98,141	(2,117)	377,072
Technology and content	—	82,733	26,197	(19)	108,911
General and administrative	—	51,725	26,744	109	78,578
Amortization of intangible assets	—	1,760	1,662	—	3,422
Legal reserves, occupancy tax and other	—	(276)	—	—	(276)
Intercompany (income) expense, net	—	142,747	(142,747)	—	—

Operating income (loss)	—	(5,314)	53,997	—	48,683
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	32,344	34,162	—	(66,506)	—
Other, net	(20,806)	(137)	(913)	—	(21,856)

Total other income (expense), net	11,538	34,025	(913)	(66,506)	(21,856)

Income before income taxes	11,538	28,711	53,084	(66,506)	26,827
Provision for income taxes	9,070	4,319	(18,629)	—	(5,240)

Income from continuing operations	20,608	33,030	34,455	(66,506)	21,587
Discontinued operations, net of taxes	(23,889)	—	—	—	(23,889)

Net income (loss)	(3,281)	33,030	34,455	(66,506)	(2,302)
Net income attributable to noncontrolling interests	—	—	(979)	—	(979)

Net income (loss) attributable to Expedia, Inc.	$(3,281)	$33,030	$33,476	$(66,506)	$(3,281)

Comprehensive income (loss) attributable to Expedia, Inc.	$(3,281)	$33,791	$47,057	$(66,506)	$11,061

Notes to Consolidated Financial Statements - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$641,458	$89,852	$(3,475)	$727,835
Costs and expenses:
Cost of revenue	—	151,257	24,298	55	175,610
Selling and marketing	—	259,002	95,402	(3,496)	350,908
Technology and content	—	71,491	15,316	—	86,807
General and administrative	—	52,007	19,187	(34)	71,160
Amortization of intangible assets	—	1,274	4,560	—	5,834
Legal reserves, occupancy tax and other	—	2,358	—	—	2,358
Intercompany (income) expense, net	—	122,189	(122,189)	—	—

Operating income (loss)	—	(18,120)	53,278	—	35,158
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	20,284	49,017	—	(69,301)	—
Other, net	(20,795)	(21,313)	15,739	—	(26,369)

Total other income (expense), net	(511)	27,704	15,739	(69,301)	(26,369)

Income before income taxes	(511)	9,584	69,017	(69,301)	8,789
Provision for income taxes	6,244	11,374	(20,504)	—	(2,886)

Income from continuing operations	5,733	20,958	48,513	(69,301)	5,903
Discontinued operations, net of taxes	46,306	49,431	26,638	(76,069)	46,306

Net income	52,039	70,389	75,151	(145,370)	52,209
Net income attributable to noncontrolling interests	—	—	(170)	—	(170)

Net income attributable to Expedia, Inc.	$52,039	$70,389	$74,981	$(145,370)	$52,039

Comprehensive income attributable to Expedia, Inc.	$52,039	$70,438	$99,373	$(145,370)	$76,480

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$117,811	$2,472,721	$743,725	$(749,615)	$2,584,642
Investment in subsidiaries	3,947,822	1,107,135	—	(5,054,957)	—
Intangible assets, net	—	639,536	99,322	—	738,858
Goodwill	—	2,436,293	452,637	—	2,888,930
Other assets, net	5,601	459,004	141,148	—	605,753

TOTAL ASSETS	$4,071,234	$7,114,689	$1,436,832	$(5,804,572)	$6,818,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$658,528	$2,783,581	$309,695	$(749,615)	$3,002,189
Long-term debt	1,249,296	—	—	—	1,249,296
Other liabilities	7,911	379,066	24,222	—	411,199
Stockholders’ equity	2,155,499	3,952,042	1,102,915	(5,054,957)	2,155,499

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,071,234	$7,114,689	$1,436,832	$(5,804,572)	$6,818,183

Notes to Consolidated Financial Statements - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$551,488	$1,538,509	$644,825	$(460,393)	$2,274,429
Investment in subsidiaries	3,891,811	1,126,412	—	(5,018,223)	—
Intangible assets, net	—	634,581	109,317	—	743,898
Goodwill	—	2,415,482	461,819	—	2,877,301
Other assets, net	5,587	465,473	138,570	—	609,630

TOTAL ASSETS	$4,448,886	$6,180,457	$1,354,531	$(5,478,616)	$6,505,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$894,438	$1,906,349	$212,963	$(460,393)	$2,553,357
Long-term debt	1,249,281	—	—	—	1,249,281
Other liabilities	—	378,729	18,724	—	397,453
Stockholders’ equity	2,305,167	3,895,379	1,122,844	(5,018,223)	2,305,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,448,886	$6,180,457	$1,354,531	$(5,478,616)	$6,505,258

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$832,140	$15,676	$847,816

Investing activities:
Capital expenditures, including internal-use software and website development	—	(41,917)	(8,897)	(50,814)
Purchases of investments	—	(226,114)	(67,076)	(293,190)
Sales and maturities of investments	—	196,501	44,140	240,641
Other, net	—	6,637	(1,031)	5,606

Net cash used in investing activities from continuing operations	—	(64,893)	(32,864)	(97,757)

Financing activities:
Treasury stock activity	(198,164)	—	—	(198,164)
Payment of dividends to stockholders	(12,204)	—	—	(12,204)
Transfers (to) from related parties	171,176	(171,176)	—	—
Other, net	39,192	(4,190)	115	35,117

Net cash provided by (used in) financing activities from continuing operations	—	(175,366)	115	(175,251)
Net cash provided by (used in) continuing operations	—	591,881	(17,073)	574,808

Net cash used in discontinued operations	—	(7,607)	—	(7,607)

Effect of exchange rate changes on cash and cash equivalents	—	13,153	3,020	16,173

Net increase (decrease) in cash and cash equivalents	—	597,427	(14,053)	583,374
Cash and cash equivalents at beginning of period	—	357,252	331,882	689,134

Cash and cash equivalents at end of period	$—	$954,679	$317,829	$1,272,508

Notes to Consolidated Financial Statements - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$670,018	$22,633	$692,651

Investing activities:
Capital expenditures, including internal-use software and website development	—	(41,576)	(4,510)	(46,086)
Purchases of investments	—	(663,953)	(12,615)	(676,568)
Sales and maturities of investments	—	289,689	7,606	297,295
Other, net	—	844	430	1,274

Net cash used in investing activities from continuing operations	—	(414,996)	(9,089)	(424,085)

Financing activities:
Treasury stock activity	(47,928)	—	—	(47,928)
Payment of dividends to stockholders	(19,352)	—	—	(19,352)
Transfers (to) from related parties	62,927	(62,927)	—	—
Other, net	4,353	(5,593)	1,037	(203)

Net cash provided by (used in) financing activities from continuing operations	—	(68,520)	1,037	(67,483)
Net cash provided by continuing operations	—	186,502	14,581	201,083

Net cash provided by discontinued operations	—	40,202	—	40,202

Effect of exchange rate changes on cash and cash equivalents	—	3,308	5,461	8,769

Net increase in cash and cash equivalents	—	230,012	20,042	250,054
Cash and cash equivalents at beginning of period	—	361,516	259,683	621,199

Cash and cash equivalents at end of period	$—	$591,528	$279,725	$871,253

Part I. Item 2. Managment’s Discussion and Analysis of Financial

Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.comTM, Expedia Affiliate Network (“EAN”), Classic Vacations, Expedia Local ExpertTM, Expedia® CruiseShipCenters®, Egencia TM, eLong TM, and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

On December 20, 2011, following the close of trading on the Nasdaq Stock Market, we completed the spin-off of TripAdvisor, Inc. (“TripAdvisor”), which consisted of the domestic and international operations previously associated with our TripAdvisor Media Group, to Expedia stockholders. We refer to this transaction as the “spin-off.” Immediately prior to the spin-off, Expedia effected a one-for-two reverse stock split.

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

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2011, approximately 54% of U.S. leisure, unmanaged and corporate travel expenditures occurred online, compared with approximately 39% of European travel. Online penetration in the Asia Pacific region is estimated to be over 20%, lagging behind that of Europe. These penetration rates have increased over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, and supplier growth outpaced online agency growth for several years. Competitive entrants such as “metasearch” companies have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies. New models, such as daily deals and private sale sites have also begun proliferating. We have a number of “daily deals” offered on our retail websites as well as deal specific offerings such as Hotwire’s Travel-Ticker, and a partnership with Groupon called Groupon Getaways with Expedia. In addition, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations and proposed and actual acquisitions by companies such as Google and Microsoft.

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

Intense competition has also historically led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. We manage our selling and marketing spending on a brand basis at the local or regional level, making decisions in each market that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. In certain cases, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is lower than that for our consolidated business but for which we still believe the opportunity to be attractive. However, we believe that over the long-term we can manage our sales and marketing expense to be roughly in line with revenue growth.

Hotel

We generate the majority of our revenue through the marketing and distribution of hotel rooms (stand-alone and package bookings). Our relationships and negotiated economics with our hotel supply partners have remained broadly stable in the past few years. We have, however, implemented new customer loyalty programs and have eliminated or reduced some fees in that timeframe and, as such, the margin of revenue we earn per booking has declined. Over the course of the last two years, occupancies and average daily rates (“ADRs”) in the lodging industry have generally improved in a gradually improving overall travel environment. From a supply perspective, there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help hoteliers with their objective of continuing to grow their ADRs and could lead to pressure in negotiations with hoteliers and may ultimately lead to pressure on terms for us and our OTA competitors. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. We have had success adding supply to our marketplace with over 150,000 hotels as of the end of the first quarter of 2012 representing growth of 11%. In addition, our room night growth has been healthy, with room nights growing 14% in 2010, 18% in 2011 and 24% for the first quarter of 2012. ADRs for rooms booked on Expedia sites grew 1% in 2010 and 5% in 2011, while they were flat year-over-year for the first quarter of 2012.

Air

The airline sector in particular has historically experienced significant turmoil. In recent years, there has been increased air carrier consolidation, generally resulting in lower overall capacity and higher fares. In addition, air carriers have made significant efforts to keep seat capacity relatively low in order to ensure that demand for seats remains high and that flights are as full as possible. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Ticket prices on Expedia sites grew 11% in 2011 and 7% in the first quarter of 2012. We are encountering significant pressure on air remuneration as certain supply agreements renew, and as air carriers and global distribution system (“GDS”) intermediaries re-negotiate their long-term agreements.

In part as a result of sharply rising average ticket prices, our ticket volumes decreased by 8% in 2011 after having grown by 11% in 2010. Air ticket volumes grew 5% in the first quarter of 2012, largely due to air ticket sales of a major U.S. carrier, which were absent in the first quarter of 2011 due to a commercial disagreement.

From a product perspective, over 70% of our revenue comes from transactions involving the booking of hotel reservations, with just over 10% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the products we distribute and represents our best overall growth opportunity.

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

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, which is the second largest online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Europe. Egencia, our corporate travel business, operates in 46 countries around the world and continues to expand aggressively. We also partner in a 50/50 joint venture with AirAsia – a low cost carrier serving the Asia-Pacific region – to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. In 2011, approximately 39% of our worldwide gross bookings and 42% of worldwide revenue were international up from 22% for both worldwide gross bookings and revenue in 2005. In the first quarter of 2012, 39% of our gross bookings and 40% of our revenue were international. We have a stated goal of driving more than half of our gross bookings and revenue through international points of sale.

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

Seasonality

We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the more stable nature of our fixed costs. As a result, revenue and income are typically the lowest in the first quarter and highest in the third quarter. Additionally, prior to the spin-off, TripAdvisor typically comprised a larger relative portion of our revenue and income during the first quarter. Thus, following the spin-off the seasonal impact on our business will be more pronounced, particularly in the first quarter, as the bookings versus recognition of revenue time lag under the merchant hotel business represents a larger portion of our operating results without TripAdvisor. The continued growth of our international operations or a change in our product mix may influence the typical trend of the seasonality in the future.

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

For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2011.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

Occupancy Taxes

We are currently involved in 49 lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recent developments include:

•

Branson, Missouri Litigation. On January 28, 2012, the court granted the defendant online travel companies’ motion to dismiss holding that online travel companies are not subject to hotel occupancy tax. The city has appealed.

•

Cities of Goodlettsville and Brentwood, Tennessee Litigation. On February 21, 2012, the court granted the online travel companies’ motion for summary judgment and denied the cities’ motion for summary judgment, and held that online travel companies are not liable for occupancy taxes.

•

City of Bowling Green, Kentucky Litigation. On February 15, 2012, the Kentucky Supreme Court denied the city of Bowling Green’s motion for discretionary review of the Court of Appeal’s decision that online travel companies are not liable for hotel occupancy tax.

•

City of Birmingham, Alabama Litigation. On April 13, 2012, the Alabama Supreme Court affirmed the lower court’s grant of summary judgment in favor of the online travel companies and held that hotel occupancy taxes are not due from online travel companies.

•	Leon County, Florida et al. Litigation. On April 19, 2012, the court granted the online travel companies’ motion for summary judgment and denied the counties’ motion for summary judgment.

•	City of Philadelphia Litigation. On February 2, 2012, the Commonwealth Court of Pennsylvania affirmed the lower court decision and held that hotel occupancy taxes are not due from Expedia.

•

City of Portland Litigation. On February 17, 2012, the online travel companies brought suit against the city of Portland and Multnomah County for a declaration that occupancy taxes are not due on the amounts they charge for their online services. Subsequent to the filing of the suit, the city and county sought to assess the online travel companies (approximately $21 million for the Expedia companies with no disclosed supporting basis) and to require the payment of tax, interest and penalties before a legal determination is made. On March 22, 2012, the online travel companies obtained a temporary restraining order preventing the city and county from pursuing any assessment until the court has ruled on whether the online travel companies’ lawsuit may proceed.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $31 million as of March 31, 2012, which includes amounts expected to be paid in connection with the developments described above, and $32 million as of December 31, 2011. In addition, as of March 31, 2012 and December 31, 2011, we have also accrued $1 million and $10 million related to court decisions and the potential and final settlement of issues related to hotel occupancy taxes.

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

Segments

We have two reportable segments: Leisure, and Egencia. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance.

Our Leisure segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, EAN, Hotwire.com, Venere, eLong and Classic Vacations. Our Egencia segment provides managed travel services to corporate customers in North America, Europe, and the Asia Pacific region.

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

Gross Bookings and Revenue Margin

	Three months ended March 31,		% Change
	2012	2011
	($ in millions)
Gross Bookings
Leisure	$7,666	$6,653	15%
Egencia	755	642	18%

Total gross bookings	$8,421	$7,295	15%

Revenue Margin
Leisure	10.0%	10.3%
Egencia	7.0%	6.6%
Total revenue margin	9.7%	10.0%

The increase in worldwide gross bookings for the three months ended March 31, 2012, as compared to the same period in 2011, was primarily due to a 24% increase in hotel room nights through accelerated growth in all Leisure brands except Expedia.

The decrease in revenue margin for the three months ended March 31, 2012, as compared to the same period in 2011, was primarily due to lower net air supplier economics, rising average air ticket prices as our remuneration generally does not vary with the price of the ticket and changes in our hotel product mix, partially offset by growth in our higher margin hotel business.

Results of Operations

Revenue

	Three months ended March 31,		% Change
	2012	2011
	($ in millions)
Revenue by Segment
Leisure	$763	$686	11%
Egencia	53	42	25%

Total revenue	$816	$728	12%

Revenue increased for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to an increase in worldwide hotel revenue within our Leisure segment.

Worldwide hotel revenue increased 18% for the three months ended March 31, 2012, compared to the same period in 2011. The increase was primarily due to a 24% increase in room nights stayed, partially offset by a 6% decrease in revenue per room night. Revenue per room night decreased primarily due to changes in our hotel product mix, discounting at the Hotwire brand, accruals for loyalty programs at Expedia and Hotels.com and impacts of foreign currency.

Worldwide air revenue decreased 17% for the three months ended March 31, 2012, compared to the same period in 2011, due to a 20% decrease in revenue per air ticket, partially offset by a 5% increase in air tickets sold. Revenue per air ticket declined due to lower net supplier economics, partially offset by certain regional and interline consumer booking fees. The increase in air ticket sold was due to availability of American Airlines tickets for the duration of the first quarter of 2012 that were not available to leisure consumers for the duration of the first quarter of 2011, partially offset by a 7% increase in average air ticket prices.

The remaining worldwide revenue, other than hotel and air discussed above, increased by 15% for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to an increase in car revenue, advertising and media revenue and fees related to our corporate travel business.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended March 31,
	2012	2011	% Change
	($ in millions)
Revenue by Business Model
Merchant	$603	$520	16%
Agency	182	181	1%
Advertising and media	31	27	14%

Total revenue	$816	$728	12%

Merchant revenue increased for the three months ended March 31, 2012, compared to the same period in 2011, due to the increase in merchant hotel revenue primarily driven by an increase in room nights stayed.

Agency revenue remained relatively flat for the three months ended March 31, 2012, compared to the same period in 2011, as the growth in our agency hotel business and corporate travel business was mostly offset by a decline in agency air revenue.

Cost of Revenue

	Three months ended March 31,
	2012	2011	% Change
	($ in millions)
Customer operations	$97	$83	17%
Credit card processing	62	54	14%
Data center and other	41	39	7%

Total cost of revenue	$200	$176	14%

% of revenue	24.5%	24.1%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, destination supply, and stock-based compensation.

During the three months ended March 31, 2012, the primary drivers of the increase in cost of revenue expense were higher credit card processing costs related to our merchant bookings growth as well as higher personnel expenses driven by additional headcount to support our global customer operations, partially offset by lower debit card fees and an increase in credit card rebates.

Selling and Marketing

	Three months ended March 31,
	2012	2011	% Change
	($ in millions)
Direct costs	$282	$269	5%
Indirect costs	95	82	16%

Total selling and marketing	$377	$351	7%

% of revenue	46.2%	48.2%

Selling and marketing expense primarily relates to direct costs, including traffic generation costs from search engines and internet portals, television, radio and print spending, private label and affiliate program commissions, public relations and other costs. The remainder of the expense relates to indirect costs, including personnel and related overhead in our global supply organization, Egencia and various Leisure brands and stock-based compensation costs.

Selling and marketing expenses increased $26 million during the three months ended March 31, 2012, compared to the same period in 2011, driven by increases in affiliate marketing expenses at EAN, offline marketing expenses at Hotwire and Hotels.com as well as higher personnel expenses driven by additional headcount across several brands and our supply organization, partially offset by lower online marketing expenses at our Expedia brand.

Technology and Content

	Three months ended March 31,
	2012	2011	% Change
	($ in millions)
Personnel and overhead	$61	$46	32%
Depreciation and amortization of technology assets	23	19	20%
Other	25	22	16%

Total technology and content	$109	$87	25%

% of revenue	13.3%	11.9%

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

The increase of $22 million in technology and content expense during the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to increased personnel costs for increased headcount to support our Expedia brand, supply organization and corporate technology function as well as increased depreciation and amortization of technology assets.

General and Administrative

	Three months ended March 31,
	2012	2011	% Change
	($ in millions)
Personnel and overhead	$50	$42	18%
Professional fees and other	29	29	(1%)

Total general and administrative	$79	$71	10%

% of revenue	9.6%	9.8%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

The $8 million increase in general and administrative expense during the three months ended March 31, 2012, compared to the same period in 2011, was due primarily to higher personnel expenses resulting from an increase in headcount.

Amortization of Intangible Assets

	Three months ended March 31,
	2012	2011	% Change
	($ in millions)
Amortization of intangible assets	$3	$6	(41%)
% of revenue	0.4%	0.8%

Amortization for the three months ended March 31, 2012 included an approximate $2 million reduction related to a change in the estimated value of contingent purchase consideration for one of our prior acquisitions.

Legal Reserves, Occupancy Tax and Other

Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy tax proceedings (“pay-to-play”) as well as certain other legal reserves. Legal reserves, occupancy tax and other was a gain of less than $1 million for the three months ended March 31, 2012 compared to expense of approximately $2 million for the three months ended March 31, 2011.

Operating Income

	Three months ended March 31,
	2012	2011	% Change
	($ in millions)
Operating income	$49	$35	38%
% of revenue	6.0%	4.8%

Operating income increased for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to a growth in revenue in excess of operating expenses.

Interest Income and Expense

	Three months ended March 31,
	2012	2011	% Change
	($ in millions)
Interest income	$6	$3	72%
Interest expense	(21)	(23)	(5%)

Interest income increased for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to a higher rate of return on cash, cash equivalent and investment balances as well as higher average balances.

Other, Net

Other, net changed from a loss of $7 million for the three months ended March 31, 2011 to a loss of $6 million for the three months ended March 31, 2012 primarily due to lower net foreign exchange rate losses, partially offset by an increase in equity method operating losses.

Provision for Income Taxes

	Three months ended March 31,
	2012	2011	% Change
	($ in millions)
Provision for income taxes	$5	$3	82%
Effective tax rate	19.5%	32.8%

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.

The decrease in the effective rate for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to a release of accruals related to uncertain tax positions as well as an increase in estimated earnings in jurisdictions outside of the United States.

Our effective tax rate was 19.5% for the three months ended March 31, 2012, which was lower than the 35% federal statutory rate primarily due to estimated earnings in jurisdictions outside the United States and accruals related to uncertain tax positions, partially offset by state income taxes. Our effective tax rate was 32.8% for the three months ended March 31, 2011, which was lower than the 35% federal statutory rate primarily due to estimated earnings in jurisdictions outside the United States, partially offset by state income taxes and accruals related to uncertain tax positions.

Discontinued Operations, Net of Taxes

During the three months ended March 31, 2012, we incurred a loss from early extinguishment of our 8.5% senior notes due 2016 (the “8.5% Notes”) resulting directly from the spin-off of TripAdvisor. The pre-tax loss was approximately $38 million (or $24 million net of tax), which included an early redemption premium of $33 million and the write-off of $5 million of unamortized debt issuance and discount costs. This loss was recorded within discontinued operations in the first quarter of 2012, as that was the period in which the 8.5% Notes were legally extinguished. For additional information, see Note 3 — Acquisitions and Dispositions in the notes to the consolidated financial statements. Discontinued operations also includes the results of operations of TripAdvisor for the three months ended March 31, 2011, the reclassification of expense related to the obligation to fund a charitable foundation that was assumed by TripAdvisor in conjunction with the spin-off as well as interest expense and amortization of debt issuance costs and discount related to 8.5% Notes which were redeemed in connection with the spin-off.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $2.0 billion and $1.3 billion at March 31, 2012 and December 31, 2011, including $304 million and $302 million of cash and short-term investment balances of majority-owned subsidiaries as well as $152 million and $131 million held in foreign subsidiaries related to earnings indefinitely invested outside the United States; and our $750 million revolving credit facility. As of March 31, 2012, $728 million was available under the facility representing the total $750 million facility less $22 million of outstanding stand-by letters of credit. The revolving credit facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points, and the commitment fee on undrawn amounts at 22.5 basis points as of March 31, 2012.

The indenture governing our $400 million aggregate principal amount of 8.5% Notes contained certain covenants that could have restricted implementation of the spin-off. On December 20, 2011, prior to consummation of the spin-off, we gave “Notice of Redemption” to the bondholders, the effect of which was the bonds became due and payable on the redemption date at the redemption price. The redemption date is defined as 30 days after the Notice of Redemption is given. In order to complete the Notice of Redemption, we were required to irrevocably deposit, with the Trustee, funds sufficient to pay the redemption price plus accrued interest on the 8.5% Notes (approximately $451 million). The 8.5% Notes were fully redeemed on January 19, 2012 for approximately $450 million. In connection with the redemption, we incurred a pre-tax loss from early extinguishment of debt of approximately $38 million (or $24 million net of tax). This loss was recorded within discontinued operations in the first quarter of 2012, as that was the period in which the bonds were legally extinguished. The debt extinguishment was completed, in part, using the approximately $400 million of cash distributed to us from TripAdvisor in connection with the spin-off.

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

As of March 31, 2012, we had a deficit in our working capital of $418 million, compared to a deficit of $279 million as of December 31, 2011. The change in deficit was primarily due to stock repurchases during the first quarter of 2012.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements to infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions, share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Our capital expenditures for full year 2012 are expected to be slightly above 2011 spending levels.

Our cash flows are as follows:

	Three months ended March 31,
	2012	2011	$ Change
	(In millions)
Cash provided by (used in) continuing operations:
Operating activities	$848	$693	$155
Investing activities	(98)	(424)	326
Financing activities	(175)	(67)	(108)
Net cash provided by (used in) discontinued operations	(8)	40	(48)
Effect of foreign exchange rate changes on cash and cash equivalents	16	9	7

For the three months ended March 31, 2012, net cash provided by operating activities increased by $155 million primarily due to increased benefits from working capital changes as well as an increase in operating income.

For the three months ended March 31, 2012, approximately $326 million less cash was used in investing activities primarily due to decreased net purchases of investments of $327 million.

We expect to close an acquisition in the second quarter of 2012 for a purchase price not expected to exceed $215 million.

Cash used in financing activities for the three months ended March 31, 2012 primarily included cash paid to acquire shares of $198 million, including the repurchased shares under the 2010 authorization discussed below, as well as a $12 million cash dividend payment, partially offset by $32 million of proceeds from the exercise of equity awards. Cash used in financing activities for the three months ended March 31, 2011 primarily included cash paid to acquire shares of $48 million, including the repurchased shares under the 2010 authorization discussed below, as well as a $19 million cash dividend payment.

In 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. During the three months ended March 31, 2012 and 2011, we repurchased, through open market transactions, 5.8 million and 2.0 million shares (1.0 million on a reverse split adjusted basis) under these authorizations for a total cost of $192 million and $41 million, excluding transaction costs. As of April 26, 2012, subsequent to the end of the first quarter of 2012, we repurchased the additional 3 million shares remaining under the 2010 authorization for a total cost of $99 million, excluding transaction costs.

On April 25, 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. No shares have been repurchased under this authorization as of April 26, 2012 and the authorization has no fixed termination date for the repurchases.

In the first quarter of 2012 and 2011, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid a quarterly cash dividend of $0.09 and $0.14 per share of outstanding common stock. In addition, on April 25, 2012, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.09 per share of outstanding common stock to stockholders of record as of the close of business on May 30, 2012. Future declarations of dividends are subject to final determination of our Board of Directors.

As of March 31, 2012, there were 30 million privately held warrants outstanding, which if exercised in full, would entitle the holders to acquire 7.4 million common shares of Expedia, Inc. at a weighted average exercise price of $24.16. All of these warrants expire in May 2012. The holders of the stock warrants may choose at their option, without payment of cash, to reduce the number of shares otherwise obtainable upon exercise for payment (i.e. “cashless exercise”) in lieu of a cash payment.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2011. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of March 31, 2012 or December 31, 2011.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, including TripAdvisor, see Note 10 — Related Party Transactions in the notes to the consolidated financial statements.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material changes in our market risk during the three months ended March 31, 2012. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2011. The following are developments regarding such legal proceedings:

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

Nassau County, New York Litigation. Defendant online travel companies have filed a motion to dismiss.

Branson, Missouri Litigation. On January 28, 2012, the court granted defendants’ motion to dismiss holding that online travel companies are not subject to hotel occupancy tax. The city has appealed.

City of Houston, Texas Litigation. The city has sought review by the Texas Supreme Court of the decision by the Texas Court of Appeals holding that online travel companies are not subject to hotel occupancy tax.

Cities of Goodlettsville and Brentwood, Tennessee Litigation. On February 21, 2012, the court granted the online travel companies’ motion for summary judgment and denied the cities’ motion for summary judgment, and held that online travel companies are not liable for occupancy taxes.

City of San Francisco, California Litigation. The parties have filed cross-motions for summary judgment.

City of Bowling Green, Kentucky Litigation. On February 15, 2012, the Kentucky Supreme Court denied the city of Bowling Green’s motion for discretionary review of the Court of Appeal’s decision that online travel companies are not liable for hotel occupancy tax.

Village of Rosemont, Illinois Litigation. The parties have filed cross-motions for summary judgment on damages.

Lawrence County, Pennsylvania Litigation. The case has been stayed pending a decision in the city of Philadelphia litigation.

Pine Bluff, Arkansas Litigation. On March 30, 2012, the court lifted the stay and the case will proceed.

Leon County, Florida et. al. Litigation. On February 3, 2012, plaintiffs filed a motion for summary judgment. On February 8, 2012, the online travel companies filed a motion for summary judgment. On April 19, 2012, the court granted the online travel companies’ motion for summary judgment and denied the plaintiffs’ motion for summary judgment.

Leon County v. Expedia, Inc., Florida Department of Revenue Litigation, et al Litigation. The online travel companies moved to dismiss on grounds similar to those brought by the Florida Department of Revenue in its motion to dismiss brought on December 21, 2011.

City of Birmingham, Alabama Litigation. On April 13, 2012, the Alabama Supreme Court affirmed the lower court’s grant of summary judgment in favor of the online travel companies and held that hotel occupancy taxes are not due from online travel companies.

City of Philadelphia Litigation. On February 2, 2012, the Commonwealth Court of Pennsylvania affirmed the lower court decision and held that hotel occupancy taxes are not due from Expedia. On February 24, 2012, the city filed a petition for review to the Pennsylvania Supreme Court.

Part II. Item 1. Legal Proceedings

City of Rome, Georgia Litigation. The parties have reached a settlement on the issue of payment of future excise taxes under the prior decision by the Georgia Supreme Court.

McAllister Arkansas Citizen-Taxpayer Litigation. On February 2, 2012, the court denied the online travel companies’ motion to dismiss.

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes, which are listed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2011. In addition, North Carolina has begun or attempted to pursue formal or informal audits or administrative procedures, or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.

Actions Filed by Expedia

New York City Litigation. The City of New York has filed a motion for reargument or leave to appeal.

Expedia Insurance Litigation. Expedia has filed a motion for summary judgment.

Hawaii Tax Court Litigation. Trial is set for the week of October 15, 2012.

City of Portland Litigation. On February 17, 2012, the online travel companies brought suit seeking a declaration that they do not have tax obligations to the city of Portland or Multnomah County. Expedia, Inc. v. City of Portland, Case No. 1202-02223 (In the Circuit Court of the State of Oregon for the County of Multnomah). Subsequent to the filing of the suit, the city and county sought to assess and require the online travel companies to pay taxes, interest and penalties. The city/counties’ assessments against the Expedia companies total approximately $21 million, but did not include any supporting detail. On March 22, 2012, the online travel companies successfully brought a motion for a temporary restraining order barring the city and county from proceeding with the tax assessment process and requiring the online travel companies to pay the tax amounts claimed. On March 30, 2012, the city and county filed a motion to dismiss on the basis that the online travel companies should be required to exhaust their administrative remedies including the payment of any taxes allegedly owed before proceeding in a lawsuit.

Part II. Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock.

A summary of the repurchase activity for the first quarter of 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
January 1-31, 2012	—	$—	—	8,755
February 1-29, 2012	743	33.10	743	8,012
March 1-31, 2012	5,016	33.44	5,016	2,996

Total	5,759	$33.39	5,759

Subsequent to the end of the first quarter of 2012, we repurchased the additional 3 million shares remaining under the 2010 authorization for a total cost of $99 million, excluding transaction costs, representing an average repurchase price of $32.95 per share.

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.		Filed	Incorporated by Reference
	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

10.1	Amended and Restated Employment Agreement between Dhiren R. Fonseca and Expedia, Inc., effective March 30, 2012	X

10.2	Executive Separation and Release of Claims Agreement between Gary M. Fritz and Expedia, Inc., dated as of March 13, 2012	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

April 26, 2012	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer