Form 10-Q
period 2012-06-30
Expedia, Inc.
filed 2012-07-27
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 13, 2012 was:

Common stock, $0.0001 par value per share	122,940,850 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended June 30, 2012

Part I. Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue	$1,039,980	$913,591	$1,856,468	$1,641,426

Costs and expenses:
Cost of revenue (1)	229,741	195,810	429,839	371,420
Selling and marketing (1) (2)	444,573	400,483	821,645	751,391
Technology and content (1)	116,026	93,101	224,937	179,908
General and administrative (1)	83,218	72,045	161,796	143,205
Amortization of intangible assets	8,631	5,914	12,053	11,748
Legal reserves, occupancy tax and other	3,350	2,531	3,074	4,889

Operating income	154,441	143,707	203,124	178,865

Other income (expense):
Interest income	7,072	5,451	12,815	8,786
Interest expense	(21,989)	(22,489)	(43,381)	(45,011)
Other, net	(4,660)	(5,404)	(10,867)	(12,586)

Total other expense, net	(19,577)	(22,442)	(41,433)	(48,811)

Income from continuing operations before income taxes	134,864	121,265	161,691	130,054
Provision for income taxes	(28,755)	(33,132)	(33,995)	(36,018)

Income from continuing operations	106,109	88,133	127,696	94,036
Discontinued operations, net of taxes	—	52,757	(23,889)	99,063

Net income	106,109	140,890	103,807	193,099
Net income attributable to noncontrolling interests	(868)	(497)	(1,847)	(667)

Net income attributable to Expedia, Inc.	$105,241	$140,393	$101,960	$192,432

Amounts attributable to Expedia, Inc.:
Income from continuing operations	$105,241	$87,682	$125,849	$93,508
Discontinued operations, net of taxes	—	52,711	(23,889)	98,924

Net income	$105,241	$140,393	$101,960	$192,432

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$0.79	$0.64	$0.95	$0.68
Diluted	0.76	0.63	0.91	0.67

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.79	$1.03	$0.77	$1.41
Diluted	0.76	1.01	0.73	1.38

Shares used in computing earnings per share:
Basic	132,556	136,796	132,877	136,863
Diluted	138,192	139,053	138,747	139,068

Dividends declared per common share	$0.09	$0.14	$0.18	$0.28

(1) Includes stock-based compensation as follows:
Cost of revenue	$803	$581	$1,722	$1,391
Selling and marketing	3,248	2,279	7,693	5,788
Technology and content	3,874	2,690	8,158	6,553
General and administrative	8,696	5,963	15,999	12,579

(2) Includes related party amounts as follows:	$55,720	$59,199	$107,081	$113,143

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$106,109	$140,890	$103,807	$193,099
Other comprehensive income (loss), net of tax
Currency translation adjustments	(24,326)	10,510	(11,375)	35,590
Unrealized gains (losses) on available for sale securities, net of taxes	(313)	985	1,089	951

Other comprehensive income (loss), net of tax	(24,639)	11,495	(10,286)	36,541

Comprehensive income	81,470	152,385	93,521	229,640
Less: Comprehensive (income) loss attributable to noncontrolling interests	18	(5,022)	(972)	(5,797)

Comprehensive income attributable to Expedia, Inc.	$81,488	$147,363	$92,549	$223,843

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,343,346	$689,134
Restricted cash and cash equivalents	24,489	19,082
Short-term investments	1,050,107	648,819
Accounts receivable, net of allowance of $9,428 and $7,959	512,856	339,427
Prepaid expenses and other current assets	141,383	121,541
Current assets of discontinued operations	14,330	456,426

Total current assets	3,086,511	2,274,429
Property and equipment, net	376,528	320,282
Long-term investments and other assets	204,938	289,348
Intangible assets, net	836,365	743,898
Goodwill	3,000,754	2,877,301

TOTAL ASSETS	$7,505,096	$6,505,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, merchant	$998,150	$777,602
Accounts payable, other	277,042	173,855
Deferred merchant bookings	1,791,628	833,625
Deferred revenue	22,855	15,238
Accrued expenses and other current liabilities	360,510	333,237
Current liabilities of discontinued operations	—	419,800

Total current liabilities	3,450,185	2,553,357
Long-term debt	1,249,312	1,249,281
Deferred income taxes, net	337,450	279,962
Other long-term liabilities	126,171	117,491

Commitments and contingencies

Stockholders’ equity:
Common stock $.0001 par value	19	18
Authorized shares: 1,600,000
Shares issued: 187,493 and 176,378
Shares outstanding: 122,943 and 120,781
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	5,714,512	5,474,653
Treasury stock - Common stock, at cost	(2,832,923)	(2,535,219)
Shares: 64,550 and 55,597
Retained earnings (deficit)	(620,279)	(722,239)
Accumulated other comprehensive loss	(26,761)	(17,350)

Total Expedia, Inc. stockholders’ equity	2,234,569	2,199,864
Noncontrolling interest	107,409	105,303

Total stockholders’ equity	2,341,978	2,305,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,505,096	$6,505,258

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011

Operating activities:
Net income	$103,807	$193,099
Less: Discontinued operations, net of tax	(23,889)	99,063

Net income from continuing operations	127,696	94,036
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	72,980	60,836
Amortization of stock-based compensation	33,572	26,311
Amortization of intangible assets	12,053	11,748
Deferred income taxes	8,556	4,729
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	14,522	(26,457)
Realized (gain) loss on foreign currency forwards	(10,460)	3,497
Other	14,772	3,128
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(142,121)	(109,543)
Prepaid expenses and other current assets	(13,494)	(59,959)
Accounts payable, merchant	193,080	219,651
Accounts payable, other, accrued expenses and other current liabilities	123,754	48,170
Deferred merchant bookings	958,066	810,740
Deferred revenue	7,619	(350)

Net cash provided by operating activities from continuing operations	1,400,595	1,086,537

Investing activities:
Capital expenditures, including internal-use software and website development	(117,217)	(98,616)
Purchases of investments	(1,007,745)	(853,445)
Sales and maturities of investments	674,315	432,866
Acquisitions, net of cash acquired	(199,267)	(8,075)
Net settlement of foreign currency forwards	10,460	(3,497)
Other, net	(1,999)	1,033

Net cash used in investing activities from continuing operations	(641,453)	(529,734)

Financing activities:
Treasury stock activity	(297,704)	(49,227)
Payment of dividends to stockholders	(24,409)	(38,584)
Proceeds from exercise of equity awards	224,770	13,749
Purchases of additional interests in controlled subsidiaries, net	—	70,626
Excess tax benefit on equity awards	16,920	3,613
Changes in restricted cash and cash equivalents	(5,498)	(7,373)
Other, net	32	2,320

Net cash used in financing activities from continuing operations	(85,889)	(4,876)

Net cash provided by continuing operations	673,253	551,927
Net cash provided by (used in) discontinued operations	(7,607)	103,559
Effect of exchange rate changes on cash and cash equivalents	(11,434)	20,600

Net increase in cash and cash equivalents	654,212	676,086
Cash and cash equivalents at beginning of period	689,134	621,199

Cash and cash equivalents at end of period	$1,343,346	$1,297,285

Supplemental cash flow information
Cash paid for interest from continuing operations	$43,441	$44,574
Income tax payments (refunds), net from continuing operations	(3,597)	7,282

See accompanying notes.

Notes to Consolidated Financial Statements

June 30, 2012

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

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items, except for the adjustment described below under “Reclassifications and Adjustments.” Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission.

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

Notes to Consolidated Financial Statements – (Continued)

Reclassifications and Adjustments

We have reclassified certain amounts related to our prior period results to conform to our current period presentation. In addition, during the three and six months ended June 30, 2012, we recorded an out of period increase to revenue of approximately $8 million and $5 million to correct a prior period overstatement related to sales and use tax in certain jurisdictions, which are recorded in net revenue. In accordance with the relevant accounting guidance, we evaluated the materiality of the adjustment from a quantitative and qualitative perspective and we concluded the adjustment would not have had a material impact on any individual prior period financial statements or affect the trend of financial results.

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

Note 3 – Acquisitions and Dispositions

Business Acquisitions. During the second quarter of 2012, we acquired a travel management company in the Nordics. The following table summarizes the fair value of the assets acquired and liabilities assumed in conjunction with this acquisition, in thousands:

June 30, 2012

Goodwill	$127,990
Intangible assets with definite lives(1)	110,284
Net liabilities(2)	(26,262)

Total	$212,012

(1)	The weighted average life of acquired intangible assets was 8.1 years.
(2)	Includes cash acquired of $13 million.

The business combination accounting is preliminary for up to 12 months after the acquisition date and subject to revision, and any change to the fair value of net assets acquired would be expected to lead to a corresponding change to the amount of goodwill recorded on a retroactive basis. The results of operations of the acquired business has been included in

Notes to Consolidated Financial Statements – (Continued)

our consolidated results from transaction closing date forward; its effect on consolidated revenue and operating income during the three and six months ended June 30, 2012 was not significant. For the three months ended June 30, 2012, the acquisition accounted for approximately 2% of total revenue and operating income.

Discontinued Operations. On December 20, 2011, we completed the spin-off of TripAdvisor, Inc., which included its flagship brand as well as 18 other travel media brands. Accordingly, we have presented the financial condition and results of operations of our former TripAdvisor Media Group segment in the consolidated financial statements through December 20, 2011 as discontinued operations. Additionally, the first quarter 2012 loss incurred to extinguish our 8.5% senior notes due 2016 (the “8.5% Notes”) as a result of the spin-off was recorded as discontinued operations. See below for a full description of the extinguishment. Financial data for the discontinued operations for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)

Revenue	$—	$169,242	$—	$317,528

Income (loss) before income taxes	—	75,075	(37,568)	140,471
Provision for income taxes	—	(22,318)	13,679	(41,408)

Net income (loss)	—	52,757	(23,889)	99,063
Net income attributable to noncontrolling interest	—	(46)	—	(139)

Net income (loss) attributable to discontinued operations	$—	$52,711	$(23,889)	$98,924

Earnings (loss) per share:
Basic		$0.39	$(0.18)	$0.72
Diluted		0.38	(0.17)	0.71

Shares used in computing earnings per share:
Basic		136,796	132,877	136,863
Diluted		139,053	138,747	139,068

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

As a result of the above, at December 31, 2011, we had a current asset of discontinued operations of $456 million primarily related to the deposit for the redemption price of the 8.5% Notes as well as a current liability of discontinued operations of $420 million for the 8.5% Notes, accrued interest expense related to the 8.5% Notes and accrued spin-off costs. At June 30, 2012, the current asset of discontinued operations included a $14 million tax benefit primarily related to the loss on the extinguishment of debt.

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$740,653	$740,653	$—
Time deposits	162,682	—	162,682
Investments:
Time deposits	929,230	—	929,230
Corporate debt securities	254,236	—	254,236

Total assets	$2,086,801	$740,653	$1,346,148

Liabilities
Foreign currency forward contracts	$4,832	$—	$4,832

Financial assets measured at fair value on a recurring basis as of December 31, 2011 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$310,075	$310,075	$—
Derivatives:
Foreign currency forward contracts	1,043	—	1,043
Investments:
Time deposits	592,162	—	592,162
Corporate debt securities	268,664	—	268,664

Total assets	$1,171,944	$310,075	$861,869

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of June 30, 2012 and December 31, 2011, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities all of which are classified as available for sale. As of June 30, 2012, we had $121 million of short-term and $133 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains of $2 million and gross unrealized losses of less than $1 million. As of December 31, 2011, we had $57 million of short-term and $212 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value with gross unrealized gains of $2 million and gross unrealized losses of $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of less than one year are classified as short-term investments. Of the total time deposit investments, $247 million and $228 million as of June 30, 2012 and December 31, 2011 related to balances held by our majority-owned subsidiaries.

Notes to Consolidated Financial Statements – (Continued)

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of June 30, 2012, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $869 million. We had a net forward liability of $5 million as of June 30, 2012 recorded in accrued expenses and other current liabilities and a net forward asset of $1 million as of December 31, 2011 recorded in prepaid expenses and other current assets. We recorded $2 million in net gains and $3 million in net losses from foreign currency forward contracts during the three months ended June 30, 2012 and 2011, and $4 million in net gains and $5 million in net losses for the six months ended June 30, 2012 and 2011.

Note 5 – Debt

The following table sets forth our outstanding debt:

	June 30, 2012	December 31, 2011
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,312	749,281

Long-term debt	$1,249,312	$1,249,281

We have excluded from the above table the $400 million 8.5% Notes, which were included in current liabilities of discontinued operations as of December 31, 2011 in the consolidated balance sheets, which were redeemed on January 19, 2012. For further information, see Note 3 — Acquisitions and Dispositions.

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at June 30, 2012 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part at any time at our option.

Our $750 million in registered senior unsecured notes outstanding at June 30, 2012 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part at any time or from time to time at our option.

The 7.456% and 5.95% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 12 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability (i) to create or incur liens, (ii) to enter into sale/leaseback transactions and (iii) to merge or consolidate with or into another entity. Accrued interest related to the Notes was $31 million as of both June 30, 2012 and December 31, 2011.

Based on quoted market prices, the estimated fair value of 7.456% Notes was approximately $580 million and $563 million as of June 30, 2012, and December 31, 2011, and the estimated fair value of 5.95% Notes was approximately $788 million and $760 million as of June 30, 2012, and December 31, 2011.

Notes to Consolidated Financial Statements – (Continued)

Credit Facility

Expedia, Inc. maintains a $750 million unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in August 2016. As of June 30, 2012 and December 31, 2011, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 22.5 basis points as of June 30, 2012. The facility contains financial covenants including leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of June 30, 2012, and December 31, 2011, there was $23 million and $22 million of outstanding stand-by LOCs issued under the facility.

Note 6 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented, which have been adjusted for the one-for-two reverse stock split in December 2011:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date

Six months ended June 30, 2012:
February 9, 2012	$0.09	March 12, 2012	$12,204	March 30, 2012
April 25, 2012	0.09	May 30, 2012	12,205	June 19, 2012

Six months ended June 30, 2011:
February 9, 2011	$0.14	March 11, 2011	$19,352	March 31, 2011
April 27, 2011	0.14	May 27, 2011	19,232	June 17, 2011

In addition, on July 25, 2012, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.13 per share of outstanding common stock payable on September 18, 2012 to stockholders of record as of the close of business on August 28, 2012. Future declarations of dividends are subject to final determination of our Board of Directors.

Share Repurchases

In 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. During the first half of 2012, we repurchased, through open market transactions, the remaining 8.8 million shares available under the 2010 authorization for a total cost of $291 million, excluding transaction costs, representing an average repurchase price of $33.24 per share. On April 25, 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. As of June 30, 2012, 20 million shares remain authorized for repurchase under the April 2012 authorization. There is no fixed termination date for the repurchases.

Stock-based Awards

During second quarter of 2012, we issued 7.3 million shares of Expedia, Inc. common stock as a result of the exercise of 30 million privately held warrants at a weighted average exercise price of $23.98 for total proceeds to the Company of approximately $175 million. As of June 30, 2012, we did not have any warrants outstanding.

Notes to Consolidated Financial Statements – (Continued)

Noncontrolling Interest

During the three and six months ended June 30, 2012, there was no significant ownership interest changes in noncontrolling interest. During the three and six months ended June 30, 2011, we acquired additional shares of eLong for $41 million and, at the same time, Tencent Holdings Limited also acquired approximately 16% of the outstanding shares of eLong for $84 million. The following table shows the effects of the changes in noncontrolling interest for the three and six months ended June 30 2011, in thousands:

	Three months ended June 30, 2011	Six months ended June 30, 2011

Net income attributable to Expedia, Inc.	$140,393	$192,432
Transfers (to) from the noncontrolling interest due to:
Net increase in Expedia, Inc.’s paid-in capital for newly issued eLong shares (1)	25,957	25,957

Net transfers from noncontrolling interest	25,957	25,957

Change from net income attributable to Expedia, Inc. and transfers from noncontrolling interest	$166,350	$218,389

(1)	Primarily due to our acquisition of 5.4 million newly issued shares of eLong and, at the same time, Tencent Holdings Limited acquisition of 11.1 million newly issued shares of eLong in the second quarter of 2011.

As of June 30, 2012, our ownership interest in eLong was approximately 67%.

Note 7 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

Income from continuing operations attributable to Expedia, Inc.	$105,241	$87,682	$125,849	$93,508

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$0.79	$0.64	$0.95	$0.68
Diluted	0.76	0.63	0.91	0.67

Weighted average number of shares outstanding:
Basic	132,556	136,796	132,877	136,863

Dilutive effect of:
Options to purchase common stock	3,988	1,574	3,715	1,604
Other dilutive securities	1,648	683	2,155	601

Diluted	138,192	139,053	138,747	139,068

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Notes to Consolidated Financial Statements – (Continued)

Note 8 – Income Taxes

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items. Our effective tax rate was 21.3% and 27.3% for the three months ended June 30, 2012 and 2011, and 21.0% and 27.7% for the six months ended June 30, 2012 and 2011. The decrease in the effective rate for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily due to an increase in estimated earnings in jurisdictions outside of the United States.

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

Litigation Relating to Hotel Occupancy Taxes. Seventy-nine lawsuits have been filed by cities, counties and states involving hotel occupancy taxes. Forty-seven lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, twenty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Seventeen dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $34 million as of June 30, 2012 and $32 million as of December 31, 2011. This reserve is based on our best estimate and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. In addition, as of December 31, 2011, we had an accrual totaling $10 million related to court decisions and final settlements. Changes to these settlement reserves are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that taxpayers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay-to-play.” These jurisdictions may attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of the tax ordinance. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. During 2010 and 2009, we expensed $3 million and $48 million related to monies paid in advance of litigation in occupancy tax proceedings in the cities of Santa Monica and San Francisco. In each case, we paid such amounts in order to be allowed to pursue litigation challenging whether we are required to pay hotel occupancy tax on the portion of the customer payment we retain as compensation and, if so, the actual amounts owed. We do not believe that the amounts we retain as compensation are subject to the cities’ hotel occupancy tax ordinances. If we prevail in the litigation (including any appeal), the cities will be required to repay these amounts, plus interest. In December 2011, the city of Santa Monica returned the $3 million in exchange for a letter of credit. In June 2012, the city of San Francisco issued additional

Notes to Consolidated Financial Statements – (Continued)

assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the travel companies, including $22 million against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, have been contested by the online companies.

On March 30, 2012, the city of Portland and Multnomah County filed a motion to dismiss the suit brought by the online travel companies, including Expedia, on the basis that the online travel companies should be required to exhaust their administrative remedies, including the payment of any taxes allegedly owed, before proceeding in a lawsuit. On June 15, 2012, the court denied the city and county’s motion to dismiss and the case will proceed in court without the prepayment of the city and county’s claims for taxes.

Note 10 – Related Party Transactions

Mr. Diller, our Chairman of the Board of Directors and Senior Executive, through shares he owns beneficially as well as those subject to an irrevocable proxy granted by Liberty Interactive Corporation, controlled approximately 62% of the combined voting power of the outstanding Expedia capital stock as of June 30, 2012. As such, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty could effectively control the voting power of our capital stock.

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

TripAdvisor, Inc. In connection with the spin-off, we entered into various agreements with TripAdvisor, a related party due to common ownership, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement. In addition, we will continue to work with TripAdvisor pursuant to various commercial agreements between subsidiaries of Expedia, on the one hand, and subsidiaries of TripAdvisor, on the other hand. The various commercial agreements, including click-based advertising agreements, content sharing agreements and display-based and other advertising agreements, have terms of up to one year. We recognized approximately $2 million and $3 million of revenue and expensed approximately $56 million and $107 million related to these various agreements with TripAdvisor during the three and six months ended June 30, 2012. In addition, we reclassified sales and marketing expense related to amounts we paid to TripAdvisor prior to the spin-off, which were previously eliminated in consolidation, to third party expenses for the three and six months ended June 30, 2011. Net amounts payable to TripAdvisor were $35 million and $14 million as of June 30, 2012 and December 31, 2011 and were primarily included in accounts payable, other on the consolidated balance sheet.

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

Notes to Consolidated Financial Statements – (Continued)

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

The following tables present our segment information for the three and six months ended June 30, 2012 and 2011. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended June 30, 2012
	Leisure	Egencia	Corporate	Total
	(In thousands)

Revenue	$964,252	$75,728	$—	$1,039,980

Adjusted EBITDA	$283,053	$17,820	$(77,972)	$222,901
Depreciation	(17,565)	(2,739)	(18,362)	(38,666)
Amortization of intangible assets	—	—	(8,631)	(8,631)
Stock-based compensation	—	—	(16,621)	(16,621)
Legal reserves, occupancy tax and other	—	—	(3,350)	(3,350)
Realized gain on revenue hedges	(1,192)	—	—	(1,192)

Operating income (loss)	$264,296	$15,081	$(124,936)	154,441

Other expense, net				(19,577)

Income from continuing operations before income taxes				134,864
Provision for income taxes				(28,755)

Net income				106,109
Net income attributable to noncontrolling interests				(868)

Net income attributable to Expedia, Inc.				$105,241

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2011
	Leisure	Egencia	Corporate	Total
	(In thousands)

Revenue	$866,144	$47,447	$—	$913,591

Adjusted EBITDA	$253,858	$9,555	$(74,417)	$188,996
Depreciation	(13,502)	(2,165)	(15,984)	(31,651)
Amortization of intangible assets	—	—	(5,914)	(5,914)
Stock-based compensation	—	—	(11,513)	(11,513)
Legal reserves, occupancy tax and other	—	—	(2,531)	(2,531)
Realized loss on revenue hedges	6,320	—	—	6,320

Operating income (loss)	$246,676	$7,390	$(110,359)	143,707

Other expense, net				(22,442)

Income from continuing operations before income taxes				121,265
Provision for income taxes				(33,132)

Income from continuing operations				88,133
Discontinued operations, net of taxes				52,757

Net income				140,890
Net income attributable to noncontrolling interests				(497)

Net income attributable to Expedia, Inc.				$140,393

	Six months ended June 30, 2012
	Leisure	Egencia	Corporate	Total
	(In thousands)

Revenue	$1,728,065	$128,403	$—	$1,856,468

Adjusted EBITDA	$454,275	$27,722	$(157,278)	$324,719
Depreciation	(33,257)	(4,745)	(34,978)	(72,980)
Amortization of intangible assets	—	—	(12,053)	(12,053)
Stock-based compensation	—	—	(33,572)	(33,572)
Legal reserves, occupancy tax and other	—	—	(3,074)	(3,074)
Realized loss on revenue hedges	84	—	—	84

Operating income (loss)	$421,102	$22,977	$(240,955)	203,124

Other expense, net				(41,433)

Income from continuing operations before income taxes				161,691
Provision for income taxes				(33,995)

Income from continuing operations				127,696
Discontinued operations, net of taxes				(23,889)

Net income				103,807
Net income attributable to noncontrolling interests				(1,847)

Net income attributable to Expedia, Inc.				$101,960

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2011
	Leisure	Egencia	Corporate	Total
	(In thousands)

Revenue	$1,551,816	$89,610	$—	$1,641,426

Adjusted EBITDA	$403,853	$17,293	$(150,123)	$271,023
Depreciation	(26,266)	(4,168)	(30,402)	(60,836)
Amortization of intangible assets	—	—	(11,748)	(11,748)
Stock-based compensation	—	—	(26,311)	(26,311)
Legal reserves, occupancy tax and other	—	—	(4,889)	(4,889)
Realized loss on revenue hedges	11,626	—	—	11,626

Operating income (loss)	$389,213	$13,125	$(223,473)	178,865

Other expense, net				(48,811)

Income from continuing operations before income taxes				130,054
Provision for income taxes				(36,018)

Income from continuing operations				94,036
Discontinued operations, net of taxes				99,063

Net income				193,099
Net income attributable to noncontrolling interests				(667)

Net income attributable to Expedia, Inc.				$192,432

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

Note 12 – Guarantor and Non-Guarantor Supplemental Financial Information

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

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$901,215	$139,728	$(963)	$1,039,980

Costs and expenses:
Cost of revenue	—	186,929	42,680	132	229,741
Selling and marketing	—	335,070	111,085	(1,582)	444,573
Technology and content	—	87,071	29,344	(389)	116,026
General and administrative	—	54,733	27,609	876	83,218
Amortization of intangible assets	—	1,573	7,058	—	8,631
Legal reserves, occupancy tax and other	—	3,350	—	—	3,350
Intercompany (income) expense, net	—	171,914	(171,914)	—	—

Operating income	—	60,575	93,866	—	154,441

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	117,025	104,448	—	(221,473)	—
Other, net	(20,895)	(35,556)	36,874	—	(19,577)

Total other income (expense), net	96,130	68,892	36,874	(221,473)	(19,577)

Income before income taxes	96,130	129,467	130,740	(221,473)	134,864
Provision for income taxes	9,111	(11,324)	(26,542)	—	(28,755)

Net income	105,241	118,143	104,198	(221,473)	106,109
Net income attributable to noncontrolling interests	—	—	(868)	—	(868)

Net income attributable to Expedia, Inc.	$105,241	$118,143	$103,330	$(221,473)	$105,241

Comprehensive income attributable to Expedia, Inc.	$105,241	$117,868	$79,852	$(221,473)	$81,488

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$799,735	$117,551	$(3,695)	$913,591

Costs and expenses:
Cost of revenue	—	167,602	28,046	162	195,810
Selling and marketing	—	294,074	110,376	(3,967)	400,483
Technology and content	—	74,639	18,516	(54)	93,101
General and administrative	—	51,080	20,801	164	72,045
Amortization of intangible assets	—	1,248	4,666	—	5,914
Legal reserves, occupancy tax and other	—	2,531	—	—	2,531
Intercompany (income) expense, net	—	157,347	(157,347)	—	—

Operating income	—	51,214	92,493	—	143,707

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	102,204	74,111	—	(176,315)	—
Other, net	(20,821)	(7,719)	6,098	—	(22,442)

Total other income (expense), net	81,383	66,392	6,098	(176,315)	(22,442)

Income from continuing operations before income taxes	81,383	117,606	98,591	(176,315)	121,265
Provision for income taxes	6,253	(14,484)	(24,901)	—	(33,132)

Income from continuing operations	87,636	103,122	73,690	(176,315)	88,133
Discontinued operations, net of taxes	52,757	55,395	37,731	(93,126)	52,757

Net income	140,393	158,517	111,421	(269,441)	140,890
Net income attributable to noncontrolling interests	—	—	(497)	—	(497)

Net income attributable to Expedia, Inc.	$140,393	$158,517	$110,924	$(269,441)	$140,393

Comprehensive income attributable to Expedia, Inc.	$140,393	$159,154	$117,190	$(269,374)	$147,363

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Six months ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,624,735	$234,400	$(2,667)	$1,856,468

Costs and expenses:
Cost of revenue	—	356,026	73,358	455	429,839
Selling and marketing	—	616,118	209,226	(3,699)	821,645
Technology and content	—	169,804	55,541	(408)	224,937
General and administrative	—	106,458	54,353	985	161,796
Amortization of intangible assets	—	3,333	8,720	—	12,053
Legal reserves, occupancy tax and other	—	3,074	—	—	3,074
Intercompany (income) expense, net	—	314,661	(314,661)	—	—

Operating income	—	55,261	147,863	—	203,124

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	149,369	138,610	—	(287,979)	—
Other, net	(41,701)	(35,693)	35,961	—	(41,433)

Total other income (expense), net	107,668	102,917	35,961	(287,979)	(41,433)

Income from continuing operations before income taxes	107,668	158,178	183,824	(287,979)	161,691
Provision for income taxes	18,181	(7,005)	(45,171)	—	(33,995)

Income from continuing operations	125,849	151,173	138,653	(287,979)	127,696
Discontinued operations, net of taxes	(23,889)	—	—	—	(23,889)

Net income	101,960	151,173	138,653	(287,979)	103,807
Net income attributable to noncontrolling interests	—	—	(1,847)	—	(1,847)

Net income attributable to Expedia, Inc.	$101,960	$151,173	$136,806	$(287,979)	$101,960

Comprehensive income attributable to Expedia, Inc.	$101,960	$151,659	$126,909	$(287,979)	$92,549

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Six months ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,441,193	$207,403	$(7,170)	$1,641,426

Costs and expenses:
Cost of revenue	—	318,859	52,344	217	371,420
Selling and marketing	—	553,076	205,778	(7,463)	751,391
Technology and content	—	146,130	33,832	(54)	179,908
General and administrative	—	103,087	39,988	130	143,205
Amortization of intangible assets	—	2,522	9,226	—	11,748
Legal reserves, occupancy tax and other	—	4,889	—	—	4,889
Intercompany (income) expense, net	—	279,536	(279,536)	—	—

Operating income	—	33,094	145,771	—	178,865

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	122,488	123,128	—	(245,616)	—
Other, net	(41,616)	(29,032)	21,837	—	(48,811)

Total other income (expense), net	80,872	94,096	21,837	(245,616)	(48,811)

Income from continuing operations before income taxes	80,872	127,190	167,608	(245,616)	130,054
Provision for income taxes	12,497	(3,110)	(45,405)	—	(36,018)

Income from continuing operations	93,369	124,080	122,203	(245,616)	94,036
Discontinued operations, net of taxes	99,063	104,826	64,369	(169,195)	99,063

Net income	192,432	228,906	186,572	(414,811)	193,099
Net income attributable to noncontrolling interests	—	—	(667)	—	(667)

Net income attributable to Expedia, Inc.	$192,432	$228,906	$185,905	$(414,811)	$192,432

Comprehensive income attributable to Expedia, Inc.	$192,432	$229,592	$216,563	$(414,744)	$223,843

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS

Total current assets	$126,923	$2,849,814	$657,305	$(547,531)	$3,086,511
Investment in subsidiaries	4,041,461	1,157,426	—	(5,198,887)	—
Intangible assets, net	—	637,963	198,402	—	836,365
Goodwill	—	2,436,533	564,221	—	3,000,754
Other assets, net	5,250	435,529	140,687	—	581,466

TOTAL ASSETS	$4,173,634	$7,517,265	$1,560,615	$(5,746,418)	$7,505,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$582,344	$3,121,686	$293,686	$(547,531)	$3,450,185
Long-term debt	1,249,312	—	—	—	1,249,312
Other liabilities	—	348,796	114,825	—	463,621
Stockholders’ equity	2,341,978	4,046,783	1,152,104	(5,198,887)	2,341,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,173,634	$7,517,265	$1,560,615	$(5,746,418)	$7,505,096

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS

Total current assets	$551,488	$1,538,509	$644,825	$(460,393)	$2,274,429
Investment in subsidiaries	3,891,811	1,126,412	—	(5,018,223)	—
Intangible assets, net	—	634,581	109,317	—	743,898
Goodwill	—	2,415,482	461,819	—	2,877,301
Other assets, net	5,587	465,473	138,570	—	609,630

TOTAL ASSETS	$4,448,886	$6,180,457	$1,354,531	$(5,478,616)	$6,505,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$894,438	$1,906,349	$212,963	$(460,393)	$2,553,357
Long-term debt	1,249,281	—	—	—	1,249,281
Other liabilities	—	378,729	18,724	—	397,453
Stockholders’ equity	2,305,167	3,895,379	1,122,844	(5,018,223)	2,305,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,448,886	$6,180,457	$1,354,531	$(5,478,616)	$6,505,258

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)

Operating activities:
Net cash provided by operating activities from continuing operations	$—	$1,290,763	$109,832	$1,400,595

Investing activities:
Capital expenditures, including internal-use software and website development	—	(95,786)	(21,431)	(117,217)
Purchases of investments	—	(773,654)	(234,091)	(1,007,745)
Sales and maturities of investments	—	461,527	212,788	674,315
Acquisitions, net of cash acquired	—	—	(199,267)	(199,267)
Other, net	—	10,460	(1,999)	8,461

Net cash used in investing activities from continuing operations	—	(397,453)	(244,000)	(641,453)

Financing activities:
Treasury stock activity	(297,704)	—	—	(297,704)
Payment of dividends to stockholders	(24,409)	—	—	(24,409)
Transfers (to) from related parties	80,768	(80,768)	—	—
Proceeds from exercise of equity awards	224,425	—	345	224,770
Other, net	16,920	(5,491)	25	11,454

Net cash provided by (used in) financing activities from continuing operations	—	(86,259)	370	(85,889)
Net cash provided by (used in) continuing operations	—	807,051	(133,798)	673,253

Net cash used in discontinued operations	—	(7,607)	—	(7,607)

Effect of exchange rate changes on cash and cash equivalents	—	(8,088)	(3,346)	(11,434)

Net increase (decrease) in cash and cash equivalents	—	791,356	(137,144)	654,212
Cash and cash equivalents at beginning of period	—	357,252	331,882	689,134

Cash and cash equivalents at end of period	$—	$1,148,608	$194,738	$1,343,346

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$1,061,683	$24,854	$1,086,537

Investing activities:
Capital expenditures, including internal-use software and website development	—	(87,180)	(11,436)	(98,616)
Purchases of investments	—	(793,591)	(59,854)	(853,445)
Sales and maturities of investments	—	390,792	42,074	432,866
Other, net	—	(3,497)	(7,042)	(10,539)

Net cash used in investing activities from continuing operations	—	(493,476)	(36,258)	(529,734)

Financing activities:
Treasury stock activity	(49,227)	—	—	(49,227)
Payment of dividends to stockholders	(38,584)	—	—	(38,584)
Purchase of additional interests in controlled subsidiaries, net	—	—	70,626	70,626
Transfers (to) from related parties	71,269	(71,269)	—	—
Other, net	16,542	(7,250)	3,017	12,309

Net cash provided by (used in) financing activities from continuing operations	—	(78,519)	73,643	(4,876)
Net cash provided by continuing operations	—	489,688	62,239	551,927

Net cash provided by discontinued operations	—	103,559	—	103,559

Effect of exchange rate changes on cash and cash equivalents	—	11,281	9,319	20,600

Net increase in cash and cash equivalents	—	604,528	71,558	676,086
Cash and cash equivalents at beginning of period	—	361,516	259,683	621,199

Cash and cash equivalents at end of period	$—	$966,044	$331,241	$1,297,285

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

Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.com™, Expedia Affiliate Network (“EAN”), Classic Vacations, Expedia Local Expert™, Expedia® CruiseShipCenters®, Egencia™ , eLong™, and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2011, approximately 54% of U.S. leisure, unmanaged and corporate travel expenditures occurred online, compared with approximately 39% of European travel. Online penetration in the Asia Pacific region is estimated to be over 20%, lagging behind that of Europe. These penetration rates have increased over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, and supplier growth outpaced online agency growth for several years. Competitive entrants such as “metasearch” companies have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies. Newer models, such as daily deals and private sale sites have also begun proliferating. We have a number of “daily deals” offered on our retail websites as well as deal specific offerings such as Hotwire’s Travel-Ticker, and a partnership with Groupon called Groupon Getaways with Expedia. In addition, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations and proposed and actual acquisitions by companies such as Google and Microsoft.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model has seen rapid adoption in Europe. Expedia has both a merchant and an agency hotel offer for our hotel supply partners and we expect our use of these models to continue to evolve. For example, we recently started introducing new technology to our hotel supply partners, which will enable closer integration of the agency hotel model with our core merchant offering in the United States and Europe. Specifically, for participating hotels, we will be able to offer travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay. We are calling this program Expedia Traveler Preference (“ETP”).

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

Hotel

We generate the majority of our revenue through the marketing and distribution of hotel rooms (stand-alone and package bookings). Our relationships and negotiated economics with our hotel supply partners have remained broadly stable in the past few years. We have, however, implemented new customer loyalty programs and have eliminated or reduced some fees in that timeframe and, as such, the margin of revenue we earn per booking has declined. Over the course of the last two years, occupancies and average daily rates (“ADRs”) in the lodging industry have generally improved in a gradually improving overall travel environment. From a supply perspective, there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help hoteliers with their objective of continuing to grow their ADRs and could lead to pressure in negotiations with hoteliers and may ultimately lead to pressure on terms for us and our OTA competitors. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. We have had success adding supply to our marketplace with almost 155,000 hotels as of the end of the second quarter of 2012 representing growth in our direct relationships with hoteliers of 14%. In addition, our room night growth has been healthy, with room nights growing 14% in 2010, 18% in 2011 and 23% for the first half of 2012. ADRs for rooms booked on Expedia sites grew 1% in 2010 and 5% in 2011, while they declined 1% for the first half of 2012.

Air

The airline sector in particular has historically experienced significant turmoil. In recent years, there has been increased air carrier consolidation, generally resulting in lower overall capacity and higher fares. In addition, air carriers have made significant efforts to keep seat capacity relatively low in order to ensure that demand for seats remains high and that flights are as full as possible. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Ticket prices on Expedia sites grew 11% in 2011 and 6% in the first half of 2012. We are encountering significant pressure on air remuneration as certain supply agreements renew, and as air carriers and global distribution system (“GDS”) intermediaries re-negotiate their long-term agreements.

In part as a result of sharply rising average ticket prices, our ticket volumes decreased by 8% in 2011 after having grown by 11% in 2010. Air ticket volumes grew 4% in the first half of 2012, largely due to the acquisition of VIA Travel and air ticket sales of a major U.S. carrier, which were absent in the first quarter of 2011 due to a commercial disagreement.

From a product perspective, over 70% of our revenue comes from transactions involving the booking of hotel reservations, with approximately 10% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the products we distribute and represents our best overall growth opportunity.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. They each operate a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technological platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched our new Hotels.com global platform in the first quarter of 2010, enabling us to significantly increase the innovation cycle for that brand. Since then, we have been successful in improving conversion and driving much faster growth rates for the Hotels.com brand. We are in the midst of a similar transformation for our Expedia brand, having rolled out its new hotel platform in the second half of 2011, followed by the air platform rollout during the first half of 2012, with expectations that the new package platform will be launched late in 2012.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, which is the second largest online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Europe. Egencia, our corporate travel business, operates in 54 countries around the world and continues to expand aggressively, including its recent acquisition of VIA Travel, a travel management company in the Nordics. We also partner in a 50/50 joint venture with AirAsia – a low cost carrier serving the Asia-Pacific region – to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. In 2011, approximately 39% of our worldwide gross bookings and 42% of worldwide revenue were international up from 22% for both worldwide gross bookings and revenue in 2005. For the first half of 2012, 38% of our gross bookings and 41% of our revenue were international. We have a stated goal of driving more than half of our gross bookings and revenue through international points of sale.

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

New Channel Penetration. Today, the vast majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends. We own a leading travel application company called Mobiata which is responsible for several top travel applications, such as FlightTrack, FlightTrack Pro and FlightBoard, and is now creating mobile applications for our Expedia brand, most recently launching the mobile Expedia Hotels application for both the iPhone and the iPad. We believe mobile bookings present an opportunity for incremental growth as they are typically completed within one day of the travel or stay which is a much shorter booking window than we have historically experienced via more traditional online booking methods. We are also working with suppliers on specific mobile offerings which can represent a unique value proposition and offer customers room nights for as much as a 50% discount from retail rates.

We also continue to conduct numerous experiments within the ‘daily deals’ space. For example, our Expedia brand has an exclusive partnership with Groupon, Groupon Getaways with Expedia, where we work with suppliers to offer consumers deeply discounted travel opportunities on a limited basis. We believe this may also represent incremental travel bookings as it typically represents an impulse purchase compared to historical travel purchasing activity which tends to be a highly considered and deliberate transaction. Our Hotwire brand also operates the Travel-Ticker brand which sources and markets deep discount travel. Virtually all of our leisure brands have efforts related to the daily deals or deep discount space.

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

Occupancy Taxes

We are currently involved in 47 lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recent developments include:

•

Broward County, Florida Litigation. The court granted the online travel companies’ motion for partial summary judgment and motion for summary judgment as to Broward County’s counterclaims and held that the online travel companies have no obligation to collect and remit hotel occupancy taxes.

•

City of Rome, Georgia Litigation. The court ruled on the parties’ cross motions for summary judgment and held that online travel companies were not previously subject to, and therefore are not obligated to pay, past hotel occupancy taxes to cities in the state of Georgia.

•	Leon County, Florida et al. Litigation. The counties are appealing the trial court decision in favor of the online travel companies that hotel occupancy taxes are not due.

•

New York City Litigation. The First Appellate Division of the New York Supreme Court denied the city’s motion for reargument or leave to appeal the decision in favor of Expedia that the city did not previously have the authority to tax online travel companies. The city is seeking an appeal of the decision in favor of Expedia to the New York Court of Appeals.

•

City of Portland Litigation. The court denied the city and county of Portland’s motion to dismiss the lawsuit brought by the online travel companies. The case will not proceed in the administrative process. Instead, it will proceed in court and the online travel companies will not be required to pay tax assessments prior to seeking a legal determination from the court that it has no obligation to pay hotel occupancy taxes.

•

City of San Francisco, California Litigation. The city of San Francisco issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the travel companies, including $22 million against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, have been contested by the online companies.

•

City of Denver, Colorado Litigation. The online travel companies filed a suit appealing a tax assessment for hotel occupancy taxes, which was previously upheld by the city and county of Denver’s Hearing Officer.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $34 million as of June 30, 2012, which includes amounts expected to be paid in connection with the developments described above, and $32 million as of December 31, 2011. In addition, as of December 31, 2011, we also accrued $10 million related to court decisions and the potential and final settlement of issues related to hotel occupancy taxes.

Certain jurisdictions may require us to pay tax assessments, including occupancy tax assessments, prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission by the taxpayer that it believes it is subject to such taxes. During 2009, we expensed $48 million related to monies paid in advance of litigation in occupancy tax proceedings in the city of San Francisco. During 2010, we expensed $3 million related to monies paid in advance of litigation in occupancy tax proceedings in the city of Santa Monica; these funds were returned to us by the city in December 2011 in exchange for a letter of credit. We do not believe that the amounts we retain as compensation are subject to the cities’ hotel occupancy tax ordinances. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts, plus interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity.

In addition, certain jurisdictions, including the states of New York, North Carolina and Minnesota, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to the city of New York, the state of New York, the state and local jurisdictions of South Carolina, and the city of Atlanta, Georgia.

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

Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Gross Bookings
Leisure	$8,019	$7,270	10%	$15,684	$13,923	13%
Egencia	938	684	37%	1,693	1,326	28%

Total gross bookings	$8,957	$7,954	13%	$17,377	$15,249	14%

Revenue Margin
Leisure	12.0%	11.9%		11.0%	11.1%
Egencia	8.1%	6.9%		7.6%	6.8%
Total revenue margin	11.6%	11.5%		10.7%	10.8%

The increase in worldwide gross bookings for the three and six months ended June 30, 2012, as compared to the same periods in 2011, was primarily due to a 22% and 23% increase in hotel room nights.

Revenue margin was largely consistent for the three and six months ended June 30, 2012, as compared to the same periods in 2011.

Results of Operations

Revenue

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Leisure	$964	$866	11%	$1,728	$1,551	11%
Egencia	76	48	60%	128	90	43%

Total revenue	$1,040	$914	14%	$1,856	$1,641	13%

Revenue increased for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to an increase in hotel room nights stayed partially offset by a decrease in revenue per room night and revenue per ticket. Egencia’s acquisition of VIA Travel in the second quarter of 2012 added approximately 2% to year-over-year growth to total revenue for the second quarter of 2012. In addition, during the three and six months ended June 30, 2012, we recorded an out of period increase to hotel revenue of approximately $8 million and $5 million to correct a prior period overstatement related to sales and use tax in certain jurisdictions, which are recorded in net revenue. Excluding this adjustment, revenue increased 13% for the three and six month periods of June 30, 2012 compared to the same periods in 2011.

Worldwide hotel revenue increased 16% and 17% for the three and six months ended June 30, 2012, compared to the same periods in 2011. The increase was primarily due to a 22% and 23% increase in room nights stayed, partially offset by a 5% decrease in revenue per room night for both periods. Revenue per room night decreased primarily due to changes in our hotel product mix, discounting at the Hotwire brand, impacts from foreign currency and accruals for loyalty programs at Expedia and Hotels.com.

Worldwide air revenue decreased 8% and 13% for the three and six months ended June 30, 2012, compared to the same periods in 2011, due to an 11% and 16% decrease in revenue per air ticket, partially offset by a 3% and 4% increase in air tickets sold. The increase in air tickets sold primarily relates to the VIA Travel acquisition and was partially offset by volume pressure associated with a 5% and 6% increase in average ticket prices for the periods. In addition, the year-over-year increase for air tickets sold for six months ended June 30, 2012 was also due to the availability of American Airlines tickets in the current year that were not available to our leisure consumers during the first quarter of 2011. Revenue per air ticket declined for both the quarterly and year-to-date periods due to lower net supplier economics and impacts from foreign exchange, partially offset by certain regional and interline consumer booking fees.

The remaining worldwide revenue, other than hotel and air discussed above, increased by 17% and 16% for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily through strong growth in corporate travel fees partially due to the VIA travel acquisition, advertising and media revenue as well as car revenue.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$787	$685	15%	$1,390	$1,205	15%
Agency	221	200	10%	403	380	6%
Advertising and media	32	29	12%	63	56	13%

Total revenue	$1,040	$914	14%	$1,856	$1,641	13%

Merchant revenue increased for the three and six months ended June 30, 2012, compared to the same periods in 2011, due to the increase in merchant hotel revenue primarily driven by an increase in room nights stayed.

Agency revenue increased for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to the growth in our agency hotel business and corporate travel business, partially offset by a decline in agency air revenue.

Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)

Customer operations	$113	$92	22%	$210	$175	20%
Credit card processing	71	64	10%	132	118	12%
Data center and other	46	40	17%	88	78	12%

Total cost of revenue	$230	$196	17%	$430	$371	16%

% of revenue	22.1%	21.4%		23.2%	22.6%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, destination supply, and stock-based compensation.

During the three and six months ended June 30, 2012, the primary drivers of the increase in cost of revenue expense were higher credit card processing costs related to our merchant bookings growth as well as higher headcount and other customer service costs related to the VIA Travel acquisition and additional headcount to support our global customer operations, partially offset by lower debit card fees and an increase in credit card rebates.

Selling and Marketing

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)

Direct costs	$345	$311	11%	$627	$580	8%
Indirect costs	100	89	12%	195	171	14%

Total selling and marketing	$445	$400	11%	$822	$751	9%

% of revenue	42.7%	43.8%		44.3%	45.8%

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

Selling and marketing expenses increased $45 million and $71 million during the three and six months ended June 30, 2012, compared to the same periods in 2011, driven by increases in affiliate marketing expenses at EAN, marketing expenses at Hotels.com as well as higher personnel expenses driven by additional headcount across several brands and our supply organization. For the three and six months ended June 30, 2012, these increases were partially offset by lower offline marketing expenses at our Expedia brand as well as lower online marketing spend for our Expedia brand for the six months ended June 30, 2012.

Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)

Personnel and overhead	$64	$50	28%	$125	$96	30%
Depreciation and amortization of technology assets	27	19	39%	50	38	29%
Other	25	24	5%	50	46	10%

Total technology and content	$116	$93	25%	$225	$180	25%

% of revenue	11.2%	10.2%		12.1%	11.0%

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

The increase of $23 million and $45 million in technology and content expense during the three and six months ended June 30, 2012, compared to the same periods in 2011, was primarily due to increased personnel costs for additional headcount to support key technology projects for our Expedia brand, supply organization and corporate technology function as well as increased depreciation and amortization of technology assets.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)

Personnel and overhead	$53	$44	20%	$104	$86	20%
Professional fees and other	30	28	8%	58	57	3%

Total general and administrative	$83	$72	16%	$162	$143	13%

% of revenue	8.0%	7.9%		8.7%	8.7%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

The $11 million and $19 million increase in general and administrative expense during the three and six months ended June 30, 2012, compared to the same periods in 2011, was due primarily to higher personnel expenses resulting from an increase in headcount.

Amortization of Intangible Assets

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)

Amortization of intangible assets	$9	$6	46%	$12	$12	3%
% of revenue	0.8%	0.6%		0.6%	0.7%

Amortization for the three and six months ended June 30, 2012 increased compared to the same periods of 2011 due to amortization related to a new business acquisition. In addition, amortization for the six months ended June 30, 2012 included an approximate $2 million reduction related to a change in the estimated value of contingent purchase consideration for one of our prior acquisitions.

Legal Reserves, Occupancy Tax and Other

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$3	$3	32%	$3	$5	(37%)

Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy tax proceedings (“pay-to-play”) as well as certain other legal reserves.

Operating Income

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)

Operating income	$154	$144	7%	$203	$179	14%
% of revenue	14.9%	15.7%		10.9%	10.9%

Operating income increased for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to a growth in revenue. For the three months ended June 30, 2012, this increase was partially offset by increased cost and expenses, including a growth in technology and content expense in excess of revenue growth.

Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)

Interest income	$7	$5	30%	$13	$9	46%
Interest expense	(22)	(22)	(2%)	(43)	(45)	(4%)

Interest income increased for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to a higher rate of return on cash, cash equivalent and investment balances.

Other, Net

Other, net remained consistent for the three and six months ended June 30, 2012, compared to the same periods in 2011, as lower net foreign exchange rate losses were mostly offset by an increase in equity method operating losses.

Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)

Provision for income taxes	$29	$33	(13%)	$34	$36	(6%)
Effective tax rate	21.3%	27.3%		21.0%	27.7%

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.

The decrease in the effective rate for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily due to an increase in estimated earnings in jurisdictions outside of the United States.

Our effective tax rate was 21.3% and 21.0% for the three and six months ended June 30, 2012, which was lower than the 35% federal statutory rate primarily due to estimated earnings in jurisdictions outside the United States.

Our effective tax rate was 27.3% and 27.7% for the three and six months ended June 30, 2011, which was lower than the 35% federal statutory rate primarily due to estimated earnings in jurisdictions outside the United States, partially offset by state income taxes and accruals related to uncertain tax positions.

Discontinued Operations, Net of Taxes

During the six months ended June 30, 2012, we incurred a loss from early extinguishment of our 8.5% senior notes due 2016 (the “8.5% Notes”) resulting directly from the spin-off of TripAdvisor. The pre-tax loss was approximately $38 million (or $24 million net of tax), which included an early redemption premium of $33 million and the write-off of $5 million of unamortized debt issuance and discount costs. This loss was recorded within discontinued operations in the first quarter of 2012, as that was the period in which the 8.5% Notes were legally extinguished. For additional information, see Note 3 — Acquisitions and Dispositions in the notes to the consolidated financial statements. Discontinued operations also includes the results of operations of TripAdvisor for the three and six months ended June 30, 2011, the reclassification of expense related to the obligation to fund a charitable foundation that was assumed by TripAdvisor in conjunction with the spin-off as well as interest expense and amortization of debt issuance costs and discount related to 8.5% Notes which were redeemed in connection with the spin-off.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $2.4 billion and $1.3 billion at June 30, 2012 and December 31, 2011, including $302 million of cash and short-term investment balances of majority-owned subsidiaries for both periods as well as $40 million and $131 million held in foreign subsidiaries related to earnings indefinitely invested outside the United States; and our $750 million revolving credit facility. As of June 30, 2012, $727 million was available under the facility representing the total $750 million facility less $23 million of outstanding stand-by letters of credit. The revolving credit facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points, and the commitment fee on undrawn amounts at 22.5 basis points as of June 30, 2012.

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

For example, we recently started introducing new technology to our hotel supply partners, which will enable closer integration of the agency hotel model with our core merchant offering in the United States and Europe. Depending on relative traveler and supplier adoption rates, among other things, the introduction of ETP could drive future impacts to working capital and cash flow over time.

Seasonal fluctuations in our merchant hotel bookings affect the timing of our annual cash flows. During the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses and cash flows are typically negative. While we expect the impact of seasonal fluctuations to continue, merchant hotel growth rates, changes to the model or booking patterns, as well as changes in the relative mix of merchant hotel transactions compared with transactions in our working capital consuming businesses, including ETP, may counteract or intensify the anticipated seasonal fluctuations.

As of June 30, 2012, we had a deficit in our working capital of $364 million, compared to a deficit of $279 million as of December 31, 2011.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements to infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions, share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Our capital expenditures for full year 2012 are expected to be above 2011 spending levels.

Our cash flows are as follows:

	Six months ended June 30,
	2012	2011	$ Change
	(In millions)
Cash provided by (used in) continuing operations:
Operating activities	$1,401	$1,087	$314
Investing activities	(641)	(530)	(111)
Financing activities	(86)	(5)	(81)
Net cash provided by (used in) discontinued operations	(8)	104	(111)
Effect of foreign exchange rate changes on cash and cash equivalents	(11)	21	(32)

For the six months ended June 30, 2012, net cash provided by operating activities increased by $314 million primarily due to increased benefits from working capital changes as well as an increase in operating income.

For the six months ended June 30, 2012, cash used in investing activities increased by $111 million primarily due to an increase of cash used for acquisitions of $191 million, partially offset by lower net purchases of investments of $87 million.

Cash used in financing activities for the six months ended June 30, 2012 primarily included cash paid to acquire shares of $298 million, including the repurchased shares under the 2010 authorization discussed below, as well as $24 million cash dividend payments, partially offset by $225 million of proceeds from the exercise of equity awards, including the warrants discussed below. Cash used in financing activities for the six months ended June 30, 2011 primarily included cash paid to acquire shares of $49 million as well as a $39 million cash dividend payment, mostly offset by a net $71 million inflow related to the May 2011 eLong transaction and our purchase of additional interest in another subsidiary.

In 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. During the six months ended June 30, 2012 and 2011, we repurchased, through open market transactions, 8.8 million and 2.0 million shares (1.0 million on a reverse split adjusted basis) available under the 2010 authorization for a total cost of $291 million and $41 million, excluding transaction costs. On April 25, 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. As of July 25, 2012, 20 million shares remain authorized for repurchase under the April 2012 authorization. There is no fixed termination date for the repurchases.

In the first half of 2012 and 2011, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date

Six months ended June 30, 2012:
February 9, 2012	$0.09	March 12, 2012	$12,204	March 30, 2012
April 25, 2012	0.09	May 30, 2012	12,205	June 19, 2012

Six months ended June 30, 2011:
February 9, 2011	$0.14	March 11, 2011	$19,352	March 31, 2011
April 27, 2011	0.14	May 27, 2011	19,232	June 17, 2011

In addition, on July 25, 2012, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.13 per share of outstanding common stock payable on September 18, 2012 to stockholders of record as of the close of business on August 28, 2012. Future declarations of dividends are subject to final determination of our Board of Directors.

During the second quarter of 2012, we issued 7.3 million shares of Expedia, Inc. common stock as a result of the exercise of 30 million privately held warrants at a weighted average exercise price of $23.98 for total proceeds to the Company of approximately $175 million. As of June 30, 2012, we did not have any warrants outstanding.

The effect of foreign exchange on our cash balances denominated in foreign currency for the six months ended June 30, 2012 showed a net decrease of $32 million reflecting depreciations in foreign currencies in the current year period.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2011. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of June 30, 2012 or December 31, 2011.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, including TripAdvisor, see Note 10 — Related Party Transactions in the notes to the consolidated financial statements.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material changes in our market risk during the three and six months ended June 30, 2012. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. The following are developments regarding such legal proceedings:

Class Action Litigation

Consumer Case against Expedia, Hotels.com and Hotwire. On May 24, 2012, the plaintiff dismissed all of the claims brought in the case Matthew R. Chistie, et al. v. Hotels.com L.P., et al., No. 08 CV 10676 (United States District Court for the Southern District of New York).

Consumer Case against Expedia Canada. The class certification hearing was rescheduled from May 23 through May 25, 2012 to January 15 through January 17, 2013.

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of Rome, Georgia Litigation. On July 9, 2012, the court ruled on the parties’ cross-motions for summary judgment. The court held that the online travel companies were not previously subject to the hotel occupancy taxes, therefore past taxes are not due to cities in the State of Georgia. Nevertheless, based upon prior decisions of the Supreme Court of Georgia, the parties agree that, going forward, the online travel companies will collect hotel occupancy taxes.

Columbus, Georgia Litigation. The city recused the first judge assigned to the cases after the Hon. Douglas C. Pullen’s retirement. The case has been assigned to another judge.

Nassau County, New York Litigation. On June 13, 2012, the court denied the online travel companies’ motion to dismiss.

City of San Francisco, California Litigation. On June 11, 2012, the city of San Francisco issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the travel companies, including $22 million against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, have been contested by the online companies.

Pine Bluff, Arkansas Litigation. The plaintiffs filed a motion for class certification.

Leon County, Florida et. al. Litigation. The counties filed an appeal of the April 19, 2012 court order granting the online travel companies’ motion for summary judgment and denying the plaintiffs’ motion for summary judgment.

Duluth, Minnesota Litigation. The parties have reached a settlement.

District of Columbia Litigation. The parties filed cross-motions for summary judgment.

Town of Breckenridge, Colorado Litigation. On June 8, 2012, the court granted in part and denied in part the online travel companies’ motion to dismiss.

Kent County, Michigan Litigation. The complaint was served and on May 31, 2012, the online travel companies filed a motion for summary disposition.

State of Mississippi Litigation. On March 23, 2012, the online travel companies filed a motion to dismiss.

Part II. Item 1. Legal Proceedings

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes, which are listed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.

Actions Filed by Expedia

New York City Litigation. On April 26, 2012, the First Appellate Division of the New York Supreme Court denied the city’s motion for reargument or leave to appeal. On June 14, 2012, the city filed a motion for leave to appeal directly to the New York Court of Appeals.

Broward County, Florida Litigation. On July 13, 2012, the court granted the online travel companies’ motion for partial summary judgment and motion for summary judgment as to Broward County’s counterclaims and held that the online travel companies have no obligation to collect and remit hotel occupancy taxes. The court denied Broward County’s cross motion for summary judgment.

City of Portland Litigation. On March 30, 2012, the city and county filed a motion to dismiss on the basis that the online travel companies should be required to exhaust their administrative remedies including the payment of any taxes allegedly owed before proceeding in a lawsuit. On June 15, 2012, the court denied the city and county’s motion to dismiss and the case will proceed in court and the online travel companies will not be required to pay tax assessments prior to seeking a legal determination from the court that it has no obligation to pay hotel occupancy taxes.

Denver, Colorado Litigation. On February 3, 2012, the city and county of Denver’s Hearing Officer issued a final decision on tax assessments against the online travel companies. On March 7, 2012, the online travel companies filed a timely notice of appeal and complaint in state court seeking relief under two separate procedural bases of appeal. Expedia, Inc., et al. v. City and County of Denver, Colorado, et al. (Case No. 2012CV1446, District Court for the City and County of Denver, Colorado). On March 29, 2012, the city filed a motion to dismiss one of the two bases of appeal.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. During the six months ended June 30, 2012, we repurchased, through open market transactions, 8.8 million under the 2010 authorization for a total cost of $291 million, excluding transaction costs. On April 25, 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. As of June 30, 2012, 20 million shares remain authorized for repurchase under the April 2012 authorization. There is no fixed termination date for the repurchases.

A summary of the repurchase activity for the second quarter of 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

April 1-30, 2012	2,996	$32.95	2,996	20,000
May 1-31, 2012	—	—	—	20,000
June 1-30, 2012	—	—	—	20,000

Total	2,996	$32.95	2,996

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

July 26, 2012	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer