Form 10-Q
period 2012-09-30
Expedia, Inc.
filed 2012-10-26
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 12, 2012 was:

Common stock, $0.0001 par value per share	122,068,153 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended September 30, 2012

Part I. Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$1,199,020	$1,020,450	$3,055,488	$2,661,876
Costs and expenses:
Cost of revenue (1)	243,633	206,451	673,472	577,871
Selling and marketing (1) (2)	505,756	408,169	1,327,401	1,159,560
Technology and content (1)	125,617	98,472	350,554	278,380
General and administrative (1)	85,140	78,680	246,936	221,885
Amortization of intangible assets	9,474	5,564	21,527	17,312
Legal reserves, occupancy tax and other	2,310	14,015	5,384	18,904

Operating income	227,090	209,099	430,214	387,964
Other income (expense):
Interest income	7,759	5,784	20,574	14,570
Interest expense	(22,101)	(23,234)	(65,482)	(68,245)
Other, net	(8,410)	10,790	(19,277)	(1,796)

Total other expense, net	(22,752)	(6,660)	(64,185)	(55,471)

Income from continuing operations before income taxes	204,338	202,439	366,029	332,493
Provision for income taxes	(36,150)	(30,599)	(70,145)	(66,617)

Income from continuing operations	168,188	171,840	295,884	265,876
Discontinued operations, net of taxes	1,543	38,566	(22,346)	137,629

Net income	169,731	210,406	273,538	403,505
Net (income) loss attributable to noncontrolling interests	1,746	(872)	(101)	(1,539)

Net income attributable to Expedia, Inc.	$171,477	$209,534	$273,437	$401,966

Amounts attributable to Expedia, Inc.:
Income from continuing operations	$169,934	$170,947	$295,783	$264,455
Discontinued operations, net of taxes	1,543	38,587	(22,346)	137,511

Net income	$171,477	$209,534	$273,437	$401,966

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$1.25	$1.26	$2.21	$1.94
Diluted	1.20	1.22	2.12	1.90
Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.26	$1.54	$2.04	$2.94
Diluted	1.21	1.50	1.96	2.89
Shares used in computing earnings per share:
Basic	135,968	136,176	133,919	136,632
Diluted	141,423	139,684	139,650	139,271
Dividends declared per common share	$0.13	$0.14	$0.31	$0.42

(1) Includes stock-based compensation as follows:
Cost of revenue	$781	$584	$2,503	$1,975
Selling and marketing	2,881	2,423	10,574	8,211
Technology and content	3,957	2,982	12,115	9,535
General and administrative	7,719	7,034	23,718	19,613
(2) Includes related party amounts as follows:	$57,258	$60,417	$164,339	$173,560

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$169,731	$210,406	$273,538	$403,505
Other comprehensive income (loss), net of tax
Currency translation adjustments	14,910	(32,977)	3,535	2,613
Unrealized gains (losses) on available for sale securities, net of taxes	465	(1,369)	1,554	(418)

Other comprehensive income (loss), net of tax	15,375	(34,346)	5,089	2,195

Comprehensive income	185,106	176,060	278,627	405,700
Less: Comprehensive (income) loss attributable to noncontrolling interests	548	(2,953)	(424)	(8,750)

Comprehensive income attributable to Expedia, Inc.	$185,654	$173,107	$278,203	$396,950

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,314,728	$689,134
Restricted cash and cash equivalents	21,850	19,082
Short-term investments	1,042,324	648,819
Accounts receivable, net of allowance of $10,095 and $7,959	566,339	339,427
Prepaid expenses and other current assets	130,296	121,541
Current assets of discontinued operations	15,873	456,426

Total current assets	3,091,410	2,274,429
Property and equipment, net	393,454	320,282
Long-term investments and other assets	187,421	289,348
Intangible assets, net	828,318	743,898
Goodwill	3,006,962	2,877,301

TOTAL ASSETS	$7,507,565	$6,505,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,097,218	$777,602
Accounts payable, other	311,610	173,855
Deferred merchant bookings	1,468,495	833,625
Deferred revenue	23,062	15,238
Accrued expenses and other current liabilities	398,194	333,237
Current liabilities of discontinued operations	—	419,800

Total current liabilities	3,298,579	2,553,357
Long-term debt	1,249,328	1,249,281
Deferred income taxes, net	353,233	279,962
Other long-term liabilities	134,116	117,491
Commitments and contingencies
Stockholders’ equity:
Common stock $.0001 par value	19	18
Authorized shares: 1,600,000
Shares issued: 188,388 and 176,378
Shares outstanding: 122,581 and 120,781
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	5,727,728	5,474,653
Treasury stock - Common stock, at cost	(2,901,255)	(2,535,219)
Shares: 65,806 and 55,597
Retained earnings (deficit)	(448,802)	(722,239)
Accumulated other comprehensive loss	(12,584)	(17,350)

Total Expedia, Inc. stockholders’ equity	2,365,107	2,199,864
Noncontrolling interest	107,202	105,303

Total stockholders’ equity	2,472,309	2,305,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,507,565	$6,505,258

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net income	$273,538	$403,505
Less: Discontinued operations, net of tax	(22,346)	137,629

Net income from continuing operations	295,884	265,876
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	116,854	97,627
Amortization of stock-based compensation	48,910	39,334
Amortization of intangible assets	21,527	17,312
Deferred income taxes	16,219	8,746
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	(18,348)	18,494
Realized loss on foreign currency forwards	8,511	8,117
Other	17,495	9,823
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(192,105)	(82,523)
Prepaid expenses and other current assets	1,253	(31,595)
Accounts payable, merchant	290,809	193,010
Accounts payable, other, accrued expenses and other current liabilities	204,345	78,122
Deferred merchant bookings	634,764	396,480
Deferred revenue	7,790	(125)

Net cash provided by operating activities from continuing operations	1,453,908	1,018,698

Investing activities:
Capital expenditures, including internal-use software and website development	(176,980)	(157,867)
Purchases of investments	(1,530,749)	(1,179,555)
Sales and maturities of investments	1,244,065	1,046,395
Acquisitions, net of cash acquired	(198,398)	(8,076)
Net settlement of foreign currency forwards	(8,511)	(8,117)
Other, net	(2,203)	1,039

Net cash used in investing activities from continuing operations	(672,776)	(306,181)

Financing activities:
Treasury stock activity	(366,037)	(208,693)
Payment of dividends to stockholders	(42,470)	(57,732)
Proceeds from exercise of equity awards	232,658	23,127
Sales (purchases) of additional interests in controlled subsidiaries, net	(2,015)	70,626
Excess tax benefit on equity awards	28,433	5,241
Changes in restricted cash and cash equivalents	(2,752)	(4,011)
Other, net	(1,744)	2,182

Net cash used in financing activities from continuing operations	(153,927)	(169,260)

Net cash provided by continuing operations	627,205	543,257
Net cash provided by (used in) discontinued operations	(7,607)	114,412
Effect of exchange rate changes on cash and cash equivalents	5,996	(13,279)

Net increase in cash and cash equivalents	625,594	644,390
Cash and cash equivalents at beginning of period	689,134	621,199

Cash and cash equivalents at end of period	$1,314,728	$1,265,589

Supplemental cash flow information
Cash paid for interest from continuing operations	$85,255	$86,907
Income tax payments (refunds), net from continuing operations	(584)	16,237

See accompanying notes.

Notes to Consolidated Financial Statements

September 30, 2012

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

Note 2 – Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

On January 1, 2012, we adopted the new Financial Accounting Standards Board (“FASB”) guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements, which is the approach we have selected. The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changed the presentation of comprehensive income, there were no changes to the components that are recognized in net income or other comprehensive income from that of previous accounting guidance.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets, other than goodwill, for impairment. Under the amended guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. On October 1, 2012, we early adopted this guidance and our adoption did not materially impact our consolidated financial statements.

Note 3 – Acquisitions and Dispositions

Business Acquisitions. During the second quarter of 2012, we acquired a travel management company in the Nordics. The following table summarizes the fair value of the assets acquired and liabilities assumed in conjunction with this acquisition, in thousands:

September 30, 2012
Goodwill	$127,029
Intangible assets with definite lives(1)	110,284
Net liabilities(2)	(26,170)

Total	$211,143

(1)	The weighted average life of acquired intangible assets was 8.1 years.
(2)	Includes cash acquired of $13 million.

Notes to Consolidated Financial Statements – (Continued)

The business combination accounting is preliminary for up to 12 months after the acquisition date and subject to revision, and any change to the fair value of net assets acquired would be expected to lead to a corresponding change to the amount of goodwill recorded on a retroactive basis. The results of operations of the acquired business has been included in our consolidated results from transaction closing date forward; its effect on consolidated revenue and operating income during the three and nine months ended September 30, 2012 was not significant. For the nine months ended September 30, 2012, the acquisition accounted for approximately 2% of consolidated revenue and 1% of consolidated operating income.

Discontinued Operations. On December 20, 2011, we completed the spin-off of TripAdvisor, Inc., which included its flagship brand as well as 18 other travel media brands. Accordingly, we have presented the financial condition and results of operations of our former TripAdvisor Media Group segment in the consolidated financial statements through December 20, 2011 as discontinued operations. Additionally, the first quarter 2012 loss incurred to extinguish our 8.5% senior notes due 2016 (the “8.5% Notes”) as a result of the spin-off was recorded as discontinued operations. See below for a full description of the extinguishment. Financial data for the discontinued operations for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Revenue	$—	$180,802	$—	$498,330
Income (loss) before income taxes	—	68,746	(37,568)	209,217
Provision for income taxes	1,543	(30,180)	15,222	(71,588)

Net income (loss)	1,543	38,566	(22,346)	137,629
Net income attributable to noncontrolling interest	—	21	—	(118)

Net income (loss) attributable to discontinued operations	$1,543	$38,587	$(22,346)	$137,511

Earnings (loss) per share:
Basic	$0.01	$0.28	$(0.17)	$1.01
Diluted	0.01	0.28	(0.16)	0.99
Shares used in computing earnings per share:
Basic	135,968	136,176	133,919	136,632
Diluted	141,423	139,684	139,650	139,271

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

As a result of the above, at December 31, 2011, we had a current asset of discontinued operations of $456 million primarily related to the deposit for the redemption price of the 8.5% Notes as well as a current liability of discontinued operations of $420 million for the 8.5% Notes, accrued interest expense related to the 8.5% Notes and accrued spin-off costs. At September 30, 2012, the current asset of discontinued operations included a $16 million tax benefit primarily related to the loss on the extinguishment of debt.

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$570,426	$570,426	$—
Time deposits	101,929	—	101,929
Investments:
Time deposits	916,491	—	916,491
Corporate debt securities	240,127	—	240,127

Total assets	$1,828,973	$570,426	$1,258,547

Liabilities
Foreign currency forward contracts	$4,977	$—	$4,977

Financial assets measured at fair value on a recurring basis as of December 31, 2011 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$310,075	$310,075	$—
Derivatives:
Foreign currency forward contracts	1,043	—	1,043
Investments:
Time deposits	592,162	—	592,162
Corporate debt securities	268,664	—	268,664

Total assets	$1,171,944	$310,075	$861,869

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of September 30, 2012 and December 31, 2011, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities all of which are classified as available for sale. As of September 30, 2012, we had $126 million of short-term and $114 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains of $3 million and gross unrealized losses of less than $1 million. As of December 31, 2011, we had $57 million of short-term and $212 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value with gross unrealized gains of $2 million and gross unrealized losses of $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of less than one year are classified as short-term investments. Of the total time deposit investments, $242 million and $228 million as of September 30, 2012 and December 31, 2011 related to balances held by our majority-owned subsidiaries.

Notes to Consolidated Financial Statements – (Continued)

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of September 30, 2012, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $1.1 billion. We had a net forward liability of $5 million as of September 30, 2012 recorded in accrued expenses and other current liabilities and a net forward asset of $1 million as of December 31, 2011 recorded in prepaid expenses and other current assets. We recorded $22 million in net losses and $5 million in net gains from foreign currency forward contracts during the three months ended September 30, 2012 and 2011, and $18 million and less than $1 million in net losses for the nine months ended September 30, 2012 and 2011.

Note 5 – Debt

The following table sets forth our outstanding debt:

	September 30, 2012	December 31, 2011
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,328	749,281

Long-term debt	$1,249,328	$1,249,281

We have excluded from the above table the $400 million 8.5% Notes, which were included in current liabilities of discontinued operations as of December 31, 2011 in the consolidated balance sheets and were redeemed on January 19, 2012. For further information, see Note 3 — Acquisitions and Dispositions.

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at September 30, 2012 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. As of September 30, 2012, the 7.456% Notes have been classified as long-term debt as we have the ability to draw on our revolving credit facility described below in the event the 7.456% Notes were redeemed at the option of the holders. We may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part at any time at our option.

Our $750 million in registered senior unsecured notes outstanding at September 30, 2012 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part at any time or from time to time at our option.

The 7.456% and 5.95% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 11 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability (i) to create or incur liens, (ii) to enter into sale/leaseback transactions and (iii) to merge or consolidate with or into another entity. Accrued interest related to the Notes was $10 million as of September 30, 2012 and $31 million as December 31, 2011.

Notes to Consolidated Financial Statements – (Continued)

Based on quoted market prices, the estimated fair value of 7.456% Notes was approximately $589 million and $563 million as of September 30, 2012, and December 31, 2011, and the estimated fair value of 5.95% Notes was approximately $825 million and $760 million as of September 30, 2012, and December 31, 2011.

Credit Facility

Expedia, Inc. maintains a $750 million unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in August 2016. As of September 30, 2012 and December 31, 2011, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 22.5 basis points as of September 30, 2012. The facility contains financial covenants including leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of September 30, 2012, and December 31, 2011, there was $22 million for both periods of outstanding stand-by LOCs issued under the facility.

Note 6 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented, which have been adjusted for the one-for-two reverse stock split in December 2011:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Nine months ended September 30, 2012:
February 9, 2012	$0.09	March 12, 2012	$12,204	March 30, 2012
April 25, 2012	0.09	May 30, 2012	12,205	June 19, 2012
July 25, 2012	0.13	August 28, 2012	18,061	September 18, 2012
Nine months ended September 30, 2011:
February 9, 2011	$0.14	March 11, 2011	$19,352	March 31, 2011
April 27, 2011	0.14	May 27, 2011	19,232	June 17, 2011
July 26, 2011	0.14	August 26, 2011	19,148	September 16, 2011

In addition, on October 24, 2012, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.13 per share of outstanding common stock payable on December 7, 2012 to stockholders of record as of the close of business on November 16, 2012. Future declarations of dividends are subject to final determination of our Board of Directors.

Share Repurchases

In 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. On April 25, 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. During the first nine months of 2012, we repurchased, through open market transactions, 9.9 million shares available under the authorizations for a total cost of $351 million, excluding transaction costs, representing an average repurchase price of $35.60 per share. As of September 30, 2012, 18.9 million shares remain authorized for repurchase under the April 2012 authorization with no fixed termination date for the repurchases. Subsequent to the end of the third quarter of 2012, we repurchased an additional 0.8 million shares for a total cost of $46 million, excluding transaction costs, representing an average purchase price of $55.36 per share.

Notes to Consolidated Financial Statements – (Continued)

Stock-based Awards

During second quarter of 2012, we issued 7.3 million shares of Expedia, Inc. common stock as a result of the exercise of 30 million privately held warrants at a weighted average exercise price of $23.98 for total proceeds to the Company of approximately $175 million. As of September 30, 2012, we did not have any warrants outstanding.

Noncontrolling Interest

During the nine months ended September 30, 2012, there were no significant ownership interest changes in noncontrolling interest. In May 2011, we acquired additional shares of eLong for $41 million and, at the same time, Tencent Holdings Limited also acquired approximately 16% of the outstanding shares of eLong for $84 million. The following table shows the effects of the changes in noncontrolling interest for the nine months ended September 30, 2011, in thousands:

Nine months ended September 30, 2011
Net income attributable to Expedia, Inc.	$401,966
Transfers (to) from the noncontrolling interest due to:
Net increase in Expedia, Inc.’s paid-in capital for newly issued eLong shares (1)	25,957

Net transfers from noncontrolling interest	25,957

Change from net income attributable to Expedia, Inc. and transfers from noncontrolling interest	$427,923

(1)	Primarily due to our acquisition of 5.4 million newly issued shares of eLong and, at the same time, Tencent Holdings Limited acquisition of 11.1 million newly issued shares of eLong in the second quarter of 2011.

As of September 30, 2012, our ownership interest in eLong was approximately 67%.

Notes to Consolidated Financial Statements – (Continued)

Note 7 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Income from continuing operations attributable to Expedia, Inc.	$169,934	$170,947	$295,783	$264,455
Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$1.25	$1.26	$2.21	$1.94
Diluted	1.20	1.22	2.12	1.90
Weighted average number of shares outstanding:
Basic	135,968	136,176	133,919	136,632
Dilutive effect of:
Options to purchase common stock	4,890	2,081	4,107	1,764
Other dilutive securities	565	1,427	1,624	875

Diluted	141,423	139,684	139,650	139,271

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

Litigation Relating to Hotel Occupancy Taxes. Eighty lawsuits have been filed by cities, counties and states involving hotel occupancy taxes. Forty-four lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, thirty of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Eighteen dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $36 million as of September 30, 2012 and $32 million as of December 31, 2011. This reserve is based on our best estimate and the ultimate resolution of these

Notes to Consolidated Financial Statements – (Continued)

contingencies may be greater or less than the liabilities recorded. In addition, as of December 31, 2011, we had an accrual totaling $10 million related to court decisions and final settlements. Changes to these settlement reserves are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that taxpayers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay-to-play.” These jurisdictions may attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of the tax ordinance. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. During 2010 and 2009, we expensed $3 million and $48 million related to monies paid in advance of litigation in occupancy tax proceedings in the cities of Santa Monica and San Francisco. In each case, we paid such amounts in order to be allowed to pursue litigation challenging whether we are required to pay hotel occupancy tax on the portion of the customer payment we retain as compensation and, if so, the actual amounts owed. We do not believe that the amounts we retain as compensation are subject to the cities’ hotel occupancy tax ordinances. If we prevail in the litigation (including any appeal), the cities will be required to repay these amounts, plus interest. In December 2011, the city of Santa Monica returned the $3 million in exchange for a letter of credit. In June 2012, the city of San Francisco issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the travel companies, including $22 million against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, have been contested by the online companies.

Matters Relating to Hotel Booking Practices. On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The Statement of Objections alleges that Expedia and Booking.com entered into separate agreements with IHG that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The OFT limited its investigation to a small number of companies, but has stated that the investigation is likely to have wider implications for the industry within the United Kingdom.

The Statement of Objections does not constitute a finding of infringement and all parties have the opportunity to respond. If the OFT maintains its objections after the companies’ responses, the OFT can issue a final decision. In such a case a final decision would be issued at the earliest in 2013. An appeal of an adverse OFT decision is to the English courts but may involve a reference on matters of European Union law to the European Court of Justice. We are unable at this time to predict the outcome of the OFT proceeding and any appeal. In addition, a number of competition authorities in other European countries have initiated investigations in relation to certain contractual arrangements between hotels and online travel companies, including Expedia. These investigations differ in relation to the parties involved and the precise nature of the concerns.

Since August 20, 2012, twenty-one putative class action lawsuits, which refer to the OFT’s Statement of Objections, have been initiated in the United States by consumer plaintiffs alleging claims against the online travel companies, including Expedia, and several major hotel chains for alleged resale price maintenance for online hotel room reservations, including but not limited to violation of the Sherman Act, state antitrust laws, state consumer protection statutes and common law tort claims, such as unjust enrichment. The cases are currently pending in multiple federal and state courts. The parties have moved before the Judicial Panel on Multi-District Litigation for consolidation of the cases.

Note 9 – Related Party Transactions

Mr. Diller, our Chairman of the Board of Directors and Senior Executive, through shares he owns beneficially as well as those subject to an irrevocable proxy granted by Liberty Interactive Corporation, controlled approximately 62% of the combined voting power of the outstanding Expedia capital stock as of September 30, 2012. On October 9, 2012, Liberty sold a portion of its common stock holdings after which Mr. Diller’s combined voting power was approximately 57%.

Notes to Consolidated Financial Statements – (Continued)

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

TripAdvisor, Inc. In connection with the spin-off, we entered into various agreements with TripAdvisor, a related party due to common ownership, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement. In addition, we will continue to work with TripAdvisor pursuant to various commercial agreements between subsidiaries of Expedia, on the one hand, and subsidiaries of TripAdvisor, on the other hand. The various commercial agreements, including click-based advertising agreements, content sharing agreements and display-based and other advertising agreements, have terms of up to one year. We recognized approximately $2 million and $5 million of revenue and expensed approximately $57 million and $164 million related to these various agreements with TripAdvisor during the three and nine months ended September 30, 2012. In addition, we reclassified sales and marketing expense related to amounts we paid to TripAdvisor prior to the spin-off, which were previously eliminated in consolidation, to third party expenses for the three and nine months ended September 30, 2011. Net amounts payable to TripAdvisor were $32 million and $14 million as of September 30, 2012 and December 31, 2011 and were primarily included in accounts payable, other on the consolidated balance sheet.

Note 10 – Segment Information

We have two reportable segments: Leisure and Egencia. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric is adjusted EBITDA. Adjusted EBITDA for our Leisure and Egencia segments includes allocations of certain expenses, primarily cost of revenue and facilities, and our Leisure segment includes the total costs of our global supply organizations as well as the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant hotel revenue. We base the allocations primarily on transaction volumes and other usage metrics. We do not allocate certain shared expenses such as accounting, human resources, information technology and legal to our reportable segments. We include these expenses in Corporate. Our allocation methodology is periodically evaluated and may change.

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

Notes to Consolidated Financial Statements – (Continued)

The following tables present our segment information for the three and nine months ended September 30, 2012 and 2011. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended September 30, 2012
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$1,121,267	$77,753	$—	$1,199,020
Adjusted EBITDA	$357,032	$12,446	$(75,902)	$293,576
Depreciation	(20,323)	(3,051)	(20,500)	(43,874)
Amortization of intangible assets	—	—	(9,474)	(9,474)
Stock-based compensation	—	—	(15,338)	(15,338)
Legal reserves, occupancy tax and other	—	—	(2,310)	(2,310)
Realized loss on revenue hedges	4,510	—	—	4,510

Operating income (loss)	$341,219	$9,395	$(123,524)	227,090

Other expense, net				(22,752)

Income from continuing operations before income taxes				204,338
Provision for income taxes				(36,150)

Income from continuing operations				168,188
Discontinued operations, net of taxes				1,543

Net income				169,731
Net loss attributable to noncontrolling interests				1,746

Net income attributable to Expedia, Inc.				$171,477

	Three months ended September 30, 2011
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$976,148	$44,302	$—	$1,020,450
Adjusted EBITDA	$344,417	$5,117	$(71,857)	$277,677
Depreciation	(15,649)	(2,187)	(18,955)	(36,791)
Amortization of intangible assets	—	—	(5,564)	(5,564)
Stock-based compensation	—	—	(13,023)	(13,023)
Legal reserves, occupancy tax and other	—	—	(14,015)	(14,015)
Realized loss on revenue hedges	815	—	—	815

Operating income (loss)	$329,583	$2,930	$(123,414)	209,099

Other expense, net				(6,660)

Income from continuing operations before income taxes				202,439
Provision for income taxes				(30,599)

Income from continuing operations				171,840
Discontinued operations, net of taxes				38,566

Net income				210,406
Net income attributable to noncontrolling interests				(872)

Net income attributable to Expedia, Inc.				$209,534

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2012
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$2,849,332	$206,156	$—	$3,055,488
Adjusted EBITDA	$811,307	$40,168	$(233,180)	$618,295
Depreciation	(53,580)	(7,796)	(55,478)	(116,854)
Amortization of intangible assets	—	—	(21,527)	(21,527)
Stock-based compensation	—	—	(48,910)	(48,910)
Legal reserves, occupancy tax and other	—	—	(5,384)	(5,384)
Realized loss on revenue hedges	4,594	—	—	4,594

Operating income (loss)	$762,321	$32,372	$(364,479)	430,214

Other expense, net				(64,185)

Income from continuing operations before income taxes				366,029
Provision for income taxes				(70,145)

Income from continuing operations				295,884
Discontinued operations, net of taxes				(22,346)

Net income				273,538
Net income attributable to noncontrolling interests				(101)

Net income attributable to Expedia, Inc.				$273,437

	Nine months ended September 30, 2011
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$2,527,964	$133,912	$—	$2,661,876
Adjusted EBITDA	$748,270	$22,410	$(221,980)	$548,700
Depreciation	(41,915)	(6,355)	(49,357)	(97,627)
Amortization of intangible assets	—	—	(17,312)	(17,312)
Stock-based compensation	—	—	(39,334)	(39,334)
Legal reserves, occupancy tax and other	—	—	(18,904)	(18,904)
Realized loss on revenue hedges	12,441	—	—	12,441

Operating income (loss)	$718,796	$16,055	$(346,887)	387,964

Other expense, net				(55,471)

Income from continuing operations before income taxes				332,493
Provision for income taxes				(66,617)

Income from continuing operations				265,876
Discontinued operations, net of taxes				137,629

Net income				403,505
Net income attributable to noncontrolling interests				(1,539)

Net income attributable to Expedia, Inc.				$401,966

During the first quarter of 2012, we changed our allocation methodology for information technology expenses, which resulted in an increase of expenses at Corporate and a corresponding decrease in expenses being allocated to our Leisure and Egencia segments. In addition, in conjunction with certain organizational changes, we reclassified expenses

Notes to Consolidated Financial Statements – (Continued)

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,039,520	$160,882	$(1,382)	$1,199,020
Costs and expenses:
Cost of revenue	—	194,103	48,996	534	243,633
Selling and marketing	—	374,409	133,420	(2,073)	505,756
Technology and content	—	90,427	35,232	(42)	125,617
General and administrative	—	55,112	29,829	199	85,140
Amortization of intangible assets	—	1,555	7,919	—	9,474
Legal reserves, occupancy tax and other	—	2,310	—	—	2,310
Intercompany (income) expense, net	—	207,291	(207,291)	—	—

Operating income	—	114,313	112,777	—	227,090
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	183,803	112,800	—	(296,603)	—
Other, net	(20,835)	(3,871)	1,954	—	(22,752)

Total other income (expense), net	162,968	108,929	1,954	(296,603)	(22,752)

Income before income taxes	162,968	223,242	114,731	(296,603)	204,338
Provision for income taxes	6,966	(38,609)	(4,507)	—	(36,150)

Income from continuing operations	169,934	184,633	110,224	(296,603)	168,188
Discontinued operations, net of taxes	1,543	—	—	—	1,543

Net income	171,477	184,633	110,224	(296,603)	169,731
Net loss attributable to noncontrolling interests	—	—	1,746	—	1,746

Net income attributable to Expedia, Inc.	$171,477	$184,633	$111,970	$(296,603)	$171,477

Comprehensive income attributable to Expedia, Inc.	$171,477	$184,921	$125,859	$(296,603)	$185,654

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$895,434	$128,580	$(3,564)	$1,020,450
Costs and expenses:
Cost of revenue	—	177,489	28,480	482	206,451
Selling and marketing	—	300,216	111,912	(3,959)	408,169
Technology and content	—	76,655	21,922	(105)	98,472
General and administrative	—	54,029	24,633	18	78,680
Amortization of intangible assets	—	1,230	4,334	—	5,564
Legal reserves, occupancy tax and other	—	14,015	—	—	14,015
Intercompany (income) expense, net	—	175,848	(175,848)	—	—

Operating income	—	95,952	113,147	—	209,099
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	185,509	89,058	—	(274,567)	—
Other, net	(20,914)	38,803	(24,549)	—	(6,660)

Total other income (expense), net	164,595	127,861	(24,549)	(274,567)	(6,660)

Income before income taxes	164,595	223,813	88,598	(274,567)	202,439
Provision for income taxes	6,278	(37,160)	283	—	(30,599)

Income from continuing operations	170,873	186,653	88,881	(274,567)	171,840
Discontinued operations, net of taxes	38,661	38,457	48,028	(86,580)	38,566

Net income	209,534	225,110	136,909	(361,147)	210,406
Net income attributable to noncontrolling interests	—	—	(872)	—	(872)

Net income attributable to Expedia, Inc.	$209,534	$225,110	$136,037	$(361,147)	$209,534

Comprehensive income attributable to Expedia, Inc.	$209,534	$224,334	$100,453	$(361,214)	$173,107

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Nine months ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,664,255	$395,282	$(4,049)	$3,055,488
Costs and expenses:
Cost of revenue	—	550,129	122,354	989	673,472
Selling and marketing	—	990,527	342,646	(5,772)	1,327,401
Technology and content	—	260,231	90,773	(450)	350,554
General and administrative	—	161,570	84,182	1,184	246,936
Amortization of intangible assets	—	4,888	16,639	—	21,527
Legal reserves, occupancy tax and other	—	5,384	—	—	5,384
Intercompany (income) expense, net	—	521,952	(521,952)	—	—

Operating income	—	169,574	260,640	—	430,214
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	333,172	251,410	—	(584,582)	—
Other, net	(62,536)	(39,564)	37,915	—	(64,185)

Total other income (expense), net	270,636	211,846	37,915	(584,582)	(64,185)

Income from continuing operations before income taxes	270,636	381,420	298,555	(584,582)	366,029
Provision for income taxes	25,147	(45,614)	(49,678)	—	(70,145)

Income from continuing operations	295,783	335,806	248,877	(584,582)	295,884
Discontinued operations, net of taxes	(22,346)	—	—	—	(22,346)

Net income	273,437	335,806	248,877	(584,582)	273,538
Net income attributable to noncontrolling interests	—	—	(101)	—	(101)

Net income attributable to Expedia, Inc.	$273,437	$335,806	$248,776	$(584,582)	$273,437

Comprehensive income attributable to Expedia, Inc.	$273,437	$336,580	$252,768	$(584,582)	$278,203

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Nine months ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,336,627	$335,983	$(10,734)	$2,661,876
Costs and expenses:
Cost of revenue	—	496,348	80,824	699	577,871
Selling and marketing	—	853,292	317,690	(11,422)	1,159,560
Technology and content	—	222,785	55,754	(159)	278,380
General and administrative	—	157,116	64,621	148	221,885
Amortization of intangible assets	—	3,752	13,560	—	17,312
Legal reserves, occupancy tax and other	—	18,904	—	—	18,904
Intercompany (income) expense, net	—	455,384	(455,384)	—	—

Operating income	—	129,046	258,918	—	387,964
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	307,997	212,186	—	(520,183)	—
Other, net	(62,530)	9,771	(2,712)	—	(55,471)

Total other income (expense), net	245,467	221,957	(2,712)	(520,183)	(55,471)

Income before income taxes	245,467	351,003	256,206	(520,183)	332,493
Provision for income taxes	18,775	(40,270)	(45,122)	—	(66,617)

Income from continuing operations	264,242	310,733	211,084	(520,183)	265,876
Discontinued operations, net of taxes	137,724	143,283	112,397	(255,775)	137,629

Net income	401,966	454,016	323,481	(775,958)	403,505
Net income attributable to noncontrolling interests	—	—	(1,539)	—	(1,539)

Net income attributable to Expedia, Inc.	$401,966	$454,016	$321,942	$(775,958)	$401,966

Comprehensive income attributable to Expedia, Inc.	$401,966	$453,926	$317,016	$(775,958)	$396,950

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$135,432	$2,805,523	$918,942	$(768,487)	$3,091,410
Investment in subsidiaries	4,244,307	1,284,243	—	(5,528,550)	—
Intangible assets, net	—	636,408	191,910	—	828,318
Goodwill	—	2,436,533	570,429	—	3,006,962
Other assets, net	4,973	430,119	145,783	—	580,875

TOTAL ASSETS	$4,384,712	$7,592,826	$1,827,064	$(6,297,037)	$7,507,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$663,075	$2,988,327	$415,664	$(768,487)	$3,298,579
Long-term debt	1,249,328	—	—	—	1,249,328
Other liabilities	—	354,238	133,111	—	487,349
Stockholders’ equity	2,472,309	4,250,261	1,278,289	(5,528,550)	2,472,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,384,712	$7,592,826	$1,827,064	$(6,297,037)	$7,507,565

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$551,488	$1,538,509	$644,825	$(460,393)	$2,274,429
Investment in subsidiaries	3,891,811	1,126,412	—	(5,018,223)	—
Intangible assets, net	—	634,581	109,317	—	743,898
Goodwill	—	2,415,482	461,819	—	2,877,301
Other assets, net	5,587	465,473	138,570	—	609,630

TOTAL ASSETS	$4,448,886	$6,180,457	$1,354,531	$(5,478,616)	$6,505,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$894,438	$1,906,349	$212,963	$(460,393)	$2,553,357
Long-term debt	1,249,281	—	—	—	1,249,281
Other liabilities	—	378,729	18,724	—	397,453
Stockholders’ equity	2,305,167	3,895,379	1,122,844	(5,018,223)	2,305,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,448,886	$6,180,457	$1,354,531	$(5,478,616)	$6,505,258

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$1,270,214	$183,694	$1,453,908

Investing activities:
Capital expenditures, including internal-use software and website development	—	(143,051)	(33,929)	(176,980)
Purchases of investments	—	(1,265,212)	(265,537)	(1,530,749)
Sales and maturities of investments	—	992,292	251,773	1,244,065
Acquisitions, net of cash acquired	—	—	(198,398)	(198,398)
Other, net	—	(8,511)	(2,203)	(10,714)

Net cash used in investing activities from continuing operations	—	(424,482)	(248,294)	(672,776)

Financing activities:
Treasury stock activity	(366,037)	—	—	(366,037)
Payment of dividends to stockholders	(42,470)	—	—	(42,470)
Proceeds from exercise of equity awards	231,073	—	1,585	232,658
Transfers (to) from related parties	149,001	(149,001)	—	—
Other, net	28,433	(2,746)	(3,765)	21,922

Net cash used in financing activities from continuing operations	—	(151,747)	(2,180)	(153,927)

Net cash provided by (used in) continuing operations	—	693,985	(66,780)	627,205
Net cash used in discontinued operations	—	(7,607)	—	(7,607)
Effect of exchange rate changes on cash and cash equivalents	—	5,863	133	5,996

Net increase (decrease) in cash and cash equivalents	—	692,241	(66,647)	625,594
Cash and cash equivalents at beginning of period	—	357,252	331,882	689,134

Cash and cash equivalents at end of period	$—	$1,049,493	$265,235	$1,314,728

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$924,286	$94,412	$1,018,698

Investing activities:
Capital expenditures, including internal-use software and website development	—	(140,897)	(16,970)	(157,867)
Purchases of investments	—	(1,111,613)	(67,942)	(1,179,555)
Sales and maturities of investments	—	973,476	72,919	1,046,395
Other, net	—	(8,117)	(7,037)	(15,154)

Net cash used in investing activities from continuing operations	—	(287,151)	(19,030)	(306,181)
Financing activities:
Treasury stock activity	(208,693)	—	—	(208,693)
Payment of dividends to stockholders	(57,732)	—	—	(57,732)
Sales of additional interests in controlled subsidiaries, net	—	—	70,626	70,626
Transfers (to) from related parties	241,554	(241,554)	—	—
Other, net	24,871	(3,888)	5,556	26,539

Net cash provided by (used in) financing activities from continuing operations	—	(245,442)	76,182	(169,260)
Net cash provided by from continuing operations	—	391,693	151,564	543,257

Net cash provided by discontinued operations	—	114,412	—	114,412

Effect of exchange rate changes on cash and cash equivalents	—	(14,950)	1,671	(13,279)

Net increase in cash and cash equivalents	—	491,155	153,235	644,390
Cash and cash equivalents at beginning of period	—	361,516	259,683	621,199

Cash and cash equivalents at end of period	$—	$852,673	$412,917	$1,265,589

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

Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.comtm, Expedia Affiliate Network (“EAN”), Classic Vacations, Expedia Local Experttm, Expedia® CruiseShipCenters®, Egencia tm, eLongtm, and Venere Net SpA (“Venere”). In addition, many of these brands have related international points of sale. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2011, approximately 54% of U.S. leisure, unmanaged and corporate travel expenditures occurred online, compared with approximately 39% of European travel. Online penetration in the Asia Pacific region is estimated to be over 20%, lagging behind that of Europe. These penetration rates have increased over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, and supplier growth outpaced online agency growth for several years. Competitive entrants such as “metasearch” companies have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies. In addition, models, such as daily deals and private sale sites have also begun proliferating. We have a number of “daily deals” offered on our retail websites as well as a partnership with Groupon called Groupon Getaways with Expedia. Finally, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations and proposed and actual acquisitions by companies such as Google and Microsoft.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model has seen rapid adoption in Europe. Expedia has both a merchant and an agency hotel offer for our hotel supply partners and we expect our use of these models to continue to evolve. During the quarter, Expedia continued introducing the Expedia Traveler Preference (“ETP”) program to hotel suppliers in the United States and Europe. ETP offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay.

Intense competition has also historically led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. We manage our selling and marketing spending on a brand basis at the local or regional level, making decisions in each market that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. In certain cases, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is lower than that for our consolidated business but for which we still believe the opportunity to be attractive. However, we believe that over the long-term we can manage our sales and marketing expense growth to be roughly in line with revenue growth.

Hotel

We generate the majority of our revenue through the marketing and distribution of hotel rooms (stand-alone and package bookings). Our relationships and negotiated economics with our hotel supply partners have remained broadly stable in the past few years. We have, however, implemented new customer loyalty and discount programs and have eliminated or reduced some fees in that timeframe and, as such, the margin of revenue we earn per booking has declined. Over the course of the last two years, occupancies and average daily rates (“ADRs”) in the lodging industry have generally improved in a gradually improving overall travel environment. Currently occupancy rates are near 2007 peaks, and there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help hoteliers with their objective of continuing to grow their ADRs and could lead to pressure in negotiations with hoteliers and may ultimately lead to pressure on terms for us and our OTA competitors. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. We have had success adding supply to our marketplace with over 160,000 hotels as of the end of the third quarter of 2012 representing growth in our direct relationships with hoteliers of 14% year-over-year. In addition, our room night growth has been healthy, with room nights growing 14% in 2010, 18% in 2011 and 25% for the first nine months of 2012. ADRs for rooms booked on Expedia sites grew 1% in 2010 and 5% in 2011, while they declined 2% for the first nine months of 2012.

Air

The airline sector in particular has historically experienced significant turmoil. In recent years, there has been increased air carrier consolidation, generally resulting in lower overall capacity and higher fares. In addition, air carriers have made significant efforts to keep seat capacity relatively low in order to ensure that demand for seats remains high and that flights are as full as possible. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Ticket prices on Expedia sites grew 11% in 2011 and 4% in the first nine months of 2012. We are encountering significant pressure on air remuneration as certain supply agreements renew, and as air carriers and global distribution system (“GDS”) intermediaries re-negotiate their long-term agreements. In addition, some U.S. air carriers introduced various incentives for customers to book directly with the carrier versus via online travel agencies. Examples of these incentives include lower fees, advance seat assignments and greater earning potential for frequent flier miles.

In part as a result of sharply rising average ticket prices, our ticket volumes decreased by 8% in 2011 after having grown by 11% in 2010. Air ticket volumes grew 6% in the first nine months of 2012, largely due to the acquisition of VIA Travel and air ticket sales of a major U.S. carrier, which were absent in the first quarter of 2011 due to a commercial disagreement.

From a product perspective, over 74% of our revenue comes from transactions involving the booking of hotel reservations, with approximately 8% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the products we distribute and represents our best overall growth opportunity.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. They each operate a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technological platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched our new Hotels.com global platform in the first quarter of 2010, enabling us to significantly increase the innovation cycle for that brand. Since then, we have been successful in improving conversion and driving much faster growth rates for the Hotels.com brand. We are in the midst of a similar transformation for our Expedia brand, having rolled out its new hotel platform in the second half of 2011, followed by the air platform rollout during the first half of 2012, with expectations that the new package platform will be launched late in 2012 or early 2013.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, which is the second largest online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Europe. Egencia, our corporate travel business, operates in 54 countries around the world and continues to expand aggressively, including its recent acquisition of VIA Travel, a travel management company in the Nordics. We also partner in a 50/50 joint venture with AirAsia – a low cost carrier serving the Asia-Pacific region – to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. In 2011, approximately 39% of our worldwide gross bookings and 42% of worldwide revenue were international up from 22% for both worldwide gross bookings and revenue in 2005. For the first nine months of 2012, 40% of our gross bookings and 43% of our revenue were international. We have a stated goal of driving more than half of our gross bookings and revenue through international points of sale.

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

Recent developments include:

•

Columbus-Findlay, Ohio Litigation. The U.S. Sixth Circuit Court of Appeals affirmed the district court’s decision dismissing all claims against the online travel companies and upheld the lower court’s decision that the online travel companies have no obligation to collect and remit hotel occupancy taxes.

•

Leon County v. Expedia, Inc., Florida Department of Revenue Litigation. The court granted the online travel companies’ and the Florida Department of Revenue’s motions for summary judgment dismissing all claims in the case and held that the online travel companies have no obligation to collect and remit hotel occupancy taxes.

•

District of Columbia Litigation. The court granted in part and denied in part the District of Columbia’s motion for summary judgment and denied the online travel companies’ motions for summary judgment.

•

Hawaii Tax Court Litigation. The court granted the defendant online travel companies’ motion for summary judgment, denied the State of Hawaii’s motion and held that Transient Accommodation Taxes are not due on the online travel companies’ services.

•

Kalamazoo County, Michigan Litigation. Kalamazoo County, Michigan brought suit against a number of online travel companies, including Expedia and Hotels.com, alleging violation of a local tax ordinance and common law claims.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $36 million as of September 30, 2012, which includes amounts expected to be paid in connection with the developments described above, and $32 million as of December 31, 2011. In addition, as of December 31, 2011, we also accrued $10 million related to court decisions and the potential and final settlement of issues related to hotel occupancy taxes.

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

In addition, certain jurisdictions, including the states of New York, North Carolina and Minnesota, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to the city of New York, the state of New York, the state and local jurisdictions of South Carolina, the State of Minnesota, and the city of Atlanta, Georgia.

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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Gross Bookings
Leisure	$8,120	$6,956	17%	$23,804	$20,879	14%
Egencia	936	667	40%	2,630	1,993	32%

Total gross bookings	$9,056	$7,623	19%	$26,434	$22,872	16%

Revenue Margin
Leisure	13.8%	14.0%		12.0%	12.1%
Egencia	8.3%	6.6%		7.8%	6.7%
Total revenue margin	13.2%	13.4%		11.6%	11.6%

The increase in worldwide gross bookings for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, was primarily due to a 27% and 25% increase in hotel room nights and a 11% and 6% increase in air tickets.

Revenue margin decreased for the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to hotel product mix, lower net air supplier economics combined with higher air ticket prices and book-to-stay timing, partially offset by a favorable mix shift to our higher margin product. Revenue margin was largely consistent for the nine months ended September 30, 2012, as compared to the same period in 2011.

Results of Operations

Revenue

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Leisure	$1,121	$976	15%	$2,849	$2,528	13%
Egencia	78	44	76%	206	134	54%

Total revenue	$1,199	$1,020	17%	$3,055	$2,662	15%

Revenue increased for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to an increase in hotel room nights stayed, partially offset by a decrease in revenue per room night and revenue per ticket. Egencia’s acquisition of VIA Travel in the second quarter of 2012 added approximately 3% to year-over-year growth to total revenue for the three months ended September 30, 2012 and approximately 2% for the nine months ended September 30, 2012.

Worldwide hotel revenue increased 20% and 18% for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The increase was primarily due to a 27% and 25% increase in room nights stayed, partially offset by a 6% and 5% decrease in revenue per room night for the respective periods. Revenue per room night decreased primarily due to changes in our hotel product mix, of which mix shift to regions with lower hotel economics is becoming a significant component, as well as impacts from foreign currency and accruals for loyalty programs.

Worldwide air revenue decreased 10% and 12% for the three and nine months ended September 30, 2012, compared to the same periods in 2011, due to a 19% and 17% decrease in revenue per air ticket, partially offset by an 11% and 6% increase in air tickets sold. The increase in air tickets sold primarily relates to the VIA Travel acquisition and was partially offset by volume pressure associated with a 1% and 4% increase in average ticket prices for the periods. In addition, the year-over-year increase for air tickets sold for nine months ended September 30, 2012 was also due to the availability of American Airlines tickets in the current year that were not available to our leisure consumers during the first quarter of 2011. Revenue per air ticket declined for both the quarterly and year-to-date periods due to lower net supplier economics and impacts from foreign exchange. The decline in the three months ended September 30, 2012 was also impacted by fewer consumer and interline booking fees while the decline in the nine months ended September 30, 2012 was partially offset by increases in those fees.

The remaining worldwide revenue, other than hotel and air discussed above, increased by 23% and 18% for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily through strong growth in corporate travel fees primarily due to the VIA travel acquisition as well as an increase in advertising and media, insurance and car revenue.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$929	$777	20%	$2,319	$1,982	17%
Agency	235	216	8%	638	597	7%
Advertising and media	35	27	28%	98	83	18%

Total revenue	$1,199	$1,020	17%	$3,055	$2,662	15%

Merchant revenue increased for the three and nine months ended September 30, 2012, compared to the same periods in 2011, due to the increase in merchant hotel revenue primarily driven by an increase in room nights stayed.

Agency revenue increased for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to growth in our corporate travel business and agency hotel business, partially offset by a decline in agency air revenue.

Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Customer operations	$120	$96	24%	$330	$273	21%
Credit card processing	80	69	17%	212	187	13%
Data center and other	44	41	11%	131	118	11%

Total cost of revenue	$244	$206	18%	$673	$578	17%

% of revenue	20.3%	20.2%		22.0%	21.7%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, destination supply, and stock-based compensation.

During the three and nine months ended September 30, 2012, the primary drivers of the increase in cost of revenue expense were higher credit card processing costs related to our merchant bookings growth as well as higher headcount and other customer service costs related to the VIA Travel acquisition and additional headcount to support our global customer operations, partially offset by lower debit card fees and an increase in credit card rebates.

Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Direct costs	$402	$318	26%	$1,028	$899	14%
Indirect costs	104	90	15%	299	261	15%

Total selling and marketing	$506	$408	24%	$1,327	$1,160	14%

% of revenue	42.2%	40.0%		43.4%	43.6%

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

Selling and marketing expenses increased $98 million and $167 million during the three and nine months ended September 30, 2012, compared to the same periods in 2011, driven by increases in affiliate marketing expenses at EAN, online marketing spend at Hotels.com and our Expedia brand, as well as higher personnel expenses driven by additional headcount across our supply organization and several brands.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$66	$49	33%	$191	$145	31%
Depreciation and amortization of technology assets	31	22	41%	81	60	34%
Other	29	27	6%	79	73	9%

Total technology and content	$126	$98	28%	$351	$278	26%

% of revenue	10.5%	9.6%		11.5%	10.5%

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

The increase of $28 million and $73 million in technology and content expense during the three and nine months ended September 30, 2012, compared to the same periods in 2011, was primarily due to increased personnel costs for additional headcount to support key technology projects for our Expedia brand, corporate technology function and supply organization as well as increased depreciation and amortization of technology assets.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$56	$49	15%	$159	$135	18%
Professional fees and other	29	30	(2%)	88	87	1%

Total general and administrative	$85	$79	8%	$247	$222	11%

% of revenue	7.1%	7.7%		8.1%	8.3%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

The $6 million and $25 million increase in general and administrative expense during the three and nine months ended September 30, 2012, compared to the same periods in 2011, was primarily due to higher personnel expenses resulting from an increase in headcount, partially offset by lower consulting fees. In addition, the increase for the three months ended September 30, 2012 was also due in part to higher legal fees.

Amortization of Intangible Assets

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$9	$6	70%	$22	$17	24%
% of revenue	0.8%	0.5%		0.7%	0.7%

Amortization for the three and nine months ended September 30, 2012 increased compared to the same periods of 2011 due to amortization related to the VIA Travel acquisition. In addition, amortization for the nine months ended September 30, 2012 included an approximate $2 million reduction related to a change in the estimated value of contingent purchase consideration for one of our prior acquisitions.

Legal Reserves, Occupancy Tax and Other

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$2	$14	(84%)	$5	$19	(72%)

Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy tax proceedings (“pay-to-play”) as well as certain other legal reserves.

Fluctuations during the three and nine months ended September 30, 2012, compared to the same periods in 2011, were primarily a result of the developments of certain occupancy tax litigation in the third quarter of 2011 and the corresponding impacts on our reserves.

Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Operating income	$227	$209	9%	$430	$388	11%
% of revenue	18.9%	20.5%		14.1%	14.6%

Operating income increased for the three and nine months ended September 30, 2012 but decreased as a percentage of revenue, compared to the same periods in 2011, primarily due to the growth in revenue, partially offset by increases in operating expenses in excess of revenue as described above.

Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Interest income	$8	$6	34%	$21	$15	41%
Interest expense	(22)	(23)	(5%)	(65)	(68)	(4%)

Interest income increased for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to higher average cash, cash equivalent and investment balances in the current year as well as a higher rate of return on those balances.

Other, Net

Other, net is comprised of the following:

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Foreign exchange rate gains (losses), net	$(8)	$10	(177%)	$(12)	$(2)	520%
Equity gains (losses) of unconsolidated affiliates, and other	—	1	N/A	$(7)	$—	N/A

Total other, net	$(8)	$11	(178%)	$(19)	$(2)	973%

Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$36	$31	18%	$70	$67	5%
Effective tax rate	17.7%	15.1%		19.2%	20.0%

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.

Our effective tax rate was 17.7% and 19.2% for the three and nine months ended September 30, 2012, which was lower than the 35% federal statutory rate primarily due to estimated earnings in jurisdictions outside the United States, release of a valuation allowance related to foreign deferred tax assets, and to a lesser extent adjustments resulting from a reconciliation of the prior year’s income tax return to our provision for income taxes, partially offset by state income taxes.

The increase in the effective rate for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to a decrease in estimated earnings as a percentage of total earnings in jurisdictions outside of the United States, reserves for uncertain tax positions, and other nondeductible expenses and income inclusions, offset by the release of a valuation allowance on foreign deferred tax assets.

Our effective tax rate was 15.1% and 20.0% for the three and nine months ended September 30, 2011, which was lower than the 35% federal statutory rate primarily due to estimated earnings in jurisdictions outside the United States and to a lesser extent adjustments resulting from a reconciliation of the prior year’s income tax return to our provision for income taxes, partially offset by state income taxes.

Discontinued Operations, Net of Taxes

During the nine months ended September 30, 2012, we incurred a loss from early extinguishment of our 8.5% senior notes due 2016 (the “8.5% Notes”) resulting directly from the spin-off of TripAdvisor. The pre-tax loss was approximately $38 million (or $24 million net of tax), which included an early redemption premium of $33 million and the write-off of $5 million of unamortized debt issuance and discount costs. This loss was recorded within discontinued operations in the first quarter of 2012, as that was the period in which the 8.5% Notes were legally extinguished. For additional information, see Note 3 — Acquisitions and Dispositions in the notes to the consolidated financial statements. Discontinued operations also includes the results of operations of TripAdvisor for the three and nine months ended September 30, 2011, the reclassification of expense related to the obligation to fund a charitable foundation that was assumed by TripAdvisor in conjunction with the spin-off as well as interest expense and amortization of debt issuance costs and discount related to 8.5% Notes which were redeemed in connection with the spin-off.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $2.4 billion and $1.3 billion at September 30, 2012 and December 31, 2011, including $300 million and $302 million of cash and short-term investment balances of majority-owned subsidiaries as well as $52 million and $131 million held in foreign subsidiaries related to earnings indefinitely invested outside the United States; and our $750 million revolving credit facility. As of September 30, 2012, $728 million was available under the facility representing the total $750 million facility less $22 million of outstanding stand-by letters of credit. The revolver provides capacity in excess of the outstanding 7.456% senior notes in the event of a partial or full redemption at the option of the holders in August 2013. The revolving credit facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points, and the commitment fee on undrawn amounts at 22.5 basis points as of September 30, 2012.

Our credit ratings are periodically reviewed by rating agencies. In April 2011, in response to our announcement of the TripAdvisor spin-off, Moody’s affirmed its Ba1 rating and changed its outlook from “positive” to “stable,” while S&P and Fitch placed the Company’s ratings on Credit Watch with negative implications and Rating Watch Negative, respectively. In October 2011, Fitch affirmed its rating at BBB- and removed the rating from Rating Watch Negative, with an outlook of “stable.” In December 2011, S&P affirmed the Company’s BBB- rating and removed the ratings from Credit Watch, with an outlook of “stable.” In October 2012, Fitch affirmed its rating at BBB- with an outlook of “stable.” Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

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

As of September 30, 2012, we had a deficit in our working capital of $207 million, compared to a deficit of $279 million as of December 31, 2011.

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

Our cash flows are as follows:

	Nine months ended September 30,
	2012	2011	$ Change
	(In millions)
Cash provided by (used in) continuing operations:
Operating activities	$1,454	$1,019	$435
Investing activities	(673)	(306)	(367)
Financing activities	(154)	(169)	15
Net cash provided by (used in) discontinued operations	(8)	114	(122)
Effect of foreign exchange rate changes on cash and cash equivalents	6	(13)	19

For the nine months ended September 30, 2012, net cash provided by operating activities increased by $435 million primarily due to increased benefits from working capital changes as well as an increase in operating income.

For the nine months ended September 30, 2012, cash used in investing activities increased by $367 million primarily due to an increase of cash used for acquisitions of $190 million, higher net purchases of investments of $154 million and higher capital expenditures of $19 million.

Cash used in financing activities for the nine months ended September 30, 2012 primarily included cash paid to acquire shares of $366 million, including the repurchased shares under the authorizations discussed below, as well as $42 million cash dividend payments, partially offset by $233 million of proceeds from the exercise of equity awards, including the warrants discussed below. Cash used in financing activities for the nine months ended September 30, 2011 primarily included cash paid to acquire shares of $209 million as well as a $58 million cash dividend payment, partially offset by a net $71 million inflow related to the May 2011 eLong transaction and our purchase of additional interest in another subsidiary and $23 million of proceeds from the exercise of equity awards.

In 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. On April 25, 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. During the nine months ended September 30, 2012 and 2011, we repurchased, through open market transactions, 9.9 million and 7.6 million shares (3.8 million on a reverse split adjusted basis) available under the authorizations for a total cost of $351 million and $199 million, excluding transaction costs. As of September 30, 2012, 18.9 million shares remain authorized for repurchase under the April 2012 authorization with no fixed termination date for the repurchases. Subsequent to the end of the third quarter of 2012, we repurchased an additional 0.8 million shares for a total cost of $46 million, excluding transaction costs, representing an average purchase price of $55.36 per share.

In the first nine months of 2012 and 2011, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Nine months ended September 30, 2012:
February 9, 2012	$0.09	March 12, 2012	$12,204	March 30, 2012
April 25, 2012	0.09	May 30, 2012	12,205	June 19, 2012
July 25, 2012	0.13	August 28, 2012	18,061	September 18, 2012
Nine months ended September 30, 2011:
February 9, 2011	$0.14	March 11, 2011	$19,352	March 31, 2011
April 27, 2011	0.14	May 27, 2011	19,232	June 17, 2011
July 26, 2011	0.14	August 26, 2011	19,148	September 16, 2011

In addition, on October 24, 2012, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.13 per share of outstanding common stock payable on December 7, 2012 to stockholders of record as of the close of business on November 16, 2012. Future declarations of dividends are subject to final determination of our Board of Directors.

During the second quarter of 2012, we issued 7.3 million shares of Expedia, Inc. common stock as a result of the exercise of 30 million privately held warrants at a weighted average exercise price of $23.98 for total proceeds to the Company of approximately $175 million. As of September 30, 2012, we did not have any warrants outstanding.

The effect of foreign exchange on our cash balances denominated in foreign currency for the nine months ended September 30, 2012 showed a net increase of $19 million reflecting higher foreign-denominated cash balances in the current year and appreciation in currencies.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2011. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of September 30, 2012 or December 31, 2011.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, including TripAdvisor, see Note 9 — Related Party Transactions in the notes to the consolidated financial statements.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material changes in our market risk during the three and nine months ended September 30, 2012. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2011 and our subsequent Quarterly Reports on Form 10-Q. The following are developments regarding such legal proceedings:

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

Columbus-Findlay, Ohio Litigation. On September 10, 2012, the U.S. Sixth Circuit Court of Appeals affirmed the district court’s decision dismissing all claims against the online travel companies and upheld the lower court’s decision that the online travel companies have no obligation to collect and remit hotel occupancy taxes.

Village of Rosemont, Illinois Litigation. On July 31, 2012, the court granted in part and denied in part the parties’ cross-motions for summary judgment on damages.

Pine Bluff, Arkansas Litigation. A hearing on plaintiffs’ motion for class certification is scheduled for November 19, 2012.

Leon County v. Expedia, Inc., Florida Department of Revenue Litigation. On September 19, 2012, the court granted the online travel companies and the Florida Department of Revenue’s motions for summary judgment dismissing all claims in the case and held that Leon County does not have the right to bring an action for collection of state sales tax.

District of Columbia Litigation. On September 24, 2012, the court granted in part the District of Columbia’s motion on summary judgment and denied the online travel companies’ motions on summary judgment.

State of Mississippi Litigation. On September 20, 2012, the court denied the online travel companies’ motion to dismiss.

Kalamazoo County, Michigan Litigation. On August 23, 2012, Kalamazoo County, Michigan brought suit against a number of online travel companies, including Expedia and Hotels.com. County of Kalamazoo, Michigan v. Hotels.com L.P., et al., Case No. 2012-0450-CZ (Ninth Judicial Circuit Court, County of Kalamazoo, Michigan). The complaint includes claims for declaratory judgment, injunctive relief, violation of local tax ordinance, conversion, unjust enrichment, constructive trust, money had and received and joint venture liability.

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes, which are listed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent Quarterly Reports on Form 10-Q.

The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.

Part II. Item 1. Legal Proceedings

Actions Filed by Expedia

Hawaii Tax Court Litigation. On August 31, 2012, Expedia, Hotels.com, Hotwire and other online travel companies and the Hawaii Director of Taxation filed cross motions for summary judgment. A hearing on those motions was held on October 22, 2012. The court granted the defendant online travel companies’ motion for summary judgment, denied the State of Hawaii’s motion and held that Transient Accommodation Taxes are not due on the online travel companies’ services.

City of Portland Litigation. On August 29, 2012, the online travel companies filed a motion to dismiss the city and county’s common law counterclaims that online travel companies are required to collect and remit hotel occupancy taxes.

Matters Relating to Hotel Booking Practices

On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The Statement of Objections alleges that Expedia and Booking.com entered into separate agreements with IHG that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The OFT limited its investigation to a small number of companies, but has stated that the investigation is likely to have wider implications for the industry within the United Kingdom.

The Statement of Objections does not constitute a finding of infringement and all parties have the opportunity to respond. If the OFT maintains its objections after the companies’ responses, the OFT can issue a final decision. In such a case a final decision would be issued at the earliest in 2013. An appeal of an adverse OFT decision is to the English courts but may involve a reference on matters of European Union law to the European Court of Justice. We are unable at this time to predict the outcome of the OFT proceeding and any appeal. In addition, a number of competition authorities in other European countries have initiated investigations in relation to certain contractual arrangements between hotels and online travel companies, including Expedia. These investigations differ in relation to the parties involved and the precise nature of the concerns.

Since August 20, 2012, twenty-one putative class action lawsuits, which refer to the OFT’s Statement of Objections, have been initiated in the United States by consumer plaintiffs alleging claims against the online travel companies, including Expedia, and several major hotel chains for alleged resale price maintenance for online hotel room reservations, including but not limited to violation of the Sherman Act, state antitrust laws, state consumer protection statutes and common law tort claims, such as unjust enrichment. The cases are currently pending in multiple federal and state courts. The parties have moved before the Judicial Panel on Multi-District Litigation for consolidation of the cases.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

In 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. On April 25, 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. During the nine months ended September 30, 2012, we repurchased, through open market transactions, 9.9 million under the authorizations for a total cost of $351 million, excluding transaction costs. As of September 30, 2012, 18.9 million shares remain authorized for repurchase under the April 2012 authorization. There is no fixed termination date for the repurchases.

A summary of the repurchase activity for the third quarter of 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, except per share data)
July 1-31 2012	—	$—	—	20,000
August 1-31, 2012	213	52.34	213	19,787
September 1-30, 2012	882	54.95	882	18,905

Total	1,095	$54.44	1,095

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

October 25, 2012	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer