Form 10-K
period 2012-12-31
Expedia, Inc.
filed 2013-02-06
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2012, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $4,616,389,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at January 25, 2013 were approximately,
Common stock, $0.0001 par value per share	122,588,188 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (Proxy Statement)	Part III

Expedia, Inc.

Form 10-K

For the Year Ended December 31, 2012

Expedia, Inc.

Form 10-K

For the Year Ended December 31, 2012

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

Management Overview

General Description of our Business

Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. We seek to grow our business through a dynamic portfolio of travel brands, including our majority-owned subsidiaries that feature the world’s broadest supply portfolio – including almost 200,000 hotels in 200 countries, 300 airlines, packages, rental cars, cruises, as well as destination services and activities. Travel suppliers distribute and market products via our sites, our private label business and our call centers in order to reach our extensive, global audience, including the approximately 50 million unique visitors that visit our sites on a monthly basis.

Our portfolio of brands includes:

•	Expedia.com®, a full service online travel agency with sites in 30 countries;

•	Hotels.com®, a hotel-only booking service with more than 85 sites worldwide;

•	Hotwire.com®, a discount travel provider with sites in 11 countries;

•	Expedia® Affiliate Network (“EAN”), which powers travel for some of the world’s largest travel and non-travel brands, as well as more than 10,000 active affiliates worldwide;

•	Classic Vacations®, a luxury travel specialist,;

•	Expedia Local Expert® (“ELE”), a destination services and concierge services provider;

•	Expedia® CruiseShipCenters®, with home-based agents and retail locations in the United States and Canada;

•	Egencia®, the world’s fifth largest corporate travel management company;

•	eLong™, Inc. (“eLong”), China’s second largest online travel company; and

•	Venere.com™, a European online hotel specialist.

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

Summary of the Spin-Off of TripAdvisor, Inc.

On December 20, 2011, following the close of trading on the Nasdaq Stock Market, Expedia completed the spin-off of TripAdvisor, Inc. (“TripAdvisor”), a Delaware corporation, to Expedia stockholders. We refer to this transaction as the “spin-off.” TripAdvisor consists of the domestic and international operations previously associated with Expedia’s TripAdvisor Media Group and is now a separately traded public company, trading under the symbol “TRIP” on The Nasdaq Global Select Market. Expedia continues to own and operate our remaining businesses—the domestic and international operations of our travel transaction brands—as a separately traded public company, trading under the symbol “EXPE” on The Nasdaq Global Select Market.

Immediately prior to the spin-off, Expedia effected a one-for-two reverse stock split of outstanding our capital stock, with cash paid in lieu of fractional shares. The spin-off was then effected by means of a reclassification of our capital stock such that for every two shares of Expedia common stock and Class B common stock owned prior to the spin-off and the reverse stock split, one share of new Expedia common stock or Class B common stock and one share of TripAdvisor common stock or Class B common stock was issued at the effective time of the spin-off. In addition, immediately following the spin-off, our outstanding warrants to purchase common stock converted into adjusted warrants to purchase shares of Expedia common stock and new warrants to purchase shares of TripAdvisor common stock, with terms materially consistent with those contained in the original warrants. In connection with a preferred stock merger that occurred prior to completion of the spin-off, all outstanding shares of our Series A Cumulative Convertible Preferred Stock were converted into the right to receive cash.

Equity Ownership and Voting Control

As of December 31, 2012, there were 122,529,595 shares of Expedia common stock and 12,799,999 shares of Expedia Class B common stock outstanding. Expedia stockholders are entitled to one vote for each share of common stock and ten votes for each share of Class B common stock outstanding. As of December 31, 2012, Liberty Interactive Corporation (“Liberty”), through a wholly-owned subsidiary, held approximately 8% of Expedia’s outstanding common stock and 100% of Expedia’s outstanding Class B common stock (or, assuming conversion of all shares of Class B common stock into shares of common stock, held 17% of Expedia’s outstanding common stock). As of such date, Barry Diller, Chairman and Senior Executive of Expedia (through his own holdings and holdings of Liberty, over which Mr. Diller generally has voting control pursuant to an irrevocable proxy granted by Liberty under the Stockholders Agreement described below) controlled approximately 57% of the outstanding total voting power of Expedia.

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

Market Opportunity & Business Strategy

Expedia is the largest online travel company in the world, yet our gross bookings represent only about 3% of total worldwide travel spending. PhoCusWright estimates global travel spending at over $1 trillion, with an increasing share booked through online channels each year. We have amassed, and continue to build, a broad and deep supply portfolio which today includes almost 200,000 hotels, 300 airlines and numerous car rental, cruise companies and other travel suppliers. During the year, a monthly average of approximately 50 million unique visitors come to our sites to research, plan and book travel.

We are focused on revolutionizing travel through the power of technology. We believe the brand strength of our portfolio as well as our enhanced product offerings and new channel penetration drives customer demand, which when combined with our global scale and broad based supply, give us a unique advantage in addressing the ongoing migration of travel bookings from offline to online around the world. With our unmatched global audience of travelers, and our deep and broad selection of travel products, there is a rich interplay between supply and demand in our global marketplace that helps us provide value to both travelers planning trips and supply partners wanting to grow their business through a better understanding of travel retailing and consumer demand in addition to reaching consumers in markets beyond their reach. Our primary growth drivers are technology and product innovation, global expansion, and new channel penetration.

Portfolio of Brands

Expedia operates a strong brand portfolio with global reach, targeting a broad range of travelers, travel suppliers and advertisers. We know that consumers typically visit multiple travel sites prior to booking travel, and having a multi-brand strategy increases the likelihood that those consumers will visit one or more of our sites. We also market to consumers through a variety of channels, including internet search, and having multiple brands appear in search results also increases the likelihood of attracting visitors, particularly in international markets, where we historically have not invested as heavily in offline brand marketing campaigns. Our brands tailor their product offerings and websites to particular traveler demographics. For example, Hotwire finds deep discount deals for the budget-minded travel shopper while our Classic Vacations brand targets high-end, luxury travelers. Brand Expedia spans the widest swath of potential customers with travel options across a broad value spectrum, while our Hotels.com brand focuses specifically on a hotel only product offering.

Brand Expedia. Our Expedia-branded websites, including Expedia.com in the United States, make a large variety of travel products and services available directly to travelers through full-service websites in 30 countries across the globe. Brand Expedia serves many different types of travelers, from families booking a summer vacation to individual travelers arranging a quick weekend getaway, as well as unmanaged business travelers. Travelers can search for, compare information about (including pricing, availability and traveler reviews) and book travel products and services on Expedia-branded websites, including airline tickets, lodging, car rentals, cruises and many destination services — such as airport transfers, local attractions and tours — from a large number of suppliers, on both a stand-alone and package basis. In the Asia Pacific region, under a joint venture which was launched on July 1, 2011, Brand Expedia exclusively partners with low-cost airline AirAsiaTM allowing Expedia sites to be the only websites – other than AirAsia – to distribute AirAsia content. We hold a 50% ownership interest in the joint venture, which is accounted for under the equity method. The results of the

Expedia websites contributed to the joint venture are no longer consolidated within Expedia’s results of operations as of the joint venture’s launch. AirAsia owns the remaining 50% interest and contributed its AirAsiaGo and GoRooms businesses.

Hotels.com Worldwide. Hotels.com stands as a pure-play business focused entirely on marketing and distributing hotel rooms. Hotels.com, with more than 85 localized sites worldwide, offers travelers a broad selection of hotel properties. Because of its single product offering, Hotels.com is often our first entry point into a region allowing us to evaluate the market opportunity prior to adding additional brands and product offerings.

The Hotwire Group. Hotwire offers a travel booking service that matches flexible, price-sensitive travelers with suppliers who have excess seats, rooms and cars they offer at lower rates than retail provided their brand is presented “opaquely” until after the customer books. Hotwire travelers may enjoy significant discounts by electing to book travel services without knowing certain itinerary details such as brand and exact hotel location, while suppliers create value from excess availability without diluting their core brand-loyal traveler base. Through its U.S. and international sites, Hotwire partners with leading hotel companies worldwide, brand-name domestic and international airlines, and major car rental companies in the United States. Hotwire also operates CarRentals.com™, an online car rental marketing and retail firm offering a diverse selection of car rentals direct to consumers.

Expedia Affiliate Network. Our private label and co-brand programs make travel products and services available to travelers through third-party company-branded websites, including some of the leading regional online travel companies. The products and services made available through EAN are substantially similar to those made available on Expedia-branded and Hotels.com-branded websites. We generally compensate participants in co-branded and private label programs on a revenue-share basis. We also leverage private label platforms to make Expedia and Hotels.com-branded sites available in certain international points of sale.

Egencia. Our full-service travel management company offers travel products and services available to corporations and corporate travelers. Egencia maintains a global presence in 55 countries across North America, Europe and Asia Pacific. Egencia provides, among other things, centralized booking tools for employees of its corporate customers, unique supply targeted at business travelers, and consolidated reporting for global, large and “SME” (small and medium size enterprise) business segments. Egencia charges its corporate clients account management fees, as well as transactional fees for making or changing bookings. In addition, Egencia provides on-site agents to some corporate clients to more fully support the account. Egencia also offers consulting and meeting management services. We believe the corporate travel sector represents a significant opportunity for Expedia through Egencia’s compelling technology solution for businesses seeking to optimize travel costs and improve employees’ travel experiences by moving the focus of the corporate travel program online versus the traditional call center approach. We intend to continue investing in and expanding the geographic footprint and technology infrastructure of Egencia as evidenced by the acquisitions of VIA Travel, a travel management company in the Nordics, during 2012 as well as Travelforce® and Traveldoo™ during 2011.

eLong. Expedia’s majority-owned online hotel and air travel service company, based in Beijing, China, specializes in travel products and services in China with a particular focus on driving online hotel bookings. eLong uses web-based distribution technologies and 24-hour call centers to provide consumers with the ability to make hotel reservations at almost 39,000 hotels in China and, through Expedia, hotels in countries worldwide. eLong also offers air ticketing and other travel related information and services. Travelers can access eLong travel products and services through its websites, including www.elong.com and www.elong.net. During 2012, Expedia and eLong entered into an expanded agreement aimed to improve consumers’ global hotel booking options and increase Expedia’s visibility to consumers in the Chinese market. The enhanced partnership also provides an increased level of strategic cooperation between Expedia and eLong. eLong, Inc. is a listed company, with American Depository Shares which trade on the Nasdaq Global Market under the symbol “LONG.”

Venere. Our Venere website, www.venere.com, lists hotel properties in hundreds of locations around the world and provides hotel partners with geographically diverse sources of demand. Venere primarily uses direct agency-based relationships with hotels around the globe ensuring it can offer customers best-value rates.

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

Expedia CruiseShipCenters. Majority-owned by Expedia, CruiseShipCenters is one of North America’s leading sellers of cruise vacations. CruiseShipCenters has over 160 retail locations, a team of nearly 4,000 professionally-trained cruise consultants and a searchable online database of more than 10,000 cruise vacations.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. They each operate a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched our new Hotels.com global platform in the first quarter of 2010, enabling us to significantly increase the innovation cycle for that brand. Since then, we have been successful in improving conversion and driving much faster growth rates for the Hotels.com brand. We are in the midst of a similar transformation for our Brand Expedia, having rolled out its new hotel platform in the second half of 2011, followed by the air platform rollout during the first half of 2012, with expectations that the new package platform will be completed in 2013.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, which is the second largest online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Europe. Egencia, our corporate travel business, operates in 55 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. We also partner in a 50/50 joint venture with AirAsia – a low cost carrier serving the Asia-Pacific region—to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. In 2012, approximately 41% of our worldwide gross bookings and 45% of worldwide revenue were international points of sale up from 22% for both worldwide gross bookings and revenue in 2005. We have a stated goal of driving more than half of our revenue through international points of sale.

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

New Channel Penetration. Today, the vast majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile/tablet applications that are receiving strong reviews and solid download trends. In 2010, we bought a leading travel application company called Mobiata® which is responsible for several top travel applications, such as FlightTrackTM, FlightTrack ProTM and FlightBoardTM, and is now integrated into Brand Expedia. We believe mobile bookings present an opportunity for incremental growth as they are typically completed within one day of the travel or stay which is a much shorter booking window than we have historically experienced via more traditional online booking methods. During the last year, customers’ behaviors and preferences on tablet devices began to show differences from trends seen on smartphones. For example, the booking window on a smartphone typically is much shorter than the emerging trend on the tablet device and historical average on a desktop or laptop. We have a stated goal of booking 20% of our transactions through mobile devices before the end of 2014.

Virtually all of our leisure brands continue to conduct experiments with ‘daily deals’ and social media as part of our efforts to drive business through new distribution channels. We believe daily deals may represent incremental travel bookings as it typically represents an impulse purchase compared to historical travel purchasing activity which tends to be a highly considered and deliberate transaction. In addition, we anticipate the importance of social media channels to consumers and to our industry to increase over time. It is our intention to grow our ‘social’ efforts alongside this trend.

Merchant and Agency Business Models

We make travel products and services available both on a stand-alone and package basis, primarily through two business models: the merchant model and the agency model. Under both models, we facilitate the booking of hotel rooms, airline seats, car rentals and destination services from our travel suppliers. Under the merchant model, we are the merchant of record. Under the agency model, the travel supplier is the merchant of record. During 2012, we introduced the Expedia Traveler Preference (“ETP”) program that enables much closer integration of the agency hotel product with our core merchant offering. Specifically, for participating hotels, we will be able to offer customers the choice of whether to pay Expedia in advance (Expedia Collect) or pay at the hotel at the time of the stay (Hotel Collect).

For transactions where we act as merchant of record, we generally have certain latitude to establish prices charged to travelers (as compared to agency transactions). Also, we generally negotiate supply allocation and pricing with our suppliers, which often enables us to achieve a higher level of net revenue per transaction as compared to that provided through the agency model. Today, the majority of our merchant revenue primarily relates to hotel bookings. As we roll-out the ETP program globally, we believe it will likely drive faster growth in our agency hotel business which could result in our blended hotel margins trending down over time. Through the introduction of the ETP program, we expect any distinction between the “agency-model” and the “merchant-model” to blur over time.

Through our Expedia-branded websites, travelers can dynamically assemble multiple component travel packages in a single transaction at a lower price as compared to booking each component separately. Packages assembled by travelers through the packaging model on these websites primarily include a merchant hotel component and an air or car component. Travelers select packages based on the total package price, without being provided component pricing. The use of the merchant travel components in packages enables us to make certain travel products available at prices lower than those charged on an individual component basis by travel suppliers without impacting their other models. In addition, we also offer third-party pre-assembled package offerings, primarily through our international points of sale, further broadening our scope of products and services to travelers. We expect the package product to continue to be marketed using the merchant model even with the planned global roll-out of the ETP program.

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

In addition, we have developed proprietary, supplier-oriented technology that streamlines the interaction between some of our websites and hotel central reservation systems, making it easier and more cost-effective for hotels to manage reservations made through our brands. Through this “direct connect” technology, hotels can upload information about available products and services and rates directly from their central reservation systems into our websites, as well as automatically confirm hotel reservations made by our travelers. In the absence of direct connect technology, both of these processes are generally completed via a proprietary extranet.

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

Our marketing channels primarily include online advertising including search engine marketing and optimization as well as meta-search, social media sites, such as Facebook and Twitter, offline advertising, loyalty programs and direct and/or personalized traveler communications on our websites as well as through direct e-mail communication with our travelers. Our marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from our travel suppliers based on our supplier relationships. Our traveler loyalty programs include Welcome Rewards® on Hotels.com global websites and Expedia Rewards on Expedia.com. The cost of these two loyalty programs is recorded as a reduction of revenue in our financial statements.

We also make use of affiliate marketing. The Expedia.com and Hotels.com-branded websites receive bookings from consumers who have clicked-through to the respective websites through links posted on affiliate partner websites. Affiliate partners can also make travel products and services available on their own websites through a Brand Expedia or Hotels.com co-branded offering or a private label website. Our EAN business provides our affiliates with technology and access to a wide on range of products and services. We manage agreements with thousands of third-party affiliate partners, including a number of leading travel companies, pursuant to which we pay a commission for bookings originated from their websites.

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

Competition

Our brands compete in rapidly evolving and intensely competitive markets. We believe the relatively low percentage of total travel sales transacted online, particularly in international markets, indicates that these markets represent especially large opportunities for Expedia and those of our competitors that wish to expand their brands and businesses abroad to achieve global scale. We also believe that Expedia is one of only a few companies that are focused on building a truly global, travel marketplace.

Our competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers, including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services, search engines, such as Google and Bing, and certain travel meta-search engines. We face these competitors in local, regional, national and/or international markets. In some cases, competitors are offering favorable terms and improved interfaces to suppliers and travelers which make competition increasingly difficult.

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

As we continue to expand the reach of our brands into the European, Asia-Pacific and other international markets, we are increasingly subject to laws and regulations applicable to travel agents or tour operators in those markets, including, in some countries, pricing display requirements, licensing and registration requirements, mandatory bonding and travel indemnity fund contributions, industry specific value-added tax regimes and laws regulating the provision of travel packages. For example, the European Economic Community Council Directive on Package Travel, Package Holidays and Package Tours imposes various obligations upon marketers of travel packages, such as disclosure obligations to consumers and liability to consumers for improper performance of the package, including supplier failure.

Additionally, we are subject to consumer protection and competition laws and regulations around the world that are not specific to the travel industry. Some of these laws and regulations have not historically been applied in the context of online travel companies, so there can be uncertainty regarding how these requirements relate to our various business models.

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

Employees

As of December 31, 2012, we employed approximately 12,330 full-time and part-time employees, including approximately 2,845 employees of eLong. We believe we have good relationships with our employees, including relationships with employees represented by works councils or other similar organizations.

Part I. Item 1A. Risk Factors

You should carefully consider each of the following risks and uncertainties associated with our company and the ownership of our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business and/or financial performance.

We operate in an increasingly competitive global environment.

The market for the services we offer is increasingly and intensely competitive. We compete with both established and emerging online and traditional sellers of travel-related services, including:

•	online travel agencies,

•	travel suppliers, including hotels and air,

•	large online portal and search companies,

•	travel metasearch engines,

•	traditional travel agencies, wholesalers and tour operators,

•	travel content sites and mobile applications including traveler review sites,

•	operators of travel industry reservation databases, and

•	private shopping websites.

Online travel agencies: We face increasing competition from other online travel agencies in many regions, such as Priceline and its regional brands, Travelocity, Orbitz, as well as other regional competitors such as Ctrip in China, which in some cases may have more favorable offerings for both travelers and suppliers, including pricing and supply breadth. In particular, we have faced and are facing, intense global competition from Priceline subsidiaries, Booking.com and Agoda.com. We also compete with other travel agencies for both travelers and the acquisition and retention of supply.

Travel suppliers: Some of our competitors, including travel suppliers such as airlines and hotels, may offer products and services on more favorable terms, including lower prices, no fees or unique access to proprietary loyalty programs, such as points and miles. Many of these competitors, such as airlines, hotel and rental car companies, have been steadily focusing on increasing online demand on their own websites in lieu of third-party distributors such as the various Expedia sites. For instance, some low cost airlines, which are having increasing success in the marketplace, distribute their online supply exclusively through their own websites and several large hotel chains have combined to establish a single online hotels search platform with links directly to their own websites. Suppliers who sell on their own websites, in some instances, offer advantages such as increased or exclusive product availability and their own bonus miles or loyalty points, which could make their offerings more attractive to consumers than ours.

Search engines: We also face increasing competition from search engines like Google, Bing and Yahoo! Search. To the extent that these leading search engines that have a significant presence in our key markets disintermediate online travel agencies or travel content providers by offering comprehensive travel planning or shopping capabilities, or increasingly refer those leads to suppliers directly or other favored partners, or offer the ability to make transactions on their own website, there could be a material adverse impact on our business and financial performance. For example, during 2011 Google completed its acquisition of flight search technology company ITA Software and launched a new beta product called Google Flights, in which OTA results are not included, and separately made changes to its hotel search results to promote their own products. To the extent these actions have a negative effect on our search traffic, our business and financial performance could be adversely affected. Our websites, or websites in which we hold a significant ownership position, including trivago-branded websites if we consummate our agreement to acquire a significant majority interest in trivago, compete for advertising revenue with these search engines, as well as with large internet portal sites that offer advertising opportunities for travel-related companies. Several of these competitors have significantly greater financial, technical, marketing and other resources and large client bases. We expect to face additional competition as other established and emerging companies enter the online advertising market. Competition could result in higher traffic acquisitions costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites.

Travel metasearch engines and content aggregators: Travel metasearch websites, including Kayak.com (which entered into a merger agreement with Priceline.com in November 2012) and Trivago.com (in which Expedia has agreed to acquire a majority ownership interest), and travel research sites that have search functionality, such as TripAdvisor, aggregate travel search results for a specific itinerary across supplier, travel agent and other websites. If these competitors limit our participation within their results, it could affect our traffic-generating arrangements in a negative manner. In addition, some metasearch sites, such as Kayak.com, offer users the ability to make hotel reservations directly on their websites.

Social media websites and mobile platform travel applications: In recent years, social media websites, including Facebook.com, mobile platforms, including smartphones and tablet computers, have emerged and are growing significantly. The emergence of mobile platforms has lead increasing use by consumers of standalone applications to research and book travel. In addition, Facebook has recently launched enhanced search functionality for data included within its website, which may in the future develop into an alternative research resource for travelers.

We cannot assure you that we will be able to compete successfully against any current, emerging and future competitors or on platforms that may emerge, or provide differentiated products and services to our traveler base. Increasing competition from current and emerging competitors, the introduction of new technologies and the continued expansion of existing technologies, such as metasearch and other search engine technologies, may force us to make changes to our business models, which could affect our financial performance and liquidity. Increased competition has resulted in and may continue to result in reduced margins, as well as loss of travelers, transactions and brand recognition.

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

Beginning in 2008, domestic and global economic conditions deteriorated rapidly resulting in increased unemployment and a reduction in available budgets for both business and leisure travelers, which slowed spending on the services we provide and had a negative impact on our revenue growth. Further economic weakness and uncertainty may result in significantly decreased spending on our services by both business and leisure travelers, which may have a material adverse impact on our business and financial performance. More recently, during 2012, several Eurozone countries experienced deteriorating credit and economic conditions, which resulted in significant devaluation of the Euro relative to other currencies, such as the U.S. dollar, and it is possible that certain Eurozone countries could leave the Euro currency in the future, which could adversely impact our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. dollars.

Our business is also sensitive to fluctuations in hotel supply, occupancy and average daily rates (“ADRs”), decreases in airline capacity periodically rising airline ticket prices, or the imposition of taxes or surcharges by regulatory authorities, all of which we have recently experienced. For example, the significant decline in ADRs, which began in late 2008 and continued through 2009, negatively impacted our hotel booking revenue. In addition, ADRs on our websites in both 2008 and 2009 declined faster than in the overall travel industry due to a number of factors including the increased use of our distribution channels for promotional activities by hotels. To the extent ADRs decline in the future, our hotel booking revenue may be negatively impacted.

Other factors that could negatively affect our business include:

•	Air fare increases;

•	Continued air carrier consolidation;

•	Reduced access to discount airfares;

•	Travel-related strikes or labor unrest, bankruptcies or liquidations;

•	Incidents of actual or threatened terrorism;

•	Periods of political instability or geopolitical conflict in which travelers become concerned about safety issues;

•	Natural disasters or events such as severe weather conditions, volcanic eruptions, hurricanes or earthquakes;

•	Travel-related accidents or the grounding of aircraft due to safety concerns; and

•	Health-related risks, such as the H1N1 and avian flu outbreaks.

Such concerns could result in a protracted decrease in demand for our travel services. This decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business, working capital and financial performance over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as severe weather conditions, actual or threatened terrorist activity or war, could result in the incurrence of significant additional costs and decrease our revenues leading to constrained liquidity if we, as we have done historically in the case of severe weather conditions, provide relief to affected travelers by refunding the price or fees associated with airline tickets, hotel reservations and other travel products and services.

Our business depends on our relationships with travel suppliers and travel distribution partners.

An important component of our business success depends on our ability to maintain and expand relationships with travel suppliers and GDS partners. A substantial portion of our revenue is derived from compensation negotiated with travel suppliers, in particular hotel suppliers, and GDS partners for bookings made through our websites. Each year we typically negotiate or renegotiate numerous long-term airline and hotel contracts. No assurances can be given that travel suppliers or GDS partners will not further reduce or eliminate compensation, attempt to implement multiple costly direct connections, charge travel agencies for or otherwise restrict access to content, credit card fees or other services, further reduce their ADRs or decide not to make their travel inventory available to us, any of which could reduce our revenue and margins thereby adversely affecting our business and financial performance. For example, a number of airlines now charge for checked baggage, food, beverages and other services. GDSs currently have limited technology to incorporate these elements into our product selection, impacting our product display and comparability with the airlines own sites or other channels that show this content detail. In late 2010, American Airlines began to pursue a new distribution strategy requiring online travel agents to agree to connect directly to American Airlines’ systems, rather than through GDSs. If other airlines pursue a similar distribution strategy, it could reduce our access to air inventory, reduce our compensation, result in additional operating expenses related to the development, implementation and maintenance of the necessary technology systems, increase the frequency or duration of system problems and delay other projects.

We rely on the value of our brands, and the costs of maintaining and enhancing our brand awareness are increasing.

We invest considerable financial and human resources in our brands in order to retain and expand our customer base. We expect that the cost of maintaining and enhancing our brands will increase due to a variety of factors, including increased spending from our competitors, the increasing costs of supporting multiple brands and the impact of competition among our multiple brands, expansion into geographies and products where our brands are less well known, inflation in media pricing including search engine keywords and the continued emergence and relative traffic share growth of search engines and metasearch engines as destination sites for travelers. Our efforts to preserve and enhance consumer awareness of our brands may not be successful, and, even if we are successful in our branding efforts, such efforts may not be cost-effective, or as efficient as they have been historically. Moreover, successful branding efforts with respect to some brands within the Expedia portfolio have in the past and may in the future result in marketing inefficiencies and negatively impact growth rates of other brands within our portfolio. If we are unable to maintain or enhance consumer awareness of our brands and generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

We depend on the use of sophisticated information technologies and systems, including technology and systems used for website and mobile applications, reservations, customer service, communications, procurement, payments, fraud detection and administration. As our operations grow in size, scope and complexity, we must continuously improve and upgrade our systems and infrastructure to offer an increasing number of travelers enhanced products, services, features and functionality, while maintaining or improving the reliability and integrity of our systems and infrastructure.

Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings. The emergence of alternative platforms such as smartphone and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms have, and will continue to, require new and costly investments in technology. We may not be successful, or less successful than our competitors, in developing technology that operates effectively across multiple technologies and platforms, which would negatively impact our business and financial performance. New developments in other areas, such as cloud computing and software as service providers, could also make it easier for competition to enter our markets due to lower up-front technology costs.

In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. We have been engaged in a multi-year effort, which we expect to continue for several more years, to migrate key portions of our consumer, affiliate, and corporate travel sites and back office application functionality to new technology platforms to enable us to improve conversion, introduce innovation more rapidly, achieve better search engine optimization and improve our site merchandising and transaction processing capabilities, among other anticipated benefits. These migrations have been in the past, and may continue to be in the future, more time consuming and expensive than originally anticipated, and the resources devoted to those efforts have adversely affected, and may continue to adversely affect, our ability to develop new site innovations. In addition, during the migration process the sites may experience reduced functionality and decreases in conversion rates. Also, we may be unable to devote financial resources to new technologies and systems in the future. Overall, these implementations and systems enhancements may not achieve the desired results in a timely manner, to the extent anticipated, or at all. If any of these events occur, our business and financial performance could suffer.

Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.

We increasingly utilize internet search engines such as Google, principally through the purchase of travel-related keywords, to generate traffic to our websites. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on search engines, including Google, travel metasearch engines, including Kayak, and internet media properties, including TripAdvisor. Pricing and operating dynamics for these traffic sources can experience rapid change, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, alter its search algorithms or results causing a website to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites or that of our third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent.

The industry in which we operate is dynamic and we may be required to modify our current business models and practices or adopt new business models and practices in order to compete, either of which could have an adverse effect on our business and financial position and performance.

We continue to adapt our business to remain competitive, including investing in emerging markets such as metasearch, developing products for new platforms, such as mobile, or offering new optionalities, such as our Expedia Traveler Preference initiative. These endeavors may involve significant risks and uncertainties, including distraction of management from current operations, expenses associated with the initiatives, inadequate return on investments. These initiatives may require significant investments, including changes to our financial systems and processes, which could significantly increase our costs, increase the risk of payment delays and/or non-payments of amounts owed to us from our supplier partners and customers, as well as limiting our ability to develop new site innovations. These new initiatives may therefore not be successful and may harm our financial condition and operating results.

For example, during 2012 we began implementing the ETP initiative with our hotel supply partners and expect to continue implementation during 2013 and beyond. ETP offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay. Depending on relative supplier and traveler adoption rates and customer payment preferences, among other things, the introduction of ETP could negatively impact our near term working capital cash balances, cash flow over time, liquidity and the margin of revenue we earn per booking.

Our international operations involve additional risks and our exposure to these risks will increase as our business expands globally.

We operate in a number of jurisdictions outside of the United States and intend to continue to expand our international presence. In these foreign jurisdictions, we face complex, dynamic and varied risk landscapes. To achieve widespread acceptance as we enter countries and markets that are new to us, we must continue to tailor our services and business model to the unique circumstances of such countries and markets, which can be difficult, costly and divert management and personnel resources. Our failure to adapt our practices, internal systems and processes and models effectively to the traveler and supplier preferences of each country into which we expand could slow our international growth. For example, to compete in certain international markets we have in the past, and may in the future, adopt locally-preferred payment methods, which may increase our costs and risk of fraud.

In addition to the risks outlined in elsewhere in this section, our international operations are also subject to a number of risks, including:

•	Local economic or political instability;

•	Threatened or actual acts of terrorism;

•	Regulatory requirements, including the Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•	Our ability to comply with additional U.S. laws applicable to U.S. companies operating internationally as well as local laws and regulations;

•	Diminished ability to legally enforce our contractual rights;

•	Lower levels of credit card usage and increased payment and fraud risk;

•	Longer payment cycles, and difficulties in collecting accounts receivable;

•	Increased risk and limits on our ability to enforce intellectual property rights;

•	Possible preferences by local populations for local providers;

•	Restrictions on, or adverse tax and other consequences related to, the withdrawal of non-U.S. investments, cash balances and earnings;

•	Currency exchange restrictions or costs;

•	Restrictions on our ability to repatriate cash as well as restrictions on our ability to invest in our operations in certain countries;

•	Exchange rate fluctuations and the risks and costs inherent in hedging such exposures;

•	Financial risk arising from transactions in multiple currencies;

•	Slower adoption of the internet as an advertising, broadcast and commerce medium in those markets as compared to the United States;

•	Our ability to support new technologies, including mobile devices, that may be more prevalent in international markets;

•	Regulatory, contractual and other limitations and costs of operating in international markets as a non-local company;

•	Difficulties in managing staffing and operations due to distance, time zones, language and cultural differences; and

•	Uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of precedent.

We are subject to particular risks and uncertainties relating to our operations in China, which are primarily through eLong, which is the second largest online travel service provider in China and is a separately listed company on Nasdaq. The success of this business and of any future investments we make in China is subject to commercial risks relating to the highly competitive market in China, as well as to risks and uncertainties regarding the application, development and interpretation of China’s laws and regulations. Significant uncertainties exist regarding the interpretation and enforcement of Chinese laws and regulations including permits and license requirements, and such uncertainties could limit the available legal protections relating to our investments. Moreover, we cannot predict the effect of future developments in China’s legal system, particularly with respect to the travel industry, the internet and online commerce, media, foreign investment, taxation, labor, and currency exchange and regulation, including the introduction of new laws, changes to existing laws or the interpretation or enforcement of current or future laws and regulations. In addition, the laws and regulations of China restrict foreign investment in areas including air-ticketing, travel agency, internet content provision, mobile communication and related businesses. Although we have established effective control through a series of agreements between the companies in which our Chinese investments are held and their affiliated Chinese entities, future developments in the interpretation or enforcement of Chinese laws and regulations or a dispute relating to these agreements could restrict our ability to control, operate or restructure these entities or to engage in strategic transactions. Capitalization of our Chinese entities is also subject to extensive government oversight and regulation and there can be no assurance that we can provide adequate financing for these entities or provide for the successful repatriation of cash balances and investments. Finally, China does not have treaties with the United States or most other western countries providing for the reciprocal recognition and enforcement of judgments of courts. As a result, court judgments obtained in jurisdictions with which China does not have treaties on reciprocal recognition of judgment may be difficult or impossible to enforce in China.

Adverse application of existing tax or unclaimed property laws, rules or regulations or implementation of new unfavorable laws, rules or regulations, could have an adverse effect on our business and financial performance.

The application of various domestic and international transactional taxes such as sales, use, occupancy, value-added, payroll, excise and other tax or unclaimed property laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable authorities, which authorities may become more aggressive in their interpretation and/or enforcement of such laws, rules and regulations over time, whether as a result of economic pressures or otherwise. While we believe that we are compliant with current tax provisions, the applicable authorities may take a contrary position and such positions may adversely affect our business, financial condition and results of operations.

Many of the fundamental statutes and regulations that impose these taxes and other obligations were established before the growth of the internet and e-commerce. If the tax or other laws, rules and regulations were amended, if new unfavorable laws, rules or regulations were adopted, as has recently occurred in certain jurisdictions, or if current laws are interpreted adversely to our interests, particularly with respect to occupancy or value-added taxes or unclaimed property, the results could increase our tax payments or other obligations (prospectively or retrospectively), subject us to interest and penalties, decrease the demand for our products and services if we pass on such costs to the consumer, result in increased costs to update or expand our technical and administrative infrastructure or effectively limit the scope of our business activities if we decide not to conduct business in particular jurisdictions. As a result, these changes could have an adverse affect on our businesses or financial performance.

A number of authorities have brought lawsuits and have levied assessments asserting that we are required to collect and remit hotel occupancy or other taxes. In addition, we have in the past and may in the future be required in certain jurisdictions to pay tax assessments, which may be substantial, prior to contesting the validity of tax assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that the taxpayer believes it is subject to such taxes. For example, during 2009, we expensed $48 million related to monies paid in advance of litigation in occupancy tax proceedings in the city of San Francisco. The city of San Francisco has also issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the travel companies, including $22 million against Expedia, Hotels.com and Hotwire. In January 2013, the Hawaii tax court ruled that we were are obligated to remit past Hawaii general excise taxes with interest, which the Director of Taxation has claimed totals $110 million comprised of $78 million relating to tax liability and $32 million in interest for the Expedia Subsidiaries. Additional penalties of up to 50% of the tax liability may also be imposed. The state may seek to require us to pay an amount equal to the taxes, interest and penalties, if any, prior to appealing the court’s ruling. Hotels.com is currently under audit by the State of Texas. There is a pay-to-play requirement to challenge an adverse audit result in court.

We continue to work with relevant authorities and legislators to clarify our obligations under existing, new and emerging laws and regulations.

We are involved in various legal proceedings and may experience unfavorable outcomes, which could adversely affect our business and financial condition.

We are involved in various legal proceedings and claims involving taxes, property, personal injury, contract, alleged infringement of third-party intellectual property rights, antitrust, consumer protection and other claims, including, but not limited to, the legal proceedings described in Part I, Item 3, Legal Proceedings. These matters may involve claims for substantial amounts of money or for other relief that might necessitate changes to our business or operations. The defense of these actions is and may continue to be both time consuming and expensive. If these legal proceedings were to result in unfavorable outcomes, it could have a material adverse effect on our business and financial performance.

The determination of our worldwide tax provision for income taxes is subject to significant judgment, and a number of factors could have a material effect on our financial results and could increase the volatility of those results.

Due to the global nature of our business, we are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment and estimation is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are various transactions and calculations for which the ultimate tax determination is uncertain or otherwise subject to interpretation. We are regularly audited by U.S. and foreign tax authorities, which authorities may become more aggressive in their interpretation of applicable laws, rules and regulations over time, whether as a result of economic pressures or otherwise. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The final determination of an audit could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made.

We earn an increasing portion of our income, and accumulate a greater portion of our cash flow, in foreign jurisdictions. Repatriation of funds currently held by our subsidiaries in foreign jurisdictions may result in a higher effective tax rate and incremental cash tax payments. In addition, recent legislative proposals would significantly alter the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any proposed legislation will pass, if enacted, it could have a material effect on our effective tax rate and cash tax payments.

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

The market price of our common stock is highly volatile and could continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	Quarterly variations in our operating and financial results;

•	Operating and financial results that vary from the expectations of securities analysts and investors, including failure to deliver returns on technology or emerging market marketing investments;

•	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	Rating agency credit rating actions or pronouncements;

•	Reaction to our earnings releases and conference calls, or presentations by executives at investor and industry conferences;

•	Changes in our capital structure;

•	Changes in market valuations of other internet or online service companies;

•	Changes in search industry dynamics, such as key word pricing and traffic, which may be more pronounced without the offsetting benefits enjoyed by our former TripAdvisor businesses;

•	Announcements of dividends or changes in the amount or frequency of our dividends;

•	Announcements of technological innovations or new services by us or our competitors;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major travel supplier, such as an airline or hotel chain;

•	Changes in the status of our intellectual property rights;

•	Lack of success in the expansion of our business model geographically;

•	Significant claims or proceedings against us or adverse developments or decisions in pending proceedings;

•	Additions or departures of key personnel;

•	Rumors or public speculation about any of the above factors; and

•	Price and volume fluctuations in the stock markets in general.

Volatility in our stock price could also make us less attractive to certain investors, and/or invite speculative trading in our common stock or debt instruments.

We may experience constraints in our liquidity and may be unable to access capital when necessary or desirable, either of which could harm our financial position.

We are accumulating a greater portion of our cash flows in foreign jurisdictions than previously and any repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, would likely result in additional U.S. income tax expense. In addition, we have experienced, and may experience in the future, declines in seasonal liquidity and capital provided by our merchant hotel business, which has historically provided a meaningful portion of our operating cash flow and is dependent on several factors, including the rate of growth of our merchant hotel business and the relative growth of businesses which consume rather than generate working capital, such as our agency hotel, advertising and managed corporate travel businesses and payment terms with suppliers. We have also started introducing our ETP initiative, which, depending on adoption rates and customer behavior, could result in a significant shift to agency hotel transactions and therefore may negatively impact our near term working capital cash balances, cash flow over time and liquidity.

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

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance or results of operations.

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to travel licensing, the internet and online commerce, internet advertising and price display, consumer protection, competition, and privacy. Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, increase costs and/or subject us to additional liabilities.

For example, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce that may relate to liability for information retrieved from or transmitted over the internet, display of certain taxes and fees, online editorial and user-generated content, user privacy, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services. Furthermore, the growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally. In addition, the promulgation of new laws, rules and regulations that restrict or otherwise unfavorably impact the ability or manner in which we provide travel services would require us to change certain aspects of our business, operations and client relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the company to additional liabilities.

We have been subject, and we will likely be subject in the future, to inquiries from time to time from regulatory bodies concerning compliance with consumer protection, competition, and travel industry-specific laws and regulations. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. Further, if such laws and regulations are not enforced equally against other competitors in a particular market, our compliance with such laws may put us a competitive disadvantage vis-à-vis competitors who do not comply with such requirements.

For example, in July 2012, the United Kingdom Office of Fair Trading (“OFT”), the competition authority in the United Kingdom, issued a Statement of Objections alleging that Expedia and Booking.com entered into separate agreements with InterContinental Hotels Group PLC (“IHG”) that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The OFT limited its investigation to a small number of companies, but has stated that the investigation is likely to have wider implications for the industry within the United Kingdom. Since July 2012, twenty-one putative class action lawsuits, which refer to the OFT’s Statement of Objections, have been initiated in the United States by consumer plaintiffs alleging claims against the online travel companies, including Expedia, and several major hotel chains for alleged resale price maintenance for online hotel room reservations. In addition, a number of competition authorities in other European countries have initiated investigations in relation to certain contractual arrangements between hotels and online travel companies, including Expedia. These investigations differ in relation to the parties involved and the precise nature of the concerns. The cases are currently pending in multiple federal and state courts. We are unable at this time to predict the outcome of the OFT’s investigation and the impact, if any, on our business and results of operations.

System interruption and the lack of redundancy in our information systems may harm our businesses.

We rely on computer systems to facilitate and process transactions. We have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent us from efficiently fulfilling orders or providing services to third parties. Significant interruptions, outages or delays in our internal systems, or systems of third parties that we rely upon – including multiple co-location providers for data centers, cloud computing providers for application hosting, and network access providers – and network access, or deterioration in the performance of such systems, would impair our ability to process transactions and decrease our quality of service that we can offer to our travelers. These interruptions could include security intrusions and attacks on our systems for fraud or service interruption (called “denial of service” or “bot” attacks). If we were to experience frequent or persistent system failures, our reputation and brands could be harmed.

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

We may also be held liable for accepting fraudulent credit cards on our websites or other payment disputes with our customers. Accordingly, we calculate and record an allowance for the resulting credit card charge backs. Our ability to detect and combat increasingly sophisticated fraudulent schemes may be negatively impacted by the adoption of new payment methods, the emergence of new technology platforms such a smartphones and tablet computers and our expansion into markets with a history of elevated fraudulent activity. If we are unable to effectively combat the use of fraudulent credit cards on our websites, our results of operations and financial positions could be materially adversely affected.

Mr. Diller currently controls Expedia. If Mr. Diller ceases to control the company, Liberty Interactive Corporation may effectively control the company.

Subject to the terms of a Stockholders Agreement between Mr. Diller and Liberty Interactive Corporation, Mr. Diller holds an irrevocable proxy to vote shares of Expedia stock held by Liberty. Accordingly, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty could effectively control the voting power of our capital stock. Mr. Diller, through shares he owns beneficially as well as those subject to the irrevocable proxy, controlled approximately 57% of the combined voting power of the outstanding Expedia capital stock as of December 31, 2012.

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

Mr. Diller serves as our Chairman of the Board of Directors and Senior Executive, while retaining his role as Chairman of the Board of Directors and Senior Executive of IAC, and Mr. Kaufman serves as Vice Chairman of both Expedia and IAC. Also, Messrs. Diller, Kaufman and Khosrowshahi each serve on the Board of Directors of TripAdvisor. The fact that Messrs. Diller and Kaufman, and Mr. Khosrowshahi with respect to TripAdvisor, hold positions with and securities of these companies could create, or appear to create, potential conflicts of interest for them when facing decisions that may affect both IAC and Expedia or both TripAdvisor and Expedia. They may also face conflicts of interest with regard to the allocation of their time between the companies.

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

We rely on third-party service providers for certain customer care, fulfillment, processing, systems development, technology and other services, including, increasingly, travel care and information technology services. If these third-parties experience difficulty or fail to meet our requirements or standards or the requirements or standards of governmental authorities, it could damage our reputation or make it difficult for us to operate some aspects of our business. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, we could suffer increased costs and delays in our ability to provide similar services until an equivalent service provider could be found or we could develop replacement technology or operations, any of which could have an adverse impact on our business and financial performance.

We are exposed to various counterparty risks.

We are exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to our bank deposits and investments, foreign exchange risk management, insurance coverages, and letters of credit. As it relates to deposits, as of December 31, 2012, we held cash in bank depository accounts of $480 million (primarily in Bank of America, HSBC and JPMorgan Chase) and held time deposits of approximately $350 million at financial institutions including, Bank of Tokyo-Mitsubishi, Barclays, BNP Paribas, HSBC, National Australia Bank, Nordea, Royal Bank of Scotland, and

Sumitomo Mitsui Banking Corporation. Additionally, majority-owned subsidiaries held cash of $45 million (primarily in Citibank, JPMorgan Chase and Merrill Lynch) and held time deposits of approximately $274 million at financial institutions including, Bank of Communications, Bank of China, China Construction Bank, Citibank, China Merchants Bank and ICBC. As it relates to foreign exchange, as of December 31, 2012, we were party to forward contracts with a notional value of approximately $667 million, the fair value of which was approximately $3 million. The counterparties to these contracts were Barclays, Bank of Tokyo-Mitsubishi, JPMorgan Chase, BNP Paribas, Royal Bank of Scotland, Goldman Sachs Bank, US Bank and HSBC. We employ forward contracts to hedge a portion of our exposure to foreign currency exchange rate fluctuations. At the end of the deposit term or upon the maturity of the forward contracts, the counterparties are obligated, or potentially obligated in the case of forward contracts, to return our funds or pay us net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these time deposits or forward contracts.

In addition, due to instability in the economy we also face increased credit risk and payment delays from our non-financial contract counterparties.

We have significant long-term indebtedness, which could adversely affect our business and financial condition.

As of December 31, 2012, the face value of our long-term indebtedness totaled $1.2 billion. Risks relating to our long-term indebtedness include:

•	Increasing our vulnerability to general adverse economic and industry conditions;

•

Requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	Making it difficult for us to optimally capitalize and manage the cash flow for our businesses;

•	Limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	Possible refinancing risk if certain of our $500 million senior notes are put to us by holders in August 2013;

•	Placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	Limiting our ability to borrow additional funds or to borrow funds at rates or on other terms we find acceptable.

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

We have foreign exchange risk.

We conduct a significant and growing portion of our business outside the United States. As a result, we face exposure to movements in currency exchange rates, particularly those related to the euro, British pound sterling, Canadian dollar, Australian dollar, Japanese yen and Chinese renminbi.

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

Depending on the size of the exposures and the relative movements of exchange rates, if we choose not to hedge or fail to hedge effectively our exposure, we could experience a material adverse effect on our financial statements and financial condition. As we have seen in some recent periods, in the event of severe volatility in exchange rates these exposures can increase, and the impact on our results of operations can be more pronounced. In addition, the current environment and the increasingly global nature of our business have made hedging these exposures both more complex and costly. We have increased and plan to continue increasing the scope, complexity and duration of our foreign exchange risk management, including the use of forward contracts to hedge a portion of our exposures. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In addition, an effective exchange rate hedging program is dependent upon effective systems, accurate and reliable data sources, controls and change management procedures. In the event our estimates differ significantly from actual results or if we fail to adopt effective hedging processes, we could experience greater volatility as a result of our hedging activities.

We process, store and use personal information and other data, which subjects us to risks stemming from possible failure to comply with governmental regulation and other legal obligations and potential liability related to security breaches.

We may acquire personal or confidential information from users of our websites and mobile applications. There are numerous laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. It is possible, however, that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or the practices of the companies. Any failure or perceived failure by us, or our service providers, to comply with the privacy policies, privacy-related obligations to users or other third parties, or privacy related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against the company by consumer advocacy groups or others and could cause our customers and members to lose trust in the company, which could have an adverse effect on our business.

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

Potential security breaches to our systems or the systems of our service providers, whether resulting from internal or external sources, could significantly harm our business. There can be no guarantee that our existing security measures will prevent all possible security breaches or attacks. A party, whether internal or external, that is able to circumvent our security systems could misappropriate user information or proprietary information or cause significant interruptions in our operations. In the past, we have experienced “denial-of-service” type attacks on our systems that have made portions of our websites unavailable for short periods of time as well as unauthorized access of our systems and data. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches, and reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. Security breaches could also cause travelers and potential users to lose confidence in our security, which would have a negative effect on the value of our brands. Failure to adequately protect against attacks or intrusions, whether for their own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on financial performance.

Acquisitions and investments could result in operating and financial difficulties.

We have acquired or invested in a number of businesses in the past, and our future growth may depend, in part, on future acquisitions and investments, any of which could be material to our financial condition and results of operations. Certain financial and operational risks related to acquisitions and investments that may have a material impact on our business are:

•

Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions, including with regard to future payment obligations in connection with put/call rights, may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

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

•

Challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts that may arise in the context of a joint venture or majority ownership investment;

•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from our acquisitions;

•	Costs associated with litigation or other claims arising in connection with the acquired company; and

•	Adverse market reaction to acquisitions or investments or failure to consummate such transactions.

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

We lease approximately 449,000 square feet for our headquarters in Bellevue, Washington, pursuant to leases with expiration dates through October 2018. We also lease approximately 393,000 square feet of office space for our domestic operations in various cities and locations in Arizona, California, Colorado, Florida, Hawaii, Idaho, Illinois, Massachusetts, Michigan, Missouri, Nevada, New York, Texas and Washington DC, pursuant to leases with expiration dates through January 2018.

We also lease approximately 766,000 square feet of office space for our international operations in various cities and locations, including Argentina, Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, Greece, India, Indonesia, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Philippines, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, the United Kingdom and Vietnam, pursuant to leases with expiration dates through July 2021.

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

Class Action Litigation

Consumer Case against Expedia Canada. On June 26, 2009, a class action suit against Expedia Canada Corporation was filed in Ontario, Canada, alleging that disclosures related to “taxes and service fees” were deceptive. See Magill v. Expedia Canada Corporation and Expedia.ca, CV-09-381919-00LP (Ontario Superior Court of Justice). The complaint asserts claims under the Competition Act and Consumer Protection Act as well as claims of unjust enrichment, restitution, constructive trust, accounting and disgorgement and breach of contract. It seeks damages in the amount of CA$50 million for the class as well as interest, fees and alternate damages measures. On September 24, 2010, the court added Expedia, Inc. as a defendant and dismissed many of the plaintiff’s claims with leave to amend. The class period was also limited. The plaintiff filed an amended statement of claim on January 7, 2011. A class certification hearing took place from January 15-17, 2013 and the court granted in part and denied in part plaintiff’s motion for class certification.

Consumer Cases against Hotwire. On September 12, 2012, a putative class action suit was filed in federal district court in Connecticut against a number of credit card companies and e-commerce companies, including Hotwire. Miller, et al. v. 1-800-Flowers.com, Inc., et al., Case No. 3:12-CV-00396-VLB (U.S. District Court, District of Connecticut). The complaint generally alleges that the defendants failed to adequately apprise consumers that they were providing their credit card information to Trilegiant Corporation, which offered membership in discount or other services programs through promotions appearing on the e-commerce defendants’ websites. The complaint asserts claims against Hotwire for violation of RICO, the Electronic Communications Privacy Act, state consumer protection statutes and for unjust enrichment. On December 7, 2012, Hotwire filed a motion to dismiss the complaint. On December 5, 2012, a similar putative class action suit was filed in federal district court in Connecticut against a number of credit card companies and e-commerce companies, including Hotwire. Frank, et al. v. Trilegiant Corporation, Inc., et al., Case No. 3:12-CV-01721-SRU (U.S. District Court, District of Connecticut).

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of Los Angeles Litigation. On December 30, 2004, the city of Los Angeles filed a purported class action in California state court against a number of internet travel companies, including Hotels.com, Expedia and Hotwire. City of Los Angeles, California, on Behalf of Itself and All Others Similarly Situated v. Hotels.com, L.P. et al., No. BC326693 (Superior Court, Los Angeles County). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes. The complaint seeks certification of a statewide class of all California cities and counties that have enacted uniform transient occupancy-tax ordinances effective on or after December 30, 1990. The complaint alleges violation of those ordinances, violation of Section 17200 of the California Business and Professions Code, and common-law conversion. The complaint also seeks a declaratory judgment that the defendants are subject to hotel occupancy taxes on the hotel rate charged to consumers and imposition of a constructive trust on all monies owed by the defendants to the government, as well as disgorgement, restitution, interest and penalties. On July 26, 2007, the court signed an order staying the lawsuit until the cities have exhausted their administrative remedies. The case is coordinated with the cases in San Diego, Anaheim, Santa Monica and San Francisco. On September 9, 2009, the City of Los Angeles issued assessments totaling $29.5 million against Expedia companies (Expedia, Hotels.com and Hotwire). An administrative hearing challenging the assessments was held on December 3, 2009. On September 16, 2010, the assessment review officer approved the assessments. A second level administrative review hearing was held in December 2010. On August 16, 2011, the Board of Review entered a decision holding Hotels.com, Expedia and Hotwire liable for hotel occupancy taxes. The city of Los Angeles’ claims will now be heard by the trial court in the consolidated action involving claims brought by other cities in California, including Anaheim, Santa Monica, San Diego and San Francisco. On January 17, 2013, the parties filed motions for judgment granting or denying a writ of mandate. A hearing on those cross-motions is scheduled for April 18, 2013.

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

City of Rome, Georgia Litigation. On November 18, 2005, the city of Rome, Georgia, Hart County, Georgia, and the city of Cartersville, Georgia filed a purported statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Rome, Georgia, et al. v. Hotels.com, L.P., et al., No. 4:05-CV-249 (U.S. District Court, Northern District of Georgia, Rome Division). The complaint alleges that the defendants have failed to pay to the counties and cities the hotel accommodations taxes as required by municipal ordinances. The complaint asserts claims for violation of excise and sales and use tax ordinances, conversion, unjust enrichment, imposition of a constructive trust, declaratory relief and injunctive relief. The complaint seeks damages and other relief in an unspecified amount. On May 9, 2006, the court granted in part and denied in part defendants’ motion to dismiss. On June 8, 2006, plaintiffs filed an amended complaint adding sixteen more municipalities and political subdivisions as named plaintiffs. On May 10, 2007, the court stayed the litigation, concluding that the plaintiffs must exhaust their administrative remedies before continuing to litigate their tax claims. On July 10, 2009, the court lifted the stay of the litigation. The court granted in part plaintiffs’ motion for class certification. Based on prior Georgia Supreme Court precedent, on September 23, 2011, defendants filed a motion to deposit funds into the court for the payment of future hotel occupancy taxes. The parties subsequently filed a motion for approval of partial settlement for the deposit of future hotel occupancy taxes. The court approved the settlement on August 16, 2012. The parties filed cross-motions for summary judgment. On July 9, 2012, the court ruled on the parties’ cross-motions for summary judgment. The court held that the online travel companies were not previously subject to hotel occupancy taxes; therefore past taxes are not due to counties and cities in the State of Georgia. Nevertheless, going forward, the court held that online travel companies are obligated to collect hotel occupancy taxes under the parties’ settlement agreement. Plaintiffs have appealed.

City of San Diego, California Litigation. On February 9, 2006, the city of San Diego, California filed an action in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of San Diego v. Hotels.com, L.P. et al., Judicial Council Coordination Proceeding No. 4472 (Superior Court for the County of San Diego). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of that ordinance, for violation of Section 17200 of the California Business and Professions Code, conversion, imposition of a constructive trust and declaratory judgment. The complaint seeks damages and other relief in an unspecified amount. An amended complaint was filed on March 8, 2007. The case was stayed pending exhaustion of administrative procedures. In November 2008, the city completed its audit and assessed hotel occupancy taxes against each of the named online travel companies. The online travel companies challenged those assessments through an administrative appeals process. The first hearing on those challenges occurred on June 19, 2009. On July 28, 2009, the hearing board affirmed the assessments. The online travel companies appealed, and following further administrative hearings during the week of January 11, 2010, the hearing officer held that the online travel companies are liable for hotel accommodations taxes, including assessments totaling $16.5 million for the Expedia companies. The online travel companies filed a petition for writ of mandate and cross-complaint in August 2010. On May 6, 2011, the city filed a motion for judgment denying the online travel companies’ writ of mandate, and the online travel companies filed a motion for judgment granting writ of mandate. On September 6, 2011, the court granted the online travel companies’ motion for judgment granting writ of mandate, denied the city’s motion for judgment, and held that the online travel companies are not liable for hotel occupancy taxes. This case is coordinated with the Anaheim, San Francisco, Santa Monica and Los Angeles lawsuits. The city has appealed.

City of Atlanta, Georgia Litigation. On March 29, 2006, the city of Atlanta, Georgia filed suit against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Atlanta, Georgia v. Hotels.com, L.P., et al., 2006-CV-114732 (Superior Court of Fulton County, Georgia). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint asserts claims for violation of the ordinance, conversion, unjust enrichment, imposition of a constructive trust, declaratory judgment and an equitable accounting. The complaint seeks damages and other relief in an unspecified amount. Plaintiff’s first amended complaint was filed on October 23, 2009. On July 22, 2010, the court ruled on the parties’ cross-motions for summary judgment and held that online travel companies are not innkeepers required to collect and remit taxes under the Atlanta ordinance. The court also issued an injunction requiring the payment of taxes in the future on the grounds that the online travel companies are third-party tax collectors. Both parties appealed. On May 16, 2011, the Georgia Supreme Court affirmed the trial court decision. The case is proceeding on the city’s conversion claim and amended complaint seeking back taxes. The other online travel company defendants in the case have filed a petition for mandamus against the trial court judge on the grounds that the Georgia Supreme Court decision ended the litigation and further proceedings are not appropriate. The online travel companies have filed a motion for summary judgment to dispose of the remaining claims in the case.

City of San Antonio, Texas Litigation. On May 8, 2006, the city of San Antonio filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. See City of San Antonio, et al. v. Hotels.com, L.P., et al., SA06CA0381 (United States District Court, Western District of Texas, San Antonio Division). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of that ordinance, common-law conversion, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. On October 30, 2009, a jury verdict was entered finding that defendant online travel companies “control hotels,” and awarding approximately $15 million for historical damages against the Expedia companies. The jury also found that defendants were not liable for conversion or punitive damages. The final amount of the judgment against the Expedia companies has not been determined. On July 1, 2011, the court entered findings of fact and conclusions of law holding defendant online travel companies liable for hotel occupancy taxes. The parties filed cross motions to amend the court’s findings of fact and conclusions of law. On January 16, 2013, the court denied the defendants’ motion to amend. On January 17, 2013, the court denied the cities’ motion to add and amend findings of fact and conclusions of law regarding the calculation of penalties. On January 29, 2013, the court issued amended findings of fact and conclusions of law. We anticipate a final judgment and final damages award in early 2013.

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

Columbus, Georgia Litigation. On May 30, 2006, the city of Columbus, Georgia filed suit against Expedia, Inc. in state court and on June 7, 2006 filed suit against Hotels.com in state court. Columbus, Georgia v. Hotels.com, Inc., et al., SU-06-CV-1893-8 (Superior Curt of Muscogee County); Columbus, Georgia v. Expedia, Inc, SU-06-CV-1794-7 (Superior Court of Muscogee County). The complaints allege that the defendants have failed to pay the city hotel accommodations taxes as required by municipal ordinance. The complaints assert claims for violation of that ordinance, unjust enrichment, imposition of a constructive trust, equitable accounting, and declaratory judgment, and seek damages in an unspecified amount, restitution and disgorgement. On September 22, 2008, the court issued an injunction requiring Expedia and Hotels.com to collect and remit taxes on services on an ongoing basis. Expedia and Hotels.com subsequently paid approximately $110,000 in outstanding past tax amounts demanded by the city and ceased to list Columbus, Georgia hotels on their websites. In June 2010, the parties filed cross-motions for summary judgment. Plaintiff also filed a motion to require Expedia and Hotels.com to again list Columbus, Georgia hotels on their sites. On January 28, 2011, the court granted the city’s motion for summary judgment and denied Expedia’s motion for summary judgment. On

July 1, 2011, the court reversed its earlier January 28, 2011 ruling and denied the city’s motion for summary judgment. Also on July 1, 2011, the city filed a First Amended and Recast Complaint. The judge presiding over the cases, the Honorable Douglas C. Pullen, retired on September 1, 2011 in connection with an investigation by the Judicial Qualifications Committee. The cases were then reassigned to a new judge. The city recused that judge. The case was then assigned to a second judge, but the city recused that judge as well. The parties entered into a settlement agreement in November 2012.

Nassau County, New York Litigation. On October 24, 2006, the county of Nassau, New York filed a putative statewide class action in federal court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. Nassau County, New York, et al. v. Hotels.com, L.P., et al., (United States District Court, Eastern District of New York). The complaint alleges that the defendants have failed to pay hotel accommodation taxes as required by local ordinances to certain New York cities, counties and local governments in New York. The complaint asserts claims for violations of those ordinances, as well as claims for conversion, unjust enrichment, and imposition of a constructive trust, and seeks unspecified damages. On August 17, 2007, the court granted defendants’ motion dismissing the lawsuit due to the plaintiff’s failure to exhaust its administrative remedies. Subsequently, on August 11, 2009, the Second Circuit remanded the case for the district court to determine whether class certification is appropriate. The district court has ordered the parties to proceed with class certification. The county subsequently dismissed its case on May 13, 2011 for lack of jurisdiction and refiled in state court. County of Nassau v. Expedia, Inc., et al., (In the Supreme Court of the State of New York, County of Nassau). The defendants filed a motion to dismiss. On June 13, 2012, the court denied the online travel companies’ motion to dismiss. On November 27, 2012, plaintiff filed a motion for class certification. A hearing on that motion is scheduled for April 9, 2013.

Wake County, Buncombe County, Dare County, Mecklenburg County, North Carolina Litigation. On November 3, 2006, Wake County, North Carolina filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. Wake County v. Hotels.com, L.P., et al., 06 CV 016256 (General Court of Justice, Superior Court Division, Wake County). The complaint alleges that the defendants have failed to remit to the county hotel accommodation taxes as required by local ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for declaratory judgment or injunction, conversion, imposition of a constructive trust, demand for an accounting, unfair and deceptive trade practices, and agency. The complaint seeks damages in an unspecified amount. On February 1, 2007, Buncombe County, North Carolina filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. Buncombe County v. Hotels.com, et al., 7 CV 00585 (General Court of Justice, Superior Court Division, Buncombe County, North Carolina). The complaint alleges that the defendants have failed to remit to the county hotel accommodation taxes as required by local ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for declaratory judgment, and seeks unspecified damages. On January 26, 2007, Dare County, North Carolina filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. Dare County v. Hotels.com, L.P., et al., 07 CVS 56 (General Court of Justice, Superior Court Division, Dare County, North Carolina). The complaint alleges that the defendants have failed to remit the county hotel accommodation taxes as required by local ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for declaratory judgment, injunction, conversion, constructive trust, accounting, unfair and deceptive trade practices and agency. The complaint seeks damages in an unspecified amount. On January 10, 2008, the county of Mecklenburg, North Carolina filed an individual lawsuit in state court against a number of internet travel companies, including Expedia, Hotels.com, and Hotwire. County of Mecklenburg v. Hotels.com L.P., et al., (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina). The complaint alleges that the defendants have failed to remit hotel accommodations taxes as required by municipal ordinance to the county. The complaint asserts claims for violation of the local ordinance, as well as claims for declaratory judgment, injunction, conversion, constructive trust, accounting, unfair and deceptive trade practices and agency. The complaint seeks damages in an unspecified amount. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, and Mecklenburg County lawsuits. On May 9, 2007, the defendants moved to dismiss the lawsuits. On November 19, 2007, the court granted in part and denied in part defendants’ motion to dismiss. On

November 1, 2010, the parties filed cross-motions for summary judgment. On December 19, 2012, the court granted defendants’ motion for summary judgment and denied plaintiffs’ motion for summary judgment. The court concluded that defendants could not properly be classified as operators of “taxable establishments” or “business[es] subject to a room occupancy tax” under any of plaintiffs’ occupancy tax ordinances or resolutions and are thus not subject to plaintiffs’ occupancy taxes. Plaintiffs have appealed.

Branson, Missouri Litigation. On December 28, 2006, the city of Branson, Missouri filed a lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire, and Expedia. City of Branson, MO v. Hotels.com, L.P., et al., 106CC5164 (Circuit Court of Greene County, Missouri). The complaint alleges that the defendants have failed to remit to the city hotel accommodation taxes as required by local ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for declaratory judgment, conversion, and demand for an accounting, and seeks unspecified damages. On November 26, 2007, the court denied the defendants’ motion to dismiss. On July 29, 2011, defendant online travel companies filed a second motion to dismiss. On January 28, 2012, the court granted defendants’ motion to dismiss. The city appealed. On January 23, 2013 the Missouri Court of Appeals affirmed the ruling in favor of the online travel companies.

City of Houston, Texas Litigation. On March 5, 2007, the city of Houston filed an individual lawsuit in state court against a number of internet travel companies, including Hotels.com, Hotwire and Expedia. City of Houston v. Hotels.com, L.P., et al., 2007-13227 (District Court of Harris County, 270th Judicial District, Texas). The lawsuit alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The lawsuit asserts claims for violation of that ordinance, conversion, imposition of a constructive trust, civil conspiracy, and demand for accounting. The complaint seeks damages in an unspecified amount. On January 19, 2010, the court ruled in favor of defendants on their motion for summary judgment dismissing plaintiffs’ claims with prejudice. The city appealed. On October 25, 2011, the Texas Court of Appeals affirmed the trial court decision that the online travel companies do not owe hotel occupancy taxes. The city then sought review by the Texas Supreme Court of the decision by the Texas Court of Appeals’ holding that amounts charged by online travel companies for their services are not subject to hotel occupancy tax. On October 26, 2012, the Texas Supreme Court denied the petition for review.

Cities of Goodlettsville and Brentwood, Tennessee Litigation. On June 2, 2008, the cities of Goodlettsville and Brentwood, Tennessee filed a putative class action in federal court against a number of internet travel companies, including Expedia, Hotels.com, and Hotwire. City of Goodlettsville and City of Brentwood v. Priceline.com, Inc., et al., 3-08-0561 (United States District Court for the Middle District of Tennessee). The complaint alleges that the defendants have failed to pay to the cities hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of the local ordinance, as well as claims for unjust enrichment and conversion, and seeks damages in an unspecified amount. Plaintiffs have voluntarily dismissed the City of Brentwood’s claims. Class certification has been granted. The parties filed cross-motions for summary judgment. On February 21, 2012, the court granted the online travel companies’ motion and denied the cities’ motion and held that online travel companies are not liable to remit hotel occupancy taxes. The cities did not appeal.

City of Anaheim, California Litigation. On October 10, 2007, the city of Anaheim instituted an audit of a number of internet travel companies, including Expedia, Hotels.com, and Hotwire, for hotel occupancy taxes. On or before May 23, 2008, the city completed its audit and issued assessments against each of those online travel companies. The online travel companies challenged those assessments through an administrative appeals process. On January 28, 2009, the hearing examiner issued his decision, rejecting the online travel companies’ challenges to those assessments. On February 6, 2009, the hearing examiner issued a decision setting forth the assessed amounts due by each online travel company, including a total of approximately $17.7 million for the Expedia companies. On February 11, 2009, the online travel companies filed a petition for writ of mandate in the California superior court seeking to vacate the decision of the hearing examiner and asking for a declaratory judgment that the online travel companies are not subject to Anaheim’s hotel occupancy tax. Expedia, Inc. v. City of Anaheim, et. al., Hotels.com L.P. v. City of Anaheim, et. al.; Hotwire, Inc. v. City of Anaheim et. al., (Superior Court of the State of California, County of Orange). On February 17, 2009, the online travel companies filed a motion asking the court to rule that the city is not entitled to require the companies to pay the tax assessment prior to commencing litigation to challenge the applicability of the ordinance, commonly referred to as “pay-to-play.” On March 30, 2009, the court overruled the city’s demurrer to the companies’ “pay-to-play” motion. The trial court’s ruling that the online travel companies had no obligation to pay the tax assessments before commencing litigation was affirmed on appeal. The lawsuit is coordinated with the San Diego, San Francisco, Santa Monica and Los Angeles matters. On February 1, 2010, the court ruled in defendants’ favor that taxes are not due to the city of Anaheim. The city amended its complaint and the court again granted relief in favor of the online travel companies dismissing the city’s claims. On December 16, 2010, judgment was entered dismissing the case. The city appealed. On November 1, 2012, the California Court of Appeal affirmed the lower court’s decision dismissing the city’s claims. On January 23, 2013, the California Supreme Court denied the city’s petition for review of the court of appeal’s decision in this case.

City of San Francisco, California Litigation. On May 13, 2008, the city of San Francisco instituted an audit of a number of internet travel companies, including Expedia, Hotels.com, and Hotwire, for hotel occupancy taxes. On or before October 31, 2008, the city completed its audit and issued assessments against each of those online travel companies. The online travel companies challenged those assessments through an administrative appeals process and in hearings that took place during January 2009. The hearing examiner upheld the city’s assessments. On May 11, 2009, the online travel companies filed a petition for writ of mandate in the California superior court seeking to vacate the decision of the hearing examiner and asking for a declaratory judgment that the online travel companies are not subject to San Francisco’s hotel occupancy tax. Expedia, Inc. v. City and County of San Francisco, et. al.; Hotwire, Inc. v. City and County of San Francisco, et. al., (Superior Court of the State of California, County of San Francisco). The case is coordinated with the Los Angeles, Anaheim, Santa Monica and San Diego lawsuits. On June 19, 2009, the court granted the city’s demurrer on the “pay first” issue relating to pay-to-play provisions. Expedia and Hotwire’s appeal of the “pay first” decision was denied and Expedia and Hotwire paid the assessed amounts on July 13, 2009. A hearing on the Hotels.com assessment appeal was held on August 12, 2009. Hotels.com paid the assessed amount on November 30, 2009. The total assessed amount paid by the Expedia companies was approximately $48 million and the City of San Francisco has issued additional tax assessments against the Expedia companies in the amount of $22 million for the time period from the fourth quarter of 2007 through the fourth quarter of 2011. The court has stated that it will issue its decision as to whether occupancy taxes must be remitted by the online travel companies on February 6, 2013.

Village of Rosemont, Illinois Litigation. On July 23, 2009, Rosemont, Illinois filed an action against a number of online travel companies including Expedia, Inc., Hotels.com and Hotwire. Village of Rosemont, Illinois v. Priceline.com, Incorporated, et al.1:09-cv-04438 (U.S. District Court for the Northern District of Illinois). The complaint alleges that defendants have failed to collect and/or pay taxes under the city’s hotel tax ordinances. Defendants’ motion to dismiss the village’s claims for unjust enrichment and conversion was granted on February 25, 2010. The parties filed cross-motions for summary judgment. On October 14, 2011, the court granted summary judgment in favor of the Village of Rosemont and denied the online travel companies’ motion for summary judgment. The parties filed cross-motions for summary judgment on damages. On July 31, 2012, the court granted the parties’ cross motions for summary judgment on most issues relating to damages. After the parties stipulated to the amount of damages in light of the court’s orders, with all parties reserving their rights to appeal, the court entered judgment against the defendant online travel companies on October 12, 2012. Defendants have appealed.

Lawrence County, Pennsylvania Litigation. On September 8, 2009, the county of Lawrence, Pennsylvania filed an action against a number of online travel companies including Expedia, Inc., Hotels.com, Hotwire, and Travelnow.com, Inc. County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al., Civil Action No. 2:09-cv-01219-GLL (U.S. District Court for the Western District of Pennsylvania). The complaint alleges that defendants have failed to collect and/or pay taxes under state and municipal hotel occupancy tax codes and alleges conversion and equitable claims. The court granted defendants’ motion to dismiss on October 25, 2010 and the county appealed. On August 4, 2011, the commonwealth court reversed and remanded the county’s request for declaratory judgment, but affirmed the dismissal of the county’s other claims. The case was continued pending a decision in the City of Philadelphia litigation.

Pine Bluff, Arkansas Litigation. On September 25, 2009, Pine Bluff Advertising and Promotion Commission and Jefferson County filed a class action against a number of online travel companies, including Expedia, Inc., Hotels.com, and Hotwire. Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, and others similarly situated v. Hotels.com LP, et. al. CV-2009-946-5 (In the Circuit Court of Jefferson, Arkansas). The complaint alleges that defendants have failed to collect and/or pay taxes under hotel tax occupancy ordinances. The court denied defendants’ motion to dismiss. Plaintiffs have filed a motion for class certification. On January 12, 2012, the court entered an order staying the case for thirty days while it considers again whether the plaintiff should be required to exhaust administrative remedies. The court lifted the stay. The plaintiffs then filed a motion for class certification. A hearing on plaintiffs’ motion for class certification was held on November 19, 2012.

Leon County, Florida et. al. Litigation. On November 3, 2009, Leon County and a number of other counties in Florida filed an action against a number of online travel companies, including Expedia, Inc., Hotels.com, TravelNow.com and Hotwire. Leon County, et. al. v. Expedia, Inc., et. al. Case No: 2009CA4319 (Circuit Court of the Second Judicial Circuit, Leon County, Florida). The complaint alleges that defendants have failed to collect and/or pay taxes under the county’s tourist development tax ordinances. Flagler, Alachua, Nassau, Okaloosa, Seminole, Pasco, Pinellas, Hillsborough, Lee, Charlotte, Escambia, Manatee, Saint Johns, Polk, Walton and Wakulla counties have been added as plaintiffs. On February 3, 2012, plaintiffs filed a motion for summary judgment. On February 8, 2012, the defendant online travel companies filed a motion for summary judgment. On April 19, 2012, the court granted the defendant online travel companies’ motion for summary judgment, denied the plaintiffs’ motion and held that online travel companies have no obligation to remit hotel occupancy taxes. The counties have filed an appeal of the court order granting the online travel companies’ motion for summary judgment and denying the plaintiffs’ motion for summary judgment. Oral argument on the plaintiffs’ appeal is scheduled for February 12, 2013.

Leon County v. Expedia, Inc., Florida Department of Revenue Litigation, et al Litigation. On December 14, 2009, Leon County filed an action against a number of online travel companies and the State of Florida Department of Revenue for recovery of state taxes for hotel occupancy. Leon County v. Expedia, Inc., et al., Case No. 2009CA4882 (Circuit Court of the Second Judicial Circuit, Leon County, Florida). Leon County has sued the online travel companies and the Florida State Department of Revenue for failure to collect state hotel occupancy taxes. The court denied defendants’ motion to dismiss. On December 21, 2011, the Florida Department of Revenue filed a motion for summary judgment. The online travel companies also moved for summary judgment. On September 19, 2012, the court granted the online travel companies and the Florida Department of Revenue’s motions for summary judgment dismissing all claims in the case on the basis that Leon County does not have the right to seek recovery of state sales taxes. Leon County has appealed.

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

City of Philadelphia Litigation. The city of Philadelphia appealed the administrative decision by its Tax Review Board holding that Expedia is not obligated to pay hotel occupancy taxes. The Appeal of the City of Philadelphia, Pennsylvania v. Tax Review Board, Case Nos. 00764 and 00363 (Court of Common Pleas of Philadelphia County, First Judicial District). On January 14, 2011, the court of common pleas held in favor of

Expedia that taxes are not due on their services, and denied the city’s appeal. The city appealed the decision by the court of common pleas. On February 2, 2012, the Commonwealth Court of Pennsylvania affirmed the lower court decision and held that taxes are not due from Expedia. On February 24, 2012, the city filed a petition for review to the Pennsylvania Supreme Court. On August 15, 2012, the Pennsylvania Supreme Court denied review.

City of Santa Monica, California v. Expedia, Inc, et al., Case No. 108568 (Superior Court of the State of California, County of Los Angeles, West District). On June 25, 2010, the city of Santa Monica brought suit against a number of internet travel companies, including Hotels.com, Expedia and Hotwire. The city claims that internet travel companies act as independent, nonexclusive sales agents for hotels and thus are obligated to collect and remit occupancy tax on their services. The complaint includes claims for conversion, declaratory relief, violations of California Civil Code § 2223, violations of California Civil Code § 2224, imposition of a constructive trust, declaratory relief regarding application of the step transaction doctrine, and liability as agents under California Civil Code §§ 2343, 2344. This case is consolidated in the Superior Court of the State of California, Los Angeles with the pending claims by the City of Anaheim, San Francisco, San Diego and Los Angeles. The Expedia companies were required to pay the approximately $3 million tax assessments to defend against the city’s complaint. Defendants’ demurrer to the city’s complaint was granted on March 16, 2011. The city has returned Expedia’s $3 million payment in exchange for a letter of credit. The City of Santa Monica filed an appeal. On November 1, 2012, the California Court of Appeal affirmed the lower court’s decision dismissing the city’s claims. On January 23, 2013, the California Supreme Court denied the city’s petition for review of the court of appeal’s decision in this case.

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

Hamilton County, Ohio Litigation. On August 23, 2010, the counties of Hamilton, Cuyahoga, and Erie brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. Hamilton County v. Hotels.com, et. al, Case No. A 1007729 (Court of Common Pleas, Hamilton County). The counties claim that the online travel companies have failed to remit occupancy taxes. Plaintiffs assert claims for violation of the counties’ transient occupancy taxes, unjust enrichment, money had and received, conversion, constructive trust, breach of contract, declaratory judgment and damages. On February 11, 2011, defendants brought a motion to dismiss. On July 29, 2011, the court granted in part and denied in part defendants’ motion to dismiss. On October 31, 2012, defendants filed a motion for summary judgment.

State of Oklahoma Litigation. On November 2, 2010, the state of Oklahoma filed suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. State of Oklahoma v. Priceline.com, Inc., et al., Case No. CJ-2010-8952 (In the District Court of Oklahoma, State of Oklahoma). The complaint includes claims for declaratory judgment, right of action for sales tax owed, injunctive relief and damages. The complaint seeks unspecified damages. Defendants brought a motion to dismiss, which the court granted on March 11, 2011. The state did not appeal.

State of Montana Litigation. On November 8, 2010, the state of Montana filed suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. State of Montana Department of Revenue v. Priceline.com, Inc., et al. Case No. CD-2010-1056 (Montana First Judicial District, Lewis and Clark County). The complaint includes claims for declaratory relief, injunctive relief, violation of the Lodging Facility Use Tax Statute, violation of the Lodging Facility Sales and Use Tax Statute, violation of the Rental Vehicle Sales and Use Tax, conversion, unjust enrichment, imposition of a constructive trust, and damages. The complaint seeks unspecified damages. On January 31, 2011, defendants brought a motion to dismiss which the court denied on December 1, 2011. The court has set a March 3, 2014 trial date for the case.

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

McAllister Arkansas Citizen-Taxpayer Litigation. On February 22, 2011, two citizens representing a proposed class of all citizen-taxpayers in the State of Arkansas brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. McAllister v. Hotels.com, et al., Case No. CV 2011-125-2 (Circuit Court of Saline County Arkansas). The complaint includes claims for declaratory and injunctive relief. The defendant online travel companies filed a motion to dismiss. On February 2, 2012, the court denied the defendant online travel companies’ motion to dismiss. Trial is currently set for September 2013.

District of Columbia Litigation. On March 22, 2011, the District of Columbia brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. District of Columbia v. Expedia, Inc., et al., Case No. 2011 CA 002117B (Superior Court of the District of Columbia). The court has denied the online travel companies’ motion to dismiss. The District of Columbia filed a motion for summary judgment. On December 12, 2011, the court denied the District’s motion for summary judgment without prejudice and ordered the parties to proceed with fact and expert discovery. The parties filed cross-motions for summary judgment. On September 24, 2012, the court granted in part the District of Columbia’s motion on summary judgment and denied the online travel companies’ motions on summary judgment. On October 18, 2012, the online travel companies filed a motion to amend the court’s order to permit immediate appeal and for a stay pending appeal. On December 11, 2012, the court denied the motion.

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

Town of Breckenridge, Colorado Litigation. On July 25, 2011, the Town of Breckenridge, Colorado brought suit on behalf of itself and other home rule municipalities against a number of online travel companies, including Hotels.com, Expedia and Hotwire, Town of Breckenridge, Colorado v. Colorado Travel Company, LLC, Case No. 2011CV420 (District Court, Summit County, Colorado). The complaint includes claims for declaratory judgment, violations of municipal ordinances, conversion, civil conspiracy and unjust enrichment. The online travel companies have filed a motion to dismiss. On June 8, 2012, the court granted in part and denied in part the online travel companies’ motion to dismiss. On December 12, 2012, plaintiff moved for class certification.

Kent County, Michigan Litigation. On November 29, 2011, Kent County Michigan brought suit against a number of online travel companies, including Hotels.com and Expedia. County of Kent, Michigan v. Hotels.com, L.P., et al., Case No. 11-11382-CZ (Circuit Court, Kent County, Michigan). The complaint includes claims for declaratory judgment, violations of county ordinances, conversion, unjust enrichment, constructive trust, money had and received and joint venture liability. The plaintiff later moved to dismiss its complaint and, on December 4, 2012, the court granted the motion and dismissed the complaint and all causes of action alleged therein with prejudice.

State of Mississippi Litigation. On December 29, 2011, the State of Mississippi brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire, State of Mississippi v. Priceline.com, et al., Case No. G-2011-002211 (Chancery Court, Hinds County, Mississippi). The complaint includes claims for declaratory judgment, injunctive relief, violations of state sales tax statute and local ordinances, violation of Consumer Protection Act, conversion, unjust enrichment, constructive trust, money had and received and joint venture liability. On March 23, 2012, the defendant online travel companies filed a motion to dismiss. On September 20, 2012, the court denied the online travel companies’ motion to dismiss.

Kalamazoo County, Michigan Litigation. On August 23, 2012, Kalamazoo County, Michigan brought suit against a number of online travel companies, including Expedia and Hotels.com, County of Kalamazoo, Michigan v. Hotels.com L.P., et al., Case No. 2012-0450-CZ (Ninth Judicial Circuit Court, County of Kalamazoo, Michigan). The complaint includes claims for declaratory judgment, injunctive relief, violation of local tax ordinance, conversion, unjust enrichment, constructive trust, money had and received and joint venture liability. On November 12, 2012, the defendant online travel companies filed a motion for summary disposition. The court denied the motion on December 18, 2012.

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes. The states of Texas, New York, West Virginia, Colorado, Montana, Ohio, Hawaii, Maryland, Arkansas, North Carolina, and Kentucky; the counties of Miami-Dade, Broward, Duvall, Palm Beach and Brevard, Florida; the cities of Los Angeles, San Diego, San Francisco, Anaheim, West Hollywood, South Lake Tahoe, Palm Springs, Monterey, Sacramento, Long Beach, Napa, Newport Beach, Oakland, Irvine, Fresno, La Quinta, Dana Point, Laguna Beach, Riverside, Eureka, La Palma, Twenty-nine Palms, Laguna Hills, Garden Grove, Corte Madera, Santa Rosa, Manhattan Beach, Huntington Beach, Ojai, Orange, Sacramento, Sunnyvale, Truckee, Walnut Creek, Bakersfield, Carlsbad, Carson, Cypress, San Bruno, Lompoc, Mammoth Lake, Palm Springs, San Jose, Santa Barbara, Santa Monica Bishop, Buena Park, Milpitas, Palmdale, Santa Rosa, and Pasadena, California; the county of Monterey, California; the cities of Phoenix, Scottsdale, Tucson, Peoria, Apache Junction, Avondale, Chandler, Glendale, Flagstaff, Mesa, Nogales, Prescott and Tempe, Arizona; Santa Fe, New Mexico; undisclosed cities in Alabama; Jefferson County, Arkansas; the city of North Little Rock, Arkansas; the cities of Chicago and Rosemont, Illinois; the cities of New Orleans and Lafayette Parish, Louisiana; the city of Baltimore, Maryland, the county of Montgomery, Maryland; New York City, New York; Greenwood Village, Broomfield, Durango, Frisco, Glendale, Glenwood Springs, Golden, Greeley, Lafayette, Littleton, Longmont, Loveland, Silverthorne, and Breckenridge, Colorado;, Multnomah County and Portland, Oregon; Lake County, Indiana; and Arlington, Texas, among others, have begun or attempted to pursue formal or informal audits or administrative procedures, or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

The Company believes that the claims in all of the above proceedings relating to hotel occupancy taxes lack merit and will continue to defend vigorously against them.

Actions Filed by Expedia

New York City Litigation. On December 21, 2009, Expedia, Hotels.com, Hotwire and other online travel companies brought suit against the city of New York Department of Finance and the city of New York. The complaint asserts two claims for declaratory judgment challenging the constitutionality and legality of the law relating to New York City hotel room occupancy taxes passed on June 29, 2009. The City of New York’s motion to dismiss the online travel companies’ claim that the city’s newly-enacted ordinance exceeds the scope of its taxing authority has been granted. Plaintiffs filed a notice of appeal on December 6, 2010. On November 29, 2011, the Supreme Court of New York, Appellate Division, reversed the trial court’s decision and ruled in favor of the online travel companies, holding that the ordinance exceeded the scope of the city’s taxing authority. The City of New York filed a motion for reargument or leave to appeal. On April 26, 2012, the First Appellate Division of the New York Supreme Court denied the city’s motion for reargument or leave to appeal. On June 14, 2012, the city filed a motion for leave to appeal directly to the New York Court of Appeals. On

November 20, 2012, the New York Court of Appeals granted the city’s motion. The city’s appeal of the Appellate Division’s ruling remains pending.

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

Miami-Dade County, Florida Litigation. On December 18, 2009, Expedia, Inc., Hotwire and Hotels.com brought suit against Miami-Dade for refund of hotel occupancy taxes assessed against the companies. Expedia, Inc. v. Miami-Dade County, Florida and Florida Department of Revenue, Cause No. 09CA4978 (In the Circuit Court of the Second Judicial Circuit in and for Leon County); Hotwire, Inc. v. Miami-Dade County, Cause No. 09CA4977 (In the Circuit Court of the Second Judicial Circuit in and for Leon County); Hotels.com, L.P. v. Miami-Dade County, Florida and Florida Department of Revenue, Cause No. 09CA4979 (In the Circuit Court of the Second Judicial Circuit in and for Leon County). The companies moved to dismiss Miami-Dade’s counterclaims. These cases have been consolidated with the cases brought by other online travel companies for refund of hotel occupancy taxes. Miami-Dade County’s claims were settled as a part of the Monroe class action settlement. The claims relating to tourist development tax have been dismissed. The claims relating to convention development tax remain. On September 25, 2012, the court issued an order staying all further proceedings in the case pending a final appellate determination in the Leon County litigation.

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

State of North Carolina Litigation. In February 2011, Travelscape, Hotels.com and Hotwire, along with other online travel companies, brought suit in state court in North Carolina challenging the state of North Carolina’s amended sales tax statute that seeks to tax the revenue generated from the services provided by the online travel companies. Orbitz, LLC, et al. v. State of North Carolina, Case No. 11CV001857 (In the General Court of Justice, Superior Court Division). The complaint includes claims for violation of the Internet Tax Freedom Act, unconstitutional impairment of contracts, violation of the Commerce Clause, violation of state uniformity clause and federal equal protection, and void for vagueness. Defendants have filed motions to dismiss.

Hawaii Tax Court Litigation (Transient Accommodations Tax). On March 1, 2011, Expedia, Hotels.com, Hotwire and other online travel companies filed notices of appeal to the Hawaii Tax Appeal Court from notices of assessments dated February 3, 2011 for Transient Accommodation Taxes and General Excise Taxes (See below for a discussion of General Excise Tax). In the Matter of the Appeal of Expedia, Inc., Case No. 11-1-0023; In the Matter of the Appeal of Hotels.com, LP, Case No. 11-1-0027 and In the Matter of the Appeal of Hotwire, Inc., Case No. 11-1-0026. The appeals filed by other online travel companies of their assessments were consolidated in one proceeding along with the appeals filed by the Expedia companies. On August 31, 2012, Expedia, Hotels.com, Hotwire and other online travel companies and the Hawaii Director of Taxation filed cross motions for summary judgment. On October 22, 2012, the court held that Transient Accommodation Taxes are not due on the online travel companies’ services. The State filed a motion to reconsider the court’s decision. The court denied the State’s motion to reconsider on January 11, 2013. The state also has asserted common law claims for the recovery of taxes and on December 29, 2012 the online travel companies have moved to dismiss the state’s common law claims. The court has set a hearing for February 22, 2013 to consider the online travel companies’ motion to dismiss these claims. Trial on any remaining issues is scheduled for April 13, 2013. A discussion of the General Excise Tax issue is included below in the section titled “Other Tax Litigation.”

City of Portland Litigation. On February 17, 2012, the online travel companies brought suit seeking a declaration that taxes are not due to the city of Portland or Multnomah County. Expedia, Inc. v. City of Portland, Case No. 1202-02223 (In the Circuit Court of the State of Oregon for the County of Multnomah). On March 30, 2012, the city and county filed a motion to dismiss on the basis that the online travel companies should be required to exhaust their administrative remedies including the payment of any taxes allegedly owed before proceeding in a lawsuit. On June 15, 2012, the court denied the city and county’s motion to dismiss and the case will proceed in court without the prepayment of the city and county’s claims for taxes. On August 29, 2012, the online travel companies filed a motion to dismiss the city and county’s common law counterclaims. On November 30, 2012, the court granted the online travel companies’ motion. The city and county have moved for leave to amend their complaint. Trial has been set for October 14, 2013.

Denver, Colorado Litigation. On February 3, 2012, the City and County of Denver’s Hearing Officer issued a final decision on tax assessments against the online travel companies. On March 7, 2012, the online travel companies filed a timely notice of appeal and complaint in state court seeking relief under two separate procedural bases of appeal. Expedia, Inc., et al. v. City and County of Denver, Colorado, et al. (Case No. 2012cv1446, District Court for the City and County of Denver, Colorado). On March 29, 2012, the city filed a motion to dismiss one of the two bases of appeal. On July 26, 2012, the court denied the city’s motion. A hearing on the online travel companies’ appeal was held on February 1, 2013.

Other Tax Litigation

Hawaii Tax Court Litigation (General Excise Tax). On November 7, 2012, the parties filed cross motions for summary judgment on the issue of whether the online travel companies are liable for payment of Hawaii’s General Excise Tax. On January 11, 2013, the Hawaii tax court ruled that online travel companies are obligated to remit past Hawaii general excise taxes with interest, which the Director of Taxation has claimed totals $110 million, comprised of $78 million relating to tax liability from January 2000 to December 2011 and $32 million in interest from January 2000 to December 2012 for Expedia, Hotels.com and Hotwire (“the Expedia Subsidiaries”). In a hearing on March 8, 2013, the court will determine the amount, if any, of penalties, which the Director of Taxation has asserted should be 50% of the tax liability for the Expedia Subsidiaries. The final assessed amount will remain uncertain until such time as the court has resolved these issues. During the year ended December 31, 2012, we accrued $110 million, which is our best estimate of the probable amount we will pay prior to appealing the court’s ruling. It is also reasonably possible that we will be required to pay penalties and an additional assessment for 2012 and other items, which we estimate could be up to $60 million. The ultimate resolution of these contingencies may be greater or less than the liabilities recorded and our estimates of possible penalties and additional assessments.

We strongly believe the court ruling regarding the General Excise Tax is contrary to the plain language of the ordinances at issue as well as prior Hawaiian Supreme Court decisions, previous positions taken by the Hawaii Director of Taxation, and an opinion by the Attorney General of the State of Hawaii. We intend to vigorously pursue our rights on appeal. It is likely that the state will seek to require us to pay an amount equal to the taxes and interest prior to appealing the court’s ruling. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts, if any, is not an admission that we believe we are subject to the taxes in question. To the extent our appeal is successful in reducing or eliminating the assessed amounts, the state of Hawaii would be required to repay such amounts, plus interest.

The state also has asserted common law claims for the recovery of General Excise Taxes and the online travel companies have moved to dismiss the state’s common law claims. The court has set a hearing for February 22, 2013 to consider the online travel companies’ motion to dismiss these claims. Trial on any remaining issues is scheduled for April 13, 2013.

Matters Relating to Hotel Booking Practices

United Kingdom Office of Fair Trading. On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The Statement of Objections alleges that Expedia and Booking.com entered into separate agreements with IHG that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The OFT limited its investigation to a small number of companies, but has stated that the investigation is likely to have wider implications for the industry within the United Kingdom. The parties are allowed a response to the Statement of Objections. In addition, a number of competition authorities in other European countries have initiated investigations in relation to certain contractual arrangements between hotels and online travel companies, including Expedia. These investigations differ in relation to the parties involved and the precise nature of the concerns.

United States Hotel Booking Litigation. Since August 20, 2012, thirty-two putative class action lawsuits, which refer to the OFT’s Statement of Objections, have been initiated in the United States by consumer plaintiffs alleging claims against the online travel companies, including Expedia, and several major hotel chains for alleged resale price maintenance for online hotel room reservations, including but not limited to violation of the Sherman Act, state antitrust laws, state consumer protection statutes and common law tort claims, such as unjust enrichment. The parties moved before the Judicial Panel on Multi-District Litigation for consolidation of the cases. On December 11, 2012, the Panel issued an order consolidating and transferring the cases to Judge Boyle in the United States District Court for the Northern District of Texas. On January 23, 2013, another purported class action was filed in the U.S. District Court for the Northern District of Illinois, Gillespie v. Travelscape LLC, et al.( Case No. 1:13-cv-00531) alleging claims for violation of Sherman Act Section 1 and violation of the Washington Consumer Protection Act. This latter claim is based upon the allegation that Travelscape, an Expedia, Inc. subsidiary, engages in deceptive practices by bundling taxes and fees in hotel booking transactions with consumers and not adequately disclosing the nature of the service fees and taxes it collects. The plaintiff has filed a motion for class certification with the complaint. A conditional transfer of the antitrust claims to the Northern District of Texas has been granted. Plaintiff will separately proceed on her Washington Consumer Protection Act claim against Expedia.

Part I. Item 4. Mine Safety Disclosures

Not applicable.

Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of January 25, 2013, there were approximately 3,183 holders of record of our common stock and the closing price of our common stock was $66.49 on Nasdaq. As of January 25, 2013, all of our Class B common stock was held by a subsidiary of Liberty.

The 2011 intra-day high and low prices per share of EXPE common stock have been adjusted to reflect the impact of the one-for-two reverse stock split of EXPE’s common stock and Class B common stock and the spin-off, both of which were completed after the close of trading on December 20, 2011. The adjusted stock prices were determined using the historical prices (pre-adjustment) divided by 1.05741. This factor is equal to the value of $28.55, the closing price on December 20, 2011 of EXPE common stock, divided by $27.00, the closing price on December 20, 2011 of EXPE common stock trading on a “when issued” basis. The following table sets forth the intra-day high and low prices per share for our common stock during the periods indicated:

	High	Low
Year ended December 31, 2012
Fourth Quarter	$62.80	$50.71
Third Quarter	60.29	43.44
Second Quarter	50.66	30.97
First Quarter	35.57	28.02

	High	Low
Year ended December 31, 2011
Fourth Quarter	$30.42	$22.56
Third Quarter	31.10	24.34
Second Quarter	27.56	20.81
First Quarter	26.39	18.55

Dividend Policy

In 2012 and 2011, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Year ended December 31, 2012:
	February 9, 2012	$0.09	March 12, 2012	$12,204	March 30, 2012
	April 25, 2012	0.09	May 30, 2012	12,205	June 19, 2012
	July 25, 2012	0.13	August 28, 2012	18,061	September 18, 2012
	October 24, 2012	0.13	November 16, 2012	17,658	December 7, 2012
	December 7, 2012	0.52	December 17, 2012	70,295	December 28, 2012
Year ended December 31, 2011:
	February 9, 2011	$0.14	March 11, 2011	$19,352	March 31, 2011
	April 27, 2011	0.14	May 27, 2011	19,232	June 17, 2011
	July 26, 2011	0.14	August 26, 2011	19,148	September 16, 2011
	October 26, 2011	0.14	November 18, 2011	18,818	December 9, 2011

The 2011 dividends per share have been adjusted to reflect the one-for-two reversed stock split. On February 4, 2013, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.13 per share of outstanding common stock payable on March 28, 2013 to the stockholders of record as of the close of business on March 11, 2013.

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

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2012, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

A summary of the repurchase activity for the fourth quarter of 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
October 1-31, 2012	840	$55.36	840	18,065
November 1-30, 2012	—	—	—	18,065
December 1-31, 2012	—	—	—	18,065

Total	840		840

In 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. On April 25, 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. During 2012, we repurchased, through open market transactions, 10.7 million under the authorizations for a total cost of $397 million, excluding transaction costs. As of December 31, 2012, 18.1 million shares remain authorized for repurchase under the April 2012 authorization. There is no fixed termination date for the repurchases.

Performance Comparison Graph

The graph shows a five-year comparison of cumulative total return, calculated on a dividend reinvested basis, for Expedia common stock, the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500. The graph assumes an investment of $100 in each of the above on December 31, 2007. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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

SELECTED FINANCIAL DATA

	Year Ended December 31,(1)
	2012	2011	2010	2009	2008(2)
		(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$4,030,347	$3,449,009	$3,033,645	$2,743,051	$2,736,435
Operating income (loss)	431,724	479,609	500,787	397,743	(2,280,525)
Net income (loss) from continuing operations	302,979	326,341	305,497	218,274	(2,346,749)
Discontinued operations, net of taxes	(22,539)	148,262	120,063	85,349	(177,415)
Net income (loss) attributable to Expedia, Inc.	280,171	472,294	421,500	299,526	(2,517,763)

Earnings (loss) per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$2.26	$2.39	$2.14	$1.48	$(16.36)
Diluted	2.16	2.34	2.09	1.46	(16.36)

Earnings (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$2.09	$3.48	$2.98	$2.08	$(17.60)
Diluted	2.00	3.41	2.93	2.05	(17.60)

Shares used in computing earnings (loss) per share:
Basic	134,203	135,888	141,233	144,107	143,084
Diluted	139,929	138,702	144,014	146,071	143,084

Dividends declared per common share	$0.96	$0.56	$0.56	$—	$—

	December 31,
	2012	2011	2010	2009	2008(2)
Consolidated Balance Sheet Data:
Working deficit	$(367,809)	$(278,928)	$(187,792)	$(610,008)	$(367,454)
Total assets	7,085,195	6,505,258	6,656,922	5,924,284	5,894,249
Long-term debt(3)	1,249,345	1,249,281	1,249,221	500,000	1,150,000
Noncontrolling interest	109,129	105,303	64,159	67,045	63,910
Total stockholders’ equity	2,389,388	2,305,167	2,736,703	2,749,726	2,380,964

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
(2)	The year ended December 31, 2008 includes an approximately $3 billion impairment charge related to goodwill, intangible and other long-lived assets, of which $282 million has been attributed to our discontinued operation.
(3)	Excludes the 8.5% senior notes due 2016 (“8.5% Notes”) with a principal balance of $400 million for which Expedia redeemed in January 2012 in connection with the spin-off. The 8.5% Notes were included within current liabilities of discontinued operations as of December 31, 2011 and within noncurrent liabilities of discontinued operations for all prior years. For more information, see Note 4 — Discontinued Operations in the notes to consolidated financial statements.

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

Summary of the Spin-Off of TripAdvisor, Inc.

On December 6, 2011, our stockholders and Board of Directors approved a spin-off transaction that separated Expedia, Inc. into two separately traded public companies:

•

TripAdvisor, Inc., which included the domestic and international operations previously associated with the TripAdvisor Media Group, which included its flagship brand as well as 18 other travel media brands, and

•

Expedia, Inc., which continued to include the domestic and international operations of our travel transaction brands including Expedia.com, Hotels.com, eLong, Hotwire, Egencia, Expedia Affiliate Network, CruiseShipCenters, Venere, Classic Vacations and carrentals.com.

Immediately prior to the spin-off, Expedia affected a one-for-two reverse stock split. The spin-off was completed following the close of trading on the Nasdaq Stock Market on December 20, 2011.

In connection with the spin-off, we entered into various agreements with TripAdvisor, a related party due to common ownership, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement. In addition, we have continued to work together with TripAdvisor pursuant to various commercial agreements between subsidiaries of Expedia, on the one hand, and subsidiaries of TripAdvisor, on the other hand.

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2012 represented a year of gradual improvement for the travel industry. However, natural disasters, such as Hurricane Sandy that impacted the northeast United States, ongoing sovereign debt and economic issues in several European countries as well as uncertainty regarding the U.S. debt ceiling, all contribute to a somewhat uncertain forward environment for the travel industry.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2012, approximately 59% of U.S. leisure, unmanaged and corporate travel expenditures occur online, compared with approximately 44% of European travel. Online penetration in the emerging markets, such as Asia Pacific and Latin American regions are estimated to be approximately 20%, lagging behind that of Europe. These penetration rates have increased over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, and supplier growth outpaced online agency growth for several years. Competitive entrants such as “metasearch” companies, including Kayak.com (which entered into a merger agreement with Priceline.com in November 2012) and Trivago.com (in which Expedia has agreed to acquire a majority ownership interest), have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies. In addition, models, such as daily deals and private sale sites have also begun proliferating. We have a number of “daily deals” offered on our retail websites as well as a partnership with Groupon called Groupon Getaways with Expedia. Finally, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations and proposed and actual acquisitions by companies such as Google and Microsoft.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model has seen rapid adoption in Europe. Expedia has both a merchant and an agency hotel offer for our hotel supply partners and we expect our use of these models to continue to evolve. During 2012, Expedia introduced the Expedia Traveler Preference program to hotel suppliers in the United States and Europe. ETP offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay.

Intense competition has also historically led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. We manage our selling and marketing spending on a brand basis at the local or regional level, making decisions in each market that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. In certain cases, particularly in emerging markets, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is lower than that for our consolidated business but for which we still believe the opportunity to be attractive.

Hotel

We generate the majority of our revenue through the marketing and distribution of hotel rooms (stand-alone and package bookings). Our relationships and negotiated total economics with our hotel supply partners have remained broadly stable in the past few years. We have, however, implemented new customer loyalty and discount programs and have eliminated or reduced some fees in that timeframe and, as such, the margin of revenue we earn per booking has declined. In addition, the introduction of ETP could negatively impact the margin of revenue we earn per booking in the future.

Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in average daily rates has an impact on the revenue we earn per room night. Over the course of the last two years, occupancies and ADRs in the lodging industry have generally improved in a gradually improving overall travel environment. Currently occupancy rates are near 2007 peaks and there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help hoteliers with their objective of continuing to grow their ADRs and could lead to pressure in negotiations with hoteliers and may ultimately lead to pressure on terms for us and our OTA competitors. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. We have had success adding supply to our marketplace with almost 200,000 hotels on our global websites, including eLong, as of the end of 2012. In addition, our room night growth has been healthy, with room nights growing 18% in 2011 and 27% in 2012. ADRs for rooms booked on Expedia sites grew 5% in 2011, while they declined 2% in 2012.

Air

The airline sector in particular has historically experienced significant turmoil. In recent years, there has been increased air carrier consolidation, generally resulting in lower overall capacity and higher fares. In addition, air carriers have made significant efforts to keep seat capacity relatively low in order to ensure that demand for seats remains high and that flights are as full as possible. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Ticket prices on Expedia sites grew 4% and 11% in 2012 and 2011. We are encountering pressure on air remuneration as certain supply agreements renew, and as air carriers and GDS intermediaries re-negotiate their long-term agreements. In addition, some U.S. air carriers introduced various incentives for customers to book directly with the carrier versus via online travel agencies. Examples of these incentives include lower fees, advance seat assignments and greater earning potential for frequent flier miles.

In part as a result of sharply rising average ticket prices, our ticket volumes decreased by 8% in 2011 after having grown by 11% in 2010. Air ticket volumes grew 7% in 2012, largely due to the acquisition of VIA Travel and air ticket sales of a major U.S. carrier, which were absent in the first quarter of 2011 due to a commercial disagreement.

From a product perspective, over 74% of our revenue comes from transactions involving the booking of hotel reservations, with approximately 8% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the products we distribute and represents our best overall growth opportunity.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. They each operate a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technological platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched our new Hotels.com global platform in the first quarter of 2010, enabling us to significantly increase the innovation cycle for that brand. Since then, we have been successful in improving conversion and driving much faster growth rates for the Hotels.com brand. We are in the midst of a similar transformation for Brand Expedia, having rolled out its new hotel platform in the second half of 2011, followed by the air platform rollout during the first half of 2012, with expectations that the new package platform will be completed in 2013.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, which is the second largest online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Europe. Egencia, our corporate travel business, operates in 54 countries around the world and continues to expand, including its recent acquisition of VIA Travel. We also partner in a 50/50 joint venture with AirAsia – a low cost carrier serving the Asia-Pacific region – to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. In 2012, approximately 41% of our worldwide gross bookings and 45% of worldwide revenue were international up from 22% for both worldwide gross bookings and revenue in 2005. We have a stated goal of driving more than half of our revenue through international points of sale.

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

New Channel Penetration. Today, the vast majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile/tablet applications that are receiving strong reviews and solid download trends. In 2010, we bought a leading travel application company called Mobiata® which is responsible for several top travel applications, such as FlightTrackTM, FlightTrack ProTM and FlightBoardTM, and is now integrated into Brand Expedia. We believe mobile bookings present an opportunity for incremental growth as they are typically completed within one day of the travel or stay which is a much shorter booking window than we have historically experienced via more traditional online booking methods. During the last year, customers’ behaviors and preferences on tablet devices began to show differences from trends seen on smartphones. For example, the booking window on a smartphone typically is much shorter than the emerging trend on the tablet device and historical average on a desktop or laptop. We have a stated goal of booking 20% of our transactions through mobile devices before the end of 2014.

Virtually all of our leisure brands continue to conduct experiments with ‘daily deals’ and social media as part of our efforts to drive business through new distribution channels. We believe daily deals may represent incremental travel bookings as it typically represents an impulse purchase compared to historical travel purchasing activity which tends to be a highly considered and deliberate transaction. In addition, we anticipate the importance of social media channels to consumers and to our industry to increase over time. It is our intention to grow our ‘social’ efforts alongside this trend.

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

The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in period in which an impairment is recognized, could result in a materially different impairment charge. As of October 1, 2012 and 2011, and as of December 20, 2011 (the date of the spin-off), the fair value of each goodwill reporting unit significantly exceeded its carrying values.

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

Occupancy Tax. Some states and localities impose a transient occupancy or accommodation tax on the use or occupancy of hotel accommodations. Generally, hotels collect taxes based on the rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the occupancy tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In all but a limited number of jurisdictions, we do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator, on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to pay such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. Certain jurisdictions may require us to pay tax assessments, including occupancy and other transactional tax assessments, prior to contesting any such assessments.

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

Occupancy Taxes

We are currently involved in 43 lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recent developments include:

•

Wake, Buncombe, Dare and Mecklenburg Counties, North Carolina Litigation. On December 19, 2012, the court held that the online travel companies are not subject to occupancy taxes in the plaintiff’s jurisdictions. Plaintiffs have appealed.

•

City of Houston, Texas Litigation. On October 26, 2012, the Texas Supreme Court denied the city’s petition for review of a lower court’s determination that the online travel companies are not obligated to remit hotel occupancy taxes.

•

City of Anaheim, California Litigation and City of Santa Monica, California Litigation. On November 1, 2012, the California Court of Appeals affirmed lower court decisions in each case dismissing the city’s claims and the California Supreme Court subsequently denied review of the appeals court’s decision.

•	Kent County, Michigan Litigation. On December 4, 2012, the court granted the online travel companies’ motion to dismiss the county’s complaint and dismissed the case.

•

New York City Litigation. On November 20, 2012, the New York Court of Appeals granted the city’s motion for leave to appeal the Appellate Division’s order holding that hotel room occupancy taxes passed on June 29, 2009 exceeded the scope of the city’s taxing authority. The city’s appeal remains pending.

•	Branson, Missouri Litigation. On January 23, 2013, the Missouri Court of Appeals affirmed the lower court’s ruling in favor of the online travel companies.

•

Hawaii Tax Court Litigation (Transient Accommodation Taxes). On January 11, 2013, the court denied the state’s motion to reconsider the court’s decision that Transient Accommodation Taxes are not due on the online travel companies’ services.

For additional information on these and other legal proceedings, see Part I, Item 3, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $35 million as of December 31, 2012, which includes amounts expected to be paid in connection with the developments described above, and $32 million as of December 31, 2011. In addition, as of December 31, 2011, we also accrued $10 million related to court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes.

Certain jurisdictions may require us to pay tax assessments, including occupancy tax assessments, prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission by the taxpayer that it believes it is subject to such taxes. During 2009, we expensed $48 million related to monies paid in advance of litigation in occupancy tax proceedings in the city of San Francisco. The city of San Francisco has issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the travel companies, including $22 million against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, have been contested by the online companies. During 2010, we expensed $3 million related to monies paid in advance of litigation in occupancy tax proceedings in the city of Santa Monica; these funds were returned to us by the city in December 2011 in exchange for a letter of credit. Hotels.com is currently under audit by the State of Texas. There is a pay-to-play requirement to challenge an adverse audit result in court.

We do not believe that the amounts we retain as compensation are subject to the cities’ hotel occupancy tax ordinances. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts, plus interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity.

Certain jurisdictions, including the states of New York, North Carolina and Minnesota, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to the city of New York, the state of New York, the state and local jurisdictions of South Carolina, the State of Minnesota, the District of Columbia, and the state and local jurisdictions of Georgia.

Hawaii Tax Court Litigation (General Excise Tax). On January 11, 2013, the Hawaii tax court ruled that online travel companies are obligated to remit past Hawaii general excise taxes with interest, which the Director of Taxation has claimed totals $110 million, comprised of $78 million relating to tax liability from January 2000 to December 2011 and $32 million in interest from January 2000 to December 2012 for Expedia, Hotels.com and Hotwire (“the Expedia Subsidiaries”). In a hearing on March 8, 2013, the court will determine the amount, if any, of penalties, which the Director of Taxation has asserted should be 50% of the tax liability for the Expedia Subsidiaries. The final assessed amount will remain uncertain until such time as the court has resolved these issues. It is likely that the state will seek to require us to pay an amount equal to the taxes and interest prior to appealing the court’s ruling. During the year ended December 31, 2012, we accrued $110 million, which is our best estimate of the probable amount we will pay prior to appealing the court’s ruling. It is also reasonably possible that we will be required to pay penalties and an additional assessment for 2012 and other items, which we estimate could be up to $60 million. The ultimate resolution of these contingencies may be greater or less than the liabilities recorded and our estimates of possible penalties and additional assessments.

Segments

We have two reportable segments: Leisure and Egencia. Our Leisure segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Venere, eLong and Classic Vacations. Our Egencia segment provides managed travel services to corporate customers in North America, Europe, and the Asia Pacific region.

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

Gross Bookings and Revenue Margin

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	($ in millions)
Gross Bookings
Leisure	$30,374	$26,567	$24,021	14%	11%
Egencia	3,585	2,614	1,944	37%	34%

Total gross bookings	$33,959	$29,181	$25,965	16%	12%

Revenue Margin
Leisure	12.3%	12.3%	12.0%
Egencia	8.1%	6.9%	7.4%
Total revenue margin	11.9%	11.8%	11.7%

The increase in worldwide gross bookings in 2012 as compared to 2011 was primarily driven by 27% growth in hotel room nights and 7% increase in air tickets. The increase in worldwide gross bookings in 2011 as compared to 2010 was primarily driven by 18% growth in hotel room nights and 5% in hotel ADRs. Revenue margin was largely consistent for 2012 compared to 2011 as well as for 2011 compared to 2010.

Results of Operations

Revenue

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	($ in millions)
Revenue by Segment
Leisure	$3,739	$3,270	$2,891	14%	13%
Egencia	291	179	143	63%	25%

Total revenue	$4,030	$3,449	$3,034	17%	14%

In 2012, revenue increased primarily due to an increase in hotel room nights stayed, partially offset by a decrease in revenue per room night and revenue per ticket. Egencia’s acquisition of VIA Travel in the second quarter of 2012 added approximately 2% to year-over-year growth to total revenue for 2012. In 2011, the increase in revenue was primarily due to an increase in worldwide hotel revenue within our Leisure segment.

Worldwide hotel revenue increased 20% in 2012, primarily due to a 27% increase in room nights stayed, partially offset by a 5% decrease in revenue per room night. Revenue per room night decreased primarily due to changes in our hotel product mix, of which mix shift to regions with lower hotel economics is becoming a significant component. Worldwide hotel revenue increased 18% in 2011 compared to 2010 primarily due to an 18% increase in room nights stayed.

Worldwide air revenue decreased 8% in 2012, due to a 14% decrease in revenue per air ticket, partially offset by a 7% increase in air tickets sold. The increase in air tickets sold primarily relates to the VIA Travel acquisition and was partially offset by volume pressure associated with a 4% increase in average ticket prices. Revenue per air ticket declined in 2012 primarily due to lower net supplier economics, partially offset by consumer and interline booking fees. Worldwide air revenue decreased 4% in 2011 compared to 2010 due to an 8% decrease in air tickets sold, partially offset by a 4% increase in revenue per air ticket.

The remaining worldwide revenue, other than hotel and air discussed above, which includes car rental, advertising and media, destination services and fees related to our corporate travel business, increased by 20% in 2012 as compared to 2011, primarily through strong growth in corporate travel fees primarily due to the VIA Travel acquisition as well as an increase in advertising and media and insurance revenue. The remaining worldwide revenue increased by 8% in 2011 compared to 2010.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	($ in millions)
Revenue by Business Model
Merchant	$3,049	$2,572	$2,220	19%	16%
Agency	850	764	705	11%	8%
Advertising and media	131	113	109	16%	4%

Total revenue	$4,030	$3,449	$3,034	17%	14%

The increase in merchant revenue in 2012 and 2011 was due to an increase in hotel revenue primarily driven by an increase in room nights stayed.

The increase in agency revenue in 2012 and 2011 was primarily due to growth in our corporate travel business and agency hotel business, partially offset by a decline in agency air revenue.

Cost of Revenue

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	($ in millions)
Customer operations	$441	$363	$322	21%	13%
Credit card processing	281	241	221	17%	9%
Data center and other	177	157	142	14%	11%

Total cost of revenue	$899	$761	$685	18%	11%

% of revenue	22.3%	22.1%	22.6%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, destination supply, and stock-based compensation.

In 2012, the primary drivers of the increase in cost of revenue expense were higher credit card processing costs related to our merchant bookings growth and higher headcount costs related to our VIA Travel acquisition as well as our global customer and supply operations, partially offset by an increase in credit card rebates.

In 2011, the primary drivers of the increase in cost of revenue expense were higher call and data center costs as well as higher credit card processing costs related to our merchant transaction growth, partially offset by credit card rebates.

Selling and Marketing

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	($ in millions)
Direct costs	$1,309	$1,121	$949	17%	18%
Indirect costs	412	354	286	17%	24%

Total selling and marketing	$1,721	$1,475	$1,235	17%	19%

% of revenue	42.7%	42.8%	40.7%

Selling and marketing expense primarily relates to direct costs, including traffic generation costs from search engines and internet portals, television, radio and print spending, private label and affiliate program commissions, public relations and other costs. The remainder of the expense relates to indirect costs, including personnel and related overhead in our global supply organization, Egencia and our various Leisure brands and stock-based compensation costs.

Selling and marketing expenses increased $246 million in 2012 compared to 2011 driven by increases in online marketing and mobile download spend at Hotels.com and Brand Expedia as well as higher affiliate marketing expenses at EAN and higher personnel expenses driven by additional headcount across our supply organization and several brands.

Selling and marketing expenses increased $240 million in 2011 compared to 2010 driven by increases in online, offline and affiliate marketing expenses as well as higher personnel expenses across most of our brands and supply organization.

Direct costs include online marketing expenses with TripAdvisor of $205 million in 2012, $211 million in 2011 and $171 million in 2010. Prior to the spin-off, these amounts were eliminated but are now included in selling and marketing expense.

Technology and Content

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	($ in millions)
Personnel and overhead	263	$200	$157	31%	28%
Depreciation and amortization of technology assets	116	84	66	38%	26%
Other	106	97	86	10%	13%

Total technology and content	$485	$381	$309	27%	23%

% of revenue	12.0%	11.0%	10.2%

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

The year-over-year increase in technology and content expense of $104 million in 2012 and $72 million in 2011 was primarily due to higher personnel costs for additional headcount to support key technology project for our corporate technology function, Brand Expedia and supply organization as well as increased depreciation and amortization of technology assets.

General and Administrative

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	($ in millions)
Personnel and overhead	$219	$183	$150	20%	22%
Professional fees and other	126	127	109	0%	16%

Total general and administrative	$345	$310	$259	12%	20%

% of revenue	8.6%	9.0%	8.5%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

In 2012, the $35 million increase in general and administrative expense was primarily due to higher personnel expenses, including bonus accruals and additional headcount, and higher legal fees, partially offset by lower consulting fees.

In 2011, the increase in general and administrative expense was primarily due to higher personnel expenses resulting from an increase in headcount, an increase in stock-based compensation expense due to the modification of awards as a result of the spin-off as well as an increase in consulting fees. During 2011, our general and administrative expenses included expenses, such as bonuses and consulting fees, related to both the turnaround of Brand Expedia and realignment of our supply organization that accelerated the increase in expense.

Amortization of Intangible Assets

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	($ in millions)
Amortization of intangible assets	$32	$22	$23	45%	(3%)
% of revenue	0.8%	0.6%	0.7%

In 2012, amortization increased compared to 2011 due to amortization related to the VIA Travel acquisition. In addition, amortization included an approximate $2 million reduction related to a change in the estimated value of contingent purchase consideration for one of our prior acquisitions. In 2011, the decrease in amortization of intangible assets expense was primarily due to the completion of amortization related to certain intangible assets, partially offset by amortization related to new business acquisitions. See Note 3 — Acquisitions in the notes to consolidated financial statements.

Legal Reserves, Occupancy Tax and Other

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	($ in millions)
Legal reserves, occupancy tax and other	$117	$21	$23	461%	(8%)

Legal Reserves, occupancy tax and other consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.

During 2012, we recognized $110 million related to monies expected to be paid in advance of litigation related to Hawaii’s General Excise Tax. For additional information, see Note 15 – Commitments and Contingencies in the notes to the consolidated financial statements.

Operating Income

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	($ in millions)
Operating income	$432	$480	$501	(10%)	(4%)
% of revenue	10.7%	13.9%	16.5%

In 2012, operating income decreased primarily due to increased costs and expenses in excess of revenue as described above, including the Hawaii tax assessments in the current period, partially offset by the growth in revenue.

In 2011, operating income decreased primarily due to increased costs and expenses including a growth in selling and marketing expense, technology and content expense and general and administrative expense in excess of revenue growth.

Interest Income and Expense

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	($ in millions)
Interest income	$26	$20	$7	31%	187%
Interest expense	(88)	(91)	(66)	(3%)	37%

Interest income increased in 2012 primarily due to higher average cash, cash equivalent and investment balances and, to a lesser extent, higher rates of return on those balances. Interest income increased in 2011 primarily due to higher average rates of return as well as higher average cash, cash equivalents and investment balances.

Interest expense increased in 2011 compared to 2010 primarily resulting from additional interest on the $750 million senior unsecured notes issued in August 2010.

Other, Net

Other, net is comprised of the following:

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	($ in millions)
Foreign exchange rate losses, net	$(16)	$(8)	$(16)	91%	(48%)
Equity gains (losses) of unconsolidated affiliates, and other	(4)	1	—	(387%)	N/A

Total other, net	$(20)	$(7)	$(16)	188%	(55%)

Provision for Income Taxes

	Year ended December 31,			% Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	($ in millions)
Provision for income taxes	$47	$76	$120	(38%)	(37%)
Effective tax rate	13.4%	18.8%	28.3%

In 2012, our effective tax rate was lower than the 35% federal statutory rate primarily due to earnings in jurisdictions outside the United States, primarily Switzerland, where our effective rate is lower, as well as the release of a valuation allowance related to foreign deferred tax assets. The change in the effective rate for 2012 compared to 2011 primarily related to an increase in earnings as a percentage of total earnings in jurisdictions outside the United States as well the release of the valuation allowance.

In 2011, our effective tax rate was lower than the 35% federal statutory rate and the 2010 effective tax rate primarily due to an increase in earnings in jurisdictions outside the United States.

In 2010, our effective tax rate was lower than the 35% federal statutory rate primarily due to earnings in jurisdictions outside the United States, and a reversal of accruals for uncertain tax positions resulting from the conclusion of 2005 to 2007 IRS audits, which reversal was partially offset by state income taxes and accruals on continuing uncertain tax positions.

Discontinued Operations, Net of Taxes

During 2012, we incurred a loss from early extinguishment of our 8.5% senior notes due 2016 (the “8.5% Notes”) resulting directly from the spin-off of TripAdvisor. The pre-tax loss was approximately $38 million (or $24 million net of tax), which included an early redemption premium of $33 million and the write-off of $5 million of unamortized debt issuance and discount costs. This loss was recorded within discontinued operations in the first quarter of 2012, as that was the period in which the 8.5% Notes were legally extinguished.

Discontinued operations also include the results of operations of TripAdvisor for all periods through spin-off on December 20, 2011. In addition, discontinued operations include non-recurring expenses of $14 million incurred to affect the spin-off of TripAdvisor during 2011; the reclassification of expense related to the obligation to fund a charitable foundation that was assumed by TripAdvisor in conjunction with the spin-off; and interest expense and amortization of debt issuance costs and discount related to the redemption of the 8.5% Notes in connection with the spin-off. For additional information, see Note 4 — Discontinued Operations in the notes to the consolidated financial statements.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $1.9 billion and $1.3 billion at December 31, 2012 and 2011, including $309 million and $302 million of cash and cash equivalents and short-term investment balances of majority-owned subsidiaries as well as $57 million and $131 million held in foreign subsidiaries related to earnings indefinitely invested outside the United States; and our $1 billion revolving credit facility. Cumulative earnings related to undistributed earnings of certain foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled $651 million as of December 31, 2012. To date, we have permanently reinvested the majority of these foreign earnings outside of the United States and we do not intend to repatriate these earnings to fund U.S. operations. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes.

As of December 31, 2012, we maintained a $1 billion revolving credit facility of which $975 million was available. This represents the total $1 billion facility less $25 million of outstanding stand-by letters of credit (“LOC”). The revolving credit facility provides capacity in excess of the outstanding 7.456% senior notes in the event of a partial or full redemption at the option of the holders in August 2013. In November 2012, we amended the revolving credit facility to, among other things, increase the aggregate commitments under the facility from $750 million to $1 billion, increase each of the swing line and LOC sub-limits under the facility to $120 million, extend the maturity date of the facility to November 2017, reduce the commitment fee on undrawn amounts thereunder and increase the maximum permissible leverage ratio. The revolving credit facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points, and the commitment fee on undrawn amounts at 20 basis points as of December 31, 2012.

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

Our credit ratings are periodically reviewed by rating agencies. In April 2011, in response to our announcement of the TripAdvisor spin-off, Moody’s affirmed its Ba1 rating and changed its outlook to from “positive” to “stable,” while S&P and Fitch placed the Company’s ratings on Credit Watch with negative implications and Rating Watch Negative, respectively. In October 2011, Fitch affirmed its rating at BBB- and removed the rating from Rating Watch Negative, with an outlook of “stable.” In December 2011, S&P affirmed the Company’s BBB- rating and removed the ratings from Credit Watch, with an outlook of “stable.” In October

2012, Fitch affirmed its rating at BBB- with an outlook of “stable.” In December 2012, both S&P and Moody’s indicated the Company’s planned investment in trivago would not impact its credit ratings. Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited to access to capital markets, which could have a material impact on our financial condition and results of operations.

Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we pay after the travelers’ use and subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital related to merchant hotel transactions will positively impact operating cash flows. However, we continue to evaluate the use of merchant model versus the agency model in each of our markets. If the merchant hotel model declines relative to other business models that generally consume working capital, such as agency hotel, managed corporate travel or media, or if there are changes to the merchant model or booking patterns which compress the time of receipts of cash from travelers to payment to suppliers, our overall working capital benefits could be reduced, eliminated or even reversed.

For example, we recently started introducing new technology to our hotel supply partners, which will enable closer integration of the agency hotel model with our core merchant offering in the United States and Europe. Depending on relative traveler and supplier and traveler adoption rates and customer payment preferences, among other things, the introduction of ETP could negatively impact near term working capital cash balances, cash flow over time, liquidity and the margin we earn per booking.

Seasonal fluctuations in our merchant hotel bookings affect the timing of our annual cash flows. During the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses and cash flows are typically negative. While we expect the impact of seasonal fluctuations to continue, merchant hotel growth rates, changes to the model or booking patterns, as well as changes in the relative mix of merchant hotel transactions compared with transactions in our working capital consuming businesses, including ETP, may counteract or intensify these anticipated seasonal fluctuations.

As of December 31, 2012, we had a deficit in our working capital of $368 million, compared to a deficit of $279 million as of December 31, 2011. The change in deficit is primarily due to share repurchases and dividend payments, partially offset by cash generated by operations during 2012.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements to infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions, share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Our capital expenditures for 2013 are expected to be above 2012 spending levels.

Our cash flows are as follows:

	Year ended December 31,			$ Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	(In millions)
Cash provided by (used in) continuing operations:
Operating activities	$1,237	$826	$605	$411	$221
Investing activities	(368)	(463)	(744)	95	281
Financing activities	(273)	(353)	128	80	(481)
Net cash provided by (used in) discontinued operations	(8)	77	41	(85)	36
Effect of foreign exchange rate changes on cash and cash equivalents	15	(18)	(20)	33	2

In 2012, net cash provided by operating activities from continuing operations increased by $411 million primarily due to increased benefits from working capital changes. In 2011, net cash provided by operating activities from continuing operations increased by $221 million primarily due to increased benefits from working capital changes as well as a decrease in income tax payments, partially offset by an increase in interest payments.

In 2012, cash used in investing activities from continuing operations represented a positive change of $95 million primarily due to $82 million of cash provided by net sales of investments in 2012 compared to $216 million of cash used in the net purchases of investment in 2011, partially offset by an increase of cash used for acquisitions of $164 million and higher capital expenditures of $28 million in the current year. In 2011, cash used in investing activities from continuing operations represented a positive change of $281 million primarily due to lower net purchases of investments of $388 million, partially offset by higher capital expenditures of $71 million.

In December 2012, we entered into a definitive agreement to acquire a 63% equity position (61.6% on a fully diluted basis) in trivago GmbH, a leading metasearch company in Germany, for total consideration of €477 million (approximately $647 million based on January 31, 2013 exchange rates) including €434 million in cash as well as €43 million in Expedia, Inc. common stock to be issued in five equal increments on or about each of the first through fifth anniversaries of the consummation of the acquisition. The transaction is expected to close in the first half of 2013 pending approval from relevant competition authorities. The cash payment of €434 million is expected to be made from cash on hand.

Cash used in financing activities from continuing operations in 2012 primarily included cash paid to acquire shares of $418 million, including the repurchased shares under the authorizations discussed below, as well as $130 million cash dividend payments, partially offset by $241 million of proceeds from the exercise of equity awards, including the warrants discussed below. Cash used in financing activities from continuing operations in 2011 primarily included cash paid to acquire shares of $294 million, as well as $77 million in cash dividend payments, a net $22 million outflow related to the 2011 eLong transactions and our purchase of additional interests in another subsidiary, partially offset by $34 million of proceeds from the exercise of equity awards. Cash provided by financing activities in 2010 primarily included the net proceeds of $742 million from the 5.95% senior notes issued in August 2010 and $51 million of proceeds from the exercise of equity awards, partially offset by cash paid to acquire shares of $502 million, $79 million in cash dividend payments, as well as $78 million paid to acquire additional interests in certain majority owned subsidiaries.

During 2012, 2010, and 2006, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock during each of the respective years for a total of 60 million shares. Shares repurchased under the authorized programs were as follows:

	Year ended December 31,
	2012	2011(1)	2010(2)
Number of shares repurchased	10.7 million	10.6 million	20.6 million
Average price per share	$37.15	$26.60	$23.71
Total cost of repurchases (in millions)(3)	$397	$283	$489

(1)	On a reverse split adjusted basis the number of shares repurchased was 5.3 million for $53.20 per share.
(2)	On a reverse split adjusted basis the number of shares repurchased was 10.3 million for $47.42 per share.
(3)	Amount excludes transaction costs.

As of December 31, 2012, 18.1 million shares remain authorized for repurchase under the 2012 authorization with no fixed termination date for the repurchases. No additional repurchases have been made under this authorization through February 5, 2013.

Our annual common stock dividend was $0.96 per share for 2012, including the special cash dividend of $0.52 per share declared and paid in December 2012, and $0.56 per share for 2011 and 2010, which has been adjusted for the one-for-two reverse stock split on December 20, 2011. See Note 12 — Stockholders Equity in the notes to consolidated financial statements for a detail of the quarterly dividend payments by year. In addition, on February 4, 2013, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.13 per share of outstanding common stock payable on March 28, 2013 to the stockholders of record as of the close of business on March 11, 2013. Future declarations of dividends are subject to final determination by our Board of Directors.

During 2012, we issued 8.0 million shares of Expedia, Inc. common stock as a result of the exercise of 32 million privately held warrants at a weighted average exercise price of $23.91 for total proceeds to the Company of approximately $191 million. As of December 31, 2012, we did not have any warrants outstanding.

The effect of foreign exchange on our cash balances denominated in foreign currency in 2012 showed a net change of $33 million reflecting higher foreign-denominated cash balances in the current year and appreciation in currencies. The effect of foreign exchange on our cash balances denominated in foreign currency in 2011 showed a net increase of $2 million.

In connection with various occupancy and other tax audits and assessments, certain jurisdictions may assert that tax payers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay to play.” These jurisdictions may also attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of similar tax ordinances. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we will continue to defend our position vigorously. During the year ended December 31, 2012, we accrued $110 million related to general excise tax assessments in Hawaii. If, and when, the total amounts accrued are paid it will be to the detriment of operating cash flows.

In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost of availability of future borrowings, including refinancing, if any, will be available on terms acceptable to us.

Contractual Obligations and Commercial Commitments

The following table presents our material contractual obligations and commercial commitments as of December 31, 2012:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Long-term debt (1)	$1,831	$82	$164	$164	$1,421
Operating leases (2)	226	44	77	64	41
Purchase obligations (3)	109	73	36	—	—
Guarantees (4)	85	84	1	—	—
Letters of credit (4)	32	26	4	—	2

Total(5)	$2,283	$309	$282	$228	$1,464

(1)	Our 7.456% Notes and 5.95% Notes include interest payments through maturity in 2018 and 2020, respectively, based on the stated fixed rates. In the above table, we have reflected the 7.456% Notes based on the maturity date in 2018; however such Notes are repayable in whole or in part on August 15, 2013 at the option of the holders.
(2)	The operating leases are for office space and related office equipment. We account for these leases on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Operating lease obligations expire at various dates with the latest maturity in 2021.
(3)	Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors and marketing partners. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.
(4)	Guarantees and LOCs are commitments that represent funding responsibilities that may require our performance in the event of third-party demands or contingent events. We use our stand-by LOCs primarily for certain regulatory purposes as well as to secure payment for hotel room transactions to particular hotel properties. Of the outstanding balance of our stand-by LOCs, $25 million directly reduces the amount available to us from our revolving credit facility. The LOC amounts in the above table represent the amount of commitment expiration per period. In addition, we provide a guarantee to the aviation authority of certain foreign countries to protect against potential non-delivery of our packaged travel services sold within those countries. These countries hold all travel agents and tour companies to the same standard. Our guarantees also include certain surety bonds related to various company performance obligations.
(5)	Excludes $102 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.

As mentioned above, in December 2012, we entered into a definitive agreement to acquire a 63% equity position in trivago. The transaction is expected to close in the first half of 2013 pending approval from relevant competition authorities at which time we will pay €434 million in cash as well as €43 million in Expedia, Inc. common stock to be issued in five equal increments on or about each of the first through fifth anniversaries of the consummation of the acquisition.

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2012.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, see the disclosure above “Summary of the Spin-Off of TripAdvisor, Inc.” as well as Note 16 — Related Party Transactions in the notes to consolidated financial statements.

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

Interest Rate Risk

In August 2006, we issued $500 million senior unsecured notes with a fixed rate of 7.456%. In August 2010, we issued $750 million senior unsecured notes with a fixed rate of 5.95%. As a result, if market interest rates decline, our required payments will exceed those based on market rates. The fair values of our 7.456% Notes and 5.95% Notes were approximately $598 million and $832 million as of December 31, 2012 as calculated based on quoted market prices at year end. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our 7.456% Notes by approximately $14 million and our 5.95% Notes by approximately $25 million.

We maintain a $1 billion revolving credit facility, which bears interest based on market rates plus a spread determined by our credit ratings. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility. As of December 31, 2012 and 2011, we had no revolving credit facility borrowings outstanding.

We invest in investment grade corporate debt securities and, as of December 31, 2012, we had $245 million of available for sale investments. Based on a sensitivity analysis, we have determined that a hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $2 million as of December 31, 2012. Such losses would only be realized if we sold the investments prior to maturity.

We did not experience any significant impact from changes in interest rates for the years ended December 31, 2012, 2011 or 2010.

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

To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2012 and 2011, we had a net forward liability of $3 million included in accrued expenses and other current liabilities and a net forward asset of $1 million included in prepaid and other current assets. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.

In December 2012, we entered into a definitive agreement to acquire 61.6% equity position in trivago for total consideration of €477 million. The transaction is expected to close in the first half of 2013 pending approval from relevant competition authorities. If the euro was to increase or decrease 10% from the December 31, 2012 exchange rate, the fluctuation would result in an increase or decrease to the purchase price of approximately $60 million.

Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $1 million based on our foreign currency forward positions (excluding the impact of forward positions economically hedging our merchant revenue exposures) and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2012. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.

During 2012, 2011 and 2010, we recorded net foreign exchange rate losses of $16 million ($7 million excluding the contracts economically hedging our forecasted merchant revenue), $8 million ($5 million excluding the contracts economically hedging our forecasted merchant revenue) and $16 million ($8 million excluding the contracts economically hedging our forecasted merchant revenue). As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

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

Part II. Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part II. Item 9A. Controls and Procedures

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

We have audited Expedia, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Expedia, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Expedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Expedia, Inc. and our report dated February 5, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 5, 2013

Part II. Item 9B. Other Information

None.

Part III.

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2013 annual meeting of stockholders (the “2013 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December  31, 2012.

Part III. Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement and incorporated herein by reference.

Part III. Item 11. Executive Compensation

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2013 Proxy Statement and incorporated herein by reference.

Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2013 Proxy Statement and incorporated herein by reference.

Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2013 Proxy Statement and incorporated herein by reference.

Part III. Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption “Audit Committee Report” in the 2013 Proxy Statement and incorporated herein by reference.

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

(a)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005

2.2	Separation Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	2.1	12/27/2011

2.3	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.		8-K	000-51447	2.1	12/21/2012

2.4	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.		8-K	000-51447	2.2	12/212012

3.1	Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	12/27/2011

3.2	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005

4.1	Amended and Restated Warrant Agreement, dated as of October 25, 2011, between Expedia, Inc. and Mellon Investor Services LLC, as equity warrant agent.		S-4/A	333-135828	4.1	10/31/2011

4.2	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006

4.3	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007

4.4	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020		8-K	000-51447	4.1	08/10/2010

10.1	Amended and Restated Governance Agreement among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	000-51447	10.1	12/27/2011

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.2	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005

10.3	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005

10.4	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.2	12/27/2011

10.5	Employee Matters Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.3	12/27/2011

10.6	Transition Services Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.4	12/27/2011

10.7	Credit Agreement dated as of February 8, 2010, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; TripAdvisor LLC, a Delaware limited liability company, Hotwire, Inc., a Delaware corporation, the Lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.		8-K	000-51447	99.1	02/11/2010

10.8	First Amendment dated August 18, 2010 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	08/23/2010

10.9	Second Amendment dated August 31, 2011 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	09/02/2011

10.10	Third Amendment dated November 8, 2012 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	11/09/2012

10.11	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007

10.12	Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.13*	Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	000-51447	Appendix A	04/22/2009

10.14*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	02/19/2009

10.15*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.9	11/14/2005

10.16*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Domestic Employees)		10-Q	000-51447	10.24	11/14/2006

10.17*	Form of Expedia, Inc. Stock Option Agreement (Domestic Employees)		10-Q	000-51447	10.2	04/30/2009

10.18*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Installment Vesting)		10-Q	000-51447	10.3	04/30/2009

10.19*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Cliff Vesting)		10-Q	000-51447	10.4	04/30/2009

10.20*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements		10-Q	000-51447	10.1	05/09/2007

10.21*	Director Compensation Agreements Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	02/19/2009

10.22*	Employment Agreement between Dara Khosrowshahi and Expedia, Inc., effective as of August 2, 2012		8-K	000-51447	10.1	08/03/2012

10.23*	Second Amended and Restated Expedia, Inc. Restricted Stock Unit Agreement for Dara Khosrowshahi, dated as of December 20, 2011		8-K	000-51447	10.5	12/27/2011

10.24*	Executed Release of Claims Agreement between Michael B. Adler and Expedia, Inc. (Washington), dated as of September 28, 2011		10-K	000-51447	10.22	02/19/2009

10.25*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005

10.26*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.27*	Amended and Restated Employment Agreement between Dhiren R. Fonseca and Expedia, Inc., effective as of March 30, 2012		10-Q	000-51447	10.1	04/27/2012

10.28*	Executive Separation and Release of Claims Agreement between Gary M. Fritz and Expedia, Inc., effective as of March 13, 2012		10-Q	000-51447	10.4	04/27/2012

10.29*	Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective as of October 20, 2011		S-4/A	333-175828	10.17	10/24/2011

10.30*	Employment Agreement by and between Robert J. Dzielak and Expedia, Inc., effective as of May 9, 2012	X

21	Subsidiaries of the Registrant	X

X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101**	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.
**	Indicates reference to filing of IAC/InterActiveCorp
***	Furnished herewith

Signatures

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia, Inc.

By:	/s/ DARA KHOSROWSHAHI
Dara Khosrowshahi Chief Executive Officer

February 5, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 5, 2013.

Signature	Title

/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ MARK D. OKERSTROM Mark D. Okerstrom	Chief Financial Officer (Principal Financial Officer)

/s/ LANCE A. SOLIDAY Lance A. Soliday	Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ BARRY DILLER Barry Diller	Director (Chairman of the Board)

/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Director (Vice Chairman)

/s/ A. GEORGE BATTLE A. George Battle	Director

/s/ JONATHAN L. DOLGEN Jonathan L. Dolgen	Director

/s/ JOHN C. MALONE John C. Malone	Director

/s/ CRAIG A. JACOBSON Craig A. Jacobson	Director

/s/ PETER M. KERN Peter M. Kern	Director

/s/ PAMELA L. COE Pamela L. Coe	Director

/s/ JOSÉ A. TAZÓN José A. Tazón	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

We have audited the accompanying consolidated balance sheets of Expedia, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ equity and comprehensive income (loss), and consolidated statements of cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expedia, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 5, 2013

Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011	2010
	(In thousands, except for per share data)
Revenue	$4,030,347	$3,449,009	$3,033,645

Costs and expenses:
Cost of revenue (1)	898,604	761,272	685,487
Selling and marketing (including $205,027, $211,018, and $171,110 with a related party)(1)	1,721,037	1,474,641	1,234,781
Technology and content (1)	484,898	380,999	308,780
General and administrative (1)	345,354	309,708	258,604
Amortization of intangible assets	31,705	21,925	22,514
Legal reserves, occupancy tax and other	117,025	20,855	22,692

Operating income	431,724	479,609	500,787

Other income (expense):
Interest income	26,396	20,218	7,052
Interest expense	(87,788)	(90,718)	(66,428)
Other, net	(20,275)	(7,037)	(15,572)

Total other expense, net	(81,667)	(77,537)	(74,948)

Income from continuing operations before income taxes	350,057	402,072	425,839
Provision for income taxes	(47,078)	(75,731)	(120,342)

Income from continuing operations	302,979	326,341	305,497
Discontinued operations, net of taxes	(22,539)	148,262	120,063

Net income	280,440	474,603	425,560
Net income attributable to noncontrolling interests	(269)	(2,309)	(4,060)

Net income attributable to Expedia, Inc.	$280,171	$472,294	$421,500

Amounts attributable to Expedia, Inc.:
Income from continuing operations	$302,710	$324,146	$301,615
Discontinued operations, net of taxes	(22,539)	148,148	119,885

Net income	$280,171	$472,294	$421,500

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$2.26	$2.39	$2.14
Diluted	2.16	2.34	2.09

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$2.09	$3.48	$2.98
Diluted	2.00	3.41	2.93

Shares used in computing earnings per share:
Basic	134,203	135,888	141,233
Diluted	139,929	138,702	144,014
Dividends declared per common share	$0.96	$0.56	$0.56
(1) Includes stock-based compensation as follows:
Cost of revenue	$3,296	$2,971	$2,401
Selling and marketing	13,474	13,085	11,766
Technology and content	16,073	13,505	11,665
General and administrative	31,753	34,286	26,675

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$280,440	$474,603	$425,560
Other comprehensive income (loss), net of tax
Currency translation adjustments and other	17,564	(1,161)	(11,996)
Unrealized gains (losses) on available for sale securities, net of taxes	1,098	(79)	329

Other comprehensive income (loss), net of tax	18,662	(1,240)	(11,667)

Comprehensive income	299,102	473,363	413,893
Less: Comprehensive loss attributable to noncontrolling interests	(1,559)	(9,616)	(4,575)

Comprehensive income attributable to Expedia, Inc.	$297,543	$463,747	$409,318

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,293,161	$689,134
Restricted cash and cash equivalents	21,475	19,082
Short-term investments	644,982	648,819
Accounts receivable, net of allowance of $10,771 and $7,959	461,531	339,427
Prepaid expenses and other current assets	179,729	121,541
Current assets of discontinued operations	13,624	456,426

Total current assets	2,614,502	2,274,429
Property and equipment, net	409,373	320,282
Long-term investments and other assets	224,231	289,348
Intangible assets, net	821,419	743,898
Goodwill	3,015,670	2,877,301

TOTAL ASSETS	$7,085,195	$6,505,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, merchant	$954,071	$777,602
Accounts payable, other	283,029	173,855
Deferred merchant bookings	1,128,231	833,625
Deferred revenue	26,475	15,238
Accrued expenses and other current liabilities	590,505	333,237
Current liabilities of discontinued operations	—	419,800

Total current liabilities	2,982,311	2,553,357
Long-term debt	1,249,345	1,249,281
Deferred income taxes, net	323,766	279,962
Other long-term liabilities	140,385	117,491

Commitments and contingencies

Stockholders’ equity:
Common stock $.0001 par value	19	18
Authorized shares: 1,600,000
Shares issued: 189,255 and 176,378
Shares outstanding: 122,530 and 120,781
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	5,675,075	5,474,653
Treasury stock—Common stock, at cost	(2,952,790)	(2,535,219)
Shares: 66,725 and 55,597
Retained earnings (deficit)	(442,068)	(722,239)
Accumulated other comprehensive income (loss)	22	(17,350)

Total Expedia, Inc. stockholders’ equity	2,280,259	2,199,864
Noncontrolling interest	109,129	105,303

Total stockholders’ equity	2,389,388	2,305,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,085,195	$6,505,258

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

									Accumulated other comprehensive income (loss)
			Class B common stock		Additional paid-in capital
	Common stock					Treasury stock		Retained earnings (deficit)		Noncontrolling Interest
	Shares	Amount	Shares	Amount		Shares	Amount				Total
Balance as of December 31, 2009	171,406,000	$17	12,799,999	$1	$6,034,515	39,441,384	$(1,739,198)	$(1,616,033)	$3,379	$67,045	2,749,726
Net income (excludes $2,965 of net income attributable to redeemable noncontrolling interest)								421,500		1,095	422,595
Components of comprehensive income:
Currency translation adjustments									(12,511)	515	(11,996)
Unrealized gain on securities available for sale									329		329
Proceeds from exercise of equity instruments	2,802,088	—			48,815						48,815
Tax benefits on equity awards					118,103						118,103
Treasury stock activity related to vesting of equity instruments						285,240	(12,739)				(12,739)
Common stock repurchases						10,308,101	(489,254)				(489,254)
Cash dividends paid					(79,076)						(79,076)
Adjustment to the fair value of redeemable noncontrolling interests					(41,382)						(41,382)
Changes in ownership of noncontrolling interests					(19,161)					(4,496)	(23,657)
Stock-based compensation expense					56,427						56,427
Other					(1,188)						(1,188)

Balance as of December 31, 2010	174,208,088	17	12,799,999	1	6,117,053	50,034,725	(2,241,191)	(1,194,533)	(8,803)	64,159	2,736,703
Net income (excludes $256 of net loss attributable to redeemable noncontrolling interest)								472,294		2,565	474,859
Components of comprehensive income:
Currency translation adjustments									(8,468)	7,307	(1,161)
Unrealized loss on securities available for sale									(79)		(79)
Proceeds from exercise of equity instruments	2,169,516	1			29,901						29,902
Tax benefits on equity awards					7,799						7,799
Treasury stock activity related to vesting of equity instruments						247,948	(11,155)				(11,155)
Common stock repurchases						5,314,000	(282,873)				(282,873)
Cash dividends paid					(76,550)						(76,550)
Spin-off of TripAdvisor, Inc. to stockholders					(647,528)						(647,528)
Adjustment to the fair value of redeemable noncontrolling interests					436						436

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

									Accumulated other comprehensive income (loss)
			Class B common stock		Additional paid-in capital
	Common stock					Treasury stock		Retained earnings (deficit)		Noncontrolling Interest
	Shares	Amount	Shares	Amount		Shares	Amount				Total
Changes in ownership of noncontrolling interests					(33,113)					31,272	(1,841)
Stock-based compensation expense					77,075						77,075
Other					(420)						(420)

Balance as of December 31, 2011	176,377,604	18	12,799,999	1	5,474,653	55,596,673	(2,535,219)	(722,239)	(17,350)	105,303	2,305,167
Net income (excludes $485 of net income attributable to redeemable noncontrolling interest)								280,171		(216)	279,955
Components of comprehensive income:
Currency translation adjustments and other									16,274	1,290	17,564
Unrealized gain on securities available for sale									1,098		1,098
Proceeds from exercise of equity instruments	12,877,312	1			237,994						237,995
Tax benefits on equity awards					31,367						31,367
Treasury stock activity related to vesting of equity instruments						437,991	(20,195)				(20,195)
Common stock repurchases						10,690,657	(397,376)				(397,376)
Cash dividends paid					(130,423)						(130,423)
Adjustment to the fair value of redeemable noncontrolling interests					(772)						(772)
Changes in ownership of noncontrolling interests					2,077					2,752	4,829
Stock-based compensation expense					57,545						57,545
Other					2,634						2,634

Balance as of December 31, 2012	189,254,916	$19	12,799,999	$1	$5,675,075	66,725,321	$(2,952,790)	$(442,068)	$22	$109,129	$2,389,388

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Operating activities:
Net income	$280,440	$474,603	$425,560
Less: Discontinued operations, net of tax	(22,539)	148,262	120,063

Net income from continuing operations	302,979	326,341	305,497
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	164,247	133,009	105,531
Amortization of stock-based compensation	64,596	63,847	52,507
Amortization of intangible assets	31,705	21,925	22,514
Deferred income taxes	(55,120)	9,942	19,181
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	(19,904)	17,525	20,988
Realized (gain) loss on foreign currency forwards	12,954	6,190	(8,822)
Other	17,521	14,807	(494)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(84,017)	(70,012)	(22,440)
Prepaid expenses and other current assets	(3,386)	(20,035)	82,733
Accounts payable, merchant	146,469	80,390	49,648
Accounts payable, other, accrued expenses and other current liabilities	345,938	65,152	3,213
Deferred merchant bookings	312,059	178,807	(24,679)
Deferred revenue	1,141	(2,159)	10

Net cash provided by operating activities from continuing operations	1,237,182	825,729	605,387

Investing activities:
Capital expenditures, including internal-use software and website development	(235,697)	(207,837)	(136,376)
Purchases of investments	(1,873,519)	(1,723,350)	(970,339)
Sales and maturities of investments	1,955,955	1,507,240	366,036
Acquisitions, net of cash acquired	(199,360)	(35,221)	(16,019)
Net settlement of foreign currency forwards	(12,954)	(6,190)	8,822
Other, net	(2,250)	1,898	3,529

Net cash used in investing activities from continuing operations	(367,825)	(463,460)	(744,347)

Financing activities:
Treasury stock activity	(417,571)	(294,027)	(501,993)
Payment of dividends to stockholders	(130,423)	(76,550)	(79,076)
Purchases of interest in controlled subsidiaries, net	(2,015)	(22,485)	(77,929)
Proceeds from issuance of long-term debt, net of issuance costs	—	—	742,470
Proceeds from exercise of equity awards	241,193	34,489	50,615
Excess tax benefit on equity awards	41,100	7,271	6,940
Other, net	(5,071)	(2,192)	(13,167)

Net cash provided by (used in) financing activities from continuing operations	(272,787)	(353,494)	127,860

Net cash provided by (used in) continuing operations	596,570	8,775	(11,100)
Net cash provided by (used in) discontinued operations	(7,607)	76,903	40,999
Effect of exchange rate changes on cash and cash equivalents	15,064	(17,743)	(19,880)

Net increase in cash and cash equivalents	604,027	67,935	10,019
Cash and cash equivalents at beginning of year	689,134	621,199	611,180

Cash and cash equivalents at end of year	$1,293,161	$689,134	$621,199

Supplemental cash flow information
Cash paid for interest from continuing operations	$86,024	$87,094	$44,379
Income tax payments, net from continuing operations	9,632	53,772	97,371

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

We characterize our minority interest in eLong as a noncontrolling interest and classify it as a component of stockholders’ equity in our consolidated financial statements. Noncontrolling interests with shares redeemable at the option of the minority holders are not significant and therefore have been included in other long-term liabilities. See “Redeemable Noncontrolling Interest” below for further information.

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

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include revenue recognition; recoverability of current and long-lived assets, intangible assets and goodwill; income and transactional taxes, such as potential settlements related to occupancy and excise taxes; loss contingencies; loyalty program liabilities; stock-based compensation and accounting for derivative instruments.

Reclassifications

We have reclassified certain amounts relating to our prior period results to conform to our current period presentation.

Revenue Recognition

We recognize revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

Under the agency model, we act as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. We receive commissions or ticketing fees from the travel supplier and/or traveler. For certain agency airline, hotel and car transactions, we also receive fees from global distribution systems partners that control the computer systems through which these reservations are booked. A significant portion of agency revenue relates to airline ticket bookings.

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

Packages. Packages assembled by travelers through the packaging model on our websites generally include a merchant hotel component and some combination of an air, car or destination services component. The individual package components are recognized in accordance with our revenue recognition policies stated above.

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

Short-term and Long-term Investments

We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Based on our intent and ability to hold certain assets until maturity, we may classify certain debt securities as held to maturity and measure them at amortized cost. Investments classified as available for sale are recorded at fair value with unrealized holding gains and losses recorded, net of tax, as a component of accumulated other comprehensive income. Realized gains and losses from the sale of available for sale investments, if any, are determined on a specific identification basis. Investments with remaining maturities of less than one year are classified within short-term investments. All other investments with remaining maturities ranging from one year to five years are classified within long-term investments and other assets.

We record investments using the equity method when we have the ability to exercise significant influence over the investee, including our investment in the AirAsia joint venture that launched in July 2011, of which we owned 50% as of December 31, 2012. Equity investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified within long-term investments and other assets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments.

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

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In September 2011, we adopted the Financial Accounting Standard Board’s (“FASB”) new guidance on impairment testing of goodwill. In the evaluation of goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If so, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

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

In September 2012, we adopted the FASB’s new guidance on impairment testing of indefinite-lived intangible assets. In our evaluation of our indefinite-lived intangible assets, we first perform a qualitative assessment to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired. If so, we perform a quantitative assessment and an impairment charge is recorded for the excess of the carrying value of indefinite-lived intangible assets over their fair value. We base our measurement of fair value of indefinite-lived intangible assets, which primarily consist of trade name and trademarks, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them.

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

Redeemable Noncontrolling Interest

We have noncontrolling interest in a majority owned entity, which contains certain rights, whereby we may acquire and the minority shareholders may sell to us the additional shares of the company, at fair value or at adjusted fair values at our discretion, during 2013. Changes in fair value of the shares for which the minority holders may sell to us are recorded to the noncontrolling interest, classified in other long-term liabilities, and as charges or credits to retained earnings (or additional paid-in capital in the absence of retained earnings). Fair value determinations are based on various valuation techniques, including market comparables and discounted cash flow projections. At December 31, 2012 and 2011, our redeemable noncontrolling interest balance was $13 million and $14 million.

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

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, we make a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historic operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). We also determine whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from the ongoing operations of Expedia as a result of the disposal transaction and whether we have no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of Expedia in the consolidated financial statements. See Note 4 — Discontinued Operations for a summary of discontinued operations.

Derivative Instruments

Derivative instruments are carried at fair value on our consolidated balance sheets. The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date.

At December 31, 2012 and 2011, our derivative instruments primarily consisted of foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. We do not hold or issue financial instruments for speculative or trading purposes.

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

Advertising Expense

We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2012, 2011 and 2010, our advertising expense was $870 million, $796 million and $694 million. As of December 31, 2012 and 2011, we had $9 million and $11 million of prepaid marketing expenses included in prepaid expenses and other current assets.

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

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud. We also rely on global distribution system partners and third-party service providers for certain fulfillment services, including one third-party service provider for which we accounted for approximately 38% of its total revenue for the year ended December 31, 2011 and approximately 34% of its total revenue for the nine months ended September 30, 2012.

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents and corporate debt securities. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of prime institutional money market funds as well as bank (both interest and non-interest bearing) account balances denominated in U.S. dollars, euros, British pound sterling, Canadian dollar, Australian dollar, Japanese yen and Chinese renminbi.

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

Occupancy Tax

Some states and localities impose a transient occupancy or accommodation tax on the use or occupancy of hotel accommodations. Generally, hotels collect taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the occupancy tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In all but a limited number of jurisdictions, we do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel occupancy taxes when determined to be probable and estimable. See Note 15 — Commitments and Contingencies for further discussion.

NOTE 3 — Acquisitions

During 2012, we acquired a travel management company in the Nordics. During 2011 and 2010, we acquired a number of travel product and service companies. The following table summarizes the allocation of the purchase price for all acquisitions made in the three years ended December 31, 2012, in thousands:

	2012	2011	2010
Goodwill	$129,156	$22,522	$13,305
Intangible assets with definite lives(1)	111,864	21,567	5,211
Net liabilities(2)	(28,913)	(590)	(1,558)

Total(3)	$212,107	$43,499	$16,958

(1)	For 2012, acquired intangible assets primarily consist of customer and supplier relationship assets. In total, the weighted average life of acquired intangible assets during 2012, 2011 and 2010 was 8.1 years, 3.7 years and 3.5 years.
(2)	Includes cash acquired of $13 million, $6 million and $1 million during 2012, 2011 and 2010.
(3)	As of December 31, 2011, $3 million of the total purchase price was accrued with the remainder paid in cash during the respective years.

Business combination accounting is preliminary for up to 12 months after the acquisition date and subject to revision, and any change to the fair value of net assets acquired would be expected to lead to a corresponding change to the amount of goodwill recorded on a retroactive basis. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward; their effect on consolidated revenue and operating income during 2012, 2011 and 2010 was not significant.

In December 2012, we entered into a definitive agreement to acquire a 63% equity position (61.6% on a fully diluted basis) in trivago GmbH, a leading metasearch company in Germany, for total consideration of €477 million (approximately $647 million based on January 31, 2013 exchange rates) including €434 million in cash as well as €43 million in Expedia, Inc. common stock to be issued in five equal increments on or about each of the first through fifth anniversaries of the consummation of the acquisition. In connection with the acquisition, we will have the right to purchase from the minority shareholders, and minority shareholders will have the right to sell to us, 50% and 100% of the remaining shares of trivago at fair market value on the third and fifth anniversaries, respectively, of the consummation of the acquisition. The transaction is expected to close in the first half of 2013 pending approval from relevant competition authorities.

NOTE 4 — Discontinued Operations

On December 20, 2011, we completed the spin-off of TripAdvisor, Inc., which included its flagship brand as well as 18 other travel media brands. Accordingly, we have presented the financial condition and results of operations of our former TripAdvisor Media Group segment in the consolidated financial statements through December 20, 2011 as discontinued operations. Additionally, the 2012 loss incurred to extinguish our 8.5% senior notes due 2016 (the “8.5% Notes”) as a result of the spin-off was recorded as discontinued operations. See below for a full description of the extinguishment. Financial data for the discontinued operations for the years ended December 31, 2012, 2011, 2010 were as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Revenue	$—	$620,994	$485,574

Income (loss) before income taxes	$(37,568)	$230,380	$194,729
Provision for income taxes	15,029	(82,118)	(74,666)

Net income (loss)	(22,539)	148,262	120,063
Net income attributable to noncontrolling interest	—	(114)	(178)

Net income (loss) attributable to discontinued operations	$(22,539)	$148,148	$119,885

Earnings (loss) per share:
Basic	$(0.17)	$1.09	$0.85
Diluted	(0.16)	1.07	0.83

Shares used in computing earnings per share:
Basic	134,203	135,888	141,233
Diluted	139,929	138,702	144,014

Discontinued operations for the year ended December 31, 2011 included spin-off costs (e.g., legal and professional fees) of $14 million.

Our Leisure segment recognized approximately $207 million of sales and marketing expense from TripAdvisor in 2011 through the spin-off date, and $171 million of sales and marketing expense for the year ended December 31, 2010.

The indenture governing our $400 million aggregate principal amount of the 8.5% Notes contained certain covenants that could have restricted implementation of the spin-off. On December 20, 2011, prior to consummation of the spin-off, we gave “Notice of Redemption” to the bondholders, the effect of which was the bonds became due and payable on the redemption date at the redemption price. The redemption price was equal to 100% of the principal amount plus a make-whole premium as of, and accrued and unpaid interest to, the redemption date. The redemption date was defined as 30 days after the Notice of Redemption was given. In order to complete the Notice of Redemption, we were required to irrevocably deposit, with the Trustee, funds sufficient to pay the redemption price plus accrued interest on the 8.5% Notes (approximately $451 million). The 8.5% Notes were fully redeemed on January 19, 2012, the redemption date, for approximately $450 million. In connection with the redemption, we incurred a pre-tax loss from early extinguishment of debt of approximately $38 million (or $24 million net of tax), which included an early redemption premium of $33 million and the write-off of $5 million of unamortized debt issuance and discount costs. This loss was recorded within discontinued operations in the first quarter of 2012, as that was the period in which the bonds were legally extinguished.

As a result of the above, as of December 31, 2012, the current asset of discontinued operations included a $14 million tax benefit primarily related to the loss on extinguishment of debt. As of December 31, 2011, we had a current asset of discontinued operations of $456 million primarily related to the deposit for the redemption price of the 8.5% Notes as well as a current liability of discontinued operations of $420 million for the 8.5% Notes, accrued interest expense related to the 8.5% Notes and accrued spin-off costs. The interest expense and amortization of debt issuance and discount costs related to the 8.5% Notes of $35 million for the years ended December 31, 2011 and 2010 were included within discontinued operations within our consolidated statement of operations.

NOTE 5 — Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$677,523	$677,523	$—
Time deposits	89,084	—	89,084
Restricted cash:
Time deposits	9,855	—	9,855
Investments:
Time deposits	525,533	—	525,533
Corporate debt securities	245,477	—	245,477

Total assets	$1,547,472	$677,523	$869,949

Liabilities
Derivatives:
Foreign currency forward contracts	$3,290	$—	$3,290

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$310,075	$310,075	$—
Restricted cash:
Time deposits	9,754	—	9,754
Derivatives:
Foreign currency forward contracts	1,043	—	1,043
Investments:
Time deposits	592,162	—	592,162
Corporate debt securities	268,664	—	268,664

Total assets	$1,181,698	$310,075	$871,623

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of December 31, 2012 and 2011, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of December 31, 2012, we had $119 million of short-term and $126 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains of $2 million and gross unrealized losses of less than $1 million. As of December 31, 2011, we had $57 million of short-term and $212 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains of $2 million and gross unrealized losses of $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments. Additionally, we have time deposits classified as restricted cash to fulfill the requirement of an aviation authority of a certain foreign country to protect against the potential non-delivery of travel services in that country. Of the total time deposit investments, $274 million and $237 million as of December 31, 2012 and 2011 related to balances held by our majority-owned subsidiaries.

We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. As of December 31, 2012, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $667 million. We had a net forward liability of $3 million as of December 31, 2012 recorded in accrued expenses and other current liabilities and a net forward asset of $1 million as of December 31, 2011 recorded in prepaid expenses and other current assets. We recorded $(21) million, $(1) million and $6 million in net gains (losses) from foreign currency forward contracts in 2012, 2011 and 2010.

NOTE 6 — Property and Equipment, Net

Our property and equipment consists of the following:

	December 31,
	2012	2011
	(In thousands)
Capitalized software development	$648,477	$473,916
Computer equipment	147,245	157,219
Furniture and other equipment	119,103	98,631
Leasehold improvements	107,376	85,735

	1,022,201	815,501
Less: accumulated depreciation	(655,301)	(552,241)
Projects in progress	42,473	57,022

Property and equipment, net	$409,373	$320,282

As of December 31, 2012 and 2011, our recorded capitalized software development costs, net of accumulated amortization, were $257 million and $184 million. For the years ended December 31, 2012, 2011 and 2010, we recorded amortization of capitalized software development costs of $100 million, $73 million and $61 million, most of which is included in technology and content expenses.

NOTE 7 — Goodwill and Intangible Assets, Net

The following table presents our goodwill and intangible assets as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Goodwill	$3,015,670	$2,877,301
Intangible assets with indefinite lives	657,865	657,776
Intangible assets with definite lives, net	163,554	86,122

	$3,837,089	$3,621,199

Impairment Assessments. We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that impairment may have occurred. As of October 1, 2012 and 2011, we had no impairments. Subsequent to the spin-off, we performed an interim assessment of goodwill and indefinite-lived intangible assets as of December 20, 2011 and also noted no impairments.

Goodwill. The following table presents the changes in goodwill by reportable segment:

	Leisure	Egencia	Total
	(In thousands)
Balance as of January 1, 2011	$2,822,150	$42,514	$2,864,664
Additions	—	22,522	22,522
Foreign exchange translation	(7,664)	(2,221)	(9,885)

Balance as of December 31, 2011	2,814,486	62,815	2,877,301
Additions	2,684	128,730	131,414
Foreign exchange translation	5,218	1,737	6,955

Balance as of December 31, 2012	$2,822,388	$193,282	$3,015,670

In 2012 and 2011, the additions to goodwill relate primarily to our acquisitions as described in Note 3 — Acquisitions and are not expected to be deductible for tax purposes.

As of December 31, 2012 and 2011, accumulated goodwill impairment losses in total were $2.5 billion, which is associated with Leisure.

Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.

Intangible Assets with Definite Lives. The following table presents the components of our intangible assets with definite lives as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Supplier relationships	$282,884	$(244,083)	$38,801	$267,557	$(234,363)	$33,194
Technology	209,901	(185,709)	24,192	203,860	(178,712)	25,148
Customer lists	109,971	(26,275)	83,696	30,364	(18,899)	11,465
Affiliate agreements	38,627	(33,911)	4,716	34,782	(29,761)	5,021
Other	267,728	(255,579)	12,149	260,984	(249,690)	11,294

Total	$909,111	$(745,557)	$163,554	$797,547	$(711,425)	$86,122

Amortization expense was $32 million, $22 million and $23 million for the years ended December 31, 2012, 2011 and 2010.

The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2012, assuming no subsequent impairment of the underlying assets, is as follows, in thousands:

2013	$37,172
2014	30,768
2015	18,155
2016	14,886
2017	14,795
2018 and thereafter	47,778

Total	$163,554

NOTE 8 — Debt

The following table sets forth our outstanding debt:

	December 31, 2012	December 31, 2011
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,345	749,281

Long-term debt	$1,249,345	$1,249,281

We have excluded from the above table the $400 million 8.5% Notes, which were included in current liabilities of discontinued operations as of December 31, 2011 in the consolidated balance sheets. For further information, see Note 4 — Discontinued Operations.

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at December 31, 2012 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. As of December 31, 2012, the 7.456% Notes have been classified as long-term debt as we have the ability to draw on our long-term revolving credit facility described below in the event the 7.456% Notes were redeemed at the option of the holders. Separately from the holder option, at any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $750 million in registered senior unsecured notes outstanding at December 31, 2012 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at our option in whole or in part at any time or from time to time at a specified “make-whole” premium.

The 7.456% and 5.95% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 20 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. Accrued interest related to the Notes was $31 million as of December 31, 2012 and 2011.

The approximate fair value of 7.456% Notes was approximately $598 million and $563 million as of December 31, 2012 and 2011, and the approximate fair value of 5.95% Notes was approximately $832 million and $760 million as of December 31, 2012 and 2011. These fair values were based on quoted market prices in less active markets (Level 2 inputs).

Credit Facility

Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in November 2017. The revolving credit facility was originally entered into in February 2010 and subsequently amended, including a November 2012 amendment which, among other things, increased the aggregate commitments under the facility from $750 million to $1 billion, extended the maturity date of the facility to November 2017, reduced the commitment fee on undrawn amounts thereunder and increased the maximum permissible leverage ratio. As of December 31, 2012 and December 31, 2011, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 20 basis points as of December 31, 2012. The facility contains covenants including maximum leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of December 31, 2012, and December 31, 2011, there was $25 million and $22 million of outstanding stand-by LOCs issued under the facility.

NOTE 9 — Employee Benefit Plans

Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $22 million, $18 million and $12 million for the years ended December 31, 2012, 2011 and 2010.

NOTE 10 — Stock-Based Awards and Other Equity Instruments

Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2012, we had approximately 7 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.

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

The adjustments made in 2011 to the number of shares subject to each option and the option exercise prices were based on the relative market capitalization of Expedia and TripAdvisor as of the date of the spin-off. These modifications resulted in a one-time expense of $11 million in 2011 due to the modification of vested stock options that remain unexercised at the date of the spin-off.

The following table presents a summary of our stock option activity:

	Options (1)	Weighted Average Exercise Price (1)	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance as of January 1, 2010	9,001	$30.34
Granted	2,908	52.42
Exercised	(1,834)	24.96
Cancelled	(972)	30.96

Balance as of December 31, 2010	9,103	35.90
Granted	3,725	43.19
Exercised	(1,176)	24.16
Cancelled	(1,030)	32.48
Adjustments due to the spin-off (2)	4,288
Exercised—post spin-off	(112)	14.13

Balance as of December 31, 2011 (3)	14,798	17.96
Granted	5,586	36.36
Exercised	(3,582)	13.31
Cancelled	(1,566)	23.47

Balance as of December 31, 2012	15,236	25.24	4.8	$551,510

Exercisable as of December 31, 2012	4,080	22.15	3.2	160,295

Vested and expected to vest after December 31, 2012	11,733	23.65	4.9	443,386

(1)	Reflects the one-for-two reverse stock split on December 20, 2011.
(2)	Reflects the equitable adjustment to the exercise prices and number of outstanding stock options necessary to maintain the intrinsic value of those awards immediately prior to and following the spin-off.
(3)	Outstanding options as of December 31, 2011 represent options outstanding after giving effect to the one-for-two reverse stock split and spin-off adjustments made in order to maintain the intrinsic value of those awards immediately prior to and immediately following the transaction.

The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2012, based on our closing stock price of $61.44 as of the last trading date. The total intrinsic value of stock options exercised was $109 million, $30 million and $41 million for the years ended December 31, 2012, 2011 and 2010.

During the three years ended December 31, 2012, we awarded stock options as our primary form of stock-based compensation. The fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 were estimated at the date of grant using the Black-Scholes option-pricing model, assuming the following weighted average assumptions:

	2012	2011	2010
Risk-free interest rate	0.64%	1.87%	2.18%
Expected volatility	53.13%	49.94%	51.75%
Expected life (in years)	4.00	4.68	4.72
Dividend yield	1.04%	1.38%	1.25%
Weighted-average estimated fair value of options granted during the year	$13.96	$16.90	$18.56

The 2011 and 2010 weighted average fair value has been adjusted for the one-for-two reverse stock split in December 2011.

The following table presents a summary of our stock options outstanding and exercisable at December 31, 2012:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted- Average Price Per Share	Remaining Contractual Life	Shares	Weighted- Average Exercise Price
			(In thousands)		(In years)	(In thousands)
$0.01	-	$8.00	1,748	$6.98	3.3	677	$6.99
8.01	-	12.00	244	8.86	3.2	231	8.81
12.01	-	18.00	109	13.89	3.0	76	13.43
18.01	-	25.00	5,654	19.77	4.8	1,104	20.27
25.01	-	35.00	6,085	31.92	5.4	1,294	26.96
35.01	-	45.00	871	37.24	3.2	698	36.27
45.01	-	61.00	525	57.64	6.7	—	—

0.01	-	61.00	15,236	25.24	4.8	4,080	22.15

RSUs, which are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests, were our primary form of stock-based award prior to 2009. Awards that settle in cash and the resulting liability are insignificant. Our RSUs generally vest over five years, but may accelerate in certain circumstances, including certain changes in control.

The following table presents a summary of RSU activity:

	RSUs (1)	Weighted Average Grant-Date Fair Value (1)
	(In thousands)
Balance as of January 1, 2010	3,283	$39.00
Granted	263	52.42
Vested and released	(950)	34.58
Cancelled	(279)	41.76

Balance as of December 31, 2010	2,317	40.24
Granted	221	52.35
Vested and released	(832)	39.32
Cancelled	(137)	41.98
Adjustments due to the spin-off (2)	725
Vested and released—post spin-off	(12)	13.45

Balance as of December 31, 2011 (3)	2,282	21.47
Granted	602	32.07
Vested and released	(1,382)	21.02
Cancelled	(284)	22.82

Balance as of December 31, 2012	1,218	29.57

(1)	Reflects the one-for-two reverse stock split on December 20, 2011.
(2)	Reflects the equitable adjustment to the number of unvested RSUs necessary to maintain the fair value of those awards immediately prior to and following the spin-off.
(3)	Outstanding RSUs as of December 31, 2011 represent RSUs outstanding after giving effect to one-for-two reverse stock split and spin-off adjustments made in order to maintain the fair value of those awards immediately prior to and immediately following the transaction.

The total market value of shares vested and released during the years ended December 31, 2012, 2011 and 2010 was $62 million, $37 million and $43 million. Included in RSUs outstanding at December 31, 2011 were 400,000 of RSUs awarded to our Chief Executive Officer, for which vesting was tied to achievement of performance targets. These awards vested and released during 2012.

In 2012, 2011 and 2010, we recognized total stock-based compensation expense of $65 million, $64 million and $53 million. The total income tax benefit related to stock-based compensation expense was $9 million, $12 million and $15 million for 2012, 2011 and 2010.

Cash received from stock-based award exercises for the years ended December 31, 2012 and 2011 was $50 million and $34 million. Our employees that held IAC vested stock options prior to the IAC/InterActiveCorp (“IAC”) spin-off in August 2005 received vested stock options in both Expedia and IAC. In addition, our employees that held vested Expedia options prior to the TripAdvisor spin-off on December 20, 2011 received vested stock options in both Expedia and TripAdvisor. As these IAC and TripAdvisor stock options are exercised, we receive a tax deduction. Total current income tax benefits during the years ended December 31, 2012 and 2011 associated with the exercise of IAC, TripAdvisor and Expedia stock-based awards held by our employees were $64 million and $21 million.

As of December 31, 2012, there was approximately $100 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 2.47 years.

During 2012, we issued 8.0 million shares of Expedia, Inc. common stock as a result of the exercise of 32 million privately held warrants at a weighted average exercise price of $23.91 for total proceeds to the Company of approximately $191 million. As of December 31, 2012, we did not have any warrants outstanding.

NOTE 11 — Income Taxes

The following table summarizes our U.S. and foreign income (loss) from continuing operations before income taxes:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
U.S.	$(20,097)	$112,210	$286,326
Foreign	370,154	289,862	139,513

Total	$350,057	$402,072	$425,839

Provision for Income Taxes

The following table summarizes our provision for income taxes from continuing operations:

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Current income tax expense:
Federal	$56,501	$23,933	$72,807
State	(24)	7,803	7,351
Foreign	45,721	34,053	21,003

Current income tax expense	102,198	65,789	101,161

Deferred income tax (benefit) expense:
Federal	$(33,724)	$19,837	$25,122
State	578	322	(2,353)
Foreign	(21,974)	(10,217)	(3,588)

Deferred income tax (benefit) expense:	(55,120)	9,942	19,181

Income tax expense	$47,078	$75,731	$120,342

We reduced our current income tax payable by $64 million, $21 million and $23 million for the years ended December 31, 2012, 2011 and 2010, for tax deductions attributable to stock-based compensation.

Deferred Income Taxes

As of December 31, 2012 and 2011, the significant components of our deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Provision for accrued expenses	$76,538	$48,382
Occupancy tax reserve	52,624	15,322
Net operating loss and tax credit carryforwards	32,765	28,430
Stock-based compensation	29,330	45,149
Other	31,683	23,546

Total deferred tax assets	222,940	160,829
Less valuation allowance	(12,695)	(23,422)

Net deferred tax assets	$210,245	$137,407

Deferred tax liabilities:
Prepaid merchant bookings and prepaid expenses	$(49,859)	$(59,333)
Intangible assets	(282,570)	(249,729)
Investment in subsidiaries	(8,009)	(9,603)
Unrealized gains	(15,396)	(13,106)
Property and equipment	(93,867)	(69,581)
Other	(1,276)	(534)

Total deferred tax liabilities	$(450,977)	$(401,886)

Net deferred tax liability	$(240,732)	$(264,479)

As of December 31, 2012, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $5 million, $17 million and $97 million. If not utilized, the federal and state NOLs will expire at various times between 2013 and 2031. Foreign NOLs of $76 million may be carried forward indefinitely, and foreign NOLs of $21 million will expire at various times between 2013 and 2031.

As of December 31, 2012, we had a valuation allowance of approximately $13 million related to certain NOL carryforwards for which it is more likely than not the tax benefit will not be realized. The valuation allowance decreased by $11 million from the amount recorded as of December 31, 2011 due to the release of a valuation allowance on foreign net operating losses for which realization is no longer uncertain.

We have not provided deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries indefinitely reinvested outside of the United States. The total amount of such earnings was $651 million as of December 31, 2012. To date, we have permanently reinvested the majority of these foreign earnings outside of the United States and we do not intend to repatriate these earnings to fund U.S. operations. In the event we distribute such earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws, uncertainties related to the timing and source of any potential distribution of such earnings, and other important factors such as the amount of associated foreign tax credits, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate

A reconciliation of amounts computed by applying the statutory federal income tax rate to income from continuing operations before income taxes to total income tax expense is as follows:

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Income tax expense at the federal statutory rate of 35%	$122,520	$140,725	$149,050
Foreign rate differential	(78,094)	(74,431)	(27,921)
State income taxes, net of effect of federal tax benefit	1,280	5,262	4,290
Unrecognized tax benefits and related interest	16,038	8,297	(6,514)
Change in valuation allowance	(11,838)	(7,740)	(3,000)
Other, net	(2,828)	3,618	4,437

Income tax expense	$47,078	$75,731	$120,342

Our effective tax rate in 2012, 2011 and 2010 was lower than the 35% federal statutory income tax rate primarily due to earnings in foreign jurisdictions, primarily Switzerland, where our effective tax rate is lower.

Uncertain Tax Positions

We account for uncertain tax positions based on a two-step process of evaluating recognition and measurement criteria. The first step assesses whether the tax position is more likely than not to be sustained upon examination by the taxing authority, including resolution of any appeals or litigation, on the basis of the technical merits of the position. If the tax position meets the more likely than not criteria, the portion of the tax benefit greater than 50% likely to be realized upon settlement with the relevant tax authority is recognized in the financial statements. Gross unrecognized tax benefits, interest, and penalties not expected to be settled within one year are included in other long-term liabilities on the consolidated balance sheet.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2012	2011	2010
		(In thousands)
Balance, beginning of year	$81,682	$68,536	$187,075
Increases to tax positions related to the current year	20,453	15,679	12,414
Increases to tax positions related to prior years	4,837	1,047	1,207
Decreases to tax positions related to prior years	(304)	(2,142)	(95,687)
Reductions due to lapsed statute of limitations	(5,061)	(3,352)	(25,048)
Settlements during current year	(607)	—	(913)
Interest and penalties	1,305	1,914	(10,512)

Balance, end of year	$102,305	$81,682	$68,536

As of December 31, 2012, we had $102 million of gross unrecognized tax benefits, $83 million of which, if recognized, would affect the effective tax rate. As of December 31, 2011, we had $82 million of gross unrecognized tax benefits, $75 million of which, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2012 and 2011, total gross interest and penalties accrued was $18 million and $14 million, respectively. In connection with our unrecognized tax benefits, we recognized interest expense in 2012 and 2011 of $1 million and $2 million, respectively, and an interest benefit in 2010 of $11 million.

We file a U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The IRS is currently examining our U.S. federal income tax returns for the periods ended

December 31, 2009 through December 31, 2010. During 2010, the IRS concluded its audit of our consolidated federal tax return for the periods ended December 31, 2005 through December 31, 2007. As a result, we decreased our liability for unrecognized tax benefits by $152 million, $16 million of which decreased our provision for income taxes, $112 million increased additional paid-in capital and the remaining amount was primarily a decrease to deferred tax assets. The increase in additional paid-in capital is attributable to excess tax benefits related to certain exercises of stock options during 2005 and 2007, the cash benefits of which were recognized during those years.

Expedia believes its annual tax provisions have included amounts considered sufficient to pay assessments that may result from tax authority examinations. However, the final settlement of tax authority examinations is uncertain, and tax provisions may have to be adjusted in the period the examinations are concluded.

NOTE 12 — Stockholders’ Equity

All Expedia’s common stock information and related share prices included in this note have been adjusted to reflect our one-for-two reverse stock split in December 2011.

Common Stock and Class B Common Stock

Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.0001 per share, and 400 million shares of Class B common stock with par value of $0.0001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors, and generally vote together on all matters. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share. Holders of common stock, voting as a single, separate class are entitled to elect 25% of the total number of directors. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of Expedia, Inc., the holders of both classes of common stock have equal rights to receive all the assets of Expedia, Inc. after the rights of the holders of the preferred stock, if any, have been satisfied.

Preferred Stock

In December 2011, in connection with the spin-off, we completed a preferred stock merger which resulted in each share of Series A preferred stock converting into the right to receive cash equal to $22.23 per share plus an amount equal to accrued and unpaid dividends and resulted in a cash payment of approximately $17,000. As of December 31, 2012 and 2011, we have no preferred stock outstanding.

Share Repurchases

During 2012, 2010, and 2006, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock during each of the respective years for a total of 60 million shares. Shares repurchased under the authorized programs were as follows:

	Year ended December 31,
	2012	2011(1)	2010(2)
Number of shares repurchased	10.7 million	10.6 million	20.6 million
Average price per share	$37.15	$26.60	$23.71
Total cost of repurchases (in millions)(3)	$397	$283	$489

(1)	On a reverse split adjusted basis the number of shares repurchased was 5.3 million for $53.20 per share.
(2)	On a reverse split adjusted basis the number of shares repurchased was 10.3 million for $47.42 per share.
(3)	Amount excludes transaction costs.

As of December 31, 2012, 18.1 million shares remain authorized for repurchase under the 2012 authorization with no fixed termination date for the repurchases.

Dividends on our Common Stock

In 2012, 2011 and 2010, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends, which have been adjusted for the one-for-two reverse stock split in December 2011:

		Dividend Per Share		Total Amount (in thousands)
	Declaration Date		Record Date		Payment Date
Year ended December 31, 2012:
	February 9, 2012	$0.09	March 12, 2012	$12,204	March 30, 2012
	April 25, 2012	0.09	May 30, 2012	12,205	June 19, 2012
	July 25, 2012	0.13	August 28, 2012	18,061	September 18, 2012
	October 24, 2012	0.13	November 16, 2012	17,658	December 7, 2012
	December 7, 2012	0.52	December 17, 2012	70,295	December 28, 2012
Year ended December 31, 2011:
	February 9, 2011	$0.14	March 11, 2011	$19,352	March 31, 2011
	April 27, 2011	0.14	May 27, 2011	19,232	June 17, 2011
	July 26, 2011	0.14	August 26, 2011	19,148	September 16, 2011
	October 26, 2011	0.14	November 18, 2011	18,818	December 9, 2011
Year ended December 31, 2010:
	February 10, 2010	$0.14	March 11, 2010	$20,220	March 31, 2010
	April 27, 2010	0.14	May 27, 2010	19,902	June 17, 2010
	July 26, 2010	0.14	August 26, 2010	19,703	September 16, 2010
	October 25, 2010	0.14	November 18, 2010	19,251	December 9, 2010

In addition, on February 4, 2013, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.13 per share of outstanding common stock payable on March 28, 2013 to the stockholders of record as of the close of business on March 11, 2013. Future declarations of dividends are subject to final determination by our Board of Directors.

Spin-off Adjustment to Additional Paid-in Capital

As a result of the spin-off of TripAdvisor, during 2011, we recorded a net reduction of $648 million to additional paid-in capital which included, (1) a reduction to net equity for the spin-date balance of TripAdvisor’s net assets, which were contributed to TripAdvisor, Inc. upon spin-off pursuant to the separation agreement, (2) an increase to net equity related to the reclassification of TripAdvisor’s intercompany receivable from Expedia, which was extinguished on the spin-date pursuant to the separation agreement and (3) a reduction to net equity for the portion of Expedia’s TripAdvisor Media Group reporting unit goodwill that exceeded the historical cost of TripAdvisor’s goodwill in accordance with applicable accounting guidance. The details of these adjustments are as follows (in thousands):

TripAdvisor Invested Equity as of December 20, 2011	$521,792
Reclassification of TripAdvisor’s intercompany receivable from Expedia, which was extinguished in connection with the spin-off	(191,349)
Adjustments to Expedia’s TripAdvisor Media Group reporting unit goodwill required to effect the spin-off	317,085

Reduction to additional paid-in capital related to spin-off	$647,528

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax for 2012 and 2011 is primarily comprised of accumulated foreign currency translation adjustments.

Other Comprehensive Income (Loss)

The following table presents the changes in the components of other comprehensive income (loss), net of tax:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$280,440	$474,603	$425,560
Other comprehensive income (loss)
Currency translation adjustments and other	17,564	(1,161)	(11,996)
Unrealized gains (losses) on available for sale securities, net of taxes (1)	1,098	(79)	329

Comprehensive income	299,102	473,363	413,893
Less: Comprehensive income attributable to noncontrolling interests	(1,559)	(9,616)	(4,575)

Comprehensive income attributable to Expedia, Inc.	$297,543	$463,747	$409,318

(1)	Net gains (losses) recognized and reclassified during 2012, 2011 and 2010 were immaterial.

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

Amounts paid in excess of the respective noncontrolling interests were recorded to additional paid-in capital. The following table shows the effects of the changes in noncontrolling interest on our equity for the respective periods, in thousands:

	2012	2011	2010
Net income attributable to Expedia, Inc.	$280,171	$472,294	$421,500

Transfers (to) from the noncontrolling interest due to:
Net increase in Expedia, Inc.’s paid-in capital for newly issued eLong shares (1)	2,077	25,957	—
Net decrease in Expedia, Inc.’s paid-in capital for purchase of outstanding shares of eLong	—	(59,070)	(19,161)

Net transfers from noncontrolling interest	2,077	(33,113)	(19,161)

Change from net income attributable to Expedia, Inc. and transfers from noncontrolling interest	$282,248	$439,181	$402,339

(1)	Primarily due to our acquisition of 5.4 million newly issued shares of eLong and, at the same time, Tencent Holdings Limited acquisition of 11.1 million newly issued shares of eLong in the second quarter of 2011.

As of December 31, 2012 and 2011, our ownership interest in eLong was approximately 67%.

NOTE 13 — Earnings Per Share

Basic Earnings Per Share

Basic earnings per share was calculated for the years ended December 31, 2012, 2011 and 2010 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. As of December 31, 2010, we had 751 shares of preferred stock outstanding, the impact of which on our earnings per share calculation was immaterial.

Diluted Earnings Per Share

For the years ended December 31, 2012, 2011 and 2010, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of RSUs using the treasury stock method, and (iii) other stock-based commitments.

All 2011 share information has been adjusted to reflect Expedia’s one-for-two reverse stock split in December 2011. The following table presents our basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Income from continuing operations attributable to Expedia, Inc.	$302,710	$324,146	$301,615

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$2.26	$2.39	$2.14
Diluted	2.16	2.34	2.09

Weighted average number of shares outstanding:
Basic	134,203	135,888	141,233

Dilutive effect of:
Options to purchase common stock	4,383	1,766	2,046
Warrants to purchase common stock	800	605	147
Other dilutive securities	543	443	588

Diluted	139,929	138,702	144,014

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 14 — Other Income (Expense)

Other, net

The following table presents the components of other, net:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Foreign exchange rate losses, net	$(16,179)	$(8,465)	$(16,159)
Equity gains (losses) on unconsolidated affiliates	(5,163)	1,933	391
Other	1,067	(505)	196

Total	$(20,275)	$(7,037)	$(15,572)

NOTE 15 — Commitments and Contingencies

Letters of Credit, Purchase Obligations and Guarantees

We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2012:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Purchase obligations	$108,977	$72,685	$35,855	$437	$—
Guarantees	84,667	83,879	788	—	—
Letters of credit	31,587	25,991	3,602	44	1,950

	$225,231	$182,555	$40,245	$481	$1,950

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

Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no claims made against any stand-by LOCs during the years ended December 31, 2012, 2011 and 2010.

Lease Commitments

We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2021. For the years ended December 31, 2012, 2011 and 2010, we recorded rental expense of $70 million, $67 million and $48 million.

The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2012, in thousands:

Year ending December 31,
2013	$43,794
2014	39,791
2015	37,092
2016	33,556
2017	30,186
2018 and thereafter	41,349

$225,768

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

Litigation Relating to Hotel Occupancy Taxes. Eighty lawsuits have been filed by cities, counties and states involving hotel occupancy taxes. Forty-three lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, thirty-two of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Nineteen dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $35 million as of December 31, 2012 and $32 million as of December 31, 2011. This reserve is based on our best estimate and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. In addition, as of December 31, 2011, we had an accrual totaling $10 million related to court decisions and final settlements. Changes to these settlement reserves are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

In connection with various occupancy tax audits and assessments, certain jurisdictions may assert that taxpayers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay-to-play.” These jurisdictions may attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of the tax ordinance. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. During 2010 and 2009, we expensed $3 million and $48 million related to monies paid in advance of litigation in occupancy tax proceedings in the cities of Santa Monica and San Francisco. In each case, we paid such amounts in order to be allowed to pursue litigation challenging whether we are required to pay hotel occupancy tax on the portion of the customer payment we retain as compensation and, if so, the actual amounts owed. We do not believe that the amounts we retain as compensation are subject to the cities’ hotel occupancy tax ordinances. If we prevail in the litigation (including any appeal), the cities will be required to repay these amounts, plus interest. In December 2011, the city of Santa Monica returned the $3 million in exchange for a letter of credit. The litigation with the city is now complete and arrangements for the voidance of the letter of credit are being undertaken. The city of San Francisco issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the travel companies, including $22 million against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, have been contested by the online companies. The city has denied the online travel companies’ challenge to this assessment. Hotels.com is currently under audit by the State of Texas. There is a pay-to-play requirement to challenge an adverse audit result in court.

Litigation Relating to Other Taxes. On November 7, 2012, the parties filed cross motions for summary judgment on the issue of whether the online travel companies are liable for payment of Hawaii’s General Excise Tax. On January 11, 2013, the court upheld the assessments against the online travel companies issued by the Hawaii Director of Taxation, finding that the online travel companies owed General Excise Tax on gross bookings. The court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest, which the Director of Taxation has claimed totals $110 million, comprised of $78 million relating to tax liability from January 2000 to December 2011 and $32 million in interest from January 2000 to December 2012 for Expedia, Hotels.com and Hotwire (“the Expedia Subsidiaries”). In a hearing on March 8, 2013, the court will determine the amount, if any, of penalties, which the Director of Taxation has asserted should be 50% of the tax liability for the Expedia Subsidiaries.

We strongly believe the court ruling regarding the General Excise Tax is contrary to the plain language of the ordinances at issue as well as prior Hawaiian Supreme Court decisions, previous positions taken by the Hawaii Director of Taxation, and an opinion by the Attorney General of the State of Hawaii. We intend to vigorously pursue our rights on appeal. It is likely that the state will seek to require us to pay an amount equal to the taxes and interest prior to appealing the court’s ruling. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts, if any, is not an admission that we believe we are subject to the taxes in question. To the extent our appeal is successful in reducing or eliminating the assessed amounts, the State of Hawaii would be required to repay such amounts, plus interest. During the year ended December 31, 2012, we accrued $110 million in accrued expenses and other current liabilities, which is our best estimate of the probable amount that we will be required to pay prior to appealing the court’s ruling. It is also reasonably possible that we will be required to pay penalties and an additional assessment for 2012 and other items, which we estimate could be up to $60 million. The ultimate resolution of these contingencies may be greater or less than the liabilities recorded and our estimates of possible penalties and additional assessments.

The state also has asserted common law claims for the recovery of taxes and the online travel companies have moved to dismiss the state’s common law claims. The court has set a hearing for February 22, 2013 to consider the online travel companies’ motion to dismiss these claims. Trial on any remaining issues is scheduled for April 13, 2013.

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

Since August 20, 2012, thirty-two putative class action lawsuits, which refer to the OFT’s Statement of Objections, have been initiated in the United States by consumer plaintiffs alleging claims against the online travel companies, including Expedia, and several major hotel chains for alleged resale price maintenance for online hotel room reservations, including but not limited to violation of the Sherman Act, state antitrust laws, state consumer protection statutes and common law tort claims, such as unjust enrichment. The parties moved before the Judicial Panel on Multi-District Litigation for consolidation of the cases. On December 11, 2012, the Panel issued an order consolidating and transferring the cases to Judge Boyle in the United States District Court for the Northern District of Texas. On January 23, 2013, another purported class action was filed in the U.S. District Court for the Northern District of Illinois, Gillespie v. Travelscape LLC, et al.( Case No. 1:13-cv-00531) alleging claims for violation of Sherman Act Section 1 and violation of the Washington Consumer Protection Act. This latter claim is based upon the allegation that Travelscape, an Expedia, Inc. subsidiary, engages in deceptive practices by bundling taxes and fees in hotel booking transactions with consumers and not adequately disclosing the nature of the service fees and taxes it collects. The plaintiff has filed a motion for class certification with the complaint. A conditional transfer of the antitrust claims to the Northern District of Texas has been granted. Plaintiff will separately proceed on her Washington Consumer Protection Act claim against Expedia.

NOTE 16 — Related Party Transactions

Mr. Diller, our Chairman of the Board of Directors and Senior Executive, through shares he owns beneficially as well as those subject to an irrevocable proxy granted by Liberty Interactive Corporation, controlled approximately 57% of the combined voting power of the outstanding Expedia capital stock as of December 31, 2012. Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty could effectively control the voting power of our capital stock.

In addition to serving as our Chairman and Senior Executive, Mr. Diller also serves as Chairman of the Board of Directors and Senior Executive at IAC as well as a member of the Board of Directors at TripAdvisor. Certain of our other executives also maintain roles with both IAC and TripAdvisor. Our certificate of incorporation provides that no officer or director of Expedia who is also an officer or director of IAC or of TripAdvisor will be liable to Expedia or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to IAC or TripAdvisor instead of Expedia, or does not communicate information regarding a corporate opportunity to Expedia because the officer or director has directed the corporate opportunity to IAC or TripAdvisor, which could have the effect of increasing the risk of conflicts of interest between the companies.

TripAdvisor, Inc. In connection with the spin-off, we entered into various agreements with TripAdvisor, a related party due to common ownership, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement. In addition, we will continue to work with TripAdvisor pursuant to various commercial agreements between subsidiaries of Expedia, on the one hand, and subsidiaries of TripAdvisor, on the other hand. During 2012, we recognized approximately $6 million of revenue and expensed approximately $205 million related to these various agreements with TripAdvisor. From December 21, 2011 to December 31, 2011, we expensed $4 million related to these various agreements. In addition, we reclassified sales and marketing expense related to amounts we paid to TripAdvisor prior to the spin-off, which were previously eliminated in consolidation, to third party expenses for all periods presented. Net amounts payable to TripAdvisor were $24 million and $14 million as of December 31, 2012 and December 31, 2011 and were primarily included in accounts payable, other on the consolidated balance sheet.

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

In addition, in conjunction with the IAC spin-off, we entered into a joint ownership and cost sharing agreement with IAC, under which IAC transferred to us 50% ownership in an airplane, which is available for use by both companies. We share equally in capital costs; operating costs are pro-rated based on actual usage. In May 2006, the airplane was placed in service and is being depreciated over 10 years. As of December 31, 2012 and 2011, the net basis in our ownership interest was $15 million and $16 million recorded in long-term investments and other assets. In 2012 and 2011, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplane were nominal.

NOTE 17 — Segment Information

We have two reportable segments: Leisure and Egencia. Our Leisure segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Venere, eLong and Classic Vacations. Our Egencia segment provides managed travel services to corporate customers in North America, Europe, and the Asia Pacific region.

We determined our operating segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric is adjusted EBITDA. Adjusted EBITDA for our Leisure and Egencia segments includes allocations of certain expenses, primarily cost of revenue and facilities, and our Leisure segment includes the total costs of our global supply organizations as well as the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant hotel revenue. We base the allocations primarily on transaction volumes and other usage metrics. We do not allocate certain shared expenses such as accounting, human resources, information technology and legal to our reportable segments. We include these expenses in Corporate. Our allocation methodology is periodically evaluated and may change.

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

The following tables present our segment information for the years ended December 31, 2012, 2011 and 2010. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2012
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$3,738,955	$291,392	$—	$4,030,347

Adjusted EBITDA	$1,073,226	$53,207	$(323,558)	$802,875
Depreciation	(74,982)	(12,031)	(77,234)	(164,247)
Amortization of intangible assets	—	—	(31,705)	(31,705)
Stock-based compensation	—	—	(64,596)	(64,596)
Legal reserves, occupancy tax and other	—	—	(117,025)	(117,025)
Realized loss on revenue hedges	6,422	—	—	6,422

Operating income (loss)	$1,004,666	$41,176	$(614,118)	431,724

Other expense, net				(81,667)

Income from continuing operations before income taxes				350,057
Provision for income taxes				(47,078)

Income from continuing operations				302,979
Discontinued operations, net of taxes				(22,539)

Net income				280,440
Net income attributable to noncontrolling interests				(269)

Net income attributable to Expedia, Inc.				$280,171

	Year ended December 31, 2011
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$3,269,721	$179,288	$—	$3,449,009

Adjusted EBITDA	$982,339	$28,789	$(300,293)	$710,835
Depreciation	(56,593)	(8,349)	(68,067)	(133,009)
Amortization of intangible assets	—	—	(21,925)	(21,925)
Stock-based compensation	—	—	(63,847)	(63,847)
Legal reserves, occupancy tax and other	—	—	(20,855)	(20,855)
Realized loss on revenue hedges	8,410	—	—	8,410

Operating income (loss)	$934,156	$20,440	$(474,987)	479,609

Other expense, net				(77,537)

Income from continuing operations before income taxes				402,072
Provision for income taxes				(75,731)

Income from continuing operations				326,341
Discontinued operations, net of taxes				148,262

Net income				474,603
Net income attributable to noncontrolling interests				(2,309)

Net income attributable to Expedia, Inc.				$472,294

	Year ended December 31, 2010
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$2,890,611	$143,034	$—	$3,033,645

Adjusted EBITDA	$945,596	$25,076	$(270,190)	$700,482
Depreciation	(44,198)	(7,506)	(53,827)	(105,531)
Amortization of intangible assets	—	—	(22,514)	(22,514)
Stock-based compensation	—	—	(52,507)	(52,507)
Legal reserves, occupancy tax and other	—	—	(22,692)	(22,692)
Realized loss on revenue hedges	3,549	—	—	3,549

Operating income (loss)	$904,947	$17,570	$(421,730)	500,787

Other expense, net				(74,948)

Income from continuing operations before income taxes				425,839
Provision for income taxes				(120,342)

Income from continuing operations				305,497
Discontinued operations, net of taxes				120,063

Net income				425,560
Net income attributable to noncontrolling interests				(4,060)

Net income attributable to Expedia, Inc.				$421,500

During 2012, we changed our allocation methodology for information technology expenses, which resulted in an increase of expenses at Corporate and a corresponding decrease in expenses being allocated to our Leisure and Egencia segments. In addition, in conjunction with certain organizational changes, we reclassified expenses attributed to our supplier payment group previously captured within Leisure to Corporate. We revised prior year adjusted EBITDA by segment to conform to our current year presentation. There was no impact on consolidated adjusted EBITDA as a result of these changes.

Geographic Information

The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenue
United States	$2,226,856	$1,955,712	$1,849,920
All other countries	1,803,491	1,493,297	1,183,725

	$4,030,347	$3,449,009	$3,033,645

The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(In thousands)
Property and equipment, net
United States	$347,272	$287,471
All other countries	62,101	32,811

	$409,373	$320,282

NOTE 18 — Valuation and Qualifying Accounts

The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees.

Description	Balance of Beginning of Period	Charges to Earnings	Charges to Other Accounts(1)	Deductions	Balance at End of Period
	(In thousands)
2012
Allowance for doubtful accounts	$7,959	$3,479	$585	$(1,252)	$10,771
Other reserves	11,114				11,195

2011
Allowance for doubtful accounts	$6,930	$4,095	$120	$(3,186)	$7,959
Other reserves	7,797				11,114

2010
Allowance for doubtful accounts	$11,453	$360	$(108)	$(4,775)	$6,930
Other reserves	6,599				7,797

(1)	Charges to other accounts primarily relates to amounts acquired through acquisitions and net translation adjustments.

NOTE 19 — Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Year ended December 31, 2012
Revenue	$974,859	$1,199,020	$1,039,980	$816,488
Operating income (1)	1,510	227,090	154,441	48,683
Net income from continuing operations(2)	7,095	168,188	106,109	21,587
Discontinued operations, net of taxes	(193)	1,543	—	(23,889)
Net income (loss) attributable to Expedia, Inc.	6,734	171,477	105,241	(3,281)

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic earnings per share (3)	$0.05	$1.25	$0.79	$0.15
Diluted earnings per share (3)	0.05	1.20	0.76	0.15

Earnings (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic earnings (loss) per share (3)	$0.05	$1.26	$0.79	$(0.02)
Diluted earnings (loss) per share (3)	0.05	1.21	0.76	(0.02)

Year ended December 31, 2011
Revenue	$787,133	$1,020,450	$913,591	$727,835
Operating income	91,645	209,099	143,707	35,158
Net income from continuing operations	60,465	171,840	88,133	5,903
Discontinued operations, net of taxes	10,633	38,566	52,757	46,306
Net income attributable to Expedia, Inc.	70,328	209,534	140,393	52,039

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic earnings per share (3)	$0.45	$1.26	$0.64	$0.04
Diluted earnings per share (3)	0.44	1.22	0.63	0.04

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic earnings per share (3)	$0.53	$1.54	$1.03	$0.38
Diluted earnings per share (3)	0.51	1.50	1.01	0.37

(1)	During the fourth quarter of 2012, we recognized $110 million related to monies expected to be paid in advance of litigation related to Hawaii’s General Excise Tax.
(2)	The effective tax rate for the fourth quarter of 2012 was 144.4% primarily due to lower than previously estimated full year pre-tax income, driven by the tax reserves accrued during the quarter related to Hawaii.
(3)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year. In addition, for 2011, the per share information attributable to Expedia, Inc. common shareholders reflects the one-for-two reverse stock split in connection with the spin-off.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$3,490,462	$546,204	$(6,319)	$4,030,347

Costs and expenses:
Cost of revenue	—	719,121	178,010	1,473	898,604
Selling and marketing	—	1,271,163	458,565	(8,691)	1,721,037
Technology and content	—	355,567	129,860	(529)	484,898
General and administrative	—	220,360	123,566	1,428	345,354
Amortization of intangible assets	—	6,444	25,261	—	31,705
Legal reserves, occupancy tax and other	—	117,025	—	—	117,025
Intercompany (income) expense, net	—	692,325	(692,325)	—	—

Operating income	—	108,457	323,267	—	431,724

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	356,110	336,173	—	(692,283)	—
Other, net	(83,306)	(25,079)	26,718	—	(81,667)

Total other income (expense), net	272,804	311,094	26,718	(692,283)	(81,667)

Income before income taxes	272,804	419,551	349,985	(692,283)	350,057
Provision for income taxes	29,906	(60,245)	(16,739)	—	(47,078)

Income from continuing operations	302,710	359,306	333,246	(692,283)	302,979
Discontinued operations, net of taxes	(22,539)	—	—	—	(22,539)

Net income	280,171	359,306	333,246	(692,283)	280,440
Net income attributable to noncontrolling interests	—	—	(269)	—	(269)

Net income attributable to Expedia, Inc.	$280,171	$359,306	$332,977	$(692,283)	$280,171

Comprehensive income attributable to Expedia, Inc.	$280,171	$359,921	$349,734	$(692,283)	$297,543

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$3,041,755	$424,018	$(16,764)	$3,449,009

Costs and expenses:
Cost of revenue	—	648,219	111,868	1,185	761,272
Selling and marketing	—	1,088,145	404,409	(17,913)	1,474,641
Technology and content	—	297,859	83,388	(248)	380,999
General and administrative	—	213,594	95,902	212	309,708
Amortization of intangible assets	—	4,988	16,937	—	21,925
Legal reserves, occupancy tax and other	—	20,855	—	—	20,855
Intercompany (income) expense, net	—	597,105	(597,105)	—	—

Operating income	—	170,990	308,619	—	479,609

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	382,403	244,429	—	(626,832)	—
Other, net	(83,421)	44,288	(38,404)	—	(77,537)

Total other income (expense), net	298,982	288,717	(38,404)	(626,832)	(77,537)

Income before income taxes	298,982	459,707	270,215	(626,832)	402,072
Provision for income taxes	25,050	(73,165)	(27,616)	—	(75,731)

Income from continuing operations	324,032	386,542	242,599	(626,832)	326,341
Discontinued operations, net of taxes	148,262	140,200	32,464	(172,664)	148,262

Net income	472,294	526,742	275,063	(799,496)	474,603
Net income attributable to noncontrolling interests	—	—	(2,309)	—	(2,309)

Net income attributable to Expedia, Inc.	$472,294	$526,742	$272,754	$(799,496)	$472,294

Comprehensive income attributable to Expedia, Inc.	$472,294	$522,778	$268,171	$(799,496)	$463,747

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,679,420	$366,408	$(12,183)	$3,033,645

Costs and expenses:
Cost of revenue	—	590,236	96,372	(1,121)	685,487
Selling and marketing	—	917,344	328,683	(11,246)	1,234,781
Technology and content	—	255,306	53,416	58	308,780
General and administrative	—	181,920	76,558	126	258,604
Amortization of intangible assets	—	5,071	17,443	—	22,514
Legal reserves, occupancy tax and other	—	22,692	—	—	22,692
Intercompany (income) expense, net	—	347,361	(347,361)	—	—

Operating income	—	359,490	141,297	—	500,787

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	341,750	120,085	—	(461,835)	—
Other, net	(56,193)	(18,358)	(397)	—	(74,948)

Total other income (expense), net	285,557	101,727	(397)	(461,835)	(74,948)

Income before income taxes	285,557	461,217	140,900	(461,835)	425,839
Provision for income taxes	15,880	(115,126)	(21,096)	—	(120,342)

Income from continuing operations	301,437	346,091	119,804	(461,835)	305,497
Discontinued operations, net of taxes	120,063	142,150	78,470	(220,620)	120,063

Net income	421,500	488,241	198,274	(682,455)	425,560
Net income attributable to noncontrolling interests	—	—	(4,060)	—	(4,060)

Net income attributable to Expedia, Inc.	$421,500	$488,241	$194,214	$(682,455)	$421,500

Comprehensive income attributable to Expedia, Inc.	$421,500	$488,589	$181,684	$(682,455)	$409,318

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS

Total current assets	$137,942	$2,674,496	$675,026	$(872,962)	$2,614,502
Investment in subsidiaries	4,277,954	1,188,871	—	(5,466,825)	—
Intangible assets, net	—	634,853	186,566	—	821,419
Goodwill	—	2,436,533	579,137	—	3,015,670
Other assets, net	4,790	473,439	155,375	—	633,604

TOTAL ASSETS	$4,420,686	$7,408,192	$1,596,104	$(6,339,787)	$7,085,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$781,953	$2,708,755	$364,565	$(872,962)	$2,982,311
Long-term debt	1,249,345	—	—	—	1,249,345
Other liabilities	—	415,465	48,686	—	464,151
Stockholders’ equity	2,389,388	4,283,972	1,182,853	(5,466,825)	2,389,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,420,686	$7,408,192	$1,596,104	$(6,339,787)	$7,085,195

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS

Total current assets	$551,488	$1,538,509	$644,825	$(460,393)	$2,274,429
Investment in subsidiaries	3,891,811	1,126,412	—	(5,018,223)	—
Intangible assets, net	—	634,581	109,317	—	743,898
Goodwill	—	2,415,482	461,819	—	2,877,301
Other assets, net	5,587	465,473	138,570	—	609,630

TOTAL ASSETS	$4,448,886	$6,180,457	$1,354,531	$(5,478,616)	$6,505,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$894,438	$1,906,349	$212,963	$(460,393)	$2,553,357
Long-term debt	1,249,281	—	—	—	1,249,281
Other liabilities	—	378,729	18,724	—	397,453
Stockholders’ equity	2,305,167	3,895,379	1,122,844	(5,018,223)	2,305,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,448,886	$6,180,457	$1,354,531	$(5,478,616)	$6,505,258

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$1,008,600	$228,582	$1,237,182

Investing activities:
Capital expenditures, including internal-use software and website development	—	(191,423)	(44,274)	(235,697)
Purchases of investments	—	(1,518,142)	(355,377)	(1,873,519)
Sales and maturities of investments	—	1,628,365	327,590	1,955,955
Acquisitions, net of cash acquired	—	—	(199,360)	(199,360)
Other, net	—	(12,954)	(2,250)	(15,204)

Net cash used in investing activities from continuing operations	—	(94,154)	(273,671)	(367,825)

Financing activities:
Treasury stock activity	(417,571)	—	—	(417,571)
Payment of dividends to stockholders	(130,423)	—	—	(130,423)
Proceeds from exercise of equity awards	238,001	—	3,192	241,193
Transfers (to) from related parties	268,893	(268,893)	—	—
Other, net	41,100	(2,292)	(4,794)	34,014

Net cash used in financing activities from continuing operations	—	(271,185)	(1,602)	(272,787)

Net cash provided by (used in) continuing operations	—	643,261	(46,691)	596,570
Net cash used in discontinued operations	—	(7,607)	—	(7,607)
Effect of exchange rate changes on cash and cash equivalents	—	14,250	814	15,064

Net increase (decrease) in cash and cash equivalents	—	649,904	(45,877)	604,027
Cash and cash equivalents at beginning of year	—	357,252	331,882	689,134

Cash and cash equivalents at end of year	$—	$1,007,156	$286,005	$1,293,161

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$527,448	$298,281	$825,729

Investing activities:
Capital expenditures, including internal-use software and website development	—	(179,159)	(28,678)	(207,837)
Purchases of investments	—	(1,425,578)	(297,772)	(1,723,350)
Sales and maturities of investments	—	1,359,439	147,801	1,507,240
Other, net	—	(6,190)	(33,323)	(39,513)

Net cash used in investing activities from continuing operations	—	(251,488)	(211,972)	(463,460)

Financing activities:
Treasury stock activity	(294,027)	—	—	(294,027)
Payment of dividends to stockholders	(76,550)	—	—	(76,550)
Purchase of additional interests in controlled subsidiaries, net	—	—	(22,485)	(22,485)
Transfers (to) from related parties	333,303	(333,303)	—	—
Other, net	37,274	(4,285)	6,579	39,568

Net cash used in financing activities from continuing operations	—	(337,588)	(15,906)	(353,494)

Net cash provided by (used in) continuing operations	—	(61,628)	70,403	8,775
Net cash provided by discontinued operations	—	76,903	—	76,903
Effect of exchange rate changes on cash and cash equivalents	—	(19,539)	1,796	(17,743)

Net increase (decrease) in cash and cash equivalents	—	(4,264)	72,199	67,935
Cash and cash equivalents at beginning of year	—	361,516	259,683	621,199

Cash and cash equivalents at end of year	$—	$357,252	$331,882	$689,134

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$378,370	$227,017	$605,387

Investing activities:
Capital expenditures, including internal-use software and website development	—	(121,687)	(14,689)	(136,376)
Purchases of investments	—	(846,344)	(123,995)	(970,339)
Sales and maturities of investments	—	282,450	83,586	366,036
Other, net	—	14,938	(18,606)	(3,668)

Net cash used in investing activities from continuing operations	—	(670,643)	(73,704)	(744,347)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	742,470	—	—	742,470
Treasury stock activity	(501,993)	—	—	(501,993)
Payment of dividends to stockholders	(79,076)	—	—	(79,076)
Purchase of additional interests in controlled subsidiaries, net	—	—	(77,929)	(77,929)
Transfers (to) from related parties	(219,556)	219,556	—	—
Other, net	58,155	(12,959)	(808)	44,388

Net cash provided by (used in) financing activities from continuing operations	—	206,597	(78,737)	127,860

Net cash provided by (used in) continuing operations	—	(85,676)	74,576	(11,100)
Net cash provided by discontinued operations	—	40,999	—	40,999
Effect of exchange rate changes on cash and cash equivalents	—	(13,958)	(5,922)	(19,880)

Net increase (decrease) in cash and cash equivalents	—	(58,635)	68,654	10,019
Cash and cash equivalents at beginning of year	—	420,151	191,029	611,180

Cash and cash equivalents at end of year	$—	$361,516	$259,683	$621,199

Index to Exhibits

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005

2.2	Separation Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	2.1	12/27/2011

2.3	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.		8-K	000-51447	2.1	12/21/2012

2.4	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.		8-K	000-51447	2.2	12/212012

3.1	Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	12/27/2011

3.2	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005

4.1	Amended and Restated Warrant Agreement, dated as of October 25, 2011, between Expedia, Inc. and Mellon Investor Services LLC, as equity warrant agent.		S-4/A	333-135828	4.1	10/31/2011

4.2	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006

4.3	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007

4.4	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020		8-K	000-51447	4.1	08/10/2010

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.1	Amended and Restated Governance Agreement among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	000-51447	10.1	12/27/2011

10.2	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005

10.3	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005

10.4	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.2	12/27/2011

10.5	Employee Matters Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.3	12/27/2011

10.6	Transition Services Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.4	12/27/2011

10.7	Credit Agreement dated as of February 8, 2010, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; TripAdvisor LLC, a Delaware limited liability company, Hotwire, Inc., a Delaware corporation, the Lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.		8-K	000-51447	99.1	02/11/2010

10.8	First Amendment dated August 18, 2010 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	08/23/2010

10.9	Second Amendment dated August 31, 2011 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	09/02/2011

10.10	Third Amendment dated November 8, 2012 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	11/09/2012

10.11	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.12	Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011

10.13*	Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	000-51447	Appendix A	04/22/2009

10.14*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	02/19/2009

10.15*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.9	11/14/2005

10.16*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Domestic Employees)		10-Q	000-51447	10.24	11/14/2006

10.17*	Form of Expedia, Inc. Stock Option Agreement (Domestic Employees)		10-Q	000-51447	10.2	04/30/2009

10.18*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Installment Vesting)		10-Q	000-51447	10.3	04/30/2009

10.19*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Cliff Vesting)		10-Q	000-51447	10.4	04/30/2009

10.20*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements		10-Q	000-51447	10.1	05/09/2007

10.21*	Director Compensation Agreements Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	02/19/2009

10.22*	Employment Agreement between Dara Khosrowshahi and Expedia, Inc., effective as of August 2, 2012		8-K	000-51447	10.1	08/03/2012

10.23*	Second Amended and Restated Expedia, Inc. Restricted Stock Unit Agreement for Dara Khosrowshahi, dated as of December 20, 2011		8-K	000-51447	10.5	12/27/2011

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.24*	Executed Release of Claims Agreement between Michael B. Adler and Expedia, Inc. (Washington), dated as of September 28, 2011		10-K	000-51447	10.22	02/19/2009

10.25*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005

10.26*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005

10.27*	Amended and Restated Employment Agreement between Dhiren R. Fonseca and Expedia, Inc., effective as of March 30, 2012		10-Q	000-51447	10.1	04/27/2012

10.28*	Executive Separation and Release of Claims Agreement between Gary M. Fritz and Expedia, Inc., effective as of March 13, 2012		10-Q	000-51447	10.4	04/27/2012

10.29*	Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective as of October 20, 2011		S-4/A	333-175828	10.17	10/24/2011

10.30*	Employment Agreement by and between Robert J. Dzielak and Expedia, Inc., effective as of May 9, 2012	X

21	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101**	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.
**	Indicates reference to filing of IAC/InterActiveCorp
***	Furnished herewith