Form 10-Q
period 2013-03-31
Expedia, Inc.
filed 2013-04-26
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 12, 2013 was:

Common stock, $0.0001 par value per share	122,336,315 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2013

Part I. Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended March 31,
	2013	2012
Revenue	$1,012,367	$816,488
Costs and expenses:
Cost of revenue (1)	250,581	200,098
Selling and marketing (including $61,071 and $51,361 with a related party)(1)	496,155	377,072
Technology and content (1)	138,283	108,911
General and administrative (1)	92,376	78,578
Amortization of intangible assets	12,570	3,422
Legal reserves, occupancy tax and other	61,558	(276)
Acquisition-related and other(1)	66,472	—

Operating income (loss)	(105,628)	48,683
Other income (expense):
Interest income	5,917	5,743
Interest expense	(21,748)	(21,392)
Other, net	2,188	(6,207)

Total other expense, net	(13,643)	(21,856)

Income (loss) from continuing operations before income taxes	(119,271)	26,827
Provision for income taxes	11,903	(5,240)

Income (loss) from continuing operations	(107,368)	21,587
Discontinued operations, net of taxes	—	(23,889)

Net loss	(107,368)	(2,302)
Net (income) loss attributable to noncontrolling interests	3,142	(979)

Net loss attributable to Expedia, Inc.	$(104,226)	$(3,281)

Amounts attributable to Expedia, Inc.:
Income (loss) from continuing operations	$(104,226)	$20,608
Discontinued operations, net of taxes	—	(23,889)

Net loss	$(104,226)	$(3,281)

Earnings (loss) per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$(0.77)	$0.15
Diluted	(0.77)	0.15
Loss per share attributable to Expedia, Inc. available to common stockholders:
Basic	$(0.77)	$(0.02)
Diluted	(0.77)	(0.02)
Shares used in computing earnings per share:
Basic	135,641	133,202
Diluted	135,641	139,306
Dividends declared per common share	$0.13	$0.09

(1) Includes stock-based compensation as follows:
Cost of revenue	$1,061	$919
Selling and marketing	4,265	4,445
Technology and content	5,395	4,284
General and administrative	7,714	7,303
Acquisition-related and other	56,643	—

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Net loss	$(107,368)	$(2,302)
Other comprehensive income (loss), net of tax
Currency translation adjustments	(18,001)	12,951
Unrealized gains (losses) on available for sale securities, net of taxes (1)	(291)	1,402

Other comprehensive income (loss)	(18,292)	14,353

Comprehensive income (loss)	(125,660)	12,051
Less: Comprehensive income attributable to noncontrolling interests	(2,630)	(990)

Comprehensive income (loss) attributable to Expedia, Inc.	$(128,290)	$11,061

(1)	Net gains (losses) recognized and reclassified during the three months ended March 31, 2013 and 2012 were immaterial.

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,082,798	$1,293,161
Restricted cash and cash equivalents	29,265	21,475
Short-term investments	1,006,338	644,982
Accounts receivable, net of allowance of $12,121 and $10,771	627,792	461,531
Prepaid expenses and other current assets	234,678	193,353

Total current assets	2,980,871	2,614,502
Property and equipment, net	419,241	409,373
Long-term investments and other assets	226,382	224,231
Intangible assets, net	1,163,828	821,419
Goodwill	3,642,098	3,015,670

TOTAL ASSETS	$8,432,420	$7,085,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,124,289	$954,071
Accounts payable, other	344,730	283,029
Deferred merchant bookings	1,906,640	1,128,231
Deferred revenue	35,585	26,475
Accrued expenses and other current liabilities	573,063	590,505

Total current liabilities	3,984,307	2,982,311
Long-term debt	1,249,361	1,249,345
Deferred income taxes, net	439,755	323,766
Other long-term liabilities	133,742	126,912
Commitments and contingencies
Redeemable noncontrolling interests	355,024	13,473
Stockholders’ equity:
Common stock $.0001 par value	19	19
Authorized shares: 1,600,000
Shares issued: 190,657 and 189,255
Shares outstanding: 122,547 and 122,530
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	5,784,597	5,675,075
Treasury stock - Common stock, at cost	(3,060,447)	(2,952,790)
Shares: 68,110 and 66,725
Retained earnings (deficit)	(546,294)	(442,068)
Accumulated other comprehensive income (loss)	(18,782)	22

Total Expedia, Inc. stockholders’ equity	2,159,094	2,280,259
Noncontrolling interest	111,137	109,129

Total stockholders’ equity	2,270,231	2,389,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,432,420	$7,085,195

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Operating activities:
Net loss	$(107,368)	$(2,302)
Less: Discontinued operations, net of tax	—	(23,889)

Net income (loss) from continuing operations	(107,368)	21,587
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	48,866	34,314
Amortization of stock-based compensation	75,078	16,951
Amortization of intangible assets	12,570	3,422
Deferred income taxes	4,741	10,323
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	41,845	(12,021)
Realized gain on foreign currency forwards	(5,808)	(6,637)
Other	2,669	3,921
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(150,834)	(71,836)
Prepaid expenses and other current assets	(28,227)	(18,389)
Accounts payable, merchant	173,020	64,299
Accounts payable, other, accrued expenses and other current liabilities	27,043	(2,248)
Deferred merchant bookings	778,409	802,457
Deferred revenue	9,085	1,673

Net cash provided by operating activities from continuing operations	881,089	847,816

Investing activities:
Capital expenditures, including internal-use software and website development	(87,156)	(50,814)
Purchases of investments	(598,127)	(293,190)
Sales and maturities of investments	245,244	240,641
Acquisitions, net of cash acquired	(540,489)	—
Net settlement of foreign currency forwards	5,808	6,637
Other, net	—	(1,031)

Net cash used in investing activities from continuing operations	(974,720)	(97,757)

Financing activities:
Purchases of treasury stock	(117,672)	(198,164)
Proceeds from issuance of treasury stock	25,273	—
Payment of dividends to stockholders	(17,983)	(12,204)
Proceeds from exercise of equity awards	20,410	31,801
Excess tax benefit on equity awards	19,379	7,492
Other, net	(7,758)	(4,176)

Net cash used in financing activities from continuing operations	(78,351)	(175,251)

Net cash provided by (used in) continuing operations	(171,982)	574,808
Net cash used in discontinued operations	—	(7,607)
Effect of exchange rate changes on cash and cash equivalents	(38,381)	16,173

Net increase (decrease) in cash and cash equivalents	(210,363)	583,374
Cash and cash equivalents at beginning of period	1,293,161	689,134

Cash and cash equivalents at end of period	$1,082,798	$1,272,508

Supplemental cash flow information
Cash paid for interest from continuing operations	$41,468	$42,667
Income tax payments (refunds), net from continuing operations	2,552	(17,231)

See accompanying notes.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

Note 1 – Basis of Presentation

Description of Business

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.com™, Expedia® Affiliate Network, Classic Vacations, Expedia Local Expert, Egencia™, Expedia® CruiseShipCenters®, eLong™, Inc. (“eLong”), Venere Net SpA (“Venere”) and trivago GmbH (“trivago”). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

TripAdvisor Spin-Off

On December 20, 2011, following the close of trading on the Nasdaq Stock Market, we completed the spin-off of TripAdvisor, Inc. (“TripAdvisor”), which consisted of the domestic and international operations previously associated with our TripAdvisor Media Group, to Expedia stockholders. We refer to this transaction as the “spin-off.” As a result of the spin-off, we were required to redeem the $400 million aggregate principal amount of 8.5% senior notes due 2016 (the “8.5% Notes”), which were legally extinguished in the first quarter of 2012. Accordingly, the results of operations, financial condition and cash flows of TripAdvisor as related to the 8.5% Notes extinguishment have been presented as discontinued operations for all periods presented.

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

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the Securities and Exchange Commission.

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

Note 2 – Acquisitions and Dispositions

Business Acquisitions. On March 8, 2013, we completed the purchase of a 63% equity position (61.6% on a fully diluted basis) in trivago GmbH, a leading hotel metasearch company based in Germany. trivago was acquired because of the quality and strength of its product and brand and our belief that the company will continue to scale as it expands globally. In conjunction with the acquisition, we paid €434 million in cash, or approximately $564 million based on March 8, 2013 exchange rates, of which $554 million was paid to the shareholders of trivago and $10 million was used to settle a portion of an employee compensation plan. In addition, we agreed to issue 875,200 shares of Expedia, Inc. common stock to certain employee stockholders in five equal increments on or about each of the first through fifth anniversaries of the acquisition. The number of shares of Expedia common stock was calculated based on the aggregate value of €43 million using a thirty-day trailing average of closing trading prices and exchange rates prior to acquisition. Also in conjunction with the acquisition, we replaced certain employee stock-based awards of the acquiree, which related to pre-combination service, for an acquisition date fair value of $15 million.

As a result of the acquisition, we expensed $66 million to acquisition-related and other on the consolidated statements of operations, which included approximately $57 million in stock-based compensation related to the issuance of the 875,200 shares of common stock as the issuance was determined separate from the business combination and was not contingent upon any future service or other certain event except the passage of time as well as approximately $10 million for the amount paid to settle a portion of the employee compensation plan of trivago, which was considered separate from the business combination. Acquisition-related costs were expensed as incurred and were not significant.

The aggregate purchase price consideration was $570 million, which included the cash paid to shareholders of trivago of $554 million as well as $15 million for replaced employee stock-based awards of the acquiree. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows, in thousands:

Goodwill	$637,135
Intangible assets with indefinite lives	220,416
Intangible assets with definite lives(1)	136,697
Net assets(2)	15,078
Deferred tax liabilities	(111,508)
Redeemable noncontrolling interest	(343,984)

Total	$553,834

(1)	Acquired definite-lived intangible assets primarily consist of technology, partner relationship and non-compete agreement assets and have estimated useful lives of between 3 and 7 years with a weighted average life of 3.7 years.
(2)	Includes cash acquired of $13 million.

The value of the replaced employee stock-based awards of the acquiree was included in the purchase price allocation with a corresponding offset to redeemable noncontrolling interest, because the replacement awards were issued in subsidiary stock.

Notes to Consolidated Financial Statements – (Continued)

The goodwill of $637 million is primarily attributed to assembled workforce, operating synergies and potential expansion into other global markets. The goodwill has been allocated to the Leisure segment and is not expected to be deductible for tax purposes.

The fair value of the 37% noncontrolling interest was estimated to be $344 million at the time of acquisition based on the fair value per share, excluding the control premium which was paid to certain shareholders in order to obtain control. In addition, the purchase agreement contains certain put/call rights whereby we may acquire and the minority shareholders of trivago may sell to us 50% and 100% of the minority shares of the company at fair value during the first quarter of 2016 and 2018, respectively. As the noncontrolling interest is redeemable at the option of the minority holders, we classified the balance as redeemable noncontrolling interest with future changes in the fair value above the initial basis recorded as charges or credits to retained earnings (or additional paid-in capital in absence of retained earnings). The put/call arrangement includes certain rollover provisions that, if triggered, would cause the minority shares to be treated as though they become mandatorily redeemable, and to be reclassified as a liability at the time such trigger becomes certain to occur.

Business combination accounting is preliminary and subject to revision while we accumulate all relevant information regarding the fair values of the net assets acquired, and any change to the fair value of net assets acquired would be expected to lead to a corresponding change to the amount of goodwill recorded on a retroactive basis.

Trivago’s results of operations have been included in our consolidated results from the transaction closing date forward. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results.

Discontinued Operations. On December 20, 2011, we completed the spin-off of TripAdvisor, Inc. and, as a result of the spin-off, recorded to discontinued operations a loss in the first quarter of 2012 to extinguish our 8.5% Notes. See below for a full description of the extinguishment. Financial data for the discontinued operations for the three months ended March 31, 2012 was as follows, in thousands:

Revenue	$—
Loss before income taxes	(37,568)
Provision for income taxes	13,679

Net loss attributable to discontinued operations	$(23,889)

Loss per share:
Basic	$(0.18)
Diluted	(0.17)
Shares used in computing loss per share:
Basic	133,202
Diluted	139,306

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

Notes to Consolidated Financial Statements – (Continued)

Note 3 – Fair Value Measurements

Financial assets measured at fair value on a recurring basis as of March 31, 2013 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$228,346	$228,346	$—
Time deposits	155,764	—	155,764
Restricted cash:
Time deposits	9,887	—	9,887
Derivatives:
Foreign currency forward contracts	3,542	—	3,542
Investments:
Time deposits	874,463	—	874,463
Corporate debt securities	239,479	—	239,479

Total assets	$1,511,481	$228,346	$1,283,135

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

As of March 31, 2013 and December 31, 2012, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities all of which are classified as available for sale. As of March 31, 2013, we had $132 million of short-term and $108 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains of $2 million and gross unrealized losses of less than $1 million. As of December 31, 2012, we had $119 million of short-term and $126 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value with gross unrealized gains of $2 million and gross unrealized losses of less than $1 million.

Notes to Consolidated Financial Statements – (Continued)

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of less than one year are classified as short-term investments. Additionally, we have time deposits classified as restricted cash to fulfill the requirement of an aviation authority of a certain foreign country to protect against the potential non-delivery of travel services in that country. Of the total time deposit investments, $278 million and $274 million as of March 31, 2013 and December 31, 2012 related to balances held by our majority-owned subsidiaries.

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of March 31, 2013, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $458 million. We had a net forward asset of $4 million as of March 31, 2013 recorded in prepaid expenses and other current assets and a net forward liability of $3 million as of December 31, 2012 recorded in accrued expenses and other current liabilities. We recorded $13 million and $1 million in net gains from foreign currency forward contracts during the three months ended March 31, 2013 and 2012.

Note 4 – Debt

The following table sets forth our outstanding debt:

	March 31, 2013	December 31, 2012
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,361	749,345

Long-term debt	$1,249,361	$1,249,345

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at March 31, 2013 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. As of March 31, 2013, the 7.456% Notes have been classified as long-term debt as we have the ability to draw on our long-term revolving credit facility described below in the event the 7.456% Notes were redeemed at the option of the holders. Separately from the holder option, at any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $750 million in registered senior unsecured notes outstanding at March 31, 2013 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

The 7.456% and 5.95% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 11 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. Accrued interest related to the Notes was $10 million and $31 million as of March 31, 2013 and December 31, 2012.

Notes to Consolidated Financial Statements – (Continued)

The approximate fair value of 7.456% Notes was approximately $599 million and $598 million as of March 31, 2013 and December 31, 2012, and the approximate fair value of 5.95% Notes was approximately $832 million as of both March 31, 2013 and December 31, 2012. These fair values were based on quoted market prices in less active markets (Level 2 inputs).

Credit Facility

Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in November 2017. As of March 31, 2013 and December 31, 2012, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 20 basis points as of March 31, 2013. The facility contains covenants including maximum leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of March 31, 2013 and December 31, 2012, there was $22 million and $25 million of outstanding stand-by LOCs issued under the facility.

Note 5 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
February 5, 2013	$0.13	March 11, 2013	$17,983	March 28, 2013
February 9, 2012	$0.09	March 12, 2012	$12,204	March 30, 2012

In addition, on April 24, 2013, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.13 per share of outstanding common stock payable on June 19, 2013 to stockholders of record as of the close of business on May 30, 2013. Future declarations of dividends are subject to final determination by our Board of Directors.

Share Repurchases

In April 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchases. During the three months ended March 31, 2013, we repurchased, through open market transactions, 1.7 million shares under this authorization for a total cost of $111 million, excluding transaction costs, representing an average repurchase price of $63.87 per share. As of March 31, 2013, 16.3 million shares remain authorized for repurchase under the 2012 authorization. Subsequent to the end of first quarter of 2013, we repurchased an additional 0.3 million shares for a total cost $16 million, excluding transaction costs, representing an average purchase price of $61.80 per share.

Stock-based Awards

Stock-based compensation expense relates primarily to expense for stock options and restricted stock units (“RSUs”). As of March 31, 2013, we had stock-based awards outstanding representing approximately 19 million shares of our common stock consisting of options to purchase approximately 18 million shares of our common stock with a weighted average exercise price of $34.25 and weighted average remaining life of 5.1 years and approximately 1 million RSUs.

Annual employee stock-based award grants typically occur during the first quarter of each year. During the three months ended March 31, 2013, we granted approximately 4 million stock options. The fair value of the stock options granted during

Notes to Consolidated Financial Statements – (Continued)

the three months ended March 31, 2013 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.70%
Expected volatility	44.96%
Expected life (in years)	4.08
Dividend yield	0.79%
Weighted-average estimated fair value of options granted	$22.19

Employee Stock Purchase Plan

During the first quarter of 2013, we announced our 2013 Employee Stock Purchase Plan (“ESPP”), which allows shares of our common stock to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. The first three-month exercise period begins on June 1, 2013 and eligible employees are allowed to contribute up to 10% of their base compensation. We have reserved 1.5 million shares of our common stock for issuance under the ESPP.

Note 6 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended March 31,
	2013	2012
	(In thousands, except per share data)
Income (loss) from continuing operations attributable to Expedia, Inc.	$(104,226)	$20,608
Earnings (loss) per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$(0.77)	$0.15
Diluted	(0.77)	0.15
Weighted average number of shares outstanding:
Basic	135,641	133,202
Dilutive effect of:
Options to purchase common stock	—	3,443
Other dilutive securities	—	2,661

Diluted	135,641	139,306

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 7 – Income Taxes

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items. Our effective tax rate benefit of 10.0% for the three months ended March 31, 2013 was lower than the effective tax rate of 19.5% for the three months ended March 31, 2012. The change was primarily due to non-deductible stock-based compensation recorded in relation to the trivago acquisiton and non-deductible penalties included in the Hawaii pay-to-play assessments, disclosed below in Note 8 – Commitments and Contingencies, both of which lowered our effective tax rate benefit on our pre-tax losses for the current quarter.

Notes to Consolidated Financial Statements – (Continued)

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

Litigation Relating to Hotel Occupancy Taxes. Eighty-three lawsuits have been filed by cities, counties and states involving hotel occupancy taxes. Forty-two lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, thirty-three of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $34 million as of March 31, 2013 and $35 million as of December 31, 2012. This reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to these settlement reserves are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

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

During 2009, we expensed $48 million related to monies paid in advance of litigation in occupancy tax proceedings with the city of San Francisco. The city of San Francisco issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the travel companies, including $22 million against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, have been contested by the online companies. The city has agreed, subject to documentation, that this assessment may be placed under a bond and not paid, and may proceed to a legal challenge. During 2010, we expensed $3 million related to monies paid in advance of litigation in occupancy tax proceedings with the city of Santa Monica; these funds were returned to us by the city in December 2011 in exchange for a letter of credit. The online travel companies subsequently prevailed in the litigation and the letter of credit in favor of the city has been voided. Hotels.com is currently under audit by the State of Texas and there is a pay-to-play requirement to challenge an adverse audit result in court.

Notes to Consolidated Financial Statements – (Continued)

Litigation Relating to Other Taxes. On November 7, 2012, the parties filed cross motions for summary judgment on the issue of whether the online travel companies are liable for payment of Hawaii’s General Excise Tax. On January 11, 2013, the court held that the online travel companies owed General Excise Tax on the total amount paid by a customer for the online travel companies’ services and the charge for the hotel room. The court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest, which the Director of Taxation has claimed totals $110 million, comprised of $78 million relating to tax liability from January 2000 to December 2011 and $32 million in interest from January 2000 to December 2012 for Expedia, Hotels.com and Hotwire (“the Expedia Subsidiaries”). On March 15, 2013, the court assessed penalties against the online travel companies. Under this ruling the state is seeking penalties and interest of $60 million against the Expedia Subsidiaries, representing 50% of the tax liability plus interest thereon. On March 28, 2013, the online travel companies filed a petition for mandamus to the Hawaii Supreme Court requesting that the court reverse the trial court’s ruling that online travel companies must remit tax on gross bookings and therefore subject the hotel’s charge for the room to double taxation. On April 22, 2013, the Hawaii Supreme Court denied the online travel companies’ petition for mandamus. The case will now proceed on appeal. The state has dismissed without prejudice its common law claims for recovery of taxes.

We strongly believe that the court ruling regarding the General Excise Tax is contrary to the plain language of the ordinances at issue as well as prior Hawaiian Supreme Court decisions, previous positions taken by the Hawaii Director of Taxation, and an opinion by the Attorney General of the State of Hawaii. We intend to vigorously pursue our rights on appeal. The state is seeking to require us to pay an amount equal to the taxes, penalties and interest prior to appealing the court’s ruling. Payment of these amounts, if any, is not an admission that we believe we are subject to the taxes in question. To the extent our appeal is successful in reducing or eliminating the assessed amounts, the State of Hawaii would be required to repay such amounts, plus interest. During the year ended December 31, 2012, we accrued $110 million, and during the three months ended March 31, 2013, we accrued an additional $60 million, in accrued expenses and other current liabilities, which represents our best estimate of the probable amount that we will be required to pay prior to appealing the court’s ruling. It is also reasonably possible that we will incur amounts in excess of the amounts accrued, which we estimate could be up to $22 million. The ultimate resolution of these contingencies may be greater or less than the liabilities recorded and our estimates of possible additional assessments.

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

The Statement of Objections does not constitute a finding of infringement and all parties have the opportunity to respond. If the OFT maintains its objections after the companies’ responses, the OFT can issue a final decision. In such a case a final decision would be issued at the earliest in 2014. An appeal of an adverse OFT decision is to the English courts but may involve a reference on matters of European Union law to the European Court of Justice. We are unable at this time to predict the outcome of the OFT proceeding and any appeal. In addition, a number of competition authorities in other European countries have initiated investigations in relation to certain contractual arrangements between hotels and online travel companies, including Expedia. These investigations differ in relation to the parties involved and the precise nature of the concerns.

Since August 20, 2012, thirty-four putative class action lawsuits, which refer to the OFT’s Statement of Objections, have been initiated in the United States by consumer plaintiffs alleging claims against the online travel companies, including Expedia, and several major hotel chains for alleged resale price maintenance for online hotel room reservations, including but not limited to violation of the Sherman Act, state antitrust laws, state consumer protection statutes and common law tort claims, such as unjust enrichment. The parties moved before the Judicial Panel on Multi-District Litigation for consolidation of the cases. On December 11, 2012, the Panel issued an order consolidating and transferring the cases to Judge Boyle in the United States District Court for the Northern District of Texas.

Notes to Consolidated Financial Statements – (Continued)

Note 9 — Related Party Transactions

TripAdvisor, Inc. In connection with the spin-off, we entered into various agreements with TripAdvisor, a related party due to common ownership, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement. In addition, we will continue to work with TripAdvisor pursuant to various commercial agreements between subsidiaries of Expedia, on the one hand, and subsidiaries of TripAdvisor, on the other hand. During the three months ended March 31, 2013 and 2012, we recognized approximately $2 million of revenue in both periods and expensed approximately $61 million and $51 million related to these various agreements with TripAdvisor. Net amounts payable to TripAdvisor were $38 million and $24 million as of March 31, 2013 and December 31, 2012 and were primarily included in accounts payable, other on the consolidated balance sheet.

Liberty Interactive Corporation. During the three months ended March 31, 2013, we issued 467,672 shares of common stock from treasury stock to Liberty Interactive Corporation (“Liberty”) at a price per share of $54.04 and an aggregate value of approximately $25 million pursuant to and in accordance with the preemptive rights as detailed by the Amended and Restated Governance Agreement with Liberty dated as of December 20, 2011.

IAC/InterActiveCorp. In February 2013, Expedia and IAC completed the purchase of an aircraft in which each company has a 50% ownership interest. We paid $23 million (50% of the total purchase price), which was recorded in long-term investments and other assets on the consolidated balance sheets as of March 31, 2013 and in capital expenditures on the consolidated statement of cash flows during the three months ended March 31, 2013. The aircraft is expected to be available for use by both companies in the third quarter of 2013.

Note 10 – Segment Information

We have two reportable segments: Leisure and Egencia. Our Leisure segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Venere, eLong, trivago and Classic Vacations. Our Egencia segment provides managed travel services to corporate customers in North America, Europe, and the Asia Pacific region.

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

Notes to Consolidated Financial Statements – (Continued)

The following tables present our segment information for the three months ended March 31, 2013 and 2012. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended March 31, 2013
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$923,848	$88,519	$—	$1,012,367
Adjusted EBITDA	$178,098	$12,128	$(85,098)	$105,128
Depreciation	(23,061)	(3,697)	(22,108)	(48,866)
Amortization of intangible assets	—	—	(12,570)	(12,570)
Stock-based compensation	—	—	(75,078)	(75,078)
Legal reserves, occupancy tax and other	—	—	(61,558)	(61,558)
Acquistion-related and other	—	—	(9,829)	(9,829)
Realized gain on revenue hedges	(2,855)	—	—	(2,855)

Operating income (loss)	$152,182	$8,431	$(266,241)	(105,628)

Other expense, net				(13,643)

Loss from continuing operations before income taxes				(119,271)
Provision for income taxes				11,903

Loss from continuing operations				(107,368)
Discontinued operations, net of taxes				—

Net loss				(107,368)
Net loss attributable to noncontrolling interests				3,142

Net loss attributable to Expedia, Inc.				$(104,226)

	Three months ended March 31, 2012
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$763,813	$52,675	$—	$816,488
Adjusted EBITDA	$171,222	$9,902	$(79,306)	$101,818
Depreciation	(15,692)	(2,006)	(16,616)	(34,314)
Amortization of intangible assets	—	—	(3,422)	(3,422)
Stock-based compensation	—	—	(16,951)	(16,951)
Legal reserves, occupancy tax and other	—	—	276	276
Realized loss on revenue hedges	1,276	—	—	1,276

Operating income (loss)	$156,806	$7,896	$(116,019)	48,683

Other expense, net				(21,856)

Income from continuing operations before income taxes				26,827
Provision for income taxes				(5,240)

Income from continuing operations				21,587
Discontinued operations, net of taxes				(23,889)

Net loss				(2,302)
Net income attributable to noncontrolling interests				(979)

Net loss attributable to Expedia, Inc.				$(3,281)

Notes to Consolidated Financial Statements – (Continued)

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$850,099	$167,135	$(4,867)	$1,012,367
Costs and expenses:
Cost of revenue	—	195,480	54,422	679	250,581
Selling and marketing	—	355,966	145,783	(5,594)	496,155
Technology and content	—	98,963	39,317	3	138,283
General and administrative	—	57,629	34,702	45	92,376
Amortization of intangible assets	—	1,313	11,257	—	12,570
Legal reserves, occupancy tax and other	—	61,558	—	—	61,558
Acquistion-related and other	—	—	66,472	—	66,472
Intercompany (income) expense, net	—	162,444	(162,444)	—	—

Operating loss	—	(83,254)	(22,374)	—	(105,628)
Other income (expense):
Equity in pre-tax losses of consolidated subsidiaries	(93,275)	(38,328)	—	131,603	—
Other, net	(20,883)	2,967	4,273	—	(13,643)

Total other income (expense), net	(114,158)	(35,361)	4,273	131,603	(13,643)

Loss before income taxes	(114,158)	(118,615)	(18,101)	131,603	(119,271)
Provision for income taxes	9,932	26,705	(24,734)	—	11,903

Net loss	(104,226)	(91,910)	(42,835)	131,603	(107,368)
Net loss attributable to noncontrolling interests	—	—	3,142	—	3,142

Net loss attributable to Expedia, Inc.	$(104,226)	$(91,910)	$(39,693)	$131,603	$(104,226)

Comprehensive loss attributable to Expedia, Inc.	$(104,226)	$(92,126)	$(63,541)	$131,603	$(128,290)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$723,520	$94,672	$(1,704)	$816,488
Costs and expenses:
Cost of revenue	—	169,097	30,678	323	200,098
Selling and marketing	—	281,048	98,141	(2,117)	377,072
Technology and content	—	82,733	26,197	(19)	108,911
General and administrative	—	51,725	26,744	109	78,578
Amortization of intangible assets	—	1,760	1,662	—	3,422
Legal reserves, occupancy tax and other	—	(276)	—	—	(276)
Intercompany (income) expense, net	—	142,747	(142,747)	—	—

Operating income (loss)	—	(5,314)	53,997	—	48,683
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	32,344	34,162	—	(66,506)	—
Other, net	(20,806)	(137)	(913)	—	(21,856)

Total other income (expense), net	11,538	34,025	(913)	(66,506)	(21,856)

Income before income taxes	11,538	28,711	53,084	(66,506)	26,827
Provision for income taxes	9,070	4,319	(18,629)	—	(5,240)

Income from continuing operations	20,608	33,030	34,455	(66,506)	21,587
Discontinued operations, net of taxes	(23,889)	—	—	—	(23,889)

Net income (loss)	(3,281)	33,030	34,455	(66,506)	(2,302)
Net income attributable to noncontrolling interests	—	—	(979)	—	(979)

Net income (loss) attributable to Expedia, Inc.	$(3,281)	$33,030	$33,476	$(66,506)	$(3,281)

Comprehensive income (loss) attributable to Expedia, Inc.	$(3,281)	$33,791	$47,057	$(66,506)	$11,061

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$147,888	$3,526,996	$147,425	$(841,438)	$2,980,871
Investment in subsidiaries	4,224,101	1,134,987	—	(5,359,088)	—
Intangible assets, net	—	633,540	530,288	—	1,163,828
Goodwill	—	2,436,533	1,205,565	—	3,642,098
Other assets, net	4,611	471,610	169,402	—	645,623

TOTAL ASSETS	$4,376,600	$8,203,666	$2,052,680	$(6,200,526)	$8,432,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$857,008	$3,559,520	$409,217	$(841,438)	$3,984,307
Long-term debt	1,249,361	—	—	—	1,249,361
Other liabilities	—	412,662	515,859	—	928,521
Stockholders’ equity	2,270,231	4,231,484	1,127,604	(5,359,088)	2,270,231

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,376,600	$8,203,666	$2,052,680	$(6,200,526)	$8,432,420

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$137,942	$2,674,496	$675,026	$(872,962)	$2,614,502
Investment in subsidiaries	4,277,954	1,188,871	—	(5,466,825)	—
Intangible assets, net	—	634,853	186,566	—	821,419
Goodwill	—	2,436,533	579,137	—	3,015,670
Other assets, net	4,790	473,439	155,375	—	633,604

TOTAL ASSETS	$4,420,686	$7,408,192	$1,596,104	$(6,339,787)	$7,085,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$781,953	$2,708,755	$364,565	$(872,962)	$2,982,311
Long-term debt	1,249,345	—	—	—	1,249,345
Other liabilities	—	415,465	48,686	—	464,151
Stockholders’ equity	2,389,388	4,283,972	1,182,853	(5,466,825)	2,389,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,420,686	$7,408,192	$1,596,104	$(6,339,787)	$7,085,195

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$285,940	$595,149	$881,089

Investing activities:
Capital expenditures, including internal-use software and website development	—	(57,350)	(29,806)	(87,156)
Purchases of investments	—	(532,019)	(66,108)	(598,127)
Sales and maturities of investments	—	166,023	79,221	245,244
Acquisitions, net of cash acquired	—	—	(540,489)	(540,489)
Other, net	—	5,808	—	5,808

Net cash used in investing activities from continuing operations	—	(417,538)	(557,182)	(974,720)

Financing activities:
Purchases of treasury stock	(117,672)	—	—	(117,672)
Proceeds from issuance of treasury stock	25,273	—	—	25,273
Transfers (to) from related parties	70,918	(70,918)	—	—
Other, net	21,481	(7,750)	317	14,048

Net cash provided by (used in) financing activities from continuing operations	—	(78,668)	317	(78,351)

Net cash provided by (used in) continuing operations	—	(210,266)	38,284	(171,982)
Effect of exchange rate changes on cash and cash equivalents	—	(37,808)	(573)	(38,381)

Net decrease (increase) in cash and cash equivalents	—	(248,074)	37,711	(210,363)
Cash and cash equivalents at beginning of period	—	1,007,156	286,005	1,293,161

Cash and cash equivalents at end of period	$—	$759,082	$323,716	$1,082,798

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$832,140	$15,676	$847,816

Investing activities:
Capital expenditures, including internal-use software and website development	—	(41,917)	(8,897)	(50,814)
Purchases of investments	—	(226,114)	(67,076)	(293,190)
Sales and maturities of investments	—	196,501	44,140	240,641
Other, net	—	6,637	(1,031)	5,606

Net cash used in investing activities from continuing operations	—	(64,893)	(32,864)	(97,757)

Financing activities:
Purchases of treasury stock	(198,164)	—	—	(198,164)
Transfers (to) from related parties	171,176	(171,176)	—	—
Other, net	26,988	(4,190)	115	22,913

Net cash provided by (used in) financing activities from continuing operations	—	(175,366)	115	(175,251)

Net cash provided by (used in) continuing operations	—	591,881	(17,073)	574,808
Net cash used in discontinued operations	—	(7,607)	—	(7,607)
Effect of exchange rate changes on cash and cash equivalents	—	13,153	3,020	16,173

Net increase (decrease) in cash and cash equivalents	—	597,427	(14,053)	583,374
Cash and cash equivalents at beginning of period	—	357,252	331,882	689,134

Cash and cash equivalents at end of period	$—	$954,679	$317,829	$1,272,508

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. We have created a global travel marketplace used by a broad range of leisure and corporate travelers, offline retail travel agents and travel service providers. We make available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, destination service providers, cruise lines and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings.

Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.comtm, Expedia Affiliate Network (“EAN”), Classic Vacations, Expedia Local Experttm, Expedia® CruiseShipCenters®, Egencia tm, eLongtm, Venere Net SpA (“Venere”) and trivago GmbH (“trivago”), a leading hotel metasearch company based in Germany acquired during the first quarter of 2013. In addition, many of these brands have related international points of sale. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

All percentages within this section are calculated on actual, unrounded numbers.

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2012 represented a year of gradual improvement for the travel industry. However, natural disasters, such as Hurricane Sandy that impacted the northeast United States, ongoing sovereign debt and economic issues in several European countries as well as uncertainty regarding the U.S. debt ceiling and sequestration, all contribute to a somewhat uncertain forward environment for the travel industry.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2012, approximately 59% of U.S. leisure, unmanaged and corporate travel expenditures occur online, compared with approximately 44% of European travel. Online penetration in the emerging markets, such as Asia Pacific and Latin American regions are estimated to be approximately 20%, lagging behind that of Europe. These penetration rates have increased over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, and supplier growth outpaced online agency growth for several years. Competitive entrants such as “metasearch” companies, including Kayak.com (which entered into a merger agreement with Priceline.com in November 2012) and trivago.com (in which Expedia acquired a majority ownership interest in March 2013), have in some cases been able to introduce differentiated features and content compared with the legacy online travel agency companies. In addition, models, such as daily deals and private sale sites have also begun proliferating. We have a number of “daily deals” offered on our retail websites as well as a partnership with Groupon called Groupon Getaways with Expedia. Finally, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations and proposed and actual acquisitions by companies such as Google and Microsoft.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model has seen rapid adoption in Europe. Expedia has both a merchant and an agency hotel offer for our hotel supply partners and we expect our use of these models to continue to evolve. During 2012, Expedia introduced the Expedia Traveler Preference program to hotel suppliers in the United States and Europe and is now in the process of rolling the program out globally. ETP offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay.

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

Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in average daily rates (“ADRs”) has an impact on the revenue we earn per room night. Over the course of the last two years, occupancies and ADRs in the lodging industry have generally improved in a gradually improving overall travel environment. Currently occupancy rates are near 2007 peaks and there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help hoteliers with their objective of continuing to grow their ADRs and could lead to pressure in negotiations with hoteliers and may ultimately lead to pressure on terms for us and our OTA competitors. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. We have had success adding supply to our marketplace with more than 205,000 hotels on our global websites, including eLong, as of the end of the first quarter of 2013. In addition, our room night growth has been healthy, with room nights growing 18% in 2011, 27% in 2012 and 28% for the first quarter of 2013. ADRs for rooms booked on Expedia sites grew 5% in 2011, declined 2% in 2012, and were essentially flat for the first quarter of 2013.

Air

The airline sector in particular has historically experienced significant turmoil. In recent years, there has been increased air carrier consolidation, generally resulting in lower overall capacity and higher fares. In addition, air carriers have made significant efforts to keep seat capacity relatively low in order to ensure that demand for seats remains high and that flights are as full as possible. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Ticket prices on Expedia sites were essentially flat for the first quarter of 2013 and increased 4% and 11% in 2012 and 2011. We are encountering pressure on air remuneration as certain supply agreements renew, and as air carriers and GDS intermediaries re-negotiate their long-term agreements. In addition, some U.S. air carriers introduced various incentives for customers to book directly with the carrier versus via online travel agencies. Examples of these incentives include lower fees, advance seat assignments and greater earning potential for frequent flier miles.

In part as a result of sharply rising average ticket prices, our ticket volumes decreased by 8% in 2011 after having grown by 11% in 2010. Air ticket volumes grew 9% for the first quarter of 2013 and 7% in 2012, largely due to the acquisition of VIA Travel.

From a product perspective, over 70% of our revenue comes from transactions involving the booking of hotel reservations, with approximately 10% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the products we distribute and represents our best overall growth opportunity.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. They each operate a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technological platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched our new Hotels.com global platform in the first quarter of 2010, enabling us to significantly increase the innovation cycle for that brand. Since then, we have been successful in improving conversion and driving much faster growth rates for the Hotels.com brand. We are in the midst of a similar transformation for Brand Expedia, having rolled out its new hotel platform in the second half of 2011, followed by the air platform rollout during the first half of 2012 and the new package platform in the first quarter of 2013.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, which is the second largest online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Europe. Egencia, our corporate travel business, operates in 55 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. We also partner in a 50/50 joint venture with AirAsia – a low cost carrier serving the Asia-Pacific region – to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. In 2012, approximately 41% of our worldwide gross bookings and 45% of worldwide revenue were international up from 22% for both worldwide gross bookings and revenue in 2005. In the first quarter of 2013, 44% of our worldwide gross bookings and 45% of worldwide revenue were international. We have a stated goal of driving more than half of our revenue through international points of sale.

During the three months ended March 31, 2013, we completed our majority acquisition of trivago, GmbH (“trivago”), a Dusseldorf, Germany-based leading hotel metasearch company featuring price comparison from over 600,000 hotels on over 150 booking sites worldwide. Officially launched in 2005, trivago is already one of the best known travel brands in Europe. trivago will continue to operate independently, and plans to rapidly grow revenue through global expansion.

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because they require that we use judgment and estimates in applying those policies. We prepare our consolidated financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States (“GAAP”). Preparation of the consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable, and on other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

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

For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Occupancy Taxes

We are currently involved in forty-two lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recent developments include:

•	City of Los Angeles, Litigation. On April 18, 2013, the trial court held that the online travel companies are not liable to remit hotel occupancy taxes to the city of Los Angeles.

•	San Antonio, Texas Litigation. On April 4, 2013, the court entered a final judgment holding the online travel companies liable for hotel occupancy taxes to counties and cities in the statewide class.

•

City of Gallup, New Mexico Litigation. On March 29, 2013, the court denied the city of Gallup’s claim that the online travel companies collected taxes that have not been remitted to the city and dismissed the city’s remaining claims in the case. On April 2, 2013, the court entered final judgment dismissing all claims against the online travel companies with prejudice.

•	Nassau County, New York Litigation. On April 11, 2013, the court granted plaintiff’s motion for class certification.

•	City of San Francisco Litigation. On February 6, 2013, the court held that the online travel companies are not liable to remit hotel occupancy taxes to the city of San Francisco.

•

Leon County, Florida et al. Litigation. On February 23, 2013, the court of appeals affirmed the trial court decision in the Leon County, Florida litigation that online travel companies are not liable for hotel occupancy taxes.

•

Denver, Colorado Litigation. On March 12, 2013, the trial court held that the online travel companies are liable for hotel occupancy taxes to the city and county of Denver, but held that taxes may not be collected for periods prior to April 2007 due to the bar of the statute of limitations.

•

State of Wyoming Litigation. On February 28, 2013, the Wyoming Board of Equalization ruled that the online travel companies are liable for sales tax on their online services to the State of Wyoming. The online travel companies have appealed. The Wyoming District Court has certified the appeal to the Wyoming Supreme Court, which has not yet determined whether it will hear the appeal directly or require the District Court to hear it first.

•

City of Fargo, North Dakota Litigation. On February 25, 2013, the city of Fargo, North Dakota brought an action in North Dakota state court against a number of online travel companies, including Expedia, Hotels.com and Hotwire.

•

City of Warrenville, Illinois Litigation. On April 5, 2013, a number of Illinois municipalities filed a putative class action in Illinois federal court against a number of online travel companies, including Expedia, Hotels.com and Hotwire.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $34 million as of March 31, 2013, which includes amounts expected to be paid in connection with the developments described above, and $35 million as of December 31, 2012.

Certain jurisdictions may require us to pay tax assessments, including occupancy tax assessments, prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission by the taxpayer that it believes it is subject to such taxes. During 2009, we expensed $48 million related to monies paid in advance of litigation in occupancy tax proceedings with the city of San Francisco. The city of San Francisco has issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including $22 million against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, have been contested by the online travel companies. The city has agreed, subject to documentation, that this second assessment need not be paid and may be placed under a bond. During 2010, we expensed $3 million related to monies paid in advance of litigation in occupancy tax proceedings in the city of Santa Monica; these funds were returned to us by the city in December 2011 in exchange for a letter of credit. The online travel companies subsequently prevailed in the litigation and the letter of credit in favor of the city has been voided. Hotels.com is currently under audit by the State of Texas and there is a pay-to-play requirement to challenge an adverse audit result in court.

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

Other Tax Litigation

Hawaii Tax Court Litigation (General Excise Tax). On November 7, 2012, the parties filed cross motions for summary judgment on the issue of whether the online travel companies are liable for payment of Hawaii’s General Excise Tax. On January 11, 2013, the court held that the online travel companies owed past General Excise Tax on the total amount paid by a customer for the online travel companies’ services and the charge for the hotel room. The court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest, which the Director of Taxation has claimed totals $110 million, comprised of $78 million relating to tax liability from January 2000 to December 2011 and $32 million in interest from January 2000 to December 2012 for Expedia, Hotels.com and Hotwire (“the Expedia Subsidiaries”). On March

15, 2013, the court assessed penalties against the online travel companies. Under this ruling the state is seeking penalties and interest of $60 million against the Expedia Subsidiaries, representing 50% of the tax liability plus interest thereon. On March 28, 2013, the online travel companies filed a petition for mandamus to the Hawaii Supreme Court requesting that the court reverse the trial court’s ruling that online travel companies must remit tax on gross bookings and therefore subject the hotel’s charge for the room to double taxation. On April 22, 2013, the Hawaii Supreme Court denied the online travel companies’ petition for mandamus. The case will now proceed on appeal. The state has dismissed without prejudice its common law claims for recovery of taxes.

During the year ended December 31, 2012, we accrued $110 million and during the three months ended March 31, 2013, we accrued an additional $60 million, which is our best estimate of the probable amount we will pay prior to appealing the court’s ruling. It is also reasonably possible that we incur amounts in excess of the amounts accrued, which we estimate could be up to $22 million. The ultimate resolution of these contingencies may be greater or less than the liabilities recorded and our estimate of possible additional assessments.

Segments

We have two reportable segments: Leisure and Egencia. Our Leisure segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, EAN, Hotwire.com, Venere, eLong, trivago and Classic Vacations. Our Egencia segment provides managed travel services to corporate customers in North America, Europe, and the Asia Pacific region.

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

Gross Bookings and Revenue Margin

	Three months ended March 31,
	2013	2012	% Change
	($ in millions)
Gross Bookings
Leisure	$8,664	$7,666	13%
Egencia	1,117	755	48%

Total gross bookings	$9,781	$8,421	16%

Revenue Margin
Leisure	10.7%	10.0%
Egencia	7.9%	7.0%
Total revenue margin	10.4%	9.7%

The increase in worldwide gross bookings for the three months ended March 31, 2013, as compared to the same period in 2012, was primarily due to a 28% increase in hotel room nights and a 9% increase in air tickets sold.

The increase in revenue margin for the three months ended March 31, 2013, as compared to the same period in 2012, was primarily due to a favorable mix shift to our higher margin products, including hotel and metasearch, partially offset by mix shifts within our hotel product.

Results of Operations

Revenue

	Three months ended March 31,
	2013	2012	% Change
	($ in millions)
Revenue by Segment
Leisure	$924	$763	21%
Egencia	88	53	68%

Total revenue	$1,012	$816	24%

Revenue increased for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to an increase in worldwide hotel revenue within our Leisure segment. Acquisitions since the first quarter of 2012 added approximately 5.5% to year-over-year growth in total revenue for the three months ended March 31, 2013.

Worldwide hotel revenue increased 24% for the three months ended March 31, 2013, compared to the same period in 2012. The increase was primarily due to a 28% increase in room nights stayed, partially offset by a 3% decrease in revenue per room night. Revenue per room night decreased primarily due to changes in our hotel product mix, of which mix shift to Asia-Pacific remains a significant component. The decline was partially offset by higher ADRs in other regions.

Worldwide air revenue increased 14% for the three months ended March 31, 2013, compared to the same period in 2012, due to a 9% increase in air tickets sold and a 5% increase in revenue per air ticket. The increase in air ticket sold was due to the VIA Travel acquisition. Revenue per air ticket increased due to variable incentives from suppliers.

The remaining worldwide revenue, other than hotel and air discussed above, increased by 29% for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to an increase in fees related to our corporate travel business and hotel metasearch revenue.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended March 31,
	2013	2012	% Change
	($ in millions)
Revenue by Business Model
Merchant	$733	$603	22%
Agency	233	182	28%
Advertising and media	46	31	47%

Total revenue	$1,012	$816	24%

Merchant revenue increased for the three months ended March 31, 2013, compared to the same period in 2012, due to the increase in merchant hotel revenue primarily driven by an increase in room nights stayed.

Agency revenue increased for the three months ended March 31, 2013, compared to the same period in 2012, due to the growth in agency hotel as well as our corporate travel business as a result of the VIA Travel acquisition.

Advertising and media revenue increased for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to our acquisition of trivago.

Cost of Revenue

	Three months ended March 31,
	2013	2012	% Change
	($ in millions)
Customer operations	$122	$97	25%
Credit card processing	81	62	31%
Data center and other	48	41	18%

Total cost of revenue	$251	$200	25%

% of revenue	24.8%	24.5%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, destination supply, and stock-based compensation.

During the three months ended March 31, 2013, the increase in cost of revenue expense was primarily driven by an increase of $25 million in customer operations expenses, of which higher headcount costs related to our VIA Travel acquisition as well as our global customer organizations accounted for approximately 80% of the total increase. In addition, higher net credit card processing costs, including fraud, related to our merchant bookings drove an additional $19 million increase.

Selling and Marketing

	Three months ended March 31,
	2013	2012	% Change
	($ in millions)
Direct costs	$381	$282	35%
Indirect costs	115	95	21%

Total selling and marketing	$496	$377	32%

% of revenue	49.0%	46.2%

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

Selling and marketing expenses increased $119 million during the three months ended March 31, 2013, compared to the same period in 2012, driven by $99 million of direct costs increases, of which online, offline marketing and mobile download spend at Brand Expedia, Hotels.com and trivago as well as higher affiliate marketing expenses at EAN accounted for approximately 80% of the total increase, as well as higher personnel expenses of $20 million driven by additional headcount from the trivago acquisition as well as our supply organization, Egencia and other Leisure brands. The trivago acquisition added approximately 4% to year-on-year selling and marketing expense growth for the first quarter of 2013.

Technology and Content

	Three months ended March 31,
	2013	2012	% Change
	($ in millions)
Personnel and overhead	$78	$61	28%
Depreciation and amortization of technology assets	36	23	58%
Other	24	25	(3%)

Total technology and content	$138	$109	27%

% of revenue	13.7%	13.3%

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

The increase of $29 million in technology and content expense during the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to increased personnel costs of $17 million for increased headcount to support key technology projects for Brand Expedia, our corporate technology function and supply organization as well as increased depreciation and amortization of technology assets of $13 million.

General and Administrative

	Three months ended March 31,
	2013	2012	% Change
	($ in millions)
Personnel and overhead	$60	$50	20%
Professional fees and other	32	29	14%

Total general and administrative	$92	$79	18%

% of revenue	9.1%	9.6%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

The $13 million increase in general and administrative expense during the three months ended March 31, 2013, compared to the same period in 2012, was due primarily to higher personnel expenses of $10 million, of which additional headcount drove approximately 60% of the total increase. Acquisitions added approximately 7% to year-over-year general and administrative expense growth for the first quarter of 2013.

Amortization of Intangible Assets

	Three months ended March 31,
	2013	2012	% Change
	($ in millions)
Amortization of intangible assets	$13	$3	267%
% of revenue	1.2%	0.4%

The increase in amortization of intangible assets during the three months ended March 31, 2013 was due to amortization related to new business acquistions, including VIA Travel in April 2012 and trivago in March 2013. In addition, amortization for the three months ended March 31, 2012 included an approximate $2 million reduction related to a change in the estimated value of contingent purchase consideration for one of our prior acquisitions.

Legal Reserves, Occupancy Tax and Other

Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy tax proceedings (“pay-to-play”) as well as certain other legal reserves.

Legal reserves, occupancy tax and other was an expense of $62 million for the three months ended March 31, 2013 compared to a gain of less than $1 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, we recognized approximately $60 million for amounts expected to be paid in advance of litigation related to penalties and interest in connection with Hawaii’s general excise tax litigation.

Acquisition-related and other

During the first quarter of 2013, we recorded approximately $57 million of stock-based compensation to acquisition-related and other expense in connection with the trivago acquisition as well as $10 million related to the upfront consideration paid to settle a portion of an employee compensation plan of trivago. For additional information, see Note 2 – Acquisitions and Dispositions in the notes to the consolidated financial statements.

Operating Income (Loss)

	Three months ended March 31,
	2013	2012	% Change
	($ in millions)
Operating income (loss)	$(106)	$49	(317%)
% of revenue	(10.4%)	6.0%

Operating income decreased for the three months ended March 31, 2013, compared to the same period in 2012, primarily increases in operating expenses in excess of revenue as described above, including the charges related to the Hawaii general excise tax litigation and acquisition-related and other expenses in the current period, partially offset by the growth in revenue.

Interest Income and Expense

	Three months ended March 31,
	2013	2012	% Change
	($ in millions)
Interest income	$6	$6	3%
Interest expense	(22)	(21)	2%

Interest income and interest expense was consistent for the three months ended March 31, 2013, compared to the same period in 2012.

Other, Net

Other, net changed to income of $2 million for the three months ended March 31, 2013 from a loss of $6 million for the three months ended March 31, 2012 primarily due to net foreign exchange rate gains of $3 million in the current period compared to net foreign exchange rate losses of $3 million in the prior period as well as $2 million in lower equity method operating losses in the current period.

Provision for Income Taxes

	Three months ended March 31,
	2013	2012	% Change
	($ in millions)
Provision for income taxes	$(12)	$5	(327%)
Effective tax rate	10.0%	19.5%

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.

Our effective tax rate benefit of 10.0% for the three months ended March 31, 2013 was lower than the 35% federal statutory rate and the effective tax rate for the three months ended March 31, 2012 primarily due to non-deductible stock-based compensation recorded in relation to the trivago acquisiton and non-deductible penalties included in the Hawaii pay-to-play assessments both of which lowered our effective tax rate benefit on our pre-tax losses for the current quarter. Our effective tax rate was 19.5% for the three months ended March 31, 2012, which was lower than the 35% federal statutory rate primarily due to estimated earnings in jurisdictions outside the United States and accruals related to uncertain tax positions, partially offset by state income taxes.

Discontinued Operations, Net of Taxes

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

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $2.1 billion and $1.9 billion at March 31, 2013 and December 31, 2012, including $317 million and $309 million of cash and short-term investment balances of majority-owned subsidiaries as well as $64 million and $57 million held in foreign subsidiaries related to earnings indefinitely invested outside the United States; and our $1 billion revolving credit facility, which expires in November 2017. As of March 31, 2013, $978 million was available under the facility representing the total $1 billion facility less $22 million of outstanding stand-by letters of credit. The revolver provides capacity in excess of the outstanding balance of the 7.456% senior notes in the event of a partial or full redemption at the option of the holders in August 2013. The revolving credit facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points, and the commitment fee on undrawn amounts at 20 basis points as of March 31, 2013.

Our credit ratings are periodically reviewed by rating agencies. In April 2011, in response to our announcement of the TripAdvisor spin-off, Moody’s affirmed its Ba1 rating and changed its outlook to from “positive” to “stable,” while S&P and Fitch placed the Company’s ratings on Credit Watch with negative implications and Rating Watch Negative, respectively. In October 2011, Fitch affirmed its rating at BBB- and removed the rating from Rating Watch Negative, with an outlook of “stable.” In December 2011, S&P affirmed the Company’s BBB- rating and removed the ratings from Credit Watch, with an outlook of “stable.” In October 2012, Fitch affirmed its rating at BBB- with an outlook of “stable.” In December 2012, both S&P and Moody’s indicated the Company’s planned investment in trivago would not impact its credit ratings. In April 2013, Moody’s affirmed its Ba1 rating with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.

Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital related to merchant hotel transactions will positively impact operating cash flows. However, we continue to evaluate the use of the merchant model versus the agency model in each of our markets. If the merchant hotel model declines relative to our other business models that generally consume working capital such as agency hotel, managed corporate travel or media, or if there are changes to the merchant model or booking patterns which compress the time of receipts of cash from travelers to payment to suppliers, our overall working capital benefits could be reduced, eliminated, or even reversed.

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

As of March 31, 2013, we had a deficit in our working capital of $1.0 billion, compared to a deficit of $368 million as of December 31, 2012. The change in deficit was primarily due to financing and investing activities, including business acquisitions and share repurchases during the first quarter of 2013.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions, share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Our capital expenditures for full year 2013 are expected to be above 2012 spending levels.

Our cash flows are as follows:

	Three months ended March 31,
	2013	2012	$ Change
	(In millions)
Cash provided by (used in) continuing operations:
Operating activities	$881	$848	$33
Investing activities	(975)	(98)	(877)
Financing activities	(78)	(175)	97
Net cash used in discontinued operations	—	(8)	8
Effect of foreign exchange rate changes on cash and cash equivalents	(38)	16	(54)

For the three months ended March 31, 2013, net cash provided by operating activities increased by $33 million primarily due to increased benefits from working capital changes.

For the three months ended March 31, 2013, cash used in investing activities increased by $877 million primarily due to our acquistion of controlling interest in trivago in March 2013 for $540 million, net of cash acquired, an increase in net purchases of investments of $300 million as well as an increase in capital expenditures of $36 million, which includes a 50% ownership interest in an aircraft for which we paid $23 million.

Cash used in financing activities for the three months ended March 31, 2013 primarily included cash paid to acquire shares of $118 million, including the repurchased shares under the 2012 authorization discussed below, and $18 million cash dividend payment, partially offset by $46 million of proceeds from the exercise of options and the issuance of treasury stock. Cash used in financing activities for the three months ended March 31, 2012 primarily included cash paid to acquire shares of $198 million, including the repurchased shares under the 2010 authorization, as well as a $12 million cash dividend payment, partially offset by $32 million of proceeds from the exercise of equity awards.

In 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. This authorization was exhausted in the second quarter of 2012. In 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. During the three months ended March 31, 2013 and 2012, we repurchased, through open market transactions, 1.7 million and 5.8 million shares under these authorizations for a total cost of $111 million and $192 million, excluding transaction costs. As of March 31, 2013, 16.3 million shares remain authorized for repurchase under the 2012 authorization with no fixed termination date for the repurchases. Subsequent to the end of the first quarter of 2013, we repurchased an additional 0.3 million shares under the 2012 authorization for a total cost of $16 million, excluding transaction costs, representing an average repurchase price of $61.80 per share.

In the first quarter of 2013 and 2012, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid a quarterly cash dividend of $0.13 and $0.09 per share of outstanding common stock. In addition, on April 24, 2013, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.13 per share of outstanding common stock payable on June 19, 2013 to stockholders of record as of the close of business on May 30, 2013. Future declarations of dividends are subject to final determination of our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency during the three months ended March 31, 2013 compared to the prior year period showed a net change of $54 million reflecting depreciation in currencies.

In connection with various occupancy and other tax audits and assessments, certain jurisdictions may assert that tax payers are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances, which is referred to as “pay to play.” These jurisdictions may also attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of similar tax ordinances. Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we will continue to defend our position vigorously. As of March 31, 2013, we have accrued $170 million related to general excise tax assessments and related penalties and interest in Hawaii, of which we expect to pay $110 million on or about April 26, 2013. All amounts paid will be to the detriment of operating cash flows.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2012. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of March 31, 2013 or December 31, 2012.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 9 — Related Party Transactions in the notes to the consolidated financial statements.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material changes in our market risk during the three months ended March 31, 2013. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2012. The following are developments regarding such legal proceedings:

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of Los Angeles, Litigation. On April 18, 2013, the trial court held that the online travel companies are not liable to remit hotel occupancy taxes to the city of Los Angeles.

San Antonio, Texas Litigation. On April 4, 2013, the court entered a final judgment holding the online travel companies liable for hotel occupancy taxes to counties and cities in the statewide class.

City of Gallup, New Mexico Litigation. On March 29, 2013, the court denied the city of Gallup’s claim that the online travel companies collected taxes that have not been remitted to the city and dismissed the city’s remaining claims in the case. Final judgment was entered on April 2, 2013.

Nassau County, New York Litigation. On April 11, 2013, the court granted plaintiff’s motion for class certification.

Branson, Missouri Litigation. On March 1, 2013, Branson filed an application to transfer to the Missouri Supreme Court.

City of San Francisco Litigation. On February 6, 2013, the court held that the online travel companies are not liable to remit hotel occupancy taxes to the city of San Francisco.

Pine Bluff, Arkansas Litigation. On February 19, 2013, the court granted plaintiffs’ motion for class certification.

Leon County, Florida et al. Litigation. On February 23, 2013, the court of appeals affirmed the trial court decision in the Leon County, Florida litigation that online travel companies are not liable for hotel occupancy taxes. The counties filed a Motion for Rehearing En Banc Or In The Alternative Requiring A Certification To The Florida Supreme Court Of A Question Of Great Public Interest. On April 16, 2013, the court of appeals denied the request for rehearing en banc, but granted the petition for certification to the Florida Supreme Court. The Florida Supreme Court will now decide if it will hear the case.

Florida Attorney General Litigation. On April 8, 2013, the plaintiff voluntarily dismissed the action.

McAllister Arkansas Citizen-Taxpayer Litigation. On February 26, 2013, the online travel companies filed a motion for reconsideration of the court’s February 2012 denial of their motion to dismiss or, in the alternative, for judgment on the pleadings. A hearing on that motion is scheduled for April 22, 2013.

The following additional cases were filed during the first quarter of 2013:

City of Fargo, North Dakota Litigation. On February 25, 2013, the city of Fargo, North Dakota brought a lawsuit against a number of online travel companies, including Expedia, Hotels.com and Hotwire, for hotel occupancy taxes. City of Fargo v. Expedia, Inc., et al. (District Court, County of Cass, North Dakota). The complaint alleges claims for failure to pay taxes in violation of municipal ordinance, conversion, unjust enrichment, and injunctive relief.

City of Warrenville, Illinois Litigation. On April 5, 2013, a group of Illinois municipalities (City of Warrenville, Village of Bedford Park, City of Oakbrook Terrace, Village of Oak Lawn, Village of Orland Hills, City of Rockford and Village of Willowbrook) filed a putative class action in Illinois federal court against a number of online travel companies, including Expedia, Hotels.com and Hotwire. City of Warrenville, et al. v. Priceline.com, Incorporated, et al., Case No. 1:13-cv-02586 (USDC, N. D. Ill., Eastern Division). The complaint seeks certification of a class of all Illinois municipalities (broken into four alleged subclasses) that have enacted and collect a tax on the percentage of the retail rate that each consumer occupant pays for

Part II. Item 1. Legal Proceedings

lodging, including service costs, denominated in any manner, including but not limited to occupancy tax, a hotel or motel room tax, a use tax, a privilege tax, a hotel or motel tax, a licensing tax, an accommodations tax, a rental receipts tax, a hotel operator’s tax, a hotel operator’s occupation tax, or a room rental, lease or letting tax. The complaint alleges claims for relief for declaratory judgment, violations of municipal ordinances, conversion, civil conspiracy, unjust enrichment, imposition of a constructive trust, damages and punitive damages.

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes, which are listed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2012.

The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.

Actions Filed by Expedia

Broward County, Florida Litigation. On February 5, 2013, Broward County filed a notice of appeal of the trial court’s decision in favor of the online travel companies.

City of Portland Litigation. A hearing on the city and county defendants’ motion for leave to amend their complaint is scheduled for May 6, 2013.

Denver, Colorado Litigation. On March 12, 2013, the trial court held that the online travel companies are liable for hotel occupancy taxes to the city and county of Denver, but held that taxes may not be collected for periods prior to April 2007 due to the bar of the statute of limitations.

State of Wyoming Litigation. On February 28, 2013, the Wyoming Board of Equalization ruled that the online travel companies are liable for sales tax on their online services to the State of Wyoming. The online travel companies have appealed. The Wyoming District Court has certified the appeal to the Wyoming Supreme Court, which has not yet determined whether it will hear the appeal directly or require review by the District Court first.

Other Tax Litigation

Hawaii General Excise Tax. On March 15, 2013, the court held that the online travel companies are liable for penalties. Under this ruling the state is seeking penalties and interest of $60 million against the Expedia subsidiaries, representing 50% of the tax liability plus interest thereon. On March 28, 2013, the online travel companies filed a petition for mandamus to the Hawaii Supreme Court requesting that the court reverse the trial court’s ruling that online travel companies must remit tax on gross bookings and therefore subject the hotel’s charge for the room to double taxation. On April 22, 2013, the Hawaii Supreme Court denied the online travel companies’ petition for mandamus. The case will now proceed on appeal. The state has dismissed without prejudice its common law claims for recovery of taxes.

Part II. Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

During 2012, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. A summary of the repurchase activity for the first quarter of 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
January 1-31, 2013	—	$—	—	18,065
February 1-28, 2013	1,000	64.42	1,000	17,065
March 1-31, 2013	740	63.14	740	16,325

Total	1,740	$63.87	1,740

Subsequent to the end of the first quarter of 2013, we repurchased an additional 0.3 million shares under the 2012 authorization for a total cost of $16 million, excluding transaction costs, representing an average repurchase price of $61.80 per share.

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

April 25, 2013	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer