Form 10-Q
period 2013-06-30
Expedia, Inc.
filed 2013-07-26
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of each of the registrant’s classes of common stock as of July 12, 2013 was:

Common stock, $0.0001 par value per share	123,193,374 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended June 30, 2013

Part I. Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$1,205,017	$1,039,980	$2,217,384	$1,856,468
Costs and expenses:
Cost of revenue (1)	262,607	229,741	513,188	429,839
Selling and marketing (1) (2)	590,468	444,573	1,086,623	821,645
Technology and content (1)	140,682	116,026	278,965	224,937
General and administrative (1)	91,891	83,218	184,267	161,796
Amortization of intangible assets	18,837	8,631	31,407	12,053
Legal reserves, occupancy tax and other	6,246	3,350	67,804	3,074
Acquisition-related and other(1)	—	—	66,472	—

Operating income (loss)	94,286	154,441	(11,342)	203,124
Other income (expense):
Interest income	7,278	7,072	13,195	12,815
Interest expense	(21,629)	(21,989)	(43,377)	(43,381)
Other, net	7,488	(4,660)	9,676	(10,867)

Total other expense, net	(6,863)	(19,577)	(20,506)	(41,433)

Income (loss) from continuing operations before income taxes	87,423	134,864	(31,848)	161,691
Provision for income taxes	(24,408)	(28,755)	(12,505)	(33,995)

Income (loss) from continuing operations	63,015	106,109	(44,353)	127,696
Discontinued operations, net of taxes	—	—	—	(23,889)

Net income (loss)	63,015	106,109	(44,353)	103,807
Net (income) loss attributable to noncontrolling interests	8,485	(868)	11,627	(1,847)

Net income (loss) attributable to Expedia, Inc.	$71,500	$105,241	$(32,726)	$101,960

Amounts attributable to Expedia, Inc.:
Income (loss) from continuing operations	$71,500	$105,241	$(32,726)	$125,849
Discontinued operations, net of taxes	—	—	—	(23,889)

Net income (loss)	$71,500	$105,241	$(32,726)	$101,960

Earnings (loss) per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$0.52	$0.79	$(0.24)	$0.95
Diluted	0.51	0.76	(0.24)	0.91
Earnings (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.52	$0.79	$(0.24)	$0.77
Diluted	0.51	0.76	(0.24)	0.73
Shares used in computing earnings per share:
Basic	136,351	132,556	135,998	132,877
Diluted	141,112	138,192	135,998	138,747
Dividends declared per common share	$0.13	$0.09	$0.26	$0.18

(1) Includes stock-based compensation as follows:
Cost of revenue	$764	$803	$1,825	$1,722
Selling and marketing	3,649	3,248	7,914	7,693
Technology and content	4,692	3,874	10,087	8,158
General and administrative	6,981	8,696	14,695	15,999
Acquisition-related and other	—	—	56,643	—
(2) Includes related party amounts as follows:	$54,053	$55,720	$115,124	$107,081

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$63,015	$106,109	$(44,353)	$103,807
Other comprehensive income (loss), net of tax
Currency translation adjustments	4,970	(24,326)	(13,031)	(11,375)
Unrealized gains (losses) on available for sale securities, net of taxes (1)	(1,282)	(313)	(1,573)	1,089

Other comprehensive income (loss)	3,688	(24,639)	(14,604)	(10,286)

Comprehensive income (loss)	66,703	81,470	(58,957)	93,521
Less: Comprehensive (income) loss attributable to noncontrolling interests	6,965	18	9,595	(972)

Comprehensive income (loss) attributable to Expedia, Inc.	$73,668	$81,488	$(49,362)	$92,549

(1)	Net gains (losses) recognized and reclassified during the three and six months ended June 30, 2013 and 2012 were immaterial.

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,311,817	$1,293,161
Restricted cash and cash equivalents	30,236	21,475
Short-term investments	958,417	644,982
Accounts receivable, net of allowance of $12,570 and $10,771	684,875	461,531
Prepaid expenses and other current assets	278,365	193,353

Total current assets	3,263,710	2,614,502
Property and equipment, net	440,727	409,373
Long-term investments and other assets	251,063	224,231
Intangible assets, net	1,145,400	821,419
Goodwill	3,643,196	3,015,670

TOTAL ASSETS	$8,744,096	$7,085,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,252,362	$954,071
Accounts payable, other	414,508	283,029
Deferred merchant bookings	2,052,840	1,128,231
Deferred revenue	40,487	26,475
Accrued expenses and other current liabilities	450,715	590,505

Total current liabilities	4,210,912	2,982,311
Long-term debt	1,249,378	1,249,345
Deferred income taxes, net	460,853	323,766
Other long-term liabilities	127,025	126,912
Commitments and contingencies
Redeemable noncontrolling interests	357,715	13,473
Stockholders’ equity:
Common stock $.0001 par value	19	19
Authorized shares: 1,600,000
Shares issued: 191,536 and 189,255
Shares outstanding: 123,137 and 122,530
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	5,796,205	5,675,075
Treasury stock—Common stock, at cost	(3,077,013)	(2,952,790)
Shares: 68,399 and 66,725
Retained earnings (deficit)	(474,794)	(442,068)
Accumulated other comprehensive income (loss)	(16,614)	22

Total Expedia, Inc. stockholders’ equity	2,227,804	2,280,259
Noncontrolling interest	110,409	109,129

Total stockholders’ equity	2,338,213	2,389,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,744,096	$7,085,195

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
Operating activities:
Net income (loss)	$(44,353)	$103,807
Less: Discontinued operations, net of tax	—	(23,889)

Net income (loss) from continuing operations	(44,353)	127,696
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	100,005	72,980
Amortization of stock-based compensation	91,164	33,572
Amortization of intangible assets	31,407	12,053
Deferred income taxes	25,012	8,556
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	84,299	14,522
Realized (gain) loss on foreign currency forwards	(24,189)	(10,460)
Other	10,871	14,772
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(207,418)	(142,121)
Prepaid expenses and other current assets	(56,372)	(13,494)
Accounts payable, merchant	301,568	193,080
Accounts payable, other, accrued expenses and other current liabilities	(75,021)	123,754
Deferred merchant bookings	948,749	958,066
Deferred revenue	13,886	7,619

Net cash provided by operating activities from continuing operations	1,199,608	1,400,595

Investing activities:
Capital expenditures, including internal-use software and website development	(157,840)	(117,217)
Purchases of investments	(1,129,789)	(1,007,745)
Sales and maturities of investments	772,817	674,315
Acquisitions, net of cash acquired	(540,489)	(199,267)
Net settlement of foreign currency forwards	24,189	10,460
Other, net	(43)	(1,999)

Net cash used in investing activities from continuing operations	(1,031,155)	(641,453)

Financing activities:
Purchases of treasury stock	(134,238)	(297,704)
Proceeds from issuance of treasury stock	25,273	—
Payment of dividends to stockholders	(35,621)	(24,409)
Proceeds from exercise of equity awards	34,613	224,770
Excess tax benefit on equity awards	28,827	16,920
Other, net	(8,886)	(5,466)

Net cash used in financing activities from continuing operations	(90,032)	(85,889)

Net cash provided by continuing operations	78,421	673,253
Net cash used in discontinued operations	—	(7,607)
Effect of exchange rate changes on cash and cash equivalents	(59,765)	(11,434)

Net increase in cash and cash equivalents	18,656	654,212
Cash and cash equivalents at beginning of period	1,293,161	689,134

Cash and cash equivalents at end of period	$1,311,817	$1,343,346

Supplemental cash flow information
Cash paid for interest from continuing operations	$41,893	$43,441
Income tax payments (refunds), net from continuing operations	41,797	(3,597)

See accompanying notes.

Notes to Consolidated Financial Statements

June 30, 2013

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

Note 2 – Acquisitions and Dispositions

Business Acquisitions. On March 8, 2013, we completed the purchase of a 63% equity position (61.6% on a fully diluted basis) in trivago GmbH, a leading hotel metasearch company based in Germany. trivago was acquired due to the quality and strength of its product and brand and our belief that the company will continue to scale as it expands globally. In conjunction with the acquisition, we paid €434 million in cash, or approximately $564 million based on March 8, 2013 exchange rates, of which $554 million was paid to the shareholders of trivago and $10 million was used to settle a portion of an employee compensation plan. In addition, we agreed to issue 875,200 shares of Expedia, Inc. common stock to certain employee stockholders in five equal increments on or about each of the first through fifth anniversaries of the acquisition. The number of shares of Expedia common stock was calculated based on the aggregate value of €43 million using a thirty-day trailing average of closing trading prices and exchange rates prior to acquisition. Also in conjunction with the acquisition, we replaced certain employee stock-based awards of the acquiree, which related to pre-combination service, for an acquisition date fair value of $15 million.

As a result of the acquisition, we expensed $66 million to acquisition-related and other on the consolidated statements of operations in the first half of 2013, which included approximately $57 million in stock-based compensation related to the issuance of the 875,200 shares of common stock as the issuance was determined separate from the business combination and was not contingent upon any future service or other certain event except the passage of time as well as approximately $10 million for the amount paid to settle a portion of the employee compensation plan of trivago, which was considered separate from the business combination. Acquisition-related costs were expensed as incurred and were not significant.

The aggregate purchase price consideration was $570 million, which included the cash paid to shareholders of trivago of $554 million as well as $15 million for replaced employee stock-based awards of the acquiree. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows, in thousands:

Goodwill	$635,565
Intangible assets with indefinite lives	220,416
Intangible assets with definite lives(1)	136,281
Net assets(2)	16,935
Deferred tax liabilities	(111,379)
Redeemable noncontrolling interest	(343,984)

Total	$553,834

(1)	Acquired definite-lived intangible assets primarily consist of technology, partner relationship and non-compete agreement assets and have estimated useful lives of between 3 and 7 years with a weighted average life of 3.7 years.
(2)	Includes cash acquired of $13 million.

Notes to Consolidated Financial Statements – (Continued)

The value of the replaced employee stock-based awards of the acquiree was included in the purchase price allocation with a corresponding offset to redeemable noncontrolling interest, because the replacement awards were issued in subsidiary stock.

The goodwill of $636 million is primarily attributed to assembled workforce, operating synergies and potential expansion into other global markets. The goodwill has been allocated to the Leisure segment and is not expected to be deductible for tax purposes.

The fair value of the 37% noncontrolling interest was estimated to be $344 million at the time of acquisition based on the fair value per share, excluding the control premium which was paid to certain shareholders in order to obtain control. In addition, the purchase agreement contains certain put/call rights whereby we may acquire and the minority shareholders of trivago may sell to us 50% and 100% of the minority shares of the company at fair value during the first quarter of 2016 and 2018, respectively. As the noncontrolling interest is redeemable at the option of the minority holders, we classified the balance as redeemable noncontrolling interest with future changes in the fair value above the initial basis recorded as charges or credits to retained earnings (or additional paid-in capital in absence of retained earnings). The put/call arrangement includes certain rollover provisions that, if triggered, would cause the minority shares to be treated as though they become mandatorily redeemable, and to be reclassified as a liability at the time such trigger becomes certain to occur. For further information on redeemable noncontrolling interest, see Note 5, Redeemable Noncontrolling Interest.

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

Discontinued Operations. On December 20, 2011, we completed the spin-off of TripAdvisor, Inc. and, as a result of the spin-off, recorded to discontinued operations a loss in the first quarter of 2012 to extinguish our 8.5% Notes. See below for a full description of the extinguishment. Financial data for the discontinued operations for the six months ended June 30, 2012 was as follows, in thousands:

Six months ended June 30,
2012
Revenue	$—
Loss before income taxes	(37,568)
Provision for income taxes	13,679

Net loss attributable to discontinued operations	$(23,889)

Loss per share:
Basic	$(0.18)
Diluted	(0.17)
Shares used in computing loss per share:
Basic	132,877
Diluted	138,747

Notes to Consolidated Financial Statements – (Continued)

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

Note 3 – Fair Value Measurements

Financial assets measured at fair value on a recurring basis as of June 30, 2013 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$316,623	$316,623	$—
Time deposits	153,657	—	153,657
Restricted cash:
Time deposits	10,004	—	10,004
Derivatives:
Foreign currency forward contracts	22,182	—	22,182
Investments:
Time deposits	859,035	—	859,035
Corporate debt securities	230,913	—	230,913

Total assets	$1,592,414	$316,623	$1,275,791

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

Notes to Consolidated Financial Statements – (Continued)

As of June 30, 2013 and December 31, 2012, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities all of which are classified as available for sale. As of June 30, 2013, we had $99 million of short-term and $132 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains of $1 million and gross unrealized losses of $2 million. As of December 31, 2012, we had $119 million of short-term and $126 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value with gross unrealized gains of $2 million and gross unrealized losses of less than $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of less than one year are classified as short-term investments. Additionally, we have time deposits classified as restricted cash to fulfill the requirement of an aviation authority of a certain foreign country to protect against the potential non-delivery of travel services in that country. Of the total time deposit investments, $274 million as of both June 30, 2013 and December 31, 2012 related to balances held by our majority-owned subsidiaries.

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of June 30, 2013, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $877 million. We had a net forward asset of $22 million as of June 30, 2013 recorded in prepaid expenses and other current assets and a net forward liability of $3 million as of December 31, 2012 recorded in accrued expenses and other current liabilities. We recorded $38 million and $2 million in net gains from foreign currency forward contracts during the three months ended June 30, 2013 and 2012, and $51 million and $4 million in net gains for the six months ended June 30, 2013 and 2012.

Note 4 – Debt

The following table sets forth our outstanding debt:

	June 30, 2013	December 31, 2012
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,378	749,345

Long-term debt	$1,249,378	$1,249,345

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at June 30, 2013 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes were repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest, if such holders elected to exercise their option for repayment during a tendering period of June 1, 2013 to June 30, 2013. No investors elected to exercise their option during the required tendering period. Separately from the holder option, at any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Notes to Consolidated Financial Statements – (Continued)

Our $750 million in registered senior unsecured notes outstanding at June 30, 2013 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

The 7.456% and 5.95% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 12 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. Accrued interest related to the Notes was $31 million as of both June 30, 2013 and December 31, 2012.

The approximate fair value of 7.456% Notes was approximately $583 million and $598 million as of June 30, 2013 and December 31, 2012, and the approximate fair value of 5.95% Notes was $798 million and $832 million as of June 30, 2013 and December 31, 2012. These fair values were based on quoted market prices in less active markets (Level 2 inputs).

Credit Facility

Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in November 2017. As of June 30, 2013 and December 31, 2012, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 20 basis points as of June 30, 2013. The facility contains covenants including maximum leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of June 30, 2013 and December 31, 2012, there was $18 million and $25 million of outstanding stand-by LOCs issued under the facility.

Note 5 – Redeemable Noncontrolling Interests

We have noncontrolling interests in majority owned entities, which are carried at fair market value as the noncontrolling interests contain certain rights, whereby we may acquire and the minority shareholders may sell to us the additional shares of the companies. A reconciliation of redeemable noncontrolling interest for the six months ended June 30, 2013 is as follows:

Six months ended June 30, 2013
(in thousands)
Balance, beginning of the period	$13,473
Acquisition of redeemable noncontrolling interest	343,984
Net loss attributable to noncontrolling interests	(7,687)
Fair value adjustments	6,923
Currency translation adjustments and other	1,022

Balance, end of period	$357,715

Notes to Consolidated Financial Statements – (Continued)

Note 6 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Six months ended June 30, 2013:
February 5, 2013	$0.13	March 11, 2013	$17,983	March 28, 2013
April 24, 2013	0.13	May 30, 2013	17,638	June 19, 2013
Six months ended June 30, 2012:
February 9, 2012	$0.09	March 12, 2012	$12,204	March 30, 2012
April 25, 2012	0.09	May 30, 2012	12,205	June 19, 2012

In addition, on July 24, 2013, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.15 per share of outstanding common stock payable on September 18, 2013 to stockholders of record as of the close of business on August 28, 2013. Future declarations of dividends are subject to final determination by our Board of Directors.

Share Repurchases

In April 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchases. During the first half of 2013, we repurchased, through open market transactions, 2.0 million shares under this authorization for a total cost of $127 million, excluding transaction costs, representing an average repurchase price of $63.60 per share. As of June 30, 2013, 16.1 million shares remain authorized for repurchase under the 2012 authorization.

Employee Stock Purchase Plan

During the first quarter of 2013, we announced our 2013 Employee Stock Purchase Plan (“ESPP”), which allows shares of our common stock to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. The first three-month exercise period began on June 1, 2013; the corresponding purchase for this exercise period will take place on August 30, 2013. Eligible employees are allowed to contribute up to 10% of their base compensation. We have reserved 1.5 million shares of our common stock for issuance under the ESPP.

Notes to Consolidated Financial Statements – (Continued)

Note 7 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Income (loss) from continuing operations attributable to Expedia, Inc.	$71,500	$105,241	$(32,726)	$125,849
Earnings (loss) per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$0.52	$0.79	$(0.24)	$0.95
Diluted	0.51	0.76	(0.24)	0.91
Weighted average number of shares outstanding:
Basic	136,351	132,556	135,998	132,877
Dilutive effect of:
Options to purchase common stock	4,594	3,988	—	3,715
Other dilutive securities	167	1,648	—	2,155

Diluted	141,112	138,192	135,998	138,747

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 8 – Income Taxes

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items. Our effective tax rate was 27.9% and 21.3% for the three months ended June 30, 2013 and 2012, and (39.3)% and 21.0% for the six months ended June 30, 2013 and 2012. The change in the effective tax rate for the three months ended June 30, 2013 as compared to the same period in 2012 was due to the recording of a valuation allowance related to foreign deferred tax assets. For the six months ended June 30, 2013, we recorded $13 million of income tax expense on our pre-tax losses primarily as a result of non-deductible stock-based compensation recorded in relation to the trivago acquisiton and non-deductible penalties included in the Hawaii pay-to-play assessments, disclosed below in Note 9 – Commitments and Contingencies.

Uncertain Tax Positions

The Company is routinely under audit by federal, state, local and foreign income tax authorities. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) has substantially completed its audit of IAC/InterActiveCorp’s (“IAC”) U.S. consolidated federal income tax returns for the years ended December 31, 2001 through 2005 when Expedia filed as part of the IAC consolidated group. The settlement of these tax years has been submitted to the Joint Committee on Taxation for approval. The statute of limitations for the years 2001 through 2005 has been extended to June 30, 2014. The IRS is currently examining Expedia’s U.S. federal income tax returns for the periods ended December 31, 2009 through December 31, 2010.

The Company believes it is reasonably possible its liabilities related to uncertain tax positions could decrease by $29.4 million within twelve months of the current reporting date due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences.

Notes to Consolidated Financial Statements – (Continued)

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

Litigation Relating to Hotel Occupancy Taxes. Eighty-four lawsuits have been filed by cities, counties and states involving hotel occupancy taxes. Thirty-eight lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, thirty-three of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $42 million as of June 30, 2013 and $35 million as of December 31, 2012. This reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. In addition, as of June 30, 2013, we had an accrual totaling $1 million related to court decisions and final settlements. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to these settlement reserves are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

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

During 2009, we expensed $48 million related to monies paid in advance of litigation in occupancy tax proceedings with the city of San Francisco. The city of San Francisco issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the travel companies, including $22 million against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, have been contested by the online companies. The city has agreed, subject to documentation, that this assessment may be placed under a bond and not paid, and may proceed to a legal challenge. During 2010, we expensed $3 million related to monies paid in advance of litigation in occupancy tax proceedings with the city of Santa Monica; these funds were returned to us by the city in December 2011 in exchange for a letter of credit. The online travel companies subsequently prevailed in the litigation and the letter of credit in favor of the city has been voided. Hotels.com is currently under audit by the State of Texas, which imposes a pay-to-play requirement to challenge an adverse audit result in court.

Notes to Consolidated Financial Statements – (Continued)

Litigation Relating to Other Taxes. On January 11, 2013, the Hawaii tax court ruled that certain online travel companies, including Expedia, Hotels.com and Hotwire (“the Expedia Subsidiaries”), are obligated to remit past Hawaii general excise taxes with interest, which the Hawaii Director of Taxation has claimed total $110 million for the Expedia Subsidiaries, comprised of $78 million relating to tax liability from January 2000 to December 2011 and $32 million in interest from January 2000 to December 2012. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies. Under this ruling, the state is seeking penalties and interest totaling $60 million against the Expedia Subsidiaries, representing 50% of the Expedia’s Subsidiaries’ tax liability plus interest thereon. On April 22, 2013, the Hawaii Supreme Court denied the online travel companies’ petition for mandamus requesting review of the tax court’s ruling that online travel companies must remit tax on gross bookings and therefore subject the hotel’s charge for the room to double taxation. A conference before the tax court is set for August 12, 2013 regarding the remaining issue of whether interest is due on the penalties claimed by the state. The case will then proceed on appeal. The online travel companies had previously filed an appeal, but it was dismissed as premature. We strongly believe that the court ruling regarding the general excise tax is contrary to the plain language of the ordinances at issue as well as prior Hawaiian Supreme Court decisions, previous positions taken by the Hawaii Director of Taxation, and an opinion by the Attorney General of the State of Hawaii. We intend to vigorously pursue our rights on appeal. In addition, on May 20, 2013, the state issued final assessments against the online travel companies, including the Expedia Subsidiaries, for general excise taxes that the state claims are due for the year 2012. The total of these assessments against the Expedia Subsidiaries is $20.5 million

We were required to pay an amount equal to the taxes, interest and penalties prior to appealing the Hawaii’s tax court’s ruling. Payment of these amounts is not an admission that we believe we are subject to the taxes in question. To the extent our appeal is successful in reducing or eliminating the assessed amounts, the State of Hawaii would be required to repay such amounts, plus interest. During the year ended December 31, 2012, we expensed $110 million, and during the six months ended June 30, 2013, we expensed an additional $60 million for amounts required to be paid prior to appealing the tax court’s ruling. During the three months ended June 30, 2013, we paid $153 million in advance of litigation. As of June 30, 2013, we have $17 million remaining in accrued expenses and other liabilities for interest on penalties related to this matter. It is also reasonably possible that we will incur amounts in excess of the amounts expensed, which we estimate could be up to $25 million. The ultimate resolution of these contingencies may be greater or less than the liabilities recorded and our estimates of possible additional assessments.

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

Since August 20, 2012, thirty-four putative class action lawsuits, which refer to the OFT’s Statement of Objections, have been initiated in the United States by consumer plaintiffs alleging claims against the online travel companies, including Expedia, and several major hotel chains for alleged resale price maintenance for online hotel room reservations, including but not limited to violation of the Sherman Act, state antitrust laws, state consumer protection statutes and common law tort claims, such as unjust enrichment. The cases have been consolidated and transferred to Judge Boyle in the United States District Court for the Northern District of Texas. On May 1, 2013, the plaintiffs filed their consolidated amended complaint. On July 1, 2013, the defendants filed motions to dismiss that complaint.

Notes to Consolidated Financial Statements – (Continued)

Note 10 – Related Party Transactions

TripAdvisor, Inc. In connection with the spin-off, we entered into various agreements with TripAdvisor, a related party due to common ownership, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement. In addition, we have continued to work with TripAdvisor pursuant to various commercial arrangements between subsidiaries of Expedia, on the one hand, and subsidiaries of TripAdvisor, on the other hand. During the three and six months ended June 30, 2013, we recognized $1 million and $3 million of revenue and expensed approximately $54 million and $115 million related to these various arrangements with TripAdvisor. During the three and six months ended June 30, 2012, we recognized approximately $2 million and $3 million of revenue and expensed approximately $56 million and $107 million related to these various arrangements with TripAdvisor. Net amounts payable to TripAdvisor were $35 million and $24 million as of June 30, 2013 and December 31, 2012 and were primarily included in accounts payable, other on the consolidated balance sheet.

Liberty Interactive Corporation. During the six months ended June 30, 2013, we issued 467,672 shares of common stock from treasury stock to Liberty Interactive Corporation (“Liberty”) at a price per share of $54.04 and an aggregate value of approximately $25 million pursuant to and in accordance with the preemptive rights as detailed by the Amended and Restated Governance Agreement with Liberty dated as of December 20, 2011.

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

Notes to Consolidated Financial Statements – (Continued)

The following tables present our segment information for the three and six months ended June 30, 2013 and 2012. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended June 30, 2013
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$1,109,709	$95,308	$—	$1,205,017
Adjusted EBITDA	$264,853	$17,562	$(90,713)	$191,702
Depreciation	(25,507)	(3,335)	(22,297)	(51,139)
Amortization of intangible assets	—	—	(18,837)	(18,837)
Stock-based compensation	—	—	(16,086)	(16,086)
Legal reserves, occupancy tax and other	—	—	(6,246)	(6,246)
Realized gain on revenue hedges	(5,108)	—	—	(5,108)

Operating income (loss)	$234,238	$14,227	$(154,179)	94,286

Other expense, net				(6,863)

Income from continuing operations before income taxes				87,423
Provision for income taxes				(24,408)

Net income				63,015
Net loss attributable to noncontrolling interests				8,485

Net income attributable to Expedia, Inc.				$71,500

	Three months ended June 30, 2012
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$964,252	$75,728	$—	$1,039,980
Adjusted EBITDA	$283,053	$17,820	$(77,972)	$222,901
Depreciation	(17,565)	(2,739)	(18,362)	(38,666)
Amortization of intangible assets	—	—	(8,631)	(8,631)
Stock-based compensation	—	—	(16,621)	(16,621)
Legal reserves, occupancy tax and other	—	—	(3,350)	(3,350)
Realized gain on revenue hedges	(1,192)	—	—	(1,192)

Operating income (loss)	$264,296	$15,081	$(124,936)	154,441

Other expense, net				(19,577)

Income from continuing operations before income taxes				134,864
Provision for income taxes				(28,755)

Net income				106,109
Net income attributable to noncontrolling interests				(868)

Net income attributable to Expedia, Inc.				$105,241

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2013
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$2,033,557	$183,827	$—	$2,217,384
Adjusted EBITDA	$442,951	$29,690	$(175,811)	$296,830
Depreciation	(48,568)	(7,032)	(44,405)	(100,005)
Amortization of intangible assets	—	—	(31,407)	(31,407)
Stock-based compensation	—	—	(91,164)	(91,164)
Legal reserves, occupancy tax and other	—	—	(67,804)	(67,804)
Acquistion-related and other	—	—	(9,829)	(9,829)
Realized gain on revenue hedges	(7,963)	—	—	(7,963)

Operating income (loss)	$386,420	$22,658	$(420,420)	(11,342)

Other expense, net				(20,506)

Loss from continuing operations before income taxes				(31,848)
Provision for income taxes				(12,505)

Net loss				(44,353)
Net loss attributable to noncontrolling interests				11,627

Net loss attributable to Expedia, Inc.				$(32,726)

	Six months ended June 30, 2012
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$1,728,065	$128,403	$—	$1,856,468
Adjusted EBITDA	$454,275	$27,722	$(157,278)	$324,719
Depreciation	(33,257)	(4,745)	(34,978)	(72,980)
Amortization of intangible assets	—	—	(12,053)	(12,053)
Stock-based compensation	—	—	(33,572)	(33,572)
Legal reserves, occupancy tax and other	—	—	(3,074)	(3,074)
Realized loss on revenue hedges	84	—	—	84

Operating income (loss)	$421,102	$22,977	$(240,955)	203,124

Other expense, net				(41,433)

Income from continuing operations before income taxes				161,691
Provision for income taxes				(33,995)

Income from continuing operations				127,696
Discontinued operations, net of taxes				(23,889)

Net income				103,807
Net income attributable to noncontrolling interests				(1,847)

Net income attributable to Expedia, Inc.				$101,960

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended June 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$974,513	$242,095	$(11,591)	$1,205,017
Costs and expenses:
Cost of revenue	—	205,011	56,126	1,470	262,607
Selling and marketing	—	392,961	210,580	(13,073)	590,468
Technology and content	—	94,046	46,637	(1)	140,682
General and administrative	—	47,198	44,680	13	91,891
Amortization of intangible assets	—	1,168	17,669	—	18,837
Legal reserves, occupancy tax and other	—	6,246	—	—	6,246
Acquistion-related and other	—	—	—	—	—
Intercompany (income) expense, net	—	236,796	(236,796)	—	—

Operating income (loss)	—	(8,913)	103,199	—	94,286
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	84,609	79,229	—	(163,838)	—
Other, net	(20,797)	15,238	(1,304)	—	(6,863)

Total other income (expense), net	63,812	94,467	(1,304)	(163,838)	(6,863)

Income before income taxes	63,812	85,554	101,895	(163,838)	87,423
Provision for income taxes	7,688	(2,825)	(29,271)	—	(24,408)

Net income	71,500	82,729	72,624	(163,838)	63,015
Net loss attributable to noncontrolling interests	—	—	8,485	—	8,485

Net income attributable to Expedia, Inc.	$71,500	$82,729	$81,109	$(163,838)	$71,500

Comprehensive income attributable to Expedia, Inc.	$71,500	$81,568	$84,438	$(163,838)	$73,668

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$901,215	$139,728	$(963)	$1,039,980
Costs and expenses:
Cost of revenue	—	186,929	42,680	132	229,741
Selling and marketing	—	335,070	111,085	(1,582)	444,573
Technology and content	—	87,071	29,344	(389)	116,026
General and administrative	—	54,733	27,609	876	83,218
Amortization of intangible assets	—	1,573	7,058	—	8,631
Legal reserves, occupancy tax and other	—	3,350	—	—	3,350
Intercompany (income) expense, net	—	171,914	(171,914)	—	—

Operating income	—	60,575	93,866	—	154,441
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	117,025	104,448	—	(221,473)	—
Other, net	(20,895)	(35,556)	36,874	—	(19,577)

Total other income (expense), net	96,130	68,892	36,874	(221,473)	(19,577)

Income before income taxes	96,130	129,467	130,740	(221,473)	134,864
Provision for income taxes	9,111	(11,324)	(26,542)	—	(28,755)

Net income	105,241	118,143	104,198	(221,473)	106,109
Net income attributable to noncontrolling interests	—	—	(868)	—	(868)

Net income attributable to Expedia, Inc.	$105,241	$118,143	$103,330	$(221,473)	$105,241

Comprehensive income attributable to Expedia, Inc.	$105,241	$117,868	$79,852	$(221,473)	$81,488

CONDENSED CONSOLIDATING STATEMENT OF OPERATION Six months ended June 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,824,612	$409,230	$(16,458)	$2,217,384
Costs and expenses:
Cost of revenue	—	400,491	110,548	2,149	513,188
Selling and marketing	—	748,927	356,363	(18,667)	1,086,623
Technology and content	—	193,009	85,954	2	278,965
General and administrative	—	104,827	79,382	58	184,267
Amortization of intangible assets	—	2,481	28,926	—	31,407
Legal reserves, occupancy tax and other	—	67,804	—	—	67,804
Acquistion-related and other	—	—	66,472	—	66,472
Intercompany (income) expense, net	—	399,240	(399,240)	—	—

Operating income (loss)	—	(92,167)	80,825	—	(11,342)
Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	(8,666)	40,901	—	(32,235)	—
Other, net	(41,680)	18,205	2,969	—	(20,506)

Total other income (expense), net	(50,346)	59,106	2,969	(32,235)	(20,506)

Income (loss) before income taxes	(50,346)	(33,061)	83,794	(32,235)	(31,848)
Provision for income taxes	17,620	23,880	(54,005)	—	(12,505)

Net income (loss)	(32,726)	(9,181)	29,789	(32,235)	(44,353)
Net loss attributable to noncontrolling interests	—	—	11,627	—	11,627

Net income (loss) attributable to Expedia, Inc.	$(32,726)	$(9,181)	$41,416	$(32,235)	$(32,726)

Comprehensive income (loss) attributable to Expedia, Inc.	$(32,726)	$(10,558)	$26,157	$(32,235)	$(49,362)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Six months ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,624,735	$234,400	$(2,667)	$1,856,468
Costs and expenses:
Cost of revenue	—	356,026	73,358	455	429,839
Selling and marketing	—	616,118	209,226	(3,699)	821,645
Technology and content	—	169,804	55,541	(408)	224,937
General and administrative	—	106,458	54,353	985	161,796
Amortization of intangible assets	—	3,333	8,720	—	12,053
Legal reserves, occupancy tax and other	—	3,074	—	—	3,074
Intercompany (income) expense, net	—	314,661	(314,661)	—	—

Operating income	—	55,261	147,863	—	203,124
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	149,369	138,610	—	(287,979)	—
Other, net	(41,701)	(35,693)	35,961	—	(41,433)

Total other income (expense), net	107,668	102,917	35,961	(287,979)	(41,433)

Income from continuing operations before income taxes	107,668	158,178	183,824	(287,979)	161,691
Provision for income taxes	18,181	(7,005)	(45,171)	—	(33,995)

Income from continuing operations	125,849	151,173	138,653	(287,979)	127,696
Discontinued operations, net of taxes	(23,889)	—	—	—	(23,889)

Net income	101,960	151,173	138,653	(287,979)	103,807
Net income attributable to noncontrolling interests	—	—	(1,847)	—	(1,847)

Net income attributable to Expedia, Inc.	$101,960	$151,173	$136,806	$(287,979)	$101,960

Comprehensive income attributable to Expedia, Inc.	$101,960	$151,659	$126,909	$(287,979)	$92,549

CONDENSED CONSOLIDATING BALANCE SHEET June 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$155,576	$3,664,948	$282,616	$(839,430)	$3,263,710
Investment in subsidiaries	4,303,928	1,218,834	—	(5,522,762)	—
Intangible assets, net	—	632,373	513,027	—	1,145,400
Goodwill	—	2,436,533	1,206,663	—	3,643,196
Other assets, net	4,430	520,630	166,730	—	691,790

TOTAL ASSETS	$4,463,934	$8,473,318	$2,169,036	$(6,362,192)	$8,744,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$876,343	$3,726,825	$447,174	$(839,430)	$4,210,912
Long-term debt	1,249,378	—	—	—	1,249,378
Other liabilities	—	433,994	511,599	—	945,593
Stockholders’ equity	2,338,213	4,312,499	1,210,263	(5,522,762)	2,338,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,463,934	$8,473,318	$2,169,036	$(6,362,192)	$8,744,096

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$137,942	$2,674,496	$675,026	$(872,962)	$2,614,502
Investment in subsidiaries	4,277,954	1,188,871	—	(5,466,825)	—
Intangible assets, net	—	634,853	186,566	—	821,419
Goodwill	—	2,436,533	579,137	—	3,015,670
Other assets, net	4,790	473,439	155,375	—	633,604

TOTAL ASSETS	$4,420,686	$7,408,192	$1,596,104	$(6,339,787)	$7,085,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$781,953	$2,708,755	$364,565	$(872,962)	$2,982,311
Long-term debt	1,249,345	—	—	—	1,249,345
Other liabilities	—	415,465	48,686	—	464,151
Stockholders’ equity	2,389,388	4,283,972	1,182,853	(5,466,825)	2,389,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,420,686	$7,408,192	$1,596,104	$(6,339,787)	$7,085,195

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$558,831	$640,777	$1,199,608

Investing activities:
Capital expenditures, including internal-use software and website development	—	(117,537)	(40,303)	(157,840)
Purchases of investments	—	(919,107)	(210,682)	(1,129,789)
Sales and maturities of investments	—	554,098	218,719	772,817
Acquisitions, net of cash acquired	—	—	(540,489)	(540,489)
Other, net	—	24,189	(43)	24,146

Net cash used in investing activities from continuing operations	—	(458,357)	(572,798)	(1,031,155)

Financing activities:
Purchases of treasury stock	(134,238)	—	—	(134,238)
Proceeds from issuance of treasury stock	25,273	—	—	25,273
Proceeds from exercise of equity awards	33,566	—	1,047	34,613
Transfers (to) from related parties	83,521	(83,521)	—	—
Other, net	(8,122)	(7,595)	37	(15,680)

Net cash provided by (used in) financing activities from continuing operations	—	(91,116)	1,084	(90,032)

Net cash provided by continuing operations	—	9,358	69,063	78,421
Effect of exchange rate changes on cash and cash equivalents	—	(47,685)	(12,080)	(59,765)

Net increase (decrease) in cash and cash equivalents	—	(38,327)	56,983	18,656
Cash and cash equivalents at beginning of period	—	1,007,156	286,005	1,293,161

Cash and cash equivalents at end of period	$—	$968,829	$342,988	$1,311,817

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$1,290,763	$109,832	$1,400,595

Investing activities:
Capital expenditures, including internal-use software and website development	—	(95,786)	(21,431)	(117,217)
Purchases of investments	—	(773,654)	(234,091)	(1,007,745)
Sales and maturities of investments	—	461,527	212,788	674,315
Acquisitions, net of cash acquired	—	—	(199,267)	(199,267)
Other, net	—	10,460	(1,999)	8,461

Net cash used in investing activities from continuing operations	—	(397,453)	(244,000)	(641,453)

Financing activities:
Purchases of treasury stock	(297,704)	—	—	(297,704)
Proceeds from exercise of equity awards	224,425	—	345	224,770
Transfers (to) from related parties	80,768	(80,768)	—	—
Other, net	(7,489)	(5,491)	25	(12,955)

Net cash provided by (used in) financing activities from continuing operations	—	(86,259)	370	(85,889)

Net cash provided by (used in) continuing operations	—	807,051	(133,798)	673,253
Net cash used in discontinued operations	—	(7,607)	—	(7,607)
Effect of exchange rate changes on cash and cash equivalents	—	(8,088)	(3,346)	(11,434)

Net increase (decrease) in cash and cash equivalents	—	791,356	(137,144)	654,212
Cash and cash equivalents at beginning of period	—	357,252	331,882	689,134

Cash and cash equivalents at end of period	$—	$1,148,608	$194,738	$1,343,346

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

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2012 represented a year of gradual improvement for the travel industry. However, natural disasters, such as Hurricane Sandy that impacted the northeast United States, ongoing sovereign debt and economic issues in several European countries as well as uncertainty regarding the timing of a possible pullback in U.S. Federal Reserve’s quantitative easing program and sequestration, all contribute to a somewhat uncertain forward environment for the travel industry.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2012, approximately 59% of U.S. leisure, unmanaged and corporate travel expenditures occur online, compared with approximately 44% of European travel. Online penetration in the emerging markets, such as Asia Pacific and Latin American regions are estimated to be approximately 20%, lagging behind that of Europe. These penetration rates have increased over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, and supplier growth outpaced online agency growth for several years. Competitive entrants such as “metasearch” companies, including Kayak.com (which Priceline.com acquired in May 2013), trivago.com (in which Expedia acquired a majority ownership interest in March 2013) as well as TripAdvisor (completed its conversion to a metasearch site in June 2013) introduced differentiated features, pricing and content compared with the legacy online travel agency companies and thus have rapidly grown traffic to their respective sites. In addition, models, such as daily deals and private sale sites remain popular with price sensitive consumers. Finally, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations and proposed and actual acquisitions by companies such as Google and Microsoft.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model has seen rapid adoption in Europe. Expedia has both a merchant and an agency hotel offer for our hotel supply partners and we expect our use of these models to continue to evolve. During 2012, Expedia introduced the Expedia Traveler Preference (“ETP”) program to hotel suppliers in the United States and Europe and is now in the process of rolling the program out globally. ETP offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay.

Intense competition has also historically led to aggressive online marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. During the second quarter of 2013, numerous travel brands launched offline advertising campaigns in the United States for the first time thus increasing the number of participants in the travel advertising space increasing competition for share of voice. We manage our selling and marketing spending on a brand basis at the local or regional level, making decisions in each market that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. In certain cases, particularly in emerging markets, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is lower than that for our consolidated business but for which we still believe the opportunity to be attractive.

Hotel

We generate the majority of our revenue through the marketing and distribution of hotel rooms (stand-alone and package bookings). Our relationships and negotiated total economics with our hotel supply partners have remained broadly stable in the past few years. We have, however, implemented new customer loyalty and discount programs and have eliminated or reduced some fees in that timeframe and, as such, the margin of revenue we earn per booking has declined. In addition, as part of the introduction of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs. Therefore, we believe the global rollout of ETP could negatively impact the margin of revenue we earn per booking in the future.

Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in average daily rates (“ADRs”) has an impact on the revenue we earn per room night. Over the course of the last two years, occupancies and ADRs in the lodging industry have generally increased in a gradually improving overall travel environment. Currently occupancy rates are near 2007 peaks and there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help hoteliers with their objective of continuing to grow ADRs and could lead to pressure in negotiations with hoteliers and may ultimately lead to pressure on terms for us and our OTA competitors. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. We have had success adding supply to our marketplace with approximately 220,000 hotels on our global websites, including eLong, as of the end of the second quarter of 2013. In addition, our room night growth has been healthy, with room nights growing 18% in 2011, 27% in 2012 and 23% for the first half of 2013. ADRs for rooms booked on Expedia sites grew 5% in 2011, declined 2% in 2012, and were essentially flat for the first half of 2013.

Air

The airline sector in particular has historically experienced significant turmoil. In recent years, there has been increased air carrier consolidation, generally resulting in lower overall capacity and higher fares. In addition, air carriers have made significant efforts to keep seat capacity relatively low in order to ensure that demand for seats remains high and that flights are as full as possible. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Ticket prices on Expedia sites were essentially flat for the first half of 2013 and increased 4% and 11% in 2012 and 2011. We are encountering pressure on air remuneration as certain supply agreements renew, and as air carriers and GDS intermediaries re-negotiate their long-term agreements. In addition, some U.S. air carriers introduced various incentives for customers to book directly with the carrier versus via online travel agencies. Examples of these incentives include lower fees, advance seat assignments and greater earning potential for frequent flier miles.

In part as a result of sharply rising average ticket prices, our ticket volumes decreased by 8% in 2011 after having grown by 11% in 2010. Air ticket volumes grew 8% for the first half of 2013 and 4% in 2012, largely due to strong growth in corporate ticket volumes at Egencia.

From a product perspective for the first six months of 2013, over 70% of our revenue comes from transactions involving the booking of hotel reservations, with 9% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the products we distribute and represents our best overall growth opportunity.

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

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, which is the second largest online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Europe. Egencia, our corporate travel business, operates in over 60 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. We also partner in a 50/50 joint venture with AirAsia – a low cost carrier serving the Asia-Pacific region – to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. In 2012, approximately 41% of our worldwide gross bookings and 45% of worldwide revenue were international up from 22% for both worldwide gross bookings and revenue in 2005. In the first half of 2013, 43% of our worldwide gross bookings and 45% of worldwide revenue were international. We have a stated goal of driving more than half of our revenue through international points of sale.

During the six months ended June 30, 2013, we completed our majority acquisition of trivago, GmbH (“trivago”), a Dusseldorf, Germany-based leading hotel metasearch company featuring price comparison from over 600,000 hotels on over 150 booking sites worldwide. Officially launched in 2005, trivago is already one of the best known travel brands in Europe. trivago will continue to operate independently, and plans to rapidly grow revenue through global expansion.

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

Our scale of operations enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. We believe that our size and scale affords the company the ability to negotiate competitive rates with our supply partners, provide breadth of choice and travel deals to our traveling customers through an increasingly larger supply portfolio and creates opportunities for new value added offers for our customers such as our loyalty programs. The size of Expedia’s worldwide traveler base makes our sites an appealing channel for travel suppliers to reach customers. In addition, the sheer size of our user base and search query volume allows us to test new technology very quickly in order to determine which innovations are most likely to improve the travel research and booking process, and then roll those features out to our worldwide audience in order to drive improvements to conversion.

New Channel Penetration. Today, the vast majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile/tablet applications that are receiving strong reviews and solid download trends. In 2010, we bought a leading travel application company called Mobiata® which is responsible for several top travel applications, such as FlightTrackTM, FlightTrack ProTM and FlightBoardTM, and is now integrated into Brand Expedia. We believe mobile bookings via smartphones present an opportunity for incremental growth as they are typically completed within one day of the travel or stay which is a much shorter booking window than we have historically experienced via more traditional online booking methods. During the last year, customers’ behaviors and preferences on tablet devices began to show differences from trends seen on smartphones. For example, the booking window on a smartphone typically is much shorter than the emerging trend on the tablet device and historical average on a desktop or laptop. We have a stated goal of booking 20% of our transactions through mobile devices before the end of 2014.

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

Occupancy Taxes

We are currently involved in thirty-eight lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recent developments include:

•

City of Chicago, Illinois Litigation. On June 21, 2013, the trial court entered an order (supplemented by a subsequent June 28, 2013 order) holding that the online travel companies are liable to pay hotel occupancy taxes to the city of Chicago.

•

Branson, Missouri Litigation. On April 30, 2013, the Missouri Supreme Court denied the city of Branson’s request that the court review the lower court’s dismissal of the city’s claims for payment of hotel occupancy tax.

•	State of North Carolina Litigation. On May 28, 2013, the court held that the online travel companies may proceed with their state law claims against the state and city that no taxes are due.

•

Settlements in principle have been reached in the City of Gallup, New Mexico and Village of Rosemont, Illinois litigation and the parties entered into a settlement agreement in the Baltimore County, Maryland litigation.

•

State of Kentucky Litigation. The Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky, filed a lawsuit in Kentucky state court against a number of online travel companies, including Expedia, Hotels.com and Hotwire.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $42 million as of June 30, 2013, which includes amounts expected to be paid in connection with the developments described above, and $35 million as of December 31, 2012. In addition, as of June 30, 2013, we had an accrual totaling $1 million related to court decisions and final settlements.

Certain jurisdictions may require us to pay tax assessments, including occupancy tax assessments, prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission by the taxpayer that it believes it is subject to such taxes. During 2009, we expensed $48 million related to monies paid in advance of litigation in occupancy tax proceedings with the city of San Francisco. The city of San Francisco has issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including $22 million against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, have been contested by the online travel companies. The city has agreed, subject to documentation, that this second assessment need not be paid and may be placed under a bond. During 2010, we expensed $3 million related to monies paid in advance of litigation in occupancy tax proceedings in the city of Santa Monica; these funds were returned to us by the city in December 2011 in exchange for a letter of credit. The online travel companies subsequently prevailed in the litigation and the letter of credit in favor of the city has been voided. Hotels.com is currently under audit by the State of Texas, which imposes a pay-to-play requirement to challenge an adverse audit result in court.

We do not believe that the amounts we retain as compensation are subject to the cities’ hotel occupancy tax ordinances. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts, plus interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity.

Certain jurisdictions, including the states of New York, North Carolina, Minnesota and Oregon, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to the city of New York, the state of New York, the state and local jurisdictions of South Carolina, the State of Minnesota, the District of Columbia, and the state and local jurisdictions of Georgia.

Other Tax Litigation

Hawaii Tax Court Litigation (General Excise Tax). On January 11, 2013, the Hawaii tax court ruled that certain online travel companies, including Expedia, Hotels.com and Hotwire (“the Expedia Subsidiaries”), are obligated to remit past Hawaii general excise taxes with interest, which the Hawaii Director of Taxation has claimed totals $110 million for the Expedia Subsidiaries, comprised of $78 million relating to tax liability from January 2000 to December 2011 and $32 million in interest from January 2000 to December 2012. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies. Under this ruling, the state is seeking penalties and interest totaling $60 million against the Expedia Subsidiaries, representing 50% of the Expedia Subsidiaries’ tax liability plus interest thereon. On April 22, 2013, the Hawaii Supreme Court denied the online travel companies’ petition for mandamus requesting review of the tax court’s ruling that online travel companies must remit tax on gross bookings and therefore subject the hotel’s charge for the room to double taxation. A conference before the tax court is set for August 12, 2013 regarding the remaining issue of whether interest is due on the penalties claimed by the state. The case will then proceed on appeal. The online travel companies had previously filed an appeal, but it was dismissed as premature. In addition, on May 20, 2013, the state issued final assessments against the online travel companies, including the Expedia Subsidiaries, for general excise taxes that the state claims are due for the year 2012. The total of these assessments against the Expedia Subsidiaries is $20.5 million

During the year ended December 31, 2012, we expensed $110 million, and during the six months ended June 30, 2013, we expensed an additional $60 million for amounts required to be paid prior to appealing the tax court’s ruling. During the three months ended June 30, 2013, we paid $153 million in advance of litigation. As of June 30, 2013, we have $17 million remaining in accrued expenses and other liabilities for interest on penalties related to this matter. It is also reasonably possible that we will incur amounts in excess of the amounts expensed, which we estimate could be up to $25 million. The ultimate resolution of these contingencies may be greater or less than the liabilities recorded and our estimate of possible additional assessments.

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

Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Gross Bookings
Leisure	$8,933	$8,019	11%	$17,598	$15,684	12%
Egencia	1,188	938	27%	2,304	1,693	36%

Total gross bookings	$10,121	$8,957	13%	$19,902	$17,377	15%

Revenue Margin
Leisure	12.4%	12.0%		11.6%	11.0%
Egencia	8.0%	8.1%		8.0%	7.6%
Total revenue margin	11.9%	11.6%		11.1%	10.7%

The increase in worldwide gross bookings for the three and six months ended June 30, 2013, as compared to the same periods in 2012, was primarily due to a 19% and 23% increase in hotel room nights due to continued momentum at Brand Expedia and eLong as well as a 7% and 8% increase in air tickets sold.

The increase in revenue margin for the three and six months ended June 30, 2013, as compared to the same periods in 2012, was primarily due to a favorable mix shift to our higher margin products, including hotel and advertising and media revenue, partially offset by mix shifts within our hotel product.

Results of Operations

Revenue

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Leisure	$1,110	$964	15%	$2,033	$1,728	18%
Egencia	95	76	26%	184	128	43%

Total revenue	$1,205	$1,040	16%	$2,217	$1,856	19%

Revenue increased for the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to an increase in worldwide hotel revenue within our Leisure segment. Acquisitions added approximately 6% to the period-over-period growth rates in total revenue for both the three and six months ended June 30, 2013.

Worldwide hotel revenue increased 12% and 17% for the three and six months ended June 30, 2013, compared to the same periods in 2012. The increases were primarily due to a 19% and 23% increase in room nights stayed due to the continued momentum at Brand Expedia and eLong, partially offset by a 6% and 5% decrease in revenue per room night. Revenue per room night decreased for both periods primarily due to changes in our hotel product mix, of which mix shift to Asia-Pacific remains a significant component. The declines were partially offset by higher ADRs in other regions.

Worldwide air revenue increased 8% and 11% for the three and six months ended June 30, 2013, compared to the same periods in 2012, due to a 7% and 8% increase in air tickets sold and a 1% and 3% increase in revenue per air ticket. The increase in air ticket sold was due to strong growth in air ticket volumes at Egencia. Revenue per air ticket increased for both periods due to a change in package refund policy, partially offset by lower net supplier economics. In addition, an increase in variable incentives from suppliers also impacted the increase for the six months ended June 30, 2013.

The remaining worldwide revenue, other than hotel and air discussed above, increased by 37% and 33% for the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to strong growth in advertising and media revenue generated by trivago as well as fees related to our corporate travel business.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$855	$787	9%	$1,588	$1,390	14%
Agency	270	221	23%	503	403	25%
Advertising and media	80	32	147%	126	63	98%

Total revenue	$1,205	$1,040	16%	$2,217	$1,856	19%

Merchant revenue increased for the three and six months ended June 30, 2013, compared to the same periods in 2012, due to the increase in merchant hotel revenue primarily driven by an increase in room nights stayed.

Agency revenue increased for the three and six months ended June 30, 2013, compared to the same periods in 2012, due to the growth in agency hotel as well as our corporate travel business as a result of the VIA Travel acquisition.

Advertising and media revenue increased for the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to our acquisition of trivago.

Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Customer operations	$125	$113	10%	$247	$210	17%
Credit card processing	89	71	26%	170	132	28%
Data center and other	49	46	6%	96	88	12%

Total cost of revenue	$263	$230	14%	$513	$430	19%

% of revenue	21.8%	22.1%		23.1%	23.2%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, destination supply, and stock-based compensation.

During the three months ended June 30, 2013, the increase in cost of revenue expense was driven by $18 million of higher net credit card processing costs, including fraud, related to our merchant bookings as well as a $12 million increase in customer operations expenses primarily due to an increase in headcount costs.

During the six months ended June 30, 2013, the increase in cost of revenue expense was primarily driven by an increase of $37 million in customer operations expenses, of which higher headcount costs related to our VIA Travel acquisition as well as our global customer organizations accounted for over 80% of the total increase. In addition, higher net credit card processing costs, including fraud, related to our merchant bookings drove an additional $38 million increase.

Selling and Marketing

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Direct costs	$473	$345	37%	$854	$627	36%
Indirect costs	117	100	18%	233	195	19%

Total selling and marketing	$590	$445	33%	$1,087	$822	32%

% of revenue	49.0%	42.7%		49.0%	44.3%

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

Selling and marketing expenses increased $145 million and $265 million during the three months ended June 30, 2013, compared to the same periods in 2012, driven by $128 million and $227 million of direct costs increases, of which offline marketing, online marketing and mobile download spend at trivago, Brand Expedia and Hotels.com as well as higher affiliate marketing expenses at EAN accounted for approximately 80% of the total increases for both periods, as well as higher personnel expenses of $17 million and $38 million driven by additional headcount from the trivago acquisition as well as our supply organization, eLong and other transaction brands. The trivago acquisition added approximately 11% to year-on-year selling and marketing expense growth for the second quarter of 2013, and 7% of the growth for the year-to-date period.

Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$74	$64	15%	$152	$125	21%
Depreciation and amortization of technology assets	38	27	40%	74	50	48%
Other	29	25	17%	53	50	7%

Total technology and content	$141	$116	21%	$279	$225	24%

% of revenue	11.7%	11.2%		12.6%	12.1%

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

The increase of $25 million and $54 million in technology and content expense during the three and six months ended June 30, 2013, compared to the same periods in 2012, was primarily due to increased personnel costs of $10 million and $27 million for increased headcount to support key technology projects for Brand Expedia, our corporate technology function and supply organization as well as increased depreciation and amortization of technology assets of $11 million and $24 million.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$59	$53	11%	$119	$104	14%
Professional fees and other	33	30	9%	65	58	13%

Total general and administrative	$92	$83	10%	$184	$162	14%

% of revenue	7.6%	8.0%		8.3%	8.7%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

The $9 million and $22 million increase in general and administrative expense during the three and six months ended June 30, 2013, compared to the same periods in 2012, was due primarily to higher personnel expenses of $6 million and $15 million, of which additional headcount costs drove approximately 70% and 65% of the total increases. Acquisitions, including VIA Travel and trivago, added approximately 3% to quarter-to-date general and administrative expense growth for the second quarter of 2013 and 5% for the year-to-date period.

Amortization of Intangible Assets

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$19	$9	118%	$31	$12	161%
% of revenue	1.6%	0.8%		1.4%	0.6%

The increase in amortization of intangible assets during the three and six months ended June 30, 2013 was due to amortization related to new business acquistions, including trivago in March 2013 and VIA Travel in April 2012. In addition, amortization for the six months ended June 30, 2012 included an approximate $2 million reduction related to a change in the estimated value of contingent purchase consideration for one of our prior acquisitions.

Legal Reserves, Occupancy Tax and Other

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$6	$3	86%	$68	$3	2,106%
% of revenue	0.5%	0.3%		3.1%	0.2%

Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy tax proceedings (“pay-to-play”) as well as certain other legal reserves.

For the six months ended June 30, 2013, we recognized approximately $60 million for amounts paid or expected to be paid in advance of litigation related to penalties and interest in connection with Hawaii’s general excise tax litigation.

Acquisition-related and other

During the first quarter of 2013, we recorded approximately$57 million of stock-based compensation to acquisition-related and other expense in connection with the trivago acquisition as well as $10 million related to the upfront consideration paid to settle a portion of an employee compensation plan of trivago. For additional information, see Note 2 – Acquisitions and Dispositions in the notes to the consolidated financial statements.

Operating Income (Loss)

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Operating income (loss)	$94	$154	(39%)	$(11)	$203	(106%)
% of revenue	7.8%	14.9%		(0.5%)	10.9%

Operating income decreased for the three and six months ended June 30, 2013, compared to the same periods in 2012, due primarily to increases in operating expenses in excess of revenue as described above. For the six months ended June 30, 2013, the increase in operating expenses included the charges related to the Hawaii general excise tax litigation and acquisition-related and other expenses.

Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Interest income	$7	$7	3%	$13	$13	3%
Interest expense	(22)	(22)	(2%)	(43)	(43)	(0%)

Interest income and interest expense was consistent for the three and six months ended June 30, 2013, compared to the same periods in 2012.

Other, Net

Other, net changed to income of $7 million for the three months ended June 30, 2013 from a loss of $5 million for the three months ended June 30, 2012 primarily due to net foreign exchange rate gains of $9 million in the current period compared to net foreign exchange rate losses of $1 million in the prior period as well as $3 million in lower equity method operating losses in the current period.

Other, net changed to income of $10 million for the six months ended June 30, 2013 from a loss of $11 million for the six months ended June 30, 2012 primarily due to net foreign exchange rate gains of $12 million in the current period compared to net foreign exchange rate losses of $4 million in the prior period as well as $5 million in lower equity method operating losses in the current period.

Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$24	$29	(15%)	$13	$34	(63%)
Effective tax rate	27.9%	21.3%		(39.3%)	21.0%

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.

Our effective tax rate was 27.9% for the three months ended June 30, 2013, which was lower than the 35% federal statutory rate primarily due to estimated earnings in jurisdictions outside the United States where our effective rate is lower, and was higher than the effective tax rate for the three months ended June 30, 2012 primarily due to the recording of a valuation allowance related to foreign deferred tax assets. For the six months ended June 30, 2013, we recorded $13 million of income tax expense on pre-tax losses as a result of non-deductible stock-based compensation recorded in relation to the trivago acquisiton and non-deductible penalties included in the Hawaii pay-to-play assessments.

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

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $2.3 billion and $1.9 billion at June 30, 2013 and December 31, 2012, including $315 million and $309 million of cash and short-term investment balances of majority-owned subsidiaries as well as $80 million and $57 million held in foreign subsidiaries related to earnings indefinitely invested outside the United States; and our $1 billion revolving credit facility, which expires in November 2017. As of June 30, 2013, $982 million was available under the facility representing the total $1 billion facility less $18 million of outstanding stand-by letters of credit. The revolving credit facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points, and the commitment fee on undrawn amounts at 20 basis points as of June 30, 2013.

Our credit ratings are periodically reviewed by rating agencies. As of June 30, 2013, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.

Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital related to merchant hotel transactions will positively impact operating cash flows. However, we continue to evaluate the use of the merchant model versus the agency model in each of our markets. If the merchant hotel model declines relative to our other business models that generally consume working capital such as agency hotel, managed corporate travel or media, or if there are changes to the merchant model or booking patterns which compress the time of receipts of cash from travelers to payment to suppliers, such as with mobile bookings via smartphones, our overall working capital benefits could be reduced, eliminated, or even reversed.

For example, we have continued to see positive momentum in the global roll out of the ETP program first launched in 2012. As this program continues to expand, and depending on relative supplier and traveler adoption rates and customer payment preferences, among other things, the introduction of ETP could negatively impact near term working capital cash balances, cash flow over time, liquidity and the hotel revenue margin.

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

As of June 30, 2013, we had a deficit in our working capital of $947 million, compared to a deficit of $368 million as of December 31, 2012. The change in deficit was primarily due to financing and investing activities, including business acquisitions and share repurchases during the first half of 2013.

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

Our cash flows are as follows:

	Six months ended June 30,
	2013	2012	$ Change
	(In millions)
Cash provided by (used in) continuing operations:
Operating activities	$1,200	$1,401	$(201)
Investing activities	(1,031)	(641)	(390)
Financing activities	(90)	(86)	(4)
Net cash used in discontinued operations	—	(8)	8
Effect of foreign exchange rate changes on cash and cash equivalents	(60)	(11)	(49)

For the six months ended June 30, 2013, net cash provided by operating activities decreased by $201 million primarily due to an increase in general excise tax assessments and income tax payments.

For the six months ended June 30, 2013, cash used in investing activities increased by $390 million primarily due to an increase of cash used for acquisitions of $341 million, an increase in capital expenditures of $41 million, which includes a 50% ownership interest in an aircraft for which we paid $23 million, as well as an increase in net purchases of investments of $24 million.

Cash used in financing activities for the six months ended June 30, 2013 primarily included cash paid to acquire shares of $134 million, including the repurchased shares under the 2012 authorization discussed below, and $36 million cash dividend payment, partially offset by $60 million of proceeds from the exercise of options and the issuance of treasury stock. Cash used in financing activities for the six months ended June 30, 2012 primarily included cash paid to acquire shares of $298 million, including the repurchased shares under the 2010 authorization, as well as a $24 million cash dividend payment, partially offset by $225 million of proceeds from the exercise of equity awards, including $175 million for warrants exercised during the second quarter of 2012.

In 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. This authorization was exhausted in the second quarter of 2012. In 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. During the six months ended June 30, 2013 and 2012, we repurchased, through open market transactions, 2.0 million and 8.8 million shares under these authorizations for a total cost of $127 million and $291 million, excluding transaction costs. As of June 30, 2013, 16.1 million shares remain authorized for repurchase under the 2012 authorization with no fixed termination date for the repurchases.

In the first half of 2013 and 2012, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Six months ended June 30, 2013:
February 5, 2013	$0.13	March 11, 2013	$17,983	March 28, 2013
April 24, 2013	0.13	May 30, 2013	17,638	June 19, 2013
Six months ended June 30, 2012:
February 9, 2012	$0.09	March 12, 2012	$12,204	March 30, 2012
April 25, 2012	0.09	May 30, 2012	12,205	June 19, 2012

In addition, on July 24, 2013, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.15 per share of outstanding common stock payable on September 18, 2013 to stockholders of record as of the close of business on August 28, 2013. Future declarations of dividends are subject to final determination of our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency for the six months ended June 30, 2013, compared to the same period in 2012, showed a net change of $49 million reflecting depreciations in foreign currencies in the current year period.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2012. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of June 30, 2013 or December 31, 2012.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 10 — Related Party Transactions in the notes to the consolidated financial statements.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material changes in our market risk during the three and six months ended June 30, 2013. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. The following are developments regarding such legal proceedings:

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of Chicago, Illinois Litigation. On June 21, 2013 and subsequently on June 28, 2013, the court entered an order and a supplemental order resolving the parties pending cross motions for summary judgment. The court denied the defendant online travel companies’ motion for summary judgment and granted in part and denied in part the city of Chicago’s motion for summary judgment holding the online travel companies liable for hotel occupancy taxes.

San Antonio, Texas Litigation. On April 4, 2013, the court entered a final judgment holding the online travel companies liable for hotel occupancy taxes to counties and cities in the statewide class. The online travel companies have filed a motion for judgment as a matter of law or, in the alternative, for a new trial. The cities have filed a motion to amend the judgment regarding calculation of penalties. These motions remain pending.

City of Gallup, New Mexico Litigation. The parties have reached a settlement in principle.

Nassau County, New York Litigation. On April 11, 2013, the court granted plaintiff’s motion for class certification. The online travel company defendants have appealed both the court’s certification order and its prior order denying their motion to dismiss. Defendants sought a stay of proceedings in the trial court pending resolution of their appeals to the Appellate Division of the Supreme Court of the State of New York, Second Judicial Department. The Appellate Division denied that request on June 3, 2013. Defendants’ appeal remains pending.

Branson, Missouri Litigation. After the Missouri Court of Appeals denied the city’s Motion for Rehearing of its petition for review, the city filed an application for transfer to the Missouri Supreme Court. On April 30, 2013, the Missouri Supreme Court denied the city’s application for transfer to the Missouri Supreme Court.

Village of Rosemont, Illinois Litigation. The parties have reached a settlement in principle.

Pine Bluff, Arkansas Litigation. On March 8, 2013, defendants filed a notice of appeal from the trial court’s decision to grant class certification. That appeal remains pending.

Leon County, Florida et al. Litigation. The plaintiff counties have petitioned the Florida Supreme Court for review of the court of appeals decision that affirmed the trial court decision that online travel companies are not liable for hotel occupancy taxes. On April 16, 2013, the court of appeals certified the issue presented in the lawsuit to the Florida Supreme Court for consideration. The Florida Supreme Court has not yet informed the parties whether it will consider the case.

Baltimore County, Maryland Litigation. The parties entered into a settlement agreement in May 2013 and the case was dismissed on June 7, 2013.

McAllister, Arkansas Litigation. On May 22, 2013, the court granted the online travel companies’ motion for reconsideration of the court’s February 6, 2012 denial of their motion to dismiss or, in the alternative, for judgment on the pleadings and dismissal of the lawsuit. On June 19, 2013, plaintiff filed a notice of appeal to the Arkansas Supreme Court. That appeal remains pending.

District of Columbia Litigation. On May 14, 2013, the District of Columbia filed a motion for partial summary judgment on damages. That motion remains pending.

Part II. Item 1. Legal Proceedings

City of Fargo, North Dakota Litigation. On July 1, 2013, the online travel company defendants filed a motion to dismiss the City of Fargo’s complaint alleging that online travel companies are liable for hotel occupancy taxes.

City of Warrenville, Illinois Litigation. On April 5, 2013, a number of Illinois municipalities filed a putative class action in Illinois federal court against a number of online travel companies, including Expedia, Hotels.com and Hotwire. On July 8, 2013, the plaintiff municipalities voluntarily dismissed their federal court lawsuit and filed a similar putative class action lawsuit in Illinois state court. City of Bedford Park, et al. v. Expedia, Inc., et al. (Circuit Court of Cook County, Illinois, Chancery Division).

In addition, the following new case has been filed:

State of Kentucky Litigation. On July 15, 2013, the Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky, filed a lawsuit in Kentucky state court against a number of online travel companies, including Expedia, Hotels.com and Hotwire. Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky, v. Expedia, Inc. et al., Case No. 13-CI-912 (Franklin Circuit Court, Commonwealth of Kentucky). The complaint alleges claims for declaratory judgment, injunctive relief, violations of state sales tax laws, breach of fiduciary duty requiring an accounting, conversion, assumpsit for money had and received, imposition of a constructive trust, damages and punitive damages.

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes, which are listed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

The Company believes that the claims discussed above lack merit and will continue to defend vigorously against them.

Actions Filed by Expedia

State of North Carolina Litigation. On May 28, 2013, the court denied in part and granted in part the defendants State of North Carolina and Durham County’s motions to dismiss the online travel companies claims; specifically, the court denied the motion to dismiss as to the online travel company plaintiffs’ state law claims but granted the motion as to plaintiffs’ federal claims. Plaintiffs filed a motion to reconsider the court’s dismissal of their federal claims or, in the alternative, to certify for immediate appeal. On June 21, 2013, the court denied the online travel companies’ motion to reconsider but granted their motion to certify for immediate appeal to the North Carolina Court of Appeals.

Hawaii Tax Court Litigation (Transient Accommodations Tax). The state’s previously filed appeal of the tax court decision that online travel companies do not owe transient accommodation taxes was dismissed by the Hawaii Court of Appeals as premature on June 7, 2013. On May 20, 2013, the state issued final assessments against the Expedia subsidiaries, for transient accommodations tax that the state claims are due for the year 2012. See discussion of “Other Tax Litigation” below for information relating to General Excise Tax.

City of Portland, Oregon Litigation. After the court granted their motion for leave to amend, the city and county filed their amended answer, affirmative defenses and counterclaims on June 11, 2013. The court has set October 14, 2013 as trial date for the case.

Denver, Colorado Litigation. Both the city and county of Denver and the online travel companies have appealed from the trial court’s March 12, 2013 decision. These appeals remain pending.

Part II. Item 1. Legal Proceedings

State of Wyoming Litigation. On April 23, 2013, the Wyoming Supreme Court accepted review of the online travel companies’ appeal from the February 28, 2013 ruling of the Wyoming Board of Equalization that the online travel companies are liable for sales tax on their online services to the State of Wyoming.

Other Tax Litigation

Hawaii Tax Court Litigation (General Excise Tax). A conference before the court is set for August 12, 2013 regarding the remaining issue of whether interest is due on the penalties claimed by the state. The case will then proceed on appeal. The online travel companies had previously filed an appeal, but it was dismissed as premature. The state has dismissed without prejudice its common law claims for recovery of taxes. On May 20, 2013, the state issued final assessments against the online travel companies, including the Expedia Subsidiaries, for general excise taxes that the state claims are due for the year 2012.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

During 2012, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. A summary of the repurchase activity for the second quarter of 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, except per share data)
April 1-30, 2012	260	$61.80	260	16,065
May 1-31, 2012	—	—	—	16,065
June 1-30, 2012	—	—	—	16,065

Total	260	$61.80	260

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit	Exhibit Description	Filed	Incorporated by Reference
No.		Herewith	Form	SEC File No.	Exhibit	Filing Date

10.1	Second Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF14A	000-51447	Appendix A	04/30/2013

10.2	Expedia, Inc. 2013 Employee Stock Purchase Plan		DEF14A	000-51447	Appendix B	04/30/2013

10.3	Expedia, Inc. 2013 International Employee Stock Purchase Plan		DEF14A	000-51447	Appendix C	04/30/2013

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

July 25, 2013	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom Chief Financial Officer