Form 10-Q
period 2013-09-30
Expedia, Inc.
filed 2013-10-31
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of each of the registrant’s classes of common stock as of October 18, 2013 was:

Common stock, $0.0001 par value per share	117,552,898 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended September 30, 2013

Part I. Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$1,401,860	$1,199,020	$3,619,244	$3,055,488
Costs and expenses:
Cost of revenue (1)	276,318	243,633	789,506	673,472
Selling and marketing (1) (2)	625,296	505,756	1,711,919	1,327,401
Technology and content (1)	143,816	125,617	422,781	350,554
General and administrative (1)	92,351	85,140	276,618	246,936
Amortization of intangible assets	18,514	9,474	49,921	21,527
Legal reserves, occupancy tax and other	6,874	2,310	74,678	5,384
Acquisition-related and other (1)	—	—	66,472	—

Operating income	238,691	227,090	227,349	430,214
Other income (expense):
Interest income	6,642	7,759	19,837	20,574
Interest expense	(21,966)	(22,101)	(65,343)	(65,482)
Other, net	(11,287)	(8,410)	(1,611)	(19,277)

Total other expense, net	(26,611)	(22,752)	(47,117)	(64,185)

Income from continuing operations before income taxes	212,080	204,338	180,232	366,029
Provision for income taxes	(45,356)	(36,150)	(57,861)	(70,145)

Income from continuing operations	166,724	168,188	122,371	295,884
Discontinued operations, net of taxes	—	1,543	—	(22,346)

Net income	166,724	169,731	122,371	273,538
Net (income) loss attributable to noncontrolling interests	4,135	1,746	15,762	(101)

Net income attributable to Expedia, Inc.	$170,859	$171,477	$138,133	$273,437

Amounts attributable to Expedia, Inc.:
Income from continuing operations	$170,859	$169,934	$138,133	$295,783
Discontinued operations, net of taxes	—	1,543	—	(22,346)

Net income	$170,859	$171,477	$138,133	$273,437

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$1.25	$1.25	$1.01	$2.21
Diluted	1.22	1.20	0.98	2.12
Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.25	$1.26	$1.01	$2.04
Diluted	1.22	1.21	0.98	1.96
Shares used in computing earnings per share:
Basic	136,380	135,968	136,381	133,919
Diluted	140,451	141,423	141,202	139,650
Dividends declared per common share	$0.15	$0.13	$0.41	$0.31

(1) Includes stock-based compensation as follows:
Cost of revenue	$887	$781	$2,712	$2,503
Selling and marketing	3,943	2,881	11,857	10,574
Technology and content	5,372	3,957	15,459	12,115
General and administrative	7,837	7,719	22,532	23,718
Acquisition-related and other	—	—	56,643	—
(2) Includes related party amounts as follows:	$56,162	$57,258	$171,286	$164,339

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$166,724	$169,731	$122,371	$273,538
Other comprehensive income, net of tax
Currency translation adjustments	25,874	14,910	12,843	3,535
Unrealized gains (losses) on available for sale securities, net of taxes (1)	349	465	(1,224)	1,554

Other comprehensive income	26,223	15,375	11,619	5,089

Comprehensive income	192,947	185,106	133,990	278,627
Less: Comprehensive (income) loss attributable to noncontrolling interests	3,715	548	13,310	(424)

Comprehensive income attributable to Expedia, Inc.	$196,662	$185,654	$147,300	$278,203

(1)	Net gains (losses) recognized and reclassified during the three and nine months ended September 30, 2013 and 2012 were immaterial.

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,394,498	$1,293,161
Restricted cash and cash equivalents	18,883	21,475
Short-term investments	417,921	644,982
Accounts receivable, net of allowance of $16,862 and $10,771	695,137	461,531
Prepaid expenses and other current assets	179,367	193,353

Total current assets	2,705,806	2,614,502
Property and equipment, net	464,773	409,373
Long-term investments and other assets	243,506	224,231
Intangible assets, net	1,129,531	821,419
Goodwill	3,657,994	3,015,670

TOTAL ASSETS	$8,201,610	$7,085,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,209,642	$954,071
Accounts payable, other	335,063	283,029
Deferred merchant bookings	1,652,079	1,128,231
Deferred revenue	42,621	26,475
Accrued expenses and other current liabilities	482,014	590,505

Total current liabilities	3,721,419	2,982,311
Long-term debt	1,249,395	1,249,345
Deferred income taxes, net	435,715	323,766
Other long-term liabilities	132,109	126,912
Commitments and contingencies
Redeemable noncontrolling interests	357,666	13,473
Stockholders’ equity:
Common stock $.0001 par value	19	19
Authorized shares: 1,600,000
Shares issued: 191,898 and 189,255
Shares outstanding: 119,162 and 122,530
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	5,788,786	5,675,075
Treasury stock — Common stock, at cost	(3,298,464)	(2,952,790)
Shares: 72,736 and 66,725
Retained earnings (deficit)	(303,935)	(442,068)
Accumulated other comprehensive income (loss)	9,189	22

Total Expedia, Inc. stockholders’ equity	2,195,596	2,280,259
Noncontrolling interest	109,710	109,129

Total stockholders’ equity	2,305,306	2,389,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,201,610	$7,085,195

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net income	$122,371	$273,538
Less: Discontinued operations, net of tax	—	(22,346)

Net income from continuing operations	122,371	295,884
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	152,970	116,854
Amortization of stock-based compensation	109,203	48,910
Amortization of intangible assets	49,921	21,527
Deferred income taxes	2,863	16,219
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	53,199	(18,348)
Realized (gain) loss on foreign currency forwards	(40,228)	8,511
Other	8,772	17,495
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(210,118)	(192,105)
Prepaid expenses and other current assets	(14,226)	1,253
Accounts payable, merchant	257,016	290,809
Accounts payable, other, accrued expenses and other current liabilities	(81,044)	204,345
Deferred merchant bookings	547,988	634,764
Deferred revenue	16,728	7,790

Net cash provided by operating activities from continuing operations	975,415	1,453,908

Investing activities:
Capital expenditures, including internal-use software and website development	(235,416)	(176,980)
Purchases of investments	(1,139,157)	(1,530,749)
Sales and maturities of investments	1,338,062	1,244,065
Acquisitions, net of cash acquired	(540,489)	(198,398)
Net settlement of foreign currency forwards	40,228	(8,511)
Other, net	(177)	(2,203)

Net cash used in investing activities from continuing operations	(536,949)	(672,776)

Financing activities:
Purchases of treasury stock	(355,689)	(366,037)
Proceeds from issuance of treasury stock	25,273	—
Payment of dividends to stockholders	(56,080)	(42,470)
Proceeds from exercise of equity awards and employee stock purchase plan	42,693	232,658
Excess tax benefit on equity awards	33,368	28,433
Purchases of additional interests in controlled subsidiaries, net	(14,923)	(2,015)
Other, net	5,003	(4,496)

Net cash used in financing activities from continuing operations	(320,355)	(153,927)

Net cash provided by continuing operations	118,111	627,205
Net cash provided by (used in) discontinued operations	13,637	(7,607)
Effect of exchange rate changes on cash and cash equivalents	(30,411)	5,996

Net increase in cash and cash equivalents	101,337	625,594
Cash and cash equivalents at beginning of period	1,293,161	689,134

Cash and cash equivalents at end of period	$1,394,498	$1,314,728

Supplemental cash flow information
Cash paid for interest from continuing operations	$83,659	$85,255
Income tax payments (refunds), net from continuing operations	52,550	(584)

See accompanying notes.

Notes to Consolidated Financial Statements

September 30, 2013

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

Note 2 – Summary of Significant Accounting Policies

Collaborative Arrangement

During the third quarter of 2013, we entered into an exclusive, long-term strategic marketing agreement with Travelocity, whereby Expedia will power the technology platforms for Travelocity’s existing websites in the United States and Canada, while providing Travelocity access to our supply and customer services. Travelocity will focus its efforts on promoting its brand and marketing the broad offering of travel services and supply made available through the agreement. Travelocity will remain wholly-owned by Sabre Holdings Corporation (“Sabre”), and independent of Expedia, Inc. Under the terms of the agreement, Travelocity will be compensated through a performance-based marketing fee related to bookings powered by Expedia made through Travelocity-branded websites in the United States and Canada. We will account for the strategic marketing agreement under the applicable authoritative accounting guidance surrounding collaborative arrangements whereby Expedia is the principal party in the transaction with the customer. Revenue earned on the Travelocity websites will be recorded as a component of Expedia’s net revenue in accordance with our revenue recognition policies and the related marketing fee will be recorded as selling and marketing expense. No amounts will be received or recognized between the parties before launch. Both parties agreed to begin development and implementation immediately with an expected launch in the first half of 2014.

Expedia has a variable interest in Travelocity as determined in accordance with the applicable authoritative accounting guidance. We are not the primary beneficiary as we do not have power to direct the activities that most significantly impact Travelocity’s economic performance, promoting its brand and marketing travel services. Our exposure to loss under this arrangement is primarily commercial in nature, the maximum of which cannot be quantified.

Note 3 – Acquisitions and Dispositions

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

Notes to Consolidated Financial Statements – (Continued)

As a result of the acquisition, we expensed $66 million to acquisition-related and other on the consolidated statements of operations during the nine months ended September 30, 2013, which included approximately $57 million in stock-based compensation related to the issuance of the 875,200 shares of common stock as the issuance was determined separate from the business combination and was not contingent upon any future service or other certain event except the passage of time as well as approximately $10 million for the amount paid to settle a portion of the employee compensation plan of trivago, which was considered separate from the business combination. Acquisition-related costs were expensed as incurred and were not significant.

The aggregate purchase price consideration was $570 million, which included the cash paid to shareholders of trivago of $554 million as well as $15 million for replaced employee stock-based awards of the acquiree. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows, in thousands:

Goodwill	$635,652
Intangible assets with indefinite lives	220,416
Intangible assets with definite lives(1)	136,281
Net assets(2)	16,848
Deferred tax liabilities	(111,379)
Redeemable noncontrolling interest	(343,984)

Total	$553,834

(1)	Acquired definite-lived intangible assets primarily consist of technology, partner relationship and non-compete agreement assets and have estimated useful lives of between 3 and 7 years with a weighted average life of 3.7 years.
(2)	Includes cash acquired of $13 million.

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

The fair value of the 37% noncontrolling interest was estimated to be $344 million at the time of acquisition based on the fair value per share, excluding the control premium which was paid to certain shareholders in order to obtain control. In addition, the purchase agreement contains certain put/call rights whereby we may acquire and the minority shareholders of trivago may sell to us 50% and 100% of the minority shares of the company at fair value during the first quarter of 2016 and 2018, respectively. As the noncontrolling interest is redeemable at the option of the minority holders, we classified the balance as redeemable noncontrolling interest with future changes in the fair value above the initial basis recorded as charges or credits to retained earnings (or additional paid-in capital in absence of retained earnings). The put/call arrangement includes certain rollover provisions that, if triggered, would cause the minority shares to be treated as though they become mandatorily redeemable, and to be reclassified as a liability at the time such trigger becomes certain to occur. For further information on redeemable noncontrolling interest, see Note 6, Redeemable Noncontrolling Interests.

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

Notes to Consolidated Financial Statements – (Continued)

Discontinued Operations. On December 20, 2011, we completed the spin-off of TripAdvisor, Inc. and, as a result of the spin-off, recorded to discontinued operations a loss in the first quarter of 2012 to extinguish our 8.5% Notes. See below for a full description of the extinguishment. Financial data for the discontinued operations for the three and nine months ended September 30, 2012 was as follows, in thousands:

	Three months ended September 30,	Nine months ended September 30,
	2012	2012
Revenue	$—	$—
Loss before income taxes	—	(37,568)
Provision for income taxes	1,543	15,222

Net income (loss) attributable to discontinued operations	$1,543	$(22,346)

Earnings (loss) per share:
Basic	$0.01	$(0.17)
Diluted	0.01	(0.16)
Shares used in computing earnings (loss) per share:
Basic	135,968	133,919
Diluted	141,423	139,650

The indenture governing our $400 million aggregate principal amount of 8.5% Notes contained certain covenants that could have restricted implementation of the spin-off. On December 20, 2011, prior to consummation of the spin-off, we gave “Notice of Redemption” to the bondholders, the effect of which was the bonds became due and payable on the redemption date at the redemption price. The redemption date was defined as 30 days after the Notice of Redemption was given. The 8.5% Notes were fully redeemed on January 19, 2012, the redemption date, for approximately $450 million. In connection with the redemption, we incurred a pre-tax loss from early extinguishment of debt of approximately $38 million (or $24 million net of tax), which included an early redemption premium of $33 million and the write-off of $5 million of unamortized debt issuance and discount costs. This loss was recorded within discontinued operations in the first quarter of 2012, as that was the period in which the bonds were legally extinguished. During the nine months ended September 30, 2013, we received an income tax refund of $14 million related to the tax benefit for extinguishment, which was included within cash provided by discontinued operations in our consolidated statement of cash flows for the period.

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Fair Value Measurements

Financial assets measured at fair value on a recurring basis as of September 30, 2013 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$343,199	$343,199	$—
Time deposits	64,709	—	64,709
Restricted cash:
Time deposits	10,031	—	10,031
Investments:
Time deposits	332,499	—	332,499
Corporate debt securities	212,240	—	212,240

Total assets	$962,678	$343,199	$619,479

Liabilities
Derivatives:
Foreign currency forward contracts	$2,365	$—	$2,365

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

As of September 30, 2013 and December 31, 2012, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities all of which are classified as available for sale. As of September 30, 2013, we had $85 million of short-term and $127 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses both of $1 million. As of December 31, 2012, we had $119 million of short-term and $126 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value with gross unrealized gains of $2 million and gross unrealized losses of less than $1 million.

Notes to Consolidated Financial Statements – (Continued)

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of less than one year are classified as short-term investments. Additionally, we have time deposits classified as restricted cash to fulfill the requirement of an aviation authority of a certain foreign country to protect against the potential non-delivery of travel services in that country. Of the total time deposit investments, $267 million and $274 million as of September 30, 2013 and December 31, 2012 related to balances held by our majority-owned subsidiaries.

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of September 30, 2013, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $383 million. We had a net forward liability of $2 million and $3 million as of September 30, 2013 and December 31, 2012 recorded in accrued expenses and other current liabilities. We recorded $8 million and $22 million in net losses from foreign currency forward contracts during the three months ended September 30, 2013 and 2012, and $43 million in net gains and $18 million in net losses for the nine months ended September 30, 2013 and 2012.

Note 5 – Debt

The following table sets forth our outstanding debt:

	September 30, 2013	December 31, 2012
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,395	749,345

Long-term debt	$1,249,395	$1,249,345

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at September 30, 2013 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $750 million in registered senior unsecured notes outstanding at September 30, 2013 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

The 7.456% and 5.95% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 13 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. Accrued interest related to the Notes was $10 million and $31 million as September 30, 2013 and December 31, 2012.

Notes to Consolidated Financial Statements – (Continued)

The approximate fair value of 7.456% Notes was $580 million and $598 million as of September 30, 2013 and December 31, 2012, and the approximate fair value of 5.95% Notes was $791 million and $832 million as of September 30, 2013 and December 31, 2012. These fair values were based on quoted market prices in less active markets (Level 2 inputs).

Credit Facility

Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in November 2017. As of September 30, 2013 and December 31, 2012, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 20 basis points as of September 30, 2013. The facility contains covenants including maximum leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of September 30, 2013 and December 31, 2012, there was $19 million and $25 million of outstanding stand-by LOCs issued under the facility.

Note 6 – Redeemable Noncontrolling Interests

We have noncontrolling interests in majority owned entities, which are carried at fair market value as the noncontrolling interests contain certain rights, whereby we may acquire and the minority shareholders may sell to us the additional shares of the companies. A reconciliation of redeemable noncontrolling interest for the nine months ended September 30, 2013 is as follows:

Nine months ended September 30,
2013
(in thousands)
Balance, beginning of the period	$13,473
Acquisition of redeemable noncontrolling interest	343,984
Purchase of subsidiary shares at fair value	(14,923)
Net loss attributable to noncontrolling interests	(8,967)
Fair value adjustments	22,181
Currency translation adjustments and other	1,918

Balance, end of period	$357,666

During the nine months ended September 30, 2013, we acquired the remaining interest in a certain majority-owned subsidiary at fair value for approximately $15 million in cash. For information on redeemable noncontrolling interest acquired during the period, see Note 3, Acquisitions and Dispositions.

Notes to Consolidated Financial Statements – (Continued)

Note 7 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Nine months ended September 30, 2013:
February 5, 2013	$0.13	March 11, 2013	$17,983	March 28, 2013
April 24, 2013	0.13	May 30, 2013	17,638	June 19, 2013
July 24, 2013	0.15	August 28, 2013	20,459	September 18, 2013
Nine months ended September 30, 2012:
February 9, 2012	$0.09	March 12, 2012	$12,204	March 30, 2012
April 25, 2012	0.09	May 30, 2012	12,205	June 19, 2012
July 25, 2012	0.13	August 28, 2012	18,061	September 18, 2012

In addition, on October 28, 2013, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.15 per share of outstanding common stock payable on December 12, 2013 to stockholders of record as of the close of business on November 21, 2013. Future declarations of dividends are subject to final determination by our Board of Directors.

Share Repurchases

In April 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchases. During the nine months ended September 30, 2013, we repurchased, through open market transactions, 6.3 million shares under this authorization for a total cost of $348 million, excluding transaction costs, representing an average repurchase price of $55.01 per share. As of September 30, 2013, 11.7 million shares remain authorized for repurchase under the 2012 authorization. Subsequent to the end of the third quarter of 2013, we repurchased an additional 1.7 million shares for a total cost of $87 million, excluding transaction costs, representing an average purchase price of $52.06 per share.

Employee Stock Purchase Plan

During the first quarter of 2013, we announced our 2013 Employee Stock Purchase Plan (“ESPP”), which allows shares of our common stock to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. Eligible employees are allowed to contribute up to 10% of their base compensation. The first three-month exercise period began on June 1, 2013; the corresponding purchase for this exercise period took place on August 30, 2013 and approximately 37,000 shares were purchased for an average price of $39.75 per share. As of September 30, 2013, we have reserved approximately 1.5 million shares of our common stock for issuance under the ESPP.

Notes to Consolidated Financial Statements – (Continued)

Note 8 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Income from continuing operations attributable to Expedia, Inc.	$170,859	$169,934	$138,133	$295,783
Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$1.25	$1.25	$1.01	$2.21
Diluted	1.22	1.20	0.98	2.12
Weighted average number of shares outstanding:
Basic	136,380	135,968	136,381	133,919
Dilutive effect of:
Options to purchase common stock	3,945	4,890	4,613	4,107
Other dilutive securities	126	565	208	1,624

Diluted	140,451	141,423	141,202	139,650

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 9 – Income Taxes

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

The Company believes it is reasonably possible its liabilities related to uncertain tax positions could decrease by $29 million within twelve months of the current reporting date due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences.

Note 10 – Commitments and Contingencies

Exit Rights

In conjunction with our marketing agreement with Travelocity, we have agreed to certain put/call rights whereby we may acquire or Sabre may sell to us certain assets relating to the Travelocity business. The put right held by Sabre may be exercised during the first 24 months of the arrangement only upon the occurrence of certain triggering events primarily related to the implementation of the solution, which are outside the control of Sabre. The occurrence of such events is not considered probable. After the 24 month period, the put right is only exercisable for a limited period of time in 2016 at a discount to fair market value. The call right held by Expedia is exercisable at any time during the term of the arrangement, the value of which, if exercised, is not expected to exceed fair value.

Notes to Consolidated Financial Statements – (Continued)

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

Litigation Relating to Hotel Occupancy Taxes. Eighty-six lawsuits have been filed by cities, counties and states involving hotel occupancy taxes. Thirty-five lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, thirty-five of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-one dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $43 million as of September 30, 2013 and $35 million as of December 31, 2012. This reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. In addition, as of September 30, 2013, we had an accrual totaling $1 million related to court decisions and final settlements. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to these settlement reserves are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

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

Litigation Relating to Other Taxes. On January 11, 2013, the Hawaii tax court ruled that certain online travel companies, including Expedia, Hotels.com and Hotwire (“the Expedia Subsidiaries”), are obligated to remit past Hawaii general excise taxes with interest, which the Hawaii Director of Taxation has claimed total $110 million for the Expedia Subsidiaries,

Notes to Consolidated Financial Statements – (Continued)

comprised of $78 million relating to tax liability from January 2000 to December 2011 and $32 million in interest from January 2000 to December 2012. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies. Under this ruling, the state is seeking penalties and interest totaling $60 million against the Expedia Subsidiaries, representing 50% of the Expedia’s Subsidiaries’ tax liability plus interest thereon. On April 22, 2013, the Hawaii Supreme Court denied the online travel companies’ petition for mandamus requesting review of the tax court’s ruling that online travel companies must remit tax on gross bookings and therefore subject the hotel’s charge for the room to double taxation. On August 12, 2013, the tax court held that the online travel companies also are liable for interest on penalties. On September 11, 2013, the online travel companies filed a notice of appeal. We strongly believe that the court ruling regarding the general excise tax is contrary to the plain language of the ordinances at issue as well as prior Hawaiian Supreme Court decisions, previous positions taken by the Hawaii Director of Taxation, and an opinion by the Attorney General of the State of Hawaii. We intend to vigorously pursue our rights on appeal. In addition, on May 20, 2013, the state issued final assessments against the online travel companies, including the Expedia Subsidiaries, for general excise taxes that the state claims are due for the year 2012. The total of these assessments against the Expedia Subsidiaries is $20.5 million.

We were required to pay an amount equal to the taxes, interest and penalties prior to appealing the Hawaii’s tax court’s ruling. Payment of these amounts is not an admission that we believe we are subject to the taxes in question. To the extent our appeal is successful in reducing or eliminating the assessed amounts, the State of Hawaii would be required to repay such amounts, plus interest. During the year ended December 31, 2012, we expensed $110 million, and during the nine months ended September 30, 2013, we expensed an additional $64 million for amounts required or expected to be paid prior to appealing the tax court’s ruling. During the nine months ended September 30, 2013, we paid $171 million in advance of litigation, which included $18 million for interest on penalties paid during the third quarter of 2013. It is also reasonably possible that we will incur amounts in excess of the amounts expensed, which we estimate could be up to $22 million. The ultimate resolution of these contingencies may be greater or less than the liabilities recorded and our estimates of possible additional assessments.

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

The parties have not formally responded to the Statement of Objections, but have instead voluntarily proposed to address the OFT’s concerns by offering formal commitments. On August 9, 2013, the OFT opened a consultation on the companies’ proposed commitments. The public consultation period ended on September 13, 2013 and the OFT’s current timetable indicates that a commitments-based case closure decision could be adopted by the end of 2013. If the commitments are adopted, the case would be closed without a finding of liability.

We are unable at this time to predict the outcome of the OFT proceeding and any appeal, if applicable. In addition, a number of competition authorities in other European countries have initiated investigations in relation to certain contractual arrangements between hotels and online travel companies, including Expedia. These investigations differ in relation to the parties involved and the precise nature of the concerns.

Notes to Consolidated Financial Statements – (Continued)

Since August 20, 2012, more than thirty putative class action lawsuits, which refer to the OFT’s Statement of Objections, have been initiated in the United States by consumer plaintiffs alleging claims against the online travel companies, including Expedia, and several major hotel chains for alleged resale price maintenance for online hotel room reservations, including but not limited to violation of the Sherman Act, state antitrust laws, state consumer protection statutes and common law tort claims, such as unjust enrichment. The cases have been consolidated and transferred to Judge Boyle in the United States District Court for the Northern District of Texas. On May 1, 2013, the plaintiffs filed their consolidated amended complaint. On July 1, 2013, the defendants filed motions to dismiss that complaint. A hearing on the defendants’ motion to dismiss is set for December 17, 2013.

Note 11 – Related Party Transactions

TripAdvisor, Inc. In connection with the spin-off, we entered into various agreements with TripAdvisor, a related party due to common ownership, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement. In addition, we have continued to work with TripAdvisor pursuant to various commercial arrangements between subsidiaries of Expedia, on the one hand, and subsidiaries of TripAdvisor, on the other hand. During the three and nine months ended September 30, 2013, we recognized $1 million and $4 million of revenue and expensed approximately $56 million and $171 million related to these various arrangements with TripAdvisor. During the three and nine months ended September 30, 2012, we recognized approximately $2 million and $5 million of revenue and expensed approximately $57 million and $164 million related to these various arrangements with TripAdvisor. Net amounts payable to TripAdvisor were $25 million and $24 million as of September 30, 2013 and December 31, 2012 and were primarily included in accounts payable, other on the consolidated balance sheet.

Liberty Interactive Corporation. During the nine months ended September 30, 2013, we issued 467,672 shares of common stock from treasury stock to Liberty Interactive Corporation (“Liberty”) at a price per share of $54.04 and an aggregate value of approximately $25 million pursuant to and in accordance with the preemptive rights as detailed by the Amended and Restated Governance Agreement with Liberty dated as of December 20, 2011.

Note 12 – Segment Information

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

Notes to Consolidated Financial Statements – (Continued)

The following tables present our segment information for the three and nine months ended September 30, 2013 and 2012. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended September 30, 2013
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$1,316,483	$85,377	$—	$1,401,860
Adjusted EBITDA	$419,156	$11,482	$(90,741)	$339,897
Depreciation	(26,525)	(3,643)	(22,797)	(52,965)
Amortization of intangible assets	—	—	(18,514)	(18,514)
Stock-based compensation	—	—	(18,039)	(18,039)
Legal reserves, occupancy tax and other	—	—	(6,874)	(6,874)
Realized gain on revenue hedges	(4,814)	—	—	(4,814)

Operating income (loss)	$387,817	$7,839	$(156,965)	238,691

Other expense, net				(26,611)

Income from continuing operations before income taxes				212,080
Provision for income taxes				(45,356)

Net income				166,724
Net loss attributable to noncontrolling interests				4,135

Net income attributable to Expedia, Inc.				$170,859

	Three months ended September 30, 2012
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$1,121,267	$77,753	$—	$1,199,020
Adjusted EBITDA	$357,032	$12,446	$(75,902)	$293,576
Depreciation	(20,323)	(3,051)	(20,500)	(43,874)
Amortization of intangible assets	—	—	(9,474)	(9,474)
Stock-based compensation	—	—	(15,338)	(15,338)
Legal reserves, occupancy tax and other	—	—	(2,310)	(2,310)
Realized loss on revenue hedges	4,510	—	—	4,510

Operating income (loss)	$341,219	$9,395	$(123,524)	227,090

Other expense, net				(22,752)

Income from continuing operations before income taxes				204,338
Provision for income taxes				(36,150)

Income from continuing operations				168,188
Discontinued operations, net of taxes				1,543

Net income				169,731
Net loss attributable to noncontrolling interests				1,746

Net income attributable to Expedia, Inc.				$171,477

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2013
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$3,350,040	$269,204	$—	$3,619,244
Adjusted EBITDA	$862,107	$41,172	$(266,552)	$636,727
Depreciation	(75,093)	(10,675)	(67,202)	(152,970)
Amortization of intangible assets	—	—	(49,921)	(49,921)
Stock-based compensation	—	—	(109,203)	(109,203)
Legal reserves, occupancy tax and other	—	—	(74,678)	(74,678)
Acquistion-related and other	—	—	(9,829)	(9,829)
Realized gain on revenue hedges	(12,777)	—	—	(12,777)

Operating income (loss)	$774,237	$30,497	$(577,385)	227,349

Other expense, net				(47,117)

Income from continuing operations before income taxes				180,232
Provision for income taxes				(57,861)

Net income				122,371
Net loss attributable to noncontrolling interests				15,762

Net income attributable to Expedia, Inc.				$138,133

	Nine months ended September 30, 2012
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$2,849,332	$206,156	$—	$3,055,488
Adjusted EBITDA	$811,307	$40,168	$(233,180)	$618,295
Depreciation	(53,580)	(7,796)	(55,478)	(116,854)
Amortization of intangible assets	—	—	(21,527)	(21,527)
Stock-based compensation	—	—	(48,910)	(48,910)
Legal reserves, occupancy tax and other	—	—	(5,384)	(5,384)
Realized loss on revenue hedges	4,594	—	—	4,594

Operating income (loss)	$762,321	$32,372	$(364,479)	430,214

Other expense, net				(64,185)

Income from continuing operations before income taxes				366,029
Provision for income taxes				(70,145)

Income from continuing operations				295,884
Discontinued operations, net of taxes				(22,346)

Net income				273,538
Net income attributable to noncontrolling interests				(101)

Net income attributable to Expedia, Inc.				$273,437

Notes to Consolidated Financial Statements – (Continued)

Note 13 – Guarantor and Non-Guarantor Supplemental Financial Information

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,109,955	$310,177	$(18,272)	$1,401,860
Costs and expenses:
Cost of revenue	—	213,432	61,517	1,369	276,318
Selling and marketing	—	408,946	235,871	(19,521)	625,296
Technology and content	—	99,450	44,355	11	143,816
General and administrative	—	55,772	36,710	(131)	92,351
Amortization of intangible assets	—	280	18,234	—	18,514
Legal reserves, occupancy tax and other	—	6,874	—	—	6,874
Intercompany (income) expense, net	—	134,901	(134,901)	—	—

Operating income	—	190,300	48,391	—	238,691
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	184,034	75,000	—	(259,034)	—
Other, net	(20,698)	2,676	(8,589)	—	(26,611)

Total other income (expense), net	163,336	77,676	(8,589)	(259,034)	(26,611)

Income before income taxes	163,336	267,976	39,802	(259,034)	212,080
Provision for income taxes	7,523	(78,275)	25,396	—	(45,356)

Net income	170,859	189,701	65,198	(259,034)	166,724
Net loss attributable to noncontrolling interests	—	—	4,135	—	4,135

Net income attributable to Expedia, Inc.	$170,859	$189,701	$69,333	$(259,034)	$170,859

Comprehensive income attributable to Expedia, Inc.	$170,859	$190,388	$94,449	$(259,034)	$196,662

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,039,520	$160,882	$(1,382)	$1,199,020
Costs and expenses:
Cost of revenue	—	194,103	48,996	534	243,633
Selling and marketing	—	374,409	133,420	(2,073)	505,756
Technology and content	—	90,427	35,232	(42)	125,617
General and administrative	—	55,112	29,829	199	85,140
Amortization of intangible assets	—	1,555	7,919	—	9,474
Legal reserves, occupancy tax and other	—	2,310	—	—	2,310
Intercompany (income) expense, net	—	207,291	(207,291)	—	—

Operating income	—	114,313	112,777	—	227,090
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	183,803	112,800	—	(296,603)	—
Other, net	(20,835)	(3,871)	1,954	—	(22,752)

Total other income (expense), net	162,968	108,929	1,954	(296,603)	(22,752)

Income before income taxes	162,968	223,242	114,731	(296,603)	204,338
Provision for income taxes	6,966	(38,609)	(4,507)	—	(36,150)

Income from continuing operations	169,934	184,633	110,224	(296,603)	168,188
Discontinued operations, net of taxes	1,543	—	—	—	1,543

Net income	171,477	184,633	110,224	(296,603)	169,731
Net loss attributable to noncontrolling interests	—	—	1,746	—	1,746

Net income attributable to Expedia, Inc.	$171,477	$184,633	$111,970	$(296,603)	$171,477

Comprehensive income attributable to Expedia, Inc.	$171,477	$184,921	$125,859	$(296,603)	$185,654

CONDENSED CONSOLIDATING STATEMENT OF OPERATION Nine months ended September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,934,567	$719,407	$(34,730)	$3,619,244
Costs and expenses:
Cost of revenue	—	613,923	172,065	3,518	789,506
Selling and marketing	—	1,157,873	592,234	(38,188)	1,711,919
Technology and content	—	292,459	130,309	13	422,781
General and administrative	—	160,599	116,092	(73)	276,618
Amortization of intangible assets	—	2,761	47,160	—	49,921
Legal reserves, occupancy tax and other	—	74,678	—	—	74,678
Acquistion-related and other	—	—	66,472	—	66,472
Intercompany (income) expense, net	—	534,141	(534,141)	—	—

Operating income	—	98,133	129,216	—	227,349
Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	175,368	115,901	—	(291,269)	—
Other, net	(62,378)	20,881	(5,620)	—	(47,117)

Total other income (expense), net	112,990	136,782	(5,620)	(291,269)	(47,117)

Income before income taxes	112,990	234,915	123,596	(291,269)	180,232
Provision for income taxes	25,143	(54,395)	(28,609)	—	(57,861)

Net income	138,133	180,520	94,987	(291,269)	122,371
Net loss attributable to noncontrolling interests	—	—	15,762	—	15,762

Net income attributable to Expedia, Inc.	$138,133	$180,520	$110,749	$(291,269)	$138,133

Comprehensive income attributable to Expedia, Inc.	$138,133	$179,830	$120,606	$(291,269)	$147,300

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Nine months ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,664,255	$395,282	$(4,049)	$3,055,488
Costs and expenses:
Cost of revenue	—	550,129	122,354	989	673,472
Selling and marketing	—	990,527	342,646	(5,772)	1,327,401
Technology and content	—	260,231	90,773	(450)	350,554
General and administrative	—	161,570	84,182	1,184	246,936
Amortization of intangible assets	—	4,888	16,639	—	21,527
Legal reserves, occupancy tax and other	—	5,384	—	—	5,384
Intercompany (income) expense, net	—	521,952	(521,952)	—	—

Operating income	—	169,574	260,640	—	430,214
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	333,172	251,410	—	(584,582)	—
Other, net	(62,536)	(39,564)	37,915	—	(64,185)

Total other income (expense), net	270,636	211,846	37,915	(584,582)	(64,185)

Income from continuing operations before income taxes	270,636	381,420	298,555	(584,582)	366,029
Provision for income taxes	25,147	(45,614)	(49,678)	—	(70,145)

Income from continuing operations	295,783	335,806	248,877	(584,582)	295,884
Discontinued operations, net of taxes	(22,346)	—	—	—	(22,346)

Net income	273,437	335,806	248,877	(584,582)	273,538
Net income attributable to noncontrolling interests	—	—	(101)	—	(101)

Net income attributable to Expedia, Inc.	$273,437	$335,806	$248,776	$(584,582)	$273,437

Comprehensive income attributable to Expedia, Inc.	$273,437	$336,580	$252,768	$(584,582)	$278,203

CONDENSED CONSOLIDATING BALANCE SHEET September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$150,112	$3,407,256	$383,210	$(1,234,772)	$2,705,806
Investment in subsidiaries	4,499,392	1,307,092	—	(5,806,484)	—
Intangible assets, net	—	638,015	491,516	—	1,129,531
Goodwill	—	2,436,533	1,221,461	—	3,657,994
Other assets, net	4,249	529,406	174,624	—	708,279

TOTAL ASSETS	$4,653,753	$8,318,302	$2,270,811	$(7,041,256)	$8,201,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,099,052	$3,394,877	$462,262	$(1,234,772)	$3,721,419
Long-term debt	1,249,395	—	—	—	1,249,395
Other liabilities	—	413,452	512,038	—	925,490
Stockholders’ equity	2,305,306	4,509,973	1,296,511	(5,806,484)	2,305,306

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,653,753	$8,318,302	$2,270,811	$(7,041,256)	$8,201,610

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$137,942	$2,674,496	$675,026	$(872,962)	$2,614,502
Investment in subsidiaries	4,277,954	1,188,871	—	(5,466,825)	—
Intangible assets, net	—	634,853	186,566	—	821,419
Goodwill	—	2,436,533	579,137	—	3,015,670
Other assets, net	4,790	473,439	155,375	—	633,604

TOTAL ASSETS	$4,420,686	$7,408,192	$1,596,104	$(6,339,787)	$7,085,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$781,953	$2,708,755	$364,565	$(872,962)	$2,982,311
Long-term debt	1,249,345	—	—	—	1,249,345
Other liabilities	—	415,465	48,686	—	464,151
Stockholders’ equity	2,389,388	4,283,972	1,182,853	(5,466,825)	2,389,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,420,686	$7,408,192	$1,596,104	$(6,339,787)	$7,085,195

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$269,993	$705,422	$975,415

Investing activities:
Capital expenditures, including internal-use software and website development	—	(180,193)	(55,223)	(235,416)
Purchases of investments	—	(919,108)	(220,049)	(1,139,157)
Sales and maturities of investments	—	1,099,773	238,289	1,338,062
Acquisitions, net of cash acquired	—	—	(540,489)	(540,489)
Other, net	—	40,228	(177)	40,051

Net cash provided by (used in) investing activities from continuing operations	—	40,700	(577,649)	(536,949)

Financing activities:
Purchases of treasury stock	(355,689)	—	—	(355,689)
Proceeds from issuance of treasury stock	25,273	—	—	25,273
Proceeds from exercise of equity awards	40,639	—	2,054	42,693
Transfers (to) from related parties	313,817	(313,817)	—	—
Other, net	(24,040)	6,330	(14,922)	(32,632)

Net cash used in financing activities from continuing operations	—	(307,487)	(12,868)	(320,355)

Net cash provided by continuing operations	—	3,206	114,905	118,111
Net cash provided by discontinued operations	—	13,637	—	13,637
Effect of exchange rate changes on cash and cash equivalents	—	(28,418)	(1,993)	(30,411)

Net increase (decrease) in cash and cash equivalents	—	(11,575)	112,912	101,337
Cash and cash equivalents at beginning of period	—	1,007,155	286,006	1,293,161

Cash and cash equivalents at end of period	$—	$995,580	$398,918	$1,394,498

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$1,270,214	$183,694	$1,453,908

Investing activities:
Capital expenditures, including internal-use software and website development	—	(143,051)	(33,929)	(176,980)
Purchases of investments	—	(1,265,212)	(265,537)	(1,530,749)
Sales and maturities of investments	—	992,292	251,773	1,244,065
Acquisitions, net of cash acquired	—	—	(198,398)	(198,398)
Other, net	—	(8,511)	(2,203)	(10,714)

Net cash used in investing activities from continuing operations	—	(424,482)	(248,294)	(672,776)

Financing activities:
Purchases of treasury stock	(366,037)	—	—	(366,037)
Payment of dividends to stockholders	(42,470)	—	—	(42,470)
Proceeds from exercise of equity awards	231,073	—	1,585	232,658
Transfers (to) from related parties	149,001	(149,001)	—	—
Other, net	28,433	(2,746)	(3,765)	21,922

Net cash used in financing activities from continuing operations	—	(151,747)	(2,180)	(153,927)

Net cash provided by (used in) continuing operations	—	693,985	(66,780)	627,205
Net cash used in discontinued operations	—	(7,607)	—	(7,607)
Effect of exchange rate changes on cash and cash equivalents	—	5,863	133	5,996

Net increase (decrease) in cash and cash equivalents	—	692,241	(66,647)	625,594
Cash and cash equivalents at beginning of period	—	357,252	331,882	689,134

Cash and cash equivalents at end of period	$—	$1,049,493	$265,235	$1,314,728

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

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2012 and 2013 have represented years of gradual improvement for the travel industry. However, natural disasters, ongoing sovereign debt and economic issues in several European countries, the recent shutdown of the U.S. government, worry over extending the debt ceiling in the United States and uncertainty regarding the timing of a possible pullback in U.S. Federal Reserve’s quantitative easing program as well as any change in current fiscal policies, all contribute to a somewhat uncertain forward environment for the travel industry.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2012, approximately 59% of U.S. leisure, unmanaged and corporate travel expenditures occur online, compared with approximately 44% of European travel. Online penetration in the emerging markets, such as Asia Pacific and Latin American regions are estimated to be approximately 20%, lagging behind that of Europe. These penetration rates have increased over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services, and supplier growth outpaced online travel agency growth for several years. Competitive entrants such as “metasearch” companies, including Kayak.com (which Priceline.com acquired in May 2013), trivago.com (in which Expedia acquired a majority ownership interest in March 2013) as well as TripAdvisor (completed its conversion to a metasearch site in June 2013) introduced differentiated features, pricing and content compared with the legacy online travel agency companies and thus have rapidly grown traffic to their respective sites. In addition, models, such as daily deals and private sale sites remain popular with price sensitive consumers. Finally, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations and proposed and actual acquisitions by companies such as Google and Microsoft.

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

Intense competition has also historically led to aggressive online marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. Earlier this year, numerous travel brands launched offline advertising campaigns in the United States for the first time thus increasing the number of participants in the travel advertising space, increasing competition for share of voice; and we have seen a similar level of activity continue throughout the third quarter of 2013. We manage our selling and marketing spending on a brand basis at the local or regional level, making decisions in each market that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. In certain cases, particularly in emerging markets, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is lower than that for our consolidated business but for which we still believe the opportunity to be attractive. The crowded online travel environment is now driving secondary and tertiary online travel companies to establish marketing agreements with global players in order to leverage distribution and technology capabilities while focusing resources on capturing consumer mind share, as evidenced by the Travelocity – Expedia marketing agreement signed during the third quarter of 2013 and expected to launch in the first half of 2014.

Hotel

We generate the majority of our revenue through the marketing and distribution of hotel rooms (stand-alone and package bookings). Our relationships and negotiated total economics with our hotel supply partners have remained broadly stable in the past few years. We have, however, implemented new customer loyalty and discount programs and have eliminated or reduced some fees in that timeframe and, as such, the margin of revenue we earn per booking has declined. In addition, as part of the introduction of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs. Therefore, we believe the global rollout of ETP could negatively impact the margin of revenue we earn per booking in the future. In addition, as we continue to expand the breadth and depth of our global hotel offering and continue to roll out ETP, we have made and expect to continue to make adjustments to our economics in various geographies including changes based on local market conditions. Based on these dynamics, we expect our revenue per room night to remain under pressure in the future.

Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in average daily rates (“ADRs”) has an impact on the revenue we earn per room night. Over the course of the last two years, occupancies and ADRs in the lodging industry have generally increased in a gradually improving overall travel environment. Currently occupancy rates are near 2007 peaks and there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help hoteliers with their objective of continuing to grow ADRs and could lead to pressure in negotiations with hoteliers and may ultimately lead to pressure on terms for us and our OTA competitors. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. Given Expedia’s focus on acquiring diverse global hotel supply, and most effectively capitalizing on the synergies between supply and consumer demand, the Expedia Lodging Partner Services (“LPS”) organization will report to Brand Expedia beginning in the fourth quarter of 2013. We have had success adding supply to our marketplace with more than 240,000 hotels on our global websites, including eLong, as of the end of the third quarter of 2013. In addition, our room night growth has been healthy, with room nights growing 18% in 2011, 27% in 2012 and 22% for the nine months of 2013. ADRs for rooms booked on Expedia sites grew 5% in 2011, declined 2% in 2012, and were essentially flat for the nine months end September 30, 2013.

Air

The airline sector in particular has historically experienced significant turmoil. In recent years, there has been increased air carrier consolidation, generally resulting in lower overall capacity and higher fares. In addition, air carriers have made significant efforts to keep seat capacity relatively low in order to ensure that demand for seats remains high and that flights are as full as possible. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Ticket prices on Expedia sites increased 1% for the nine months ended September 30, 2013 and increased 4% and 11% in 2012 and 2011. We are encountering pressure on air remuneration as certain supply agreements renew, and as air carriers and GDS intermediaries re-negotiate their long-term agreements. In addition, some U.S. air carriers introduced various incentives for customers to book directly with the carrier versus via online travel agencies. Examples of these incentives include lower fees, advance seat assignments and greater earning potential for frequent flier miles.

In part as a result of sharply rising average ticket prices, our ticket volumes decreased by 8% in 2011 after having grown by 11% in 2010. Air ticket volumes grew 8% for the nine months ended September 30, 2013 and 4% in 2012, largely due to strong growth in corporate ticket volumes at Egencia. From a product perspective for the nine months of 2013, 72% of our revenue comes from transactions involving the booking of hotel reservations, with 8% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the products we distribute and represents our best overall growth opportunity.

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

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, which is the second largest online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Europe. Egencia, our corporate travel business, operates in over 60 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. We also partner in a 50/50 joint venture with AirAsia – a low cost carrier serving the Asia-Pacific region – to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. In 2012, approximately 41% of our worldwide gross bookings and 45% of worldwide revenue were international up from 22% for both worldwide gross bookings and revenue in 2005. During the nine months ended September 30, 2013, 43% of our worldwide gross bookings and 47% of worldwide revenue were international. We have a stated goal of driving more than half of our revenue through international points of sale.

During the nine months ended September 30, 2013, we completed our majority acquisition of trivago, GmbH (“trivago”), a Dusseldorf, Germany-based leading hotel metasearch company featuring price comparison from more than 700,000 hotels on over 200 booking sites worldwide. Officially launched in 2005, trivago is already one of the best known travel brands in Europe. trivago will continue to operate independently, and plans to rapidly grow revenue through global expansion.

In expanding our global reach, we leverage significant investments in technology, operations, brand building, supplier relationships and other initiatives that we have made since the launch of Expedia.com in 1996. Most recently, Expedia signed an agreement to power the technology, supply, and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.

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

Occupancy Taxes

We are currently involved in thirty-five lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recent developments include:

•	City of Atlanta, Georgia Litigation. On September 30, 2013, the court granted summary judgment in favor of the online travel companies on all of the city’s remaining common law claims.

•

Leon County, Florida et al. Litigation. On September 10, 2013, the Florida Supreme Court informed the parties that it will review the decision of the court of appeals that affirmed the trial court’s decision that online travel companies are not liable for hotel occupancy taxes.

•

Leon County v. Expedia Inc., Florida Department of Revenue Litigation. On August 16, 2013, the court of appeals affirmed the trial court ruling that Leon County does not have standing to seek recovery of state taxes for hotel occupancy. The county has sought review by the Florida Supreme Court.

•

Hawaii Tax Court Litigation. The Hawaii Department of Taxation filed an appeal of the tax court decision regarding transient accommodations tax, and the online travel companies filed an appeal of the tax court decision regarding general excise tax.

•	Montgomery County, Maryland Litigation. The parties have reached a settlement in principle.

•

City of Columbia, South Carolina, et al. Litigation. The city of Columbia, South Carolina on behalf of itself and other similarly situated local government entities has filed a lawsuit against the online travel companies for recovery of hotel occupancy taxes.

•	State of New Hampshire Litigation. The State of New Hampshire has filed a lawsuit against a number of online travel companies alleging tax, consumer protection and tort claims.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $43 million as of September 30, 2013, which includes amounts expected to be paid in connection with the developments described above, and $35 million as of December 31, 2012. In addition, as of September 30, 2013, we had an accrual totaling $1 million related to court decisions and final settlements.

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

Certain jurisdictions, including the states of New York, North Carolina, Minnesota and Oregon, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to the city of New York, the state of New York, the state and local jurisdictions of South Carolina, the State of Minnesota, the District of Columbia, and the state and local jurisdictions of Georgia and Anne Arundel, Maryland.

Other Tax Litigation

Hawaii Tax Court Litigation (General Excise Tax). On January 11, 2013, the Hawaii tax court ruled that certain online travel companies, including Expedia, Hotels.com and Hotwire (“the Expedia Subsidiaries”), are obligated to remit past Hawaii general excise taxes with interest, which the Hawaii Director of Taxation has claimed totals $110 million for the Expedia Subsidiaries, comprised of $78 million relating to tax liability from January 2000 to December 2011 and $32 million in interest from January 2000 to December 2012. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies. Under this ruling, the state is seeking penalties and interest totaling $60 million against the Expedia Subsidiaries, representing 50% of the Expedia Subsidiaries’ tax liability plus interest thereon. On April 22, 2013, the Hawaii Supreme Court denied the online travel companies’ petition for mandamus requesting review of the tax court’s ruling that online travel companies must remit tax on gross bookings and therefore subject the hotel’s charge for the room to double taxation. On August 12, 2013, the tax court held that the online travel companies are also liable for interest on penalties. On September 11, 2013, the online travel companies filed a notice of appeal. In addition, on May 20, 2013, the state issued final assessments against the online travel companies, including the Expedia Subsidiaries, for general excise taxes that the state claims are due for the year 2012. The total of these assessments against the Expedia Subsidiaries is $20.5 million.

During the year ended December 31, 2012, we expensed $110 million, and during the nine months ended September 30, 2013, we expensed an additional $64 million for amounts required or expected to be paid prior to appealing the tax court’s ruling. During the nine months ended September 30, 2013, we paid $171 million in advance of litigation, which included $18 million for interest on penalties paid during the third quarter of 2013. It is also reasonably possible that we will incur amounts in excess of the amounts expensed, which we estimate could be up to $22 million. The ultimate resolution of these contingencies may be greater or less than the liabilities recorded and our estimate of possible additional assessments.

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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Gross Bookings
Leisure	$9,312	$8,120	15%	$26,909	$23,804	13%
Egencia	1,125	936	20%	3,429	2,630	30%

Total gross bookings	$10,437	$9,056	15%	$30,338	$26,434	15%

Revenue Margin
Leisure	14.1%	13.8%		12.4%	12.0%
Egencia	7.6%	8.3%		7.9%	7.8%
Total revenue margin	13.4%	13.2%		11.9%	11.6%

The increase in worldwide gross bookings for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was primarily driven by Brand Expedia, Hotels.com and eLong and, to a lesser extent, an increase in air tickets sold.

The increase in revenue margin for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was primarily due to a favorable mix shift to our higher margin products, including advertising and media revenue as well as hotel revenue, partially offset by lower revenue per room on our hotel product.

Results of Operations

Revenue

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Leisure	$1,317	$1,121	17%	$3,350	$2,849	18%
Egencia	85	78	10%	269	206	31%

Total revenue	$1,402	$1,199	17%	$3,619	$3,055	18%

Revenue increased for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to an increase in worldwide hotel revenue as well as advertising and media revenue within our Leisure segment. Acquisitions added approximately 6% to the period-over-period growth rates in total revenue for both the three and nine months ended September 30, 2013.

Worldwide hotel revenue increased 11% and 15% for the three and nine months ended September 30, 2013, compared to the same periods in 2012. The increases were primarily due to a 20% and 22% increase in room nights stayed due to the continued momentum at eLong and Brand Expedia, partially offset by a 7% and 6% decrease in revenue per room night. Revenue per room night decreased for both periods primarily due to continued hotel mix shift to Asia Pacific, efforts to expand our global supply portfolio, including contracts signed as part of our ETP program, and promotional activities such as couponing and growing our loyalty programs’ membership.

Worldwide air revenue increased 16% and 13% for the three and nine months ended September 30, 2013, compared to the same periods in 2012, due to a 7% and 8% increase in air tickets sold and a 9% and 5% increase in revenue per air ticket. The increase in air ticket sold was due to growth in air ticket volumes at Brand Expedia and Egencia.

The remaining worldwide revenue, other than hotel and air discussed above, increased by 44% and 37% for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to strong growth in advertising and media revenue generated by trivago. In addition, the growth for the year-to-date period was also impacted by a growth in fees related to our corporate travel business as a result of the VIA Travel acquisition.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$963	$929	4%	$2,550	$2,319	10%
Agency	330	235	40%	834	638	31%
Advertising and media	109	35	214%	235	98	139%

Total revenue	$1,402	$1,199	17%	$3,619	$3,055	18%

Merchant revenue increased for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.

Agency revenue increased for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to the growth in agency hotel. Growth in our corporate travel business also drove the increase for the nine months ended September 30, 2013.

Advertising and media revenue increased for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to our acquisition of trivago.

Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Customer operations	$123	$120	4%	$371	$330	12%
Credit card processing	96	80	20%	266	212	25%
Data center and other	57	44	27%	153	131	17%

Total cost of revenue	$276	$244	13%	$790	$673	17%

% of revenue	19.7%	20.3%		21.8%	22.0%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, destination supply, and stock-based compensation.

During the three months ended September 30, 2013, the increase in cost of revenue expense was driven by $16 million of higher net credit card processing costs, including fraud and charge backs, related to our merchant bookings as well as a $13 million increase in data center and other costs due to an increase in bad debt expense as well as higher headcount costs and professional fees for LPS.

During the nine months ended September 30, 2013, the increase in cost of revenue expense was primarily driven by higher net credit card processing costs, including fraud and charge backs, related to our merchant bookings of $54 million. In addition, higher customer operations expenses drove an additional $41 million of the increase, of which higher headcount costs related to our VIA Travel acquisition as well as our global customer organizations accounted for over 80% of the total increase.

Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Direct costs	$507	$402	26%	$1,361	$1,028	32%
Indirect costs	118	104	14%	351	299	17%

Total selling and marketing	$625	$506	24%	$1,712	$1,327	29%

% of revenue	44.6%	42.2%		47.3%	43.4%

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

Selling and marketing expenses increased $119 million and $385 million during the three months ended September 30, 2013, compared to the same periods in 2012, driven by increases of $105 million and $333 million of direct costs, including online and offline marketing expenses. trivago and Brand Expedia accounted for the majority of the total direct cost increases for both periods as well as higher online and offline marketing spend at Hotels.com during the year-to-date period. In addition, higher personnel expenses of $14 million and $52 million also contributed to the increase and were driven by the addition of trivago headcount as well as increased headcount in our supply organization, eLong and other transaction brands. The trivago acquisition added approximately 12% to year-on-year selling and marketing expense growth for the third quarter of 2013, and 9% of the growth for the year-to-date period.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$77	$66	16%	$228	$191	19%
Depreciation and amortization of technology assets	40	31	27%	114	81	40%
Other	27	29	(3%)	81	79	3%

Total technology and content	$144	$126	14%	$423	$351	21%

% of revenue	10.3%	10.5%		11.7%	11.5%

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

Technology and content expense increased $18 million and $72 million during the three and nine months ended September 30, 2013, compared to the same periods in 2012, was primarily due to increased personnel and overhead costs of $11 million and $37 million for increased headcount to support key technology projects for our corporate technology function, Brand Expedia and supply organization as well as increased depreciation and amortization of technology assets of $9 million and $33 million.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$59	$56	6%	$178	$159	12%
Professional fees and other	33	29	13%	99	88	12%

Total general and administrative	$92	$85	8%	$277	$247	12%

% of revenue	6.6%	7.1%		7.6%	8.1%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

General and administrative expense increased $7 million and $30 million during the three and nine months ended September 30, 2013, compared to the same periods in 2012, was due primarily to higher personnel and overhead expenses of $3 million and $19 million, of which additional headcount costs drove the majority of the total increases. In addition, professional fees and other increased $4 million and $11 million during the three and nine months ended September 30, 2013, compared to the same periods in 2012 driven in large part by higher professional fees.

Amortization of Intangible Assets

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$19	$9	95%	$50	$22	132%
% of revenue	1.3%	0.8%		1.4%	0.7%

The increase in amortization of intangible assets during the three and nine months ended September 30, 2013 was due to amortization related to new business acquistions, including trivago in March 2013.

Legal Reserves, Occupancy Tax and Other

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$7	$2	198%	$75	$5	1,287%
% of revenue	0.5%	0.2%		2.1%	0.2%

Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy tax proceedings (“pay-to-play”) as well as certain other legal reserves.

For the nine months ended September 30, 2013, we recognized approximately $64 million for amounts paid or expected to be paid in advance of litigation related to penalties and interest in connection with Hawaii’s general excise tax litigation.

Acquisition-related and other

During the nine months ended September 30, 2013, we recorded approximately $57 million of stock-based compensation to acquisition-related and other expense in connection with the trivago acquisition as well as $10 million related to the upfront consideration paid to settle a portion of an employee compensation plan of trivago. For additional information, see Note 3 – Acquisitions and Dispositions in the notes to the consolidated financial statements.

Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Operating income	$239	$227	5%	$227	$430	(47%)
% of revenue	17.0%	18.9%		6.3%	14.1%

Operating income increased for the three months ended September 30, 2013, compared to the same period in 2012, primarily due to a growth in revenue in excess of operating expenses. Operating income decreased for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to charges related to the Hawaii general excise tax litigation and acquisition-related and other expenses as described above.

Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Interest income	$7	$8	(14%)	$20	$21	(4%)
Interest expense	(22)	(22)	(1%)	(65)	(65)	(0%)

Interest income and interest expense was consistent for the three and nine months ended September 30, 2013, compared to the same periods in 2012.

Other, Net

Other, net changed from a loss of $8 million for the three months ended September 30, 2012 to a loss of $11 million for the three months ended September 30, 2013 primarily due to higher net foreign exchange rate losses of $4 million.

Other, net changed from a loss of $19 million for the nine months ended September 30, 2012 to a loss of $2 million for the nine months ended September 30, 2013. The fluctuation was primarily due to the change from net foreign exchange rate losses of $12 million in the prior period to net foreign exchange rate gains of $1 million in the current period as well as $7 million in lower equity method operating losses in the current period.

Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$45	$36	25%	$58	$70	(18%)
Effective tax rate	21.4%	17.7%		32.1%	19.2%

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items.

Our effective tax rate was 21.4% and 32.1% for the three and nine months ended September 30, 2013, which was lower than the 35% federal statutory rate primarily due to estimated earnings in jurisdictions outside the United States where our effective rate is lower, offset by the recording of a valuation allowance related to foreign deferred tax assets, non-deductible stock-based compensation recorded in relation to the trivago acquisition and non-deductible penalties included in the Hawaii pay-to-play assessments.

The increase in the effective rate for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to recording a valuation allowance related to foreign deferred tax assets in 2013, compared to releasing a valuation allowance related to foreign deferred tax assets in 2012. The increase in the effective rate for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to recording a valuation allowance related to foreign deferred tax assets as well as non-deductible charges in connection with the trivago acquisition and Hawaii pay-to-play assessments mentioned above, compared to releasing a valuation allowance related to foreign deferred tax assets in 2012.

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

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $1.8 billion and $1.9 billion at September 30, 2013 and December 31, 2012, including $182 million and $132 million of cash and short-term investment balances held in wholly-owned foreign subsidiaries related to earnings indefinitely invested outside the United States as well as $304 million and $309 million of majority-owned subsidiaries, most of which is also indefinitely invested outside the United States; and our $1 billion revolving credit facility, which expires in November 2017. As of September 30, 2013, $981 million was available under the facility representing the total $1 billion facility less $19 million of outstanding stand-by letters of credit. The revolving credit facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points, and the commitment fee on undrawn amounts at 20 basis points as of September 30, 2013.

Our credit ratings are periodically reviewed by rating agencies. As of September 30, 2013, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.

Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital related to merchant hotel transactions will positively impact operating cash flows. However, we are using both the merchant model and the agency model in many of our markets. If the merchant hotel model declines relative to our other business models that generally consume working capital such as agency hotel, managed corporate travel or media, or if there are changes to the merchant model or booking patterns which compress the time of receipts of cash from travelers to payment to suppliers, such as with mobile bookings via smartphones, our overall working capital benefits could be reduced, eliminated, or even reversed.

For example, we have continued to see positive momentum in the global roll out of the ETP program first launched in 2012. As this program continues to expand, and depending on relative supplier and traveler adoption rates and customer payment preferences, among other things, the scaling up of ETP will negatively impact near term working capital cash balances, cash flow, the relative liquidity during the transition and hotel revenue margins.

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

As of September 30, 2013, we had a deficit in our working capital of $1.0 billion, compared to a deficit of $368 million as of December 31, 2012. The change in deficit was primarily due to financing and investing activities, including business acquisitions and share repurchases during the nine months ended September 30, 2013.

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

Our cash flows are as follows:

	Nine months ended September 30,
	2013	2012	$ Change
	(In millions)
Cash provided by (used in) continuing operations:
Operating activities	$975	$1,454	$(479)
Investing activities	(537)	(673)	136
Financing activities	(320)	(154)	(166)
Net cash provided by (used in) discontinued operations	14	(8)	22
Effect of foreign exchange rate changes on cash and cash equivalents	(30)	6	(36)

For the nine months ended September 30, 2013, net cash provided by operating activities decreased by $479 million primarily due to lower benefits from working capital resulting from a decrease in the rate of growth in our merchant hotel business compared to the prior year period as well as an increase in general excise tax assessments and income tax payments.

For the nine months ended September 30, 2013, cash used in investing activities increased by $136 million primarily due to an increase of cash used for acquisitions of $342 million, an increase in capital expenditures of $58 million, which includes a 50% ownership interest in an aircraft for which we paid $24 million, partially offset by $199 million of cash provided by net sales in the current year period compared to $287 million of cash used in net purchases in the prior year period as well as higher cash provided by the net settlement of currency forwards of $49 million.

Cash used in financing activities for the nine months ended September 30, 2013 primarily included cash paid to acquire shares of $356 million, including the repurchased shares under the 2012 authorization discussed below, and $56 million cash dividend payment, partially offset by $68 million of proceeds from the exercise of options and employee stock purchase plans as well as the issuance of treasury stock. Cash used in financing activities for the nine months ended September 30, 2012 primarily included cash paid to acquire shares of $366 million, including the repurchased shares under the authorizations discussed below, as well as $42 million cash dividend payments, partially offset by $233 million of proceeds from the exercise of equity awards, including the warrants discussed below.

In 2010, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. This authorization was exhausted in the second quarter of 2012. In 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 20 million outstanding shares of our common stock. During the nine months ended September 30, 2013 and 2012, we repurchased, through open market transactions, 6.3 million and 9.9 million shares under these authorizations for a total cost of $348 million and $351 million, excluding transaction costs. As of September 30, 2013, 11.7 million shares remain authorized for repurchase under the 2012 authorization with no fixed termination date for the repurchases. Subsequent to the end of the third quarter of 2013, we repurchased an additional 1.7 million shares for a total cost of $87 million, excluding transaction costs, representing an average purchase price of $52.06 per share.

In the first nine months of 2013 and 2012, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Nine months ended September 30, 2013:
February 5, 2013	$0.13	March 11, 2013	$17,983	March 28, 2013
April 24, 2013	0.13	May 30, 2013	17,638	June 19, 2013
July 24, 2013	0.15	August 28, 2013	20,459	September 18, 2013
Nine months ended September 30, 2012:
February 9, 2012	$0.09	March 12, 2012	$12,204	March 30, 2012
April 25, 2012	0.09	May 30, 2012	12,205	June 19, 2012
July 25, 2012	0.13	August 28, 2012	18,061	September 18, 2012

In addition, on October 28, 2013, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.15 per share of outstanding common stock payable on December 12, 2013 to stockholders of record as of the close of business on November 21, 2013. Future declarations of dividends are subject to final determination of our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency for the nine months ended September 30, 2013, compared to the same period in 2012, showed a net change of $36 million reflecting depreciations in foreign currencies in the current year period compared to appreciations in foreign currencies in the prior year period.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

In conjunction with our marketing agreement with Travelocity, we have agreed to certain put/call rights whereby we may acquire or Sabre may sell to us certain assets relating to the Travelocity business. The put right held by Sabre may be exercised during the first 24 months of the arrangement only upon the occurrence of certain triggering events primarily related to the implementation of the solution, which are outside the control of Sabre. The occurrence of such events is not considered probable. After the 24 month period, the put right is only exercisable for a limited period of time in 2016 at a discount to fair market value. The call right held by Expedia is exercisable at any time during the term of the arrangement the value of which, if exercised, is not expected to exceed fair value.

There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2012. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of September 30, 2013 or December 31, 2012.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 11 — Related Party Transactions in the notes to the consolidated financial statements.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material changes in our market risk during the three and nine months ended September 30, 2013. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. The following are developments regarding such legal proceedings:

Class Action Litigation

Canadian Class Action Litigation. On May 8, 2013, the court dismissed Expedia Canada Corporation from the lawsuit. On June 7, 2013, Expedia, Inc. filed a notice of motion for summary judgment on the remaining claims in the case. The court has scheduled a hearing on that motion for March 26, 2014.

Securities Class Action

Manriquez v. Expedia. On August 27, 2013, a purported shareholder class action, Manriquez v. Expedia, et al., Case No. 2:13-cv-01535, was commenced in the United States District Court for the Western District of Washington against Expedia, Inc., and certain of its officers, alleging violations of the federal securities laws. Since then, a second lawsuit containing substantially similar allegations has been filed, Thomas v. Expedia, et al., Case No. 2:13-cv-01735 (Western District Washington). The complaints generally allege that the Company misrepresented or failed to disclose adverse information relating to its commercial relationship with TripAdvisor and the financial performance of Hotwire. The complaints purport to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek damages in an unspecified amount. The plaintiffs seek to bring the actions on behalf of a class of shareholders who, in the aggregate, purchased Expedia common stock between July 27, 2012 and July 25, 2013. On October 28, 2013, the Policeman’s Annuity and Benefit Fund of Chicago filed a motion for consolidation, appointment as lead plaintiff and approval of selection of counsel.

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of Atlanta Litigation. On September 30, 2013, the court granted summary judgment in favor of the online travel companies on all of the city’s remaining common law claims and maintained its ruling that online travel companies are not liable for past occupancy taxes.

City of Gallup, New Mexico Litigation. On October 4, 2013, the court preliminarily approved the parties’ settlement in principle. A hearing before the court for final approval of the settlement is set for November 19, 2013.

Village of Rosemont, Illinois Litigation. The parties have entered into a settlement agreement. On August 6, 2013 the court dismissed the lawsuit.

Leon County, Florida et al. Litigation. On September 10, 2013, the Florida Supreme Court informed the parties that it will review the decision of the court of appeals that affirmed the trial court’s decision that online travel companies are not liable for hotel occupancy taxes.

Leon County v. Expedia, Inc. Florida Department of Revenue Litigation. On August 16, 2013, the court of appeals affirmed the trial court’s dismissal of all claims on the basis that Leon County does not have the right to seek recovery of state taxes for hotel occupancy. On October 9, 2013, plaintiff’s motion for rehearing en banc, for certified question of great public importance and for written opinion was denied. On October 21, 2013, plaintiffs filed a petition to invoke discretionary review of the Florida Supreme Court.

Hamilton County, Ohio et al. Litigation. On August 30, 2013, the court granted the online travel companies’ motion for summary judgment holding that online companies are not liable for hotel occupancy taxes. The counties did not appeal the court’s ruling.

State of Montana Litigation. The parties have filed cross-motions for summary judgment on both lodging and car rental taxes. A hearing on those motions is scheduled for December 5, 2013.

Montgomery County Litigation. The Expedia companies and the county have reached a settlement in principle.

Part II. Item 1. Legal Proceedings

City of Warrenville/City of Bedford Park, Illinois Litigation. The online travel companies removed the case to federal district court. On September 13, 2013, the online travel companies filed a motion to dismiss plaintiffs’ common law claims.

Pine Bluff, Arkansas Litigation. On October 10, 2013, the Arkansas Supreme Court affirmed the lower court’s order granting class certification.

In addition, the following new case has been filed:

City of Columbia, South Carolina, et al. Litigation. On July 26, 2013, the City of Columbia, South Carolina on behalf of itself and other local governments in the state of South Carolina filed a lawsuit in state court against a number of online travel companies, including the Expedia Subsidiaries. City of South Carolina, et al. v. Hotelguides, Inc., et al., Case No. 2013-CP-10-4368 (In the Court of Common Pleas Ninth Judicial Circuit). The complaint alleges claims for conversion, voluntary undertaking to collect tax pursuant to hotel tax ordinances, contractual undertaking to collect taxes pursuant to hotel tax ordinances, existence or imposition of trust and/or constructive trust, unjust enrichment, demand for legal accounting, and civil conspiracy.

State of New Hampshire Litigation. On October 16, 2013, the State of New Hampshire filed a lawsuit against a number of online travel companies, including Hotels.com, Expedia, Hotwire and Egencia, State of New Hampshire v. Priceline.com, et al., Case No. 217-2013-CV-00613 (Merrimack Superior Court, New Hampshire). The complaint alleges claims for declaratory judgment, injunctive relief, violation of state meals and rooms tax law, violation of Consumer Protection Act, breach of fiduciary duty, accounting, conversion, unjust enrichment, assumpsit for money had and received, civil conspiracy, and constructive trust.

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes, which are listed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

The Company believes that the hotel occupancy tax and consumer class action claims discussed above lack merit and will continue to defend vigorously against them.

Actions Filed by Expedia

New York City Litigation. On October 9, 2013, the New York Court of Appeals heard oral argument on the city’s appeal of the First Appellate Division of the New York Supreme Court decision that the city’s amendment of its hotel occupancy tax ordinance exceeded the scope of the city’s taxing authority.

State of Wyoming Litigation. The Wyoming Supreme Court will hear oral argument regarding the online travel companies’ appeal of the Wyoming Board of Equalization ruling that online travel companies are liable for hotel occupancy taxes on November 21, 2013.

Hawaii Tax Court Litigation (Transient Accommodations Tax). On May 20, 2013, the state issued final assessments against the Expedia Subsidiaries, for transient accommodations tax that the state claims are due for the year 2012. On August 19, 2013, the state filed a notice of appeal challenging the tax court decision that online travel companies do not owe transient accommodation taxes. See discussion of “Other Tax Litigation” below for information relating to General Excise Tax.

City of Portland, Oregon Litigation. The trial date of October 14, 2013 has been stricken and no new court date has been set.

State of Oregon Litigation. On September 27, 2013, Expedia, Hotels.com, Hotwire and the other online travel companies filed a lawsuit in the Oregon Tax Court against the Oregon Department of Revenue. Expedia, Inc. et al. v. Oregon Department of Revenue, Case No. TC 5196 (Oregon Tax Court, September 27, 2013). The complaint asserts claims for declaratory judgment challenging the constitutionality of HB 2656, signed into law on July 2, 2013, which amended the state transient lodging tax statute, and the applicability of that law to amounts charged by the online travel companies for their services.

Part II. Item 1. Legal Proceedings

Other Tax Litigation

Hawaii Tax Court Litigation (General Excise Tax). On August 12, 2013, the tax court held that the online travel companies are liable for interest on penalties. On September 11, 2013, the online travel companies filed a notice of appeal.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

During 2012, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. A summary of the repurchase activity for the third quarter of 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, except per share data)
July 1-31, 2013	—	$—	—	16,065
August 1-31, 2013	—	—	—	16,065
September 1-30, 2013	4,331	51.04	4,331	11,734

Total	4,331	$51.04	4,331

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

October 30, 2013	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer