Form 10-K
period 2013-12-31
Expedia, Inc.
filed 2014-02-07
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2013, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $6,478,366,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at January 24, 2014 were approximately,
Common stock, $0.0001 par value per share	116,658,473 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (Proxy Statement)	Part III

Expedia, Inc.

Form 10-K

For the Year Ended December 31, 2013

Expedia, Inc.

Form 10-K

For the Year Ended December 31, 2013

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

Management Overview

General Description of our Business

Expedia, Inc. is an online travel company, empowering business and leisure travelers through technology with the tools and information they need to efficiently research, plan, book and experience travel. We seek to grow our business through a dynamic portfolio of travel brands, including our majority-owned subsidiaries that feature the world’s broadest supply portfolio — including more than 260,000 hotels in 200 countries, 400 airlines, packages, rental cars, cruises, as well as destination services and activities. Travel suppliers distribute and market products via our traditional desktop offerings, as well as through new distribution channels including mobile and social media, our private label business and our call centers in order to reach our extensive, global audience, including the approximately 60 million unique visitors that visit our sites on a monthly basis.

Our portfolio of brands includes:

•	Expedia.com®, a full service online travel agency with sites in 31 countries;

•	Hotels.com®, a hotel-only booking service with more than 85 sites worldwide;

•	Hotwire.com®, a discount travel provider with sites in 12 countries;

•	Expedia® Affiliate Network (“EAN”), which powers travel for some of the world’s largest travel and non-travel brands, as well as more than 10,000 active affiliates worldwide;

•	Classic Vacations®, a luxury travel specialist;

•	Expedia Local Expert® (“LX”), a destination services and concierge services provider;

•	Expedia® CruiseShipCenters®, with home-based agents and retail locations in the United States and Canada;

•	Egencia®, the world’s fifth largest corporate travel management company;

•	eLong™, Inc. (“eLong”), China’s second largest online travel company;

•	Venere.com™, a European online hotel specialist; and

•	trivago GmbH (“trivago”), a Dusseldorf, Germany-based leading hotel metasearch company with sites in 40 countries.

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

Summary of the Spin-Off of TripAdvisor, Inc.

On December 20, 2011, following the close of trading on the Nasdaq Stock Market, Expedia completed the spin-off of TripAdvisor, Inc. (“TripAdvisor”), a Delaware corporation, to Expedia stockholders. We refer to this transaction as the “spin-off.” TripAdvisor consists of the domestic and international operations previously associated with Expedia’s TripAdvisor Media Group and is now a separately traded public company, trading under the symbol “TRIP” on The Nasdaq Global Select Market. Expedia continues to own and operate our remaining businesses — the domestic and international operations of our travel transaction brands — as a separately traded public company, trading under the symbol “EXPE” on The Nasdaq Global Select Market.

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

Equity Ownership and Voting Control

As of December 31, 2013, there were 116,886,137 shares of Expedia common stock and 12,799,999 shares of Expedia Class B common stock outstanding. Expedia stockholders are entitled to one vote for each share of common stock and ten votes for each share of Class B common stock outstanding. As of December 31, 2013, Liberty Interactive Corporation (“Liberty”), through a wholly-owned subsidiary, held approximately 9% of Expedia’s outstanding common stock and 100% of Expedia’s outstanding Class B common stock (or, assuming conversion of all shares of Class B common stock into shares of common stock, held 18% of Expedia’s outstanding common stock). As of such date, Barry Diller, Chairman and Senior Executive of Expedia (through his own holdings and holdings of Liberty, over which Mr. Diller generally has voting control pursuant to an irrevocable proxy granted by Liberty under the Stockholders Agreement described below) controlled approximately 58% of the outstanding total voting power of Expedia.

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

Market Opportunity & Business Strategy

Expedia is the largest online travel company in the world, yet our gross bookings represent only about 4% of total worldwide travel spending. PhoCusWright estimates global travel spending at over $1 trillion, with an increasing share booked through online channels each year. We have amassed, and continue to build, a broad and deep supply portfolio which today includes more than 260,000 hotels, 400 airlines and numerous car rental companies, cruise companies and other travel suppliers. During the year, a monthly average of approximately 60 million unique visitors come to our sites to research, plan and book travel. In addition, mobile phones and tablets are increasingly being used by our customers to search for and book travel, and through December 31, 2013, there were over 90 million global downloads of our mobile applications across our brands.

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

Portfolio of Brands

Expedia operates a strong brand portfolio with global reach, targeting a broad range of travelers, travel suppliers and advertisers. We know that consumers typically visit multiple travel sites prior to booking travel, and having a multi-brand strategy increases the likelihood that those consumers will visit one or more of our sites. We also market to consumers through a variety of channels, including internet search and metasearch sites, and having multiple brands appear in search results also increases the likelihood of attracting visitors, particularly in international markets, where we historically have not invested as heavily in offline brand marketing campaigns. Our brands tailor their product offerings and websites to particular traveler demographics. For example, Hotwire finds deep discount deals for the budget-minded travel shopper while our Classic Vacations brand targets high-end, luxury travelers. Brand Expedia spans the widest swath of potential customers with travel options across a broad value spectrum, while our Hotels.com brand focuses specifically on a hotel only product offering.

Brand Expedia. Our Expedia-branded websites, including Expedia.com in the United States, make a large variety of travel products and services available directly to travelers through full-service websites in 31 countries across the globe. Brand Expedia serves many different types of travelers, from families booking a summer vacation to individual travelers arranging a quick weekend getaway, as well as unmanaged business travelers. Travelers can search for, compare information about (including pricing, availability and traveler reviews) and book travel products and services on Expedia-branded websites, including airline tickets, lodging, car rentals, cruises and many destination services — such as airport transfers, local attractions and tours — from a large number of suppliers, on both a stand-alone and package basis. In the Asia Pacific region, under a joint venture which was launched on July 1, 2011, Brand Expedia partners with low-cost airline AirAsiaTM allowing Expedia sites to be the only official third party online distribution channel for AirAsia content. We hold a 50% ownership interest in the joint venture, which is accounted for under the equity method. The results of the Expedia-branded websites contributed to the joint venture are not consolidated within Expedia’s results of operations as of the joint venture’s launch. AirAsia owns the remaining 50% interest and contributed its AirAsiaGo and GoRooms businesses. As part of an exclusive, long-term strategic marketing agreement with Travelocity signed during the third quarter of 2013, Brand Expedia will power the technology platforms for Travelocity’s existing websites in the United States and Canada, while providing Travelocity access to Expedia, Inc. supply and customer services. During the fourth quarter of 2013, Brand Expedia launched hotel and air products on the Travelocity-branded websites for the United States and expects to complete the majority of the migration of the remaining products and the Canada website during the first half of 2014.

Hotels.com Worldwide. Hotels.com is focused entirely on marketing and distributing hotel rooms. Hotels.com, with more than 85 localized sites worldwide and market leading mobile apps on all major platforms, offers travelers a broad selection of hotel properties. Because of its single product offering, Hotels.com is often our first entry point into a region allowing us to evaluate the market opportunity prior to adding additional brands and product offerings. Welcome Rewards®, the Hotels.com loyalty program, established in 2008, offers travelers the ability to earn one free night for every ten nights stayed.

The Hotwire Group. Hotwire offers a travel booking service that matches flexible, price-sensitive travelers with suppliers who have excess seats, rooms and cars they offer at lower rates than retail. Many of these deals are presented “opaquely” where the brand of the travel supplier is not revealed until after the customer books. Hotwire travelers may enjoy significant discounts by electing to book travel services without knowing certain itinerary details such as brand and exact hotel location, while suppliers create value from excess availability without diluting their core brand-loyal traveler base. Through its U.S. and international sites, Hotwire partners with leading hotel companies worldwide, brand-name domestic and international airlines, and major car rental companies in the United States. Hotwire also operates CarRentals.com™, an online car rental marketing and retail firm offering a diverse selection of car rentals direct to consumers.

Expedia Affiliate Network. Our private label and co-brand programs make travel products and services available to travelers through third-party company-branded websites, including some of the leading regional online travel companies. The products and services made available through EAN are substantially similar to those made available on Expedia-branded and Hotels.com-branded websites. We generally compensate participants in co-branded and private label programs on a revenue or gross profit-share basis. We also leverage private label platforms to make Expedia and Hotels.com-branded sites available in certain international points of sale.

Egencia. Our full-service travel management company offers travel products and services available to corporations and corporate travelers. Egencia maintains a global presence in more than 60 countries across North America, Europe and Asia Pacific. Egencia provides, among other things, centralized booking tools for employees of its corporate customers, unique supply targeted at business travelers, and consolidated reporting for global, large and “SME” (small and medium size enterprise) business segments. Egencia charges its corporate clients account management fees, as well as transactional fees for making or changing bookings. In addition, Egencia provides on-site agents to some corporate clients to more fully support the account. Egencia also offers consulting and meeting management services. We believe the corporate travel sector represents a significant opportunity for Expedia through Egencia’s compelling technology solution for businesses seeking to optimize travel costs and improve employees’ travel experiences by moving the focus of the corporate travel program online versus the traditional call center approach. We intend to continue investing in and expanding the geographic footprint and technology infrastructure of Egencia as evidenced by the acquisitions of VIA Travel, a travel management company in the Nordics, during 2012 as well as Travelforce® and Traveldoo™ during 2011.

eLong. Expedia’s majority-owned online hotel and air travel service company, based in Beijing, China, specializes in travel products and services in China with a particular focus on driving online hotel bookings. eLong uses web-based distribution technologies, mobile apps and websites, and 24-hour call centers to provide consumers with the ability to make hotel reservations at more than 70,000 hotels in China and, through Expedia, hotels in countries worldwide. eLong also offers air ticketing and other travel related information and services. Travelers can access eLong travel products and services through its websites, including www.elong.com and www.elong.net. During 2013, eLong shifted the focus of its distribution strategy to better address China’s rapidly expanding mobile travel market. The mobile hotel strategy involves continual upgrades to eLong’s mobile user experience in an effort to encourage traffic to that channel. eLong, Inc. is a listed company, with American Depository Shares which trade on the Nasdaq Global Select Market under the symbol “LONG.”

Venere. Our Venere website, www.venere.com, lists hotel properties in hundreds of locations around the world and provides hotel partners with geographically diverse sources of demand. Venere primarily uses direct agency-based relationships with hotels worldwide ensuring it can offer customers best-value rates.

trivago. trivago is our majority-owned hotel metasearch company, based in Dusseldorf, Germany, featuring price comparison from more than 750,000 hotels on over 200 booking sites worldwide. Officially launched in 2005, trivago is already one of the best known travel brands in Europe operating in 40 different countries serving more than 45 million visitors each month.

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

Expedia Local Expert. Our Expedia Local Expert network offers online and face-to-face personalized recommendations and assistance in booking events, activities, tours, attractions and other services that travelers seek in their destinations. With access to a rich portfolio of thousands of tours and adventures, LX can be found on 27 Expedia-branded websites, and operates more than 100 concierge and activity desks in major resort destinations.

Expedia CruiseShipCenters. Expedia CruiseShipCenters is a leading seller of cruises and vacations. The franchise company has 180 retail locations across North America, a team of nearly 4,000 professionally-trained vacation consultants and a searchable online database of more than 50,000 staterooms.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. They each operate a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched new global platforms for Hotels.com and Brand Expedia, enabling us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates, for those brands. Most recently, Expedia signed an agreement to power the technology, supply, and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a

majority share of eLong, which is the second largest online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Europe. Egencia, our corporate travel business, operates in more than 60 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. We also partner in a 50/50 joint venture with AirAsia — a low cost carrier serving the Asia-Pacific region — to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. In 2013, approximately 44% of our worldwide gross bookings and 47% of worldwide revenue were international points of sale up from 22% for both worldwide gross bookings and revenue in 2005. We have a stated goal of driving more than half of our revenue through international points of sale.

During March 2013, we completed our majority acquisition of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is already one of the best known travel brands in Europe. trivago will continue to operate independently, and plans to rapidly grow revenue through global expansion, including aggressive expansion into the United States and Canada.

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

New Channel Penetration. Today, the vast majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile/tablet applications that are receiving strong reviews and solid download trends. We believe mobile bookings via smartphones present an opportunity for incremental growth as they are typically completed within one or two days of the travel or stay which is a much shorter booking window than we have historically experienced via more traditional online booking methods. During the last year, customers’ behaviors and preferences on tablet devices began to show differences from trends seen on smartphones. For example, the booking window on a smartphone typically is much shorter than the emerging trend on the tablet device and historical average on a desktop or laptop. We also believe mobile will represent an efficient marketing channel given the opportunity for direct traffic acquisition and repeat customers, particularly through mobile applications. We have a stated goal of booking 20% of our transactions through mobile devices before the end of 2014.

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

For transactions where we act as merchant of record, we generally have certain latitude to establish prices charged to travelers (as compared to agency transactions). Also, we generally negotiate supply allocation and pricing with our suppliers, which often enables us to achieve a higher level of net revenue per transaction as compared to that provided through the agency model. Today, the majority of our merchant revenue primarily relates to hotel bookings. As part of the introduction of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs. Therefore, the global rollout of ETP has negatively impacted the margin of revenue we earn per booking and we expect will continue to do so in the future. In addition, as we continue to expand the breadth and depth of our global hotel offering and continue to roll out ETP, we have made and expect to continue to make adjustments to our economics in various geographies including changes based on local market conditions. Based on these dynamics, we expect our revenue per room night to remain under pressure in the future.

Through our Expedia-branded websites, travelers can dynamically assemble multiple component travel packages in a single transaction at a lower price as compared to booking each component separately. Packages assembled by travelers through the packaging model on these websites primarily include a merchant hotel component and an air or car component. Travelers select packages based on the total package price, without being provided component pricing. The use of the merchant travel components in packages enables us to make certain travel products available at prices lower than those charged on an individual component basis by travel suppliers without impacting their other models. In addition, we also offer third-party pre-assembled package offerings, primarily through our international points of sale, further broadening our scope of products and services to travelers. We expect the package product to continue to be marketed primarily using the merchant model.

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

Distribution Partners. GDSs, also referred to as computer reservation services, provide a centralized, comprehensive repository of travel suppliers’ ‘content’ — such as availability and pricing of seats on various airline point-to-point flights, or ‘segments.’ The GDSs act as intermediaries between the travel suppliers and travel agencies, allowing agents to reserve and book flights, rooms or other travel products. Our relationships with GDSs primarily relate to our air business. We use Sabre, Amadeus and Travelport as our GDS segment providers in order to ensure the widest possible supply of content for our travelers.

Marketing and Promotions

Our marketing programs are intended to build and maintain the value of our various brands, drive traffic and ultimately bookings through our various brands and businesses, optimize ongoing traveler acquisition costs and strategically position our brands in relation to one another. Our long-term success and profitability depends on our continued ability to maintain and increase the overall number of traveler transactions flowing through our brand and shared global platforms in a cost-effective manner, as well as our ability to attract repeat customers to our sites.

Our marketing channels primarily include online advertising including search engine marketing and optimization as well as meta-search, social media sites, such as Facebook and Twitter, offline advertising, loyalty programs and direct and/or personalized traveler communications on our websites as well as through direct e-mail communication with our travelers. Our marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from our travel suppliers based on our supplier relationships. Our traveler loyalty programs include Welcome Rewards on Hotels.com global websites and Expedia Rewards on Expedia.com. The cost of these two loyalty programs is recorded as a reduction of revenue in our financial statements.

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

Additionally, we are subject to consumer protection, data privacy and competition laws and regulations around the world that are not specific to the travel industry. Some of these laws and regulations have not historically been applied in the context of online travel companies, so there can be uncertainty regarding how these requirements relate to our various business models.

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

Employees

As of December 31, 2013, we employed approximately 14,570 full-time and part-time employees, including approximately 3,490 employees of eLong. We believe we have good relationships with our employees, including relationships with employees represented by works councils or other similar organizations.

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

The market for the services we offer is increasingly and intensely competitive. We compete with both established and emerging online and traditional sellers of travel-related services, including:

•	online travel agencies,

•	travel suppliers, including hotels and air,

•	large online portal and search companies,

•	travel metasearch engines,

•	traditional travel agencies, wholesalers and tour operators,

•	travel content sites and mobile applications including traveler review sites,

•	corporate travel management service providers,

•	operators of travel industry reservation databases, and

•	private shopping websites.

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

Search engines: We also face increasing competition from search engines like Google, Bing and Yahoo! Search. To the extent that these leading search engines that have a significant presence in our key markets disintermediate online travel agencies or travel content providers by offering comprehensive travel planning, shopping or booking capabilities, or increasingly refer those leads to suppliers directly or other favored partners, increase the cost of traffic directed to our websites, or offer the ability to make transactions on their own website, there could be a material adverse impact on our business and financial performance. For example, since 2011 these search engines increased their focus on acquiring or launching flight and hotel search products that provide increasingly comprehensive travel planning content, comparable to OTAs. To the extent these actions have a negative effect on our search traffic, our business and financial performance could be adversely affected.

In addition, our websites, or websites in which we hold a significant ownership position, including trivago-branded websites, compete for advertising revenue with these search engines, as well as with large internet portal sites that offer advertising opportunities for travel-related companies. Several of these competitors have significantly greater financial, technical, marketing and other resources and large client bases. We expect to face additional competition as other established and emerging companies enter the online advertising market. Competition could result in higher traffic acquisitions costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites.

Travel metasearch engines and content aggregators: Travel metasearch websites, including Kayak.com (a subsidiary of Priceline), trivago (a majority-owned subsidiary of Expedia) and Qunar in China, as well as travel research sites that have search functionality, such as TripAdvisor, aggregate travel search results for a specific itinerary across supplier, travel agent and other websites. In addition, some metasearch sites, such as Kayak.com, TripAdvisor and Qunar in China, offer consumers the ability to make reservations directly on their websites. To the extent metasearch websites limit our participation within their search results, or consumers utilize the metasearch website for travel services instead of ours, our traffic-generating arrangements could be affected in a negative manner, or we may be required to increase our marketing costs to maintain market share, either of which could have an adverse effect on our business and results of operations. In addition, as a result of our acquisition of a majority ownership interest in trivago, we also now compete more directly with other metasearch engines and content aggregators for advertising revenue. To the extent that trivago’s ability to aggregate travel search results for a specific itinerary across supplier, travel agent and other websites is hampered, whether due to its affiliation with us or otherwise, trivago’s business and results of operations could be adversely affected and the value of our investment in trivago could be negatively impacted.

Corporate travel providers: Egencia, our full-service corporate travel management company, competes with online and traditional corporate travel providers as well as vendors of corporate travel and expense management software and services. Some of these competitors may have more financial resources, greater name recognition, well-established client bases, or a broader global presence, which may make it difficult for us to retain or attract new corporate travel clients.

Mobile platform travel applications: Mobile platforms, including smartphones and tablet computers, have rapidly emerged and are continuing to grow significantly. The emergence and improved functionality of mobile platforms has led to an increased use by consumers of standalone applications to research and book travel. If we are unable to offer innovative, user-friendly, feature-rich mobile applications for our travel services, along with effective marketing and advertising, or if our mobile applications are not used by consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

Social media websites: Social media websites, including Facebook.com, continue to develop search functionality for data included within its website, which may in the future develop into an alternative research and booking resource for travelers, resulting in additional competition from new competitors.

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

For example, during 2012, Expedia introduced the ETP program to hotel suppliers in the United States and Europe and is now in the process of rolling the program out globally. ETP offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay. As part of the introduction of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs. Therefore, the global rollout of ETP has begun to negatively impact the margin of revenue we earn per booking and will continue to do so in the future. In addition, as we continue to expand the breadth and depth of our global hotel offering and continue to roll out ETP, we have made and expect to continue to make adjustments to our economics in various geographies including changes based on local market conditions, each of which may also negatively impact the margin of revenue we earn per booking in the future. Depending on relative supplier and traveler adoption rates and customer payment preferences, among other things, the introduction of ETP could also negatively impact our near term working capital cash balances, cash flow over time and liquidity.

Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.

We increasingly utilize internet search engines such as Google, principally through the purchase of travel-related keywords, to generate traffic to our websites. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a significant amount of traffic is directed to our websites through our participation in pay-per-click and display advertising campaigns on search engines, including Google, travel metasearch engines, including Kayak, and internet media properties, including TripAdvisor. Pricing and operating dynamics for these traffic sources can experience rapid change, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, alter its search algorithms or results causing a website to place lower in search query results. If a major search engine changes its algorithms or results in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites or that of our third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent.

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

For example, beginning in 2008, domestic and global economic conditions deteriorated rapidly resulting in increased unemployment and a reduction in available budgets for both business and leisure travelers, which slowed spending on the services we provide and had a negative impact on our revenue growth. More recently, during 2012, several Eurozone countries experienced deteriorating credit and economic conditions, which and also resulted in significant devaluation of the Euro relative to other currencies such as the U.S. dollar, which in turn had a negative impact on our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. dollars. Further economic weakness and uncertainty may result in significantly decreased spending on our services by both business and leisure travelers, which may have a material adverse impact on our business and financial performance. Current sovereign debt and economic issues in several European countries, the recent shutdown of the U.S. government, worry over extending the debt ceiling in the United States and concern about the impact of the pullback in the U.S. Federal Reserve’s quantitative easing program, are all examples of events that contribute to a somewhat uncertain economic environment, which could have a negative impact on the travel industry in the future.

Our business is also sensitive to fluctuations in hotel supply, occupancy and average daily rates (“ADRs”), decreases in airline capacity, periodically rising airline ticket prices, or the imposition of taxes or surcharges by regulatory authorities, all of which we have recently experienced. For example, the significant decline in ADRs, which began in late 2008 and continued through 2009, negatively impacted our hotel booking revenue. In addition, ADRs on our websites in both 2008 and 2009 declined faster than in the overall travel industry due to a number of factors including the increased use of our distribution channels for promotional activities by hotels. To the extent ADRs decline in the future, our hotel booking revenue may be negatively impacted.

Other factors that could negatively affect our business include:

•	Air fare increases, including increases driven by higher oil prices;

•	Continued air carrier consolidation;

•	Reduced access to discount airfares;

•	Travel-related strikes or labor unrest, bankruptcies or liquidations;

•	Incidents of actual or threatened terrorism;

•	Periods of political instability or geopolitical conflict in which travelers become concerned about safety issues;

•	Natural disasters or events such as severe weather conditions, volcanic eruptions, hurricanes or earthquakes;

•	Travel-related accidents or the grounding of aircraft due to safety concerns; and

•	Health-related risks, such as the H1N1, SARs and avian flu outbreaks.

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

We invest considerable financial and human resources in our brands in order to retain and expand our customer base. We expect that the cost of maintaining and enhancing our brands will continue to increase due to a variety of factors, including increased spending from our competitors, promotional and discounting activities, the increasing costs of supporting multiple brands and the impact of competition among our multiple brands, expansion into geographies and products where our brands are less well known, inflation in media pricing including search engine keywords and the continued emergence and relative traffic share growth of search engines and metasearch engines as destination sites for travelers. For example, during 2013, Booking.com, trivago and TripAdvisor launched offline advertising campaigns in the United States for the first time thus increasing the number of participants in the travel advertising space, increasing competition for share of voice and we expect this activity to continue and expand globally in the future. We are also pursuing and expect to continue to pursue long-term market share growth opportunities in certain markets which have had and may continue to have a negative impact on our overall marketing efficiency.

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

Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings. The emergence of alternative platforms such as smartphone and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms have, and will continue to, require new and costly investments in technology. We may not be successful, or less successful than our current or new competitors, in developing technology that operates effectively across multiple technologies and platforms and that is appealing to consumers, either of which would negatively impact our business and financial performance. New developments in other areas, such as cloud computing and software as service providers, could also make it easier for competition to enter our markets due to lower up-front technology costs.

In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. We have been engaged in a multi-year effort, to migrate key portions of our consumer, affiliate, and corporate travel sites and back office application functionality to new technology platforms to enable us to improve conversion, introduce innovation more rapidly, achieve better search engine optimization and improve our site merchandising and transaction processing capabilities, among other anticipated benefits. These migrations have been in the past, and may continue to be in the future, more time consuming and expensive than originally anticipated, and the resources devoted to those efforts have adversely affected, and may continue to adversely affect, our ability to develop new site innovations. In addition, during the migration process the sites may experience reduced functionality and decreases in conversion rates. Also, we may be unable to devote financial resources to new technologies and systems in the future. Overall, these implementations and systems enhancements may not achieve the desired results in a timely manner, to the extent anticipated, or at all. If any of these events occur, our business and financial performance could suffer.

Our international operations involve additional risks and our exposure to these risks will increase as our business expands globally.

A large and growing portion of our revenue is derived from our international operations. We operate in a number of jurisdictions outside of the United States and intend to continue to expand our international presence. As we have expanded globally, our international (non-U.S.) revenue increased from 39% in 2010 to 47% in 2013. In foreign jurisdictions, we face complex, dynamic and varied risk landscapes. As we enter countries and markets that are new to us, we must tailor our services and business models to the unique circumstances of such countries and markets, which can be complex, difficult, costly and divert management and personnel resources. Our failure to adapt our practices, systems, processes and business models effectively to the traveler and supplier preferences of each country into which we expand could slow our growth. For example, to compete in certain international markets we have in the past, and may in the future, adopt locally-preferred payment methods, which has increased our costs and instances of fraud. Certain international markets in which we operate have lower margins than more mature markets, which could have a negative impact on our overall margins as our revenues from these markets grow over time.

In addition to the risks outlined elsewhere in this section, our international operations are also subject to a number of other risks, including:

•	Local economic or political instability;

•	Threatened or actual acts of terrorism;

•	Regulatory requirements, including the Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•	Our ability to comply with additional U.S. laws applicable to U.S. companies operating internationally as well as local laws and regulations;

•	Weaker enforcement of our contractual rights;

•	Lower levels of credit card usage and increased payment and fraud risk;

•	Longer payment cycles, and difficulties in collecting accounts receivable;

•	Increased risk and limits on our ability to enforce intellectual property rights;

•	Preferences by local populations for local providers;

•	Restrictions on, or adverse tax and other consequences related to, the withdrawal of non-U.S. investments, cash balances and earnings;

•	Currency exchange restrictions or costs;

•	Restrictions on our ability to repatriate cash as well as restrictions on our ability to invest in our operations in certain countries;

•	Exchange rate fluctuations and the risks and costs inherent in hedging such exposures;

•	Financial risk arising from transactions in multiple currencies;

•	Slower adoption of the internet as an advertising, broadcast and commerce medium in those markets as compared to the United States;

•	Our ability to support new technologies, including mobile devices, that may be more prevalent in international markets;

•	Regulatory, contractual and other limitations and costs of operating in international markets as a non-local company;

•	Difficulties in managing staffing and operations due to distance, time zones, language and cultural differences; and

•	Uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of precedent.

We are subject to particular risks and uncertainties relating to our operations in China, which we conduct primarily through eLong, which is a leading online travel service provider in China and is a separately listed company on Nasdaq. The success of eLong and of our other current and future business and investments in China is subject to commercial risks relating to the highly dynamic and increasingly competitive market in China. Our business and investments in China are also subject to numerous risks and significant uncertainties regarding the application, development and interpretation of China’s laws and regulations, which could limit the legal protections available to us. Moreover, we cannot predict the effect of future developments in China’s legal system, including the introduction of new laws, changes to existing laws or the interpretation or enforcement of current or future laws and regulations in areas such as the travel industry, the internet and online commerce, foreign investment, taxation, labor, and foreign currency exchange. In addition, Chinese law restricts foreign investment in areas including air-ticketing, travel agency, internet content provision and telecommunications, and requires certain licenses and permits related to our business to be held by legal entities owned by PRC citizens or Chinese-owned companies, rather than our subsidiaries. Although we have established effective control over such Chinese entities through a series of agreements future developments in the interpretation or enforcement of Chinese laws and regulations or a dispute relating to these agreements could adversely affect our control over, and the operations of, our businesses in China. Capitalization of our Chinese entities is also subject to regulation and there can be no assurance that we can provide adequate financing for these entities or repatriate cash balances and investments. China also does not have treaties with the United States or most other western countries providing for the reciprocal recognition and enforcement of judgments of courts. As a result, court judgments obtained in jurisdictions with which China does not have such treaties may be difficult or impossible to enforce in China. As we are the controlling shareholder of eLong, we may also be subject to legal or regulatory investigations or claims relating to any alleged improper conduct or violations of U.S. law, Nasdaq, or SEC regulations or other applicable law or regulations by eLong, which may result in significant costs, fines or penalties being assessed against eLong and us. In early 2014, an SEC administrative law judge issued an initial decision censuring certain Chinese audit firms, including eLong’s external auditor, for failing to comply with document requests from the SEC, and suspending such firms from practicing before the SEC for six months. The firms in question have indicated that they intend to appeal, and the decision and the suspension will not become effective until the resolution of any such appeal. In addition, the Public Company Accounting Oversight Board (or “PCAOB”) may choose to administer sanctions or take other actions against Chinese audit firms, including eLong’s auditor, due to the inability of the PCAOB to conduct inspections of audit firms in China. If Chinese audit firms, including eLong’s external auditor, are suspended or otherwise unable to practice before the SEC or maintain registration with the PCAOB, eLong may be unable to meet the ongoing reporting requirements under the Exchange Act, which may ultimately result in eLong’s delisting from Nasdaq.

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

Many of the fundamental statutes and regulations that impose these taxes and other obligations were established before the growth of the internet and e-commerce. If the tax or other laws, rules and regulations were amended, if new unfavorable laws, rules or regulations were adopted, as has recently occurred in certain jurisdictions, or if current laws are interpreted adversely to our interests, particularly with respect to occupancy or value-added taxes or unclaimed property, the results could increase our tax payments or other obligations (prospectively or retrospectively), subject us to interest and penalties, decrease the demand for our products and services if we pass on such costs to the consumer, result in increased costs to update or expand our technical and administrative infrastructure or effectively limit the scope of our business activities if we decide not to conduct business in particular jurisdictions. As a result, these changes could have an adverse effect on our businesses or financial performance.

A number of authorities have brought lawsuits and have levied assessments asserting that we are required to collect and remit hotel occupancy or other taxes. In addition, we have in the past and may in the future be required in certain jurisdictions to pay tax assessments, which may be substantial, prior to contesting the validity of tax assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that the taxpayer believes it is subject to such taxes. For example, during 2009, we paid $48 million in advance of litigation in occupancy tax proceedings in the city of San Francisco. The city of San Francisco has also issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the travel companies, including $22 million against Expedia, Hotels.com and Hotwire. During 2013, we paid $171 million in advance of litigation in general excise tax proceedings in the state of Hawaii. The state of Hawaii has also issued additional assessments for general excise tax, penalties and interest against the online travel companies, including $40.4 million against Expedia, Hotels.com and Hotwire excluding duplicative assessments. Hotels.com is currently under audit by the State of Texas. There is a pay-to-play requirement to challenge an adverse audit result in court.

We continue to work with relevant authorities and legislators to clarify our obligations under existing, new and emerging laws and regulations.

We are involved in various legal proceedings and may experience unfavorable outcomes, which could adversely affect our business and financial condition.

We are involved in various legal proceedings and claims involving taxes, property, personal injury, contract, alleged infringement of third-party intellectual property rights, antitrust, consumer protection, securities laws, and other claims, including, but not limited to, the legal proceedings described in Part I, Item 3, Legal Proceedings. These matters may involve claims for substantial amounts of money or for other relief that might necessitate changes to our business or operations. The defense of these actions is and may continue to be both time consuming and expensive. If these legal proceedings were to result in unfavorable outcomes, it could have a material adverse effect on our business and financial performance.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance or results of operations.

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to travel licensing, the internet and online commerce, internet advertising and price display, consumer protection, competition, and privacy. Unfavorable changes or interpretations could decrease demand for our products and services, limit marketing methods and capabilities, affect our margins increase costs and/or subject us to additional liabilities.

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

We also have been subject, and we will likely be subject in the future, to inquiries from time to time from regulatory bodies concerning compliance with consumer protection, competition, and travel industry-specific laws and regulations. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. Further, if such laws and regulations are not enforced equally against other competitors in a particular market, our compliance with such laws may put us a competitive disadvantage vis-à-vis competitors who do not comply with such requirements.

The promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we provide travel services could require us to change certain aspects of our business, operations and commercial relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the company to additional liabilities.

For example, in July 2012, the United Kingdom Office of Fair Trading (“OFT”), the competition authority in the United Kingdom, issued a Statement of Objections alleging that Expedia and Booking.com entered into separate agreements with InterContinental Hotels Group PLC (“IHG”) that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The OFT limited its investigation to a small number of companies, but has stated that the investigation is likely to have wider implications for the industry within the United Kingdom. The parties have proposed to address the OFT’s concerns by offering commitments and, on January 31, 2014, the OFT announced that it had formally accepted the commitments offered by the parties, with no finding of fault or liability. The commitments provide the parties to the OFT’s case (i.e. IHG, Booking.com and Expedia) with the right to provide non-public discounts on the rate offered for room only hotel accommodation bookings at UK hotels to eligible European Economic Area resident members of the parties’ membership programs (which must meet certain minimum criteria). In addition, the commitments require Expedia and Booking.com to modify their “most favored nations” clauses, as relevant, so as not to apply to any discounting activities described in the preceding sentence. The commitments will be binding on the parties through January 31, 2016. Since July 2012, more than thirty putative class action lawsuits, which refer to the OFT’s Statement of Objections, have been initiated in the United States by consumer plaintiffs alleging claims against the online travel companies, including Expedia, and several major hotel chains for alleged resale price maintenance for online hotel room reservations. The cases have been consolidated and are currently pending in federal court.

In addition, a number of competition authorities in other European countries have initiated investigations into competitive practices within the travel industry and in particular in relation to most favored nations clauses and other contractual arrangements between hotels and online travel companies, including Expedia. These investigations differ from the OFT investigation and also differ in relation to the parties involved and the precise nature of the concerns. If we are required to significantly modify or eliminate any most favored nation clauses in our arrangements with hotels, we may not be able to offer our consumers with competitive pricing as being offered by other OTA.

We are unable at this time to predict the timing or outcome of these various investigations and lawsuits or similar future investigations or lawsuits, and their impact, if any, on our business and results of operations.

The determination of our worldwide tax provision for income taxes is subject to significant judgment, and a number of factors could have a material effect on our financial results and could increase the volatility of those results.

Due to the global nature of our business, we are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment and estimation is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are various transactions and calculations, including intercompany transactions and cross-jurisdictional transfer pricing, for which the ultimate tax determination is uncertain or otherwise subject to interpretation. We are regularly audited by U.S. and foreign tax authorities, which authorities may become more aggressive in their interpretation of applicable laws, rules and regulations over time, whether as a result of economic pressures or otherwise. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The final determination of an audit could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made.

We earn an increasing portion of our income, and accumulate a greater portion of our cash flow, in foreign jurisdictions. Repatriation of funds currently held by our subsidiaries in foreign jurisdictions may result in a higher effective tax rate and incremental cash tax payments. In addition, there are proposals for tax legislation that have been introduced or that are being considered that could have a significant adverse effect on our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. Any of these changes could affect our profitability. Our effective tax rate in the future could also be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and the discovery of new information in the course of our tax return preparation process.

We are subject to payments-related risks, including credit card fraud.

We have agreements with companies that process customer credit card transactions, the volume of which are very large and continue to grow, for the facilitation of customer bookings of travel services from our travel suppliers. These agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) or require us to post a letter of credit equal to a portion of bookings that have been processed by that company. These processing companies may be entitled to a holdback upon the occurrence of specified events, including material adverse changes in our financial condition, or for certain companies, at their discretion. An imposition of a holdback by one or more of our processing companies could materially reduce our liquidity.

Our results of operations and financial positions have been negatively affected by purchases made using fraudulent credit cards. We may be held liable for accepting fraudulent credit cards on our websites or other payment disputes with our customers, or otherwise experience increased levels of disputed credit card payments. Accordingly, we calculate and record an allowance for the resulting credit card charge backs. Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, may be negatively impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including smartphones and tablet computers, and our global expansion, including into markets with a history of elevated fraudulent activity. If we are unable to effectively combat the use of fraudulent credit cards on our websites or if we otherwise experience increased levels of disputed credit card payments, our results of operations and financial positions could be materially adversely affected.

Our stock price is highly volatile.

The market price of our common stock is highly volatile and could continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	Quarterly variations in our operating and financial results;

•	Operating and financial results that vary from the expectations of securities analysts and investors, including failure to deliver returns on technology or emerging market marketing investments;

•	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	Rating agency credit rating actions or pronouncements;

•	Reaction to our earnings releases and conference calls, or presentations by executives at investor and industry conferences;

•	Changes in our capital structure;

•	Changes in market valuations of other internet or online service companies;

•	Changes in search industry dynamics, such as key word pricing and traffic, or other changes that negatively affect our ability to generate traffic to our websites;

•	Announcements of dividends or changes in the amount or frequency of our dividends;

•	Announcements of technological innovations or new services by us or our competitors;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major travel supplier, such as an airline or hotel chain;

•	Changes in the status of our intellectual property rights;

•	Lack of success in the expansion of our business model geographically;

•	Significant claims or proceedings against us or adverse developments or decisions in pending proceedings;

•	Additions or departures of key personnel;

•	Rumors or public speculation about any of the above factors; and

•	Price and volume fluctuations in the stock markets in general.

Volatility in our stock price could also make us less attractive to certain investors, and/or invite speculative trading in our common stock or debt instruments.

We may experience constraints in our liquidity and may be unable to access capital when necessary or desirable, either of which could harm our financial position.

We are accumulating a greater portion of our cash flows in foreign jurisdictions than previously and any repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, would likely result in additional U.S. income tax expense. In addition, we have experienced, and may experience in the future, declines in seasonal liquidity and capital provided by our merchant hotel business, which has historically provided a meaningful portion of our operating cash flow and is dependent on several factors, including the rate of growth of our merchant hotel business and the relative growth of businesses which consume rather than generate working capital, such as our agency hotel, advertising and managed corporate travel businesses and payment terms with suppliers. We also continued to see positive momentum in our global roll out of the ETP program launched in 2012. As this program continues to expand, and depending on relative traveler and supplier and traveler adoption rates and customer payment preferences, among other things, the scaling of ETP has and will continue to negatively impact near term working capital cash balances, cash flow over time and liquidity.

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

We rely on computer systems to facilitate and process transactions. We have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent us from efficiently fulfilling orders or providing services to third parties. Significant interruptions, outages or delays in our internal systems, or systems of third parties that we rely upon — including multiple co-location providers for data centers, cloud computing providers for application hosting, and network access providers — and network access, or deterioration in the performance of such systems, would impair our ability to process transactions and decrease our quality of service that we can offer to our travelers. These interruptions could include security intrusions and attacks on our systems for fraud or service interruption (called “denial of service” or “bot” attacks). If we were to experience frequent or persistent system failures, our reputation and brands could be harmed.

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

Subject to the terms of a Stockholders Agreement between Mr. Diller and Liberty Interactive Corporation, Mr. Diller holds an irrevocable proxy to vote shares of Expedia stock held by Liberty. Accordingly, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty could effectively control the voting power of our capital stock. Mr. Diller, through shares he owns beneficially as well as those subject to the irrevocable proxy, controlled approximately 58% of the combined voting power of the outstanding Expedia capital stock as of December 31, 2013.

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

Mr. Diller serves as our Chairman of the Board of Directors and Senior Executive, while retaining his role as Chairman of the Board of Directors and Senior Executive of IAC, and Mr. Kaufman serves as Vice Chairman of both Expedia and IAC. The fact that Mr. Diller and Mr. Kaufman hold positions with and securities of both companies could create, or appear to create, potential conflicts of interest for them when facing decisions that may affect both IAC and Expedia. They may also face conflicts of interest with regard to the allocation of their time between the companies.

Our certificate of incorporation provides that no officer or director of Expedia who is also an officer or director of IAC be liable to Expedia or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to IAC instead of Expedia, or does not communicate information regarding a corporate opportunity to Expedia because the officer or director has directed the corporate opportunity to IAC. This corporate opportunity provision may have the effect of exacerbating the risk of conflicts of interest between the companies because the provision effectively shields an overlapping director/executive officer from liability for breach of fiduciary duty in the event that such director or officer chooses to direct a corporate opportunity to IAC instead of Expedia.

We work closely with various business partners and rely on third-parties for many systems and services, and therefore could be harmed by their activities.

We could be harmed by the activities of third parties that we do not control. We work closely with business partners, including in connection with significant commercial arrangements and joint ventures, and through our Expedia Affiliate Network business. We also rely on third-party service providers for certain customer care, fulfillment, processing, systems development, technology and other services, including, increasingly, travel care and information technology services. If these partners or third-party service providers experience difficulty or fail to meet our requirements or standards or the requirements or standards of governmental authorities, it could damage our reputation, make it difficult for us to operate some aspects of our business, or expose us to liability for their actions which could have an adverse impact on our business and financial performance. Likewise, if the third-party service providers on which we rely were to cease operations, temporarily or permanently, face financial distress or other business disruption, we could suffer increased costs and delays in our ability to provide similar services until an equivalent service provider could be found or we could develop replacement technology or operations, any of which could also have an adverse impact on our business and financial performance.

We are exposed to various counterparty risks.

We are exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to our bank deposits and investments, foreign exchange risk management, insurance coverages, and letters of credit. As it relates to deposits, as of December 31, 2013, we held cash in bank depository accounts of $616 million (primarily in Bank of America, HSBC and JPMorgan Chase) and held time deposits of approximately $131 million at financial institutions including, Australia and New Zealand Banking Group, Nordea, and Sumitomo Mitsui Banking Corporation. Additionally, majority-owned subsidiaries held cash of $45 million (primarily in Deutsche Bank, Industrial and Commercial Bank of China, China Construction Bank, China Merchants Bank, and Bank of China) and held time deposits of approximately $283 million at financial institutions including, Industrial and Commercial Bank of China, China Merchants Bank, Bank of China, and Bank of Communications. As it relates to foreign exchange, as of December 31, 2013, we were party to forward contracts with a notional value of approximately $282 million, the fair value of which was approximately $2 million. The counterparties to these contracts were Credit Suisse International, Standard Chartered Bank, Goldman Sachs Bank, JPMorgan Chase, Bank of America, US Bank, Barclays Bank PLC, BNP Paribas, and HSBC. We employ forward contracts to hedge a portion of our exposure to foreign currency exchange rate fluctuations. At the end of the deposit term or upon the maturity of the forward contracts, the counterparties are obligated, or potentially obligated in the case of forward contracts, to return our funds or pay us net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these time deposits or forward contracts.

In addition, due to instability in the economy we also face increased credit risk and payment delays from our non-financial contract counterparties.

We have foreign exchange risk.

We conduct a significant and growing portion of our business outside the United States. As a result, we face exposure to movements in currency exchange rates, particularly those related to the euro, British pound sterling, Canadian dollar, Australian dollar, Japanese yen, Nordic currencies and Brazilian real.

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

Depending on the size of the exposures and the relative movements of exchange rates, if we choose not to hedge or fail to hedge effectively our exposure, we could experience a material adverse effect on our financial statements and financial condition. As we have seen in some recent periods, in the event of severe volatility in exchange rates these exposures can increase, and the impact on our results of operations can be more pronounced. In addition, the current environment and the increasingly global nature of our business have made hedging these exposures both more complex and costly. We have increased and plan to continue increasing the scope, complexity and duration of our foreign exchange risk management, and also plan to change data sources and execution methods. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In addition, an effective exchange rate hedging program is dependent upon effective systems, accurate and reliable data sources, controls and change management procedures. In the event our estimates differ significantly from actual results or if we fail to adopt effective hedging processes, we could experience greater volatility as a result of our hedging activities.

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

Potential security breaches to our systems or the systems of our service providers, whether resulting from internal or external sources, could significantly harm our business. There can be no guarantee that our existing security measures will prevent all possible security breaches or attacks. A party, whether internal or external, that is able to circumvent our security systems could misappropriate user information or proprietary information or cause significant interruptions in our operations. In the past, we have experienced “denial-of-service” type attacks on our systems that have made portions of our websites unavailable for short periods of time as well as unauthorized access of our systems and data. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches, and reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. Security breaches could also cause travelers and potential users to lose confidence in our security, which would have a negative effect on the value of our brands. Failure to adequately protect against attacks or intrusions, whether for their own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on financial performance. Finally, countries in other regions, most notably Asia and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted.

Acquisitions, investments or significant commercial arrangements could result in operating and financial difficulties.

We have acquired, invested in or entered into significant commercial arrangements with a number of businesses in the past, and our future growth may depend, in part, on future acquisitions, investments or significant commercial arrangements, any of which could be material to our financial condition and results of operations. Certain financial and operational risks related to acquisitions, investments or significant commercial arrangements that may have a material impact on our business are:

•

Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions, including with regard to future payment obligations in connection with put/call rights, may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences, including changes in fair value of contingent consideration;

•	Expected and unexpected costs incurred in pursuing acquisitions, including identifying and performing due diligence on potential acquisition targets that may or may not be successful;

•	Diversion of management’s attention or other resources from our existing businesses;

•	Difficulties and expenses in assimilating the operations, products, technology, privacy protection systems, information systems or personnel of the acquired company;

•	Impairment of relationships with employees, suppliers and affiliates of our business and the acquired business;

•	The assumption of known and unknown debt and liabilities of the acquired company;

•	Failure of the acquired company to achieve anticipated traffic, transactions, revenues, earnings or cash flows or to retain key management or employees;

•	Failure to generate adequate returns on our acquisitions and investments, or returns in excess of alternative uses of capital;

•	Entrance into markets in which we have no direct prior experience and increased complexity in our business;

•

Challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts that may arise in the context of a joint venture or majority ownership investment;

•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from our acquisitions;

•	Costs associated with litigation or other claims arising in connection with the acquired company;

•	Increased or unexpected costs to obtain governmental approvals for acquisitions;

•

Increased competition amongst potential acquirers for acquisition targets could result in a material increase in the purchase price for such targets or otherwise limit our ability to consummate acquisitions; and

•	Adverse market reaction to acquisitions or investments or failure to consummate such transactions.

Moreover, we rely heavily on the representations and warranties and related indemnities provided to us by the sellers of acquired companies, including as they relate to creation, ownership and rights in intellectual property and compliance with laws and contractual requirements. Our failure to address these risks or other problems encountered in connection with past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

We have significant long-term indebtedness, which could adversely affect our business and financial condition.

As of December 31, 2013, the face value of our long-term indebtedness totaled $1.2 billion. Risks relating to our long-term indebtedness include:

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

Part I. Item 1B. Unresolved Staff Comments

None.

Part I. Item 2. Properties

We lease approximately 1.8 million square feet of office space worldwide, pursuant to leases with expiration dates through May 2023.

We lease approximately 477,000 square feet for our headquarters in Bellevue, Washington, pursuant to leases with expiration dates through October 2018. We also lease approximately 412,000 square feet of office space for our domestic operations in various cities and locations in Arizona, California, Colorado, Florida, Hawaii, Idaho, Illinois, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New York, Texas and Washington DC, pursuant to leases with expiration dates through September 2018.

We also lease approximately 945,000 square feet of office space for our international operations in various cities and locations, including Argentina, Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, Greece, India, Indonesia, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Philippines, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates, the United Kingdom and Vietnam, pursuant to leases with expiration dates through May 2023.

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

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of Los Angeles Litigation. On December 30, 2004, the city of Los Angeles filed a purported class action in California state court against a number of online travel companies, including Hotels.com, Expedia and Hotwire. City of Los Angeles, California, on Behalf of Itself and All Others Similarly Situated v. Hotels.com, L.P. et al., No. BC326693 (Superior Court, Los Angeles County). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes. The complaint seeks certification of a statewide class of all California cities and counties that have enacted uniform transient occupancy-tax ordinances effective on or after December 30, 1990. The complaint alleges violation of those ordinances, violation of Section 17200 of the California Business and Professions Code, and common-law conversion. The complaint also seeks a declaratory judgment that the defendants are subject to hotel occupancy taxes on the hotel rate charged to consumers and imposition of a constructive trust on all monies owed by the defendants to the government, as well as disgorgement, restitution, interest and penalties. On April 18, 2013, the trial court held that the online travel companies are not liable to remit hotel occupancy taxes to the city of Los Angeles. On January 8, 2014, the court entered final judgment in favor of the online travel companies.

City of Chicago Litigation. On November 1, 2005, the city of Chicago, Illinois filed an action in state court against a number of online travel companies, including Hotels.com, Hotwire and Expedia. City of Chicago, Illinois v. Hotels.com, L.P., et al., No. 2005 L051003 (Circuit Court of Cook County). The complaint alleges that the defendants have failed to pay to the city the hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of that ordinance, conversion, imposition of a constructive trust and demand for a legal accounting. The complaint seeks damages, restitution, disgorgement, fines, penalties and other relief in an unspecified amount. On June 21, 2013 and subsequently on June 28, 2013, the court entered an order and a supplemental order resolving the parties pending cross motions for summary judgment. The court denied the defendant online travel companies’ motion for summary judgment and granted in part and denied in part the city of Chicago’s motion for summary judgment holding the online travel companies liable for hotel occupancy taxes.

City of Rome, Georgia Litigation. On November 18, 2005, the city of Rome, Georgia, Hart County, Georgia, and the city of Cartersville, Georgia filed a purported statewide class action in federal court against a number of online travel companies, including Hotels.com, Hotwire and Expedia. City of Rome, Georgia, et al. v. Hotels.com, L.P., et al., No. 4:05-CV-249 (U.S. District Court, Northern District of Georgia, Rome Division). The complaint alleges that the defendants have failed to pay to the counties and cities the hotel accommodations taxes as required by municipal ordinances. The complaint asserts claims for violation of excise and sales and use tax ordinances, conversion, unjust enrichment, imposition of a constructive trust, declaratory relief and injunctive relief. The complaint seeks damages and other relief in an unspecified amount. On May 9, 2006, the court granted in part and denied in part defendants’ motion to dismiss. On May 10, 2007, the court stayed the litigation, concluding that the plaintiffs must exhaust their administrative remedies before continuing to litigate their tax claims. On July 10, 2009, the court lifted the stay of the litigation. The court granted in part plaintiffs’ motion for class certification. On July 9, 2012, the court held that past taxes are not due to counties and cities in the State of Georgia. Based on prior Georgia Supreme Court precedent, the parties entered a settlement for remittance of taxes going forward, and on August 16, 2012 the court approved the settlement. On December 13, 2013, the Eleventh Circuit Court of Appeals ruled in favor of the online travel companies and upheld the trial court ruling that back taxes are not due. On January 3, 2013, plaintiffs filed a Petition for Rehearing and Petition for Rehearing en Banc.

City of San Diego, California Litigation. On February 9, 2006, the city of San Diego, California filed an action in state court against a number of online travel companies, including Hotels.com, Hotwire and Expedia. City of San Diego v. Hotels.com, L.P. et al., Judicial Council Coordination Proceeding No. 4472 (Superior Court for the County of San Diego). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of that ordinance, for violation of Section 17200 of the California Business and Professions Code, conversion, imposition of a constructive trust and declaratory judgment. The complaint seeks damages and other relief in an unspecified amount. On September 6, 2011, the court granted the online travel companies’ motion for judgment granting writ of mandate, denied the city’s motion for judgment, and held that the online travel companies are not liable for hotel occupancy taxes. The city has appealed.

City of Atlanta, Georgia Litigation. On March 29, 2006, the city of Atlanta, Georgia filed suit against a number of online travel companies, including Hotels.com, Hotwire and Expedia. City of Atlanta, Georgia v. Hotels.com, L.P., et al., 2006-CV-114732 (Superior Court of Fulton County, Georgia). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint asserts claims for violation of the ordinance, conversion, unjust enrichment, imposition of a constructive trust, declaratory judgment and an equitable accounting. The complaint seeks damages and other relief in an unspecified amount. Plaintiff’s first amended complaint was filed on October 23, 2009. On July 22, 2010, the court ruled on the parties’ cross-motions for summary judgment and held that online travel companies are not innkeepers required to collect and remit taxes under the Atlanta ordinance. In addition, the court issued an injunction requiring the payment of taxes going forward on the grounds that the online travel companies are third-party tax collectors. Both parties appealed. On May 16, 2011, the Georgia Supreme Court affirmed the trial court decision. On September 30, 2013, the court granted summary judgment in favor of the online travel companies on the city’s remaining common law claims for recovery of taxes, and maintained its ruling that online travel companies are not liable for past occupancy taxes. On November 25, 2013, the city filed a notice of appeal.

City of San Antonio, Texas Litigation. On May 8, 2006, the city of San Antonio filed a putative statewide class action in federal court against a number of online travel companies, including Hotels.com, Hotwire, and Expedia. See City of San Antonio, et al. v. Hotels.com, L.P., et al., SA06CA0381 (United States District Court, Western District of Texas, San Antonio Division). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of that ordinance, common-law conversion, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. On October 30, 2009, a jury verdict was entered finding that defendant online travel companies “control hotels,” and awarding approximately $15 million for historical damages against the Expedia companies. The jury also found that defendants were not liable for conversion or punitive damages. On April 4, 2013, the court entered a final judgment holding the online travel companies liable for hotel occupancy taxes to counties and cities in the statewide class. The online travel companies have filed a motion for judgment as a matter of law or, in the alternative, for a new trial. The cities have filed a motion to amend the judgment regarding calculation of penalties. These motions remain pending.

City of Gallup, New Mexico Litigation. On May 17, 2006, the city of Gallup, New Mexico filed a putative statewide class action in state court against a number of online travel companies, including Hotels.com, Hotwire and Expedia. City of Gallup, New Mexico, et al. v. Hotels.com, L.P., et al., CIV-06-0549 JC/RLP (United States District Court, District of New Mexico). The case was removed to federal court on June 23, 2006. The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint asserts claims for violation of those ordinances, conversion, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. The court certified the class on July 7, 2009. On March 29, 2013, the court denied the city of Gallup’s claim that the online travel companies collected taxes that have not been remitted to the city and dismissed the city’s remaining claims in the case and entered final judgment on April 2, 2013. The parties reached a settlement in principle, which, on October 4, 2013, the court preliminarily approved. A hearing before the court for final approval of the settlement took place on November 19, 2013.

Nassau County, New York Litigation. On October 24, 2006, the county of Nassau, New York filed a putative statewide class action in federal court against a number of online travel companies, including Hotels.com, Hotwire, and Expedia. Nassau County, New York, et al. v. Hotels.com, L.P., et al., (United States District Court, Eastern District of New York). The complaint alleges that the defendants have failed to pay hotel accommodation taxes as required by local ordinances to certain New York cities, counties and local governments in New York. The complaint asserts claims for violations of those ordinances, as well as claims for conversion, unjust enrichment, and imposition of a constructive trust, and seeks unspecified damages. The county subsequently dismissed its case on May 13, 2011 on the basis that the court lacked jurisdiction and re-filed in state court. County of Nassau v. Expedia, Inc., et al., (In the Supreme Court of the State of New York, County of Nassau). The defendants filed a motion to dismiss the refilled state court case. On June 13, 2012, the court denied the online travel companies’ motion to dismiss. On November 27, 2012, plaintiff filed a motion for class certification. On April 11, 2013, the court granted plaintiff’s motion for class certification. The online travel company defendants have appealed both the court’s certification order and its prior order denying their motion to dismiss. Defendants sought a stay of proceedings in the trial court pending resolution of their appeals to the Appellate Division of the Supreme Court of the State of New York, Second Judicial Department. The Appellate Division denied that request on June 3, 2013. Defendants’ appeal remains pending.

Wake County, Buncombe County, Dare County, Mecklenburg County, North Carolina Litigation. On November 3, 2006, Wake County, North Carolina filed a lawsuit in state court against a number of online travel companies, including Hotels.com, Hotwire, and Expedia. Wake County v. Hotels.com, L.P., et al., 06 CV 016256 (General Court of Justice, Superior Court Division, Wake County). On February 1, 2007, Buncombe County, North Carolina filed a lawsuit in state court against a number of online travel companies, including Hotels.com, Hotwire, and Expedia. Buncombe County v. Hotels.com, et al., 7 CV 00585 (General Court of Justice, Superior Court Division, Buncombe County, North Carolina). On January 26, 2007, Dare County, North Carolina filed a lawsuit in state court against a number of online travel companies, including Hotels.com, Hotwire and Expedia. Dare County v. Hotels.com, L.P., et al., 07 CVS 56 (General Court of Justice, Superior Court Division, Dare County, North Carolina). On January 10, 2008, the county of Mecklenburg, North Carolina filed an individual lawsuit in state court against a number of online travel companies, including Expedia, Hotels.com, and Hotwire. County of Mecklenburg v. Hotels.com L.P., et al., (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina). The complaints allege that the defendants have failed to remit hotel accommodations taxes as required by municipal ordinance to the counties, and include claims for violation of the local ordinance, as well as claims for declaratory judgment, injunction, conversion, constructive trust, accounting, unfair and deceptive trade practices and agency. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, and Mecklenburg County lawsuits. On May 9, 2007, the defendants moved to dismiss the lawsuits. On November 19, 2007, the court granted in part and denied in part defendants’ motion to dismiss. On November 1, 2010, the parties filed cross-motions for summary judgment. On December 19, 2012, the court granted defendants’ motion for summary judgment and denied plaintiffs’ motion for summary judgment. The court concluded that defendants could not properly be classified as operators of “taxable establishments” or “business[es] subject to a room occupancy tax” under any of plaintiffs’ occupancy tax ordinances or resolutions and are thus not subject to plaintiffs’ occupancy taxes. Plaintiffs have appealed. The North Carolina Court of Appeals heard arguments on the plaintiffs’ appeal on November 19, 2013.

City and County of San Francisco, California Litigation. On May 13, 2008, San Francisco instituted an audit of a number of online travel companies, including Expedia, Hotels.com, and Hotwire, for hotel occupancy taxes claimed to be due from 2000 through the third quarter of 2007. The city completed its audit and issued assessments against the online travel companies. The online travel companies challenged those assessments through an administrative process. The hearings examiner upheld that assessments. On May 9, 2009, the online travel companies, including the Expedia companies, filed a petition for writ of mandate in the California Superior Court seeking to vacate the decision of the hearing examiner and asking for declaratory relief that the online travel companies are not subject to San Francisco’s hotel occupancy tax. Expedia, Inc. v. City and County of San Francisco, et. al.; Hotels.com, Inc. v. City and County of San Francisco, et. al.; Hotwire, Inc. v. City and County of San Francisco, et. al., (Superior Court of the State of California, County of San Francisco). On June 19, 2009, the court granted the city’s demurrer on the “pay first” issue relating to pay-to-play provisions. Expedia and Hotwire’s appeal of the “pay first” decision was denied, as was Hotels.com’s appeal. The total assessed amount paid by the Expedia companies was approximately $48 million. On February 6, 2013, the court held that the online travel companies are not liable to remit hotel occupancy taxes to San Francisco. On October 10, 2013, the court entered judgment in favor of the online travel companies. On December 9, 2013, San Francisco filed a notice of appeal. San Francisco also has issued additional tax assessments against the Expedia companies in the amount of $24 million for the time period from the fourth quarter of 2007 through the fourth quarter of 2011. On January 21, 2014, the city notified the Expedia companies that despite proceeding in court on these assessments and the court order that taxes are not due to the city it now intends to proceed against the Expedia companies in the administrative process to recover the additional assessment amount. The Expedia companies intend to seek injunctive and other relief against any continuation of the administrative process.

Pine Bluff, Arkansas Litigation. On September 25, 2009, Pine Bluff Advertising and Promotion Commission and Jefferson County filed a class action against a number of online travel companies, including Expedia, Inc., Hotels.com, and Hotwire. Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, and others similarly situated v. Hotels.com LP, et. al. CV-2009-946-5 (In the Circuit Court of Jefferson, Arkansas). The complaint alleges that defendants have failed to collect and/or pay taxes under hotel tax occupancy ordinances. The court denied defendants’ motion to dismiss. Plaintiffs filed a motion for class certification. On February 19, 2013, the court granted plaintiffs’ motion for class certification. Defendants appealed the class certification decision, and on October 10, 2013 the Arkansas Supreme Court affirmed that decision.

Leon County, Florida et. al. Litigation. On November 3, 2009, Leon County and a number of other counties in Florida filed an action against a number of online travel companies, including Expedia, Inc., Hotels.com and Hotwire. Leon County, et. al. v. Expedia, Inc., et. al. Case No: 2009CA4319 (Circuit Court of the Second Judicial Circuit, Leon County, Florida). The complaint alleges that defendants have failed to collect and/or pay taxes under the county’s tourist development tax ordinances. Flagler, Alachua, Nassau, Okaloosa, Seminole, Pasco, Pinellas, Hillsborough, Lee, Charlotte, Escambia, Manatee, Saint Johns, Polk, Walton and Wakulla counties were added as plaintiffs. On April 19, 2012, the court granted the defendant online travel companies’ motion for summary judgment, denied the plaintiffs’ motion and held that online travel companies have no obligation to remit hotel occupancy taxes. On February 23, 2013, the court of appeals affirmed the trial court decision in the Leon County, Florida litigation that online travel companies are not liable for hotel occupancy taxes. Thereafter, on April 16, 2013, the court of appeals denied the counties’ request for rehearing en banc, but granted its petition for certification to the Florida Supreme Court. On September 10, 2013, the Florida Supreme Court informed the parties that it will review the decision of the court of appeals. The appeal remains pending before the Florida Supreme Court. Oral argument before the Florida Supreme Court is scheduled for April 30, 2014.

Leon County v. Expedia, Inc., Florida Department of Revenue Litigation, et al. Litigation. On December 14, 2009, Leon County filed an action against a number of online travel companies and the State of Florida Department of Revenue for recovery of state taxes for hotel occupancy. Leon County v. Expedia, Inc., et al., Case No. 2009CA4882 (Circuit Court of the Second Judicial Circuit, Leon County, Florida). Leon County has sued the online travel companies and the Florida State Department of Revenue for failure to collect state hotel occupancy taxes. The court denied defendants’ motion to dismiss. On December 21, 2011, the Florida Department of Revenue filed a motion for summary judgment. The online travel companies also moved for summary judgment. On September 19, 2012, the court granted the online travel companies and the Florida Department of Revenue’s motions for summary judgment dismissing all claims in the case on the basis that Leon County does not have the right to seek recovery of state sales taxes. On August 16, 2013, the court of appeals affirmed the trial court’s dismissal of all claims on the basis that Leon County does not have the right to seek recovery of state taxes for hotel occupancy. On October 9, 2013, plaintiff’s motion for rehearing en banc, for certified question of great public importance and for written opinion was denied. On October 21, 2013, plaintiffs filed a petition to invoke discretionary review of the Florida Supreme Court. On December 31, 2013, the Florida Supreme Court stayed this case pending review and decision in the case previously brought by Leon County and a number of other counties in the state of Florida currently pending before the court.

State of Montana Litigation. On November 8, 2010, the state of Montana filed suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. State of Montana Department of Revenue v. Priceline.com, Inc., et al. Case No. CD-2010-1056 (Montana First Judicial District, Lewis and Clark County). The complaint includes claims for declaratory relief, injunctive relief, violation of the Lodging Facility Use Tax Statute, violation of the Lodging Facility Sales and Use Tax Statute, violation of the Rental Vehicle Sales and Use Tax, conversion, unjust enrichment, imposition of a constructive trust, and damages. The complaint seeks unspecified damages. On December 1, 2011, the court denied defendants’ motion to dismiss. The parties have filed cross-motions for summary judgment on both lodging and car rental taxes. The court held a hearing on those motions on December 5, 2013. The case is currently set for trial beginning July 14, 2014.

Montgomery County, Maryland Litigation. On December 21, 2010, Montgomery County filed suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. Montgomery County, Maryland v. Priceline.com, Inc., et al., Case No. 8:10-cv-03558-AW (United States District Court for the Northern District of Maryland, Northern Division). The complaint included claims for declaratory judgment, injunctive relief, violation of Montgomery County’s Transient Occupancy Tax Code, conversion, unjust enrichment/assumpsit, imposition of a constructive trust, and damages. The complaint sought recovery of unspecific damages. On March 11, 2011, the online travel companies brought a motion to dismiss the complaint. The court denied that motion on July 20, 2011. The Expedia companies and the county reached a settlement and, on November 21, 2013, the court entered an order dismissing the case.

McAllister Arkansas Citizen-Taxpayer Litigation. On February 22, 2011, two citizens representing a proposed class of all citizen-taxpayers in the State of Arkansas brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. McAllister v. Hotels.com, et al., Case No. CV 2011-125-2 (Circuit Court of Saline County Arkansas). The complaint includes claims for declaratory and injunctive relief. On May 22, 2013, the court granted the online travel companies’ motion for reconsideration of the court’s February 6, 2012 denial of their motion to dismiss or, in the alternative, for judgment on the pleadings and dismissal of the lawsuit. On June 19, 2013, plaintiffs filed a notice of appeal to the Arkansas Supreme Court. Thereafter, the plaintiffs later moved to voluntarily dismiss their appeal and, on January 9, 2014, the Arkansas Supreme Court granted that motion and dismissed the appeal, thereby terminating the case.

District of Columbia Litigation. On March 22, 2011, the District of Columbia brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. District of Columbia v. Expedia, Inc., et al., Case No. 2011 CA 002117B (Superior Court of the District of Columbia). The complaint includes claims for failure to pay taxes, tax penalties, failure to file monthly returns, failure to file annual returns, and failure to state tax separately. On September 24, 2012, the court granted in part the District of Columbia’s motion for summary judgment and denied the online travel companies’ motion for summary judgment. On December 11, 2012, the court denied the online travel companies’ motion to amend the court’s order to permit immediate appeal and for a stay pending appeal. On May 14, 2013, the District of Columbia filed a motion for partial summary judgment on damages. On May 31, 2013, the defendant online travel companies filed a cross-motion for summary judgment on damages. On December 9, 2013, the court granted the online travel companies’ motion and denied the motion filed by the District of Columbia.

Volusia County, Florida Litigation. On April 28, 2011, Volusia County brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. Volusia County v. Expedia, et al., Case No. 2011-10834-CIDL (In the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida). The complaint includes claims for tourist development tax, convention development tax, transient rentals tax, and school capital outlay surtax. On September 31, 2011, the court denied the online travel companies’ motion to dismiss the county’s claim for recovery of state hotel occupancy taxes.

Town of Breckenridge, Colorado Litigation. On July 25, 2011, the Town of Breckenridge, Colorado brought suit on behalf of itself and other home rule municipalities against a number of online travel companies, including Hotels.com, Expedia and Hotwire. Town of Breckenridge, Colorado v. Colorado Travel Company, LLC, Case No. 2011CV420 (District Court, Summit County, Colorado). The complaint includes claims for declaratory judgment, violations of municipal ordinances, conversion, civil conspiracy and unjust enrichment. The online travel companies have filed a motion to dismiss. On June 8, 2012, the court granted in part and denied in part the online travel companies’ motion to dismiss. On December 12, 2012, plaintiff moved for class certification. That motion remains pending.

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

City of Fargo, North Dakota Litigation. On February 25, 2013, the city of Fargo, North Dakota brought a lawsuit against a number of online travel companies, including Expedia, Hotels.com and Hotwire, for hotel occupancy taxes. City of Fargo v. Expedia, Inc., et al. (District Court, County of Cass, North Dakota). The complaint alleges claims for failure to pay taxes in violation of municipal ordinance, conversion, unjust enrichment, and injunctive relief. On July 1, 2013, the online travel company defendants filed a motion to dismiss. On November 8, 2013, the court denied defendants’ motion to dismiss.

State of Kentucky Litigation. On July 15, 2013, the Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky, filed a lawsuit in Kentucky state court against a number of online travel companies, including Expedia, Hotels.com and Hotwire. Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky, v. Expedia, Inc. et al., Case No. 13-CI-912 (Franklin Circuit Court, Commonwealth of Kentucky). The complaint alleges claims for declaratory judgment, injunctive relief, violations of state sales tax laws, breach of fiduciary duty requiring an accounting, conversion, assumpsit for money had and received, imposition of a constructive trust, damages and punitive damages. On September 23, 2013, the defendant online travel companies filed a motion to dismiss. On January 15, 2014, the court denied the defendants’ motion to dismiss.

City of Bedford Park Litigation. On April 5, 2013, a group of Illinois municipalities (City of Warrenville, Village of Bedford Park, City of Oakbrook Terrace, Village of Oak Lawn, Village of Orland Hills, City of Rockford and Village of Willowbrook) filed a putative class action in Illinois federal court against a number of online travel companies, including Expedia, Hotels.com and Hotwire. City of Warrenville, et al. v. Priceline.com, Incorporated, et al., Case No. 1:13-cv-02586 (USDC, N. D. Ill., Eastern Division). The complaint seeks certification of a class of all Illinois municipalities (broken into four alleged subclasses) that have enacted and collect a tax on the percentage of the retail rate that each consumer occupant pays for lodging, including service costs, denominated in any manner, including but not limited to occupancy tax, a hotel or motel room tax, a use tax, a privilege tax, a hotel or motel tax, a licensing tax, an accommodations tax, a rental receipts tax, a hotel operator’s tax, a hotel operator’s occupation tax, or a room rental, lease or letting tax. The complaint alleges claims for relief for declaratory judgment, violations of municipal ordinances, conversion, civil conspiracy, unjust enrichment, imposition of a constructive trust, damages and punitive damages. On July 8, 2013, the plaintiff municipalities voluntarily dismissed their federal court lawsuit and filed a similar putative class action lawsuit in Illinois state court. City of Bedford Park, et al. v. Expedia, Inc., et al. (Circuit Court of Cook County, Illinois, Chancery Division). The online travel companies removed the case to federal district court. On September 13, 2013, the online travel companies filed a motion to dismiss plaintiffs’ common law claims.

City of Columbia, South Carolina, et al. Litigation. On July 26, 2013, the City of Columbia, South Carolina on behalf of itself and other local governments in the state of South Carolina filed a lawsuit in state court against a number of online travel companies, including the Expedia companies. City of South Carolina, et al. v. Hotelguides, Inc., et al., Case No. 2013-CP-10-4368 (In the Court of Common Pleas Ninth Judicial Circuit). The complaint alleges claims for conversion, voluntary undertaking to collect tax pursuant to hotel tax ordinances, contractual undertaking to collect taxes pursuant to hotel tax ordinances, existence or imposition of trust and/or constructive trust, unjust enrichment, demand for legal accounting, and civil conspiracy.

State of New Hampshire Litigation. On October 16, 2013, the State of New Hampshire filed a lawsuit against a number of online travel companies, including Hotels.com, Expedia, Hotwire and Egencia. State of New Hampshire v. Priceline.com, et al., Case No. 217-2013-CV-00613 (Merrimack Superior Court, New Hampshire). The complaint alleges claims for declaratory judgment, injunctive relief, violation of state meals and rooms tax law, violation of Consumer Protection Act, breach of fiduciary duty, accounting, conversion, unjust enrichment, assumpsit for money had and received, civil conspiracy, and constructive trust. On December 23, 2013, the defendant online travel companies filed a motion to dismiss.

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes. The states of Texas, New York, West Virginia, Colorado, Montana, Hawaii, Maryland, Arkansas, Kentucky and Maine; the counties of Miami-Dade and Broward, Florida; the cities of Los Angeles, San Diego, San Francisco, West Hollywood, South Lake Tahoe, Palm Springs, Monterey, Sacramento, Long Beach, Napa, Newport Beach, Oakland, Irvine, Fresno, La Quinta, Dana Point, Laguna Beach, Riverside, Eureka, La Palma, Twenty-nine Palms, Laguna Hills, Garden Grove, Corte Madera, Santa Rosa, Manhattan Beach, Huntington Beach, Ojai, Orange, Sacramento, Sunnyvale, Truckee, Walnut Creek, Bakersfield, Carlsbad, Carson, Cypress, San Bruno, Lompoc, Mammoth Lakes, Palm Springs, San Jose, Santa Barbara, Bishop, Buena Park,

Milpitas, Palmdale, Santa Rosa, and Pasadena, California; the county of Monterey, California; the cities of Phoenix, Scottsdale, Tucson, Peoria, Apache Junction, Avondale, Chandler, Glendale, Flagstaff, Mesa, Nogales, Prescott and Tempe, Arizona; Santa Fe, New Mexico; Jefferson County, Arkansas; the city of North Little Rock, Arkansas; the city of Chicago, Illinois; the cities of New Orleans and Lafayette Parish, Louisiana; the city of Baltimore, Maryland; New York City, New York; Greenwood Village, Broomfield, Durango, Frisco, Glendale, Glenwood Springs, Golden, Greeley, Lafayette, Littleton, Longmont, Loveland, Silverthorne, Breckenridge, and Denver Colorado; Multnomah County and Portland, Oregon; Lake County, Indiana; and Arlington, Texas, among others, have begun or attempted to pursue formal or informal audits or administrative procedures, or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

Actions Filed by Expedia

New York City Litigation. On December 21, 2009, Expedia, Hotels.com, Hotwire and other online travel companies brought suit against the city of New York Department of Finance and the city of New York. The complaint asserts two claims for declaratory judgment challenging the constitutionality and legality of the law relating to New York City hotel room occupancy taxes passed on June 29, 2009. The trial court granted the City of New York’s motion to dismiss the online travel companies’ claim that the city’s ordinance exceeded the scope of its taxing authority. The online travel companies appealed that decision. On November 29, 2011, the Supreme Court of New York, Appellate Division, reversed the trial court’s decision and ruled in favor of the online travel companies, holding that the ordinance exceeded the scope of the city’s taxing authority. On November 20, 2012, the New York Court of Appeals granted the city’s motion for leave to appeal directly to the New York Court of Appeals. On November 21, 2013, the Court of Appeals reversed the intermediate appellate court’s decision and reinstated the trial court’s decision that the ordinance did not exceed the city’s taxing authority.

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

Indiana State Sales Tax and County Innkeeper Tax Assessments. On March 2, 2009, Travelscape, LLC, Hotels.com and Hotwire filed petitions in Indiana Tax Court appealing the final determination of the Indiana State Department of Revenue and seeking to enjoin the collection of the tax. Travelscape, LLC v. Indiana State Department of Revenue, Cause No. 49T10-0903-TA-11; Hotels.com LP v. Indiana State Department of Revenue, Cause No. 49T10-0903-TA-13; Hotwire, Inc. v. Indiana State Department of Revenue, Cause No. 49T10-0903-TA-12.

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

State of Oregon Litigation. On September 27, 2013, Expedia, Hotels.com, Hotwire and other online travel companies filed a lawsuit in the Oregon Tax Court against the Oregon Department of Revenue. Expedia, Inc. et al. v. Oregon Department of Revenue, Case No. TC 5196 (Oregon Tax Court, September 27, 2013). The complaint asserts claims for declaratory judgment challenging the constitutionality of HB 2656, signed into law on July 2, 2013, which amended the state transient lodging tax statute, and the applicability of that law to amounts charged by the online travel companies for their services.

Osceola, Florida Litigation. On January 24, 2011, Expedia, Hotels.com and Hotwire, along with other online travel companies, filed complaints against Osceola County, Florida and the Florida Department of Revenue challenging the county’s assessment of taxes. Expedia, Inc. v. Osceola, Florida and Florida Department of Revenue, Case No. 2011 CA 000206 (In the Circuit Court of the Second Judicial Circuit, Leon County); Hotels.com, L.P. v. Osceola, Florida and Florida Department of Revenue, Case No. 2011 CA 000196 (In the Circuit Court of the Second Judicial Circuit, Leon County); Hotwire, Inc. v. Osceola, Florida and Florida Department of Revenue, Case No. 2011 CA 000202 (In the Circuit Court of the Second Judicial Circuit, Leon County). The online travel companies have asserted claims that they are not subject to the county tax ordinance, Commerce Clause violation, due process, breach of confidentiality, fundamental bias of assessment, and Internet Tax Freedom Act and Supremacy Clause violation. Defendant online travel companies have moved to dismiss the County’s counterclaims and to strike certain affirmative defenses. On August 19, 2013 the court administratively closed the case pending appellate review in the case brought by Leon County and other counties in the state of Florida.

State of North Carolina Litigation. In February 2011, Travelscape, Hotels.com and Hotwire, along with other online travel companies, brought suit in state court in North Carolina challenging the state of North Carolina’s amended sales tax statute that seeks to tax the revenue generated from the services provided by the online travel companies. Orbitz, LLC, et al. v. State of North Carolina, Case No. 11CV001857 (In the General Court of Justice, Superior Court Division). The complaint includes claims for violation of the Internet Tax Freedom Act, unconstitutional impairment of contracts, violation of the Commerce Clause, violation of state uniformity clause and federal equal protection, and void for vagueness. On May 28, 2013, the court denied in part and granted in part the defendants State of North Carolina and Durham County’s motions to dismiss the online travel companies claims; specifically, the court denied the motion to dismiss as to the online travel company plaintiffs’ state law claims but granted the motion as to plaintiffs’ federal claims. On June 21, 2013, the court denied the online travel companies’ motion to reconsider but granted their motion to certify for immediate appeal to the North Carolina Court of Appeals. On November 22, 2013, the parties entered a settlement. On December 3, 2013, the online travel companies filed a notice of dismissal of the lawsuit.

Hawaii Tax Court Litigation (Transient Accommodations Tax). On March 1, 2011, Expedia, Hotels.com, Hotwire and other online travel companies filed notices of appeal to the Hawaii Tax Appeal Court from notices of assessments dated February 3, 2011 for Transient Accommodation Taxes and General Excise Taxes claimed for the time period 2000 to 2011 for non-commissioned hotel room reservations. (See discussion of “Other Tax Litigation” below for information relating to General Excise Tax). In the Matter of the Appeal of Expedia, Inc., Case No. 11-1-0023; In the Matter of the Appeal of Hotels.com, LP, Case No. 11-1-0027 and In the Matter of the Appeal of Hotwire, Inc., Case No. 11-1-0026. The appeals filed by other online travel companies of their assessments were consolidated in one proceeding along with the appeals filed by the Expedia companies. On October 22, 2012, the court held that Transient Accommodation Taxes are not due on the online travel companies’ services. The court denied the Department of Taxation’s motion to reconsider on January 11, 2013. The Department of Taxation dismissed without prejudice its common law claims for the recovery of taxes. On August 19, 2013, the Department filed a notice of appeal challenging the tax court decision that online travel companies do not owe transient accommodation taxes. On December 24, 2013, the Hawaii Supreme Court agreed to accept transfer and review of the case. On May 20, 2013, the Department issued final assessments against the Expedia subsidiaries, for transient accommodations tax that the state claims are due for the year 2012 totaling $41.7 million. The Department’s claim for these subsequent tax amounts has been stayed by the tax court pending appellate review.

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

Denver, Colorado Litigation. On February 3, 2012, the City and County of Denver’s Hearing Officer issued a final decision on tax assessments against the online travel companies. On March 7, 2012, the online travel companies filed a timely notice of appeal and complaint in state court seeking relief under two separate procedural bases of appeal. Expedia, Inc., et al. v. City and County of Denver, Colorado, et al. (Case No. 2012cv1446, District Court for the City and County of Denver, Colorado). On March 12, 2013, the trial court held that the online travel companies are liable for hotel occupancy taxes to the city and county of Denver, but held that taxes may not be collected for periods prior to April 2007 due to the bar of the statute of limitations. Both the city and county of Denver and the online travel companies have appealed from the trial court’s decision. These appeals remain pending.

State of Wyoming Litigation. On February 28, 2013, the Wyoming Board of Equalization ruled that the online travel companies are liable for sales tax on their online services to the State of Wyoming. The online travel companies have appealed. The Wyoming District Court certified the appeal to the Wyoming Supreme Court and on April 23, 2013, the Wyoming Supreme Court accepted review of the online travel companies’ appeal. The Wyoming Supreme Court heard oral argument regarding the online travel companies’ appeal of the Wyoming Board of Equalization ruling that online travel companies are liable for hotel occupancy taxes on November 21, 2013.

Other Tax Litigation

Hawaii Tax Court Litigation (General Excise Tax). On January 31, 2011, the online travel companies received final notices of assessment for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The companies appealed these assessments to the Hawaii tax court. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest on both the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because general excise taxes on the hotel room had already been paid for all of the years at issue. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies for their failure to file returns and pay general excise taxes. On August 12, 2013, the court further held that interest is due on such penalties. During the pendency of the tax court proceeding, the online travel companies petitioned the Hawaii Supreme Court for immediate review of the tax court’s January 11, 2013 ruling holding the companies liable for general excise tax. The Hawaii Supreme Court denied the online travel companies’ petition on April 22, 2013. The tax court proceeding subsequently concluded and on September 11, 2013, the online travel companies filed their notice of appeal. On December 24, 2013, the Hawaii Supreme Court agreed to accept transfer and review of the case. The case will now proceed in front of the Hawaii Supreme Court for review and will not be considered by the Hawaii Court of Appeals. We strongly believe that the tax court ruling regarding the general excise tax is contrary to the plain language of the ordinances at issue as well as prior Hawaiian Supreme Court decisions, previous positions taken by the Hawaii Director of Taxation, and an opinion by the Attorney General of the State of Hawaii. We intend to vigorously pursue our rights on appeal. The Department of Taxation has dismissed without prejudice its common law claims for the recovery of general excise taxes.

As a pre-condition to appealing the tax court rulings, the Expedia companies were required to pay an amount equal to taxes, penalties and interest. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts, if any, is not an admission that we believe we are subject to the taxes in question. To the extent our appeal is successful in reducing or eliminating the assessed amounts, the state of Hawaii would be required to repay such amounts, plus interest. The total amount that the Expedia companies paid in 2013 to appeal the tax court ruling was $171 million; compromised of $78 million in taxes, $41 million in penalties and $52 million in interest. The ultimate resolution of these contingencies may be greater or less than the liabilities recorded and our estimates of possible penalties and additional assessments.

In addition, on May 20, 2013, the Department of Taxation issued final assessments for general excise taxes against the Expedia companies for non-commissioned hotel reservations totaling $20.5 million for the tax year 2012. On June 17, 2013, the online travel companies appealed these assessments to the Hawaii tax court. On December 13, 2013, the tax court held proceedings in abeyance pending review and decision by the Hawaii Supreme Court on the prior assessments.

On December 9, 2013, the Department of Taxation also issued final assessments for general excise taxes against the online travel companies for non-commissioned travel agency services relating to rental cars totaling $29.2 million for the years 2000 to 2012. These assessments include a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated. On January 7, 2013, the online travel companies appealed the assessments to the Hawaii tax court.

Non-Tax Litigation and Other Legal Proceedings

Consumer Class Action Litigation

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

Consumer Cases against Hotwire. On September 12, 2012, a putative class action suit was filed in federal district court in Connecticut against a number of credit card companies and e-commerce companies, including Hotwire. Miller, et al. v. 1-800-Flowers.com, Inc., et al., Case No. 3:12-CV-00396-VLB (U.S. District Court, District of Connecticut). The complaint generally alleges that the defendants failed to adequately apprise consumers that they were providing their credit card information to Trilegiant Corporation, which offered membership in discount or other services programs through promotions appearing on the e-commerce defendants’ websites. The complaint asserts claims against Hotwire for violation of RICO, the Electronic Communications Privacy Act, state consumer protection statutes and for unjust enrichment. On December 7, 2012, Hotwire filed a motion to dismiss the complaint. The court held a hearing on that motion on September 25,

2013 and took the matter under advisement. On December 5, 2012, a similar putative class action suit was filed in federal district court in Connecticut against a number of credit card companies and e-commerce companies, including Hotwire. Frank, et al. v. Trilegiant Corporation, Inc., et al., Case No. 3:12-CV-01721-SRU (U.S. District Court, District of Connecticut). The court has yet to determine whether the Frank action may be separately maintained, consolidated with Miller, or dismissed.

Securities Class Action Litigation

Manriquez v. Expedia. On August 27, 2013, a purported shareholder class action, Manriquez v. Expedia, et al., Case No. 2:13-cv-01535, was commenced in the United States District Court for the Western District of Washington against Expedia, Inc., and certain of its officers, alleging violations of the federal securities laws. Since then, a second lawsuit containing substantially similar allegations has been filed, Thomas v. Expedia, et al., Case No. 2:13-cv-01735 (Western District Washington). The complaints generally allege that the Company misrepresented or failed to disclose adverse information relating to its commercial relationship with TripAdvisor and the financial performance of Hotwire. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek damages in an unspecified amount. The plaintiffs seek to bring the actions on behalf of a class of shareholders who, in the aggregate, purchased Expedia common stock between July 27, 2012 and July 25, 2013. On October 28, 2013, the Policeman’s Annuity and Benefit Fund of Chicago filed a motion for consolidation, appointment as lead plaintiff and approval of selection of counsel. On January 3, 2014, the court granted the motion. The two filed cases will proceed as one case, and the Policeman’s Annuity and Benefit Fund of Chicago will serve as the lead plaintiff.

Derivative Litigation

Friedman v. Expedia, Inc. et al. On December 13, 2013, a putative derivative class action was filed by a purported shareholder in the Court of Chancery of the State of Delaware. Friedman v. Expedia, Inc., et al., Case No. 9161-CS. The complaint asserts claims for breach of fiduciary duties on behalf of Expedia, and against certain current and former members of the board of directors for allegedly exceeding their authority under the Company’s shareholder-approved 2005 Stock and Annual Incentive Plan. Plaintiff seeks declaratory and equitable relief and damages.

Hotel Booking Practices Proceedings and Litigation

Matters Relating to Hotel Booking Practices. On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The Statement of Objections alleges that Expedia and Booking.com entered into separate agreements with IHG that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The OFT limited its investigation to a small number of companies, but stated that the investigation was likely to have wider implications for the industry within the United Kingdom. The Statement of Objections does not constitute a finding of infringement and all parties have the opportunity to respond. If the OFT were to maintain its objections after the companies’ responses, the OFT could issue a final decision. An appeal of an adverse OFT decision is to the English courts but may involve a reference on matters of European Union law to the European Court of Justice.

The parties have not formally responded to the Statement of Objections, but have instead voluntarily proposed to address the OFT’s investigation by offering formal commitments. On August 9, 2013, the OFT opened a consultation on the companies’ proposed commitments. The public consultation period ended on September 13, 2013. After further revision to the formal commitments, a second public consultation was held and concluded on January 17, 2014. On January 31, 2014, the OFT announced that it had formally accepted the commitments offered by the parties, with no finding of fault or liability. The commitments provide online travel companies with the right to provide non-public discounts on the rate offered for room only hotel accommodation bookings at UK hotels to eligible European Economic Area resident members of the online travel companies’ closed groups. The commitments also clarify the hotels’ rights to offer discounts under the same conditions to members of their closed groups. In addition, the commitments require online travel agencies to modify their most favored nation clauses, as relevant, so as not to apply to any discounting activities covered by the commitments. The commitments are binding on the parties through January 31, 2016.

In addition, a number of competition authorities in other European countries have initiated investigations into competitive practices within the travel industry and, in particular, in relation to most favored nation clauses and other contractual arrangements between hotels and online travel companies, including Expedia. These investigations differ from the OFT investigation, in relation to the parties involved and the precise nature of the concerns. We are unable at this time to predict the outcome of these investigations and their impact, if any, on our business and results of operations.

Since August 20, 2012, more than thirty putative class action lawsuits, which refer to the OFT’s Statement of Objections, have been initiated in the United States by consumer plaintiffs alleging claims against the online travel companies, including Expedia, and several major hotel chains for alleged resale price maintenance for online hotel room reservations, including but not limited to violation of the Sherman Act, state antitrust laws, state consumer protection statutes and common law tort claims, such as unjust enrichment. The cases have been consolidated and transferred to Judge Boyle in the United States District Court for the Northern District of Texas. On May 1, 2013, the plaintiffs filed their consolidated amended complaint. On July 1, 2013, the defendants filed motions to dismiss that complaint. A hearing on the defendants’ motions to dismiss took place on December 17, 2013.

Part I. Item 4. Mine Safety Disclosures

Not applicable.

Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of January 24, 2014, there were approximately 2,901 holders of record of our common stock and the closing price of our common stock was $66.30 on Nasdaq. As of January 24, 2014, all of our Class B common stock was held by a subsidiary of Liberty.

The following table sets forth the intra-day high and low prices per share for our common stock during the periods indicated:

	High	Low
Year ended December 31, 2013
Fourth Quarter	$69.76	$47.26
Third Quarter	66.14	45.69
Second Quarter	65.39	54.39
First Quarter	68.09	59.50

	High	Low
Year ended December 31, 2012
Fourth Quarter	$62.80	$50.71
Third Quarter	60.29	43.44
Second Quarter	50.66	30.97
First Quarter	35.57	28.02

Dividend Policy

In 2013 and 2012, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Year ended December 31, 2013:
	February 5, 2013	$0.13	March 11, 2013	$17,983	March 28, 2013
	April 24, 2013	0.13	May 30, 2013	17,638	June 19, 2013
	July 24, 2013	0.15	August 28, 2013	20,459	September 18, 2013
	October 28, 2013	0.15	November 21, 2013	19,680	December 12, 2013
Year ended December 31, 2012:
	February 9, 2012	$0.09	March 12, 2012	$12,204	March 30, 2012
	April 25, 2012	0.09	May 30, 2012	12,205	June 19, 2012
	July 25, 2012	0.13	August 28, 2012	18,061	September 18, 2012
	October 24, 2012	0.13	November 16, 2012	17,658	December 7, 2012
	December 7, 2012	0.52	December 17, 2012	70,295	December 28,2012

On February 5, 2014, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.15 per share of outstanding common stock payable on March 27, 2014 to the stockholders of record as of the close of business on March 10, 2014.

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

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2013, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

A summary of the repurchase activity for the fourth quarter of 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
October 1-31 2013	1,669	$52.06	1,669	10,065
November 1-30, 2013	394	61.72	394	9,671
December 1-31, 2013	865	63.85	865	8,806

Total	2,928	$56.84	2,928

In 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. As of December 31, 2013, 8.8 million shares remain authorized for repurchase under the April 2012 authorization. There is no fixed termination date for the repurchases.

Performance Comparison Graph

The graph shows a five-year comparison of cumulative total return, calculated on a dividend reinvested basis, for Expedia common stock, the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500. The graph assumes an investment of $100 in each of the above on December 31, 2008. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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

SELECTED FINANCIAL DATA

	Year Ended December 31,(1)
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$4,771,259	$4,030,347	$3,449,009	$3,033,645	$2,743,051
Operating income	366,060	431,724	479,609	500,787	397,743
Net income from continuing operations	216,358	302,979	326,341	305,497	218,274
Discontinued operations, net of taxes	—	(22,539)	148,262	120,063	85,349
Net income attributable to Expedia, Inc.	232,850	280,171	472,294	421,500	299,526

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$1.73	$2.26	$2.39	$2.14	$1.48
Diluted	1.67	2.16	2.34	2.09	1.46

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.73	$2.09	$3.48	$2.98	$2.08
Diluted	1.67	2.00	3.41	2.93	2.05

Shares used in computing earnings per share:
Basic	134,912	134,203	135,888	141,233	144,107
Diluted	139,593	139,929	138,702	144,014	146,071

Dividends declared per common share	$0.56	$0.96	$0.56	$0.56	$—

	December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Working deficit	$(1,075,094)	$(367,809)	$(278,928)	$(187,792)	$(610,008)
Total assets	7,739,481	7,132,746	6,505,258	6,656,922	5,924,284
Long-term debt(2)	1,249,412	1,249,345	1,249,281	1,249,221	500,000
Noncontrolling interest	113,521	109,129	105,303	64,159	67,045
Total stockholders’ equity	2,258,985	2,389,388	2,305,167	2,736,703	2,749,726

(1)	On December 20, 2011, we completed the spin-off of TripAdvisor. Immediately prior to the spin-off, we effected a one-for-two reverse stock split. In order to complete the spin-off, we were required to redeem the $400 million principal of our 8.5% senior notes due 2016 (“8.5% Notes”), which were legally extinguished in the first quarter of 2012. Accordingly, the results of operations and financial condition of TripAdvisor, and related debt extinguishment losses have been presented in discontinued operations for all periods presented. Further, all Expedia common stock information and related per share prices have been adjusted to reflect the reverse stock split.
(2)	Excludes the 8.5% Notes , which were included within current liabilities of discontinued operations as of December 31, 2011 and within noncurrent liabilities of discontinued operations for all prior years. For more information, see Note 4 — Discontinued Operations in the notes to consolidated financial statements.

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

Summary of the Spin-Off of TripAdvisor

On December 20, 2011, following the close of trading on the Nasdaq Stock Market, we completed the spin-off of TripAdvisor, which consisted of the domestic and international operations previously associated with our TripAdvisor Media Group, to Expedia stockholders. Immediately prior to the spin-off, Expedia effected a one-for-two reverse stock split.

In connection with the spin-off, we entered into various agreements with TripAdvisor, a related party at that time due to common ownership, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement, a transition services agreement and various commercial agreements. In addition, we have continued to work together with TripAdvisor pursuant to commercial agreements, dated November 1, 2013, between subsidiaries of Expedia, on the one hand, and subsidiaries of TripAdvisor, on the other hand.

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2012 and 2013 have represented years of gradual improvement for the travel industry. However, natural disasters, sovereign debt and economic issues in several European countries, the recent shutdown of the U.S. government, worry over extending the debt ceiling in the United States and concern about the impact of the pullback in the U.S. Federal Reserve’s quantitative easing program, are all examples of events that contribute to a somewhat uncertain economic environment which could have a negative impact on the travel industry in the future.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2013, approximately 61% of U.S. leisure, unmanaged and corporate travel expenditures occur online, compared with approximately 50% of European travel. Online penetration in the emerging markets, such as Asia Pacific and Latin American regions are lagging behind that of Europe, and are estimated to be approximately 27% and 21%, respectively. These penetration rates have increased over the past few years, and are expected to continue growing. This significant growth has attracted many competitors to online travel. This competition has intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (which Priceline.com acquired in May 2013), trivago.com (in which Expedia acquired a majority ownership interest in March 2013) as well as TripAdvisor (completed its conversion to a metasearch site in June 2013), introduced differentiated features, pricing and content compared with the legacy online travel agency companies. Finally, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations and proposed and actual acquisitions by companies such as Google and Microsoft.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model has seen rapid adoption in Europe. Expedia has both a merchant and an agency hotel offer for our hotel supply partners and we expect our use of these models to continue to evolve. During 2012, Expedia introduced the ETP program to hotel suppliers in the United States and Europe and is now in the process of rolling the program out globally. ETP offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay.

Intense competition has also historically led to aggressive online marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. During 2013, Booking.com, trivago and TripAdvisor launched offline advertising campaigns in the United States for the first time thus increasing the number of participants in the travel advertising space, increasing competition for share of voice; and we expect this activity to continue in the future. We manage our selling and marketing spending on a brand basis at the local or regional level, making decisions in each market that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. In certain cases, particularly in emerging markets, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is lower than that for our consolidated business but for which we still believe the opportunity to be attractive. The crowded online travel environment is now driving secondary and tertiary online travel companies to establish marketing agreements with global players in order to leverage distribution and technology capabilities while focusing resources on capturing consumer mind share.

Hotel

We generate the majority of our revenue through the marketing and distribution of hotel rooms (stand-alone and package bookings). Although, our relationships with our hotel supply partners have remained broadly stable in the past few years, as part of the global rollout of ETP, we have reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, which has begun to negatively impact the margin of revenue we earn per booking. In addition, as we continue to expand the breadth and depth of our global hotel offering, we have made and expect to continue to make adjustments to our economics in various geographies, including changes based on local market conditions. Lastly, we have seen a higher mix of our room night growth coming from markets, such as China, where our hotel margins are lower and we have implemented new customer loyalty and discount programs. Based on these dynamics, our average revenue per room night has declined each quarter in 2012 and 2013 and we expect it to remain under pressure in the future. All of these impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth.

Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry have generally increased in a gradually improving overall travel environment. Currently occupancy rates are near 2007 peaks and there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help hoteliers with their objective of continuing to grow ADRs and could lead to pressure in negotiations with hoteliers and may ultimately lead to pressure on terms for us and our OTA competitors. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. We have had success adding supply to our marketplace with more than 260,000 hotels on our global websites, including

eLong, as of December 31, 2013. In addition, our room night growth has been healthy, with room nights growing 18% in 2011, 27% in 2012 and 23% in 2013. ADRs for rooms booked on Expedia sites grew 5% in 2011, declined 2% in 2012, and were essentially flat in 2013.

Air

The airline sector in particular has historically experienced significant turmoil. In recent years, there has been increased air carrier consolidation, generally resulting in lower overall capacity and higher fares. In addition, air carriers have made significant efforts to keep seat capacity relatively low in order to ensure that demand for seats remains high and that flights are as full as possible. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Ticket prices on Expedia sites increased 1% in 2013, 4% in 2012 and 11% in 2011. We have encountered pressure on air remuneration as certain supply agreements renew, and as air carriers and GDS intermediaries re-negotiate their long-term agreements. In addition, some U.S. air carriers introduced various incentives for customers to book directly with the carrier versus via online travel agencies. Examples of these incentives include lower fees, advance seat assignments and greater earning potential for frequent flier miles.

In part as a result of sharply rising average ticket prices, our ticket volumes decreased by 8% in 2011 after having grown by 11% in 2010. Air ticket volumes grew 9% in 2013 and 7% in 2012, largely due to strong growth in corporate ticket volumes at Egencia. In addition, in the second half of 2013, Brand Expedia saw improved ticket volume growth, which we believe is due in part to implementation of a new air technology platform and the related product enhancements. From a product perspective in 2013, 72% of our revenue comes from transactions involving the booking of hotel reservations, with 8% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the products we distribute and represents our best overall growth opportunity.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. They each operate a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched new global platforms for Hotels.com and Brand Expedia, enabling us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates, for those brands. Most recently, Expedia signed an agreement to power the technology, supply, and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, which is the second largest online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Europe. Egencia, our corporate travel business, operates in more than 60 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. We also partner in a 50/50 joint venture with AirAsia — a low cost carrier serving the Asia-Pacific region — to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. In 2013, approximately 44% of our worldwide gross bookings and 47% of worldwide revenue were international points of sale up from 22% for both worldwide gross bookings and revenue in 2005. We have a stated goal of driving more than half of our revenue through international points of sale.

During 2013, we completed our majority acquisition of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is already one of the best known travel brands in Europe. trivago will continue to operate independently, and plans to rapidly grow revenue through global expansion, including aggressive expansion into the United States and Canada.

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

New Channel Penetration. Today, the vast majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile/tablet applications that are receiving strong reviews and solid download trends. We believe mobile bookings via smartphones present an opportunity for incremental growth as they are typically completed within one or two days of the travel or stay which is a much shorter booking window than we have historically experienced via more traditional online booking methods. During the last year, customers’ behaviors and preferences on tablet devices began to show differences from trends seen on smartphones. For example, the booking window on a smartphone typically is much shorter than the emerging trend on the tablet device and historical average on a desktop or laptop. We also believe mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition and repeat customers, particularly through mobile applications. We have a stated goal of booking 20% of our transactions through mobile devices before the end of 2014.

Seasonality

We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, are experienced in the second half of the year as selling and marketing costs offset revenue in the first half of the year as we aggressively market during the busy booking period for summer travel. As a result, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations or a change in our product mix may influence the typical trend of the seasonality in the future.

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

We note that there are more than 7,000 taxing jurisdictions in the United States, and it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, we have obtained the advice of state and local tax experts with respect to tax laws of certain states and local jurisdictions that represent a large portion of our hotel revenue. Many of the statutes and regulations that impose hotel occupancy taxes were established before the emergence of the internet and e-commerce. Certain jurisdictions have enacted, and others may enact, legislation regarding the imposition of occupancy taxes on businesses that arrange the booking of hotel accommodations. We continue to work with the relevant tax authorities and legislators to clarify our obligations under new and emerging laws and regulations. We will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant. Additionally, certain of our businesses are involved in occupancy tax related litigation, which is discussed in Part I, Item 3, Legal Proceedings. Recent occupancy tax developments are also discussed below under the caption “Occupancy Taxes.”

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

Recent developments include:

•

City of Rome, Georgia Litigation. On December 13, 2013, the Eleventh Circuit Court of Appeals ruled in favor of the online travel companies and upheld the trial court ruling that past hotel occupancy taxes are not due. On January 3, 2014, the plaintiff counties and cities filed a request that the court of appeals reconsider its ruling.

•

City of San Francisco, California Litigation. On October 10, 2013, the court entered judgment in favor of the online travel companies on all claims. On December 9, 2013, the city filed a notice of appeal. On

January 21, 2014, the city notified the Expedia companies that it will proceed against them in an administrative process and seek to recover an additional assessment amount of $24 million for the fourth quarter of 2007 to fourth quarter of 2011 time period despite the trial court judgment that online travel companies do not owe hotel occupancy taxes.

•

Leon County, Florida Litigation. On September 10, 2013, the Florida Supreme Court informed the parties that it will review the decision of the court of appeals, which affirmed the trial court’s decision that online travel companies are not liable for hotel occupancy taxes. Oral argument before the Florida Supreme Court is scheduled for April 30, 2014.

•

McAllister Arkansas Citizen-Taxpayer Litigation. Plaintiffs voluntarily dismissed their appeal of the trial court decision in favor of the online travel companies, and on January 9, 2014, the Arkansas Supreme Court dismissed the appeal, thereby concluding the case.

•

New York City Litigation. On November 21, 2013, the New York Court of Appeals reversed the intermediate appellate court’s decision and held that the Expedia companies and other online travel companies are not entitled to a refund for taxes paid during the time period before the state enabling statute allowed the city to collect occupancy taxes from the online travel companies.

•

State of Oregon Litigation. The online travel companies filed a lawsuit against the Department of Revenue challenging the application of the state’s new hotel occupancy tax law to online travel companies.

•

Hawaii Tax Court Litigation (Transient Accommodations Tax). On August 19, 2013, the Director of Taxation filed a notice of appeal of the tax court’s order that online travel companies are not liable for hotel occupancy taxes. The appeal is before the Hawaii Supreme Court for consideration.

•	State of North Carolina Litigation. The parties entered a settlement. On December 3, 2013, the lawsuit was dismissed.

For additional information on these and other legal proceedings, see Part I, Item 3, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $46 million as of December 31, 2013, which includes amounts expected to be paid in connection with the developments described above, and $35 million as of December 31, 2012.

Certain jurisdictions may require us to pay tax assessments, including occupancy tax assessments, prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission by the taxpayer that it believes it is subject to such taxes. During 2009, we expensed $48 million related to monies paid in advance of litigation in occupancy tax proceedings with the city of San Francisco. The city of San Francisco subsequently issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including $24 million against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, have been contested by the online travel companies. The city previously agreed, subject to documentation, that the second assessment need not be paid and could be placed under a bond. The city now has stated that it intends to proceed with an administrative process outside of litigation and will seek to collect the $24 million assessment against the Expedia companies. The Expedia companies will seek injunctive and other relief to block the continuation of the administrative process for these assessments that are already the subject of a court proceeding. In 2010, the Expedia companies made a pay to play payment to the city of Santa Monica. The online travel companies prevailed in that case and the payment to Santa Monica by the Expedia companies totaling $3 million was returned by the city. Hotels.com is currently under audit by the State of Texas, which imposes a pay-to-play requirement to challenge an adverse audit result in court.

We do not believe that the amounts we retain as compensation are subject to the cities’ hotel occupancy tax ordinances. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts, plus interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity.

Certain jurisdictions, including the states of New York, North Carolina, Minnesota and Oregon, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to the city of New York, the state of New York, the state and local jurisdictions of South Carolina, the State of Minnesota, the District of Columbia, the state and local jurisdictions of Georgia, Anne Arundel, Maryland, and the State of North Carolina and Durham County, North Carolina.

Hawaii Tax Court Litigation (General Excise Tax). On January 31, 2011, the online travel companies received final notices from the Hawaii Department of Taxation of assessment for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The companies appealed these assessments. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest on both the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because general excise taxes on the hotel room had already been paid for all of the years at issue. For additional information on these legal proceedings, see Part I, Item 3, Legal Proceedings.

As a pre-condition to appealing the tax court rulings, the Expedia companies were required to pay-to-play an amount equal to taxes, penalties and interest. Payment of these amounts, if any, is not an admission that we believe we are subject to the taxes in question. To the extent our appeal is successful in reducing or eliminating the assessed amounts, the state of Hawaii would be required to repay such amounts, plus interest. The total amount that the Expedia companies paid in 2013 to appeal the tax court ruling was $171 million, which is comprised of $78 million in taxes, $41 million in penalties and $52 million in interest.

During 2012, we expensed $110 million, and during 2013, we expensed an additional $64 million for amounts required or expected to be paid prior to appealing the tax court’s ruling. It is reasonably possible that we will incur amounts in excess of the amounts expensed in 2012 and 2013, which we estimate could be up to $38 million after consideration of additional outstanding assessments. The ultimate resolution of these contingencies may be greater or less than the liabilities recorded and our estimates of additional assessments.

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

Gross Bookings and Revenue Margin

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	($ in millions)
Gross Bookings
Leisure	$34,910	$30,374	$26,567	15%	14%
Egencia	4,533	3,585	2,614	26%	37%

Total gross bookings	$39,443	$33,959	$29,181	16%	16%

Revenue Margin
Leisure	12.6%	12.3%	12.3%
Egencia	8.1%	8.1%	6.9%
Total revenue margin	12.1%	11.9%	11.8%

The increase in worldwide gross bookings in 2013 as compared to 2012 was primarily driven by 23% growth in hotel room nights and 9% increase in air tickets. The increase in worldwide gross bookings in 2012 as compared to 2011 was primarily driven by 27% growth in hotel room nights and 7% increase in air tickets.

Revenue margin increased in 2013 compared to 2012 due to a favorable mix shift to our higher margin products, including hotel revenue as well as advertising and media revenue, partially offset by lower revenue per room night on our hotel product. The increase in revenue margin related to advertising and media revenue is primarily due to the 2013 acquisition of trivago, a metasearch company, which does not have associated gross bookings. However, trivago is included in revenue used to calculate total revenue margin. Revenue margin remained relatively consistent for 2012 compared to 2011.

Results of Operations

Revenue

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	($ in millions)
Revenue by Segment
Leisure	$4,406	$3,739	$3,270	18%	14%
Egencia	365	291	179	25%	63%

Total revenue	$4,771	$4,030	$3,449	18%	17%

In 2013, revenue increased primarily due to an increase in worldwide hotel revenue as well as advertising and media revenue within our Leisure segment. In 2012, revenue increased primarily due to an increase in worldwide hotel revenue. Acquisitions added approximately 5% and 2% to the year-over-year growth rates in total revenue for 2013 and 2012.

Worldwide hotel revenue increased 15% in 2013 primarily due to a 23% increase in room nights stayed driven by eLong, Brand Expedia and Hotels.com, partially offset by a 7% decrease in revenue per room night. Revenue per room night decreased primarily due to efforts to expand inventory availability as well as our global supply portfolio, including contracts signed as part of our ETP program, continued hotel mix shift to Asia-Pacific and promotional activities, such as couponing and growing our loyalty programs’ membership. Worldwide hotel revenue increased 20% in 2012 primarily due to a 27% increase in room nights stayed, partially offset by a 5% decrease in revenue per room night. Revenue per room night decreased in 2012 primarily due to changes in our hotel product mix, of which mix shift to regions with lower hotel economics was becoming a significant component.

Worldwide air revenue increased 14% in 2013 primarily due to a 9% increase in air tickets sold and 4% increase in revenue per air ticket. The increase in air tickets sold primarily relates to growth at Brand Expedia and Egencia. Worldwide air revenue decreased 8% in 2012 due to a 14% decrease in revenue per air ticket, partially offset by a 7% increase in air tickets sold. The increase in air tickets sold primarily relates to the VIA Travel acquisition and was partially offset by volume pressure associated with a 4% increase in average ticket prices. Revenue per air ticket declined in 2012 primarily due to lower net supplier economics, partially offset by consumer and interline booking fees.

The remaining worldwide revenue, other than hotel and air discussed above, which includes advertising and media, car rental, destination services and fees related to our corporate travel business, increased by 37% in 2013 as compared to 2012 primarily through strong growth in advertising and media revenue generated by the trivago acquisition, growth in fees related to our corporate travel business as a result of the VIA Travel acquisition as well as an increase in insurance revenue. The remaining worldwide revenue increased by 20% in 2012 as compared to 2011 primarily through strong growth in corporate travel fees primarily due to the VIA Travel acquisition as well as an increase in advertising and media and insurance revenue.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	($ in millions)
Revenue by Business Model
Merchant	$3,325	$3,049	$2,572	9%	19%
Agency	1,127	850	764	33%	11%
Advertising and media	319	131	113	144%	16%

Total revenue	$4,771	$4,030	$3,449	18%	17%

The increase in merchant revenue in 2013 and 2012 was due to an increase in hotel revenue primarily driven by an increase in room nights stayed.

The increase in agency revenue in 2013 was primarily due to growth in our agency hotel business, corporate travel business as well as an increase in agency air revenue. The increase in agency revenue in 2012 was primarily due to growth in our corporate travel business and agency hotel business, partially offset by a decline in agency air revenue.

The increase in advertising and media revenue in 2013 was primarily due to revenue generated by trivago.

Cost of Revenue

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	($ in millions)
Customer operations	$479	$441	$363	9%	21%
Credit card processing	358	281	241	27%	17%
Data center and other	201	177	157	14%	14%

Total cost of revenue	$1,038	$899	$761	16%	18%

% of revenue	21.8%	22.3%	22.1%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, destination supply, and stock-based compensation.

In 2013, the increase in cost of revenue expense was primarily driven by higher net credit card processing costs (including fraud and charge backs) of $77 million related to our merchant bookings. In addition, higher customer operations expenses drove an additional $38 million of the increase driven in large part by higher headcount costs related to our VIA Travel acquisition.

In 2012, the increase in cost of revenue expense was primarily driven by an increase of $78 million in customer operations expenses, of which higher headcount costs related to our VIA Travel acquisition as well as our global customer organizations accounted for approximately 80% of the total increase, as well as $40 million in higher credit card processing costs, net of credit card rebates, related to our merchant bookings growth.

Selling and Marketing

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	($ in millions)
Direct costs	$1,724	$1,309	$1,121	32%	17%
Indirect costs	472	412	354	15%	17%

Total selling and marketing	$2,196	$1,721	$1,475	28%	17%

% of revenue	46.0%	42.7%	42.8%

Selling and marketing expense primarily relates to direct costs, including traffic generation costs from search engines and internet portals, television, radio and print spending, private label and affiliate program commissions, public relations and other costs. The remainder of the expense relates to indirect costs, including personnel and related overhead in our various Leisure brands, global supply organization and Egencia as well as stock-based compensation costs.

Selling and marketing expenses increased $475 million in 2013 compared to 2012 driven by increases in direct costs of $415 million, including online and offline marketing expenses. trivago, Brand Expedia and Hotels.com accounted for the majority of the total direct cost increases. In addition, higher personnel expenses of $60 million also contributed to the increase and were driven by the addition of trivago headcount as well as increased headcount across our lodging supply organization, eLong and other Leisure brands. Acquisitions, primarily trivago, added approximately 9% to year-on-year selling and marketing expense growth.

Selling and marketing expenses increased $246 million in 2012 compared to 2011 driven by increases in direct costs of $188 million, including online marketing and mobile download spend at Hotels.com and Brand Expedia as well as higher affiliate marketing expenses at EAN, and higher personnel expenses of $58 million driven by additional headcount across our supply organization and several brands.

Technology and Content

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	($ in millions)
Personnel and overhead	$308	$263	$200	17%	31%
Depreciation and amortization of technology assets	158	116	84	37%	38%
Other	112	106	97	6%	10%

Total technology and content	$578	$485	$381	19%	27%

% of revenue	12.1%	12.0%	11.0%

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

The year-over-year increase in technology and content expense of $93 million in 2013 and $104 million in 2012 was primarily due to higher personnel costs, net of capitalized salary costs, of $45 million and $63 million for additional headcount to support key technology project for our corporate technology function, Brand Expedia and supply organization as well as increased depreciation and amortization of technology assets of $42 million and $32 million.

General and Administrative

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	($ in millions)
Personnel and overhead	$241	$219	$183	10%	20%
Professional fees and other	136	126	127	8%	0%

Total general and administrative	$377	$345	$310	9%	12%

% of revenue	7.9%	8.6%	9.0%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

In 2013, the $32 million increase in general and administrative expense was primarily due to higher personnel and overhead expenses of $22 million, of which additional headcount drove the majority of the total increase. In addition, professional fees and other increased $10 million in 2013 driven in large part by higher professional fees. Acquisitions added approximately 3% to the year-on-year general and administrative expense growth. In 2012, the $35 million increase in general and administrative expense was primarily due to higher personnel and overhead expenses of $36 million, including bonus accruals and additional headcount, and higher legal fees of $5 million, partially offset by $9 million of lower consulting fees.

Amortization of Intangible Assets

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	($ in millions)
Amortization of intangible assets	$72	$32	$22	126%	45%
% of revenue	1.5%	0.8%	0.6%

In 2013, amortization increased compared to 2012 due to amortization related to new business acquisitions, including trivago in March 2013. In addition, amortization included an approximate $3 million impairment loss related to an indefinite-lived trade name in our Leisure segment. In 2012, amortization increased compared to 2011 due primarily to amortization related to the VIA Travel acquisition.

Legal Reserves, Occupancy Tax and Other

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	($ in millions)
Legal reserves, occupancy tax and other	$78	$117	$21	(33%)	461%

Legal reserves, occupancy tax and other consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.

During 2013, we recognized $64 million for amounts paid or expected to be paid in advance of litigation primarily related to penalties and interest in connection with Hawaii’s general excise tax litigation. During 2012, we recognized $110 million related to monies expected to be paid in advance of litigation related to Hawaii’s general excise tax litigation. For additional information, see Note 16 — Commitments and Contingencies in the notes to the consolidated financial statements.

Acquisition-related and other

During 2013, we recorded approximately $57 million of stock-based compensation to acquisition-related and other expense in connection with the trivago acquisition as well as $10 million related to the upfront consideration paid to settle a portion of an employee compensation plan of trivago. For additional information, see Note 3 – Acquisitions in the notes to the consolidated financial statements.

Operating Income

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	($ in millions)
Operating income	$366	$432	$480	(15%)	(10%)
% of revenue	7.7%	10.7%	13.9%

In 2013, operating income decreased primarily due to increased costs and expenses in excess of revenue as described above, partially offset by the growth in revenue and lower charges related to the Hawaii excise tax litigation.

In 2012, operating income decreased primarily due to increased costs and expenses in excess of revenue as described above, including the Hawaii tax assessments in 2012, partially offset by the growth in revenue.

Interest Income and Expense

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	($ in millions)
Interest income	$25	$26	$20	(6%)	31%
Interest expense	(87)	(88)	(91)	(0%)	(3%)

Interest income decreased slightly in 2013 primarily due to lower average cash, cash equivalent and investment balances. Interest income increased in 2012 primarily due to higher average cash, cash equivalent and investment balances and, to a lesser extent, higher rates of return on those balances.

Other, Net

Other, net is comprised of the following:

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	($ in millions)
Foreign exchange rate losses, net	$(1)	$(16)	$(8)	(97%)	91%
Equity gains (losses) of unconsolidated affiliates, and other	(2)	(4)	1	(43%)	(387%)

Total other, net	$(3)	$(20)	$(7)	(86%)	188%

Provision for Income Taxes

	Year ended December 31,			% Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	($ in millions)
Provision for income taxes	$84	$47	$76	79%	(38%)
Effective tax rate	28.0%	13.4%	18.8%

The increase in the effective rate for 2013 compared to 2012 is primarily due to recording a valuation allowance related to foreign deferred tax assets in 2013 compared to the releasing of a valuation allowance related to foreign deferred tax assets in 2012 as well as non-deductible charges in 2013 in connection with the trivago acquisition and Hawaii pay-to-play assessments mentioned above. In 2013, our effective tax rate was lower than the 35% federal statutory rate primarily due to earnings in jurisdictions outside the United States, predominately Switzerland, where our statutory income tax rate is lower, partially offset by the factors affecting year-over-year comparability.

The decrease in the effective rate for 2012 compared to 2011 is primarily related to an increase in earnings as a percentage of total earnings in jurisdictions outside the United States as well the release of the valuation allowance related to foreign deferred tax assets. In 2012, our effective tax rate was lower than the 35% federal statutory rate primarily due to earnings in jurisdictions outside the United States as well as the release of a valuation allowance.

In 2011, our effective tax rate was lower than the 35% federal statutory rate primarily due to earnings in jurisdictions outside the United States.

Discontinued Operations, Net of Taxes

On December 20, 2011, following the close of trading on the Nasdaq Stock Market, we completed the spin-off of TripAdvisor, which consisted of the domestic and international operations previously associated with our TripAdvisor Media Group, to Expedia stockholders. During 2012, we incurred a loss from early extinguishment of our 8.5% senior notes due 2016 (the “8.5% Notes”) resulting directly from the spin-off of TripAdvisor. The pre-tax loss was approximately $38 million (or $24 million net of tax), which included an early redemption premium of $33 million and the write-off of $5 million of unamortized debt issuance and discount costs. This loss was recorded within discontinued operations in the first quarter of 2012, as that was the period in which the 8.5% Notes were legally extinguished.

Discontinued operations also include the results of operations of TripAdvisor for 2011 through spin-off on December 20, 2011. In addition, discontinued operations in 2011 include the reclassification of expense related to the obligation to fund a charitable foundation that was assumed by TripAdvisor in conjunction with the spin-off, and interest expense and amortization of debt issuance costs and discount related to the redemption of the 8.5% Notes in connection with the spin-off. For additional information, see Note 4 — Discontinued Operations in the notes to the consolidated financial statements.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $1.3 billion and $1.9 billion at December 31, 2013 and 2012, including $226 million and $160 million of cash and short-term investment balances held in wholly-owned foreign subsidiaries related to earnings indefinitely invested outside the United States as well as $319 million and $309 million of majority-owned subsidiaries, most of which is also indefinitely invested outside the United States; and our $1 billion revolving credit facility. Cumulative earnings related to undistributed earnings of certain foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled $794 million as of December 31, 2013. To date, we have permanently reinvested the majority of these foreign earnings outside of the United States and we do not intend to repatriate these earnings to fund U.S. operations. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes.

As of December 31, 2013, we maintained a $1 billion revolving credit facility of which $981 million was available. This represents the total $1 billion facility less $19 million of outstanding stand-by letters of credit (“LOC”). The revolving credit facility expires in November 2017 and bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points, and the commitment fee on undrawn amounts at 20 basis points as of December 31, 2013.

Our credit ratings are periodically reviewed by rating agencies. As of December 31, 2013, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited to access to capital markets, which could have a material impact on our financial condition and results of operations.

Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we generally pay after the travelers’ use, and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital related to merchant hotel transactions will positively impact operating cash flows. However, we are using both the merchant model and the agency model in many of our markets. If the merchant hotel model declines relative to other business models that generally consume working capital, such as agency hotel, managed corporate travel or advertising, or if there are changes to the merchant model, supplier payment terms, or booking patterns that compress the time period between our receipt of cash from travelers and our payment to suppliers, such as with mobile bookings via smartphones, our overall working capital benefits could be reduced, eliminated or even reversed.

For example, we have continued to see positive momentum in our global roll out of the ETP program launched in 2012. As this program continues to expand, and depending on relative traveler and supplier adoption rates and customer payment preferences, among other things, the scaling of ETP has and will continue to negatively impact near term working capital cash balances, cash flow, relative liquidity during the transition, and hotel revenue margins.

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

As of December 31, 2013, we had a deficit in our working capital of $1.1 billion, compared to a deficit of $368 million as of December 31, 2012. The change in deficit is primarily due to financing and investing activities, including business acquisitions and share repurchases, partially offset by cash generated by operations during 2013.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Our capital expenditures for 2014 are expected to be broadly in line to below 2013 spending levels.

Our cash flows are as follows:

	Year ended December 31,			$ Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	(In millions)
Cash provided by (used in) continuing operations:
Operating activities	$763	$1,237	$826	$(474)	$411
Investing activities	(526)	(368)	(463)	(158)	95
Financing activities	(493)	(273)	(353)	(220)	80
Net cash provided by (used in) discontinued operations	14	(8)	77	21	(85)
Effect of foreign exchange rate changes on cash and cash equivalents	(31)	15	(18)	(46)	33

In 2013, net cash provided by operating activities from continuing operations decreased by $474 million primarily due to lower benefits from working capital resulting from a decrease in the rate of growth in our merchant hotel business compared to the prior year, a working capital detriment due to changes in non-merchant accounts payable as well as an increase in general excise tax assessments and income tax payments. In 2012, net cash provided by operating activities from continuing operations increased by $411 million primarily due to increased benefits from working capital changes.

In 2013, cash used in investing activities from continuing operations increased $158 million primarily due to an increase of cash used for acquisitions of $342 million, an increase in capital expenditures of $73 million, which includes a 50% ownership interest in an aircraft for which we paid $25 million, partially offset by $286 million of cash provided by net sales of investments in 2013 compared to $82 million in 2012 as well as higher cash provided by the net settlement of currency forwards of $54 million. In 2012, cash used in investing activities from continuing operations represented a positive change of $95 million primarily due to $82 million of cash provided by net sales of investments in 2012 compared to $216 million of cash used in the net purchases of investment in 2011, partially offset by an increase of cash used for acquisitions of $164 million and higher capital expenditures of $28 million in 2012.

Cash used in financing activities from continuing operations in 2013 primarily included cash paid to acquire shares of $523 million, including the repurchased shares under the 2012 authorization discussed below, as well as $76 million cash dividend payments, partially offset by $82 million of proceeds from the exercise of options and employee stock purchase plans as well as the issuance of treasury stock. Cash used in financing activities from continuing operations in 2012 primarily included cash paid to acquire shares of $418 million, including the repurchased shares under the authorizations discussed below, as well as $130 million cash dividend payments, partially offset by $241 million of proceeds from the exercise of equity awards, including the warrants discussed below. Cash used in financing activities from continuing operations in 2011 primarily included cash paid to acquire shares of $294 million, as well as $77 million in cash dividend payments, a net $22 million outflow related to the 2011 eLong transactions and our purchase of additional interests in another subsidiary, partially offset by $34 million of proceeds from the exercise of equity awards.

During 2012, 2010, and 2006, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock during each of the respective years for a total of 60 million shares. Shares repurchased under the authorized programs were as follows:

	Year ended December 31,
	2013	2012	2011(1)
Number of shares repurchased	9.3 million	10.7 million	10.6 million
Average price per share	$55.59	$37.15	$26.60
Total cost of repurchases (in millions)(2)	$515	$397	$283

(1)	On a reverse split adjusted basis the number of shares repurchased was 5.3 million for $53.20 per share.
(2)	Amount excludes transaction costs.

As of December 31, 2013, 8.8 million shares remain authorized for repurchase under the 2012 authorization with no fixed termination date for the repurchases. Subsequent to the end of the year, we repurchased an additional 0.7 million shares for a total cost of $46 million, excluding transaction costs, representing an average purchase price of $66.68 per share.

Our common stock dividend was $0.56 per share for 2013, $0.96 per share for 2012, and $0.56 per share for 2011, which has been adjusted for the one-for-two reverse stock split on December 20, 2011. See Note 13 — Stockholders Equity in the notes to consolidated financial statements for a detail of the quarterly dividend payments by year. In addition, on February 5, 2014, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.15 per share of outstanding common stock payable on March 27, 2014 to the stockholders of record as of the close of business on March 10, 2014. Future declarations of dividends are subject to final determination by our Board of Directors.

During 2012, we issued 8.0 million shares of Expedia, Inc. common stock as a result of the exercise of 32 million privately held warrants at a weighted average exercise price of $23.91 for total proceeds to the Company of approximately $191 million. As of December 31, 2013, we did not have any warrants outstanding.

The effect of foreign exchange on our cash balances denominated in foreign currency in 2013 showed a net change of $46 million reflecting lower foreign-denominated cash balances in the current year and depreciation in most currencies. The effect of foreign exchange on our cash balances denominated in foreign currency in 2012 showed a net change of $33 million reflecting higher foreign-denominated cash balances in the current year and appreciation in currencies.

In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost of availability of future borrowings, including refinancing, if any, will be available on terms acceptable to us.

Contractual Obligations and Commercial Commitments

The following table presents our material contractual obligations and commercial commitments as of December 31, 2013:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Long-term debt(1)	$1,749	$82	$164	$664	$839
Operating leases(2)	260	58	94	71	37
Purchase obligations(3)	103	91	12	—	—
Guarantees(4)	129	117	12	—	—
Letters of credit(4)	26	24	—	2	—

Total(5)	$2,267	$372	$282	$737	$876

(1)	Our 7.456% Notes and 5.95% Notes include interest payments through maturity in 2018 and 2020, respectively, based on the stated fixed rates.
(2)	The operating leases are for office space and related office equipment. We account for these leases on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Operating lease obligations expire at various dates with the latest maturity in 2023.
(3)	Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors and marketing partners. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.
(4)	Guarantees and LOCs are commitments that represent funding responsibilities that may require our performance in the event of third-party demands or contingent events. We use our stand-by LOCs primarily for certain regulatory purposes as well as to secure payment for hotel room transactions to particular hotel properties. Of the outstanding balance of our stand-by LOCs, $19 million directly reduces the amount available to us from our revolving credit facility. The LOC amounts in the above table represent the amount of commitment expiration per period. In addition, we provide a guarantee to the aviation authority of certain foreign countries to protect against potential non-delivery of our packaged travel services sold within those countries. These countries hold all travel agents and tour companies to the same standard. Our guarantees also include bonds relating to tax assessments that we are contesting and certain surety bonds related to various company performance obligations.
(5)	Excludes $110 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.

During March 2013, we completed the purchase of a 63% equity position in trivago. The purchase agreement contains certain put/call rights whereby we may acquire and the minority shareholders of trivago may sell to us up to 50% and 100% of the minority shares of the company at fair value during the first quarter of 2016 and 2018, respectively. Our redeemable noncontrolling interest balance was $365 million as of December 31, 2013 and has not been included within the contractual obligations table above.

In conjunction with our marketing agreement with Travelocity, we have agreed to certain put/call rights whereby we may acquire or Sabre may sell to us certain assets relating to the Travelocity business. The put right held by Sabre may be exercised during the first 24 months of the arrangement only upon the occurrence of certain triggering events primarily related to the implementation of the solution, which are outside the control of Sabre. The occurrence of such events is not considered probable. After the 24 month period, the put right is only exercisable for a limited period of time in 2016 at a discount to fair value. The call right held by Expedia is exercisable at any time during the term of the arrangement the value of which, if exercised, is not expected to exceed fair value.

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2013.

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

Interest Rate Risk

In August 2006, we issued $500 million senior unsecured notes with a fixed rate of 7.456%. In August 2010, we issued $750 million senior unsecured notes with a fixed rate of 5.95%. As a result, if market interest rates decline, our required payments will exceed those based on market rates. The fair values of our 7.456% Notes and 5.95% Notes were approximately $587 million and $816 million as of December 31, 2013 as calculated based on quoted market prices in less active markets at year end. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our 7.456% Notes by approximately $12 million and our 5.95% Notes by approximately $22 million.

We maintain a $1 billion revolving credit facility, which bears interest based on market rates plus a spread determined by our credit ratings. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility. As of December 31, 2013 and 2012, we had no revolving credit facility borrowings outstanding.

We invest in investment grade corporate debt securities and, as of December 31, 2013, we had $200 million of available for sale investments. Based on a sensitivity analysis, we have determined that a hypothetical 1.00% (100 basis points) increase in bond prices would have resulted in a decrease in the fair values of our investments of approximately $2 million as of December 31, 2013. Such losses would only be realized if we sold the investments prior to maturity.

We did not experience any significant impact from changes in interest rates for the years ended December 31, 2013, 2012 or 2011.

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

To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2013 and 2012, we had a net forward asset of $2 million included in prepaid expenses and other current assets and a net forward liability of $3 million included in accrued expenses and other current liabilities. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.

Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $4 million based on our foreign currency forward positions (excluding the impact of forward positions economically hedging our merchant revenue exposures) and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2013. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.

During 2013, 2012 and 2011, we recorded net foreign exchange rate losses of approximately $1 million ($13 million excluding the contracts economically hedging our forecasted merchant revenue), $16 million ($7 million excluding the contracts economically hedging our forecasted merchant revenue), and $8 million ($5 million excluding the contracts economically hedging our forecasted merchant revenue). As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

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

Part II. Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part II. Item 9A. Controls and Procedures

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

We have audited Expedia, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Expedia, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Expedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Expedia, Inc. and our report dated February 6, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

February 6, 2014

Part II. Item 9B. Other Information

None.

Part III.

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2014 annual meeting of stockholders (the “2014 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December  31, 2013.

Part III. Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and incorporated herein by reference.

Part III. Item 11. Executive Compensation

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2014 Proxy Statement and incorporated herein by reference.

Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2014 Proxy Statement and incorporated herein by reference.

Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2014 Proxy Statement and incorporated herein by reference.

Part III. Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption “Audit Committee Report” in the 2014 Proxy Statement and incorporated herein by reference.

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

(a)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005

2.2	Separation Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	2.1	12/27/2011

2.3	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.		8-K	000-51447	2.1	12/21/2012

2.4	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.		8-K	000-51447	2.2	12/21/2012

3.1	Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	12/27/2011

3.2	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005

4.1	Amended and Restated Warrant Agreement, dated as of October 25, 2011, between Expedia, Inc. and Mellon Investor Services LLC, as equity warrant agent.		S-4/A	333-135828	4.1	10/31/2011

4.2	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006

4.3	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
4.4	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020		8-K	000-51447	4.1	08/10/2010

10.1	Amended and Restated Governance Agreement among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	000-51447	10.1	12/27/2011

10.2	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005

10.3	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005

10.4	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.2	12/27/2011

10.5	Employee Matters Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.3	12/27/2011

10.6	Transition Services Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.4	12/27/2011

10.7	Credit Agreement dated as of February 8, 2010, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; TripAdvisor LLC, a Delaware limited liability company, Hotwire, Inc., a Delaware corporation, the Lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.		8-K	000-51447	99.1	02/11/2010

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.8	First Amendment dated August 18, 2010 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	08/23/2010

10.9	Second Amendment dated August 31, 2011 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	09/02/2011

10.10	Third Amendment dated November 8, 2012 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	11/09/2012

10.11	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007

10.12	Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		10-K	000-51447	10.11	02/09/2012

10.13*	Second Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	000-51447	Appendix A	04/30/2013

10.14*	Expedia, Inc. 2013 Employee Stock Purchase Plan		DEF14A	000-51447	Appendix B	04/30/2013

10.15*	Expedia, Inc. 2013 International Employee Stock Purchase Plan		DEF 14A	000-51447	Appendix C	04/30/2013

10.16*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.9	11/14/2005

10.17*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Domestic Employees)		10-Q	000-51447	10.24	11/14/2006

10.18*	Form of Expedia, Inc. Stock Option Agreement (Domestic Employees)		10-Q	000-51447	10.2	04/30/2009

10.19*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Installment Vesting)		10-Q	000-51447	10.3	04/30/2009

10.20*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Cliff Vesting)		10-Q	000-51447	10.4	04/30/2009

10.21*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements		10-Q	000-51447	10.1	05/09/2007

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.22*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	02/19/2009

10.23*	Director Compensation Agreements Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	02/19/2009

10.24*	Employment Agreement between Dara Khosrowshahi and Expedia, Inc., effective as of August 2, 2012		8-K	000-51447	10.1	08/03/2012

10.25*	Second Amended and Restated Expedia, Inc. Restricted Stock Unit Agreement for Dara Khosrowshahi, dated as of December 20, 2011		8-K	000-51447	10.5	12/27/2011

10.26*	Executive Release of Claims Agreement between Michael B. Adler and Expedia, Inc. (Washington), dated as of September 28, 2011		S-4/A	333-175828	10.15	10/24/2011

10.27*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005

10.28*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005

10.29*	Amended and Restated Employment Agreement between Dhiren R. Fonseca and Expedia, Inc., effective as of March 30, 2012		10-Q	000-51447	10.1	04/27/2012

10.30*	Second Amended and Restated Employment Agreement between Dhiren R. Fonseca and Expedia, Inc., effective as of April 13, 2013		8-K	000-51447	10.1	04/23/2013

10.31*	Executive Separation and Release of Claims Agreement between Gary M. Fritz and Expedia, Inc., effective as of March 13, 2012		10-Q	000-51447	10.4	04/27/2012

10.32*	Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective as of October 20, 2011		S-4/A	333-175828	10.17	10/24/2011

10.33*	Employment Agreement by and between Robert J. Dzielak and Expedia, Inc., effective as of May 9, 2012		10-K	000-51447	10.30	02/06/2013

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

21	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1***	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.3***	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

*	Indicates a management contract or compensatory plan or arrangement.
**	Indicates reference to filing of IAC/InterActiveCorp
***	Furnished herewith

Signatures

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia, Inc.

By:	/s/ DARA KHOSROWSHAHI
Dara Khosrowshahi Chief Executive Officer

February 6, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 6, 2014.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

We have audited the accompanying consolidated balance sheets of Expedia, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expedia, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 6, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

February 6, 2014

Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012	2011
	(In thousands, except for per share data)
Revenue	$4,771,259	$4,030,347	$3,449,009

Costs and expenses:
Cost of revenue(1)	1,038,034	898,604	761,272
Selling and marketing (including $217,771, $205,027, and $211,018 with a related party)(1)	2,196,145	1,721,037	1,474,641
Technology and content(1)	577,820	484,898	380,999
General and administrative(1)	377,078	345,354	309,708
Amortization of intangible assets	71,731	31,705	21,925
Acquisition-related and other(1)	66,472	—	—
Legal reserves, occupancy tax and other	77,919	117,025	20,855

Operating income	366,060	431,724	479,609

Other income (expense):
Interest income	24,779	26,396	20,218
Interest expense	(87,358)	(87,788)	(90,718)
Other, net	(2,788)	(20,275)	(7,037)

Total other expense, net	(65,367)	(81,667)	(77,537)

Income from continuing operations before income taxes	300,693	350,057	402,072
Provision for income taxes	(84,335)	(47,078)	(75,731)

Income from continuing operations	216,358	302,979	326,341
Discontinued operations, net of taxes	—	(22,539)	148,262

Net income	216,358	280,440	474,603
Net (income) loss attributable to noncontrolling interests	16,492	(269)	(2,309)

Net income attributable to Expedia, Inc.	$232,850	$280,171	$472,294

Amounts attributable to Expedia, Inc.:
Income from continuing operations	$232,850	$302,710	$324,146
Discontinued operations, net of taxes	—	(22,539)	148,148

Net income	$232,850	$280,171	$472,294

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$1.73	$2.26	$2.39
Diluted	1.67	2.16	2.34

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.73	$2.09	$3.48
Diluted	1.67	2.00	3.41

Shares used in computing earnings per share:
Basic	134,912	134,203	135,888
Diluted	139,593	139,929	138,702
Dividends declared per common share	$0.56	$0.96	$0.56
(1) Includes stock-based compensation as follows:
Cost of revenue	$3,752	$3,296	$2,971
Selling and marketing	16,190	13,474	13,085
Technology and content	20,465	16,073	13,505
General and administrative	33,123	31,753	34,286
Acquisition-related and other	56,643	—	—

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$216,358	$280,440	$474,603
Other comprehensive income (loss), net of tax
Currency translation adjustments and other	23,506	17,564	(1,161)
Unrealized gains (losses) on available for sale securities, net of taxes	(1,324)	1,098	(79)

Other comprehensive income (loss), net of tax	22,182	18,662	(1,240)

Comprehensive income	238,540	299,102	473,363
Less: Comprehensive (income) loss attributable to noncontrolling interests	12,485	(1,559)	(9,616)

Comprehensive income attributable to Expedia, Inc.	$251,025	$297,543	$463,747

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,021,033	$1,293,161
Restricted cash and cash equivalents	26,042	21,475
Short-term investments	325,510	644,982
Accounts receivable, net of allowance of $11,555 and $10,771	614,735	461,531
Deferred income taxes	66,130	83,034
Income taxes receivable	64,296	27,764
Prepaid expenses and other current assets	101,541	110,319

Total current assets	2,219,287	2,642,266
Property and equipment, net	480,702	409,373
Long-term investments and other assets	250,626	224,231
Deferred income taxes	14,151	19,787
Intangible assets, net	1,111,041	821,419
Goodwill	3,663,674	3,015,670

TOTAL ASSETS	$7,739,481	$7,132,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, merchant	$1,044,259	$954,071
Accounts payable, other	261,288	283,029
Deferred merchant bookings	1,350,319	1,128,231
Deferred revenue	39,746	26,475
Income taxes payable	61,874	62,025
Accrued expenses and other current liabilities	536,895	556,244

Total current liabilities	3,294,381	3,010,075
Long-term debt	1,249,412	1,249,345
Deferred income taxes	433,532	343,553
Other long-term liabilities	138,300	126,912

Commitments and contingencies
Redeemable noncontrolling interests	364,871	13,473

Stockholders’ equity:
Common stock $.0001 par value	19	19
Authorized shares: 1,600,000
Shares issued: 192,562 and 189,255
Shares outstanding: 116,886 and 122,530
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	5,802,140	5,675,075
Treasury stock — Common stock, at cost	(3,465,675)	(2,952,790)
Shares: 75,676 and 66,725
Retained earnings (deficit)	(209,218)	(442,068)
Accumulated other comprehensive income (loss)	18,197	22

Total Expedia, Inc. stockholders’ equity	2,145,464	2,280,259
Noncontrolling interest	113,521	109,129

Total stockholders’ equity	2,258,985	2,389,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,739,481	$7,132,746

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Noncontrolling Interest	Total

	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2010	174,208,088	$17	12,799,999	$1	$6,117,053	50,034,725	$(2,241,191)	$(1,194,533)	$(8,803)	$64,159	$2,736,703
Net income (excludes $256 of net loss attributable to redeemable noncontrolling interest)								472,294		2,565	474,859
Other comprehensive income (loss), net of taxes									(8,547)	7,307	(1,240)
Proceeds from exercise of equity instruments	2,169,516	1			29,901						29,902
Tax benefits on equity awards					7,799						7,799
Treasury stock activity related to vesting of equity instruments						247,948	(11,155)				(11,155)
Common stock repurchases						5,314,000	(282,873)				(282,873)
Cash dividends paid					(76,550)						(76,550)
Spin-off of TripAdvisor, Inc. to stockholders					(647,528)						(647,528)
Adjustment to the fair value of redeemable noncontrolling interests					436						436
Changes in ownership of noncontrolling interests					(33,113)					31,272	(1,841)
Stock-based compensation expense					77,075						77,075
Other					(420)						(420)

Balance as of December 31, 2011	176,377,604	18	12,799,999	1	5,474,653	55,596,673	(2,535,219)	(722,239)	(17,350)	105,303	2,305,167
Net income (excludes $485 of net income attributable to redeemable noncontrolling interest)								280,171		(216)	279,955
Other comprehensive income (loss), net of taxes									17,372	1,290	18,662
Proceeds from exercise of equity instruments	12,877,312	1			237,994						237,995
Tax benefits on equity awards					31,367						31,367
Treasury stock activity related to vesting of equity instruments						437,991	(20,195)				(20,195)
Common stock repurchases						10,690,657	(397,376)				(397,376)
Cash dividends paid					(130,423)						(130,423)
Adjustment to the fair value of redeemable noncontrolling interests					(772)						(772)
Changes in ownership of noncontrolling interests					2,077					2,752	4,829
Stock-based compensation expense					57,545						57,545
Other					2,634						2,634

Balance as of December 31, 2012	189,254,916	19	12,799,999	1	5,675,075	66,725,321	(2,952,790)	(442,068)	22	109,129	2,389,388

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Noncontrolling Interest	Total

	Shares	Amount	Shares	Amount		Shares	Amount
Net income (excludes $7,130 of net loss attributable to redeemable noncontrolling interests)								232,850		(9,362)	223,488
Other comprehensive income (loss), net of taxes									18,175	4,007	22,182
Proceeds from exercise of equity instruments and employee stock purchase plans	3,307,451	—			52,081						52,081
Tax benefits on equity awards					38,799						38,799
Treasury stock activity related to vesting of equity instruments						159,181	(7,993)				(7,993)
Common stock repurchases						9,259,400	(514,907)				(514,907)
Proceeds from issuance of treasury stock					15,258	(467,672)	10,015				25,273
Cash dividends paid					(75,760)						(75,760)
Adjustment to the fair value of redeemable noncontrolling interests					(26,614)						(26,614)
Changes in ownership of noncontrolling interests					6,928					9,747	16,675
Stock-based compensation expense					116,735						116,735
Other					(362)						(362)

Balance as of December 31, 2013	192,562,367	$19	12,799,999	$1	$5,802,140	75,676,230	$(3,465,675)	$(209,218)	$18,197	$113,521	$2,258,985

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities:
Net income	$216,358	$280,440	$474,603
Less: Discontinued operations, net of tax	—	(22,539)	148,262

Net income from continuing operations	216,358	302,979	326,341
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	211,744	164,247	133,009
Amortization of stock-based compensation	130,173	64,596	63,847
Amortization of intangible assets	71,731	31,705	21,925
Deferred income taxes	(772)	(55,120)	9,942
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	56,822	(19,904)	17,525
Realized (gain) loss on foreign currency forwards	(40,850)	12,954	6,190
Other	10,576	17,521	14,807
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(127,327)	(84,017)	(70,012)
Prepaid expenses and other current assets	(18,724)	(3,386)	(20,035)
Accounts payable, merchant	91,503	146,469	80,390
Accounts payable, other, accrued expenses and other current liabilities	(97,985)	345,938	65,152
Deferred merchant bookings	246,229	312,059	178,807
Deferred revenue	13,722	1,141	(2,159)

Net cash provided by operating activities from continuing operations	763,200	1,237,182	825,729

Investing activities:
Capital expenditures, including internal-use software and website development	(308,581)	(235,697)	(207,837)
Purchases of investments	(1,216,591)	(1,873,519)	(1,723,350)
Sales and maturities of investments	1,502,576	1,955,955	1,507,240
Acquisitions, net of cash acquired	(541,247)	(199,360)	(35,221)
Net settlement of foreign currency forwards	40,850	(12,954)	(6,190)
Other, net	(2,520)	(2,250)	1,898

Net cash used in investing activities from continuing operations	(525,513)	(367,825)	(463,460)

Financing activities:
Purchases of treasury stock	(522,900)	(417,571)	(294,027)
Proceeds from issuance of treasury stock	25,273	—	—
Payment of dividends to stockholders	(75,760)	(130,423)	(76,550)
Purchases of interest in controlled subsidiaries, net	(14,923)	(2,015)	(22,485)
Proceeds from exercise of equity awards and employee stock purchase plan	56,836	241,193	34,489
Excess tax benefit on equity awards	39,606	41,100	7,271
Other, net	(648)	(5,071)	(2,192)

Net cash used in financing activities from continuing operations	(492,516)	(272,787)	(353,494)

Net cash provided by (used in) continuing operations	(254,829)	596,570	8,775
Net cash provided by (used in) discontinued operations	13,637	(7,607)	76,903
Effect of exchange rate changes on cash and cash equivalents	(30,936)	15,064	(17,743)

Net increase (decrease) in cash and cash equivalents	(272,128)	604,027	67,935
Cash and cash equivalents at beginning of year	1,293,161	689,134	621,199

Cash and cash equivalents at end of year	$1,021,033	$1,293,161	$689,134

Supplemental cash flow information
Cash paid for interest from continuing operations	$84,136	$86,024	$87,094
Income tax payments, net from continuing operations	73,439	9,632	53,772

See notes to consolidated financial statements.

Expedia, Inc.

Notes to Consolidated Financial Statements

NOTE 1 — Organization and Basis of Presentation

Description of Business

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.com™, Expedia® Affiliate Network, Classic Vacations, Expedia Local Expert, Egencia™, Expedia® CruiseShipCenters®, eLong™, Inc. (“eLong”), Venere Net SpA (“Venere”), and trivago GmbH (“trivago”). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

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

Seasonality

We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, are experienced in the second half of the year as selling and marketing costs offset revenue in the first half of the year as we aggressively market during the busy booking period for summer travel. As a result, revenue and income are typically the lowest in the first quarter and highest in the third quarter.

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

We characterize our minority interest in eLong as a noncontrolling interest and classify it as a component of stockholders’ equity in our consolidated financial statements. Noncontrolling interests with shares redeemable at the option of the minority holders, such as trivago, have been included in redeemable noncontrolling interests. See “Redeemable Noncontrolling Interest” below for further information.

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

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include revenue recognition; recoverability of current and long-lived assets, intangible assets and goodwill; income and transactional taxes, such as potential settlements related to occupancy and excise taxes; loss contingencies; loyalty program liabilities; redeemable noncontrolling interests; stock-based compensation and accounting for derivative instruments.

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

We offer travel products and services on a stand-alone and package basis primarily through the following business models: the merchant model, the agency model and the advertising model.

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

Under the advertising model, we offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on trivago and our transaction-based websites.

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

Collaborative Arrangement

During 2013, we entered into an exclusive, long-term strategic marketing agreement with Travelocity, whereby Expedia powers or will power the technology platforms for Travelocity’s existing websites in the United States and Canada, while providing Travelocity access to our supply and customer services. Travelocity is focusing its efforts on promoting its brand and marketing the broad offering of travel services and supply made available through the agreement. Travelocity remains wholly-owned by Sabre Holdings Corporation (“Sabre”), and independent of Expedia, Inc. Under the terms of the agreement, Travelocity is compensated through a performance-based marketing fee related to bookings powered by Expedia made through Travelocity-branded websites in the United States and Canada. We account for the strategic marketing agreement under the applicable authoritative accounting guidance surrounding collaborative arrangements whereby Expedia is the principal party in the transaction with the customer. Revenue earned on the Travelocity websites is recorded as a component of Expedia’s net revenue in accordance with our revenue recognition policies and the related marketing fee is recorded as selling and marketing expense. No amounts were received or recognized between the parties before launch. Brand Expedia launched hotel and air products on the Travelocity-branded websites for the United States during the fourth quarter of 2013 and expects to complete the majority of the migration of the remaining products and the Canada website during the first half of 2014.

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

We record investments using the equity method when we have the ability to exercise significant influence over the investee, including our investment in the AirAsia joint venture that launched in July 2011, of which we owned 50% as of December 31, 2013. Equity investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified within long-term investments and other assets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments.

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

Redeemable Noncontrolling Interests

We have noncontrolling interests in majority owned entities, which are carried at fair value as the noncontrolling interests contain certain rights, whereby we may acquire and the minority shareholders may sell to us the additional shares of the companies. Changes in fair value of the shares for which the minority holders may sell to us are recorded to the noncontrolling interest and as charges or credits to retained earnings (or additional paid-in capital in the absence of retained earnings). Fair value determinations require high levels of judgment (“Level 3” on the fair value hierarchy) and are based on various valuation techniques, including market comparables and discounted cash flow projections.

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

At December 31, 2013 and 2012, our derivative instruments primarily consisted of foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. We do not hold or issue financial instruments for speculative or trading purposes.

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

Inducement Offers. These promotions include discounts granted at the time of a current purchase to be applied against a future qualifying purchase. We treat inducement offers as a reduction to revenue based on estimated future redemption rates. We allocate the discount amount at the time of the offer between the current purchase and the potential future purchase based on our expected relative value of the transactions. We estimate our redemption rates using our historical experience for similar inducement offers.

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

Advertising Expense

We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2013, 2012 and 2011, our advertising expense was $1.2 billion, $890 million, and $797 million. As of December 31, 2013 and 2012, we had $16 million and $9 million of prepaid marketing expenses included in prepaid expenses and other current assets.

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

Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a three or four-year period. We measure the value of RSUs at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. We record RSUs that may be settled by the holder in cash, rather than shares, as a liability and we remeasure these instruments at fair value at the end of each reporting period. Upon settlement of these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date. Performance-based RSUs vest upon achievement of certain company-based performance conditions. On the date of grant, we determine the fair value of the performance-based award based on the fair value of our common stock at that time and we assess whether it is probable that the performance targets will be achieved. If assessed as probable, we record compensation expense for these awards over the estimated performance period using the accelerated method. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

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

Earnings Per Share

We compute basic earnings per share by taking net income attributable to Expedia, Inc. available to common stockholders divided by the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. Diluted earnings per share include the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as if converted methods, as applicable. For additional information on how we compute earnings per share, see Note 14 — Earnings Per Share.

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

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents and corporate debt securities. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of prime institutional money market funds as well as bank (both interest and non-interest bearing) account balances denominated in U.S. dollars, euros, Australian dollar, British pound sterling, Canadian dollar, Chinese renminbi and Japanese yen.

Contingent Liabilities

We have a number of regulatory and legal matters outstanding, as discussed further in Note 16 — Commitments and Contingencies. Periodically, we review the status of all significant outstanding matters to assess the potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Occupancy Tax

Some states and localities impose a transient occupancy or accommodation tax on the use or occupancy of hotel accommodations. Generally, hotels collect taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the occupancy tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In all but a limited number of jurisdictions, we do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel occupancy taxes when determined to be probable and estimable. See Note 16 — Commitments and Contingencies for further discussion.

NOTE 3 — Acquisitions

During 2013, we completed the purchase of a 63% equity position (61.6% on a fully diluted basis) in trivago GmbH, a leading hotel metasearch company based in Germany. trivago was acquired due to the quality and strength of its product and brand and our belief that the company will continue to scale as it expands globally. In conjunction with the acquisition, we paid €434 million in cash, or approximately $564 million based on March 8, 2013 exchange rates, of which $554 million was paid to the shareholders of trivago and $10 million was used to settle a portion of an employee compensation plan. In addition, we agreed to issue 875,200 shares of Expedia, Inc. common stock to certain employee stockholders in five equal increments on or about each of the first through fifth anniversaries of the acquisition. The number of shares of Expedia common stock was calculated based on the aggregate value of €43 million using a thirty-day trailing average of closing trading prices and exchange rates prior to acquisition. Also in conjunction with the acquisition, we replaced certain employee stock-based awards of the acquiree, which related to pre-combination service, for an acquisition date fair value of $15 million.

As a result of the acquisition, we expensed $66 million to acquisition-related and other on the consolidated statements of operations during 2013, which included approximately $57 million in stock-based compensation related to the issuance of the 875,200 shares of common stock as the issuance was determined separate from the business combination and was not contingent upon any future service or other certain event except the passage of time as well as approximately $10 million for the amount paid to settle a portion of the employee compensation plan of trivago, which was considered separate from the business combination. Acquisition-related costs were expensed as incurred and were not significant.

The aggregate purchase price consideration was $570 million, which included the cash paid to shareholders of trivago of $554 million as well as $15 million for replaced employee stock-based awards of the acquiree. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows, in thousands:

Goodwill	$633,436
Intangible assets with indefinite lives	220,416
Intangible assets with definite lives(1)	136,281
Net assets(2)	19,064
Deferred tax liabilities	(111,379)
Redeemable noncontrolling interest	(343,984)

Total	$553,834

(1)	Acquired definite-lived intangible assets primarily consist of technology, partner relationship and non-compete agreement assets and have estimated useful lives of between 3 and 7 years with a weighted average life of 3.7 years.
(2)	Includes cash acquired of $13 million.

The value of the replaced employee stock-based awards of the acquiree was included in the purchase price allocation with a corresponding offset to redeemable noncontrolling interest, because the replacement awards were issued in subsidiary stock.

The goodwill of $633 million is primarily attributed to assembled workforce, operating synergies and potential expansion into other global markets. The goodwill has been allocated to the Leisure segment and is not expected to be deductible for tax purposes.

The fair value of the 37% noncontrolling interest was estimated to be $344 million at the time of acquisition based on the fair value per share, excluding the control premium which was paid to certain shareholders in order to obtain control. In addition, the purchase agreement contains certain put/call rights whereby we may acquire and the minority shareholders of trivago may sell to us up to 50% and 100% of the minority shares of the company at fair value during the first quarter of 2016 and 2018, respectively. As the noncontrolling interest is redeemable at the option of the minority holders, we classified the balance as redeemable noncontrolling interest with future changes in the fair value above the initial basis recorded as charges or credits to retained earnings (or additional paid-in capital in absence of retained earnings). The put/call arrangement includes certain rollover provisions that, if triggered, would cause the minority shares to be treated as though they become mandatorily redeemable, and to be reclassified as a liability at the time such trigger becomes certain to occur. For further information on redeemable noncontrolling interest, see Note 12 — Redeemable Noncontrolling Interests.

trivago’s results of operations have been included in our consolidated results from the transaction closing date forward. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results. During 2013, the acquisition accounted for approximately 4% of consolidated revenue for the year.

During 2012, we acquired VIA Travel, a travel management company in the Nordics. During 2011, we acquired a number of travel product and service companies. The following table summarizes the allocation of the purchase price for all acquisitions made during 2012 and 2011, in thousands:

	2012	2011
Goodwill	$129,156	$22,522
Intangible assets with definite lives(1)	111,864	21,567
Net liabilities(2)	(28,913)	(590)

Total(3)	$212,107	$43,499

(1)	For 2012, acquired intangible assets primarily consist of customer and supplier relationship assets. In total, the weighted average life of acquired intangible assets during 2012 and 2011 was 8.1 years and 3.7 years.
(2)	Includes cash acquired of $13 million and $6 million during 2012 and 2011.
(3)	As of December 31, 2011, $3 million of the total purchase price was accrued with the remainder paid in cash during the respective years.

The results of operations of each of the acquired businesses in 2012 and 2011 have been included in our consolidated results from each transaction closing date forward; their effect on consolidated revenue and operating income during 2012 and 2011 was not significant.

NOTE 4 — Discontinued Operations

On December 20, 2011, we completed the spin-off of TripAdvisor, Inc., which included its flagship brand as well as 18 other travel media brands. Accordingly, we have presented the financial condition and results of operations of our former TripAdvisor Media Group segment in the consolidated financial statements through December 20, 2011 as discontinued operations. Additionally, the 2012 loss incurred to extinguish our 8.5% senior notes due 2016 (the “8.5% Notes”), a result of the spin-off, was recorded as discontinued operations. See below for a full description of the extinguishment. Financial data for the discontinued operations for the years ended December 31, 2012 and 2011 was as follows:

	Year ended December 31,
	2012	2011
Revenue	$—	$620,994

Income (loss) before income taxes	$(37,568)	$230,380
Provision for income taxes	15,029	(82,118)

Net income (loss)	(22,539)	148,262
Net income attributable to noncontrolling interest	—	(114)

Net income (loss) attributable to discontinued operations	$(22,539)	$148,148

Earnings (loss) per share:
Basic	$(0.17)	$1.09
Diluted	(0.16)	1.07

Shares used in computing earnings per share:
Basic	134,203	135,888
Diluted	139,929	138,702

Discontinued operations for the year ended December 31, 2011 included spin-off costs (e.g., legal and professional fees) of $14 million. Our Leisure segment recognized approximately $207 million of sales and marketing expense from TripAdvisor in 2011 through the spin-off date. Interest expense and amortization of debt issuance and discount costs related to the 8.5% Notes of $35 million for the year ended December 31, 2011 were also included within discontinued operations.

The indenture governing our $400 million aggregate principal amount of the 8.5% Notes contained certain covenants that could have restricted implementation of the spin-off. On December 20, 2011, prior to consummation of the spin-off, we gave “Notice of Redemption” to the bondholders, the effect of which was the bonds became due and payable on the redemption date at the redemption price. The redemption price was equal to 100% of the principal amount plus a make-whole premium as of, and accrued and unpaid interest to, the redemption date. The redemption date was defined as 30 days after the Notice of Redemption was given. In order to complete the Notice of Redemption, we were required to irrevocably deposit, with the Trustee, funds sufficient to pay the redemption price plus accrued interest on the 8.5% Notes (approximately $451 million). The 8.5% Notes were fully redeemed on January 19, 2012, the redemption date, for approximately $450 million. In connection with the redemption, we incurred a pre-tax loss from early extinguishment of debt of approximately $38 million (or $24 million net of tax), which included an early redemption premium of $33 million and the write-off of $5 million of unamortized debt issuance and discount costs. This loss was recorded within discontinued operations in the first quarter of 2012, as that was the period in which the bonds were legally extinguished. During 2013, we received an income tax refund of $14 million related to the tax benefit for extinguishment, which was included within cash provided by discontinued operations in our consolidated statement of cash flows for the period.

NOTE 5 — Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$229,425	$229,425	$—
Time deposits	138,956	—	138,956
Restricted cash:
Time deposits	17,085	—	17,085
Derivatives:
Foreign currency forward contracts	2,225	—	2,225
Investments:
Time deposits	258,308	—	258,308
Corporate debt securities	200,386	—	200,386

Total assets	$846,385	$229,425	$616,960

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

As of December 31, 2013 and 2012, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of December 31, 2013, we had $67 million of short-term and $133 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses both of $1 million. As of December 31, 2012, we had $119 million of short-term and $126 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains of $2 million and gross unrealized losses of less than $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments. Additionally, we have time deposits classified as restricted cash to fulfill the requirement of an aviation authority of a certain foreign country to protect against the potential non-delivery of travel services in that country. Of the total time deposit investments, $283 million and $274 million as of December 31, 2013 and 2012 related to balances held by our majority-owned subsidiaries.

We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. As of December 31, 2013, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $282 million. We had a net forward asset of $2 million recorded in prepaid expenses and other current assets and a net forward liability of $3 million as of December 31, 2013 and 2012 recorded in accrued expenses and other current liabilities. We recorded $47 million, $(21) million, and $(1) million in net gains (losses) from foreign currency forward contracts in 2013, 2012 and 2011.

NOTE 6 — Property and Equipment, Net

Our property and equipment consists of the following:

	December 31,
	2013	2012
	(In thousands)
Capitalized software development	$787,526	$648,477
Computer equipment	178,319	147,245
Furniture and other equipment	129,856	119,103
Leasehold improvements	121,084	107,376

	1,216,785	1,022,201
Less: accumulated depreciation	(781,477)	(655,301)
Projects in progress	45,394	42,473

Property and equipment, net	$480,702	$409,373

As of December 31, 2013 and 2012, our recorded capitalized software development costs, net of accumulated amortization, were $325 million and $257 million. For the years ended December 31, 2013, 2012 and 2011, we recorded amortization of capitalized software development costs of $139 million, $100 million, and $73 million, most of which is included in technology and content expenses.

NOTE 7 — Goodwill and Intangible Assets, Net

The following table presents our goodwill and intangible assets as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Goodwill	$3,663,674	$3,015,670
Intangible assets with indefinite lives	875,688	657,865
Intangible assets with definite lives, net	235,353	163,554

	$4,774,715	$3,837,089

Impairment Assessments. We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that impairment may have occurred. As of October 1, 2013, we had no impairments to goodwill but recorded a $3 million impairment charge related to an indefinite-lived trade name within our Leisure segment, which was included in intangible amortization during the year ended December 31, 2013. As of October 1, 2012, we had no impairments.

Goodwill. The following table presents the changes in goodwill by reportable segment:

	Leisure	Egencia	Total
	(In thousands)
Balance as of January 1, 2012	$2,814,486	$62,815	$2,877,301
Additions	2,684	128,730	131,414
Foreign exchange translation	5,218	1,737	6,955

Balance as of December 31, 2012	2,822,388	193,282	3,015,670
Additions	636,445	—	636,445
Foreign exchange translation	10,190	1,369	11,559

Balance as of December 31, 2013	$3,469,023	$194,651	$3,663,674

In 2013 and 2012, the additions to goodwill relate primarily to our acquisitions as described in Note 3 — Acquisitions and are not expected to be deductible for tax purposes.

As of December 31, 2013 and 2012, accumulated goodwill impairment losses in total were $2.5 billion, which is associated with Leisure.

Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.

Intangible Assets with Definite Lives. The following table presents the components of our intangible assets with definite lives as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Supplier relationships	$329,424	$(263,138)	$66,286	$282,884	$(244,083)	$38,801
Technology	287,984	(214,983)	73,001	209,901	(185,709)	24,192
Customer lists	109,969	(36,360)	73,609	109,971	(26,275)	83,696
Affiliate agreements	38,514	(37,412)	1,102	38,627	(33,911)	4,716
Other	285,262	(263,907)	21,355	267,728	(255,579)	12,149

Total	$1,051,153	$(815,800)	$235,353	$909,111	$(745,557)	$163,554

Amortization expense was $72 million, $32 million, and $22 million for the years ended December 31, 2013, 2012 and 2011.

The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2013, assuming no subsequent impairment of the underlying assets, is as follows, in thousands:

2014	$70,784
2015	56,570
2016	34,937
2017	20,012
2018	16,071
2019 and thereafter	36,979

Total	$235,353

NOTE 8 — Debt

The following table sets forth our outstanding debt:

	December 31,
	2013	2012
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,412	749,345

Long-term debt	$1,249,412	$1,249,345

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at December 31, 2013 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. The 7.456% Notes were repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest, if such holders elected to exercise their option for repayment during a tendering period of June 1, 2013 to June 20, 2103. No investors elected to exercise their option during the required tendering period. Separately from the holder option, at any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $750 million in registered senior unsecured notes outstanding at December 31, 2013 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

The 7.456% and 5.95% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 21 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. Accrued interest related to the Notes was $31 million as of both December 31, 2013 and 2012.

The approximate fair value of 7.456% Notes was approximately $587 million and $598 million as of December 31, 2013 and 2012, and the approximate fair value of 5.95% Notes was approximately $816 million and $832 million as of December 31, 2013 and 2012. These fair values were based on quoted market prices in less active markets (Level 2 inputs).

Credit Facility

Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes, that expires in November 2017. As of December 31, 2013 and 2012, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 20 basis points as of December 31, 2013. The facility contains covenants including maximum leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of December 31, 2013 and 2012, there was $19 million and $25 million of outstanding stand-by LOCs issued under the facility.

NOTE 9 — Employee Benefit Plans

Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $28 million, $22 million, and $18 million for the years ended December 31, 2013, 2012 and 2011.

NOTE 10 — Stock-Based Awards and Other Equity Instruments

Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2013, we had approximately 11 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.

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

The following table presents a summary of our stock option activity:

	Options(1)	Weighted Average Exercise Price(1)	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance as of January 1, 2011	9,103	$35.90
Granted	3,725	43.19
Exercised	(1,176)	24.16
Cancelled	(1,030)	32.48
Adjustments due to the spin-off(2)	4,288
Exercised — post spin-off	(112)	14.13

Balance as of December 31, 2011(3)	14,798	17.96
Granted	5,586	36.36
Exercised	(3,582)	13.31
Cancelled	(1,566)	23.47

Balance as of December 31, 2012	15,236	25.24
Granted	4,016	65.29
Exercised	(2,730)	18.10
Cancelled	(1,095)	37.87

Balance as of December 31, 2013	15,427	36.03	4.4	$518,726

Exercisable as of December 31, 2013	5,625	23.78	2.8	258,071

Vested and expected to vest after December 31, 2013	11,992	35.84	4.7	405,560

(1)	Reflects the one-for-two reverse stock split on December 20, 2011.
(2)	Reflects the equitable adjustment to the exercise prices and number of outstanding stock options necessary to maintain the intrinsic value of those awards immediately prior to and following the spin-off.
(3)	Outstanding options as of December 31, 2011 represent options outstanding after giving effect to the one-for-two reverse stock split and spin-off adjustments made in order to maintain the intrinsic value of those awards immediately prior to and immediately following the transaction.

The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2013, based on our closing stock price of $69.66 as of the last trading date in 2013. The total intrinsic value of stock options exercised was $117 million, $109 million, and $30 million for the years ended December 31, 2013, 2012 and 2011.

During the three years ended December 31, 2013, 2012 and 2011, we awarded stock options as our primary form of stock-based compensation. The fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 were estimated at the date of grant using the Black-Scholes option-pricing model, assuming the following weighted average assumptions:

	2013	2012	2011
Risk-free interest rate	0.71%	0.64%	1.87%
Expected volatility	44.81%	53.13%	49.94%
Expected life (in years)	4.07	4.00	4.68
Dividend yield	0.80%	1.04%	1.38%
Weighted-average estimated fair value of options granted during the year	$21.96	$13.96	$16.90

The 2011 weighted average fair value has been adjusted for the one-for-two reverse stock split in December 2011.

RSUs, which are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests, were our primary form of stock-based award prior to 2009. Our RSUs generally vest over three or four-years, but may accelerate in certain circumstances, including certain changes in control.

The following table presents a summary of RSU activity:

	RSUs(1)	Weighted Average Grant-Date Fair Value(1)
	(In thousands)
Balance as of January 1, 2011	2,317	$40.24
Granted	221	52.35
Vested and released	(832)	39.32
Cancelled	(137)	41.98
Adjustments due to the spin-off(2)	725
Vested and released — post spin-off	(12)	13.45

Balance as of December 31, 2011(3)	2,282	21.47
Granted	602	32.07
Vested and released	(1,382)	21.02
Cancelled	(284)	22.82

Balance as of December 31, 2012	1,218	29.57
Granted	216	63.04
Vested and released	(480)	23.29
Cancelled	(522)	86.10

Balance as of December 31, 2013	432	50.64

(1)	Reflects the one-for-two reverse stock split on December 20, 2011.
(2)	Reflects the equitable adjustment to the number of unvested RSUs necessary to maintain the fair value of those awards immediately prior to and following the spin-off.
(3)	Outstanding RSUs as of December 31, 2011 represent RSUs outstanding after giving effect to one-for-two reverse stock split and spin-off adjustments made in order to maintain the fair value of those awards immediately prior to and immediately following the transaction.

The total market value of shares vested and released during the years ended December 31, 2013, 2012 and 2011 was $29 million, $62 million, and $37 million. Included in RSUs outstanding at December 31, 2011 were 400,000 of RSUs awarded to our Chief Executive Officer, for which vesting was tied to achievement of performance targets. These awards vested and released during 2012.

In 2013, 2012 and 2011, we recognized total stock-based compensation expense of $130 million, $65 million, and $64 million. The total income tax benefit related to stock-based compensation expense was $17 million, $19 million, and $12 million for 2013, 2012 and 2011.

Cash received from stock-based award exercises for the years ended December 31, 2013 and 2012 was $57 million and $50 million. Our employees that held IAC vested stock options prior to the IAC/InterActiveCorp (“IAC”) spin-off in August 2005 received vested stock options in both Expedia and IAC. In addition, our employees that held vested Expedia options prior to the TripAdvisor spin-off on December 20, 2011 received vested stock options in both Expedia and TripAdvisor. As these IAC and TripAdvisor stock options are exercised, we receive a tax deduction. Total current income tax benefits during the years ended December 31, 2013 and 2012 associated with the exercise of IAC, TripAdvisor and Expedia stock-based awards held by our employees were $52 million and $64 million.

As of December 31, 2013, there was approximately $146 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 2.82 years.

During 2012, we issued 8.0 million shares of Expedia, Inc. common stock as a result of the exercise of 32 million privately held warrants at a weighted average exercise price of $23.91 for total proceeds to the Company of approximately $191 million. As of December 31, 2013, we did not have any warrants outstanding.

Employee Stock Purchase Plan

During 2013, we announced and implemented our 2013 Employee Stock Purchase Plan (“ESPP”), which allows shares of our common stock to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. Eligible employees are allowed to contribute up to 10% of their base compensation. During 2013, approximately 69,000 shares were purchased under this plan for an average price of $46.31 per share. As of December 31, 2013, we have reserved approximately 1.4 million shares of our common stock for issuance under the ESPP.

NOTE 11 — Income Taxes

The following table summarizes our U.S. and foreign income (loss) from continuing operations before income taxes:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
U.S.	$26,888	$(20,097)	$112,210
Foreign	273,805	370,154	289,862

Total	$300,693	$350,057	$402,072

Provision for Income Taxes

The following table summarizes our provision for income taxes from continuing operations:

	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Current income tax expense:
Federal	$38,209	$56,501	$23,933
State	(402)	(24)	7,803
Foreign	47,300	45,721	34,053

Current income tax expense	85,107	102,198	65,789

Deferred income tax (benefit) expense:
Federal	$12,371	$(33,724)	$19,837
State	445	578	322
Foreign	(13,588)	(21,974)	(10,217)

Deferred income tax (benefit) expense:	(772)	(55,120)	9,942

Income tax expense	$84,335	$47,078	$75,731

We reduced our current income tax payable by $52 million, $64 million, and $21 million for the years ended December 31, 2013, 2012 and 2011 for tax deductions attributable to stock-based compensation.

Deferred Income Taxes

As of December 31, 2013 and 2012, the significant components of our deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Provision for accrued expenses	$43,261	$43,766
Loyalty rewards reserve	49,310	32,772
Occupancy tax reserve	18,222	52,624
Net operating loss and tax credit carryforwards	33,979	32,765
Stock-based compensation	33,262	29,330
Other	36,667	31,683

Total deferred tax assets	214,701	222,940
Less valuation allowance	(32,942)	(12,695)

Net deferred tax assets	$181,759	$210,245

Deferred tax liabilities:
Prepaid merchant bookings and prepaid expenses	$(62,082)	$(49,859)
Intangible assets	(392,002)	(282,570)
Investment in subsidiaries	(7,913)	(8,009)
Unrealized gains	(8,999)	(15,396)
Property and equipment	(63,379)	(93,867)
Other	(635)	(1,276)

Total deferred tax liabilities	$(535,010)	$(450,977)

Net deferred tax liability	$(353,251)	$(240,732)

As of December 31, 2013, we had federal, state, and foreign net operating loss carryforwards (“NOLs”) of approximately $5 million, $23 million and $105 million. If not utilized, the federal and state NOLs will expire at various times between 2014 and 2033. Foreign NOLs of $74 million may be carried forward indefinitely, and foreign NOLs of $31 million will expire at various times between 2016 and 2033.

As of December 31, 2013, we had a valuation allowance of approximately $33 million related to certain NOL carryforwards for which it is more likely than not the tax benefit will not be realized. The valuation allowance increased by $20 million from the amount recorded as of December 31, 2012 due to the recording of a valuation allowance on cumulative foreign net operating losses for which realization is no longer certain. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

We have not provided deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries indefinitely reinvested outside of the U.S. The total amount of such earnings was $794 million as of December 31, 2013. To date, we have invested the majority of these foreign earnings outside of the United States and we do not intend to repatriate these earnings to fund U.S. operations. In the event we distribute such earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes. Due to complexities in tax laws, uncertainties related to the timing and source of any potential distribution of such earnings, and other important factors such as the amount of associated foreign tax credits, it is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate

A reconciliation of amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes to total income tax expense is as follows:

	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Income tax expense at the federal statutory rate of 35%	$105,243	$122,520	$140,725
Foreign tax rate differential	(87,729)	(78,094)	(74,431)
State income taxes, net of effect of federal tax benefit	3,994	1,280	5,262
Unrecognized tax benefits and related interest	12,096	16,038	8,297
Change in valuation allowance	19,167	(11,838)	(7,740)
Hawaii pay-to-play penalties	14,404	—	—
trivago acquisition stock-based compensation	19,825	—	—
Other, net	(2,665)	(2,828)	3,618

Income tax expense	$84,335	$47,078	$75,731

Our effective tax rate in 2013, 2012 and 2011 was lower than the 35% federal statutory income tax rate due to earnings in foreign jurisdictions, primarily Switzerland, where the statutory income tax rate is lower.

Uncertain Tax Positions

We account for uncertain tax positions based on a two-step process of evaluating recognition and measurement criteria. The first step assesses whether the tax position is more likely than not to be sustained upon examination by the tax authority, including resolution of any appeals or litigation, based on the technical merits of the position. If the tax position meets the more likely than not criteria, the portion of the tax benefit greater than 50% likely to be realized upon settlement with the tax authority is recognized in the financial statements.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2013	2012	2011
		(In thousands)
Balance, beginning of year	$102,305	$81,682	$68,536
Increases to tax positions related to the current year	21,899	20,453	15,679
Increases to tax positions related to prior years	5,064	4,837	1,047
Decreases to tax positions related to prior years	(3,732)	(304)	(2,142)
Reductions due to lapsed statute of limitations	(4,134)	(5,061)	(3,352)
Settlements during current year	(8,957)	(607)	—
Interest and penalties	(2,733)	1,305	1,914

Balance, end of year	$109,712	$102,305	$81,682

As of December 31, 2013, we had $110 million of gross unrecognized tax benefits, $85 million of which, if recognized, would affect the effective tax rate. As of December 31, 2012, we had $102 million of gross unrecognized tax benefits, $83 million of which, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2013 and 2012, total gross interest and penalties accrued was $15 million and $18 million, respectively. In connection with our unrecognized tax benefits, we recognized interest (benefit) expense in 2013, 2012 and 2011 of $(3) million, $1 million, and $2 million.

The Company is routinely under audit by federal, state, local and foreign income tax authorities. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently examining Expedia’s U.S. federal income tax returns for the periods ended December 31, 2009 through December 31, 2010. With few exceptions, the statute of limitations for periods prior to 2001, and from 2006 to 2008 are closed. The statute of limitations for periods ending December 31, 2003 through August 8, 2005 has been extended to June 30, 2014.

The Company believes it is reasonably possible its liabilities related to uncertain tax positions could decrease by approximately $23 million within twelve months of the current reporting date due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences.

NOTE 12 — Redeemable Noncontrolling Interests

We have noncontrolling interests in majority owned entities, which are carried at fair value as the noncontrolling interests contain certain rights, whereby we may acquire and the minority shareholders may sell to us the additional shares of the companies. A reconciliation of redeemable noncontrolling interest for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Balance, beginning of the period	$13,473	$13,952	$29,825
Acquisition of redeemable noncontrolling interest	343,984	—	—
Purchase of subsidiary shares at fair value	(14,923)	—	(14,688)
Net income (loss) attributable to noncontrolling interests	(7,130)	485	(256)
Fair value adjustments	26,614	772	(436)
Currency translation adjustments and other	2,853	(1,736)	(493)

Balance, end of period	$364,871	$13,473	$13,952

For information on redeemable noncontrolling interest acquired during 2013, see Note 3 — Acquisitions. During 2013, fair value adjustments represent the increase to redeemable noncontrolling interest to reflect the estimated redemption value as of December 31, 2013.

NOTE 13 — Stockholders’ Equity

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

Preferred Stock

In December 2011, in connection with the spin-off, we completed a preferred stock merger which resulted in each share of Series A preferred stock converting into the right to receive cash equal to $22.23 per share plus an amount equal to accrued and unpaid dividends and resulted in a cash payment of approximately $17,000. As of December 31, 2013 and 2012, we have no preferred stock outstanding.

Share Repurchases

During 2012, 2010, and 2006, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock during each of the respective years for a total of 60 million shares. Shares repurchased under the authorized programs were as follows:

	Year ended December 31,
	2013	2012	2011(1)
Number of shares repurchased	9.3 million	10.7 million	10.6 million
Average price per share	$55.59	$37.15	$26.60
Total cost of repurchases (in millions)(2)	$515	$397	$283

(1)	On a reverse split adjusted basis the number of shares repurchased was 5.3 million for $53.20 per share.
(2)	Amount excludes transaction costs.

As of December 31, 2013, 8.8 million shares remain authorized for repurchase under the 2012 authorization with no fixed termination date for the repurchases. Subsequent to the end of the year, we repurchased an additional 0.7 million shares for a total cost of $46 million, excluding transaction costs, representing an average purchase price of $66.68 per share.

Dividends on our Common Stock

In 2013, 2012 and 2011, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends, which have been adjusted for the one-for-two reverse stock split in December 2011:

		Dividend Per Share		Total Amount (in thousands)
	Declaration Date		Record Date		Payment Date
Year ended December 31, 2013:
	February 5, 2013	$0.13	March 11, 2013	$17,983	March 28, 2013
	April 24, 2013	0.13	May 30, 2013	17,638	June 19, 2013
	July 24, 2013	0.15	August 28, 2013	20,459	September 18, 2013
	October 28, 2013	0.15	November 21, 2013	19,680	December 12, 2013
Year ended December 31, 2012:
	February 9, 2012	$0.09	March 12, 2012	$12,204	March 30, 2012
	April 25, 2012	0.09	May 30, 2012	12,205	June 19, 2012
	July 25, 2012	0.13	August 28, 2012	18,061	September 18, 2012
	October 24, 2012	0.13	November 16, 2012	17,658	December 7, 2012
	December 7, 2012	0.52	December 17, 2012	70,295	December 28,2012
Year ended December 31, 2011:
	February 9, 2011	$0.14	March 11, 2011	$19,352	March 31, 2011
	April 27, 2011	0.14	May 27, 2011	19,232	June 17, 2011
	July 26, 2011	0.14	August 26, 2011	19,148	September 16, 2011
	October 26, 2011	0.14	November 18, 2011	18,818	December 9, 2011

In addition, on February 5, 2014, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.15 per share of outstanding common stock payable on March 27, 2014 to the stockholders of record as of the close of business on March 10, 2014. Future declarations of dividends are subject to final determination by our Board of Directors.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income, net of tax for 2013 and 2012 is primarily comprised of accumulated foreign currency translation adjustments.

Net gains and losses recognized and reclassified out of accumulated other comprehensive income were immaterial during 2013, 2012 and 2011.

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

Amounts paid in excess of the respective noncontrolling interests were recorded to additional paid-in capital. The following table shows the effects of the changes in noncontrolling interest on our equity for the respective periods, in thousands:

	2013	2012	2011
Net income attributable to Expedia, Inc.	$232,850	$280,171	$472,294
Transfers (to) from the noncontrolling interest due to:
Net increase in Expedia, Inc.’s paid-in capital for newly issued eLong shares(1) and other equity activity	6,928	2,077	25,957
Net decrease in Expedia, Inc.’s paid-in capital for purchase of outstanding shares of eLong	—	—	(59,070)

Net transfers from noncontrolling interest	6,928	2,077	(33,113)

Change from net income attributable to Expedia, Inc. and transfers from noncontrolling interest	$239,778	$282,248	$439,181

(1)	Primarily due to our acquisition of 5.4 million newly issued shares of eLong and, at the same time, Tencent Holdings Limited acquisition of 11.1 million newly issued shares of eLong in the second quarter of 2011.

As of December 31, 2013 and 2012, our ownership interest in eLong was approximately 65% and 67%.

NOTE 14 — Earnings Per Share

Basic Earnings Per Share

Basic earnings per share was calculated for the years ended December 31, 2013, 2012 and 2011 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow.

Diluted Earnings Per Share

For the years ended December 31, 2013, 2012 and 2011, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of RSUs using the treasury stock method, and (iii) other stock-based commitments.

All 2011 share information has been adjusted to reflect Expedia’s one-for-two reverse stock split in December 2011. The following table presents our basic and diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Income from continuing operations attributable to Expedia, Inc.	$232,850	$302,710	$324,146

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$1.73	$2.26	$2.39
Diluted	1.67	2.16	2.34

Weighted average number of shares outstanding:
Basic	134,912	134,203	135,888

Dilutive effect of:
Options to purchase common stock	4,495	4,383	1,766
Warrants to purchase common stock	—	800	605
Other dilutive securities	186	543	443

Diluted	139,593	139,929	138,702

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 15 — Other Income (Expense)

Other, net

The following table presents the components of other, net:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Foreign exchange rate losses, net	$(473)	$(16,179)	$(8,465)
Equity gains (losses) in unconsolidated affiliates, and other	(2,315)	(4,096)	1,428

Total	$(2,788)	$(20,275)	$(7,037)

NOTE 16 — Commitments and Contingencies

Exit Rights

In conjunction with our marketing agreement with Travelocity, we have agreed to certain put/call rights whereby we may acquire or Sabre may sell to us certain assets relating to the Travelocity business. The put right held by Sabre may be exercised during the first 24 months of the arrangement only upon the occurrence of certain triggering events primarily related to the implementation of the solution, which are outside the control of Sabre. The occurrence of such events is not considered probable. After the 24 month period, the put right is only exercisable for a limited period of time in 2016 at a discount to fair value. The call right held by Expedia is exercisable at any time during the term of the arrangement, the value of which, if exercised, is not expected to exceed fair value.

Letters of Credit, Purchase Obligations and Guarantees

We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2013:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Purchase obligations	$103,055	$91,313	$11,742	$—	$—
Guarantees	128,973	116,660	12,313	—	—
Letters of credit	25,958	24,002	96	1,759	101

	$257,986	$231,975	$24,151	$1,759	$101

Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.

We have guarantees which consist primarily of bonds relating to tax assessments that we are contesting as well as bonds required by certain foreign countries’ aviation authorities for the potential non-delivery, by us, of packaged travel sold in those countries. The authorities also require that a portion of the total amount of packaged travel sold be bonded. Our guarantees also include certain surety bonds related to various company performance obligations.

Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no claims made against any stand-by LOCs during the years ended December 31, 2013, 2012 and 2011.

In addition, our redeemable noncontrolling interest in trivago contains certain put/call rights whereby we may acquire and the minority shareholders may sell to us the minority shares of the company. See Note 3 — Acquisitions for further information.

Lease Commitments

We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2023. For the years ended December 31, 2013, 2012 and 2011, we recorded rental expense of $84 million, $70 million, and $67 million.

The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2013, in thousands:

Year ending December 31,
2014	$58,499
2015	51,157
2016	43,295
2017	39,548
2018	31,632
2019 and thereafter	36,554

$260,685

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

Litigation Relating to Hotel Occupancy Taxes. Eighty-six lawsuits have been filed by cities, counties and states involving hotel occupancy taxes. Thirty-five lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, thirty-five of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-one dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $46 million as of December 31, 2013 and $35 million as of December 31, 2012. This reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to these settlement reserves are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

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

During 2009, we expensed $48 million related to monies paid in advance of litigation in occupancy tax proceedings with the city of San Francisco. The city of San Francisco issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including $24 million against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, have been contested by the online travel companies. Although the city previously agreed, subject to documentation, that the additional assessments need not be paid and could be placed under a bond, it now has stated that it will proceed with an administrative process outside of the pending litigation and seek to collect the additional assessment against the Expedia companies. Hotels.com is currently under audit by the State of Texas, which imposes a pay-to-play requirement to challenge an adverse audit result in court.

Litigation Relating to Other Taxes. On January 31, 2011, the online travel companies received final notices of assessment for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The online travel companies appealed these assessments to the Hawaii tax court. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest both on the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation on account of tax amounts on the hotel room had already been paid for all of the years at issue. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies for their failure to file returns and pay general excise taxes. On August 12, 2013, the court further held that interest is due on such penalties. During the pendency of the tax court proceeding, the online travel companies petitioned the Hawaii Supreme Court for immediate review of the tax court’s ruling holding the companies liable for general excise tax. The Hawaii Supreme Court denied the online travel companies’ petition on April 22, 2013. The tax court proceeding subsequently concluded and on September 11, 2013, the online travel companies filed their notice of appeal. On December 24, 2013, the Hawaii Supreme Court agreed to accept transfer and review of the case. The case will now proceed to the Hawaii Supreme Court for review and will not be considered by the Hawaii Court of Appeals. We strongly believe that the tax court ruling regarding the general excise tax is contrary to the plain language of the ordinances at issue as well as prior Hawaiian Supreme Court decisions, previous positions taken by the Hawaii Director of Taxation, and an opinion by the Attorney General of the State of Hawaii. We intend to vigorously pursue our rights on appeal. During the course of the tax court proceeding, the Department of Taxation dropped its common law claims for the recovery of general excise taxes that were asserted, thus only the claims under the state general excise tax statute remain.

As a pre-condition to appealing the tax court rulings, the Expedia companies were required to pay-to-play an amount equal to taxes, penalties and interest. Payment of these amounts, if any, is not an admission that we believe we are subject to the taxes in question. To the extent our appeal is successful in reducing or eliminating the assessed amounts, the state of Hawaii would be required to repay such amounts, plus interest. The total amount that the Expedia companies paid in 2013 to appeal the tax court ruling was $171 million, which is comprised of $78 million in taxes, $41 million in penalties and $52 million in interest. During 2012, we expensed $110 million, and during 2013, we expensed an additional $64 million for amounts required or expected to be paid prior to appealing the tax court’s ruling.

On May 20, 2013, the Department of Taxation issued final assessments for general excise taxes against the Expedia companies for non-commissioned hotel reservations totaling $20.5 million for the tax year 2012. On June 17, 2013, the online travel companies appealed these assessments to the Hawaii tax court. On December 13, 2013, the tax court held proceedings in abeyance pending review and decision by the Hawaii Supreme Court on the prior assessments.

On December 9, 2013, the Department of Taxation issued final assessments for general excise taxes against the online travel companies for non-commissioned travel agency services relating to rental cars totaling $29.2 million for the tax years 2000 through 2012. These assessments include a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated. On January 7, 2014, the online travel companies appealed the assessments to the Hawaii tax court.

It is reasonably possible that we will incur amounts in excess of the amounts expensed in 2012 and 2013, which we estimate could be up to $38 million after consideration of the outstanding assessments. The ultimate resolution of these contingencies may be greater or less than the liabilities recorded and our estimates of additional assessments.

Matters Relating to Hotel Booking Practices. On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The Statement of Objections alleges that Expedia and Booking.com entered into separate agreements with IHG that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The OFT limited its investigation to a small number of companies, but stated that the investigation was likely to have wider implications for the industry within the United Kingdom.

The Statement of Objections does not constitute a finding of infringement and all parties have the opportunity to respond. If the OFT were to maintain its objections after the companies’ responses, the OFT could issue a final decision. An appeal of an adverse OFT decision is to the English courts but may involve a reference on matters of European Union law to the European Court of Justice.

The parties have not formally responded to the Statement of Objections, but have instead voluntarily proposed to address the OFT’s investigation by offering formal commitments. On August 9, 2013, the OFT opened a consultation on the companies’ proposed commitments. The public consultation period ended on September 13, 2013. After further revision to the formal commitments, a second public consultation was held and concluded on January 17, 2014. On January 31, 2014, the OFT announced that it had formally accepted the commitments offered by the parties, with no finding of fault or liability. The commitments provide online travel companies with the right to provide non-public discounts on the rate offered for room only hotel accommodation bookings at UK hotels to eligible European Economic Area resident members of the online travel companies’ closed groups. The commitments also clarify the hotels’ rights to offer discounts under the same conditions to members of their closed groups. In addition, the commitments require online travel agencies to modify their “Most Favored Nations” clauses, as relevant, so as not to apply to any discounting activities covered by the commitments. The commitments are binding on the parties through January 31, 2016.

In addition, a number of competition authorities in other European countries have initiated investigations into competitive practices within the travel industry and, in particular, in relation to “Most Favored Nations” clauses and other contractual arrangements between hotels and online travel companies, including Expedia. These investigations differ from the OFT investigation, in relation to the parties involved and the precise nature of the concerns. We are unable at this time to predict the outcome of these investigations and their impact, if any, on our business and results of operations.

Since August 20, 2012, more than thirty putative class action lawsuits, which refer to the OFT’s Statement of Objections, have been initiated in the United States by consumer plaintiffs alleging claims against the online travel companies, including Expedia, and several major hotel chains for alleged resale price maintenance for online hotel room reservations, including but not limited to violation of the Sherman Act, state antitrust laws, state consumer protection statutes and common law tort claims, such as unjust enrichment. The cases have been consolidated and transferred to Judge Boyle in the United States District Court for the Northern District of Texas. On May 1, 2013, the plaintiffs filed their consolidated amended complaint. On July 1, 2013, the defendants filed motions to dismiss that complaint. A hearing on the defendants’ motion to dismiss took place on December 17, 2013.

NOTE 17 — Related Party Transactions

Mr. Diller, our Chairman of the Board of Directors and Senior Executive, through shares he owns beneficially as well as those subject to an irrevocable proxy granted by Liberty Interactive Corporation (“Liberty”), controlled approximately 58% of the combined voting power of the outstanding Expedia capital stock as of December 31, 2013. Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty could effectively control the voting power of our capital stock.

Following the spin-off of TripAdvisor on December 20, 2011, through shares he held beneficially as well as those subject to an irrevocable proxy granted by Liberty, Mr. Diller also effectively controlled the outcome of all matters submitted to a vote or for the consent of TripAdvisor’s stockholders (other than with respect to the election by the holders of common stock of 25% of the members of TripAdvisor’s Board of Directors and matters as to which Delaware law requires a separate class vote). On December 11, 2012, Liberty purchased an aggregate of 4,799,848 shares of common stock of TripAdvisor from Mr. Diller and certain of his affiliates (the “TripAdvisor Stock Sale”). Effective upon completion of the TripAdvisor Stock Sale, Mr. Diller’s right to control the vote of the shares of TripAdvisor’s common stock and Class B common stock beneficially owned by Liberty terminated and Liberty then controlled a majority voting stake in TripAdvisor.

In addition to serving as our Chairman and Senior Executive, Mr. Diller also serves as Chairman of the Board of Directors and Senior Executive at IAC and previously served as Chairman of the TripAdvisor Board of Directors and Senior Executive. Mr. Kaufman, a member of our Board of Directors and Vice Chairman, currently serves as a member of the Board of Directors and Vice Chairman at IAC and previously served as a member of the TripAdvisor Board of Directors along with Mr. Khosrowshahi, our Chief Executive Officer and a member of our Board of Directors. Our certificate of incorporation provides that no officer or director of Expedia who is also an officer or director of IAC or TripAdvisor will be liable to Expedia or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to IAC or TripAdvisor instead of Expedia, or does not communicate information regarding a corporate opportunity to Expedia because the officer or director has directed the corporate opportunity to IAC or TripAdvisor, which could have the effect of increasing the risk of conflicts of interest between the companies. Mr. Diller resigned as Chairman and the Senior Executive of TripAdvisor, effective December 11, 2012 (the date of his sale of TripAdvisor shares to Liberty) and subsequently resigned his position as a non-employee director of TripAdvisor, effective April 23, 2013. Messrs. Kaufman and Khosrowshahi resigned from the TripAdvisor Board of Directors, in each case effective February 7, 2013.

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

In addition, in conjunction with the IAC spin-off, we entered into a joint ownership and cost sharing agreement with IAC, under which IAC transferred to us 50% ownership in an airplane, which is available for use by both companies. In February 2013, Expedia and IAC completed the purchase of an additional aircraft in which each company has a 50% ownership interest. We paid $25 million (50% of the total purchase price and refurbishment costs) for our interest. In August 2013, the airplane was placed in service and is being depreciated over 10 years. We share equally in fixed and nonrecurring costs for both planes; direct operating costs are pro-rated based on actual usage. As of December 31, 2013 and 2012, the net basis in our ownership interest in both planes was $38 million and $15 million recorded in long-term investments and other assets. In 2013, 2012 and 2011, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplanes were nominal.

Liberty Interactive Corporation. Based on information filed with the Securities and Exchange Commission, Liberty USA Holdings, LLC, a wholly owned subsidiary of Liberty, holds 10.3 million shares of Expedia, Inc. common stock and 12.8 million shares of Expedia, Inc. Class B common stock, which shares are subject to the irrevocable proxy described above. In addition, pursuant to an Amended and Restated Governance Agreement among Expedia, Liberty Interactive and Mr. Diller dated December 20, 2011 (the “Governance Agreement”), Liberty Interactive has the right to nominate up to a number of directors equal to 20% of the total number of the directors on the Board (rounded up to the next whole number if the number of directors on the Board is not an even multiple of five) for election to the Board and has certain other rights regarding committee participation, so long as certain stock ownership requirements applicable to Liberty are satisfied.

During 2013, we issued 467,672 shares of common stock from treasury stock to Liberty at a price per share of $54.04 and an aggregate value of approximately $25 million pursuant to and in accordance with the preemptive rights as detailed by the Governance Agreement with Liberty.

TripAdvisor, Inc. In connection with the spin-off, we entered into various agreements with TripAdvisor, a related party at that time due to common ownership, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement, a transition services agreement and various commercial agreements. In addition, we continue to work with TripAdvisor pursuant to commercial agreements, dated November 1, 2013, between subsidiaries of Expedia, on the one hand, and subsidiaries of TripAdvisor, on the other hand. During 2013, we recognized $5 million of revenue and expensed $218 million related to these various agreements with TripAdvisor. During 2012, we recognized approximately $6 million of revenue and expensed approximately $205 million related to these various agreements. From December 21, 2011 to December 31, 2011, we expensed $4 million related to these various agreements. In addition, we reclassified sales and marketing expense related to amounts we paid to TripAdvisor prior to the spin-off, which were previously eliminated in consolidation, to third party expenses for all periods presented. Net amounts payable to TripAdvisor were $15 million and $24 million as of December 31, 2013 and December 31, 2012 and were primarily included in accounts payable, other on the consolidated balance sheet.

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

The following tables present our segment information for the years ended December 31, 2013, 2012 and 2011. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2013
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$4,406,336	$364,923	$—	$4,771,259

Adjusted EBITDA	$1,177,298	$58,953	$(357,528)	$878,723
Depreciation	(104,632)	(14,949)	(92,163)	(211,744)
Amortization of intangible assets	—	—	(71,731)	(71,731)
Stock-based compensation	—	—	(130,173)	(130,173)
Acquisition-related and other	—	—	(9,829)	(9,829)
Legal reserves, occupancy tax and other	—	—	(77,919)	(77,919)
Realized gain on revenue hedges	(11,267)	—	—	(11,267)

Operating income (loss)	$1,061,399	$44,004	$(739,343)	366,060

Other expense, net				(65,367)

Income from continuing operations before income taxes				300,693
Provision for income taxes				(84,335)

Net income				216,358
Net loss attributable to noncontrolling interests				16,492

Net income attributable to Expedia, Inc.				$232,850

	Year ended December 31, 2012
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$3,738,955	$291,392	$—	$4,030,347

Adjusted EBITDA	$1,073,226	$53,207	$(323,558)	$802,875
Depreciation	(74,982)	(12,031)	(77,234)	(164,247)
Amortization of intangible assets	—	—	(31,705)	(31,705)
Stock-based compensation	—	—	(64,596)	(64,596)
Legal reserves, occupancy tax and other	—	—	(117,025)	(117,025)
Realized loss on revenue hedges	6,422	—	—	6,422

Operating income (loss)	$1,004,666	$41,176	$(614,118)	431,724

Other expense, net				(81,667)

Income from continuing operations before income taxes				350,057
Provision for income taxes				(47,078)

Income from continuing operations				302,979
Discontinued operations, net of taxes				(22,539)

Net income				280,440
Net income attributable to noncontrolling interests				(269)

Net income attributable to Expedia, Inc.				$280,171

	Year ended December 31, 2011
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$3,269,721	$179,288	$—	$3,449,009
Adjusted EBITDA	$982,339	$28,789	$(300,293)	$710,835
Depreciation	(56,593)	(8,349)	(68,067)	(133,009)
Amortization of intangible assets	—	—	(21,925)	(21,925)
Stock-based compensation	—	—	(63,847)	(63,847)
Legal reserves, occupancy tax and other	—	—	(20,855)	(20,855)
Realized loss on revenue hedges	8,410	—	—	8,410

Operating income (loss)	$934,156	$20,440	$(474,987)	479,609

Other expense, net				(77,537)

Income from continuing operations before income taxes				402,072
Provision for income taxes				(75,731)

Income from continuing operations				326,341
Discontinued operations, net of taxes				148,262

Net income				474,603
Net income attributable to noncontrolling interests				(2,309)

Net income attributable to Expedia, Inc.				$472,294

Geographic Information

The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenue
United States	$2,547,900	$2,226,856	$1,955,712
All other countries	2,223,359	1,803,491	1,493,297

	$4,771,259	$4,030,347	$3,449,009

The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(In thousands)
Property and equipment, net
United States	$398,384	$347,272
All other countries	82,318	62,101

	$480,702	$409,373

NOTE 19 — Valuation and Qualifying Accounts

The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees.

Description	Balance of Beginning of Period	Charges to Earnings	Charges to Other Accounts(1)	Deductions	Balance at End of Period
	(In thousands)
2013
Allowance for doubtful accounts	$10,771	$6,706	$3,410	$(9,332)	$11,555
Other reserves	11,195				15,891

2012
Allowance for doubtful accounts	$7,959	$3,479	$585	$(1,252)	$10,771
Other reserves	11,114				11,195

2011
Allowance for doubtful accounts	$6,930	$4,095	$120	$(3,186)	$7,959
Other reserves	7,797				11,114

(1)	Charges to other accounts primarily relates to amounts acquired through acquisitions and net translation adjustments.

NOTE 20 — Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Year ended December 31, 2013
Revenue	$1,152,015	$1,401,860	$1,205,017	$1,012,367
Operating income (loss)	138,711	238,691	94,286	(105,628)
Net income (loss) from continuing operations	93,987	166,724	63,015	(107,368)
Net income (loss) attributable to Expedia, Inc.	94,717	170,859	71,500	(104,226)

Earnings (loss) per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic earnings (loss) per share(1)	$0.72	$1.25	$0.52	$(0.77)
Diluted earnings (loss) per share(1)	0.70	1.22	0.51	(0.77)

Earnings (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic earnings (loss) per share(1)	$0.72	$1.25	$0.52	$(0.77)
Diluted earnings (loss) per share(1)	0.70	1.22	0.51	(0.77)

Year ended December 31, 2012
Revenue	$974,859	$1,199,020	$1,039,980	$816,488
Operating income(2)	1,510	227,090	154,441	48,683
Net income from continuing operations(3)	7,095	168,188	106,109	21,587
Discontinued operations, net of taxes	(193)	1,543	—	(23,889)
Net income (loss) attributable to Expedia, Inc.	6,734	171,477	105,241	(3,281)

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic earnings per share(1)	$0.05	$1.25	$0.79	$0.15
Diluted earnings per share(1)	0.05	1.20	0.76	0.15

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic earnings (loss) per share(1)	$0.05	$1.26	$0.79	$(0.02)
Diluted earnings (loss) per share(1)	0.05	1.21	0.76	(0.02)

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year. In addition, for 2011, the per share information attributable to Expedia, Inc. common shareholders reflects the one-for-two reverse stock split in connection with the spin-off.
(2)	During the fourth quarter of 2012, we recognized $110 million related to monies expected to be paid in advance of litigation related to Hawaii’s General Excise Tax.
(3)	The effective tax rate for the fourth quarter of 2012 was 144.4% primarily due to lower than previously estimated full year pre-tax income, driven by the tax reserves accrued during the quarter related to Hawaii.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$3,849,746	$970,087	$(48,574)	$4,771,259

Costs and expenses:
Cost of revenue	—	797,801	235,753	4,480	1,038,034
Selling and marketing	—	1,492,370	756,767	(52,992)	2,196,145
Technology and content	—	399,763	178,052	5	577,820
General and administrative	—	216,551	160,594	(67)	377,078
Amortization of intangible assets	—	3,042	68,689	—	71,731
Acquistion-related and other	—	—	66,472	—	66,472
Legal reserves, occupancy tax and other	—	77,919	—	—	77,919
Intercompany (income) expense, net	—	731,867	(731,867)	—	—

Operating income	—	130,433	235,627	—	366,060

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	285,456	234,869	—	(520,325)	—
Other, net	(83,006)	7,394	10,245	—	(65,367)

Total other income (expense), net	202,450	242,263	10,245	(520,325)	(65,367)

Income before income taxes	202,450	372,696	245,872	(520,325)	300,693
Provision for income taxes	30,400	(81,170)	(33,565)	—	(84,335)

Net income	232,850	291,526	212,307	(520,325)	216,358
Net loss attributable to noncontrolling interests	—	—	16,492	—	16,492

Net income attributable to Expedia, Inc.	$232,850	$291,526	$228,799	$(520,325)	$232,850

Comprehensive income attributable to Expedia, Inc.	$232,850	$290,857	$247,643	$(520,325)	$251,025

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$—	$3,490,462	$546,204	$(6,319)	$4,030,347

Costs and expenses:
Cost of revenue	—	719,121	178,010	1,473	898,604
Selling and marketing	—	1,271,163	458,565	(8,691)	1,721,037
Technology and content	—	355,567	129,860	(529)	484,898
General and administrative	—	220,360	123,566	1,428	345,354
Amortization of intangible assets	—	6,444	25,261	—	31,705
Legal reserves, occupancy tax and other	—	117,025	—	—	117,025
Intercompany (income) expense, net	—	692,325	(692,325)	—	—

Operating income	—	108,457	323,267	—	431,724

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	356,110	336,173	—	(692,283)	—
Other, net	(83,306)	(25,079)	26,718	—	(81,667)

Total other income (expense), net	272,804	311,094	26,718	(692,283)	(81,667)

Income before income taxes	272,804	419,551	349,985	(692,283)	350,057
Provision for income taxes	29,906	(60,245)	(16,739)	—	(47,078)

Income from continuing operations	302,710	359,306	333,246	(692,283)	302,979
Discontinued operations, net of taxes	(22,539)	—	—	—	(22,539)

Net income	280,171	359,306	333,246	(692,283)	280,440
Net income attributable to noncontrolling interests	—	—	(269)	—	(269)

Net income attributable to Expedia, Inc.	$280,171	$359,306	$332,977	$(692,283)	$280,171

Comprehensive income attributable to Expedia, Inc.	$280,171	$359,921	$349,734	$(692,283)	$297,543

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$—	$3,041,755	$424,018	$(16,764)	$3,449,009

Costs and expenses:
Cost of revenue	—	648,219	111,868	1,185	761,272
Selling and marketing	—	1,088,145	404,409	(17,913)	1,474,641
Technology and content	—	297,859	83,388	(248)	380,999
General and administrative	—	213,594	95,902	212	309,708
Amortization of intangible assets	—	4,988	16,937	—	21,925
Legal reserves, occupancy tax and other	—	20,855	—	—	20,855
Intercompany (income) expense, net	—	597,105	(597,105)	—	—

Operating income	—	170,990	308,619	—	479,609

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	382,403	244,429	—	(626,832)	—
Other, net	(83,421)	44,288	(38,404)	—	(77,537)

Total other income (expense), net	298,982	288,717	(38,404)	(626,832)	(77,537)

Income before income taxes	298,982	459,707	270,215	(626,832)	402,072
Provision for income taxes	25,050	(73,165)	(27,616)	—	(75,731)

Income from continuing operations	324,032	386,542	242,599	(626,832)	326,341
Discontinued operations, net of taxes	148,262	140,200	32,464	(172,664)	148,262

Net income	472,294	526,742	275,063	(799,496)	474,603
Net income attributable to noncontrolling interests	—	—	(2,309)	—	(2,309)

Net income attributable to Expedia, Inc.	$472,294	$526,742	$272,754	$(799,496)	$472,294

Comprehensive income attributable to Expedia, Inc.	$472,294	$522,778	$268,171	$(799,496)	$463,747

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS

Total current assets	$155,368	$2,970,417	$986,293	$(1,892,791)	$2,219,287
Investment in subsidiaries	4,622,473	1,454,747	—	(6,077,220)	—
Intangible assets, net	—	639,834	471,207	—	1,111,041
Goodwill	—	2,436,533	1,227,141	—	3,663,674
Other assets, net	4,069	538,572	202,838	—	745,479

TOTAL ASSETS	$4,781,910	$8,040,103	$2,887,479	$(7,970,011)	$7,739,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$1,273,513	$2,970,916	$942,743	$(1,892,791)	$3,294,381
Long-term debt	1,249,412	—	—	—	1,249,412
Other liabilities	—	432,877	503,826	—	936,703
Stockholders’ equity	2,258,985	4,636,310	1,440,910	(6,077,220)	2,258,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,781,910	$8,040,103	$2,887,479	$(7,970,011)	$7,739,481

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS

Total current assets	$137,942	$2,700,968	$676,318	$(872,962)	$2,642,266
Investment in subsidiaries	4,277,954	1,188,871	—	(5,466,825)	—
Intangible assets, net	—	634,853	186,566	—	821,419
Goodwill	—	2,436,533	579,137	—	3,015,670
Other assets, net	4,790	473,439	175,162	—	653,391

TOTAL ASSETS	$4,420,686	$7,434,664	$1,617,183	$(6,339,787)	$7,132,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$781,953	$2,735,227	$365,857	$(872,962)	$3,010,075
Long-term debt	1,249,345	—	—	—	1,249,345
Other liabilities	—	415,465	68,473	—	483,938
Stockholders’ equity	2,389,388	4,283,972	1,182,853	(5,466,825)	2,389,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,420,686	$7,434,664	$1,617,183	$(6,339,787)	$7,132,746

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$33,201	$729,999	$763,200

Investing activities:
Capital expenditures, including internal-use software and website development	—	(243,428)	(65,153)	(308,581)
Purchases of investments	—	(932,011)	(284,580)	(1,216,591)
Sales and maturities of investments	—	1,193,948	308,628	1,502,576
Acquisitions, net of cash acquired	—	—	(541,247)	(541,247)
Other, net	—	40,850	(2,520)	38,330

Net cash provided by (used in) investing activities from continuing operations	—	59,359	(584,872)	(525,513)

Financing activities:
Purchases of treasury stock	(522,900)	—	—	(522,900)
Proceeds from issuance of treasury stock	25,273	—	—	25,273
Payment of dividends to stockholders	(75,760)	—	—	(75,760)
Proceeds from exercise of equity awards	52,134	—	4,702	56,836
Transfers (to) from related parties	482,975	(482,975)	—	—
Other, net	38,278	7,565	(21,808)	24,035

Net cash used in financing activities from continuing operations	—	(475,410)	(17,106)	(492,516)

Net cash provided by (used in) continuing operations	—	(382,850)	128,021	(254,829)
Net cash provided by discontinued operations	—	13,637	—	13,637
Effect of exchange rate changes on cash and cash equivalents	—	(31,260)	324	(30,936)

Net increase (decrease) in cash and cash equivalents	—	(400,473)	128,345	(272,128)
Cash and cash equivalents at beginning of year	—	1,007,156	286,005	1,293,161

Cash and cash equivalents at end of year	$—	$606,683	$414,350	$1,021,033

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$1,008,600	$228,582	$1,237,182

Investing activities:
Capital expenditures, including internal-use software and website development	—	(191,423)	(44,274)	(235,697)
Purchases of investments	—	(1,518,142)	(355,377)	(1,873,519)
Sales and maturities of investments	—	1,628,365	327,590	1,955,955
Acquisitions, net of cash acquired	—	—	(199,360)	(199,360)
Other, net	—	(12,954)	(2,250)	(15,204)

Net cash used in investing activities from continuing operations	—	(94,154)	(273,671)	(367,825)

Financing activities:
Treasury stock activity	(417,571)	—	—	(417,571)
Payment of dividends to stockholders	(130,423)	—	—	(130,423)
Proceeds from exercise of equity awards	238,001	—	3,192	241,193
Transfers (to) from related parties	268,893	(268,893)	—	—
Other, net	41,100	(2,292)	(4,794)	34,014

Net cash used in financing activities from continuing operations	—	(271,185)	(1,602)	(272,787)

Net cash provided by (used in) continuing operations	—	643,261	(46,691)	596,570
Net cash used in discontinued operations	—	(7,607)	—	(7,607)
Effect of exchange rate changes on cash and cash equivalents	—	14,250	814	15,064

Net increase (decrease) in cash and cash equivalents	—	649,904	(45,877)	604,027
Cash and cash equivalents at beginning of year	—	357,252	331,882	689,134

Cash and cash equivalents at end of year	$—	$1,007,156	$286,005	$1,293,161

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$527,448	$298,281	$825,729

Investing activities:
Capital expenditures, including internal-use software and website development	—	(179,159)	(28,678)	(207,837)
Purchases of investments	—	(1,425,578)	(297,772)	(1,723,350)
Sales and maturities of investments	—	1,359,439	147,801	1,507,240
Acquisitions, net of cash acquired	—	—	(35,221)	(35,221)
Other, net	—	(6,190)	1,898	(4,292)

Net cash used in investing activities from continuing operations	—	(251,488)	(211,972)	(463,460)

Financing activities:
Treasury stock activity	(294,027)	—	—	(294,027)
Payment of dividends to stockholders	(76,550)	—	—	(76,550)
Proceeds from exercise of equity awards	30,003	—	4,486	34,489
Transfers (to) from related parties	333,303	(333,303)	—	—
Other, net	7,271	(4,285)	(20,392)	(17,406)

Net cash used in financing activities from continuing operations	—	(337,588)	(15,906)	(353,494)

Net cash provided by (used in) continuing operations	—	(61,628)	70,403	8,775
Net cash provided by discontinued operations	—	76,903	—	76,903
Effect of exchange rate changes on cash and cash equivalents	—	(19,539)	1,796	(17,743)

Net increase (decrease) in cash and cash equivalents	—	(4,264)	72,199	67,935
Cash and cash equivalents at beginning of year	—	361,516	259,683	621,199

Cash and cash equivalents at end of year	$—	$357,252	$331,882	$689,134

Index to Exhibits

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005

2.2	Separation Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	2.1	12/27/2011

2.3	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.		8-K	000-51447	2.1	12/21/2012

2.4	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.		8-K	000-51447	2.2	12/21/2012

3.1	Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	12/27/2011

3.2	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005

4.1	Amended and Restated Warrant Agreement, dated as of October 25, 2011, between Expedia, Inc. and Mellon Investor Services LLC, as equity warrant agent.		S-4/A	333-135828	4.1	10/31/2011

4.2	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006

4.3	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

4.4	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020		8-K	000-51447	4.1	08/10/2010

10.1	Amended and Restated Governance Agreement among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	000-51447	10.1	12/27/2011

10.2	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005

10.3	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005

10.4	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.2	12/27/2011

10.5	Employee Matters Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.3	12/27/2011

10.6	Transition Services Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.4	12/27/2011

10.7	Credit Agreement dated as of February 8, 2010, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; TripAdvisor LLC, a Delaware limited liability company, Hotwire, Inc., a Delaware corporation, the Lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.		8-K	000-51447	99.1	02/11/2010

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.8	First Amendment dated August 18, 2010 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	08/23/2010

10.9	Second Amendment dated August 31, 2011 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	09/02/2011

10.10	Third Amendment dated November 8, 2012 to Credit Agreement dated February 8, 2010		8-K	000-51447	10.1	11/09/2012

10.11	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007

10.12	Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		10-K	000-51447	10.11	02/09/2012

10.13*	Second Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	000-51447	Appendix A	04/30/2013

10.14*	Expedia, Inc. 2013 Employee Stock Purchase Plan		DEF14A	000-51447	Appendix B	04/30/2013

10.15*	Expedia, Inc. 2013 International Employee Stock Purchase Plan		DEF 14A	000-51447	Appendix C	04/30/2013

10.16*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.9	11/14/2005

10.17*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Domestic Employees)		10-Q	000-51447	10.24	11/14/2006

10.18*	Form of Expedia, Inc. Stock Option Agreement (Domestic Employees)		10-Q	000-51447	10.2	04/30/2009

10.19*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Installment Vesting)		10-Q	000-51447	10.3	04/30/2009

10.20*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Cliff Vesting)		10-Q	000-51447	10.4	04/30/2009

10.21*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements		10-Q	000-51447	10.1	05/09/2007

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.22*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	02/19/2009

10.23*	Director Compensation Agreements Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	02/19/2009

10.24*	Employment Agreement between Dara Khosrowshahi and Expedia, Inc., effective as of August 2, 2012		8-K	000-51447	10.1	08/03/2012

10.25*	Second Amended and Restated Expedia, Inc. Restricted Stock Unit Agreement for Dara Khosrowshahi, dated as of December 20, 2011		8-K	000-51447	10.5	12/27/2011

10.26*	Executive Release of Claims Agreement between Michael B. Adler and Expedia, Inc. (Washington), dated as of September 28, 2011		S-4/A	333-175828	10.15	10/24/2011

10.27*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005

10.28*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005

10.29*	Amended and Restated Employment Agreement between Dhiren R. Fonseca and Expedia, Inc., effective as of March 30, 2012		10-Q	000-51447	10.1	04/27/2012

10.30*	Second Amended and Restated Employment Agreement between Dhiren R. Fonseca and Expedia, Inc., effective as of April 13, 2013		8-K	000-51447	10.1	04/23/2013

10.31*	Executive Separation and Release of Claims Agreement between Gary M. Fritz and Expedia, Inc., effective as of March 13, 2012		10-Q	000-51447	10.4	04/27/2012

10.32*	Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective as of October 20, 2011		S-4/A	333-175828	10.17	10/24/2011

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.33*	Employment Agreement by and between Robert J. Dzielak and Expedia, Inc., effective as of May 9, 2012		10-K	000-51447	10.30	02/06/2013

21	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1***	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.3***	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

*	Indicates a management contract or compensatory plan or arrangement.
**	Indicates reference to filing of IAC/InterActiveCorp
***	Furnished herewith