Form 10-Q
period 2014-03-31
Expedia, Inc.
filed 2014-05-02
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of each of the registrant’s classes of common stock as of April 18, 2014 was:

Common stock, $0.0001 par value per share	117,030,324 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2014

Part I. Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended March 31,
	2014	2013
Revenue	$1,200,371	$1,012,367
Costs and expenses:
Cost of revenue (1)	294,619	250,581
Selling and marketing (1)	624,699	496,155
Technology and content (1)	162,975	138,283
General and administrative (1)	99,045	92,376
Amortization of intangible assets	18,492	12,570
Acquisition-related and other (1)	—	66,472
Legal reserves, occupancy tax and other	3,539	61,558

Operating loss	(2,998)	(105,628)
Other income (expense):
Interest income	5,798	5,917
Interest expense	(21,804)	(21,748)
Other, net	(481)	2,188

Total other expense, net	(16,487)	(13,643)

Loss before income taxes	(19,485)	(119,271)
Provision for income taxes	(319)	11,903

Net loss	(19,804)	(107,368)
Net loss attributable to noncontrolling interests	5,500	3,142

Net loss attributable to Expedia, Inc.	$(14,304)	$(104,226)

Earnings (loss) per share attributable to Expedia, Inc.
available to common stockholders:
Basic	$(0.11)	$(0.77)
Diluted	(0.11)	(0.77)
Shares used in computing earnings (loss) per share:
Basic	130,559	135,641
Diluted	130,559	135,641
Dividends declared per common share	$0.15	$0.13

(1) Includes stock-based compensation as follows:
Cost of revenue	$1,202	$1,061
Selling and marketing	5,335	4,265
Technology and content	5,558	5,395
General and administrative	12,726	7,714
Acquisition-related and other	—	56,643

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
Net loss	$(19,804)	$(107,368)
Other comprehensive income (loss), net of tax
Currency translation adjustments	25,213	(18,001)
Unrealized gains (losses) on available for sale securities, net of taxes (1)	168	(291)

Other comprehensive income (loss), net of tax	25,381	(18,292)

Comprehensive income (loss)	5,577	(125,660)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(9,786)	2,630

Comprehensive loss attributable to Expedia, Inc.	$(4,209)	$(123,030)

(1)	Net gains (losses) recognized and reclassified during the three months ended March 31, 2014 and 2013 were immaterial.

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,484,066	$1,021,033
Restricted cash and cash equivalents	28,715	26,042
Short-term investments	687,399	325,510
Accounts receivable, net of allowance of $11,064 and $11,555	818,818	614,735
Deferred income taxes	64,442	66,130
Income taxes receivable	110,010	64,296
Prepaid expenses and other current assets	121,504	101,541

Total current assets	3,314,954	2,219,287
Property and equipment, net	490,580	480,702
Long-term investments and other assets	252,882	250,626
Deferred income taxes	16,241	14,151
Intangible assets, net	1,109,264	1,111,041
Goodwill	3,704,456	3,663,674

TOTAL ASSETS	$8,888,377	$7,739,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,055,645	$1,044,259
Accounts payable, other	366,054	261,288
Deferred merchant bookings	2,414,895	1,350,319
Deferred revenue	56,847	39,746
Income taxes payable	45,571	61,874
Accrued expenses and other current liabilities	510,243	536,895

Total current liabilities	4,449,255	3,294,381
Long-term debt	1,249,430	1,249,412
Deferred income taxes	440,215	433,532
Other long-term liabilities	152,389	138,300
Commitments and contingencies
Redeemable noncontrolling interests	491,154	364,871
Stockholders’ equity:
Common stock $.0001 par value	19	19
Authorized shares: 1,600,000
Shares issued: 194,340 and 192,562
Shares outstanding: 116,974 and 116,886
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	5,777,911	5,802,140
Treasury stock — Common stock, at cost	(3,587,540)	(3,465,675)
Shares: 77,366 and 75,676
Retained earnings (deficit)	(223,522)	(209,218)
Accumulated other comprehensive income (loss)	28,292	18,197

Total Expedia, Inc. stockholders’ equity	1,995,161	2,145,464
Noncontrolling interest	110,773	113,521

Total stockholders’ equity	2,105,934	2,258,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,888,377	$7,739,481

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
Operating activities:
Net loss	$(19,804)	$(107,368)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	62,134	48,866
Amortization of stock-based compensation	24,821	75,078
Amortization of intangible assets	18,492	12,570
Deferred income taxes	5,793	4,741
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	(4,354)	41,845
Realized gain on foreign currency forwards	(1,358)	(5,808)
Other	(5,927)	2,669
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(196,870)	(150,834)
Prepaid expenses and other current assets	(23,709)	(28,227)
Accounts payable, merchant	31,681	173,020
Accounts payable, other, accrued expenses and other current liabilities	74,718	68,303
Taxes payable/receivable, net	(57,095)	(41,260)
Deferred merchant bookings	1,045,677	778,409
Deferred revenue	17,239	9,085

Net cash provided by operating activities	971,438	881,089

Investing activities:
Capital expenditures, including internal-use software and website development	(74,749)	(87,156)
Purchases of investments	(495,377)	(598,127)
Sales and maturities of investments	135,669	245,244
Acquisitions, net of cash acquired	—	(540,489)
Net settlement of foreign currency forwards	1,358	5,808
Other, net	(504)	—

Net cash used in investing activities	(433,603)	(974,720)

Financing activities:
Purchases of treasury stock	(121,865)	(117,672)
Proceeds from issuance of treasury stock	—	25,273
Payment of dividends to stockholders	(19,602)	(17,983)
Proceeds from exercise of equity awards and employee stock purchase plan	37,694	20,410
Excess tax benefit on equity awards	21,783	19,379
Other, net	3,786	(7,758)

Net cash used in financing activities	(78,204)	(78,351)
Effect of exchange rate changes on cash and cash equivalents	3,402	(38,381)

Net increase (decrease) in cash and cash equivalents	463,033	(210,363)
Cash and cash equivalents at beginning of period	1,021,033	1,293,161

Cash and cash equivalents at end of period	$1,484,066	$1,082,798

Supplemental cash flow information
Cash paid for interest	$41,809	$41,468
Income tax payments, net	29,682	2,552

See accompanying notes.

Notes to Consolidated Financial Statements

March 31, 2014

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

Expedia has a variable interest in Travelocity resulting from an exclusive, long-term strategic marketing agreement entered into in the third quarter of 2013, and our exposure to loss under this arrangement is primarily commercial in nature, the maximum of which cannot be quantified.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the Securities and Exchange Commission.

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

Notes to Consolidated Financial Statements – (Continued)

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

Note 2 – Acquisitions

Business Acquisitions. During March 2013, we completed the purchase of a 63% equity position (61.6% on a fully diluted basis) in trivago GmbH, a leading hotel metasearch company based in Germany. In conjunction with the acquisition, we paid €434 million in cash, or approximately $564 million based on March 8, 2013 exchange rates, of which $554 million was paid to the shareholders of trivago and $10 million was used to settle a portion of an employee compensation plan. In addition, we agreed to issue 875,200 shares of Expedia, Inc. common stock to certain employee stockholders in five equal increments on or about each of the first through fifth anniversaries of the acquisition.

As a result of the acquisition, we expensed $66 million to acquisition-related and other on the consolidated statements of operations during quarter ended March 31, 2013, which included approximately $57 million in stock-based compensation related to the issuance of the 875,200 shares of common stock as the issuance was determined separate from the business combination and was not contingent upon any future service or other certain event except the passage of time as well as approximately $10 million for the amount paid to settle a portion of the employee compensation plan of trivago, which was considered separate from the business combination. During the quarter ended March 31, 2014, we issued the first increment of 175,040 shares of Expedia, Inc. common stock.

The purchase agreement contains certain put/call rights whereby we may acquire and the minority shareholders of trivago may sell to us up to 50% and 100% of the minority shares of the company at fair value during the first quarter of 2016 and 2018, respectively. As the noncontrolling interest is redeemable at the option of the minority holders, we classified the balance as redeemable noncontrolling interest with future changes in the fair value above the initial basis recorded as charges or credits to retained earnings (or additional paid-in capital in absence of retained earnings). The put/call arrangement includes certain rollover provisions that, if triggered, would cause the minority shares to be treated as though they become mandatorily redeemable, and to be reclassified as a liability at the time such trigger becomes certain to occur. For further information on redeemable noncontrolling interest, see Note 5 — Redeemable Noncontrolling Interests.

Notes to Consolidated Financial Statements – (Continued)

Note 3 – Fair Value Measurements

Financial assets measured at fair value on a recurring basis as of March 31, 2014 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$457,377	$457,377	$—
Time deposits	171,088	—	171,088
Restricted cash:
Time deposits	16,651	—	16,651
Investments:
Time deposits	647,442	—	647,442
Corporate debt securities	160,314	—	160,314

Total assets	$1,452,872	$457,377	$995,495

Liabilities
Derivatives:
Foreign currency forward contracts	$8,099	$—	$8,099

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

As of March 31, 2014 and December 31, 2013, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of March 31, 2014, we had $40 million of short-term and $120 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses both of less than $1 million. As of December 31, 2013, we had $67 million of short-term and $133 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value with gross unrealized gains and gross unrealized losses both of $1 million.

Notes to Consolidated Financial Statements – (Continued)

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of less than one year are classified as short-term investments. Additionally, we have time deposits classified as restricted cash to fulfill the requirement of an aviation authority of a certain foreign country to protect against the potential non-delivery of travel services in that country. Of the total time deposit investments, $276 million and $283 million as of March 31, 2014 and December 31, 2013 related to balances held by our majority-owned subsidiaries.

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of March 31, 2014, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $794 million. We had a net forward liability of $8 million as of March 31, 2014 recorded in accrued expenses and other current liabilities and a net forward asset of $2 million as of December 31, 2013 recorded in prepaid expenses and other current assets. We recorded $8 million in net losses and $13 million in net gains from foreign currency forward contracts during the three months ended March 31, 2014 and 2013.

Note 4 – Debt

The following table sets forth our outstanding debt:

	March 31, 2014	December 31, 2013
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,430	749,412

Long-term debt	$1,249,430	$1,249,412

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at March 31, 2014 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $750 million in registered senior unsecured notes outstanding at March 31, 2014 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

The 7.456% and 5.95% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 11 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. Accrued interest related to the Notes was $10 million and $31 million as of March 31, 2014 and December 31, 2013.

The approximate fair value of 7.456% Notes was $591 million and $587 million as of March 31, 2014 and December 31, 2013, and the approximate fair value of 5.95% Notes was $835 million and $816 million as of March 31, 2014 and December 31, 2013. These fair values were based on quoted market prices in less active markets (Level 2 inputs).

Notes to Consolidated Financial Statements – (Continued)

Credit Facility

Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes, that expires in November 2017. As of March 31, 2014 and December 31, 2013, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 20 basis points as of March 31, 2014. The facility contains covenants including maximum leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of both March 31, 2014 and December 31, 2013, there was $19 million of outstanding stand-by LOCs issued under the facility.

Note 5 – Redeemable Noncontrolling Interests

We have noncontrolling interests in a majority owned entity, which is carried at fair market value as the noncontrolling interests contain certain rights, whereby we may acquire and the minority shareholders may sell to us the additional shares of the company. A reconciliation of redeemable noncontrolling interest is as follows:

Three months ended March 31, 2014
(in thousands)
Balance, beginning of the period	$364,871
Net loss attributable to noncontrolling interests	(3,284)
Fair value adjustments	91,065
Currency translation adjustments and other	38,502

Balance, end of period	$491,154

The fair value of the redeemable noncontrolling interest was determined based on a blended analysis of the present value of future discounted cash flows and market value approach (“Level 3” on the fair value hierarchy). Our significant estimates in the discounted cash flow model include our weighted average cost of capital as well as long-term growth and profitability of the business. Our significant estimates in the market value approach include identifying similar companies with comparable business factors and assessing comparable revenue and operating multiples in estimating the fair value of the business.

Note 6 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
February 5, 2014	$0.15	March 10, 2014	$19,602	March 27, 2014
February 5, 2013	$0.13	March 11, 2013	$17,983	March 28, 2013

In addition, on April 30, 2014, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.15 per share of outstanding common stock payable on June 19, 2014 to stockholders of record as of the close of business on May 30, 2014. Future declarations of dividends are subject to final determination by our Board of Directors.

Notes to Consolidated Financial Statements – (Continued)

Share Repurchases

In April 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchases. During the three months ended March 31, 2014, we repurchased, through open market transactions, 1.7 million shares under this authorization for a total cost of $122 million, excluding transaction costs, representing an average repurchase price of $72.11 per share. As of March 31, 2014, 7.1 million shares remain authorized for repurchase under the 2012 authorization.

Stock-based Awards

Stock-based compensation expense relates primarily to expense for stock options and restricted stock units (“RSUs”). As of March 31, 2014, we had stock-based awards outstanding representing approximately 18 million shares of our common stock consisting of options to purchase approximately 18 million shares of our common stock with a weighted average exercise price of $46.35 and weighted average remaining life of 4.7 years and less than 1 million RSUs.

Annual employee stock-based award grants typically occur during the first quarter of each year. During the three months ended March 31, 2014, we granted approximately 4 million stock options. The fair value of the stock options granted during the three months ended March 31, 2014 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.12%
Expected volatility	43.02%
Expected life (in years)	4.08
Dividend yield	0.76%
Weighted-average estimated fair value of options granted	$25.91

Currency Translation

Current period currency translation adjustments include accumulated translation adjustments related to intangible assets of certain foreign entities, which arose in prior periods but were recorded in the current period. We have evaluated the impacts of the amounts on our financial results and determined them to be immaterial for all periods presented.

Note 7 – Earnings Per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three months ended March 31, 2014 and 2013, approximately 18 million and 19 million of outstanding stock awards have been excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their effect would have been antidilutive.

Note 8 – Income Taxes

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items. Our effective tax rate of (1.6%) measured against our year-to-date tax loss for the three months ended March 31, 2014 was lower than the 35% federal statutory rate primarily due to income earned in foreign jurisdictions where the statutory income tax rate is lower, offset by certain foreign losses for which Expedia does not recognize a benefit as well as revaluation of deferred tax balances due to recently enacted New York corporate tax reform.

Notes to Consolidated Financial Statements – (Continued)

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

Note 9 – Commitments and Contingencies

Exit Rights

In conjunction with our marketing agreement with Travelocity entered into in 2013, we have agreed to certain put/call rights whereby we may acquire or Sabre may sell to us certain assets relating to the Travelocity business. The put right held by Sabre may be exercised during the first 24 months of the arrangement only upon the occurrence of certain triggering events primarily related to the implementation of the solution, which are outside the control of Sabre. The occurrence of such events is not considered probable. After the 24 month period, the put right is only exercisable for a limited period of time in 2016 at a discount to fair market value. The call right held by Expedia is exercisable at any time during the term of the arrangement, the value of which, if exercised, is not expected to exceed fair value.

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

Litigation Relating to Hotel Occupancy Taxes. Eighty-six lawsuits have been filed by cities, counties and states involving hotel occupancy taxes. Thirty-four lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, thirty-six of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-two dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $50 million as of March 31, 2014 and $46 million as of December 31, 2013. This reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to these settlement reserves are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

Notes to Consolidated Financial Statements – (Continued)

Litigation Relating to Other Taxes. On January 31, 2011, the online travel companies received final notices of assessment from the Hawaii Department of Taxation for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The online travel companies appealed these assessments to the Hawaii tax court. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest both on the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because tax amounts on the hotel room had already been paid for all of the years at issue. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies for their failure to file returns and pay general excise taxes. On August 12, 2013, the court further held that interest is due on such penalties. During the pendency of the tax court proceeding, the online travel companies petitioned the Hawaii Supreme Court for immediate review of the tax court’s ruling holding the companies liable for general excise tax. The Hawaii Supreme Court denied the online travel companies’ petition on April 22, 2013. The tax court proceeding subsequently concluded and on September 11, 2013, the online travel companies filed their notice of appeal. On December 24, 2013, the Hawaii Supreme Court agreed to accept transfer and review of the case. The case will now proceed to the Hawaii Supreme Court for review and will not be considered by the Hawaii Court of Appeals. We strongly believe that the tax court ruling regarding the general excise tax is contrary to the plain language of the ordinances at issue as well as prior Hawaiian Supreme Court decisions, previous positions taken by the Hawaii Director of Taxation, and an opinion by the Attorney General of the State of Hawaii. We intend to vigorously pursue our rights on appeal. During the course of the tax court proceeding, the Department of Taxation dropped its common law claims for the recovery of general excise taxes that were asserted, thus only the claims under the state general excise tax statute remain.

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

On December 9, 2013, the Department of Taxation issued final assessments for general excise taxes against the online travel companies for non-commissioned travel agency services relating to rental cars totaling $29.2 million for the tax years 2000 through 2012. These assessments include a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated. The online travel companies appealed the assessments to the Hawaii tax court. On March 12, 2014, the online travel companies requested that the tax court stay consideration of these assessments pending the decision by the Hawaii Supreme Court relating to the Department of Taxation’s claimed right to taxes for non-commissioned travel agency services relating to hotel room reservations. On April 28, 2014, the tax court granted the online travel companies’ request that the court stay consideration of the Department of Taxation’s car rental assessments pending a decision by the Hawaii Supreme Court.

Pay-to-Play. Certain jurisdictions may assert that we are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances. This prepayment of contested taxes is referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts, plus interest.

During 2009, we expensed $48 million related to monies paid in advance of litigation in occupancy tax proceedings with the city of San Francisco. The city of San Francisco issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including $24 million against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, have been contested by the Expedia companies on the basis that the court has already ruled that taxes are not due from the online travel companies and binding precedent by the California Court of Appeals precludes the city’s claim for taxes. Although the city previously agreed, subject to documentation, that the additional assessments need not be paid and could be placed under a bond, it now has stated that it will proceed with an administrative process outside of the pending litigation and seek to collect the additional $24 million assessment against the Expedia companies. A hearing is currently set for May 14, 2014 to determine if the Expedia companies must prepay these assessments.

Notes to Consolidated Financial Statements – (Continued)

As a pre-condition to appealing the tax court rulings in the Hawaii excise tax proceedings, the Expedia companies were required pay an amount equal to taxes, penalties and interest. During 2012, we expensed $110 million, and during 2013, we expensed an additional $64 million for amounts required or expected to be paid prior to appealing the tax court’s ruling. The total amount that the Expedia companies paid in 2013 was $171 million, which is comprised of $78 million in taxes, $41 million in penalties and $52 million in interest.

It is reasonably possible that we will incur amounts in excess of the amounts expensed in 2012 and 2013, which we estimate could be up to $38 million after consideration of the outstanding assessments. The ultimate resolution of these contingencies may be greater or less than the liabilities recorded and our estimates of additional assessments.

The city of Portland, Oregon and Multnomah County, Oregon are seeking to require online travel companies to pre-pay hotel occupancy taxes claimed to be due from the fourth quarter 2013 to the present due to the change in law by the Oregon legislature. Hotels.com is currently under audit by the State of Texas, which imposes a pay-to-play requirement to challenge an adverse audit result in court.

Matters Relating to Hotel Booking Practices. On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The parties voluntarily proposed to address the OFT’s investigation by offering formal commitments. On January 31, 2014, the OFT announced that it had formally accepted the commitments offered by the parties, with no finding of fault or liability. On April 2, 2014, Skyscanner Limited filed an appeal challenging the OFT’s January 31, 2014 decision.

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

Since August 20, 2012, more than thirty putative class action lawsuits, which refer to the OFT’s Statement of Objections, have been initiated in the United States by consumer plaintiffs alleging claims against the online travel companies, including Expedia, and several major hotel chains for alleged resale price maintenance for online hotel room reservations, including but not limited to violation of the Sherman Act, state antitrust laws, state consumer protection statutes and common law tort claims, such as unjust enrichment. The cases have been consolidated and transferred to Judge Boyle in the United States District Court for the Northern District of Texas. On February 18, 2014, the court granted defendants’ motion to dismiss, but allowed the plaintiffs the opportunity to move for leave to amend their complaint. On March 20, 2014, plaintiffs filed their motion for leave to amend.

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

Notes to Consolidated Financial Statements – (Continued)

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

The following tables present our segment information for the three months ended March 31, 2014 and 2013. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended March 31, 2014
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$1,100,133	$100,238	$—	$1,200,371
Adjusted EBITDA	$181,486	$16,321	$(91,036)	$106,771
Depreciation	(30,513)	(4,655)	(26,966)	(62,134)
Amortization of intangible assets	—	—	(18,492)	(18,492)
Stock-based compensation	—	—	(24,821)	(24,821)
Legal reserves, occupancy tax and other	—	—	(3,539)	(3,539)
Realized gain on revenue hedges	(783)	—	—	(783)

Operating income (loss)	$150,190	$11,666	$(164,854)	(2,998)

Other expense, net				(16,487)

Loss before income taxes				(19,485)
Provision for income taxes				(319)

Net loss				(19,804)
Net loss attributable to noncontrolling interests				5,500

Net loss attributable to Expedia, Inc.				$(14,304)

Notes to Consolidated Financial Statements – (Continued)

	Three months ended March 31, 2013
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$923,848	$88,519	$—	$1,012,367
Adjusted EBITDA	$178,098	$12,128	$(85,098)	$105,128
Depreciation	(23,061)	(3,697)	(22,108)	(48,866)
Amortization of intangible assets	—	—	(12,570)	(12,570)
Stock-based compensation	—	—	(75,078)	(75,078)
Acquisition-related and other	—	—	(9,829)	(9,829)
Legal reserves, occupancy tax and other	—	—	(61,558)	(61,558)
Realized gain on revenue hedges	(2,855)	—	—	(2,855)

Operating income (loss)	$152,182	$8,431	$(266,241)	(105,628)

Other expense, net				(13,643)

Loss before income taxes				(119,271)
Provision for income taxes				11,903

Net loss				(107,368)
Net loss attributable to noncontrolling interests				3,142

Net loss attributable to Expedia, Inc.				$(104,226)

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

We revised the prior year condensed consolidating statement of cash flows to reclassify certain transfers from related parties more appropriately classified as financing activities from operating activities between the Guarantor and Non-Guarantor Subsidiaries. There was no impact to the consolidated statement of cash flows, or to total cash flows of the Guarantors and Non-Guarantor subsidiaries, as a result of these changes.

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$949,684	$276,477	$(25,790)	$1,200,371
Costs and expenses:
Cost of revenue	—	231,981	61,314	1,324	294,619
Selling and marketing	—	424,135	227,772	(27,208)	624,699
Technology and content	—	114,925	47,821	229	162,975
General and administrative	—	33,477	65,703	(135)	99,045
Amortization of intangible assets	—	482	18,010	—	18,492
Legal reserves, occupancy tax and other	—	3,539	—	—	3,539
Intercompany (income) expense, net	—	188,223	(188,223)	—	—

Operating income (loss)	—	(47,078)	44,080	—	(2,998)
Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	(1,266)	39,786	—	(38,520)	—
Other, net	(20,679)	(36,259)	40,451	—	(16,487)

Total other income (expense), net	(21,945)	3,527	40,451	(38,520)	(16,487)

Income (loss) before income taxes	(21,945)	(43,551)	84,531	(38,520)	(19,485)
Provision for income taxes	7,641	44,727	(52,687)	—	(319)

Net income (loss)	(14,304)	1,176	31,844	(38,520)	(19,804)
Net loss attributable to noncontrolling interests	—	—	5,500	—	5,500

Net income (loss) attributable to Expedia, Inc.	$(14,304)	$1,176	$37,344	$(38,520)	$(14,304)

Comprehensive income (loss) attributable to Expedia, Inc.	$(14,304)	$1,416	$47,199	$(38,520)	$(4,209)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$850,099	$167,135	$(4,867)	$1,012,367
Costs and expenses:
Cost of revenue	—	195,480	54,422	679	250,581
Selling and marketing	—	355,966	145,783	(5,594)	496,155
Technology and content	—	98,963	39,317	3	138,283
General and administrative	—	57,629	34,702	45	92,376
Amortization of intangible assets	—	1,313	11,257	—	12,570
Acquistion-related and other	—	—	66,472	—	66,472
Legal reserves, occupancy tax and other	—	61,558	—	—	61,558
Intercompany (income) expense, net	—	162,444	(162,444)	—	—

Operating loss	—	(83,254)	(22,374)	—	(105,628)
Other income (expense):
Equity in pre-tax losses of consolidated subsidiaries	(93,275)	(38,328)	—	131,603	—
Other, net	(20,883)	2,967	4,273	—	(13,643)

Total other income (expense), net	(114,158)	(35,361)	4,273	131,603	(13,643)

Loss before income taxes	(114,158)	(118,615)	(18,101)	131,603	(119,271)
Provision for income taxes	9,932	26,705	(24,734)	—	11,903

Net loss	(104,226)	(91,910)	(42,835)	131,603	(107,368)
Net loss attributable to noncontrolling interests	—	—	3,142	—	3,142

Net loss attributable to Expedia, Inc.	$(104,226)	$(91,910)	$(39,693)	$131,603	$(104,226)

Comprehensive loss attributable to Expedia, Inc.	$(104,226)	$(92,125)	$(58,282)	$131,603	$(123,030)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$163,009	$4,037,161	$1,065,961	$(1,951,177)	$3,314,954
Investment in subsidiaries	4,544,570	1,411,586	—	(5,956,156)	—
Intangible assets, net	—	639,352	469,912	—	1,109,264
Goodwill	—	2,436,533	1,267,923	—	3,704,456
Other assets, net	3,888	521,468	234,347	—	759,703

TOTAL ASSETS	$4,711,467	$9,046,100	$3,038,143	$(7,907,333)	$8,888,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,356,103	$4,060,520	$983,809	$(1,951,177)	$4,449,255
Long-term debt	1,249,430	—	—	—	1,249,430
Other liabilities	—	425,865	657,893	—	1,083,758
Stockholders’ equity	2,105,934	4,559,715	1,396,441	(5,956,156)	2,105,934

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,711,467	$9,046,100	$3,038,143	$(7,907,333)	$8,888,377

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$155,368	$2,970,417	$986,293	$(1,892,791)	$2,219,287
Investment in subsidiaries	4,622,473	1,454,747	—	(6,077,220)	—
Intangible assets, net	—	639,834	471,207	—	1,111,041
Goodwill	—	2,436,533	1,227,141	—	3,663,674
Other assets, net	4,069	538,572	202,838	—	745,479

TOTAL ASSETS	$4,781,910	$8,040,103	$2,887,479	$(7,970,011)	$7,739,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$1,273,513	$2,970,916	$942,743	$(1,892,791)	$3,294,381
Long-term debt	1,249,412	—	—	—	1,249,412
Other liabilities	—	432,877	503,826	—	936,703
Stockholders’ equity	2,258,985	4,636,310	1,440,910	(6,077,220)	2,258,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,781,910	$8,040,103	$2,887,479	$(7,970,011)	$7,739,481

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$907,990	$63,448	$971,438

Investing activities:
Capital expenditures, including internal-use software and website development	—	(62,763)	(11,986)	(74,749)
Purchases of investments	—	(399,521)	(95,856)	(495,377)
Sales and maturities of investments	—	56,398	79,271	135,669
Other, net	—	1,358	(504)	854

Net cash used in investing activities	—	(404,528)	(29,075)	(433,603)

Financing activities:
Purchases of treasury stock	(121,865)	—	—	(121,865)
Transfers (to) from related parties	82,239	(82,239)	—	—
Other, net	39,626	3,794	241	43,661

Net cash provided by (used in) financing activities	—	(78,445)	241	(78,204)

Effect of exchange rate changes on cash and cash equivalents	—	2,433	969	3,402

Net increase in cash and cash equivalents	—	427,450	35,583	463,033
Cash and cash equivalents at beginning of period	—	606,683	414,350	1,021,033

Cash and cash equivalents at end of period	$—	$1,034,133	$449,933	$1,484,066

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by (used in) operating activities	$—	$905,757	$(24,668)	$881,089

Investing activities:
Capital expenditures, including internal-use software and website development	—	(57,350)	(29,806)	(87,156)
Purchases of investments	—	(532,019)	(66,108)	(598,127)
Sales and maturities of investments	—	166,023	79,221	245,244
Acquisitions, net of cash acquired	—	—	(540,489)	(540,489)
Other, net	—	5,808	—	5,808

Net cash used in investing activities	—	(417,538)	(557,182)	(974,720)

Financing activities:
Purchases of treasury stock	(117,672)	—	—	(117,672)
Proceeds from issuance of treasury stock	25,273	—	—	25,273
Transfers (to) from related parties	70,918	(690,735)	619,817	—
Other, net	21,481	(7,750)	317	14,048

Net cash provided by (used in) financing activities	—	(698,485)	620,134	(78,351)
Effect of exchange rate changes on cash and cash equivalents	—	(37,808)	(573)	(38,381)

Net increase (decrease) in cash and cash equivalents	—	(248,074)	37,711	(210,363)
Cash and cash equivalents at beginning of period	—	1,007,156	286,005	1,293,161

Cash and cash equivalents at end of period	$—	$759,082	$323,716	$1,082,798

Part I. Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.comTM, Expedia Affiliate Network (“EAN”), Classic Vacations, Expedia Local ExpertTM, Expedia® CruiseShipCenters®, Egencia TM, eLongTM, Venere Net SpA (“Venere”) and trivago GmbH (“trivago”), a leading hotel metasearch company based in Germany acquired during the first quarter of 2013. In addition, many of these brands have related international points of sale. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

All percentages within this section are calculated on actual, unrounded numbers. We have reclassified certain prior period amounts in our results of operations operating expense tables to conform to our current period presentation. There were no changes to consolidated totals per expense category.

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2012 and 2013 represented years of gradual improvement for the travel industry. However, natural disasters and severe winter weather, sovereign debt and economic issues in several European countries, the shutdown of the U.S. government, worry over extending the debt ceiling in the United States and uncertainty regarding the timing of a possible pullback in U.S. Federal Reserve’s quantitative easing program are all examples of events that contribute to a somewhat uncertain economic environment which could have a negative impact on the travel industry in the future.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2013, approximately 61% of U.S. leisure, unmanaged and corporate travel expenditures occur online, compared with approximately 50% of European travel. Online penetration in the emerging markets, such as Asia Pacific and Latin American regions are lagging behind that of Europe, and are estimated to be approximately 27% and 21%, respectively. These penetration rates have increased over the past few years, and are expected to continue growing. This significant growth attracted many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (which Priceline.com acquired in May 2013), trivago.com (in which Expedia acquired a majority ownership interest in March 2013) as well as TripAdvisor (completed its conversion to a metasearch site in June 2013), introduced differentiated features, pricing and content compared with the legacy online travel agency companies. In addition, many metasearch companies adopted or intend to adopt various forms of direct or assisted-booking tools the impact of which is currently uncertain. Online travel agencies, including Expedia, may participate in these new tools. Finally, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations, licensing deals and proposed and actual acquisitions by companies such as Google and Microsoft.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model saw rapid adoption in Europe. Expedia has both a merchant (Expedia Collect) and an agency hotel (Hotel Collect) offer for our hotel supply partners and we expect our use of these models to continue to evolve. During 2012, Expedia introduced the ETP program to hotel suppliers in the United States and Europe and is now in the process of rolling the program out globally. ETP offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay.

Intense competition also historically led to aggressive online marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. During 2013, Booking.com, trivago and TripAdvisor launched offline advertising campaigns in the United States for the first time thus increasing the number of participants in the travel advertising space, increasing competition for share of voice. This activity has generally continued and in certain cases has expanded beyond the United States. We manage our selling and marketing spending on a brand basis at the local or regional level, making decisions in each market that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. In certain cases, particularly in emerging markets, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is lower than that for our consolidated business but for which we still believe the opportunity to be attractive. The crowded online travel environment is now driving secondary and tertiary online travel companies to establish marketing agreements with global players in order to leverage distribution and technology capabilities while focusing resources on capturing consumer mind share.

Hotel

We generate the majority of our revenue through the marketing and distribution of hotel rooms (stand-alone and package bookings). Although, our relationships with our hotel supply partners have remained broadly stable in the past few years, as part of the global rollout of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, which has begun to negatively impact the margin of revenue we earn per booking. In addition, as we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced and expect to continue to reduce our economics in various geographies based on local market conditions. Lastly, we have seen a higher mix of our room night growth coming from markets, such as China, where our hotel margins are lower and we have implemented new customer loyalty and discount programs. Based on these dynamics, our average revenue per room night has declined each quarter in 2012, 2013 and for the first quarter of 2014 and we expect it to remain under pressure in the future. All of these impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth.

Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease of ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry have generally increased in a gradually improving overall travel environment. Currently occupancy rates are near 2007 peaks and there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help hoteliers with their objective of continuing to grow ADRs and tends to lead to pressure in our negotiations and terms with hoteliers. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. We have had success adding supply to our marketplace with more than 290,000 bookable properties on our global websites, including eLong, as of March 31, 2014. In addition, our room night growth has been healthy, with room nights growing 27% in 2012, 23% in 2013, and 24% for the first quarter of 2014. ADRs for rooms booked on Expedia sites grew declined 2% in 2012, and were essentially flat both in 2013 and for the first quarter of 2014.

Air

The airline sector in particular has historically experienced significant turmoil. In recent years, there has been increased air carrier consolidation, generally resulting in lower overall capacity and higher fares. In addition, air carriers have made significant efforts to keep seat capacity relatively low in order to ensure that demand for seats remains high and that flights are as full as possible. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Ticket prices on Expedia sites increased 1% both for the three months ended March 31, 2014 and 2013 and grew 4% in 2012. We encountered pressure on air remuneration as air carriers combined and as certain supply agreements renewed, and as air carriers and GDS intermediaries re-negotiated their long-term agreements. In addition, some U.S. air carriers introduced various incentives for customers to book directly with the carrier versus via online travel agencies. Examples of these incentives include lower fees, advance seat assignments and greater earning potential for frequent flier miles.

Air ticket volumes grew by 30% for the first quarter of 2014 primarily due to volume driven by Brand Expedia’s agreement with Travelocity along with ongoing improvements for the Brand Expedia sites themselves. Air volumes improved 9% in 2013 and 7% in 2012 largely due to strong growth in corporate ticket volumes at Egencia. From a product perspective for the first quarter of 2014, 66% of our revenue comes from transactions involving the booking of hotel reservations, with 11% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the products we distribute and represents our best overall growth opportunity.

Advertising & Media

Our advertising and media business is principally driven by revenue generated by trivago, as a leading hotel metasearch site, in addition to Expedia Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first quarter of 2014, we generated a total of $99 million of advertising and media revenue representing 8% of total revenue for the quarter, up substantially from $46 million in the first quarter of 2013.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. They each operate a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched new global platforms for Hotels.com and Brand Expedia, enabling us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates, for those brands. In 2013, Expedia signed an agreement to power the technology, supply, and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, which is the second largest online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Southern Europe. Egencia, our corporate travel business, operates in more than 60 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. We also partner in a 50/50 joint venture with AirAsia — a low cost carrier serving the Asia-Pacific region — to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. In the first quarter of 2014, approximately 41% of our worldwide gross bookings and 47% of worldwide revenue were international points of sale compared to just 22% for both worldwide gross bookings and revenue in 2005. We have a stated goal of driving more than half of our revenue through international points of sale.

During March 2013, we completed our majority acquisition of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is already one of the best known travel brands in Europe. trivago continues to operate independently, and plans to rapidly grow revenue through global expansion, including aggressive expansion into the United States and Canada.

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

New Channel Penetration. Today, the vast majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile/tablet applications that are receiving strong reviews and solid download trends. We believe mobile bookings via smartphones present an opportunity for incremental growth as they are typically completed within one or two days of the travel or stay which is a much shorter booking window than we have historically experienced via more traditional online booking methods. During the last year, customers’ behaviors and preferences on tablet devices began to show differences from trends seen on smartphones. For example, the booking window on a smartphone typically is much shorter than the emerging trend on the tablet device and historical average on a desktop or laptop. We also believe in the future mobile is likely to represent an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. We have a stated goal of booking 20% of our transactions through mobile devices before the end of 2014.

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

For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Occupancy Taxes

Occupancy Tax. We are currently involved in thirty-four lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recent developments include:

•	City of San Diego Litigation. The California Court of Appeals ruled in favor of the online travel companies and held that no taxes are due on the online travel companies’ services.

•

State of Montana Litigation. The court granted the online travel companies’ motion for summary judgment and denied the state of Montana’s motion for summary judgment, and held that taxes are not owed on the online travel companies’ services.

•

District of Columbia Litigation. The court entered judgment in the case. The parties moved for expedited consideration of the appeal, and on April 8, 2014, the D.C. Court of Appeals set a schedule for consideration of the appeal.

•	City of Breckenridge Litigation. The court denied the plaintiff’s motion for class certification.

•	City of Bedford Park Litigation. The court granted the defendant online travel companies’ motion to dismiss the plaintiffs’ common law claims.

•	State of Wyoming Litigation. The Wyoming Supreme Court affirmed the Wyoming Board of Equalization’s ruling that online travel companies are liable for hotel occupancy taxes.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $50 million as of March 31, 2014, which includes amounts expected to be paid in connection with the developments described above, and $46 million as of December 31, 2013.

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

Hawaii Tax Court Litigation (General Excise Tax). On January 31, 2011, the online travel companies received final notices from the Hawaii Department of Taxation of assessment for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The companies appealed these assessments. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest on both the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because general excise taxes on the hotel room had already been paid for all of the years at issue. The online travel companies have appealed the tax court ruling. The Hawaii Supreme Court has accepted review. The Department of Taxation also has issued assessments on hotel room reservations for 2012 and for travel agency services relating to car rental. Tax proceedings relating to these assessments have been stayed pending review by the Hawaii Supreme Court.

Pay-to-Play. Certain jurisdictions may require us to pay tax assessments prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously.

During 2009, we expensed $48 million related to monies paid in advance of litigation in occupancy tax proceedings with the city of San Francisco. The city of San Francisco subsequently issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including $24 million against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, have been contested by the online travel companies. The city previously agreed, subject to documentation, that the second assessment need not be paid and could be placed under a bond. The city now has stated that it intends to proceed with an administrative process outside of litigation and will seek to collect the $24 million assessment against the Expedia companies. The Expedia companies are seeking injunctive and other relief to block the continuation of the administrative process for these assessments that are already the subject of a court proceeding. Hotels.com is currently under audit by the state of Texas, which imposes a pay-to-play requirement to challenge an adverse audit result in court. We do not believe that the amounts we retain as compensation are subject to state, city or other local jurisdictions’ hotel occupancy tax ordinances.

As a pre-condition to appealing the tax court rulings in the Hawaii excise tax proceedings, the Expedia companies were required pay an amount equal to taxes, penalties and interest.

During 2012, we expensed $110 million, and during 2013, we expensed an additional $64 million for amounts required or expected to be paid prior to appealing the tax court’s ruling. The total amount paid by the Expedia companies in 2013 was $171 million, which was comprised of $78 million in taxes, $41 million in penalties and $52 million in interest. It is reasonably possible that we will incur amounts in excess of the amounts expensed in 2012 and 2013, which we estimate could be up to $38 million after consideration of additional outstanding assessments. The ultimate resolution of these contingencies may be greater or less than the liabilities recorded and our estimates of additional assessments.

The city of Portland, Oregon and Multnomah County, Oregon are seeking to require online travel companies to pre-pay hotel occupancy taxes claimed to be due from the fourth quarter 2013 to the present due to the change in law by the Oregon legislature. Hotels.com is currently under audit by the state of Texas, which imposes a pay-to-play requirement to challenge an adverse audit result in court.

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

Gross Bookings and Revenue Margin

	Three months ended March 31,
	2014	2013	% Change
	($ in millions)
Gross Bookings
Leisure	$11,314	$8,664	31%
Egencia	1,310	1,117	17%

Total gross bookings	$12,624	$9,781	29%

Revenue Margin
Leisure	9.7%	10.7%
Egencia	7.7%	7.9%
Total revenue margin	9.5%	10.4%

The increase in worldwide gross bookings for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily driven by air ticket and room night growth. Air ticket growth was driven by Brand Expedia, including the Travelocity-branded U.S. website. Room night growth was driven by Brand Expedia, Hotels.com and eLong.

The decrease in revenue margin for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due to lower revenue per room, the inclusion of Travelocity-branded U.S. website and the unfavorable timing impact of merchant hotel stays mainly due to Easter shifting from the first quarter of 2013 to the second quarter of 2014. These impacts were partially offset by mix shift to higher margin products, including advertising and media revenue. The increase in revenue margin related to advertising and media revenue is primarily due to the 2013 acquisition of trivago, a metasearch company, which does not have associated gross bookings. However trivago is included in revenue used to calculate revenue margin.

Results of Operations

Revenue

	Three months ended March 31,
	2014	2013	% Change
	($ in millions)
Revenue by Segment
Leisure	$1,100	$924	19%
Egencia	100	88	13%

Total revenue	$1,200	$1,012	19%

Revenue increased for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to growth in hotel, advertising and media, as well as air ticket revenue. trivago added approximately 4% of inorganic revenue growth for the three months ended March 31, 2014.

Worldwide hotel revenue increased 12% for the three months ended March 31, 2014, compared to the same period in 2013. The increases were primarily due to a 24% increase in room nights stayed driven by Brand Expedia (including the impact of the implementation of the Travelocity-branded U.S. website) and Hotels.com, partially offset by a 10% decrease in revenue per room night. Revenue per room night decreased primarily due to efforts to expand the size and availability of the global hotel supply portfolio, including contracts signed as part of the ETP program, promotional activities such as growing loyalty programs and couponing, in addition to continued hotel mix shift to Asia Pacific.

Worldwide air revenue increased 28% for the three months ended March 31, 2014, compared to the same period in 2013, due to a 30% increase in air tickets sold, partially offset by a 2% decrease in revenue per air ticket.

The remaining worldwide revenue, other than hotel and air discussed above, increased by 37% for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to strong growth in advertising and media revenue generated by trivago and to a lesser extent a growth in our travel insurance and car rental products.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended March 31,
	2014	2013	% Change
	($ in millions)
Revenue by Business Model
Merchant	$772	$733	5%
Agency	329	233	41%
Advertising and media	99	46	116%

Total revenue	$1,200	$1,012	19%

Merchant revenue increased for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.

Agency revenue increased for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to the growth in agency hotel and air.

Advertising and media revenue increased for the three ended March 31, 2014, compared to the same period in 2013, primarily due to our acquisition of trivago in addition to revenue growth of 26% for Expedia Media Solutions.

Cost of Revenue

	Three months ended March 31,
	2014	2013	% Change
	($ in millions)
Customer operations	$131	$123	7%
Credit card processing	113	81	39%
Data center and other	51	47	9%

Total cost of revenue	$295	$251	18%

% of revenue	24.5%	24.8%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, supplier operations, destination supply, and stock-based compensation.

During the three months ended March 31, 2014, the increase in cost of revenue expense as compared to the same period in 2013 was driven by $32 million of higher net credit card processing costs, including fraud and charge backs, related to growth of our merchant bookings.

Selling and Marketing

	Three months ended March 31,
	2014	2013	% Change
	($ in millions)
Direct costs	$494	$379	30%
Indirect costs	131	117	12%

Total selling and marketing	$625	$496	26%

% of revenue	52.0%	49.0%

Selling and marketing expense primarily relates to direct costs, including traffic generation costs from search engines and internet portals, television, radio and print spending, private label and affiliate program commissions, public relations and other costs. The remainder of the expense relates to indirect costs, including personnel and related overhead in our various Leisure brands, global supply organization, and Egencia as well as stock-based compensation costs.

Selling and marketing expenses increased $129 million during the three months ended March 31, 2014, compared to the same period in 2013, driven by increases of $115 million of direct costs, including online and offline marketing expenses. Brand Expedia and trivago accounted for the majority of the total direct cost increase. In addition, higher personnel expenses of $14 million also contributed to the increase and were driven by the additional personnel at trivago, various transaction brands and our supply organization. The trivago acquisition added approximately 8% of inorganic growth to year-on-year selling and marketing expense growth during the first quarter of 2014.

Technology and Content

	Three months ended March 31,
	2014	2013	% Change
	($ in millions)
Personnel and overhead	$89	$81	10%
Depreciation and amortization of technology assets	50	37	35%
Other	24	20	18%

Total technology and content	$163	$138	18%

% of revenue	13.6%	13.7%

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

Technology and content expense increased $25 million during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to increased depreciation and amortization of technology assets of $13 million as well as increased personnel and overhead costs of $8 million for additional headcount to support key technology projects for our corporate technology function, supply organization and Brand Expedia.

General and Administrative

	Three months ended March 31,
	2014	2013	% Change
	($ in millions)
Personnel and overhead	$65	$62	4%
Professional fees and other	34	30	13%

Total general and administrative	$99	$92	7%

% of revenue	8.3%	9.1%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

General and administrative expense increased $7 million during the three months ended March 31, 2014, compared to the same period in 2013, due primarily to higher professional fees and other of $4 million during the three months ended March 31, 2014, compared to the same period in 2013, driven in large part by higher stock-based compensation but was partially offset by lower legal fees. In addition, personnel and overhead expenses increased $3 million, of which additional headcount costs drove the majority of the total increase.

Amortization of Intangible Assets

	Three months ended March 31,
	2014	2013	% Change
	($ in millions)
Amortization of intangible assets	$18	$13	47%
% of revenue	1.5%	1.2%

Amortization of intangible assets increased $5 million during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to amortization related to the acquisition of trivago in March 2013.

Legal Reserves, Occupancy Tax and Other

Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.

Legal reserves, occupancy tax and other were $4 million and $62 million for the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2013, we recognized approximately $60 million for amounts expected to be paid in advance of litigation related to penalties and interest in connection with Hawaii’s general excise tax litigation.

Acquisition-related and other

During the three months ended March 31, 2013, we recorded approximately $57 million of stock-based compensation to acquisition-related and other expense in connection with the trivago acquisition as well as $10 million related to the upfront consideration paid to settle a portion of an employee compensation plan of trivago.

Operating Loss

	Three months ended March 31,
	2014	2013	% Change
	($ in millions)
Operating loss	$(3)	$(106)	(97%)
% of revenue	(0.2%)	(10.4%)

Operating loss decreased for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to prior period charges related to the Hawaii general excise tax litigation and acquisition-related and other expenses, partially offset by a growth in selling and marketing expense in excess of revenue growth.

Interest Income and Expense

	Three months ended March 31,
	2014	2013	% Change
	($ in millions)
Interest income	$6	$6	(2%)
Interest expense	(22)	(22)	0%

Interest income and interest expense was consistent for the three months ended March 31, 2014, compared to the same period in 2013.

Other, Net

Other, net changed from income of $2 million for the three months ended March 31, 2013 to a loss of less than $1 million for the three months ended March 31, 2014.

Provision for Income Taxes

	Three months ended March 31,
	2014	2013	% Change
	($ in millions)
Provision for income taxes	$0	$(12)	(103%)
Effective tax rate	(1.6%)	10.0%

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items.

Our effective tax rate for the three months ended March 31, 2014 was lower than the 35% federal statutory rate primarily due to income earned in foreign jurisdictions where the statutory income tax rate is lower, offset by certain foreign losses for which Expedia does not recognize a benefit as well as revaluation of deferred tax balances due to recently enacted New York corporate tax reform. Our effective tax rate for the three months ended March 31, 2013 was lower than the 35% federal statutory rate primarily due to non-deductible stock-based compensation recorded in relation to the trivago acquisition and non-deductible penalties included in the Hawaii pay-to-play assessments both of which lowered our effective tax rate benefit on our pre-tax losses for the prior period quarter.

The change in the effective rate for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due certain foreign losses for which Expedia does not recognize a benefit as well as revaluation of deferred tax balances due to recently enacted New York corporate tax reform, partially offset by the one-time non-deductible items occurring in the first quarter of 2013 as described above.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $2.2 billion and $1.3 billion at March 31, 2014 and December 31, 2013, including $409 million and $360 million of cash and short-term investment balances held in wholly-owned foreign subsidiaries, which includes $222 million and $226 million related to earnings indefinitely invested outside the United States as well as $303 million and $319 million of majority-owned subsidiaries, which is also indefinitely invested outside the United States; and our $1 billion revolving credit facility, which expires in November 2017. As of March 31, 2014, $981 million was available under the facility representing the total $1 billion facility less $19 million of outstanding letters of credit. The revolving credit facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points, and the commitment fee on undrawn amounts at 20 basis points as of March 31, 2014.

Our credit ratings are periodically reviewed by rating agencies. As of March 31, 2014, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.

Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital related to merchant hotel transactions will positively impact operating cash flows. However, we are using both the merchant model and the agency model in many of our markets. If the merchant hotel model declines relative to our other business models that generally consume working capital such as agency hotel, managed corporate travel, advertising or certain Expedia Affiliate Network relationships, or if there are changes to the merchant model, supplier payment terms, or booking patterns that compress the time period between our receipt of cash from travelers and our payment to suppliers, such as with mobile bookings via smartphones, our overall working capital benefits could be reduced, eliminated or even reversed.

For example, we have continued to see positive momentum in the global roll out of the ETP program launched in 2012. As this program continues to expand, and depending on relative traveler and supplier adoption rates and customer payment preferences, among other things, the scaling up of ETP has and will continue to negatively impact near term working capital cash balances, cash flow, relative liquidity during the transition, and hotel revenue margins.

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

As of March 31, 2014 and December 31, 2013, we had a deficit in our working capital of $1.1 billion.

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

Our cash flows are as follows:

	Three months ended March 31,
	2014	2013	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$971	$881	$90
Investing activities	(434)	(975)	541
Financing activities	(78)	(78)	—
Effect of foreign exchange rate changes on cash and cash equivalents	3	(38)	41

For the three months ended March 31, 2014, net cash provided by operating activities increased by $90 million primarily due to increased benefits from working capital changes driven mostly from a change in deferred merchant bookings, which includes amounts related to Travelocity.

For the three months ended March 31, 2014, cash used in investing activities decreased by $541 million primarily due to a decrease of cash used for acquisitions of $540 million.

For the three months ended March 31, 2014, cash used in financing activities primarily included cash paid to acquire shares of $122 million, including the repurchased shares under the 2012 authorization discussed below, and $20 million cash dividend payment, partially offset by $38 million of proceeds from the exercise of options and employee stock purchase plans. For the three months ended March 31, 2013, cash used in financing activities primarily included cash paid to acquire shares of $118 million, including the repurchased shares under the 2012 authorization discussed below, and $18 million cash dividend payment, partially offset by $46 million of proceeds from the exercise of options and the issuance of treasury stock.

In 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. During the three months ended March 31, 2014 and 2013, we repurchased, through open market transactions, 1.7 million shares in both periods under this authorization for a total cost of $122 million and $111 million, excluding transaction costs. As of March 31, 2014, 7.1 million shares remain authorized for repurchase under the 2012 authorization with no fixed termination date for the repurchases.

In the first quarter 2014 and 2013, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid a quarterly cash dividend of $0.15 and $0.13 per share of outstanding common stock. In addition, on April 30, 2014, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.15 per share of outstanding common stock payable on June 19, 2014 to stockholders of record as of the close of business on May 30, 2014. Future declarations of dividends are subject to final determination of our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency for the three months ended March 31, 2014, compared to the same period in 2013, showed a net change of $41 million reflecting appreciations in foreign currencies in the current year period compared to depreciations in foreign currencies in the prior year period.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2013. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of March 31, 2014 or December 31, 2013.

Certain Relationships and Related Party Transactions

As a result of changes in the ownership and governance structures of TripAdvisor, Inc. that occurred during 2012 and 2013 as previously disclosed, we will no longer separately disclose transactions with TripAdvisor in our financial statements as related party transactions.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material changes in our market risk during the three months ended March 31, 2014. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

During the quarter ended March 31, 2014, we implemented the Oracle general ledger system, as well as various sub-ledger modules, including accounts payable and fixed assets. This implementation resulted in changes in our business processes and related internal control over financial reporting.

Other than described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2013. The following are developments regarding such legal proceedings:

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of Los Angeles Litigation. On March 21, 2014, the city of Los Angeles filed a notice of appeal of the trial court decision in favor of the online travel companies.

City of Chicago Litigation. On February 28, 2014, the city of Chicago filed a motion for summary judgment on damages and penalties.

City of San Diego, California Litigation. On March 5, 2014, the California Court of Appeals ruled in favor of the online travel companies and held that no taxes are due on the online travel companies’ services.

Leon County, Florida et al. Litigation. On April 30, 2014, the Florida Supreme Court heard oral argument in connection with the claims by Leon County and seventeen other counties for hotel occupancy taxes on the online companies’ services.

City of San Antonio Litigation. On February 20, 2014, the court denied the online travel company defendants’ motion for judgment as a matter of law or for new trial.

City of Gallup, New Mexico Litigation. On March 4, 2014, the court granted final approval of the settlement of this action. Thereafter, in April 2014, the plaintiffs dismissed their claims against the defendant online travel companies with prejudice.

State of Montana Litigation. On March 6, 2014, the court granted the online travel companies’ motion for summary judgment and denied the state of Montana’s motion for summary judgment, ruling that online travel companies are not liable for state sales or lodging facility use taxes.

District of Columbia Litigation. On February 24, 2014, the court entered judgment in the case. The parties moved for expedited consideration of the appeal, and on April 8, 2014, the D.C. Court of Appeals set a schedule for consideration of the appeal.

Town of Breckenridge, Colorado Litigation. On March 26, 2014, the court denied the plaintiff’s motion for class certification.

City of Bedford Park Litigation. On March 13, 2014, the court granted the defendant online travel companies’ motion to dismiss the plaintiffs’ common law claims.

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes, which are listed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, the states of Minnesota and South Carolina have begun audits relating to allegedly unpaid state hotel occupancy or related taxes.

The Company believes that the hotel occupancy tax claims discussed above lack merit and will continue to defend vigorously against them.

Part II. Item 1. Legal Proceedings

Actions Filed by Expedia

Broward County, Florida Litigation. On February 12, 2014, the Florida Court of Appeals affirmed the trial court decision in favor of the online travel companies and cited to its previous decision in favor of the online travel companies in the case brought by Leon County and other counties in Florida.

State of Wyoming Litigation. On April 3, 2014, the Wyoming Supreme Court affirmed the Wyoming Board of Equalization’s ruling that online travel companies are liable for hotel occupancy taxes.

Other Tax Litigation

Hawaii Tax Court Litigation (General Excise Tax). On April 28, 2014, the tax court granted the online travel companies’ request that the court stay consideration of the Department of Taxation’s car rental assessments pending a decision by the Hawaii Supreme Court.

Non-Tax Litigation and Other Legal Proceedings

Consumer Class Action Litigation

Consumer Case against Expedia Canada. On April 2, 2014, the court granted Expedia’s motion for summary judgment, dismissed plaintiffs’ remaining claims and awarded Expedia costs and attorneys’ fees.

Consumer Cases against Hotwire. On March 28, 2014, the court consolidated the Miller and Frank putative class action cases and granted Hotwire’s motion to dismiss as to both cases.

Securities Class Action Litigation

Manriquez v. Expedia. On April 1, 2014, the case was voluntarily dismissed with prejudice.

Derivative Litigation

Friedman v. Expedia, Inc. On January 31, 2014, defendants filed a motion to dismiss the lawsuit.

Hotel Booking Practices Proceedings and Litigation

On April 2, 2014, Skyscanner Limited filed an appeal challenging the OFT’s January 31, 2014 decision. With respect to the putative class actions consolidated in the United States District Court for the Northern District of Texas brought against the online travel companies and hotels alleging a price fixing conspiracy, on February 18, 2014, the court granted defendants’ motion to dismiss, but allowed the plaintiffs the opportunity to move for leave to amend their complaint. On March 20, 2014, plaintiffs filed their motion for leave to amend.

Part II. Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

During 2012, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. A summary of the repurchase activity for the first quarter of 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
		(In thousands, expect per share data)
January 1-31, 2014	491	$67.47	491	8,314
February 1-28, 2014	195	64.67	195	8,119
March 1-31, 2014	1,000	75.83	1,000	7,119

Total	1,686	$72.11	1,686

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

10.1*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Domestic Employees)	X

10.2*	Form of Expedia, Inc. Stock Option Agreement (Domestic Employees)	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 1, 2014	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer