Form 10-Q
period 2014-06-30
Expedia, Inc.
filed 2014-08-01
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑

The number of shares outstanding of each of the registrant’s classes of common stock as of July 18, 2014 was:

Common stock, $0.0001 par value per share	114,388,090 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended June 30, 2014

Part I. Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$1,494,632	$1,205,017	$2,695,003	$2,217,384
Costs and expenses:
Cost of revenue (1)	300,501	262,607	595,120	513,188
Selling and marketing (1)	743,616	590,468	1,368,315	1,086,623
Technology and content (1)	169,075	140,682	332,050	278,965
General and administrative (1)	102,540	91,891	201,585	184,267
Amortization of intangible assets	18,264	18,837	36,756	31,407
Legal reserves, occupancy tax and other	31,416	6,246	34,955	67,804
Acquisition-related and other (1)	—	—	—	66,472

Operating income (loss)	129,220	94,286	126,222	(11,342)
Other income (expense):
Interest income	6,883	7,278	12,681	13,195
Interest expense	(22,321)	(21,629)	(44,125)	(43,377)
Other, net	(7,177)	7,488	(7,658)	9,676

Total other expense, net	(22,615)	(6,863)	(39,102)	(20,506)

Income (loss) before income taxes	106,605	87,423	87,120	(31,848)
Provision for income taxes	(20,751)	(24,408)	(21,070)	(12,505)

Net income (loss)	85,854	63,015	66,050	(44,353)
Net loss attributable to noncontrolling interests	3,519	8,485	9,019	11,627

Net income (loss) attributable to Expedia, Inc.	$89,373	$71,500	$75,069	$(32,726)

Earnings (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.69	$0.52	$0.58	$(0.24)
Diluted	0.67	0.51	0.56	(0.24)
Shares used in computing earnings (loss) per share:
Basic	129,538	136,351	130,046	135,998
Diluted	133,668	141,112	134,399	135,998
Dividends declared per common share	$0.15	$0.13	$0.30	$0.26

(1) Includes stock-based compensation as follows:
Cost of revenue	$943	$764	$2,145	$1,825
Selling and marketing	4,820	3,649	10,155	7,914
Technology and content	4,960	4,692	10,518	10,087
General and administrative	10,291	6,981	23,017	14,695
Acquisition-related and other	—	—	—	56,643

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$85,854	$63,015	$66,050	$(44,353)
Other comprehensive income (loss), net of tax
Currency translation adjustments	(5,076)	4,970	20,137	(13,031)
Unrealized gains (losses) on available for sale securities, net of taxes (1)	144	(1,282)	312	(1,573)

Other comprehensive income (loss), net of tax	(4,932)	3,688	20,449	(14,604)

Comprehensive income (loss)	80,922	66,703	86,499	(58,957)
Less: Comprehensive (income) loss attributable to noncontrolling interests	5,964	6,965	(3,822)	9,595

Comprehensive income (loss) attributable to Expedia, Inc.	$86,886	$73,668	$82,677	$(49,362)

(1)	Net gains (losses) recognized and reclassified during the three and six months ended June 30, 2014 and 2013 were immaterial.

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,433,820	$1,021,033
Restricted cash and cash equivalents	29,759	26,042
Short-term investments	937,981	325,510
Accounts receivable, net of allowance of $11,785 and $11,555	927,909	614,735
Deferred income taxes	96,947	66,130
Income taxes receivable	75,223	64,296
Prepaid expenses and other current assets	139,326	101,541

Total current assets	3,640,965	2,219,287
Property and equipment, net	509,786	480,702
Long-term investments and other assets	283,748	250,626
Deferred income taxes	16,421	14,151
Intangible assets, net	1,087,048	1,111,041
Goodwill	3,696,861	3,663,674

TOTAL ASSETS	$9,234,829	$7,739,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,191,346	$1,044,259
Accounts payable, other	442,637	261,288
Deferred merchant bookings	2,544,341	1,350,319
Deferred revenue	60,862	39,746
Income taxes payable	21,023	61,874
Accrued expenses and other current liabilities	597,668	536,895

Total current liabilities	4,857,877	3,294,381
Long-term debt	1,249,448	1,249,412
Deferred income taxes	465,283	433,532
Other long-term liabilities	182,677	138,300
Commitments and contingencies
Redeemable noncontrolling interests	488,669	364,871
Stockholders’ equity:
Common stock $.0001 par value	19	19
Authorized shares: 1,600,000
Shares issued: 194,901 and 192,562
Shares outstanding: 114,495 and 116,886
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	5,788,685	5,802,140
Treasury stock — Common stock, at cost	(3,804,695)	(3,465,675)
Shares: 80,406 and 75,676
Retained earnings (deficit)	(134,149)	(209,218)
Accumulated other comprehensive income (loss)	25,805	18,197

Total Expedia, Inc. stockholders’ equity	1,875,666	2,145,464
Non-redeemable noncontrolling interest	115,209	113,521

Total stockholders’ equity	1,990,875	2,258,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,234,829	$7,739,481

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$66,050	$(44,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	127,692	100,005
Amortization of stock-based compensation	45,835	91,164
Amortization of intangible assets	36,756	31,407
Deferred income taxes	(809)	25,012
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	(15,746)	84,299
Realized (gain) loss on foreign currency forwards	3,590	(24,189)
Other	(5,107)	10,871
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(307,000)	(207,418)
Prepaid expenses and other current assets	(44,926)	(56,372)
Accounts payable, merchant	168,202	301,568
Accounts payable, other, accrued expenses and other current liabilities	236,810	9,470
Taxes payable/receivable, net	(42,764)	(84,491)
Deferred merchant bookings	1,175,122	948,749
Deferred revenue	21,237	13,886

Net cash provided by operating activities	1,464,942	1,199,608

Investing activities:
Capital expenditures, including internal-use software and website development	(157,213)	(157,840)
Purchases of investments	(1,026,054)	(1,129,789)
Sales and maturities of investments	419,478	772,817
Acquisitions, net of cash acquired	—	(540,489)
Net settlement of foreign currency forwards	(3,590)	24,189
Other, net	2,386	(43)

Net cash used in investing activities	(764,993)	(1,031,155)

Financing activities:
Purchases of treasury stock	(339,020)	(134,238)
Proceeds from issuance of treasury stock	—	25,273
Payment of dividends to stockholders	(38,833)	(35,621)
Proceeds from exercise of equity awards and employee stock purchase plan	53,156	34,613
Excess tax benefit on equity awards	27,394	28,827
Other, net	1,693	(8,886)

Net cash used in financing activities	(295,610)	(90,032)
Effect of exchange rate changes on cash and cash equivalents	8,448	(59,765)

Net increase in cash and cash equivalents	412,787	18,656
Cash and cash equivalents at beginning of period	1,021,033	1,293,161

Cash and cash equivalents at end of period	$1,433,820	$1,311,817

Supplemental cash flow information
Cash paid for interest	$43,066	$41,893
Income tax payments, net	36,630	41,797

See accompanying notes.

Notes to Consolidated Financial Statements

June 30, 2014

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

Expedia has a variable interest in Travelocity resulting from an exclusive, long-term strategic marketing agreement entered into in the third quarter of 2013 for which we are not the primary beneficiary. Our exposure to loss under this arrangement is primarily commercial in nature, the maximum of which cannot be quantified.

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

Notes to Consolidated Financial Statements – (Continued)

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

Note 2 – Summary of Significant Accounting Policies

Recent Accounting Policies Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued new guidance on revenue from contracts with customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the new guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer. The update requires an entity to apply the new guidance in one of two methods: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The new guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are in the process of evaluating the impact of the adoption of this new guidance on our consolidated financial statements.

Note 3 – Acquisitions

In July 2014, we entered into an agreement to acquire Wotif.com Holdings Limited (“Wotif Group”), an Australian-based online travel company, for total cash consideration of approximately $703 million Australian dollars or $3.30 Australian dollars per share (approximately $658 million or $3.09 per share based on July 4, 2014 exchange rates), net of certain cash dividends that Wotif Group may distribute to its shareholders before closing. The transaction is expected to close in the fourth quarter of 2014, subject to certain shareholder and regulatory approvals.

In June 2014, we entered into a definitive agreement to acquire Auto Escape Group, one of Europe’s leading online car rental reservation companies. The transaction closed on July 29, 2014 following receipt of regulatory approval.

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

As a result of the acquisition, we expensed $66 million to acquisition-related and other on the consolidated statements of operations during quarter ended March 31, 2013, which included approximately $57 million in stock-based compensation related to the issuance of the 875,200 shares of common stock as the issuance was determined separate from the business combination and was not contingent upon any future service or other certain event except the passage of time as well as approximately $10 million for the amount paid to settle a portion of the employee compensation plan of trivago, which was considered separate from the business combination. During the first quarter of 2014, we issued the first increment of 175,040 shares of Expedia, Inc. common stock.

The purchase agreement contains certain put/call rights whereby we may acquire and the minority shareholders of trivago may sell to us up to 50% and 100% of the minority shares of the company at fair value during the first quarter of 2016

Notes to Consolidated Financial Statements – (Continued)

and 2018, respectively. As the noncontrolling interest is redeemable at the option of the minority holders, we classified the balance as redeemable noncontrolling interest with future changes in the fair value above the initial basis recorded as charges or credits to retained earnings (or additional paid-in capital in absence of retained earnings). The put/call arrangement includes certain rollover provisions that, if triggered, would cause the minority shares to be treated as though they become mandatorily redeemable, and to be reclassified as a liability at the time such trigger becomes certain to occur. For further information on redeemable noncontrolling interest, see Note 6 — Redeemable Noncontrolling Interests.

Note 4 – Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$279,805	$279,805	$—
Time deposits	77,236	—	77,236
Restricted cash:
Time deposits	16,635	—	16,635
Investments:
Time deposits	911,390	—	911,390
Corporate debt securities	149,745	—	149,745

Total assets	$1,434,811	$279,805	$1,155,006

Liabilities
Derivatives:
Foreign currency forward contracts	$11,719	$—	$11,719

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

As of June 30, 2014 and December 31, 2013, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of 90 days or less, time deposits as well as bank account balances.

Notes to Consolidated Financial Statements – (Continued)

We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of June 30, 2014, we had $27 million of short-term and $123 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million. As of December 31, 2013, we had $67 million of short-term and $133 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value with both gross unrealized gains and gross unrealized losses of $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than 90 days are classified as cash equivalents and those with remaining maturities of less than one year are classified as short-term investments. Additionally, we have time deposits classified as restricted cash to fulfill the requirement of an aviation authority of a certain foreign country to protect against the potential non-delivery of travel services in that country. Of the total time deposit investments, $263 million and $283 million as of June 30, 2014 and December 31, 2013 related to balances held by our majority-owned subsidiaries.

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of June 30, 2014, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $892 million. We had a net forward liability of $12 million as of June 30, 2014 recorded in accrued expenses and other current liabilities and a net forward asset of $2 million as of December 31, 2013 recorded in prepaid expenses and other current assets. We recorded $8 million in net losses and $38 million in net gains from foreign currency forward contracts during the three months ended June 30, 2014 and 2013, and $16 million in net losses and $51 million in net gains for the six months ended June 30, 2014 and 2013.

Note 5 – Debt

The following table sets forth our outstanding debt:

	June 30, 2014	December 31, 2013
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,448	749,412

Long-term debt	$1,249,448	$1,249,412

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at June 30, 2014 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $750 million in registered senior unsecured notes outstanding at June 30, 2014 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

The 7.456% and 5.95% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated

Notes to Consolidated Financial Statements – (Continued)

obligations. For further information, see Note 12 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. Accrued interest related to the Notes was $31 million as of both June 30, 2014 and December 31, 2013.

The approximate fair value of the 7.456% Notes was $594 million and $587 million as of June 30, 2014 and December 31, 2013, and the approximate fair value of the 5.95% Notes was $848 million and $816 million as of June 30, 2014 and December 31, 2013. These fair values were based on quoted market prices in less active markets (“Level 2” on the fair value hierarchy).

Credit Facility

Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes, that expires in November 2017. As of June 30, 2014 and December 31, 2013, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 20 basis points as of June 30, 2014. The facility contains covenants including maximum leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of both June 30, 2014 and December 31, 2013, there was $19 million of outstanding stand-by LOCs issued under the facility.

Note 6 – Redeemable Noncontrolling Interests

We have noncontrolling interests in a majority owned entity, which is carried at fair market value as the noncontrolling interests contain certain rights, whereby we may acquire and the minority shareholders may sell to us the additional shares of the company.

A reconciliation of redeemable noncontrolling interests is as follows:

Six months ended June 30, 2014
(in thousands)
Balance, beginning of the period	$364,871
Net loss attributable to noncontrolling interests	(8,828)
Fair value adjustments	99,383
Currency translation adjustments and other	33,243

Balance, end of period	$488,669

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

Notes to Consolidated Financial Statements – (Continued)

Note 7 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Six months ended June 30, 2014:
February 5, 2014	$0.15	March 10, 2014	$19,602	March 27, 2014
April 30, 2014	0.15	May 30, 2014	19,231	June 19, 2014

Six months ended June 30, 2013:
February 5, 2013	$0.13	March 11, 2013	$17,983	March 28, 2013
April 24, 2013	0.13	May 30, 2013	17,638	June 19, 2013

In addition, on July 30, 2014, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.18 per share of outstanding common stock payable on September 17, 2014 to stockholders of record as of the close of business on August 27, 2014. Future declarations of dividends are subject to final determination by our Board of Directors.

Share Repurchases

In April 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchases. During the first half of 2014, we repurchased, through open market transactions, 4.7 million shares under this authorization for a total cost of $339 million, excluding transaction costs, representing an average repurchase price of $71.65 per share. As of June 30, 2014, 4.1 million shares remain authorized for repurchase under the 2012 authorization. Subsequent to the end of the second quarter of 2014, we repurchased an additional 0.3 million shares for a total cost of $24 million, excluding transaction costs, representing an average purchase price of $78.92 per share.

Notes to Consolidated Financial Statements – (Continued)

Note 8 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income (loss) attributable to Expedia, Inc.	$89,373	$71,500	$75,069	$(32,726)
Earnings (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.69	$0.52	$0.58	$(0.24)
Diluted	0.67	0.51	0.56	(0.24)
Weighted average number of shares outstanding:
Basic	129,538	136,351	130,046	135,998
Dilutive effect of:
Options to purchase common stock	4,030	4,594	4,235	—
Other dilutive securities	100	167	118	—

Diluted	133,668	141,112	134,399	135,998

Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and six months ended June 30, 2014, approximately 7 million of outstanding stock awards for both periods have been excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their effect would have been antidilutive. For the three and six months ended June 30, 2013, approximately 4 million and 18 million of outstanding stock awards have been excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their effect would have been antidilutive.

Note 9 – Income Taxes

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items. Our effective tax rate was 19.5% and 27.9% for the three months ended June 30, 2014 and 2013, and 24.2% and (39.3)% for the six months ended June 30, 2014 and 2013. The change in the effective rate for the three months ended June 30, 2014 compared to the same period in 2013 was due to the recording of a valuation allowance related to foreign deferred tax assets in 2013. For the six months ended June 30, 2013, we recorded $13 million of income tax expense to our pre-tax losses primarily as a result of non-deductible stock-based compensation recorded related to the trivago acquisition and non-deductible penalties included in the Hawaii pay-to-play assessments, disclosed below in Note 10 — Commitments and Contingencies.

The Company is routinely under audit by federal, state, local and foreign income tax authorities. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The statute of limitations for federal income taxes for the years 2001 through 2005, when Expedia filed as part of IAC/InterActiveCorp’s consolidated group, expired on July 1, 2014. As a result, previously unrecognized tax benefits, including interest, totaling $25.6 million will be recognized in the third quarter of 2014 in continuing operations.

Notes to Consolidated Financial Statements – (Continued)

The IRS is currently examining Expedia’s U.S. consolidated federal income tax returns for the periods ended December 31, 2009 through December 31, 2010.

Note 10 – Commitments and Contingencies

Exit Rights

In conjunction with our marketing agreement with Travelocity entered into in 2013, we have agreed to certain put/call rights whereby we may acquire or Sabre may sell to us certain assets relating to the Travelocity business. The put right held by Sabre may be exercised during the first 24 months of the arrangement only upon the occurrence of certain triggering events primarily related to the implementation of the solution, which are outside the control of Sabre. The occurrence of such events is not considered probable. After the 24 month period, the put right is only exercisable for a limited period of time in 2016 and 2017 at a discount to fair market value. The call right held by Expedia is exercisable at any time during the term of the arrangement, the value of which, if exercised, is not expected to exceed fair value.

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

Litigation Relating to Hotel Occupancy Taxes. Eighty-seven lawsuits have been filed by cities, counties and states involving hotel occupancy taxes. Thirty-four lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, thirty-seven of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-three dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $56 million as of June 30, 2014 and $46 million as of December 31, 2013. This reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to these settlement reserves are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

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

Notes to Consolidated Financial Statements – (Continued)

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

On December 9, 2013, the Department of Taxation issued final assessments for general excise taxes against the Expedia companies for non-commissioned travel agency services relating to rental cars totaling $29.2 million for the tax years 2000 through 2012. These assessments include a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated. The online travel companies appealed the assessments to the Hawaii tax court. On March 12, 2014, the online travel companies requested that the tax court stay consideration of these assessments pending the decision by the Hawaii Supreme Court relating to the Department of Taxation’s claimed right to taxes for non-commissioned travel agency services relating to hotel room reservations. On April 28, 2014, the tax court granted the online travel companies’ request that the court stay consideration of the Department of Taxation’s car rental assessments pending a decision by the Hawaii Supreme Court.

On July 18, 2014, the Department of Taxation issued final general excise tax assessments against the Expedia companies for non-commissioned travel agency services relating to hotel reservations and car rental for the tax year 2013. The Expedia companies have contested these assessments and requested additional information from the Department of Taxation regarding the basis for the amounts assessed.

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

San Francisco. During 2009, we paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco. The city of San Francisco subsequently issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, were contested by the Expedia companies on the basis that the court has already ruled that taxes are not due from the online travel companies and that binding precedent by the California Court of Appeals precludes the city’s claim for taxes. Although the city initially agreed, subject to documentation, that the additional assessments need not be paid and could be placed under a bond, it subsequently sought to collect the additional assessment against the Expedia companies. On May 14, 2014, the court heard oral argument on the Expedia companies’ contest of the prepayment requirement for the additional assessments and held that the Expedia companies were required to prepay in order to litigate the legality of the assessments. On May 26, 2014, the Expedia companies paid $25.5 million under protest in order to contest the additional assessments. The additional assessments were expensed during the second quarter of 2014.

Notes to Consolidated Financial Statements – (Continued)

Hawaii. As a pre-condition to appealing the tax court rulings in the Hawaii excise tax proceedings, the Expedia companies were required pay an amount equal to taxes, penalties and interest. During 2012, we expensed $110 million, and during 2013, we expensed an additional $64 million for amounts required or expected to be paid prior to appealing the tax court’s ruling. The total amount that the Expedia companies paid in 2013 was $171 million, which is comprised of $78 million in taxes, $41 million in penalties and $52 million in interest.

The ultimate resolution of these contingencies may be greater or less than the pay-to-play payments made and our estimates of additional assessments mentioned above in “Litigation Relating to Other Taxes.”

Other Jurisdictions. The city of Portland, Oregon and Multnomah County, Oregon are seeking to require online travel companies to pre-pay hotel occupancy taxes claimed to be due from the fourth quarter 2013 to the present due to the change in law by the Oregon legislature. Hotels.com is currently under audit by the State of Texas, which imposes a pay-to-play requirement to challenge an adverse audit result in court.

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

Notes to Consolidated Financial Statements – (Continued)

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

The following tables present our segment information for the three and six months ended June 30, 2014 and 2013. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended June 30, 2014
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$1,391,518	$103,114	$—	$1,494,632
Adjusted EBITDA	$341,794	$17,341	$(99,879)	$259,256
Depreciation	(32,939)	(4,501)	(28,118)	(65,558)
Amortization of intangible assets	—	—	(18,264)	(18,264)
Stock-based compensation	—	—	(21,014)	(21,014)
Legal reserves, occupancy tax and other	—	—	(31,416)	(31,416)
Realized loss on revenue hedges	6,216	—	—	6,216

Operating income (loss)	$315,071	$12,840	$(198,691)	129,220

Other expense, net				(22,615)

Income before income taxes				106,605
Provision for income taxes				(20,751)

Net income				85,854
Net loss attributable to noncontrolling interests				3,519

Net income attributable to Expedia, Inc.				$89,373

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2013
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$1,109,709	$95,308	$—	$1,205,017
Adjusted EBITDA	$264,853	$17,562	$(90,713)	$191,702
Depreciation	(25,507)	(3,335)	(22,297)	(51,139)
Amortization of intangible assets	—	—	(18,837)	(18,837)
Stock-based compensation	—	—	(16,086)	(16,086)
Legal reserves, occupancy tax and other	—	—	(6,246)	(6,246)
Realized gain on revenue hedges	(5,108)	—	—	(5,108)

Operating income (loss)	$234,238	$14,227	$(154,179)	94,286

Other expense, net				(6,863)

Income before income taxes				87,423
Provision for income taxes				(24,408)

Net income				63,015
Net loss attributable to noncontrolling interests				8,485

Net income attributable to Expedia, Inc.				$71,500

	Six months ended June 30, 2014
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$2,491,651	$203,352	$—	$2,695,003
Adjusted EBITDA	$523,280	$33,662	$(190,915)	$366,027
Depreciation	(63,452)	(9,156)	(55,084)	(127,692)
Amortization of intangible assets	—	—	(36,756)	(36,756)
Stock-based compensation	—	—	(45,835)	(45,835)
Legal reserves, occupancy tax and other	—	—	(34,955)	(34,955)
Realized loss on revenue hedges	5,433	—	—	5,433

Operating income (loss)	$465,261	$24,506	$(363,545)	126,222

Other expense, net				(39,102)

Income before income taxes				87,120
Provision for income taxes				(21,070)

Net income				66,050
Net loss attributable to noncontrolling interests				9,019

Net income attributable to Expedia, Inc.				$75,069

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2013
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$2,033,557	$183,827	$—	$2,217,384
Adjusted EBITDA	$442,951	$29,690	$(175,811)	$296,830
Depreciation	(48,568)	(7,032)	(44,405)	(100,005)
Amortization of intangible assets	—	—	(31,407)	(31,407)
Stock-based compensation	—	—	(91,164)	(91,164)
Legal reserves, occupancy tax and other	—	—	(67,804)	(67,804)
Acquisition-related and other	—	—	(9,829)	(9,829)
Realized gain on revenue hedges	(7,963)	—	—	(7,963)

Operating income (loss)	$386,420	$22,658	$(420,420)	(11,342)

Other expense, net				(20,506)

Loss before income taxes				(31,848)
Provision for income taxes				(12,505)

Net loss				(44,353)
Net loss attributable to noncontrolling interests				11,627

Net loss attributable to Expedia, Inc.				$(32,726)

Note 12 – Guarantor and Non-Guarantor Supplemental Financial Information

Condensed consolidating financial information of Expedia, Inc. (the “Parent”), our subsidiaries that are guarantors of our debt facility and instruments (the “Guarantor Subsidiaries”), and our subsidiaries that are not guarantors of our debt facility and instruments (the “Non-Guarantor Subsidiaries”) is shown below. The debt facility and instruments are guaranteed by certain of our wholly-owned domestic subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The guarantees are full, unconditional, and joint and several with the exception of certain customary automatic subsidiary release provisions. In this financial information, the Parent and Guarantor Subsidiaries account for investments in their wholly-owned subsidiaries using the equity method.

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

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended June 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,166,139	$358,318	$(29,825)	$1,494,632
Costs and expenses:
Cost of revenue	—	235,625	63,612	1,264	300,501
Selling and marketing	—	502,818	271,831	(31,033)	743,616
Technology and content	—	118,478	50,819	(222)	169,075
General and administrative	—	63,752	38,622	166	102,540
Amortization of intangible assets	—	455	17,809	—	18,264
Legal reserves, occupancy tax and other	—	31,416	—	—	31,416
Intercompany (income) expense, net	—	192,233	(192,233)	—	—

Operating income	—	21,362	107,858	—	129,220
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	102,419	92,650	—	(195,069)	—
Other, net	(20,692)	11,380	(13,303)	—	(22,615)

Total other income (expense), net	81,727	104,030	(13,303)	(195,069)	(22,615)

Income before income taxes	81,727	125,392	94,555	(195,069)	106,605
Provision for income taxes	7,646	(20,625)	(7,772)	—	(20,751)

Net income	89,373	104,767	86,783	(195,069)	85,854
Net loss attributable to noncontrolling interests	—	—	3,519	—	3,519

Net income attributable to Expedia, Inc.	$89,373	$104,767	$90,302	$(195,069)	$89,373

Comprehensive income attributable to Expedia, Inc.	$89,373	$104,834	$87,748	$(195,069)	$86,886

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended June 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$974,513	$242,095	$(11,591)	$1,205,017
Costs and expenses:
Cost of revenue	—	205,011	56,126	1,470	262,607
Selling and marketing	—	392,961	210,580	(13,073)	590,468
Technology and content	—	94,046	46,637	(1)	140,682
General and administrative	—	47,198	44,680	13	91,891
Amortization of intangible assets	—	1,168	17,669	—	18,837
Legal reserves, occupancy tax and other	—	6,246	—	—	6,246
Intercompany (income) expense, net	—	236,796	(236,796)	—	—

Operating income (loss)	—	(8,913)	103,199	—	94,286
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	84,609	79,229	—	(163,838)	—
Other, net	(20,797)	15,238	(1,304)	—	(6,863)

Total other income (expense), net	63,812	94,467	(1,304)	(163,838)	(6,863)

Income before income taxes	63,812	85,554	101,895	(163,838)	87,423
Provision for income taxes	7,688	(2,825)	(29,271)	—	(24,408)

Net income	71,500	82,729	72,624	(163,838)	63,015
Net loss attributable to noncontrolling interests	—	—	8,485	—	8,485

Net income attributable to Expedia, Inc.	$71,500	$82,729	$81,109	$(163,838)	$71,500

Comprehensive income attributable to Expedia, Inc.	$71,500	$81,568	$84,438	$(163,838)	$73,668

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Six months ended June 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,115,823	$634,795	$(55,615)	$2,695,003
Costs and expenses:
Cost of revenue	—	467,606	124,926	2,588	595,120
Selling and marketing	—	926,953	499,603	(58,241)	1,368,315
Technology and content	—	233,403	98,640	7	332,050
General and administrative	—	97,229	104,325	31	201,585
Amortization of intangible assets	—	937	35,819	—	36,756
Legal reserves, occupancy tax and other	—	34,955	—	—	34,955
Intercompany (income) expense, net	—	380,456	(380,456)	—	—

Operating income (loss)	—	(25,716)	151,938	—	126,222
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	101,153	132,436	—	(233,589)	—
Other, net	(41,371)	(24,879)	27,148	—	(39,102)

Total other income (expense), net	59,782	107,557	27,148	(233,589)	(39,102)

Income before income taxes	59,782	81,841	179,086	(233,589)	87,120
Provision for income taxes	15,287	24,102	(60,459)	—	(21,070)

Net income	75,069	105,943	118,627	(233,589)	66,050
Net loss attributable to noncontrolling interests	—	—	9,019	—	9,019

Net income attributable to Expedia, Inc.	$75,069	$105,943	$127,646	$(233,589)	$75,069

Comprehensive income attributable to Expedia, Inc.	$75,069	$106,250	$134,947	$(233,589)	$82,677

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Six months ended June 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,824,612	$409,230	$(16,458)	$2,217,384
Costs and expenses:
Cost of revenue	—	400,491	110,548	2,149	513,188
Selling and marketing	—	748,927	356,363	(18,667)	1,086,623
Technology and content	—	193,009	85,954	2	278,965
General and administrative	—	104,827	79,382	58	184,267
Amortization of intangible assets	—	2,481	28,926	—	31,407
Legal reserves, occupancy tax and other	—	67,804	—	—	67,804
Acquisition-related and other	—	—	66,472	—	66,472
Intercompany (income) expense, net	—	399,240	(399,240)	—	—

Operating income (loss)	—	(92,167)	80,825	—	(11,342)
Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	(8,666)	40,901	—	(32,235)	—
Other, net	(41,680)	18,205	2,969	—	(20,506)

Total other income (expense), net	(50,346)	59,106	2,969	(32,235)	(20,506)

Income (loss) before income taxes	(50,346)	(33,061)	83,794	(32,235)	(31,848)
Provision for income taxes	17,620	23,880	(54,005)	—	(12,505)

Net income (loss)	(32,726)	(9,181)	29,789	(32,235)	(44,353)
Net loss attributable to noncontrolling interests	—	—	11,627	—	11,627

Net income (loss) attributable to Expedia, Inc.	$(32,726)	$(9,181)	$41,416	$(32,235)	$(32,726)

Comprehensive income (loss) attributable to Expedia, Inc.	$(32,726)	$(10,558)	$26,157	$(32,235)	$(49,362)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$170,655	$4,507,866	$1,046,111	$(2,083,667)	$3,640,965
Investment in subsidiaries	4,642,857	1,500,425	—	(6,143,282)	—
Intangible assets, net	—	638,897	448,151	—	1,087,048
Goodwill	—	2,436,533	1,260,328	—	3,696,861
Other assets, net	3,707	554,521	251,727	—	809,955

TOTAL ASSETS	$4,817,219	$9,638,242	$3,006,317	$(8,226,949)	$9,234,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,576,896	$4,473,998	$890,650	$(2,083,667)	$4,857,877
Long-term debt	1,249,448	—	—	—	1,249,448
Other liabilities	—	503,867	632,762	—	1,136,629
Stockholders’ equity	1,990,875	4,660,377	1,482,905	(6,143,282)	1,990,875

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,817,219	$9,638,242	$3,006,317	$(8,226,949)	$9,234,829

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$155,368	$2,970,417	$986,293	$(1,892,791)	$2,219,287
Investment in subsidiaries	4,622,473	1,454,747	—	(6,077,220)	—
Intangible assets, net	—	639,834	471,207	—	1,111,041
Goodwill	—	2,436,533	1,227,141	—	3,663,674
Other assets, net	4,069	538,572	202,838	—	745,479

TOTAL ASSETS	$4,781,910	$8,040,103	$2,887,479	$(7,970,011)	$7,739,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,273,513	$2,970,916	$942,743	$(1,892,791)	$3,294,381
Long-term debt	1,249,412	—	—	—	1,249,412
Other liabilities	—	432,877	503,826	—	936,703
Stockholders’ equity	2,258,985	4,636,310	1,440,910	(6,077,220)	2,258,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,781,910	$8,040,103	$2,887,479	$(7,970,011)	$7,739,481

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$1,355,396	$109,546	$1,464,942

Investing activities:
Capital expenditures, including internal-use software and website development	—	(129,160)	(28,053)	(157,213)
Purchases of investments	—	(803,933)	(222,121)	(1,026,054)
Sales and maturities of investments	—	208,017	211,461	419,478
Other, net	—	(915)	(289)	(1,204)

Net cash used in investing activities	—	(725,991)	(39,002)	(764,993)

Financing activities:
Purchases of treasury stock	(339,020)	—	—	(339,020)
Transfers (to) from related parties	297,963	(217,796)	(80,167)	—
Other, net	41,057	2,422	(69)	43,410

Net cash used in financing activities	—	(215,374)	(80,236)	(295,610)

Effect of exchange rate changes on cash and cash equivalents	—	7,628	820	8,448

Net increase (decrease) in cash and cash equivalents	—	421,659	(8,872)	412,787
Cash and cash equivalents at beginning of period	—	606,683	414,350	1,021,033

Cash and cash equivalents at end of period	$—	$1,028,342	$405,478	$1,433,820

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$1,179,852	$19,756	$1,199,608

Investing activities:
Capital expenditures, including internal-use software and website development	—	(117,537)	(40,303)	(157,840)
Purchases of investments	—	(919,107)	(210,682)	(1,129,789)
Sales and maturities of investments	—	554,098	218,719	772,817
Acquisitions, net of cash acquired	—	—	(540,489)	(540,489)
Other, net	—	24,189	(43)	24,146

Net cash used in investing activities	—	(458,357)	(572,798)	(1,031,155)

Financing activities:
Purchases of treasury stock	(134,238)	—	—	(134,238)
Proceeds from issuance of treasury stock	25,273	—	—	25,273
Transfers (to) from related parties	83,521	(704,542)	621,021	—
Other, net	25,444	(7,595)	1,084	18,933

Net cash provided by (used in) financing activities	—	(712,137)	622,105	(90,032)

Effect of exchange rate changes on cash and cash equivalents	—	(47,685)	(12,080)	(59,765)

Net increase (decrease) in cash and cash equivalents	—	(38,327)	56,983	18,656
Cash and cash equivalents at beginning of period	—	1,007,156	286,005	1,293,161

Cash and cash equivalents at end of period	$—	$968,829	$342,988	$1,311,817

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

Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.com™, Expedia Affiliate Network (“EAN”), Classic Vacations, Expedia Local Expert™, Expedia® CruiseShipCenters®, Egencia ™, eLong™, Venere Net SpA (“Venere”) and trivago GmbH (“trivago”), a leading hotel metasearch company based in Germany acquired during the first quarter of 2013. In addition, many of these brands have related international points of sale. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2013, approximately 61% of U.S. leisure, unmanaged and corporate travel expenditures occur online, compared with approximately 50% of European travel. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions are lagging behind that of Europe, and are estimated to be approximately 27% and 21%, respectively. These penetration rates have increased over the past few years, and are expected to continue growing. This significant growth attracted many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (which Priceline.com acquired in May 2013), trivago.com (in which Expedia acquired a majority ownership interest in March 2013) as well as TripAdvisor (completed its conversion to a metasearch site in June 2013), introduced differentiated features, pricing and content compared with the legacy online travel agency companies. In addition, many metasearch companies adopted or intend to adopt various forms of direct or assisted-booking tools the impact of which is currently uncertain. Online travel agencies, including Expedia, may participate in these new tools. Finally, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations, licensing deals and proposed and actual acquisitions by companies such as Google and Microsoft.

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

Hotel

We generate the majority of our revenue through the marketing and distribution of hotel rooms (stand-alone and package bookings). Although, our relationships with our hotel supply partners have remained broadly stable in the past few years, as part of the global rollout of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, which has begun to negatively impact the margin of revenue we earn per booking. In addition, as we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced and expect to continue to reduce our economics in various geographies based on local market conditions. Lastly, we have seen a higher mix of our room night growth coming from markets such as China, where our hotel margins are lower and we have implemented new customer loyalty and discount programs. Based on these dynamics, our average revenue per room night has declined each quarter in 2012, 2013 and for the first two quarters of 2014 and we expect it to remain under pressure in the future. All of these impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth.

Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in average daily rates (“ADRs”) has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry have generally increased in a gradually improving overall travel environment. Currently occupancy rates are near 2007 peaks and there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help hoteliers with their objective of continuing to grow ADRs and tends to lead to pressure in our negotiations and terms with hoteliers. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. We have had success adding supply to our marketplace with nearly 325,000 properties on our global websites, including eLong, as of June 30, 2014. In addition, our room night growth has been healthy, with room nights growing 27% in 2012, 23% in 2013 and 26% in the first half of 2014. ADRs for rooms booked on Expedia sites declined 2% in 2012, were essentially flat in 2013 and increased 2% in the first half of 2014.

Air

The airline sector in particular has historically experienced significant turmoil. In recent years, there has been increased air carrier consolidation, generally resulting in lower overall capacity and higher fares. In addition, air carriers have made significant efforts to keep seat capacity relatively low in order to ensure that demand for seats remains high and that flights are as full as possible. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Ticket prices on Expedia sites increased 2% in the first half of 2014 and increased 1% and 4% in 2013 and 2012, respectively. We encountered pressure on air remuneration as air carriers combined and as certain supply agreements renewed, and as air carriers and GDS intermediaries re-negotiated their long-term agreements. In addition, some U.S. air carriers introduced various incentives for customers to book directly with the carrier versus via online travel agencies. Examples of these incentives include lower fees, advance seat assignments and greater earning potential for frequent flier miles.

Air ticket volumes grew by 29% in the first half of 2014 primarily due to volume driven by Brand Expedia’s agreement with Travelocity along with ongoing improvements for the Brand Expedia sites themselves. Air volumes improved 9% in 2013 and 7% in 2012 largely due to strong growth in corporate ticket volumes at Egencia. From a product perspective in the first half of 2014, 69% of our revenue came from transactions involving the booking of hotel reservations, with 9% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the products we distribute and represents our best overall growth opportunity.

Advertising & Media

Our advertising and media business is principally driven by revenue generated by trivago, as a leading hotel metasearch site, in addition to Expedia Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first half of 2014, we generated a total of $222 million of advertising and media revenue representing 8% of total revenue, up substantially from $126 million in the first half of 2013.

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

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, which is the second largest online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Southern Europe. Egencia, our corporate travel business, operates in more than 60 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. We also partner in a 50/50 joint venture with AirAsia — a low cost carrier serving the Asia-Pacific region — to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. In the first half of 2014, approximately 40% of our worldwide gross bookings and 47% of worldwide revenue were international points of sale compared to just 22% for both worldwide gross bookings and revenue in 2005. We have a stated goal of driving more than half of our revenue through international points of sale.

During March 2013, we completed our majority acquisition of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is already one of the best known travel brands in Europe. trivago continues to operate independently, and plans to rapidly grow revenue through global expansion, including aggressive expansion into the United States and Canada.

During June 2014, we entered into a definitive agreement to acquire Auto Escape Group, one of Europe’s leading online car rental reservation companies, which transaction closed on July 29, 2014 following receipt of regulatory approval. Upon closing, Auto Escape Group joined with the CarRentals.com brand, allowing it to expand internationally to provide our customers more choices across the globe and help our supply partners expand their marketing reach.

During July 2014, we entered into an agreement to acquire Wotif.com Holdings Limited (“Wotif Group”), an Australian online travel company. Wotif Group will add to our collection of travel’s most trusted brands and enhance our supply in the Asia-Pacific region, while allowing Expedia to expose the Wotif Group to our world-class technology and its customers to our extensive global supply.

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

Recent developments include:

•	Denver, Colorado Litigation. The Colorado Court of Appeals held that the online travel companies are not liable for hotel occupancy taxes.

•	Puerto Rico Litigation. The Puerto Rico Tourism Company has filed a lawsuit against the online travel companies for hotel occupancy taxes.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $56 million as of June 30, 2014, which includes amounts expected to be paid in connection with the developments described above, and $46 million as of December 31, 2013.

Certain jurisdictions, including the states of New York, North Carolina, Minnesota and Oregon, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to a number of jurisdictions, including to the state of New York, South Carolina, Minnesota, the District of Columbia, the city of New York, as well as certain county and local jurisdictions.

Hawaii Tax Court Litigation (General Excise Tax). On January 31, 2011, the online travel companies received final notices from the Hawaii Department of Taxation of assessment for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The companies appealed these assessments. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest on both the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because general excise taxes on the hotel room had already been paid for all of the years at issue. The online travel companies have appealed the tax court ruling. The Hawaii Supreme Court has accepted review and set October 2, 2014 as the date for oral argument.

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

On December 9, 2013, the Department of Taxation issued final assessments for general excise taxes against the Expedia companies for non-commissioned travel agency services relating to rental cars totaling $29.2 million for the tax years 2000 through 2012. These assessments include a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated. The online travel companies appealed the assessments to the Hawaii tax court. On March 12, 2014, the online travel companies requested that the tax court stay consideration of these assessments pending the decision by the Hawaii Supreme Court relating to the Department of Taxation’s claimed right to taxes for non-commissioned travel agency services relating to hotel room reservations. On April 28, 2014, the tax court granted the online travel companies’ request that the court stay consideration of the Department of Taxation’s car rental assessments pending a decision by the Hawaii Supreme Court.

On July 18, 2014, the Department of Taxation issued final general excise tax assessments against the Expedia companies for non-commissioned travel agency services relating to hotel reservations and car rental for the tax year 2013. The Expedia companies have contested these assessments and requested additional information from the Department of Taxation regarding the basis for the amounts assessed.

Pay-to-Play

Certain jurisdictions may require us to pay tax assessments prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously.

San Francisco. During 2009, we paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco. The city of San Francisco subsequently issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, were contested by the Expedia companies on the basis that the court has already ruled that taxes are not due from the online travel companies and that binding precedent by the California Court of Appeals precludes the city’s claim for taxes. Although the city initially agreed, subject to documentation, that the additional assessments need not be paid and could be placed under a bond, it subsequently sought to collect the additional assessment against the Expedia companies. On May 14, 2014, the court heard oral argument on the Expedia companies’ contest of the prepayment requirement for the additional assessments and held that the Expedia companies were required to prepay in order to litigate the legality of the assessments. On May 26, 2014, the Expedia companies paid $25.5 million under protest in order to contest the additional assessments. The additional assessments were expensed during the second quarter of 2014.

Hawaii. As a pre-condition to appealing the tax court rulings in the Hawaii excise tax proceedings, the Expedia companies were required pay an amount equal to taxes, penalties and interest. During 2012, we expensed $110 million, and during 2013, we expensed an additional $64 million for amounts required or expected to be paid prior to appealing the tax court’s ruling. The total amount paid by the Expedia companies in 2013 was $171 million, which was comprised of $78 million in taxes, $41 million in penalties and $52 million in interest. The ultimate resolution of these contingencies may be greater or less than the pay-to-play payments made and our estimates of additional assessments mentioned above in “Hawaii Tax Court Litigation (General Excise Tax).”

Other Jurisdictions. The city of Portland, Oregon and Multnomah County, Oregon are seeking to require online travel companies to pre-pay hotel occupancy taxes claimed to be due from the fourth quarter 2013 to the present due to the change in law by the Oregon legislature. Hotels.com is currently under audit by the state of Texas, which imposes a pay-to-play requirement to challenge an adverse audit result in court.

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

Gross Bookings and Revenue Margin

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2014	2013		2014	2013
	($ in millions)			($ in millions)
Gross Bookings
Leisure	$11,718	$8,933	31%	$23,032	$17,598	31%
Egencia	1,328	1,188	12%	2,638	2,304	14%

Total gross bookings	$13,046	$10,121	29%	$25,670	$19,902	29%

Revenue Margin
Leisure	11.9%	12.4%		10.8%	11.6%
Egencia	7.8%	8.0%		7.7%	8.0%
Total revenue margin	11.5%	11.9%		10.5%	11.1%

The increase in worldwide gross bookings for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was primarily driven by strong hotel room night and air ticket growth. Room night growth was driven by Brand Expedia including the Travelocity-branded websites, Hotels.com and eLong. Air ticket growth was driven by Brand Expedia including the Travelocity-branded websites.

The decrease in revenue margin for the three months ended June 30, 2014, as compared to the same period in 2013, was primarily due to lower revenue per room and the inclusion of the Travelocity-branded websites, partially offset by the favorable timing impact of merchant hotel stays mainly due to Easter shifting from the first quarter of 2013 to the second quarter of 2014. The decrease in revenue margin for the six months ended June 30, 2014, as compared to the same period in 2013, was primarily due to lower revenue per room and the inclusion of the Travelocity-branded websites, partially offset by mix shift to higher margin products, including advertising and media revenue. The increase in revenue margin related to advertising and media revenue is primarily due to the 2013 acquisition of trivago, a metasearch company, which does not have associated gross bookings. However trivago is included in revenue used to calculate revenue margin.

Results of Operations

Revenue

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2014	2013		2014	2013
	($ in millions)			($ in millions)
Revenue by Segment
Leisure	$1,392	$1,110	25%	$2,492	$2,033	23%
Egencia	103	95	8%	203	184	11%

Total revenue	$1,495	$1,205	24%	$2,695	$2,217	22%

Revenue increased for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to growth in hotel, advertising and media as well as air ticket revenue. For the six months ended June 30, 2014, trivago added approximately 2% of inorganic revenue growth.

Worldwide hotel revenue increased 23% and 18% for the three and six months ended June 30, 2014, compared to the same periods in 2013. The increases were primarily due to a 28% and 26% increase in room nights stayed driven by Brand Expedia including the Travelocity-branded websites and Hotels.com, partially offset by a 4% and 6% decrease in revenue per room night. Revenue per room night decreased primarily due to efforts to expand the size and availability of the global hotel supply portfolio, including contracts signed as part of the ETP program, and promotional activities such as growing loyalty programs and couponing. This decline was partially offset by a 2% increase in ADRs for both the three and six months ended June 30, 2014, compared to the same periods in 2013.

Worldwide air revenue increased 22% and 25% for the three and six months ended June 30, 2014, compared to the same periods in 2013, due to a 28% and 29% increase in air tickets sold, partially offset by a 5% and 3% decrease in revenue per air ticket.

The remaining worldwide revenue, other than hotel and air discussed above, increased by 28% and 32% for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to strong growth in advertising and media revenue and to a lesser extent a growth in our travel insurance and car rental products.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2014	2013		2014	2013
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$975	$855	14%	$1,747	$1,588	10%
Agency	397	270	47%	726	503	44%
Advertising and media	123	80	54%	222	126	77%

Total revenue	$1,495	$1,205	24%	$2,695	$2,217	22%

Merchant revenue increased for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.

Agency revenue increased for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to the growth in agency hotel and air.

Advertising and media revenue increased for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to continued strong growth in trivago and Expedia Media Solutions.

Cost of Revenue

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2014	2013		2014	2013
	($ in millions)			($ in millions)
Customer operations	$138	$126	10%	$269	$248	8%
Credit card processing	108	89	21%	221	170	30%
Data center and other	55	48	14%	105	95	11%

Total cost of revenue	$301	$263	14%	$595	$513	16%

% of revenue	20.1%	21.8%		22.1%	23.1%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, supplier operations, destination supply, and stock-based compensation.

During the three and six months ended June 30, 2014, the increase in cost of revenue expense as compared to the same periods in 2013 was driven by $19 million and $51 million of higher net credit card processing costs, including fraud and charge backs, related to growth of our merchant bookings as well as $12 million and $21 million increases in customer operations expenses primarily due to an increase in transaction costs and volumes period over period.

Selling and Marketing

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2014	2013		2014	2013
	($ in millions)			($ in millions)
Direct costs	$607	$470	29%	$1,101	$851	29%
Indirect costs	137	120	14%	267	236	13%

Total selling and marketing	$744	$590	26%	$1,368	$1,087	26%

% of revenue	49.8%	49.0%		50.8%	49.0%

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

Selling and marketing expenses increased $154 million and $281 million during the three and six months ended June 30, 2014, compared to the same periods in 2013, driven by increases of $137 million and $250 million of direct costs, including online and offline marketing expenses. Brand Expedia, including commissions related to the Travelocity agreement, and trivago accounted for the majority of the total direct cost increase. In addition, higher personnel expenses of $17 million and $31 million also contributed to the increase and were driven by the additional personnel. The trivago acquisition added approximately 4% of inorganic growth to year-on-year selling and marketing expense growth during the six months ended June 30, 2014.

Technology and Content

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2014	2013		2014	2013
	($ in millions)			($ in millions)
Personnel and overhead	$91	$80	14%	$179	$160	12%
Depreciation and amortization of technology assets	54	39	36%	104	76	36%
Other	24	22	14%	49	43	15%

Total technology and content	$169	$141	20%	$332	$279	19%

% of revenue	11.3%	11.7%		12.3%	12.6%

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

Technology and content expense increased $28 million and $53 million during the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to increased depreciation and amortization of technology assets of $15 million and $28 million as well as increased personnel and overhead costs of $11 million and $19 million for additional personnel to support key technology projects for our corporate technology function, supply organization and Brand Expedia.

General and Administrative

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2014	2013		2014	2013
	($ in millions)			($ in millions)
Personnel and overhead	$70	$61	15%	$135	$123	10%
Professional fees and other	33	31	5%	67	61	9%

Total general and administrative	$103	$92	12%	$202	$184	9%

% of revenue	6.9%	7.6%		7.5%	8.3%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

General and administrative expense increased $11 million and $18 million during the three and six months ended June 30, 2014, compared to the same periods in 2013, due primarily to personnel and overhead expense increases of $9 million and $12 million, of which additional headcount costs drove the majority of the total increase. In addition, professional fees and other increased $2 million and $6 million during the three and six months ended June 30, 2014, compared to the same periods in 2013, driven in large part by higher stock-based compensation of $3 million and $8 million, which was partially offset by lower legal fees.

Amortization of Intangible Assets

	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$18	$19	(3%)	$37	$31	17%
% of revenue	1.2%	1.6%		1.4%	1.4%

Amortization of intangible assets was consistent for the three months ended June 30, 2014, compared to the same period in 2013. Amortization of intangible assets increased $6 million during the six months ended June 30, 2014, compared to the same period in 2013, primarily due to amortization related to the acquisition of trivago in March 2013.

Legal Reserves, Occupancy Tax and Other

Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.

Legal reserves, occupancy tax and other were $31 million and $6 million for the three months ended June 30, 2014 and 2013, and $35 million and $68 million for the six months ended June 30, 2014 and 2013. During the three months ended June 30, 2014, we recognized approximately $25.5 million related to monies paid in advance of litigation in the San Francisco occupancy tax proceedings. During the six months ended June 30, 2013, we recognized approximately $60 million for amounts expected to be paid in advance of litigation related to penalties and interest in connection with Hawaii’s general excise tax litigation.

Acquisition-related and other

During the first quarter of 2013, we recorded approximately $57 million of stock-based compensation to acquisition-related and other expense in connection with the trivago acquisition as well as $10 million related to the upfront consideration paid to settle a portion of an employee compensation plan of trivago.

Operating Income (Loss)

	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)			($ in millions)
Operating income (loss)	$129	$94	37%	$126	$(11)	NM
% of revenue	8.6%	7.8%		4.7%	(0.5%)

Operating income increased for the three months ended June 30, 2014, compared to the same period in 2013, primarily due to a growth in revenue, partially offset by charges related to the San Francisco occupancy tax proceedings in the current quarter.

Operating income (loss) changed from a loss of $11 million for the six months ended June 30, 2013 to income of $126 million for the six months ended June 30, 2014 due to prior period charges related to the Hawaii general excise tax litigation and acquisition-related and other expenses as well as revenue growth in excess of operating expenses in the current period, partially offset by charges related to the San Francisco occupancy tax proceedings in the current period.

Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)			($ in millions)
Interest income	$7	$7	(5%)	$13	$13	(4%)
Interest expense	(22)	(22)	3%	(44)	(43)	2%

Interest income and interest expense was consistent for the three and six months ended June 30, 2014, compared to the same periods in 2013.

Other, Net

Other, net changed from income of $7 million for the three months ended June 30, 2013 to a loss of $7 million for the three months ended June 30, 2014. Other, net changed from income of $10 million for the six months ended June 30, 2013 to a loss of $8 million for the six months ended June 30, 2014. Losses for the three months and six months ended June 30, 2014 were primarily related to foreign exchange. Gains for the three months and six months ended June 30, 2013 were primarily related to foreign exchange.

Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$21	$24	(15%)	$21	$13	68%
Effective tax rate	19.5%	27.9%		24.2%	(39.3%)

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items.

Our effective tax rate was 19.5% and 27.9% for the three months ended June 30, 2014 and 2013, and 24.2% and (39.3)% for the six months ended June 30, 2014 and 2013. The change in the effective rate for the three months ended June 30, 2014 compared to the same period in 2013 was due to the recording of a valuation allowance related to foreign deferred tax assets in 2013. For the six months ended June 30, 2013, we recorded $13 million of income tax expense to our pre-tax losses primarily as a result of non-deductible stock-based compensation recorded related to the trivago acquisition and non-deductible penalties included in the Hawaii pay-to-play assessments.

In addition to the above factors, our effective tax rate for all periods was lower than the 35% federal statutory rate also due to earnings in foreign jurisdictions outside of the United States, predominately Switzerland, where our statutory income tax rate is lower.

The statute of limitations for federal income taxes for the years 2001 through 2005, when Expedia filed as part of IAC/InterActiveCorp’s consolidated group, expired on July 1, 2014. As a result, previously unrecognized tax benefits, including interest, totaling $25.6 million will be recognized in the third quarter of 2014 in continuing operations.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $2.4 billion and $1.3 billion at June 30, 2014 and December 31, 2013, including $353 million and $360 million of cash and short-term investment balances held in wholly-owned foreign subsidiaries, which includes $180 million and $226 million related to earnings indefinitely invested outside the United States, as well as $301 million and $319 million of majority-owned subsidiaries, which is also indefinitely invested outside the United States; and our $1 billion revolving credit facility, which expires in November 2017. As of June 30, 2014, $981 million was available under the facility representing the total $1 billion facility less $19 million of outstanding letters of credit. The revolving credit facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points, and the commitment fee on undrawn amounts at 20 basis points as of June 30, 2014.

Our credit ratings are periodically reviewed by rating agencies. As of June 30, 2014, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable,” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.

As of June 30, 2014, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which as of June 30, 2014 was comprised of $500 million in registered senior unsecured notes due in August 2018 that bear interest at 7.456% and $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%.

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

As of June 30, 2014 and December 31, 2013, we had a deficit in our working capital of $1.2 billion and $1.1 billion.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Our capital expenditures for 2014 are expected to be broadly in line to slightly above 2013 spending levels.

Our cash flows are as follows:

	Six months ended June 30,
	2014	2013	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$1,465	$1,200	$265
Investing activities	(765)	(1,031)	266
Financing activities	(296)	(90)	(206)

Effect of foreign exchange rate changes on cash and cash equivalents	8	(60)	68

For the six months ended June 30, 2014, net cash provided by operating activities increased by $265 million primarily due to lower pay-to-play tax assessment payments in the current period as well as higher operating income after adjusting for the impacts of depreciation and amortization as well as increased benefits from working capital changes.

For the six months ended June 30, 2014, cash used in investing activities decreased by $266 million primarily due to a decrease of cash used for acquisitions of $540 million, partially offset by an increase in net purchases of investments of $250 million.

For the six months ended June 30, 2014, cash used in financing activities primarily included cash paid to acquire shares of $339 million, including the repurchased shares under the 2012 authorization discussed below, and $39 million cash dividend payment, partially offset by $53 million of proceeds from the exercise of options and employee stock purchase plans. For the six months ended June 30, 2013, cash used in financing activities primarily included cash paid to acquire shares of $134 million, including the repurchased shares under the 2012 authorization discussed below, and $36 million cash dividend payment, partially offset by $60 million of proceeds from the exercise of options and the issuance of treasury stock.

In 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. During the six months ended June 30, 2014 and 2013, we repurchased, through open market transactions, 4.7 million shares and 2.0 million shares under this authorization for a total cost of $339 million and $127 million, excluding transaction costs. As of June 30, 2014, 4.1 million shares remain authorized for repurchase under the 2012 authorization with no fixed termination date for the repurchases. Subsequent to the end of the second quarter of 2014, we repurchased an additional 0.3 million shares for a total cost of $24 million, excluding transaction costs.

In the first half of 2014 and 2013, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Six months ended June 30, 2014:
February 5, 2014	$0.15	March 10, 2014	$19,602	March 27, 2014
April 30, 2014	0.15	May 30, 2014	19,231	June 19, 2014

Six months ended June 30, 2013:
February 5, 2013	$0.13	March 11, 2013	$17,983	March 28, 2013
April 24, 2013	0.13	May 30, 2013	17,638	June 19, 2013

In addition, on July 30, 2014, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.18 per share of outstanding common stock payable on September 17, 2014 to stockholders of record as of the close of business on August 27, 2014. Future declarations of dividends are subject to final determination of our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency for the six months ended June 30, 2014, compared to the same period in 2013, showed a net change of $68 million reflecting appreciations in foreign currencies in the current year period compared to depreciations in foreign currencies in the prior year period.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2013. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of June 30, 2014 or December 31, 2013.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material changes in our market risk during the three and six months ended June 30, 2014. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. The following are developments regarding such legal proceedings:

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

State of Montana Litigation. On May 5, 2014, the State of Montana filed a notice of appeal from the trial court’s ruling that online travel companies are not liable for state sales or lodging facility use taxes.

State of New Hampshire Litigation. On June 30, 2014, the court granted in part and denied in part the online travel companies’ motion to dismiss.

In addition, the following new case has been filed:

Puerto Rico Litigation. On April 17, 2014, the Puerto Rico Tourism Company filed a lawsuit in federal district court against a number of online travel companies, including Expedia, Hotels.com and Hotwire. Puerto Rico Tourism Company v. Priceline.com, Incorporated, et al., Case No. 14-cv-01318 (D. Puerto Rico). The complaint alleges claims for declaratory judgment, injunctive relief, violations of the Room Tax laws, statutory negligence and fault, unjust enrichment, conversion, assumpsit for money had and received, and imposition of a constructive trust. On June 20, 2014, the defendant online travel companies filed a partial motion to dismiss the plaintiff’s common law claims for the recovery of taxes.

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes, which are listed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

The Company believes that the hotel occupancy tax claims discussed above lack merit and will continue to defend vigorously against them.

Actions Filed by Expedia

State of Oregon Litigation. On July 15, 2014, the State of Oregon filed a motion for summary judgment on the online travel companies’ claims.

Hawaii Tax Court Litigation (Transient Accommodations Tax). The Hawaii Supreme Court has set October 2, 2014 as the date for oral argument on the Hawaii Department of Taxation’s pending appeal.

City of Portland Litigation. On April 28, 2014, the online travel companies filed a motion for partial summary judgment. On July 29, 2014, the court granted in part and denied in part the online travel companies’ motion for summary judgment. Claims for hotel taxes under the Portland ordinance will proceed to trial. A trial date has not been set. The city’s common law claims have been dismissed.

Denver, Colorado Litigation. On July 3, 2014, the Colorado Court of Appeals held that the online travel companies are not liable for hotel occupancy taxes.

Other Tax Litigation

Hawaii Tax Court Litigation (General Excise Tax). The Hawaii Supreme Court has set October 2, 2014 as the date for oral argument on the online travel companies’ pending appeal. On July 18, 2014, the Department of Taxation issued final general excise tax assessments against the Expedia companies for taxes claimed due for non-commissioned hotel reservations and car rental in tax year 2013. The online travel companies have contested the assessments and requested additional information from the Department of Taxation regarding the basis for the amounts assessed.

Part II. Item 1. Legal Proceedings

Non-Tax Litigation and Other Legal Proceedings

Consumer Case against Hotwire. Plaintiffs have filed a request for interlocutory appeal of the trial court’s ruling granting the motions to dismiss filed in the Miller and Frank putative class actions.

Derivative Litigation

Friedman v. Expedia, Inc. On July 15, 2014, the court granted defendants’ motion to dismiss and dismissed the lawsuit with prejudice.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

During 2012, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. A summary of the repurchase activity for the second quarter of 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, except per share data)
April 1-30, 2014	—	$—	—	7,119
May 1-31, 2014	2,120	69.78	2,120	4,999
June 1-30, 2014	918	75.12	918	4,081

Total	3,038	$71.40	3,038

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

10.1*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

July 31, 2014	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer