Form 10-Q
period 2014-09-30
Expedia, Inc.
filed 2014-10-31
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

The number of shares outstanding of each of the registrant’s classes of common stock as of October 17, 2014 was:

Common stock, $0.0001 par value per share	113,747,967 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended September 30, 2014

Part I. Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$1,712,504	$1,401,860	$4,407,507	$3,619,244
Costs and expenses:
Cost of revenue (1)	299,708	276,318	894,828	789,506
Selling and marketing (1)	815,800	625,296	2,184,115	1,711,919
Technology and content (1)	172,754	143,816	504,804	422,781
General and administrative (1)	104,999	92,351	306,584	276,618
Amortization of intangible assets	18,519	18,514	55,275	49,921
Legal reserves, occupancy tax and other	3,888	6,874	38,843	74,678
Acquisition-related and other (1)	—	—	—	66,472

Operating income	296,836	238,691	423,058	227,349
Other income (expense):
Interest income	8,075	6,642	20,756	19,837
Interest expense	(25,558)	(21,966)	(69,683)	(65,343)
Other, net	10,172	(11,287)	2,514	(1,611)

Total other expense, net	(7,311)	(26,611)	(46,413)	(47,117)

Income before income taxes	289,525	212,080	376,645	180,232
Provision for income taxes	(38,904)	(45,356)	(59,974)	(57,861)

Net income	250,621	166,724	316,671	122,371
Net loss attributable to noncontrolling interests	6,438	4,135	15,457	15,762

Net income attributable to Expedia, Inc.	$257,059	$170,859	$332,128	$138,133

Earnings per share attributable to Expedia, Inc.
available to common stockholders:
Basic	$2.01	$1.25	$2.57	$1.01
Diluted	1.94	1.22	2.48	0.98
Shares used in computing earnings per share:
Basic	127,911	136,380	129,326	136,381
Diluted	132,274	140,451	133,683	141,202
Dividends declared per common share	$0.18	$0.15	$0.48	$0.41

(1) Includes stock-based compensation as follows:
Cost of revenue	$1,045	$887	$3,190	$2,712
Selling and marketing	3,643	3,943	13,798	11,857
Technology and content	7,374	5,372	17,892	15,459
General and administrative	10,242	7,837	33,259	22,532
Acquisition-related and other	—	—	—	56,643

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$250,621	$166,724	$316,671	$122,371
Other comprehensive income (loss), net of tax
Currency translation adjustments	(77,800)	25,874	(57,663)	12,843
Unrealized gains (losses) on available for sale securities, net of taxes (1)	(356)	349	(44)	(1,224)

Other comprehensive income (loss), net of tax	(78,156)	26,223	(57,707)	11,619

Comprehensive income	172,465	192,947	258,964	133,990
Less: Comprehensive income (loss) attributable to noncontrolling interests	(27,754)	(3,715)	(23,932)	(13,310)

Comprehensive income attributable to Expedia, Inc.	$200,219	$196,662	$282,896	$147,300

(1)	Net gains (losses) recognized and reclassified during the three and nine months ended September 30, 2014 and 2013 were immaterial.

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,252,748	$1,021,033
Restricted cash and cash equivalents	31,794	26,042
Short-term investments	396,041	325,510
Accounts receivable, net of allowance of $13,430 and $11,555	887,436	614,735
Deferred income taxes	97,541	66,130
Income taxes receivable	19,545	64,296
Prepaid expenses and other current assets	151,713	101,541

Total current assets	3,836,818	2,219,287
Property and equipment, net	525,053	480,702
Long-term investments and other assets	298,396	250,626
Deferred income taxes	18,196	14,151
Intangible assets, net	1,076,780	1,111,041
Goodwill	3,669,745	3,663,674

TOTAL ASSETS	$9,424,988	$7,739,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,272,709	$1,044,259
Accounts payable, other	425,310	261,288
Deferred merchant bookings	2,086,886	1,350,319
Deferred revenue	56,234	39,746
Income taxes payable	31,037	61,874
Accrued expenses and other current liabilities	669,531	536,895

Total current liabilities	4,541,707	3,294,381
Long-term debt	1,746,712	1,249,412
Deferred income taxes	446,922	433,532
Other long-term liabilities	167,325	138,300
Commitments and contingencies
Redeemable noncontrolling interests	520,443	364,871
Stockholders’ equity:
Common stock $.0001 par value	20	19
Authorized shares: 1,600,000
Shares issued: 195,674 and 192,562
Shares outstanding: 113,729 and 116,886
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	5,818,942	5,802,140
Treasury stock — Common stock, at cost	(3,934,942)	(3,465,675)
Shares: 81,945 and 75,676
Retained earnings (deficit)	31,802	(209,218)
Accumulated other comprehensive income (loss)	(31,035)	18,197

Total Expedia, Inc. stockholders’ equity	1,884,788	2,145,464
Non-redeemable noncontrolling interest	117,091	113,521

Total stockholders’ equity	2,001,879	2,258,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,424,988	$7,739,481

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities:
Net income	$316,671	$122,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	195,161	152,970
Amortization of stock-based compensation	68,139	109,203
Amortization of intangible assets	55,275	49,921
Deferred income taxes	(27,371)	2,863
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	44,484	53,199
Realized (gain) loss on foreign currency forwards	11,267	(40,228)
Other	4,919	8,772
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(277,056)	(210,118)
Prepaid expenses and other current assets	(55,810)	(14,226)
Accounts payable, merchant	226,362	257,016
Accounts payable, other, accrued expenses and other current liabilities	289,525	(49,299)
Taxes payable/receivable, net	3,704	(31,745)
Deferred merchant bookings	694,830	547,988
Deferred revenue	16,702	16,728

Net cash provided by operating activities from continuing operations	1,566,802	975,415

Investing activities:
Capital expenditures, including internal-use software and website development	(239,678)	(235,416)
Purchases of investments	(1,044,665)	(1,139,157)
Sales and maturities of investments	957,347	1,338,062
Acquisitions, net of cash acquired	(25,177)	(540,489)
Net settlement of foreign currency forwards	(11,267)	40,228
Other, net	2,188	(177)

Net cash used in investing activities from continuing operations	(361,252)	(536,949)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	493,630	—
Purchases of treasury stock	(469,267)	(355,689)
Proceeds from issuance of treasury stock	—	25,273
Payment of dividends to stockholders	(61,777)	(56,080)
Proceeds from exercise of equity awards and employee stock purchase plan	79,490	42,693
Excess tax benefit on equity awards	38,352	33,368
Other, net	(1,591)	(9,920)

Net cash provided by (used in) financing activities from continuing operations	78,837	(320,355)

Net cash provided by continuing operations	1,284,387	118,111
Net cash provided by discontinued operations	—	13,637
Effect of exchange rate changes on cash and cash equivalents	(52,672)	(30,411)

Net increase in cash and cash equivalents	1,231,715	101,337
Cash and cash equivalents at beginning of period	1,021,033	1,293,161

Cash and cash equivalents at end of period	$2,252,748	$1,394,498

Supplemental cash flow information
Cash paid for interest from continuing operations	$86,349	$83,659
Income tax payments, net from continuing operations	42,428	52,550

See accompanying notes.

Notes to Consolidated Financial Statements

September 30, 2014

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

Note 3 – Acquisitions

On July 29, 2014, we acquired a leading online car rental reservation company in Europe for a total purchase price of $66 million, which was paid in cash during the third quarter of 2014. As a result of this acquisition, we acquired net liabilities of $12 million, including cash of $41 million, as well as recorded deferred tax liabilities of $13 million, $52 million in goodwill and $39 million of intangible assets with definite lives with a weighted average amortization life of 6.4 years.

Business combination accounting is preliminary and subject to revision while we accumulate all relevant information regarding the fair values of net assets acquired, and any change to the fair value of net assets acquired would be expected to lead to a corresponding change to the amount of goodwill recorded on a retroactive basis. The results of operations of the acquired company has been included in our consolidated results from the transaction closing date forward; the effect on consolidated revenue and operating income during the three and nine months ended September 30, 2014 was not significant.

Also, in July 2014, we entered into an agreement to acquire Wotif.com Holdings Limited (“Wotif Group”), an Australian-based online travel company, for total cash consideration of approximately $703 million Australian dollars or $3.30 Australian dollars per share (approximately $658 million or $3.09 per share based on July 4, 2014 exchange rates), net of certain cash dividends that Wotif Group may distribute to its shareholders before closing. The transaction is expected to close in the fourth quarter of 2014, subject to regulatory approval.

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

Notes to Consolidated Financial Statements – (Continued)

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

Note 4 – Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$226,597	$226,597	$—
Time deposits	624,539	—	624,539
Restricted cash:
Time deposits	16,810	—	16,810
Derivatives:
Foreign currency forward contracts	14,028	—	14,028
Investments:
Time deposits	369,071	—	369,071
Corporate debt securities	143,398	—	143,398

Total assets	$1,394,443	$226,597	$1,167,846

Notes to Consolidated Financial Statements – (Continued)

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

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing observable market inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of September 30, 2014 and December 31, 2013, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of September 30, 2014, we had $27 million of short-term and $116 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million. As of December 31, 2013, we had $67 million of short-term and $133 million of long-term available for sale investments and the amortized cost basis of these investments approximated their fair value with both gross unrealized gains and gross unrealized losses of $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified as short-term investments. Additionally, we have time deposits classified as restricted cash to fulfill the requirement of an aviation authority of a certain foreign country to protect against the potential non-delivery of travel services in that country. Of the total time deposit investments, $267 million and $283 million as of September 30, 2014 and December 31, 2013 related to balances held by our majority-owned subsidiaries.

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of September 30, 2014, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $766 million. We had a net forward asset of $14 million and $2 million as of September 30, 2014 and December 31, 2013 recorded in prepaid expenses and other current assets. We recorded $18 million in net gains and $8 million in net losses from foreign currency forward contracts during the three months ended September 30, 2014 and 2013, and $2 million and $43 million in net gains for the nine months ended September 30, 2014 and 2013.

Notes to Consolidated Financial Statements – (Continued)

Note 5 – Debt

The following table sets forth our outstanding debt:

	September 30, 2014	December 31, 2013
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,466	749,412
4.5% senior notes due 2024, net of discount	497,246	—

Long-term debt	$1,746,712	$1,249,412

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at September 30, 2014 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $750 million in registered senior unsecured notes outstanding at September 30, 2014 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

In August 2014, we registered $500 million of senior unsecured notes that are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year, beginning February 15, 2015. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.

The 7.456%, 5.95% and 4.5% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 12 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. Accrued interest related to the Notes was $13 million and $31 million as of September 30, 2014 and December 31, 2013.

The approximate fair value of the 7.456% Notes was $587 million as of both September 30, 2014 and December 31, 2013. The approximate fair value of the 5.95% Notes was $848 million and $816 million as of September 30, 2014 and December 31, 2013. The approximate fair value of the 4.5% Notes was $497 million as of September 30, 2014. These fair values were based on quoted market prices in less active markets (“Level 2” on the fair value hierarchy).

Credit Facility

Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes. In September 2014, we amended the revolving credit facility to, among other things, extend the maturity date of the facility to September 2019. As of September 30, 2014 and December 31, 2013, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 20 basis points as of September 30, 2014. The facility contains covenants including maximum leverage and minimum interest coverage ratios.

Notes to Consolidated Financial Statements – (Continued)

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of September 30, 2014 and December 31, 2013, there was $15 million and $19 million of outstanding stand-by LOCs issued under the facility.

Note 6 – Redeemable Noncontrolling Interests

We have noncontrolling interests in a majority owned entity, which is carried at fair market value as the noncontrolling interests contain certain rights, whereby we may acquire and the minority shareholders may sell to us the additional shares of the company.

A reconciliation of redeemable noncontrolling interests is as follows:

Nine months ended September 30, 2014
(in thousands)
Balance, beginning of the period	$364,871
Net loss attributable to noncontrolling interests	(11,739)
Fair value adjustments	190,491
Currency translation adjustments and other	(23,180)

Balance, end of period	$520,443

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

Notes to Consolidated Financial Statements – (Continued)

Note 7 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Nine months ended September 30, 2014:
February 5, 2014	$0.15	March 10, 2014	$19,602	March 27, 2014
April 30, 2014	0.15	May 30, 2014	19,231	June 19, 2014
July 30, 2014	0.18	August 27, 2014	22,944	September 17, 2014

Nine months ended September 30, 2013:
February 5, 2013	$0.13	March 11, 2013	$17,983	March 28, 2013
April 24, 2013	0.13	May 30, 2013	17,638	June 19, 2013
July 24, 2013	0.15	August 28, 2013	20,459	September 18, 2013

In addition, on October 27, 2014, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.18 per share of outstanding common stock payable on December 11, 2014 to stockholders of record as of the close of business on November 20, 2014. Future declarations of dividends are subject to final determination by our Board of Directors.

Share Repurchases

In April 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. There is no fixed termination date for the repurchases. During the nine months ended September 30, 2014, we repurchased, through open market transactions, 6.3 million shares under this authorization for a total cost of $469 million, excluding transaction costs, representing an average repurchase price of $74.83 per share. As of September 30, 2014, 2.5 million shares remain authorized for repurchase under the 2012 authorization. Subsequent to the end of the third quarter of 2014, we repurchased an additional 0.3 million shares for a total cost of $23 million, excluding transaction costs, representing an average purchase price of $86.36 per share.

Notes to Consolidated Financial Statements – (Continued)

Note 8 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income attributable to Expedia, Inc.	$257,059	$170,859	$332,128	$138,133
Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$2.01	$1.25	$2.57	$1.01
Diluted	1.94	1.22	2.48	0.98
Weighted average number of shares outstanding:
Basic	127,911	136,380	129,326	136,381
Dilutive effect of:
Options to purchase common stock	4,269	3,945	4,247	4,613
Other dilutive securities	94	126	110	208

Diluted	132,274	140,451	133,683	141,202

Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and nine months ended September 30, 2014 and 2013, approximately 4 million of outstanding stock awards for all periods have been excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their effect would have been antidilutive.

Note 9 – Income Taxes

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items.

Our effective tax rate was 13.4% and 21.4% for the three months ended September 30, 2014 and 2013, and 15.9% and 32.1% for the nine months ended September 30, 2014 and 2013. The change in the effective rate for the three months ended September 30, 2014 compared to the same period in 2013 was due to expiration of the statute of limitations for the 2001 through 2005 federal tax years and the associated release of liabilities related to uncertain tax positions as described below. The change in the effective rate for the nine months ended September 30, 2014 compared to the same period in 2013 was also impacted by the release of liabilities related to uncertain tax positions in the current period, as well as non-deductible stock-based compensation recorded related to the trivago acquisition and non-deductible penalties included in the Hawaii pay-to-play assessments in 2013.

The Company is routinely under audit by federal, state, local and foreign income tax authorities. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The statute of limitations for federal income taxes for the years 2001 through 2005, when Expedia filed as part of IAC/InterActiveCorp’s consolidated group, expired on July 1, 2014. As a result, previously unrecognized tax benefits, including interest, totaling $25.6 million were recognized in the third quarter of 2014 in continuing operations.

Notes to Consolidated Financial Statements – (Continued)

The IRS is currently examining Expedia’s U.S. consolidated federal income tax returns for the periods ended December 31, 2009 through December 31, 2010.

Note 10 – Commitments and Contingencies

Exit Rights

In conjunction with our marketing agreement with Travelocity entered into in 2013, we have agreed to certain put/call rights whereby we may acquire or Sabre may sell to us certain assets relating to the Travelocity business. The put right held by Sabre may be exercised until August 31, 2015 only upon the occurrence of certain triggering events primarily related to the implementation of the solution, which are outside the control of Sabre. The occurrence of such events is not considered probable. After August 31, 2015, the put right is only exercisable for a limited period of time in 2016 and 2017 at a discount to fair market value. The call right held by Expedia is exercisable at any time during the term of the arrangement, the value of which, if exercised, is not expected to exceed fair value.

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

Litigation Relating to Hotel Occupancy Taxes. Eighty-eight lawsuits have been filed by cities, counties and states involving hotel occupancy taxes. Thirty-five lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, thirty-seven of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-three dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $60 million as of September 30, 2014 and $46 million as of December 31, 2013. It is also reasonably possible that amounts paid in connection with the settlement of these issues could include up to an additional $25 million related to interest payments in one jurisdiction. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. Other than as discussed above, an estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

Litigation Relating to Other Taxes. On January 31, 2011, the online travel companies received final notices of assessment from the Hawaii Department of Taxation for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The online travel companies appealed these assessments to the Hawaii tax court. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general

Notes to Consolidated Financial Statements – (Continued)

excise taxes with interest both on the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because tax amounts on the hotel room had already been paid for all of the years at issue. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies for their failure to file returns and pay general excise taxes. On August 12, 2013, the court further held that interest is due on such penalties. During the pendency of the tax court proceeding, the online travel companies petitioned the Hawaii Supreme Court for immediate review of the tax court’s ruling holding the companies liable for general excise tax. The Hawaii Supreme Court denied the online travel companies’ petition on April 22, 2013. The tax court proceeding subsequently concluded and on September 11, 2013, the online travel companies filed their notice of appeal. On December 24, 2013, the Hawaii Supreme Court agreed to accept transfer and review of the case. On October 2, 2014, the Hawaii Supreme Court heard oral argument in the appeal. The case is now before the Hawaii Supreme Court for decision.

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

San Francisco. During 2009, we paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco. The city of San Francisco subsequently issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, were contested by the Expedia companies on the basis that the court has already ruled that taxes are not due from the online travel companies and that binding precedent by the California Court of Appeals precludes the city’s claim for taxes. Although the city initially agreed, subject to documentation, that the additional assessments need not be paid and could be placed under a bond, it subsequently sought to collect the additional assessment against the Expedia companies. On May 14, 2014, the court heard oral argument on the Expedia companies’ contest of the prepayment requirement for the additional assessments and held that the Expedia companies were required to prepay in order to litigate the legality of the assessments. On May 26, 2014, the Expedia companies paid $25.5 million under protest in order to contest the additional assessments. The additional assessments were expensed during the second quarter of 2014. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation.

Hawaii. As a pre-condition to appealing the tax court rulings in the Hawaii excise tax proceedings, the Expedia companies were required pay an amount equal to taxes, penalties and interest. During 2012, we expensed $110 million, and

Notes to Consolidated Financial Statements – (Continued)

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

Other Jurisdictions. The city of Portland, Oregon and Multnomah County, Oregon are seeking to require online travel companies to pre-pay hotel occupancy taxes claimed to be due from the fourth quarter 2013 to the present due to a change in law by the Oregon legislature. Hotels.com is currently under audit by the State of Texas, which imposes a pay-to-play requirement to challenge an adverse audit result in court.

Matters Relating to Hotel Booking Practices. On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The parties voluntarily proposed to address the OFT’s investigation by offering formal commitments. On January 31, 2014, the OFT announced that it had formally accepted the commitments offered by the parties, with no finding of fault or liability. On April 2, 2014, Skyscanner Limited filed an appeal challenging the OFT’s January 31, 2014 decision. On September 26, 2014, the United Kingdom’s Competition Appeal Tribunal granted Skyscanner Limited’s appeal. This judgment requires the Competition & Markets Authority (CMA), the United Kingdom’s competition authority, to review the decision of its predecessor body, the OFT. Expedia continues to believe the commitments it voluntarily gave to the OFT, and which specify certain hotel room discounting rights for online travel companies, represent a sensible and balanced outcome to the OFT’s three year investigation. We therefore intend to continue to apply these commitments pending further developments.

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

Since August 20, 2012, more than thirty putative class action lawsuits, which refer to the OFT’s Statement of Objections, have been initiated in the United States by consumer plaintiffs alleging claims against the online travel companies, including Expedia, and several major hotel chains for alleged resale price maintenance for online hotel room reservations, including but not limited to violation of the Sherman Act, state antitrust laws, state consumer protection statutes and common law tort claims, such as unjust enrichment. The cases have been consolidated and transferred to Judge Boyle in the United States District Court for the Northern District of Texas. On February 18, 2014, the court granted defendants’ motion to dismiss, but allowed the plaintiffs the opportunity to move for leave to amend their complaint. On October 27, 2014, the court denied plaintiffs’ motion for leave to amend. On October 28, 2014, the court entered judgment in favor of the online travel companies and dismissed the lawsuit.

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

Notes to Consolidated Financial Statements – (Continued)

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

The following tables present our segment information for the three and nine months ended September 30, 2014 and 2013. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended September 30, 2014
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$1,615,837	$96,667	$—	$1,712,504
Adjusted EBITDA	$494,596	$15,773	$(101,299)	$409,070
Depreciation	(35,795)	(4,790)	(26,884)	(67,469)
Amortization of intangible assets	—	—	(18,519)	(18,519)
Stock-based compensation	—	—	(22,304)	(22,304)
Legal reserves, occupancy tax and other	—	—	(3,888)	(3,888)
Realized gain on revenue hedges	(54)	—	—	(54)

Operating income (loss)	$458,747	$10,983	$(172,894)	296,836

Other expense, net				(7,311)

Income before income taxes				289,525
Provision for income taxes				(38,904)

Net income				250,621
Net loss attributable to noncontrolling interests				6,438

Net income attributable to Expedia, Inc.				$257,059

Notes to Consolidated Financial Statements – (Continued)

	Three months ended September 30, 2013
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$1,316,483	$85,377	$—	$1,401,860
Adjusted EBITDA	$419,156	$11,482	$(90,741)	$339,897
Depreciation	(26,525)	(3,643)	(22,797)	(52,965)
Amortization of intangible assets	—	—	(18,514)	(18,514)
Stock-based compensation	—	—	(18,039)	(18,039)
Legal reserves, occupancy tax and other	—	—	(6,874)	(6,874)
Realized gain on revenue hedges	(4,814)	—	—	(4,814)

Operating income (loss)	$387,817	$7,839	$(156,965)	238,691

Other expense, net				(26,611)

Income before income taxes				212,080
Provision for income taxes				(45,356)

Net income				166,724
Net loss attributable to noncontrolling interests				4,135

Net income attributable to Expedia, Inc.				$170,859

	Nine months ended September 30, 2014
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$4,107,488	$300,019	$—	$4,407,507
Adjusted EBITDA	$1,017,876	$49,435	$(292,214)	$775,097
Depreciation	(99,247)	(13,946)	(81,968)	(195,161)
Amortization of intangible assets	—	—	(55,275)	(55,275)
Stock-based compensation	—	—	(68,139)	(68,139)
Legal reserves, occupancy tax and other	—	—	(38,843)	(38,843)
Realized loss on revenue hedges	5,379	—	—	5,379

Operating income (loss)	$924,008	$35,489	$(536,439)	423,058

Other expense, net				(46,413)

Income before income taxes				376,645
Provision for income taxes				(59,974)

Net income				316,671
Net loss attributable to noncontrolling interests				15,457

Net income attributable to Expedia, Inc.				$332,128

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2013
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$3,350,040	$269,204	$—	$3,619,244
Adjusted EBITDA	$862,107	$41,172	$(266,552)	$636,727
Depreciation	(75,093)	(10,675)	(67,202)	(152,970)
Amortization of intangible assets	—	—	(49,921)	(49,921)
Stock-based compensation	—	—	(109,203)	(109,203)
Legal reserves, occupancy tax and other	—	—	(74,678)	(74,678)
Acquistion-related and other	—	—	(9,829)	(9,829)
Realized gain on revenue hedges	(12,777)	—	—	(12,777)

Operating income (loss)	$774,237	$30,497	$(577,385)	227,349

Other expense, net				(47,117)

Income before income taxes				180,232
Provision for income taxes				(57,861)

Net income				122,371
Net loss attributable to noncontrolling interests				15,762

Net income attributable to Expedia, Inc.				$138,133

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

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,326,985	$429,197	$(43,678)	$1,712,504
Costs and expenses:
Cost of revenue	—	229,453	68,283	1,972	299,708
Selling and marketing	—	556,757	304,832	(45,789)	815,800
Technology and content	—	117,933	54,693	128	172,754
General and administrative	—	64,266	40,722	11	104,999
Amortization of intangible assets	—	455	18,064	—	18,519
Legal reserves, occupancy tax and other	—	3,888	—	—	3,888
Intercompany (income) expense, net	—	202,262	(202,262)	—	—

Operating income	—	151,971	144,865	—	296,836
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	271,928	158,612	—	(430,540)	—
Other, net	(23,582)	44,543	(28,272)	—	(7,311)

Total other income (expense), net	248,346	203,155	(28,272)	(430,540)	(7,311)

Income before income taxes	248,346	355,126	116,593	(430,540)	289,525
Provision for income taxes	8,713	(80,882)	33,265	—	(38,904)

Net income	257,059	274,244	149,858	(430,540)	250,621
Net loss attributable to noncontrolling interests	—	—	6,438	—	6,438

Net income attributable to Expedia, Inc.	$257,059	$274,244	$156,296	$(430,540)	$257,059

Comprehensive income attributable to Expedia, Inc.	$257,059	$274,084	$99,616	$(430,540)	$200,219

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,109,955	$310,177	$(18,272)	$1,401,860
Costs and expenses:
Cost of revenue	—	213,432	61,517	1,369	276,318
Selling and marketing	—	408,946	235,871	(19,521)	625,296
Technology and content	—	99,450	44,355	11	143,816
General and administrative	—	55,772	36,710	(131)	92,351
Amortization of intangible assets	—	280	18,234	—	18,514
Legal reserves, occupancy tax and other	—	6,874	—	—	6,874
Intercompany (income) expense, net	—	134,901	(134,901)	—	—

Operating income	—	190,300	48,391	—	238,691
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	184,034	75,000	—	(259,034)	—
Other, net	(20,698)	2,676	(8,589)	—	(26,611)

Total other income (expense), net	163,336	77,676	(8,589)	(259,034)	(26,611)

Income before income taxes	163,336	267,976	39,802	(259,034)	212,080
Provision for income taxes	7,523	(78,275)	25,396	—	(45,356)

Net income	170,859	189,701	65,198	(259,034)	166,724
Net loss attributable to noncontrolling interests	—	—	4,135	—	4,135

Net income attributable to Expedia, Inc.	$170,859	$189,701	$69,333	$(259,034)	$170,859

Comprehensive income attributable to Expedia, Inc.	$170,859	$190,388	$94,449	$(259,034)	$196,662

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$3,442,808	$1,063,992	$(99,293)	$4,407,507
Costs and expenses:
Cost of revenue	—	697,059	193,209	4,560	894,828
Selling and marketing	—	1,483,710	804,435	(104,030)	2,184,115
Technology and content	—	351,336	153,333	135	504,804
General and administrative	—	182,407	124,135	42	306,584
Amortization of intangible assets	—	1,392	53,883	—	55,275
Legal reserves, occupancy tax and other	—	38,843	—	—	38,843
Intercompany (income) expense, net	—	561,806	(561,806)	—	—

Operating income	—	126,255	296,803	—	423,058
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	373,081	291,048	—	(664,129)	—
Other, net	(64,953)	19,664	(1,124)	—	(46,413)

Total other income (expense), net	308,128	310,712	(1,124)	(664,129)	(46,413)

Income before income taxes	308,128	436,967	295,679	(664,129)	376,645
Provision for income taxes	24,000	(56,780)	(27,194)	—	(59,974)

Net income	332,128	380,187	268,485	(664,129)	316,671
Net loss attributable to noncontrolling interests	—	—	15,457	—	15,457

Net income attributable to Expedia, Inc.	$332,128	$380,187	$283,942	$(664,129)	$332,128

Comprehensive income attributable to Expedia, Inc.	$332,128	$380,334	$234,563	$(664,129)	$282,896

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,934,567	$719,407	$(34,730)	$3,619,244
Costs and expenses:
Cost of revenue	—	613,923	172,065	3,518	789,506
Selling and marketing	—	1,157,873	592,234	(38,188)	1,711,919
Technology and content	—	292,459	130,309	13	422,781
General and administrative	—	160,599	116,092	(73)	276,618
Amortization of intangible assets	—	2,761	47,160	—	49,921
Legal reserves, occupancy tax and other	—	74,678	—	—	74,678
Acquistion-related and other	—	—	66,472	—	66,472
Intercompany (income) expense, net	—	534,141	(534,141)	—	—

Operating income	—	98,133	129,216	—	227,349
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	175,368	115,901	—	(291,269)	—
Other, net	(62,378)	20,881	(5,620)	—	(47,117)

Total other income (expense), net	112,990	136,782	(5,620)	(291,269)	(47,117)

Income before income taxes	112,990	234,915	123,596	(291,269)	180,232
Provision for income taxes	25,143	(54,395)	(28,609)	—	(57,861)

Net income	138,133	180,520	94,987	(291,269)	122,371
Net loss attributable to noncontrolling interests	—	—	15,762	—	15,762

Net income attributable to Expedia, Inc.	$138,133	$180,520	$110,749	$(291,269)	$138,133

Comprehensive income attributable to Expedia, Inc.	$138,133	$179,830	$120,606	$(291,269)	$147,300

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$179,368	$4,217,103	$1,116,456	$(1,676,109)	$3,836,818
Investment in subsidiaries	4,769,379	1,512,095	—	(6,281,474)	—
Intangible assets, net	—	638,442	438,338	—	1,076,780
Goodwill	—	2,436,533	1,233,212	—	3,669,745
Other assets, net	7,372	564,238	270,035	—	841,645

TOTAL ASSETS	$4,956,119	$9,368,411	$3,058,041	$(7,957,583)	$9,424,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,207,528	$4,109,742	$900,546	$(1,676,109)	$4,541,707
Long-term debt	1,746,712	—	—	—	1,746,712
Other liabilities	—	469,502	144,745	—	614,247
Redeemable noncontrolling interests	—	—	520,443	—	520,443
Stockholders’ equity	2,001,879	4,789,167	1,492,307	(6,281,474)	2,001,879

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,956,119	$9,368,411	$3,058,041	$(7,957,583)	$9,424,988

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$155,368	$2,970,417	$986,293	$(1,892,791)	$2,219,287
Investment in subsidiaries	4,622,473	1,454,747	—	(6,077,220)	—
Intangible assets, net	—	639,834	471,207	—	1,111,041
Goodwill	—	2,436,533	1,227,141	—	3,663,674
Other assets, net	4,069	538,572	202,838	—	745,479

TOTAL ASSETS	$4,781,910	$8,040,103	$2,887,479	$(7,970,011)	$7,739,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,273,513	$2,970,916	$942,743	$(1,892,791)	$3,294,381
Long-term debt	1,249,412	—	—	—	1,249,412
Other liabilities	—	432,877	138,955	—	571,832
Redeemable noncontrolling interests	—	—	364,871	—	364,871
Stockholders’ equity	2,258,985	4,636,310	1,440,910	(6,077,220)	2,258,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,781,910	$8,040,103	$2,887,479	$(7,970,011)	$7,739,481

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$1,296,752	$270,050	$1,566,802

Investing activities:
Capital expenditures, including internal-use software and website development	—	(201,544)	(38,134)	(239,678)
Purchases of investments	—	(803,933)	(240,732)	(1,044,665)
Sales and maturities of investments	—	734,390	222,957	957,347
Acquisitions, net of cash acquired	—	—	(25,177)	(25,177)
Other, net	—	(8,591)	(488)	(9,079)

Net cash used in investing activities	—	(279,678)	(81,574)	(361,252)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	493,630	—	—	493,630
Purchases of treasury stock	(469,267)	—	—	(469,267)
Proceeds from exercise of equity awards	76,676	—	2,814	79,490
Transfers (to) from related parties	(77,614)	211,438	(133,824)	—
Other, net	(23,425)	1,548	(3,139)	(25,016)

Net cash provided by (used) in financing activities	—	212,986	(134,149)	78,837

Effect of exchange rate changes on cash and cash equivalents	—	(26,616)	(26,056)	(52,672)

Net increase in cash and cash equivalents	—	1,203,444	28,271	1,231,715
Cash and cash equivalents at beginning of period	—	606,683	414,350	1,021,033

Cash and cash equivalents at end of period	$—	$1,810,127	$442,621	$2,252,748

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$698,806	$276,609	$975,415

Investing activities:
Capital expenditures, including internal-use software and website development	—	(180,193)	(55,223)	(235,416)
Purchases of investments	—	(919,108)	(220,049)	(1,139,157)
Sales and maturities of investments	—	1,099,773	238,289	1,338,062
Acquisitions, net of cash acquired	—	—	(540,489)	(540,489)
Other, net	—	40,228	(177)	40,051

Net cash used in investing activities from continuing operations	—	40,700	(577,649)	(536,949)

Financing activities:
Purchases of treasury stock	(355,689)	—	—	(355,689)
Proceeds from issuance of treasury stock	25,273	—	—	25,273
Proceeds from exercise of equity awards	40,639	—	2,054	42,693
Transfers (to) from related parties	313,817	(742,630)	428,813	—
Other, net	(24,040)	6,330	(14,922)	(32,632)

Net cash provided by (used in) financing activities from continuing operations	—	(736,300)	415,945	(320,355)

Net cash provided by continuing operations	—	3,206	114,905	118,111
Net cash provided by from discontinued operations	—	13,637	—	13,637
Effect of exchange rate changes on cash and cash equivalents	—	(28,418)	(1,993)	(30,411)

Net increase (decrease) in cash and cash equivalents	—	(11,575)	112,912	101,337
Cash and cash equivalents at beginning of period	—	1,007,155	286,006	1,293,161

Cash and cash equivalents at end of period	$—	$995,580	$398,918	$1,394,498

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

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2013 and 2014 have represented years of continuing improvement for the travel industry. However, natural disasters and severe winter weather, sovereign debt and economic concern about regional central bank activity and its potential to impact both local and global economies are all examples of events that contribute to a somewhat uncertain economic environment which could have a negative impact on the travel industry in the future.

In August 2014, the World Health Organization declared an international public health emergency related to an outbreak of Ebola virus in West Africa, with additional cases reported in Europe and the United States. In response, travel advisories or restrictions were issued by several countries regarding travel into or out of certain affected countries, primarily in West Africa. We are unable to predict the longer-term impact of the Ebola outbreak on the travel industry generally, or our business in particular. However, concerns relating to the health risk posed by Ebola could result in a decrease and/or delay in demand for our travel services. This decrease and/or delay in demand, depending on its scope and duration, could adversely affect our business and financial performance.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2013, just over 60% of U.S. leisure, unmanaged and corporate travel expenditures occur online, compared with approximately 50% of European travel. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions are lagging behind that of Europe, and are estimated to be in the range of 20% to 25%. These penetration rates have increased over the past few years, and are expected to continue growing, which has attracted many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (which The Priceline Group acquired in May 2013), trivago (in which Expedia acquired a majority ownership interest in March 2013) as well as TripAdvisor (completed its conversion to a metasearch site in June 2013), introduced differentiated features, pricing and content compared with the legacy online travel agency companies. In addition, certain metasearch companies adopted or intend to adopt various forms of direct or assisted-booking tools the impact of which is currently uncertain. Finally, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations, licensing deals and proposed and actual acquisitions by companies such as Google and Microsoft.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model saw rapid adoption in Europe. Expedia has both a merchant (Expedia Collect) and an agency hotel (Hotel Collect) offer for our hotel supply partners and we expect our use of these models to continue to evolve. During 2012, Expedia introduced the Expedia Traveler Preference (“ETP”) program to hotel suppliers in the United States and Europe and began rolling the program out globally in 2013. ETP offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay.

Intense competition also historically led to aggressive marketing spend by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. During 2013, Booking.com, trivago and TripAdvisor launched offline advertising campaigns in the United States for the first time thus increasing the number of participants in the travel advertising space, increasing competition for share of voice. This activity has generally continued and in certain cases has expanded beyond the United States. We manage our selling and marketing spending on a brand basis at the local or regional level, making decisions in each market that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. In certain cases, particularly in emerging markets including China as serviced by eLong, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is lower than that for our consolidated business but for which we still believe the opportunity to be attractive. In addition to aggressive sales and marketing efforts, in markets such as China, we have in the past and may also increasingly in the future invest heavily in our mobile and product strategies, which collectively results in operating losses in these markets as we attempt to grow market share and remain competitive. The crowded online travel environment is now driving secondary and tertiary online travel companies to establish marketing agreements with global players in order to leverage distribution and technology capabilities while focusing resources on capturing consumer mind share.

Hotel

We generate the majority of our revenue through the marketing and distribution of hotel rooms (stand-alone and package bookings). Although, our relationships with our hotel supply partners have remained broadly stable in the past few years, as part of the global rollout of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, which has begun to negatively impact the margin of revenue we earn per booking. In addition, as we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced and expect to continue to reduce our economics in various geographies based on local market conditions. Lastly, we have seen a higher mix of our room night growth coming from markets such as China, where our hotel margins are lower and we have implemented new customer loyalty and discount programs. Based on these dynamics, our average revenue per room night has declined each quarter in 2012, 2013 and for the nine months ended September 30, 2014 and we expect it to remain under pressure in the future. All of these impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth.

Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in average daily rates (“ADRs”) has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry have generally increased in a gradually improving overall travel environment. Currently occupancy rates are near 2007 peaks and there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help hoteliers with their objective of continuing to grow ADRs and tends to lead to pressure in our negotiations and terms with hoteliers. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. We have had success adding supply to our marketplace with over 365,000 properties on our global websites, including eLong, as of September 30, 2014. In addition, our room night growth has been healthy, with room nights growing 27% in 2012, 23% in 2013 and 25% during the nine months ended September 30, 2014. ADRs for rooms booked on Expedia sites declined 2% in 2012, were essentially flat in 2013 and increased 3% during the nine months ended September 30, 2014.

Air

The airline sector in particular has historically experienced significant turmoil, including significant air carrier consolidation in the United States, which has generally resulted in lower overall capacity and higher fares. Air carriers continue to attempt to keep seat capacity relatively low in order to ensure that demand for seats remains high and that flights are as full as possible. Reduced seating capacities are generally negative for Expedia as there is less air supply available on our websites, and in turn less opportunity to facilitate hotel rooms, car rental and other services on behalf of air travelers. Ticket prices on Expedia sites increased 1% during the nine months ended September 30, 2014 and increased 1% and 4% in 2013 and 2012, respectively. We continue to encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew.

Air ticket volumes grew by 29% during the nine months ended September 30, 2014 primarily due to volume driven by Brand Expedia’s agreement with Travelocity along with ongoing improvements for the Brand Expedia sites themselves. Air volumes improved 9% in 2013 and 7% in 2012 largely due to strong growth in corporate ticket volumes at Egencia.

From a product perspective during the nine months ended September 30, 2014, 71% of our revenue came from transactions involving the booking of hotel reservations, with 8% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the products we distribute and represents our best overall growth opportunity.

Advertising & Media

Our advertising and media business is principally driven by revenue generated by trivago, as a leading hotel metasearch site, in addition to Expedia Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. During the nine months ended September 30, 2014, we generated a total of $363 million of advertising and media revenue representing 8% of total revenue, up substantially from $235 million in the same period of 2013.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. They each operate a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and help customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched new global platforms for Hotels.com and Brand Expedia, enabling us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates, for those brands. In 2013, Expedia signed an agreement to power the technology, supply, and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, which is the second largest online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Southern Europe. Egencia, our corporate travel business, operates in more than 60 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. We also partner in a 50/50 joint venture with AirAsia — a low cost carrier serving the Asia-Pacific region — to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. During the nine months ended September 30, 2014, approximately 41% of our worldwide gross bookings and 47% of worldwide revenue were through international points of sale compared to just 22% for both worldwide gross bookings and revenue in 2005. We have a stated goal of driving more than half of our revenue through international points of sale.

During March 2013, we completed our majority acquisition of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is already one of the best known travel brands in Europe. trivago continues to operate independently, and plans to rapidly grow revenue through global expansion, including aggressive expansion into the United States and Canada.

During July 2014, we completed the acquisition of Auto Escape Group, one of Europe’s leading online car rental reservation companies. Auto Escape Group has joined with the CarRentals.com brand, allowing it to expand internationally to provide our customers more choices across the globe and help our supply partners expand their marketing reach.

During July 2014, we entered into an agreement to acquire Wotif.com Holdings Limited (“Wotif Group”), an Australian online travel company. Wotif Group will add to our collection of travel’s most trusted brands and enhance our supply in the Asia-Pacific region, while allowing Expedia to expose the Wotif Group to our world-class technology and its customers to our extensive global supply.

In expanding our global reach, we leverage significant investments in technology, operations, brand building, supplier relationships and other initiatives that we have made since the launch of Expedia.com in 1996. Our scale of operations enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. We believe that our size and scale afford the company the ability to negotiate competitive rates with our supply partners, provide breadth of choice and travel deals to our traveling customers through an increasingly larger supply portfolio and create opportunities for new value added offers for our customers such as our loyalty programs. The size of Expedia’s worldwide traveler base makes our sites an increasingly appealing channel for travel suppliers to reach customers. In addition, the sheer size of our user base and search query volume allows us to test new technology very quickly in order to determine which innovations are most likely to improve the travel research and booking process, and then roll those features out to our worldwide audience in order to drive improvements to conversion.

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

Recent developments include:

•	Nassau County, New York Litigation. The New York Supreme Court Appellate Division reversed the trial court’s order granting the plaintiff’s motion for class certification.

•

Wake County, Buncombe County, Dare County, Mecklenburg County, North Carolina Litigation. The North Carolina Court of Appeals affirmed the trial court’s ruling that the defendant online travel companies are not subject to plaintiffs’ occupancy taxes.

•

Arizona Cities Litigation. A group of 12 Arizona cities whose tax assessments against the online travel companies were reversed and abated by a Municipal Tax Hearing Officer have filed complaints and notices of appeal against the defendants in Arizona Tax Court.

•

City of San Diego, California Litigation. The City of San Diego has appealed the decision of the California Court of Appeals ruling in favor of the online travel companies, which held that no taxes are due on the online travel companies’ services. The California Supreme Court granted the city’s petition of review.

•	City of Los Angeles, California Litigation. The California Court of Appeals stayed this case pending review and decision in the City of San Diego, California Litigation.

•	City and County of San Francisco, California Litigation. The California Court of Appeals stayed this case pending review and decision in the City of San Diego, California Litigation.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $60 million as of September 30, 2014, which includes amounts expected to be paid in connection with the developments described above, and $46 million as of December 31, 2013. It is also reasonably possible that amounts paid in connection with the settlement of these issues could include up to an additional $25 million relating to interest payments in one jurisdiction.

Certain jurisdictions, including the states of New York, North Carolina, Minnesota and Oregon, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to a number of jurisdictions, including to the state of New York, South Carolina, North Carolina, Minnesota, the District of Columbia, the city of New York, as well as certain county and local jurisdictions.

Hawaii Tax Court Litigation (General Excise Tax). On January 31, 2011, the online travel companies received final notices from the Hawaii Department of Taxation of assessment for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The companies appealed these assessments. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest on both the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because general excise taxes on the hotel room had already been paid for all of the years at issue. The online travel companies have appealed the tax court ruling. The Hawaii Supreme Court accepted review and heard oral argument on October 2, 2014.

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

San Francisco. During 2009, we paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco. The city of San Francisco subsequently issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, were contested by the Expedia companies on the basis that the court has already ruled that taxes are not due from the online travel companies and that binding precedent by the California Court of Appeals precludes the city’s claim for taxes. Although the city initially agreed, subject to documentation, that the additional assessments need not be paid and could be placed under a bond, it subsequently sought to collect the additional assessment against the Expedia companies. On May 14, 2014, the court heard oral argument on the Expedia companies’ contest of the prepayment requirement for the additional assessments and held that the Expedia companies were required to prepay in order to litigate the legality of the assessments. On May 26, 2014, the Expedia companies paid $25.5 million under protest in order to contest the additional assessments. The additional assessments were expensed during the second quarter of 2014. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation.

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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)			($ in millions)
Gross Bookings
Leisure	$12,185	$9,312	31%	$35,217	$26,909	31%
Egencia	1,285	1,125	14%	3,923	3,429	14%

Total gross bookings	$13,470	$10,437	29%	$39,140	$30,338	29%

Revenue Margin
Leisure	13.3%	14.1%		11.7%	12.4%
Egencia	7.5%	7.6%		7.6%	7.9%
Total revenue margin	12.7%	13.4%		11.3%	11.9%

The increase in worldwide gross bookings for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was primarily driven by strong hotel room night and air ticket growth. Room night growth was driven by Brand Expedia including the Travelocity-branded websites and Hotels.com. Air ticket growth was driven by Brand Expedia including the Travelocity-branded websites.

The decrease in revenue margin for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was primarily due to lower revenue per room and the inclusion of the Travelocity-branded websites. The decrease for the nine months ended September 30, 2014 was partially offset by the growth in advertising and media revenue. The increase in revenue margin related to advertising and media revenue is primarily due to trivago, a metasearch company, which does not have associated gross bookings. However trivago is included in revenue used to calculate revenue margin.

Results of Operations

Revenue

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Leisure	$1,616	$1,317	23%	$4,108	$3,350	23%
Egencia	97	85	13%	300	269	11%

Total revenue	$1,713	$1,402	22%	$4,408	$3,619	22%

Revenue increased for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to growth in hotel and advertising and media revenue.

Worldwide hotel revenue increased 21% and 19% for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The increases were primarily due to a 24% and 25% increase in room nights stayed driven by Brand Expedia including the Travelocity-branded websites and Hotels.com, partially offset by a 2% and 5% decrease in revenue per room night. Revenue per room night decreased primarily due to promotional activities such as growing loyalty programs and couponing as well as efforts to expand the size and availability of the global hotel supply portfolio, including contracts signed as part of the ETP program. This decline was partially offset by a 5% and 3% increase in ADRs for the three and nine months ended September 30, 2014, compared to the same periods in 2013.

Worldwide air revenue increased 21% and 24% for the three and nine months ended September 30, 2014, compared to the same periods in 2013, due to a 30% and 29% increase in air tickets sold, partially offset by a 7% and 4% decrease in revenue per air ticket.

The remaining worldwide revenue, other than hotel and air discussed above, increased by 26% and 30% for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to strong growth in advertising and media revenue as well as growth in our travel insurance and car rental products.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$1,095	$963	14%	$2,842	$2,550	11%
Agency	477	330	45%	1,203	834	44%
Advertising and media	141	109	29%	363	235	54%

Total revenue	$1,713	$1,402	22%	$4,408	$3,619	22%

Merchant revenue increased for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.

Agency revenue increased for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to the growth in agency hotel and air.

Advertising and media revenue increased for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to continued strong growth in trivago and Expedia Media Solutions.

Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)			($ in millions)
Customer operations	$138	$124	12%	$408	$372	9%
Credit card processing	102	96	6%	322	266	21%
Data center and other	60	56	6%	165	152	9%

Total cost of revenue	$300	$276	8%	$895	$790	13%

% of revenue	17.5%	19.7%		20.3%	21.8%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, supplier operations, destination supply, and stock-based compensation.

During the three months ended September 30, 2014, the increase in cost of revenue expense as compared to the same period in 2013 was driven by $14 million in customer operation expenses primarily due to an increase in transaction costs and volumes period over period as well as $6 million of higher net credit card processing costs, including fraud and charge backs, related to growth of our merchant bookings. Cost of revenue as a percentage of revenue benefited from increased automation and continued scale of our global customer support platform, favorable trends in merchant credit card fees as more of our hotel business moves to agency, and on reduced relative levels of fraud and charge backs year-over-year.

During the nine months ended September 30, 2014, the increase in cost of revenue expense as compared to the same periods in 2013 was driven by $56 million of higher net credit card processing costs, including fraud and charge backs, related to growth of our merchant bookings as well as $36 million increases in customer operations expenses primarily due to an increase in transaction costs and volumes period over period.

Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)			($ in millions)
Direct costs	$677	$505	34%	$1,778	$1,356	31%
Indirect costs	139	120	16%	406	356	14%

Total selling and marketing	$816	$625	30%	$2,184	$1,712	28%

% of revenue	47.6%	44.6%		49.6%	47.3%

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

Selling and marketing expenses increased $191 million and $472 million during the three and nine months ended September 30, 2014, compared to the same periods in 2013, driven by increases of $172 million and $422 million of direct costs, including online and offline marketing expenses. Brand Expedia, including commissions related to the Travelocity agreement, trivago and Hotels.com accounted for the majority of the total direct cost increase. In addition, higher personnel expenses of $19 million and $50 million also contributed to the increase and were driven by the additional personnel, including accelerated pace of hiring in our lodging supply organization, as well as higher incentive compensation accruals.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$93	$80	17%	$272	$240	14%
Depreciation and amortization of technology assets	54	41	32%	158	117	35%
Other	26	23	10%	75	66	13%

Total technology and content	$173	$144	20%	$505	$423	19%

% of revenue	10.1%	10.3%		11.5%	11.7%

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

Technology and content expense increased $29 million and $82 million during the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to increased depreciation and amortization of technology assets of $13 million and $41 million as well as increased personnel and overhead costs of $13 million and $32 million for additional personnel to support key technology projects for our corporate technology function, supply organization and Brand Expedia as well as higher incentive compensation accruals.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$68	$61	12%	$203	$184	10%
Professional fees and other	37	31	17%	104	93	12%

Total general and administrative	$105	$92	14%	$307	$277	11%

% of revenue	6.1%	6.6%		7.0%	7.6%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

General and administrative expense increased $13 million and $30 million during the three and nine months ended September 30, 2014, compared to the same periods in 2013, due primarily to personnel and overhead expense increases of $7 million and $19 million, of which additional headcount costs, including higher incentive compensation accruals, drove the majority of the total increase. Professional fees and other increased $6 million and $11 million during the three and nine months ended September 30, 2014, compared to the same periods in 2013 due to higher stock-based compensation of $2 million and $11 million for the respective periods. In addition, the remaining increase during the three months ended September 30, 2014 was due to higher professional and legal fees.

Amortization of Intangible Assets

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$19	$19	0%	$55	$50	11%
% of revenue	1.1%	1.3%		1.3%	1.4%

Amorization of intangible assets was consistent for the three months ended September 30, 2014, compared to the same period in 2013. Amortization of intangible assets increased $5 million during the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to amortization related to the acquisition of trivago in March 2013.

Legal Reserves, Occupancy Tax and Other

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$4	$7	(43%)	$39	$75	(48%)
% of revenue	0.2%	0.5%		0.9%	2.1%

Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.

During the nine months ended September 30, 2014, we recognized approximately $25.5 million related to monies paid in advance of litigation in the San Francisco occupancy tax proceedings. During the nine months ended September 30, 2013, we recognized approximately $64 million for amounts paid or expected to be paid in advance of litigation related to penalties and interest in connection with Hawaii’s general excise tax litigation.

Acquisition-related and other

During the first quarter of 2013, we recorded approximately $57 million of stock-based compensation to acquisition-related and other expense in connection with the trivago acquisition as well as $10 million related to the upfront consideration paid to settle a portion of an employee compensation plan of trivago.

Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)			($ in millions)
Operating income	$297	$239	24%	$423	$227	86%
% of revenue	17.3%	17.0%		9.6%	6.3%

Operating income increased for the three months ended September 30, 2014, compared to the same period in 2013, primarily due to a growth in revenue in excess of operating expenses.

Operating income increased for the nine months ended September 30, 2014, compared to the same period in 2013, due to prior period charges related to the Hawaii general excise tax litigation and acquisition-related and other expenses as well as revenue growth in excess of operating expenses in the current period, partially offset by charges related to the San Francisco occupancy tax proceedings in the current period.

Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)			($ in millions)
Interest income	$8	$7	22%	$21	$20	5%
Interest expense	(26)	(22)	16%	(70)	(65)	7%

Interest income increased for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to higher average cash, cash equivalent and investment balances. Interest expense increased for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily as a result of additional interest on the $500 million senior unsecured notes issued in August 2014.

Other, Net

Other, net changed from a loss of $11 million for the three months ended September 30, 2013 to income of $10 million for the three months ended September 30, 2014 primarily due to foreign exchange rate losses in the prior year period compared to foreign exchange rate gains in the current year period.

Other, net changed from a loss of $2 million for the nine months ended September 30, 2013 to income of $3 million for the nine months ended September 30, 2014.

Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$39	$45	(14%)	$60	$58	4%
Effective tax rate	13.4%	21.4%		15.9%	32.1%

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items.

Our effective tax rate was 13.4% and 21.4% for the three months ended September 30, 2014 and 2013, and 15.9% and 32.1% for the nine months ended September 30, 2014 and 2013. The change in the effective rate for the three months ended September 30, 2014 compared to the same period in 2013 was due to expiration of the statute of limitations for the 2001 through 2005 federal tax years and the associated release of liabilities related to uncertain tax positions as described below. The change in the effective rate for the nine months ended September 30, 2014 compared to the same period in 2013 was also impacted by the release of liabilities related to uncertain tax positions in current period, as well as non-deductible stock-based compensation recorded related to the trivago acquisition and non-deductible penalties included in the Hawaii pay-to-play assessments in 2013.

In addition to the above factors, our effective tax rate for all periods was lower than the 35% federal statutory rate also due to earnings in foreign jurisdictions outside of the United States, predominately Switzerland, where our statutory income tax rate is lower.

The statute of limitations for federal income taxes for the years 2001 through 2005, when Expedia filed as part of IAC/InterActiveCorp’s consolidated group, expired on July 1, 2014. As a result, previously unrecognized tax benefits, including interest, totaling $25.6 million were recognized in the third quarter of 2014 in continuing operations.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $2.6 billion and $1.3 billion at September 30, 2014 and December 31, 2013, including $387 million and $360 million of cash and short-term investment balances held in wholly-owned foreign subsidiaries, which includes $184 million and $226 million related to earnings indefinitely invested outside the United States, as well as $303 million and $319 million of majority-owned subsidiaries, which is also indefinitely invested outside the United States; and our $1 billion revolving credit facility, which was amended in September 2014 to extend the maturity date to September 2019. As of September 30, 2014, $985 million was available under the facility representing the total $1 billion facility less $15 million of outstanding letters of credit. The revolving credit facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points, and the commitment fee on undrawn amounts at 20 basis points as of September 30, 2014.

In August 2014, we registered $500 million of senior unsecured notes that are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which will be amortized over their life. Interest is payable semi-annually in February and August of each year, beginning February 15, 2015. We plan to use the proceeds, net of the discount and issuance costs paid to date, of $494 million for general corporate purposes, including without limitation, to fund the consideration payable in connection with our proposed acquisition of Wotif Group and/or potential future acquisitions.

Our credit ratings are periodically reviewed by rating agencies. As of September 30, 2014, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable,” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.

As of September 30, 2014, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which as of September 30, 2014 was comprised of $500 million in registered senior unsecured notes due in August 2018 that bear interest at 7.456%, $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, and $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%.

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

As of September 30, 2014 and December 31, 2013, we had a deficit in our working capital of $705 million and $1.1 billion. The change in deficit is primarily due to financing and investing activities, including proceeds from the issuance of the $500 million 4.5% Notes issued in August 2014.

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

Our cash flows are as follows:

	Nine months ended September 30,
	2014	2013	$ Change
	(In millions)
Cash provided by (used in) continuing operations:
Operating activities	$1,567	$975	$592
Investing activities	(361)	(537)	176
Financing activities	79	(320)	399
Net cash provided by discontinued operations	—	14	(14)
Effect of foreign exchange rate changes on cash and cash equivalents	(53)	(30)	(23)

For the nine months ended September 30, 2014, net cash provided by operating activities increased by $592 million primarily due to lower pay-to-play tax assessment payments in the current period and higher operating income after adjusting for the impacts of depreciation and amortization as well as increased benefits from working capital changes.

For the nine months ended September 30, 2014, cash used in investing activities decreased by $176 million primarily due to a decrease of cash used for acquisitions of $515 million, partially offset by net purchases of investments of $87 million in the current period compared to net sales and maturities of investments of $199 million in the prior period.

For the nine months ended September 30, 2014, cash provided by financing activities primarily included $494 million of net proceeds for the issuance of 4.5% Notes in August 2014 as well as $79 million of proceeds from the exercise of options and employee stock purchase plans, partially offset by cash paid to acquire shares of $469 million, including the repurchased shares under the 2012 authorization discussed below, and $62 million cash dividend payment. For the nine months ended September 30, 2013, cash used in financing activities primarily included cash paid to acquire shares of $356 million and $56 million cash dividend payment, partially offset by $68 million of proceeds from the exercise of options and employee stock purchase plans as well as the issuance of treasury stock.

In 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. During the nine months ended September 30, 2014 and 2013, we repurchased, through open market transactions, 6.3 million shares in both periods under this authorization for a total cost of $469 million and $348 million, excluding transaction costs. As of September 30, 2014, 2.5 million shares remain authorized for repurchase under the 2012 authorization with no fixed termination date for the repurchases. Subsequent to the end of the third quarter of 2014, we repurchased an additional 0.3 million shares for a total cost of $23 million, excluding transaction costs.

In the nine months ended September 30, 2014 and 2013, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Nine months ended September 30, 2014:
February 5, 2014	$0.15	March 10, 2014	$19,602	March 27, 2014
April 30, 2014	0.15	May 30, 2014	19,231	June 19, 2014
July 30, 2014	0.18	August 27, 2014	22,944	September 17, 2014

Nine months ended September 30, 2013:
February 5, 2013	$0.13	March 11, 2013	$17,983	March 28, 2013
April 24, 2013	0.13	May 30, 2013	17,638	June 19, 2013
July 24, 2013	0.15	August 28, 2013	20,459	September 18, 2013

In addition, on October 27, 2014, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.18 per share of outstanding common stock payable on December 11, 2014 to stockholders of record as of the close of business on November 20, 2014. Future declarations of dividends are subject to final determination of our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency for the nine months ended September 30, 2014, compared to the same period in 2013, showed a net change of $23 million reflecting higher depreciation in foreign currencies in the current year period compared to the prior year period.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2013. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of September 30, 2014 or December 31, 2013.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material changes in our market risk during the three and nine months ended September 30, 2014. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. The following are developments regarding such legal proceedings:

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of San Diego, California Litigation. On July 30, 2014, the California Supreme Court granted the city’s petition of review of the California Court of Appeal’s decision affirming the trial court’s ruling that the online travel companies are not liable for hotel occupancy taxes. In addition, both the City of Los Angeles, California Litigation and City and County of San Francisco, California Litigation cases have been stayed pending review and decision in this case. The city’s appeal remains pending.

Nassau County, New York Litigation. On September 10, 2014, the New York Supreme Court Appellate Division reversed the trial court’s order granting the plaintiff’s motion for class certification. In a separate opinion, the Appellate Division also affirmed in part and reversed in part the trial court’s denial of the online travel companies’ motion to dismiss. On October 20, 2014, the online travel companies filed a motion for leave to appeal the Appellate Division’s denial of their motion to dismiss. On October 27, 2014, the plaintiff filed a motion for re-argument or, in the alternative for leave to appeal, with respect to the Appellate Division’s class certification decision. The parties’ motions remain pending.

Wake County, Buncombe County, Dare County, Mecklenburg County, North Carolina Litigation. On August 19, 2014, the North Carolina Court of Appeals affirmed the trial court’s conclusion that the defendant online travel companies are not liable for occupancy taxes. On September 23, 2014, plaintiffs filed a petition for discretionary review with the North Carolina Supreme Court. That petition, which the defendant online travel agencies have opposed, remains pending.

District of Columbia Litigation. On September 30, 2014, the District of Columbia Court of Appeals heard oral argument on the parties’ cross appeals of the trial court’s rulings.

Kalamazoo County, Michigan Litigation. The parties reached a settlement and on September 29, 2014, the court entered an order dismissing the case.

City of Bedford Park, Illinois Litigation. On October 3, 2014, plaintiffs filed a motion for class certification.

Puerto Rico Litigation. On October 14, 2014, the court denied the online travel companies’ motion to dismiss.

In addition, the following new case has been filed:

Arizona Cities Litigation. Business activity privilege tax assessments were issued in 2013 by 12 Arizona cities (Apache Junction, Chandler, Flagstaff, Glendale, Mesa, Nogales, Peoria, Phoenix, Prescott, Scottsdale, Tempe and Tucson) against a group of online travel companies including Expedia, Hotels.com and Hotwire. The OTCs petitioned for redetermination of the assessments. On May 28, 2014, the Municipal Tax Hearing Officer granted the online travel companies’ protests to the assessments and ordered the cities to abate the assessments. On August 26, 2014, the cities appealed the Hearing Officer’s decision by filing complaints and notices of appeal against the online travel companies in Arizona Tax Court. (See, e.g., City of Phoenix, et al. v. Expedia, Inc., Case No. TX2014-00471).

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes, which are listed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Part II. Item 1. Legal Proceedings

The Company believes that the hotel occupancy tax claims discussed above lack merit and will continue to defend vigorously against them.

Actions Filed by Expedia

New York City Litigation. On October 6, 2014, the parties filed an agreed stipulation with the court, thereby dismissing and discontinuing the case.

State of Oregon Litigation. The online travel companies and the State of Oregon have filed cross motions for summary judgment.

Hawaii Tax Court Litigation (Transient Accommodations Tax). On October 2, 2014, the Hawaii Supreme Court heard oral argument on the Hawaii Department of Taxation’s pending appeal.

Denver, Colorado Litigation. On July 3, 2014, the Colorado Court of Appeals held that the online travel companies are not liable for hotel occupancy taxes. On August 14, 2014, the City and County of Denver filed a petition for writ of certiorari seeking discretionary review by the Colorado Supreme Court of the Court of Appeals’ decision. That petition, which the online travel companies have opposed, remains pending.

Other Tax Litigation

Hawaii Tax Court Litigation (General Excise Tax). On October 2, 2014, the Hawaii Supreme Court heard oral argument on the Hawaii Department of Taxation’s pending appeal.

Non-Tax Litigation and Other Legal Proceedings

Consumer Case against Expedia Canada. On August 11, 2014, the court entered final judgment dismissing all remaining claims against Expedia.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

During 2012, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. A summary of the repurchase activity for the third quarter of 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, except per share data)
July 1-31, 2014	303	$78.92	303	3,778
August 1-31, 2014	131	87.39	131	3,647
September 1-30, 2014	1,102	85.87	1,102	2,545

Total	1,536	$84.63	1,536

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

October 30, 2014	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer