Form 10-K
period 2014-12-31
Expedia, Inc.
filed 2015-02-06
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2014, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $7,766,127,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at January 23, 2015 were approximately,
Common stock, $0.0001 par value per share	113,920,007 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (Proxy Statement)	Part III

Expedia, Inc.

Form 10-K

For the Year Ended December 31, 2014

Expedia, Inc.

Form 10-K

For the Year Ended December 31, 2014

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

Management Overview

General Description of our Business

Expedia, Inc. is an online travel company, empowering business and leisure travelers through technology with the tools and information they need to efficiently research, plan, book and experience travel. We seek to grow our business through a dynamic portfolio of travel brands, including our majority-owned subsidiaries that feature the world’s broadest supply portfolio — including approximately 435,000 properties in 200 countries, 400 airlines, packages, rental cars, cruises, as well as destination services and activities. Travel suppliers distribute and market products via our traditional desktop offerings, as well as through alternative distribution channels including mobile and social media, our private label business and our call centers in order to reach our extensive, global audience. In addition, our advertising and media businesses help other businesses, primarily travel providers, reach a large audience of travelers around the globe.

Our portfolio of brands includes:

•	Expedia.com®, the world’s largest full service online travel agency with localized sites in 31 countries;

•	Hotels.com®, a hotel specialist with localized sites in more than 60 countries;

•	Hotwire.com®, a leading discount travel site that offers opaque deals in 12 countries throughout North America, Europe and Asia;

•	Expedia® Affiliate Network (“EAN”), which powers bookings for some of the world’s leading airlines and hotels, top consumer brands, high traffic websites, and thousands of active affiliates;

•	Egencia®, the world’s fifth largest corporate travel management company;

•	eLong™, Inc. (“eLong”), a leading mobile and online travel service provider in China;

•	trivago GmbH (“trivago”), a leading online hotel metasearch company with sites in 49 countries;

•	Venere.com™, an online hotel reservation specialist in Europe;

•

Wotif.com Holdings Limited (“Wotif Group”), a leading operator of travel brands in the Asia-Pacific region, including Wotif.com, lastminute.com.au®, travel.com.au, Asia Web Direct®, LateStays.com, GoDo.com.au and Arnold Travel Technology;

•	CarRentals.com™, the premier car rental booking company on the web;

•	Classic Vacations®, a top luxury travel specialist;

•	Expedia Local Expert® (“LX”), a provider of online and in-market concierge services, activities, experiences, and ground transportation in hundreds of destinations worldwide; and

•	Expedia® CruiseShipCenters®, a provider of exceptional value and expert advice for travelers booking cruises and vacations through its network of 180 franchise locations across North America.

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

Equity Ownership and Voting Control

As of December 31, 2014, there were 114,266,840 shares of Expedia common stock and 12,799,999 shares of Expedia Class B common stock outstanding. Expedia stockholders are entitled to one vote for each share of common stock and ten votes for each share of Class B common stock outstanding. As of December 31, 2014, Liberty Interactive Corporation (“Liberty”), through a wholly-owned subsidiary, held approximately 9% of Expedia’s outstanding common stock and 100% of Expedia’s outstanding Class B common stock (or, assuming conversion of all shares of Class B common stock into shares of common stock, held 18% of Expedia’s outstanding common stock). As of such date, Barry Diller, Chairman and Senior Executive of Expedia (through his own holdings and holdings of Liberty, over which Mr. Diller generally has voting control pursuant to an irrevocable proxy granted by Liberty under the Stockholders Agreement described below) controlled approximately 59% of the outstanding total voting power of Expedia.

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

Market Opportunity & Business Strategy

Expedia is one of the world’s largest online travel companies, yet our gross bookings represent only about 4% of total worldwide travel spending. PhoCusWright estimates global travel spending at approximately $1.3 trillion, with an increasing share booked through online channels each year. We have built, and continue to build, a broad and deep supply portfolio which today includes approximately 435,000 properties, 400 airlines and numerous car rental companies, cruise companies and other travel suppliers.

We are focused on revolutionizing travel through the power of technology. We believe the strength of our brand portfolio as well as our enhanced product offerings and new channel penetration drives customer demand, which when combined with our global scale and broad based supply, give us a unique advantage in addressing the ongoing migration of travel bookings from offline to online around the world. With our unmatched global audience of travelers, and our deep and broad selection of travel products, there is a rich interplay between supply and demand in our global marketplace that helps us provide value to both travelers planning trips and supply partners wanting to grow their business through a better understanding of travel retailing and consumer demand in addition to reaching consumers in markets beyond their reach. Our primary growth drivers are technology and product innovation, global expansion, and new channel penetration.

Portfolio of Brands

Expedia operates a strong brand portfolio with global reach, targeting a broad range of travelers, travel suppliers and advertisers. We know that consumers typically visit multiple travel sites prior to booking travel, and having a multi-brand strategy increases the likelihood that those consumers will visit one or more of our sites. We also market to consumers through a variety of channels, including internet search and metasearch sites, and having multiple brands appear in search results also increases the likelihood of attracting visitors. Our brands tailor their product offerings and websites to particular traveler demographics. For example, Hotwire finds deep discount deals for the budget-minded travel shopper while our Classic Vacations brand targets high-end, luxury travelers. Brand Expedia spans the widest swath of potential customers with travel options across a broad value spectrum, while our Hotels.com brand focuses specifically on a hotel only product offering.

Brand Expedia. As the largest full-service online travel brand in the world, our Expedia-branded websites, including Expedia.com in the United States, make a large variety of travel products and services available directly to travelers through websites in 31 countries across the globe. Brand Expedia serves many different types of travelers, from families booking a summer vacation to individual travelers arranging a quick weekend getaway, as well as unmanaged business travelers. Travelers can search for, compare information about (including pricing, availability and verified traveler reviews) and book travel products and services on Expedia-branded websites and mobile apps, including airline tickets, lodging, car rentals, cruises, insurance and many local expert services — such as airport transfers, local attractions, activities and tours — from a large number of suppliers, on both a stand-alone and package basis. In the Asia Pacific region, under a joint venture which was launched on July 1, 2011, Brand Expedia partners with low-cost airline AirAsia™ allowing Expedia sites to be the only official third party online distribution channel for AirAsia content. As of December 31, 2014, we held a 50% ownership interest in the joint venture, which was accounted for under the equity method. The results of the Expedia-branded websites contributed to the joint venture are not consolidated within Expedia’s results of operations as of the joint venture’s launch. AirAsia owns the remaining 50% interest and contributed its AirAsiaGo and GoRooms businesses.

Wotif Group. In November 2014, Expedia, Inc. completed the acquisition of Wotif Group, a leading Australian online travel company, and, after spending a considerable amount of time exploring options for the Wotif Group sites and operations, subsequently made the decision to shift them onto Expedia, Inc.’s technology platforms.

Travelocity. After entering into an exclusive, long-term strategic marketing agreement with Travelocity during the third quarter of 2013, under which Brand Expedia powered the technology platform, supply and customer service for Travelocity’s existing websites in the United States and Canada, Expedia, Inc. announced in January 2015 that it had acquired the Travelocity brand and associated assets from Sabre Corporation (“Sabre”) and had terminated the strategic marketing and other related agreements.

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

The Hotwire Group. Hotwire offers a travel booking service that matches flexible, price-sensitive travelers with suppliers who have excess seats, rooms and cars they offer at lower rates than retail. Many of these deals are presented “opaquely” where the brand of the travel supplier is not revealed until after the customer books. Hotwire travelers may enjoy significant discounts by electing to book travel services without knowing certain itinerary details such as brand and exact hotel location, while suppliers create value from excess availability without diluting their core, brand-loyal traveler base. Through its U.S. and international sites, Hotwire partners with leading hotel companies worldwide, brand-name domestic and international airlines, and major car rental companies in the United States. Hotwire also operates CarRentals.com™, an online car rental marketing and retail firm offering a diverse selection of car rentals direct to consumers. During July 2014, Expedia, Inc. completed an acquisition of Auto Escape Group, one of Europe’s leading online car rental reservation companies. Auto Escape Group has joined with the CarRentals.com brand, allowing it to expand internationally to provide our customers more choices across the globe and help our supply partners expand their marketing reach.

Expedia Affiliate Network. Our private label, business-to-business brand Expedia Affiliate Network makes hotel services available to travelers through third-party company-branded websites, including some of the leading regional online travel companies and airline suppliers. EAN offers an Application Programming Interface and template solution and generally compensates partners on a revenue or gross profit-share basis.

Egencia. Our full-service travel management company offers travel products and services to corporations and corporate travelers. Egencia maintains a global presence in more than 60 countries across North America, Europe and Asia Pacific. Egencia provides, among other things, local telephone assistance with expert travel consultants, centralized online and mobile booking tools for employees of its corporate customers, unique supply targeted at business travelers, and consolidated reporting for global, large and “SME” (small and medium size enterprise) business segments. Egencia charges its corporate clients account management fees, as well as transactional fees for making or changing bookings. In addition, Egencia provides on-site agents to some corporate clients to more fully support the account. Egencia also offers consulting and meeting management services. We believe the corporate travel sector represents a significant opportunity for Expedia through Egencia’s compelling technology solution for businesses seeking to optimize travel costs and improve employees’ travel experiences by moving the focus of the corporate travel program to online and mobile services versus the traditional call center approach.

eLong. Expedia’s majority-owned mobile and online travel service company, based in Beijing, China, specializes in travel products and services in China with a particular focus on driving online hotel bookings. eLong uses web-based distribution technologies, mobile apps and websites, and 24-hour call centers to provide consumers with the ability to make reservations at more than 218,000 properties in China and, through Expedia, hotels in countries worldwide. eLong also offers air ticketing and other travel related information and services. Travelers can access eLong travel products and services through its mobile applications and websites, including www.elong.com and www.elong.net. During 2014, eLong continued to focus its distribution strategy on China’s rapidly expanding mobile travel market through investments in the mobile user experience and marketing efforts to drive transactions through that channel. eLong, Inc. is a listed company, with American Depository Shares that trade on the Nasdaq Global Select Market under the symbol “LONG.”

trivago. trivago is our majority-owned hotel metasearch company, based in Dusseldorf, Germany, featuring price comparison from more than 700,000 hotels on over 250 booking sites worldwide. Officially launched in 2005, trivago is one of the best known travel brands in Europe and is expanding globally with sites in 49 countries in more than 25 languages.

Venere. The Venere website, www.venere.com, lists hotel properties in hundreds of locations around the world and provides hotel partners with geographically diverse sources of demand.

Classic Vacations. Classic Vacations offers individually tailored vacations primarily through a national network of third-party retail travel agents. Classic delivers a full line of premium vacation packages — air, hotels, car rentals, activities, cruises and private transportation — to create customized luxury vacations in Hawaii, the Caribbean, Mexico, Costa Rica, Europe, Australia, New Zealand, Fiji, Maldives, Dubai, Seychelles and Tahiti. Travel agents and travelers can preview our product offering through our websites, www.classicforagents.com and www.classicvacations.com.

Expedia Local Expert. Our Expedia Local Expert network offers online and in-market concierge services, activities, experiences, attractions and ground transportation. With access to a rich portfolio of thousands of tours and adventures, LX can be found on 27 Expedia-branded websites, and operates more than 100 concierge and activity desks in major resort destinations.

Expedia CruiseShipCenters. Expedia CruiseShipCenters is a leading seller of cruises and vacations. The franchise company has 180 retail locations across North America, a team of nearly 4,000 professionally-trained vacation consultants and a searchable online database of more than 200,000 staterooms.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. They each operate a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and help customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched new global platforms for Hotels.com and Brand Expedia, enabling us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates, for those brands. In 2013, Expedia signed an agreement to power the technology, supply, and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. The shift of Travelocity-branded sites to the Expedia technology platform was successfully completed over the course of 2014. In November 2014, Expedia completed the acquisition of Wotif Group and subsequently announced plans to shift the Wotif Group sites and operations onto the Expedia platform. In January 2015, we acquired the Travelocity brand and other associated assets from Sabre. The strategic marketing and other related agreements previously entered into were terminated. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers. Additionally, we are finding key commercial deals and acquisitions which enable us to leverage our existing technology and operations infrastructure to amplify our growth.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, a leading online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Southern Europe. Egencia, our corporate travel business, operates in more than 60 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. We also partner in a 50/50 joint venture with AirAsia — a low cost carrier serving the Asia-Pacific region — to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. In 2014, approximately 41% of our worldwide gross bookings and 47% of worldwide revenue were through international points of sale compared to just 22% for both worldwide gross bookings and revenue in 2005. We have a goal of generating at least 65% of our revenue through businesses and points of sale outside of the United States.

During March 2013, we completed our majority acquisition of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe. trivago continues to operate independently, and plans to rapidly grow revenue through global expansion, including aggressive expansion in the United States and Canada, among other countries.

During July 2014, we completed the acquisition of Auto Escape Group, one of Europe’s leading online car rental reservation companies. Auto Escape Group has joined with the CarRentals.com brand, allowing it to expand internationally to provide our customers more choices across the globe and help our supply partners expand their marketing reach.

During November 2014, we completed the acquisition of Wotif Group, an Australian online travel company. Wotif Group adds to our collection of travel’s most trusted brands and enhances our supply in the Asia-Pacific region, while allowing Expedia to expose the Wotif Group to our world-class technology and its customers to our extensive global supply.

During January 2015, we acquired the Travelocity brand and other associated assets from Sabre. As a result of the acquisition, the strategic marketing agreement previously entered into during 2013, which joined Travelocity’s strong brand with our best-in-class booking platform, supply base, and customer service, was terminated. Evolving this relationship strengthens Expedia, Inc.’s ability to continue to innovate and deliver the best travel experiences to the widest set of travelers, all over the world.

In expanding our global reach, we leverage significant investments in technology, operations, brand building, supplier relationships and other initiatives that we have made since the launch of Expedia.com in 1996. Our scale of operations enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. We believe that our size and scale afford the company the ability to negotiate competitive rates with our supply partners, provide breadth of choice and travel deals to our traveling customers through an expanding supply portfolio and create opportunities for new value added offers for our customers such as our loyalty programs. The size of Expedia’s worldwide traveler base makes our sites an increasingly appealing channel for travel suppliers to reach customers. In addition, the sheer size of our user base and search query volume allows us to test new technologies very quickly in order to determine which innovations are most likely to improve the travel research and booking process, and then roll those features out to our worldwide audience in order to drive improvements to conversion.

New Channel Penetration. Today, the majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile/tablet applications that are receiving strong reviews and solid download trends. We believe mobile bookings via smartphones present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we have historically experienced via more traditional online booking methods. During the last few years, customers’ behaviors and preferences on tablet devices began to show differences from trends seen on smartphones. For example, the booking window on a smartphone typically is much shorter than the emerging trend on the tablet device and historical average on a desktop or laptop. In addition, we are seeing increasing cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe in the future mobile is likely to represent an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During 2014, more than one in five Expedia, Inc. transactions was booked globally on a mobile device.

Merchant and Agency Business Models

We make travel products and services available both on a stand-alone and package basis, primarily through two business models: the merchant model and the agency model. Under both models, we facilitate the booking of hotel rooms, airline seats, car rentals and destination services from our travel suppliers. Under the merchant model, we are the merchant of record. Under the agency model, the travel supplier is the merchant of record. During 2012, we introduced the Expedia Traveler Preference (“ETP”) program that enables much closer integration of the agency hotel product with our core merchant offering. Specifically, for participating hotels, we offer customers the choice of whether to pay Expedia in advance (Expedia Collect) or pay at the hotel at the time of the stay (Hotel Collect).

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

Our marketing channels primarily include online advertising including search engine marketing and optimization as well as meta-search, social media sites, offline advertising, loyalty programs and direct and/or personalized traveler communications on our websites as well as through direct e-mail communication with our travelers. Our marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from our travel suppliers based on our supplier relationships. Our traveler loyalty programs include Welcome Rewards on Hotels.com global websites and Expedia® + rewards on Expedia.com and Expedia.ca. The cost of these two loyalty programs is recorded as a reduction of revenue in our financial statements.

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

Operations and Technology

We provide 24-hour-a-day, seven-day-a-week traveler sales and support by telephone or via e-mail. For purposes of operational flexibility, we use a combination of outsourced and in-house call centers. Our call centers are located throughout the world, including outsourced operations in the Philippines, El Salvador, Egypt and India. We invested significantly in our call center technologies, with the goal of improving customer experience and increasing the efficiency of our call center agents, and have plans to continue reaping the benefits of these investments going forward.

Our systems infrastructure and web and database servers are housed in various locations, mainly in the United States, which have 24-hour monitoring and engineering support. These data centers have their own generators and multiple back-up systems. Significant amounts of our owned computer hardware for operating the websites are located at these facilities. For some critical systems, we have both production and disaster-recovery facilities. Our technology systems are subject to certain risks, which are described below in Part I, Item 1A — Risk Factors.

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

Our competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers, including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services, large online portals and search websites, certain travel meta-search websites, mobile travel applications, social media websites, as well as traditional consumer eCommerce and group buying websites. We face these competitors in local, regional, national and/or international markets. In some cases, competitors are offering favorable terms and improved interfaces to suppliers and travelers which make competition increasingly difficult. We also face competition for customer traffic on internet search engines and metasearch websites, which impacts our customer acquisition and marketing costs. In addition, competitive pressure is particularly acute in China, where we operate primarily through our majority-owned subsidiary, eLong. eLong has in the past and may also increasingly in the future invest heavily in marketing as well as headcount to support their mobile product, technology and supply development. They also engage in discounting and couponing activity. These actions are likely to result in increasing operating losses in China as eLong attempts to grow market share and remain competitive.

We believe that maintaining and enhancing our brands is a critical component of our effort to compete. We differentiate our brands from our competitors primarily based on the multiple channels we use to generate demand, quality and breadth of travel products, channel features and usability, price or promotional offers, traveler service and quality of travel planning content and advice as well as offline brand efforts. The emphasis on one or more of these factors varies, depending on the brand or business and the related target demographic. Our brands face increasing competition from travel supplier direct websites. In some cases, supplier direct channels offer advantages to travelers, such as long standing loyalty programs, complimentary services such as Wi-Fi, and better pricing. Our websites feature travel products and services from numerous travel suppliers, and allow travelers to combine products and services from multiple providers in one transaction. We face competition from airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites. Our business is generally sensitive to changes in the competitive landscape, including the emergence of new competitors or business models, and supplier consolidation.

Intellectual Property Rights

Our intellectual property rights, including our patents, trademarks, copyright, domain names, trade dress, proprietary technology, and trade secrets, are an important component of our business. For example, we rely heavily upon our intellectual property and proprietary information in our content, brands, software code, proprietary technology, ratings indexes, informational databases, images, graphics and other components that make up our services. We have acquired some of our intellectual property rights and proprietary information through acquisitions, as well as licenses and content agreements with third parties.

We protect our intellectual property and proprietary information by relying on our terms of use, confidentiality procedures and contractual provisions, as well as international, national, state and common law rights. In addition, we enter into confidentiality and invention assignment agreements with employees and contractors, and license and confidentiality agreements with other third parties. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or our intellectual property and proprietary information without authorization which, if discovered, might require the uncertainty of legal action to correct. In addition, there can be no assurance that others will not independently and lawfully develop substantially similar properties.

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

We have considered, and will continue to consider, the appropriateness of filing for patents to protect future inventions, as circumstances may warrant. However, patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by us.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement or infringement by us of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

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

Additionally, we are subject to consumer protection, privacy and consumer data, labor, economic and trade sanction programs, tax, and anti-trust and competition laws and regulations around the world that are not specific to the travel industry. Some of these laws and regulations have not historically been applied in the context of online travel companies, so there can be uncertainty regarding how these requirements relate to our various business models.

Financial Information about Segments and Geographic Areas

We generate our revenue through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented in this Annual Report on Form 10-K.

We have two reportable segments: Leisure and Egencia. The segment and geographic information required herein is contained in Note 19 — Segment Information, in the notes to our consolidated financial statements

Additional Information

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

Employees

As of December 31, 2014, we employed approximately 18,210 full-time and part-time employees, including approximately 4,560 employees of eLong. We believe we have good relationships with our employees, including relationships with employees represented by works councils or other similar organizations.

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

The market for the services we offer is increasingly and intensely competitive. We compete with both established and emerging online and traditional sellers of travel-related services, including:

•	online and traditional travel agencies, wholesalers and tour operators,

•	travel suppliers, including hotels and air,

•	large online portal and search websites,

•	travel metasearch websites,

•	corporate travel management service providers,

•	mobile platform travel applications,

•	social media websites,

•	eCommerce websites, group buying websites and peer-to-peer inventory sources.

Online and traditional travel agencies: We face increasing competition from other online travel agencies (“OTAs”) in many regions, such as The Priceline Group and its subsidiaries Booking.com and Agoda.com, Orbitz, and regional competitors such as Ctrip, which in some cases may have more favorable offerings for travelers or suppliers, including pricing and supply breadth. We also compete with traditional travel agencies, wholesalers and tour operators for both travelers and the acquisition and retention of supply.

Travel suppliers: Some of our competitors, including travel suppliers such as airlines and hotels, may offer products and services on more favorable terms, including lower prices, no fees or unique access to proprietary loyalty programs, such as points and miles. Many of these competitors, such as airlines, hotel and rental car companies, have been steadily focusing on increasing online demand on their own websites and mobile applications in lieu of third-party distributors such as the various Expedia sites. For instance, some low cost airlines, which are having increasing success in the marketplace, distribute their online supply exclusively through their own websites and several large hotel chains have combined to establish a single online hotels search platform with links directly to their own websites and mobile applications. Suppliers who sell on their own websites, in some instances, offer advantages such as increased or exclusive product availability, complimentary Wi-Fi, and their own bonus miles or loyalty points, which could make their offerings more attractive to consumers than ours.

Search engines: We also face increasing competition from search engines including Google, Bing and Yahoo! Search. To the extent that these leading search engines that have a significant presence in our key markets disintermediate online travel agencies or travel content providers by offering comprehensive travel planning, shopping or booking capabilities, or increasingly refer those leads directly to suppliers or other favored partners, increase the cost of traffic directed to our websites, or offer the ability to transact on their own website, there could be a material adverse impact on our business and financial performance. For example, in recent years search engines have increased their focus on acquiring or launching flight and hotel search products that provide increasingly comprehensive travel planning content, comparable to OTAs. To the extent these actions have a negative effect on our search traffic or the cost of acquiring such traffic, our business and financial performance could be adversely affected.

In addition, our websites, or websites in which we hold a significant ownership position, including trivago-branded websites, compete for advertising revenue with these search engines, as well as with large internet portal sites that offer advertising opportunities for travel-related companies. Several of these competitors have significantly greater financial, technical, marketing and other resources and large client bases than us. We expect to face additional competition as other established and emerging companies enter the online advertising market. Competition could result in higher traffic acquisitions costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites.

Travel metasearch engines: Travel metasearch websites, including Kayak.com (a subsidiary of Priceline), trivago (a majority-owned subsidiary of Expedia), TripAdvisor, and Qunar (a subsidiary of Baidu), aggregate travel search results for a specific itinerary across supplier, travel agent and other websites. In addition, some metasearch sites have added or intend to add various forms of direct or assisted booking functionality to their sites in direct competition with certain of our brands. To the extent metasearch websites limit our participation within their search results, or consumers utilize the metasearch website for travel services and bookings instead of ours, our traffic-generating arrangements could be affected in a negative manner, or we may be required to increase our marketing costs to maintain market share, either of which could have an adverse effect on our business and results of operations. In addition, as a result of our acquisition of a majority ownership interest in trivago, we also now compete more directly with other metasearch engines and content aggregators for advertising revenue. To the extent that trivago’s ability to aggregate travel search results for a specific itinerary across supplier, travel agent and other websites is hampered, whether due to its affiliation with us or otherwise, trivago’s business and results of operations could be adversely affected and the value of our investment in trivago could be negatively impacted.

Corporate travel management service providers: Egencia, our full-service corporate travel management company, competes with online and traditional corporate travel providers, including Carlson Wagonlit and American Express, as well as vendors of corporate travel and expense management software and services, including Concur. Some of these competitors may have more financial resources, greater name recognition, well-established client bases, differentiated business models, or a broader global presence, which may make it difficult for us to retain or attract new corporate travel clients.

Mobile platform travel applications: Mobile platforms, including smartphones and tablet computers, have rapidly emerged and continue to grow significantly. The emergence and improved functionality of mobile platforms has led to an increased use by consumers of standalone applications to research and book travel. If we are unable to offer innovative, user-friendly, feature-rich mobile applications for our travel services, along with effective marketing and advertising, or if our mobile applications are not used by consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

Social media websites: Social media websites, including Facebook, continue to develop search functionality for data included within their websites and mobile applications, which may in the future develop into an alternative research and booking resource for travelers, resulting in additional competition.

Other participants in the travel industry: Traditional consumer eCommerce websites, such as Amazon, and group buying websites, such as Groupon, have been expanding their local offerings into the travel market by adding hotel offers to their sites. To the extent such websites continue to expand these services over time, it may create additional competition. In addition, AirBnB, HomeAway, and similar websites facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms. The continued growth of peer-to-peer inventory sources could affect the demand for our services in facilitating reservations at hotels.

We cannot assure you that we will be able to compete successfully against any current, emerging and future competitors or on platforms that may emerge, or provide differentiated products and services to our traveler base. Increasing competition from current and emerging competitors, the introduction of new technologies and the continued expansion of existing technologies, such as metasearch and other search engine technologies, may force us to make changes to our business models, which could affect our financial performance and liquidity. In addition, competitive pressure is particularly acute in China, where we operate primarily through our majority-owned subsidiary, eLong. In an effort to compete effectively, eLong is increasing levels of investment in marketing, mobile product, technology and supply development as well as engaging in discounting and couponing activity, which has had, and is expected to continue to have at increasing rates, an adverse effect on eLong’s financial condition and operating results.

In general, increased competition has resulted in and may continue to result in reduced margins, as well as loss of travelers, transactions and brand recognition.

The industry in which we operate is dynamic.

We continue to adapt our business to remain competitive, including investing in emerging channels such as metasearch, developing products for new platforms such as mobile, offering new consumer choices such as our ETP program, and increasing supplier inventory on our existing platforms through acquisitions and partnerships. If we fail to appropriately adapt to competitive or consumer preference developments, our business could be adversely affected. Our attempts to adapt our current business models or practices or adopt new business models and practices in order to compete, may involve significant risks and uncertainties, including distraction of management from current operations, expenses associated with the initiatives, inadequate return on investments, difficulties and expenses associated with the integration of the inventory of acquired brands onto our platforms, as well as limiting our ability to develop new site innovations. In addition, adaptations to our business may require significant investments, including changes to our financial systems and processes, which could significantly increase our costs and increase the risk of payment delays and/or non-payments of amounts owed to us from our supplier partners and customers. In addition, these new initiatives may not be successful and may harm our financial condition and operating results.

For example, during 2012, Expedia introduced the ETP program to hotel suppliers in the United States and Europe and subsequently globally. ETP offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay. As part of the introduction of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs. Therefore, the global rollout of ETP has negatively impacted the margin of revenue we earn per booking and will continue to do so in the future. In addition, as we continue to expand the breadth and depth of our global hotel offering and ETP, we have made and expect to continue to make adjustments to our economics in various geographies including changes based on local market conditions, which may negatively impact the margin of revenue we earn in the future. Depending on relative supplier and traveler adoption rates and customer payment preferences, among other things, the expansion of ETP could continue to negatively impact our near term working capital cash balances, cash flow over time and liquidity.

Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.

We increasingly utilize internet search engines such as Google, principally through the purchase of travel-related keywords, to generate a significant portion of the traffic to our websites and the websites of our affiliates. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites and those of our affiliates can be negatively affected. In addition, a significant amount of traffic is directed to our websites and those of our affiliates through participation in pay-per-click and display advertising campaigns on search engines, including Google, and travel metasearch engines, including Kayak and TripAdvisor. Pricing and operating dynamics for these traffic sources can change rapidly, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, alter its search algorithms or results causing a website to place lower in search query results. If a major search engine changes its algorithms or results in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites and the websites of our affiliates, or those of our third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent. In addition, certain metasearch companies have added or intend to add various forms of direct or assisted booking functionality to their sites. To the extent such functionality is promoted at the expense of traditional paid listings, this may reduce the amount of traffic to our websites or those of our affiliates.

Our business depends on our relationships with travel suppliers and travel distribution partners.

An important component of our business success depends on our ability to maintain and expand relationships with travel suppliers and Global Distribution System partners. A substantial portion of our revenue is derived from compensation negotiated with travel suppliers, in particular hotel suppliers, and GDS partners for bookings made through our websites. Each year we typically negotiate or renegotiate numerous long-term hotel and airline contracts. No assurances can be given that travel suppliers or GDS partners will not further reduce or eliminate compensation, attempt to implement costly direct connections, charge travel agencies for or otherwise restrict access to content, credit card fees or other services, further reduce their average daily rates (“ADRs”) or decide not to make their travel inventory available to us, or provide accurate booking information, any of which could reduce our revenue and margins thereby adversely affecting our business and financial performance.

Historically, certain travel suppliers have and may continue to pursue distribution strategies that could reduce our access to inventory, reduce our compensation, or result in additional operating expenses. In addition, a number of airlines charge for checked baggage, food, beverages and other services that GDSs are currently unable to provide to us, impacting our product display and comparability with the airlines’ own sites or other channels that show this content detail.

We rely on the value of our brands, and the costs of maintaining and enhancing our brand awareness are increasing.

We invest considerable financial and human resources in our brands in order to retain and expand our customer base. We expect that the cost of maintaining and enhancing our brands will continue to increase due to a variety of factors, including increased spending from our competitors, promotional and discounting activities, the costs of customer loyalty programs, the increasing costs of supporting multiple brands and the impact of competition among our multiple brands, expansion into geographies and products where our brands are less well known, inflation in media pricing including search engine keywords and the continued emergence and relative travel-related traffic share growth of search engines and metasearch engines. During 2014, certain online travel companies and metasearch sites continued to expand their offline advertising campaigns globally, increasing competition for share of voice, and we expect this activity to continue in the future. We are also pursuing and expect to continue to pursue long-term growth opportunities, particularly in China and certain other markets, which have had and may continue to have a negative impact on our overall marketing efficiency.

Our efforts to preserve and enhance consumer awareness of our brands may not be successful, and, even if we are successful in our branding efforts, such efforts may not be cost-effective, or as efficient as they have been historically. Moreover, branding efforts with respect to some brands within the Expedia portfolio have in the past and may in the future result in marketing inefficiencies and negatively impact growth rates of other brands within our portfolio. If we are unable to maintain or enhance consumer awareness of our brands and generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to invest in and adapt to technological developments and industry trends could harm our business.

We depend on the use of sophisticated information technologies and systems, including technology and systems used for website and mobile applications, reservations, customer service, supplier connectivity, communications, procurement, payments, fraud detection and administration. As our operations grow in size, scope and complexity, we must continuously improve and upgrade our systems and infrastructure to offer an increasing number of travelers enhanced products, services, features and functionality, while maintaining or improving the reliability and integrity of our systems and infrastructure.

Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings. The emergence of alternative platforms such as smartphone and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms have, and will continue to, require new and costly investments in technology. We may not be successful, or less successful than our current or new competitors, in developing technology that operates effectively across multiple devices and platforms and that is appealing to consumers, either of which would negatively impact our business and financial performance. New developments in other areas, such as cloud computing and software as service providers, could also make it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. We have been engaged in a multi-year effort, to migrate key portions of our consumer, affiliate, and corporate travel sites and back office application functionality to new technology platforms to enable us to improve conversion, innovate more rapidly, achieve better search engine optimization and improve our site merchandising and transaction processing capabilities, among other anticipated benefits. These migrations have been in the past, and may continue to be in the future, more time consuming and expensive than originally anticipated, and the resources devoted to those efforts have adversely affected, and may continue to adversely affect, our ability to develop new site innovations. In addition, during the migration process the sites may experience reduced functionality and decreases in conversion rates. Also, we may be unable to devote financial resources to new technologies and systems, or enhancements to existing infrastructure, technologies and systems, in the future. Overall, these implementations and systems enhancements may not achieve the desired results in a timely manner, to the extent anticipated, or at all. If any of these events occur, our business and financial performance could suffer.

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

•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from our acquisitions;

•	Costs associated with litigation or other claims arising in connection with the acquired company;

•	Increased or unexpected costs or delays to obtain governmental approvals for acquisitions;

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

A large and growing portion of our revenue is derived from our international operations. We operate in a number of jurisdictions outside of the United States and intend to continue to expand our international presence. As we have expanded globally, our international (non-U.S.) revenue has increased from 39% in 2010 to 47% in 2014. In foreign jurisdictions, we face complex, dynamic and varied risk landscapes. As we enter countries and markets that are new to us, we must tailor our services and business models to the unique circumstances of such countries and markets, which can be complex, difficult, costly and divert management and personnel resources. Laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses or our failure to adapt our practices, systems, processes and business models effectively to the traveler and supplier preferences of each country into which we expand, could slow our growth. For example, to compete in certain international markets we have in the past, and may in the future, adopt locally-preferred payment methods, which has increased our costs and instances of fraud. Certain international markets in which we operate have lower margins than more mature markets, which could have a negative impact on our overall margins as our revenues from these markets grow over time.

We also earn an increasing portion of our income, and accumulate a greater portion of our cash flow, in foreign jurisdictions. As a result, any repatriation of funds currently held by our subsidiaries in foreign jurisdictions may result in a higher effective tax rate and incremental cash tax payments.

In addition to the risks outlined elsewhere in this section, our international operations are also subject to a number of other risks, including:

•	Exposure to local economic or political instability and threatened or actual acts of terrorism;

•

Compliance with U.S. and Non-U.S. regulatory laws and requirements relating to anti-corruption, antitrust or competition, economic sanctions, data content and privacy, consumer protection, labor laws and advertising and promotions;

•	Compliance with additional U.S. laws applicable to U.S. companies operating internationally;

•	Differences, inconsistent interpretations and changes in U.S. and non-U.S. laws and regulations, including international and local tax laws;

•	Weaker enforcement of our contractual rights and intellectual property rights;

•	Lower levels of credit card usage and increased payment and fraud risk;

•	Longer payment cycles, and difficulties in collecting accounts receivable;

•	Preferences by local populations for local providers;

•

Restrictions on, or adverse tax and other consequences related to repatriation of cash, the withdrawal of non-U.S. investments, cash balances and earnings, as well as restrictions on our ability to invest in our operations in certain countries;

•	Currency exchange restrictions or costs and exchange rate fluctuations, and the risks and costs inherent in hedging such exposures;

•	Financial risk arising from transactions in multiple currencies;

•	Slower adoption of the internet as an advertising, broadcast and commerce medium in those markets as compared to the United States;

•	Our ability to support new technologies, including mobile devices, that may be more prevalent in international markets;

•	Difficulties in managing staffing and operations due to distance, time zones, language and cultural differences; and

•	Uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of precedent.

We are subject to particular risks and uncertainties relating to our operations in China, which we conduct primarily through eLong, which is a leading online travel service provider in China and is a separately listed company on Nasdaq. The success of eLong and of our other current and future business and investments in China is subject to commercial risks relating to the highly dynamic and intensely competitive market in China, which has required that eLong increase their investments in advertising, marketing and resources to grow, or even maintain, market share and brand awareness. In addition to aggressive sales and marketing efforts, eLong has in the past and may increasingly in the future invest heavily in headcount to support their mobile product, technology and supply development as well as engage in discounting and couponing activity. eLong may not be able to successfully grow or maintain market share and brand awareness, and, even if they are successful, their efforts may not be cost-effective. As a result, eLong has in the past and may increasingly in the future incur operating losses in China.

Our business and investments in China are also subject to numerous risks and significant uncertainties regarding the application, development and interpretation of China’s laws and regulations, which could limit the legal protections available to us. Moreover, we cannot predict the effect of future developments in China’s legal system, including the introduction of new laws, changes to existing laws or the interpretation or enforcement of current or future laws and regulations in areas such as the travel industry, the internet and online commerce, foreign investment, taxation, labor, and foreign currency exchange. In addition, Chinese law restricts foreign investment in areas including air-ticketing, travel agency, internet content provision and telecommunications, and requires certain licenses and permits related to our business be held by legal entities owned by PRC citizens or Chinese-owned companies, rather than our subsidiaries. Although we have established effective control over such Chinese entities through a series of agreements, future developments in the interpretation or enforcement of Chinese laws and regulations or a dispute relating to these agreements could adversely affect our control over, and the operations of, our businesses in China. Capitalization of our Chinese entities is also subject to regulation and there can be no assurance that we can provide adequate financing for these entities or repatriate cash balances and investments. China also does not have treaties with the United States or most other western countries providing for the reciprocal recognition and enforcement of judgments of courts. As a result, court judgments obtained in jurisdictions with which China does not have such treaties may be difficult or impossible to enforce in China. As we are the controlling shareholder of eLong, we may also be subject to legal or regulatory investigations or claims relating to any alleged improper conduct or violations of U.S. law, Nasdaq, or SEC regulations or other applicable law or regulations by eLong, which may result in significant costs, fines or penalties being assessed against eLong and us. In 2014, an SEC administrative law judge issued an initial decision censuring certain Chinese audit firms, including eLong’s external auditor, for failing to comply with document requests from the SEC, and suspended the firms from practicing before the SEC for six months. The firms in question have appealed the initial decision to the SEC, and the decision will not become effective until the resolution of the appeal. In addition, the Public Company Accounting Oversight Board (or “PCAOB”) may choose to administer sanctions or take other actions against Chinese audit firms, including eLong’s auditor, due to the inability of the PCAOB to conduct inspections of audit firms in China. If Chinese audit firms, including eLong’s external auditor, are suspended or otherwise unable to practice before the SEC or maintain registration with the PCAOB, eLong may be unable to meet the ongoing reporting requirements under the Exchange Act, which may ultimately result in eLong’s delisting from Nasdaq.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth.

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to travel licensing, the internet and online commerce, internet advertising and price display, consumer protection, anti-corruption, anti-trust and competition, economic and trade sanctions, tax, banking, data security and privacy. As a result, regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for our products and services, limit marketing methods and capabilities, affect our margins increase costs and/or subject us to additional liabilities.

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

Likewise, the SEC, Department of Justice (“DOJ”) and Office of Foreign Assets Controls (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic and trade regulations and anti-corruption laws, across industries. U.S. trade sanctions relate to transactions with designated foreign countries, including Cuba, Iran, Sudan and Syria, and nationals and others of those countries, as well as certain specifically targeted individuals and entities. We believe that our activities comply with OFAC trade regulations and anti-corruption regulations, including the Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act. As regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal money penalties, litigation and damage to our reputation and the value of our brands.

We also have been subject, and we will likely be subject in the future, to inquiries from time to time from regulatory bodies concerning compliance with consumer protection, competition, tax and travel industry-specific laws and regulations. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. Further, if such laws and regulations are not enforced equally against other competitors in a particular market, our compliance with such laws may put us a competitive disadvantage vis-à-vis competitors who do not comply with such requirements.

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

For example, in July 2012, the United Kingdom Office of Fair Trading (“OFT”), the competition authority in the United Kingdom, issued a Statement of Objections alleging that Expedia and Booking.com entered into separate agreements with InterContinental Hotels Group PLC (“IHG”) that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The OFT limited its investigation to a small number of companies, but has stated that the investigation is likely to have wider implications for the industry within the

United Kingdom. The parties have proposed to address the OFT’s concerns by offering commitments, which were accepted by the OFT, with no finding of fault or liability. Skyscanner Limited is challenging the OFT’s decision. As a result, the Competition & Markets Authority (CMA), the United Kingdom’s competition authority, will be reviewing the decision of its predecessor body, the OFT.

The Directorate General for Competition, Consumer Affairs and Repression of Fraud, a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, also has brought a lawsuit in France against the Expedia entities objecting to certain most favored nations clauses in contracts with French hotels. This case is scheduled to go to trial in April 2015. In addition to the OFT investigation above, a number of competition authorities, such as those in Belgium, China, Czech Republic, France, Germany, Italy, Austria, Hungary, Sweden, Ireland, Denmark and Switzerland, have initiated sector inquires or investigations into competitive practices within the hotel online booking sector and in particular in relation to most favored nations clauses and other contractual arrangements between hotels and online travel companies, including Expedia. These investigations differ from the OFT investigation and also differ in relation to the parties involved and the precise nature of the concerns. We have engaged in discussions with certain relevant regulatory authorities regarding their concerns. The outcomes of these inquiries or investigations or how our business may be affected is uncertain. If we are required to significantly modify or eliminate any most favored nation clauses in our arrangements with hotels, we may not be able to offer our consumers with competitive pricing as being offered by other online travel companies.

We note in this context that on December 15, 2014, the competition authorities in France, Italy and Sweden announced a proposed set of commitments offered by Booking.com to resolve the most favored nations clause cases brought by these authorities against Booking.com. The commitments offered by Booking.com are subject to a public comment period and are not currently final. In addition, the German Federal Cartel Office (“FCO”) has required another OTA, Hotel Reservation Service (“HRS”), to remove its rate parity clause from its contracts with hotels. HRS appealed this decision, which the Higher Regional Court Düsseldorf rejected on January 9, 2015. If we are required to significantly modify or eliminate any most favored nation clauses in our arrangements with hotels in Europe, this may materially and adversely affect our competitive position and business in affected European territories, for example by adversely affecting our ability to offer consumers making hotel room bookings on our sites with the most competitive room rates available on other sites.

We are unable at this time to predict the timing or outcome of these various investigations and lawsuits or similar future investigations or lawsuits, and their impact, if any, on our business and results of operations.

Furthermore, our future growth may be limited by anti-trust or competition laws. For example, our business has grown and continues to expand, as a consequence our size and market share may negatively affect our ability to obtain regulatory approval of proposed acquisitions, investments or significant commercial arrangement, any of which could adversely affect our ability to grow and compete.

Application of existing tax laws, rules or regulations are subject to interpretation by taxing authorities.

The application of various domestic and international income and non-income tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable taxing authorities. These taxing authorities have become more aggressive in their interpretation and/or enforcement of such laws, rules and regulations over time, as governments are increasingly focused on ways to increase revenues. This has contributed to an increase in audit activity and harsher stances by tax authorities. As such, additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.

A number of taxing authorities have made inquiries, brought lawsuits and have levied assessments asserting that we are required to collect and remit hotel occupancy or other taxes, including, but not limited to, the legal proceedings described in Part I, Item 3, Legal Proceedings. We are also in various stages of inquiry or audit with multiple European Union jurisdictions regarding the application of value added tax to our European Union transactions. While we believe we comply with applicable tax laws, rules and regulations in the jurisdictions we operate, tax authorities may determine that we owe additional taxes. We have in the past and may in the future be required in certain domestic and foreign jurisdictions to pay any such tax assessments prior to contesting their validity, which payments may be substantial. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that the taxpayer believes it is subject to such taxes. For example, as a pre-condition to challenging the assessments, on January 9, 2015, we paid $2.3 million under protest to the city of Portland, Oregon and Multnomah County, Oregon; during 2009, we paid $48 million under protest to the city of San Francisco and an additional $25.5 million under protest on May 26, 2014 in connection with additional assessments; and during 2013, we paid $171 million to the state of Hawaii. The state of Hawaii has also issued additional assessments for general excise tax, penalties and interest against Expedia, Hotels.com and Hotwire, including: an assessment of $20.5 million for 2012 tax year non-commissioned hotel reservations, an assessment of $29.2 million (including a duplicative assessments) for tax years 2000 through 2012 non-commissioned travel agency services relating to rental cars, and an assessment of $28.5 million for non-commissioned travel agency services relating to hotel reservations and car rental for the tax year 2013 and for which we have requested additional support from the state of Hawaii but have not received any response to date.

Furthermore, due to the global nature of our business, we are subject to income and other non-income taxes in the United States and numerous foreign jurisdictions. Significant judgment and estimation is required in determining our worldwide tax liabilities. In the ordinary course of our business, there are transactions and calculations, including intercompany transactions and cross-jurisdictional transfer pricing, for which the ultimate tax determination is uncertain or otherwise subject to interpretation. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals in which case we may be subject to additional tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our cash flows, financial condition and results of operations.

Amendment to existing tax laws, rules or regulations or enactment of new unfavorable tax laws, rules or regulations could have an adverse effect on our business and financial performance.

Many of the underlying laws, rules or regulations imposing taxes and other obligations were established before the growth of the internet and e-commerce. If the tax or other laws, rules or regulations were amended, or if new unfavorable laws, rules or regulations were enacted, particularly with respect to occupancy, value-added taxes, or unclaimed property, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our products and services if we pass on such costs to the consumer, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes could have an adverse effect on our business or financial performance.

In addition, in the past U.S. and foreign governments have introduced proposals for tax legislation that could have a significant adverse effect on our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. For example, the Organization for Economic Co-Operation and Development (“OECD”) issued an action plan in July 2013 calling for a coordinated multi-jurisdictional approach to “base erosion and profit shifting” (“BEPS”) by multinational companies. Any changes to national or international tax laws could impact the tax treatment of our foreign earnings and adversely affect our profitability. Our effective tax rate in the future could also be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or the discontinuance of beneficial tax arrangements in certain jurisdictions.

We continue to work with relevant authorities and legislators to clarify our obligations under existing, new and emerging tax laws and regulations.

We are involved in various legal proceedings and may experience unfavorable outcomes, which could adversely affect our business and financial condition.

We are involved in various legal proceedings and claims involving taxes, property, personal injury, contract, alleged infringement of third-party intellectual property rights, antitrust, consumer protection, securities laws, and other claims, including, but not limited to, the legal proceedings described in Part I, Item 3, Legal Proceedings. These matters may involve claims for substantial amounts of money or for other relief that might necessitate changes to our business or operations. The defense of these actions is and will likely continue to be both time consuming and expensive and their outcomes cannot be predicted with certainty. Determining reserves for pending litigation is a complex, fact-intensive process that requires significant legal judgment. It is possible that unfavorable outcomes in one or more such proceedings could result in substantial payments that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period.

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

For example, during regional or global recessions, domestic and global economic conditions can deteriorate rapidly resulting in increased unemployment and a reduction in available budgets for both business and leisure travelers, which slow spending on the services we provide and have a negative impact on our revenue growth. Additionally, if individual countries or regions experience deteriorating credit and economic conditions, and/or significant fluctuations of currency values relative to other currencies such as the U.S. dollar, it can lead to a negative impact on our foreign denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. dollars. Further economic weakness and uncertainty may result in significantly decreased spending on our services by both business and leisure travelers, which may have a material adverse impact on our business and financial performance. Current sovereign debt issues and concern about regional central bank activity and its potential to impact both local and global economies, are examples of events that contribute to a somewhat uncertain economic environment, which could have a negative impact on the travel industry in the future.

Our business is also sensitive to fluctuations in hotel supply, occupancy and ADRs, decreases in airline capacity, periodically rising airline ticket prices, or the imposition of taxes or surcharges by regulatory authorities, all of which we have experienced historically.

Other factors that could negatively affect our business include:

•	Air fare increases;

•	Continued air carrier consolidation;

•	Reduced access to discount airfares;

•	Travel-related strikes or labor unrest, bankruptcies or liquidations;

•	Incidents of actual or threatened terrorism;

•	Periods of political instability or geopolitical conflict in which travelers become concerned about safety issues;

•	Natural disasters or events such as severe weather conditions, volcanic eruptions, hurricanes or earthquakes;

•	Travel-related accidents or the grounding of aircraft due to safety concerns; and

•	Health-related risks, such as the Ebola, H1N1, SARs and avian flu outbreaks.

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

We are subject to payments-related and fraud risks.

We have agreements with companies that process customer credit and debit card transactions, the volume of which are very large and continue to grow, for the facilitation of customer bookings of travel services from our travel suppliers. These agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) or require us to post a letter of credit equal to a portion of bookings that have been processed by that company. These processing companies may be entitled to a holdback or suspension of processing services upon the occurrence of specified events, including material adverse changes in our financial condition. An imposition of a holdback or suspension of processing services by one or more of our processing companies could materially reduce our liquidity.

Our results of operations and financial positions have been negatively affected by our acceptance of fraudulent bookings made using credit and debit cards. We may be held liable for accepting fraudulent bookings on our websites or other bookings for which payment is subsequently disputed by our customers both of which lead to the reversal of payments received by us for such bookings (referred to as a “charge back”). Accordingly, we calculate and record an allowance for the resulting credit and debit card charge backs. Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, may be negatively impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including smartphones and tablet computers, and our global expansion, including into markets with a history of elevated fraudulent activity. If we are unable to effectively combat fraudulent bookings on our websites or mobile applications or if we otherwise experience increased levels of charge backs, our results of operations and financial positions could be materially adversely affected.

In addition, when onboarding suppliers to our websites, we may fail to identify falsified or stolen supplier credentials, which may result in fraudulent bookings or unauthorized access to personal or confidential information of users of our websites and mobile applications. A fraudulent supplier scheme could also result in negative publicity, damage to our reputation, and could cause users of our websites and mobile applications to lose confidence in the quality of our services. Any of these events would have a negative effect on the value of our brands, which could have an adverse impact on our financial performance.

We have foreign exchange risk.

We conduct a significant and growing portion of our business outside the United States. As a result, we face exposure to movements in currency exchange rates, particularly those related to the British pound sterling, euro, Canadian dollar, Australian dollar, Thai baht, Brazilian real, and Nordic currencies.

These exposures include but are not limited to re-measurement gains and losses from changes in the value of foreign denominated monetary assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; fluctuations in hotel revenue due to relative currency movements from the time of booking to the time of stay; planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur; and the impact of relative exchange rate movements on cross-border travel such as from Europe to the United States and the United States to Europe.

Depending on the size of the exposures and the relative movements of exchange rates, if we choose not to hedge or fail to hedge effectively our exposure, we could experience a material adverse effect on our financial statements and financial condition. As we have seen in some recent periods, in the event of severe volatility in exchange rates these exposures can increase, and the impact on our results of operations can be more pronounced. In addition, the current environment and the increasingly global nature of our business have made hedging these exposures more complex. We have increased and plan to continue increasing the scope, complexity and duration of our foreign exchange risk management. We make a number of estimates in conducting hedging activities including in some cases cancellations and payments in foreign currencies. In addition, an effective exchange rate hedging program is dependent upon effective systems, accurate and reliable data sources, controls and change management procedures. In the event our estimates differ significantly from actual results or if we fail to adopt effective hedging processes, we could experience greater volatility as a result of our hedging activities.

Our stock price is highly volatile.

The market price of our common stock is highly volatile and could continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	Quarterly variations in our operating and financial results;

•	Operating and financial results that vary from the expectations of securities analysts and investors, including failure to deliver returns on technology or emerging market marketing investments;

•	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	Rating agency credit rating actions or pronouncements;

•	Reaction to our earnings releases and conference calls, or presentations by executives at investor and industry conferences;

•	Changes in our capital structure;

•	Changes in market valuations of other internet or online service companies;

•	Changes in search industry dynamics, such as key word pricing and traffic, or other changes that negatively affect our ability to generate traffic to our websites;

•	Announcements of dividends or changes in the amount or frequency of our dividends;

•	Announcements of technological innovations or new services by us or our competitors;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major travel supplier, such as an airline, hotel or car rental chain;

•	Changes in the status of our intellectual property rights;

•	Lack of success in the expansion of our business model geographically;

•	Significant claims or proceedings against us or adverse developments or decisions in pending proceedings;

•	Additions or departures of key personnel;

•	Rumors or public speculation about any of the above factors; and

•	Price and volume fluctuations in the stock markets in general.

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

System interruption, security breaches and the lack of redundancy in our information systems may harm our businesses.

We rely on information technology systems, including the Internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data, including booking transactions, intellectual property, our proprietary business information and that of our suppliers and business partners, personally identifiable information of our customers and employees, and data with respect to invoicing and the collection of payments, accounting, procurement, and supply chain activities. In addition, we rely on our information technology systems to process financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax requirements. These interruptions could include security intrusions and attacks on our systems for fraud or service interruption (called “denial of service” or “bot” attacks). The risk of a cybersecurity-related attack, intrusion, or disruption, including by criminal organizations, hacktivists, foreign governments, and terrorists, is persistent. We have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent us from efficiently fulfilling orders or providing services to third parties. Significant interruptions, outages or delays in our internal systems, or systems of third parties that we rely upon — including multiple co-location providers for data centers, cloud computing providers for application hosting, and network access providers — and network access, or deterioration in the performance of such systems, would impair our ability to process transactions, decrease our quality of service that we can offer to our travelers, damage our reputation and brands, increase our costs and/or cause losses.

Potential security breaches to our systems or the systems of our service providers, whether resulting from internal or external sources, could significantly harm our business. There can be no guarantee that our existing security measures will prevent all possible security breaches or attacks. A party, whether internal or external, that is able to circumvent our security systems could misappropriate customer or employee information, intellectual property, proprietary information or other business and financial data or cause significant interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches, and reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. Security breaches could also cause travelers and potential users and our business partners to lose confidence in our security, which would have a negative effect on the value of our brands. Failure to adequately protect against attacks or intrusions, whether for their own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on financial performance.

In addition, no assurance can be given that we have backup systems or contingency plans for all critical aspects of our operations or business processes, many other systems are not fully redundant and our disaster recovery or business continuity planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact or interrupt computer or communications systems or business processes at any time. Although we have put measures in place to protect certain portions of our facilities and assets, any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services to our travelers and/or third parties for a significant period of time. Remediation may be costly and we may not have adequate insurance to cover such costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.

We process, store and use personal information, payment card information and other consumer data, which subjects us to risks stemming from possible failure to comply with governmental regulation and other legal obligations.

We may acquire personal or confidential information from users of our websites and mobile applications. There are numerous laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, payment card information and other consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. It is possible, however, that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or the practices of the companies. Any failure or perceived failure by us, or our service providers, to comply with the privacy policies, privacy-related obligations to users or other third parties, or privacy related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information, payment card information or other consumer data, may result in governmental enforcement actions, litigation or public statements against the company by consumer advocacy groups or others and could cause our customers and members to lose trust in the company, as well as subject us to bank fines, penalties or increased transaction costs, all of which could have an adverse effect on our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies, including Expedia, with users in Europe and increased costs of compliance. Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted.

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

Subject to the terms of a Stockholders Agreement between Mr. Diller and Liberty Interactive Corporation, Mr. Diller holds an irrevocable proxy to vote shares of Expedia stock held by Liberty. Accordingly, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty could effectively control the voting power of our capital stock. Mr. Diller, through shares he owns beneficially as well as those subject to the irrevocable proxy, controlled approximately 59% of the combined voting power of the outstanding Expedia capital stock as of December 31, 2014.

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

We are exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to our bank deposits and investments, foreign exchange risk management, insurance coverages, and letters of credit. As it relates to deposits, as of December 31, 2014, we held cash in bank depository accounts of $911 million (primarily in Bank of America, BNP Paribas, HSBC, JPMorgan Chase, Royal Bank of Canada and Standard Chartered Bank) and held time deposits of approximately $370 million at financial institutions including, Australia and New Zealand Banking Group, DBS Bank, JPMorgan Chase, Nordea, and Sumitomo Mitsui Banking Corporation. Additionally, majority-owned subsidiaries held cash of $47 million (primarily in Deutsche Bank, Industrial and Commercial Bank of China, China Construction Bank, China Merchants Bank, and Bank of China) and held time deposits of approximately $261 million at financial institutions including, Industrial and Commercial Bank of China, China Merchants Bank, Bank of China, and Bank of Communications. As it relates to foreign exchange, as of December 31, 2014, we were party to forward contracts with a notional value of approximately $633 million, the fair value of which was approximately $9 million. The counterparties to these contracts were Credit Suisse International, Standard Chartered Bank, Goldman Sachs Bank, JPMorgan Chase, Bank of America, US Bank, Barclays Bank PLC, BNP Paribas, Wells Fargo, Royal Bank of Canada, Bank of Tokyo-Mitsubishi and HSBC. We employ forward contracts to hedge a portion of our exposure to foreign currency exchange rate fluctuations. At the end of the deposit term or upon the maturity of the forward contracts, the counterparties are obligated, or potentially obligated in the case of forward contracts, to return our funds or pay us net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these time deposits or forward contracts.

In addition, due to instability in the economy we also face increased credit risk and payment delays from our non-financial contract counterparties.

We have significant long-term indebtedness, which could adversely affect our business and financial condition.

As of December 31, 2014, the face value of our long-term indebtedness totaled $1.7 billion. Risks relating to our long-term indebtedness include:

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

We cannot be sure that our intellectual property and proprietary information is protected from copying or use by others, including potential competitors.

Our websites and mobile applications rely on content, brands and technology, much of which is proprietary. We establish and protect our intellectual property by relying on a combination of trademark, copyright, trade secret and patent laws in the U.S. and other jurisdictions, license and confidentiality agreements, and internal policies and procedures. In connection with our license agreements with third parties, we seek to control access to, and the use and distribution of, our proprietary information and intellectual property. Even with these precautions, however, it may be possible for another party to copy or otherwise obtain and use our intellectual property without our authorization or to develop similar intellectual property independently. Effective trademark, copyright, patent and trade secret protection may not be available in every jurisdiction in which our services are made available, and policing unauthorized use of our intellectual property is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation or infringement of intellectual property. Any misappropriation or violation of our rights could have a material adverse effect on our business. Furthermore, we may need to go to court or other tribunals to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention.

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

Part I. Item 1B. Unresolved Staff Comments

None.

Part I. Item 2. Properties

We lease approximately 2 million square feet of office space worldwide, pursuant to leases with expiration dates through October 2023.

We lease approximately 503,000 square feet for our headquarters in Bellevue, Washington, pursuant to leases with expiration dates through October 2018. We also lease approximately 420,000 square feet of office space for our domestic operations in various cities and locations in Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Illinois, Louisiana, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New York, Oregon, Texas and Washington DC, pursuant to leases with expiration dates through May 2020.

We also lease approximately 1.2 million square feet of office space for our international operations in various cities and locations, including Argentina, Australia, Belgium, Brazil, Canada, China, Costa Rica, Czech Republic, Denmark, Finland, France, Germany, Greece, India, Indonesia, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Philippines, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates, the United Kingdom and Vietnam, pursuant to leases with expiration dates through October 2023.

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

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of Los Angeles Litigation. On December 30, 2004, the city of Los Angeles filed a purported class action in California state court against a number of online travel companies, including Hotels.com, Expedia and Hotwire. City of Los Angeles, California, on Behalf of Itself and All Others Similarly Situated v. Hotels.com, L.P. et al., No. BC326693 (Superior Court, Los Angeles County). The complaint alleges that the defendants are improperly charging and/or failing to pay hotel occupancy taxes. The complaint seeks certification of a statewide class of all California cities and counties that have enacted uniform transient occupancy-tax ordinances effective on or after December 30, 1990. The complaint alleges violation of those ordinances, violation of Section 17200 of the California Business and Professions Code, and common-law conversion. The complaint also seeks a declaratory judgment that the defendants are subject to hotel occupancy taxes on the hotel rate charged to consumers and imposition of a constructive trust on all monies owed by the defendants to the government, as well as disgorgement, restitution, interest and penalties. On April 18, 2013, the trial court held that the online travel companies are not liable to remit hotel occupancy taxes to the city of Los Angeles. The city of Los Angeles filed a notice of appeal. The California Court of Appeals has stayed this case pending review and decision by the California Supreme Court in the City of San Diego, California Litigation.

City of Chicago Litigation. On November 1, 2005, the city of Chicago, Illinois filed an action in state court against a number of online travel companies, including Hotels.com, Hotwire and Expedia. City of Chicago, Illinois v. Hotels.com, L.P., et al., No. 2005 L051003 (Circuit Court of Cook County). The complaint alleges that the defendants have failed to pay to the city the hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of that ordinance, conversion, imposition of a constructive trust and demand for a legal accounting and seeks damages, restitution, disgorgement, fines, penalties and other relief in an unspecified amount. On June 21, 2013 and subsequently on June 28, 2013, the court entered an order and a supplemental order resolving the parties pending cross motions for summary judgment. The court denied the defendant online travel companies’ motion for summary judgment and granted in part and denied in part the city of Chicago’s motion for summary judgment holding the online travel companies liable for hotel occupancy taxes. On February 28, 2014, the city of Chicago filed a motion for summary judgment on damages and penalties.

City of San Diego, California Litigation. On February 9, 2006, the city of San Diego, California filed an action in state court against a number of online travel companies, including Hotels.com, Hotwire and Expedia. City of San Diego v. Hotels.com, L.P. et al., Judicial Council Coordination Proceeding No. 4472 (Superior Court for the County of San Diego). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of that ordinance, for violation of Section 17200 of the California Business and Professions Code, conversion, imposition of a constructive trust and declaratory judgment. The complaint seeks damages and other relief in an unspecified amount. On September 6, 2011, the court granted the online travel companies’ motion for judgment granting writ of mandate, denied the city’s motion for judgment, and held that the online travel companies are not liable for hotel occupancy taxes. The city appealed. On March 5, 2014, the California Court of Appeals ruled in favor of the online travel companies. The city filed a petition for review by the California Supreme Court and, on July 30, 2014, the California Supreme Court accepted review.

City of Atlanta, Georgia Litigation. On March 29, 2006, the city of Atlanta, Georgia filed suit against a number of online travel companies, including Hotels.com, Hotwire and Expedia. City of Atlanta, Georgia v. Hotels.com, L.P., et al., 2006-CV-114732 (Superior Court of Fulton County, Georgia). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinances. The complaint asserts claims for violation of the ordinance, conversion, unjust enrichment, imposition of a constructive trust, declaratory judgment and an equitable accounting. The complaint seeks damages and other relief in an unspecified amount. Plaintiff’s first amended complaint was filed on October 23, 2009. On July 22, 2010, the court ruled on the parties’ cross-motions for summary judgment and held that online travel companies are not innkeepers required to collect and remit taxes under the Atlanta ordinance. In addition, the court issued an injunction requiring the payment of taxes going forward on the grounds that the online travel companies are third-party tax collectors. Both parties appealed. On May 16, 2011, the Georgia Supreme Court affirmed the trial court decision. On September 30, 2013, the court granted summary judgment in favor of the online travel companies on the city’s remaining common law claims for recovery of taxes, and maintained its ruling that online travel companies are not liable for past occupancy taxes. On November 25, 2013, the city filed a notice of appeal. The city’s appeal remains pending.

City of San Antonio, Texas Litigation. On May 8, 2006, the city of San Antonio filed a putative statewide class action in federal court against a number of online travel companies, including Hotels.com, Hotwire, and Expedia. See City of San Antonio, et al. v. Hotels.com, L.P., et al., SA06CA0381 (United States District Court, Western District of Texas, San Antonio Division). The complaint alleges that the defendants have failed to pay to the city hotel accommodations taxes as required by municipal ordinance. The complaint asserts claims for violation of that ordinance, common-law conversion, and declaratory judgment. The complaint seeks damages in an unspecified amount, restitution and disgorgement. On October 30, 2009, a jury verdict was entered finding that defendant online travel companies “control hotels,” and awarding approximately $15 million for historical damages against the Expedia companies. The jury also found that defendants were not liable for conversion or punitive damages. On April 4, 2013, the court entered a final judgment holding the online travel companies liable for hotel occupancy taxes to counties and cities in the statewide class. The online travel companies filed a motion for judgment as a matter of law or, in the alternative, for a new trial, and the cities filed a motion to amend the judgment regarding calculation of penalties. On February 20, 2014, the court denied the online travel companies’ motion. The cities’ motion remains pending.

Nassau County, New York Litigation. On October 24, 2006, the county of Nassau, New York filed a putative statewide class action in federal court against a number of online travel companies, including Hotels.com, Hotwire, and Expedia. Nassau County, New York, et al. v. Hotels.com, L.P., et al., (United States District Court, Eastern District of New York). The complaint alleges that the defendants have failed to pay hotel accommodation taxes as required by local ordinances to certain New York cities, counties and local governments in New York. The complaint asserts claims for violations of those ordinances, as well as claims for conversion, unjust enrichment, and imposition of a constructive trust, and seeks unspecified damages. The county subsequently dismissed its case on May 13, 2011 on the basis that the court lacked jurisdiction and re-filed in state court. County of Nassau v. Expedia, Inc., et al., (In the Supreme Court of the State of New York, County of Nassau). The defendants filed a motion to dismiss the refilled state court case. On June 13, 2012, the court denied the online travel companies’ motion to dismiss. On November 27, 2012, plaintiff filed a motion for class certification. On April 11, 2013, the court granted plaintiff’s motion for class certification. The online travel company defendants have appealed both the court’s certification order and its prior order denying their motion to dismiss. Defendants sought a stay of proceedings in the trial court pending resolution of their appeals to the Appellate Division of the Supreme Court of the State of New York, Second Judicial Department. The Appellate

Division denied that request on June 3, 2013. On September 10, 2014, the New York Supreme Court Appellate Division reversed the trial court’s order granting the plaintiff’s motion for class certification. In a separate opinion, the Appellate Division also affirmed in part and reversed in part the trial court’s denial of the online travel companies’ motion to dismiss. On October 20, 2014, the online travel companies filed a motion for leave to appeal the Appellate Division’s denial of their motion to dismiss. On October 27, 2014, plaintiff filed a motion for reargument or for leave to appeal the Appellate Division’s reversal of the trial court’s certification order. These motions remain pending.

Wake County, Buncombe County, Dare County, Mecklenburg County, North Carolina Litigation. On November 3, 2006, Wake County, North Carolina filed a lawsuit in state court against a number of online travel companies, including Hotels.com, Hotwire, and Expedia. Wake County v. Hotels.com, L.P., et al., 06 CV 016256 (General Court of Justice, Superior Court Division, Wake County). On February 1, 2007, Buncombe County, North Carolina filed a lawsuit in state court against a number of online travel companies, including Hotels.com, Hotwire, and Expedia. Buncombe County v. Hotels.com, et al., 7 CV 00585 (General Court of Justice, Superior Court Division, Buncombe County, North Carolina). On January 26, 2007, Dare County, North Carolina filed a lawsuit in state court against a number of online travel companies, including Hotels.com, Hotwire and Expedia. Dare County v. Hotels.com, L.P., et al., 07 CVS 56 (General Court of Justice, Superior Court Division, Dare County, North Carolina). On January 10, 2008, the county of Mecklenburg, North Carolina filed an individual lawsuit in state court against a number of online travel companies, including Expedia, Hotels.com, and Hotwire. County of Mecklenburg v. Hotels.com L.P., et al., (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina). The complaints allege that the defendants have failed to remit hotel accommodations taxes as required by municipal ordinance to the counties, and include claims for violation of the local ordinance, as well as claims for declaratory judgment, injunction, conversion, constructive trust, accounting, unfair and deceptive trade practices and agency. On April 4, 2007, the court consolidated the Wake County, Dare County, Buncombe County, and Mecklenburg County lawsuits. On May 9, 2007, the defendants moved to dismiss the lawsuits. On November 19, 2007, the court granted in part and denied in part defendants’ motion to dismiss. On November 1, 2010, the parties filed cross-motions for summary judgment. On December 19, 2012, the court granted defendants’ motion for summary judgment and denied plaintiffs’ motion for summary judgment. The court concluded that defendants could not properly be classified as operators of “taxable establishments” or “business[es] subject to a room occupancy tax” under any of plaintiffs’ occupancy tax ordinances or resolutions and are thus not subject to plaintiffs’ occupancy taxes. Plaintiffs appealed. On August 19, 2014, the North Carolina Court of Appeals affirmed the trial court’s conclusion that the defendant online travel companies are not liable for occupancy taxes. On September 23, 2014, plaintiffs filed a petition for discretionary review with the North Carolina Supreme Court. On December 18, 2014, the North Carolina Supreme Court denied plaintiffs’ petition.

City and County of San Francisco, California Litigation. On May 13, 2008, San Francisco instituted an audit of a number of online travel companies, including Expedia, Hotels.com, and Hotwire, for hotel occupancy taxes claimed to be due from 2000 through the third quarter of 2007. The city completed its audit and issued assessments against the online travel companies. The online travel companies challenged those assessments through an administrative process. The hearings examiner upheld that assessments. On May 9, 2009, the online travel companies, including the Expedia companies, filed a petition for writ of mandate in the California Superior Court seeking to vacate the decision of the hearing examiner and asking for declaratory relief that the online travel companies are not subject to San Francisco’s hotel occupancy tax. Expedia, Inc. v. City and County of San Francisco, et. al.; Hotels.com, Inc. v. City and County of San Francisco, et. al.; Hotwire, Inc. v. City and County of San Francisco, et. al., (Superior Court of the State of California, County of San Francisco). On June 19, 2009, the court granted the city’s demurrer on the “pay first” issue relating to pay-to-play provisions. Expedia and Hotwire’s appeal of the “pay first” decision was denied, as was Hotels.com’s appeal. The total assessed amount paid by the Expedia companies was approximately $48 million. On February 6, 2013, the court held that the online travel companies are not liable to remit hotel occupancy taxes to San Francisco. On October 10, 2013, the court entered judgment in favor of the online travel companies. On December 9, 2013, San Francisco filed a notice of appeal. San Francisco also has issued additional tax assessments against the Expedia companies in the amount of $24 million for the time period from the fourth quarter of 2007 through the fourth quarter of 2011. On May 14, 2014, the court heard oral argument on the Expedia companies’ contest of the prepayment requirement for the additional assessments and held that the Expedia companies were required to prepay in order to litigate the legality of the assessments. On May 26, 2014, the Expedia companies paid $25.5 million under protest in order to contest the additional assessments. The California Court of Appeals has stayed this case pending the California Supreme Court’s decision in the City of San Diego, California Litigation.

Pine Bluff, Arkansas Litigation. On September 25, 2009, Pine Bluff Advertising and Promotion Commission and Jefferson County filed a class action against a number of online travel companies, including Expedia, Inc., Hotels.com, and Hotwire. Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, and others similarly situated v. Hotels.com LP, et. al. CV-2009-946-5 (In the Circuit Court of Jefferson, Arkansas). The complaint alleges that defendants have failed to collect and/or pay taxes under hotel tax occupancy ordinances. The trial court denied defendants’ motion to dismiss. Plaintiffs filed a motion for class certification, which was granted on February 19, 2013. Defendants appealed the class certification decision, and on October 10, 2013 the Arkansas Supreme Court affirmed that decision.

Leon County, Florida et. al. Litigation. On November 3, 2009, Leon County and a number of other counties in Florida filed an action against a number of online travel companies, including Expedia, Inc., Hotels.com and Hotwire. Leon County, et. al. v. Expedia, Inc., et. al. Case No: 2009CA4319 (Circuit Court of the Second Judicial Circuit, Leon County, Florida). The complaint alleges that defendants have failed to collect and/or pay taxes under the county’s tourist development tax ordinances. Flagler, Alachua, Nassau, Okaloosa, Seminole, Pasco, Pinellas, Hillsborough, Lee, Charlotte, Escambia, Manatee, Saint Johns, Polk, Walton and Wakulla counties were added as plaintiffs. On April 19, 2012, the court granted the defendant online travel companies’ motion for summary judgment, denied the plaintiffs’ motion and held that online travel companies have no obligation to remit hotel occupancy taxes. On February 23, 2013, the court of appeals affirmed the trial court decision in the Leon County, Florida litigation that online travel companies are not liable for hotel occupancy taxes. Thereafter, on April 16, 2013, the court of appeals denied the counties’ request for rehearing en banc, but granted its petition for certification to the Florida Supreme Court. On September 10, 2013, the Florida Supreme Court informed the parties that it would review the decision of the court of appeals. The appeal remains pending before the Florida Supreme Court. Oral argument before the Florida Supreme Court took place on April 30, 2014.

Leon County v. Expedia, Inc., Florida Department of Revenue Litigation, et al. Litigation. On December 14, 2009, Leon County filed an action against a number of online travel companies and the State of Florida Department of Revenue for recovery of state taxes for hotel occupancy. Leon County v. Expedia, Inc., et al., Case No. 2009CA4882 (Circuit Court of the Second Judicial Circuit, Leon County, Florida). Leon County has sued the online travel companies and the Florida State Department of Revenue for failure to collect state hotel occupancy taxes. The court denied defendants’ motion to dismiss. On December 21, 2011, the Florida Department of Revenue filed a motion for summary judgment. The online travel companies also moved for summary judgment. On September 19, 2012, the court granted the online travel companies and the Florida Department of Revenue’s motions for summary judgment dismissing all claims in the case on the basis that Leon County does not have the right to seek recovery of state sales taxes. On August 16, 2013, the court of appeals affirmed the trial court’s dismissal of all claims on the basis that Leon County does not have the right to seek recovery of state taxes for hotel occupancy. On October 9, 2013, plaintiff’s motion for rehearing en banc, for certified question of great public importance and for written opinion was denied. On October 21, 2013, plaintiffs filed a petition to invoke discretionary review of the Florida Supreme Court. On December 31, 2013, the Florida Supreme Court stayed this case pending review and decision in the Leon County, Florida et. al. Litigation.

State of Montana Litigation. On November 8, 2010, the state of Montana filed suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. State of Montana Department of Revenue v. Priceline.com, Inc., et al. Case No. CD-2010-1056 (Montana First Judicial District, Lewis and Clark County). The complaint includes claims for declaratory relief, injunctive relief, violation of the Lodging Facility Use Tax Statute, violation of the Lodging Facility Sales and Use Tax Statute, violation of the Rental Vehicle Sales and Use Tax, conversion, unjust enrichment, imposition of a constructive trust, and damages. The complaint seeks unspecified damages. On December 1, 2011, the court denied defendants’ motion to dismiss. The parties filed cross-motions for summary judgment on both lodging and car rental taxes. On March 6, 2014, the court granted the online travel companies’ motion for summary judgment and denied the State of Montana’s motion for summary judgment, holding that the online travel companies are not liable for tax on their services. The State of Montana appealed to the Montana Supreme Court, which has scheduled oral argument for April 10, 2015.

District of Columbia Litigation. On March 22, 2011, the District of Columbia brought suit against a number of online travel companies, including Hotels.com, Expedia and Hotwire. District of Columbia v. Expedia, Inc., et al., Case No. 2011 CA 002117B (Superior Court of the District of Columbia). The complaint includes claims for failure to pay taxes, tax penalties, failure to file monthly returns, failure to file annual returns, and failure to state tax separately. On September 24, 2012, the court granted in part the District of Columbia’s motion for summary judgment and denied the online travel companies’ motion for summary judgment. On December 11, 2012, the court denied the online travel companies’ motion to amend the court’s order to permit immediate appeal and for a stay pending appeal. On May 14, 2013, the District of Columbia filed a motion for partial summary judgment on damages. On May 31, 2013, the defendant online travel companies filed a cross-motion for summary judgment on damages. On December 9, 2013, the court granted the online travel companies’ motion and denied the motion filed by the District of Columbia. The online travel companies and the District of Columbia appealed. Oral argument before the D.C. Court of Appeals took place on September 30, 2014.

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

Town of Breckenridge, Colorado Litigation. On July 25, 2011, the Town of Breckenridge, Colorado brought suit on behalf of itself and other home rule municipalities against a number of online travel companies, including Hotels.com, Expedia and Hotwire. Town of Breckenridge, Colorado v. Colorado Travel Company, LLC, Case No. 2011CV420 (District Court, Summit County, Colorado). The complaint includes claims for declaratory judgment, violations of municipal ordinances, conversion, civil conspiracy and unjust enrichment. The online travel companies have filed a motion to dismiss. On June 8, 2012, the court granted in part and denied in part the online travel companies’ motion to dismiss. The plaintiff moved for class certification, which was denied by the court on March 26, 2014. The parties have filed cross-motions for summary judgment, which motions remain pending.

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

City of Fargo, North Dakota Litigation. On February 25, 2013, the city of Fargo, North Dakota brought a lawsuit against a number of online travel companies, including Expedia, Hotels.com and Hotwire, for hotel occupancy taxes. City of Fargo v. Expedia, Inc., et al. (District Court, County of Cass, North Dakota). The complaint alleges claims for failure to pay taxes in violation of municipal ordinance, conversion, unjust enrichment, and injunctive relief. On July 1, 2013, the online travel company defendants filed a motion to dismiss. On November 8, 2013, the court denied defendants’ motion to dismiss. The parties have filed cross-motions for summary judgment, which motions remain pending. The case is currently scheduled for trial to begin on September 1, 2015.

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

City of Bedford Park Litigation. On April 5, 2013, a group of Illinois municipalities (City of Warrenville, Village of Bedford Park, City of Oakbrook Terrace, Village of Oak Lawn, Village of Orland Hills, City of Rockford and Village of Willowbrook) filed a putative class action in Illinois federal court against a number of online travel companies, including Expedia, Hotels.com and Hotwire. City of Warrenville, et al. v. Priceline.com, Incorporated, et al., Case No. 1:13-cv-02586 (USDC, N. D. Ill., Eastern Division). The complaint seeks certification of a class of all Illinois municipalities (broken into four alleged subclasses) that have enacted and collect a tax on the percentage of the retail rate that each consumer occupant pays for lodging, including service costs, denominated in any manner, including but not limited to occupancy tax, a hotel or motel room tax, a use tax, a privilege tax, a hotel or motel tax, a licensing tax, an accommodations tax, a rental receipts tax, a hotel operator’s tax, a hotel operator’s occupation tax, or a room rental, lease or letting tax. The complaint alleges claims for relief for declaratory judgment, violations of municipal ordinances, conversion, civil conspiracy, unjust enrichment, imposition of a constructive trust, damages and punitive damages. On July 8, 2013, the plaintiff municipalities voluntarily dismissed their federal court lawsuit and filed a similar putative class action lawsuit in Illinois state court. City of Bedford Park, et al. v. Expedia, Inc., et al. (Circuit Court of Cook County, Illinois, Chancery Division). The online travel companies removed the case to federal district court and filed a motion to dismiss plaintiffs’ common law claims, which the court granted on March 13, 2014. The plaintiffs filed a motion for class certification, which the court denied, without prejudice, on January 6, 2015.

City of Columbia, South Carolina, et al. Litigation. On July 26, 2013, the City of Columbia, South Carolina on behalf of itself and other local governments in the state of South Carolina filed a lawsuit in state court against a number of online travel companies, including the Expedia companies. City of South Carolina, et al. v. Hotelguides, Inc., et al., Case No. 2013-CP-10-4368 (In the Court of Common Pleas Ninth Judicial Circuit). The complaint alleges claims for conversion, voluntary undertaking to collect tax pursuant to hotel tax ordinances, contractual undertaking to collect taxes pursuant to hotel tax ordinances, existence or imposition of trust and/or constructive trust, unjust enrichment, demand for legal accounting, and civil conspiracy. The parties have reached a settlement in principle.

State of New Hampshire Litigation. On October 16, 2013, the State of New Hampshire filed a lawsuit against a number of online travel companies, including Hotels.com, Expedia, Hotwire and Egencia. State of New Hampshire v. Priceline.com, et al., Case No. 217-2013-CV-00613 (Merrimack Superior Court, New Hampshire). The complaint alleges claims for declaratory judgment, injunctive relief, violation of state meals and rooms tax law, violation of Consumer Protection Act, breach of fiduciary duty, accounting, conversion, unjust enrichment, assumpsit for money had and received, civil conspiracy, and constructive trust. The defendant online travel companies filed a motion to dismiss, which the court granted in part and denied in part on June 30, 2014. The case is currently scheduled for trial to begin on February 22, 2016.

Puerto Rico Litigation. On April 17, 2014, the Puerto Rico Tourism Company filed a lawsuit in federal district court against a number of online travel companies, including Expedia, Hotels.com and Hotwire. Puerto Rico Tourism Company v. Priceline.com, Incorporated, et al., Case No. 14-cv-01318 (D. Puerto Rico). The complaint alleges claims for declaratory judgment, injunctive relief, violations of the Room Tax laws, statutory negligence and fault, unjust enrichment, conversion, assumpsit for money had and received, and imposition of a constructive trust. On June 20, 2014, the defendant online travel companies filed a partial motion to dismiss the plaintiff’s common law claims for the recovery of taxes. On October 14, 2014, the court denied the online travel companies’ motion to dismiss. The case is currently scheduled for trial to begin on September 21, 2015.

Arizona Cities Litigation. Business activity privilege tax assessments were issued in 2013 by 12 Arizona cities (Apache Junction, Chandler, Flagstaff, Glendale, Mesa, Nogales, Peoria, Phoenix, Prescott, Scottsdale, Tempe and Tucson) against a number of online travel companies including Expedia, Hotels.com and Hotwire. The online travel companies petitioned for redetermination of the assessments. On May 28, 2014, the Municipal Tax Hearing Officer granted the online travel companies’ protests to the assessments and ordered the cities to abate the assessments. On August 26, 2014, the cities appealed the Hearing Officer’s decision by filing complaints and notices of appeal against the online travel companies in Arizona Tax Court. (See City of Phoenix, et al. v. Expedia, Inc., (Case No. TX2014-00471)).

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes. The states of Arkansas, Colorado, Hawaii, Kentucky, Maine, Maryland, Minnesota, Montana, New York, South Carolina, Texas and West Virginia; the cities of Phoenix, Scottsdale, Tucson, Peoria, Apache Junction, Avondale, Chandler, Glendale, Flagstaff, Mesa, Nogales, Prescott and Tempe, Arizona; Jefferson County, Arkansas; the city of North Little Rock, Arkansas; the cities of Los Angeles, San Diego, San Francisco, West Hollywood, South Lake Tahoe, Palm Springs, Monterey, Sacramento, Long Beach, Napa, Newport Beach, Oakland, Irvine, Fresno, La Quinta, Dana Point, Laguna Beach, Riverside, Eureka, La Palma, Twenty-nine Palms, Laguna Hills, Garden Grove, Corte Madera, Santa Rosa, Manhattan Beach, Huntington Beach, Ojai, Orange, Sacramento, Sunnyvale, Truckee, Walnut Creek, Bakersfield, Carlsbad, Carson, Cypress, San Bruno, Lompoc, Mammoth Lakes, Palm Springs, San Jose, Santa Barbara, Bishop, Buena Park, Milpitas, Palmdale, Santa Rosa, and Pasadena, California; the county of Monterey, California; Greenwood Village, Broomfield, Durango, Frisco, Glendale, Glenwood Springs, Golden, Greeley, Lafayette, Littleton, Longmont, Loveland, Silverthorne, Breckenridge, and Denver Colorado; the counties of Miami-Dade and Broward, Florida; the city of Chicago, Illinois; Lake County, Indiana; the cities of New Orleans and Lafayette Parish, Louisiana; Santa Fe, New Mexico; New York City, New York; Multnomah County and Portland, Oregon; and Arlington, Texas, among others, have begun or attempted to pursue formal or informal audits or administrative procedures, or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.

Actions Filed by Expedia

Broward County, Florida Litigation. On January 12, 2009, Expedia, Hotels.com, and Hotwire filed separate actions against Broward County, Florida and the Florida Department of Revenue. Expedia, Inc. et al. v. Broward County Florida, et. al., Case Nos., 37 2009 CA 000131, 37 2009 CA 000129, and 37 2009 000128 (Second Judicial Circuit Court, State of Florida, Leon County). The complaints contest the assessments against plaintiffs on the grounds that plaintiffs are not subject to the tourist development tax, among other claims. On May 13, 2009, the court consolidated all cases brought by the online travel companies for all purposes except trial on any of Broward County’s counterclaims. On July 13, 2012, the court granted the online travel companies’ motion for partial summary judgment and motion for summary judgment as to Broward County’s counterclaims and held that the online travel companies have no obligation to collect and remit hotel occupancy taxes. The court denied Broward County’s cross motion for summary judgment. Broward County filed a notice of appeal of the trial court’s decision. On February 12, 2014, the Florida Court of Appeals affirmed the trial court decision in favor of the online travel companies. This case has been stayed pending the Florida Supreme Court’s decision in the Leon County, Florida et. al. Litigation.

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

Miami-Dade County, Florida Litigation. On December 18, 2009, Expedia, Inc., Hotwire and Hotels.com brought suit against Miami-Dade for refund of hotel occupancy taxes assessed against the companies. Expedia, Inc. v. Miami-Dade County, Florida and Florida Department of Revenue, Cause No. 09CA4978 (In the Circuit Court of the Second Judicial Circuit in and for Leon County); Hotwire, Inc. v. Miami-Dade County, Cause No. 09CA4977 (In the Circuit Court of the Second Judicial Circuit in and for Leon County); Hotels.com, L.P. v. Miami-Dade County, Florida and Florida Department of Revenue, Cause No. 09CA4979 (In the Circuit Court of the Second Judicial Circuit in and for Leon County). The companies moved to dismiss Miami-Dade’s counterclaims. These cases have been consolidated with the cases brought by other online travel companies for refund of hotel occupancy taxes. Miami-Dade County’s claims were settled as a part of the Monroe class action settlement. The claims relating to tourist development tax have been dismissed. The claims relating to convention development tax remain. On September 25, 2012, the court issued an order staying all further proceedings in the case pending a final appellate determination in the Leon County, Florida et. al. Litigation.

State of Oregon Litigation. On September 27, 2013, Expedia, Hotels.com, Hotwire and other online travel companies filed a lawsuit in the Oregon Tax Court against the Oregon Department of Revenue. Expedia, Inc. et al. v. Oregon Department of Revenue, Case No. TC 5196 (Oregon Tax Court). The complaint asserts claims for declaratory judgment challenging the constitutionality of HB 2656, signed into law on July 2, 2013, which amended the state transient lodging tax statute, and the applicability of that law to amounts charged by the online travel companies for their services. The parties have filed cross-motions for summary judgment, which motions remain pending.

Osceola, Florida Litigation. On January 24, 2011, Expedia, Hotels.com and Hotwire, along with other online travel companies, filed complaints against Osceola County, Florida and the Florida Department of Revenue challenging the county’s assessment of taxes. Expedia, Inc. v. Osceola, Florida and Florida Department of Revenue, Case No. 2011 CA 000206 (In the Circuit Court of the Second Judicial Circuit, Leon County); Hotels.com, L.P. v. Osceola, Florida and Florida Department of Revenue, Case No. 2011 CA 000196 (In the Circuit Court of the Second Judicial Circuit, Leon County); Hotwire, Inc. v. Osceola, Florida and Florida Department of Revenue, Case No. 2011 CA 000202 (In the Circuit Court of the Second Judicial Circuit, Leon County). The online travel companies have asserted claims that they are not subject to the county tax ordinance, Commerce Clause violation, due process, breach of confidentiality, fundamental bias of assessment, and Internet Tax Freedom Act and Supremacy Clause violation. Defendant online travel companies have moved to dismiss the County’s counterclaims and to strike certain affirmative defenses. On August 19, 2013, the court administratively closed the case pending appellate review in the Leon County, Florida et. al. Litigation.

Hawaii Tax Court Litigation (Transient Accommodations Tax). On March 1, 2011, Expedia, Hotels.com, Hotwire and other online travel companies filed notices of appeal to the Hawaii Tax Appeal Court from notices of assessments dated February 3, 2011 for Transient Accommodation Taxes and General Excise Taxes claimed for the time period 2000 to 2011 for non-commissioned hotel room reservations. (See “Other Tax Litigation” below for discussion and information relating to General Excise Tax). In the Matter of the Appeal of Expedia, Inc., Case No. 11-1-0023; In the Matter of the Appeal of Hotels.com, LP, Case No. 11-1-0027 and In the Matter of the Appeal of Hotwire, Inc., Case No. 11-1-0026. The appeals filed by other online travel companies of their assessments were consolidated in one proceeding along with the appeals filed by the Expedia companies. On October 22, 2012, the court held that Transient Accommodation Taxes are not due on the online travel companies’ services. The court denied the Department of Taxation’s motion to reconsider on January 11, 2013. The Department of Taxation dismissed without prejudice its common law claims for the recovery of taxes. On August 19, 2013, the Department filed a notice of appeal challenging the tax court decision that online travel companies do not owe transient accommodation taxes. On December 24, 2013, the Hawaii Supreme Court agreed to accept transfer and review of the case. On October 2, 2014, Hawaii Supreme Court heard oral argument. On May 20, 2013, the Department issued final assessments against the Expedia subsidiaries, for transient accommodations tax that the state claims are due for the year 2012 totaling $41.7 million. The Department’s claim for these subsequent tax amounts has been stayed by the tax court pending appellate review. On July 18, 2014, the Department of Taxation issued final general excise tax assessments totaling $52.5 million for non-commissioned travel agency services relating to hotel reservations and car rental for tax year 2013. The online travel companies protested the assessments and requested additional support from the state of Hawaii for the numbers included in the assessments. On December 22, 2014, the court stayed these assessments pending review and decision by the Hawaii Supreme Court on prior tax assessments.

City of Portland Litigation. On February 17, 2012, the online travel companies brought suit seeking a declaration that taxes are not due to the City of Portland or Multnomah County, Oregon. Expedia, Inc. v. City of Portland, Case No. 1202-02223 (Circuit Court of the State of Oregon for the County of Multnomah). On March 30, 2012, the city and county filed a motion to dismiss on the basis that the online travel companies should be required to exhaust their administrative remedies including the payment of any taxes allegedly owed before proceeding in a lawsuit. On June 15, 2012, the court denied the city and county’s motion to dismiss and the case will proceed in court without the prepayment of the city and county’s claims for taxes. After the court granted their motion for leave to amend, the city and county filed their amended answer, affirmative defenses and counterclaims on June 11, 2013. On February 28, 2014, the city and county moved to amend their answer to assert counterclaims based on recently amended state legislation, which motion the court denied on April 3, 2014. The online travel companies filed a motion for partial summary judgment, which the court granted in part and denied in part on July 29, 2014. The claims for hotel taxes under the Portland ordinance will proceed to trial, however, the city’s common law claims will not as those claims have been dismissed. A trial date has not been set. In December 2014, the city and county issued assessments for hotel occupancy taxes for the period October 7, 2013 to December 31, 2014 based on the amended state legislation. As a pre-condition to challenging the assessments, on January 9, 2015, the Expedia companies paid $2.3 million under protest in alleged taxes, penalties and interest.

Denver, Colorado Litigation. On February 3, 2012, the City and County of Denver’s Hearing Officer issued a final decision on tax assessments against the online travel companies. On March 7, 2012, the online travel companies filed a timely notice of appeal and complaint in state court seeking relief under two separate procedural bases of appeal. Expedia, Inc., et al. v. City and County of Denver, Colorado, et al., Case No. 2012cv1446 (District Court for the City and County of Denver, Colorado). On March 12, 2013, the trial court held that the online travel companies are liable for hotel occupancy taxes to the City and County of Denver, but held that taxes may not be collected for periods prior to April 2007 due to the bar of the statute of limitations. Both the City and County of Denver and the online travel companies appealed from the trial court’s decision. On July 3, 2014, the Colorado Court of Appeals held that the online travel companies are not liable for hotel occupancy taxes. On August 14, 2014, the City and County of Denver filed a petition for writ of certiorari seeking discretionary review by the Colorado Supreme Court of the Court of Appeals’ decision. That petition, which the online travel companies have opposed, remains pending.

State of Wyoming Litigation. On February 28, 2013, the Wyoming Board of Equalization ruled that the online travel companies are liable for sales tax on their online services to the State of Wyoming. The online travel companies appealed. The Wyoming District Court certified the appeal to the Wyoming Supreme Court and on April 23, 2013, the Wyoming Supreme Court accepted review of the online travel companies’ appeal. The Wyoming Supreme Court heard oral argument regarding the online travel companies’ appeal of the Wyoming Board of Equalization ruling that online travel companies are liable for hotel occupancy taxes on November 21, 2013. On April 3, 2014, the Wyoming Supreme Court affirmed the Wyoming Board of Equalization’s ruling.

Other Tax Litigation

Hawaii Tax Court Litigation (General Excise Tax). On January 31, 2011, the online travel companies received final notices of assessment for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The companies appealed these assessments to the Hawaii tax court. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest on both the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because general excise taxes on the hotel room had already been paid for all of the years at issue. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies for their failure to file returns and pay general excise taxes. On August 12, 2013, the court further held that interest is due on such penalties. During the pendency of the tax court proceeding, the online travel companies petitioned the Hawaii Supreme Court for immediate review of the tax court’s January 11, 2013 ruling holding the companies liable for general excise tax. The Hawaii Supreme Court denied the online travel companies’ petition on April 22, 2013. The tax court proceeding subsequently concluded and on September 11, 2013, the online travel companies filed their notice of appeal. On December 24, 2013, the Hawaii Supreme Court agreed to accept transfer and review of the case and the case proceeded directly to the Hawaii Supreme Court for review and was not considered by the Hawaii Court of Appeals. On October 2, 2014, the Hawaii Supreme Court heard oral argument in the appeal. We strongly believe that the tax court ruling regarding the general excise tax is contrary to the plain language of the ordinances at issue as well as prior Hawaiian Supreme Court decisions, previous positions taken by the Hawaii Director of Taxation, and an opinion by the Attorney General of the State of Hawaii. The Department of Taxation has dismissed without prejudice its common law claims for the recovery of general excise taxes.

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

On December 9, 2013, the Department of Taxation also issued final assessments for general excise taxes against the online travel companies for non-commissioned travel agency services relating to rental cars totaling $29.2 million for the years 2000 to 2012. These assessments include a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated. On January 7, 2013, the online travel companies appealed the assessments to the Hawaii tax court. On March 12, 2014, the online travel companies requested that the tax court stay consideration of these assessments pending the decision by the Hawaii Supreme Court. On April 28, 2014, the tax court granted the online travel companies’ request that the court stay consideration of the Department of Taxation’s car rental assessments pending a decision by the Hawaii Supreme Court.

On July 18, 2014, the Department of Taxation issued final general excise tax assessments totaling $28.5 million for non-commissioned travel agency services relating to hotel reservations and car rental for tax year 2013. The online travel companies protested the assessments and requested additional support from the State for the numbers included in the assessments. On December 22, 2014, the court stayed these assessments pending review and decision by the Hawaii Supreme Court on prior tax assessments.

Non-Tax Litigation and Other Legal Proceedings

Consumer Class Action Litigation

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

Derivative Litigation

Friedman v. Expedia, Inc. et al. On December 13, 2013, a putative derivative class action was filed by a purported shareholder in the Court of Chancery of the State of Delaware. Friedman v. Expedia, Inc., et al., Case No. 9161-CS. The complaint asserts claims for breach of fiduciary duties on behalf of Expedia, and against certain current and former members of the board of directors for allegedly exceeding their authority under the Company’s shareholder-approved 2005 Stock and Annual Incentive Plan. Plaintiff seeks declaratory and equitable relief and damages. The defendants filed a motion to dismiss, which was granted on July 15, 2014, and the court dismissed the lawsuit with prejudice. Plaintiff has appealed.

Hotel Booking Practices Proceedings and Litigation

Matters Relating to Hotel Booking Practices. On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The Statement of Objections alleges that Expedia and Booking.com entered into separate agreements with IHG that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The OFT limited its investigation to a small number of companies, but stated that the investigation was likely to have wider implications for the industry within the United Kingdom. The parties proposed to address the OFT’s concerns by offering commitments, and on January 31, 2014, the OFT announced that it had formally accepted the commitments offered by the parties, with no finding of fault or liability. The commitments provide online travel companies with the right to provide non-public discounts on the rate offered for room only hotel accommodation bookings at hotels located in the United Kingdom to eligible European Economic Area resident members of the online travel companies’ closed groups. The commitments also clarify the hotels’ rights to offer discounts under the same conditions to members of their closed groups. In addition, the commitments require online travel agencies to modify their most favored nation clauses, as relevant, so as not to apply to any discounting activities covered by the commitments. The commitments were expressed to be binding on the parties through January 31, 2016. On March 31, 2014, Skyscanner Limited filed a judicial review application challenging the OFT’s January 31, 2014 decision to accept the parties’ commitments. On September 26, 2014, the United Kingdom’s Competition Appeal Tribunal (“CAT”) granted Skyscanner Limited’s appeal, quashing the OFT commitments decision and removing the legally binding effect of the commitments on Expedia and the other two parties. This judgment further requires the Competition & Markets Authority (“CMA”), the United Kingdom’s competition authority, to review the decision of its predecessor body, the OFT. The CMA did not appeal the CAT’s decision. The CMA is currently considering what further action it may take in this case and the outcome of this assessment is uncertain.

The Directorate General for Competition, Consumer Affairs and Repression of Fraud, a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, also has brought a lawsuit in France against the Expedia entities objecting to certain most favored nations clauses in contracts with French hotels. This case is scheduled to go to trial in April 2015. In addition, a number of competition authorities, such as those in Austria, China, Czech Republic, Denmark, France, Germany, Hungary, Ireland, Italy, Sweden and Switzerland, have initiated sector inquiries or investigations into competitive practices within the hotel online booking sector and, in particular, in relation to most favored nation clauses and other contractual arrangements between hotels and online travel companies, including Expedia. These investigations differ from the OFT investigation, in relation to the parties involved and the precise nature of the concerns. The outcomes of these inquiries or investigations or how our business may be affected is uncertain.

We note in this context that on December 15, 2014, the competition authorities in France, Italy and Sweden announced a proposed set of commitments offered by Booking.com to resolve the most favored nations clause cases brought by these authorities against Booking.com. The commitments offered by Booking.com are subject to a public comment period and are not currently final. In addition, the German Federal Cartel Office (“FCO”) has required another online travel company, Hotel Reservation Service (HRS), to remove its rate parity clause from its contracts with hotels. HRS appealed this decision, which the Higher Regional Court Dusseldorf rejected on January 9, 2015. If we are required to significantly modify or eliminate any most favored nation clauses in our arrangements with hotels in Europe, this may materially and adversely affect our competitive position and business in affected European territories, for example by adversely affecting our ability to offer consumers making hotel room bookings on our sites with the most competitive room rates available on other sites.

More than thirty putative class action lawsuits, which refer to the OFT’s Statement of Objections, were initiated in the United States by consumer plaintiffs alleging claims against the online travel companies, including Expedia, and several major hotel chains for alleged resale price maintenance for online hotel room reservations, including but not limited to violation of the Sherman Act, state antitrust laws, state consumer protection statutes and common law tort claims, such as unjust enrichment. The cases were consolidated and transferred to Judge Boyle in the United States District Court for the Northern District of Texas. On May 1, 2013, the plaintiffs filed their consolidated amended complaint. On July 1, 2013, the defendants filed motions to dismiss that complaint. A hearing on the defendants’ motions to dismiss took place on December 17, 2013. On February 18, 2014, the court granted defendants’ motion to dismiss, but allowed the plaintiffs the opportunity to move for leave to amend their complaint. On March 20, 2014, the plaintiffs filed their motion for leave to amend. On October 28, 2014, the court denied the plaintiffs’ motion. Plaintiffs did not appeal, thereby ending the case.

Part I. Item 4. Mine Safety Disclosures

Not applicable.

Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of January 23, 2015, there were approximately 2,810 holders of record of our common stock and the closing price of our common stock was $87.44 on Nasdaq. As of January 23, 2015, all of our Class B common stock was held by a subsidiary of Liberty.

The following table sets forth the intra-day high and low prices per share for our common stock during the periods indicated:

	High	Low
Year ended December 31, 2014
Fourth Quarter	$92.08	$70.91
Third Quarter	89.26	77.14
Second Quarter	80.49	66.93
First Quarter	81.78	62.76

	High	Low
Year ended December 31, 2013
Fourth Quarter	$69.76	$47.26
Third Quarter	66.14	45.69
Second Quarter	65.39	54.39
First Quarter	68.09	59.50

Dividend Policy

In 2014 and 2013, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Year ended December 31, 2014:
	February 5, 2014	$0.15	March 10, 2014	$19,602	March 27, 2014
	April 30, 2014	0.15	May 30, 2014	19,231	June 19, 2014
	July 30, 2014	0.18	August 27, 2014	22,944	September 17, 2014
	October 27, 2014	0.18	November 20, 2014	22,920	December 11, 2014
Year ended December 31, 2013:
	February 5, 2013	$0.13	March 11, 2013	$17,983	March 28, 2013
	April 24, 2013	0.13	May 30, 2013	17,638	June 19, 2013
	July 24, 2013	0.15	August 28, 2013	20,459	September 18, 2013
	October 28, 2013	0.15	November 21, 2013	19,680	December 12, 2013

On February 4, 2015, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.18 per share of outstanding common stock payable on March 26, 2015 to the stockholders of record as of the close of business on March 10, 2015.

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

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2014, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

A summary of the repurchase activity for the fourth quarter of 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
October 1-31, 2014	266	$86.36	266	2,279
November 1-30, 2014	—	—	—	2,279
December 1-31, 2014	513	88.47	513	1,766

Total	779	$87.75	779

In 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. As of December 31, 2014, 1.8 million shares remain authorized for repurchase under the April 2012 authorization. There is no fixed termination date for the repurchases.

Performance Comparison Graph

The graph shows a five-year comparison of cumulative total return, calculated on a dividend reinvested basis, for Expedia common stock, the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500. The graph assumes an investment of $100 in each of the above on December 31, 2009. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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

SELECTED FINANCIAL DATA

	Year Ended December 31,(1)
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$5,763,485	$4,771,259	$4,030,347	$3,449,009	$3,033,645
Operating income	517,764	366,060	431,724	479,609	500,787
Net income from continuing operations	372,950	216,358	302,979	326,341	305,497
Discontinued operations, net of taxes	—	—	(22,539)	148,262	120,063
Net income attributable to Expedia, Inc.	398,097	232,850	280,171	472,294	421,500

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$3.09	$1.73	$2.26	$2.39	$2.14
Diluted	2.99	1.67	2.16	2.34	2.09

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$3.09	$1.73	$2.09	$3.48	$2.98
Diluted	2.99	1.67	2.00	3.41	2.93

Shares used in computing earnings per share:
Basic	128,912	134,912	134,203	135,888	141,233
Diluted	133,168	139,593	139,929	138,702	144,014

Dividends declared per common share	$0.66	$0.56	$0.96	$0.56	$0.56

	December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Working deficit	$(1,262,126)	$(1,075,094)	$(367,809)	$(278,928)	$(187,792)
Total assets	9,020,538	7,739,481	7,132,746	6,505,258	6,656,922
Long-term debt(2)	1,746,787	1,249,412	1,249,345	1,249,281	1,249,221
Non-redeemable noncontrolling interest	109,462	113,521	109,129	105,303	64,159
Total stockholders’ equity	1,893,729	2,258,985	2,389,388	2,305,167	2,736,703

(1)	On December 20, 2011, we completed the spin-off of TripAdvisor. Immediately prior to the spin-off, we effected a one-for-two reverse stock split. In order to complete the spin-off, we were required to redeem the $400 million principal of our 8.5% senior notes due 2016 (“8.5% Notes”), which were legally extinguished in the first quarter of 2012. Accordingly, the results of operations and financial condition of TripAdvisor, and related debt extinguishment losses have been presented in discontinued operations for all periods presented. Further, all Expedia common stock information and related per share prices have been adjusted to reflect the reverse stock split.
(2)	Excludes the 8.5% Notes, which were included within current liabilities of discontinued operations as of December 31, 2011 and within noncurrent liabilities of discontinued operations for all prior years.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. We have created a global travel marketplace used by a broad range of leisure and corporate travelers, offline retail travel agents and travel service providers. We make available, on a stand-alone and package basis, travel products and services provided by numerous lodging properties, airlines, car rental companies, destination service providers, cruise lines and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our transaction-based websites. For additional information about our portfolio of brands, see the disclosure set forth in Part I, Item 1, Business, under the caption “Management Overview.”

All percentages within this section are calculated on actual, unrounded numbers. We have reclassified certain prior period amounts in our results of operations revenue and operating expense tables to conform to our current period presentation. There were no changes to consolidated totals.

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

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2013 and 2014 have represented years of continuing improvement for the travel industry. However, natural disasters and severe weather conditions, health-related risks such as Ebola, geopolitical conflicts, significant fluctuations in currency values, sovereign debt issues and macroeconomic concerns are examples of events that contribute to a somewhat uncertain environment, which could have a negative impact on the travel industry in the future.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2014, approximately 60% of U.S. leisure, unmanaged and corporate travel expenditures occur online, compared with approximately 50% of European travel. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions are lagging behind that of Europe, and are estimated to be in the range of 20% to 25%. These penetration rates have increased over the past few years, and are expected to continue growing, which has attracted many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (which The Priceline Group acquired in May 2013), trivago (in which Expedia acquired a majority ownership interest in March 2013) as well as TripAdvisor (which completed its conversion to a metasearch site in June 2013), introduced differentiated features, pricing and content compared with the legacy online travel agency companies. In addition, certain metasearch companies adopted or intend to adopt various forms of direct or assisted-booking tools the impact of which is currently uncertain. Furthermore, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations, licensing deals and proposed and actual acquisitions by companies such as Google. Finally, traditional consumer eCommerce and group buying websites, such as Amazon and Groupon, have been expanding their local offerings into the travel market by adding hotel offers to their sites.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model saw rapid adoption in Europe. Expedia has both merchant (Expedia Collect) and agency hotel (Hotel Collect) offerings for our hotel supply partners and we expect our use of these models to continue to evolve. During 2012, Expedia introduced the ETP program to hotel suppliers in the United States and Europe and began rolling the program out globally in 2013. ETP offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay.

Intense competition also historically led to aggressive marketing efforts by the travel suppliers and intermediaries, and a meaningful reduction in our overall marketing efficiencies and operating margins. We manage our selling and marketing spending on a brand basis at the local or regional level, making decisions in each market that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. In certain cases, particularly in emerging markets, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is lower than that for our consolidated business, but for which we still believe the opportunity to be attractive. In addition to aggressive sales and marketing efforts, our subsidiary eLong has in the past and may also increasingly in the future invest heavily in mobile product, technology and supply development as well as engage in discounting and couponing activity, which is likely to result in increasing operating losses in the Chinese market as they attempt to grow market share and remain competitive. The crowded online travel environment is now driving secondary and tertiary online travel companies to establish marketing agreements with global players in order to leverage distribution and technology capabilities while focusing resources on capturing consumer mind share.

Hotel

We generate the majority of our revenue through the marketing and distribution of hotel rooms (stand-alone and package bookings). Although our relationships with our hotel supply partners have remained broadly stable in the past few years, as part of the global rollout of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, which has negatively impacted the margin of revenue we earn per booking. In addition, as we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced and expect to continue to reduce our economics in various geographies based on local market conditions. Lastly, we have seen a higher mix of our room night growth coming from markets such as China, where our hotel margins are lower and we have implemented new customer loyalty and discount programs in order to attract and retain repeat customers. Based on these dynamics, our average revenue per room night declined in each quarter of 2012, 2013 and 2014 and we expect it to remain under pressure in the future. All of these impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth.

Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry have generally increased in a gradually improving overall travel environment. Currently occupancy rates are near 2007 peaks and there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help hoteliers with their objective of continuing to grow ADRs and tends to lead to pressure in our negotiations and terms with hoteliers. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. Recently, our reported international ADRs have also been unfavorably impacted in many regions by the strengthening U.S. dollar. We have had success adding supply to our marketplace with approximately 435,000 properties on our global websites, including eLong, as of December 31, 2014. In addition, our room night growth has been healthy, with room nights growing 27% in 2012, 23% in 2013 and 26% in 2014. ADRs for rooms booked on Expedia sites declined 2% in 2012, were essentially flat in 2013 and increased 2% in 2014.

Air

The airline sector in particular has historically experienced significant turmoil, including significant air carrier consolidation in the United States, which has generally resulted in lower overall capacity and higher fares. As the demand for travel continued to increase in 2014, air carriers have kept capacity growth relatively low. The significant decline in fuel prices in the second half of 2014 did not translate into reduced air fares, resulting in record levels of profitability for the U.S. air carriers, further strengthening their position. Ticket prices on Expedia sites remained flat in 2014 and increased 1% and 4% in 2013 and 2012, respectively. We continue to encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew.

Air ticket volumes grew by 28% in 2014 primarily due to volume driven by Brand Expedia’s marketing agreement with Travelocity along with ongoing improvements for the Brand Expedia sites themselves. Air volumes improved 9% in 2013 largely due to strong growth in corporate ticket volumes at Egencia.

From a product perspective in 2014, 70% of our revenue came from transactions involving the booking of hotel reservations, with 8% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the products we distribute and represents our best overall growth opportunity.

Advertising & Media

Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch site, in addition to Expedia Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In 2014, we generated a total of $479 million of advertising and media revenue representing 8% of total revenue, up substantially from $319 million in 2013.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. They each operate a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and help customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched new global platforms for Hotels.com and Brand Expedia, enabling us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates, for those brands. In 2013, Expedia signed an agreement to power the technology, supply, and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. The shift of Travelocity-branded sites to the Expedia technology platform was successfully completed over the course of 2014. In November 2014, Expedia completed the acquisition of Wotif Group and subsequently announced plans to shift the Wotif Group sites and operations onto the Expedia platform. In January 2015, we acquired the Travelocity brand and other associated assets from Sabre. The strategic marketing and other related agreements previously entered into were terminated. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers. Additionally, we are finding key commercial deals and acquisitions which enable us to leverage our existing technology and operations infrastructure to amplify our growth.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, a leading online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Southern Europe. Egencia, our corporate travel business, operates in more than 60 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. We also partner in a 50/50 joint venture with AirAsia — a low cost carrier serving the Asia-Pacific region — to jointly grow an online travel agency business. Although the results for the joint venture are not consolidated in our financial statements, we consider this business to be a key part of our Asia Pacific strategy. In 2014, approximately 41% of our worldwide gross bookings and 47% of worldwide revenue were through international points of sale compared to just 22% for both worldwide gross bookings and revenue in 2005. We have a goal of generating at least 65% of our revenue through businesses and points of sale outside of the United States.

During March 2013, we completed our majority acquisition of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe. trivago continues to operate independently, and plans to rapidly grow revenue through global expansion, including aggressive expansion in the United States and Canada, among other countries.

During July 2014, we completed the acquisition of Auto Escape Group, one of Europe’s leading online car rental reservation companies. Auto Escape Group has joined with the CarRentals.com brand, allowing it to expand internationally to provide our customers more choices across the globe and help our supply partners expand their marketing reach.

During November 2014, we completed the acquisition of Wotif Group, an Australian online travel company. Wotif Group adds to our collection of travel’s most trusted brands and enhances our supply in the Asia-Pacific region, while allowing Expedia to expose the Wotif Group to our world-class technology and its customers to our extensive global supply.

During January 2015, we acquired the Travelocity brand and other associated assets from Sabre. As a result of the acquisition, the strategic marketing agreement previously entered into during 2013, which joined Travelocity’s strong brand with our best-in-class booking platform, supply base, and customer service, was terminated. Evolving this relationship strengthens Expedia, Inc.’s ability to continue to innovate and deliver the best travel experiences to the widest set of travelers, all over the world.

In expanding our global reach, we leverage significant investments in technology, operations, brand building, supplier relationships and other initiatives that we have made since the launch of Expedia.com in 1996. Our scale of operations enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. We believe that our size and scale afford the company the ability to negotiate competitive rates with our supply partners, provide breadth of choice and travel deals to our traveling customers through an expanding supply portfolio and create opportunities for new value added offers for our customers such as our loyalty programs. The size of Expedia’s worldwide traveler base makes our sites an increasingly appealing channel for travel suppliers to reach customers. In addition, the sheer size of our user base and search query volume allows us to test new technologies very quickly in order to determine which innovations are most likely to improve the travel research and booking process, and then roll those features out to our worldwide audience in order to drive improvements to conversion.

New Channel Penetration. Today, the majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile/tablet applications that are receiving strong reviews and solid download trends. We believe mobile bookings via smartphones present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we have historically experienced via more traditional online booking methods.

During the last few years, customers’ behaviors and preferences on tablet devices began to show differences from trends seen on smartphones. For example, the booking window on a smartphone typically is much shorter than the emerging trend on the tablet device and historical average on a desktop or laptop. In addition, we ae seeing increasing cross-device usage among our customers, who connect ot our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe in the future mobile is likely to represent an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During 2014, more than one in five Expedia, Inc. transactions was booked globally on a mobile device.

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

Loyalty Program Accruals

We offer certain internally administered traveler loyalty programs to our customers, such as our Hotels.com Welcome Rewards program and our Brand Expedia Expedia+ rewards program. Welcome Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia+ rewards enables participating travelers to earn points on all hotel, flight, package and activities made on Expedia.com and Expedia.ca. As travelers accumulate points towards free travel products, we record a liability for the estimated future cost of redemptions. We determine the future redemption obligation based on judgment factors including: (i) the estimated cost of travel products to be redeemed, and (ii) an estimated redemption rate based on the overall accumulation and usage of points towards free travel products, which is determined through current and historical trends as well as statistical modeling techniques. The actual future cost and rate of redemptions could differ materially from our estimates.

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

We note that there are more than 7,000 taxing jurisdictions in the United States, and it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, we have obtained the advice of state and local tax experts with respect to tax laws of certain states and local jurisdictions that represent a large portion of our hotel revenue. Many of the statutes and regulations that impose hotel occupancy taxes were established before the emergence of the internet and e-commerce. Certain jurisdictions have enacted, and others may enact, legislation regarding the imposition of occupancy taxes on businesses that arrange the booking of hotel accommodations. We continue to work with the relevant tax authorities and legislators to clarify our obligations under new and emerging laws and regulations. We will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant. Additionally, certain of our businesses are involved in occupancy tax related litigation, which is discussed in Part I, Item 3, Legal Proceedings. Recent occupancy tax developments are also discussed below under the caption “Occupancy and Other Taxes.”

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

Occupancy and Other Taxes

We are currently involved in thirty lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recent developments include:

•

Wake County, Buncombe County, Dare County, Mecklenburg County, North Carolina Litigation. On December 18, 2014, the North Carolina Supreme Court denied plaintiffs’ petition for review of the lower court decision holding that online travel companies are not liable for occupancy taxes.

•	City of Bedford Park Litigation. On January 6, 2015, the court denied plaintiffs’ motion for class certification without prejudice.

For additional information on these and other legal proceedings, see Part I, Item 3, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $62 million as of December 31, 2014, and $46 million as of December 31, 2013. It is also reasonably possible that amounts paid in connection with the settlement or adjudication of these issues could include up to an additional $30 million relating to interest payments in one jurisdiction.

Certain jurisdictions, including the states of New York, North Carolina, Minnesota and Oregon, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to a number of jurisdictions, including to the state of New York, South Carolina, North Carolina, Minnesota, the District of Columbia and the city of New York, as well as certain other county and local jurisdictions.

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

On July 18, 2014, the Department of Taxation issued final general excise tax assessments totaling $28.5 million against the Expedia companies for non-commissioned travel agency services relating to hotel reservations and car rental for the tax year 2013. The Expedia companies contested these assessments and requested additional information from the Department of Taxation regarding the basis for the amounts assessed. On December 22, 2014, the tax court stayed consideration of these assessments pending review and decision by the Hawaii Supreme Court on prior assessments.

As a pre-condition to appealing the tax court rulings in the Hawaii excise tax proceedings, the Expedia companies were required pay an amount equal to taxes, penalties and interest. During 2012, we expensed $110 million, and during 2013, we expensed an additional $64 million for amounts required or expected to be paid prior to appealing the tax court’s ruling. The total amount paid by the Expedia companies in 2013 was $171 million, which was comprised of $78 million in taxes, $41 million in penalties and $52 million in interest. The ultimate resolution of these contingencies may be greater or less than the pay-to-play payments made and our estimates of additional assessments mentioned above.

San Francisco Litigation. During 2009, we paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco. The city of San Francisco subsequently issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, were contested by the Expedia companies on the basis that the court has already ruled that taxes are not due from the online travel companies and that binding precedent by the California Court of Appeals precludes the city’s claim for taxes. Although the city initially agreed, subject to documentation, that the additional assessments need not be paid and could be placed under a bond, it subsequently sought to collect the additional assessment against the Expedia companies. On May 14, 2014, the court heard oral argument on the Expedia companies’ contest of the prepayment requirement for the additional assessments and held that the Expedia companies were required to prepay in order to litigate the legality of the assessments. On May 26, 2014, the Expedia companies paid $25.5 million under protest in order to contest the additional assessments. The additional assessments were expensed during the second quarter of 2014. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation.

Other Jurisdictions. In December 2014, the City of Portland and Multnomah County, Oregon assessed certain online travel companies, including Expedia, Hotels.com and Hotwire, for hotel occupancy taxes for the period October 7, 2013 to December 31, 2014 based on recent amendments to state legislation. On January 9, 2015, as a pre-condition to challenging the assessments, the Expedia companies paid $2.3 million under protest in alleged taxes, penalties and interest. We are also in various stages of inquiry or audit with domestic and foreign jurisdiction some of which impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.

If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity.

Segments

We have two reportable segments: Leisure and Egencia. Our Leisure segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Wotif Group, Venere, eLong, trivago and Classic Vacations. Our Egencia segment provides managed travel services to corporate customers in North America, Europe, and the Asia Pacific region.

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

Gross Bookings and Revenue Margin

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	($ in millions)
Gross Bookings
Leisure	$45,298	$34,910	$30,374	30%	15%
Egencia	5,149	4,533	3,585	14%	26%

Total gross bookings	$50,447	$39,443	$33,959	28%	16%

Revenue Margin
Leisure	11.8%	12.6%	12.3%
Egencia	7.8%	8.1%	8.1%
Total revenue margin	11.4%	12.1%	11.9%

The increase in worldwide gross bookings in 2014 as compared to 2013 was primarily driven by 26% growth in hotel room nights and 28% increase in air tickets. The increase in worldwide gross bookings in 2013 as compared to 2012 was primarily driven by 23% growth in hotel room nights and 9% increase in air tickets.

Revenue margin decreased in 2014 compared to 2013 primarily due to lower revenue per room night, partially offset by the growth in advertising and media revenue. Revenue margin increased in 2013 compared to 2012 due to a favorable mix shift to our higher margin products, including hotel revenue as well as advertising and media revenue, partially offset by lower revenue per room night on our hotel product. The increase in revenue margin related to advertising and media revenue is primarily due to the 2013 acquisition of trivago, a metasearch company, which does not have associated gross bookings. However, trivago is included in revenue used to calculate total revenue margin.

Results of Operations

Revenue

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	($ in millions)
Revenue by Segment
Leisure	$5,363	$4,406	$3,739	22%	18%
Egencia	400	365	291	10%	25%

Total revenue	$5,763	$4,771	$4,030	21%	18%

In 2014, revenue increased primarily due to growth in hotel and advertising and media revenue. In 2013, revenue increased primarily due to an increase in worldwide hotel revenue as well as advertising and media revenue within our Leisure segment. Acquisitions added approximately 1% and 5% to the year-over-year growth rates in total revenue for 2014 and 2013.

Worldwide hotel revenue increased 18% in 2014 primarily due to a 26% increase in room nights stayed driven by Brand Expedia and Hotels.com, partially offset by a 6% decrease in revenue per room night. Revenue per room night decreased primarily due to efforts to expand the size and availability of the global hotel supply portfolio as well as promotional activities such as growing loyalty programs. This decline was partially offset by a 2% increase in ADRs in 2014 compared to 2013. Revenue per room night is expected to continue to decline in 2015. In addition, ADRs are expected to be negative year-over-year in 2015 primarily due to foreign exchange. Worldwide hotel revenue increased 15% in 2013 primarily due to a 23% increase in room nights stayed driven by eLong, Brand Expedia and Hotels.com, partially offset by a 7% decrease in revenue per room night. Revenue per room night decreased primarily due to efforts to expand inventory availability as well as our global supply portfolio, including contracts signed as part of our ETP program, continued hotel mix shift to Asia-Pacific and promotional activities, such as couponing and growing our loyalty programs’ membership.

Worldwide air revenue increased 22% in 2014 primarily due to a 28% increase in air tickets sold, partially offset by a 5% decrease in revenue per air ticket. Air tickets sold growth was primarily driven by Brand Expedia, including the Travelocity-branded websites. Worldwide air revenue increased 14% in 2013 primarily due to a 9% increase in air tickets sold and 4% increase in revenue per air ticket. The increase in air tickets sold primarily relates to growth at Brand Expedia and Egencia.

The remaining worldwide revenue, other than hotel and air discussed above, which includes advertising and media, car rental, destination services and fees related to our corporate travel business, increased by 29% in 2014 as compared to 2013 primarily due to strong growth in advertising and media revenue as well as growth in our travel insurance and car rental products. The remaining worldwide revenue increased by 37% in 2013 as compared to 2012 primarily through strong growth in advertising and media revenue generated by the trivago acquisition, growth in fees related to our corporate travel business as a result of the VIA Travel acquisition as well as an increase in insurance revenue.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	($ in millions)
Revenue by Business Model
Merchant	$3,749	$3,360	$3,075	12%	9%
Agency	1,535	1,092	824	41%	32%
Advertising and media	479	319	131	50%	144%

Total revenue	$5,763	$4,771	$4,030	21%	18%

The increase in merchant revenue in 2014 and 2013 was primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.

The increase in agency revenue in 2014 was primarily due to the growth in agency hotel and air. The increase in agency revenue in 2013 was primarily due to growth in our agency hotel business, corporate travel business as well as an increase in agency air revenue.

The increase in advertising and media revenue in 2014 was primarily due to strong growth in trivago and Expedia Media Solutions. The increase in advertising and media revenue in 2013 was primarily due to revenue generated by trivago.

Cost of Revenue

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	($ in millions)
Customer operations	$536	$481	$445	11%	8%
Credit card processing	414	358	281	16%	28%
Data center and other	229	199	173	16%	15%

Total cost of revenue	$1,179	$1,038	$899	14%	16%

% of revenue	20.5%	21.8%	22.3%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, supplier operations, destination supply, certain pre-purchased hotel supply, and stock-based compensation.

In 2014, the increase in cost of revenue expense was driven by $56 million of higher net credit card processing costs, including fraud and charge backs, related to growth of our merchant bookings as well as $55 million increases in customer operations expenses primarily due to an increase in transaction costs and volumes period over period.

In 2013, the increase in cost of revenue expense was primarily driven by higher net credit card processing costs, including fraud and charge backs, of $77 million related to our merchant bookings. In addition, higher customer operations expenses drove an additional $36 million of the increase driven in large part by higher headcount costs related to our VIA Travel acquisition.

Selling and Marketing

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	($ in millions)
Direct costs	$2,256	$1,714	$1,301	32%	32%
Indirect costs	552	482	420	15%	15%

Total selling and marketing	$2,808	$2,196	$1,721	28%	28%

% of revenue	48.7%	46.0%	42.7%

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

Selling and marketing expenses increased $612 million in 2014 compared to 2013 driven by increase of $542 million in direct costs, including online and offline marketing expenses. Brand Expedia, including commissions related to the Travelocity agreement, trivago and Hotels.com accounted for the majority of the total direct cost increase. In addition, higher personnel expenses of $70 million also contributed to the increase and were driven by the ramping up of hiring in the lodging supply organization, which is expected to continue into 2015, and additional personnel at trivago and certain of our core OTA brands, as well as a higher incentive compensation accrual. Acquisitions added approximately 2% to year-on-year selling and marketing expense growth.

Selling and marketing expenses increased $475 million in 2013 compared to 2012 driven by increases in direct costs of $413 million, including online and offline marketing expenses. trivago, Brand Expedia and Hotels.com accounted for the majority of the total direct cost increases. In addition, higher personnel expenses of $62 million also contributed to the increase and were driven by the addition of trivago headcount as well as increased headcount across our lodging supply organization, eLong and other Leisure brands. Acquisitions, primarily trivago, added approximately 9% to year-on-year selling and marketing expense growth.

Technology and Content

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	($ in millions)
Personnel and overhead	$370	$324	$290	14%	12%
Depreciation and amortization of technology assets	214	163	119	31%	38%
Other	102	91	76	12%	19%

Total technology and content	$686	$578	$485	19%	19%

% of revenue	11.9%	12.1%	12.0%

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

Technology and content expense increased $108 million in 2014 compared to 2013 primarily due to increased depreciation and amortization of technology assets of $51 million as well as increased personnel and overhead costs, net of capitalized salary costs, of $46 million for additional personnel to support key technology projects for Brand Expedia, eLong, our corporate technology function and trivago, as well as a higher incentive compensation accrual.

The year-over-year increase in technology and content expense of $93 million in 2013 was primarily due to higher personnel costs, net of capitalized salary costs, of $34 million for additional headcount to support key technology project for our corporate technology function, Brand Expedia and supply organization as well as increased depreciation and amortization of technology assets of $44 million.

General and Administrative

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	($ in millions)
Personnel and overhead	$277	$248	$225	12%	10%
Professional fees and other	148	129	120	15%	7%

Total general and administrative	$425	$377	$345	13%	9%

% of revenue	7.4%	7.9%	8.6%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

General and administrative expense increased $48 million in 2014 compared to 2013 due primarily to personnel and overhead expense increases of $29 million, of which additional headcount costs, including higher incentive compensation accruals, drove the majority of the total increase. Professional fees and other increased $19 million during 2014 compared to 2013 primarily due to an increase in acquisition-related expenses of $10 million as well as higher stock-based compensation of $8 million.

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

Amortization of Intangible Assets

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	($ in millions)
Amortization of intangible assets	$80	$72	$32	11%	126%
% of revenue	1.4%	1.5%	0.8%

In 2014, amortization increased $8 million compared to 2013 primarily due to amortization related to new business acquisitions, partially offset by the completion of amortization related to certain intangible assets.

In 2013, amortization increased $40 million compared to 2012 due to amortization related to new business acquisitions, including trivago in March 2013. In addition, amortization included an approximate $3 million impairment loss related to an indefinite-lived trade name in our Leisure segment.

Legal Reserves, Occupancy Tax and Other

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	($ in millions)
Legal reserves, occupancy tax and other	$42	$78	$117	(47%)	(33%)

Legal reserves, occupancy tax and other consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.

During 2014, we recognized approximately $25.5 million related to monies paid in advance of litigation in the San Francisco occupancy tax proceedings. During 2013, we recognized $64 million for amounts paid or expected to be paid in advance of litigation primarily related to penalties and interest in connection with Hawaii’s general excise tax litigation. During 2012, we recognized $110 million related to monies expected to be paid in advance of litigation related to Hawaii’s general excise tax litigation. For additional information, see Note 17 — Commitments and Contingencies in the notes to the consolidated financial statements.

Restructuring and Related Reorganization Charges

In conjunction with the migration of technology platforms and centralization of technology, supply and other operations primarily related to acquisition integration including Wotif Group, we recognized $26 million in restructuring charges during the fourth quarter ended December 31, 2014. These charges were primarily related to severance and related benefits as well as an Australian stamp duty tax that is payable to certain Australian jurisdictions related to business restructuring events. We expect an additional $10 million to $15 million of restructuring charges, most of which we expect to occur in the first half of 2015. For additional information, see Note 15 — Restructuring and Related Reorganization Charges in the notes to the consolidated financial statements.

Acquisition-related and other

During 2013, we recorded approximately $57 million of stock-based compensation to acquisition-related and other expense in connection with the trivago acquisition as well as $10 million related to the upfront consideration paid to settle a portion of an employee compensation plan of trivago. For additional information, see Note 3 — Acquisitions in the notes to the consolidated financial statements.

Operating Income

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	($ in millions)
Operating income	$518	$366	$432	41%	(15%)
% of revenue	9.0%	7.7%	10.7%

In 2014, operating income increased due to the growth in revenue, acquisition-related and other expenses in 2013 that did not recur and lower legal reserve, occupancy tax and other charges in the current year, partially offset by restructuring and related reorganization charges in 2014.

In 2013, operating income decreased primarily due to increased costs and expense in excess of revenue as described above, partially offset by the growth in revenue and lower charges related to the Hawaii excise tax litigation.

Interest Income and Expense

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	($ in millions)
Interest income	$27	$25	$26	10%	(6%)
Interest expense	(98)	(87)	(88)	12%	(0%)

Interest income increased in 2014 primarily due to higher average cash, cash equivalent and investment balances. Interest income decreased slightly in 2013 primarily due to lower average cash, cash equivalent and investment balances.

Interest expense increased in 2014 compared to 2013 primarily as a result of additional interest on the $500 million senior unsecured notes issued in August 2014.

Other, Net

Other, net is comprised of the following:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Foreign exchange rate gains (losses), net	$6	$(1)	$(16)
Equity gains (losses) of unconsolidated affiliates	3	3	(5)
Other	9	(5)	1

Total other, net	$18	$(3)	$(20)

Provision for Income Taxes

	Year ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	($ in millions)
Provision for income taxes	$92	$84	$47	9%	79%
Effective tax rate	19.7%	28.0%	13.4%

The decrease in the effective rate for 2014 compared to 2013 is primarily due to the expiration of the statute of limitations for the 2001 through 2005 federal tax years and the associated release of liabilities related to uncertain tax positions as well as non-deductible stock-based compensation recorded related to the trivago acquisition and non-deductible penalties included in the Hawaii pay-to-play assessments in 2013. Our effective tax rate for 2014 was lower than the 35% federal statutory rate due to earnings in foreign jurisdictions outside of the United States, predominately Switzerland, where our statutory income tax rate is lower as well as the release of liabilities related to uncertain tax positions.

The increase in the effective rate for 2013 compared to 2012 is primarily due to recording a valuation allowance related to deferred tax assets of certain Australian and Chinese entities in 2013 compared to the releasing of a valuation allowance related to deferred tax assets of certain French entities in 2012 as well as non-deductible charges in 2013 in connection with the trivago acquisition and Hawaii pay-to-play assessments mentioned above. In 2013, our effective tax rate was lower than the 35% federal statutory rate primarily due to earnings in jurisdictions outside the United States, partially offset by the factors affecting year-over-year comparability.

In 2012, our effective tax rate was lower than the 35% federal statutory rate primarily due to earnings in jurisdictions outside the United States as well as the release of a valuation allowance at certain French entities.

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

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $1.8 billion and $1.3 billion at December 31, 2014 and 2013, including $369 million and $360 million of cash and short-term investment balances held in wholly-owned foreign subsidiaries, which includes $190 million and $226 million related to earnings indefinitely invested outside the United States, as well as $304 million and $319 million of majority-owned subsidiaries, which is also indefinitely invested outside the United States; and our $1 billion revolving credit facility. Cumulative earnings related to undistributed earnings of certain foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled $916 million as of December 31, 2014. To date, we have permanently reinvested the majority of these foreign earnings outside of the United States and we do not intend to repatriate these earnings to fund U.S. operations. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes.

As of December 31, 2014, we maintained a $1 billion revolving credit facility of which $985 million was available. This represents the total $1 billion facility less $15 million of outstanding stand-by letters of credit (“LOC”). The revolving credit facility was amended in September 2014 to extend the maturity date to September 2019. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points, and the commitment fee on undrawn amounts at 20 basis points as of December 31, 2014.

In August 2014, we registered $500 million of senior unsecured notes that are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which will be amortized over their life. Interest is payable semi-annually in February and August of each year, beginning February 15, 2015.

Our credit ratings are periodically reviewed by rating agencies. As of December 31, 2014, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited to access to capital markets, which could have a material impact on our financial condition and results of operations.

As of December 31, 2014, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $500 million in registered senior unsecured notes due in August 2018 that bear interest at 7.456%, $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, and $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%.

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

As of December 31, 2014, we had a deficit in our working capital of $1.3 billion, compared to a deficit of $1.1 billion as of December 31, 2013. The change in deficit is primarily due to use of cash for financing and investing activities, including business acquisitions and share repurchases, partially offset by proceeds from the issuance of the $500 million 4.5% Notes issued in August 2014 and cash generated by operations during 2014.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Our capital expenditures for 2015 are expected to increase in comparison to 2014 spending levels.

Our cash flows are as follows:

	Year ended December 31,			$ Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(In millions)
Cash provided by (used in) continuing operations:
Operating activities	$1,367	$763	$1,237	$604	$(474)
Investing activities	(924)	(526)	(368)	(398)	(158)
Financing activities	48	(493)	(273)	541	(220)
Net cash provided by (used in) discontinued operations	—	14	(8)	(14)	21
Effect of foreign exchange rate changes on cash and cash equivalents	(109)	(31)	15	(78)	(46)

In 2014, net cash provided by operating activities from continuing operations increased by $604 million primarily due to increased benefits from working capital changes, higher operating income after adjusting for the impacts of depreciation and amortization as well as lower pay-to-play tax assessment payments in the current year. In 2013, net cash provided by operating activities from continuing operations decreased by $474 million primarily due to lower benefits from working capital resulting from a decrease in the rate of growth in our merchant hotel business compared to the prior year, a working capital detriment due to changes in non-merchant accounts payable as well as an increase in general excise tax assessments and income tax payments.

In 2014, cash used in investing activities from continuing operations increased $398 million primarily due to net purchases of investments of $32 million in the current period compared to cash provided by net sales and maturities of investments of $286 million in 2013 as well as a cash outflow of $5 million due to the net settlement of foreign currency forwards compared to a cash inflow of $41 million in the prior year. In 2013, cash used in investing activities from continuing operations increased $158 million primarily due to an increase of cash used for acquisitions of $342 million, an increase in capital expenditures of $73 million, which includes a 50% ownership interest in an aircraft for which we paid $25 million, partially offset by $286 million of cash provided by net sales of investments in 2013 compared to $82 million in 2012 as well as higher cash provided by the net settlement of currency forwards of $54 million.

On January 23, 2015, we acquired the Travelocity brand and other associated assets from Sabre for $280 million in cash. As a result of the acquisition, the strategic marketing and other related agreements previously entered into during 2013 were terminated.

Cash provided by financing activities from continuing operations in 2014 primarily included $493 million of net proceeds for the issuance of 4.5% Notes in August 2014 and $129 million of proceeds from the exercise of options and employee stock purchase plans as well as the issuance of treasury stock, partially offset by cash paid to acquire shares of $538 million, including the repurchased shares under the 2012 authorization discussed below, and $85 million cash dividend payment. Cash used in financing activities from continuing operations in 2013 primarily included cash paid to acquire shares of $523 million, including the repurchased shares under the 2012 authorization discussed below, as well as $76 million cash dividend payments, partially offset by $82 million of proceeds from the exercise of options and employee stock purchase plans as well as the issuance of treasury stock. Cash used in financing activities from continuing operations in 2012 primarily included cash paid to acquire shares of $418 million, including the repurchased shares under the authorizations discussed below, as well as $130 million cash dividend payments, partially offset by $241 million of proceeds from the exercise of equity awards, including the warrants discussed below.

During 2012, 2010, and 2006, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock during each of the respective years for a total of 60 million shares. Shares repurchased under the authorized programs were as follows:

	Year ended December 31,
	2014	2013	2012
Number of shares repurchased	7.0 million	9.3 million	10.7 million
Average price per share	$76.26	$55.59	$37.15
Total cost of repurchases (in millions)(1)	$537	$515	$397

(1)	Amount excludes transaction costs.

As of December 31, 2014, 1.8 million shares remain authorized for repurchase under the 2012 authorization with no fixed termination date for the repurchases. Subsequent to the end of the year, we repurchased an additional 0.5 million shares for a total cost of $44 million, excluding transaction costs, representing an average purchase price of $85.25 per share. On February 4, 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million shares of our common stock.

Our common stock dividend was $0.66 per share for 2014, $0.56 per share for 2013, and $0.96 per share for 2012. See Note 13 — Stockholders Equity in the notes to consolidated financial statements for a detail of the quarterly dividend payments by year. In addition, on February 4, 2015, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.18 per share of outstanding common stock payable on March 26, 2015 to the stockholders of record as of the close of business on March 10, 2015. Future declarations of dividends are subject to final determination by our Board of Directors.

During 2012, we issued 8.0 million shares of Expedia, Inc. common stock as a result of the exercise of 32 million privately held warrants at a weighted average exercise price of $23.91 for total proceeds to the Company of approximately $191 million. As of December 31, 2013 and 2014, we did not have any warrants outstanding.

The effect of foreign exchange on our cash balances denominated in foreign currency in 2014 showed a net change of $78 million reflecting higher depreciation in foreign currencies in the current year compared to the prior year. The effect of foreign exchange on our cash balances denominated in foreign currency in 2013 showed a net change of $46 million reflecting lower foreign-denominated cash balances and depreciation in most currencies.

In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost of availability of future borrowings, including refinancing, if any, will be available on terms acceptable to us.

Contractual Obligations and Commercial Commitments

The following table presents our material contractual obligations and commercial commitments as of December 31, 2014:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Long-term debt(1)	$2,392	$104	$209	$672	$1,407
Operating leases(2)	300	76	127	73	24
Purchase obligations(3)	85	83	2	—	—
Guarantees(4)	174	174	—	—	—
Letters of credit(4)	22	20	—	2	—

Total(5)	$2,973	$457	$338	$747	$1,431

(1)	Our 7.456% Notes, 5.95% Notes and 4.5% Notes include interest payments through maturity in 2018, 2020 and 2024, respectively, based on the stated fixed rates.
(2)	The operating leases are for office space and related office equipment. We account for these leases on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Operating lease obligations expire at various dates with the latest maturity in 2023.
(3)	Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors and marketing partners. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.
(4)

Guarantees and LOCs are commitments that represent funding responsibilities that may require our performance in the event of third-party demands or contingent events. We use our stand-by LOCs primarily for certain regulatory purposes as well as to secure payment for hotel room transactions to particular hotel properties. Of the outstanding balance of our stand-by LOCs, $15 million directly reduces the amount available to us from our revolving credit facility. The LOC amounts in the above table represent the amount of commitment expiration per period. In addition, we provide a guarantee to the aviation authorities of certain foreign countries to protect against potential non-delivery of our packaged travel services sold within those countries. These countries hold all travel agents and tour companies to the same standard. Our guarantees also include bonds relating to tax assessments that we are contesting and certain surety bonds related to various company performance obligations.
(5)	Excludes $111 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.

During March 2013, we completed the purchase of a 63% equity position in trivago. The purchase agreement contains certain put/call rights whereby we may acquire and the minority shareholders of trivago may sell to us up to 50% and 100% of the minority shares of the company at fair value during the first quarter of 2016 and 2018, respectively. Our redeemable noncontrolling interest balance was $560 million as of December 31, 2014 and has not been included within the contractual obligations table above.

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2014.

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

Interest Rate Risk

In August 2006, we issued $500 million senior unsecured notes with a fixed rate of 7.456%. In August 2010, we issued $750 million senior unsecured notes with a fixed rate of 5.95%. In August 2014, we issued $500 million senior unsecured notes with a fixed rate of 4.5%. As a result, if market interest rates decline, our required payments will exceed those based on market rates. The fair values of our 7.456% Notes, 5.95% Notes and 4.5% Notes were approximately $581 million, $840 million and $504 million as of December 31, 2014 as calculated based on quoted market prices in less active markets at year end. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our 7.456% Notes by approximately $9 million, our 5.95% Notes by approximately $20 million and our 4.5% Notes by approximately $20 million.

We maintain a $1 billion revolving credit facility, which bears interest based on market rates plus a spread determined by our credit ratings. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility. As of December 31, 2014 and 2013, we had no revolving credit facility borrowings outstanding.

We invest in investment grade corporate debt securities and, as of December 31, 2014, we had $143 million of available for sale investments. Based on a sensitivity analysis, we have determined that a hypothetical 1.00% (100 basis points) increase in bond prices would have resulted in a decrease in the fair values of our investments of approximately $1 million as of December 31, 2014. Such losses would only be realized if we sold the investments prior to maturity.

We did not experience any significant impact from changes in interest rates for the years ended December 31, 2014, 2013 or 2012.

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

To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2014 and 2013, we had a net forward asset of $9 million and $2 million included in prepaid expenses and other current assets. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.

Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $1 million based on our foreign currency forward positions (excluding the impact of forward positions economically hedging our merchant revenue exposures) and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2014. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.

During 2014, 2013 and 2012, we recorded net foreign exchange rate gains of approximately $6 million ($14 million loss excluding the contracts economically hedging our forecasted merchant revenue), $1 million ($13 million excluding the contracts economically hedging our forecasted merchant revenue), and $16 million ($7 million excluding the contracts economically hedging our forecasted merchant revenue). As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

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

Part II. Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part II. Item 9A. Controls and Procedures

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

We have audited Expedia, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Expedia, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Expedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Expedia, Inc. and our report dated February 5, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

February 5, 2015

Part II. Item 9B. Other Information

None.

Part III.

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2015 annual meeting of stockholders (the “2015 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December  31, 2014.

Part III. Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement and incorporated herein by reference.

Part III. Item 11. Executive Compensation

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2015 Proxy Statement and incorporated herein by reference.

Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement and incorporated herein by reference.

Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2015 Proxy Statement and incorporated herein by reference.

Part III. Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption “Audit Committee Report” in the 2015 Proxy Statement and incorporated herein by reference.

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

(a)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005

2.2	Separation Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	2.1	12/27/2011

2.3	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.		8-K	000-51447	2.1	12/21/2012

2.4	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.		8-K	000-51447	2.2	12/21/2012

3.1	Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	12/27/2011

3.2	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005

4.1	Amended and Restated Warrant Agreement, dated as of October 25, 2011, between Expedia, Inc. and Mellon Investor Services LLC, as equity warrant agent.		S-4/A	333-135828	4.1	10/31/2011

4.2	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006

4.3	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
4.4	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020		8-K	000-51447	4.1	08/10/2010

4.5	Indenture, dated as of August 13, 2014, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 4.500% Senior Notes due 2024		8-K	000-51447	4.1	08/18/2014

4.6	First Supplemental Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		8-K	000-51447	4.2	08/18/2014

4.7	Form of Note (included as Exhibit A to the First Supplemental Indenture in Exhibit 4.6)		8-K	000-51447	4.3	08/18/2014

10.1	Amended and Restated Governance Agreement among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	000-51447	10.1	12/27/2011

10.2	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005

10.3	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005

10.4	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.2	12/27/2011

10.5	Employee Matters Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.3	12/27/2011

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.6	Amended and Restated Credit Agreement dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; Hotwire, Inc., a Delaware corporation, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.		8-K	000-51447	10.1	09/11/2014

10.7	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007

10.8	Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		10-K	000-51447	10.11	02/09/2012

10.9*	Second Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	000-51447	Appendix A	04/30/2013

10.10*	Expedia, Inc. 2013 Employee Stock Purchase Plan		DEF14A	000-51447	Appendix B	04/30/2013

10.11*	Expedia, Inc. 2013 International Employee Stock Purchase Plan		DEF 14A	000-51447	Appendix C	04/30/2013

10.12*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.1	08/01/2014

10.13*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Domestic Employees)	X

10.14*	Form of Expedia, Inc. Stock Option Agreement (Domestic Employees)	X

10.15*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Installment Vesting)		10-Q	000-51447	10.3	04/30/2009

10.16*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Cliff Vesting)		10-Q	000-51447	10.4	04/30/2009

10.17*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements	X

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.18*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	02/19/2009

10.19*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	02/19/2009

10.20*	First Amendment of the Executed Deferred Compensation Plan, effective as of December 31, 2014	X

10.21*	Employment Agreement between Dara Khosrowshahi and Expedia, Inc., effective as of August 2, 2012		8-K	000-51447	10.1	08/03/2012

10.22*	Second Amended and Restated Expedia, Inc. Restricted Stock Unit Agreement for Dara Khosrowshahi, dated as of December 20, 2011		8-K	000-51447	10.5	12/27/2011

10.23*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005

10.24*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005

10.25*	Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective as of October 20, 2011		S-4/A	333-175828	10.17	10/24/2011

10.26*	Amendment to the Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective March 7, 2014		8-K	000-51447	10.1	03/07/2014

10.27*	Second Amendment to the Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., dated September 11, 2014		8-K	000-51447	10.1	09/12/2014

21	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1***	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.3***	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

*	Indicates a management contract or compensatory plan or arrangement.
**	Indicates reference to filing of IAC/InterActiveCorp
***	Furnished herewith

Signatures

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia, Inc.

By:	/s/ DARA KHOSROWSHAHI
Dara Khosrowshahi Chief Executive Officer

February 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 5, 2015.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

We have audited the accompanying consolidated balance sheets of Expedia, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expedia, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 5, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

February 5, 2015

Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013	2012
	(In thousands, except for per share data)
Revenue	$5,763,485	$4,771,259	$4,030,347

Costs and expenses:
Cost of revenue(1)	1,179,081	1,038,034	898,604
Selling and marketing(1)	2,808,329	2,196,145	1,721,037
Technology and content(1)	686,154	577,820	484,898
General and administrative(1)	425,373	377,078	345,354
Amortization of intangible assets	79,615	71,731	31,705
Legal reserves, occupancy tax and other	41,539	77,919	117,025
Restructuring and related reorganization charges	25,630	—	—
Acquisition-related and other(1)	—	66,472	—

Operating income	517,764	366,060	431,724

Other income (expense):
Interest income	27,288	24,779	26,396
Interest expense	(98,089)	(87,358)	(87,788)
Other, net	17,678	(2,788)	(20,275)

Total other expense, net	(53,123)	(65,367)	(81,667)

Income from continuing operations before income taxes	464,641	300,693	350,057
Provision for income taxes	(91,691)	(84,335)	(47,078)

Income from continuing operations	372,950	216,358	302,979
Discontinued operations, net of taxes	—	—	(22,539)

Net income	372,950	216,358	280,440
Net (income) loss attributable to noncontrolling interests	25,147	16,492	(269)

Net income attributable to Expedia, Inc.	$398,097	$232,850	$280,171

Amounts attributable to Expedia, Inc.:
Income from continuing operations	$398,097	$232,850	$302,710
Discontinued operations, net of taxes	—	—	(22,539)

Net income	$398,097	$232,850	$280,171

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$3.09	$1.73	$2.26
Diluted	2.99	1.67	2.16

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$3.09	$1.73	$2.09
Diluted	2.99	1.67	2.00

Shares used in computing earnings per share:
Basic	128,912	134,912	134,203
Diluted	133,168	139,593	139,929
Dividends declared per common share	$0.66	$0.56	$0.96
(1) Includes stock-based compensation as follows:
Cost of revenue	$3,921	$3,752	$3,296
Selling and marketing	18,067	16,190	13,474
Technology and content	22,100	20,465	16,073
General and administrative	40,923	33,123	31,753
Acquisition-related and other	—	56,643	—

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$372,950	$216,358	$280,440
Other comprehensive income (loss), net of tax
Currency translation adjustments and other	(164,666)	23,506	17,564
Unrealized gains (losses) on available for sale securities, net of taxes	(60)	(1,324)	1,098

Other comprehensive income (loss), net of tax	(164,726)	22,182	18,662

Comprehensive income	208,224	238,540	299,102
Less: Comprehensive income (loss) attributable to noncontrolling interests	(32,902)	(12,485)	1,559

Comprehensive income attributable to Expedia, Inc.	$241,126	$251,025	$297,543

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,402,700	$1,021,033
Restricted cash and cash equivalents	34,888	26,042
Short-term investments	355,780	325,510
Accounts receivable, net of allowance of $13,760 and $11,555	778,334	614,735
Deferred income taxes	169,269	66,130
Income taxes receivable	17,161	64,296
Prepaid expenses and other current assets	166,357	101,541

Total current assets	2,924,489	2,219,287
Property and equipment, net	553,126	480,702
Long-term investments and other assets	286,882	250,626
Deferred income taxes	10,053	14,151
Intangible assets, net	1,290,087	1,111,041
Goodwill	3,955,901	3,663,674

TOTAL ASSETS	$9,020,538	$7,739,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, merchant	$1,188,483	$1,044,259
Accounts payable, other	361,382	261,288
Deferred merchant bookings	1,761,258	1,350,319
Deferred revenue	62,206	39,746
Income taxes payable	59,661	61,874
Accrued expenses and other current liabilities	753,625	536,895

Total current liabilities	4,186,615	3,294,381
Long-term debt	1,746,787	1,249,412
Deferred income taxes	452,958	433,532
Other long-term liabilities	180,376	138,300

Commitments and contingencies
Redeemable noncontrolling interests	560,073	364,871

Stockholders’ equity:
Common stock $.0001 par value	20	19
Authorized shares: 1,600,000
Shares issued: 196,802 and 192,562
Shares outstanding: 114,267 and 116,886
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	5,892,862	5,802,140
Treasury stock — Common stock, at cost	(3,998,120)	(3,465,675)
Shares: 82,535 and 75,676
Retained earnings (deficit)	28,278	(209,218)
Accumulated other comprehensive income (loss)	(138,774)	18,197

Total Expedia, Inc. stockholders’ equity	1,784,267	2,145,464
Non-redeemable noncontrolling interest	109,462	113,521

Total stockholders’ equity	1,893,729	2,258,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,020,538	$7,739,481

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable noncontrolling interest	Total

	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2011	176,377,604	$18	12,799,999	$1	$5,474,653	55,596,673	$(2,535,219)	$(722,239)	$(17,350)	$105,303	2,305,167
Net income (excludes $485 of net income attributable to redeemable noncontrolling interest)								280,171		(216)	279,955
Other comprehensive income, net of taxes									17,372	1,290	18,662
Proceeds from exercise of equity instruments	12,877,312	1			237,994						237,995
Tax benefits on equity awards					31,367						31,367
Treasury stock activity related to vesting of equity instruments						437,991	(20,195)				(20,195)
Common stock repurchases						10,690,657	(397,376)				(397,376)
Cash dividends paid					(130,423)						(130,423)
Adjustment to the fair value of redeemable noncontrolling interests					(772)						(772)
Changes in ownership of noncontrolling interests					2,077					2,752	4,829
Stock-based compensation expense					57,545						57,545
Other					2,634						2,634

Balance as of December 31, 2012	189,254,916	19	12,799,999	1	5,675,075	66,725,321	(2,952,790)	(442,068)	22	109,129	2,389,388
Net income (excludes $7,130 of net loss attributable to redeemable noncontrolling interests)								232,850		(9,362)	223,488
Other comprehensive income, net of taxes									18,175	4,007	22,182
Proceeds from exercise of equity instruments and employee stock purchase plans	3,307,451	—			52,081						52,081
Tax benefits on equity awards					38,799						38,799
Treasury stock activity related to vesting of equity instruments						159,181	(7,993)				(7,993)
Common stock repurchases						9,259,400	(514,907)				(514,907)
Proceeds from issuance of treasury stock					15,258	(467,672)	10,015				25,273
Cash dividends paid					(75,760)						(75,760)
Adjustment to the fair value of redeemable noncontrolling interests					(26,614)						(26,614)
Changes in ownership of noncontrolling interests					6,928					9,747	16,675
Stock-based compensation expense					116,735						116,735
Other					(362)						(362)

Balance as of December 31, 2013	192,562,367	19	12,799,999	1	5,802,140	75,676,230	(3,465,675)	(209,218)	18,197	113,521	2,258,985

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable noncontrolling interest	Total

	Shares	Amount	Shares	Amount		Shares	Amount
Net income (excludes $9,690 of net loss attributable to redeemable noncontrolling interest)								398,097		(15,457)	382,640
Other comprehensive income (loss), net of taxes									(156,971)	10,465	(146,506)
Proceeds from exercise of equity instruments and employee stock purchase plans	4,064,829	1			104,598						104,599
Tax benefits on equity awards					57,132						57,132
Issuance of common stock in connection with acquisition	175,040	—			—						—
Treasury stock activity related to vesting of equity instruments						9,689	(773)				(773)
Common stock repurchases						7,040,621	(537,088)				(537,088)
Proceeds from issuance of treasury stock					14,988	(264,608)	5,416				20,404
Cash dividends paid					(84,697)						(84,697)
Adjustment to the fair value of redeemable noncontrolling interests					(99,383)			(160,601)			(259,984)
Changes in ownership of noncontrolling interests					24,090					933	25,023
Stock-based compensation expense					69,620						69,620
Other					4,374	73,464	—				4,374

Balance as of December 31, 2014	196,802,236	$20	12,799,999	$1	$5,892,862	82,535,396	$(3,998,120)	$28,278	$(138,774)	$109,462	$1,893,729

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Operating activities:
Net income	$372,950	$216,358	$280,440
Less: Discontinued operations, net of tax	—	—	(22,539)

Net income from continuing operations	372,950	216,358	302,979
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	265,817	211,744	164,247
Amortization of stock-based compensation	85,011	130,173	64,596
Amortization of intangible assets	79,615	71,731	31,705
Deferred income taxes	(79,031)	(772)	(55,120)
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	79,410	56,822	(19,904)
Realized (gain) loss on foreign currency forwards	5,481	(40,850)	12,954
Other	8,966	10,576	17,521
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(157,957)	(127,327)	(84,017)
Prepaid expenses and other current assets	(65,203)	(18,724)	(3,386)
Accounts payable, merchant	110,603	91,503	146,469
Accounts payable, other, accrued expenses and other current liabilities	271,454	(68,239)	294,466
Tax payable/receivable, net	39,971	(29,746)	51,472
Deferred merchant bookings	331,133	246,229	312,059
Deferred revenue	18,739	13,722	1,141

Net cash provided by operating activities from continuing operations	1,366,959	763,200	1,237,182

Investing activities:
Capital expenditures, including internal-use software and website development	(328,387)	(308,581)	(235,697)
Purchases of investments	(1,194,210)	(1,216,591)	(1,873,519)
Sales and maturities of investments	1,162,557	1,502,576	1,955,955
Acquisitions, net of cash acquired	(560,668)	(541,247)	(199,360)
Net settlement of foreign currency forwards	(5,481)	40,850	(12,954)
Other, net	1,932	(2,520)	(2,250)

Net cash used in investing activities from continuing operations	(924,257)	(525,513)	(367,825)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	492,894	—	—
Purchases of treasury stock	(537,861)	(522,900)	(417,571)
Proceeds from issuance of treasury stock	20,404	25,273	—
Payment of dividends to stockholders	(84,697)	(75,760)	(130,423)
Proceeds from exercise of equity awards and employee stock purchase plan	108,121	56,836	241,193
Excess tax benefit on equity awards	58,156	39,606	41,100
Other, net	(8,868)	(15,571)	(7,086)

Net cash provided by (used in) financing activities from continuing operations	48,149	(492,516)	(272,787)

Net cash provided by (used in) continuing operations	490,851	(254,829)	596,570
Net cash provided by (used in) discontinued operations	—	13,637	(7,607)
Effect of exchange rate changes on cash and cash equivalents	(109,184)	(30,936)	15,064

Net increase (decrease) in cash and cash equivalents	381,667	(272,128)	604,027
Cash and cash equivalents at beginning of year	1,021,033	1,293,161	689,134

Cash and cash equivalents at end of year	$1,402,700	$1,021,033	$1,293,161

Supplemental cash flow information
Cash paid for interest from continuing operations	$87,555	$84,136	$86,024
Income tax payments, net from continuing operations	70,339	73,439	9,632

See notes to consolidated financial statements.

Expedia, Inc.

Notes to Consolidated Financial Statements

NOTE 1 — Organization and Basis of Presentation

Description of Business

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.com™, Expedia® Affiliate Network, Classic Vacations, Expedia Local Expert, Egencia™, Expedia® CruiseShipCenters®, eLong™, Inc. (“eLong”), Venere Net SpA (“Venere”), trivago GmbH (“trivago”) and Wotif.com Holdings Limited (“Wotif Group”). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

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

We characterize our minority interest in eLong as a non-redeemable noncontrolling interest and classify it as a component of stockholders’ equity in our consolidated financial statements. Noncontrolling interests with shares redeemable at the option of the minority holders, such as trivago, have been included in redeemable noncontrolling interests. See “Redeemable Noncontrolling Interest” below for further information.

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

Collaborative Arrangement

During 2013, we entered into an exclusive, long-term strategic marketing agreement with Travelocity, whereby Expedia powered the technology platforms for Travelocity’s existing websites in the United States and Canada, while providing Travelocity access to our supply and customer services. Travelocity was focusing its efforts on promoting its brand and marketing the broad offering of travel services and supply made available through the agreement. Travelocity remained wholly-owned by Sabre Holdings Corporation (“Sabre”), and independent of Expedia, Inc. Under the terms of the agreement, Travelocity was compensated through a performance-based marketing fee related to bookings powered by Expedia made through Travelocity-branded websites in the United States and Canada. We accounted for the strategic marketing agreement under the applicable authoritative accounting guidance surrounding collaborative arrangements whereby Expedia was the principal party in the transaction with the customer. Revenue earned on the Travelocity websites was recorded as a component of Expedia’s net revenue in accordance with our revenue recognition policies and the related marketing fee was recorded as selling and marketing expense. Brand Expedia launched hotel and air products on the Travelocity-branded websites for the United States during the fourth quarter of 2013 and completed the migration of the remaining products and the Canada website during 2014.

Expedia had a variable interest in Travelocity as determined in accordance with the applicable authoritative accounting guidance. We were not the primary beneficiary as we did not have power to direct the activities that most significantly impact Travelocity’s economic performance, promoting its brand and marketing travel services. Our exposure to loss under this arrangement was primarily commercial in nature, the maximum of which could not be quantified.

On January 23, 2015, we acquired the Travelocity brand and other associated assets from Sabre for $280 million in cash. As a result of the acquisition, the strategic marketing and other related agreements were terminated. Due to the timing of the closing of this acquisition, certain disclosures, including the allocation of the purchase price, have been omitted because the initial accounting for the business combination was incomplete as of the filing date.

Cash and Cash Equivalents

Our cash and cash equivalents include cash and liquid financial instruments, including money market funds and time deposit investments, with maturities of three months or less when purchased.

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

We record investments using the equity method when we have the ability to exercise significant influence over the investee, including our investment in the AirAsia joint venture that launched in July 2011, of which we owned 50% as of December 31, 2014. Equity investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified within long-term investments and other assets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments.

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

In September 2012, we adopted the Financial Accounting Standard Board’s (“FASB”) new guidance on impairment testing of indefinite-lived intangible assets. In our evaluation of our indefinite-lived intangible assets, we first perform a qualitative assessment to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired. If so, we perform a quantitative assessment and an impairment charge is recorded for the excess of the carrying value of indefinite-lived intangible assets over their fair value. We base our measurement of fair value of indefinite-lived intangible assets, which primarily consist of trade name and trademarks, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them.

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

At December 31, 2014 and 2013, our derivative instruments primarily consisted of foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. We do not hold or issue financial instruments for speculative or trading purposes.

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

Loyalty and Points Based Offers. We offer certain internally administered traveler loyalty programs to our customers, such as our Hotels.com Welcome Rewards® program and our Brand Expedia Expedia® + rewards. Welcome Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia+ rewards enables participating travelers to earn points on all hotel, flight, package and activities made on Expedia.com and Expedia.ca. As travelers accumulate points towards free travel products, we record a liability for the estimated future cost of redemptions. We determine the future redemption obligation based on factors that require significant judgment including: (i) the estimated cost of travel products to be redeemed, and (ii) an estimated redemption rate based on the overall accumulation and usage of points towards free travel products, which is determined through current and historical trends as well as statistical modeling techniques. As of December 31, 2014 and 2013, we had a liability related to our loyalty programs of $235 million and $139 million included in accrued expenses and other liabilities.

Advertising Expense

We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2014, 2013 and 2012, our advertising expense was $1.6 billion, $1.2 billion, and $890 million. As of December 31, 2014 and 2013, we had $24 million and $16 million of prepaid marketing expenses included in prepaid expenses and other current assets.

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

Certain Risks and Concentrations

Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and payment related fraud. We also rely on global distribution system partners and third-party service providers for certain fulfillment services.

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents and corporate debt securities. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of prime institutional money market funds as well as bank (both interest and non-interest bearing) account balances denominated in U.S. dollars, euros, Australian dollar, British pound sterling, Canadian dollar and Japanese yen.

Contingent Liabilities

We have a number of regulatory and legal matters outstanding, as discussed further in Note 17 —Commitments and Contingencies. Periodically, we review the status of all significant outstanding matters to assess the potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Occupancy Tax

Some states and localities impose a transient occupancy or accommodation tax on the use or occupancy of hotel accommodations. Generally, hotels collect taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the occupancy tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In all but a limited number of jurisdictions, we do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel occupancy taxes when determined to be probable and estimable. See Note 17 — Commitments and Contingencies for further discussion.

Recent Accounting Policies Not Yet Adopted

In May 2014, the FASB issued new guidance on revenue from contracts with customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the new guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer. The update requires an entity to apply the new guidance in one of two methods: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The new guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are in the process of evaluating the impact of the adoption of this new guidance on our consolidated financial statements.

NOTE 3 — Acquisitions

2014 Acquisition Activity

In November 2014, we acquired Wotif Group, an Australian-based online travel company. The total consideration received by Wotif Group shareholders of $703 million Australian dollars (“A$”) or A$3.30 per share (approximately $612 million or $2.87 per share based on November 13, 2014 exchange rates) was comprised of A$51 million special dividend distributed by the Wotif Group to its shareholders prior to the acquisition by Expedia, Inc. and A$652 million (or approximately $568 million) in cash from Expedia, Inc. The Wotif Group adds to our collection of travel’s most trusted brands and enhances our supply in the Asia-Pacific region, while allowing Expedia to expose the Wotif Group to our world-class technology and its customers to our extensive global supply.

The aggregate purchase price consideration of $568 million was allocated to the fair value of assets acquired and liabilities assumed as follows, in thousands:

Goodwill	$350,093
Intangible assets with indefinite lives	125,762
Intangible assets with definite lives(1)	138,292
Net liabilities(2)	(43,429)
Deferred tax liabilities	(2,908)

Total	$567,810

(1)	Acquired definite-lived intangible assets primarily consist of supplier contracts and customer relationships and have estimated useful lives of between less than one year and 10 years with a weighted average life of 7.8 years.
(2)	Includes cash acquired of $36 million.

The goodwill of $350 million is primarily attributed to assembled workforce and operating synergies. The goodwill has been allocated to the Leisure segment and is expected to be deductible for tax purposes. Acquisition-related costs were expensed as incurred within general and administrative expenses and were approximately $7 million.

During 2014, we completed three other acquisitions, including a leading online car rental reservation company in Europe, for a total consideration of $85 million, which included cash paid of $77 million and existing equity interest of $7 million. As a result of these acquisitions, we acquired net liabilities of $19 million, including cash of $48 million, as well as recorded deferred tax liabilities of $17 million, $70 million in goodwill and $51 million of intangible assets with definite lives with a weighted average amortization life of 6.1 years. In conjunction with our acquisition of consolidating interest in one of the companies, we remeasured our previously held equity interest to fair value at the acquisition date and recognized a gain of $3 million in other, net during the period.

Business combination accounting is preliminary and subject to revision while we accumulate all relevant information regarding the fair values of net assets acquired, and any change to the fair value of net assets acquired would be expected to lead to a corresponding change to the amount of goodwill recorded on a retroactive basis. The results of operations of the acquired companies, including the Wotif Group, have been included in our consolidated results from the transaction closing dates forward; the effect on consolidated revenue and operating income during 2014 was not significant. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results.

2013 Acquisition Activity

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

As a result of the acquisition, we expensed $66 million to acquisition-related and other on the consolidated statements of operations during 2013, which included approximately $57 million in stock-based compensation related to the issuance of the 875,200 shares of common stock as the issuance was determined separate from the business combination and was not contingent upon any future service or other certain event except the passage of time as well as approximately $10 million for the amount paid to settle a portion of the employee compensation plan of trivago, which was considered separate from the business combination. The stock-based compensation expense was measured using the closing price of Expedia, Inc. common stock as of the acquisition date multiplied by the number of shares to be issued. Acquisition-related costs were expensed as incurred and were not significant. The aggregate purchase price consideration was $570 million, which included the cash paid to shareholders of trivago of $554 million as well as $15 million for replaced employee stock-based awards of the acquiree. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows, in thousands:

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

The fair value of the 37% noncontrolling interest was estimated to be $344 million at the time of acquisition based on the fair value per share, excluding the control premium. The control premium was derived directly based on the additional consideration paid to certain shareholders in order to obtain control. The additional consideration was determined to be the best estimate to represent the control premium as it was a premium paid only to the controlling shareholders. In addition, the purchase agreement contains certain put/call rights whereby we may acquire and the minority shareholders of trivago may sell to us up to 50% and 100% of the minority shares of the company at fair value during the first quarter of 2016 and 2018, respectively. As the noncontrolling interest is redeemable at the option of the minority holders, we classified the balance as redeemable noncontrolling interest with future changes in the fair value above the initial basis recorded as charges or credits to retained earnings (or additional paid-in capital in absence of retained earnings). The put/call arrangement includes certain rollover provisions that, if triggered, would cause the minority shares to be treated as though they become mandatorily redeemable, and to be reclassified as a liability at the time such trigger becomes certain to occur. For further information on redeemable noncontrolling interest, see Note 12 — Redeemable Noncontrolling Interests.

trivago’s results of operations have been included in our consolidated results from the transaction closing date forward. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results. During 2013, the acquisition accounted for approximately 4% of consolidated revenue for the year.

2012 Acquisition Activity

During 2012, we acquired VIA Travel, a travel management company in the Nordics. The following table summarizes the allocation of the purchase price, in thousands:

Goodwill	$129,156
Intangible assets with definite lives(1)	111,864
Net liabilities(2)	(28,913)

Total	$212,107

(1)	Primarily consist of customer and supplier relationship assets with a weighted average life of 8.1 years.
(2)	Includes cash acquired of $13 million.

The results of operations of the acquired business has been included in our consolidated results from the transaction closing date forward; the effect on consolidated revenue and operating income during 2012 was not significant.

NOTE 4 — Discontinued Operations

On December 20, 2011, we completed the spin-off of TripAdvisor, which included its flagship brand as well as 18 other travel media brands. The indenture governing our $400 million aggregate principal amount of the 8.5% senior notes due 2016 (the “8.5% Notes”) contained certain covenants that could have restricted implementation of the spin-off. On December 20, 2011, prior to consummation of the spin-off, we gave “Notice of Redemption” to the bondholders, the effect of which was the bonds became due and payable on the redemption date, which was defined as 30 days after the Notice of Redemption, at the redemption price. The 8.5% Notes were fully redeemed on January 19, 2012, the redemption date, for approximately $450 million. In connection with the redemption, we incurred a pre-tax loss from early extinguishment of debt of approximately $38 million (or $24 million net of tax), which included an early redemption premium of $33 million and the write-off of $5 million of unamortized debt issuance and discount costs. This loss was recorded within discontinued operations in the first quarter of 2012, as that was the period in which the bonds were legally extinguished. During 2013, we received an income tax refund of $14 million related to the tax benefit for extinguishment, which was included within cash provided by discontinued operations in our consolidated statement of cash flows for the period.

NOTE 5 — Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$161,059	$161,059	$—
Time deposits	298,968	—	298,968
Restricted cash:
Time deposits	19,980	—	19,980
Derivatives:
Foreign currency forward contracts	9,176	—	9,176
Investments:
Time deposits	312,762	—	312,762
Corporate debt securities	142,575	—	142,575

Total assets	$944,520	$161,059	$783,461

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

As of December 31, 2014 and 2013, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of December 31, 2014, we had $43 million of short-term and $100 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million. As of December 31, 2013, we had $67 million of short-term and $133 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses both of $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments. Additionally, we have time deposits classified as restricted cash to fulfill the requirement of an aviation authority of a certain foreign country to protect against the potential non-delivery of travel services in that country. Of the total time deposits, $261 million and $283 million as of December 31, 2014 and 2013 related to balances held by our majority-owned subsidiaries.

We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. As of December 31, 2014, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $633 million. We had a net forward asset of $9 million and $2 million recorded in prepaid expenses and other current assets as of December 31, 2014 and 2013. We recorded $10 million, $47 million, and $(21) million in net gains (losses) from foreign currency forward contracts in 2014, 2013 and 2012.

NOTE 6 — Property and Equipment, Net

Our property and equipment consists of the following:

	December 31,
	2014	2013
	(In thousands)
Capitalized software development	$1,041,924	$787,526
Computer equipment	209,328	178,319
Furniture and other equipment	146,780	129,856
Leasehold improvements	135,372	121,084

	1,533,404	1,216,785
Less: accumulated depreciation	(1,011,085)	(781,477)
Projects in progress	30,807	45,394

Property and equipment, net	$553,126	$480,702

As of December 31, 2014 and 2013, our recorded capitalized software development costs, net of accumulated amortization, were $366 million and $325 million. For the years ended December 31, 2014, 2013 and 2012, we recorded amortization of capitalized software development costs of $185 million, $139 million, and $100 million, most of which is included in technology and content expenses.

NOTE 7 — Goodwill and Intangible Assets, Net

The following table presents our goodwill and intangible assets as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Goodwill	$3,955,901	$3,663,674
Intangible assets with indefinite lives	976,638	875,688
Intangible assets with definite lives, net	313,449	235,353

	$5,245,988	$4,774,715

Impairment Assessments. We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that impairment may have occurred. As of October 1, 2014 and 2013, we had no impairments to goodwill but recorded a $3 million impairment charge for both periods related to an indefinite-lived trade name within our Leisure segment, which was included in intangible amortization during the year ended December 31, 2014 and 2013.

Goodwill. The following table presents the changes in goodwill by reportable segment:

	Leisure	Egencia	Total
	(In thousands)
Balance as of January 1, 2013	$2,822,388	$193,282	$3,015,670
Additions	636,445	—	636,445
Foreign exchange translation	10,190	1,369	11,559

Balance as of December 31, 2013	3,469,023	194,651	3,663,674
Additions	418,408	—	418,408
Foreign exchange translation	(87,854)	(38,327)	(126,181)

Balance as of December 31, 2014	$3,799,577	$156,324	$3,955,901

In 2014 and 2013, the additions to goodwill relate primarily to our acquisitions as described in Note 3 — Acquisitions.

As of December 31, 2014 and 2013, accumulated goodwill impairment losses in total were $2.5 billion, which is associated with Leisure.

Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.

Intangible Assets with Definite Lives. The following table presents the components of our intangible assets with definite lives as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Supplier relationships	$357,022	$(200,257)	$156,765	$258,973	$(186,625)	$72,348
Technology	257,045	(216,841)	40,204	253,371	(190,479)	62,892
Customer lists	110,302	(29,225)	81,077	93,412	(23,884)	69,528
Affiliate agreements	157,540	(154,825)	2,715	159,110	(154,209)	4,901
Other	298,493	(265,805)	32,688	286,287	(260,603)	25,684

Total	$1,180,402	$(866,953)	$313,449	$1,051,153	$(815,800)	$235,353

Amortization expense was $80 million, $72 million and $32 million for the years ended December 31, 2014, 2013 and 2012. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2014, assuming no subsequent impairment of the underlying assets, is as follows, in thousands:

2015	$86,753
2016	56,781
2017	42,161
2018	35,123
2019	24,997
2020 and thereafter	67,634

Total	$313,449

NOTE 8 — Debt

The following table sets forth our outstanding debt:

	December 31,
	2014	2013
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,485	749,412
4.5% senior notes due 2024, net of discount	497,302	—

Long-term debt	$1,746,787	$1,249,412

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at December 31, 2014 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $750 million in registered senior unsecured notes outstanding at December 31, 2014 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

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

The 7.456%, 5.95% and 4.5% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 22 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. Accrued interest related to the Notes was $39 million and $31 million as of December 31, 2014 and 2013.

The approximate fair value of 7.456% Notes was approximately $581 million and $587 million as of December 31, 2014 and 2013. The approximate fair value of 5.95% Notes was approximately $840 million and $816 million as of December 31, 2014 and 2013. The approximate fair value of 4.5% Notes was approximately $504 million as of December 31, 2014. These fair values were based on quoted market prices in less active markets (Level 2 inputs).

Credit Facility

Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes. In September 2014, we amended the revolving credit facility to, among other things, extend the maturity date of the facility to September 2019. As of December 31, 2014 and 2013, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 20 basis points as of December 31, 2014. The facility contains covenants including maximum leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of December 31, 2014 and 2013, there was $15 million and $19 million of outstanding stand-by LOCs issued under the facility.

NOTE 9 — Employee Benefit Plans

Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $36 million, $28 million and $22 million for the years ended December 31, 2014, 2013 and 2012.

NOTE 10 — Stock-Based Awards and Other Equity Instruments

Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2014, we had approximately 8 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.

The following table presents a summary of our stock option activity:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance as of January 1, 2012	14,798	$17.96
Granted	5,586	36.36
Exercised	(3,582)	13.31
Cancelled	(1,566)	23.47

Balance as of December 31, 2012	15,236	25.24
Granted	4,016	65.29
Exercised	(2,730)	18.10
Cancelled	(1,095)	37.87

Balance as of December 31, 2013	15,427	36.03
Granted	4,113	78.70
Exercised	(3,804)	25.66
Cancelled	(1,301)	53.69

Balance as of December 31, 2014	14,435	49.33	4.1	$520,360

Exercisable as of December 31, 2014	5,636	30.92	2.4	306,808

Vested and expected to vest after December 31, 2014	10,985	51.90	4.9	368,851

The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2014, based on our closing stock price of $85.36 as of the last trading date in 2014. The total intrinsic value of stock options exercised was $208 million, $117 million and $109 million for the years ended December 31, 2014, 2013 and 2012.

During the three years ended December 31, 2014, 2013 and 2012, we awarded stock options as our primary form of stock-based compensation. The fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 were estimated at the date of grant using the Black-Scholes option-pricing model, assuming the following weighted average assumptions:

	2014	2013	2012
Risk-free interest rate	1.13%	0.71%	0.64%
Expected volatility	42.97%	44.81%	53.13%
Expected life (in years)	4.04	4.07	4.00
Dividend yield	0.76%	0.80%	1.04%
Weighted-average estimated fair value of options granted during the year	$25.80	$21.96	$13.96

RSUs, which are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests, were our primary form of stock-based award prior to 2009. Our RSUs generally vest over three or four-years, but may accelerate in certain circumstances, including certain changes in control.

The following table presents a summary of RSU activity:

	RSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of January 1, 2012	2,282	21.47
Granted	602	32.07
Vested and released	(1,382)	21.02
Cancelled	(284)	22.82

Balance as of December 31, 2012	1,218	29.57
Granted	216	63.04
Vested and released	(480)	23.29
Cancelled	(522)	86.10

Balance as of December 31, 2013	432	50.64
Granted	108	80.94
Vested and released	(159)	45.90
Cancelled	(44)	55.52

Balance as of December 31, 2014	337	61.97

The total market value of shares vested and released during the years ended December 31, 2014, 2013 and 2012 was $12 million, $29 million and $62 million. Included in RSUs outstanding at January 1, 2012 were 400,000 of RSUs awarded to our Chief Executive Officer, for which vesting was tied to achievement of performance targets. These awards vested and were released during 2012.

In 2014, 2013 and 2012, we recognized total stock-based compensation expense of $85 million, $130 million and $65 million. The total income tax benefit related to stock-based compensation expense was $20 million, $17 million and $19 million for 2014, 2013 and 2012.

Cash received from stock-based award exercises for the years ended December 31, 2014 and 2013 was $101 million and $54 million. Our employees that held IAC vested stock options prior to the IAC/InterActiveCorp (“IAC”) spin-off in August 2005 received vested stock options in both Expedia and IAC. In addition, our employees that held vested Expedia options prior to the TripAdvisor spin-off on December 20, 2011 received vested stock options in both Expedia and TripAdvisor. As these IAC and TripAdvisor stock options are exercised, we receive a tax deduction. Total current income tax benefits during the years ended December 31, 2014 and 2013 associated with the exercise of IAC, TripAdvisor and Expedia stock-based awards held by our employees were $69 million and $52 million.

As of December 31, 2014, there was approximately $152 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 3.0 years.

During 2012, we issued 8.0 million shares of Expedia, Inc. common stock as a result of the exercise of 32 million privately held warrants at a weighted average exercise price of $23.91 for total proceeds to the Company of approximately $191 million. As of December 31, 2013 and 2014, we did not have any warrants outstanding.

Employee Stock Purchase Plan

During 2013, we implemented our 2013 Employee Stock Purchase Plan (“ESPP”), which allows shares of our common stock to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. Eligible employees are allowed to contribute up to 10% of their base compensation. During 2014 and 2013, approximately 102,000 shares and 69,000 shares were purchased under this plan for an average price of $68.70 per share and $46.31 per share. As of December 31, 2014, we have reserved approximately 1.3 million shares of our common stock for issuance under the ESPP.

NOTE 11 — Income Taxes

The following table summarizes our U.S. and foreign income (loss) from continuing operations before income taxes:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
U.S.	$176,820	$26,888	$(20,097)
Foreign	287,821	273,805	370,154

Total	$464,641	$300,693	$350,057

Provision for Income Taxes

The following table summarizes our provision for income taxes from continuing operations:

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
Current income tax expense:
Federal	$120,541	$38,209	$56,501
State	6,645	(402)	(24)
Foreign	43,536	47,300	45,721

Current income tax expense	170,722	85,107	102,198

Deferred income tax (benefit) expense:
Federal	$(47,390)	$12,371	$(33,724)
State	(2,419)	445	578
Foreign	(29,222)	(13,588)	(21,974)

Deferred income tax (benefit) expense:	(79,031)	(772)	(55,120)

Income tax expense	$91,691	$84,335	$47,078

We reduced our current income tax payable by $69 million, $52 million and $64 million for the years ended December 31, 2014, 2013 and 2012 for tax deductions attributable to stock-based compensation.

Deferred Income Taxes

As of December 31, 2014 and 2013, the significant components of our deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Provision for accrued expenses	$71,546	$54,986
Loyalty rewards reserve	84,373	49,310
Occupancy tax reserve	22,813	18,222
Net operating loss and tax credit carryforwards	49,091	33,979
Stock-based compensation	39,344	33,262
Other	39,952	28,224

Total deferred tax assets	307,119	217,983
Less valuation allowance	(50,748)	(32,942)

Net deferred tax assets	$256,371	$185,041

Deferred tax liabilities:
Prepaid merchant bookings and prepaid expenses	$(61,737)	$(62,082)
Intangible assets	(386,979)	(392,002)
Investment in subsidiaries	(1,320)	(7,913)
Unrealized gains	(5,783)	(8,999)
Property and equipment	(73,010)	(65,215)
Other	(1,178)	(2,081)

Total deferred tax liabilities	$(530,007)	$(538,292)

Net deferred tax liability	$(273,636)	$(353,251)

As of December 31, 2014, we had federal, state, and foreign net operating loss carryforwards (“NOLs”) of approximately $5 million, $13 million and $185 million. If not utilized, the federal and state NOLs will expire at various times between 2015 and 2033. Foreign NOLs of $134 million may be carried forward indefinitely, and foreign NOLs of $51 million will expire at various times between 2016 and 2034.

As of December 31, 2014, we had a valuation allowance of approximately $51 million related to certain NOL carryforwards for which it is more likely than not the tax benefit will not be realized. The valuation allowance increased by $18 million from the amount recorded as of December 31, 2013 due to the recording of a valuation allowance on cumulative foreign net operating losses for which realization is no longer certain, predominantly at certain Australian and Chinese entities. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

We have not provided deferred income taxes on taxable temporary differences related to investments in certain foreign subsidiaries where the foreign subsidiary has or will invest undistributed earnings indefinitely outside of the United States. The total amount of such undistributed earnings was $916 million as of December 31, 2014, which approximates the related taxable temporary difference. In the event we distribute such earnings in the form of dividends or otherwise, we may be subject to income taxes. Further, a sale of these subsidiaries may cause these temporary differences to become taxable. Due to complexities in tax laws, uncertainties related to the timing and source of any potential distribution of such earnings, and other important factors such as the amount of associated foreign tax credits, it is not practicable to estimate the amount of unrecognized deferred taxes on these taxable temporary differences.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate

A reconciliation of amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes to total income tax expense is as follows:

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
Income tax expense at the federal statutory rate of 35%	$162,624	$105,243	$122,520
Foreign tax rate differential	(81,371)	(87,729)	(78,094)
State income taxes, net of effect of federal tax benefit	2,720	3,994	1,280
Unrecognized tax benefits and related interest	(1,625)	12,096	16,038
Change in valuation allowance	13,914	19,167	(11,838)
Pay-to-play penalties	1,322	14,404	—
trivago acquisition stock-based compensation	—	19,825	—
Other, net	(5,893)	(2,665)	(2,828)

Income tax expense	$91,691	$84,335	$47,078

Our effective tax rate in 2014, 2013 and 2012 was lower than the 35% federal statutory income tax rate due to earnings in foreign jurisdictions, primarily Switzerland, where the statutory income tax rate is lower.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2014	2013	2012
		(In thousands)
Balance, beginning of year	$109,712	$102,305	$81,682
Increases to tax positions related to the current year	28,416	21,899	20,453
Increases to tax positions related to prior years	4,469	5,064	4,837
Decreases to tax positions related to prior years	—	(3,732)	(304)
Reductions due to lapsed statute of limitations	(23,709)	(4,134)	(5,061)
Settlements during current year	—	(8,957)	(607)
Interest and penalties	(8,327)	(2,733)	1,305

Balance, end of year	$110,561	$109,712	$102,305

As of December 31, 2014, we had $111 million of gross unrecognized tax benefits, $86 million of which, if recognized, would affect the effective tax rate. As of December 31, 2013, we had $110 million of gross unrecognized tax benefits, $85 million of which, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2014 and 2013, total gross interest and penalties accrued was $6 million and $15 million, respectively. In connection with our unrecognized tax benefits, we recognized interest (benefit) expense in 2014, 2013 and 2012 of $(8) million, $(3) million and $1 million.

The Company is routinely under audit by federal, state, local and foreign income tax authorities. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The statute of limitations for federal income taxes for the years 2001 through 2005, when Expedia filed as part of IAC/InterActiveCorp’s consolidated group, expired on July 1, 2014. As a result, previously unrecognized tax benefits, including interest, totaling $25.6 million were recognized in 2014 in continuing operations. The IRS is currently examining Expedia’s U.S. consolidated federal income tax returns for the periods ended December 31, 2009 through December 31, 2010. The statute of limitations for periods ending December 31, 2009 through December 31, 2010 has been extended to December 31, 2015.

NOTE 12 — Redeemable Noncontrolling Interests

We have noncontrolling interests in majority owned entities, which are carried at fair value as the noncontrolling interests contain certain rights, whereby we may acquire and the minority shareholders may sell to us the additional shares of the companies. A reconciliation of redeemable noncontrolling interest for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year ended December 31,
	2014	2013	2012
Balance, beginning of the period	$364,871	$13,473	$13,952
Acquisition of redeemable noncontrolling interest	—	343,984	—
Purchase of subsidiary shares at fair value	—	(14,923)	—
Net income (loss) attributable to noncontrolling interests	(9,690)	(7,130)	485
Fair value adjustments	259,984	26,614	772
Currency translation adjustments and other	(55,092)	2,853	(1,736)

Balance, end of period	$560,073	$364,871	$13,473

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

NOTE 13 — Stockholders’ Equity

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

Preferred Stock

As of December 31, 2014 and 2013, we have no preferred stock outstanding.

Share Repurchases

During 2012, 2010, and 2006, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock during each of the respective years for a total of 60 million shares. Shares repurchased under the authorized programs were as follows:

	Year ended December 31,
	2014	2013	2012
Number of shares repurchased	7.0 million	9.3 million	10.7 million
Average price per share	$76.26	$55.59	$37.15
Total cost of repurchases (in millions)(1)	$537	$515	$397

(1)	Amount excludes transaction costs.

As of December 31, 2014, 1.8 million shares remain authorized for repurchase under the 2012 authorization with no fixed termination date for the repurchases. Subsequent to the end of the year, we repurchased an additional 0.5 million shares for a total cost of $44 million, excluding transaction costs, representing an average purchase price of $85.25 per share. On February 4, 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million shares of our common stock.

Dividends on our Common Stock

In 2014, 2013 and 2012, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Year ended December 31, 2014:
	February 5, 2014	$0.15	March 10, 2014	$19,602	March 27, 2014
	April 30, 2014	0.15	May 30, 2014	19,231	June 19, 2014
	July 30, 2014	0.18	August 27, 2014	22,944	September 17, 2014
	October 27, 2014	0.18	November 20, 2014	22,920	December 11, 2014
Year ended December 31, 2013:
	February 5, 2013	$0.13	March 11, 2013	$17,983	March 28, 2013
	April 24, 2013	0.13	May 30, 2013	17,638	June 19, 2013
	July 24, 2013	0.15	August 28, 2013	20,459	September 18, 2013
	October 28, 2013	0.15	November 21, 2013	19,680	December 12, 2013
Year ended December 31, 2012:
	February 9, 2012	$0.09	March 12, 2012	$12,204	March 30, 2012
	April 25, 2012	0.09	May 30, 2012	12,205	June 19, 2012
	July 25, 2012	0.13	August 28, 2012	18,061	September 18, 2012
	October 24, 2012	0.13	November 16, 2012	17,658	December 7, 2012
	December 7, 2012	0.52	December 17, 2012	70,295	December 28, 2012

In addition, on February 4, 2015, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.18 per share of outstanding common stock payable on March 26, 2015 to the stockholders of record as of the close of business on March 10, 2015. Future declarations of dividends are subject to final determination by our Board of Directors.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income, net of tax for 2014 and 2013 is primarily comprised of accumulated foreign currency translation adjustments.

Net gains and losses recognized and reclassified out of accumulated other comprehensive income were immaterial during 2014, 2013 and 2012.

Non-redeemable Noncontrolling Interests

As of December 31, 2014 and 2013, our ownership interest in eLong was approximately 64% and 65%. Amounts paid in excess of the respective noncontrolling interest were recorded to additional paid-in capital. The following table shows the effects of the changes in noncontrolling interest on our equity for the respective periods, in thousands:

	2014	2013	2012
Net income attributable to Expedia, Inc.	$398,097	$232,850	$280,171
Transfers (to) from the noncontrolling interest due to:
Net increase in Expedia, Inc.’s paid-in capital for newly issued eLong shares and other equity activity	24,090	6,928	2,077

Net transfers from noncontrolling interest	24,090	6,928	2,077

Change from net income attributable to Expedia, Inc. and transfers from noncontrolling interest	$422,187	$239,778	$282,248

NOTE 14 — Earnings Per Share

Basic Earnings Per Share

Basic earnings per share was calculated for the years ended December 31, 2014, 2013 and 2012 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow.

Diluted Earnings Per Share

For the years ended December 31, 2014, 2013 and 2012, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of RSUs using the treasury stock method, and (iii) other stock-based commitments.

The following table presents our basic and diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Income from continuing operations attributable to Expedia, Inc.	$398,097	$232,850	$302,710

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$3.09	$1.73	$2.26
Diluted	2.99	1.67	2.16

Weighted average number of shares outstanding:
Basic	128,912	134,912	134,203

Dilutive effect of:
Options to purchase common stock	4,149	4,495	4,383
Warrants to purchase common stock	—	—	800
Other dilutive securities	107	186	543

Diluted	133,168	139,593	139,929

Outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive were approximately four million for both 2014 and 2013 and approximately one million during 2012.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 15 — Restructuring and Related Reorganization Charges

In conjunction with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to integrations including the Wotif Group, we recognized $26 million in restructuring and related reorganization charges during the fourth quarter ended December 31, 2014. We expect an additional $10 million to $15 million of restructuring charges, most of which we expect to occur in the first half of 2015.

The following table summarizes the restructuring and related reorganization activity for the year ended December 31, 2014:

	Employee Severance and Benefits	Other	Total
	(In thousands)
Accrued liability as of January 1, 2014	$—	$—	$—
Charges	10,783	14,847	25,630
Payments	(572)	(540)	(1,112)
Non-cash items	(94)	(649)	(743)

Accrued liability as of December 31, 2014	$10,117	$13,658	$23,775

The majority of the other charges in the above table relate to Australian stamp duty tax that is payable to certain Australian jurisdictions related to business restructuring events.

NOTE 16 — Other Income (Expense)

Other, net

The following table presents the components of other, net:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Foreign exchange rate gains (losses), net	$6,069	$(473)	$(16,179)
Equity gains (losses) on unconsolidated affiliates	2,743	2,909	(5,163)
Noncontrolling investment basis adjustment	2,783	—	—
Other	6,083	(5,224)	1,067

Total	$17,678	$(2,788)	$(20,275)

NOTE 17 — Commitments and Contingencies

Letters of Credit, Purchase Obligations and Guarantees

We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2014:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Purchase obligations	$85,060	$83,170	$1,890	$—	$—
Guarantees	174,126	174,126	—	—	—
Letters of credit	22,077	19,794	277	1,783	223

	$281,263	$277,090	$2,167	$1,783	$223

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

Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no material claims made against any stand-by LOCs during the years ended December 31, 2014, 2013 and 2012.

In addition, our redeemable noncontrolling interest in trivago contains certain put/call rights whereby we may acquire and the minority shareholders may sell to us the minority shares of the company. See Note 3 —Acquisitions for further information.

Lease Commitments

We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2023. For the years ended December 31, 2014, 2013 and 2012, we recorded rental expense of $96 million, $84 million and $70 million.

The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2014, in thousands:

Year ending December 31,
2015	$75,629
2016	66,315
2017	61,138
2018	48,292
2019	24,211
2020 and thereafter	24,421

$300,006

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

Litigation Relating to Hotel Occupancy Taxes. Eighty-eight lawsuits have been filed by cities, counties and states involving hotel occupancy and other taxes. Thirty lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, thirty-seven of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-three dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $62 million as of December 31, 2014 and $46 million as of December 31, 2013. It is also reasonably possible that amounts paid in connection with the settlement or adjudication of these issues could include up to an additional $30 million related to interest payments in one jurisdiction. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. Other than as discussed above, an estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

Pay-to-Play. Certain jurisdictions may assert that we are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances. This prepayment of contested taxes is referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest.

Hawaii (General Excise Tax). On January 31, 2011, the online travel companies received final notices of assessment from the Hawaii Department of Taxation for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The online travel companies appealed these assessments to the Hawaii tax court. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest both on the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because tax amounts on the hotel room had already been paid for all of the years at issue. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies for their failure to file returns and pay general excise taxes. On August 12, 2013, the court further held that interest is due on such penalties. During the pendency of the tax court proceeding, the online travel companies petitioned the Hawaii Supreme Court for immediate review of the tax court’s ruling holding the companies liable for general excise tax. The Hawaii Supreme Court denied the online travel companies’ petition on April 22, 2013. The tax court proceeding subsequently concluded and on September 11, 2013, the online travel companies filed their notice of appeal. On December 24, 2013, the Hawaii Supreme Court agreed to accept transfer and review of the case. On October 2, 2014, the Hawaii Supreme Court heard oral argument in the appeal. The case is now before the Hawaii Supreme Court for decision.

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

On July 18, 2014, the Department of Taxation issued final general excise tax assessments totaling $28.5 million against the Expedia companies for non-commissioned travel agency services relating to hotel reservations and car rental for the tax year 2013. The Expedia companies contested these assessments and requested additional information from the Department of Taxation regarding the basis for the amounts assessed. On December 22, 2014, the court stayed those assessments pending review and decision by the Hawaii Supreme Court.

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

Other Jurisdictions. In December 2014, the City of Portland and Multnomah County, Oregon assessed certain online travel companies, including Expedia, Hotels.com and Hotwire, for hotel occupancy taxes for the period October 7, 2013 to December 31, 2014 based on recent amendments to state legislation. On January 9, 2015, as a pre-condition to challenging the assessments, the Expedia companies paid $2.3 million under protest in alleged taxes, penalties and interest. We are also in various stages of inquiry or audit with domestic and foreign tax authorities, some of which impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.

The ultimate resolution of these contingencies may be greater or less than the pay-to-play payments made and our estimates of additional assessments mentioned above.

Matters Relating to Hotel Booking Practices. On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The parties voluntarily proposed to address the OFT’s investigation by offering formal commitments. On January 31, 2014, the OFT announced that it had formally accepted the commitments offered by the parties, with no finding of fault or liability. On March 31, 2014, Skyscanner Limited filed a judicial review application challenging the OFT’s January 31, 2014 decision. On September 26, 2014, the United Kingdom’s Competition Appeal Tribunal (“CAT”) granted Skyscanner Limited’s appeal, quashing the OFT commitments decision and removing the legally binding effect of the commitments on Expedia and the other two parties. This judgment further requires the Competition & Markets Authority (“CMA”), the United Kingdom’s competition authority, to review the decision of its predecessor body, the OFT. The CMA did not appeal the CAT’s decision. The CMA is currently considering what further action it may take in this case and the outcome of this assessment is uncertain. Expedia continues to believe the commitments it voluntarily gave to the OFT, and which specify certain hotel room discounting rights for online travel companies, represent a sensible and balanced outcome to the OFT’s three year investigation. We therefore intend to continue to apply these commitments pending further developments.

The Directorate General for Competition, Consumer Affairs and Repression of Fraud, a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, also has brought a lawsuit in France against the Expedia entities objecting to certain most favored nations clauses in contracts with French hotels. This case is scheduled to go to trial in April 2015. In addition, a number of competition authorities, such as those in Austria, China, Czech Republic, Denmark, France, Germany, Hungary, Ireland, Italy, Sweden and Switzerland, have initiated sector inquiries or investigations into competitive practices within the hotel online booking sector and, in particular, in relation to most favored nation clauses and other contractual arrangements between hotels and online travel companies, including Expedia. These investigations differ from the OFT investigation, in relation to the parties involved and the precise nature of the concerns. The outcomes of these inquiries or investigations or how our business may be affected is uncertain.

We note in this context that on December 15, 2014, the competition authorities in France, Italy and Sweden announced a proposed set of commitments offered by Booking.com to resolve the most favored nations clause cases brought by these authorities against Booking.com. The commitments offered by Booking.com are subject to a public comment period and are not currently final. In addition, the German Federal Cartel Office (“FCO”) has required another OTA, Hotel Reservation Service (“HRS”), to remove its rate parity clause from its contracts with hotels. HRS appealed this decision, which the Higher Regional Court Düsseldorf rejected on January 9, 2015. If we are required to significantly modify or eliminate any most favored nation clauses in our arrangements with hotels in Europe, this may materially and adversely affect our competitive position and business in affected European territories, for example by adversely affecting our ability to offer consumers making hotel room bookings on our sites with the most competitive room rates available on other sites.

More than thirty putative class action lawsuits, which refer to the OFT’s Statement of Objections, were initiated in the United States by consumer plaintiffs alleging claims against the online travel companies, including Expedia, and several major hotel chains for alleged resale price maintenance for online hotel room reservations, including but not limited to violation of the Sherman Act, state antitrust laws, state consumer protection statutes and common law tort claims, such as unjust enrichment. The cases were consolidated and transferred to Judge Boyle in the United States District Court for the Northern District of Texas. On February 18, 2014, the court granted defendants’ motion to dismiss, but allowed the plaintiffs the opportunity to move for leave to amend their complaint. On March 20, 2014, the plaintiffs filed their motion for leave to amend. On October 28, 2014, the court denied the plaintiffs’ motion. Plaintiffs did not appeal, thereby ending the case.

NOTE 18 — Related Party Transactions

Mr. Diller, our Chairman of the Board of Directors and Senior Executive, through shares he owns beneficially as well as those subject to an irrevocable proxy granted by Liberty Interactive Corporation (“Liberty”), controlled approximately 59% of the combined voting power of the outstanding Expedia capital stock as of December 31, 2014. Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty could effectively control the voting power of our capital stock.

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

TripAdvisor, Inc. As a result of changes in the ownership and governance structures of TripAdvisor that occurred during 2012 and 2013 as disclosed above, we no longer separately disclose transactions with TripAdvisor in our financial statements as related party transactions.

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

In addition, in conjunction with the IAC spin-off, we entered into a joint ownership and cost sharing agreement with IAC, under which IAC transferred to us 50% ownership in an airplane, which is available for use by both companies. In February 2013, Expedia and IAC completed the purchase of an additional aircraft in which each company has a 50% ownership interest. We paid $25 million (50% of the total purchase price and refurbishment costs) for our interest. In August 2013, the airplane was placed in service and is being depreciated over 10 years. We share equally in fixed and nonrecurring costs for both planes; direct operating costs are pro-rated based on actual usage. As of December 31, 2014 and 2013, the net basis in our ownership interest in both planes was $36 million and $38 million recorded in long-term investments and other assets. In 2014, 2013 and 2012, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplanes were nominal.

Liberty Interactive Corporation. Based on information filed with the Securities and Exchange Commission, Liberty USA Holdings, LLC, a wholly owned subsidiary of Liberty, holds 10.5 million shares of Expedia, Inc. common stock and 12.8 million shares of Expedia, Inc. Class B common stock, which shares are subject to the irrevocable proxy described above. In addition, pursuant to an Amended and Restated Governance Agreement among Expedia, Liberty Interactive and Mr. Diller dated December 20, 2011 (the “Governance Agreement”), Liberty Interactive has the right to nominate up to a number of directors equal to 20% of the total number of the directors on the Board (rounded up to the next whole number if the number of directors on the Board is not an even multiple of five) for election to the Board and has certain other rights regarding committee participation, so long as certain stock ownership requirements applicable to Liberty are satisfied.

During 2014 and 2013, we issued 264,608 shares and 467,672 shares of common stock from treasury stock to Liberty at a price per share of $77.11 and $54.04 and an aggregate value of approximately $20 million and $25 million pursuant to and in accordance with the preemptive rights as detailed by the Governance Agreement with Liberty.

NOTE 19 — Segment Information

We have two reportable segments: Leisure and Egencia. Our Leisure segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Venere, eLong, trivago, Wotif Group and Classic Vacations. Our Egencia segment provides managed travel services to corporate customers in North America, Europe, and the Asia Pacific region.

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

Corporate also includes unallocated corporate functions and expenses. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense, restructuring and related reorganization charges, legal reserves, occupancy tax and other, and other items excluded from segment operating performance in Corporate. Such amounts are detailed in our segment reconciliation below.

The following tables present our segment information for the years ended December 31, 2014, 2013 and 2012. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2014
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$5,363,781	$399,704	$—	$5,763,485

Adjusted EBITDA	$1,363,944	$59,777	$(398,933)	$1,024,788
Depreciation	(136,121)	(18,876)	(110,820)	(265,817)
Amortization of intangible assets	—	—	(79,615)	(79,615)
Stock-based compensation	—	—	(85,011)	(85,011)
Legal reserves, occupancy tax and other	—	—	(41,539)	(41,539)
Restructuring and related reorganization charges			(25,630)	(25,630)
Realized gain on revenue hedges	(9,412)	—	—	(9,412)

Operating income (loss)	$1,218,411	$40,901	$(741,548)	517,764

Other expense, net				(53,123)

Income from continuing operations before income taxes				464,641
Provision for income taxes				(91,691)

Net income				372,950
Net loss attributable to noncontrolling interests				25,147

Net income attributable to Expedia, Inc.				$398,097

	Year ended December 31, 2013
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$4,406,336	$364,923	$—	$4,771,259

Adjusted EBITDA	$1,177,298	$58,953	$(357,528)	$878,723
Depreciation	(104,632)	(14,949)	(92,163)	(211,744)
Amortization of intangible assets	—	—	(71,731)	(71,731)
Stock-based compensation	—	—	(130,173)	(130,173)
Acquisition-related and other	—	—	(9,829)	(9,829)
Legal reserves, occupancy tax and other	—	—	(77,919)	(77,919)
Realized gain on revenue hedges	(11,267)	—	—	(11,267)

Operating income (loss)	$1,061,399	$44,004	$(739,343)	366,060

Other expense, net				(65,367)

Income from continuing operations before income taxes				300,693
Provision for income taxes				(84,335)

Net income				216,358
Net loss attributable to noncontrolling interests				16,492

Net income attributable to Expedia, Inc.				$232,850

	Year ended December 31, 2012
	Leisure	Egencia	Corporate	Total
	(In thousands)
Revenue	$3,738,955	$291,392	$—	$4,030,347

Adjusted EBITDA	$1,073,226	$53,207	$(323,558)	$802,875
Depreciation	(74,982)	(12,031)	(77,234)	(164,247)
Amortization of intangible assets	—	—	(31,705)	(31,705)
Stock-based compensation	—	—	(64,596)	(64,596)
Legal reserves, occupancy tax and other	—	—	(117,025)	(117,025)
Realized loss on revenue hedges	6,422	—	—	6,422

Operating income (loss)	$1,004,666	$41,176	$(614,118)	431,724

Other expense, net				(81,667)

Income from continuing operations before income taxes				350,057
Provision for income taxes				(47,078)

Income from continuing operations				302,979
Discontinued operations, net of taxes				(22,539)

Net income				280,440
Net income attributable to noncontrolling interests				(269)

Net income attributable to Expedia, Inc.				$280,171

Geographic Information

The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue
United States	$3,046,520	$2,510,162	$2,226,856
All other countries	2,716,965	2,261,097	1,803,491

	$5,763,485	$4,771,259	$4,030,347

The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
	(In thousands)
Property and equipment, net
United States	$446,044	$398,384
All other countries	107,082	82,318

	$553,126	$480,702

NOTE 20 — Valuation and Qualifying Accounts

The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees.

Description	Balance of Beginning of Period	Charges to Earnings	Charges to Other Accounts(1)	Deductions	Balance at End of Period
	(In thousands)
2014
Allowance for doubtful accounts	$11,555	$11,176	$440	$(9,411)	$13,760
Other reserves	15,891				25,258

2013
Allowance for doubtful accounts	$10,771	$6,706	$3,410	$(9,332)	$11,555
Other reserves	11,195				15,891

2012
Allowance for doubtful accounts	$7,959	$3,479	$585	$(1,252)	$10,771
Other reserves	11,114				11,195

(1)	Charges to other accounts primarily relates to amounts acquired through acquisitions and net translation adjustments.

NOTE 21 — Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Year ended December 31, 2014
Revenue	$1,355,978	$1,712,504	$1,494,632	$1,200,371
Operating income (loss)(1)	94,706	296,836	129,220	(2,998)
Net income (loss) attributable to Expedia, Inc.	65,969	257,059	89,373	(14,304)

Basic earnings (loss) per share(2)	$0.52	$2.01	$0.69	$(0.11)
Diluted earnings (loss) per share(2)	0.50	1.94	0.67	(0.11)

Year ended December 31, 2013
Revenue	$1,152,015	$1,401,860	$1,205,017	$1,012,367
Operating income (loss)	138,711	238,691	94,286	(105,628)
Net income (loss) attributable to Expedia, Inc.	94,717	170,859	71,500	(104,226)

Basic earnings (loss) per share(2)	$0.72	$1.25	$0.52	$(0.77)
Diluted earnings (loss) per share(2)	0.70	1.22	0.51	(0.77)

(1)	During the fourth quarter of 2014, we recognized $26 million related to restructuring and related reorganization charges.
(2)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

NOTE 22 — Guarantor and Non-Guarantor Supplemental Financial Information

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

We revised the condensed consolidating statement of cash flows for the year ended December 31, 2013 to reclassify certain transfers from related parties more appropriately classified as financing activities from operating activities between the Guarantor and Non-Guarantor Subsidiaries. There was no impact to the consolidated statement of cash flows, or to total cash flows of the Guarantors and Non-Guarantor subsidiaries, as a result of these changes.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$4,500,723	$1,389,979	$(127,217)	$5,763,485

Costs and expenses:
Cost of revenue	—	898,647	274,788	5,646	1,179,081
Selling and marketing	—	1,913,719	1,027,798	(133,188)	2,808,329
Technology and content	—	472,762	213,159	233	686,154
General and administrative	—	243,793	181,228	352	425,373
Amortization of intangible assets	—	1,848	77,767	—	79,615
Legal reserves, occupancy tax and other	—	41,539	—	—	41,539
Restructuring and related reorganization charges	—	5,020	20,610	—	25,630
Intercompany (income) expense, net	—	666,675	(666,415)	(260)	—

Operating income	—	256,720	261,044	—	517,764

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	455,831	282,769	—	(738,600)	—
Other, net	(91,569)	34,223	4,223	—	(53,123)

Total other income (expense), net	364,262	316,992	4,223	(738,600)	(53,123)

Income before income taxes	364,262	573,712	265,267	(738,600)	464,641
Provision for income taxes	33,835	(110,929)	(14,597)	—	(91,691)

Net income	398,097	462,783	250,670	(738,600)	372,950
Net loss attributable to noncontrolling interests	—	—	25,147	—	25,147

Net income attributable to Expedia, Inc.	$398,097	$462,783	$275,817	$(738,600)	$398,097

Comprehensive income attributable to Expedia, Inc.	$398,097	$463,075	$118,554	$(738,600)	$241,126

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$—	$3,849,746	$970,087	$(48,574)	$4,771,259

Costs and expenses:
Cost of revenue	—	797,801	235,753	4,480	1,038,034
Selling and marketing	—	1,492,370	756,767	(52,992)	2,196,145
Technology and content	—	399,763	178,052	5	577,820
General and administrative	—	216,551	160,594	(67)	377,078
Amortization of intangible assets	—	3,042	68,689	—	71,731
Acquistion-related and other	—	—	66,472	—	66,472
Legal reserves, occupancy tax and other	—	77,919	—	—	77,919
Intercompany (income) expense, net	—	731,867	(731,867)	—	—

Operating income	—	130,433	235,627	—	366,060

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	285,456	234,869	—	(520,325)	—
Other, net	(83,006)	7,394	10,245	—	(65,367)

Total other income (expense), net	202,450	242,263	10,245	(520,325)	(65,367)

Income before income taxes	202,450	372,696	245,872	(520,325)	300,693
Provision for income taxes	30,400	(81,170)	(33,565)	—	(84,335)

Net income	232,850	291,526	212,307	(520,325)	216,358
Net loss attributable to noncontrolling interests	—	—	16,492	—	16,492

Net income attributable to Expedia, Inc.	$232,850	$291,526	$228,799	$(520,325)	$232,850

Comprehensive income attributable to Expedia, Inc.	$232,850	$290,857	$247,643	$(520,325)	$251,025

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$—	$3,490,462	$546,204	$(6,319)	$4,030,347

Costs and expenses:
Cost of revenue	—	719,121	178,010	1,473	898,604
Selling and marketing	—	1,271,163	458,565	(8,691)	1,721,037
Technology and content	—	355,567	129,860	(529)	484,898
General and administrative	—	220,360	123,566	1,428	345,354
Amortization of intangible assets	—	6,444	25,261	—	31,705
Legal reserves, occupancy tax and other	—		117,025	—	117,025
Intercompany (income) expense, net	—	692,325	(692,325)	—	—

Operating income	—	108,457	323,267	—	431,724

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	356,110	336,173	—	(692,283)	—
Other, net	(83,306)	(25,079)	26,718	—	(81,667)

Total other income (expense), net	272,804	311,094	26,718	(692,283)	(81,667)

Income before income taxes	272,804	419,551	349,985	(692,283)	350,057
Provision for income taxes	29,906	(60,245)	(16,739)	—	(47,078)

Income from continuing operations	302,710	359,306	333,246	(692,283)	302,979
Discontinued operations, net of taxes	(22,539)	—	—	—	(22,539)

Net income	280,171	359,306	333,246	(692,283)	280,440
Net income attributable to noncontrolling interests	—	—	(269)	—	(269)

Net income attributable to Expedia, Inc.	$280,171	$359,306	$332,977	$(692,283)	$280,171

Comprehensive income attributable to Expedia, Inc.	$280,171	$359,921	$349,734	$(692,283)	$297,543

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS

Total current assets	$189,203	$3,938,831	$1,064,981	$(2,268,526)	$2,924,489
Investment in subsidiaries	4,689,302	1,338,089	—	(6,027,391)	—
Intangible assets, net	—	637,986	652,101	—	1,290,087
Goodwill	—	2,436,533	1,519,368	—	3,955,901
Other assets, net	7,082	583,782	259,197	—	850,061

TOTAL ASSETS	$4,885,587	$8,935,221	$3,495,647	$(8,295,917)	$9,020,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$1,245,071	$3,707,638	$1,502,432	$(2,268,526)	$4,186,615
Long-term debt	1,746,787	—	—	—	1,746,787
Other liabilities	—	516,365	116,969	—	633,334
Redeemable noncontrolling interests	—	—	560,073	—	560,073
Stockholders’ equity	1,893,729	4,711,218	1,316,173	(6,027,391)	1,893,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,885,587	$8,935,221	$3,495,647	$(8,295,917)	$9,020,538

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS

Total current assets	$155,368	$2,970,417	$986,293	$(1,892,791)	$2,219,287
Investment in subsidiaries	4,622,473	1,454,747	—	(6,077,220)	—
Intangible assets, net	—	639,834	471,207	—	1,111,041
Goodwill	—	2,436,533	1,227,141	—	3,663,674
Other assets, net	4,069	538,572	202,838	—	745,479

TOTAL ASSETS	$4,781,910	$8,040,103	$2,887,479	$(7,970,011)	$7,739,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$1,273,513	$2,970,916	$942,743	$(1,892,791)	$3,294,381
Long-term debt	1,249,412	—	—	—	1,249,412
Other liabilities	—	432,877	138,955	—	571,832
Redeemable noncontrolling interests	—	—	364,871	—	364,871
Stockholders’ equity	2,258,985	4,636,310	1,440,910	(6,077,220)	2,258,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,781,910	$8,040,103	$2,887,479	$(7,970,011)	$7,739,481

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$1,027,571	$339,388	$1,366,959

Investing activities:
Capital expenditures, including internal-use software and website development	—	(281,696)	(46,691)	(328,387)
Purchases of investments	—	(913,205)	(281,005)	(1,194,210)
Sales and maturities of investments	—	861,744	300,813	1,162,557
Acquisitions, net of cash acquired	—	—	(560,668)	(560,668)
Other, net	—	(2,805)	(744)	(3,549)

Net cash used in investing activities from continuing operations	—	(335,962)	(588,295)	(924,257)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	492,894	—	—	492,894
Purchases of treasury stock	(537,861)	—	—	(537,861)
Proceeds from issuance of treasury stock	20,404			20,404
Payment of dividends to stockholders	(84,697)	—	—	(84,697)
Proceeds from exercise of equity awards and employee stock purchase plan	104,598	—	3,523	108,121
Transfers (to) from related parties	(53,494)	(287,394)	340,888	—
Other, net	58,156	(2,124)	(6,744)	49,288

Net cash provided by (used in) financing activities from continuing operations	—	(289,518)	337,667	48,149

Effect of exchange rate changes on cash and cash equivalents	—	(64,798)	(44,386)	(109,184)

Net increase in cash and cash equivalents	—	337,293	44,374	381,667
Cash and cash equivalents at beginning of year	—	606,683	414,350	1,021,033

Cash and cash equivalents at end of year	$—	$943,976	$458,724	$1,402,700

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$305,174	$458,026	$763,200

Investing activities:
Capital expenditures, including internal-use software and website development	—	(243,428)	(65,153)	(308,581)
Purchases of investments	—	(932,011)	(284,580)	(1,216,591)
Sales and maturities of investments	—	1,193,948	308,628	1,502,576
Acquisitions, net of cash acquired	—	—	(541,247)	(541,247)
Other, net	—	40,850	(2,520)	38,330

Net cash provided by (used in) investing activities from continuing operations	—	59,359	(584,872)	(525,513)

Financing activities:
Purchases of treasury stock	(522,900)	—	—	(522,900)
Proceeds from issuance of treasury stock	25,273	—	—	25,273
Payment of dividends to stockholders	(75,760)	—	—	(75,760)
Proceeds from exercise of equity awards and employee stock purchase plan	52,134	—	4,702	56,836
Transfers (to) from related parties	482,975	(754,948)	271,973	—
Other, net	38,278	7,565	(21,808)	24,035

Net cash provided by (used in) financing activities from continuing operations	—	(747,383)	254,867	(492,516)

Net cash provided by (used in) continuing operations	—	(382,850)	128,021	(254,829)
Net cash provided by discontinued operations	—	13,637	—	13,637
Effect of exchange rate changes on cash and cash equivalents	—	(31,260)	324	(30,936)

Net increase (decrease) in cash and cash equivalents	—	(400,473)	128,345	(272,128)
Cash and cash equivalents at beginning of year	—	1,007,156	286,005	1,293,161

Cash and cash equivalents at end of year	$—	$606,683	$414,350	$1,021,033

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$1,008,600	$228,582	$1,237,182

Investing activities:
Capital expenditures, including internal-use software and website development	—	(191,423)	(44,274)	(235,697)
Purchases of investments	—	(1,518,142)	(355,377)	(1,873,519)
Sales and maturities of investments	—	1,628,365	327,590	1,955,955
Acquisitions, net of cash acquired	—	—	(199,360)	(199,360)
Other, net	—	(12,954)	(2,250)	(15,204)

Net cash used in investing activities from continuing operations	—	(94,154)	(273,671)	(367,825)

Financing activities:
Purchases of treasury stock	(417,571)	—	—	(417,571)
Payment of dividends to stockholders	(130,423)	—	—	(130,423)
Proceeds from exercise of equity awards	238,001	—	3,192	241,193
Transfers (to) from related parties	268,893	(268,893)	—	—
Other, net	41,100	(2,292)	(4,794)	34,014

Net cash used in financing activities from continuing operations	—	(271,185)	(1,602)	(272,787)

Net cash provided by (used in) continuing operations	—	643,261	(46,691)	596,570
Net cash used in discontinued operations	—	(7,607)	—	(7,607)
Effect of exchange rate changes on cash and cash equivalents	—	14,250	814	15,064

Net increase (decrease) in cash and cash equivalents	—	649,904	(45,877)	604,027
Cash and cash equivalents at beginning of year	—	357,252	331,882	689,134

Cash and cash equivalents at end of year	$—	$1,007,156	$286,005	$1,293,161

Index to Exhibits

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005

2.2	Separation Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	2.1	12/27/2011

2.3	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.		8-K	000-51447	2.1	12/21/2012

2.4	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.		8-K	000-51447	2.2	12/21/2012

3.1	Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	12/27/2011

3.2	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005

4.1	Amended and Restated Warrant Agreement, dated as of October 25, 2011, between Expedia, Inc. and Mellon Investor Services LLC, as equity warrant agent.		S-4/A	333-135828	4.1	10/31/2011

4.2	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006

4.3	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

4.4	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020		8-K	000-51447	4.1	08/10/2010

4.5	Indenture, dated as of August 13, 2014, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 4.500% Senior Notes due 2024		8-K	000-51447	4.1	08/18/2014

4.6	First Supplemental Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		8-K	000-51447	4.2	08/18/2014

4.7	Form of Note (included as Exhibit A to the First Supplemental Indenture in Exhibit 4.6)		8-K	000-51447	4.3	08/18/2014

10.1	Amended and Restated Governance Agreement among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	000-51447	10.1	12/27/2011

10.2	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005

10.3	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005

10.4	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.2	12/27/2011

10.5	Employee Matters Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.3	12/27/2011

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.6	Amended and Restated Credit Agreement dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; Hotwire, Inc., a Delaware corporation, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.		8-K	000-51447	10.1	09/11/2014

10.7	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007

10.8	Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		10-K	000-51447	10.11	02/09/2012

10.9*	Second Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	000-51447	Appendix A	04/30/2013

10.10*	Expedia, Inc. 2013 Employee Stock Purchase Plan		DEF14A	000-51447	Appendix B	04/30/2013

10.11*	Expedia, Inc. 2013 International Employee Stock Purchase Plan		DEF 14A	000-51447	Appendix C	04/30/2013

10.12*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.1	08/01/2014

10.13*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Domestic Employees)	X

10.14*	Form of Expedia, Inc. Stock Option Agreement (Domestic Employees)	X

10.15*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Installment Vesting)		10-Q	000-51447	10.3	04/30/2009

10.16*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Cliff Vesting)		10-Q	000-51447	10.4	04/30/2009

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.17*	Summary of Expedia, Inc. Non-Employee Director Compensation Arrangements	X

10.18*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	02/19/2009

10.19*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	02/19/2009

10.20*	First Amendment of the Executed Deferred Compensation Plan, effective as of December 31, 2014	X

10.21*	Employment Agreement between Dara Khosrowshahi and Expedia, Inc., effective as of August 2, 2012		8-K	000-51447	10.1	08/03/2012

10.22*	Second Amended and Restated Expedia, Inc. Restricted Stock Unit Agreement for Dara Khosrowshahi, dated as of December 20, 2011		8-K	000-51447	10.5	12/27/2011

10.23*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005

10.24*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005

10.25*	Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective as of October 20, 2011		S-4/A	333-175828	10.17	10/24/2011

10.26*	Amendment to the Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective March 7, 2014		8-K	000-51447	10.1	03/07/2014

10.27*	Second Amendment to the Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., dated September 11, 2014		8-K	000-51447	10.1	09/12/2014

21	Subsidiaries of the Registrant	X

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1***	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.3***	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

*	Indicates a management contract or compensatory plan or arrangement.
**	Indicates reference to filing of IAC/InterActiveCorp
***	Furnished herewith