Form 10-Q
period 2015-03-31
Expedia, Inc.
filed 2015-05-01
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 17, 2015 was:

Common stock, $0.0001 par value per share	114,762,076 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2015

Part I. Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended March 31,
	2015	2014
Revenue	$1,373,397	$1,200,371
Costs and expenses:
Cost of revenue (1)	321,918	294,619
Selling and marketing (1)	763,381	624,699
Technology and content (1)	190,455	162,975
General and administrative (1)	116,397	99,045
Amortization of intangible assets	25,042	18,492
Legal reserves, occupancy tax and other	2,529	3,539
Restructuring and related reorganization charges	4,676	—

Operating loss	(51,001)	(2,998)
Other income (expense):
Interest income	5,545	5,798
Interest expense	(27,994)	(21,804)
Other, net	105,101	(481)

Total other income (expense), net	82,652	(16,487)

Income (loss) before income taxes	31,651	(19,485)
Provision for income taxes	910	(319)

Net income (loss)	32,561	(19,804)
Net loss attributable to noncontrolling interests	11,582	5,500

Net income (loss) attributable to Expedia, Inc.	$44,143	$(14,304)

Earnings (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.35	$(0.11)
Diluted	0.34	(0.11)
Shares used in computing earnings (loss) per share:
Basic	127,563	130,559
Diluted	131,402	130,559
Dividends declared per common share	$0.18	$0.15

(1) Includes stock-based compensation as follows:
Cost of revenue	$1,158	$1,202
Selling and marketing	6,472	5,335
Technology and content	6,784	5,558
General and administrative	14,472	12,726

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Net income (loss)	$32,561	$(19,804)
Other comprehensive income (loss), net of tax
Currency translation adjustments	(133,851)	25,213
Unrealized gains on available for sale securities, net of taxes (1)	475	168

Other comprehensive income (loss), net of tax	(133,376)	25,381

Comprehensive income (loss)	(100,815)	5,577
Less: Comprehensive income (loss) attributable to noncontrolling interests	(44,252)	9,786

Comprehensive loss attributable to Expedia, Inc.	$(56,563)	$(4,209)

(1)	Net gains (losses) recognized and reclassified during the three months ended March 31, 2015 and 2014 were immaterial.

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,735,283	$1,402,700
Restricted cash and cash equivalents	45,045	34,888
Short-term investments	294,942	355,780
Accounts receivable, net of allowance of $13,689 and $13,760	985,024	778,334
Deferred income taxes	168,040	169,269
Income taxes receivable	65,295	17,161
Prepaid expenses and other current assets	192,299	166,357

Total current assets	3,485,928	2,924,489
Property and equipment, net	580,956	553,126
Long-term investments and other assets	539,828	286,882
Deferred income taxes	645	10,053
Intangible assets, net	1,511,543	1,290,087
Goodwill	4,016,188	3,955,901

TOTAL ASSETS	$10,135,088	$9,020,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,255,610	$1,188,483
Accounts payable, other	452,885	361,382
Deferred merchant bookings	2,912,119	1,761,258
Deferred revenue	69,066	62,206
Income taxes payable	18,278	59,661
Accrued expenses and other current liabilities	674,691	753,625

Total current liabilities	5,382,649	4,186,615
Long-term debt	1,746,862	1,746,787
Deferred income taxes	446,341	452,958
Other long-term liabilities	203,280	180,376
Commitments and contingencies
Redeemable noncontrolling interests	526,960	560,073
Stockholders’ equity:
Common stock $.0001 par value	20	20
Authorized shares: 1,600,000
Shares issued: 197,737 and 196,802
Shares outstanding: 114,675 and 114,267
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	5,946,043	5,921,140
Treasury stock - Common stock, at cost	(4,043,043)	(3,998,120)
Shares: 83,062 and 82,535
Retained earnings (deficit)	—	—
Accumulated other comprehensive income (loss)	(239,480)	(138,774)

Total Expedia, Inc. stockholders’ equity	1,663,541	1,784,267
Non-redeemable noncontrolling interests	165,455	109,462

Total stockholders’ equity	1,828,996	1,893,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,135,088	$9,020,538

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$32,561	$(19,804)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	74,445	62,134
Amortization of stock-based compensation	28,886	24,821
Amortization of intangible assets	25,042	18,492
Deferred income taxes	3,478	5,793
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	39,665	(4,354)
Realized gain on foreign currency forwards	(16,907)	(1,358)
Noncontrolling investment basis adjustment	(79,476)	—
Other	4,849	(5,927)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(215,036)	(196,870)
Prepaid expenses and other current assets	(23,884)	(23,709)
Accounts payable, merchant	73,098	31,681
Accounts payable, other, accrued expenses and other current liabilities	14,477	74,718
Taxes payable/receivable, net	(83,213)	(57,095)
Deferred merchant bookings	1,165,473	1,045,677
Deferred revenue	7,606	17,239

Net cash provided by operating activities	1,051,064	971,438

Investing activities:
Capital expenditures, including internal-use software and website development	(102,650)	(74,749)
Purchases of investments	(346,043)	(495,377)
Sales and maturities of investments	129,019	135,669
Acquisitions, net of cash acquired	(326,088)	—
Net settlement of foreign currency forwards	16,907	1,358
Other, net	1,807	(504)

Net cash used in investing activities	(627,048)	(433,603)

Financing activities:
Purchases of treasury stock	(44,923)	(121,865)
Payment of dividends to stockholders	(22,895)	(19,602)
Proceeds from exercise of equity awards and employee stock purchase plan	29,011	37,694
Excess tax benefit on equity awards	10,059	21,783
Other, net	2,084	3,786

Net cash used in financing activities	(26,664)	(78,204)
Effect of exchange rate changes on cash and cash equivalents	(64,769)	3,402

Net increase in cash and cash equivalents	332,583	463,033
Cash and cash equivalents at beginning of period	1,402,700	1,021,033

Cash and cash equivalents at end of period	$1,735,283	$1,484,066

Supplemental cash flow information
Cash paid for interest	$53,442	$41,809
Income tax payments, net	68,461	29,682

See accompanying notes.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

Note 1 – Basis of Presentation

Description of Business

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.com™, Travelocity®, Expedia® Affiliate Network, Classic Vacations®, Expedia Local Expert®, Egencia®, Expedia® CruiseShipCenters®, eLong™, Inc. (“eLong”), Venere Net SpA (“Venere”), trivago GmbH (“trivago”), CarRentals.com™, and Wotif.com Holdings Limited (“Wotif Group”). In addition, many of these brands have related international points of sale, including those as part of Air Asia-Expedia. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

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

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the Securities and Exchange Commission.

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

Reclassifications

We have reclassified certain amounts related to our prior period results to conform to our current period presentation. We also included a reclassification on our consolidated balance sheet as of December 31, 2014 to correct the immaterial presentation of cash dividends paid as a reduction to retained earnings to the extent the Company maintained retained earnings instead of additional paid-in capital.

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

Note 2 — Summary of Significant Accounting Policies

Recently Adopted Accounting Policies

As of January 1, 2015, we adopted the Accounting Standard Update (“ASU”) amending the requirements for reporting discontinued operations, which may include a component of an entity or a group of components of an entity. The amendment limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results and it also requires expanded disclosures surrounding discontinued operations. Upon adoption, the standard has impacted how we assess and, could in the future, report discontinued operations.

Recent Accounting Policies Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an ASU amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, although the FASB has agreed to propose a one-year deferral of the effective date, with early adoption prohibited. We are in the process of evaluating the impact of the adoption of this new guidance on our consolidated financial statements.

In April 2015, the FASB issued an ASU that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. We are in the process of evaluating the impact of the adoption of this new guidance on our consolidated financial statements.

Note 3 — Acquisitions and Other Investments

Business Acquisitions. On January 23, 2015, we acquired the Travelocity brand and other associated assets from Sabre for $280 million in cash consideration. As a result of the asset acquisition, the strategic marketing and other related agreements were terminated. In conjunction with the acquisition, we did not acquire any cash or working capital assets or any liabilities.

On March 10, 2015, we completed the acquisition of an additional 25% equity interest of AAE Travel Pte. Ltd., the joint venture formed between Expedia and AirAsia Berhad in 2011, for cash consideration of approximately $94 million. This investment increased our total ownership in the venture from 50% to 75% and resulted in the consolidation of the entity. In conjunction with the acquisition of the additional interest, we remeasured our previously held equity interest to fair value, excluding any acquisition premium, and recognized a gain of $79 million in other, net during the period. The fair value of the 25% noncontrolling interest, including an acquisition premium, was estimated to be $64 million at the time of the acquisition. Both fair values were determined based on various valuation techniques, including market comparables and discounted cash flow projections (Level 3 inputs).

Notes to Consolidated Financial Statements – (Continued)

The following summarizes the allocation of the purchase price for the above acquisitions, in thousands:

Goodwill	$190,190
Intangible assets with indefinite lives	163,400
Intangible assets with definite lives(1)	140,285
Net assets and non-controlling interests acquired(2)	(20,619)
Deferred tax liabilities	(7,910)

Total (3)	$465,346

(1)	Acquired definite-lived intangible assets primarily consist of customer relationship, reacquired right and supplier relationship assets and have estimated useful lives of between 4 and 10 years with a weighted average life of 5.7 years.
(2)	Includes cash acquired of $41 million.
(3)	The total purchase price includes noncash consideration of $99 million related to an equity method investment, which is currently consolidated upon our acquisition of a controlling interest, as discussed above, with the remainder paid in cash during the period.

The goodwill of $190 million is primarily attributable to operating synergies and $82 million is expected to be deductible for tax purposes with the remainder not expected to be deductible.

Business combination accounting is preliminary and subject to revision while we accumulate all relevant information regarding the fair values of the net assets acquired, and any change to the fair value of net assets acquired would be expected to lead to a corresponding change to the amount of goodwill recorded on a retroactive basis. The results of operations of the acquired companies have been included in our consolidated results from the transaction closing dates forward. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results.

In addition to the above acquisitions, on February 12, 2015, we announced we entered into a definitive agreement (the “Merger Agreement”) to acquire Orbitz Worldwide, Inc. (“Orbitz”), including all of Orbitz’s brands, for $12.00 per share in cash, representing an enterprise value of approximately $1.6 billion.

The Boards of Directors of both companies have approved the transaction, which is subject to approval by the shareholders of a majority of Orbitz’s common stock and other customary closing conditions, including applicable regulatory approvals. In March 2015, each company received a request for additional information and documentary material from the U.S. Department of Justice (“DOJ”) in connection with its review of our pending acquisition of Orbitz and we are working to help the DOJ complete its review before the end of the year.

The Merger Agreement contains certain termination rights, including the right of Orbitz to terminate the Merger Agreement to accept a superior proposal (subject to compliance with certain notice and other requirements). The Merger Agreement provides that, in connection with termination of the Merger Agreement by Orbitz or Expedia upon specified conditions, Orbitz will be required to pay to us a termination fee of $57.5 million. If the Merger Agreement is terminated as a result of the failure to obtain competition law approvals or a legal prohibition related to competition law matters, a termination fee of $115 million will be payable by us to Orbitz, subject to certain limitations. In addition, subject to certain exceptions and limitations, Expedia or Orbitz may terminate the Merger Agreement if the acquisition is not consummated by August 12, 2015 (the “outside date”). If all closing conditions except those related to competition laws or legal restraints have been satisfied or waived, either Expedia or Orbitz may extend the outside date to November 12, 2015 and subsequently to a date not later than February 12, 2016. If all closing conditions except those related to certain competition laws or legal restraints have been satisfied or waived and there is a claim asserted in court challenging an order to prohibit or prevent the closing of the acquisition, Orbitz may further extend the outside date to May 12, 2016.

Acquisition-related costs related to the above activities were expensed as incurred within general and administrative expenses and were approximately $8 million for the three months ended March 31, 2015.

Other Investments. On March 10, 2015, we announced that Expedia and Decolar.com, Inc. (“Decolar”), the Latin American online travel company that operates the Decolar.com and Despegar.com branded websites, have expanded our partnership to include deeper cooperation on hotel supply and a $270 million cost method investment by Expedia in Decolar, which is included within long-term investments and other assets on our consolidated balance sheet.

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Fair Value Measurements

Financial assets measured at fair value on a recurring basis as of March 31, 2015 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$304,932	$304,932	$—
Time deposits	328,257	—	328,257
Restricted cash:
Time deposits	19,965	—	19,965
Derivatives:
Foreign currency forward contracts	12,823	—	12,823
Investments:
Time deposits	260,073	—	260,073
Corporate debt securities	126,393	—	126,393

Total assets	$1,052,443	$304,932	$747,511

Financial assets measured at fair value on a recurring basis as of December 31, 2014 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$161,059	$161,059	$—
Time deposits	298,968	—	298,968
Restricted cash:
Time deposits	19,980	—	19,980
Derivatives:
Foreign currency forward contracts	9,176	—	9,176
Investments:
Time deposits	312,762	—	312,762
Corporate debt securities	142,575	—	142,575

Total assets	$944,520	$161,059	$783,461

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of March 31, 2015 and December 31, 2014, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of March 31, 2015, we had $35 million of short-term and $91 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses both of less than $1 million. As of December 31, 2014, we had $43 million of short-term and $100 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.

Notes to Consolidated Financial Statements – (Continued)

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments. Additionally, we have time deposits classified as restricted cash to fulfill the requirement of an aviation authority of a certain foreign country to protect against the potential non-delivery of travel services in that country. Of the total time deposits, $246 million and $261 million as of March 31, 2015 and December 31, 2014 related to balances held by our majority-owned subsidiaries.

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of March 31, 2015, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $1.4 billion. We had a net forward asset of $13 million and $9 million as of March 31, 2015 and December 31, 2014 recorded in prepaid expenses and other current assets. We recorded $19 million in net gains and $8 million in net losses from foreign currency forward contracts during the three months ended March 31, 2015 and 2014.

Note 5 – Debt

The following table sets forth our outstanding debt:

	March 31, 2015	December 31, 2014
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,503	749,485
4.5% senior notes due 2024, net of discount	497,359	497,302

Long-term debt	$1,746,862	$1,746,787

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at March 31, 2015 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $750 million in registered senior unsecured notes outstanding at March 31, 2015 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $500 million in registered senior unsecured notes outstanding at March 31, 2015 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year, beginning February 15, 2015. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.

The 7.456%, 5.95% and 4.5% Notes (collectively the “Notes”) are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and

Notes to Consolidated Financial Statements – (Continued)

unsubordinated obligations. For further information, see Note 14 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity. Accrued interest related to the Notes was $13 million and $39 million as of March 31, 2015 and December 31, 2014.

The approximate fair value of 7.456% Notes was approximately $580 million and $581 million as of March 31, 2015 and December 31, 2014. The approximate fair value of 5.95% Notes was approximately $848 million and $840 million as of March 31, 2015 and December 31, 2014. The approximate fair value of 4.5% Notes was approximately $504 million as of both March 31, 2015 and December 31, 2014. These fair values were based on quoted market prices in less active markets (Level 2 inputs).

Credit Facility

Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes, that expires in September 2019. As of March 31, 2015 and December 31, 2014, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 20 basis points as of March 31, 2015. The facility contains covenants including maximum leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of March 31, 2015 and December 31, 2014, there was $13 million and $15 million of outstanding stand-by LOCs issued under the facility.

In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia, Inc., that may be terminated at any time by the lender. As of March 31, 2015, we had Euro 10 million in borrowings outstanding included in accrued expenses and other current liabilities on the consolidated balance sheet. As of December 31, 2014, we had no borrowings outstanding.

Note 6 – Redeemable Noncontrolling Interests

We have noncontrolling interests in a majority owned entity, which is carried at fair market value as the noncontrolling interests contain certain rights, whereby we may acquire and the minority shareholders may sell to us up to 50% and 100% of the minority shares of the company at fair value during the first quarter of 2016 and 2018, respectively. As the noncontrolling interest is redeemable at the option of the minority holders, we classified the balance as redeemable noncontrolling interest with future changes in the fair value above the initial basis recorded as charges or credits to retained earnings (or additional paid-in capital in absence of retained earnings). The put/call arrangement includes certain rollover provisions that, if triggered, would cause the minority shares to be treated as though they become mandatorily redeemable, and to be reclassified as a liability at the time such trigger becomes certain to occur.

A reconciliation of redeemable noncontrolling interest is as follows:

Three months ended March 31,
2015
Balance, beginning of the period	$560,073
Net loss attributable to noncontrolling interests	(1,557)
Fair value adjustments	61,806
Currency translation adjustments and other	(93,362)

Balance, end of period	$526,960

The fair value of the redeemable noncontrolling interest was determined based on a blended analysis of the present value of future discounted cash flows and market value approach (“Level 3” on the fair value hierarchy). Our significant estimates in

Notes to Consolidated Financial Statements – (Continued)

the discounted cash flow model include our weighted average cost of capital as well as long-term growth and profitability of the business. Our significant estimates in the market value approach include identifying similar companies with comparable business factors and assessing comparable revenue and operating multiples in estimating the fair value of the business.

Note 7 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
February 4, 2015	$0.18	March 10, 2015	$22,895	March 26, 2015
February 5, 2014	$0.15	March 10, 2014	$19,602	March 27, 2014

In addition, on April 29, 2015, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.18 per share of outstanding common stock payable on June 18, 2015 to stockholders of record as of the close of business on May 28, 2015. Future declarations of dividends are subject to final determination by our Board of Directors.

Share Repurchases

In April 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million shares of our common stock. There is no fixed termination date for the repurchases. During the three months ended March 31, 2015, we repurchased, through open market transactions, 0.5 million shares under this authorization for a total cost of $45 million, excluding transaction costs, representing an average repurchase price of $85.27 per share. As of March 31, 2015, 11.2 million shares remain authorized for repurchase under the 2012 and 2015 authorizations.

Stock-based Awards

Stock-based compensation expense relates primarily to expense for stock options and restricted stock units (“RSUs”). As of March 31, 2015, we had stock-based awards outstanding representing approximately 21 million shares of our common stock, consisting of options to purchase approximately 21 million shares of our common stock with a weighted average exercise price of $64.50 and weighted average remaining life of 4.9 years and less than 1 million RSUs.

Annual employee stock-based award grants typically occur during the first quarter of each year. During the three months ended March 31, 2015, we granted approximately 7 million stock options. The fair value of the stock options granted during the three months ended March 31, 2015 was estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models.

Notes to Consolidated Financial Statements – (Continued)

Note 8 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended March 31,
	2015	2014
	(In thousands, except per share data)
Income (loss) attributable to Expedia, Inc.	$44,143	$(14,304)
Earnings (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.35	$(0.11)
Diluted	0.34	(0.11)
Weighted average number of shares outstanding:
Basic	127,563	130,559
Dilutive effect of:
Options to purchase common stock	3,727	—
Other dilutive securities	112	—

Diluted	131,402	130,559

Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three months ended March 31, 2015 and March 31, 2014, approximately 11 million and 18 million of outstanding stock awards have been excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their effect would have been antidilutive.

Note 9 – Restructuring and Related Reorganization Charges

In conjunction with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to acquisition integrations including the Wotif Group, we recognized $5 million in restructuring and related reorganization charges during the first quarter ended March 31, 2015 as well as $26 million during the fourth quarter ended December 31, 2014. We expect approximately $10 million of restructuring charges for the remainder of 2015 related to these integrations already underway, but not including any possible future acquisition integrations.

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes the restructuring and related reorganization activity for the three months ended March 31, 2015:

	Employee Severance and Benefits	Other	Total
	(In thousands)
Accrued liability as of January 1, 2015	$10,117	$13,658	$23,775
Charges	3,772	904	4,676
Payments	(4,230)	(13,293)	(17,523)
Non-cash items	(1,062)	—	(1,062)

Accrued liability as of March 31, 2015	$8,597	$1,269	$9,866

The majority of the other activity in the above table relates to Australian stamp duty tax that was paid in the first quarter of 2015 to certain Australian jurisdictions related to business restructuring events.

Note 10 – Other, net

The following table presents the components of other, net:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Foreign exchange rate gains (losses), net	$14,155	$(6,136)
Noncontrolling investment basis adjustment	79,476	—
Other	11,470	5,655

Total	$105,101	$(481)

Note 11 – Income Taxes

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items. Our effective tax rate of (2.9%) measured against our year-to-date pre-tax income for the three months ended March 31, 2015 was lower than the 35% federal statutory rate primarily due to the tax effect of the noncontrolling investment basis adjustment gain, partially offset by certain foreign losses for which Expedia does not recognize a benefit. Our effective tax rate of (1.6%) measured against our year-to-date pre-tax loss for the three months ended March 31, 2014 was lower than the 35% federal statutory rate primarily due to income earned in foreign jurisdictions where the statutory income tax rate is lower, offset by certain foreign losses for which Expedia does not recognize a benefit as well as revaluation of deferred tax balances due to New York corporate tax reform enacted during the period.

Note 12 – Commitments and Contingencies

Commitments

On March 31, 2015, we announced our intention to purchase multiple office and lab buildings located in Seattle, Washington (the “Property”) from Immunex Corporation (“Immunex”), a wholly owned subsidiary of Amgen, Inc., pursuant to a purchase and sale agreement with Immunex. We are acquiring the Property for a purchase price of $229 million, exclusive of closing costs. We intend to fund the purchase of the Property through available cash on hand. The agreement contains customary representations and warranties regarding the Property, and closing of the purchase is subject to certain standard

Notes to Consolidated Financial Statements – (Continued)

closing conditions and our agreement to lease back the Property to Immunex or its affiliate pursuant to a lease agreement that will run through December 31, 2015 with respect to certain office and lab buildings, and through December 31, 2016 with respect to a data center and related office and administrative support space.

Legal Proceedings

In the ordinary course of business, we are a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Expedia. We also evaluate other potential contingent matters, including value-added tax, excise tax, transient occupancy or accommodation tax and similar matters. We do not believe that the aggregate amount of liability that could be reasonably possible with respect to these matters would have a material adverse effect on our financial results; however, litigation is inherently uncertain and the actual losses incurred in the event that our legal proceedings were to result in unfavorable outcomes could have a material adverse effect on our business and financial performance.

Litigation Relating to Hotel Occupancy Taxes. Eighty-eight lawsuits have been filed by cities, counties and states involving hotel occupancy and other taxes. Twenty-nine lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, thirty-seven of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-three dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $61 million as of March 31, 2015 and $62 million as of December 31, 2014. It is also reasonably possible that amounts paid in connection with the settlement or adjudication of these issues could include up to an additional $31 million related to interest payments in one jurisdiction. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. Other than as discussed above, an estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

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

Hawaii (General Excise Tax). On January 31, 2011, the online travel companies received final notices of assessment from the Hawaii Department of Taxation for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The online travel companies appealed these assessments to the Hawaii tax court. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest both on the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because tax amounts on the hotel room had already been paid for all of the years at issue. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies for their failure to file returns and pay general excise taxes. On August 12, 2013, the court further held that interest is due on such penalties. During the pendency of the tax court proceeding, the online travel companies petitioned the Hawaii Supreme Court for immediate review of the tax court’s ruling holding the companies liable for general excise tax. The Hawaii Supreme Court denied the online travel companies’ petition on April 22, 2013. The tax court proceeding subsequently

Notes to Consolidated Financial Statements – (Continued)

concluded and on September 11, 2013, the online travel companies filed their notice of appeal. On December 24, 2013, the Hawaii Supreme Court agreed to accept transfer and review of the case. On March 17, 2015, the Hawaii Supreme Court issued a decision. The Court affirmed in part and reversed in part the Hawaii tax court’s decision. The Court ruled that while the online travel companies are obligated to remit past Hawaii general excise taxes with interest on the amount paid to them for their services, along with penalties, the online travel companies are not liable for general excise taxes, interest or penalties on the amount paid to the hotel.

In addition to the above assessment, on May 20, 2013, the Department of Taxation issued final assessments for general excise taxes against the Expedia companies for non-commissioned hotel reservations totaling $20.5 million for the tax year 2012. On June 17, 2013, the online travel companies appealed these assessments to the Hawaii tax court. On December 13, 2013, the tax court held proceedings in abeyance pending review and decision by the Hawaii Supreme Court on the prior assessments. Further proceedings will now take place as a result of the Hawaii Supreme Court decision.

On December 9, 2013, the Department of Taxation issued final assessments for general excise taxes against the Expedia companies for non-commissioned travel agency services relating to rental cars totaling $29.2 million for the tax years 2000 through 2012. These assessments include a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated. The online travel companies appealed the assessments to the Hawaii tax court. On March 12, 2014, the online travel companies requested that the tax court stay consideration of these assessments pending the decision by the Hawaii Supreme Court relating to the Department of Taxation’s claimed right to taxes for non-commissioned travel agency services relating to hotel room reservations. On April 28, 2014, the tax court granted the online travel companies’ request that the court stay consideration of the Department of Taxation’s car rental assessments pending a decision by the Hawaii Supreme Court. Further proceedings will now take place as a result of the Hawaii Supreme Court decision.

On July 18, 2014, the Department of Taxation issued final general excise tax assessments totaling $28.5 million against the Expedia companies for non-commissioned travel agency services relating to hotel reservations and car rental for the tax year 2013. The Expedia companies contested these assessments and requested additional information from the Department of Taxation regarding the basis for the amounts assessed. On December 22, 2014, the court stayed those assessments pending review and decision by the Hawaii Supreme Court. Further proceedings will now take place as a result of the Hawaii Supreme Court decision.

As a pre-condition to appealing the tax court rulings in the Hawaii excise tax proceedings, the Expedia companies were required pay an amount equal to taxes, penalties and interest. During 2012, we expensed $110 million, and during 2013, we expensed an additional $64 million for amounts required or expected to be paid prior to appealing the tax court’s ruling. The total amount that the Expedia companies paid in 2013 was $171 million, which is comprised of $78 million in taxes, $41 million in penalties and $52 million in interest. A determination of the amount of taxes due to the State as a result of the Hawaii Supreme Court’s decision will be the subject of further court proceedings. Under the Court’s ruling, we are entitled to a refund of a majority of the amounts previously paid to the State of Hawaii.

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

Notes to Consolidated Financial Statements – (Continued)

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

Matters Relating to Hotel Booking Practices. On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The Statement of Objections alleges that Expedia and Booking.com entered into separate agreements with IHG that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The OFT limited its investigation to a small number of companies, but stated that the investigation was likely to have wider implications for the industry within the United Kingdom. The parties proposed to address the OFT’s concerns by offering commitments, and on January 31, 2014, the OFT announced that it had formally accepted the commitments offered by the parties, with no finding of fault or liability. The commitments provide online travel companies with the right to provide non-public discounts on the rate offered for room only hotel accommodation bookings at hotels located in the United Kingdom to eligible European Economic Area resident members of the online travel companies’ closed groups. The commitments also clarify the hotels’ rights to offer discounts under the same conditions to members of their closed groups. In addition, the commitments require online travel agencies to modify their most favored nation clauses, as relevant, so as not to apply to any discounting activities covered by the commitments. The commitments are binding on the parties through January 31, 2016. On April 2, 2014, Skyscanner Limited filed an appeal challenging the OFT’s January 31, 2014 decision to accept the parties’ commitments. On September 26, 2014, the United Kingdom’s Competition Appeal Tribunal (“CAT”) granted Skyscanner Limited’s appeal. This judgment requires the Competition & Markets Authority (“CMA”), the United Kingdom’s competition authority, to review the decision of its predecessor body, the OFT. The CMA did not appeal the CAT’s decision. The CMA has since announced that it is currently considering next steps in the investigation in light of the CAT judgment and market developments, including developments in the investigations of other European competition authorities and may provide further details in this regard by the end of May 2015. It is not certain what impact the CMA’s review of the OFT decision will have on online travel companies, including Expedia.

The Directorate General for Competition, Consumer Affairs and Repression of Fraud, a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, also has brought a lawsuit in France against the Expedia entities objecting to certain “most favored nation” clauses in contracts with French hotels. This case was heard on April 3, 2015. In addition, a number of competition authorities, such as those in Austria, Belgium, China, Czech Republic, Denmark, France, Germany, Hungary, Ireland, Italy, Poland, Sweden and Switzerland, have inquired or initiated investigations into the travel industry and, in particular, in relation most favored nation provisions in contracts between hotels and online travel companies, including Expedia. We are engaged in discussions with certain of these regulatory authorities regarding their concerns.

While the ultimate outcomes of these lawsuits, inquiries or investigations are uncertain and our circumstances are distinguishable from those of other online travel agencies subject to similar lawsuits, inquiries or investigations, we note in this context that on April 21, 2015 the competition authorities in France, Italy and Sweden announced a proposed set of commitments offered by Booking.com to resolve the most favored nations clause cases brought by these authorities against Booking.com. In addition, the German Federal Cartel Office (“FCO”) has required another online travel company, Hotel Reservation Service (“HRS”), to remove certain clauses from its contracts with hotels. HRS appealed this decision, which the Higher Regional Court Dusseldorf rejected on January 9, 2015.

Notes to Consolidated Financial Statements – (Continued)

Note 13 – Segment Information

Beginning in the first quarter of 2015, we have four reportable segments: Core Online Travel Companies (“Core OTA”), trivago, Egencia and eLong. The change from two reportable segments, Leisure and Egencia, resulted in our previously disclosed Leisure reportable segment being disaggregated into three segments as a result of the Company’s focus on providing additional information to reflect the unique market opportunities and competitive dynamics inherent in our eLong and trivago businesses. Our Core OTA segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Travelocity, Venere, Wotif Group, CarRentals.com, and Classic Vacations. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment provides managed travel services to corporate customers worldwide. Our eLong segment specializes in mobile and online travel services in China.

We determined our operating segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric is adjusted EBITDA. Adjusted EBITDA for our Core OTA and Egencia segments includes allocations of certain expenses, primarily cost of revenue and facilities, and our Core OTA segment includes the total costs of our global supply organizations as well as the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant hotel revenue. We base the allocations primarily on transaction volumes and other usage metrics. We do not allocate certain shared expenses such as accounting, human resources, information technology and legal to our reportable segments. We include these expenses in Corporate and Eliminations. Our allocation methodology is periodically evaluated and may change.

Our segment disclosure includes intersegment revenues, which primarily consist of advertising and media services provided by our trivago segment to our Core OTA segment. These intersegment transactions are recorded by each segment at amounts that approximate fair value as if the transactions were between third parties, and therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within Corporate and Eliminations in the table below.

Corporate and Eliminations also includes unallocated corporate functions and expenses. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense, restructuring and related reorganization charges, legal reserves, occupancy tax and other, and other items excluded from segment operating performance in Corporate and Eliminations. Such amounts are detailed in our segment reconciliation below. Included within eLong’s standalone financial statements for the three months ended March 31, 2015 and 2014 was approximately $5 million for both periods of stock-based compensation expense and intangible amortization resulting in standalone operating losses for the respective periods of approximately $40 million and $8 million.

The following tables present our segment information for the three months ended March 31, 2015 and March 31, 2014. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended March 31, 2015
	Core OTA	trivago	Egencia	eLong	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$1,169,935	$72,050	$97,845	$33,567	$—	$1,373,397
Intersegment revenue	—	47,075	—	—	(47,075)	—

Revenue	$1,169,935	$119,125	$97,845	$33,567	$(47,075)	$1,373,397

Adjusted EBITDA	$219,298	$5,046	$19,796	$(33,252)	$(109,125)	$101,763
Depreciation	(40,611)	(402)	(5,642)	(2,055)	(25,735)	(74,445)
Amortization of intangible assets	—	—	—	—	(25,042)	(25,042)
Stock-based compensation	—	—	—	—	(28,886)	(28,886)
Legal reserves, occupancy tax and other	—	—	—	—	(2,529)	(2,529)
Restructuring and related reorganization charges	—	—	—	—	(4,676)	(4,676)
Realized gain on revenue hedges	(17,186)	—	—	—	—	(17,186)

Operating income (loss)	$161,501	$4,644	$14,154	$(35,307)	$(195,993)	(51,001)

Other income, net						82,652

Income before income taxes						31,651
Provision for income taxes						910

Net income						32,561
Net loss attributable to noncontrolling interests						11,582

Net income attributable to Expedia, Inc.						$44,143

	Three months ended March 31, 2014
	Core OTA	trivago	Egencia	eLong	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$1,000,847	$59,075	$100,238	$40,211	$—	$1,200,371
Intersegment revenue	—	24,332	—	—	(24,332)	—

Revenue	$1,000,847	$83,407	$100,238	$40,211	$(24,332)	$1,200,371

Adjusted EBITDA	$183,351	$(690)	$16,588	$(1,338)	$(91,140)	$106,771
Depreciation	(31,453)	(236)	(4,922)	(1,495)	(24,028)	(62,134)
Amortization of intangible assets	—	—	—	—	(18,492)	(18,492)
Stock-based compensation	—	—	—	—	(24,821)	(24,821)
Legal reserves, occupancy tax and other	—	—	—	—	(3,539)	(3,539)
Realized gain on revenue hedges	(783)	—	—	—	—	(783)

Operating income (loss)	$151,115	$(926)	$11,666	$(2,833)	$(162,020)	(2,998)

Other expense, net						(16,487)

Loss before income taxes						(19,485)
Provision for income taxes						(319)

Net loss						(19,804)
Net loss attributable to noncontrolling interests						5,500

Net loss attributable to Expedia, Inc.						$(14,304)

Note 14 — Guarantor and Non-Guarantor Supplemental Financial Information

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

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,068,340	$349,223	$(44,166)	$1,373,397
Costs and expenses:
Cost of revenue	—	240,188	82,700	(970)	321,918
Selling and marketing	—	520,759	285,980	(43,358)	763,381
Technology and content	—	129,923	60,515	17	190,455
General and administrative	—	70,196	46,056	145	116,397
Amortization of intangible assets	—	1,681	23,361	—	25,042
Legal reserves, occupancy tax and other	—	2,529	—	—	2,529
Restructuring and related reorganization charges	—	904	3,772	—	4,676
Intercompany (income) expense, net	—	163,018	(163,018)	—	—

Operating income (loss)	—	(60,858)	9,857	—	(51,001)
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	61,077	67,180	—	(128,257)	—
Other, net	(26,859)	52,297	57,214	—	82,652

Total other income, net	34,218	119,477	57,214	(128,257)	82,652

Income before income taxes	34,218	58,619	67,071	(128,257)	31,651
Provision for income taxes	9,925	4,759	(13,774)	—	910

Net income	44,143	63,378	53,297	(128,257)	32,561
Net loss attributable to noncontrolling interests	—	—	11,582	—	11,582

Net income attributable to Expedia, Inc.	$44,143	$63,378	$64,879	$(128,257)	$44,143

Comprehensive income (loss) attributable to Expedia, Inc.	$44,143	$63,555	$(36,004)	$(128,257)	$(56,563)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$949,684	$276,477	$(25,790)	$1,200,371
Costs and expenses:
Cost of revenue	—	231,981	61,314	1,324	294,619
Selling and marketing	—	424,135	227,772	(27,208)	624,699
Technology and content	—	114,925	47,821	229	162,975
General and administrative	—	56,922	42,258	(135)	99,045
Amortization of intangible assets	—	482	18,010	—	18,492
Legal reserves, occupancy tax and other	—	3,539	—	—	3,539
Intercompany (income) expense, net	—	164,778	(164,778)	—	—

Operating income (loss)	—	(47,078)	44,080	—	(2,998)
Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	(1,266)	39,786	—	(38,520)	—
Other, net	(20,679)	(36,259)	40,451	—	(16,487)

Total other income (expense), net	(21,945)	3,527	40,451	(38,520)	(16,487)

Income (loss) before income taxes	(21,945)	(43,551)	84,531	(38,520)	(19,485)
Provision for income taxes	7,641	44,727	(52,687)	—	(319)

Net income (loss)	(14,304)	1,176	31,844	(38,520)	(19,804)
Net loss attributable to noncontrolling interests	—	—	5,500	—	5,500

Net income (loss) attributable to Expedia, Inc.	$(14,304)	$1,176	$37,344	$(38,520)	$(14,304)

Comprehensive income (loss) attributable to Expedia, Inc.	$(14,304)	$1,416	$47,199	$(38,520)	$(4,209)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$209,051	$4,546,967	$1,113,472	$(2,383,562)	$3,485,928
Investment in subsidiaries	4,645,633	1,300,533	—	(5,946,166)	—
Intangible assets, net	—	827,205	684,338	—	1,511,543
Goodwill	—	2,508,370	1,507,818	—	4,016,188
Other assets, net	6,794	884,213	285,438	(55,016)	1,121,429

TOTAL ASSETS	$4,861,478	$10,067,288	$3,591,066	$(8,384,744)	$10,135,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,285,620	$4,858,466	$1,622,125	$(2,383,562)	$5,382,649
Long-term debt	1,746,862	—	—	—	1,746,862
Other liabilities	—	538,999	165,638	(55,016)	649,621
Redeemable noncontrolling interests	—	—	526,960	—	526,960
Stockholders’ equity	1,828,996	4,669,823	1,276,343	(5,946,166)	1,828,996

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,861,478	$10,067,288	$3,591,066	$(8,384,744)	$10,135,088

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$189,203	$3,938,831	$1,064,981	$(2,268,526)	$2,924,489
Investment in subsidiaries	4,689,302	1,338,089	—	(6,027,391)	—
Intangible assets, net	—	637,986	652,101	—	1,290,087
Goodwill	—	2,436,533	1,519,368	—	3,955,901
Other assets, net	7,082	583,782	259,197	—	850,061

TOTAL ASSETS	$4,885,587	$8,935,221	$3,495,647	$(8,295,917)	$9,020,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,245,071	$3,707,638	$1,502,432	$(2,268,526)	$4,186,615
Long-term debt	1,746,787	—	—	—	1,746,787
Other liabilities	—	516,365	116,969	—	633,334
Redeemable noncontrolling interests	—	—	560,073	—	560,073
Stockholders’ equity	1,893,729	4,711,218	1,316,173	(6,027,391)	1,893,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,885,587	$8,935,221	$3,495,647	$(8,295,917)	$9,020,538

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$1,045,143	$5,921	$1,051,064

Investing activities:
Capital expenditures, including internal-use software and website development	—	(95,079)	(7,571)	(102,650)
Purchases of investments	—	(298,252)	(47,791)	(346,043)
Sales and maturities of investments	—	72,983	56,036	129,019
Acquisitions, net of cash acquired	—	(273,000)	(53,088)	(326,088)
Other, net	—	16,907	1,807	18,714

Net cash used in investing activities	—	(576,441)	(50,607)	(627,048)

Financing activities:
Purchases of treasury stock	(44,923)	—	—	(44,923)
Transfers (to) from related parties	29,247	(119,332)	90,085	—
Other, net	15,676	(9,240)	11,823	18,259

Net cash provided by (used in) financing activities	—	(128,572)	101,908	(26,664)

Effect of exchange rate changes on cash and cash equivalents	—	(36,192)	(28,577)	(64,769)

Net increase in cash and cash equivalents	—	303,938	28,645	332,583
Cash and cash equivalents at beginning of period	—	943,976	458,724	1,402,700

Cash and cash equivalents at end of period	$—	$1,247,914	$487,369	$1,735,283

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$907,990	$63,448	$971,438

Investing activities:
Capital expenditures, including internal-use software and website development	—	(62,763)	(11,986)	(74,749)
Purchases of investments	—	(399,521)	(95,856)	(495,377)
Sales and maturities of investments	—	56,398	79,271	135,669
Other, net	—	1,358	(504)	854

Net cash used in investing activities	—	(404,528)	(29,075)	(433,603)

Financing activities:
Purchases of treasury stock	(121,865)	—	—	(121,865)
Transfers (to) from related parties	82,239	(82,239)	—	—
Other, net	39,626	3,794	241	43,661

Net cash provided by (used in) financing activities	—	(78,445)	241	(78,204)

Effect of exchange rate changes on cash and cash equivalents	—	2,433	969	3,402

Net increase in cash and cash equivalents	—	427,450	35,583	463,033
Cash and cash equivalents at beginning of period	—	606,683	414,350	1,021,033

Cash and cash equivalents at end of period	$—	$1,034,133	$449,933	$1,484,066

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

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.comtm, Travelocity®, Expedia® Affiliate Network (“EAN”), Classic Vacations®, Expedia Local Experttm, Expedia® CruiseShipCenters®, Egencia ®, eLongtm, Venere Net SpA (“Venere”), trivago GmbH (“trivago”), CarRentals.comtm and Wotif.com Holdings Limited (“Wotif Group”). In addition, many of these brands have related international points of sale, including those as part of Air Asia-Expedia. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

All percentages within this section are calculated on actual, unrounded numbers.

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2013 and 2014 represented years of continuing improvement for the travel industry. However, natural disasters and severe weather conditions, health-related risks such as Ebola, geopolitical conflicts, significant fluctuations in currency values, sovereign debt issues and macroeconomic concerns are examples of events that contribute to a somewhat uncertain environment, which could have a negative impact on the travel industry in the future.

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

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model saw rapid adoption in Europe. Expedia has both merchant (Expedia Collect) and agency hotel (Hotel Collect) offerings for our hotel supply partners and we expect our use of these models to continue to evolve. Beginning in 2012, Expedia rolled out the ETP program to hotel suppliers globally. ETP offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay.

Intense competition also historically led to aggressive marketing efforts by the travel suppliers and intermediaries, and a meaningful unfavorable impact on our overall marketing efficiencies and operating margins. We manage our selling and marketing spending on a brand basis at the local or regional level, making decisions in each market that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. In certain cases, particularly in emerging markets, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is less favorable than that for our consolidated business, but for which we still believe the opportunity to be attractive. In addition to aggressive sales and marketing efforts, our subsidiary eLong has been investing heavily in mobile product, technology and supply development as well as engaging in discounting and couponing activity, which is expected to result in increasing operating losses in the Chinese market as they attempt to grow market share and remain competitive. The crowded online travel environment is now driving certain secondary and tertiary online travel companies to establish marketing agreements with global players in order to leverage distribution and technology capabilities while focusing resources on capturing consumer mind share.

Hotel

We generate the majority of our revenue through the marketing and distribution of hotel rooms (stand-alone and package bookings). Although our relationships with our hotel supply partners have remained broadly stable in the past few years, as part of the global rollout of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, which has negatively impacted the margin of revenue we earn per booking. In addition, as we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced and expect to continue to reduce our economics in various geographies based on local market conditions. Lastly, currency exchange rate fluctuations have had a negative effect on unit economics due to unfavorable book-to-stay as well as translation impacts. Based on these dynamics, our average revenue per room night declined in each quarter of 2013, 2014 and for the first quarter of 2015 and we expect it to remain under pressure in the future. All of these impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth.

Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in average daily rates (“ADRs”) has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry have generally increased in a gradually improving overall travel environment. Currently occupancy rates are above 2007 peaks and there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help hoteliers with their objective of continuing to grow ADRs and tends to lead to pressure in our negotiations and terms with hoteliers. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. Recently, our reported international ADRs have also been unfavorably impacted in many regions by the strengthening U.S. dollar. We have had success adding supply to our marketplace with approximately 510,000 properties on our global websites, including eLong, as of December 31, 2014. In addition, our room night growth has been healthy, with room nights growing 23% in 2013, 26% in 2014, and 32% for the first quarter of 2015. ADRs for rooms booked on Expedia sites were essentially flat in 2013, increased 2% in 2014, and declined 2% for the first quarter of 2015.

Air

The airline sector in particular has historically experienced significant turmoil, including significant air carrier consolidation in the United States, which has generally resulted in lower overall capacity and higher fares. As the demand for travel continued to increase in 2014, air carriers kept capacity growth relatively low. The significant decline in fuel prices in the second half of 2014 did not translate into reduced air fares, resulting in record levels of profitability for the U.S. air carriers, further strengthening their position. Ticket prices on Expedia sites increased 1% in 2013, remained flat in 2014 and declined 7% for the first quarter of 2015. We continue to encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew.

Air ticket volumes increased 18% for the first quarter of 2015 primarily due to strong growth on Brand Expedia sites. Air volumes improved 28% in 2014 primarily due to volume driven by Brand Expedia’s marketing agreement with Travelocity along with ongoing improvements for the Brand Expedia sites themselves. Air volumes improved 9% in 2013 largely due to strong growth in corporate ticket volumes at Egencia.

From a product perspective in the first quarter of 2015, 66% of our revenue came from transactions involving the booking of hotel reservations, with 10% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the products we distribute and represents our best overall growth opportunity.

Advertising & Media

Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch site, in addition to Expedia Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first quarter of 2015, we generated a total of $122 million of advertising and media revenue representing 9% of total revenue for the quarter, up from $99 million in the first quarter of 2014.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. They each operate a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and help customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched new global platforms for Hotels.com and Brand Expedia, enabling us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates, for those brands. In 2013, Expedia signed an agreement to power the technology, supply, and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. The shift of Travelocity-branded sites to the Expedia technology platform was successfully completed over the course of 2014. In November 2014, Expedia completed the acquisition of Wotif Group and subsequently converted the Wotif.com site to the Expedia platform. In January 2015, we acquired the Travelocity brand and other associated assets from Sabre. The strategic marketing and other related agreements previously entered into were terminated. In February 2015, Expedia announced it has entered into a definitive agreement under which it plans to acquire Orbitz Worldwide, Inc. (“Orbitz”), including all of its brands. The proposed acquisition of Orbitz is consistent with our strategy to own and power the best travel brands in the world. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own a majority share of eLong, a leading online travel company in China. We also own Venere, a European brand, which focuses on marketing hotel rooms in Southern Europe. Egencia, our corporate travel business, operates in more than 60 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. We own a majority share of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe. trivago continues to operate independently, and plans to rapidly grow revenue through global expansion, including aggressive expansion in the United States and Canada, among other countries. In the first quarter of 2015, approximately 41% of our worldwide gross bookings and 44% of worldwide revenue were through international points of sale compared to just 22% for both worldwide gross bookings and revenue in 2005. We have a goal of generating at least 65% of our revenue through businesses and points of sale outside of the United States.

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

In March 2015, Expedia acquired a controlling interest in the former joint venture with AirAsia, a low cost carrier serving the Asia-Pacific region, to purchase an additional 25% equity interest of the joint venture we formed with them in 2011. This investment will increase our total ownership in the venture to 75% and we consider this business to be a key part of our Asia Pacific strategy. Following the close of the transaction in March 2015, the financial results of the AirAsia-Expedia venture are included in Expedia’s consolidated financial statements.

In March 2015, Expedia and Decolar.com, Inc., the Latin American online travel company that operates the Decolar.com and Despegar.com branded websites, announced that the two companies have expanded their partnership to include deeper cooperation on hotel supply and a minority equity investment by Expedia. Building on the commercial relationship the two companies have had since 2002, the expanded agreement broadens Expedia’s powering of Decolar’s hotel supply and introduces the opportunity for Decolar to provide Expedia access to its hotel supply in Latin America. The customers of both companies will benefit from the broad, shared selection of hotels, and hotel partners will gain increased access to travelers in Latin America and around the world.

In expanding our global reach, we leverage significant investments in technology, operations, brand building, supplier relationships and other initiatives that we have made since the launch of Expedia.com in 1996. Our scale of operations enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. We believe that our size and scale afford the company the ability to negotiate competitive rates with our supply partners, provide breadth of choice and travel deals to our traveling customers through an expanding supply portfolio and create opportunities for new value added offers for our customers such as our loyalty programs. The size of Expedia’s worldwide traveler base makes our sites an increasingly appealing channel for travel suppliers to reach customers. In addition, the sheer size of our user base and search query volume allows us to test new technologies very quickly in order to determine which innovations are most likely to improve the travel research and booking process, and then roll those features out to our worldwide audience in order to drive improvements in conversion.

New Channel Penetration. Today, the majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile/tablet applications that are receiving strong reviews and solid download trends. We believe mobile bookings via smartphones present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we have historically experienced via more traditional online booking methods. During the last few years, customers’ behaviors and preferences on tablet devices began to show differences from trends seen on smartphones. For example, the booking window on a smartphone typically is much shorter than the emerging trend on the tablet device and historical average on a desktop or laptop. In addition, we are seeing increasing cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe in the future mobile is likely to represent an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the first quarter of 2015, more than one in four Expedia, Inc. transactions was booked globally on a mobile device.

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

For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Occupancy and Other Taxes

We are currently involved in twenty-nine lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recent developments include:

•	Hawaii (General Excise Tax and Transient Accommodation Tax). The Hawaii Supreme Court held that transient accommodation taxes are not due on the online travel companies’ services and, with respect to general excise taxes, the online travel companies are obligated to remit past Hawaii general excise taxes with interest on the amount paid to them for their services, along with penalties, but are not liable for general excise taxes, interest or penalties on the amount paid to the hotel for the hotel room.

•	City of Columbia, South Carolina, et al. Litigation. The court entered an order approving the class action settlement.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $61 million as of March 31, 2015, and $62 million as of December 31, 2014. It is also reasonably possible that amounts paid in connection with the settlement or adjudication of these issues could include up to an additional $31 million relating to interest payments in one jurisdiction.

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

Hawaii Tax Court Litigation (General Excise Tax). On January 31, 2011, the online travel companies received final notices from the Hawaii Department of Taxation of assessment for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The companies appealed these assessments. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest on both the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because general excise taxes on the hotel room had already been paid for all of the years at issue. The online travel companies appealed the tax court ruling. On March 17, 2015, the Hawaii Supreme Court issued a decision on the pending appeal. The Court affirmed in part and reversed in part the Hawaii tax court’s decision. The Court ruled that while the online travel companies are obligated to remit past Hawaii general excise taxes with interest on the amount paid to them for their services, along with penalties, the online travel companies are not liable for general excise taxes, interest or penalties on the amount paid to the hotel for the hotel room.

In addition to the above assessment, on May 20, 2013, the Department of Taxation issued final assessments for general excise taxes against the Expedia companies for non-commissioned hotel reservations totaling $20.5 million for the tax year 2012. On June 17, 2013, the online travel companies appealed these assessments to the Hawaii tax court. On December 13, 2013, the tax court held proceedings in abeyance pending review and decision by the Hawaii Supreme Court on the prior assessments. Further proceedings will now take place as a result of the Hawaii Supreme Court decision.

On December 9, 2013, the Department of Taxation issued final assessments for general excise taxes against the Expedia companies for non-commissioned travel agency services relating to rental cars totaling $29.2 million for the tax years 2000 through 2012. These assessments include a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated. The online travel companies appealed the assessments to the Hawaii tax court. On March 12, 2014, the online travel companies requested that the tax court stay consideration of these assessments pending the decision by the Hawaii Supreme Court relating to the Department of Taxation’s claimed right to taxes for non-commissioned travel agency services relating to hotel room reservations. On April 28, 2014, the tax court granted the online travel companies’ request that the court stay consideration of the Department of Taxation’s car rental assessments pending a decision by the Hawaii Supreme Court. Further proceedings will now take place as a result of the Hawaii Supreme Court decision.

On July 18, 2014, the Department of Taxation issued final general excise tax assessments totaling $28.5 million against the Expedia companies for non-commissioned travel agency services relating to hotel reservations and car rental for the tax year 2013. The Expedia companies contested these assessments and requested additional information from the Department of Taxation regarding the basis for the amounts assessed. On December 22, 2014, the tax court stayed consideration of these assessments pending review and decision by the Hawaii Supreme Court on prior assessments. Further proceedings will now take place as a result of the Hawaii Supreme Court decision.

As a pre-condition to appealing the tax court rulings in the Hawaii excise tax proceedings, the Expedia companies were required pay an amount equal to taxes, penalties and interest. During 2012, we expensed $110 million, and during 2013, we expensed an additional $64 million for amounts required or expected to be paid prior to appealing the tax court’s ruling. The total amount paid by the Expedia companies to Hawaii in 2013 was $171 million, which was comprised of $78 million in taxes, $41 million in penalties and $52 million in interest. A determination of the amount of taxes due to the State of Hawaii as a result of the Hawaii Supreme Court’s decision will be the subject of further court proceedings. Under the Court’s ruling, we are entitled to a refund of a majority of the amounts previously paid to the State of Hawaii.

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

Segments

Beginning in the first quarter of 2015, we have four reportable segments: Core Online Travel Companies (“Core OTA”), trivago, Egencia and eLong. Our Core OTA segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, EAN, Hotwire.com, Travelocity, Venere, Wotif Group, CarRentals.com, and Classic Vacations. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment provides managed travel services to corporate customers worldwide. Our eLong segment specializes in mobile and online travel services in China.

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

Gross Bookings and Revenue Margin

	Three months ended March 31,
	2015	2014	% Change
	($ in millions)
Gross Bookings
Core OTA	$12,907	$10,810	19%
trivago(1)	—	—	N/A
Egencia	1,366	1,310	4%
eLong	713	504	41%

Total gross bookings	$14,986	$12,624	19%

Revenue Margin
Core OTA	9.1%	9.3%
trivago(1)	N/A	N/A
Egencia	7.2%	7.7%
eLong	4.7%	8.0%
Total revenue margin	9.2%	9.5%

(1)	trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.

The increase in worldwide gross bookings for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily driven by growth in the Core OTA segment, led by strong performance at Brand Expedia and Hotels.com. Acquisitions added approximately 3% of inorganic gross bookings growth for the three months ended March 31, 2015. Impacts from acquisitions exclude Travelocity due to the previously implemented commercial agreement.

The decrease in revenue margin for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily due to lower revenue per room night. These impacts were partially offset by a mix shift to higher margin products, including advertising and media revenue, and a favorable impact of lower air ticket prices.

Results of Operations

Revenue

	Three months ended March 31,
	2015	2014	% Change
	($ in millions)
Revenue by Segment
Core OTA	$1,170	$1,001	17%
trivago (Third-party revenue)	72	59	22%
Egencia	98	100	(2%)
eLong	33	40	(17%)

Total revenue	$1,373	$1,200	14%

Revenue increased for the three months ended March 31, 2015, compared to the same period in 2014, primarily driven by growth in the Core OTA segment, including strong performance at Brand Expedia and Hotels.com, as well as growth at trivago. Acquisitions added approximately 3% of inorganic revenue growth for the three months ended March 31, 2015.

Worldwide hotel revenue increased 14% for the three months ended March 31, 2015, compared to the same period in 2014. The increases were primarily due to a 32% increase in room nights stayed driven by Hotels.com, eLong, Brand Expedia and Wotif Group, partially offset by a 14% decrease in revenue per room night. Revenue per room night decreased primarily due to an unfavorable foreign exchange impact, both in translation and in book-to-stay, promotional activities such as growing loyalty programs, as well as the efforts to expand the size and availability of the global hotel supply portfolio. Revenue per room night is expected to continue to decrease in 2015. ADRs decreased 2% year-over-year in the first quarter of 2015, as currency-neutral ADR growth was offset by an unfavorable foreign exchange translation impact. ADRs are expected to be negative year-over-year in 2015 primarily due to foreign exchange.

Worldwide air revenue increased 9% for the three months ended March 31, 2015, compared to the same period in 2014, due to an 18% increase in air tickets sold, partially offset by a 7% decrease in revenue per air ticket.

The remaining worldwide revenue, other than hotel and air discussed above, increased by 17% for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to strong growth in advertising and media revenue as well as growth in our travel insurance and car rental products.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended March 31,
	2015	2014	% Change
	($ in millions)
Revenue by Business Model
Merchant	$877	$782	12%
Agency	374	319	17%
Advertising and media(1)	122	99	23%

Total revenue	$1,373	$1,200	14%

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.

Merchant revenue increased for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.

Agency revenue increased for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to the growth in agency hotel.

Advertising and media revenue increased for the three ended March 31, 2015, compared to the same period in 2014, primarily due to continued strong growth in revenue at trivago and Expedia Media Solutions.

Cost of Revenue

	Three months ended March 31,
	2015	2014	% Change
	($ in millions)
Customer operations	$136	$131	4%
Credit card processing	112	113	(1%)
Data center and other	74	51	45%

Total cost of revenue	$322	$295	9%

% of revenue	23.4%	24.5%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, supplier operations, destination supply, certain pre-purchased hotel supply and stock-based compensation.

During the three months ended March 31, 2015, the increase in cost of revenue expense as compared to the same period in 2014 was driven by $23 million of higher data center and other costs, including the cost of pre-purchased hotel supply at eLong, and increased customer operations expenses of $5 million primarily due to an increase in transaction volumes partially offset by a decrease in chargeback and fraud expenses. Acquisitions added approximately 3% of inorganic growth for the three months ended March 31, 2015.

Selling and Marketing

	Three months ended March 31,
	2015	2014	% Change
	($ in millions)
Direct costs	$610	$494	23%
Indirect costs	153	131	17%

Total selling and marketing	$763	$625	22%

% of revenue	55.6%	52.0%

Selling and marketing expense primarily relates to direct costs, including traffic generation costs from search engines and internet portals, television, radio and print spending, private label and affiliate program commissions, public relations and other costs. The remainder of the expense relates to indirect costs, including personnel and related overhead in our various Core OTA brands, global supply organization, Egencia and trivago as well as stock-based compensation costs.

Selling and marketing expenses increased $138 million during the three months ended March 31, 2015, compared to the same period in 2014, driven by increases of $116 million of direct costs, including online and offline marketing expenses. Brand Expedia, Hotels.com, trivago and Travelocity accounted for the majority of the total direct cost increase. In addition, higher personnel expenses of $22 million also contributed to the increase and were driven by the additional personnel due to an accelerated pace of hiring in the lodging supply organization. Acquisitions added approximately 3% of inorganic growth for the three months ended March 31, 2015.

Technology and Content

	Three months ended March 31,
	2015	2014	% Change
	($ in millions)
Personnel and overhead	$102	$89	16%
Depreciation and amortization of technology assets	59	50	17%
Other	29	24	20%

Total technology and content	$190	$163	17%

% of revenue	13.9%	13.6%

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

Technology and content expense increased $27 million during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to increased personnel and overhead costs of $13 million for additional personnel to support key technology projects for Brand Expedia, our corporate technology function and eLong as well as increased depreciation and amortization of technology assets of $9 million. Acquisitions added approximately 2% of inorganic growth for the three months ended March 31, 2015.

General and Administrative

	Three months ended March 31,
	2015	2014	% Change
	($ in millions)
Personnel and overhead	$70	$65	8%
Professional fees and other	46	34	35%

Total general and administrative	$116	$99	18%

% of revenue	8.5%	8.3%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

General and administrative expense increased $17 million during the three months ended March 31, 2015, compared to the same period in 2014, due primarily to higher professional fees and other of $12 million driven mostly by an increase in acquisition-related expenses of $8 million and higher stock-based compensation of $2 million. In addition, personnel and overhead expenses increased $5 million. Acquisitions added approximately 4% of inorganic growth for the three months ended March 31, 2015.

Amortization of Intangible Assets

	Three months ended March 31,
	2015	2014	% Change
	($ in millions)
Amortization of intangible assets	$25	$18	35%
% of revenue	1.8%	1.5%

Amortization of intangible assets increased $7 million during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to amortization related to new business acquisitions.

Legal Reserves, Occupancy Tax and Other

Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.

Legal reserves, occupancy tax and other were $3 million and $4 million for the three months ended March 31, 2015 and 2014.

In the first quarter of 2015, we agreed in principle to settle an insurance claim totaling $25 million for recovery of costs related to occupancy tax litigation matters. The final settlement is expected to be reached in the second quarter of 2015, thus we expect to record an approximate $25 million benefit to Legal reserves, occupancy tax and other in our second quarter 2015 results.

Restructuring and Related Reorganization Charges

In conjunction with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to acquisition integrations including the Wotif Group, we recognized $5 million in restructuring and related reorganization charges during the first quarter ended March 31, 2015 as well as $26 million during the fourth quarter ended December 31, 2014. We expect approximately $10 million of additional restructuring charges for the remainder of 2015 related to these integrations already underway, but not including any possible future acquisition integrations. For additional information, see Note 9 — Restructuring and Related Reorganization Charges in the notes to the consolidated financial statements.

Operating Loss

	Three months ended March 31
	2015	2014	% Change
	($ in millions)
Operating loss	$(51)	$(3)	N/A
% of revenue	(3.7%)	(0.2%)

Operating loss increased for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to increased costs and expenses, including growth in selling and marketing expense in excess of revenue growth.

Interest Income and Expense

	Three months ended March 31,
	2015	2014	% Change
	($ in millions)
Interest income	$6	$6	(4%)
Interest expense	(28)	(22)	28%

Interest income was consistent for the three months ended March 31, 2015, compared to the same period in 2014. Interest expense increased for the three months ended March 31, 2015, compared to the same period in 2014, primarily as a result of additional interest on the $500 million senior unsecured notes issued in August 2014.

Other, Net

Other, net is comprised of the following:

	Three months ended March 31,
	2015	2014
	($ in millions)
Foreign exchange rate gains (losses), net	$14	$(6)
Noncontrolling investment basis adjustment	79	—
Other	11	6

Total other, net	$105	$—

During the three months ended March 31, 2015, in conjunction with the acquisition of additional interest in one of our equity method investments, we remeasured our previously held equity interest to fair value and recognized a gain of $79 million in other, net. For additional information, see Note 3 — Acquisitions and Other Investments in the notes to the consolidated financial statements.

Provision for Income Taxes

	Three months ended March 31,
	2015	2014	% Change
	($ in millions)
Provision for income taxes	$(1)	$0	(385%)
Effective tax rate	(2.9%)	(1.6%)

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items.

Our effective tax rate for the three months ended March 31, 2015 was lower than the 35% federal statutory rate primarily due to to the tax effect of the noncontrolling investment basis adjustment gain, partially offset by certain foreign losses for which Expedia does not recognize a benefit. Our effective tax rate for the three months ended March 31, 2014 was lower than the 35% federal statutory rate primarily due to income earned in foreign jurisdictions where the statutory income tax rate is lower, offset by certain foreign losses for which Expedia does not recognize a benefit as well as revaluation of deferred tax balances due to New York corporate tax reform enacted during the period.

The change in the effective rate for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily due to the tax effect of the noncontrolling investment basis adjustment gain in the current period, partially offset by certain foreign losses for which Expedia does not recognize a benefit.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $2.0 billion and $1.8 billion at March 31, 2015 and December 31, 2014, including $354 million and $369 million of cash and short-term investment balances held in wholly-owned foreign subsidiaries, which includes $195 million and $190 million related to earnings indefinitely invested outside the United States, as well as $331 million and $304 million of majority-owned subsidiaries, which is also indefinitely invested outside the United States; and our

$1 billion revolving credit facility, which expires in September 2019. As of March 31, 2015, $987 million was available under the facility representing the total $1 billion facility less $13 million of outstanding letters of credit. The revolving credit facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points, and the commitment fee on undrawn amounts at 20 basis points as of March 31, 2015.

Our credit ratings are periodically reviewed by rating agencies. As of March 31, 2015, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.

As of March 31, 2015, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $500 million in registered senior unsecured notes due in August 2018 that bear interest at 7.456%, $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, and $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%.

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

As of March 31, 2015, we had a deficit in our working capital of $1.9 billion, compared to a deficit of $1.3 billion as of December 31, 2014. The change in deficit is primarily due to use of cash for financing and investing activities, including business acquisitions and share repurchases.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Our capital expenditures for full year 2015 are expected to increase meaningfully in comparison to 2014 spending levels, due in large part to various real estate projects including our $229 million real estate purchase as discussed below.

Our cash flows are as follows:

	Three months ended March 31,
	2015	2014	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$1,051	$971	$80
Investing activities	(627)	(434)	(193)
Financing activities	(27)	(78)	51
Effect of foreign exchange rate changes on cash and cash equivalents	(65)	3	(68)

For the three months ended March 31, 2015, net cash provided by operating activities increased by $80 million primarily due to increased benefits from working capital changes driven mostly from a change in deferred merchant bookings, partially offset by higher cash paid for taxes, restructuring and related reorganization liabilities and interest.

For the three months ended March 31, 2015, cash used in investing activities increased by $193 million primarily due to a increase of cash used for acquisitions of $326 million, partially offset by lower net purchases of investments of $149 million.

On March 31, 2015, we announced our intention to purchase multiple office and lab buildings located in Seattle, Washington from Immunex Corporation. We are acquiring the property for a purchase price of $229 million, exclusive of closing costs, which we intend to fund through available cash on hand. Closing occurred during the second quarter of 2015.

On February 12, 2015, we announced we entered into a definitive agreement to acquire Orbitz for $12.00 per share in cash, representing an enterprise value of approximately $1.6 billion. The Boards of Directors of both companies have approved the transaction, which is subject to approval by the shareholders of a majority of Orbitz’s common stock and other customary closing conditions, including applicable regulatory approvals.

For the three months ended March 31, 2015 and 2014, cash used in financing activities primarily included cash paid to acquire shares of $45 million and $122 million, including the repurchased shares under the authorizations discussed below, and $23 million and $20 million cash dividend payment, partially offset by $29 million and $38 million of proceeds from the exercise of options and employee stock purchase plans.

In 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million shares of our common stock. During the three months ended March 31, 2015 and 2014, we repurchased, through open market transactions, 0.5 million and 1.7 million shares under these authorization for a total cost of $45 million and $122 million, excluding transaction costs. As of March 31, 2015, 11.2 million shares remain authorized for repurchase under these authorizations with no fixed termination date for the repurchases.

In the first quarter 2015 and 2014, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid a quarterly cash dividend of $0.18 and $0.15 per share of outstanding common stock. In addition, on April 29, 2015, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.18 per share of outstanding common stock payable on June 18, 2015 to stockholders of record as of the close of business on May 28, 2015. Future declarations of dividends are subject to final determination of our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency for the three months ended March 31, 2015, compared to the same period in 2014, showed a net change of $68 million reflecting depreciations in foreign currencies in the current year period compared to the prior year period.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

Other than the property purchase and Orbitz agreement discussed above, there have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2014. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of March 31, 2015 or December 31, 2014.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material changes in our market risk during the three months ended March 31, 2015. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2014. The following are developments regarding such legal proceedings:

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of Atlanta, Georgia Litigation. The Georgia Court of Appeals heard oral argument on the city’s appeal on January 21, 2015. The case is now before the Georgia Court of Appeals for decision.

Nassau County, New York Litigation. On February 10, 2015, the Appellate Division denied both the defendant online travel companies’ motion for leave to appeal the Appellate Division’s denial of their motion to dismiss and the plaintiff’s motion for reargument or for leave to appeal the Appellate Division’s reversal of the trial court’s class certification order. On April 6, 2015, the plaintiff filed a motion for leave to renew its motion for reargument or for leave to appeal. The online travel companies are opposing that motion.

State of Montana Litigation. On April 10, 2015, the Montana Supreme Court heard argument on the state’s appeal from the trial court’s holding that taxes are not owed on the online travel companies’ services. Each party will be submitting a supplemental brief to the Court.

State of Kentucky Litigation. On March 4, 2015, the plaintiff filed a motion for partial summary judgment on liability issues. On April 10, 2015, the defendant online travel companies filed their opposition to that motion and a cross motion for summary judgment. The court has scheduled oral argument on the parties’ cross-motions for June 24, 2015.

City of Bedford Park, Illinois Litigation. On February 2 and 9, 2015, the plaintiffs and the City of Oakbrook Terrace filed motions to clarify the court’s January 6, 2015 order. The court denied those motions but ordered the parties to submit briefing on subject matter jurisdiction and administrative exhaustion issues. A hearing on those issues took place on April 24, 2015, and the court took the matter under advisement.

City of Columbia, South Carolina, et al. Litigation. On April 6, 2015, the court entered an order approving the class action settlement.

State of New Hampshire Litigation. On February 19, 2015, the plaintiff filed a motion to amend its complaint. The defendants are opposing that motion.

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from municipalities and other taxing jurisdictions concerning our possible obligations with respect to state and local hotel occupancy or related taxes, which are listed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2014. The Company believes that the hotel occupancy tax claims discussed above lack merit and will continue to defend vigorously against them.

Actions Filed by Expedia and Other Tax Litigation

Hawaii (General Excise Tax and Transient Accommodation Tax). On March 17, 2015, the Hawaii Supreme Court issued a decision on the parties’ pending appeals. The Court affirmed the Hawaii Tax Appeal Court’s decision that transient accommodation taxes are not due on the online travel companies’ services. With respect to the general excise tax, the Court affirmed in part and reversed in part the lower court’s decision. The Court ruled that while the online travel companies are

Part II. Item 1. Legal Proceedings

obligated to remit past Hawaii general excise taxes with interest on the amount paid to them for their services, along with penalties, the online travel companies are not liable for general excise taxes, interest or penalties on the amount paid to the hotel for the hotel room.

Non-Tax Litigation and Other Legal Proceedings

Consumer Cases against Hotwire. On March 26, 2015, the court denied the plaintiffs’ request for interlocutory appeal of the trial court’s ruling granting the motions to dismiss filed in the Miller and Frank putative class actions.

In re Orbitz Worldwide, Inc. Consolidated Stockholder Litigation, Case No. 10711-VCP (Court of Chancery of the State of Delaware). On April 8, 2015, an amended class action complaint was filed by Orbitz stockholders against Expedia, Inc., Xeta, Inc. (Expedia’s indirect wholly owned subsidiary), Orbitz Worldwide, Inc., and the Orbitz board of directors relating to the merger agreement between Expedia, Xeta and Orbitz. Plaintiffs assert claims for breach of fiduciary duty by the Orbitz board of directors and claims against Expedia, Xeta and Orbitz for aiding and abetting the Orbitz directors’ alleged breach of their duties. Plaintiffs claim, among other things, that the Orbitz directors breached their fiduciary duties by agreeing to an inadequate price for the transaction and unreasonable deal protection devices, that certain Orbitz directors have conflicts of interest, and that the Orbitz directors failed to disclose material information concerning the fairness of the merger.

Derivative Litigation

Friedman v. Khosrowshahi. On March 6, 2015, the Delaware Supreme Court affirmed the lower court’s ruling in favor of the defendants, thereby ending the case.

Hotel Booking Practices Proceedings and Litigation

On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The Statement of Objections alleges that Expedia and Booking.com entered into separate agreements with IHG that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The OFT limited its investigation to a small number of companies, but stated that the investigation was likely to have wider implications for the industry within the United Kingdom. The parties proposed to address the OFT’s concerns by offering commitments, and on January 31, 2014, the OFT announced that it had formally accepted the commitments offered by the parties, with no finding of fault or liability. The commitments provide online travel companies with the right to provide non-public discounts on the rate offered for room only hotel accommodation bookings at hotels located in the United Kingdom to eligible European Economic Area resident members of the online travel companies’ closed groups. The commitments also clarify the hotels’ rights to offer discounts under the same conditions to members of their closed groups. In addition, the commitments require online travel agencies to modify their most favored nation clauses, as relevant, so as not to apply to any discounting activities covered by the commitments. The commitments are binding on the parties through January 31, 2016. On April 2, 2014, Skyscanner Limited filed an appeal challenging the OFT’s January 31, 2014 decision to accept the parties’ commitments. On September 26, 2014, the United Kingdom’s Competition Appeal Tribunal (“CAT”) granted Skyscanner Limited’s appeal. This judgment requires the Competition & Markets Authority (“CMA”), the United Kingdom’s competition authority, to review the decision of its predecessor body, the OFT. The CMA did not appeal the CAT’s decision. The CMA has since announced that it is currently considering next steps in the investigation in light of the CAT judgment and market developments, including developments in the investigations of other European competition authorities and may provide further details in this regard by the end of May 2015. It is not certain what impact the CMA’s review of the OFT decision will have on online travel companies, including Expedia.

The Directorate General for Competition, Consumer Affairs and Repression of Fraud, a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, also has brought a lawsuit in France against the Expedia entities objecting to certain “most favored nation” clauses in contracts with French hotels. This case was heard on April 3, 2015. In addition, a number of competition authorities, such as those in Austria, Belgium, China, Czech Republic,

Part II. Item 1. Legal Proceedings

Denmark, France, Germany, Hungary, Ireland, Italy, Poland, Sweden and Switzerland, have inquired or initiated investigations into the travel industry and, in particular, in relation most favored nation provisions in contracts between hotels and online travel companies, including Expedia. We are engaged in discussions with certain of these regulatory authorities regarding their concerns.

While the ultimate outcomes of these lawsuits, inquiries or investigations are uncertain and our circumstances are distinguishable from those of other online travel agencies subject to similar lawsuits, inquiries or investigations, we note in this context that on April 21, 2015 the competition authorities in France, Italy and Sweden announced a proposed set of commitments offered by Booking.com to resolve the most favored nations clause cases brought by these authorities against Booking.com. In addition, the German Federal Cartel Office (“FCO”) has required another online travel company, Hotel Reservation Service (“HRS”), to remove certain clauses from its contracts with hotels. HRS appealed this decision, which the Higher Regional Court Dusseldorf rejected on January 9, 2015.

Part II. Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

During 2012, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million shares of our common stock. A summary of the repurchase activity for the first quarter of 2015 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
January 1-31, 2015	474	$85.18	474	1,292
February 1-28, 2015	52	86.15	52	11,240
March 1-31, 2015	—	—	—	11,240

Total	526	$85.27	526

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	X

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

April 30, 2015	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer