Form 10-Q
period 2015-06-30
Expedia, Inc.
filed 2015-07-31
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37429

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 17, 2015 was:

Common stock, $0.0001 par value per share	116,333,773 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended June 30, 2015

Part I. Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$1,662,600	$1,494,632	$3,035,997	$2,695,003
Costs and expenses:
Cost of revenue (1)	321,082	300,501	643,000	595,120
Selling and marketing (1)	885,480	743,616	1,648,861	1,368,315
Technology and content (1)	186,516	169,075	376,971	332,050
General and administrative (1)	141,394	102,540	257,791	201,585
Amortization of intangible assets	26,880	18,264	51,922	36,756
Legal reserves, occupancy tax and other	5,510	31,416	8,039	34,955
Restructuring and related reorganization charges	5,646	—	10,322	—

Operating income	90,092	129,220	39,091	126,222
Other income (expense):
Interest income	4,693	6,883	10,238	12,681
Interest expense	(28,515)	(22,321)	(56,509)	(44,125)
Gain on sale of business	508,810	—	508,810	—
Other, net	(17,023)	(7,177)	88,078	(7,658)

Total other income (expense), net	467,965	(22,615)	550,617	(39,102)

Income before income taxes	558,057	106,605	589,708	87,120
Provision for income taxes	(131,221)	(20,751)	(130,311)	(21,070)

Net income	426,836	85,854	459,397	66,050
Net loss attributable to noncontrolling interests	22,808	3,519	34,390	9,019

Net income attributable to Expedia, Inc.	$449,644	$89,373	$493,787	$75,069

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$3.49	$0.69	$3.85	$0.58
Diluted	3.38	0.67	3.74	0.56
Shares used in computing earnings per share:
Basic	128,887	129,538	128,229	130,046
Diluted	132,960	133,668	132,184	134,399
Dividends declared per common share	$0.18	$0.15	$0.36	$0.30

(1) Includes stock-based compensation as follows:
Cost of revenue	$1,316	$943	$2,474	$2,145
Selling and marketing	6,860	4,820	13,332	10,155
Technology and content	5,559	4,960	12,343	10,518
General and administrative	27,759	10,291	42,231	23,017

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$426,836	$85,854	$459,397	$66,050
Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax (1)	(52,562)	(5,076)	(186,413)	20,137
Net reclassification of foreign currency translation adjustments into total other income (expenses), net	43,183	—	43,183	—
Unrealized gains (losses) on available for sale securities, net of taxes (2)	(275)	144	200	312

Other comprehensive income (loss), net of tax	(9,654)	(4,932)	(143,030)	20,449

Comprehensive income	417,182	80,922	316,367	86,499
Less: Comprehensive income (loss) attributable to noncontrolling interests	(15,250)	(5,964)	(59,502)	3,822

Comprehensive income attributable to Expedia, Inc.	$432,432	$86,886	$375,869	$82,677

(1)	Net of tax of $7 million for both the three and six months ended June 30, 2015 associated with debt translation losses related to a net investment hedge.
(2)	Net gains (losses) recognized and reclassified during the three and six months ended June 30, 2015 and 2014 were immaterial.

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,187,129	$1,402,700
Restricted cash and cash equivalents	27,261	34,888
Short-term investments	195,984	355,780
Accounts receivable, net of allowance of $17,253 and $13,760	1,123,555	778,334
Deferred income taxes	169,449	169,269
Income taxes receivable	73,807	17,161
Prepaid expenses and other current assets	213,207	166,357

Total current assets	4,990,392	2,924,489
Property and equipment, net	867,137	553,126
Long-term investments and other assets	516,883	286,882
Deferred income taxes	4,858	10,053
Intangible assets, net	1,476,039	1,290,087
Goodwill	3,976,617	3,955,901

TOTAL ASSETS	$11,831,926	$9,020,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,346,242	$1,188,483
Accounts payable, other	519,834	361,382
Deferred merchant bookings	3,214,868	1,761,258
Deferred revenue	57,142	62,206
Income taxes payable	89,492	59,661
Accrued expenses and other current liabilities	740,650	753,625

Total current liabilities	5,968,228	4,186,615
Long-term debt	2,472,536	1,746,787
Deferred income taxes	437,959	452,958
Other long-term liabilities	220,545	180,376
Commitments and contingencies
Redeemable noncontrolling interests	557,749	560,073
Stockholders’ equity:
Common stock $.0001 par value	20	20
Authorized shares: 1,600,000
Shares issued: 199,116 and 196,802
Shares outstanding: 116,318 and 114,267
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	5,989,725	5,921,140
Treasury stock - Common stock, at cost	(4,039,376)	(3,998,120)
Shares: 82,798 and 82,535
Retained earnings	417,428	—
Accumulated other comprehensive loss	(256,692)	(138,774)

Total Expedia, Inc. stockholders’ equity	2,111,106	1,784,267
Non-redeemable noncontrolling interests	63,803	109,462

Total stockholders’ equity	2,174,909	1,893,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,831,926	$9,020,538

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014
Operating activities:
Net income	$459,397	$66,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	153,722	127,692
Amortization of stock-based compensation	70,380	45,835
Amortization of intangible assets	51,922	36,756
Deferred income taxes	2,021	(809)
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	37,012	(15,746)
Realized (gain) loss on foreign currency forwards	(29,460)	3,590
Gain on sale of business	(508,810)	—
Noncontrolling investment basis adjustment	(77,400)	—
Other	8,415	(5,107)
Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	(412,670)	(307,000)
Prepaid expenses and other current assets	(5,162)	(44,926)
Accounts payable, merchant	245,843	168,202
Accounts payable, other, accrued expenses and other current liabilities	198,606	236,810
Taxes payable/receivable, net	(20,867)	(42,764)
Deferred merchant bookings	1,479,263	1,175,122
Deferred revenue	9,819	21,237

Net cash provided by operating activities	1,662,031	1,464,942

Investing activities:
Capital expenditures, including internal-use software and website development	(468,727)	(157,213)
Purchases of investments	(506,109)	(1,026,054)
Sales and maturities of investments	226,325	419,478
Acquisitions, net of cash acquired	(327,362)	—
Proceeds from sale of business, net of cash divested and disposal costs	527,212	—
Net settlement of foreign currency forwards	29,460	(3,590)
Other, net	10,435	2,386

Net cash used in investing activities	(508,766)	(764,993)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	702,348	—
Purchases of treasury stock	(44,925)	(339,020)
Proceeds from issuance of treasury stock	22,487	—
Payment of dividends to stockholders	(45,991)	(38,833)
Proceeds from exercise of equity awards and employee stock purchase plan	59,083	53,156
Excess tax benefit on equity awards	69,085	27,394
Withholding taxes for stock option exercises	(85,033)	—
Other, net	8,986	1,693

Net cash provided by (used in) financing activities	686,040	(295,610)
Effect of exchange rate changes on cash and cash equivalents	(54,876)	8,448

Net increase in cash and cash equivalents	1,784,429	412,787
Cash and cash equivalents at beginning of period	1,402,700	1,021,033

Cash and cash equivalents at end of period	$3,187,129	$1,433,820

Supplemental cash flow information
Cash paid for interest	$53,885	$43,066
Income tax payments, net	79,672	36,630

See accompanying notes.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

Note 1 – Basis of Presentation

Description of Business

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.com™, Travelocity®, Expedia® Affiliate Network, Classic Vacations®, Expedia Local Expert®, Egencia®, Expedia® CruiseShipCenters®, Venere Net SpA (“Venere”), trivago GmbH (“trivago”), CarRentals.com™, Wotif.com Holdings Limited (“Wotif Group”) and eLong ™, Inc. (“eLong”) through its sale on May 22, 2015. In addition, many of these brands have related international points of sale, including those as part of AirAsia-Expedia upon acquisition of controlling interest in March 2015. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

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

Note 2 – Summary of Significant Accounting Policies

Recently Adopted Accounting Policies

As of January 1, 2015, we adopted the Accounting Standard Update (“ASU”) amending the requirements for reporting discontinued operations, which may include a component of an entity or a group of components of an entity. The amendment limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results and it also requires expanded disclosures surrounding discontinued operations. Upon adoption, the standard impacted how we assess and report discontinued operations, including our divestiture of eLong during the second quarter of 2015 as disclosed below in Note 4 – Disposition of Business.

Recent Accounting Policies Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an ASU amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption prohibited before December 15, 2016. We are in the process of evaluating the impact of the adoption of this new guidance on our consolidated financial statements.

In April 2015, the FASB issued an ASU that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. We anticipate adopting this new guidance on January 1, 2016 with no material impact on our consolidated financial statements.

Note 3 – Acquisitions and Other Investments

Business Acquisitions. On January 23, 2015, we acquired the Travelocity brand and other associated assets from Sabre for $280 million in cash consideration. As a result of the asset acquisition, the strategic marketing and other related agreements were terminated. In conjunction with the acquisition, we did not acquire any cash or working capital assets or assume any liabilities.

Notes to Consolidated Financial Statements – (Continued)

On March 10, 2015, we completed the acquisition of an additional 25% equity interest of AAE Travel Pte. Ltd., the joint venture formed between Expedia and AirAsia Berhad in 2011, for cash consideration of approximately $94 million. This investment increased our total ownership in the venture from 50% to 75% and resulted in the consolidation of the entity. In conjunction with the acquisition of the additional interest, we remeasured our previously held equity interest to fair value, excluding any acquisition premium, and recognized a gain of $77 million in other, net during the period. The fair value of the 25% noncontrolling interest, including an acquisition premium, was estimated to be $64 million at the time of the acquisition. Both fair values were determined based on various valuation techniques, including market comparables and discounted cash flow projections (Level 3 inputs).

The following summarizes the allocation of the purchase price for the above acquisitions, in thousands:

Goodwill	$190,190
Intangible assets with indefinite lives	163,400
Intangible assets with definite lives (1)	140,285
Net assets and non-controlling interests acquired (2)	(20,619)
Deferred tax liabilities	(7,910)

Total (3)	$465,346

(1)	Acquired definite-lived intangible assets primarily consist of customer relationship, reacquired right and supplier relationship assets and have estimated useful lives of between 4 and 10 years with a weighted average life of 5.7 years.
(2)	Includes cash acquired of $41 million.
(3)	The total purchase price includes noncash consideration of $99 million related to an equity method investment, which is currently consolidated upon our acquisition of a controlling interest, as discussed above, with the remainder paid in cash during the period.

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

The Boards of Directors of both companies and the shareholders of Orbitz have approved the transaction, which remains subject to other customary closing conditions, including applicable regulatory approvals. In March 2015, each company received a request for additional information and documentary material from the U.S. Department of Justice (“DOJ”) in connection with its review of our pending acquisition of Orbitz and we are working to assist the DOJ to complete its review before the end of the year. In May 2015, the shareholders of a majority of Orbitz’s common stock approved the transaction.

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

Notes to Consolidated Financial Statements – (Continued)

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

Acquisition-related costs related to the above activities were expensed as incurred within general and administrative expenses and were approximately $8 million and $16 million for the three and six months ended June 30, 2015.

Other Investments. On March 10, 2015, we announced that Expedia and Decolar.com, Inc. (“Decolar”), the Latin American online travel company that operates the Decolar.com and Despegar.com branded websites, have expanded our partnership to include deeper cooperation on hotel supply and we have made a $270 million cost method investment in Decolar, which is included within long-term investments and other assets on our consolidated balance sheet.

Note 4 – Disposition of Business

On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong, Inc., which was previously a separate reportable segment, for approximately $671 million (or $666 million net of costs to sell and other transaction expenses) to several purchasers, including Ctrip.com International, Ltd. Of the total sales price, approximately $67 million was remitted directly to escrow for estimated tax obligations, and is recorded in prepaid and other current assets on our consolidated balance sheet as of June 30, 2015 and represents a noncash item in our consolidated statement of cash flows. As a result of the sale, we recognized a pre-tax gain of $509 million ($395 million after tax) during the second quarter of 2015 included in gain on sale of business in our consolidated statement of operations.

The following table presents the carrying amounts of our eLong business immediately preceding the disposition on May 22, 2015, in thousands:

Total current assets (1)	$350,196
Total long-term assets	137,709

Total assets divested	$487,905

Total current liabilities	$187,296
Total long-term liabilities	5,782

Total liabilities divested	$193,078

Components of accumulated other comprehensive income divested	45,259
Non-redeemable noncontrolling interest divested	92,550

Net carrying value divested	$157,018

(1)	Includes cash and cash equivalents of approximately $74 million.

Notes to Consolidated Financial Statements – (Continued)

We evaluated the disposition of eLong and determined it did not meet the “major effect” criteria for classification as a discontinued operation largely due to how recently it began having material impacts to our quarterly consolidated operating and net income. However, we determined that the disposition does represent an individually significant component of our business. The following table presents certain amounts related to eLong in our consolidated results of operations through its disposal on May 22, 2015:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Operating income (loss) (1)	$(45,454)	$329	$(85,536)	$(7,566)
Income (loss) before taxes (2)	464,817	4,373	438,843	(388)
Income (loss) before taxes attributable to Expedia, Inc. (2)	448,694	2,348	412,285	(197)
Net income (loss) attributable to Expedia, Inc. (3)	367,427	3,704	349,183	(373)

(1)	Includes stock-based compensation and amortization of intangible assets of approximately $15 million and $6 million for the three months ended June 30, 2015 and 2014 and $20 million and $11 million for the six months ended June 30, 2015 and 2014, which are included within Corporate & Eliminations in Note 15 – Segment Information.
(2)	The three and six months ended June 30, 2015 includes the pre-tax gain of $509 million related to the gain on sale.
(3)	The three and six months ended June 30, 2015 includes the after-tax gain of $395 million related to the gain on sale.

Note 5 – Fair Value Measurements

Financial assets measured at fair value on a recurring basis as of June 30, 2015 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$169,156	$169,156	$—
Time deposits	822,947	—	822,947
Derivatives:
Foreign currency forward contracts	1,371	—	1,371
Investments:
Time deposits	160,000	—	160,000
Corporate debt securities	117,761	—	117,761

Total	$1,271,235	$169,156	$1,102,079

Notes to Consolidated Financial Statements – (Continued)

Financial assets measured at fair value on a recurring basis as of December 31, 2014 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$161,059	$161,059	$—
Time deposits	298,968	—	298,968
Restricted cash:
Time deposits	19,980	—	19,980
Derivatives:
Foreign currency forward contracts	9,176	—	9,176
Investments:
Time deposits	312,762	—	312,762
Corporate debt securities	142,575	—	142,575

Total	$944,520	$161,059	$783,461

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of June 30, 2015 and December 31, 2014, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of June 30, 2015, we had $36 million of short-term and $82 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses both of less than $1 million. As of December 31, 2014, we had $43 million of short-term and $100 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments. Of the total time deposits, $261 million as of December 31, 2014 related to balances held by our majority-owned subsidiaries.

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of June 30, 2015, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $1.4 billion. We had a net forward asset of $1 million and $9 million as of June 30, 2015 and December 31, 2014 recorded in prepaid expenses and other current assets. We recorded $4 million and $8 million in net losses from foreign currency forward contracts during the three months ended June 30, 2015 and 2014, and $15 million in net gains and $16 million in net losses during the six months ended June 30, 2015 and 2014.

Note 6 – Property and Equipment, Net

On April 30, 2015, we acquired our future corporate headquarters for $229 million, consisting of multiple office and lab buildings located in Seattle, Washington (the “Property”) from Immunex Corporation (“Immunex”), a wholly owned

Notes to Consolidated Financial Statements – (Continued)

subsidiary of Amgen, Inc., pursuant to a purchase and sale agreement with Immunex. The acquired building assets are included in construction in process and will begin depreciating when they and costs incurred related to the build out of the headquarters are complete and ready for their intended use.

Note 7 – Debt

The following table sets forth our outstanding debt:

	June 30, 2015	December 31, 2014
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,522	749,485
4.5% senior notes due 2024, net of discount	497,417	497,302
2.5% (€650 million) senior notes due 2022, net of discount	725,597	—

Long-term debt	$2,472,536	$1,746,787

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at June 30, 2015 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $750 million in registered senior unsecured notes outstanding at June 30, 2015 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $500 million in registered senior unsecured notes outstanding at June 30, 2015 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year, beginning February 15, 2015. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.

In June 2015, we issued Euro 650 million of registered senior unsecured notes that are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year, beginning June 3, 2016. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.

The aggregate principal value of the 2.5% Notes is designated as a hedge of our net investment in certain Euro functional currency subsidiaries. The notes are measured at Euro to U.S. Dollar exchange rates at each balance sheet date and transaction gains or losses due to changes in rates are recorded in accumulated other comprehensive income (loss). The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in accumulated other comprehensive income (loss). Since the notional amount of the recorded Euro-denominated debt is less than the notional amount of our net investment, we do not expect to incur any ineffectiveness on this hedge.

Notes to Consolidated Financial Statements – (Continued)

The 7.456%, 5.95%, 4.5% and 2.5% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. For further information, see Note 16 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $40 million and $39 million as of June 30, 2015 and December 31, 2014. The 5.95%, 4.5% and 2.5% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.

The approximate fair value of 7.456% Notes was $574 million and $581 million as of June 30, 2015 and December 31, 2014. The approximate fair value of 5.95% Notes was $837 million and $840 million as of June 30, 2015 and December 31, 2014. The approximate fair value of 4.5% Notes was $511 million and $504 million as of June 30, 2015 and December 31, 2014. The approximate fair value of 2.5% Notes was Euro 643 million ($722 million) as of June 30, 2015. These fair values were based on quoted market prices in less active markets (Level 2 inputs).

Credit Facility

Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes, that expires in September 2019. As of June 30, 2015 and December 31, 2014, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 20 basis points as of June 30, 2015. The facility contains covenants including maximum leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of June 30, 2015 and December 31, 2014, there was $14 million and $15 million of outstanding stand-by LOCs issued under the facility.

In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia, Inc., that may be terminated at any time by the lender. As of June 30, 2015, we had Euro 10 million in borrowings outstanding included in accrued expenses and other current liabilities on the consolidated balance sheet. As of December 31, 2014, we had no borrowings outstanding.

Note 8 – Redeemable Noncontrolling Interests

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

Notes to Consolidated Financial Statements – (Continued)

A reconciliation of redeemable noncontrolling interest is as follows:

Six months ended June 30,
2015
Balance, beginning of the period	$560,073
Net loss attributable to noncontrolling interests	(6,649)
Fair value adjustments	70,926
Currency translation adjustments and other	(66,601)

Balance, end of period	$557,749

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

Note 9 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Six months ended June 30, 2015:
February 4, 2015	$0.18	March 10, 2015	$22,895	March 26, 2015
April 29, 2015	0.18	May 28, 2015	23,096	June 18, 2015
Six months ended June 30, 2014:
February 5, 2014	$0.15	March 10, 2014	$19,602	March 27, 2014
April 30, 2014	0.15	May 30, 2014	19,231	June 19, 2014

In addition, on July 29, 2015, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on September 17, 2015 to stockholders of record as of the close of business on August 27, 2015. Future declarations of dividends are subject to final determination by our Board of Directors.

Share Repurchases

In April 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million shares of our common stock. There is no fixed termination date for the repurchases. During the first half of 2015, we repurchased, through open market transactions, 0.5 million shares under this authorization for a total cost of $45 million, excluding transaction costs, representing an average repurchase price of $85.27 per share. As of June 30, 2015, 11.2 million shares remain authorized for repurchase under the 2012 and 2015 authorizations.

Notes to Consolidated Financial Statements – (Continued)

Other Share Activity

During the three months ended June 30, 2015, we issued 264,841 shares of common stock from treasury stock to Liberty Interactive Corporation (“Liberty”) at a price per share of $85.24 and an aggregate value of approximately $23 million pursuant to and in accordance with the preemptive rights as detailed by the Amended and Restated Governance Agreement with Liberty dated as of December 20, 2011.

During the three months ended June 30, 2015, our Chairman and Senior Executive exercised options to purchase 1.9 million shares. 0.5 million shares were withheld and concurrently cancelled by the Company to cover the weighted average exercise price of $30.38 per share and 0.8 million shares were withheld and concurrently cancelled to cover tax obligations, with a net delivery of 0.6 million shares.

Accumulated Other Comprehensive Loss

The balance for each class of accumulated other comprehensive loss as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Foreign currency translation adjustments, net of tax (1)	$(256,832)	$(138,715)
Net unrealized gain (loss) on available for sale securities, net of tax	140	(59)

Accumulated other comprehensive loss	$(256,692)	$(138,774)

(1)	Foreign currency translation adjustments, net of tax, includes foreign currency transaction losses at June 30, 2015 of $13 million ($20 million before tax) associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 7 – Debt for more information. The remaining balance in currency translation adjustments excludes income taxes as a result of our current intention to indefinitely reinvest the earnings of our international subsidiaries outside of the United States.

Notes to Consolidated Financial Statements – (Continued)

Note 10 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Income attributable to Expedia, Inc.	$449,644	$89,373	$493,787	$75,069
Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$3.49	$0.69	$3.85	$0.58
Diluted	3.38	0.67	3.74	0.56
Weighted average number of shares outstanding:
Basic	128,887	129,538	128,229	130,046
Dilutive effect of:
Options to purchase common stock	3,954	4,030	3,840	4,235
Other dilutive securities	119	100	115	118

Diluted	132,960	133,668	132,184	134,399

Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and six months ended June 30, 2015 and 2014, approximately 7 million of outstanding stock awards for all periods have been excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their effect would have been antidilutive.

Note 11 – Restructuring and Related Reorganization Charges

In conjunction with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to acquisition integrations including the Wotif Group, we recognized $10 million in restructuring and related reorganization charges during the first half of 2015 as well as $26 million during the fourth quarter ended December 31, 2014. We expect up to $5 million of restructuring charges for the remainder of 2015 related to these integrations already underway, but not including any possible future acquisition integrations.

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes the restructuring and related reorganization activity for the six months ended June 30, 2015:

	Employee Severance and Benefits	Other	Total
	(In thousands)
Accrued liability as of January 1, 2015	$10,117	$13,658	$23,775
Charges	8,771	1,551	10,322
Payments	(6,537)	(14,779)	(21,316)
Non-cash items	(1,063)	5	(1,058)

Accrued liability as of June 30, 2015	$11,288	$435	$11,723

The majority of the other activity in the above table relates to Australian stamp duty tax that was paid to certain Australian jurisdictions related to business restructuring events.

Note 12 – Other, net

The following table presents the components of other, net:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Foreign exchange rate losses, net	$(15,084)	$(11,612)	$(929)	$(17,748)
Noncontrolling investment basis adjustment	(2,076)	—	77,400	—
Other	137	4,435	11,607	10,090

Total	$(17,023)	$(7,177)	$88,078	$(7,658)

Note 13 – Income Taxes

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items. Our effective tax rate was 23.5% and 19.5% for the three months ended June 30, 2015 and 2014, and 22.1% and 24.2% for the six months ended June 30, 2015 and 2014. The change in the effective rate for the three and six months ended June 30, 2015 compared to the same periods in 2014 was due to an increase in taxable income in the United States primarily related to the gain on the sale of eLong, a portion of which was taxable in the United States and resulted in estimated tax expense of $113 million.

Note 14 – Commitments and Contingencies

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

Notes to Consolidated Financial Statements – (Continued)

Litigation Relating to Hotel Occupancy Taxes. Eighty-eight lawsuits have been filed by cities, counties and states involving hotel occupancy and other taxes. Twenty-nine lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, thirty-eight of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-four dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $94 million as of June 30, 2015 and $62 million as of December 31, 2014. The reserve balance increased as of June 30, 2015 primarily due to an additional $33 million of expense related to probable interest payments in connection with a July 23, 2015 order from the D.C. Court of Appeals affirming a judgment holding us liable for tax on services. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

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

Hawaii (General Excise Tax). On January 31, 2011, the online travel companies received final notices of assessment from the Hawaii Department of Taxation for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The online travel companies appealed these assessments to the Hawaii tax court. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest both on the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because tax amounts on the hotel room had already been paid for all of the years at issue. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies for their failure to file returns and pay general excise taxes and, on August 12, 2013, the court further held that interest is due on such penalties. On December 24, 2013, the Hawaii Supreme Court agreed to accept transfer and review of the case and, on March 17, 2015, the Court affirmed in part and reversed in part the Hawaii tax court’s decision. The Hawaii Supreme Court ruled that while the online travel companies are obligated to remit past Hawaii general excise taxes with interest on the amount paid to them for their services, along with penalties, the online travel companies are not liable for general excise taxes, interest or penalties on the amount paid to the hotel.

In addition to the above assessment, the Department of Taxation issued final assessments for general excise taxes against the Expedia companies for (i) non-commissioned hotel reservations totaling $20.5 million for the tax year 2012, (ii) non-commissioned travel agency services relating to rental cars totaling $29.2 million for the tax years 2000 through 2012, which include a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated, and (iii) for non-commissioned travel agency services relating to hotel reservations and car rental totaling $28.5 million for the tax year 2013. In each case, the tax court held proceedings in abeyance pending review and decision by the Hawaii Supreme Court on the prior assessments and further proceedings will now take place as a result of the Hawaii Supreme Court decision.

As a pre-condition to appealing the tax court rulings in the Hawaii excise tax proceedings, the Expedia companies were required pay an amount equal to taxes, penalties and interest. During 2012, we expensed $110 million, and during 2013, we expensed an additional $64 million for amounts required or expected to be paid prior to appealing the tax court’s ruling.

Notes to Consolidated Financial Statements – (Continued)

The total amount that the Expedia companies paid in 2013 was $171 million, which is comprised of $78 million in taxes, $41 million in penalties and $52 million in interest. At a July 20, 2015 hearing to determine the amount of refund of prepaid pay-to-play amounts due to the online travel companies, the Hawaii tax court held that the State of Hawaii is required to refund the Expedia companies approximately $131 million and that the refund of an additional approximately $4.0 million will be subject to a further hearing. The refund amount may differ from the amount we ultimately record in our operating results.

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

Other Jurisdictions. In December 2014, the City of Portland and Multnomah County, Oregon assessed certain online travel companies, including Expedia, Hotels.com and Hotwire, for hotel occupancy taxes for the period October 7, 2013 to December 31, 2014 based on recent amendments to state legislation. On January 9, 2015, as a pre-condition to challenging the assessments, the Expedia companies paid $2.3 million under protest in alleged taxes, penalties and interest. We are also in various stages of inquiry or audit with domestic and foreign tax authorities, some of which, including in the United Kingdom regarding the application of value added tax (“VAT”) to our European Union related transactions as discussed below, impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.

The ultimate resolution of these contingencies may be greater or less than the pay-to-play payments made and our estimates of additional assessments mentioned above.

During the three months ended June 30, 2015, we recorded a $25 million benefit in legal reserves, occupancy tax and other for the recovery of costs related to occupancy tax litigation matters.

Matters Relating to International VAT. We are in various stages of inquiry or audit in multiple European Union jurisdictions, including in the United Kingdom, regarding the application of VAT to our European Union related transactions. While we believe we comply with applicable VAT laws, rules and regulations in the relevant jurisdictions, the tax authorities may determine that we owe additional taxes. In certain jurisdictions, including the United Kingdom, we may be required to pay any VAT assessment prior to contesting its validity. This requirement is commonly referred to as “pay-to-play.” Payment of any such amounts is not an admission by the taxpayer that it believes it is subject to such taxes. While we believe that we will be successful based on the merits of our positions with regard to the U.K. and other VAT audits in pay-to-play jurisdictions, it is nevertheless reasonably possible that we could be required to pay any assessed amounts in order to contest or litigate the applicability of any assessments and an estimate for a reasonably possible amount of any such payments cannot be made.

Matters Relating to Hotel Booking Practices. On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The Statement of Objections alleges that Expedia and Booking.com entered into separate agreements with IHG that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The OFT limited its investigation to a small number of companies, but stated that the investigation was likely to have wider implications for the industry within the United Kingdom. The parties proposed to address the OFT’s concerns by offering commitments, and on

Notes to Consolidated Financial Statements – (Continued)

January 31, 2014, the OFT announced that it had formally accepted the commitments offered by the parties, with no finding of fault or liability. The commitments provide online travel companies with the right to provide non-public discounts on the rate offered for room only hotel accommodation bookings at hotels located in the United Kingdom to eligible European Economic Area resident members of the online travel companies’ closed groups. The commitments also clarify the hotels’ rights to offer discounts under the same conditions to members of their closed groups. In addition, the commitments require online travel agencies to modify their price parity clauses, as relevant, so as not to apply to any discounting activities covered by the commitments. The commitments are binding on the parties through January 31, 2016. On April 2, 2014, Skyscanner Limited filed an appeal challenging the OFT’s January 31, 2014 decision to accept the parties’ commitments. On September 26, 2014, the United Kingdom’s Competition Appeal Tribunal (“CAT”) granted Skyscanner Limited’s appeal. This judgment requires the Competition & Markets Authority (“CMA”), the United Kingdom’s competition authority, to review the decision of its predecessor body, the OFT. The CMA did not appeal the CAT’s decision and subsequently announced that it is considering next steps in the investigation in light of the CAT judgment and market developments, including developments relating to the investigations of other European competition authorities described below. It is not certain what impact the CMA’s review of the OFT decision will have on online travel companies, including Expedia.

In addition, the Directorate General for Competition, Consumer Affairs and Repression of Fraud, a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, has brought a lawsuit in France against Expedia entities objecting to certain parity clauses in contracts between Expedia entities and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. A number of competition authorities, such as those in Austria, Belgium, China, Czech Republic, Denmark, France, Germany, Hungary, Ireland, Italy, Poland, Sweden and Switzerland, have also inquired or initiated investigations into the travel industry and, in particular, in relation to parity provisions in contracts between hotels and online travel companies, including Expedia. In April 2015, the Swiss competition authority issued a draft decision challenging certain parity provisions in agreements between Swiss hotels and each of Expedia, Booking.com and Hotel Reservation Service (“HRS”). The draft decision is not a final determination by the Swiss Competition authority that Expedia has violated any competition laws and did not provide for fines. Expedia subsequently objected to the preliminary findings of the draft decision in writing and the final decision of the Swiss Competition authority is still outstanding.

While the ultimate outcomes of these lawsuits, inquiries or investigations are uncertain and our circumstances are distinguishable from those of other online travel agencies subject to similar lawsuits, inquiries or investigations, we note in this context that on April 21, 2015 the competition authorities in France, Italy and Sweden announced a proposed set of commitments offered by Booking.com to resolve the parity clause cases brought by these authorities against Booking.com. The German Federal Cartel Office (“FCO”) also has required another online travel company, Hotel Reservation Service (“HRS”), to remove certain clauses from its contracts with hotels. HRS appealed this decision, which the Higher Regional Court Düsseldorf rejected on January 9, 2015. In addition, on July 1, 2015, Expedia announced that, effective August 1, 2015, it intends to waive certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia maintains that its current parity clauses are lawful and in compliance with competition law, Expedia considers that its announcement is a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. It is not certain what the outcome will be of the competition authorities’ assessment of Expedia’s announcement.

On July 9, 2015, the French National Assembly adopted a law that would seek to define the nature of the relationship between online travel company sites and French hotels. The law will become effective following a review of certain of its provisions by the French Constitutional Council and Expedia is considering the potential impact, if any, it may have on Expedia’s agreements and relationships with French hotels going forward.

Note 15 – Segment Information

Beginning in the first quarter of 2015, we had four reportable segments: Core Online Travel Agencies (“Core OTA”), trivago, Egencia and eLong through its disposal on May 22, 2015. The change from two reportable segments, Leisure and

Notes to Consolidated Financial Statements – (Continued)

Egencia, resulted in our previously disclosed Leisure reportable segment being disaggregated into three segments as a result of the Company’s focus on providing additional information to reflect the unique market opportunities and competitive dynamics inherent in our eLong and trivago businesses. Our Core OTA segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Travelocity, Venere, Wotif Group, CarRentals.com, and Classic Vacations. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment provides managed travel services to corporate customers worldwide. Our eLong segment specialized in mobile and online travel services in China.

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

Corporate and Eliminations also includes unallocated corporate functions and expenses. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense, restructuring and related reorganization charges, legal reserves, occupancy tax and other, and other items excluded from segment operating performance in Corporate and Eliminations. Such amounts are detailed in our segment reconciliation below. Included with eLong’s standalone financial statements for the three months ended June 30, 2015 and 2014 was approximately $15 million and $6 million of stock-based compensation and intangible amortization as well as $20 million and $11 million for the six months ended June 30, 2015 and 2014.

The following tables present our segment information for the three and six months ended June 30, 2015 and 2014. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2015
	Core OTA	trivago	Egencia	eLong(1)	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$1,462,926	$90,075	$101,423	$8,176	$—	$1,662,600
Intersegment revenue	—	52,470	—	—	(52,470)	—

Revenue	$1,462,926	$142,545	$101,423	$8,176	$(52,470)	$1,662,600

Adjusted EBITDA	$384,497	$(8,971)	$23,701	$(28,915)	$(117,963)	$252,349
Depreciation	(45,647)	(485)	(6,146)	(1,208)	(25,791)	(79,277)
Amortization of intangible assets	—	—	—	—	(26,880)	(26,880)
Stock-based compensation	—	—	—	—	(41,494)	(41,494)
Legal reserves, occupancy tax and other	—	—	—	—	(5,510)	(5,510)
Restructuring and related reorganization charges	—	—	—	—	(5,646)	(5,646)
Realized (gain) loss on revenue hedges	(3,450)	—	—	—	—	(3,450)

Operating income (loss)	$335,400	$(9,456)	$17,555	$(30,123)	$(223,284)	90,092

Other income, net						467,965

Income before income taxes						558,057
Provision for income taxes						(131,221)

Net income						426,836
Net loss attributable to noncontrolling interests						22,808

Net income attributable to Expedia, Inc.						$449,644

	Three months ended June 30, 2014
	Core OTA	trivago	Egencia	eLong	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$1,268,102	$71,939	$103,114	$51,477	$—	$1,494,632
Intersegment revenue	—	32,435	—	—	(32,435)	—

Revenue	$1,268,102	$104,374	$103,114	$51,477	$(32,435)	$1,494,632

Adjusted EBITDA	$344,529	$(9,770)	$17,611	$7,597	$(100,711)	$259,256
Depreciation	(33,757)	(334)	(4,771)	(1,616)	(25,080)	(65,558)
Amortization of intangible assets	—	—	—	—	(18,264)	(18,264)
Stock-based compensation	—	—	—	—	(21,014)	(21,014)
Legal reserves, occupancy tax and other	—	—	—	—	(31,416)	(31,416)
Realized (gain) loss on revenue hedges	6,216	—	—	—	—	6,216

Operating income (loss)	$316,988	$(10,104)	$12,840	$5,981	$(196,485)	129,220

Other expense, net						(22,615)

Income before income taxes						106,605
Provision for income taxes						(20,751)

Net income						85,854
Net loss attributable to noncontrolling interests						3,519

Net income attributable to Expedia, Inc.						$89,373

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2015
	Core OTA	trivago	Egencia	eLong(1)	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,632,861	$162,125	$199,268	$41,743	$—	$3,035,997
Intersegment revenue	—	99,545	—	—	(99,545)	—

Revenue	$2,632,861	$261,670	$199,268	$41,743	$(99,545)	$3,035,997

Adjusted EBITDA	$603,795	$(3,925)	$43,497	$(62,167)	$(227,088)	$354,112
Depreciation	(86,258)	(887)	(11,788)	(3,263)	(51,526)	(153,722)
Amortization of intangible assets	—	—	—	—	(51,922)	(51,922)
Stock-based compensation	—	—	—	—	(70,380)	(70,380)
Legal reserves, occupancy tax and other	—	—	—	—	(8,039)	(8,039)
Restructuring and related reorganization charges	—	—	—	—	(10,322)	(10,322)
Realized (gain) loss on revenue hedges	(20,636)	—	—	—	—	(20,636)

Operating income (loss)	$496,901	$(4,812)	$31,709	$(65,430)	$(419,277)	39,091

Other income, net						550,617

Income before income taxes						589,708
Provision for income taxes						(130,311)

Net income						459,397
Net loss attributable to noncontrolling interests						34,390

Net income attributable to Expedia, Inc.						$493,787

	Six months ended June 30, 2014
	Core OTA	trivago	Egencia	eLong	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,268,949	$131,014	$203,352	$91,688	$—	$2,695,003
Intersegment revenue	—	56,767	—	—	(56,767)	—

Revenue	$2,268,949	$187,781	$203,352	$91,688	$(56,767)	$2,695,003

Adjusted EBITDA	$527,880	$(10,460)	$34,199	$6,259	$(191,851)	$366,027
Depreciation	(65,210)	(570)	(9,693)	(3,111)	(49,108)	(127,692)
Amortization of intangible assets	—	—	—	—	(36,756)	(36,756)
Stock-based compensation	—	—	—	—	(45,835)	(45,835)
Legal reserves, occupancy tax and other	—	—	—	—	(34,955)	(34,955)
Realized (gain) loss on revenue hedges	5,433	—	—	—	—	5,433

Operating income (loss)	$468,103	$(11,030)	$24,506	$3,148	$(358,505)	126,222

Other expense, net						(39,102)

Income before income taxes						87,120
Provision for income taxes						(21,070)

Net income						66,050
Net loss attributable to noncontrolling interests						9,019

Net income attributable to Expedia, Inc.						$75,069

(1)	Includes results through our disposal of eLong on May 22, 2015.

Note 16 – Guarantor and Non-Guarantor Supplemental Financial Information

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

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries(1)	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,281,820	$431,840	$(51,060)	$1,662,600
Costs and expenses:
Cost of revenue	—	242,750	80,851	(2,519)	321,082
Selling and marketing	—	602,621	331,600	(48,741)	885,480
Technology and content	—	128,593	57,891	32	186,516
General and administrative	—	81,674	59,552	168	141,394
Amortization of intangible assets	—	2,795	24,085	—	26,880
Legal reserves, occupancy tax and other	—	5,510	—	—	5,510
Restructuring and related reorganization charges	—	(773)	6,419	—	5,646
Intercompany (income) expense, net	—	196,828	(196,828)	—	—

Operating income	—	21,822	68,270	—	90,092
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	466,986	529,635	—	(996,621)	—
Other, net	(27,506)	(24,758)	520,229	—	467,965

Total other income (expense), net	439,480	504,877	520,229	(996,621)	467,965

Income before income taxes	439,480	526,699	588,499	(996,621)	558,057
Provision for income taxes	10,164	(57,230)	(84,155)	—	(131,221)

Net income	449,644	469,469	504,344	(996,621)	426,836
Net loss attributable to noncontrolling interests	—	—	22,808	—	22,808

Net income attributable to Expedia, Inc.	$449,644	$469,469	$527,152	$(996,621)	$449,644

Comprehensive income attributable to Expedia, Inc.	$436,924	$445,247	$546,882	$(996,621)	$432,432

(1)	Includes results through our disposal of eLong on May 22, 2015.

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended June 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,166,139	$358,318	$(29,825)	$1,494,632
Costs and expenses:
Cost of revenue	—	235,625	63,612	1,264	300,501
Selling and marketing	—	502,818	271,831	(31,033)	743,616
Technology and content	—	118,478	50,819	(222)	169,075
General and administrative	—	61,219	41,155	166	102,540
Amortization of intangible assets	—	455	17,809	—	18,264
Legal reserves, occupancy tax and other	—	31,416	—	—	31,416
Intercompany (income) expense, net	—	194,766	(194,766)	—	—

Operating income	—	21,362	107,858	—	129,220
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	102,419	92,650	—	(195,069)	—
Other, net	(20,692)	11,380	(13,303)	—	(22,615)

Total other income (expense), net	81,727	104,030	(13,303)	(195,069)	(22,615)

Income before income taxes	81,727	125,392	94,555	(195,069)	106,605
Provision for income taxes	7,646	(20,625)	(7,772)	—	(20,751)

Net income	89,373	104,767	86,783	(195,069)	85,854
Net loss attributable to noncontrolling interests	—	—	3,519	—	3,519

Net income attributable to Expedia, Inc.	$89,373	$104,767	$90,302	$(195,069)	$89,373

Comprehensive income attributable to Expedia, Inc.	$89,373	$104,834	$87,748	$(195,069)	$86,886

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Six months ended June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries(1)	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,350,160	$781,063	$(95,226)	$3,035,997
Costs and expenses:
Cost of revenue	—	482,938	163,551	(3,489)	643,000
Selling and marketing	—	1,123,380	617,580	(92,099)	1,648,861
Technology and content	—	258,516	118,406	49	376,971
General and administrative	—	151,870	105,608	313	257,791
Amortization of intangible assets	—	4,476	47,446	—	51,922
Legal reserves, occupancy tax and other	—	8,039	—	—	8,039
Restructuring and related reorganization charges	—	131	10,191	—	10,322
Intercompany (income) expense, net	—	359,846	(359,846)	—	—

Operating income (loss)	—	(39,036)	78,127	—	39,091
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	528,063	596,815	—	(1,124,878)	—
Other, net	(54,365)	27,539	577,443	—	550,617

Total other income (expense), net	473,698	624,354	577,443	(1,124,878)	550,617

Income before income taxes	473,698	585,318	655,570	(1,124,878)	589,708
Provision for income taxes	20,089	(52,471)	(97,929)	—	(130,311)

Net income	493,787	532,847	557,641	(1,124,878)	459,397
Net loss attributable to noncontrolling interests	—	—	34,390	—	34,390

Net income attributable to Expedia, Inc.	$493,787	$532,847	$592,031	$(1,124,878)	$493,787

Comprehensive income attributable to Expedia, Inc.	$481,067	$508,802	$510,878	$(1,124,878)	$375,869

(1)	Includes results through our disposal of eLong on May 22, 2015.

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Six months ended June 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,115,823	$634,795	$(55,615)	$2,695,003
Costs and expenses:
Cost of revenue	—	467,606	124,926	2,588	595,120
Selling and marketing	—	926,953	499,603	(58,241)	1,368,315
Technology and content	—	233,403	98,640	7	332,050
General and administrative	—	118,141	83,413	31	201,585
Amortization of intangible assets	—	937	35,819	—	36,756
Legal reserves, occupancy tax and other	—	34,955	—	—	34,955
Intercompany (income) expense, net	—	359,544	(359,544)	—	—

Operating income (loss)	—	(25,716)	151,938	—	126,222
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	101,153	132,436	—	(233,589)	—
Other, net	(41,371)	(24,879)	27,148	—	(39,102)

Total other income (expense), net	59,782	107,557	27,148	(233,589)	(39,102)

Income before income taxes	59,782	81,841	179,086	(233,589)	87,120
Provision for income taxes	15,287	24,102	(60,459)	—	(21,070)

Net income	75,069	105,943	118,627	(233,589)	66,050
Net loss attributable to noncontrolling interests	—	—	9,019	—	9,019

Net income attributable to Expedia, Inc.	$75,069	$105,943	$127,646	$(233,589)	$75,069

Comprehensive income attributable to Expedia, Inc.	$75,069	$106,250	$134,947	$(233,589)	$82,677

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$209,292	$4,610,195	$1,283,188	$(1,112,283)	$4,990,392
Investment in subsidiaries	5,050,356	1,712,333	—	(6,762,689)	—
Intangible assets, net	—	963,006	513,033	—	1,476,039
Goodwill	—	2,703,929	1,272,688	—	3,976,617
Other assets, net	10,682	1,167,875	265,337	(55,016)	1,388,878

TOTAL ASSETS	$5,270,330	$11,157,338	$3,334,246	$(7,929,988)	$11,831,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$622,885	$5,531,713	$925,913	$(1,112,283)	$5,968,228
Long-term debt	2,472,536	—	—	—	2,472,536
Other liabilities	—	548,600	164,920	(55,016)	658,504
Redeemable noncontrolling interests	—	—	557,749	—	557,749
Stockholders’ equity	2,174,909	5,077,025	1,685,664	(6,762,689)	2,174,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,270,330	$11,157,338	$3,334,246	$(7,929,988)	$11,831,926

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$189,203	$3,938,831	$1,064,981	$(2,268,526)	$2,924,489
Investment in subsidiaries	4,689,302	1,338,089	—	(6,027,391)	—
Intangible assets, net	—	637,986	652,101	—	1,290,087
Goodwill	—	2,436,533	1,519,368	—	3,955,901
Other assets, net	7,082	583,782	259,197	—	850,061

TOTAL ASSETS	$4,885,587	$8,935,221	$3,495,647	$(8,295,917)	$9,020,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,245,071	$3,707,638	$1,502,432	$(2,268,526)	$4,186,615
Long-term debt	1,746,787	—	—	—	1,746,787
Other liabilities	—	516,365	116,969	—	633,334
Redeemable noncontrolling interests	—	—	560,073	—	560,073
Stockholders’ equity	1,893,729	4,711,218	1,316,173	(6,027,391)	1,893,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,885,587	$8,935,221	$3,495,647	$(8,295,917)	$9,020,538

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$1,248,954	$413,077	$1,662,031

Investing activities:
Capital expenditures, including internal-use software and website development	—	(438,301)	(30,426)	(468,727)
Purchases of investments	—	(458,318)	(47,791)	(506,109)
Sales and maturities of investments	—	142,593	83,732	226,325
Acquisitions, net of cash acquired	—	(273,000)	(54,362)	(327,362)
Proceeds from sale of business, net of cash divested and disposal costs	—	—	527,212	527,212
Other, net	—	29,460	10,435	39,895

Net cash provided by (used in) investing activities	—	(997,566)	488,800	(508,766)

Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	702,348	—	—	702,348
Purchases of treasury stock	(44,925)	—	—	(44,925)
Issuance of treasury stock	22,487	—	—	22,487
Withholding taxes for stock option exercises	(85,033)	—	—	(85,033)
Transfers (to) from related parties	(675,864)	1,179,655	(503,791)	—
Other, net	80,987	(1,290)	11,466	91,163

Net cash provided by (used in) financing activities	—	1,178,365	(492,325)	686,040

Effect of exchange rate changes on cash and cash equivalents	—	(33,037)	(21,839)	(54,876)

Net increase in cash and cash equivalents	—	1,396,716	387,713	1,784,429
Cash and cash equivalents at beginning of period	—	943,976	458,724	1,402,700

Cash and cash equivalents at end of period	$—	$2,340,692	$846,437	$3,187,129

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$1,355,396	$109,546	$1,464,942

Investing activities:
Capital expenditures, including internal-use software and website development	—	(129,160)	(28,053)	(157,213)
Purchases of investments	—	(803,933)	(222,121)	(1,026,054)
Sales and maturities of investments	—	208,017	211,461	419,478
Other, net	—	(915)	(289)	(1,204)

Net cash used in investing activities	—	(725,991)	(39,002)	(764,993)

Financing activities:
Purchases of treasury stock	(339,020)	—	—	(339,020)
Transfers (to) from related parties	297,963	(217,796)	(80,167)	—
Other, net	41,057	2,422	(69)	43,410

Net cash used in financing activities	—	(215,374)	(80,236)	(295,610)

Effect of exchange rate changes on cash and cash equivalents	—	7,628	820	8,448

Net increase (decrease) in cash and cash equivalents	—	421,659	(8,872)	412,787
Cash and cash equivalents at beginning of period	—	606,683	414,350	1,021,033

Cash and cash equivalents at end of period	$—	$1,028,342	$405,478	$1,433,820

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.comtm, Travelocity®, Expedia® Affiliate Network (“EAN”), Classic Vacations®, Expedia Local Experttm, Expedia® CruiseShipCenters®, Egencia ®, Venere Net SpA (“Venere”), trivago GmbH (“trivago”), CarRentals.comtm , Wotif.com Holdings Limited (“Wotif Group”) and eLong ™, Inc. (“eLong”) through its sale on May 22, 2015. In addition, many of these brands have related international points of sale, including those as part of AirAsia-Expedia upon acquisition of controlling interest in March 2015. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

All percentages within this section are calculated on actual, unrounded numbers.

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2013 and 2014 represented years of continuing improvement for the travel industry. However, geopolitical conflicts, significant fluctuations in currency values, sovereign debt issues and macroeconomic concerns are examples of events that contribute to a somewhat uncertain environment, which could have a negative impact on the travel industry in the future.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, in 2014, over 50% of U.S. and European leisure, unmanaged and corporate travel expenditures occur online. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions are lagging behind that of the United States and Europe, and are estimated to be in the range of 20% to 30%. These penetration rates have increased over the past few years, and are expected to continue growing, which has attracted many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (which The Priceline Group acquired in May 2013), trivago (in which Expedia acquired a majority ownership interest in March 2013) as well as TripAdvisor (which completed its conversion to a metasearch site in June 2013), introduced differentiated features, pricing and content compared with the legacy online travel agency companies. In addition, certain metasearch companies adopted or intend to adopt various forms of direct or assisted-booking tools, the impact of which is currently uncertain. Furthermore, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations, licensing deals and proposed and actual acquisitions by companies such as Google. Finally, traditional consumer eCommerce and group buying websites, such as Amazon and Groupon, have been expanding their local offerings into the travel market by adding hotel offers to their sites.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model saw rapid adoption in Europe. Expedia has both merchant (Expedia Collect) and agency (Hotel Collect) hotel offerings for our hotel supply partners and we expect our use of these models to continue to evolve. Beginning in 2012, Expedia rolled out the Expedia Traveler Preference (“ETP”) program to hotel suppliers globally. ETP offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay.

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

In May 2015, Expedia sold its 62.4% equity stake in eLong for approximately $671 million to several purchasers including Ctrip.com International, Ltd (“Ctrip”). Expedia and Ctrip also reached agreement on cooperation for certain travel products in specified geographic markets. The transaction closed on May 22, 2015. Unless otherwise noted, all discussion in the “Trends” and “Growth Strategy” sections refers to results for Expedia, Inc. excluding eLong.

Hotel

We generate the majority of our revenue through the marketing and distribution of hotel rooms (stand-alone and package bookings). Although our relationships with our hotel supply partners have remained broadly stable in the past few years, as part of the global rollout of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, which has negatively impacted the margin of revenue we earn per booking. In addition, as we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced and expect to continue to reduce our economics in various geographies based on local market conditions. These impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth. Lastly, currency exchange rate fluctuations have had a negative effect on unit economics due to unfavorable book-to-stay as well as translation impacts. Based on these dynamics, our average revenue per room night declined in each quarter of 2013, 2014 and for the first two quarters of 2015 and we expect it to remain under pressure in the future.

Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in average daily rates (“ADRs”) has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry have generally increased on a currency-neutral basis in a gradually improving overall travel environment. However, U.S. dollar-denominated ADRs declined in the first two quarters of 2015 due to the currency translation impact. ADRs are expected to be negative year-over-year in 2015 primarily due to foreign exchange. Current occupancy rates are at record highs and there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help U.S. hoteliers with their objective of continuing to grow ADRs and tends to lead to pressure in our negotiations and terms with hoteliers. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. We have had success adding supply to our marketplace with approximately 257,000 properties on our global websites as of June 30, 2015. In addition, our room night growth has been healthy, with room nights excluding eLong growing 16% in 2013, 24% in 2014, and 34% in the first half of 2015. ADRs for rooms booked on Expedia sites excluding eLong increased 4% in 2013, 3% in 2014, and declined 4% in the first half of 2015.

Air

The airline sector in particular has historically experienced significant turmoil, including significant air carrier consolidation in the United States, which has generally resulted in lower overall capacity and higher fares. As the demand for travel continued to increase in 2014, air carriers kept capacity growth relatively low. The significant decline in fuel prices in the second half of 2014 did not translate into reduced air fares, resulting in record levels of profitability for the U.S. air carriers, further strengthening their position. Ticket prices on Expedia sites excluding eLong increased 2% in 2013, declined 1% in 2014 and declined 9% in the first half of 2015. We continue to encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew.

Air ticket volumes excluding eLong increased 21% in the first half of 2015 primarily due to strong growth on Brand Expedia sites. Air volumes improved 30% in 2014 primarily due to volume driven by Brand Expedia’s marketing agreement with Travelocity along with ongoing improvements for the Brand Expedia sites themselves. Air volumes improved 7% in 2013 largely due to strong growth in corporate ticket volumes at Egencia.

From a product perspective in the first half of 2015, 68% of our revenue came from the booking of hotel reservations, with 9% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the travel products we distribute and represents our best overall growth opportunity.

Advertising & Media

Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch site, in addition to Expedia Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first half of 2015, we generated a total of $264 million of advertising and media revenue excluding eLong representing 9% of total revenue for the quarter, up from $217 million in the first half of 2014.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. They each operate a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and help customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched new global platforms for Hotels.com and Brand Expedia, enabling us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. In 2013, Expedia signed an agreement to power the technology, supply and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. The shift of Travelocity-branded sites to the Expedia technology platform was successfully completed over the course of 2014. In November 2014, Expedia completed the acquisition of Wotif Group and subsequently converted the Wotif.com site to the Expedia platform. In January 2015, we acquired the Travelocity brand and other associated assets from Sabre. The strategic marketing and other related agreements previously entered into were terminated. In February 2015, Expedia announced it has entered into a definitive agreement under which it plans to acquire Orbitz Worldwide, Inc. (“Orbitz”), including all of its brands. The proposed acquisition of Orbitz is consistent with our strategy to own and power the best travel brands in the world. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own Venere, a European brand, which focuses on marketing hotel rooms in Southern Europe. Egencia, our corporate travel business, operates in more than 60 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. We own a majority share of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe. trivago continues to operate independently, and plans to rapidly grow revenue through global expansion, including aggressive expansion in the United States and Canada, among other countries. In addition, we have commercial agreements in place with Ctrip and eLong in China, as well as Decolar.com, Inc. in Latin America. In the first half of 2015, approximately 38% of our worldwide gross bookings excluding eLong and 44% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating at least 65% of our revenue through businesses and points of sale outside of the United States.

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

During January 2015, we acquired the Travelocity brand and other associated assets from Sabre. As a result of the acquisition, the strategic marketing agreement previously entered into during 2013, which joined Travelocity’s strong brand with our best-in-class booking platform, supply base and customer service, was terminated. Evolving this relationship strengthens Expedia, Inc.’s ability to continue to innovate and deliver the best travel experiences to the widest set of travelers, all over the world.

In March 2015, we completed the acquisition of an additional 25% equity interest of AAE Travel Pte, Ltd., the joint venture formed between Expedia and AirAsia Berhad in 2011. This investment increases our total ownership in the venture to 75% and we consider this business to be a key part of our Asia Pacific strategy. Following the close of the transaction in March 2015, the financial results of the AirAsia-Expedia venture are included in Expedia’s consolidated financial statements.

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

New Channel Penetration. Today, the majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile/tablet applications that are receiving strong reviews and solid download trends. We believe mobile bookings via smartphones present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we have historically experienced via more traditional online booking methods. During the last few years, customers’ behaviors and preferences on tablet devices began to show differences from trends seen on smartphones. For example, the booking window on a smartphone typically is much shorter than the emerging trend on the tablet device and historical average on a desktop or laptop. In addition, we are seeing increasing cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe in the future mobile is likely to represent an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the first half of 2015, more than one in five Expedia, Inc. transactions was booked globally on a mobile device.

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

Recent developments include:

•	District of Columbia Litigation. On July 23, 2015, the D.C. Court of Appeals issued an order affirming the trial court’s judgment holding the online travel companies liable for taxes on their services.

•	City of Atlanta, Georgia Litigation. On July 9, 2015, the Georgia Court of Appeals affirmed the trial court’s decision granting summary judgment in favor of the online travel companies on the city’s remaining common law claims for recovery of taxes.

•	Leon County, Florida Litigation. On June 11, 2015, the Florida Supreme Court affirmed the Florida Court of Appeals’ decision holding that online travel companies have no obligation to remit hotel occupancy taxes.

•	City of Fargo, North Dakota Litigation. On July 9, 2015, the trial court granted the online travel companies’ motion for summary judgment and dismissed all claims brought by the city.

•	Hawaii (General Excise Tax). On July 20, 2015, the Hawaii tax court held that the State of Hawaii is required to refund the Expedia companies approximately $131 million previously paid by the Expedia companies in order to contest an assessment from the Hawaii Department of Taxation for general excise taxes, and that the refund of an additional approximately $4.0 million will be subject to a further hearing.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $94 million as of June 30, 2015 and $62 million as of December 31, 2014. The reserve balance increased as of June 30, 2015 primarily due to an additional $33 million of expense related to probable interest payments in connection with the District of Columbia litigation.

Certain jurisdictions, including the states of New York, North Carolina, Minnesota and Oregon, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to a number of jurisdictions, including to the states of New York, South Carolina, North Carolina, Minnesota, Georgia, Wyoming, Oregon, the District of Columbia and the city of New York, as well as certain other county and local jurisdictions.

Pay-to-Play

Certain jurisdictions may require us to pay tax assessments prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously.

Hawaii (General Excise Tax). On January 31, 2011, the online travel companies received final notices of assessment from the Hawaii Department of Taxation for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The online travel companies appealed these assessments to the Hawaii tax court. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest both on the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because tax amounts on the hotel room had already been paid for all of the years at issue. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies for their failure to file returns and pay general excise taxes and on August 12, 2013, the court further held that interest is due on such penalties. On December 24, 2013, the Hawaii Supreme Court agreed to accept transfer and review of the case and on March 17, 2015, the Court affirmed in part and reversed in part the Hawaii tax court’s decision. The Hawaii Supreme Court ruled that while the online travel companies are obligated to remit past Hawaii general excise taxes with interest on the amount paid to them for their services, along with penalties, the online travel companies are not liable for general excise taxes, interest or penalties on the amount paid to the hotel.

In addition to the above assessment, the Department of Taxation issued final assessments for general excise taxes against the Expedia companies for (i) non-commissioned hotel reservations totaling $20.5 million for the tax year 2012, (ii) non-commissioned travel agency services relating to rental cars totaling $29.2 million for the tax years 2000 through 2012, which include a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated, and (iii) for non-commissioned travel agency services relating to hotel reservations and car rental totaling $28.5 million for the tax year 2013. In each case, the tax court held proceedings in abeyance pending review and decision by the Hawaii Supreme Court on the prior assessments and further proceedings will now take place as a result of the Hawaii Supreme Court decision.

As a pre-condition to appealing the tax court rulings in the Hawaii excise tax proceedings, the Expedia companies were required pay an amount equal to taxes, penalties and interest. During 2012, we expensed $110 million, and during 2013, we expensed an additional $64 million for amounts required or expected to be paid prior to appealing the tax court’s ruling. The total amount that the Expedia companies paid in 2013 was $171 million, which is comprised of $78 million in taxes, $41 million in penalties and $52 million in interest. At a July 20, 2015 hearing to determine the amount of refund of prepaid pay-to-play amounts due to the online travel companies, the Hawaii tax court held that the State of Hawaii is required to refund the Expedia companies approximately $131 million and that the refund of an additional approximately $4.0 million will be subject to a further hearing.

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

Other Jurisdictions. In December 2014, the City of Portland and Multnomah County, Oregon assessed certain online travel companies, including Expedia, Hotels.com and Hotwire, for hotel occupancy taxes for the period October 7, 2013 to December 31, 2014 based on recent amendments to state legislation. On January 9, 2015, as a pre-condition to challenging the assessments, the Expedia companies paid $2.3 million under protest in alleged taxes, penalties and interest. We are also in various stages of inquiry or audit with domestic and foreign tax authorities, some of which, including in the UK regarding the application of value added tax to our European Union related transactions, impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.

If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity.

Segments

Beginning in the first quarter of 2015, we had four reportable segments: Core Online Travel Agencies (“Core OTA”), trivago, Egencia and eLong through its disposal on May 22, 2015. Our Core OTA segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, EAN, Hotwire.com, Travelocity, Venere, Wotif Group, CarRentals.com, and Classic Vacations. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment provides managed travel services to corporate customers worldwide.

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

Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Gross Bookings
Core OTA	$13,692	$11,174	23%	$26,599	$21,984	21%
trivago (1)	—	—	N/A	—	—	N/A
Egencia	1,371	1,328	3%	2,737	2,638	4%
eLong (2)	438	544	(19%)	1,151	1,048	10%

Total gross bookings	$15,501	$13,046	19%	$30,487	$25,670	19%

Revenue Margin
Core OTA	10.7%	11.3%		9.9%	10.3%
trivago (1)	N/A	N/A		N/A	N/A
Egencia	7.4%	7.8%		7.3%	7.7%
eLong (2)	1.9%	9.5%		3.6%	8.8%
Total revenue margin	10.7%	11.5%		10.0%	10.5%

(1)	trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
(2)	Includes results for eLong through its disposal on May 22, 2015.

The increase in worldwide gross bookings for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was primarily driven by growth in the Core OTA segment, including strong performance at Brand Expedia and Hotels.com. Acquisitions added approximately 6% and 4% of inorganic gross bookings growth for the three and six months ended June 30, 2015. Impacts from acquisitions exclude Travelocity due to the previously implemented commercial agreement.

The decrease in revenue margin for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was primarily due to lower revenue per room night. These impacts were partially offset by a mix shift to higher margin products, including advertising and media revenue, and a favorable impact of lower air ticket prices.

Results of Operations

On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong. The below discussion of the results of operations for the three and six months ended June 30, 2015 include results for eLong through its disposal on May 22, 2015. Operating expense tables below present total expenses including eLong as well as eLong specific amounts included within the consolidated total.

Revenue

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Core OTA	$1,463	$1,268	15%	$2,633	$2,269	16%
trivago (Third-party revenue)	90	72	25%	162	131	24%
Egencia	102	103	(2%)	199	203	(2%)
eLong	8	52	(84%)	42	92	(54%)

Total revenue	$1,663	$1,495	11%	$3,036	$2,695	13%

Revenue increased for the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily driven by growth in the Core OTA segment, including strong performance at Brand Expedia and Hotels.com, as well as growth at trivago. Acquisitions added approximately 4% of inorganic revenue growth for both the three and six months ended June 30, 2015.

Worldwide hotel revenue increased 10% and 12% for the three and six months ended June 30, 2015, compared to the same periods in 2014. The increases were primarily due to a 25% and 28% increase in room nights stayed driven by Hotels.com and Brand Expedia, partially offset by a 10% and 6% detriment to the room nights stayed growth rate due to the disposal of eLong on May 22, 2015 as well as a 12% and 13% decrease in revenue per room night. Revenue per room night decreased primarily due to an unfavorable foreign exchange impact, both in translation and in book-to-stay, deliberate margin reductions aimed at expanding the size and availability of the global hotel supply portfolio as well as increased promotional activities such as growing loyalty programs. Revenue per room night is expected to continue to decrease year-over-year in 2015. ADRs decreased 2% and 3% year-over-year in the three and six months ended June 30, 2015, as currency-neutral ADR growth was offset by an unfavorable foreign exchange translation impact. ADRs are expected to be negative year-over-year in 2015 primarily due to foreign exchange.

Worldwide air revenue increased 10% and 9% for the three and six months ended June 30, 2015, compared to the same periods in 2014, due to a 22% and 20% increase in air tickets sold primarily due to strong growth on Brand Expedia sites, partially offset by a 10% and 9% decrease in revenue per air ticket.

The remaining worldwide revenue, other than hotel and air discussed above, increased by 16% for both the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily due to strong growth in advertising and media revenue as well as growth in our car rental and travel insurance products.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$1,061	$984	8%	$1,938	$1,766	10%
Agency	459	388	18%	833	707	18%
Advertising and media (1)	143	123	16%	265	222	19%

Total revenue	$1,663	$1,495	11%	$3,036	$2,695	13%

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.

Merchant revenue increased for the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.

Agency revenue increased for the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily due to the growth in agency hotel.

Advertising and media revenue increased for the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily due to continued strong growth in revenue at trivago and Expedia Media Solutions.

Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Customer operations	$137	$138	(1%)	$273	$269	1%
Credit card processing	113	108	5%	225	221	2%
Data center and other	71	55	30%	145	105	37%

Total cost of revenue (1)	$321	$301	7%	$643	$595	8%

% of revenue	19.3%	20.1%		21.2%	22.1%
(1) Includes the following eLong amounts:	$12	$12	7%	$37	$23	63%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, charge backs and fraud, and (3) other costs, primarily including data center costs to support our websites, supplier operations, destination supply, certain pre-purchased hotel supply at eLong and stock-based compensation.

During the three and six months ended June 30, 2015, the increase in cost of revenue expense as compared to the same periods in 2014 was driven by $16 million and $40 million of higher data center and other costs, including the cost of pre-purchased hotel supply at eLong of $3 million and $13 million and, to a lesser extent, increased credit card processing expenses of $5 million and $4 million primarily due to an increase in transaction volumes partially offset by a decrease in chargeback and fraud expenses for both periods. Acquisitions added approximately 5% and 4% of inorganic cost of revenue growth for the three and six months ended June 30, 2015.

Selling and Marketing

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Direct costs	$727	$607	20%	$1,338	$1,101	21%
Indirect costs	158	137	16%	311	267	16%

Total selling and marketing (1)	$885	$744	19%	$1,649	$1,368	21%

% of revenue	53.3%	49.8%		54.3%	50.8%
(1) Includes the following eLong amounts:	$20	$28	(28%)	$54	$55	(2%)

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

Selling and marketing expenses increased $141 million and $281 million during the three and six months ended June 30, 2015, compared to the same periods in 2014, driven by increases of $120 million and $237 million of direct costs, including online and offline marketing expenses. Brand Expedia, trivago, Hotels.com and Travelocity accounted for the majority of the total direct cost increase. In addition, higher personnel expenses of $21 million and $44 million also contributed to the increase and were driven by the additional personnel due to an accelerated pace of hiring in the lodging supply organization. Acquisitions added approximately 5% and 4% of inorganic selling and marketing growth for the three and six months ended June 30, 2015.

Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$96	$91	5%	$198	$179	11%
Depreciation and amortization of technology assets	63	54	17%	122	104	17%
Other	28	24	14%	57	49	17%

Total technology and content (1)	$187	$169	10%	$377	$332	14%

% of revenue	11.2%	11.3%		12.4%	12.3%
(1) Includes the following eLong amounts:	$5	$5	(4%)	$11	$9	21%

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

Technology and content expense increased $18 million and $45 million during the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily due to increased depreciation and amortization of technology assets of $9 million and $18 million as well as increased personnel and overhead costs of $5 million and $19 million for additional personnel to support key technology projects primarily for Brand Expedia and our corporate technology function. Acquisitions added approximately 1% and 2% of inorganic technology and content growth for the three and six months ended June 30, 2015.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$80	$70	15%	$151	$135	12%
Professional fees and other	61	33	87%	107	67	61%

Total general and administrative (1)	$141	$103	38%	$258	$202	28%

% of revenue	8.5%	6.9%		8.5%	7.5%
(1) Includes the following eLong amounts:	$16	$6	165%	$23	$11	103%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

General and administrative expense increased $38 million and $56 million during the three and six months ended June 30, 2015, compared to the same periods in 2014, due primarily to higher professional fees and other of $28 million and $40 million driven mostly by higher stock-based compensation of $17 million and $19 million and an increase in acquisition-related expenses of $5 million and $13 million. Stock-based compensation for both current year periods included $12 million in expense related to the acceleration of an eLong executive’s stock-based awards. In addition, personnel and overhead expenses increased $10 million and $16 million during the three and six months ended June 30, 2015, compared to the same periods in 2014. Acquisitions, including acquisition-related expenses, added approximately 11% and 12% of inorganic general and administrative growth for the three and six months ended June 30, 2015.

Amortization of Intangible Assets

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$27	$18	47%	$52	$37	41%
% of revenue	1.6%	1.2%		1.7%	1.4%

Amortization of intangible assets increased $9 million and $15 million during the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily due to amortization related to new business acquisitions.

Legal Reserves, Occupancy Tax and Other

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$6	$31	(82%)	$8	$35	(77%)
% of revenue	0.3%	2.1%		0.3%	1.3%

Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.

During the three months ended June 30 2015, we recorded a $25 million benefit in legal reserves, occupancy tax and other for the recovery of costs related to occupancy tax litigation matters. In addition, during the three months ended June 30, 2015, we recorded expense of $33 million related to probable interest payments in connection with the District of Columbia litigation.

During the three months ended June 30, 2014, we recognized approximately $25.5 million related to monies paid in advance of litigation in the San Francisco occupancy tax proceedings.

Restructuring and Related Reorganization Charges

In conjunction with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to acquisition integrations including the Wotif Group, we recognized $10 million in restructuring and related reorganization charges during the first half of 2015 as well as $26 million during the fourth quarter ended December 31, 2014. We expect up to $5 million of additional restructuring charges for the remainder of 2015 related to these integrations already underway, but not including any possible future acquisition integrations. For additional information, see Note 11 — Restructuring and Related Reorganization Charges in the notes to the consolidated financial statements.

Operating Income

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Operating income	$90	$129	(30%)	$39	$126	(69%)
% of revenue	5.4%	8.6%		1.3%	4.7%

Operating income decreased for the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily due to increased costs and expenses, including growth in selling and marketing expense in excess of revenue growth, partially offset by the prior period charges related to pay-to-play payments for San Francisco discussed above.

Included in our consolidated operating income for the three and six months ended June 30, 2015 is operating losses for eLong through its disposition date of May 22, 2015 of $45 million and $86 million. In the prior year periods, eLong had immaterial operating income for the three months ended June 30, 2014 and operating losses of $8 million for the six months ended June 30, 2014.

Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Interest income	$5	$7	(32%)	$10	$13	(19%)
Interest expense	(29)	(22)	28%	(57)	(44)	28%

Interest income decreased for the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily due lower interest income at eLong due to its sale on May 22, 2015 and to a lesser extent lower rates of return. Interest expense increased for the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily as a result of additional interest on the $500 million senior unsecured notes issued in August 2014 as well as the Euro 650 million of senior unsecured notes issued in June 2015.

Gain on Sale of Business

On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong, Inc. for approximately $671 million to several purchasers, including Ctrip. As a result of the sale, we recognized a pre-tax gain of $509 million ($395 million after tax) during the second quarter of 2015. For additional information, see Note 4 — Disposition of Business in the notes to the consolidated financial statements.

Other, Net

Other, net is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	($ in millions)
Foreign exchange rate losses, net	$(15)	$(12)	$(1)	$(18)
Noncontrolling investment basis adjustment	(2)	—	77	—
Other	—	5	12	10

Total other, net	$(17)	$(7)	$88	$(8)

During the six months ended June 30, 2015, in conjunction with the acquisition of additional interest in one of our equity method investments, we remeasured our previously held equity interest to fair value and recognized a gain of $77 million in other, net. For additional information, see Note 3 — Acquisitions and Other Investments in the notes to the consolidated financial statements.

Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)
Provision for income taxes	$131	$21	532%	$130	$21	518%
Effective tax rate	23.5%	19.5%		22.1%	24.2%

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items.

Our effective tax rate was 23.5% and 19.5 % for the three months ended June 30, 2015 and 2014, and 22.1% and 24.2% for the six months ended June 30, 2015 and 2014. The change in the effective rate for the three and six months ended June 30, 2015 compared to the same periods in 2014 was due to an increase in taxable income in the United States primarily related to the gain on the sale of eLong, a portion of which was taxable in the United States and resulted in estimated tax expense of $113 million.

In addition to the above, our effective tax rate for all periods was lower than the 35% federal statutory rate also due to earnings in foreign jursidictions outside of the United States, predominately Switzerland, where our statutory income tax rate is lower.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $3.4 billion and $1.8 billion at June 30, 2015 and December 31, 2014, including $795 million and $369 million of cash and short-term investment balances held in wholly-owned foreign subsidiaries (which includes $295 million and $190 million related to earnings indefinitely invested outside the United States) as well as $51 million and $304 million of majority-owned subsidiaries, which is also indefinitely invested outside the United States; and our $1 billion revolving credit facility, which expires in September 2019. As of June 30, 2015, $986 million was available under the facility representing the total $1 billion facility less $14 million of outstanding letters of credit. The revolving credit facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points, and the commitment fee on undrawn amounts at 20 basis points as of June 30, 2015.

In June 2015, we issued Euro 650 million of registered senior unsecured notes that are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year, beginning June 3, 2016. We plan to use the proceeds, net of the discount and issuance costs paid to date, of $702 million to fund a portion of the cash consideration payable in connection with our proposed acquisition of Orbitz and for other general corporate purposes.

Our credit ratings are periodically reviewed by rating agencies. As of June 30, 2015, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.

As of June 30, 2015, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $500 million in registered senior unsecured notes due in August 2018 that bear interest at 7.456%, $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%, and Euro 650 million in registered senior unsecured notes due in June 2022 that bear interest at 2.5%.

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

As of June 30, 2015, we had a deficit in our working capital of $978 million, compared to a deficit of $1.3 billion as of December 31, 2014. The change in deficit is primarily due to financing and investing activities, including proceeds from the issuance of the Euro 650 million 2.5% Notes and proceeds from the sale of eLong, partially offset by cash paid for business acquisitions and capital expenditures, including our new corporate headquarters.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Our capital expenditures for full year 2015 are expected to increase meaningfully in comparison to 2014 spending levels, due in large part to various real estate projects including $229 million for our new corporate headquarters.

Our cash flows are as follows:

	Six months ended June 30,
	2015	2014	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$1,662	$1,465	$197
Investing activities	(509)	(765)	256
Financing activities	686	(296)	982
Effect of foreign exchange rate changes on cash and cash equivalents	(55)	8	(63)

For the six months ended June 30, 2015, net cash provided by operating activities increased by $197 million primarily due to increased benefits from working capital changes driven mostly from a change in deferred merchant bookings, partially offset by higher cash paid for taxes.

For the six months ended June 30, 2015, cash used in investing activities decreased by $256 million primarily due to net proceeds from the sale of eLong of $527 million and lower net purchases of investments of $327 million, partially offset by an increase of cash used for acquisitions of $327 million and higher capital expenditures of $312 million, including amounts paid for our new corporate headquarters.

On February 12, 2015, we announced we entered into a definitive agreement to acquire Orbitz for $12.00 per share in cash, representing an enterprise value of approximately $1.6 billion. The Boards of Directors of both companies as well as the shareholders of a majority of Orbitz’s common stock have approved the transaction, but it is still subject to regulatory approvals and other customary closing conditions.

For the six months ended June 30, 2015, cash provided by financing activities primarily included $702 million of net proceeds for the issuance of 2.5% Notes in June 2015, $82 million of proceeds from the exercise of options and employee stock purchase plans as well as the issuance of treasury stock, and $69 million in excess tax benefit on equity awards, of which approximately $47 million related to the excess tax benefit associated with the stock options exercised by our Chairman and Senior Executive. These financing inflows were offset in part by $85 million of withholding taxes for stock option exercises paid on behalf of our Chairman and Senior Executive in exchange for surrendering a portion of his vested shares, which were concurrently cancelled, as well as cash paid to acquire shares of $45 million under the repurchase authorizations discussed below, and $46 million cash dividend payments. For the six months ended June 30, 2014, cash used in financing activities primarily included cash paid to acquire shares of $339 million and $39 million of cash dividend payments, partially offset by $53 million of proceeds from the exercise of options and employee stock purchase plans.

In 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million shares of our common stock. During the six months ended June 30, 2015 and 2014, we repurchased, through open market transactions, 0.5 million and 4.7 million shares under these authorizations for a total cost of $45 million and $339 million, excluding transaction costs. As of June 30, 2015, 11.2 million shares remain authorized for repurchase under these authorizations with no fixed termination date for the repurchases.

In the first half of 2015 and 2014, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Six months ended June 30, 2015:
February 4, 2015	$0.18	March 10, 2015	$22,895	March 26, 2015
April 29, 2015	0.18	May 28, 2015	23,096	June 18, 2015
Six months ended June 30, 2014:
February 5, 2014	$0.15	March 10, 2014	$19,602	March 27, 2014
April 30, 2014	0.15	May 30, 2014	19,231	June 19, 2014

In addition, on July 29, 2015, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on September 17, 2015 to stockholders of record as of the close of business on August 27, 2015. Future declarations of dividends are subject to final determination by our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency for the six months ended June 30, 2015, compared to the same period in 2014, showed a net change of $63 million reflecting depreciations in foreign currencies in the current year period compared to appreciations in foreign currencies in the prior year period.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

Other than theOrbitz agreement discussed above, there have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2014. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of June 30, 2015 or December 31, 2014.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material changes in our market risk during the three and six months ended June 30, 2015. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. The following are developments regarding such legal proceedings:

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of Chicago, Illinois Litigation. On May 7, 2015, the court granted in part and denied in part the City’s motion for summary judgment on damages and penalties.

City of Atlanta, Georgia Litigation. On July 9, 2015, the Georgia Court of Appeals affirmed the trial court’s decision granting summary judgment in favor of the online travel companies on the city’s remaining common law claims for recovery of taxes. On July 20, 2015, the city filed notice of intention to petition for a writ of certiorari to the Georgia Supreme Court.

Nassau County, New York Litigation. On June 1, 2015, the Appellate Division denied plaintiffs’ motion for leave to renew its motion for reargument of the Appellate Division’s decision reversing the trial court’s order granting class certification or for leave to appeal to the New York Court of Appeals.

Leon County, Florida et al. Litigation. On June 11, 2015, the Florida Supreme Court affirmed the Florida Court of Appeals’ decision holding that online travel companies have no obligation to remit hotel occupancy taxes. On June 26, 2015, the counties filed a motion for rehearing.

District of Columbia Litigation. On June 23, 2015, the D.C. Court of Appeals issued an order affirming the trial court’s judgment.

City of Fargo, North Dakota Litigation. On July 9, 2015, the trial court granted the online travel companies’ motion for summary judgment and dismissed all claims brought by the city.

State of Kentucky Litigation. On June 19, 2015, the court stayed oral argument and consideration of the parties’ cross-motions for summary judgment pending resolution of a discovery dispute over the state’s refusal to produce certain documents.

City of Bedford Park, Illinois Litigation. On June 4, 2015, the court issued an order dismissing the defendant online travel companies’ exhaustion of administrative remedies defense with respect to the 14 named plaintiffs. On July 7, 2015, the plaintiffs filed a second motion for class certification. The online travel company defendants are opposing that motion.

State of New Hampshire Litigation. On May 5, 2015, the court issued an order denying the plaintiff’s motion to amend its complaint except as to ministerial changes. On May 27, 2015, plaintiff filed its amended complaint. The Expedia defendants filed their answer to the amended complaint on June 26, 2015.

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

Part II. Item 1. Legal Proceedings

Actions Filed by Expedia and Other Tax Litigation

Hawaii (General Excise Tax and Transient Accommodation Tax). On March 17, 2015, the Hawaii Supreme Court issued a decision on the parties’ pending appeals. The Court affirmed the Hawaii Tax Appeal Court’s decision that transient accommodation taxes are not due on the online travel companies’ services. With respect to the general excise tax, the Court affirmed in part and reversed in part the lower court’s decision. The Court ruled that while the online travel companies are obligated to remit past Hawaii general excise taxes with interest on the amount paid to them for their services, along with penalties, the online travel companies are not liable for general excise taxes, interest or penalties on the amount paid to the hotel for the hotel room. At a July 20, 2015 hearing to determine the amount of refund of prepaid pay-to-play amounts due to the online travel companies, the Hawaii tax court held that the State of Hawaii is required to refund the Expedia companies approximately $131 million and that the refund of an additional approximately $4.0 million will be subject to a further hearing.

State of Oregon Litigation. On May 26, 2015, the online travel companies filed notice of voluntary dismissal of their claims in the lawsuit. The court entered judgment dismissing the action on May 26, 2015.

Hotel Booking Practices Proceedings and Litigation

Matters relating to Hotel Booking Practices. On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The Statement of Objections alleges that Expedia and Booking.com entered into separate agreements with IHG that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The OFT limited its investigation to a small number of companies, but stated that the investigation was likely to have wider implications for the industry within the United Kingdom. The parties proposed to address the OFT’s concerns by offering commitments, and on January 31, 2014, the OFT announced that it had formally accepted the commitments offered by the parties, with no finding of fault or liability. The commitments provide online travel companies with the right to provide non-public discounts on the rate offered for room only hotel accommodation bookings at hotels located in the United Kingdom to eligible European Economic Area resident members of the online travel companies’ closed groups. The commitments also clarify the hotels’ rights to offer discounts under the same conditions to members of their closed groups. In addition, the commitments require online travel agencies to modify their price parity clauses, as relevant, so as not to apply to any discounting activities covered by the commitments. The commitments are binding on the parties through January 31, 2016. On April 2, 2014, Skyscanner Limited filed an appeal challenging the OFT’s January 31, 2014 decision to accept the parties’ commitments. On September 26, 2014, the United Kingdom’s Competition Appeal Tribunal (“CAT”) granted Skyscanner Limited’s appeal. This judgment requires the Competition & Markets Authority (“CMA”), the United Kingdom’s competition authority, to review the decision of its predecessor body, the OFT. The CMA did not appeal the CAT’s decision and subsequently announced that it is considering next steps in the investigation in light of the CAT judgment and market developments, including developments relating to the investigations of other European competition authorities described below. It is not certain what impact the CMA’s review of the OFT decision will have on online travel companies, including Expedia.

In addition, the Directorate General for Competition, Consumer Affairs and Repression of Fraud, a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, has brought a lawsuit in France against Expedia entities objecting to certain parity clauses in contracts between Expedia entities and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. A number of competition authorities, such as those in Austria, Belgium, China, Czech Republic, Denmark, France, Germany, Hungary, Ireland, Italy, Poland, Sweden and Switzerland, have also inquired or initiated investigations into the travel industry and, in particular, in relation to parity provisions in contracts between hotels and online travel companies, including Expedia. In April 2015, the Swiss competition authority issued a draft decision challenging certain parity provisions in agreements between Swiss hotels and each of Expedia, Booking.com and Hotel Reservation Service (“HRS”). The draft decision is not a final determination by the Swiss Competition authority that Expedia has violated any competition laws and did not provide for fines. Expedia subsequently objected to the preliminary findings of the draft decision in writing and the final decision of the Swiss Competition authority is still outstanding.

Part II. Item 1. Legal Proceedings

While the ultimate outcomes of these lawsuits, inquiries or investigations are uncertain and our circumstances are distinguishable from those of other online travel agencies subject to similar lawsuits, inquiries or investigations, we note in this context that on April 21, 2015 the competition authorities in France, Italy and Sweden announced a proposed set of commitments offered by Booking.com to resolve the parity clause cases brought by these authorities against Booking.com. The German Federal Cartel Office (“FCO”) also has required another online travel company, Hotel Reservation Service (“HRS”), to remove certain clauses from its contracts with hotels. HRS appealed this decision, which the Higher Regional Court Düsseldorf rejected on January 9, 2015. In addition, on July 1, 2015, Expedia announced that, effective August 1, 2015, it intends to waive certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia maintains that its current parity clauses are lawful and in compliance with competition law, Expedia considers that its announcement is a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. It is not certain what the outcome will be of the competition authorities’ assessment of Expedia’s announcement.

On July 9, 2015, the French National Assembly adopted a law that would seek to define the nature of the relationship between online travel company sites and French hotels. The law will become effective following a review of certain of its provisions by the French Constitutional Council and Expedia is considering the potential impact, if any, it may have on Expedia’s agreements and relationships with French hotels going forward.

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

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	X

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

July 30, 2015	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer