Form 10-Q
period 2015-09-30
Expedia, Inc.
filed 2015-10-30
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 16, 2015 was:

Common stock, $0.0001 par value per share	117,039,127 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended September 30, 2015

Part I. Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$1,937,753	$1,712,504	$4,973,750	$4,407,507
Costs and expenses:
Cost of revenue (1)	328,066	299,708	971,066	894,828
Selling and marketing (1)	943,289	815,800	2,592,150	2,184,115
Technology and content (1)	202,703	172,754	579,674	504,804
General and administrative (1)	130,168	104,999	387,959	306,584
Amortization of intangible assets	31,400	18,519	83,322	55,275
Legal reserves, occupancy tax and other	(114,550)	3,888	(106,511)	38,843
Restructuring and related reorganization charges (1)	71,679	—	82,001	—

Operating income	344,998	296,836	384,089	423,058
Other income (expense):
Interest income	4,165	8,075	14,403	20,756
Interest expense	(33,259)	(25,558)	(89,768)	(69,683)
Gain on sale of business	—	—	508,810	—
Other, net	26,283	10,172	114,361	2,514

Total other income (expense), net	(2,811)	(7,311)	547,806	(46,413)

Income before income taxes	342,187	289,525	931,895	376,645
Provision for income taxes	(65,950)	(38,904)	(196,261)	(59,974)

Net income	276,237	250,621	735,634	316,671
Net loss attributable to noncontrolling interests	6,979	6,438	41,369	15,457

Net income attributable to Expedia, Inc.	$283,216	$257,059	$777,003	$332,128

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$2.18	$2.01	$6.03	$2.57
Diluted	2.12	1.94	5.86	2.48
Shares used in computing earnings per share:
Basic	129,989	127,911	128,822	129,326
Diluted	133,417	132,274	132,602	133,683
Dividends declared per common share	$0.24	$0.18	$0.60	$0.48

(1) Includes stock-based compensation as follows:
Cost of revenue	$1,112	$1,045	$3,586	$3,190
Selling and marketing	10,558	3,643	23,890	13,798
Technology and content	7,062	7,374	19,405	17,892
General and administrative	15,694	10,242	57,925	33,259
Restructuring and related reorganization charges	29,230	—	29,230	—

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$276,237	$250,621	$735,634	$316,671
Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax (1)	(27,579)	(77,800)	(213,992)	(57,663)
Net reclassification of foreign currency translation adjustments into total other income (expenses), net	—	—	43,183	—
Unrealized gains (losses) on available for sale securities, net of taxes (2)	31	(356)	231	(44)

Other comprehensive income (loss), net of tax	(27,548)	(78,156)	(170,578)	(57,707)

Comprehensive income	248,689	172,465	565,056	258,964
Less: Comprehensive income (loss) attributable to noncontrolling interests	(6,972)	(27,754)	(66,474)	(23,932)

Comprehensive income attributable to Expedia, Inc.	$255,661	$200,219	$631,530	$282,896

(1)	Net of tax of $1 million and $8 million for the three and nine months ended September 30, 2015 associated with debt translation losses related to a net investment hedge.
(2)	Net gains (losses) recognized and reclassified during the three and nine months ended September 30, 2015 and 2014 were immaterial.

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,455,339	$1,402,700
Restricted cash and cash equivalents	10,015	34,888
Short-term investments	35,478	355,780
Accounts receivable, net of allowance of $25,033 and $13,760	1,242,303	778,334
Deferred income taxes	180,951	169,269
Income taxes receivable	32,964	17,161
Prepaid expenses and other current assets	216,422	166,357

Total current assets	3,173,472	2,924,489
Property and equipment, net	966,560	553,126
Long-term investments and other assets	602,145	286,882
Deferred income taxes	137,358	10,053
Intangible assets, net	2,122,770	1,290,087
Goodwill	5,400,968	3,955,901

TOTAL ASSETS	$12,403,273	$9,020,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,442,350	$1,188,483
Accounts payable, other	549,735	361,382
Deferred merchant bookings	2,804,413	1,761,258
Deferred revenue	58,249	62,206
Income taxes payable	131,411	59,661
Accrued expenses and other current liabilities	940,198	753,625
Deferred income taxes	14,890	—

Total current liabilities	5,941,246	4,186,615
Long-term debt	2,475,425	1,746,787
Deferred income taxes	628,019	452,958
Other long-term liabilities	284,905	180,376
Commitments and contingencies
Redeemable noncontrolling interests	567,480	560,073
Stockholders’ equity:
Common stock $.0001 par value	20	20
Authorized shares: 1,600,000
Shares issued: 199,842 and 196,802
Shares outstanding: 117,011 and 114,267
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	6,102,152	5,921,140
Treasury stock - Common stock, at cost	(4,043,056)	(3,998,120)
Shares: 82,831 and 82,535
Retained earnings	666,177	—
Accumulated other comprehensive loss	(284,246)	(138,774)

Total Expedia, Inc. stockholders’ equity	2,441,048	1,784,267
Non-redeemable noncontrolling interests	65,150	109,462

Total stockholders’ equity	2,506,198	1,893,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,403,273	$9,020,538

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Operating activities:
Net income	$735,634	$316,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	240,878	195,161
Amortization of stock-based compensation	134,036	68,139
Amortization of intangible assets	83,322	55,275
Deferred income taxes	(42,628)	(27,371)
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	75,289	44,484
Realized (gain) loss on foreign currency forwards	(39,975)	11,267
Gain on sale of business	(508,810)	—
Noncontrolling investment basis adjustment	(77,400)	—
Other	15,237	4,919
Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	(381,618)	(277,056)
Prepaid expenses and other current assets	27,183	(55,810)
Accounts payable, merchant	202,883	226,362
Accounts payable, other, accrued expenses and other current liabilities	233,350	289,525
Taxes payable/receivable, net	64,897	3,704
Deferred merchant bookings	772,787	694,830
Deferred revenue	6,461	16,702

Net cash provided by operating activities	1,541,526	1,566,802

Investing activities:
Capital expenditures, including internal-use software and website development	(625,439)	(239,678)
Purchases of investments	(512,329)	(1,044,665)
Sales and maturities of investments	392,271	957,347
Acquisitions, net of cash acquired	(1,933,821)	(25,177)
Proceeds from sale of business, net of cash divested and disposal costs	523,882	—
Net settlement of foreign currency forwards	39,975	(11,267)
Other, net	11,665	2,188

Net cash used in investing activities	(2,103,796)	(361,252)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	700,454	493,630
Purchases of treasury stock	(48,694)	(469,267)
Proceeds from issuance of treasury stock	22,575	—
Payment of dividends to stockholders	(77,173)	(61,777)
Proceeds from exercise of equity awards and employee stock purchase plan	83,298	79,490
Excess tax benefit on equity awards	85,463	38,352
Withholding taxes for stock option exercises	(85,033)	—
Other, net	43,918	(1,591)

Net cash provided by financing activities	724,808	78,837
Effect of exchange rate changes on cash and cash equivalents	(109,899)	(52,672)

Net increase (decrease) in cash and cash equivalents	52,639	1,231,715
Cash and cash equivalents at beginning of period	1,402,700	1,021,033

Cash and cash equivalents at end of period	$1,455,339	$2,252,748

Supplemental cash flow information
Cash paid for interest	106,444	$86,349
Income tax payments, net	87,708	42,428

See accompanying notes.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 1 – Basis of Presentation

Description of Business

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.com™, Travelocity®, Orbitz Worldwide, Inc. (“Orbitz”), Expedia® Affiliate Network, Classic Vacations®, Expedia Local Expert®, Egencia®, Expedia® CruiseShipCenters®, Venere Net SpA (“Venere”), trivago GmbH (“trivago”), CarRentals.com™, Wotif.com Holdings Limited (“Wotif Group”) and eLong ™, Inc. (“eLong”) through its sale on May 22, 2015. In addition, many of these brands have related international points of sale, including those as part of AirAsia-Expedia upon acquisition of controlling interest in March 2015. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

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

Accounting Estimates

We use estimates and assumptions in the preparation of our interim unaudited consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our interim unaudited consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our interim unaudited consolidated financial statements include revenue recognition; recoverability of current and long-lived assets, intangible assets and goodwill; income and transactional taxes, such as potential settlements related to occupancy and excise taxes; loss contingencies; loyalty program liabilities; redeemable noncontrolling interests; acquisition purchase price allocations; stock-based compensation and accounting for derivative instruments.

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

In September 2015, the Financial Accounting Standards Board (“FASB”) issued an ASU that simplifies the accounting for measurement-period adjustments in a business combination. Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years with early adoption permitted for financial statements that have not been issued. We elected to early adopt for the current interim reporting period ending September 30, 2015.

Recent Accounting Policies Not Yet Adopted

In May 2014, the FASB issued an ASU amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an ASU deferring the effective date of the revenue standard so it would be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption prohibited before December 15, 2016. We are in the process of evaluating the impact of the adoption of this new guidance on our consolidated financial statements.

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

Notes to Consolidated Financial Statements – (Continued)

Note 3 – Acquisitions and Other Investments

Orbitz Acquisition. On September 17, 2015, we completed our acquisition of Orbitz Worldwide, Inc., including all of its brands, including Orbitz, ebookers, HotelClub, CheapTickets, Orbitz Partner Network and Orbitz for Business, for a total purchase consideration of $1.8 billion. The acquisition provides Expedia the opportunity to deliver a better customer experience to Orbitz’s loyal customer base and to further enhance the marketing and distribution capabilities we offer to our global supply partners.

The purchase consideration consisted primarily of $1.4 billion in cash, or $12 per share for all shares of Orbitz common stock outstanding as of the purchase date, as well as the settlement of $432 million of pre-existing Orbitz debt at the closing of the acquisition. Purchase consideration also included $17 million for certain employee restricted stock unit awards of Orbitz, measured at fair value on the acquisition date and vested based on pre-combination service, which were replaced with Expedia restricted stock awards in conjunction with the acquisition. The fair value of these awards, which was attributable to post-combination service, was $53 million, of which $30 million was recognized during the third quarter of 2015 and $23 million will be recognized over the requisite remaining service period of approximately 2.6 years from the date of acquisition.

Due to the limited amount of time since the acquisition of Orbitz, the purchase price allocation was based on a preliminary valuation of the assets acquired and liabilities assumed and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available. The final allocation may include changes to the amount of intangible assets, goodwill, deferred taxes, accounts receivable, loyalty liabilities and other current liabilities as well as other items. The following summarizes the preliminary allocation of the purchase price for Orbitz, in thousands:

Cash consideration for shares	$1,364,576
Repayment of Orbitz debt	432,231
Replacement restricted stock units attributable to pre-acquisition service	16,717

Total purchase consideration	$1,813,524

Cash	$194,515
Accounts receivable, net (1)	151,686
Other current assets	32,550
Long-term assets	119,515
Intangible assets with definite lives (2)	483,639
Intangible assets with indefinite lives (3)	190,900
Goodwill	1,424,903
Current liabilities	(619,499)
Other long-term liabilities	(57,287)
Deferred tax liabilities, net	(107,398)

Total	$1,813,524

(1)	Gross accounts receivable was $160 million, of which $8 million is estimated to be uncollectible.
(2)	Acquired definite-lived intangible assets primarily consist of customer relationship assets, developed technology assets and partner relationship assets with average lives ranging from less than one to ten years.
(3)	Acquired indefinite-lived intangible assets primarily consist of trade names and trademarks.

Notes to Consolidated Financial Statements – (Continued)

The goodwill of $1.4 billion is primarily attributable to operating synergies and is not expected to be deductible for tax purposes. The assignment of goodwill to reporting units was not completed as of the date the financial statements were issued.

Orbitz was consolidated into our financial statements starting on the acquisition date and we have recognized a related $19 million in revenue and $86 million in operating losses for the three and nine months ended September 30, 2015. Supplemental information on an unaudited pro forma basis, as if the Orbitz acquisition had been consummated on January 1, 2014, is presented as follows, in thousands:

	Nine months ended September 30,
	2015	2014
Revenue	$5,643,060	$5,102,541
Net income attributable to Expedia, Inc.	848,342	300,083

The pro forma results are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had the companies operated on a combined basis during the periods presented. The pro forma results include adjustments primarily related to amortization of acquired intangibles, depreciation of fixed assets, certain accounting policy alignments as well as direct and incremental acquisition related costs reflected in the historical financial statements. The preliminary purchase price allocation was used to prepare the pro forma adjustments. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments.

In connection with the merger, Orbitz incurred fees paid to financial advisors totaling approximately $25 million, which were contingent upon closing and were excluded from both Expedia’s consolidated statement of operations and the pre-combination financial statements of Orbitz. In addition, Orbitz offered certain employees a continuity incentive of approximately $30 million for continuing employment through the closing date and beyond. The first half of the incentives were contingent and paid upon the closing of the acquisition and thus were also excluded from both our consolidated statement of operations as well as the pre-combination financial statements of Orbitz. The second half of the incentive is payable 180 days after the closing (or upon involuntary termination, if applicable) and will be expensed to restructuring and related reorganization charges over the applicable service period.

Other than costs mentioned above that were contingent upon closing, acquisition-related costs incurred by Expedia, which included legal, finance, consulting and other professional fees, were expensed as incurred within general and administrative expenses and were approximately $6 million and $16 million for the three and nine months ended September 30, 2015.

For information related to restructuring plans as a result of the merger, see Note 11 — Restructuring and Related Reorganization Charges. For information related to claims, proceedings and inquiries related to hotel occupancy and other taxes for Orbitz, see Note 14 — Commitments and Contingencies.

Other Acquisitions. On March 10, 2015, we completed the acquisition of an additional 25% equity interest of AAE Travel Pte. Ltd., the joint venture formed between Expedia and AirAsia Berhad in 2011, for cash consideration of approximately $94 million. This investment increased our total ownership in the venture from 50% to 75% and resulted in the consolidation of the entity. In conjunction with the acquisition of the additional interest, we remeasured our previously held equity interest to fair value, excluding any acquisition premium, and recognized a gain of $77 million in other, net during the period. The fair value of the 25% noncontrolling interest, including an acquisition premium, was estimated to be $64 million at the time of the acquisition. Both fair values were determined based on various valuation techniques, including market comparables and discounted cash flow projections (Level 3 inputs).

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

Notes to Consolidated Financial Statements – (Continued)

In addition, we completed three other acquisitions during the nine months ended September 30, 2015 for a total purchase price of $9 million. The following summarizes the allocation of the purchase price for the 2015 acquisitions, excluding Orbitz, in thousands:

Goodwill	$196,431
Intangible assets with indefinite lives	163,400
Intangible assets with definite lives (1)	146,126
Net assets and non-controlling interests acquired (2)	(23,366)
Deferred tax liabilities	(7,910)

Total (3)	$474,681

(1)	Acquired definite-lived intangible assets primarily consist of customer relationship, reacquired right and supplier relationship assets and have estimated useful lives of between 4 and 10 years with a weighted average life of 5.8 years.
(2)	Includes cash acquired of $41 million.
(3)	The total purchase price includes noncash consideration of $99 million related to an equity method investment, which is currently consolidated upon our acquisition of a controlling interest, as discussed above, with the remainder paid in cash during the period.

The goodwill of $196 million is primarily attributable to operating synergies and $82 million is expected to be deductible for tax purposes with the remainder not expected to be deductible.

Business combination accounting is preliminary and subject to revision while we accumulate all relevant information regarding the fair values of the net assets acquired. The results of operations of the other acquired companies have been included in our consolidated results from the transaction closing dates forward. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results.

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

Note 4 – Disposition of Business

On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong, Inc., which was previously a separate reportable segment, for approximately $671 million (or $666 million net of costs to sell and other transaction expenses) to several purchasers, including Ctrip.com International, Ltd. Of the total sales price, approximately $67 million was remitted directly to escrow for estimated tax obligations, and is recorded in prepaid and other current assets on our consolidated balance sheet as of September 30, 2015 and represents a noncash item in our consolidated statement of cash flows. As a result of the sale, we recognized a pre-tax gain of $509 million ($395 million after tax) during the nine months ended September 30, 2015 included in gain on sale of business in our consolidated statement of operations.

Notes to Consolidated Financial Statements – (Continued)

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Operating income (loss) (1)	$—	$(12,873)	$(85,536)	$(20,439)
Income (loss) before taxes (2)	—	(10,546)	438,843	(10,934)
Income (loss) before taxes attributable to Expedia, Inc. (2)	—	(7,018)	465,400	(7,216)
Net income (loss) attributable to Expedia, Inc. (3)	—	(6,215)	349,183	(6,588)

(1)	Includes stock-based compensation and amortization of intangible assets of approximately $5 million for the three months ended September 30, 2014 and $20 million and $16 million for the nine months ended September 30, 2015 and 2014, which are included within Corporate & Eliminations in Note 15 – Segment Information.
(2)	The nine months ended September 30, 2015 includes the pre-tax gain of $509 million related to the gain on sale.
(3)	The nine months ended September 30, 2015 includes the after-tax gain of $395 million related to the gain on sale.

Notes to Consolidated Financial Statements – (Continued)

Note 5 – Fair Value Measurements

Financial assets measured at fair value on a recurring basis as of September 30, 2015 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$160,028	$160,028	$—
Time deposits	15,263	—	15,263
Derivatives:
Foreign currency forward contracts	15,876	—	15,876
Investments:
Corporate debt securities	111,558	—	111,558

Total	$302,725	$160,028	$142,697

Financial assets measured at fair value on a recurring basis as of December 31, 2014 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$161,059	$161,059	$—
Time deposits	298,968	—	298,968
Restricted cash:
Time deposits	19,980	—	19,980
Derivatives:
Foreign currency forward contracts	9,176	—	9,176
Investments:
Time deposits	312,762	—	312,762
Corporate debt securities	142,575	—	142,575

Total	$944,520	$161,059	$783,461

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of September 30, 2015 and December 31, 2014, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of September 30, 2015, we had $35 million of short-term and $76 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses both of less than $1 million. As of December 31, 2014, we had $43 million of short-term and $100 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.

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

Notes to Consolidated Financial Statements – (Continued)

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of September 30, 2015, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $2.1 billion. We had a net forward asset of $16 million and $9 million as of September 30, 2015 and December 31, 2014 recorded in prepaid expenses and other current assets. We recorded $32 million and $18 million in net gains from foreign currency forward contracts during the three months ended September 30, 2015 and 2014, and $47 million and $2 million in net gains during the nine months ended September 30, 2015 and 2014.

Note 6 – Property and Equipment, Net

On April 30, 2015, we acquired our future corporate headquarters for $229 million, consisting of multiple office and lab buildings located in Seattle, Washington (the “Property”) from Immunex Corporation (“Immunex”), a wholly owned subsidiary of Amgen, Inc., pursuant to a purchase and sale agreement with Immunex. The acquired building assets are included in construction in process and will begin depreciating when the costs incurred related to the build out of the headquarters are complete and the building assets are ready for their intended use.

Note 7 – Debt

The following table sets forth our outstanding debt:

	September 30, 2015	December 31, 2014
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,541	749,485
4.5% senior notes due 2024, net of discount	497,475	497,302
2.5% (€650 million) senior notes due 2022, net of discount	728,409	—

Long-term debt	$2,475,425	$1,746,787

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at September 30, 2015 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $750 million in registered senior unsecured notes outstanding at September 30, 2015 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $500 million in registered senior unsecured notes outstanding at September 30, 2015 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year, beginning February 15, 2015. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.

Notes to Consolidated Financial Statements – (Continued)

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

The 7.456%, 5.95%, 4.5% and 2.5% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. For further information, see Note 16 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $19 million and $39 million as of September 30, 2015 and December 31, 2014. The 5.95%, 4.5% and 2.5% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.

The approximate fair value of 7.456% Notes was $566 million and $581 million as of September 30, 2015 and December 31, 2014. The approximate fair value of 5.95% Notes was $835 million and $840 million as of September 30, 2015 and December 31, 2014. The approximate fair value of 4.5% Notes was $500 million and $504 million as of September 30, 2015 and December 31, 2014. The approximate fair value of 2.5% Notes was Euro 637 million ($717 million) as of September 30, 2015. These fair values were based on quoted market prices in less active markets (Level 2 inputs).

Credit Facility

Expedia, Inc. maintains a $1 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes, that expires in September 2019. As of September 30, 2015 and December 31, 2014, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points and the commitment fee on undrawn amounts at 20 basis points as of September 30, 2015. The facility contains covenants including maximum leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of September 30, 2015 and December 31, 2014, there was $13 million and $15 million of outstanding stand-by LOCs issued under the facility.

In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia, Inc., that may be terminated at any time by the lender. As of September 30, 2015, we had Euro 20 million in borrowings outstanding included in accrued expenses and other current liabilities on the consolidated balance sheet. As of December 31, 2014, we had no borrowings outstanding.

Notes to Consolidated Financial Statements – (Continued)

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

A reconciliation of redeemable noncontrolling interest is as follows, in thousands:

Nine months ended September 30,
2015
Balance, beginning of the period	$560,073
Net loss attributable to noncontrolling interests	(14,911)
Fair value adjustments	74,226
Currency translation adjustments and other	(51,908)

Balance, end of period	$567,480

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

Note 9 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Nine months ended September 30, 2015:
February 4, 2015	$0.18	March 10, 2015	$22,895	March 26, 2015
April 29, 2015	0.18	May 28, 2015	23,096	June 18, 2015
July 29, 2015	0.24	August 27, 2015	31,182	September 17, 2015
Nine months ended September 30, 2014:
February 5, 2014	$0.15	March 10, 2014	$19,602	March 27, 2014
April 30, 2014	0.15	May 30, 2014	19,231	June 19, 2014
July 30, 2014	0.18	August 27, 2014	22,944	September 17, 2014

In addition, on October 29, 2015, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on December 10, 2015 to stockholders of record as of the close of business on November 19, 2015. Future declarations of dividends are subject to final determination by our Board of Directors.

Notes to Consolidated Financial Statements – (Continued)

Share Repurchases

In April 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million shares of our common stock. There is no fixed termination date for the repurchases. During the nine months ended September 30, 2015, we repurchased, through open market transactions, 0.5 million shares under this authorization for a total cost of $45 million, excluding transaction costs, representing an average repurchase price of $85.27 per share. As of September 30, 2015, 11.2 million shares remain authorized for repurchase under the 2012 and 2015 authorizations.

Other Share Activity

During the nine months ended September 30, 2015, we issued 264,841 shares of common stock from treasury stock to Liberty Interactive Corporation (“Liberty”) at a price per share of $85.24 and an aggregate value of approximately $23 million pursuant to and in accordance with the preemptive rights as detailed by the Amended and Restated Governance Agreement with Liberty dated as of December 20, 2011.

During the nine months ended September 30, 2015, our Chairman and Senior Executive exercised options to purchase 1.9 million shares. 0.5 million shares were withheld and concurrently cancelled by the Company to cover the weighted average exercise price of $30.38 per share and 0.8 million shares were withheld and concurrently cancelled to cover tax obligations, with a net delivery of 0.6 million shares.

Accumulated Other Comprehensive Loss

The balance for each class of accumulated other comprehensive loss as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Foreign currency translation adjustments, net of tax (1)	$(284,418)	$(138,715)
Net unrealized gain (loss) on available for sale securities, net of tax	172	(59)

Accumulated other comprehensive loss	$(284,246)	$(138,774)

(1)	Foreign currency translation adjustments, net of tax, includes foreign currency transaction losses at September 30, 2015 of $15 million ($23 million before tax) associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 7 – Debt for more information. The remaining balance in currency translation adjustments excludes income taxes as a result of our current intention to indefinitely reinvest the earnings of our international subsidiaries outside of the United States.

Notes to Consolidated Financial Statements – (Continued)

Note 10 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income attributable to Expedia, Inc.	$283,216	$257,059	$777,003	$332,128
Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$2.18	$2.01	$6.03	$2.57
Diluted	2.12	1.94	5.86	2.48
Weighted average number of shares outstanding:
Basic	129,989	127,911	128,822	129,326
Dilutive effect of:
Options to purchase common stock	3,287	4,269	3,656	4,247
Other dilutive securities	141	94	124	110

Diluted	133,417	132,274	132,602	133,683

Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and nine months ended September 30, 2015, approximately 7 million of outstanding stock awards for all periods have been excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their effect would have been antidilutive. For the three and nine months ended September 30, 2014, approximately 4 million of outstanding stock awards for all periods have been excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their effect would have been antidilutive.

Note 11 – Restructuring and Related Reorganization Charges

In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to acquisition integrations including Orbitz and the Wotif Group, we recognized $72 million and $82 million in restructuring and related reorganization charges during the three and nine months ended September 30, 2015 as well as $26 million during the fourth quarter ended December 31, 2014. The third quarter of 2015 charges were primarily related to employee severance and benefits related to the Orbitz integration and represent estimated severance amounts under pre-existing written plans and contracts Orbitz had with its employees, as well as stock-compensation charges for acceleration of replacement awards pursuant to certain of these agreements. We expect to incur approximately $20 million to $30 million of restructuring charges for the fourth quarter of 2015 and approximately $40 million to $50 million in 2016 related to these integrations, which includes $5 million for our estimate of accelerated stock-based compensation for each period.

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes the restructuring and related reorganization activity for the nine months ended September 30, 2015:

	Employee Severance and Benefits	Stock-based compensation	Other	Total
	(In thousands)
Accrued liability as of January 1, 2015	$10,117	$—	$13,658	$23,775
Charges	50,004	29,230	2,767	82,001
Payments	(11,997)	—	(15,217)	(27,214)
Non-cash items	(1,060)	(29,230)	6	(30,284)

Accrued liability as of September 30, 2015	$47,064	$—	$1,214	$48,278

The majority of the other activity in the above table relates to Australian stamp duty tax that was paid to certain Australian jurisdictions related to business restructuring events.

Note 12 – Other, net

The following table presents the components of other, net:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Foreign exchange rate gains (losses), net	$26,158	$7,164	$25,229	$(10,584)
Noncontrolling investment basis adjustment	—	—	77,400	—
Other	125	3,008	11,732	13,098

Total	$26,283	$10,172	$114,361	$2,514

Note 13 – Income Taxes

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items. Our effective tax rate was 19.3% and 13.4% for the three months ended September 30, 2015 and 2014, and 21.1% and 15.9% for the nine months ended September 30, 2015 and 2014. The change in the effective tax rate for the three months ended September 30, 2015 compared to the same period in 2014 is due to expiration of the statute of limitations for the 2001 – 2005 federal income tax years and the associated release of liabilities related to uncertain tax positions in 2014. The change in effective tax rate for the nine months ended September 30, 2015 compared to the same period in 2014 is due to the gain on the sale of eLong during 2015, and the release of liabilities related to uncertain tax positions in 2014.

Note 14 – Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, we are a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Expedia. We also evaluate other potential contingent matters, including value-added tax, excise tax, transient occupancy or accommodation tax and similar matters. In addition, we assumed liability for ongoing lawsuits involving Orbitz Worldwide, Inc. and its subsidiaries in connection with our acquisition of Orbitz on September 17, 2015. We do not believe that the aggregate amount of liability that could be reasonably possible with respect to these matters would have a material adverse effect on our financial results; however, litigation is inherently uncertain and the actual losses incurred in the event that our legal proceedings were to result in unfavorable outcomes could have a material adverse effect on our business and financial performance.

Notes to Consolidated Financial Statements – (Continued)

Litigation Relating to Hotel Occupancy Taxes. Eighty-eight lawsuits have been filed by cities, counties and states involving hotel occupancy and other taxes. Twenty-five lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, thirty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty five dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $47 million as of September 30, 2015 and $62 million as of December 31, 2014. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. In addition, as of September 30, 2015, we had an accrual totaling $10 million related to court decisions and final settlements. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations. Orbitz is generally involved in the same claims, proceedings and inquiries as the Expedia companies and the reserve for the potential settlement of issues related to hotel occupancy taxes as of September 30, 2015 above includes an estimate for amounts assumed at the date of acquisition of approximately $6 million related to Orbitz. The Orbitz amounts are provisional and may be adjusted through the purchase price allocation once we complete a more detailed analysis during the purchase accounting measurement period.

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

In addition to the above assessment, the Department of Taxation has issued final assessments for general excise taxes against Expedia companies, including Orbitz, for (i) non-commissioned hotel reservations for the tax year 2012 totaling $26 million, which includes $6 million for Orbitz, (ii) non-commissioned travel agency services relating to rental cars for the tax years 2000 through 2012 totaling $39 million, which includes $10 million for Orbitz and a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated, and (iii) non-commissioned travel agency services relating to hotel reservations and car rental for the tax year 2013 totaling $34 million, which includes $5 million for Orbitz. Similar assessments also have been issued against other online travel companies. These assessments are currently under review in tax court and will be considered in light of the Hawaii Supreme Court decision issued on March 17, 2015.

Notes to Consolidated Financial Statements – (Continued)

As a pre-condition to appealing the tax court rulings in the Hawaii excise tax proceedings, Expedia and Orbitz were required pay an amount equal to taxes, penalties and interest. During 2012, Expedia expensed $110 million, and during 2013, we expensed an additional $64 million for amounts required or expected to be paid prior to appealing the tax court’s ruling. The total amount that the Expedia companies paid in 2013 was $171 million, which is comprised of $78 million in taxes, $41 million in penalties and $52 million in interest. At a July 20, 2015 hearing to determine the amount of refund of prepaid pay-to-play amounts due to the online travel companies, the Hawaii tax court held that the State of Hawaii was required to refund the Expedia companies approximately $131 million and that the refund of an additional approximately $4 million would be subject to a further hearing. The State of Hawaii and Expedia agreed to a total refund of $132 million of prepaid pay-to-play amounts, which was subsequently paid to Expedia on September 23, 2015. We recognized a gain in legal reserves, occupancy tax and other during the three months ended September 30, 2015 related to this matter. On September 23, 2015, we received a similar refund for Orbitz of $22 million from the State of Hawaii. The amount paid, net of refunds, by the Expedia companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services was $44 million.

San Francisco. During 2009, we paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco. The city of San Francisco subsequently issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, were contested by the Expedia companies on the basis that the court has already ruled that taxes are not due from the online travel companies and that binding precedent by the California Court of Appeals precludes the city’s claim for taxes. On May 14, 2014, the court heard oral argument on the Expedia companies’ contest of the prepayment requirement for the additional assessments and held that the Expedia companies were required to prepay in order to litigate the legality of the assessments. On May 26, 2014, the Expedia companies paid $25.5 million under protest in order to contest the additional assessments. The additional assessments were expensed during the second quarter of 2014. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco to contest these assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation.

Other Jurisdictions. In December 2014, the City of Portland and Multnomah County, Oregon assessed certain online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz, for hotel occupancy taxes for the period October 7, 2013 to December 31, 2014 based on recent amendments to state legislation. On January 9, 2015, as a pre-condition to challenging the assessments, the Expedia companies paid $2.5 million under protest in alleged taxes, penalties and interest, including amounts paid by Orbitz. In September 2015, the City of Portland and Multnomah County, Oregon assessed the online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz, for hotel occupancy taxes for the period January 1, 2015 to June 30, 2015. On September 11, 2015, as a precondition to challenging the assessments, the Expedia companies paid $1.3 million under protest in alleged taxes, penalties and interest, which includes amounts paid by Orbitz. We are also in various stages of inquiry or audit with domestic and foreign tax authorities, some of which, including in the United Kingdom regarding the application of value added tax (“VAT”) to our European Union related transactions as discussed below, impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.

The ultimate resolution of these contingencies may be greater or less than the pay-to-play payments made and our estimates of additional assessments mentioned above.

During the nine months ended September 30, 2015, we recorded a $25 million benefit in legal reserves, occupancy tax and other for the recovery of costs related to occupancy tax litigation matters.

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

Notes to Consolidated Financial Statements – (Continued)

jurisdictions, it is nevertheless reasonably possible that we could be required to pay any assessed amounts in order to contest or litigate the applicability of any assessments and an estimate for a reasonably possible amount of any such payments cannot be made.

Matters Relating to Hotel Booking Practices. On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The Statement of Objections alleged that Expedia and Booking.com entered into separate agreements with IHG that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The parties proposed to address the OFT’s concerns by offering commitments, and on January 31, 2014, the OFT announced that it had formally accepted the commitments offered by the parties, with no finding of fault or liability. The commitments were intended to be binding on the parties through January 31, 2016. On April 2, 2014, Skyscanner Limited filed an appeal challenging the OFT’s January 31, 2014 decision to accept the parties’ commitments. On September 26, 2014, the United Kingdom’s Competition Appeal Tribunal (“CAT”) granted Skyscanner Limited’s appeal. This judgment required the Competition & Markets Authority (“CMA”), the United Kingdom’s competition authority, to review the decision of its predecessor body, the OFT. The CMA did not appeal the CAT’s decision and subsequently announced that it is considering next steps in the investigation in light of the CAT judgment and market developments, including developments relating to the investigations of other European competition authorities described below. On September 15, 2015, the CMA announced that it has closed its investigation without a finding of infringement on grounds of administrative priority and also that it is not opening a distinct new case into parity provisions in contracts between hotels and online travel companies, including Expedia.

In addition, the Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia entities objecting to certain parity clauses in contracts between Expedia entities and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. A number of competition authorities, such as those in Australia, Austria, Belgium, China, Czech Republic, Denmark, France, Germany, Greece, Hungary, Ireland, Italy, New Zealand, Poland, Sweden and Switzerland, have also inquired or initiated investigations into the travel industry and, in particular, in relation to parity provisions in contracts between hotels and online travel companies, including Expedia. On April 10, 2015, the Swiss competition authority issued a draft decision challenging certain parity provisions in agreements between Swiss hotels and each of Expedia, Booking.com and Hotel Reservation Service (“HRS”). The draft decision is not a final determination by the Swiss competition authority that Expedia has violated any competition laws and did not provide for fines. Expedia subsequently objected to the preliminary findings of the draft decision in writing and at an oral hearing, and the final decision of the Swiss Competition authority is still outstanding.

While the ultimate outcomes of these lawsuits, inquiries or investigations are uncertain and our circumstances are distinguishable from those of other online travel agencies subject to similar lawsuits, inquiries or investigations, we note in this context that on April 21, 2015 the competition authorities in France, Italy and Sweden announced a proposed set of commitments offered by Booking.com to resolve the parity clause cases brought by these authorities against it. The German Federal Cartel Office (“FCO”) also has required another online travel company, HRS, to remove certain clauses from its contracts with hotels. HRS appealed this decision, which the Higher Regional Court Düsseldorf rejected on January 9, 2015. In addition, with effect from August 1, 2015, Expedia waived certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia maintains that its parity clauses have always been lawful and in compliance with competition law, Expedia considers that this waiver is a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. It is not certain what the outcome will be of the competition authorities’ assessment of Expedia’s announcement. Since Expedia’s waivers were implemented, the competition authorities in Denmark, United Kingdom, Greece, Norway, Sweden and Ireland have announced either the closure of their investigation against Expedia or a decision not to open an investigation against Expedia, in each case having had regard to the changes implemented by Expedia.

Notes to Consolidated Financial Statements – (Continued)

On July 9, 2015, the French National Assembly adopted Article 133 of the Loi Macron (“Article 133”) that seeks to define the nature of the relationship between online reservation platforms and French hotels. Article 133 became effective on August 8, 2015. Expedia considers that Article 133 was drafted ambiguously and can be interpreted in a way that violates both European Union and French legal principles. Therefore Expedia has initiated a complaint with the European Commission relating to Article 133. However, following the effective date, Expedia has been in contact with its hotel partners in France regarding the impact of Article 133.

Note 15 – Segment Information

Beginning in the first quarter of 2015, we had four reportable segments: Core Online Travel Agencies (“Core OTA”), trivago, Egencia and eLong through its disposal on May 22, 2015. The change from two reportable segments, Leisure and Egencia, resulted in our previously disclosed Leisure reportable segment being disaggregated into three segments as a result of the Company’s focus on providing additional information to reflect the unique market opportunities and competitive dynamics inherent in our eLong and trivago businesses. Our Core OTA segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Affiliate Network, Hotwire.com, Travelocity, Venere, Wotif Group, CarRentals.com, and Classic Vacations. The results of Orbitz Worldwide, Inc. were included in their entirety within our Core OTA segment for the three and nine months ended September 30, 2015. We expect to complete our alignment of the Orbitz businesses within our segment structure during the fourth quarter of 2015. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment provides managed travel services to corporate customers worldwide. Our eLong segment specialized in mobile and online travel services in China.

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

Corporate and Eliminations also includes unallocated corporate functions and expenses. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense, restructuring and related reorganization charges, legal reserves, occupancy tax and other, and other items excluded from segment operating performance in Corporate and Eliminations. Such amounts are detailed in our segment reconciliation below. Included with eLong’s standalone financial statements for the three months ended September 30, 2014 was approximately $5 million of stock-based compensation and intangible amortization as well as $20 million and $16 million for the nine months ended September 30, 2015 and 2014.

Notes to Consolidated Financial Statements – (Continued)

The following tables present our segment information for the three and nine months ended September 30, 2015 and 2014. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended September 30, 2015
	Core OTA	trivago	Egencia	eLong	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$1,739,363	$104,162	$94,228	$—	$—	$1,937,753
Intersegment revenue	—	71,439	—	—	(71,439)	—

Revenue	$1,739,363	$175,601	$94,228	$—	$(71,439)	$1,937,753

Adjusted EBITDA	$589,433	$(9,496)	$14,140	$—	$(125,023)	$469,054
Depreciation	(48,269)	(574)	(6,086)	—	(32,227)	(87,156)
Amortization of intangible assets	—	—	—	—	(31,400)	(31,400)
Stock-based compensation	—	—	—	—	(63,656)	(63,656)
Legal reserves, occupancy tax and other	—	—	—	—	114,550	114,550
Restructuring and related reorganization charges	—	—	—	—	(42,449)	(42,449)
Realized (gain) loss on revenue hedges	(13,945)	—	—	—	—	(13,945)

Operating income (loss)	$527,219	$(10,070)	$8,054	$—	$(180,205)	344,998

Other income, net						(2,811)

Income before income taxes						342,187
Provision for income taxes						(65,950)

Net income						276,237
Net loss attributable to noncontrolling interests						6,979

Net income attributable to Expedia, Inc.						$283,216

	Three months ended September 30, 2014
	Core OTA	trivago	Egencia	eLong	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$1,477,145	$89,821	$96,667	$48,871	$—	$1,712,504
Intersegment revenue	—	48,735	—	—	(48,735)	—

Revenue	$1,477,145	$138,556	$96,667	$48,871	$(48,735)	$1,712,504

Adjusted EBITDA	$500,513	$116	$16,037	$(6,042)	$(101,554)	$409,070
Depreciation	(36,613)	(380)	(5,054)	(1,729)	(23,693)	(67,469)
Amortization of intangible assets	—	—	—	—	(18,519)	(18,519)
Stock-based compensation	—	—	—	—	(22,304)	(22,304)
Legal reserves, occupancy tax and other	—	—	—	—	(3,888)	(3,888)
Realized (gain) loss on revenue hedges	(54)	—	—	—	—	(54)

Operating income (loss)	$463,846	$(264)	$10,983	$(7,771)	$(169,958)	296,836

Other expense, net						(7,311)

Income before income taxes						289,525
Provision for income taxes						(38,904)

Net income						250,621
Net loss attributable to noncontrolling interests						6,438

Net income attributable to Expedia, Inc.						$257,059

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2015
	Core OTA	trivago	Egencia	eLong(1)	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$4,372,224	$266,287	$293,496	$41,743	$—	$4,973,750
Intersegment revenue	—	170,984	—	—	(170,984)	—

Revenue	$4,372,224	$437,271	$293,496	$41,743	$(170,984)	$4,973,750

Adjusted EBITDA	$1,193,228	$(13,421)	$57,637	$(62,167)	$(352,111)	$823,166
Depreciation	(134,527)	(1,461)	(17,874)	(3,263)	(83,753)	(240,878)
Amortization of intangible assets	—	—	—	—	(83,322)	(83,322)
Stock-based compensation	—	—	—	—	(134,036)	(134,036)
Legal reserves, occupancy tax and other	—	—	—	—	106,511	106,511
Restructuring and related reorganization charges	—	—	—	—	(52,771)	(52,771)
Realized (gain) loss on revenue hedges	(34,581)	—	—	—	—	(34,581)

Operating income (loss)	$1,024,120	$(14,882)	$39,763	$(65,430)	$(599,482)	384,089

Other income, net						547,806

Income before income taxes						931,895
Provision for income taxes						(196,261)

Net income						735,634
Net loss attributable to noncontrolling interests						41,369

Net income attributable to Expedia, Inc.						$777,003

	Nine months ended September 30, 2014
	Core OTA	trivago	Egencia	eLong	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$3,746,094	$220,835	$300,019	$140,559	$—	$4,407,507
Intersegment revenue	—	105,502	—	—	(105,502)	—

Revenue	$3,746,094	$326,337	$300,019	$140,559	$(105,502)	$4,407,507

Adjusted EBITDA	$1,028,393	$(10,344)	$50,236	$217	$(293,405)	$775,097
Depreciation	(101,823)	(950)	(14,747)	(4,840)	(72,801)	(195,161)
Amortization of intangible assets	—	—	—	—	(55,275)	(55,275)
Stock-based compensation	—	—	—	—	(68,139)	(68,139)
Legal reserves, occupancy tax and other	—	—	—	—	(38,843)	(38,843)
Realized (gain) loss on revenue hedges	5,379	—	—	—	—	5,379

Operating income (loss)	$931,949	$(11,294)	$35,489	$(4,623)	$(528,463)	423,058

Other expense, net						(46,413)

Income before income taxes						376,645
Provision for income taxes						(59,974)

Net income						316,671
Net loss attributable to noncontrolling interests						15,457

Net income attributable to Expedia, Inc.						$332,128

(1)	Includes results through our disposal of eLong on May 22, 2015.

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

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Three months ended September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,505,178	$500,625	$(68,050)	$1,937,753
Costs and expenses:
Cost of revenue	—	263,990	67,155	(3,079)	328,066
Selling and marketing	—	665,577	342,864	(65,152)	943,289
Technology and content	—	143,209	59,422	72	202,703
General and administrative	—	87,240	42,819	109	130,168
Amortization of intangible assets	—	9,822	21,578	—	31,400
Legal reserves, occupancy tax and other	—	(114,550)	—	—	(114,550)
Restructuring and related reorganization charges	—	70,699	980	—	71,679
Intercompany (income) expense, net	—	198,094	(198,094)	—	—

Operating income (loss)	—	181,097	163,901	—	344,998
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	302,954	210,173	—	(513,127)	—
Other, net	(31,304)	34,669	(6,176)	—	(2,811)

Total other income (expense), net	271,650	244,842	(6,176)	(513,127)	(2,811)

Income before income taxes	271,650	425,939	157,725	(513,127)	342,187
Provision for income taxes	11,566	(120,387)	42,871	—	(65,950)

Net income	283,216	305,552	200,596	(513,127)	276,237
Net loss attributable to noncontrolling interests	—	—	6,979	—	6,979

Net income attributable to Expedia, Inc.	$283,216	$305,552	$207,575	$(513,127)	$283,216

Comprehensive income attributable to Expedia, Inc.	$281,516	$305,560	$181,712	$(513,127)	$255,661

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,326,985	$429,197	$(43,678)	$1,712,504
Costs and expenses:
Cost of revenue	—	229,453	68,283	1,972	299,708
Selling and marketing	—	556,757	304,832	(45,789)	815,800
Technology and content	—	117,933	54,693	128	172,754
General and administrative	—	64,266	40,722	11	104,999
Amortization of intangible assets	—	455	18,064	—	18,519
Legal reserves, occupancy tax and other	—	3,888	—	—	3,888
Intercompany (income) expense, net	—	202,262	(202,262)	—	—

Operating income	—	151,971	144,865	—	296,836
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	271,928	158,612	—	(430,540)	—
Other, net	(23,582)	44,543	(28,272)	—	(7,311)

Total other income (expense), net	248,346	203,155	(28,272)	(430,540)	(7,311)

Income before income taxes	248,346	355,126	116,593	(430,540)	289,525
Provision for income taxes	8,713	(80,882)	33,265	—	(38,904)

Net income	257,059	274,244	149,858	(430,540)	250,621
Discontinued operations, net of taxes	—	—	—	—	—

Net income (loss)	257,059	274,244	149,858	(430,540)	250,621
Net loss attributable to noncontrolling interests	—	—	6,438	—	6,438

Net income attributable to Expedia, Inc.	$257,059	$274,244	$156,296	$(430,540)	$257,059

Comprehensive income attributable to Expedia, Inc.	$257,059	$274,084	$99,616	$(430,540)	$200,219

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Nine months ended September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries(1)	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$3,855,338	$1,281,688	$(163,276)	$4,973,750
Costs and expenses:
Cost of revenue	—	746,928	230,706	(6,568)	971,066
Selling and marketing	—	1,788,957	960,444	(157,251)	2,592,150
Technology and content	—	401,725	177,828	121	579,674
General and administrative	—	239,110	148,427	422	387,959
Amortization of intangible assets	—	14,298	69,024	—	83,322
Legal reserves, occupancy tax and other	—	(106,511)	—	—	(106,511)
Restructuring and related reorganization charges	—	70,830	11,171	—	82,001
Intercompany (income) expense, net	—	557,940	(557,940)	—	—

Operating income (loss)	—	142,061	242,028	—	384,089
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	831,017	806,988	—	(1,638,005)	—
Other, net	(85,669)	62,208	571,267	—	547,806

Total other income (expense), net	745,348	869,196	571,267	(1,638,005)	547,806

Income before income taxes	745,348	1,011,257	813,295	(1,638,005)	931,895
Provision for income taxes	31,655	(172,858)	(55,058)	—	(196,261)

Net income	777,003	838,399	758,237	(1,638,005)	735,634
Net loss attributable to noncontrolling interests	—	—	41,369	—	41,369

Net income attributable to Expedia, Inc.	$777,003	$838,399	$799,606	$(1,638,005)	$777,003

Comprehensive income attributable to Expedia, Inc.	$762,583	$814,362	$692,590	$(1,638,005)	$631,530

(1)	Includes results through our disposal of eLong on May 22, 2015.

CONDENSED CONSOLIDATING STATEMENT OF OPERATION

Nine months ended September 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$3,442,808	$1,063,992	$(99,293)	$4,407,507
Costs and expenses:
Cost of revenue	—	697,059	193,209	4,560	894,828
Selling and marketing	—	1,483,710	804,435	(104,030)	2,184,115
Technology and content	—	351,336	153,333	135	504,804
General and administrative	—	182,407	124,135	42	306,584
Amortization of intangible assets	—	1,392	53,883	—	55,275
Legal reserves, occupancy tax and other	—	38,843	—	—	38,843
Intercompany (income) expense, net	—	561,806	(561,806)	—	—

Operating income (loss)	—	126,255	296,803	—	423,058
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	373,081	291,048	—	(664,129)	—
Other, net	(64,953)	19,664	(1,124)	—	(46,413)

Total other income (expense), net	308,128	310,712	(1,124)	(664,129)	(46,413)

Income before income taxes	308,128	436,967	295,679	(664,129)	376,645
Provision for income taxes	24,000	(56,780)	(27,194)	—	(59,974)

Net income	332,128	380,187	268,485	(664,129)	316,671
Net loss attributable to noncontrolling interests	—	—	15,457	—	15,457

Net income attributable to Expedia, Inc.	$332,128	$380,187	$283,942	$(664,129)	$332,128

Comprehensive income attributable to Expedia, Inc.	$332,128	$380,334	$234,563	$(664,129)	$282,896

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$220,857	$3,317,856	$1,169,969	$(1,535,210)	$3,173,472
Investment in subsidiaries	6,060,698	2,159,200	—	(8,219,898)	—
Intangible assets, net	—	1,527,390	595,380	—	2,122,770
Goodwill	—	3,915,096	1,485,872	—	5,400,968
Other assets, net	10,287	1,385,095	351,462	(40,781)	1,706,063

TOTAL ASSETS	$6,291,842	$12,304,637	$3,602,683	$(9,795,889)	$12,403,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,310,219	$5,500,799	$665,438	$(1,535,210)	$5,941,246
Long-term debt	2,475,425	—	—	—	2,475,425
Other liabilities	—	714,211	239,494	(40,781)	912,924
Redeemable noncontrolling interests	—	—	567,480	—	567,480
Stockholders’ equity	2,506,198	6,089,627	2,130,271	(8,219,898)	2,506,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,291,842	$12,304,637	$3,602,683	$(9,795,889)	$12,403,273

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$189,203	$3,938,831	$1,064,981	$(2,268,526)	$2,924,489
Investment in subsidiaries	4,689,302	1,338,089	—	(6,027,391)	—
Intangible assets, net	—	637,986	652,101	—	1,290,087
Goodwill	—	2,436,533	1,519,368	—	3,955,901
Other assets, net	7,082	583,782	259,197	—	850,061

TOTAL ASSETS	$4,885,587	$8,935,221	$3,495,647	$(8,295,917)	$9,020,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,245,071	$3,707,638	$1,502,432	$(2,268,526)	$4,186,615
Long-term debt	1,746,787	—	—	—	1,746,787
Other liabilities	—	516,365	116,969	—	633,334
Redeemable noncontrolling interests	—	—	560,073	—	560,073
Stockholders’ equity	1,893,729	4,711,218	1,316,173	(6,027,391)	1,893,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,885,587	$8,935,221	$3,495,647	$(8,295,917)	$9,020,538

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$911,173	$630,353	$1,541,526

Investing activities:
Capital expenditures, including internal-use software and website development	—	(570,619)	(54,820)	(625,439)
Purchases of investments	—	(464,538)	(47,791)	(512,329)
Sales and maturities of investments	—	308,539	83,732	392,271
Acquisitions, net of cash acquired	—	(1,870,030)	(63,791)	(1,933,821)
Proceeds from sale of business, net of cash divested and disposal costs	—	—	523,882	523,882
Other, net	—	39,975	11,665	51,640

Net cash provided by (used in) investing activities	—	(2,556,673)	452,877	(2,103,796)

Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	700,454	—	—	700,454
Purchases of treasury stock	(48,694)	—	—	(48,694)
Issuance of treasury stock	22,575	—	—	22,575
Proceeds from exercise of equity awards	82,108	—	1,190	83,298
Withholding taxes for stock option exercises	(85,033)	—	—	(85,033)
Transfers (to) from related parties	(679,700)	1,579,045	(899,345)	—
Other, net	8,290	23,196	20,722	52,208

Net cash provided by (used in) financing activities	—	1,602,241	(877,433)	724,808

Effect of exchange rate changes on cash and cash equivalents	—	(70,026)	(39,873)	(109,899)

Net increase in cash and cash equivalents	—	(113,285)	165,924	52,639
Cash and cash equivalents at beginning of period	—	943,976	458,724	1,402,700

Cash and cash equivalents at end of period	$—	$830,691	$624,648	$1,455,339

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$1,296,752	$270,050	$1,566,802

Investing activities:
Capital expenditures, including internal-use software and website development	—	(201,544)	(38,134)	(239,678)
Purchases of investments	—	(803,933)	(240,732)	(1,044,665)
Sales and maturities of investments	—	734,390	222,957	957,347
Acquisitions, net of cash acquired	—	—	(25,177)	(25,177)
Other, net	—	(8,591)	(488)	(9,079)

Net cash used in investing activities	—	(279,678)	(81,574)	(361,252)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	493,630	—	—	493,630
Purchases of treasury stock	(469,267)	—	—	(469,267)
Proceeds from exercise of equity awards	76,676	—	2,814	79,490
Transfers (to) from related parties	(77,614)	211,438	(133,824)	—
Other, net	(23,425)	1,548	(3,139)	(25,016)

Net cash provided by (used) in financing activities	—	212,986	(134,149)	78,837

Effect of exchange rate changes on cash and cash equivalents	—	(26,616)	(26,056)	(52,672)

Net increase in cash and cash equivalents	—	1,203,444	28,271	1,231,715
Cash and cash equivalents at beginning of period	—	606,683	414,350	1,021,033

Cash and cash equivalents at end of period	$—	$1,810,127	$442,621	$2,252,748

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

Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.comTM, Travelocity®, Expedia® Affiliate Network (“EAN”), Classic Vacations®, Expedia Local ExpertTM, Expedia® CruiseShipCenters®, Egencia ®, Venere Net SpA (“Venere”), trivago GmbH (“trivago”), CarRentals.comTM , Wotif.com Holdings Limited (“Wotif Group”) and Orbitz Worldwide, Inc., acquired during the third quarter of 2015. In addition, many of these brands have related international points of sale, including those as part of AirAsia-Expedia upon acquisition of controlling interest in March 2015. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2014, over 50% of U.S. and European leisure, unmanaged and corporate travel expenditures occur online. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions are lagging behind that of the United States and Europe, and are estimated to be in the range of 20% to 30%. These penetration rates have increased over the past few years, and are expected to continue growing, which has attracted many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (which The Priceline Group acquired in May 2013), trivago (in which Expedia acquired a majority ownership interest in March 2013) as well as TripAdvisor (which completed its conversion to a metasearch site in June 2013), introduced differentiated features, pricing and content compared with the legacy online travel agency companies. In addition, certain metasearch companies adopted or intend to adopt various forms of direct or assisted-booking tools, the impact of which is currently uncertain. Furthermore, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations, licensing deals and proposed and actual acquisitions by companies such as Google. Finally, traditional consumer eCommerce and group buying websites have been expanding their local offerings into the travel market by adding hotel offers to their sites.

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

Hotel

We generate the majority of our revenue through the facilitation of hotel reservations (stand-alone and package bookings). Although our relationships with our hotel supply partners have remained broadly stable in the past few years, as part of the global rollout of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, which has negatively impacted the margin of revenue we earn per booking. In addition, as we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced and expect to continue to reduce our economics in various geographies based on local market conditions. These impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth. Lastly, currency exchange rate fluctuations have had a negative effect on unit economics due to unfavorable book-to-stay as well as translation impacts. Based on these dynamics, our average revenue per room night declined in each quarter of 2013, 2014 and for the first three quarters of 2015 and we expect it to remain under pressure in the future.

Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in average daily rates (“ADRs”) has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry have generally increased on a currency-neutral basis in a gradually improving overall travel environment. However, U.S. dollar-denominated ADRs declined in the first three quarters of 2015 due to the currency translation impact. ADRs are expected to be negative year-over-year in 2015 primarily due to foreign exchange. Current occupancy rates are at record highs and there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help U.S. hoteliers with their objective of continuing to grow ADRs and tends to lead to pressure in our negotiations and terms with hoteliers. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. We have had success adding supply to our marketplace with approximately 271,000 properties on our global websites as of September 30, 2015. In addition, our room night growth has been healthy, with room nights excluding eLong growing 16% in 2013, 24% in 2014, and 35% in the nine months ended September 30, 2015. ADRs for rooms booked on Expedia sites excluding eLong increased 4% in 2013, 3% in 2014, and declined 5% in the nine months ended September 30, 2015.

Air

The airline sector in particular has historically experienced significant turmoil, including significant air carrier consolidation in the United States, which has generally resulted in lower overall capacity and higher fares. As the demand for travel continued to increase in 2014 and 2015, air carriers kept capacity growth relatively low. The significant decline in fuel prices that started in the second half of 2014 did not immediately translate into reduced air fares, resulting in record levels of profitability for the U.S. air carriers, further strengthening their position. However, in the first nine months of 2015, there has been evidence of discounting by the U.S. carriers while currency headwinds, fuel surcharges and weaker macroeconomic trends put pressure on international results. Ticket prices on Expedia sites excluding eLong increased 2% in 2013, declined 1% in 2014 and declined 10% in the nine months ended September 30, 2015 as short-haul traffic and low cost carriers grew alongside increasingly competitive airline pricing. We continue to encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew.

Air ticket volumes excluding eLong increased 24% in the nine months ended September 30, 2015 primarily due to strong growth on Brand Expedia sites. Air volumes improved 30% in 2014 primarily due to volume driven by Brand Expedia’s marketing agreement with Travelocity along with ongoing improvements for the Brand Expedia sites themselves. Air volumes improved 7% in 2013 largely due to strong growth in corporate ticket volumes at Egencia.

From a product perspective in the nine months ended September 30, 2015, 70% of our revenue came from the booking of hotel reservations, with 8% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the travel products we distribute and represents our best overall growth opportunity.

Advertising & Media

Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch site, in addition to Expedia Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the nine months ended September 30, 2015, we generated a total of $425 million of advertising and media revenue excluding eLong representing 9% of total revenue for the nine months ended September 30, 2015, up from $355 million in the same period of 2014.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. Each Expedia technology platform is operated by a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and help customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched new global platforms for Hotels.com and Brand Expedia, enabling us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. In 2013, Expedia signed an agreement to power the technology, supply and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. The shift of Travelocity-branded sites to the Expedia technology platform was successfully completed over the course of 2014. In November 2014, Expedia completed the acquisition of Wotif Group and subsequently converted the Wotif.com site to the Expedia platform. In January 2015, we acquired the Travelocity brand and other associated assets from Sabre. The strategic marketing and other related agreements previously entered into were terminated. In September 2015, Expedia completed the acquisition of Orbitz Worldwide, including all of its brands. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own Venere, a European brand, which focuses on marketing hotel rooms in Southern Europe. Egencia, our corporate travel business, operates in more than 60 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. We own a majority share of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe. trivago continues to operate independently, and plans to rapidly grow revenue through global expansion, including aggressive expansion in the United States and Canada, among other countries. In addition, we have commercial agreements in place with Ctrip and eLong in China, as well as Decolar.com, Inc. in Latin America. In the nine months ended September 30, 2015, approximately 38% of our worldwide gross bookings excluding eLong and 45% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating at least 65% of our revenue through businesses and points of sale outside of the United States.

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

In September 2015, we completed the acquisition of Orbitz Worldwide, a leading global portfolio of travel brands and business-to-business offerings. The addition of Orbitz Worldwide brings Expedia an attractive set of well-recognized brands built by a talented team that is passionate about travel.

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

New Channel Penetration. Today, the majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile/tablet applications that are receiving strong reviews and solid download trends. We believe mobile bookings via smartphones present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we have historically experienced via more traditional online booking methods. During the last few years, customers’ behaviors and preferences on tablet devices began to show differences from trends seen on smartphones. For example, the booking window on a smartphone typically is much shorter than the emerging trend on the tablet device and historical average on a desktop or laptop. In addition, we are seeing increasing cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe in the future mobile is likely to represent an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the nine months ended September 30, 2015, more than one in five Expedia, Inc. transactions were booked globally on a mobile device.

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

Occupancy and Other Taxes

We are currently involved in twenty-nine lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. The following describes these cases and also the cases brought against Orbitz prior to its merger with Expedia. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recent developments include:

•	City of Atlanta, Georgia Litigation. On October 5, 2015, the Georgia Supreme Court denied the city’s petition for a writ of certiorari from the Georgia Court of Appeals’ ruling affirming the trial court’s decision granting summary judgment in favor of the online travel companies on the city’s remaining common law claims for recovery of taxes, thereby ending the case.

•	Hawaii (General Excise Tax). At a July 20, 2015 hearing to determine the amount of refund of prepaid pay-to-play amounts due to the online travel companies, the Hawaii tax court held that the State of Hawaii was required to refund the Expedia companies approximately $131 million and that the refund of an additional approximately $4.0 million would be subject to a further hearing. The State of Hawaii and Expedia agreed to a total refund of $132 million of prepaid pay-to-play amounts, which was subsequently paid to Expedia on September 23, 2015. On September 23, 2015, we received a similar refund for Orbitz of $22 million from the State of Hawaii. The amount paid, net of refunds, by the Expedia companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services was $44 million.

•	State of Montana Litigation. On August 12, 2015, the Montana Supreme Court held that the online travel companies’ compensation is not subject to the Montana Lodging Use Tax, but is subject to the Montana Sales Tax, on both hotel and car rental transactions, from the date the State of Montana filed its lawsuit (November 8, 2010) forward.

•	Puerto Rico Litigation. In early September 2015, the parties reached a settlement and on September 21, 2015, the court entered a judgment closing the case.

•	Minnesota Cities Litigation. On October 19, 2015, the Expedia companies appealed to the Minnesota Tax Court from orders of assessment by the Minnesota Commissioner of Revenue for local lodging taxes administered by the Commissioner for the cities of Minneapolis, St. Paul and Rochester, Minnesota.

•	Miami-Dade County, Florida Litigation. On October 21, 2015, the parties filed a joint dismissal with prejudice of the lawsuit in light the Florida Supreme Court decision in the Leon County, Florida et al. Litigation holding that online travel companies are not liable for hotel taxes.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $47 million as of September 30, 2015 and $62 million as of December 31, 2014. In addition, as of September 30, 2015, we had an accrual totaling $10 million related to court decisions and final settlements.

Certain jurisdictions, including the states of New York, North Carolina, Minnesota, Oregon and Rhode Island, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to a number of jurisdictions, including to the states of New York, South Carolina, North Carolina, Minnesota, Georgia, Wyoming, Oregon, Rhode Island, the District of Columbia and the city of New York, as well as certain other county and local jurisdictions.

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

In addition to the above assessment, the Department of Taxation has issued final assessments for general excise taxes against Expedia companies, including Orbitz, for (i) non-commissioned hotel reservations for the tax year 2012 totaling $26 million, which includes $6 million for Orbitz, (ii) non-commissioned travel agency services relating to rental cars for the tax years 2000 through 2012 totaling $39 million, which includes $10 million for Orbitz and a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated, and (iii) non-commissioned travel agency services relating to hotel reservations and car rental for the tax year 2013 totaling $34 million, which includes $5 million for Orbitz. Similar assessments also have been issued against other online travel companies. These assessments are currently under review in tax court and will be considered in light of the Hawaii Supreme Court decision issued on March 17, 2015.

As a pre-condition to appealing the tax court rulings in the Hawaii excise tax proceedings, Expedia and Orbitz were required pay an amount equal to taxes, penalties and interest. During 2012, Expedia expensed $110 million, and during 2013, we expensed an additional $64 million for amounts required or expected to be paid prior to appealing the tax court’s ruling. The total amount that the Expedia companies paid in 2013 was $171 million, which is comprised of $78 million in taxes, $41 million in penalties and $52 million in interest. At a July 20, 2015 hearing to determine the amount of refund of prepaid pay-to-play amounts due to the online travel companies, the Hawaii tax court held that the State of Hawaii was required to refund the Expedia companies approximately $131 million and that the refund of an additional approximately $4.0 million would be subject to a further hearing. The State of Hawaii and Expedia agreed to a total refund of $132 million of prepaid pay-to-play amounts, which was subsequently paid to Expedia on September 23, 2015. We recognized a gain in legal reserves, occupancy tax and other during the three months ended September 30, 2015 related to this matter. On September 23, 2015, we received a similar refund for Orbitz of $22 million from the State of Hawaii. The amount paid, net of refunds, by the Expedia companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services is $44 million.

San Francisco. During 2009, we paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco. The city of San Francisco subsequently issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including against Expedia, Hotels.com and Hotwire. The additional assessments, including the prepayment of such assessments, were contested by the Expedia companies on the basis that the court has already ruled that taxes are not due from the online travel companies and that binding precedent by the California Court of Appeals precludes the city’s claim for taxes. On May 14, 2014, the court heard oral argument on the Expedia companies’ contest of the prepayment requirement for the additional assessments and held that the Expedia companies were required to prepay in order to litigate the legality of the assessments. On May 26, 2014, the Expedia companies paid $25.5 million under protest in order to contest the additional assessments. The additional assessments were expensed during the second quarter of 2014. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco in prepayment of taxes to contest these assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation.

Other Jurisdictions. In December 2014, the City of Portland and Multnomah County, Oregon assessed certain online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz, for hotel occupancy taxes for the period October 7, 2013 to December 31, 2014 based on recent amendments to state legislation. On January 9, 2015, as a pre-condition to challenging the assessments, the Expedia companies paid $2.5 million under protest in alleged taxes, penalties and interest, including amounts paid by Orbitz. In September 2015, the City of Portland and Multnomah County, Oregon assessed the online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz, for hotel occupancy taxes for the period January 1, 2015 to June 30, 2015. On September 11, 2015, as a precondition to challenging the assessments, the Expedia companies paid $1.3 million under protest in alleged taxes, penalties and interest, which includes amounts paid by Orbitz. We are also in various stages of inquiry or audit with domestic and foreign tax authorities, some of which, including in the United Kingdom regarding the application of value added tax (“VAT”) to our European Union related transactions, impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.

If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity.

Segments

Beginning in the first quarter of 2015, we had four reportable segments: Core Online Travel Agencies (“Core OTA”), trivago, Egencia and eLong through its disposal on May 22, 2015. Our Core OTA segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, EAN, Hotwire.com, Travelocity, Venere, Wotif Group, CarRentals.com, and Classic Vacations. The results of Orbitz Worldwide, Inc. were included in its entirety within our Core OTA segment during the three and nine months ended September 31, 2015. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment provides managed travel services to corporate customers worldwide.

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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Gross Bookings
Core OTA	$14,091	$11,454	23%	$40,689	$33,438	22%
trivago (1)	—	—	N/A	—	—	N/A
Egencia	1,302	1,285	1%	4,040	3,923	3%
eLong (2)	—	731	(100%)	1,151	1,779	(35%)

Total gross bookings	$15,393	$13,470	14%	$45,880	$39,140	17%

Revenue Margin
Core OTA	12.3%	12.9%		10.7%	11.2%
trivago (1)	N/A	N/A		N/A	N/A
Egencia	7.2%	7.5%		7.3%	7.6%
eLong (2)	N/A	6.7%		3.6%	7.9%
Total revenue margin	12.6%	12.7%		10.8%	11.3%

(1)	trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
(2)	Includes results for eLong through its disposal on May 22, 2015.

The increase in worldwide gross bookings for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was primarily driven by growth in the Core OTA segment, including strong performance at Brand Expedia and Hotels.com. Acquisitions added approximately 8% and 4% of inorganic gross bookings growth for the three and nine months ended September 30, 2015. Impacts from acquisitions exclude Travelocity due to the previously implemented commercial agreement.

Revenue margin for the three months ended September 30, 2015, as compared to the same period in 2014, remained relatively consistent. The decrease in revenue margin for the nine months ended September 30, 2015, as compared to the same period in 2014, was primarily due to lower revenue per room night. These impacts were partially offset by a mix shift to higher margin products, including advertising and media revenue, and a favorable impact of lower air ticket prices.

Results of Operations

On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong. The below discussion of the results of operations for the nine months ended September 30, 2015 include results for eLong through its disposal on May 22, 2015. Operating expense tables below present total expenses including eLong as well as eLong specific amounts included within the consolidated total.

On September 17, 2015, we completed our acquisition of Orbitz. Orbitz was consolidated into our results of operations starting on the acquisition date and we have recognized $19 million in revenue and $86 million in operating losses, including restructuring charges of $69 million, for the three months ended September 30, 2015. The results of Orbitz did not have a material impact on our results of operations, except the restructuring charges as noted.

Revenue

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Core OTA	$1,739	$1,477	18%	$4,372	$3,746	17%
trivago (Third-party revenue)	104	90	16%	266	221	21%
Egencia	94	97	(3%)	293	300	(2%)
eLong	—	49	(100%)	42	141	(70%)

Total revenue	$1,938	$1,713	13%	$4,974	$4,408	13%

Revenue increased for the three and nine months ended September 30, 2015, compared to the same periods in 2014, primarily driven by growth in the Core OTA segment, including strong performance at Brand Expedia and Hotels.com, as well as growth at trivago. Acquisitions added approximately 6% and 4% of inorganic revenue growth for the three and nine months ended September 30, 2015.

Worldwide hotel revenue increased 13% and 12% for the three and nine months ended September 30, 2015, compared to the same periods in 2014. The increases were primarily due to a 13% and 22% increase in room nights stayed driven by Brand Expedia and Hotels.com, partially offset by a 23% and 12% detriment to the room nights stayed growth rate due to the disposal of eLong on May 22, 2015 as well as an 8% decrease in revenue per room night for the nine months ended September 30, 2015. Revenue per room night decreased primarily due to an unfavorable foreign exchange impact, both in translation and in book-to-stay, deliberate margin reductions aimed at expanding the size and availability of the global hotel supply portfolio as well as increased promotional activities such as growing loyalty programs. Revenue per room night is expected to continue to decrease year-over-year in 2015. ADRs increased 7% and 1% year-over-year in the three and nine months ended September 30, 2015, due to the impact of the disposal of eLong. Absent impacts due to the sale of eLong, ADRs decreased for the respective periods by 6% and 5% as currency-neutral ADR growth was offset by an unfavorable foreign exchange translation impact. ADRs are expected to be negative year-over-year in 2015 primarily due to foreign exchange. Acquisitions added approximately 5% and 4% of inorganic hotel revenue growth for the three and nine months ended September 30, 2015 compared to prior year and 6% and 3% of room night growth for same periods.

Worldwide air revenue increased 14% and 11% for the three and nine months ended September 30, 2015, compared to the same periods in 2014, due to a 21% and 20% increase in air tickets sold primarily due to strong growth on Brand Expedia sites, partially offset by an 6% and 8% decrease in revenue per air ticket. Acquisitions added approximately 14% and 5% of inorganic air revenue growth for the three and nine months ended September 30, 2015 compared to prior year and 11% and 4% of air ticket growth for same periods.

The remaining worldwide revenue, other than hotel and air discussed above, increased by 15% and 16% for the three and nine months ended September 30, 2015, compared to the same periods in 2014, primarily due to strong growth in advertising and media revenue as well as growth in our car rental and travel insurance products.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$1,222	$1,105	11%	$3,160	$2,871	10%
Agency	555	467	19%	1,388	1,174	18%
Advertising and media (1)	161	141	15%	426	363	18%

Total revenue	$1,938	$1,713	13%	$4,974	$4,408	13%

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.

Merchant revenue increased for the three and nine months ended September 30, 2015, compared to the same periods in 2014, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.

Agency revenue increased for the three and nine months ended September 30, 2015, compared to the same periods in 2014, primarily due to the growth in agency hotel.

Advertising and media revenue increased for the three and nine months ended September 30, 2015, compared to the same periods in 2014, primarily due to growth in revenue at trivago and Expedia Media Solutions.

Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Customer operations	$140	$138	2%	$415	$408	2%
Credit card processing	115	102	13%	343	322	7%
Data center and other	73	60	21%	213	165	29%

Total cost of revenue (1)	$328	$300	9%	$971	$895	9%

% of revenue	16.9%	17.5%		19.5%	20.3%
(1) Includes the following eLong amounts:	$—	$15	N/A	$37	$38	N/A

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, fraud and charge backs, and (3) other costs, primarily including data center costs to support our websites, supplier operations, destination supply, certain pre-purchased hotel supply at eLong and stock-based compensation.

During the three and nine months ended September 30, 2015, the increase in cost of revenue expense as compared to the same periods in 2014 was driven by $13 million and $48 million of higher data center and other costs, including the cost of pre-purchased hotel supply at eLong of $13 million for the nine months ended September 30, 2015, as well as increased credit card processing expenses of $13 million and $21 million primarily due to an increase in transaction volumes partially offset by a decrease in fraud and chargeback expenses for both periods. Acquisitions added approximately 8% and 6% of inorganic cost of revenue growth for the three and nine months ended September 30, 2015.

Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Direct costs	$776	$677	15%	$2,114	$1,778	19%
Indirect costs	167	139	20%	478	406	18%

Total selling and marketing (1)	$943	$816	16%	$2,592	$2,184	19%

% of revenue	48.7%	47.6%		52.1%	49.6%
(1) Includes the following eLong amounts:	$—	$34	N/A	$54	$87	N/A

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

Selling and marketing expenses increased $127 million and $408 million during the three and nine months ended September 30, 2015, compared to the same periods in 2014, driven by increases of $99 million and $336 million of direct costs, including online and offline marketing expenses. Brand Expedia, trivago, Hotels.com and Hotwire accounted for the majority of the total direct cost increase. In addition, higher personnel expenses of $28 million and $72 million also contributed to the increase and were driven by the additional personnel due to an accelerated pace of hiring in the lodging supply organization as well as an increase of stock-based compensation of $7 million and $10 million. Acquisitions added approximately 6% and 5% of inorganic selling and marketing growth for both the three and nine months ended September 30, 2015.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$99	$93	6%	$297	$272	9%
Depreciation and amortization of technology assets	70	54	30%	192	158	21%
Other	34	26	33%	91	75	22%

Total technology and content(1)	$203	$173	17%	$580	$505	15%

% of revenue	10.5%	10.1%		11.7%	11.5%
(1) Includes the following eLong amounts:	$—	$6	N/A	$11	$15	N/A

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

Technology and content expense increased $30 million during the three months ended September 30, 2015, compared to the same period in 2014, primarily due to increased depreciation and amortization of technology assets of $16 million. Technology and content expense increased $75 million during the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to increased depreciation and amortization of technology assets of $34 million as well as increased personnel and overhead costs of $25 million for additional personnel to support key technology projects primarily for Brand Expedia and our corporate technology function. Acquisitions added approximately 3% and 2% of inorganic technology and content growth for both the three and nine months ended September 30, 2015.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$76	$68	12%	$227	$203	12%
Professional fees and other	54	37	46%	161	104	55%

Total general and administrative(1)	$130	$105	24%	$388	$307	27%

% of revenue	6.7%	6.1%		7.8%	7.0%
(1) Includes the following eLong amounts:	$—	$6	N/A	$23	$18	N/A

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

General and administrative expense increased $25 million and $81 million during the three and nine months ended September 30, 2015, compared to the same periods in 2014, due primarily to higher professional fees and other of $17 million and $57 million driven mostly by higher consulting and legal fees, higher stock-based compensation of $5 million and $25 million and an increase in acquisition-related expenses of $1 million and $14 million. Stock-based compensation for nine months ended September 30, 2015 included $12 million in expense related to the acceleration of an eLong executive’s stock-based awards. In addition, personnel and overhead expenses increased $8 million and $24 million during the three and nine months ended September 30, 2015, compared to the same periods in 2014. Acquisitions, including acquisition-related expenses, added approximately 5% and 9% of inorganic general and administrative growth for the three and nine months ended September 30, 2015.

Amortization of Intangible Assets

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$31	$19	70%	$83	$55	51%
% of revenue	1.6%	1.1%		1.7%	1.3%

Amortization of intangible assets increased $12 million and $28 million during the three and nine months ended September 30, 2015, compared to the same periods in 2014, primarily due to amortization related to new business acquisitions.

Legal Reserves, Occupancy Tax and Other

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$(115)	$4	N/A	$(107)	$39	N/A
% of revenue	(5.9%)	0.2%		(2.1%)	0.9%

Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.

During the three and nine months ended September 30 2015, we received a refund of prepaid pay-to-play payments of $132 million from the State of Hawaii in connection with the general excise tax litigation. This gain was partially offset by charges for changes in our reserve related to hotel occupancy and other taxes. In addition, during the nine months ended September 30 2015, we recorded a $25 million benefit in legal reserves, occupancy tax and other for the recovery of costs related to occupancy tax litigation matters.

During the nine months ended September 30, 2014, we recognized approximately $25.5 million related to monies paid in advance of litigation in the San Francisco occupancy tax proceedings.

Restructuring and Related Reorganization Charges

In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to acquisition integrations including Orbitz and the Wotif Group, we recognized $72 million and $82 million in restructuring and related reorganization charges during the three and nine months ended September 30, 2015. The third quarter of 2015 charges were primarily related to employee severance and benefits related to the Orbitz integration and represent estimated severance amounts under pre-existing written plans and contracts Orbitz had with its employees, as well as stock-compensation charges for acceleration of replacement awards pursuant to these agreements. We expect to incur approximately $20 million to $30 million of restructuring charges for the fourth quarter of 2015 and approximately $40 million to $50 million in 2016 related to these integrations, which includes $5 million for our estimate of accelerated stock-based compensation for each period. For additional information, see Note 11 — Restructuring and Related Reorganization Charges in the notes to the consolidated financial statements.

Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Operating income	$345	$297	16%	$384	$423	(9%)
% of revenue	17.8%	17.3%		7.7%	9.6%

Operating income increased for the three months ended September 30, 2015, compared to the same period in 2014, primarily due to gain related to the Hawaii pay-to-play refunds discussed above, partially offset by increased costs and expenses, including growth in selling and marketing expense in excess of revenue growth and an increase in restructuring and related reorganization charges. Operating income decreased for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to increased costs and expenses, including growth in selling and marketing expense in excess of revenue growth and an increase in restructuring and related reorganization charges, partially offset by the gain related to the Hawaii pay-to-play refunds discussed above.

Included in our consolidated operating income for the nine months ended September 30, 2015 is operating losses for eLong through its disposition date of May 22, 2015 of $86 million. In the prior year periods, eLong had operating losses of $13 million for the three months ended September 30, 2014 and operating losses of $20 million for the nine months ended September 30, 2014.

Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Interest income	$4	$8	(48%)	$14	$21	(31%)
Interest expense	(33)	(26)	30%	(90)	(70)	29%

Interest income decreased for the three and nine months ended September 30, 2015, compared to the same periods in 2014, primarily due to lower interest income at eLong due to its sale on May 22, 2015 and to a lesser extent lower rates of return. Interest expense increased for the three and nine months ended September 30, 2015, compared to the same periods in 2014, primarily as a result of additional interest on the $500 million senior unsecured notes issued in August 2014 as well as the Euro 650 million of senior unsecured notes issued in June 2015.

Gain on Sale of Business

On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong, Inc. for approximately $671 million to several purchasers, including Ctrip. As a result of the sale, we recognized a pre-tax gain of $509 million ($395 million after tax) during the nine months ended September 30, 2015. For additional information, see Note 4 — Disposition of Business in the notes to the consolidated financial statements.

Other, Net

Other, net is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	($ in millions)
Foreign exchange rate gains (losses), net	$26	$7	$25	$(10)
Noncontrolling investment basis adjustment	—	—	77	—
Other	—	3	12	13

Total other, net	$26	$10	$114	$3

During the nine months ended September 30, 2015, in conjunction with the acquisition of additional interest in one of our equity method investments, we remeasured our previously held equity interest to fair value and recognized a gain of $77 million in other, net. For additional information, see Note 3 — Acquisitions and Other Investments in the notes to the consolidated financial statements.

Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$66	$39	70%	$196	$60	227%
Effective tax rate	19.3%	13.4%		21.1%	15.9%

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items.

Our effective tax rate was 19.3% and 13.4% for the three months ended September 30, 2015 and 2014, and 21.1% and 15.9% for the nine months ended September 30, 2015 and 2014. The change in the effective tax rate for the three months ended September 30, 2015 compared to the same period in 2014 is due to expiration of the statute of limitations for the 2001 – 2005 federal income tax years and the associated release of liabilities related to uncertain tax positions in 2014. The change in effective tax rate for the nine months ended September 30, 2015 compared to the same period in 2014 is due to the gain on the sale of eLong during 2015, and the release of liabilities related to uncertain tax positions in 2014.

In addition to the above, our effective tax rate for all periods was lower than the 35% federal statutory rate due to earnings in foreign jurisdictions outside of the United States, predominately Switzerland, where our statutory income tax rate is lower.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $1.5 billion and $1.8 billion at September 30, 2015 and December 31, 2014, including $578 million and $369 million of cash and short-term investment balances held in wholly-owned foreign subsidiaries (which includes $364 million and $190 million related to earnings indefinitely invested outside the United States) as well as $64 million and $304 million of majority-owned subsidiaries, which is also indefinitely invested outside the United States; and our $1 billion revolving credit facility, which expires in September 2019. As of September 30, 2015, $987 million was available under the facility representing the total $1 billion facility less $13 million of outstanding letters of credit. The revolving credit facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 150 basis points, and the commitment fee on undrawn amounts at 20 basis points as of September 30, 2015.

In June 2015, we issued Euro 650 million of registered senior unsecured notes that are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year, beginning June 3, 2016.

Our credit ratings are periodically reviewed by rating agencies. As of September 30, 2015, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.

As of September 30, 2015, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $500 million in registered senior unsecured notes due in August 2018 that bear interest at 7.456%, $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%, and Euro 650 million in registered senior unsecured notes due in June 2022 that bear interest at 2.5%.

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

As of September 30, 2015, we had a deficit in our working capital of $2.8 billion, compared to a deficit of $1.3 billion as of December 31, 2014. The change in deficit is primarily due to financing and investing activities, including cash paid for the business acquisitions and capital expenditures, partially offset by proceeds from the issuance of the Euro 650 million 2.5% Notes and proceeds from the sale of eLong. Business acquisitions in the current year included Orbitz Worldwide, AirAsia and Travelocity and capital expenditures included our new corporate headquarters.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Our capital expenditures for full year 2015 will increase meaningfully in comparison to 2014 spending levels, due in large part to various real estate projects including $229 million for our new corporate headquarters.

Our cash flows are as follows:

	Nine months ended September 30,
	2015	2014	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$1,542	$1,567	$(25)
Investing activities	(2,104)	(361)	(1,743)
Financing activities	725	79	646
Effect of foreign exchange rate changes on cash and cash equivalents	(110)	(53)	(57)

For the nine months ended September 30, 2015, net cash provided by operating activities decreased by $25 million primarily due to decreased benefits from working capital changes and increase in income tax and interest payments, partially offset by a net refund of hotel occupancy and other taxes.

For the nine months ended September 30, 2015, cash used in investing activities increased by $1.7 billion primarily due to an increase of cash used for acquisitions of $1.9 billion due primarily to our acquisition of Orbitz in September 2015 and higher capital expenditures of $386 million, including amounts paid for our new corporate headquarters, partially offset by net proceeds from the sale of eLong of $524 million.

For the nine months ended September 30, 2015, cash provided by financing activities primarily included $700 million of net proceeds for the issuance of 2.5% Notes in June 2015, $106 million of proceeds from the exercise of options and employee stock purchase plans as well as the issuance of treasury stock, and $85 million in excess tax benefit on equity awards, of which approximately $47 million related to the excess tax benefit associated with the stock options exercised by our Chairman and Senior Executive. These financing inflows were offset in part by $85 million of withholding taxes for stock option exercises paid on behalf of our Chairman and Senior Executive in exchange for surrendering a portion of his vested shares, which were concurrently cancelled, as well as cash paid to acquire shares of $49 million primarily under the repurchase authorizations discussed below, and $77 million cash dividend payments. For the nine months ended September 30, 2014, cash provided by financing activities primarily included $494 million of net proceeds for the issuance of 4.5% Notes in August 2014 as well as $79 million of proceeds from the exercise of options and employee stock purchase plans, partially offset by cash paid to acquire shares of $469 million, including the repurchased shares under the 2012 authorization discussed below, and $62 million cash dividend payment.

In 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million shares of our common stock. During the nine months ended September 30, 2015 and 2014, we repurchased, through open market transactions, 0.5 million and 6.3 million shares under these authorizations for a total cost of $45 million and $469 million, excluding transaction costs. As of September 30, 2015, 11.2 million shares remain authorized for repurchase under these authorizations with no fixed termination date for the repurchases.

During the nine months ended September 30, 2015 and 2014, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Nine months ended September 30, 2015:
February 4, 2015	$0.18	March 10, 2015	$22,895	March 26, 2015
April 29, 2015	0.18	May 28, 2015	23,096	June 18, 2015
July 29, 2015	0.24	August 27, 2015	31,182	September 17, 2015
Nine months ended September 30, 2014:
February 5, 2014	$0.15	March 10, 2014	$19,602	March 27, 2014
April 30, 2014	0.15	May 30, 2014	19,231	June 19, 2014
July 30, 2014	0.18	August 27, 2014	22,944	September 17, 2014

In addition, on October 29, 2015, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on December 10, 2015 to stockholders of record as of the close of business on November 19, 2015. Future declarations of dividends are subject to final determination by our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency for the nine months ended September 30, 2015, compared to the same period in 2014, showed a net change of $57 million reflecting higher depreciations in foreign currencies in the current year period compared to the prior year period.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2014. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of September 30, 2015 or December 31, 2014.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material changes in our market risk during the three and nine months ended September 30, 2015. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on September 17, 2015, we acquired Orbitz Worldwide, Inc. (“Orbitz”). See Note 3 — Acquisitions and Other Investments in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q. Orbitz represented $1.8 billion of our consolidated total net assets as of September 30, 2015, and $19 million and $86 million to our consolidated revenue and operating loss, respectively, for the quarter ended September 30, 2015. As permitted by the Securities and Exchange Commission’s guidance on newly acquired entities, management’s assessment and conclusion on the effectiveness of the Expedia’s disclosure controls and procedures as of September 30, 2015 excluded an assessment of the internal control over financial reporting of Orbitz.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015. In addition, we assumed liability for ongoing lawsuits involving Orbitz Worldwide, Inc. and its subsidiaries in connection with our acquisition of Orbitz on September 17, 2015. Orbitz is generally involved in the same claims, proceedings and inquiries as the Expedia companies unless otherwise noted below. The following are recent developments regarding such legal proceedings:

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of Chicago, Illinois Litigation. On October 27, 2015, the court entered final judgment.

City of Atlanta, Georgia Litigation. On October 5, 2015, the Georgia Supreme Court denied the city’s petition for a writ of certiorari from the Georgia Court of Appeals’ ruling affirming the trial court’s decision granting summary judgment in favor of the online travel companies on the city’s remaining common law claims for recovery of taxes, thereby ending the case.

Nassau County, New York Litigation. On September 11, 2015, the parties filed cross motions for summary judgment. The court has scheduled oral argument on the motions for December 1, 2015. On September 25, 2015, Erie County, Orange County, Rensselaer County and Saratoga County, New York filed a motion seeking leave to intervene as plaintiffs in the lawsuit; the defendant online travel companies are opposing the motion.

Leon County, Florida et al. Litigation. On September 22, 2015, the Florida Supreme Court denied the counties’ motion for rehearing of the Court’s decision holding that online travel companies have no obligation to remit hotel occupancy taxes, thereby ending the case.

Leon County v. Expedia, Inc., Florida Department of Revenue, et al. Litigation. On September 25, 2015, the Florida Supreme Court ordered the county to show cause why the Court’s decision in the Leon County case is not controlling in this case and why the Court should not decline to accept jurisdiction in this case.

State of Montana Litigation. On August 12, 2015, the Montana Supreme Court held that the online travel companies’ compensation is not subject to the Montana Lodging Use Tax but is subject to the Montana Sales Tax, on both hotel and car rental transactions, but only from the date the State of Montana filed its lawsuit (November 8, 2010) forward.

City of Fargo, North Dakota Litigation. On August 11, 2015, the trial court entered final judgment dismissing the city’s claims, thereby ending the case.

State of Kentucky Litigation. Oral argument on the parties’ cross motions for summary judgment was held on October 28, 2015.

Village of Bedford Park, Illinois Litigation. On September 28, 2015, the trial court denied plaintiffs’ renewed motion for class certification. The case will now proceed only on the claims brought by the individual plaintiff municipalities named in the suit.

Puerto Rico Litigation. In September 2015, the parties reached a settlement, and on September 21, 2015, the court entered a judgment closing the case.

Arizona Cities Litigation. On August 31, 2015, the cities filed a motion for summary judgment. On September 30, 2015, the online travel companies filed a response to the cities’ motion and their own cross motion for summary judgment.

In addition, Orbitz is a party in the following proceedings:

State of Indiana Litigation. On March 3, 2009, Orbitz filed an appeal to Indiana Tax Court for review of the Indiana Department of Revenue’s assessment of hotel taxes against it. Orbitz, LLC v. State of Indiana, Case No. 49T10-0903-TA-10 (Indiana Tax Court 2009). Both Orbitz and the Department of Revenue filed cross motions for summary judgment in August 2013. A decision on the cross- motions remains pending before the Tax Court.

Part II. Item 1. Legal Proceedings

State of Wisconsin Litigation. On June 13, 2014, the Wisconsin Department of Revenue filed an appeal of the Wisconsin Tax Appeal Commission’s decision in favor of Orbitz that hotel taxes are not due on Orbitz’s travel services. State of Wisconsin v. Orbitz, Case No. 14-CV-1708 (2014). On December 11, 2014, the Circuit Court of Dane County affirmed the Wisconsin Tax Appeal Commission’s ruling in favor of Orbitz. On January 2, 2015, the Wisconsin Department of Revenue filed an appeal to the court of appeals. A decision by the court of appeals is pending.

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

Actions Filed by Expedia and Other Tax Litigation

Broward County, Florida Litigation. On September 25, 2015, the Florida Supreme Court ordered the county to show cause why the Court’s decision in the Leon County case is not controlling in this case and why the Court should not decline to accept jurisdiction in this case.

Miami-Dade County, Florida Litigation. On October 21, 2015, the parties filed a joint dismissal with prejudice of the lawsuit in light the Florida Supreme Court decision in the Leon County, Florida et al. Litigation holding that online travel companies are not liable for hotel taxes.

Hawaii (General Excise Tax and Transient Accommodation Tax). On March 17, 2015, the Hawaii Supreme Court issued a decision on the parties’ pending appeals. The Court affirmed the Hawaii Tax Appeal Court’s decision that transient accommodation taxes are not due on the online travel companies’ services. With respect to the general excise tax, the Court affirmed in part and reversed in part the lower court’s decision. The Court ruled that while the online travel companies are obligated to remit past Hawaii general excise taxes with interest on the amount paid to them for their services, along with penalties, the online travel companies are not liable for general excise taxes, interest or penalties on the amount paid to the hotel for the hotel room. At a July 20, 2015 hearing to determine the amount of refund of prepaid pay-to-play amounts due to the online travel companies, the Hawaii tax court held that the State of Hawaii was required to refund the Expedia companies approximately $131 million and that the refund of an additional approximately $4.0 million would be subject to a further hearing. The State of Hawaii and Expedia agreed to a total refund of $132 million of prepaid pay-to-play amounts, which was paid to Expedia on September 23, 2015. On September 23, 2015, we received a similar refund for Orbitz of $22 million from the State of Hawaii.

City of Portland, Oregon Litigation. A trial date of February 22, 2016 has been set.

Denver, Colorado Litigation. On September 8, 2015, the Colorado Supreme Court granted the City and County of Denver’s petition for a writ of certiorari seeking discretionary review of the Court of Appeals decision that the online travel companies are not liable for hotel occupancy taxes.

In addition, the following new case has been filed:

Minnesota Cities Litigation. In July 2015, the Minnesota Commissioner of Revenue assessed the Expedia companies, including Travelscape, Hotels.com and Egencia, for local lodging taxes administered by the Commissioner that are imposed by the cities of Minneapolis (including the Minneapolis Entertainment Tax), St. Paul and Rochester, Minnesota. On October 19, 2015, Expedia filed an appeal from the orders of assessment with the Minnesota Tax Court.

Part II. Item 1. Legal Proceedings

Hotel Booking Practices Proceedings and Litigation

Matters relating to Hotel Booking Practices. On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The Statement of Objections alleged that Expedia and Booking.com entered into separate agreements with IHG that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The parties proposed to address the OFT’s concerns by offering commitments, and on January 31, 2014, the OFT announced that it had formally accepted the commitments offered by the parties, with no finding of fault or liability. The commitments were intended to be binding on the parties through January 31, 2016. On April 2, 2014, Skyscanner Limited filed an appeal challenging the OFT’s January 31, 2014 decision to accept the parties’ commitments. On September 26, 2014, the United Kingdom’s Competition Appeal Tribunal (“CAT”) granted Skyscanner Limited’s appeal. This judgment required the Competition & Markets Authority (“CMA”), the United Kingdom’s competition authority, to review the decision of its predecessor body, the OFT. The CMA did not appeal the CAT’s decision and subsequently announced that it is considering next steps in the investigation in light of the CAT judgment and market developments, including developments relating to the investigations of other European competition authorities described below. On September 15, 2015, the CMA announced that it has closed its investigation without a finding of infringement on grounds of administrative priority and also that it is not opening a distinct new case into parity provisions in contracts between hotels and online travel companies, including Expedia.

In addition, the Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia entities objecting to certain parity clauses in contracts between Expedia entities and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. A number of competition authorities, such as those in Australia, Austria, Belgium, China, Czech Republic, Denmark, France, Germany, Greece, Hungary, Ireland, Italy, New Zealand, Poland, Sweden and Switzerland, have also inquired or initiated investigations into the travel industry and, in particular, in relation to parity provisions in contracts between hotels and online travel companies, including Expedia. On April 10, 2015, the Swiss competition authority issued a draft decision challenging certain parity provisions in agreements between Swiss hotels and each of Expedia, Booking.com and Hotel Reservation Service (“HRS”). The draft decision is not a final determination by the Swiss competition authority that Expedia has violated any competition laws and did not provide for fines. Expedia subsequently objected to the preliminary findings of the draft decision in writing and at an oral hearing, and the final decision of the Swiss Competition authority is still outstanding.

While the ultimate outcomes of these lawsuits, inquiries or investigations are uncertain and our circumstances are distinguishable from those of other online travel agencies subject to similar lawsuits, inquiries or investigations, we note in this context that on April 21, 2015 the competition authorities in France, Italy and Sweden announced a proposed set of commitments offered by Booking.com to resolve the parity clause cases brought by these authorities against it. The German Federal Cartel Office (“FCO”) also has required another online travel company, HRS, to remove certain clauses from its contracts with hotels. HRS appealed this decision, which the Higher Regional Court Düsseldorf rejected on January 9, 2015. In addition, with effect from August 1, 2015, Expedia waived certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia maintains that its parity clauses have always been lawful and in compliance with competition law, Expedia considers that this waiver is a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. It is not certain what the outcome will be of the competition authorities’ assessment of Expedia’s announcement. Since Expedia’s waivers were implemented, the competition authorities in Denmark, United Kingdom, Greece, Norway, Sweden and Ireland have announced either the closure of their investigation against Expedia or a decision not to open an investigation against Expedia, in each case having had regard to the changes implemented by Expedia.

On July 9, 2015, the French National Assembly adopted Article 133 of the Loi Macron (“Article 133”) that seeks to define the nature of the relationship between online reservation platforms and French hotels. Article 133 became effective on

Part II. Item 1. Legal Proceedings

August 8, 2015. Expedia considers that Article 133 was drafted ambiguously and can be interpreted in a way that violates both European Union and French legal principles. Therefore Expedia has initiated a complaint with the European Commission relating to Article 133. However, following the effective date, Expedia has been in contact with its hotel partners in France regarding the impact of Article 133.

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

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	X

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

October 29, 2015	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer