Form 10-K
period 2015-12-31
Expedia, Inc.
filed 2016-02-11
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2015, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $10,856,875,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at January 29, 2016 were approximately,
Common stock, $0.0001 par value per share	137,780,456 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (Proxy Statement)	Part III

Expedia, Inc.

Form 10-K

For the Year Ended December 31, 2015

Expedia, Inc.

Form 10-K

For the Year Ended December 31, 2015

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

Management Overview

General Description of our Business

Expedia, Inc. is an online travel company, empowering business and leisure travelers through technology with the tools and information they need to efficiently research, plan, book and experience travel. We seek to grow our business through a dynamic portfolio of travel brands, including our majority-owned subsidiaries that feature the world’s broadest supply portfolio — including more than 269,000 properties and 1.2 million live vacation rental listings in 200 countries, 400 airlines, packages, rental cars, cruises, as well as destination services and activities. Travel suppliers distribute and market products via our traditional desktop offerings, as well as through alternative distribution channels including mobile and social media, our private label business and our call centers in order to reach our extensive, global audience. In addition, our advertising and media businesses help other businesses, primarily travel providers, reach a large audience of travelers around the globe.

Our portfolio of brands includes:

•	Expedia.com®, the world’s largest full service online travel company with localized sites in 33 countries;

•	Hotels.com®, the hotel specialist that offers Hotels.com® Rewards and Secret Prices through its mobile booking apps and localized websites in more than 65 countries;

•	Hotwire.com®, leading discount travel site that offers Hot Rate® Hotels, Hot Rate® Cars and Hot Rate® Airfares, as well as vacation packages;

•	Orbitz Worldwide, a global travel portfolio including Orbitz, ebookers, HotelClub and CheapTickets, brands and business-to-business offerings, including Orbitz Partner Network and Orbitz for Business;

•	Travelocity, a pioneer in online travel and a leading online travel brand in the United States and Canada;

•	Expedia® Affiliate Network (“EAN”), which powers bookings for some of the world’s leading airlines and hotels, top consumer brands, high traffic websites, and thousands of active affiliates;

•	HomeAway, an online market-place for the vacation rental industry, which also includes the VRBO, VacationRentals.com and BedandBreakfast.com brands, among others;

•	Egencia®, a leading corporate travel management company;

•	trivago GmbH (“trivago”), a leading online hotel metasearch company with sites in 55 countries;

•	Venere.com™, an online hotel reservation specialist in Europe;

•	Wotif.com Holdings Limited (“Wotif Group”), a leading portfolio of travel brands, including Wotif.com, Wotif.co.nz, lastminute.com.au®, lastminute.com.nz and travel.com.au;

•	CarRentals.com™, the premier car rental booking company on the web;

•	Classic Vacations®, a top luxury travel specialist;

•	Expedia Local Expert® (“LX”), a provider of online and in-market concierge services, activities, experiences and ground transportation in hundreds of destinations worldwide; and

•

Expedia® CruiseShipCenters®, a provider of exceptional value and expert advice for travelers booking cruises and vacations through its network of 200 retail travel agency franchises across North America.

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

Equity Ownership and Voting Control

As of December 31, 2015, there were 137,459,353 shares of Expedia common stock, including approximately 20 million shares issued in connection with the HomeAway acquisition, and 12,799,999 shares of Expedia Class B common stock outstanding. Expedia stockholders are entitled to one vote for each share of common stock and ten votes for each share of Class B common stock outstanding. As of December 31, 2015, Liberty Interactive Corporation (“Liberty”), through a wholly-owned subsidiary, held approximately 8% of Expedia’s outstanding common stock and 100% of Expedia’s outstanding Class B common stock (or, assuming conversion of all shares of Class B common stock into shares of common stock, held 16% of Expedia’s outstanding common stock). As of such date, Barry Diller, Chairman and Senior Executive of Expedia (through his own holdings and holdings of Liberty, over which Mr. Diller generally has voting control pursuant to an irrevocable proxy granted by Liberty under the Stockholders Agreement described below) controlled approximately 54% of the outstanding total voting power of Expedia.

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

Market Opportunity & Business Strategy

Expedia is one of the world’s largest online travel companies, yet our gross bookings represent only about 4% of total worldwide travel spending. Phocuswright estimates global travel spending at approximately $1.3 trillion in 2015, with an increasing share booked through online channels each year. We have built, and continue to build, a broad and deep supply portfolio which today includes more than 269,000 properties, 400 airlines and numerous car rental companies, cruise companies and other travel suppliers, as well as 1.2 million live vacation rental listings.

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

Brand Expedia. As one of the world’s leading full-service online travel brands, our Expedia-branded websites in 33 countries, including Expedia.com in the United States, make a large variety of travel products and services available directly to travelers. Brand Expedia aims to provide the latest technology and the widest selection of travel options for many different types of travelers, from families booking a summer vacation to individual travelers arranging a quick weekend getaway, as well as unmanaged business travelers. Travelers can search for, compare information about (including pricing, availability and verified traveler reviews) and book travel products and services on Expedia-branded websites and mobile apps, including airline tickets, lodging, car rentals, cruises, insurance and many local expert services — such as airport transfers, local attractions, activities and tours — from a large number of suppliers, on both a stand-alone and package basis.

Hotels.com Worldwide. Hotels.com is focused entirely on marketing and distributing lodging accommodations. Hotels.com, with 89 localized sites worldwide in 39 languages worldwide and market leading mobile apps on all major platforms, offers travelers a broad selection of lodging options. Because of its single product offering, Hotels.com is often our first entry point into a region allowing us to evaluate the market opportunity prior to adding additional brands and product offerings. Hotels.com Rewards®, the loyalty program established in 2008, offers travelers the ability to earn one free night for every ten nights stayed.

Hotwire. Hotwire offers a travel booking service that matches flexible, value-oriented travelers with suppliers who have excess seats, rooms and cars they offer at lower rates than retail. Hotwire’s Hot Rate® Hotels, Hot Rate® Cars and Hot Rate® Flights offer travelers an extra low price but the supplier name is revealed after the traveler books and pays. With Hotwire’s unique model, suppliers create value from excess availability without diluting their core, brand-loyal traveler base. Hotwire partners with leading hotel companies worldwide, brand-name domestic and international airlines, and major car rental companies in the United States.

Orbitz. In September 2015, Expedia acquired Orbitz Worldwide, Inc., including all of its brands and assets. Orbitz Worldwide is a global travel portfolio including Orbitz, ebookers, CheapTickets, Orbitz Partner Network and Orbitz for Business.

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

HomeAway. In December 2015, Expedia acquired HomeAway, which operates an online marketplace for the vacation rental industry. The HomeAway portfolio includes the vacation rental websites HomeAway.com, VRBO.com and VacationRentals.com in the United States; HomeAway.co.uk and OwnersDirect.co.uk in the United Kingdom; HomeAway.de in Germany; Abritel.fr and Homelidays.com in France; HomeAway.es and Toprural.es in Spain; AlugueTemporada.com.br in Brazil; HomeAway.com.au and Stayz.com.au in Australia; and travelmob.com in Singapore. HomeAway also owns a majority interest in Bookabach.com.nz, a vacation rental site in New Zealand, and operates BedandBreakfast.com, a comprehensive global site for finding bed-and-breakfast properties. In addition to its online marketplace, HomeAway also offers software solutions to property managers through its HomeAway Software for Professionals and Glad to Have You products.

Expedia Affiliate Network. Our private label, business-to-business brand EAN makes hotel bookings available to travelers through third-party branded websites, call centers and in-person locations. Some of EAN’s largest partners include airline suppliers, loyalty programs, leading regional online travel companies and major retailers. EAN offers an Application Programming Interface (“API”) and template solution and generally compensates partners on a gross profit-share basis.

Egencia. Our full-service travel management company offers travel products and services to businesses and their corporate travelers. Egencia maintains a global presence in 65 countries across North America, Europe and Asia Pacific. Egencia provides, among other things, a global technology platform coupled with local telephone assistance with expert travel consultants, unique supply targeted at business travelers, and consolidated reporting for its clients. Egencia charges its corporate clients account management fees, as well as transactional fees for various contacts made as part of the travel process. In addition, Egencia provides on-site agents to some corporate clients to provide in-house, seamless support. Egencia also offers consulting and meeting management services as well as advertising opportunities. We believe the corporate travel sector represents a significant opportunity for Expedia through Egencia’s compelling technology solution for businesses seeking to improve employees’ travel experiences and optimize travel costs by moving the focus of the corporate travel program to online and mobile services versus the traditional call center approach.

trivago. trivago is our majority-owned hotel metasearch company, based in Dusseldorf, Germany, featuring price comparison from more than one million hotels. Officially launched in 2005, trivago is one of the best known travel brands in Europe and is expanding globally with sites in 55 countries.

Wotif Group. In November 2014, Expedia, Inc. completed the acquisition of Wotif Group, a leading Australian online travel company, comprised of the Wotif.com, lastminute.com.au and travel.com.au brands in Australia, and Wotif.co.nz and lastminute.co.nz in New Zealand. Wotif.com launched in 2000, and listed on the Australian Securities Exchange in June 2006 as Wotif.com Holdings Limited, under the ASX code “WTF,” prior to being acquired by Expedia.

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

Expedia Local Expert. Our Expedia Local Expert network offers online and in-market concierge services, activities, experiences, attractions and ground transportation. With access to a rich portfolio of thousands of tours and adventures, LX can be found on more than 40 Expedia, Orbitz, Travelocity and Wotif websites, and operates more than 100 concierge and activity desks in major resort destinations.

Expedia CruiseShipCenters. Expedia CruiseShipCenters is a leading seller of cruises and vacations. The franchise company has over 200 retail locations across North America, a team of over 4,100 professionally-trained vacation consultants and an inventory of more than 200,000 staterooms available to book online or in store.

CarRentals.com. CarRentals.com is an online car rental marketing and retail firm offering a diverse selection of car rentals direct to consumers. Following the Company’s July 2014 acquisition of Auto Escape Group, one of Europe’s leading online car rental reservation companies, the Auto Escape Group joined with the CarRentals.com brand. With CarRentals.com’s international expansion, it is able to provide our customers more choices across the globe and help our supply partners expand their marketing reach.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. Each Expedia technology platform is operated by a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and help customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched new global platforms for Hotels.com and Brand Expedia, enabling us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. In 2013, Expedia signed an agreement to power the technology, supply and customer service platforms for Travelocity-branded sites in the United States and

Canada, enabling Expedia to leverage its investments in each of these key areas. The shift of Travelocity-branded sites to the Expedia technology platform was successfully completed over the course of 2014. In November 2014, Expedia completed the acquisition of Wotif Group and subsequently converted the Wotif.com site to the Expedia platform. In January 2015, we acquired the Travelocity brand and other associated assets from Sabre. The strategic marketing and other related agreements previously entered into were terminated. In September 2015, Expedia completed the acquisition of Orbitz Worldwide, including all of its brands. In December 2015, Expedia completed the acquisition of HomeAway, Inc., including all of its brands. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own Venere, a European brand, which focuses on marketing hotel rooms in Southern Europe; Wotif Group, which has sites in Australia and New Zealand; and ebookers, which operates in a number of international countries. Egencia, our corporate travel business, operates in 65 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. The HomeAway portfolio has vacation rental sites all around the world. We own a majority share of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. trivago continues to operate independently and rapidly grow revenue through global expansion, including aggressive expansion in new countries. In addition, we have commercial agreements in place with Ctrip and eLong in China, as well as Decolar.com, Inc. in Latin America. In 2015, approximately 37% of our worldwide gross bookings excluding eLong and 44% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating at least 65% of our revenue through businesses and points of sale outside of the United States.

In July 2014, we completed the acquisition of Auto Escape Group, one of Europe’s leading online car rental reservation companies. Auto Escape Group has joined with the CarRentals.com brand, allowing it to expand internationally to provide our customers more choices across the globe and help our supply partners expand their marketing reach.

In November 2014, we completed the acquisition of Wotif Group, an Australian online travel company. Wotif Group adds to our collection of travel’s most trusted brands and enhances our supply in the Asia-Pacific region, while allowing Expedia to expose the Wotif Group to our world-class technology and its customers to our extensive global supply.

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

In March 2015, we acquired a controlling interest in a joint venture with AirAsia, a low cost carrier serving the Asia-Pacific region, as a result of the purchase of an additional 25% equity interest in the joint venture we formed with them in July 2011. Brand Expedia partners with low-cost airline AirAsia™ allowing Expedia sites to be an official third party online distribution channel for AirAsia content. This investment increased our total ownership in the venture to 75% and we consider this business to be a key part of our Asia-Pacific strategy. Following the close of the transaction in March 2015, the financial results of the AirAsia-Expedia venture are included in Expedia’s consolidated financial statements.

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

In December 2015, we completed the acquisition of HomeAway, which operates an online marketplace for the vacation rental industry, with sites representing over one million paid listings of vacation rental homes in over 190 countries. With Expedia’s expertise in powering global transactional platforms and our industry-leading technology capabilities, we look forward to partnering with HomeAway to accelerate their shift from a classified marketplace to an online, transactional model to create even better experiences for HomeAway’s global traveler audience and the owners and managers of its properties around the world.

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

New Channel Penetration. Today, the majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile/tablet applications that are receiving strong reviews and solid download trends. We believe mobile bookings via smartphones present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we have historically experienced via more traditional online booking methods. During the last few years, customers’ behaviors and preferences on tablet devices began to show differences from trends seen on smartphones. For example, the booking window on a smartphone typically is much shorter than the emerging trend on the tablet device and historical average on a desktop or laptop. In addition, we are seeing increasing cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe in the future mobile is likely to represent an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the year ended December 31, 2015, one in four Expedia, Inc. transactions were booked globally on a mobile device.

Business Models

We make travel products and services available both on a stand-alone and package basis, primarily through the following business models: the merchant model, the agency model and the advertising model. In addition, upon our acquisition of HomeAway on December 15, 2015, we also earn revenue related to subscription-based vacation rental listing and other ancillary services provided to property owners and managers.

Under the merchant model, we facilitate the booking of hotel rooms, airline seats, car rentals and destination services from our travel suppliers and we are the merchant of record for such bookings. The majority of our merchant transactions relate to hotel bookings. Under the agency model, we facilitate travel bookings and act as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. We receive commissions or ticketing fees from the travel supplier and/or traveler.

We continue to see closer integration of the agency hotel product with our core merchant product through our Expedia Traveler Preference (ETP) program by offering, for participating hotels, customers the choice of whether to pay Expedia in advance under our merchant program (Expedia Collect) or pay at the hotel at the time of the stay (Hotel Collect). Growth in our ETP program has generally resulted in reduced negotiated economics to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, and as we continue to expand the breadth and depth of our global hotel offering, we have made and expect to continue to make adjustments to our economics in various geographies including changes based on local market conditions. Based on these dynamics, we expect our revenue per room night to remain under pressure in the future.

Through various of our Expedia-branded and other websites, travelers can dynamically assemble multiple component travel packages in a single transaction at a lower price as compared to booking each component separately. Packages assembled by travelers through the packaging model on these websites primarily include a merchant hotel component and an air or car component. Travelers select packages based on the total package price, without being provided component pricing. The use of the merchant travel components in packages enables us to make certain travel products available at prices lower than those charged on an individual component basis by travel suppliers without impacting their other models. In addition, we also offer third-party pre-assembled package offerings, primarily through our international points of sale, further broadening our scope of products and services to travelers. We expect the package product to continue to be marketed primarily using the merchant model.

Under the advertising model, we offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on trivago and our transaction-based websites.

Our HomeAway brand offers subscription-based vacation rental listing products and services to property owners or managers where property owners or managers purchase in advance online advertising services related to the listing of their properties for rent over a fixed term (typically one year), and on a transaction-basis where a commission is earned on traveler bookings completed on our websites. Going forward, we expect to transition over time to more transaction-based service offerings, including the introduction of a consumer booking fee.

Relationships with Travel Partners

Overview. We make travel products and services available from a variety of hotel companies, large and small commercial airlines, car rental companies, cruise lines, destination service providers and with the closing of the HomeAway acquisition property owners and managers. We seek to build and maintain long-term, strategic relationships with travel suppliers and global distribution system (“GDS”) partners. An important component of the success of our business depends on our ability to maintain our existing, as well as build new, relationships with travel suppliers and GDS partners.

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

In addition, HomeAway’s vacation rental listing services includes a set of tools for property owners or managers, which enables them to manage an availability calendar, reservations, inquiries and the content of the listing, as well as provide various other services for property owners or managers to manage reservations or drive incremental sales volume.

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

Our marketing channels primarily include online advertising including search engine marketing and optimization as well as meta-search, social media sites, offline advertising, loyalty programs, mobile apps and direct and/or personalized traveler communications on our websites as well as through direct e-mail communication with our travelers. Our marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from our travel suppliers based on our supplier relationships. Our traveler loyalty programs include Hotels.com Rewards on Hotels.com global websites and Expedia® + rewards on over 25 Brand Expedia points of sale, as well as Orbitz Rewards on Orbitz.com. The cost of these loyalty programs is recorded as a reduction of revenue in our financial statements.

We also make use of affiliate marketing. The Expedia.com, Hotels.com, Hotwire, Travelocity, HomeAway, Wotif, lastminute.com.au and Venere-branded websites receive bookings from consumers who have clicked-through to the respective websites through links posted on affiliate partner websites. Affiliate partners can also make travel products and services available on their own websites through a Brand Expedia, Hotels.com or HomeAway co-branded offering or a private label website. Our EAN and Orbitz Partner Network businesses provides our affiliates with technology and access to a wide range of products and services. We manage agreements with thousands of third-party affiliate partners, including a number of leading travel companies, pursuant to which we pay a commission for bookings originated from their websites.

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

Our systems infrastructure and web and database servers are housed in various locations, mainly in the United States, which have 24-hour monitoring and engineering support, as well as in the public cloud. These data centers have their own generators and multiple back-up systems. Significant amounts of our owned computer hardware for operating the websites are located at these facilities. For some critical systems, we have both production and disaster-recovery facilities. Our technology systems are subject to certain risks, which are described below in Part I, Item 1A — Risk Factors.

Competition

Our brands compete in rapidly evolving and intensely competitive markets. We believe international markets represent especially large opportunities for Expedia and those of our competitors that wish to expand their brands and businesses abroad to achieve global scale. We also believe that Expedia is one of only a few companies that are focused on building a truly global, travel marketplace.

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

Beginning in the first quarter of 2015, we had four reportable segments: Core OTA, trivago, Egencia and eLong through its disposal on May 22, 2015. The change from two reportable segments, Leisure and Egencia, resulted in our previously disclosed Leisure reportable segment being disaggregated into three segments as a result of the Company’s focus on providing additional information to reflect the unique market opportunities and competitive dynamics inherent in our eLong and trivago businesses. The acquisition of HomeAway on December 15, 2015 resulted in the creation of an additional segment. The segment and geographic information required herein is contained in Note 19 — Segment Information, in the notes to our consolidated financial statements.

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

Employees

As of December 31, 2015, we employed approximately 18,730 full-time and part-time employees. We believe we have good relationships with our employees, including relationships with employees represented by works councils or other similar organizations.

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

The market for the services we offer is increasingly and intensely competitive. We compete with both established and emerging online and traditional sellers of travel-related services, including:

•	online and traditional travel agencies, wholesalers and tour operators,

•	travel suppliers, including hotels and airlines,

•	large online portal and search websites,

•	travel metasearch websites,

•	corporate travel management service providers,

•	mobile platform travel applications,

•	social media websites,

•	eCommerce websites and group buying websites;

•	Alternative accommodation websites.

Online and traditional travel agencies: We face increasing competition from other online travel agencies (“OTAs”) in many regions, such as The Priceline Group and its subsidiaries Booking.com and Agoda.com, as well as regional competitors such as Ctrip, which in some cases may have more favorable offerings for travelers or suppliers, including pricing and supply breadth. We also compete with traditional travel agencies (operating both offline and online), wholesalers and tour operators for both travelers and the acquisition and retention of supply.

Travel suppliers: Some of our competitors, including travel suppliers such as airlines and hotels, may offer products and services on more favorable terms to consumers who transact directly with them, including lower prices, no fees or unique access to proprietary loyalty programs, such as points and miles. Many of these competitors, such as airlines, hotel and rental car companies, have been steadily focusing on increasing online demand on their own websites and mobile applications in lieu of third-party distributors such as the various Expedia sites. For instance, some low cost airlines, which are having increasing success in the marketplace, distribute their online supply exclusively through their own websites and several large hotel chains have combined to establish a single online hotels search platform with links directly to their own websites and mobile applications. Suppliers who sell on their own websites, in some instances, offer advantages such as favorable rates, increased or exclusive product availability, complimentary Wi-Fi, and their own bonus miles or loyalty points, or in the case of airlines promote hotel supply at their websites, which could make their offerings more attractive to consumers than ours.

Search engines: We also face increasing competition from search engines including Google. To the extent that these leading search engines that have a significant presence in our key markets disintermediate online travel agencies or travel content providers by offering comprehensive travel planning, shopping or booking capabilities, or increasingly refer those leads directly to suppliers or other favored partners, increase the cost of traffic directed to our websites, or offer the ability to transact on their own website, there could be a material adverse impact on our business and financial performance. For example, in recent years search engines have increased their focus on acquiring or launching flight and hotel search products that provide increasingly comprehensive travel planning content and direct booking capabilities, comparable to OTAs. To the extent these actions have a negative effect on our search traffic or the cost of acquiring such traffic, our business and financial performance could be adversely affected.

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

Travel metasearch engines: Travel metasearch websites, including Kayak.com (a subsidiary of Priceline), trivago (a majority-owned subsidiary of Expedia), TripAdvisor, and Qunar (a subsidiary of Ctrip), aggregate travel search results for a specific itinerary across supplier, travel agent and other websites. In addition, some metasearch sites have added or intend to add various forms of direct or assisted booking functionality to their sites in direct competition with certain of our brands. To the extent metasearch websites limit our participation within their search results, or consumers utilize the metasearch website for travel services and bookings instead of ours, our traffic-generating arrangements could be affected in a negative manner, or we may be required to increase our marketing costs to maintain market share, either of which could have an adverse effect on our business and results of operations. For example, during 2015 TripAdvisor continued to expand its instant book feature that allows visitors to book directly on the TripAdvisor website, which could have a negative impact on our unit volume growth in the future. In addition, as a result of our acquisition of a majority ownership interest in trivago, we also now compete more directly with other metasearch engines and content aggregators for advertising revenue. To the extent that trivago’s ability to aggregate travel search results for a specific itinerary across supplier, travel agent and other websites is hampered, whether due to its affiliation with us or otherwise, trivago’s business and results of operations could be adversely affected and the value of our investment in trivago could be negatively impacted.

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

Alternative accommodations: Airbnb and similar websites that facilitate the short-term rental of homes and apartments from owners provide an alternative to hotel rooms and vacation rental properties available through Expedia websites, including HomeAway which was acquired by Expedia on December 15, 2015. The continued growth of alternative accommodation sources could affect overall travel patterns generally and the demand for our services specifically in facilitating reservations at hotels and vacation rentals.

Other participants in the travel industry: Traditional consumer ecommerce websites and group buying websites have periodically undertaken efforts to expand their local offerings into the travel market by adding hotel offers to their sites. To the extent such websites continue to expand these services over time, it may create additional competition. In addition, car rideshare services, such as Uber, increasingly compete with the traditional car rental services that we offer on our retail websites and to our corporate clients, which may negatively affect our car-based and corporate travel businesses.

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

We continue to adapt our business to remain competitive, including investing in evolving channels such as metasearch and mobile, as well as offering new consumer choices, including inventory types and transactional models, and increasing supplier inventory on our existing platforms through acquisitions and partnerships. If we fail to appropriately adapt to competitive or consumer preference developments, our business could be adversely affected. Our attempts to adapt our current business models or practices or adopt new business models and practices in order to compete, may involve significant risks and uncertainties, including distraction of management from current operations, expenses associated with the initiatives, inadequate return on investments, difficulties and expenses associated with the integration of acquired brands and their inventory onto our platforms, as well as limiting our ability to develop new site innovations. In addition, adaptations to our business may require significant investments, including changes to our financial systems and processes, which could significantly increase our costs and increase the risk of payment delays and/or non-payments of amounts owed to us from our supplier partners and customers. In addition, these new initiatives may not be successful and may harm our financial condition and operating results.

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

An important component of our business success depends on our ability to maintain and expand relationships with travel suppliers, GDS partners and owners and managers of vacation rental properties. A substantial portion of our revenue is derived from compensation negotiated with travel suppliers, in particular hotel suppliers, and GDS partners for bookings made through our websites. Each year we typically negotiate or renegotiate numerous long-term hotel and airline contracts.

No assurances can be given that our compensation, access to inventory, or access to inventory at competitive rates, will not be further reduced or eliminated in the future, or that travel suppliers will not reduce average daily rates (“ADRs”), attempt to implement costly direct connections; charge us for or otherwise restrict access to content, increase credit card fees or fees for other services; fail to provide us with accurate booking information or otherwise take actions that would increase our operating expenses. Any of actions, or other similar actions, could reduce our revenue and margins thereby adversely affecting our business and financial performance.

We rely on the value of our brands, and the costs of maintaining and enhancing our brand awareness are increasing.

We invest considerable financial and human resources in our brands in order to retain and expand our customer base. We expect that the cost of maintaining and enhancing our brands will continue to increase due to a variety of factors, including increased spending from our competitors, promotional and discounting activities, the increasing costs of our growing customer loyalty programs, the increasing costs of supporting multiple brands and the impact of competition among our multiple brands, expansion into geographies and products where our brands are less well known, inflation in media pricing including search engine keywords and the continued emergence and relative travel-related traffic share growth of search engines and metasearch engines. During 2015, certain online travel companies and metasearch sites continued to expand their offline and digital advertising campaigns globally, increasing competition for share of voice, and we expect this activity to continue in the future. We are also pursuing and expect to continue to pursue long-term growth opportunities, particularly in emerging markets, which have had and may continue to have a negative impact on our overall marketing efficiency.

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

Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings. The emergence of alternative platforms such as smartphone and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms have, and will continue to, require new and costly investments in technology. We may not be successful, or we may be less successful than our current or new competitors, in developing technology that operates effectively across multiple devices and platforms and that is appealing to consumers, either of which would negatively impact our business and financial performance. New developments in other areas, such as cloud computing and software as a service provider, could also make it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. We have been engaged in a multi-year effort to migrate key portions of our consumer, affiliate, and corporate travel sites and back office application functionality to new technology platforms to enable us to improve conversion, innovate more rapidly, achieve better search engine optimization and improve our site merchandising and transaction processing capabilities, among other anticipated benefits.

We are also in the early stages of a multi-year effort to increase our utilization of cloud computing services. Implementations and system enhancements such as these have been in the past, and may continue to be in the future, more time consuming and expensive than originally anticipated, and the resources devoted to those efforts have adversely affected, and may continue to adversely affect, our ability to develop new site innovations. In addition, during the migration process the sites have in the past, and may continue in the future, to experience reduced functionality and decreases in conversion rates. Also, we may be unable to devote financial resources to new technologies and systems, or enhancements to existing infrastructure, technologies and systems, in the future. Overall, these implementations and systems enhancements may not achieve the desired results in a timely manner, to the extent anticipated, or at all. If any of these events occur, our business and financial performance could suffer.

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

•

Expected and unexpected costs incurred in pursuing acquisitions, including identifying and performing due diligence on potential acquisition targets that may or may not be successful, if unsuccessful could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition;

•	Diversion of management’s attention or other resources from our existing businesses;

•	Difficulties and expenses in assimilating the operations, products, technology, privacy protection systems, information systems or personnel of the acquired company;

•	Impairment of relationships with employees, suppliers, customers, vendors and affiliates of our business and the acquired business;

•	The assumption of known and unknown debt and liabilities of the acquired company;

•	Failure of the acquired company to achieve anticipated traffic, transactions, revenues, earnings or cash flows or to retain key management or employees;

•	Failure to generate adequate returns on our acquisitions and investments, or returns in excess of alternative uses of capital;

•

Failure to properly and timely integrate acquired companies and their operations, reducing our ability to achieve, among other things, anticipated returns on our acquisitions through cost savings and other synergies;

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

For example during 2015, we expended significant resources in acquiring, investing or otherwise entering into significant commercial arrangements with a number of companies, including Orbitz Worldwide, Inc., Decolar.com, Inc. and HomeAway, Inc. and certain assets of Travelocity.com LP.

In connection with our acquisition of HomeAway, we are subject to legal, financial and competitive risk associated with HomeAway’s transition to a primarily transaction-based business. HomeAway historically has generated revenues primarily when owners or managers of vacation rentals pay HomeAway subscription fees for the listing of their properties on the HomeAway family of sites. While subscription fees are the predominant source of revenue for HomeAway today, a minority of HomeAway’s revenue is generated from a commission-based business model, where the owner or manager of the property pays HomeAway a commission on a transactional basis for each booking of the property by a traveler and the traveler pays a service fee for the use of the HomeAway platform. HomeAway has announced its intention to transition to a business model where the primary source of its revenues would be generated on a per booking basis by instituting a service fee to the traveler each time a property is booked and expanding its practice of charging a commission to the owner or manager of such property in connection with such booking. This transition involves significant additional risks and potential costs for HomeAway, including:

•	Delays or unanticipated costs in implementing the transition, which may delay or negate any expected benefits;

•	Supplier or traveler disruption similar to or worse than disruptions associated with previous business model and platform migrations;

•	Market research that indicated higher than expected price elasticity for travelers in increasingly transparent markets such as HomeAway’s market and for HomeAway’s suppliers more broadly;

•	Suppliers and travelers may not adopt HomeAway’s new payment structures as expected or at all, or may choose to transact with competitors;

•	Execution risk associated with launching a new business initiative that HomeAway did not have prior experience in;

•	Failure to implement or expand HomeAway’s technology, systems and network infrastructure in light of additional payment processing and reporting complexity, or failure to do so at a reasonable cost;

•	Search engine optimization, or “SEO,” risks;

•	Higher cost of traffic reducing cost per view effectiveness and reducing HomeAway’s ability to spend at the desired return on investment;

•	Increased risk of fraud; and

•	Additional potential tax exposures.

These risks could have a material adverse effect on HomeAway’s business and results of operations, which in turn could have a material adverse effect on Expedia’s operations and financial results.

Our international operations involve additional risks and our exposure to these risks will increase as our business expands globally.

A large portion of our revenue is derived from our international operations. We operate in a number of jurisdictions outside of the United States and intend to continue to expand our international presence. As we have expanded globally, our international (non-U.S.) revenue has increased from 39% in 2010 to 44% in 2015. In foreign jurisdictions, we face complex, dynamic and varied risk landscapes. As we enter countries and markets that are new to us, we must tailor our services and business models to the unique circumstances of such countries and markets, which can be complex, difficult, costly and divert management and personnel resources. Laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses or our failure to adapt our practices, systems, processes and business models effectively to the traveler and supplier preferences of each country into which we expand, could slow our growth. For example, to compete in certain international markets we have in the past, and may in the future, adopt locally-preferred payment methods, which has increased our costs and instances of fraud. Certain international markets in which we operate have lower margins than more mature markets, which could have a negative impact on our overall margins as our revenues from these markets grow over time.

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

•

Compliance with U.S. and Non-U.S. regulatory laws and requirements relating to anti-corruption, antitrust or competition, economic sanctions, data content and privacy, consumer protection, employment and labor laws, health and safety, and advertising and promotions;

•	Compliance with additional U.S. laws applicable to U.S. companies operating internationally;

•	Differences, inconsistent interpretations and changes in U.S. and non-U.S. laws and regulations, including international and local tax laws;

•	Weaker enforcement of our contractual and intellectual property rights;

•	Lower levels of credit card usage and increased payment and fraud risk;

•	Longer payment cycles, and difficulties in collecting accounts receivable;

•	Preferences by local populations for local providers;

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

•

Difficulties in attracting and retaining qualified employees in international markets, as well as managing staffing and operations due to increased complexity, distance, time zones, language and cultural differences; and

•	Uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of precedent.

The China travel market in particular is significant and has grown significantly in recent years. Prior to May 2015, we conducted our operations in China primarily through our majority ownership interest in eLong, Inc., a leading online travel service provider in China. Following the sale of our eLong ownership stake in May 2015 to a group of China-based purchasers, including to a subsidiary of Ctrip International, Ltd., we have conducted our business in China through localized websites and commercial arrangements with local partners, including Ctrip. There can be no guarantee that we will be able to grow or even maintain market share and brand awareness in the highly dynamic and intensely competitive market in China and our failure to do so could significantly impact our ability to grow our overall business.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth.

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to travel and vacation rental licensing and listing requirements, the internet and online commerce, internet advertising and price display, consumer protection, anti-corruption, anti-trust and competition, economic and trade sanctions, tax, banking, data security and privacy. As a result, regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for our products and services, limit marketing methods and capabilities, affect our margins, increase costs and/or subject us to additional liabilities.

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

We also have been subject, and we will likely be subject in the future, to inquiries from time to time from regulatory bodies concerning compliance with consumer protection, competition, tax and travel industry-specific laws and regulations, including but not limited to investigations and legal proceedings relating to the travel industry and, in particular, parity provisions in contracts between hotels and online travel companies, including Expedia described in Part I, Item 3, Legal Proceedings – Hotel Booking Practices Proceedings and Litigation. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. Further, if such laws and regulations are not enforced equally against other competitors in a particular market, our compliance with such laws may put us a competitive disadvantage vis-à-vis competitors who do not comply with such requirements. We are unable at this time to predict the timing or outcome of these various investigations and lawsuits or similar future investigations or lawsuits, and their impact, if any, on our business and results of operations.

In addition, HomeAway has been and continues to be, subject to regulatory development that affect the vacation rental industry and the ability of companies like us to list those vacation rentals online. For example, some states and local jurisdictions have adopted or are considering statutes or ordinances that prohibit property owners and managers from renting certain properties for fewer than 30 consecutive days or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations. Some states and local jurisdictions also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term vacation rentals. In addition, many of the fundamental statutes and ordinances that impose taxes or other obligations on travel and lodging companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could burden property owners and managers or otherwise harm our business.

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

Furthermore, our future growth may be limited by anti-trust or competition laws. For example, our business has grown and continues to expand, and, as a consequence, increases in our size and market share may negatively affect our ability to obtain regulatory approval of proposed acquisitions, investments or significant commercial arrangements, any of which could adversely affect our ability to grow and compete.

Application of existing tax laws, rules or regulations are subject to interpretation by taxing authorities.

The application of various domestic and international income and non-income tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable taxing authorities. These taxing authorities have become more aggressive in their interpretation and/or enforcement of such laws, rules and regulations over time, as governments are increasingly focused on ways to increase revenues. This has contributed to an increase in audit activity and harsher stances by tax authorities. As such, additional taxes or other assessments may be in excess of our current tax reserves or may require us to modify our business practices to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Significant judgment and estimation is required in determining our worldwide tax liabilities. In the ordinary course of our business, there are transactions and calculations, including intercompany transactions and cross-jurisdictional transfer pricing, for which the ultimate tax determination is uncertain or otherwise subject to interpretation. Tax authorities may disagree with our intercompany charges, including the amount of or basis for such charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals in which case we may be subject to additional tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our cash flows, financial condition and results of operations.

Amendment to existing tax laws, rules or regulations or enactment of new unfavorable tax laws, rules or regulations could have an adverse effect on our business and financial performance.

Many of the underlying laws, rules or regulations imposing taxes and other obligations were established before the growth of the internet and e-commerce. If the tax or other laws, rules or regulations were amended, or if new unfavorable laws, rules or regulations were enacted, particularly with respect to occupancy, sales, value-added taxes, or unclaimed property, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our products and services if we pass on such costs to the consumer, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes could have an adverse effect on our business or financial performance.

In addition, in the past U.S. and foreign governments have introduced proposals for tax legislation, or have adopted tax laws, that could have a significant adverse effect on our tax rate, or increase our tax liabilities, the carrying value of deferred tax assets, or our deferred tax liabilities. For example, in October 2015, the Organization for Economic Co-Operation and Development (“OECD”) released a final package of measures to be implemented by member nations in response to a 2013 action plan calling for a coordinated multi-jurisdictional approach to “base erosion and profit shifting” (“BEPS”) by multinational companies. Multiple member jurisdictions, including the United States, have begun implementing recommended changes such as proposed country by country reporting beginning as early as 2016. Additional multilateral changes are anticipated in upcoming years. Any changes to national or international tax laws could impact the tax treatment of our earnings and adversely affect our profitability. Our effective tax rate in the future could also be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or the discontinuance of beneficial tax arrangements in certain jurisdictions.

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

For example, during regional or global recessions, domestic and global economic conditions can deteriorate rapidly resulting in increased unemployment and a reduction in available budgets for both business and leisure travelers, which slow spending on the services we provide and have a negative impact on our revenue growth. Additionally, if individual countries or regions experience deteriorating credit and economic conditions, and/or significant fluctuations of currency values relative to other currencies such as the U.S. dollar, it can lead to a negative impact on our foreign denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. dollars. Further economic weakness and uncertainty may result in significantly decreased spending on our services by both business and leisure travelers, which may have a material adverse impact on our business and financial performance. Geopolitical conflicts, significant fluctuations in currency values, sovereign debt issues and macroeconomic concerns are examples of events that contribute to a somewhat uncertain economic environment, which could have a negative impact on the travel industry in the future.

Our business is also sensitive to fluctuations in hotel supply, occupancy and ADRs, decreases in airline capacity, periodically rising airline ticket prices, or the imposition of taxes or surcharges by regulatory authorities, all of which we have experienced historically.

Other factors that could negatively affect our business include:

•	Significant changes in oil prices;

•	Continued air carrier and hotel chain consolidation;

•	Reduced access to discount airfares;

•	Travel-related strikes or labor unrest, bankruptcies or liquidations;

•	Incidents of actual or threatened terrorism;

•	Periods of political instability or geopolitical conflict in which travelers become concerned about safety issues;

•	Natural disasters or events such as severe weather conditions, volcanic eruptions, hurricanes or earthquakes;

•	Travel-related accidents or the grounding of aircraft due to safety concerns; and

•	Health-related risks, such as the Ebola, H1N1, SARs and avian flu outbreaks.

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

We have agreements with companies that process customer credit and debit card transactions, the volume of which are very large and continue to grow, for the facilitation of customer bookings of travel services from our travel suppliers. These agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) or require us to otherwise post security equal to a portion of bookings that have been processed by that company. These processing companies may be entitled to a holdback or suspension of processing services upon the occurrence of specified events, including material adverse changes in our financial condition. An imposition of a holdback or suspension of processing services by one or more of our processing companies could materially reduce our liquidity. Moreover, there can be no assurances that the rates we pay for the processing of customer credit and debit card transactions will not increase which could reduce our revenue thereby adversely affecting our business and financial performance.

In addition, credit card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards and include the Payment Card Industry Data Security Standards, or the PCI DSS. Under these rules, we are required to adopt and implement internal controls over the use, storage and security of card data. We assess our compliance with the PCI DSS rules on a periodic basis and make necessary improvements to our internal controls. Failure to comply may subject us to fines, penalties, damages and civil liability and could prevent us from processing or accepting credit cards.

Our results of operations and financial positions have been negatively affected by our acceptance of fraudulent bookings made using credit and debit cards or fraudulently obtained loyalty points. We are sometimes held liable for accepting fraudulent bookings on our websites or other bookings for which payment is subsequently disputed by our customers both of which lead to the reversal of payments received by us for such bookings (referred to as a “charge back”). Accordingly, we calculate and record an allowance for the resulting credit and debit card charge backs. Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, may be negatively impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including smartphones and tablet computers, and our global expansion, including into markets with a history of elevated fraudulent activity. If we are unable to effectively combat fraudulent bookings on our websites or mobile applications or if we otherwise experience increased levels of charge backs, our results of operations and financial positions could be materially adversely affected.

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

The market price of our common stock is highly volatile and could continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	Quarterly variations in our operating and financial results;

•	Operating and financial results that vary from the expectations of securities analysts and investors, including failure to deliver returns on technology or emerging market marketing investments;

•	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	Rating agency credit rating actions or pronouncements;

•	Reaction to our earnings releases and conference calls, or presentations by executives at investor and industry conferences;

•	Worldwide macro-economic conditions and fluctuations in currency exchange rates;

•	Changes in our capital or governance structure;

•	Changes in market valuations of other internet or online service companies;

•	Changes in search industry dynamics, such as key word pricing and traffic, or other changes that negatively affect our ability to generate traffic to our websites;

•	Announcements of dividends or changes in the amount or frequency of our dividends;

•	Announcements of technological innovations or new services by us or our competitors;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major travel supplier, such as an airline, hotel or car rental chain;

•	Changes in the status of our intellectual property rights;

•	Lack of success in the expansion of our business model geographically;

•	Significant claims or proceedings against us or adverse developments or decisions in pending proceedings;

•	Significant security breaches;

•	Additions or departures of key personnel;

•	Rumors or public speculation about any of the above factors; and

•	Price and volume fluctuations in the stock markets in general.

Volatility in our stock price could also make us less attractive to certain investors, and/or invite speculative trading in our common stock or debt instruments.

We may experience constraints in our liquidity and may be unable to access capital when necessary or desirable, either of which could harm our financial position.

We are accumulating a greater portion of our cash flows in foreign jurisdictions than previously and any repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, would likely result in additional U.S. income tax expense. In addition, we have experienced, and may experience in the future, declines in seasonal liquidity and capital provided by our merchant hotel business, which has historically provided a meaningful portion of our operating cash flow and is dependent on several factors, including the rate of growth of our merchant hotel business and the relative growth of businesses which consume rather than generate working capital, such as our agency hotel, advertising and managed corporate travel businesses and payment terms with suppliers. We also continued to see growth in both our merchant (Expedia collect) and our agency (hotel collect) hotel products. To the extent our merchant hotel business stopped growing or began to decline, it would likely result in pressure on our working capital cash balances, cash flow over time and liquidity. Moreover, we expended significant resources in 2015 in acquiring and investing in a number of companies, including Orbitz Worldwide, Inc., Decolar.com, Inc. and HomeAway, Inc. (“HomeAway”) and certain assets of Travelocity.com LP and we may be obligated to expend significant additional resources in 2016 in connection with certain “put” rights associated with our majority investment in trivago, which rights are exercisable by trivago’s current shareholders in 2016.

The availability of funds depends in significant measure on capital markets and liquidity factors over which we exert no control. In light of periodic uncertainty in the capital and credit markets, we can provide no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that our counterparties in any such financings would honor their contractual commitments. In addition, any downgrade of our debt ratings by Standard & Poor’s, Moody’s Investor Service, Fitch or similar ratings agencies, increases in general interest rate levels and credit spreads or overall weakening in the credit markets could increase our cost of capital.

System interruption, security breaches and the lack of redundancy in our information systems may harm our businesses.

We rely on information technology systems, including the Internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data, including booking transactions, intellectual property, our proprietary business information and that of our suppliers and business partners, personally identifiable information of our customers and employees, and data with respect to invoicing and the collection of payments, accounting, procurement, and supply chain activities. In addition, we rely on our information technology systems to process financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax requirements. The risk of a cybersecurity-related attack, intrusion, or disruption, including by criminal organizations, hacktivists, foreign governments, and terrorists, is persistent. Additionally, as we continue to integrate our acquired companies, such as Orbitz, into our information technology systems, we may increase the risk of these system interruptions. We have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent us from efficiently fulfilling orders or providing services to third parties. These interruptions could include security intrusions and attacks on our systems for fraud or service interruption. Significant interruptions, outages or delays in our internal systems, or systems of third parties that we rely upon — including multiple co-location providers for data centers, cloud computing providers for application hosting, and network access providers — and network access, or deterioration in the performance of such systems, would impair our ability to process transactions, decrease our quality of service that we can offer to our travelers, damage our reputation and brands, increase our costs and/or cause losses.

Potential security breaches to our systems or the systems of our service providers, whether resulting from internal or external sources, could significantly harm our business. We devote significant resources to network security, monitoring and testing, employee training, and other security measures, but there can be no guarantee that these measures will prevent all possible security breaches or attacks. A party, whether internal or external, that is able to circumvent our security systems could misappropriate customer or employee information, intellectual property, proprietary information or other business and financial data or cause significant interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches, and reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions or pursuant to our contractual arrangements with payment card processors for associated expenses and penalties. Security breaches could also cause travelers and potential users and our business partners to lose confidence in our security, which would have a negative effect on the value of our brands. Failure to adequately protect against attacks or intrusions, whether for their own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on financial performance.

In addition, no assurance can be given that our backup systems or contingency plans will sustain critical aspects of our operations or business processes in all circumstances, many other systems are not fully redundant and our disaster recovery or business continuity planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact or interrupt computer or communications systems or business processes at any time. Although we have put measures in place to protect certain portions of our facilities and assets, any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services to our travelers and/or third parties for a significant period of time. Remediation may be costly and we may not have adequate insurance to cover such costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. In addition, the European Court of Justice’s invalidation of the U.S.-EU Safe Harbor Framework could make it more difficult for us to transfer data outside of the European Union for processing and the European Union’s reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies, including Expedia, with users in Europe and increased costs of compliance. Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted.

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

Subject to the terms of a Stockholders Agreement between Mr. Diller and Liberty Interactive Corporation, Mr. Diller holds an irrevocable proxy to vote shares of Expedia stock held by Liberty. Accordingly, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty could effectively control the voting power of our capital stock. Mr. Diller, through shares he owns beneficially as well as those subject to the irrevocable proxy, controlled approximately 54% of the combined voting power of the outstanding Expedia capital stock as of December 31, 2015.

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

We are exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to our bank deposits and investments, foreign exchange risk management, insurance coverages, and letters of credit. As it relates to deposits, as of December 31, 2015, we held cash in bank depository accounts of approximately $1.6 billion (primarily in Bank of America, BNP Paribas, HSBC, JPMorgan Chase, Royal Bank of Canada and Standard Chartered Bank) and held time deposits of approximately $29 million at financial institutions including, JPMorgan Chase and Nordea. Additionally, majority-owned subsidiaries held cash of approximately $71 million (primarily in Deutsche Bank and Citibank). As it relates to foreign exchange, as of December 31, 2015, we were party to forward contracts with a notional value of approximately $1.9 billion, the fair value of which was approximately $8 million. The counterparties to these contracts were Credit Suisse International, Standard Chartered Bank, Goldman Sachs Bank, JPMorgan Chase, Bank of America, US Bank, Barclays Bank PLC, BNP Paribas, Wells Fargo, Royal Bank of Canada, Societe Generale, Bank of Tokyo-Mitsubishi, Citibank and HSBC. We employ forward contracts to hedge a portion of our exposure to foreign currency exchange rate fluctuations. At the end of the deposit term or upon the maturity of the forward contracts, the counterparties are obligated, or potentially obligated in the case of forward contracts, to return our funds or pay us net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these time deposits or forward contracts.

In addition, due to instability in the economy we also face increased credit risk and payment delays from our non-financial contract counterparties.

We have significant indebtedness, which could adversely affect our business and financial condition.

We have outstanding long-term indebtedness with a face value of $3.2 billion and we have a $1.5 billion unsecured revolving credit facility. Risks relating to our indebtedness include:

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

The agreements governing our indebtedness contain various covenants that may limit our ability to effectively operate our businesses, including those that restrict our ability to, among other things:

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

Part I. Item 1B. Unresolved Staff Comments

None.

Part I. Item 2. Properties

We lease approximately 2.9 million square feet of office space worldwide, pursuant to leases with expiration dates through December 2026.

We lease approximately 510,000 square feet for our headquarters in Bellevue, Washington, pursuant to leases with expiration dates through October 2018. We also lease approximately 890,000 square feet of office space for our domestic operations in various other cities and locations pursuant to leases with expiration dates through December 2022.

We also lease approximately 1.5 million square feet of office space for our international operations in various cities and locations pursuant to leases with expiration dates through December 2026.

In addition to our leased space, on April 30, 2015, we acquired our future corporate headquarters for $229 million, consisting of multiple office and lab buildings located in Seattle, Washington. The build out of the headquarters is expected to be significant as we convert lab facilities into office space. We expect employees to be moved to the new location during 2019.

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

Litigation Relating to Occupancy and Other Taxes

A number of jurisdictions in the United States have filed lawsuits against online travel companies, including Expedia companies, such as Hotels.com, Expedia, Hotwire, Orbitz and HomeAway, claiming that such travel companies have failed to collect and/or pay taxes (e.g., occupancy taxes, excise taxes, sales taxes, etc.), as well as related claims such as unjust enrichment, restitution, interest, and penalties. In addition, we may file complaints contesting tax assessments made by states, counties and municipalities seeking to obligate online travel companies, including certain Expedia companies, to collect and remit certain taxes, either retroactively or prospectively, or both. Moreover, certain jurisdictions may require us to pay tax assessments prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously.

Actions Filed by Individual States, Cities and Counties

City of Los Angeles Litigation. On December 30, 2004, the city of Los Angeles filed a purported class action in California state court against a number of online travel companies, including certain Expedia companies. City of Los Angeles, California, on Behalf of Itself and All Others Similarly Situated v. Hotels.com, L.P. et al., No. BC326693 (Superior Court, Los Angeles County). On April 18, 2013, the trial court held that the online travel companies are not liable to remit hotel occupancy taxes to the city of Los Angeles. The city of Los Angeles filed a notice of appeal. The California Court of Appeals has stayed this case pending review and decision by the California Supreme Court in the City of San Diego, California Litigation.

City of Chicago Litigation. On November 1, 2005, the city of Chicago, Illinois filed an action in state court against a number of online travel companies, including certain Expedia companies. City of Chicago, Illinois v. Hotels.com, L.P., et al., No. 2005 L051003 (Circuit Court of Cook County). On June 21, 2013 and subsequently on June 28, 2013, the court entered an order denying the defendant online travel companies’ motion for summary judgment and granted in part and denied in part the city of Chicago’s motion for summary judgment holding the online travel companies liable for hotel occupancy taxes. After the city filed a motion for summary judgment on damages and penalties, the court granted in part and denied in part the city’s motion, and on October 27, 2015, the court entered final judgment in the city’s favor. Expedia, Hotels.com and Hotwire filed a notice of appeal on November 25, 2015. All claims against Orbitz were previously resolved through settlement.

City of San Diego, California Litigation. On February 9, 2006, the city of San Diego, California filed an action in state court against a number of online travel companies, including certain Expedia companies. City of San Diego v. Hotels.com, L.P. et al., Judicial Council Coordination Proceeding No. 4472 (Superior Court for the County of San Diego). On September 6, 2011, the court held that the online travel companies are not liable for hotel occupancy taxes. The city appealed and on March 5, 2014, the California Court of Appeals ruled in favor of the online travel companies. The city filed a petition for review by the California Supreme Court and, on July 30, 2014, the California Supreme Court accepted review.

City of Atlanta, Georgia Litigation. On March 29, 2006, the city of Atlanta, Georgia filed suit against a number of online travel companies, including certain Expedia companies. City of Atlanta, Georgia v. Hotels.com, L.P., et al., 2006-CV-114732 (Superior Court of Fulton County, Georgia). On July 22, 2010, the court ruled on the parties’ cross-motions for summary judgment and held that online travel companies are not innkeepers required to collect and remit taxes under the Atlanta ordinance. In addition, the court issued an injunction requiring the payment of taxes going forward on the grounds that the online travel companies are third-party tax collectors. Both parties appealed. On May 16, 2011, the Georgia Supreme Court affirmed the trial court decision. On September 30, 2013, the court granted summary judgment in favor of the online travel companies on the city’s remaining common law claims for recovery of taxes, and maintained its ruling that online travel companies are not liable for past occupancy taxes. On July 9, 2015, the Georgia Court of Appeals affirmed the trial court’s decision granting summary judgment in favor of the online travel companies. On July 29, 2015, the city filed a petition for a writ of certiorari from that ruling to the Georgia Supreme Court. On October 5, 2015, the Georgia Supreme Court denied the city’s petition, thereby ending the case.

City of San Antonio, Texas Litigation. On May 8, 2006, the city of San Antonio filed a putative statewide class action in federal court against a number of online travel companies, including certain Expedia companies. See City of San Antonio, et al. v. Hotels.com, L.P., et al., SA06CA0381 (United States District Court, Western District of Texas, San Antonio Division). On October 30, 2009, a jury verdict was entered finding that defendant online travel companies “control hotels,” and awarded historical damages against the Expedia companies, and found that defendants were not liable for conversion or punitive damages. On April 4, 2013, the court entered a final judgment holding the defendants liable for hotel occupancy taxes to counties and cities in the statewide class. The defendants online travel companies filed a motion for judgment as a matter of law or, in the alternative, for a new trial, and the cities filed a motion to amend the judgment regarding calculation of penalties. On February 20, 2014, the court denied the online travel companies’ motion. On January 22, 2015, the court granted in part and denied in part the cities’ motion regarding penalties.

Nassau County, New York Litigation. On October 24, 2006, the county of Nassau, New York filed a putative statewide class action in federal court against a number of online travel companies, including certain Expedia companies. Nassau County, New York, et al. v. Hotels.com, L.P., et al., (United States District Court, Eastern District of New York). The county subsequently dismissed its case on May 13, 2011 on the basis that the court lacked jurisdiction and re-filed in state court. County of Nassau v. Expedia, Inc., et al., (In the Supreme Court of the State of New York, County of Nassau). The defendants filed a motion to dismiss the refilled state court case. On June 13, 2012, the court denied the online travel companies’ motion to dismiss. On November 27, 2012, plaintiff filed a motion for class certification. On April 11, 2013, the court granted plaintiff’s motion for class certification. The online travel company defendants appealed both the court’s certification order and its prior order denying their motion to dismiss. On September 10, 2014, the New York Supreme Court Appellate Division reversed the trial court’s order granting the plaintiff’s motion for class certification. In a separate opinion, the Appellate Division also affirmed in part and reversed in part the trial court’s denial of the online travel companies’ motion to dismiss. On October 20, 2014, the online travel companies filed a motion for leave to appeal the Appellate Division’s denial of their motion to dismiss. The plaintiff filed a motion for reargument or for leave to appeal the Appellate Division’s reversal of the trial court’s certification order. These motions were denied on February 10, 2015. On April 6, 2015, plaintiff filed a motion for leave to renew in the Appellate Division, seeking either affirmance of the trial court’s certification decision or leave to appeal the reversal of certification to the New York Court of Appeals, which the Appellate Division denied on June 1, 2015. Thereafter, the parties filed cross motions for summary judgment, and on September 25, 2015, Erie County, Orange County, Rensselaer County and Saratoga County, New York filed a motion seeking leave to intervene as plaintiffs in the lawsuit; the defendant online travel companies have opposed the motion. Oral argument on the intervention motion was heard for February 3, 2016. A decision by the court is pending.

City and County of San Francisco, California Litigation. On May 13, 2008, San Francisco instituted an audit of a number of online travel companies, including certain Expedia companies, for hotel occupancy taxes claimed to be due from 2000 through the third quarter of 2007. The city completed its audit and issued assessments against the online travel companies. The online travel companies challenged those assessments through an administrative process. The hearings examiner upheld that assessments. On May 9, 2009, the online travel companies, including the Expedia companies, filed a petition for writ of mandate in the California Superior Court seeking to vacate the decision of the hearing examiner and asking for declaratory relief that the online travel companies are not subject to San Francisco’s hotel occupancy tax. Expedia, Inc. v. City and County of San Francisco, et. al.; Hotels.com, Inc. v. City and County of San Francisco, et. al.; Hotwire, Inc. v. City and County of San Francisco, et. al., (Superior Court of the State of California, County of San Francisco). On June 19, 2009, the court granted the city’s demurrer on the “pay first” issue relating to pay-to-play provisions. Expedia and Hotwire’s appeal of the “pay first” decision was denied, as was Hotels.com’s appeal. The total assessed amount paid by the Expedia, Hotels.com and Hotwire was approximately $48 million. On February 6, 2013, the court held that the online travel companies are not liable to remit hotel occupancy taxes to San Francisco. On October 10, 2013, the court entered judgment in favor of the online travel companies. On December 9, 2013, San Francisco filed a notice of appeal. San Francisco also has issued additional tax assessments against these Expedia companies in the amount of $2 million for the time period from the fourth quarter of 2007 through the fourth quarter of 2011. On May 14, 2014, the court held that the online travel companies were required to prepay in order to litigate the legality of the assessments. On May 26, 2014, these Expedia companies paid $25.5 million under protest in order to contest the additional assessments. In addition, Orbitz has paid in total $4.6 million to the city of San Francisco in prepayment of taxes to contest these assessments issued against it by the city. The California Court of Appeals has stayed this case pending the California Supreme Court’s decision in the City of San Diego, California Litigation.

Pine Bluff, Arkansas Litigation. On September 25, 2009, Pine Bluff Advertising and Promotion Commission and Jefferson County filed a class action against a number of online travel companies, including certain Expedia companies. Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, and others similarly situated v. Hotels.com LP, et. al. CV-2009-946-5 (In the Circuit Court of Jefferson, Arkansas). The trial court denied defendants’ motion to dismiss. Plaintiffs filed a motion for class certification, which was granted on February 19, 2013. Defendants appealed the class certification decision, and on October 10, 2013 the Arkansas Supreme Court affirmed that decision.

Leon County, Florida et. al. Litigation. On November 3, 2009, Leon County and a number of other counties in Florida filed an action against a number of online travel companies, including certain Expedia companies. Leon County, et. al. v. Expedia, Inc., et. al. Case No: 2009CA4319 (Circuit Court of the Second Judicial Circuit, Leon County, Florida). Flagler, Alachua, Nassau, Okaloosa, Seminole, Pasco, Pinellas, Hillsborough, Lee, Charlotte, Escambia, Manatee, Saint Johns, Polk, Walton and Wakulla counties were added as plaintiffs. On April 19, 2012, the court granted the defendant online travel companies’ motion for summary judgment, denied the plaintiffs’ motion and held that online travel companies have no obligation to remit hotel occupancy taxes. On February 23, 2013, the court of appeals affirmed the trial court decision. On April 16, 2013, the court of appeals denied the counties’ request for rehearing en banc, but granted its petition for certification to the Florida Supreme Court. On September 10, 2013, the Florida Supreme Court informed the parties that it would review the decision of the court of appeals. On June 11, 2015, the Florida Supreme Court affirmed the court of appeals’ decision holding that online travel companies have no obligation to remit hotel occupancy taxes. On June 26, 2015, the counties filed a motion for rehearing. On September 22, 2015, the Florida Supreme Court denied the counties’ motion for rehearing, thereby ending the case.

Leon County v. Expedia, Inc., Florida Department of Revenue Litigation, et al. Litigation. On December 14, 2009, Leon County filed an action against a number of online travel companies and the State of Florida Department of Revenue for recovery of state taxes for hotel occupancy. Leon County v. Expedia, Inc., et al., Case No. 2009CA4882 (Circuit Court of the Second Judicial Circuit, Leon County, Florida). Leon County sued the online travel companies and the Florida State Department of Revenue for failure to collect state hotel occupancy taxes. On September 19, 2012, the court granted the online travel companies’ and the Florida Department of Revenue’s motions for summary judgment dismissing all claims in the case on the basis that Leon County does not have the right to seek recovery of state sales taxes. On August 16, 2013, the court of appeals affirmed the trial court’s decision. On October 9, 2013, plaintiff’s motion for rehearing en banc, for certified question of great public importance and for written opinion was denied. On October 21, 2013, plaintiffs filed a petition to invoke discretionary review of the Florida Supreme Court. On December 31, 2013, the Florida Supreme Court stayed this case pending review and decision in the Leon County, Florida et. al. Litigation. On September 25, 2015, the Florida Supreme Court ordered the county to show cause why the Court’s June 11, 2015 decision in the Leon County case is not controlling and why the Court should not decline to accept jurisdiction in this case. On December 3, 2015, the Court issued an order declining to accept jurisdiction and denying Leon County’s petition for discretionary review, thereby ending the case.

State of Montana Litigation. On November 8, 2010, the state of Montana filed suit against a number of online travel companies, including certain Expedia companies. State of Montana Department of Revenue v. Priceline.com, Inc., et al. Case No. CD-2010-1056 (Montana First Judicial District, Lewis and Clark County). On December 1, 2011, the court denied defendants’ motion to dismiss. The parties filed cross-motions for summary judgment on both lodging and car rental taxes. On March 6, 2014, the court granted the online travel companies’ motion for summary judgment and denied the State of Montana’s motion for summary judgment, holding that the online travel companies are not liable for tax on their services. The State of Montana appealed to the Montana Supreme Court. On August 12, 2015, the Montana Supreme Court held that the online travel companies’ compensation is not subject to the Montana Lodging Use Tax but is subject to the Montana Sales Tax, on both hotel and car rental transactions.

Volusia County, Florida Litigation. On April 28, 2011, Volusia County brought suit against a number of online travel companies, including certain Expedia companies. Volusia County v. Expedia, et al., Case No. 2011-10834-CIDL (In the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida). On September 31, 2011, the court denied the online travel companies’ motion to dismiss the county’s claim for recovery of state hotel occupancy taxes. On December 16, 2015, the parties filed a joint stipulation of dismissal.

Town of Breckenridge, Colorado Litigation. On July 25, 2011, the Town of Breckenridge, Colorado brought suit on behalf of itself and other home rule municipalities against a number of online travel companies, including certain Expedia companies. Town of Breckenridge, Colorado v. Colorado Travel Company, LLC,

Case No. 2011CV420 (District Court, Summit County, Colorado). The online travel companies filed a motion to dismiss. On June 8, 2012, the court granted in part and denied in part the online travel companies’ motion to dismiss. On December 12, 2012, the plaintiff moved for class certification; that motion was denied by the court on March 26, 2014. The parties have filed cross-motions for summary judgment. These motions remain pending.

State of Mississippi Litigation. On December 29, 2011, the State of Mississippi brought suit against a number of online travel companies, including certain Expedia companies. State of Mississippi v. Priceline.com, et al., Case No. G-2011-002211 (Chancery Court, Hinds County, Mississippi). On March 23, 2012, the defendant online travel companies filed a motion to dismiss. On September 20, 2012, the court denied defendants’ motion to dismiss.

State of Kentucky Litigation. On July 15, 2013, the Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky, filed a lawsuit in Kentucky state court against a number of online travel companies, including certain Expedia companies. Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky, v. Expedia, Inc. et al., Case No. 13-CI-912 (Franklin Circuit Court, Commonwealth of Kentucky). On September 23, 2013, the defendant online travel companies filed a motion to dismiss. On January 15, 2014, the court denied the defendants’ motion. On March 4, 2015, the plaintiff filed a motion for partial summary judgment on liability issues. The defendant online travel companies’ opposition and cross-motion for partial summary judgment was filed on April 10, 2015. The court heard oral argument on the parties’ summary judgment motions on October 28, 2015. A decision by the court is pending.

City of Bedford Park Litigation. On April 5, 2013, a group of Illinois municipalities (City of Warrenville, Village of Bedford Park, City of Oakbrook Terrace, Village of Oak Lawn, Village of Orland Hills, City of Rockford and Village of Willowbrook) filed a putative class action in Illinois federal court against a number of online travel companies, including certain Expedia companies. City of Warrenville, et al. v. Priceline.com, Incorporated, et al., Case No. 1:13-cv-02586 (USDC, N. D. Ill., Eastern Division). On July 8, 2013, the plaintiff municipalities voluntarily dismissed their federal court lawsuit and filed a similar putative class action lawsuit in Illinois state court. City of Bedford Park, et al. v. Expedia, Inc., et al. (Circuit Court of Cook County, Illinois, Chancery Division). The online travel companies removed the case to federal district court and filed a motion to dismiss plaintiffs’ common law claims, which the court granted on March 13, 2014. The plaintiffs filed a motion for class certification, which the court denied, without prejudice, on January 6, 2015. The plaintiffs filed a second motion for class certification, which the court denied on September 28, 2015. The case will now proceed only on the claims brought by the individual plaintiff municipalities named in the suit. On February 1, 2016, the plaintiffs filed a motion for summary judgment.

State of New Hampshire Litigation. On October 16, 2013, the State of New Hampshire filed a lawsuit against a number of online travel companies, including certain Expedia companies. State of New Hampshire v. Priceline.com, et al., Case No. 217-2013-CV-00613 (Merrimack Superior Court, New Hampshire).The defendant online travel companies filed a motion to dismiss, which the court granted in part and denied in part on June 30, 2014. On February 19, 2015, the plaintiff filed a motion to amend its complaint. On May 5, 2015, the court issued an order denying the motion to amend except as to “housekeeping changes”. On December 21, 2015, the parties filed cross motions for summary judgment. The previous trial date of February 22, 2016 has been stricken and a new trial date has not been scheduled.

Arizona Cities Litigation. Business activity privilege tax assessments were issued in 2013 by 12 Arizona cities (Apache Junction, Chandler, Flagstaff, Glendale, Mesa, Nogales, Peoria, Phoenix, Prescott, Scottsdale, Tempe and Tucson) against a number of online travel companies including certain Expedia companies. On May 28, 2014, the Municipal Tax Hearing Officer granted the online travel companies’ protests to the assessments and ordered the cities to abate the assessments. On August 26, 2014, the cities appealed the Hearing Officer’s decision by filing complaints and notices of appeal against the online travel companies in Arizona Tax Court. (See City of Phoenix, et al. v. Expedia, Inc., (Case No. TX2014-00471)). On August 31, 2015, the cities filed a motion for summary judgment. On September 30, 2015, the online travel companies filed a response to the cities’ motion and their own cross motion for summary judgment. Those motions remain pending.

Village of Matteson, Illinois Litigation. On December 3, 2015, the Villages of Matteson, Bloomington and Oakbrook, Illinois filed a lawsuit in Illinois state court against a number of online travel companies, including certain Expedia companies. Village of Matteson, et al. v. Expedia, Inc. (WA), et al., Case No. 2015CHI7598 (Cook County Chancery Court, State of Illinois).

State of Wisconsin Litigation. On August 6, 2008, the Wisconsin Department of Revenue assessed Orbitz for hotel taxes. Orbitz timely filed a Petition for Redetermination, which the Department denied on May 5, 2009. Orbitz appealed the denial to the Wisconsin Tax Appeals Commission on July 6, 2009. On May 14, 2014, the Commission held that hotel taxes are not due on Orbitz’s travel services. On June 13, 2014, the Wisconsin Department of Revenue filed an appeal of the Commission’s decision. State of Wisconsin v. Orbitz, Case No. 14-CV-1708 (2014). On December 11, 2014, the Circuit Court of Dane County affirmed the Wisconsin Tax Appeal Commission’s ruling in favor of Orbitz. On January 2, 2015, the Wisconsin Department of Revenue filed an appeal to the court of appeals.

Palm Beach, Florida Litigation. On February 21, 2014, Palm Beach County, Florida filed a lawsuit in Florida state court against HomeAway and other vacation rental listing businesses seeking tourist development taxes imposed by Palm Beach County. Palm Beach County v. Airbnb, Inc., et al., Case No. 502014CA000428XXXXMBAO (15th Judicial Circuit Court, Palm Beach County, Florida). On September 16, 2014, the defendants filed a motion to dismiss the complaint. On December 12, 2014, the court denied the motion. On July 20, 2015, the defendants filed a motion for judgment on the pleadings. On November 5, 2015, the court denied defendants’ motion.

Portland, Oregon Litigation. On October 21, 2015, the City of Portland, Oregon filed a lawsuit in federal district court against HomeAway. The complaint alleges claims for declaratory judgment, injunctive relief, taxes and fines for alleged violations of Portland Transient Lodgings Tax ordinance, including alleged failures to reister, collect and remit tax, and display certain information in advertisements and websites. City of Portland, Oregon v. Homeaway.com, Inc., et al., Case No. 3:15-cv-01984-MO (D. Or.). On November 13, 2015, HomeAway filed a motion to dismiss.

Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from over 15 states or counties and over 80 municipalities concerning our possible obligations with respect to state and local occupancy or other taxes.

Actions Filed by Expedia

Broward County, Florida Litigation. On January 12, 2009, certain Expedia companies filed separate actions against Broward County, Florida and the Florida Department of Revenue. Expedia, Inc. et al. v. Broward County Florida, et. al., Case Nos., 37 2009 CA 000131, 37 2009 CA 000129, and 37 2009 000128 (Second Judicial Circuit Court, State of Florida, Leon County). On May 13, 2009, the court consolidated all cases brought by the online travel companies for all purposes except trial on any of Broward County’s counterclaims. On July 13, 2012, the court held that the online travel companies have no obligation to collect and remit hotel occupancy taxes. The court denied Broward County’s cross motion for summary judgment. Broward County filed a notice of appeal of the trial court’s decision. On February 12, 2014, the Florida Court of Appeals affirmed the trial court decision in favor of the online travel companies. This case was stayed pending the Florida Supreme Court’s decision in the Leon County, Florida et. al. Litigation. On September 25, 2015, the Florida Supreme Court ordered the county to show cause why the Court’s decision in the Leon County case is not controlling in this case and why the Court should not decline to accept jurisdiction in this case. On December 9, 2015, the Court issued an order declining to accept jurisdiction and denying Broward County’s petition for discretionary review, thereby ending the case.

Indiana State Sales Tax and County Innkeeper Tax Assessments. On March 2, 2009, certain Expedia companies, and on March 3, 2009, Orbitz, filed petitions in Indiana Tax Court. Travelscape, LLC v. Indiana State Department of Revenue, Cause No. 49T10-0903-TA-11; Hotels.com LP v. Indiana State Department of Revenue, Cause No. 49T10-0903-TA-13; Hotwire, Inc. v. Indiana State Department of Revenue, Cause No. 49T10-0903-TA-12; Orbitz, LLC v. State of Indiana, Case No. 49T10-0903-TA-10 (Indiana Tax Court 2009). In the latter case, both Orbitz and the Department of Revenue filed cross motions for summary judgment on August 2013. A decision by the Tax Court on the cross-motions is pending.

Miami-Dade County, Florida Litigation. On December 18, 2009, certain Expedia companies filed actions against Miami-Dade County, Florida. Expedia, Inc. v. Miami-Dade County, Florida and Florida Department of Revenue, Cause No. 09CA4978 (In the Circuit Court of the Second Judicial Circuit in and for Leon County); Hotwire, Inc. v. Miami-Dade County, Cause No. 09CA4977 (In the Circuit Court of the Second Judicial Circuit in and for Leon County); Hotels.com, L.P. v. Miami-Dade County, Florida and Florida Department of Revenue, Cause No. 09CA4979 (In the Circuit Court of the Second Judicial Circuit in and for Leon County). The companies moved to dismiss Miami-Dade’s counterclaims. These cases were consolidated with the cases brought by other online travel companies for refund of hotel occupancy taxes. Miami-Dade County’s claims were settled as a part of the Monroe class action settlement. The claims relating to tourist development tax were dismissed but the claims relating to convention development tax remained. On September 25, 2012, the court issued an order staying all further proceedings in the case pending a final appellate determination in the Leon County litigation. On October 21, 2015, Miami-Dade County and the online travel companies filed a joint stipulation of dismissal with prejudice, thereby ending the case.

Osceola, Florida Litigation. On January 24, 2011, certain Expedia companies along with other online travel companies, filed complaints against Osceola County, Florida and the Florida Department of Revenue. Expedia, Inc. v. Osceola, Florida and Florida Department of Revenue, Case No. 2011 CA 000206 (In the Circuit Court of the Second Judicial Circuit, Leon County); Hotels.com, L.P. v. Osceola, Florida and Florida Department of Revenue, Case No. 2011 CA 000196 (In the Circuit Court of the Second Judicial Circuit, Leon County); Hotwire, Inc. v. Osceola, Florida and Florida Department of Revenue, Case No. 2011 CA 000202 (In the Circuit Court of the Second Judicial Circuit, Leon County). The defendant online travel companies moved to dismiss the County’s counterclaims and to strike certain affirmative defenses. On August 19, 2013, the court administratively closed the case pending appellate review in the Leon County Litigation.

City of Portland Litigation. On February 17, 2012, the online travel companies brought suit against the City of Portland or Multnomah County, Oregon. Expedia, Inc. v. City of Portland, Case No. 1202-02223 (Circuit Court of the State of Oregon for the County of Multnomah). On March 30, 2012, the city and county filed a motion to dismiss on the basis that the online travel companies should be required to exhaust their administrative remedies including the payment of any taxes allegedly owed before proceeding in a lawsuit. On June 15, 2012, the court denied the city and county’s motion to dismiss and the case will proceed in court without the prepayment of the city and county’s claims for taxes. After the court granted their motion for leave to amend, the city and county filed their amended answer, affirmative defenses and counterclaims on June 11, 2013. On February 28, 2014, the city and county moved to amend their answer to assert counterclaims based on amended state legislation, which motion the court denied on April 3, 2014. The online travel companies filed a motion for partial summary judgment, which the court granted in part and denied in part on July 29, 2014. The city and county’s claims for hotel taxes were allowed to proceed to trial, however, their common law claims were dismissed. In late December 2014, the city and county assessed certain online travel companies, including certain Expedia companies and Orbitz, for hotel occupancy taxes for the period October 7, 2013 to December 31, 2014 based on amendments to state legislation. On January 9, 2015, as a pre-condition to challenging the assessments, the Expedia companies and Orbitz paid $2.5 million under protest in alleged taxes, penalties and interest. In September 2015, the city and county assessed the online travel companies, including the Expedia companies and Orbitz, for hotel occupancy taxes for the period January 1, 2015 to June 30, 2015. On September 11, 2015, as a

precondition to challenging the assessments, the Expedia companies and Orbitz paid $1.3 million under protest in alleged taxes, penalties and interest. The parties have reached a settlement agreement, and on February 4, 2016, the court entered an order dismissing all claims and counterclaims.

Denver, Colorado Litigation. On February 3, 2012, the City and County of Denver’s Hearing Officer issued a final decision on tax assessments against the online travel companies. On March 7, 2012, the online travel companies filed a timely notice of appeal and complaint in state court seeking relief under two separate procedural bases of appeal. Expedia, Inc., et al. v. City and County of Denver, Colorado, et al., Case No. 2012cv1446 (District Court for the City and County of Denver, Colorado). On March 12, 2013, the trial court held that the online travel companies are liable for hotel occupancy taxes to the City and County of Denver, but held that taxes may not be collected for periods prior to April 2007 due to the bar of the statute of limitations. Both the City and County of Denver and the online travel companies appealed from the trial court’s decision. On July 3, 2014, the Colorado Court of Appeals held that the online travel companies are not liable for hotel occupancy taxes. On August 14, 2014, the City and County of Denver filed a petition for writ of certiorari seeking discretionary review by the Colorado Supreme Court of the Court of Appeals’ decision. On September 8, 2015, the Colorado Supreme Court granted the petition. Oral argument has been scheduled for March 2, 2016.

Minnesota Cities Litigation. In July 2015, the Minnesota Commissioner of Revenue assessed certain Expedia companies for local lodging taxes administered by the Commissioner that are imposed by the cities of Minneapolis (including the Minneapolis Entertainment Tax), St. Paul and Rochester, Minnesota. On October 19, 2015, those companies filed an appeal from the orders of assessment with the Minnesota Tax Court.

Hawaii Tax Court Litigation (General Excise Tax). On January 31, 2011, the online travel companies received final notices of assessment for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The companies appealed these assessments to the Hawaii tax court. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest on both the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because general excise taxes on the hotel room had already been paid for all of the years at issue. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies for their failure to file returns and pay general excise taxes. On August 12, 2013, the court further held that interest is due on such penalties. The case proceeded directly to the Hawaii Supreme Court for review and was not considered by the Hawaii Court of Appeals. On March 17, 2015, the Hawaii Supreme Court issued a decision on the pending appeal. The Court affirmed in part and reversed in part the Hawaii tax court’s decision. Specifically, the Court ruled that while the online travel companies are obligated to remit past Hawaii general excise taxes with interest on the amount paid to them for their services, along with penalties, the online travel companies are not liable for general excise taxes, interest or penalties on the amount paid to the hotel for the room. The Department of Taxation dismissed without prejudice its common law claims for the recovery of general excise taxes.

As a pre-condition to appealing the tax court rulings, the Expedia companies and Orbitz were required to pay an amount equal to taxes, penalties and interest. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts, if any, is not an admission that we believe we are subject to the taxes in question. The total amount that the Expedia companies paid in 2013 to appeal the tax court ruling was $171 million, comprised of $78 million in taxes, $41 million in penalties and $52 million in interest. In light of the Hawaii Supreme Court decision, the State agreed to refund the Expedia companies $132 million, which was subsequently paid to Expedia in September 2015. Also in September 2015, Orbitz received a similar refund of $22 million from the State of Hawaii. The amount paid, net of refunds, by the Expedia companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services is $44 million.

In addition, the Department of Taxation has issued final assessments for general excise taxes against the Expedia companies, including Orbitz, for (i) non-commissioned hotel reservations for the tax year 2012 totaling $26 million, which includes $6 million for Orbitz, (ii) non-commissioned travel agency services relating to rental cars for the tax years 2000 through 2012 totaling $39 million, which includes $10 million for Orbitz and a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated, and (iii) non-commissioned travel agency services relating to hotel reservations and car rental for the tax year 2013 totaling $34 million, which includes $5 million for Orbitz. Similar assessments also have been issued against other online travel companies. These assessments are currently under review in tax court.

The Department of Taxation has issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions, and hotel and car rental revenue for “merchant model” transactions for 2014. These assessments total $12 million, including tax, interest and penalties.

Non-Tax Litigation and Other Legal Proceedings

Derivative Litigation

In Re Orbitz Worldwide, Inc. Consolidated Stockholder Litigation, Case No. 10711-VCP (Court of Chancery of the State of Delaware). On April 8, 2015, an amended class action complaint was brought against Expedia, Inc. and Orbitz Worldwide, Inc. relating to the merger agreement signed by the parties. Plaintiffs assert claims for breach of fiduciary duty by the Orbitz Board of Directors and claims against Expedia for aiding and abetting in the Orbitz directors’ breach of their duties. Plaintiffs specifically claim that the Orbitz Board breached their fiduciary duties by agreeing to an inadequate price for the transaction and unreasonable deal protection devices. On May 20, 2015, Orbitz, Orbitz Board of Directors, and the plaintiffs entered into an agreement in principle to settle the lawsuit.

Hotel Booking Practices Proceedings and Litigation

On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The Statement of Objections alleged that Expedia and Booking.com entered into separate agreements with IHG that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The parties proposed to address the OFT’s concerns by offering commitments, and on January 31, 2014, the OFT announced that it had formally accepted the commitments offered by the parties, with no finding of fault or liability. The commitments were intended to be binding on the parties through January 31, 2016. On April 2, 2014, Skyscanner Limited filed an appeal challenging the OFT’s January 31, 2014 decision to accept the parties’ commitments. On September 26, 2014, the United Kingdom’s Competition Appeal Tribunal (“CAT”) granted Skyscanner Limited’s appeal. This judgment required the Competition & Markets Authority (“CMA”), the United Kingdom’s competition authority, to review the decision of its predecessor body, the OFT. The CMA did not appeal the CAT’s decision and subsequently announced that it is considering next steps in the investigation in light of the CAT judgment and market developments, including developments relating to the investigations of other European competition authorities described below. On September 16, 2015, the CMA announced that it has closed its investigation without a finding of infringement on grounds of administrative priority and also that it is not opening a distinct new case into parity provisions in contracts between hotels and online travel companies, including Expedia.

In addition, the Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia entities objecting to certain parity clauses in contracts between Expedia entities and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. The DGCCRF has appealed the decision. A number of competition authorities, such as those in Australia, Austria, Belgium, China, Czech Republic, Denmark, France, Germany, Greece, Hungary, Ireland, Italy, New Zealand, Poland, Sweden and Switzerland, have also inquired or initiated investigations into the travel industry and, in particular, in relation to parity provisions in contracts between hotels and online travel companies, including Expedia.

While the ultimate outcomes of these lawsuits, inquiries or investigations are uncertain and our circumstances are distinguishable from those of other online travel agencies subject to similar lawsuits, inquiries or investigations, we note in this context that on April 21, 2015 the competition authorities in France, Italy and Sweden announced a proposed set of commitments offered by Booking.com to resolve the parity clause cases brought by these authorities against it. The German Federal Cartel Office (“FCO”) also has required another online travel company, Hotel Reservation Service (“HRS”), to remove certain clauses from its contracts with hotels. HRS appealed this decision, which the Higher Regional Court Düsseldorf rejected on January 9, 2015. On December 23, 2015, the FCO announced that it had also required Booking.com to remove certain clauses from its contracts with German hotels. Booking.com announced that it will appeal this decision. In addition, with effect from August 1, 2015, Expedia waived certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia maintains that its parity clauses have always been lawful and in compliance with competition law, Expedia considers that this waiver is a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. It is not certain what the outcome will be of the competition authorities’ assessment of Expedia’s announcement. Since Expedia’s waivers were implemented, the competition authorities in Denmark, United Kingdom, Greece, Norway, Sweden, Poland and Ireland have announced either the closure of their investigation against Expedia or a decision not to open an investigation against Expedia, in each case having had regard to the changes implemented by Expedia. On November 6, 2015, the Swiss competition authority announced that it had issued a final decision finding certain parity terms existing in previous versions of agreements between Swiss hotels and each of Expedia, Booking.com and Hotel Reservation Service to be prohibited under Swiss law. The decision explicitly notes that Expedia’s current contract terms with Swiss hotels are not subject to this prohibition. The Swiss competition authority imposed no fines or other sanctions against Expedia and did not find an abuse of a dominant market position by Expedia.

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

Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of January 29, 2016, there were approximately 2,650 holders of record of our common stock and the closing price of our common stock was $101.04 on Nasdaq. As of January 29, 2016, all of our Class B common stock was held by a subsidiary of Liberty.

The following table sets forth the intra-day high and low prices per share for our common stock during the periods indicated:

	High	Low
Year ended December 31, 2015
Fourth Quarter	$140.51	$116.55
Third Quarter	130.99	104.00
Second Quarter	115.00	92.60
First Quarter	96.45	76.34

	High	Low
Year ended December 31, 2014
Fourth Quarter	$92.08	$70.91
Third Quarter	89.26	77.14
Second Quarter	80.49	66.93
First Quarter	81.78	62.76

Dividend Policy

In 2015 and 2014, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Year ended December 31, 2015:
	February 4, 2015	$0.18	March 10, 2015	$22,895	March 26, 2015
	April 29, 2015	0.18	May 28, 2015	23,096	June 18, 2015
	July 29, 2015	0.24	August 27, 2015	31,182	September 17, 2015
	October 29, 2015	0.24	November 19, 2015	31,354	December 10, 2015
Year ended December 31, 2014:
	February 5, 2014	$0.15	March 10, 2014	$19,602	March 27, 2014
	April 30, 2014	0.15	May 30, 2014	19,231	June 19, 2014
	July 30, 2014	0.18	August 27, 2014	22,944	September 17, 2014
	October 27, 2014	0.18	November 20, 2014	22,920	December 11, 2014

In February 2016, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on March 30, 2016 to the stockholders of record as of the close of business on March 10, 2016.

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

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2015, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our outstanding common stock during the quarter ended December 31, 2015. In 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million outstanding shares of our common stock. As of December 31, 2015, 11.2 million shares remain authorized for repurchase under the 2012 and 2015 authorizations. There is no fixed termination date for the repurchases.

Performance Comparison Graph

The graph shows a five-year comparison of cumulative total return, calculated on a dividend reinvested basis, for Expedia common stock, the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500. The graph assumes an investment of $100 in each of the above on December 31, 2010. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2015	2014	2013	2012(1)	2011(1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$6,672,317	$5,763,485	$4,771,259	$4,030,347	$3,449,009
Operating income	413,566	517,764	366,060	431,724	479,609
Net income from continuing operations(2)	722,748	372,950	216,358	302,979	326,341
Discontinued operations, net of taxes	—	—	—	(22,539)	148,262
Net income attributable to Expedia, Inc.(2)	764,465	398,097	232,850	280,171	472,294

Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$5.87	$3.09	$1.73	$2.26	$2.39
Diluted	5.70	2.99	1.67	2.16	2.34

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$5.87	$3.09	$1.73	$2.09	$3.48
Diluted	5.70	2.99	1.67	2.00	3.41

Shares used in computing earnings per share:
Basic	130,159	128,912	134,912	134,203	135,888
Diluted	134,018	133,168	139,593	139,929	138,702

Dividends declared per common share	$0.84	$0.66	$0.56	$0.96	$0.56

	December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Working deficit	$(2,947,256)	$(1,262,126)	$(1,075,094)	$(367,809)	$(278,928)
Total assets	15,503,812	9,020,538	7,739,481	7,132,746	6,505,258
Long-term debt	3,201,277	1,746,787	1,249,412	1,249,345	1,249,281
Non-redeemable noncontrolling interest	65,373	109,462	113,521	109,129	105,303
Total stockholders’ equity	4,929,767	1,893,729	2,258,985	2,389,388	2,305,167

(1)	On December 20, 2011, we completed the spin-off of TripAdvisor. Immediately prior to the spin-off, we effected a one-for-two reverse stock split. In order to complete the spin-off, we were required to redeem the $400 million principal of our 8.5% senior notes due 2016 (“8.5% Notes”), which were legally extinguished in the first quarter of 2012. Accordingly, the results of operations and financial condition of TripAdvisor, and related debt extinguishment losses have been presented in discontinued operations for all periods presented. Further, all Expedia common stock information and related per share prices have been adjusted to reflect the reverse stock split.
(2)	On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong, Inc. We recognized an after tax gain of $395 million (or $509 million pre-tax gain) during 2015.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. We have created a global travel marketplace used by a broad range of leisure and corporate travelers, offline retail travel agents and travel service providers. We make available, on a stand-alone and package basis, travel products and services provided by numerous lodging properties, airlines, car rental companies, destination service providers, cruise lines, vacation rental property owners and managers, and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our transaction-based websites. For additional information about our portfolio of brands, see the disclosure set forth in Part I, Item 1, Business, under the caption “Management Overview.”

All percentages within this section are calculated on actual, unrounded numbers.

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2014 and 2015 represented years of continuing improvement for the travel industry. However, geopolitical conflicts, significant fluctuations in currency values, sovereign debt issues and macroeconomic concerns are examples of events that contribute to a somewhat uncertain environment, which could have a negative impact on the travel industry in the future.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2015, over 50% of U.S. and European leisure, unmanaged and corporate travel expenditures occur online. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, are lagging behind that of the United States and Europe, and are estimated to be in the range of 20% to 30%. These penetration rates have increased over the past few years, and are expected to continue growing, which has attracted many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (which The Priceline Group acquired in May 2013), trivago (in which Expedia acquired a majority ownership interest in March 2013) as well as TripAdvisor (which completed its conversion to a metasearch site in June 2013), introduced differentiated features, pricing and content compared with the legacy online travel agency companies. In addition, certain metasearch companies adopted or intend to adopt various forms of direct or assisted-booking tools, the impact of which is currently uncertain. Furthermore, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations including direct booking functionality, as well as licensing deals and proposed and actual acquisitions by companies such as Google. Finally, traditional consumer eCommerce and group buying websites have been expanding their local offerings into the travel market by adding hotel offers to their sites.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model saw rapid adoption in Europe. Expedia has both merchant (Expedia Collect) and agency (Hotel Collect) hotel offerings for our hotel supply partners and we expect our use of these models to continue to evolve, including through the continued expansion of our ETP program, which offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay.

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

Lodging

We generate the majority of our revenue through the facilitation of hotel reservations (stand-alone and package bookings). Although our relationships with our hotel supply partners have remained broadly stable in the past few years, as part of the global rollout of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, which has negatively impacted the margin of revenue we earn per booking. In addition, as we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced and expect to continue to reduce our economics in various geographies based on local market conditions. These impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth. Lastly, currency exchange rate fluctuations have had a negative effect on unit economics due to unfavorable book-to-stay as well as translation impacts. Based on these dynamics, our average revenue per room night declined in each quarter of 2013, 2014 and 2015 and we expect it to remain under pressure in the future.

Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry have generally increased on a currency-neutral basis in a gradually improving overall travel environment. However, U.S. dollar-denominated ADRs declined in 2015 due to the currency translation impact. Current occupancy rates are at record highs and there is very little new, net hotel supply being added in the U.S. lodging market with large chains focusing their development opportunities in international markets. This may help U.S. hoteliers with their objective of continuing to grow ADRs and tends to lead to pressure in our negotiations and terms with hoteliers. In international markets, hotel supply is being added at a much faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. Many hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by offering incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi. Companies like Airbnb have also added incremental global supply in the alternative accommodations space. We have had success adding supply to our marketplace with approximately 269,000 properties and 1.2 million live vacation rental listings on our global websites as of December 31, 2015. In addition, our room night growth has been healthy, with room nights excluding eLong growing 16% in 2013, 24% in 2014, and 36% in 2015. ADRs for rooms booked on Expedia sites excluding eLong increased 4% in 2013, 3% in 2014, and declined 5% in 2015.

Air

The airline sector in particular has historically experienced significant turmoil, including significant air carrier consolidation in the United States, which has generally resulted in lower overall capacity and higher fares.

As the demand for travel continued to increase in 2014 and 2015, air carriers kept capacity growth relatively low. The significant decline in fuel prices that started in the second half of 2014 did not immediately translate into reduced air fares, resulting in record levels of profitability for the U.S. air carriers, further strengthening their position. However, in 2015, there has been evidence of discounting by the U.S. carriers while currency headwinds and weaker macroeconomic trends put pressure on international results. Ticket prices on Expedia sites excluding eLong increased 2% in 2013, declined 1% in 2014 and declined 11% in 2015 as short-haul traffic and low cost carriers grew alongside increasingly competitive airline pricing. We continue to encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew.

Air ticket volumes excluding eLong increased 35% in 2015 primarily due to strong growth on Brand Expedia sites and the acquisition of Orbitz. Air volumes improved 30% in 2014 primarily due to volume driven by Brand Expedia’s marketing agreement with Travelocity along with ongoing improvements for the Brand Expedia sites themselves.

From a product perspective in 2015, 69% of our revenue came from the booking of hotel reservations, with 8% of our revenue derived from the sale of airline tickets. We believe that the hotel product is the most profitable of the travel products we distribute and represents our best overall growth opportunity.

Advertising & Media

Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch site, in addition to Expedia Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In 2015, we generated a total of $564 million of advertising and media revenue (excluding eLong) representing 9% of total revenue in 2015, up from $469 million in 2014.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. Each Expedia technology platform is operated by a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and help customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched new global platforms for Hotels.com and Brand Expedia, enabling us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. In 2013, Expedia signed an agreement to power the technology, supply and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. The shift of Travelocity-branded sites to the Expedia technology platform was successfully completed over the course of 2014. In November 2014, Expedia completed the acquisition of Wotif Group and subsequently converted the Wotif.com site to the Expedia platform. In January 2015, we acquired the Travelocity brand and other associated assets from Sabre. The strategic marketing and other related agreements previously entered into were terminated. In September 2015, Expedia completed the acquisition of Orbitz Worldwide, including all of its brands. In December 2015, Expedia completed the acquisition of HomeAway, Inc., including all of its brands. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. We own Venere, a European brand, which focuses on marketing hotel rooms in Southern Europe; Wotif Group, which has sites in Australia and New Zealand; and ebookers, which operates in a number of international countries.

Egencia, our corporate travel business, operates in 65 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. The HomeAway portfolio has vacation rental sites all around the world. We own a majority share of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. trivago continues to operate independently and rapidly grow revenue through global expansion, including aggressive expansion in new countries. In addition, we have commercial agreements in place with Ctrip and eLong in China, as well as Decolar.com, Inc. in Latin America. In 2015, approximately 37% of our worldwide gross bookings excluding eLong and 44% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating at least 65% of our revenue through businesses and points of sale outside of the United States.

In July 2014, we completed the acquisition of Auto Escape Group, one of Europe’s leading online car rental reservation companies. Auto Escape Group has joined with the CarRentals.com brand, allowing it to expand internationally to provide our customers more choices across the globe and help our supply partners expand their marketing reach.

In November 2014, we completed the acquisition of Wotif Group, an Australian online travel company. Wotif Group adds to our collection of travel’s most trusted brands and enhances our supply in the Asia-Pacific region, while allowing Expedia to expose the Wotif Group to our world-class technology and its customers to our extensive global supply.

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

In December 2015, we completed the acquisition of HomeAway, which operates an online marketplace for the vacation rental industry, with sites representing over one million paid listings of vacation rental homes in over 190 countries. With Expedia’s expertise in powering global transactional platforms and our industry-leading technology capabilities, we look forward to partnering with HomeAway to accelerate their shift from a classified marketplace to an online, transactional model to create even better experiences for HomeAway’s global traveler audience and the owners and managers of its properties around the world.

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

New Channel Penetration. Today, the majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile/tablet applications that are receiving strong reviews and solid download trends. We believe mobile bookings via smartphones present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we have historically experienced via more traditional online booking methods. During the last few years, customers’ behaviors and preferences on tablet devices began to show differences from trends seen on smartphones. For example, the booking window on a smartphone typically is much shorter than the emerging trend on the tablet device and historical average on a desktop or laptop. In addition, we are seeing increasing cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe in the future mobile is likely to represent an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the year ended December 31, 2015, one in four Expedia, Inc. transactions were booked globally on a mobile device.

Seasonality

We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, are experienced in the second half of the year as selling and marketing costs offset revenue in the first half of the year as we aggressively market during the busy booking period for summer travel. As a result, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations or a change in our product mix, including the assimilation, growth and shift to more of a transaction-based business model for the vacation rental listing business of HomeAway, may influence the typical trend of the seasonality in the future.

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

Loyalty Program Accruals

We offer certain internally administered traveler loyalty programs to our customers, such as our Hotels.com Rewards program, our Brand Expedia Expedia+ rewards program and our Orbitz rewards program. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia+ rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 20 Brand Expedia websites. Orbitz Rewards allows travelers to earn OrbucksSM , the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, we record a liability for the estimated future cost of redemptions. We determine the future redemption obligation based on judgment factors including: (i) the estimated cost of travel products to be redeemed, and (ii) an estimated redemption rate based on the overall accumulation and usage of points towards free travel products, which is determined through current and historical trends as well as statistical modeling techniques. The actual future cost and rate of redemptions could differ materially from our estimates.

Business Combinations

We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and trade names, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Recoverability of Goodwill and Indefinite and Definite-Lived Intangible Assets

Goodwill. We assess goodwill for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we typically first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If so, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise. Periodically, we may choose to forgo the initial qualitative assessment and perform quantitative analysis to assist in our annual evaluation.

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

The use of different estimates or assumptions in determining the fair value of our goodwill, indefinite-lived and definite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in a materially different impairment charge.

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

Stock-Based Compensation

Our primary form of employee stock-based compensation is stock option awards. We measure the value of stock option awards on the date of grant at fair value using the appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models. We amortize the fair value, net of estimated forfeitures, over the remaining term on a straight-line basis. The pricing models require various highly judgmental assumptions including volatility and expected option term. If any of the assumptions used in the models change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Occupancy and Other Taxes

We are currently involved in twenty-three lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recent developments include:

•	City of Chicago, Illinois Litigation. On November 25, 2015, Expedia, Hotels.com and Hotwire appealed from the judgment against them.

•	City of San Antonio, Texas Litigation. On January 22, 2015, the court granted in part and denied in part the cities’ motion regarding penalties.

•

Leon County v. Expedia, Inc., Florida Department of Revenue Litigation, et al. Litigation. On December 3, 2015, the Florida Supreme Court issued an order declining to accept jurisdiction and denying Leon County’s petition for discretionary review, thereby ending the case.

•

Village of Matteson, Illinois Litigation. On December 3, 2015, the Villages of Matteson, Bloomington and Oakbrook, Illinois filed a lawsuit in Illinois state court against a number of online travel companies, including certain Expedia companies alleging a variety of claims relating to local occupancy taxes.

•

Broward County, Florida Litigation. On December 9, 2015, the Florida Supreme Court issued an order declining to accept jurisdiction and denying Broward County’s petition for discretionary review, thereby ending the case.

•	City of Portland Litigation. The parties reached a settlement, and on February 4, 2016, the court entered an order dismissing all claims and counterclaims.

•

Hawaii Tax Court Litigation (General Excise Tax). On December 23, 2015, the Department of Taxation issued final assessments totaling $12 million for general excise taxes, interest and penalties against the Expedia companies (including Orbitz) for hotel and car rental revenue for “agency” model transactions from 2000 to 2014 and for hotel and car rental revenue for “merchant model” transactions for 2014.

For additional information on these and other legal proceedings, see Part I, Item 3, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $43 million as of December 31, 2015 and $62 million as of December 31, 2014.

Certain jurisdictions, including the states of New York, North Carolina, Minnesota, Oregon, Rhode Island, and Maryland, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to a number of jurisdictions, including to the states of New York, South Carolina, North Carolina, Minnesota, Georgia, Wyoming, Oregon, Rhode Island, Montana, and Maryland, the District of Columbia and the city of New York, as well as certain other county and local jurisdictions.

Pay-to-Play

Certain jurisdictions may require us to pay tax assessments prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously.

Hawaii (General Excise Tax). On January 31, 2011, the online travel companies received final notices of assessment for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The companies appealed these assessments to the Hawaii tax court. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest on both the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because general excise taxes on the hotel room had already been paid for all of the years at issue. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies for their failure to file returns and pay general excise taxes. On August 12, 2013, the court further held that interest is due on such penalties. The case proceeded directly to the Hawaii Supreme Court for review and was not considered by the Hawaii Court of Appeals. On March 17, 2015, the Hawaii Supreme Court issued a decision on the pending appeal. The court affirmed in part and reversed in part the Hawaii tax court’s decision. Specifically, the court ruled that while the online travel companies are obligated to remit past Hawaii general excise taxes with interest on the amount paid to them for their services, along with penalties, the online travel companies are not liable for general excise taxes, interest or penalties on the amount paid to the hotel for the room. The Department of Taxation dismissed without prejudice its common law claims for the recovery of general excise taxes.

As a pre-condition to appealing the tax court rulings, the Expedia companies and Orbitz were required to “pay-to-play.” The total amount that the Expedia companies paid in 2013 to appeal the tax court ruling was $171 million, comprised of $78 million in taxes, $41 million in penalties and $52 million in interest. In light of the Hawaii Supreme Court decision, the State agreed to refund the Expedia companies $132 million, which was subsequently paid to Expedia in September 2015. As a result, we recognized a gain in legal reserves, occupancy tax and other during 2015 related to this matter. Also in September 2015, Orbitz received a similar refund of $22 million from the State of Hawaii. The amount paid, net of refunds, by the Expedia companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services is $44 million.

In addition, the Department of Taxation has issued final assessments for general excise taxes against the Expedia companies, including Orbitz, for (i) non-commissioned hotel reservations for the tax year 2012 totaling $26 million, which includes $6 million for Orbitz, (ii) non-commissioned travel agency services relating to rental cars for the tax years 2000 through 2012 totaling $39 million, which includes $10 million for Orbitz and a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated, and (iii) non-commissioned travel agency services relating to hotel reservations and car rental for the tax year 2013 totaling $34 million, which includes $5 million for Orbitz. Similar assessments also have been issued against other online travel companies. These assessments are currently under review in tax court.

The Department of Taxation has issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions, and hotel and car rental revenue for “merchant model” transactions for 2014. These assessments total $12 million, including tax, interest and penalties.

San Francisco. During 2009, we were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco. The city of San Francisco subsequently issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including against certain Expedia companies. The additional assessments, including the prepayment of such assessments, were contested by the Expedia companies on the basis that the court has already ruled that taxes are not due from the online travel companies and that binding precedent by the California Court of Appeals precludes the city’s claim for taxes. On May 14, 2014, the court heard oral argument on the Expedia companies’ contest of the prepayment requirement for the additional assessments and held that the Expedia companies were required to prepay in order to litigate the legality of the assessments. On May 26, 2014, the Expedia companies paid $25.5 million under protest in order to contest the additional assessments. The additional assessments were expensed during the second quarter of 2014. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco in prepayment of taxes to contest these assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation.

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

Segments

Beginning in the first quarter of 2015, we had four reportable segments: Core OTA, trivago, Egencia and eLong through its disposal on May 22, 2015. The change from two reportable segments, Leisure and Egencia, resulted in our previously disclosed Leisure reportable segment being disaggregated into three segments as a result of the Company’s focus on providing additional information to reflect the unique market opportunities and competitive dynamics inherent in our eLong and trivago businesses. The acquisition of HomeAway on December 15, 2015 resulted in the creation of an additional segment. Our Core OTA segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Orbitz.com, Expedia Affiliate Network, Hotwire.com, Travelocity, Venere, Wotif Group, CarRentals.com, and Classic Vacations. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment, which also includes Orbitz for Business, provides managed travel services to corporate customers worldwide. Our HomeAway segment operates an online marketplace for the vacation rental industry.

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

Gross Bookings and Revenue Margin

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions)
Gross Bookings
Core OTA	$54,252	$42,869	$32,971	27%	30%
trivago(1)	—	—	—	N/A	N/A
Egencia	5,427	5,149	4,533	5%	14%
HomeAway(1)	—	—	—	N/A	N/A
eLong(2)	1,151	2,429	1,939	N/A	25%

Total gross bookings	$60,830	$50,447	$39,443	21%	28%

Revenue Margin
Core OTA	10.8%	11.4%	12.3%
trivago(1)	N/A	N/A	N/A
Egencia	7.4%	7.8%	8.1%
HomeAway(1)	N/A	N/A	N/A
eLong(2)	3.6%	7.3%	8.5%
Total revenue margin	11.0%	11.4%	12.1%

(1)	trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. In addition, gross bookings from HomeAway, our newly acquired online marketplace for the vacation rental industry, are also excluded from the above total gross bookings. However, third-party revenue from trivago and HomeAway is included in revenue used to calculate total revenue margin.
(2)	Includes results for eLong through its disposal on May 22, 2015.

The increase in worldwide gross bookings in 2015 as compared to 2014 was primarily driven by growth in the Core OTA segment, including strong performance at Brand Expedia and Hotels.com. Acquisitions added approximately 10% of inorganic gross bookings growth for 2015. Impacts from acquisitions exclude Travelocity due to the previously implemented commercial agreement. The increase in worldwide gross bookings in 2014 as compared to 2013 was primarily driven by 26% growth in hotel room nights and 28% increase in air tickets.

Revenue margin decreased in 2015 as compared to 2014 primarily due to lower revenue per room night. These impacts were partially offset by a favorable impact of lower air ticket prices and a mix shift to higher margin products, including advertising and media revenue. Revenue margin decreased in 2014 compared to 2013 primarily due to lower revenue per room night, partially offset by the growth in advertising and media revenue.

Results of Operations

On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong. The below discussion of the results of operations for 2015 include results for eLong through its disposal on May 22, 2015. Operating expense tables below present total expenses including eLong as well as eLong specific amounts included within the consolidated total.

On September 17, 2015, we completed our acquisition of Orbitz. Orbitz was consolidated into our results of operations starting on the acquisition date and we have recognized $196 million in revenue and $163 million in operating losses, including restructuring charges of $92 million as well as fees related to the acquisition, for 2015.

On December 15, 2015, we completed our acquisition of HomeAway. HomeAway was consolidated into our results of operations starting on the acquisition date and we have recognized $20 million in revenue and $14 million in operating loss, including fees related to the acquisition, in 2015. The results of HomeAway did not have a material impact on our results of operations.

Revenue

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions)
Revenue by Segment
Core OTA	$5,877	$4,904	$4,069	20%	21%
trivago (Third-party revenue)	333	281	173	19%	62%
Egencia	400	400	365	0%	10%
HomeAway	20	—	—	N/A	N/A
eLong	42	178	164	N/A	9%

Total revenue	$6,672	$5,763	$4,771	16%	21%

In 2015, revenue increased primarily due to growth in the Core OTA segment, including strong performance at Brand Expedia, Hotels.com and EAN as well as growth at trivago, partially offset by a decrease in revenue due to the sale of eLong. In 2014, revenue increased primarily due to growth in hotel and advertising and media revenue. Acquisitions added approximately 8% and 1% to the year-over-year growth rates in total revenue for 2015 and 2014.

Worldwide hotel revenue increased 14% (17% excluding eLong) in 2015 primarily due to a 19% (36% excluding eLong) increase in room nights stayed driven by the inorganic impact of acquisitions as well as the healthy growth in Hotels.com and Brand Expedia, partially offset by a 4% decrease (14% excluding eLong) in revenue per room night in 2015. Absent eLong, revenue per room night decreased primarily due to strategic margin reductions aimed at expanding the size and availability of our global hotel supply portfolio, an unfavorable foreign exchange impact, both in translation and in book-to-stay, as well as increased promotional activities such as growing loyalty programs. Revenue per room night is expected to continue to decrease year-over-year in 2016. Absent impacts due to the sale of eLong, ADRs decreased by 5% primarily due to an unfavorable foreign exchange translation impact. Acquisitions added approximately 6% of inorganic hotel revenue growth in 2015 and 7% of room night growth. Worldwide hotel revenue increased 18% in 2014 primarily due to a 26% increase in room nights stayed driven by Brand Expedia and Hotels.com, partially offset by a 6% decrease in revenue per room night. Revenue per room night decreased primarily due to efforts to expand the size and availability of the global hotel supply portfolio as well as promotional activities such as growing loyalty programs. This decline was partially offset by a 2% increase in ADRs in 2014 compared to 2013.

Worldwide air revenue increased 21% (25% excluding eLong) in 2015 due to a 28% (35% excluding eLong) increase in air tickets sold, partially offset by a 6% (7% excluding eLong) decrease in revenue per air ticket. Acquisitions added approximately 18% of inorganic air revenue growth in 2015 and 15% of air ticket growth. Worldwide air revenue increased 22% in 2014 primarily due to a 28% increase in air tickets sold, partially offset by a 5% decrease in revenue per air ticket. Air tickets sold growth was primarily driven by Brand Expedia, including the Travelocity-branded websites.

The remaining worldwide revenue, other than hotel and air discussed above, which includes advertising and media, car rental, destination services, fees related to our corporate travel business and HomeAway revenue, increased by 19% in 2015 and 29% in 2014 primarily due to strong growth in advertising and media revenue as well as growth in our travel insurance and car rental products.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions)
Revenue by Business Model
Merchant	$4,204	$3,749	$3,360	12%	12%
Agency	1,882	1,535	1,092	23%	41%
Advertising and media(1)	566	479	319	18%	50%
HomeAway	20	—	—	N/A	N/A

Total revenue	$6,672	$5,763	$4,771	16%	21%

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.

The increase in merchant revenue in 2015 and 2014 was primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed. The increase in agency revenue in 2015 and 2014 was primarily due to the growth in agency hotel and air. The increase in advertising and media revenue in 2015 and 2014 was primarily due to continued growth in trivago and Expedia Media Solutions.

Cost of Revenue

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions)
Customer operations	$569	$536	$481	6%	11%
Credit card processing	451	414	358	9%	16%
Data center and other	290	229	199	26%	16%

Total cost of revenue(1)	$1,310	$1,179	$1,038	11%	14%

% of revenue	19.6%	20.5%	21.8%

(1) Includes the following eLong amounts:	$37	$58	$44	N/A	32%

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, fraud and chargebacks, and (3) other costs, primarily including data center costs to support our websites, supplier operations, destination supply, certain pre-purchased hotel supply at eLong, and stock-based compensation.

In 2015, the increase in cost of revenue expense was driven by $61 million of higher data center and other costs as well as $37 million of higher net credit card processing costs related to growth of our merchant bookings partially offset by a decrease in fraud and chargeback expenses. In addition, customer operation expenses increased $33 million to support volume growth across the Company. Acquisitions added approximately 8% of year-on-year cost of revenue growth for 2015.

In 2014, the increase in cost of revenue expense was driven by $56 million of higher net credit card processing costs, including fraud and charge backs, related to growth of our merchant bookings as well as $55 million increases in customer operations expenses primarily due to an increase in transaction costs and volumes period over period.

Selling and Marketing

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions)
Direct costs	$2,718	$2,256	$1,714	20%	32%
Indirect costs	663	552	482	20%	15%

Total selling and marketing(1)	$3,381	$2,808	$2,196	20%	28%

% of revenue	50.7%	48.7%	46.0%
(1) Includes the following eLong amounts:	$54	$124	$119	N/A	4%

Selling and marketing expense primarily relates to direct costs, including traffic generation costs from search engines and internet portals, television, radio and print spending, private label and affiliate program commissions, public relations and other costs. The remainder of the expense relates to indirect costs, including personnel and related overhead in our various brands and global supply organization as well as stock-based compensation costs.

Selling and marketing expenses increased $573 million during 2015 compared to the same periods in 2014 driven by increases of $462 million of direct costs, including online and offline marketing expenses. Brand Expedia, trivago, Hotels.com and Hotwire accounted for the majority of the total direct cost increase. In addition, higher personnel expenses of $111 million also contributed to the increase and were driven by the additional personnel due to an accelerated pace of hiring in the lodging supply organization as well as an increase of stock-based compensation of $15 million. Acquisitions added approximately 8% of year-on-year selling and marketing growth for 2015.

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

Technology and Content

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions)
Personnel and overhead	$434	$370	$324	17%	14%
Depreciation and amortization of technology assets	265	214	163	24%	31%
Other	131	102	91	29%	12%

Total technology and content(1)	$830	$686	$578	21%	19%

% of revenue	12.4%	11.9%	12.1%
(1) Includes the following eLong amounts:	$11	$21	$14	N/A	54%

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

Technology and content expense increased $144 million for 2015 compared to 2014 primarily due to increased personnel and overhead costs of $64 million to support key technology projects primarily for our corporate technology function and Brand Expedia, increased depreciation and amortization of technology assets of $51 million as well as an increase in other costs of $29 million due to higher licensing and maintenance and data center costs to support the growth of the technology platforms. Acquisitions added approximately 6% to year-on-year technology and content growth for 2015.

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

General and Administrative

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions)
Personnel and overhead	$330	$277	$248	19%	12%
Professional fees and other	244	148	129	65%	15%

Total general and administrative(1)	$574	$425	$377	35%	13%

% of revenue	8.6%	7.4%	7.9%
(1) Includes the following eLong amounts:	$23	$24	$15	N/A	62%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

General and administrative expense increased $149 million in 2015 compared to 2014 due primarily to higher professional fees and other of $96 million driven mostly by higher stock-based compensation of $39 million, which was primarily due to additional options granted during the current year as well as expense related to replacement awards issued in connection with acquisitions, as well as an increase of $31 million due to higher consulting and legal fees related to heightened merger and acquisition activity. In addition, personnel and overhead expenses increased $53 million in 2015 compared to 2014. Acquisitions, including acquisition-related expenses, added approximately 24% of year-on-year general and administrative growth for 2015.

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

Amortization of Intangible Assets

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions)
Amortization of intangible assets	$164	$80	$72	106%	11%
% of revenue	2.5%	1.4%	1.5%

Amortization of intangible assets increased $84 million in 2015 compared to 2014 primarily due to amortization related to new business acquisitions, including Orbitz and HomeAway. In 2014, amortization increased $8 million compared to 2013 primarily due to amortization related to new business acquisitions, partially offset by the completion of amortization related to certain intangible assets.

Legal Reserves, Occupancy Tax and Other

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions)
Legal reserves, occupancy tax and other	$(105)	$42	$78	(352%)	(47%)

Legal reserves, occupancy tax and other consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.

During 2015, we received a refund of prepaid pay-to-play payments of $132 million from the State of Hawaii in connection with the general excise tax litigation. In addition, during 2015, we recorded a $24 million benefit in legal reserves, occupancy tax and other for the recovery of costs related to occupancy tax litigation matters. These gains were partially offset by charges for changes in our reserve related to hotel occupancy and other taxes. During 2014, we recognized approximately $25.5 million related to monies paid in advance of litigation in the San Francisco occupancy tax proceedings. During 2013, we recognized $64 million for amounts paid or expected to be paid in advance of litigation primarily related to penalties and interest in connection with Hawaii’s general excise tax litigation. For additional information, see Note 17 — Commitments and Contingencies in the notes to the consolidated financial statements.

Restructuring and Related Reorganization Charges

In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to acquisition integrations including Orbitz and the Wotif Group, we recognized $105 million in restructuring and related reorganization charges during 2015. The charges were primarily related to employee severance and benefits related to the Orbitz integration and represent estimated severance amounts under pre-existing written plans and contracts Orbitz had with its employees, as well as stock-compensation charges of $33 million for acceleration of replacement awards pursuant to certain of these agreements. We expect to incur approximately $30 million to $40 million in 2016 related to these integrations.

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

Operating Income

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions)
Operating income	$414	$518	$366	(20%)	41%
% of revenue	6.2%	9.0%	7.7%

In 2015, operating income decreased due to increased costs and expenses, including growth in selling and marketing expense in excess of revenue growth, growth in general and administrative expense in excess of revenue growth as well as an increase in restructuring and related reorganization charges, partially offset by the gain of $132 million related to the Hawaii pay-to-play refunds discussed above.

In 2014, operating income increased due to the growth in revenue, acquisition-related and other expenses in 2013 that did not recur and lower legal reserve, occupancy tax and other charges in 2014, partially offset by restructuring and related reorganization charges in 2014.

Included in our consolidated operating income for 2015 are operating losses for eLong through its disposition date of May 22, 2015 of $86 million. In the prior year periods, eLong had operating losses of $51 million for 2014 and operating losses of $29 million for 2013.

Interest Income and Expense

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions)
Interest income	$17	$27	$25	(39%)	10%
Interest expense	(126)	(98)	(87)	29%	12%

Interest income decreased in 2015 compared to 2014 primarily due to lower invested balances and lower rates of return. Lower rates of return were due to a shift out of higher-yielding currencies due to the sale of eLong and funding U.S. dollar denominated acquisitions, and lower market rates in certain currencies. Interest income increased in 2014 primarily due to higher average cash, cash equivalent and investment balances.

Interest expense increased in 2015 compared to 2014 primarily as a result of additional interest on the $500 million senior unsecured notes issued in August 2014, the Euro 650 million of senior unsecured notes issued in June 2015 as well as the $750 million senior unsecured notes issued in December 2015. Interest expense increased in 2014 compared to 2013 primarily as a result of additional interest on the $500 million senior unsecured notes issued in August 2014.

As of December 31, 2015, 2014 and 2013, our long-term indebtedness totaled $3.2 billion, $1.7 billion and $1.3 billion.

Gain on Sale of Business

On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong, Inc. for approximately $671 million (or $666 million net of costs to sell and other transaction expenses) to several purchasers, including Ctrip.com International, Ltd. As a result of the sale, we recognized a pre-tax gain of $509 million ($395 million after tax) during 2015 included in gain on sale of business in our consolidated statement of operations.

Other, Net

Other, net is comprised of the following:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Foreign exchange rate gains (losses), net	$25	$6	$(1)
Noncontrolling investment basis adjustment	77	3	—
Other	11	9	(2)

Total other, net	$113	$18	$(3)

Provision for Income Taxes

	Year ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions)
Provision for income taxes	$203	$92	$84	122%	9%
Effective tax rate	21.9%	19.7%	28.0%

The increase in the effective rate for 2015 compared to 2014 is primarily due to the gain on the sale of eLong during 2015, and the release of liabilities related to uncertain tax positions in 2014. Our effective tax rate for 2015 was lower than the 35% federal statutory rate due to earnings in foreign jurisdictions outside of the United States, predominately Switzerland, where our statutory income tax rate is lower as well as the sale of eLong, which had a U.S. effective rate of less than 35%.

The decrease in the effective rate for 2014 compared to 2013 is primarily due to the expiration of the statute of limitations for the 2001 through 2005 federal tax years and the associated release of liabilities related to uncertain tax positions as well as non-deductible stock-based compensation recorded related to the trivago acquisition and non-deductible penalties included in the Hawaii pay-to-play assessments in 2013. Our effective tax rate for 2014 was lower than the 35% federal statutory rate due to earnings in foreign jurisdictions outside of the United States as well as the release of liabilities related to uncertain tax positions.

In 2013, our effective tax rate was lower than the 35% federal statutory rate primarily due to earnings in jurisdictions outside the United States, partially offset by recording a valuation allowance related to deferred tax assets of certain Australian and Chinese entities in 2013 as well as non-deductible charges in 2013 in connection with the trivago acquisition and Hawaii pay-to-play assessments mentioned above.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $1.7 billion and $1.8 billion at December 31, 2015 and 2014, including $645 million and $369 million of cash and short-term investment balances held in wholly-owned foreign subsidiaries (which includes $441 million and $190 million related to earnings indefinitely invested outside the United States) as well as $72 million and $304 million held in majority-owned subsidiaries, which is also indefinitely invested outside the United States; and our $1.5 billion revolving credit facility. Cumulative earnings related to undistributed earnings of certain foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled $1.5 billion as of December 31, 2015. To date, we have permanently reinvested the majority of these foreign earnings outside of the United States and we do not intend to repatriate these earnings to fund U.S. operations. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes.

As of December 31, 2015, we maintained a $1 billion revolving credit facility that had a September 2019 maturity date, of which $971 million was available, representing the total $1 billion facility less $29 million of outstanding stand-by letters of credit (“LOC”). The facility contained various restrictive covenants, including a maximum permissible leverage ratio and a minimum permissible interest coverage ratio, and interest payable under the facility was based on the Company’s credit ratings. As of December 31, 2015, the maximum permissible leverage ratio and the minimum interest coverage were both 3.25 to 1.00, the applicable interest rate on drawn amounts was LIBOR plus 150 basis points and the commitment fee on undrawn amounts was 20 basis points.

In February 2016, we entered into an amendment to the revolving credit facility that, among other things, increased the aggregate commitments under the facility to $1.5 billion, extended the maturity date to February 2021, reduced the currently applicable interest rate on drawn amounts by 12.5 basis points to LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts by 2.5 basis points to 17.5 basis points, increased the maximum permissible leverage ratio to 3.75 to 1.00 and reduced the minimum permissible interest coverage ratio to 3.00 to 1.00.

In June 2015, we issued Euro 650 million of registered senior unsecured notes that are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year, beginning June 3, 2016.

In December 2015, we privately placed $750 million of senior unsecured notes that are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning August 15, 2016. We used or expect to use the net proceeds of this offering to fund a portion of the cash consideration payable in connection with the HomeAway acquisition, to refinance existing HomeAway indebtedness and for other general corporate purposes.

Our credit ratings are periodically reviewed by rating agencies. As of December 31, 2015, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited to access to capital markets, which could have a material impact on our financial condition and results of operations.

As of December 31, 2015, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $500 million in registered senior unsecured notes due in August 2018 that bear interest at 7.456% (the “7.456% Notes”), $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95% (the “5.95% Notes”), $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5% (the “4.5% Notes”), the 2.5% Notes and the 5.0% Notes.

Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital related to merchant hotel transactions will positively impact operating cash flows. However, we are using both the merchant model and the agency model in many of our markets. If the merchant hotel model declines relative to our other business models that generally consume working capital such as agency hotel, managed corporate travel, advertising or certain Expedia Affiliate Network relationships, or if there are changes to the merchant model, supplier payment terms, or booking patterns that compress the time period between our receipt of cash from travelers and our payment to suppliers, such as with mobile bookings via smartphones, our overall working capital benefits could be reduced, eliminated or even reversed. Our future working capital benefits could also be impacted by the transition of our recent HomeAway acquisition’s shift to more of a transactional model from a subscription model.

As our ETP program continues to expand, and depending on relative traveler and supplier adoption rates and customer payment preferences, among other things, the scaling up of ETP has and will continue to negatively impact near term working capital cash balances, cash flow, relative liquidity during the transition, and hotel revenue margins.

Seasonal fluctuations in our merchant hotel bookings affect the timing of our annual cash flows. During the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses and cash flows are typically negative. While we expect the impact of seasonal fluctuations to continue, merchant hotel growth rates, changes to the model or booking patterns, changes in the relative mix of merchant hotel transactions compared with transactions in our working capital consuming businesses, including ETP, as well as the assimilation and transformation of the HomeAway vacation rental listing business, may counteract or intensify the anticipated seasonal fluctuations.

As of December 31, 2015, we had a deficit in our working capital of $2.9 billion, compared to a deficit of $1.3 billion as of December 31, 2014. The change in deficit is primarily due to financing and investing activities, including cash paid for the business acquisitions and capital expenditures, partially offset by proceeds from the 2.5% Notes and the 5.0% Notes as well as the proceeds from the sale of eLong. Business acquisitions in the current year included HomeAway, Orbitz Worldwide, AirAsia-Expedia and Travelocity and capital expenditures included our new corporate headquarters.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Our capital expenditures for 2016 are expected to be broadly in line with 2015 spending levels and are expected to include approximately $70 million related to the build out of our new corporate headquarters. The build out will continue through 2019 with more significant spend related to the project occurring in 2017 and 2018.

Our cash flows are as follows:

	Year ended December 31,			$ Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(In millions)
Cash provided by (used in) continuing operations:
Operating activities	$1,368	$1,367	$763	$1	$604
Investing activities	(2,371)	(924)	(526)	(1,447)	(398)
Financing activities	1,404	48	(493)	1,356	541
Net cash provided by discontinued operations	—	—	14	—	(14)
Effect of foreign exchange rate changes on cash and cash equivalents	(127)	(109)	(31)	(18)	(78)

In 2015, net cash provided by operating activities from continuing operations remained essentially flat as a net refund of hotel occupancy and other taxes was mostly offset by decreased benefits from working capital changes, including increases in income tax and interest payments. In 2014, net cash provided by operating activities from continuing operations increased by $604 million primarily due to increased benefits from working capital changes, higher operating income after adjusting for the impacts of depreciation and amortization as well as lower pay-to-play tax assessment payments in the current year.

In 2015, cash used in investing activities from continuing operations increased by $1.4 billion primarily due to an increase of cash used for acquisitions of $1.5 billion due primarily to our acquisition of Orbitz in September 2015 and HomeAway in December 2015 as well as higher capital expenditures of $460 million, including amounts paid for our new corporate headquarters, partially offset by net proceeds from the sale of eLong of $524 million. In 2014, cash used in investing activities from continuing operations increased $398 million primarily due to net purchases of investments of $32 million in the current period compared to cash provided by net sales and maturities of investments of $286 million in 2013 as well as a cash outflow of $5 million due to the net settlement of foreign currency forwards compared to a cash inflow of $41 million in the prior year.

Cash provided by financing activities from continuing operations in 2015 primarily included $700 million of net proceeds for the issuance of 2.5% Notes in June 2015, $741 million in net proceeds for the issuance of the 5.0% Notes in December 2015, $120 million of proceeds from the exercise of options and employee stock purchase plans as well as the issuance of treasury stock, and $91 million in excess tax benefit on equity awards, of which approximately $47 million related to the excess tax benefit associated with the stock options exercised by our Chairman and Senior Executive. These financing inflows were offset in part by $85 million of withholding taxes for stock option exercises paid on behalf of our Chairman and Senior Executive in exchange for surrendering a portion of his vested shares, which were concurrently cancelled, as well as cash paid to acquire shares of $61 million primarily under the repurchase authorizations discussed below, and $109 million cash dividend payments. Cash provided by financing activities from continuing operations in 2014 primarily included $493 million of net proceeds for the issuance of 4.5% Notes in August 2014 and $129 million of proceeds from the exercise of options and employee stock purchase plans as well as the issuance of treasury stock, partially offset by cash paid to acquire shares of $538 million, including the repurchased shares under the 2012 authorization discussed below, and $85 million cash dividend payment. Cash used in financing activities from continuing operations in 2013 primarily included cash paid to acquire shares of $523 million, including the repurchased shares under the 2012 authorization discussed below, as well as $76 million cash dividend payments, partially offset by $82 million of proceeds from the exercise of options and employee stock purchase plans as well as the issuance of treasury stock.

During 2012, 2010, and 2006, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock during each of the respective years and during 2015 authorized a repurchase of up to 10 million shares of our common stock for a total of 70 million shares. Shares repurchased under the authorized programs were as follows:

	Year ended December 31,
	2015	2014	2013
Number of shares repurchased	0.5 million	7.0 million	9.3 million
Average price per share	$85.27	$76.26	$55.59
Total cost of repurchases (in millions)(1)	$45	$537	$515

(1)	Amount excludes transaction costs.

As of December 31, 2015, 11.2 million shares remain authorized for repurchase under the 2012 and 2015 authorizations with no fixed termination date for the repurchases.

Our common stock dividend was $0.84 per share for 2015, $0.66 per share for 2014 and $0.56 per share for 2013. See Note 13 — Stockholders Equity in the notes to consolidated financial statements for a detail of the quarterly dividend payments by year. In addition, in February 2016, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on March 30, 2016 to the stockholders of record as of the close of business on March 10, 2016. Future declarations of dividends are subject to final determination by our Board of Directors.

The effect of foreign exchange on our cash balances denominated in foreign currency in 2015 showed a net change of $18 million reflecting higher depreciation in foreign currencies in the current year compared to the prior year. The effect of foreign exchange on our cash balances denominated in foreign currency in 2014 showed a net change of $78 million reflecting higher depreciation in foreign currencies in the 2014 compared to 2013.

In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost of availability of future borrowings, including refinancing, if any, will be available on terms acceptable to us.

Contractual Obligations and Commercial Commitments

The following table presents our material contractual obligations and commercial commitments as of December 31, 2015:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Long-term debt (1)	$4,687	$562	$819	$995	$2,311
Operating leases (2)	526	112	194	111	109
Purchase obligations (3)	245	157	82	6	—
Guarantees (4)	192	179	13	—	—
Letters of credit (4)	55	51	3	1	—

Total(5)	$5,705	$1,061	$1,111	$1,113	$2,420

(1)	Our 7.456% Notes, 5.95% Notes, 2.5% Notes, 4.5% Notes, and 5.0% Notes include interest payments through maturity in 2018, 2020, 2022, 2024, and 2026 respectively, based on the stated fixed rates. For the 2.5% Notes, the December 31, 2015 Euro exchange rate was used to convert the Euro 650 million to U.S. Dollars and calculate the related U.S. Dollar interest payments. In addition, the repayment of the $403 million related to the HomeAway Convertible Notes included in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2015 has been included in the less than one year amounts.
(2)	The operating leases are for office space and related office equipment. We account for these leases on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Operating lease obligations expire at various dates with the latest maturity in 2026.
(3)	Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors and marketing partners. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.
(4)	Guarantees and LOCs are commitments that represent funding responsibilities that may require our performance in the event of third-party demands or contingent events. We use our stand-by LOCs primarily for certain regulatory purposes as well as to secure payment for hotel room transactions to particular hotel properties. Of the outstanding balance of our stand-by LOCs, $29 million directly reduces the amount available to us from our revolving credit facility. The LOC amounts in the above table represent the amount of commitment expiration per period. In addition, we provide a guarantee to the aviation authorities of certain foreign countries to protect against potential non-delivery of our packaged travel services sold within those countries. These countries hold all travel agents and tour companies to the same standard. Our guarantees also include bonds relating to tax assessments that we are contesting and certain surety bonds related to various company performance obligations.
(5)	Excludes $171 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.

During March 2013, we completed the purchase of a 63% equity position in trivago. The purchase agreement contains certain put/call rights whereby we may acquire and the minority shareholders of trivago may sell to us up to 50% and 100% of the minority shares of the company at fair value during two windows, the first of which opens in the first quarter of 2016. Our redeemable noncontrolling interest balance related to trivago was $654 million as of December 31, 2015, which has not been included within the contractual obligations table above and represents our best estimate of fair value. The final redemption amount could materially differ from this estimate based on the final negotiations. The second put/call window opens in 2018.

Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2015.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 18 – Related Party Transactions in the notes to the consolidated financial statements.

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

Interest Rate Risk

In August 2006, we issued $500 million senior unsecured notes with a fixed rate of 7.456%. In August 2010, we issued $750 million senior unsecured notes with a fixed rate of 5.95%. In August 2014, we issued $500 million senior unsecured notes with a fixed rate of 4.5%. In June 2015, we issued Euro 650 million of senior unsecured notes with a fixed rate of 2.5%. (See “Foreign Exchange Risk” below for further discussion or our 2.5% Notes.) In December 2015, we issued $750 million of senior unsecured notes with a fixed rate of 5.0%. As a result, if market interest rates decline, our required payments will exceed those based on market rates. The fair values of our 7.456% Notes, 5.95% Notes, 4.5% Notes, 2.5% Notes and 5.0% Notes were approximately $555 million, $827 million, $487 million, $705 million and $750 million as of December 31, 2015 as calculated based on quoted market prices in less active markets at year end. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our 7.456% Notes by approximately $7 million, our 5.95% Notes by approximately $17 million, our 4.5% Notes by approximately $17 million, our 2.5% Notes by approximately $20 million and our 5.0% Notes by approximately $30 million.

We maintain a $1.5 billion revolving credit facility, which bears interest based on market rates plus a spread determined by our credit ratings. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility. As of December 31, 2015 and 2014, we had no revolving credit facility borrowings outstanding.

We invest in investment grade corporate debt securities and, as of December 31, 2015, we had $98 million of available for sale investments. Based on a sensitivity analysis, we have determined that a hypothetical 1.00% (100 basis points) increase in bond prices would have resulted in a decrease in the fair values of our investments of approximately $1 million as of December 31, 2015. Such losses would only be realized if we sold the investments prior to maturity.

We did not experience any significant impact from changes in interest rates for the years ended December 31, 2015, 2014 or 2013.

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

To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2015 and 2014, we had a net forward asset of $8 million and $9 million included in prepaid expenses and other current assets. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.

In June 2015, we issued Euro 650 million of registered senior unsecured notes that are due in June 2022 and bear interest at 2.5%. The aggregate principal value of the 2.5% Notes is designated as a hedge of our net investment in certain Euro functional currency subsidiaries. The notes are measured at Euro to U.S. Dollar exchange rates at each balance sheet date and transaction gains or losses due to changes in rates are recorded in accumulated other comprehensive income (loss). The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in accumulated other comprehensive income (loss). Since the notional amount of the recorded Euro-denominated debt is less than the notional amount of our net investment, we do not expect to incur any ineffectiveness on this hedge.

Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $17 million based on our foreign currency forward positions (including the impact of forward positions economically hedging our merchant revenue exposures) and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2015. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.

During 2015, 2014 and 2013, we recorded net foreign exchange rate gains of approximately $25 million ($15 million loss excluding the contracts economically hedging our forecasted merchant revenue), $6 million ($14 million loss excluding the contracts economically hedging our forecasted merchant revenue) and $1 million

($13 million excluding the contracts economically hedging our forecasted merchant revenue). As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

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

Part II. Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part II. Item 9A. Controls and Procedures

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below regarding the acquisitions of Orbitz and HomeAway.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report which is included below.

On September 17, 2015, we acquired Orbitz and, on December 15, 2015, we acquired HomeAway. See Note 3 — Acquisitions and Other Investments in the notes to consolidated financial statements. Orbitz and HomeAway on a combined basis represented approximately 5% of our consolidated total assets (excluding goodwill and acquired intangible assets) as of December 31, 2015, and 3% of our consolidated revenue for the year ended December 31, 2015. As permitted by the Securities and Exchange Commission’s guidance on newly acquired entities, management’s assessment and conclusion on the effectiveness of the Expedia’s disclosure controls and procedures as of December 31, 2015 excluded an assessment of the internal control over financial reporting of Orbitz and HomeAway.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

We have audited Expedia, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Expedia, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Orbitz Worldwide, Inc. and HomeAway, Inc., which are included in the 2015 consolidated financial statements of Expedia, Inc. and combined constituted 5% of total assets (excluding goodwill and acquired intangibles) as of December 31, 2015 and 3% of revenues for the year then ended. Our audit of internal control over financial reporting of Expedia, Inc. also did not include an evaluation of the internal control over financial reporting of Orbitz Worldwide, Inc. and HomeAway, Inc.

In our opinion, Expedia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Expedia, Inc. and our report dated February 10, 2016 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

February 10, 2016

Part II. Item 9B. Other Information

None.

Part III.

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2016 annual meeting of stockholders (the “2016 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December  31, 2015.

Part III. Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement and incorporated herein by reference.

Part III. Item 11. Executive Compensation

The information required by this item is included under the captions “Election of Directors —Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2016 Proxy Statement and incorporated herein by reference.

Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2016 Proxy Statement and incorporated herein by reference.

Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2016 Proxy Statement and incorporated herein by reference.

Part III. Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption “Audit Committee Report” in the 2016 Proxy Statement and incorporated herein by reference.

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

(a)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated Expedia, Inc., as Issuer, the Guarantors party thereto, and BNP Paribas, Goldman, Sachs & Co., J.P. Morgan Securities plc, as Representatives of the several Underwriters (relating to the Fourth Supplemental Indenture on Exhibit 4.6)		8-K	000-51447	1.1	06/03/2015

2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005

2.2	Separation Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	2.1	12/27/2011

2.3	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.		8-K	000-51447	2.1	12/21/2012

2.4	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.		8-K	000-51447	2.2	12/21/2012

2.5	Agreement and Plan of Merger, dated as of February 12, 2015, by and among Expedia, Inc., Xeta, Inc., and Orbtiz Worldwide, Inc.		8-K	000-51447	2.1	02/13/2015

2.6	Purchase and Sale Agreement (Cruise), dated March 10, 2015, by and between Immunex Corporation and Cruise, LLC		8-K	000-51447	10.1	04/02/2015

2.7	First Amendment to Purchase and Sale, dated March 25, 2015, by and between Immunex Corporation and Cruise, LLC		8-K	000-51447	10.2	04/02/2015

2.8	Share Purchase Agreement, dated May 22, 2015, by and among Expedia, Inc., Expedia Asia Pacific — Alpha Limited, Ctrip.com International, Ltd., C-Travel International Limited, Luxuriant Holdings Limited, Keystone Lodging Holdings Limited and Plateno Group Limited		8-K	000-51447	10.1	05/22/2015

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.9	Agreement and Plan of Reorganization, dated as of November 4, 2015, by and among Expedia, Inc., HMS 1 Inc. and HomeAway, Inc.		8-K	001-37429	2.1	11/05/2015

3.1	Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	12/27/2011

3.2	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005

4.1	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006

4.2	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007

4.3	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020		8-K	000-51447	4.1	08/10/2010

4.4	Indenture, dated as of August 13, 2014, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 4.500% Senior Notes due 2024		8-K	000-51447	4.1	08/18/2014

4.5	First Supplemental Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		8-K	000-51447	4.2	08/18/2014

4.6	Fourth Supplemental Indenture, dated as of June 3, 2015 to the Indenture dated August 18, 2014, Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 2.500% Senior Notes due 2022		8-K	000-51447	4.2	06/03/2015

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
4.7	Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.000% Senior Notes due 2026		8-K	001-37429	4.1	12/08/2015

4.8	First Supplemental Indenture, dated as of December 15, 2015 to the Indenture dated March 31, 2014, among HomeAway, Inc., Expedia, Inc., and U.S. Bank National Association, as Trustee, relating to the 0.125% Convertible Senior Notes due 2019		8-K	001-37429	4.2	12/15/2015

4.9	Registration Rights Agreement, dated December 8, 2015, by and among Expedia, Inc., the Subsidiary Guarantors party thereto, and Goldman, Sachs & Co., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives (relating to the Indenture in Exhibit 4.7)		8-K	001-37429	4.2	12/08/2015

4.10	Form of Note (included as Exhibit A to the First Supplemental Indenture in Exhibit 4.5)		8-K	000-51447	4.3	08/18/2014

10.1	Amended and Restated Governance Agreement among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	000-51447	10.1	12/27/2011

10.2	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005

10.3	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005

10.4	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.2	12/27/2011

10.5	Employee Matters Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.3	12/27/2011

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.6	Amended and Restated Credit Agreement dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; Hotwire, Inc., a Delaware corporation, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.		8-K	000-51447	10.1	09/11/2014

10.7	First Amendment, dated as of February 4, 2016, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.		8-K	001-37429	10.1	02/08/2016

10.8	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007

10.9	Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		10-K	000-51447	10.11	02/09/2012

10.10*	Third Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	000-51447	Appendix A	04/30/2015

10.11*	Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan		S-8	333-206990	99.1	09/17/2015

10.12*	HomeAway, Inc. 2011 Equity Incentive Plan		S-8	333-208548	99.1	12/15/2015

10.13*	Expedia, Inc. 2013 Employee Stock Purchase Plan		DEF14A	000-51447	Appendix B	04/30/2013

10.14*	Expedia, Inc. 2013 International Employee Stock Purchase Plan		DEF 14A	000-51447	Appendix C	04/30/2013

10.15*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.1	08/01/2014

10.16*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Domestic Employees)		10-K	000-51447	10.13	02/06/2015

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.17*	Form of Expedia, Inc. Stock Option Agreement (Domestic Employees)		10-K	000-51447	10.14	02/06/2015

10.18*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Installment Vesting)		10-Q	000-51447	10.3	04/30/2009

10.19*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Cliff Vesting)		10-Q	000-51447	10.4	04/30/2009
10.20*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	02/19/2009

10.21*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	02/19/2009

10.22*	First Amendment of the Executed Deferred Compensation Plan, effective as of December 31, 2014		10-K	000-51447	10.20	02/06/2015

10.23*	Employment Agreement between Dara Khosrowshahi and Expedia, Inc., effective as of March 31, 2015		8-K	000-51447	10.1	04/01/2015

10.24*	Second Amended and Restated Expedia, Inc. Restricted Stock Unit Agreement for Dara Khosrowshahi, dated as of December 20, 2011		8-K	000-51447	10.5	12/27/2011

10.25*	Expedia, Inc. Stock Option Agreement for Dara Khosrowshahi, dated as of March 31, 2015		8-K	000-51447	10.2	04/01/2015

10.26*	Expedia, Inc. Stock Option Agreement for Dara Khosrowshahi, dated as of March 31, 2015		8-K	000-51447	10.3	04/01/2015

10.27*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005

10.28*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005

10.29*	Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective as of October 20, 2011		S-4/A	333-175828	10.17	10/24/2011

10.30*	Amendment to the Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective March 7, 2014		8-K	000-51447	10.1	03/07/2014

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.31*	Second Amendment to the Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., dated September 11, 2014		8-K	000-51447	10.1	09/12/2014

10.32*	Employment Agreement between Robert J. Dzielak and Expedia, Inc., effective as of March 2, 2015		8-K	000-51447	10.1	03/04/2015

21	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1***	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.3***	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

*	Indicates a management contract or compensatory plan or arrangement.
**	Indicates reference to filing of IAC/InterActiveCorp
***	Furnished herewith

Signatures

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia, Inc.

By:	/s/ DARA KHOSROWSHAHI
Dara Khosrowshahi Chief Executive Officer

February 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 10, 2016.

Signature	Title

/s/ DARA KHOSROWSHAHI	Chief Executive Officer, President and Director
Dara Khosrowshahi	(Principal Executive Officer)

/s/ MARK D. OKERSTROM	Chief Financial Officer
Mark D. Okerstrom	(Principal Financial Officer)

/s/ LANCE A. SOLIDAY	Chief Accounting Officer and Controller
Lance A. Soliday	(Principal Accounting Officer)

/s/ BARRY DILLER	Director (Chairman of the Board)
Barry Diller

/s/ VICTOR A. KAUFMAN	Director (Vice Chairman)
Victor A. Kaufman

/s/ A. GEORGE BATTLE	Director
A. George Battle

/s/ JONATHAN L. DOLGEN	Director
Jonathan L. Dolgen

/s/ JOHN C. MALONE	Director
John C. Malone

/s/ CRAIG A. JACOBSON	Director
Craig A. Jacobson

/s/ PETER M. KERN	Director
Peter M. Kern

/s/ PAMELA L. COE	Director
Pamela L. Coe

/s/ JOSÉ A. TAZÓN	Director
José A. Tazón

/s/ SUSAN C. ATHEY	Director
Susan C. Athey

/s/ CHRISTOPHER W. SHEAN	Director
Christopher W. Shean

/s/ ALEXANDER VON FURSTENBERG	Director
Alexander von Furstenberg

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Expedia, Inc.

We have audited the accompanying consolidated balance sheets of Expedia, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expedia, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2016 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

February 10, 2016

Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014	2013
	(In thousands, except for per share data)
Revenue	$6,672,317	$5,763,485	$4,771,259

Costs and expenses:
Cost of revenue (1)	1,309,559	1,179,081	1,038,034
Selling and marketing (1)	3,381,086	2,808,329	2,196,145
Technology and content (1)	830,244	686,154	577,820
General and administrative (1)	573,913	425,373	377,078
Amortization of intangible assets	163,665	79,615	71,731
Legal reserves, occupancy tax and other	(104,587)	41,539	77,919
Restructuring and related reorganization charges (1)	104,871	25,630	—
Acquisition-related and other (1)	—	—	66,472

Operating income	413,566	517,764	366,060

Other income (expense):
Interest income	16,695	27,288	24,779
Interest expense	(126,195)	(98,089)	(87,358)
Gain on sale of business	508,810	—	—
Other, net	113,086	17,678	(2,788)

Total other income (expense), net	512,396	(53,123)	(65,367)

Income before income taxes	925,962	464,641	300,693
Provision for income taxes	(203,214)	(91,691)	(84,335)

Net income	722,748	372,950	216,358
Net loss attributable to noncontrolling interests	41,717	25,147	16,492

Net income attributable to Expedia, Inc.	$764,465	$398,097	$232,850

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$5.87	$3.09	$1.73
Diluted	5.70	2.99	1.67

Shares used in computing earnings per share:
Basic	130,159	128,912	134,912
Diluted	134,018	133,168	139,593
Dividends declared per common share	$0.84	$0.66	$0.56
(1) Includes stock-based compensation as follows:
Cost of revenue	$5,307	$3,921	$3,752
Selling and marketing	33,164	18,067	16,190
Technology and content	26,766	22,100	20,465
General and administrative	80,082	40,923	33,123
Restructuring and related reorganization charges	32,749	—	—
Acquisition-related and other	—	—	56,643

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$722,748	$372,950	$216,358
Other comprehensive income (loss), net of tax
Currency translation adjustments and other, net of taxes	(147,815)	(164,666)	23,506
Net reclassification of foreign currency translation adjustments into total other income (expenses), net	(43,183)	—	—
Unrealized gains (losses) on available for sale securities, net of taxes	(67)	(60)	(1,324)

Other comprehensive income (loss), net of tax	(191,065)	(164,726)	22,182

Comprehensive income	531,683	208,224	238,540
Less: Comprehensive income (loss) attributable to noncontrolling interests	(86,662)	(32,902)	(12,485)

Comprehensive income attributable to Expedia, Inc.	$618,345	$241,126	$251,025

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,676,299	$1,402,700
Restricted cash and cash equivalents	11,324	34,888
Short-term investments	33,739	355,780
Accounts receivable, net of allowance of $27,035 and $13,760	1,082,406	778,334
Deferred income taxes	—	169,269
Income taxes receivable	13,805	17,161
Prepaid expenses and other current assets	161,188	166,357

Total current assets	2,978,761	2,924,489
Property and equipment, net	1,064,259	553,126
Long-term investments and other assets	658,439	286,882
Deferred income taxes	15,458	10,053
Intangible assets, net	2,793,954	1,290,087
Goodwill	7,992,941	3,955,901

TOTAL ASSETS	$15,503,812	$9,020,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, merchant	$1,329,870	$1,188,483
Accounts payable, other	485,557	361,382
Deferred merchant bookings	2,337,037	1,761,258
Deferred revenue	235,809	62,206
Income taxes payable	68,019	59,661
Accrued expenses and other current liabilities	1,469,725	753,625

Total current liabilities	5,926,017	4,186,615
Long-term debt	3,201,277	1,746,787
Deferred income taxes	473,841	452,958
Other long-term liabilities	314,432	180,376

Commitments and contingencies
Redeemable noncontrolling interests	658,478	560,073

Stockholders’ equity:
Common stock $.0001 par value	22	20
Authorized shares: 1,600,000
Shares issued: 220,383 and 196,802
Shares outstanding: 137,459 and 114,267
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	8,696,508	5,921,140
Treasury stock — Common stock, at cost	(4,054,909)	(3,998,120)
Shares: 82,924 and 82,535
Retained earnings	507,666	—
Accumulated other comprehensive income (loss)	(284,894)	(138,774)

Total Expedia, Inc. stockholders’ equity	4,864,394	1,784,267
Non-redeemable noncontrolling interest	65,373	109,462

Total stockholders’ equity	4,929,767	1,893,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,503,812	$9,020,538

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable noncontrolling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2012	189,254,916	$19	12,799,999	$1	$5,675,075	66,725,321	$(2,952,790)	$(442,068)	$22	$109,129	2,389,388
Net income (excludes $7,130 of net loss attributable to redeemable noncontrolling interests)								232,850		(9,362)	223,488
Other comprehensive income, net of taxes									18,175	4,007	22,182
Proceeds from exercise of equity instruments and employee stock purchase plans	3,307,451	—			52,081						52,081
Tax benefits on equity awards					38,799						38,799
Treasury stock activity related to vesting of equity instruments						159,181	(7,993)				(7,993)
Common stock repurchases						9,259,400	(514,907)				(514,907)
Proceeds from issuance of treasury stock					15,258	(467,672)	10,015				25,273
Cash dividends					(75,760)						(75,760)
Adjustment to the fair value of redeemable noncontrolling interests					(26,614)						(26,614)
Changes in ownership of noncontrolling interests					6,928					9,747	16,675
Stock-based compensation expense					116,735						116,735
Other					(362)						(362)

Balance as of December 31, 2013	192,562,367	19	12,799,999	1	5,802,140	75,676,230	(3,465,675)	(209,218)	18,197	113,521	2,258,985
Net income (excludes $9,690 of net loss attributable to redeemable noncontrolling interest)								398,097		(15,457)	382,640
Other comprehensive income (loss), net of taxes									(156,971)	10,465	(146,506)
Proceeds from exercise of equity instruments and employee stock purchase plans	4,064,829	1			104,598						104,599
Tax benefits on equity awards					57,132						57,132
Issuance of common stock in connection with acquisition	175,040	—			—						—
Treasury stock activity related to vesting of equity instruments						9,689	(773)				(773)
Common stock repurchases						7,040,621	(537,088)				(537,088)
Proceeds from issuance of treasury stock					14,988	(264,608)	5,416				20,404
Cash dividends					(38,833)			(45,864)			(84,697)
Adjustment to the fair value of redeemable noncontrolling interests					(116,969)			(143,015)			(259,984)
Changes in ownership of noncontrolling interests					24,090					933	25,023
Stock-based compensation expense					69,620						69,620
Other					4,374	73,464	—				4,374

Balance as of December 31, 2014	196,802,236	$20	12,799,999	$1	$5,921,140	82,535,396	$(3,998,120)	$—	$(138,774)	$109,462	$1,893,729

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable noncontrolling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Net income (excludes $15,417 of net loss attributable to redeemable noncontrolling interest)								764,465		(26,300)	738,165
Other comprehensive income (loss), net of taxes									(146,120)	641	(145,479)
Proceeds from exercise of equity instruments and employee stock purchase plans	3,385,749	—			96,534						96,534
Withholding taxes for stock options					(85,033)						(85,033)
Tax benefits on equity awards					89,128						89,128
Issuance of common stock in connection with acquisitions	20,195,139	2			2,552,340						2,552,342
Treasury stock activity related to vesting of equity instruments						127,712	(15,763)				(15,763)
Common stock repurchases						525,504	(44,822)				(44,822)
Proceeds from issuance of treasury stock					18,779	(264,841)	3,796				22,575
Cash dividends					—			(108,778)			(108,778)
Adjustment to the fair value of redeemable noncontrolling interests					(40,558)			(148,021)			(188,579)
Sale of controlling interest in eLong					—					(92,550)	(92,550)
Acquisition of noncontrolling interest					—					64,115	64,115
Other changes in ownership of noncontrolling interests					(4,198)					10,005	5,807
Stock-based compensation expense					147,988						147,988
Other					388						388

Balance as of December 31, 2015	220,383,124	$22	12,799,999	$1	$8,696,508	82,923,771	$(4,054,909)	$507,666	$(284,894)	$65,373	$4,929,767

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Operating activities:
Net income	$722,748	$372,950	$216,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	336,680	265,817	211,744
Amortization of stock-based compensation	178,068	85,011	130,173
Amortization of intangible assets	163,665	79,615	71,731
Deferred income taxes	(21,635)	(79,031)	(772)
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	88,528	79,410	56,822
Realized (gain) loss on foreign currency forwards	(54,226)	5,481	(40,850)
Gain on sale of business	(508,810)	—	—
Noncontrolling interest basis adjustment	(77,400)	—	—
Other	15,865	8,966	10,576
Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	(198,262)	(157,957)	(127,327)
Prepaid expenses and other assets	97,701	(65,203)	(18,724)
Accounts payable, merchant	97,248	110,603	91,503
Accounts payable, other, accrued expenses and other current liabilities	194,458	271,454	(68,239)
Tax payable/receivable, net	39,776	39,971	(29,746)
Deferred merchant bookings	299,534	331,133	246,229
Deferred revenue	(5,893)	18,739	13,722

Net cash provided by operating activities from continuing operations	1,368,045	1,366,959	763,200

Investing activities:
Capital expenditures, including internal-use software and website development	(787,041)	(328,387)	(308,581)
Purchases of investments	(521,329)	(1,194,210)	(1,216,591)
Sales and maturities of investments	410,923	1,162,557	1,502,576
Acquisitions, net of cash acquired	(2,063,649)	(560,668)	(541,247)
Proceeds from sale of business, net of cash divested and disposal costs	523,882	—	—
Net settlement of foreign currency forwards	54,226	(5,481)	40,850
Other, net	11,728	1,932	(2,520)

Net cash used in investing activities from continuing operations	(2,371,260)	(924,257)	(525,513)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	1,441,860	492,894	—
Purchases of treasury stock	(60,546)	(537,861)	(522,900)
Proceeds from issuance of treasury stock	22,575	20,404	25,273
Payment of dividends to stockholders	(108,527)	(84,697)	(75,760)
Proceeds from exercise of equity awards and employee stock purchase plan	97,716	108,121	56,836
Excess tax benefit on equity awards	90,855	58,156	39,606
Withholding taxes for stock option exercises	(85,033)	—	—
Other, net	5,299	(8,868)	(15,571)

Net cash provided by (used in) financing activities from continuing operations	1,404,199	48,149	(492,516)

Net cash provided by (used in) continuing operations	400,984	490,851	(254,829)
Net cash provided by discontinued operations	—	—	13,637
Effect of exchange rate changes on cash and cash equivalents	(127,385)	(109,184)	(30,936)

Net increase (decrease) in cash and cash equivalents	273,599	381,667	(272,128)
Cash and cash equivalents at beginning of year	1,402,700	1,021,033	1,293,161

Cash and cash equivalents at end of year	$1,676,299	$1,402,700	$1,021,033

Supplemental cash flow information
Cash paid for interest from continuing operations	$109,507	$87,555	$84,136
Income tax payments, net from continuing operations	96,834	70,339	73,439

See notes to consolidated financial statements.

Expedia, Inc.

Notes to Consolidated Financial Statements

NOTE 1 — Organization and Basis of Presentation

Description of Business

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.com™, Travelocity®, Expedia® Affiliate Network, Classic Vacations®, Expedia Local Expert®, Egencia®, Expedia® CruiseShipCenters®, Venere Net SpA (“Venere”), trivago GmbH (“trivago”), CarRentals.com™, Wotif.com Holdings Limited (“Wotif Group”), Orbitz Worldwide, Inc. (“Orbitz”) acquired in September 2015, HomeAway, Inc. acquired in December 2015, and eLong ™, Inc. (“eLong”) through its sale on May 22, 2015. In addition, many of these brands have related international points of sale, including those as part of AirAsia-Expedia upon our acquisition of a controlling interest in March 2015. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

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

Seasonality

We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, are experienced in the second half of the year as selling and marketing costs offset revenue in the first half of the year as we aggressively market during the busy booking period for summer travel. As a result, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations or a change in our product mix, including the assimilation, growth and shift to more of a transaction-based business model for the vacation rental listing business of HomeAway, may influence the typical trend of the seasonality in the future.

NOTE 2 — Significant Accounting Policies

Consolidation

Our consolidated financial statements include the accounts of Expedia, Inc., our wholly-owned subsidiaries, and entities for which we control a majority of the entity’s outstanding common stock. We record noncontrolling interest in our consolidated financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Noncontrolling interest in the earnings and losses of consolidated subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated entities, which includes the noncontrolling interest share of net income or loss from our redeemable and non-redeemable noncontrolling interest entities.

We characterize our minority interest in AirAsia-Expedia as a non-redeemable noncontrolling interest and classify it as a component of stockholders’ equity in our consolidated financial statements. Noncontrolling interests with shares redeemable at the option of the minority holders, such as trivago, have been included in redeemable noncontrolling interests. See “Redeemable Noncontrolling Interest” below for further information.

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

Reclassifications

We have reclassified certain amounts related to our prior period results to conform to our current period presentation. We also included a reclassification on our consolidated balance sheet as of December 31, 2014 to correct the immaterial presentation of cash dividends as a reduction to retained earnings to the extent the Company maintained retained earnings instead of additional paid-in capital.

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

We offer travel products and services on a stand-alone and package basis primarily through the following business models: the merchant model, the agency model and the advertising model. In addition, upon our acquisition of HomeAway on December 15, 2015, we also earn revenue related to vacation rental listing and other ancillary services provided to property owners and managers.

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

Vacation rental listing revenue is primarily earned on a subscription basis where property owners or managers purchase in advance online advertising services related to the listing of their properties for rent over a fixed term (typically one year). Listing revenue is also generated on a commission basis, when traveler bookings are completed on our websites.

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

Vacation Rental Listing and Other Ancillary Services. Payments for term-based paid subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably on a straight-line basis over the listing period. Revenue for performance-based listings is calculated as a percentage of the traveler booking or a fixed fee-per-inquiry stated in the arrangement and recognized when the service has been performed or as the customers’ refund privileges lapse, which is typically at check-in. Revenue from other ancillary vacation rental services or products are recorded either upon delivery or when we provide the service.

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

We record investments using the equity method when we have the ability to exercise significant influence over the investee. Equity investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified within long-term investments and other assets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments. As of December 31, 2015 and 2014, we had $299 million and $12 million of cost method investments.

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

Business Combinations

We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and trade names, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that simplifies the accounting for measurement-period adjustments in a business combination. Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years with early adoption permitted for financial statements that have not been issued. We elected to early adopt the third quarter of 2015.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we typically first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If so, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise. Periodically, we may choose to forgo the initial qualitative assessment and perform quantitative analysis to assist in our annual evaluation.

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

In our evaluation of our indefinite-lived intangible assets, we typically first perform a qualitative assessment to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired. If so, we perform a quantitative assessment and an impairment charge is recorded for the excess of the carrying value of indefinite-lived intangible assets over their fair value. We base our measurement of fair value of indefinite-lived intangible assets, which primarily consist of trade name and trademarks, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. As with goodwill, periodically, we may choose to forgo the initial qualitative assessment and perform quantitative analysis to assist in our annual evaluation of indefinite-lived intangible assets.

Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of less than one to twelve years. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.

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

In November 2015, the FASB issued an ASU that simplified the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. Under the previous practice, the requirement was to separate deferred taxes into current and noncurrent amounts on the balance sheet. The new standard does not affect the requirement to offset deferred tax assets and liabilities for each taxpaying component within a tax jurisdiction. We elected to early adopt for the current reporting period ending December 31, 2015 on a prospective basis. Other than the revised balance sheet presentation of deferred income tax assets and liabilities, the adoption of this standard did not have an effect on our consolidated financial statements.

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

Discontinued Operations

As of January 1, 2015, we adopted the ASU amending the requirements for reporting discontinued operations, which may include a component of an entity or a group of components of an entity. The amendment limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results and it also requires expanded disclosures surrounding discontinued operations. Upon adoption, the standard impacted how we assess and report discontinued operations, including our divestiture of eLong during the second quarter of 2015 as disclosed below in Note 4 – Disposition of Business.

On December 20, 2011, we completed the spin-off of TripAdvisor, which was accounted for as a discontinued operation. During 2013, we received an income tax refund of $14 million related to a tax benefit for extinguishment of debt, which was included within cash provided by discontinued operations in our consolidated statement of cash flows for the period.

Derivative Instruments

Derivative instruments are carried at fair value on our consolidated balance sheets. The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date.

At December 31, 2015 and 2014, our derivative instruments primarily consisted of foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. We do not hold or issue financial instruments for speculative or trading purposes.

In June 2015, we issued Euro 650 million of registered senior unsecured notes that are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The aggregate principal value of the 2.5% Notes is designated as a hedge of our net investment in certain Euro functional currency subsidiaries. The notes are measured at Euro to U.S. Dollar exchange rates at each balance sheet date and transaction gains or losses due to changes in rates are recorded in accumulated other comprehensive income (loss) (“OCI”). The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in accumulated OCI Since the notional amount of the recorded Euro-denominated debt is less than the notional amount of our net investment, we do not expect to incur any ineffectiveness on this hedge.

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

Loyalty and Points Based Offers. We offer certain internally administered traveler loyalty programs to our customers, such as our Hotels.com Rewards® program, our Brand Expedia Expedia® + rewards program and our Orbitz rewards program. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia+ rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 20 Brand Expedia websites. Orbitz Rewards allows travelers to earn OrbucksSM , the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, we record a liability for the estimated future cost of redemptions. We determine the future redemption obligation based on factors that require significant judgment including: (i) the estimated cost of travel products to be redeemed, and (ii) an estimated redemption rate based on the overall accumulation and usage of points towards free travel products, which is determined through current and historical trends as well as statistical modeling techniques. As of December 31, 2015 and 2014, we had a liability related to our loyalty programs of $364 million and $235 million included in accrued expenses and other current liabilities.

Advertising Expense

We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2015, 2014 and 2013, our advertising expense was $2.1 billion, $1.6 billion and $1.2 billion. As of December 31, 2015 and 2014, we had $16 million and $24 million of prepaid marketing expenses included in prepaid expenses and other current assets.

Stock-Based Compensation

We measure and amortize the fair value of stock options and restricted stock units (“RSUs”) as follows:

Stock Options. We measure the value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option pricing models. The valuation models incorporate various assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on historical volatility of our common stock and other relevant factors. We base our expected term assumptions on our historical experience and on the terms and conditions of the stock awards granted to employees. We amortize the fair value, net of estimated forfeitures, over the remaining vesting term on a straight-line basis. The majority of our stock options vest over four years.

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

In April 2015, the FASB issued guidance to clarify the accounting for fees paid by a customer in a cloud computing arrangement. This standard clarifies whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. This guidance is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. Upon adoption, an entity may apply the new guidance prospectively or retrospectively to all prior periods presented in the financial statements. We anticipate adopting this new guidance prospectively on January 1, 2016 with no material impact on our consolidated financial statements.

In January 2016, the FASB issued new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

NOTE 3 — Acquisitions and Other Investments

2015 Acquisition and Other Investment Activity

HomeAway Acquisition. On December 15, 2015, we completed our acquisition of HomeAway, Inc., including all of its brands, for total purchase consideration of $3.6 billion primarily in cash and Expedia common stock. With Expedia’s expertise in powering global transactional platforms and our industry-leading technology capabilities, we will partner with HomeAway to accelerate their shift from a classified marketplace to an online, transactional model to create even better experiences for HomeAway’s global traveler audience and the owners and managers of its properties around the world.

Each outstanding share of common stock of HomeAway immediately prior to the acquisition was exchanged for $10.15 in cash and 0.2065 of a share of Expedia common stock, with cash paid in lieu of fractional shares. The preliminary aggregate purchase consideration for HomeAway is as follows (in thousands):

Fair value of shares of Expedia common stock issued to HomeAway stockholders and equity award holders	$2,515,755
Cash consideration paid to HomeAway stockholders and equity award holders	1,027,061
Replacement restricted stock units and stock options attributable to pre-acquisition service	19,513

Total purchase consideration	$3,562,329

The fair value of common stock shares issued was based on the closing price of Expedia’s common stock at December 14, 2015 and included the fair value of shares of Expedia common stock issued to (i) HomeAway stockholders based on approximately 97 million HomeAway shares outstanding as of December 14, 2015 and (ii) holders of equity awards vested as of December 14, 2015. Approximately 20 million shares of Expedia common stock were issued in connection with the acquisition of HomeAway. Purchase consideration also included $20 million for the portion of certain unvested employee options and restricted stock unit awards of HomeAway attributable to pre-combination service, which were replaced with Expedia awards in conjunction with the acquisition and measured at fair value on the acquisition date. The fair value for the portion of the awards attributable to post-combination service was $106 million, net of estimated forfeitures.

Due to the limited amount of time since the acquisition of HomeAway, the purchase price allocation was based on a preliminary valuation of the assets acquired and liabilities assumed and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available. The final allocation may include changes to the acquisition date fair value of intangible assets, goodwill, deferred taxes, deferred revenue as well as operating assets and liabilities. The following summarizes the preliminary allocation of the purchase price for HomeAway, in thousands:

Cash	$900,281
Other current assets(1)	54,665
Long-term assets	81,564
Intangible assets with definite lives(2)	555,600
Intangible assets with indefinite lives(3)	196,900
Goodwill	2,602,712
Deferred revenue	(182,978)
Other current liabilities	(104,316)
Debt	(402,500)
Other long-term liabilities	(31,122)
Deferred tax liabilities, net	(108,477)

Total	$3,562,329

(1)	Gross accounts receivable was $25 million, of which $1 million was estimated to be uncollectible.
(2)	Acquired definite-lived intangible assets primarily consist of supplier relationships, customer relationships and developed technology assets with average lives ranging from less than one to twelve years and an estimated combined weighted average useful life of 5.73 years.
(3)	Acquired indefinite-lived intangible assets primarily consist of trade names and trademarks.

The goodwill of $2.6 billion is primarily attributable to assembled workforce and operating synergies as it relates to the shift to a transaction model. The goodwill has been allocated to the new HomeAway reportable segment and is not expected to be deductible for tax purposes.

We assumed approximately $403 million of 0.125% Convertible Senior Notes due 2019 (the “Convertible Notes”) in connection with the HomeAway acquisition. However, following the consummation of the HomeAway acquisition, we subsequently delivered a notice to holders of the Convertible Notes, as required per the terms of the Convertible Notes indenture, to which each holder of the Convertible Notes had the right to (i) require the Company to repurchase its Convertible Notes for cash at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest or (ii) convert its Convertible Notes, at a specified conversion rate into HomeAway common stock (which, following consummation of the HomeAway acquisition, represented the right to receive the transaction consideration) or (iii) allow the Convertible Notes to remain outstanding for the remaining term. As a result, the majority of the Convertible Notes, or $377 million, were repurchased during the January 2016, and we have therefore determined the fair value of the Convertible Notes on the date of acquisition to be equal to the principal amount of the Convertible Notes.

In connection with the issuance of the Convertible Notes, HomeAway also sold warrants (the “Warrants”) to acquire approximately 7.7 million shares of HomeAway common stock. As a result of the merger, the Warrant holders had the right to terminate the Warrants at fair value as determined in a commercially reasonable manner. A portion of such Warrants were settled on December 16, 2015 for $23 million in cash, with the $8 million remainder settled in January 2016.

Both the Convertible Notes and the Warrants outstanding as of December 31, 2015 were included in accrued expenses and other current liabilities.

HomeAway was consolidated into our financial statements starting on the acquisition date and we have recognized a related $20 million in revenue and $14 million in operating losses, including fees related to the acquisition that are not allocated to the segment, for 2015.

In connection with the acquisition, HomeAway incurred fees paid to financial advisors totaling approximately $33 million, which were contingent upon closing and were excluded from both Expedia’s consolidated statement of operations and the pre-combination financial statements of HomeAway.

Orbitz Acquisition. On September 17, 2015, we completed our acquisition of Orbitz Worldwide, Inc., including all of its brands, including Orbitz, ebookers, HotelClub, CheapTickets, Orbitz Partner Network and Orbitz for Business, for a total purchase consideration of $1.8 billion. The acquisition provides Expedia the opportunity to deliver a better customer experience to Orbitz’ loyal customer base and to further enhance the marketing and distribution capabilities we offer to our global supply partners.

The purchase consideration consisted primarily of $1.4 billion in cash, or $12 per share for all shares of Orbitz common stock outstanding as of the purchase date, as well as the settlement of $432 million of pre-existing Orbitz debt at the closing of the acquisition. Purchase consideration also included $17 million for the portion of certain unvested employee restricted stock unit awards of Orbitz attributable to pre-combination service, which were replaced with Expedia awards in conjunction with the acquisition and measured at fair value on the acquisition date. The fair value for the portion of the awards attributable to post-combination service was $49 million, net of estimated forfeitures, of which $34 million was recognized during 2015.

The purchase price allocation was based on a preliminary valuation of the assets acquired and liabilities assumed and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available. The final allocation may include changes to the acquisition date fair value of intangible assets, goodwill, deferred taxes, deferred revenue, accounts receivable, loyalty liabilities and other current liabilities as well as other items. The following summarizes the preliminary allocation of the purchase price for Orbitz, in thousands:

Cash consideration for shares	$1,362,362
Settlement of Orbitz debt	432,231
Replacement restricted stock units attributable to pre-acquisition service	16,717
Other consideration	2,214

Total purchase consideration	$1,813,524

Cash	$194,515
Accounts receivable, net(1)	147,517
Other current assets	33,728
Long-term assets	115,163
Intangible assets with definite lives(2)	515,384
Intangible assets with indefinite lives(3)	166,800
Goodwill	1,443,521
Current liabilities	(635,209)
Other long-term liabilites	(54,627)
Deferred tax liabilities, net	(113,268)

Total	$1,813,524

(1)	Gross accounts receivable was $157 million, of which $9 million was estimated to be uncollectible.

(2)	Acquired definite-lived intangible assets primarily consist of customer relationship assets, developed technology assets and partner relationship assets with estimated useful lives ranging from less than one to ten years with a weighted average life of 6.03 years.
(3)	Acquired indefinite-lived intangible assets primarily consist of trade names and trademarks.

The goodwill of $1.4 billion is primarily attributable to operating synergies. The goodwill has been allocated to the Core Online Travel Agencies (“Core OTA”) segment and is not expected to be deductible for tax purposes. Orbitz was consolidated into our financial statements starting on the acquisition date and we have recognized a related $196 million in revenue and $163 million in operating losses, including restructuring charges of $92 million as well as fees related to the acquisition that are not allocated to the Core OTA segment, for 2015.

In connection with the merger, Orbitz incurred fees paid to financial advisors totaling approximately $25 million, which were contingent upon closing and were excluded from both Expedia’s consolidated statement of operations and the pre-combination financial statements of Orbitz. In addition, Orbitz offered certain employees a continuity incentive of approximately $30 million for continuing employment through the closing date and beyond. The first half of the incentives were contingent and paid upon the closing of the acquisition and related to service provided in the pre-acquisition period. The second half of the incentive is payable 180 days after the closing (or upon involuntary termination, if applicable) and is being expensed to restructuring and related reorganization charges over the applicable service period.

For information related to restructuring plans as a result of the merger, see Note 15 — Restructuring and Related Reorganization Charges. For information related to claims, proceedings and inquiries related to hotel occupancy and other taxes for Orbitz, see Note 17 — Commitments and Contingencies.

Combined Pro forma Information (Unaudited). Supplemental information on an unaudited combined pro forma basis, as if the HomeAway and Orbitz acquisitions had been consummated on January 1, 2014, is presented as follows, in thousands:

	Years Ended December 31,
	2015	2014
Revenue	$7,838,863	$7,110,688
Net income attributable to Expedia, Inc.	816,634	301,331

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

Other 2015 Acquisitions. On March 10, 2015, we completed the acquisition of an additional 25% equity interest of AAE Travel Pte. Ltd., the joint venture formed between Expedia and AirAsia Berhad in 2011, for cash consideration of approximately $94 million. This investment increased our total ownership in the venture from 50% to 75% and resulted in the consolidation of the entity. In conjunction with the acquisition of the additional interest, we remeasured our previously held equity interest to fair value, excluding any acquisition premium, and recognized a gain of $77 million in other, net during the period. The fair value of the 25% noncontrolling interest, including an acquisition premium, was estimated to be $64 million at the time of the acquisition. Both fair values were determined based on various valuation techniques, including market comparables and discounted cash flow projections (Level 3 inputs).

On January 23, 2015, we acquired the Travelocity brand and other associated assets from Sabre for $280 million in cash consideration. As a result of the asset acquisition, the strategic marketing and other related agreements entered into in 2013 were terminated. Under the terms of the strategic marketing agreement, Travelocity was compensated through a performance-based marketing fee related to bookings powered by Expedia made through Travelocity-branded websites in the United States and Canada. Revenue earned on the Travelocity websites was recorded as a component of Expedia’s net revenue in accordance with our revenue recognition policies and the related marketing fee paid to Travelocity was recorded as selling and marketing expense. In conjunction with the acquisition, we did not acquire any cash or working capital assets or assume any liabilities.

In addition, we completed three other acquisitions during 2015 for a total purchase price of $9 million.

The following summarizes the allocation of the purchase price for the 2015 acquisitions, excluding HomeAway and Orbitz, in thousands:

Goodwill	$196,431
Intangible assets with indefinite lives	163,400
Intangible assets with definite lives(1)	146,126
Net assets and non-controlling interests acquired(2)	(23,366)
Deferred tax liabilities	(7,910)

Total(3)	$474,681

(1)	Acquired definite-lived intangible assets primarily consist of customer relationship, reacquired right and supplier relationship assets and have estimated useful lives of between four and ten years with a weighted average life of 5.8 years.
(2)	Includes cash acquired of $41 million.
(3)	The total purchase price includes noncash consideration of $99 million related to an equity method investment, which is currently consolidated upon our acquisition of a controlling interest, as discussed above, with the remainder paid in cash during the period.

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

Acquisition-related Costs. Other than costs mentioned above related to Orbitz and HomeAway that were contingent upon closing and those costs related to cost method investments, total acquisition-related costs incurred by Expedia in 2015, which included legal, finance, consulting and other professional fees, were expensed as incurred within general and administrative expenses and were approximately $47 million.

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

The goodwill of $350 million is primarily attributed to assembled workforce and operating synergies. The goodwill has been allocated to the Core OTA segment and is expected to be deductible for tax purposes. Acquisition-related costs were expensed as incurred within general and administrative expenses and were approximately $7 million.

During 2014, we completed three other acquisitions, including a leading online car rental reservation company in Europe, for total consideration of $85 million, which included cash paid of $77 million and existing equity interest of $7 million. As a result of these acquisitions, we acquired net liabilities of $19 million, including cash of $48 million, as well as recorded deferred tax liabilities of $17 million, $70 million in goodwill and $51 million of intangible assets with definite lives with a weighted average amortization life of 6.1 years. In conjunction with our acquisition of a consolidating interest in one of the companies, we remeasured our previously held equity interest to fair value at the acquisition date and recognized a gain of $3 million in other, net during the period.

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

2013 Acquisition Activity

During 2013, we completed the purchase of a 63% equity position (61.6% on a fully diluted basis) in trivago GmbH, a leading hotel metasearch company based in Germany. trivago was acquired due to the quality and strength of its product and brand and our belief that the company will continue to scale as it expands globally. In conjunction with the acquisition, we paid €434 million in cash, or approximately $564 million based on March 8, 2013 exchange rates, of which $554 million was paid to the shareholders of trivago and $10 million was used to settle a portion of an employee compensation plan. In addition, we agreed to issue 875,200 shares of Expedia,

Inc. common stock to certain employee stockholders in five equal increments on or about each of the first through fifth anniversaries of the acquisition. The number of shares of Expedia common stock was calculated based on the aggregate value of €43 million using a thirty-day trailing average of closing trading prices and exchange rates prior to acquisition. During the first quarter of 2014 and 2015, we issued the first two increments of 175,040 shares of Expedia, Inc. common stock. Also in conjunction with the acquisition, we replaced certain employee stock-based awards of the acquiree, which related to pre-combination service, for an acquisition date fair value of $15 million.

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

Goodwill	$633,436
Intangible assets with indefinite lives	220,416
Intangible assets with definite lives(1)	136,281
Net assets(2)	19,064
Deferred tax liabilities	(111,379)
Redeemable noncontrolling interest	(343,984)

Total	$553,834

(1)	Acquired definite-lived intangible assets primarily consist of technology, partner relationship and non-compete agreement assets and have estimated useful lives of between three and seven years with a weighted average life of 3.7 years.
(2)	Includes cash acquired of $13 million.

The value of the replaced employee stock-based awards of the acquiree was included in the purchase price allocation with a corresponding offset to redeemable noncontrolling interest, because the replacement awards were issued in subsidiary stock.

The goodwill of $633 million is primarily attributed to assembled workforce, operating synergies and potential expansion into other global markets. The goodwill has been allocated to the trivago segment and is not expected to be deductible for tax purposes.

The fair value of the 37% noncontrolling interest was estimated to be $344 million at the time of acquisition based on the fair value per share, excluding the control premium. The control premium was derived directly based on the additional consideration paid to certain shareholders in order to obtain control. The additional consideration was determined to be the best estimate to represent the control premium as it was a premium paid only to the controlling shareholders. In addition, the purchase agreement contains certain put/call rights whereby we may acquire and the minority shareholders of trivago may sell to us up to 50% and 100% of the minority shares of the company at fair value during two windows, the first of which opens in the first quarter of 2016 and the second opens in 2018. As the noncontrolling interest is redeemable at the option of the minority holders, we classified the balance as redeemable noncontrolling interest with future changes in the fair value above the initial basis recorded as charges or credits to retained earnings (or additional paid-in capital in absence of retained earnings). The put/call arrangement includes certain rollover provisions that, if triggered, would cause the minority shares to be treated as though they become mandatorily redeemable, and to be reclassified as a liability at the time such trigger becomes certain to occur. Our redeemable noncontrolling interest balance related to trivago was $654 million as of December 31, 2015, which represents our best estimate of fair value. The final redemption amount could materially differ from this estimate based on the final negotiations. For further information on redeemable noncontrolling interest, see Note 12 — Redeemable Noncontrolling Interests.

trivago’s results of operations have been included in our consolidated results from the transaction closing date forward. Pro forma results of operations have not been presented as such pro forma financial information would not be materially different from historical results. During 2013, the acquisition accounted for approximately 4% of consolidated revenue for the year.

NOTE 4 — Disposition of Business

On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong, Inc., which was a separate reportable segment, for approximately $671 million (or $666 million net of costs to sell and other transaction expenses) to several purchasers, including Ctrip.com International, Ltd. Of the total sales price, approximately $67 million was remitted directly to escrow for estimated tax obligations, and is recorded in long-term investments and other assets on our consolidated balance sheet as of December 31, 2015 and represents a noncash item in our consolidated statement of cash flows. As a result of the sale, we recognized a pre-tax gain of $509 million ($395 million after tax) during 2015 included in gain on sale of business in our consolidated statement of operations.

The following table presents the carrying amounts of our eLong business immediately preceding the disposition on May 22, 2015, in thousands:

Total current assets(1)	$350,196
Total long-term assets	137,709

Total assets divested	$487,905

Total current liabilities	$187,296
Total long-term liabilities	5,782

Total liabilities divested	$193,078

Components of accumulated other comprehensive income divested	45,259
Non-redeemable noncontrolling interest divested	92,550

Net carrying value divested	$157,018

(1)	Includes cash and cash equivalents of approximately $74 million.

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

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating loss(1)	$(85,536)	$(50,757)	$(28,857)
Income (loss) before taxes(2)	438,843	(40,535)	(17,031)
Income (loss) before taxes attributable to Expedia, Inc.(2)	465,400	(25,078)	(7,669)
Net income (loss) attributable to Expedia, Inc.(3)	349,183	(27,119)	(17,518)

(1)	Includes stock-based compensation and amortization of intangible assets of approximately $20 million, $17 million and $11 million for 2015, 2014 and 2013, which are included within Corporate & Eliminations in Note 19 – Segment Information.
(2)	The year ended December 31, 2015 includes the pre-tax gain of $509 million related to the gain on sale.
(3)	The year ended December 31, 2015 includes the after-tax gain of $395 million related to the gain on sale.

NOTE 5 — Fair Value Measurements

Financial assets measured at fair value on a recurring basis as of December 31, 2015 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$218,340	$218,340	$—
Time deposits	29,126	—	29,126
Derivatives:
Foreign currency forward contracts	8,045	—	8,045
Investments:
Corporate debt securities	98,403	—	98,403

Total assets	$353,914	$218,340	$135,574

Financial assets measured at fair value on a recurring basis as of December 31, 2014 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$161,059	$161,059	$—
Time deposits	298,968	—	298,968
Restricted cash:
Time deposits	19,980	—	19,980
Derivatives:
Foreign currency forward contracts	9,176	—	9,176
Investments:
Time deposits	312,762	—	312,762
Corporate debt securities	142,575	—	142,575

Total assets	$944,520	$161,059	$783,461

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of December 31, 2015 and 2014, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of December 31, 2015, we had $34 million of short-term and $65 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million. As of December 31, 2014, we had $43 million of short-term and $100 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.

We use foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated operating liabilities. As of December 31, 2015, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $1.9 billion. We had a net forward asset of $8 million and $9 million recorded in prepaid expenses and other current assets as of December 31, 2015 and 2014. We recorded $46 million, $10 million and $47 million in net gains (losses) from foreign currency forward contracts in 2015, 2014 and 2013.

NOTE 6 — Property and Equipment, Net

Our property and equipment consists of the following:

	December 31,
	2015	2014
	(In thousands)
Capitalized software development	$1,220,822	$1,041,924
Computer equipment	485,074	313,738
Furniture and other equipment	65,939	42,110
Buildings and leasehold improvements	199,604	135,372
Land	130,725	—

	2,102,164	1,533,144
Less: accumulated depreciation	(1,201,744)	(1,011,085)
Projects in progress	163,839	31,067

Property and equipment, net	$1,064,259	$553,126

As of December 31, 2015 and 2014, our recorded capitalized software development costs, net of accumulated amortization, were $484 million and $386 million. For the years ended December 31, 2015, 2014 and 2013, we recorded amortization of capitalized software development costs of $230 million, $185 million and $139 million, most of which is included in technology and content expenses.

On April 30, 2015, we acquired our future corporate headquarters for $229 million, consisting of multiple office and lab buildings located in Seattle, Washington. The acquired building assets are included in construction in process and will begin depreciating when the costs incurred related to the build out of the headquarters are complete and the building assets are ready for their intended use.

NOTE 7 — Goodwill and Intangible Assets, Net

The following table presents our goodwill and intangible assets as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Goodwill	$7,992,941	$3,955,901
Intangible assets with indefinite lives	1,459,854	976,638
Intangible assets with definite lives, net	1,334,100	313,449

	$10,786,895	$5,245,988

Impairment Assessments. We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that impairment may have occurred. As of October 1, 2015 and 2014, we had no impairments to goodwill.

Goodwill. The following table presents the changes in goodwill by reportable segment:

	Core OTA	trivago	Egencia	HomeAway	eLong	Total
	(In thousands)
Balance as of January 1, 2014	$2,781,296	$633,436	$194,651	$—	$54,291	$3,663,674
Additions	402,752	1,045	—	—	14,611	418,408
Foreign exchange translation	(50,553)	(41,062)	(38,327)	—	3,761	(126,181)

Balance as of December 31, 2014	3,133,495	593,419	156,324	—	72,663	3,955,901
Additions	1,633,711	6,241	—	2,602,712	469	4,243,133
Deductions	—	—	—	—	(72,693)	(72,693)
Foreign exchange translation	(49,835)	(60,083)	(23,043)	—	(439)	(133,400)

Balance as of December 31, 2015	$4,717,371	$539,577	$133,281	$2,602,712	$—	$7,992,941

In 2015 and 2014, the additions to goodwill relate primarily to our acquisitions as described in Note 3 — Acquisitions and Other Investments.

As of December 31, 2015 and 2014, accumulated goodwill impairment losses in total were $2.5 billion, which was associated with our Core OTA segment.

Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.

Intangible Assets with Definite Lives. The following table presents the components of our intangible assets with definite lives as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Supplier relationships	$655,414	$(223,666)	$431,748	$357,022	$(200,257)	$156,765
Technology	490,584	(258,261)	232,323	257,045	(216,841)	40,204
Customer relationships	613,277	(73,248)	540,029	110,302	(29,225)	81,077
Domain names	115,102	(34,758)	80,344	51,592	(28,630)	22,962
Other	446,788	(397,132)	49,656	404,441	(392,000)	12,441

Total	$2,321,165	$(987,065)	$1,334,100	$1,180,402	$(866,953)	$313,449

Amortization expense was $164 million, $80 million and $72 million for the years ended December 31, 2015, 2014 and 2013. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2015, assuming no subsequent impairment of the underlying assets, is as follows, in thousands:

2016	$317,909
2017	260,127
2018	247,729
2019	147,768
2020	113,183
2021 and thereafter	247,384

Total	$1,334,100

NOTE 8 — Debt

The following table sets forth our outstanding debt:

	December 31,
	2015	2014
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020, net of discount	749,561	749,485
4.5% senior notes due 2024, net of discount	497,534	497,302
2.5% (€650 million) senior notes due 2022, net of discount	707,653	—
5.0% senior notes due 2026, net of discount	746,529	—

Long-term debt(1)	$3,201,277	$1,746,787

(1)	Excludes debt acquired in the HomeAway acquisition included within accrued expenses and other current liabilities as of December 31, 2015. For further information, see Note 3 — Acquisitions and Other Investments.

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at December 31, 2015 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $750 million in registered senior unsecured notes outstanding at December 31, 2015 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $500 million in registered senior unsecured notes outstanding at December 31, 2015 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year, beginning February 15, 2015. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.

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

In December 2015, we privately placed $750 million of senior unsecured notes that are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and

August of each year, beginning August 15, 2016. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest. We also entered into a registrations rights agreement under which we agreed to use commercially reasonable best efforts intend to file a registration statement to permit the exchange of the 5.0% Notes for registered notes having the same financial terms and covenants as the privately placed notes within 365 days of the issuance of the 5.0% Notes. If we fail to satisfy certain of its obligations under the registration rights agreement, we will be required to pay additional interest of 0.25% per annum to the holders of the 5.0% Notes until such registrations right default is cured.

The 7.456%, 5.95%, 4.5%, 2.5% and 5.0% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. For further information, see Note 22 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $52 million and $39 million as of December 31, 2015 and 2014. The 5.95%, 4.5%, 2.5% and 5.0% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.

The approximate fair value of 7.456% Notes was $555 million and $581 million as of December 31, 2015 and 2014. The approximate fair value of 5.95% Notes was $827 million and $840 million as of December 31, 2015 and 2014. The approximate fair value of 4.5% Notes was $487 million and $504 million as of December 31, 2015 and 2014. The approximate fair value of 2.5% Notes was Euro 644 million ($705 million) as of December 31, 2015. The approximate fair value of 5.0% Notes was $750 million as of December 31, 2015.These fair values were based on quoted market prices in less active markets (Level 2 inputs).

Credit Facility

As of December 31, 2015, Expedia, Inc. maintained a $1 billion unsecured revolving credit facility with a group of lenders that had a September 2019 maturity date, which was unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes. As of December 31, 2015 and 2014, we had no revolving credit facility borrowings outstanding. The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. As of December 31, 2015 and 2014, there was $29 million and $15 million of outstanding stand-by LOCs issued under the facility. The facility contained various restrictive covenants, including a maximum permissible leverage ratio and a minimum permissible interest coverage ratio, and interest payable under the facility was based on the Company’s credit ratings. As of December 31, 2015, the maximum permissible leverage ratio and the minimum interest coverage were both 3.25 to 1.00, the applicable interest rate on drawn amounts was LIBOR plus 150 basis points and the commitment fee on undrawn amounts was 20 basis points.

In February 2016, we entered into an amendment to the revolving credit facility that, among other things, increased the aggregate commitments under the facility to $1.5 billion, extended the maturity date to February 2021, reduced the currently applicable interest rate on drawn amounts by 12.5 basis points to LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts by 2.5 basis points to 17.5 basis points, increased the maximum permissible leverage ratio to 3.75 to 1.00 and reduced the minimum permissible interest coverage ratio to 3.00 to 1.00.

In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia, Inc., that may be terminated at any time by the lender. As of December 31, 2015, we had Euro 20 million in borrowings outstanding included in accrued expenses and other current liabilities on the consolidated balance sheet. Another of our international subsidiaries maintains a $5.6 million uncommitted credit facility, which is guaranteed by Expedia, Inc., that may be terminated at any time by the lender. As of December 31, 2015, we had approximately $5 million in borrowings outstanding included in accrued expenses and other current liabilities on the consolidated balance sheet. As of December 31, 2014, we had no borrowings outstanding under either of these international credit facilities.

NOTE 9 — Employee Benefit Plans

Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $41 million, $36 million and $28 million for the years ended December 31, 2015, 2014 and 2013.

NOTE 10 — Stock-Based Awards and Other Equity Instruments

Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2015, we had approximately 10 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.

The following table presents a summary of our stock option activity:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance as of January 1, 2013	15,236	$25.24
Granted	4,016	65.29
Exercised	(2,730)	18.10
Cancelled	(1,095)	37.87

Balance as of December 31, 2013	15,427	36.03
Granted	4,113	78.70
Exercised	(3,804)	25.66
Cancelled	(1,301)	53.69

Balance as of December 31, 2014	14,435	49.33
Granted	7,572	94.13
Exercised	(4,201)	34.57
Cancelled	(751)	74.06

Balance as of December 31, 2015	17,055	71.77	4.9	$896,377

Exercisable as of December 31, 2015	4,880	42.32	3.2	400,120

Vested and expected to vest after December 31, 2015	15,980	70.70	4.9	856,574

The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2015, based on our closing stock price of $124.30 as of the last trading date in 2015. The total intrinsic value of stock options exercised was $314 million, $208 million and $117 million for the years ended December 31, 2015, 2014 and 2013. Included within options granted for 2015 are 2.7 million options awarded to our Chief Executive Officer with his entry into a new five-year employment agreement, of which 1.1 million options are subject to a stock price performance goal.

During the three years ended December 31, 2015, 2014 and 2013, we awarded stock options as our primary form of stock-based compensation. The fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 were estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models, assuming the following weighted average assumptions:

	2015	2014	2013
Risk-free interest rate	1.19%	1.13%	0.71%
Expected volatility	41.48%	42.97%	44.81%
Expected life (in years)	4.06	4.04	4.07
Dividend yield	0.78%	0.76%	0.80%
Weighted-average estimated fair value of options granted during the year	$30.56	$25.80	$21.96

The following table presents a summary of RSU activity:

	RSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of January 1, 2013	1,218	29.57
Granted	216	63.04
Vested	(480)	23.29
Cancelled	(522)	86.10

Balance as of December 31, 2013	432	50.64
Granted	108	80.94
Vested	(159)	45.90
Cancelled	(44)	55.52

Balance as of December 31, 2014	337	61.97
Granted	1,643	123.42
Vested	(493)	103.73
Cancelled	(91)	67.11

Balance as of December 31, 2015	1,396	119.20

RSUs, which are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests, were our primary form of stock-based award prior to 2009. Our RSUs generally vest over three or four-years, but may accelerate in certain circumstances, including certain changes in control. During 2015, in connection with the acquisitions disclosed in Note 3 – Acquisition and Other Investments, we replaced certain unvested employee RSUs of the acquiree with Expedia awards the amount of which is included within granted in the above table.

The total market value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $60 million, $12 million and $29 million.

In 2015, 2014 and 2013, we recognized total stock-based compensation expense of $178 million, $85 million and $130 million. The total income tax benefit related to stock-based compensation expense was $45 million, $20 million and $17 million for 2015, 2014 and 2013.

Cash received from stock-based award exercises for the years ended December 31, 2015 and 2014 was $89 million and $101 million. Our employees that held IAC vested stock options prior to the IAC/InterActiveCorp (“IAC”) spin-off in August 2005 received vested stock options in both Expedia and IAC. In addition, our employees that held vested Expedia options prior to the TripAdvisor, Inc. (“TripAdvisor”) spin-off on

December 20, 2011 received vested stock options in both Expedia and TripAdvisor. As these IAC and TripAdvisor stock options are exercised, we receive a tax deduction. Total current income tax benefits during the years ended December 31, 2015 and 2014 associated with the exercise of IAC, TripAdvisor and Expedia stock-based awards held by our employees were $130 million and $69 million.

During 2015, our Chairman and Senior Executive exercised options to purchase 1.9 million shares. 0.5 million shares were withheld and concurrently cancelled by the Company to cover the weighted average exercise price of $30.38 per share and 0.8 million shares were withheld and concurrently cancelled to cover tax obligations, with a net delivery of 0.6 million shares.

As of December 31, 2015, there was approximately $345 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 3.0 years.

Employee Stock Purchase Plan

During 2013, we implemented our 2013 Employee Stock Purchase Plan (“ESPP”), which allows shares of our common stock to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. Eligible employees are allowed to contribute up to 10% of their base compensation. During 2015, 2014 and 2013, approximately 95,000, 102,000, and 69,000 shares were purchased under this plan for an average price of $93.30, $68.70 and $46.31 per share. As of December 31, 2015, we have reserved approximately 1.2 million shares of our common stock for issuance under the ESPP.

NOTE 11 — Income Taxes

The following table summarizes our U.S. and foreign income (loss) before income taxes:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
U.S.	$24,397	$176,820	$26,888
Foreign	901,565	287,821	273,805

Total	$925,962	$464,641	$300,693

Provision for Income Taxes

The following table summarizes our provision for income taxes:

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Current income tax expense:
Federal	$154,050	$120,541	$38,209
State	1,440	6,645	(402)
Foreign	69,359	43,536	47,300

Current income tax expense	224,849	170,722	85,107

Deferred income tax (benefit) expense:
Federal	$(6,865)	$(47,390)	$12,371
State	2,156	(2,419)	445
Foreign	(16,926)	(29,222)	(13,588)

Deferred income tax (benefit) expense:	(21,635)	(79,031)	(772)

Income tax expense	$203,214	$91,691	$84,335

We reduced our current income tax payable by $130 million, $69 million and $52 million for the years ended December 31, 2015, 2014 and 2013 for tax deductions attributable to stock-based compensation.

Deferred Income Taxes

As of December 31, 2015 and 2014, the significant components of our deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Provision for accrued expenses	$95,499	$85,778
Loyalty rewards reserve	132,980	84,373
Occupancy tax reserve	16,358	22,813
Net operating loss and tax credit carryforwards	202,220	49,091
Stock-based compensation	56,729	39,344
Fair value of debt adjustment	24,770	—
Other	28,766	21,637

Total deferred tax assets	557,322	303,036
Less valuation allowance	(122,850)	(50,748)

Net deferred tax assets	$434,472	$252,288

Deferred tax liabilities:
Prepaid merchant bookings and prepaid expenses	$(41,006)	$(61,737)
Intangible assets	(758,976)	(387,124)
Property and equipment	(87,308)	(70,497)
Other	(5,565)	(6,566)

Total deferred tax liabilities	$(892,855)	$(525,924)

Net deferred tax liability	$(458,383)	$(273,636)

As of December 31, 2015, we had federal, state, and foreign net operating loss carryforwards (“NOLs”) of approximately $186 million, $167 million and $541 million. The federal, state, and foreign NOL carryforwards increased from the amount recorded as of December 31, 2014 due primarily to the historic NOL carryforwards of Orbitz and HomeAway. If not utilized, the federal and state NOLs will expire at various times between 2019 and 2035. Foreign NOLs of $487 million may be carried forward indefinitely, and foreign NOLs of $54 million will expire at various times between 2017 and 2022.

As of December 31, 2015, we had a valuation allowance of approximately $123 million related to certain NOL carryforwards for which it is more likely than not the tax benefit will not be realized. The valuation allowance increased by $72 million from the amount recorded as of December 31, 2014 due to valuation allowances recorded for historic state and foreign NOLs of Orbitz and HomeAway for which realization is not certain. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

We have not provided deferred income taxes on taxable temporary differences related to investments in certain foreign subsidiaries where the foreign subsidiary has or will invest undistributed earnings indefinitely outside of the United States. The total amount of such undistributed earnings was $1.5 billion as of December 31, 2015, which approximates the related taxable temporary difference. In the event we distribute such earnings in the form of dividends or otherwise, we may be subject to income taxes. Further, a sale of these subsidiaries may cause these temporary differences to become taxable. Due to complexities in tax laws, uncertainties related to the timing and source of any potential distribution of such earnings, and other important factors such as the amount of associated foreign tax credits, it is not practicable to estimate the amount of unrecognized deferred taxes on these taxable temporary differences.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate

A reconciliation of amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes to total income tax expense is as follows:

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Income tax expense at the federal statutory rate of 35%	$324,087	$162,624	$105,243
Foreign tax rate differential	(162,784)	(81,371)	(87,729)
Unrecognized tax benefits and related interest	33,362	(1,625)	12,096
Change in valuation allowance	27,320	13,914	19,167
Pay-to-play penalties	(11,222)	1,322	14,404
Acquisition related costs	12,545	56	—
trivago acquisition stock-based compensation	—	—	19,825
Other, net	(20,094)	(3,229)	1,329

Income tax expense	$203,214	$91,691	$84,335

Our effective tax rate in 2015, 2014 and 2013 was lower than the 35% federal statutory income tax rate due to earnings in foreign jurisdictions, primarily Switzerland, where the statutory income tax rate is lower.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2015	2014	2013
		(In thousands)
Balance, beginning of year	$110,561	$109,712	$102,305
Increases to tax positions related to the current year	33,880	28,416	21,899
Increases to tax positions related to prior years	26,219	4,469	5,064
Decreases to tax positions related to prior years	—	—	(3,732)
Reductions due to lapsed statute of limitations	(2,525)	(23,709)	(4,134)
Settlements during current year	(100)	—	(8,957)
Interest and penalties	3,142	(8,327)	(2,733)

Balance, end of year	$171,177	$110,561	$109,712

As of December 31, 2015, we had $171 million of gross unrecognized tax benefits, $138 million of which, if recognized, would affect the effective tax rate. As of December 31, 2014, we had $111 million of gross unrecognized tax benefits, $86 million of which, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2015 and 2014, total gross interest and penalties accrued was $10 million and $6 million, respectively. In connection with our unrecognized tax benefits, we recognized interest (benefit) expense in 2015, 2014 and 2013 of $3 million, $(8) million and $(3) million.

The Company is routinely under audit by federal, state, local and foreign income tax authorities. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The IRS is currently examining Expedia’s U.S. consolidated federal income tax returns for the periods ended December 31, 2009 through December 31, 2010, as well as HomeAway’s pre-acquisition U.S. federal income tax returns for the periods ending December 31, 2011 through December 31, 2012. As of December 31, 2015, for the Expedia, Inc. and subsidiaries, statute of limitations for tax years 2009 through 2014 remain open to examination in the federal jurisdiction and most state jurisdictions. For the HomeAway and Orbitz groups, statutes of limitations for tax years 2001 through 2014 remain open to examination in the federal and most state jurisdictions due net operating loss carryforwards.

NOTE 12 — Redeemable Noncontrolling Interests

We have noncontrolling interests in majority owned entities, which are carried at fair value as the noncontrolling interests contain certain rights, whereby we may acquire and the minority shareholders may sell to us the additional shares of the companies. A reconciliation of redeemable noncontrolling interest for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year ended December 31,
	2015	2014	2013
Balance, beginning of the period	$560,073	$364,871	$13,473
Acquisition of redeemable noncontrolling interest	6,829	—	343,984
Purchase of subsidiary shares at fair value	—	—	(14,923)
Net loss attributable to noncontrolling interests	(15,417)	(9,690)	(7,130)
Fair value adjustments	188,579	259,984	26,614
Currency translation adjustments and other	(81,586)	(55,092)	2,853

Balance, end of period	$658,478	$560,073	$364,871

For information on redeemable noncontrolling interest acquired during 2013, see Note 3 — Acquisitions and Other Investments.

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

Preferred Stock

As of December 31, 2015 and 2014, we have no preferred stock outstanding.

Share Repurchases

During 2012, 2010, and 2006, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock during each of the respective years and during 2015 authorized a repurchase of up to 10 million shares of our common stock for a total of 70 million shares. Shares repurchased under the authorized programs were as follows:

	Year ended December 31,
	2015	2014	2013
Number of shares repurchased	0.5 million	7.0 million	9.3 million
Average price per share	$85.27	$76.26	$55.59
Total cost of repurchases (in millions)(1)	$45	$537	$515

(1)	Amount excludes transaction costs.

As of December 31, 2015, 11.2 million shares remain authorized for repurchase under the 2012 and 2015 authorizations with no fixed termination date for the repurchases.

Dividends on our Common Stock

In 2015, 2014 and 2013, the Executive Committee, acting on behalf of the Board of Directors, declared and paid the following dividends:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Year ended December 31, 2015:
	February 4, 2015	$0.18	March 10, 2015	$22,895	March 26, 2015
	April 29, 2015	0.18	May 28, 2015	23,096	June 18, 2015
	July 29, 2015	0.24	August 27, 2015	31,182	September 17, 2015
	October 29, 2015	0.24	November 19, 2015	31,354	December 10, 2015
Year ended December 31, 2014:
	February 5, 2014	$0.15	March 10, 2014	$19,602	March 27, 2014
	April 30, 2014	0.15	May 30, 2014	19,231	June 19, 2014
	July 30, 2014	0.18	August 27, 2014	22,944	September 17, 2014
	October 27, 2014	0.18	November 20, 2014	22,920	December 11, 2014
Year ended December 31, 2013:
	February 5, 2013	$0.13	March 11, 2013	$17,983	March 28, 2013
	April 24, 2013	0.13	May 30, 2013	17,638	June 19, 2013
	July 24, 2013	0.15	August 28, 2013	20,459	September 18, 2013
	October 28, 2013	0.15	November 21, 2013	19,680	December 12, 2013

In addition, in February 2016, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on March 30, 2016 to the stockholders of record as of the close of business on March 10, 2016. Future declarations of dividends are subject to final determination by our Board of Directors.

Accumulated Other Comprehensive Income (Loss)

The balance for each class of accumulated other comprehensive loss as of December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
	(In thousands)
Foreign currency translation adjustments, net of tax(1)	$(284,767)	$(138,715)
Net unrealized gain (loss) on available for sale securities, net of tax	(127)	(59)

Accumulated other comprehensive loss	$(284,894)	$(138,774)

(1)	Foreign currency translation adjustments, net of tax, includes foreign currency transaction losses at December 31, 2015 of $1 million ($2 million before tax) associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 2 – Significant Accounting Policies for more information. The remaining balance in currency translation adjustments excludes income taxes as a result of our current intention to indefinitely reinvest the earnings of our international subsidiaries outside of the United States.

Non-redeemable Noncontrolling Interests

As of December 31, 2015, our ownership interest in AirAsia-Expedia was approximately 75%. As of December 31, 2014, our ownership interest in eLong was approximately 64%. Amounts paid in excess of the respective noncontrolling interest were recorded to additional paid-in capital. The following table shows the effects of the changes in noncontrolling interest on our equity for the respective periods, in thousands:

	2015	2014	2013
Net income attributable to Expedia, Inc.	$764,465	$398,097	$232,850
Transfers (to) from the noncontrolling interest due to:
Net increase (decrease) in Expedia, Inc.’s paid-in capital for newly issued eLong shares and other equity activity	(4,198)	24,090	6,928

Net transfers from noncontrolling interest	(4,198)	24,090	6,928

Change from net income attributable to Expedia, Inc. and transfers from noncontrolling interest	$760,267	$422,187	$239,778

NOTE 14 — Earnings Per Share

Basic Earnings Per Share

Basic earnings per share was calculated for the years ended December 31, 2015, 2014 and 2013 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow.

Diluted Earnings Per Share

For the years ended December 31, 2015, 2014 and 2013, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of RSUs using the treasury stock method, and (iii) other stock-based commitments.

The following table presents our basic and diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net income attributable to Expedia, Inc.	$764,465	$398,097	$232,850

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$5.87	$3.09	$1.73
Diluted	5.70	2.99	1.67

Weighted average number of shares outstanding:
Basic	130,159	128,912	134,912

Dilutive effect of:
Options to purchase common stock	3,685	4,149	4,495
Other dilutive securities	174	107	186

Diluted	134,018	133,168	139,593

Outstanding stock awards that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive were approximately two million for 2015 and approximately four million for both 2014 and 2013.

The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 15 — Restructuring and Related Reorganization Charges

In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to acquisition integrations including Orbitz and the Wotif Group, we recognized $105 million in restructuring and related reorganization charges during 2015 as well as $26 million during the fourth quarter ended December 31, 2014. The 2015 charges were primarily related to employee severance and benefits related to the Orbitz integration and represent estimated severance amounts under pre-existing written plans and contracts Orbitz had with its employees, as well as stock-compensation charges for acceleration of replacement awards pursuant to certain of these agreements. We expect to incur approximately $30 million to $40 million in 2016 related to these integrations.

The following table summarizes the restructuring and related reorganization activity for 2014 and 2015:

	Employee Severance and Benefits	Stock-based Compensation	Other	Total
	(In thousands)
Accrued liability as of January 1, 2014	$—	$—	$—	$—
Charges	10,783	—	14,847	25,630
Payments	(572)	—	(540)	(1,112)
Non-cash items	(94)	—	(649)	(743)

Accrued liability as of December 31, 2014	10,117	—	13,658	23,775
Charges	66,255	32,749	5,867	104,871
Payments	(29,388)	—	(18,408)	(47,796)
Non-cash items	(1,095)	(32,749)	6	(33,838)

Accrued liability as of December 31, 2015	$45,889	$—	$1,123	$47,012

The majority of the other activity in the above table relates to Australian stamp duty tax that was paid to certain Australian jurisdictions related to business restructuring events.

NOTE 16 — Other Income (Expense)

Other, net

The following table presents the components of other, net:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Foreign exchange rate gains (losses), net	$24,787	$6,069	$(473)
Noncontrolling investment basis adjustment	77,400	2,783	—
Equity gains (losses) in unconsolidated affiliates	(13)	2,743	2,909
Other	10,912	6,083	(5,224)

Total	$113,086	$17,678	$(2,788)

NOTE 17 — Commitments and Contingencies

Letters of Credit, Purchase Obligations and Guarantees

We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2015:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Purchase obligations	$244,848	$157,071	$82,043	$5,734	$—
Guarantees	192,155	179,348	12,807	—	—
Letters of credit	55,062	51,209	3,285	503	65

	$492,065	$387,628	$98,135	$6,237	$65

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

Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no material claims made against any stand-by LOCs during the years ended December 31, 2015, 2014 and 2013.

In addition, our redeemable noncontrolling interest in trivago contains certain put/call rights whereby we may acquire and the minority shareholders may sell to us the minority shares of the company. See Note 3 —Acquisitions and Other Investments for further information.

Lease Commitments

We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2026. For the years ended December 31, 2015, 2014 and 2013, we recorded rental expense of $109 million, $96 million and $84 million.

The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2015, in thousands:

Year ending December 31,
2016	$111,645
2017	101,878
2018	92,621
2019	65,842
2020	45,236
2021 and thereafter	109,075

$526,297

Legal Proceedings

In the ordinary course of business, we are a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Expedia. We also evaluate other potential contingent matters, including value-added tax, excise tax, sales tax, transient occupancy or accommodation tax and similar matters. In addition, we assumed liability for ongoing lawsuits involving Orbitz Worldwide, Inc. and its subsidiaries in connection with our acquisition of Orbitz on September 17, 2015, and for ongoing lawsuits involving HomeAway, Inc. and its subsidiaries in connection with our acquisition of HomeAway on December 15, 2015. We do not believe that the aggregate amount of liability that could be reasonably possible with respect to these matters would have a material adverse effect on our financial results; however, litigation is inherently uncertain and the actual losses incurred in the event that our legal proceedings were to result in unfavorable outcomes could have a material adverse effect on our business and financial performance.

Litigation Relating to Occupancy Taxes. Ninety-four lawsuits have been filed by cities, counties and states involving hotel occupancy and other taxes. Twenty-three lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, thirty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty five dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $43 million and $62 million as of December 31, 2015 and 2014. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

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

Hawaii (General Excise Tax). On January 31, 2011, the online travel companies received final notices of assessment for general excise taxes for the tax years 2000 to 2011 on their services relating to non-commissioned hotel room reservations. The companies appealed these assessments to the Hawaii tax court. On January 11, 2013, the Hawaii tax court ruled that the online travel companies are obligated to remit past Hawaii general excise taxes with interest on both the amount paid to the online travel companies for their services and the amount paid to the hotel for the room; thus subjecting the hotel’s charge for the room to double taxation because general excise taxes on the hotel room had already been paid for all of the years at issue. On March 15, 2013, the Hawaii tax court issued penalties against the online travel companies for their failure to file returns and pay general excise taxes. On August 12, 2013, the court further held that interest is due on such penalties. The case proceeded directly to the Hawaii Supreme Court for review and was not considered by the Hawaii Court of Appeals. On March 17, 2015, the Hawaii Supreme Court issued a decision on the pending appeal. The court affirmed in part and reversed in part the Hawaii tax court’s decision. Specifically, the court ruled that while the online travel companies are obligated to remit past Hawaii general excise taxes with interest on the amount paid to them for their services, along with penalties, the online travel companies are not liable for general excise taxes, interest or penalties on the amount paid to the hotel for the room. The Department of Taxation dismissed without prejudice its common law claims for the recovery of general excise taxes.

As a pre-condition to appealing the tax court rulings, the Expedia companies and Orbitz were required to “pay-to-play.” The total amount that the Expedia companies paid in 2013 to appeal the tax court ruling was $171 million, comprised of $78 million in taxes, $41 million in penalties and $52 million in interest. In light of the Hawaii Supreme Court decision, the State agreed to refund the Expedia companies $132 million, which was subsequently paid to Expedia in September 2015. As a result, we recognized a gain in legal reserves, occupancy tax and other during 2015 related to this matter. Also in September 2015, Orbitz received a similar refund of $22 million from the State of Hawaii. The amount paid, net of refunds, by the Expedia companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services was $44 million.

In addition, the Department of Taxation has issued final assessments for general excise taxes against the Expedia companies, including Orbitz, for (i) non-commissioned hotel reservations for the tax year 2012 totaling $26 million, which includes $6 million for Orbitz, (ii) non-commissioned travel agency services relating to rental cars for the tax years 2000 through 2012 totaling $39 million, which includes $10 million for Orbitz and a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated, and (iii) non-commissioned travel agency services relating to hotel reservations and car rental for the tax year 2013 totaling $34 million, which includes $5 million for Orbitz. Similar assessments also have been issued against other online travel companies. These assessments are currently under review in tax court.

The Department of Taxation has issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions, and hotel and car rental revenue for “merchant model” transactions for 2014. These assessments total $12 million, including tax, interest and penalties.

San Francisco. During 2009, we were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco. The city of San Francisco subsequently issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including against certain Expedia companies. The additional assessments, including the prepayment of such assessments, were contested by the Expedia companies on the basis that the court has already ruled that taxes are not due from the online travel companies and that binding precedent by the California Court of Appeals precludes the city’s claim for taxes. On May 14, 2014, the court heard oral argument on the Expedia companies’ contest of the prepayment requirement for the additional assessments and held that the Expedia companies were required to prepay in order to litigate the legality of the assessments. On May 26, 2014, the Expedia companies paid $25.5 million under protest in order to contest the additional assessments. The additional assessments were expensed during the second quarter of 2014. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco to contest these assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation.

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

During 2015, we recorded a $24 million benefit, net of contingency fees, in legal reserves, occupancy tax and other for the recovery of costs related to occupancy tax litigation matters.

Matters Relating to International VAT. We are in various stages of inquiry or audit in multiple European Union jurisdictions, including in the United Kingdom, regarding the application of VAT to our European Union related transactions. While we believe we comply with applicable VAT laws, rules and regulations in the relevant jurisdictions, the tax authorities may determine that we owe additional taxes. In certain jurisdictions, including the United Kingdom, we may be required to “pay-to-play” any VAT assessment prior to contesting its validity. While we believe that we will be successful based on the merits of our positions with regard to the United Kingdom and other VAT audits in pay-to-play jurisdictions, it is nevertheless reasonably possible that we could be required to pay any assessed amounts in order to contest or litigate the applicability of any assessments and an estimate for a reasonably possible amount of any such payments cannot be made.

Matters Relating to Hotel Booking Practices. On July 31, 2012, the United Kingdom Office of Fair Trading (“OFT”) issued a Statement of Objections alleging that Expedia, Booking.com B.V. and InterContinental Hotels Group PLC (“IHG”) have infringed European Union and United Kingdom competition law in relation to the online supply of hotel room accommodations. The Statement of Objections alleged that Expedia and Booking.com entered into separate agreements with IHG that restricted each online travel company’s ability to discount the price of IHG hotel rooms. The parties proposed to address the OFT’s concerns by offering commitments, and on January 31, 2014, the OFT announced that it had formally accepted the commitments offered by the parties, with no finding of fault or liability. The commitments were intended to be binding on the parties through January 31, 2016. On April 2, 2014, Skyscanner Limited filed an appeal challenging the OFT’s January 31, 2014 decision to accept the parties’ commitments. On September 26, 2014, the United Kingdom’s Competition Appeal Tribunal (“CAT”) granted Skyscanner Limited’s appeal. This judgment required the Competition & Markets Authority (“CMA”), the United Kingdom’s competition authority, to review the decision of its predecessor body, the OFT. The CMA did not appeal the CAT’s decision and subsequently announced that it is considering next steps in the investigation in light of the CAT judgment and market developments, including developments relating to the investigations of other European competition authorities described below. On September 16, 2015, the CMA announced that it has closed its investigation without a finding of infringement on grounds of administrative priority and also that it is not opening a distinct new case into parity provisions in contracts between hotels and online travel companies, including Expedia.

In addition, the Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia entities objecting to certain parity clauses in contracts between Expedia entities and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. The DGCCRF has appealed the decision. A number of competition authorities, such as those in Australia, Austria, Belgium, China, Czech Republic, Denmark, France, Germany, Greece, Hungary, Ireland, Italy, New Zealand, Poland, Sweden and Switzerland, have also inquired or initiated investigations into the travel industry and, in particular, in relation to parity provisions in contracts between hotels and online travel companies, including Expedia.

While the ultimate outcomes of these lawsuits, inquiries or investigations are uncertain and our circumstances are distinguishable from those of other online travel agencies subject to similar lawsuits, inquiries or investigations, we note in this context that on April 21, 2015 the competition authorities in France, Italy and Sweden announced a proposed set of commitments offered by Booking.com to resolve the parity clause cases brought by these authorities against it. The German Federal Cartel Office (“FCO”) also has required another online travel company, Hotel Reservation Service (“HRS”), to remove certain clauses from its contracts with hotels. HRS appealed this decision, which the Higher Regional Court Düsseldorf rejected on January 9, 2015. On December 23, 2015, the FCO announced that it had also required Booking.com to remove certain clauses from its contracts with German hotels. Booking.com announced that it will appeal this decision. In addition, with effect from August 1, 2015, Expedia waived certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia maintains that its parity clauses have always been lawful and in compliance with competition law, Expedia considers that this waiver is a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. It is not certain what the outcome will be of the competition authorities’ assessment of Expedia’s announcement. Since Expedia’s waivers were implemented, the competition authorities in Denmark, United Kingdom, Greece, Norway, Sweden, Poland and Ireland have announced either the closure of their investigation against Expedia or a decision not to open an investigation against Expedia, in each case having had regard to the changes implemented by Expedia. On November 6, 2015, the Swiss competition authority announced that it had issued a final decision finding certain parity terms existing in previous versions of agreements between Swiss hotels and each of Expedia, Booking.com and Hotel Reservation Service to be prohibited under Swiss law. The decision explicitly notes that Expedia’s current contract terms with Swiss hotels are not subject to this prohibition. The Swiss competition authority imposed no fines or other sanctions against Expedia and did not find an abuse of a dominant market position by Expedia.

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

NOTE 18 — Related Party Transactions

Mr. Diller, our Chairman of the Board of Directors and Senior Executive, through shares he owns beneficially as well as those subject to an irrevocable proxy granted by Liberty Interactive Corporation (“Liberty”), controlled approximately 54% of the combined voting power of the outstanding Expedia capital stock as of December 31, 2015. Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty could effectively control the voting power of our capital stock.

In addition to serving as our Chairman and Senior Executive, Mr. Diller also serves as Chairman of the Board of Directors and Senior Executive at IAC. Mr. Kaufman, a member of our Board of Directors and Vice Chairman, currently serves as a member of the Board of Directors and Vice Chairman at IAC. Our certificate of incorporation provides that no officer or director of Expedia who is also an officer or director of IAC will be liable to Expedia or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to IAC instead of Expedia, or does not communicate information regarding a corporate opportunity to Expedia because the officer or director has directed the corporate opportunity to IAC, which could have the effect of increasing the risk of conflicts of interest between the companies.

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

In addition, in conjunction with the IAC spin-off, we entered into a joint ownership and cost sharing agreement with IAC, under which IAC transferred to us 50% ownership in an airplane, which is available for use by both companies. In February 2013, Expedia and IAC completed the purchase of an additional aircraft in which each company has a 50% ownership interest. We paid $25 million (50% of the total purchase price and refurbishment costs) for our interest. In August 2013, the airplane was placed in service and is being depreciated over 10 years. We share equally in fixed and nonrecurring costs for both planes; direct operating costs are pro-rated based on actual usage. As of December 31, 2015 and 2014, the net basis in our ownership interest in both planes was $34 million and $36 million recorded in long-term investments and other assets. In 2015, 2014 and 2013, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplanes were nominal.

Liberty Interactive Corporation. Based on information filed with the Securities and Exchange Commission, Liberty USA Holdings, LLC, a wholly owned subsidiary of Liberty, holds 10.8 million shares of Expedia, Inc. common stock and 12.8 million shares of Expedia, Inc. Class B common stock, which shares are subject to the irrevocable proxy described above. In addition, pursuant to an Amended and Restated Governance Agreement among Expedia, Liberty Interactive and Mr. Diller dated December 20, 2011 (the “Governance Agreement”), Liberty Interactive has the right to nominate up to a number of directors equal to 20% of the total number of the directors on the Board (rounded up to the next whole number if the number of directors on the Board is not an even multiple of five) for election to the Board and has certain other rights regarding committee participation, so long as certain stock ownership requirements applicable to Liberty are satisfied.

During 2015, 2014 and 2013, we issued 264,841 shares, 264,608 shares and 467,672 shares of common stock from treasury stock to Liberty at a price per share of $85.24, $77.11 and $54.04 and an aggregate value of approximately $23 million, $20 million and $25 million pursuant to and in accordance with the preemptive rights as detailed by the Governance Agreement with Liberty.

NOTE 19 — Segment Information

Beginning in the first quarter of 2015, we had four reportable segments: Core OTA, trivago, Egencia and eLong through its disposal on May 22, 2015. The change from two reportable segments, Leisure and Egencia, resulted in our previously disclosed Leisure reportable segment being disaggregated into three segments as a result of the Company’s focus on providing additional information to reflect the unique market opportunities and competitive dynamics inherent in our eLong and trivago businesses. The acquisition of HomeAway on December 15, 2015 resulted in the creation of an additional segment. Our Core OTA segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Orbitz.com, Expedia Affiliate Network, Hotwire.com,

Travelocity, Venere, Wotif Group, CarRentals.com, and Classic Vacations. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment, which also includes Orbitz for Business, provides managed travel services to corporate customers worldwide. Our HomeAway segment operates an online marketplace for the vacation rental industry. Our eLong segment specialized in mobile and online travel services in China through its disposal on May 22, 2015.

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

Corporate and Eliminations also includes unallocated corporate functions and expenses. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense, restructuring and related reorganization charges, legal reserves, occupancy tax and other, and other items excluded from segment operating performance in Corporate and Eliminations. Such amounts are detailed in our segment reconciliation below. Included with eLong’s standalone financial statements for 2015 (through its disposal on May 22, 2015), 2014 and 2013 was approximately $20 million, $17 million and $11 million of stock-based compensation and intangible amortization.

The following tables present our segment information for 2015, 2014 and 2013. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2015
	Core OTA	trivago	Egencia	HomeAway(1)	eLong(2)	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$5,877,213	$333,024	$400,115	$20,222	$41,743	$—	$6,672,317
Intersegment revenue	—	214,632	—	—	—	(214,632)	—

Revenue	$5,877,213	$547,656	$400,115	$20,222	$41,743	$(214,632)	$6,672,317

Adjusted EBITDA	$1,600,042	$2,856	$68,116	$4,011	$(62,167)	$(509,747)	$1,103,111
Depreciation	(189,318)	(2,113)	(24,394)	(742)	(3,263)	(116,850)	(336,680)
Amortization of intangible assets	—	—	—	—	—	(163,665)	(163,665)
Stock-based compensation	—	—	—	—	—	(178,068)	(178,068)
Legal reserves, occupancy tax and other	—	—	—	—	—	104,587	104,587
Restructuring and related reorganization charges	—	—	—	—	—	(72,122)	(72,122)
Realized (gain) loss on revenue hedges	(43,597)	—	—	—	—	—	(43,597)

Operating income (loss)	$1,367,127	$743	$43,722	$3,269	$(65,430)	$(935,865)	413,566

Other income, net							512,396

Income before income taxes							925,962
Provision for income taxes							(203,214)

Net income							722,748
Net loss attributable to noncontrolling interests							41,717

Net income attributable to Expedia, Inc.							$764,465

(1)	Includes results since our acquisition of HomeAway on December 15, 2015.
(2)	Includes results through our disposal of eLong on May 22, 2015.

	Year ended December 31, 2014
	Core OTA	trivago	Egencia	eLong	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$4,905,150	$280,555	$399,704	$178,076	$—	$5,763,485
Intersegment revenue	—	132,964	—	—	(132,964)	—

Revenue	$4,905,150	$413,519	$399,704	$178,076	$(132,964)	$5,763,485

Adjusted EBITDA	$1,387,386	$3,917	$60,933	$(26,660)	$(400,788)	$1,024,788
Depreciation	(139,509)	(1,360)	(20,032)	(6,710)	(98,206)	(265,817)
Amortization of intangible assets	—	—	—	—	(79,615)	(79,615)
Stock-based compensation	—	—	—	—	(85,011)	(85,011)
Legal reserves, occupancy tax and other	—	—	—	—	(41,539)	(41,539)
Restructuring and related reorganization charges	—	—	—	—	(25,630)	(25,630)
Realized (gain) loss on revenue hedges	(9,412)	—	—	—	—	(9,412)

Operating income (loss)	$1,238,465	$2,557	$40,901	$(33,370)	$(730,789)	517,764

Other expense, net						(53,123)

Income before income taxes						464,641
Provision for income taxes						(91,691)

Net income						372,950
Net loss attributable to noncontrolling interests						25,147

Net income attributable to Expedia, Inc.						$398,097

	Year ended December 31, 2013
	Core OTA	trivago	Egencia	eLong	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$4,069,284	$173,039	$364,923	$164,013	$—	$4,771,259
Intersegment revenue	—	42,755	—	—	(42,755)	—

Revenue	$4,069,284	$215,794	$364,923	$164,013	$(42,755)	$4,771,259

Adjusted EBITDA	$1,171,863	$18,450	$59,801	$(11,991)	$(359,400)	$878,723
Depreciation	(108,459)	(570)	(15,797)	(5,442)	(81,476)	(211,744)
Amortization of intangible assets	—	—	—	—	(71,731)	(71,731)
Stock-based compensation	—	—	—	—	(130,173)	(130,173)
Acquisition-related and other	—	—	—	—	(9,829)	(9,829)
Legal reserves, occupancy tax and other	—	—	—	—	(77,919)	(77,919)
Realized (gain) loss on revenue hedges	(11,267)	—	—	—	—	(11,267)

Operating income (loss)	$1,052,137	$17,880	$44,004	$(17,433)	$(730,528)	366,060

Other expense, net						(65,367)

Income before income taxes						300,693
Provision for income taxes						(84,335)

Net income						216,358
Net loss attributable to noncontrolling interests						16,492

Net income attributable to Expedia, Inc.						$232,850

Geographic Information

The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue
United States	$3,703,302	$3,046,520	$2,510,162
All other countries	2,969,015	2,716,965	2,261,097

	$6,672,317	$5,763,485	$4,771,259

The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
	(In thousands)
Property and equipment, net
United States	$944,208	$446,044
All other countries	120,051	107,082

	$1,064,259	$553,126

NOTE 20 — Valuation and Qualifying Accounts

The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees.

Description	Balance of Beginning of Period	Charges to Earnings	Charges to Other Accounts(1)	Deductions	Balance at End of Period
	(In thousands)
2015
Allowance for doubtful accounts	$13,760	$11,513	$10,309	$(8,547)	$27,035
Other reserves	25,258				29,959

2014
Allowance for doubtful accounts	$11,555	$11,176	$440	$(9,411)	$13,760
Other reserves	15,891				25,258

2013
Allowance for doubtful accounts	$10,771	$6,706	$3,410	$(9,332)	$11,555
Other reserves	11,195				15,891

(1)	Charges to other accounts primarily relates to amounts acquired through acquisitions and net translation adjustments.

NOTE 21 — Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Year ended December 31, 2015
Revenue	$1,698,567	$1,937,753	$1,662,600	$1,373,397
Operating income (loss)(1)	29,477	344,998	90,092	(51,001)
Net income (loss) attributable to Expedia, Inc.	(12,538)	283,216	449,644	44,143

Basic earnings (loss) per share(2)	$(0.09)	$2.18	$3.49	$0.35
Diluted earnings (loss) per share(2)	(0.09)	2.12	3.38	0.34

Year ended December 31, 2014
Revenue	$1,355,978	$1,712,504	$1,494,632	$1,200,371
Operating income (loss)(1)	94,706	296,836	129,220	(2,998)
Net income (loss) attributable to Expedia, Inc.	65,969	257,059	89,373	(14,304)

Basic earnings (loss) per share(2)	0.52	$2.01	$0.69	$(0.11)
Diluted earnings (loss) per share(2)	0.50	1.94	0.67	(0.11)

(1)	During the fourth quarters of 2015 and 2014, we recognized $23 million and $26 million related to restructuring and related reorganization charges.
(2)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries(1)	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$5,194,549	$1,682,677	$(204,909)	$6,672,317

Costs and expenses:
Cost of revenue	—	1,009,785	308,463	(8,689)	1,309,559
Selling and marketing	—	2,347,919	1,230,059	(196,892)	3,381,086
Technology and content	—	584,560	245,495	189	830,244
General and administrative	—	373,162	200,268	483	573,913
Amortization of intangible assets	—	58,524	105,141	—	163,665
Legal reserves, occupancy tax and other	—	(104,587)	—	—	(104,587)
Restructuring and related reorganization charges	—	76,422	28,449	—	104,871
Intercompany (income) expense, net	—	742,010	(742,010)	—	—

Operating income	—	106,754	306,812	—	413,566

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	839,779	870,108	—	(1,709,887)	—
Gain on sale of business	—	—	508,810	—	508,810
Other, net	(119,451)	64,576	58,461	—	3,586

Total other income, net	720,328	934,684	567,271	(1,709,887)	512,396

Income before income taxes	720,328	1,041,438	874,083	(1,709,887)	925,962
Provision for income taxes	44,137	(194,251)	(53,100)	—	(203,214)

Net income	764,465	847,187	820,983	(1,709,887)	722,748
Net loss attributable to noncontrolling interests	—	—	41,717	—	41,717

Net income attributable to Expedia, Inc.	$764,465	$847,187	$862,700	$(1,709,887)	$764,465

Comprehensive income attributable to Expedia, Inc.	$763,202	$822,898	$742,132	$(1,709,887)	$618,345

(1)	Includes results through our disposal of eLong on May 22, 2015.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$—	$4,500,723	$1,389,979	$(127,217)	$5,763,485

Costs and expenses:
Cost of revenue	—	898,647	274,788	5,646	1,179,081
Selling and marketing	—	1,913,719	1,027,798	(133,188)	2,808,329
Technology and content	—	472,762	213,159	233	686,154
General and administrative	—	243,793	181,228	352	425,373
Amortization of intangible assets	—	1,848	77,767	—	79,615
Legal reserves, occupancy tax and other	—	41,539	—	—	41,539
Restructuring and related reorganization charges	—	5,020	20,610	—	25,630
Intercompany (income) expense, net	—	666,675	(666,415)	(260)	—

Operating income	—	256,720	261,044	—	517,764

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	455,831	282,769	—	(738,600)	—
Other, net	(91,569)	34,223	4,223	—	(53,123)

Total other income (expense), net	364,262	316,992	4,223	(738,600)	(53,123)

Income before income taxes	364,262	573,712	265,267	(738,600)	464,641
Provision for income taxes	33,835	(110,929)	(14,597)	—	(91,691)

Net income	398,097	462,783	250,670	(738,600)	372,950
Net loss attributable to noncontrolling interests	—	—	25,147	—	25,147

Net income attributable to Expedia, Inc.	$398,097	$462,783	$275,817	$(738,600)	$398,097

Comprehensive income attributable to Expedia, Inc.	$398,097	$463,075	$118,554	$(738,600)	$241,126

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue	$—	$3,849,746	$970,087	$(48,574)	$4,771,259

Costs and expenses:
Cost of revenue	—	797,801	235,753	4,480	1,038,034
Selling and marketing	—	1,492,370	756,767	(52,992)	2,196,145
Technology and content	—	399,763	178,052	5	577,820
General and administrative	—	216,551	160,594	(67)	377,078
Amortization of intangible assets	—	3,042	68,689	—	71,731
Acquistion-related and other	—	—	66,472	—	66,472
Legal reserves, occupancy tax and other	—	77,919	—	—	77,919
Intercompany (income) expense, net	—	731,867	(731,867)	—	—

Operating income	—	130,433	235,627	—	366,060

Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	285,456	234,869	—	(520,325)	—
Other, net	(83,006)	7,394	10,245	—	(65,367)

Total other income (expense), net	202,450	242,263	10,245	(520,325)	(65,367)

Income before income taxes	202,450	372,696	245,872	(520,325)	300,693
Provision for income taxes	30,400	(81,170)	(33,565)	—	(84,335)

Net income	232,850	291,526	212,307	(520,325)	216,358
Net loss attributable to noncontrolling interests	—	—	16,492	—	16,492

Net income attributable to Expedia, Inc.	$232,850	$291,526	$228,799	$(520,325)	$232,850

Comprehensive income attributable to Expedia, Inc.	$232,850	$290,857	$247,643	$(520,325)	$251,025

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS

Total current assets	$233,340	$2,261,450	$1,201,064	$(717,093)	$2,978,761
Investment in subsidiaries	8,420,890	3,106,719	—	(11,527,609)	—
Intangible assets, net	—	1,974,968	818,986	—	2,793,954
Goodwill	—	5,859,457	2,133,484	—	7,992,941
Other assets, net	15,670	1,381,837	354,482	(13,833)	1,738,156

TOTAL ASSETS	$8,669,900	$14,584,431	$4,508,016	$(12,258,535)	$15,503,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$538,856	$5,511,639	$592,615	$(717,093)	$5,926,017
Long-term debt	3,201,277	—	—	—	3,201,277
Other liabilities	—	620,685	181,421	(13,833)	788,273
Redeemable noncontrolling interests	—	—	658,478	—	658,478
Stockholders’ equity	4,929,767	8,452,107	3,075,502	(11,527,609)	4,929,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,669,900	$14,584,431	$4,508,016	$(12,258,535)	$15,503,812

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS

Total current assets	$189,203	$3,938,831	$1,064,981	$(2,268,526)	$2,924,489
Investment in subsidiaries	4,689,302	1,338,089	—	(6,027,391)	—
Intangible assets, net	—	637,986	652,101	—	1,290,087
Goodwill	—	2,436,533	1,519,368	—	3,955,901
Other assets, net	7,082	583,782	259,197	—	850,061

TOTAL ASSETS	$4,885,587	$8,935,221	$3,495,647	$(8,295,917)	$9,020,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$1,245,071	$3,707,638	$1,502,432	$(2,268,526)	$4,186,615
Long-term debt	1,746,787	—	—	—	1,746,787
Other liabilities	—	516,365	116,969	—	633,334
Redeemable noncontrolling interests	—	—	560,073	—	560,073
Stockholders’ equity	1,893,729	4,711,218	1,316,173	(6,027,391)	1,893,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,885,587	$8,935,221	$3,495,647	$(8,295,917)	$9,020,538

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$624,327	$743,718	$1,368,045

Investing activities:
Capital expenditures, including internal-use software and website development	—	(709,679)	(77,362)	(787,041)
Purchases of investments	—	(473,538)	(47,791)	(521,329)
Sales and maturities of investments	—	327,191	83,732	410,923
Acquisitions, net of cash acquired	(126,779)	(1,873,079)	(63,791)	(2,063,649)
Transfers (to) from related parties	126,779	(303,846)	177,067	—
Proceeds from sale of business, net of cash divested and disposal costs	—	—	523,882	523,882
Other, net	—	54,226	11,728	65,954

Net cash provided by (used in) investing activities	—	(2,978,725)	607,465	(2,371,260)

Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	1,441,860	—	—	1,441,860
Purchases of treasury stock	(60,546)	—	—	(60,546)
Proceeds from issuance of treasury stock	22,575	—	—	22,575
Payment of dividends to stockholders	(108,527)	—	—	(108,527)
Proceeds from exercise of equity awards and employee stock purchase plan	96,526	—	1,190	97,716
Withholding taxes for stock option exercises	(85,033)	—	—	(85,033)
Transfers (to) from related parties	(1,396,210)	2,350,385	(954,175)	—
Other, net	89,355	(11,998)	18,797	96,154

Net cash provided by (used in) financing activities	—	2,338,387	(934,188)	1,404,199

Effect of exchange rate changes on cash and cash equivalents	—	(86,269)	(41,116)	(127,385)

Net increase (decrease) in cash and cash equivalents	—	(102,280)	375,879	273,599
Cash and cash equivalents at beginning of year	—	943,976	458,724	1,402,700

Cash and cash equivalents at end of year	$—	$841,696	$834,603	$1,676,299

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$1,027,571	$339,388	$1,366,959

Investing activities:
Capital expenditures, including internal-use software and website development	—	(281,696)	(46,691)	(328,387)
Purchases of investments	—	(913,205)	(281,005)	(1,194,210)
Sales and maturities of investments	—	861,744	300,813	1,162,557
Acquisitions, net of cash acquired	—	—	(560,668)	(560,668)
Other, net	—	(2,805)	(744)	(3,549)

Net cash used in investing activities from continuing operations	—	(335,962)	(588,295)	(924,257)

Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	492,894	—	—	492,894
Purchases of treasury stock	(537,861)	—	—	(537,861)
Proceeds from issuance of treasury stock	20,404			20,404
Payment of dividends to stockholders	(84,697)	—	—	(84,697)
Proceeds from exercise of equity awards and employee stock purchase plan	104,598	—	3,523	108,121
Transfers (to) from related parties	(53,494)	(287,394)	340,888	—
Other, net	58,156	(2,124)	(6,744)	49,288

Net cash provided by (used in) financing activities from continuing operations	—	(289,518)	337,667	48,149

Effect of exchange rate changes on cash and cash equivalents	—	(64,798)	(44,386)	(109,184)

Net increase in cash and cash equivalents	—	337,293	44,374	381,667
Cash and cash equivalents at beginning of year	—	606,683	414,350	1,021,033

Cash and cash equivalents at end of year	$—	$943,976	$458,724	$1,402,700

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities from continuing operations	$—	$305,174	$458,026	$763,200

Investing activities:
Capital expenditures, including internal-use software and website development	—	(243,428)	(65,153)	(308,581)
Purchases of investments	—	(932,011)	(284,580)	(1,216,591)
Sales and maturities of investments	—	1,193,948	308,628	1,502,576
Acquisitions, net of cash acquired	—	—	(541,247)	(541,247)
Other, net	—	40,850	(2,520)	38,330

Net cash provided by (used in) investing activities from continuing operations	—	59,359	(584,872)	(525,513)

Financing activities:
Purchases of treasury stock	(522,900)	—	—	(522,900)
Proceeds from issuance of treasury stock	25,273	—	—	25,273
Payment of dividends to stockholders	(75,760)	—	—	(75,760)
Proceeds from exercise of equity awards and employee stock purchase plan	52,134	—	4,702	56,836
Transfers (to) from related parties	482,975	(754,948)	271,973	—
Other, net	38,278	7,565	(21,808)	24,035

Net cash provided by (used in) financing activities from continuing operations	—	(747,383)	254,867	(492,516)

Net cash provided by (used in) continuing operations	—	(382,850)	128,021	(254,829)
Net cash provided by discontinued operations	—	13,637	—	13,637
Effect of exchange rate changes on cash and cash equivalents	—	(31,260)	324	(30,936)

Net increase (decrease) in cash and cash equivalents	—	(400,473)	128,345	(272,128)
Cash and cash equivalents at beginning of year	—	1,007,156	286,005	1,293,161

Cash and cash equivalents at end of year	$—	$606,683	$414,350	$1,021,033

Index to Exhibits

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

1.1	Underwriting Agreement, dated Expedia, Inc., as Issuer, the Guarantors party thereto, and BNP Paribas, Goldman, Sachs & Co., J.P. Morgan Securities plc, as Representatives of the several Underwriters (relating to the Fourth Supplemental Indenture on Exhibit 4.6)		8-K	000-51447	1.1	06/03/2015

2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005

2.2	Separation Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	2.1	12/27/2011

2.3	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.		8-K	000-51447	2.1	12/21/2012

2.4	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.		8-K	000-51447	2.2	12/21/2012

2.5	Agreement and Plan of Merger, dated as of February 12, 2015, by and among Expedia, Inc., Xeta, Inc., and Orbtiz Worldwide, Inc.		8-K	000-51447	2.1	02/13/2015

2.6	Purchase and Sale Agreement (Cruise), dated March 10, 2015, by and between Immunex Corporation and Cruise, LLC		8-K	000-51447	10.1	04/02/2015

2.7	First Amendment to Purchase and Sale, dated March 25, 2015, by and between Immunex Corporation and Cruise, LLC		8-K	000-51447	10.2	04/02/2015

2.8	Share Purchase Agreement, dated May 22, 2015, by and among Expedia, Inc., Expedia Asia Pacific – Alpha Limited, Ctrip.com International, Ltd., C-Travel International Limited, Luxuriant Holdings Limited, Keystone Lodging Holdings Limited and Plateno Group Limited		8-K	000-51447	10.1	05/22/2015

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

2.9	Agreement and Plan of Reorganization, dated as of November 4, 2015, by and among Expedia, Inc., HMS 1 Inc. and HomeAway, Inc.		8-K	001-37429	2.1	11/05/2015

3.1	Certificate of Incorporation of Expedia, Inc.		8-K	000-51447	3.1	12/27/2011

3.2	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	08/15/2005

4.1	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006

4.2	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	01/25/2007

4.3	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020		8-K	000-51447	4.1	08/10/2010

4.4	Indenture, dated as of August 13, 2014, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 4.500% Senior Notes due 2024		8-K	000-51447	4.1	08/18/2014

4.5	First Supplemental Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		8-K	000-51447	4.2	08/18/2014

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

4.6	Fourth Supplemental Indenture, dated as of June 3, 2015 to the Indenture dated August 18, 2014, Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 2.500% Senior Notes due 2022		8-K	000-51447	4.2	06/03/2015

4.7	Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.000% Senior Notes due 2026		8-K	001-37429	4.1	12/08/2015

4.8	First Supplemental Indenture, dated as of December 15, 2015 to the Indenture dated March 31, 2014, among HomeAway, Inc., Expedia, Inc., and U.S. Bank National Association, as Trustee, relating to the 0.125% Convertible Senior Notes due 2019		8-K	001-37429	4.2	12/15/2015

4.9	Registration Rights Agreement, dated December 8, 2015, by and among Expedia, Inc., the Subsidiary Guarantors party thereto, and Goldman, Sachs & Co., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives (relating to the Indenture in Exhibit 4.7)		8-K	001-37429	4.2	12/08/2015

4.10	Form of Note (included as Exhibit A to the First Supplemental Indenture in Exhibit 4.5)		8-K	000-51447	4.3	08/18/2014

10.1	Amended and Restated Governance Agreement among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	000-51447	10.1	12/27/2011

10.2	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.3	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.11	11/14/2005

10.4	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.2	12/27/2011

10.5	Employee Matters Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.3	12/27/2011

10.6	Amended and Restated Credit Agreement dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; Hotwire, Inc., a Delaware corporation, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.		8-K	000-51447	10.1	09/11/2014

10.7	First Amendment, dated as of February 4, 2016, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.		8-K	001-37429	10.1	02/08/2016

10.8	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	08/03/2007

10.9	Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		10-K	000-51447	10.11	02/09/2012

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.10*	Third Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	000-51447	Appendix A	04/30/2015

10.11*	Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan		S-8	333-206990	99.1	09/17/2015

10.12*	HomeAway, Inc. 2011 Equity Incentive Plan		S-8	333-208548	99.1	12/15/2015

10.13*	Expedia, Inc. 2013 Employee Stock Purchase Plan		DEF14A	000-51447	Appendix B	04/30/2013

10.14*	Expedia, Inc. 2013 International Employee Stock Purchase Plan		DEF 14A	000-51447	Appendix C	04/30/2013

10.15*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.1	08/01/2014

10.16*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Domestic Employees)		10-K	000-51447	10.13	02/06/2015

10.17*	Form of Expedia, Inc. Stock Option Agreement (Domestic Employees)		10-K	000-51447	10.14	02/06/2015

10.18*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Installment Vesting)		10-Q	000-51447	10.3	04/30/2009

10.19*	Form of Expedia, Inc. Stock Option Agreement (Contingent, Cliff Vesting)		10-Q	000-51447	10.4	04/30/2009

10.20*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	02/19/2009

10.21*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	02/19/2009

10.22*	First Amendment of the Executed Deferred Compensation Plan, effective as of December 31, 2014		10-K	000-51447	10.20	02/06/2015

10.23*	Employment Agreement between Dara Khosrowshahi and Expedia, Inc., effective as of March 31, 2015		8-K	000-51447	10.1	04/01/2015

10.24*	Second Amended and Restated Expedia, Inc. Restricted Stock Unit Agreement for Dara Khosrowshahi, dated as of December 20, 2011		8-K	000-51447	10.5	12/27/2011

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.25*	Expedia, Inc. Stock Option Agreement for Dara Khosrowshahi, dated as of March 31, 2015		8-K	000-51447	10.2	04/01/2015

10.26*	Expedia, Inc. Stock Option Agreement for Dara Khosrowshahi, dated as of March 31, 2015		8-K	000-51447	10.3	04/01/2015

10.27*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005

10.28*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005

10.29*	Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective as of October 20, 2011		S-4/A	333-175828	10.17	10/24/2011

10.30*	Amendment to the Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective March 7, 2014		8-K	000-51447	10.1	03/07/2014

10.31*	Second Amendment to the Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., dated September 11, 2014		8-K	000-51447	10.1	09/12/2014

10.32*	Employment Agreement between Robert J. Dzielak and Expedia, Inc., effective as of March 2, 2015		8-K	000-51447	10.1	03/04/2015

21	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1***	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.3***	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

*	Indicates a management contract or compensatory plan or arrangement.
**	Indicates reference to filing of IAC/InterActiveCorp
***	Furnished herewith