Form 10-K/A
period 2015-12-31
Expedia, Inc.
filed 2016-04-29
CIK 1324424

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

Class	Outstanding Shares at April 22, 2016 were approximately,
Common stock, $0.0001 par value per share	135,984,930 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

EXPLANATORY NOTE

Expedia, Inc. is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission on February 11, 2016, for the purpose of providing the information required by Part III that we intended to incorporate by reference from our proxy statement relating to our 2016 annual meeting of stockholders. Our 2016 proxy statement, however, will not be filed within the requisite time period for allowing such incorporation by reference.

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

Expedia, Inc.

Form 10-K/A

For the Year Ended December 31, 2015

Expedia, Inc.

Form 10-K/A

For the Year Ended December 31, 2015

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

Pursuant to an amended and restated stockholders agreement dated December 20, 2011 (the “Stockholders Agreement”), by and between Liberty Interactive Corporation (“Liberty Interactive”) and Mr. Diller, Mr. Diller generally controls the vote of shares that he owns as well as those shares beneficially owned by Liberty Interactive. Based on information filed by Mr. Diller and Liberty Interactive and certain of their affiliates on a Statement of Beneficial Ownership on Schedule 13D/A, filed on March 24, 2016, and a Form 4 filed by Mr. Diller on March 3, 2016, Mr. Diller and Liberty Interactive together beneficially own, as of April 22, 2016, approximately 12% of the outstanding shares of common stock (or 19% assuming exercise of Mr. Diller’s vested stock options and conversion of all shares of Class B common stock into shares of common stock) and 100% of the outstanding shares of Class B common stock and, consequently, approximately 55% of the combined voting power of the outstanding Expedia capital stock. On this basis, Expedia is relying on the exemption for controlled companies from certain NASDAQ requirements, including, among others, the requirement that a majority of the Board of Directors be composed of independent directors, the requirement that the Compensation Committee be composed solely of independent directors and certain requirements relating to the nomination of directors.

Pursuant to an Amended and Restated Governance Agreement among Expedia, Liberty Interactive and Mr. Diller dated December 20, 2011 (the “Governance Agreement”), Liberty Interactive has the right to nominate up to a number of directors equal to 20% of the total number of the directors on the Board (rounded up to the next whole number if the number of directors on the Board is not an even multiple of five) for election to the Board and has certain other rights regarding committee participation, so long as certain stock ownership requirements applicable to Liberty Interactive are satisfied. Liberty Interactive has designated Ms. Coe, Dr. Malone, and Mr. Shean as its nominees to the Board. Although management does not anticipate that any of the nominees named below will be unable or unwilling to stand for election, in the event of such an occurrence, proxies may be voted for a substitute nominee designated by the Board.

In the fall of 2015, Liberty Interactive announced a plan to spin-off to certain of its stockholders all of the shares of Liberty Interactive’s wholly owned subsidiary, Liberty Expedia Holdings, Inc. whose assets at the time of the spin-off would include all of Liberty Interactive’s interest in Expedia. A description of the proposed spin-off and related arrangements is included in the section below titled “Item 13. Certain Relationships and Related Person Transactions— Relationships Involving Significant Stockholders, Named Executive Officers and Directors—Relationships Involving Mr. Diller”.

Our Directors. The name and certain background information regarding each of our directors, as of April 1, 2016, are set forth below. Except as noted, there are no family relationships among directors or executive officers of Expedia. In addition to the information presented below regarding each nominee’s specific experience, qualifications, attributes and skills that led the Board of Directors to the conclusion that he or she should be nominated as a director, each nominee has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to Expedia and our Board as demonstrated by the nominee’s past service. Several of our director-nominees also have extensive management experience in complex organizations. The Board considered the NASDAQ requirement that the Company’s Audit Committee be composed of at least three independent directors, as well as specific NASDAQ and Securities and Exchange Commission (“SEC”) requirements regarding financial literacy and expertise.

Name	Age	Position With Expedia, Inc.
Barry Diller	74	Chairman and Senior Executive
Victor A. Kaufman	72	Director and Vice Chairman
Dara Khosrowshahi	46	Director and Chief Executive Officer
Susan C. Athey	45	Director
A. George “Skip” Battle	72	Director
Pamela L. Coe	56	Director
Jonathan L. Dolgen	70	Director
Craig A. Jacobson	63	Director
Peter M. Kern	48	Director
John C. Malone	75	Director
Christopher W. Shean	50	Director
José A. Tazón	73	Director
Alexander von Furstenberg	46	Director

Barry Diller has been the Chairman of the Board and Senior Executive of Expedia since the completion of the Company’s spin-off from IAC/InterActiveCorp (“IAC”) on August 9, 2005 (the “IAC/Expedia Spin-Off”). Mr. Diller held the positions of Chairman of the Board and Chief Executive Officer of IAC/InterActiveCorp and its predecessors since August 1995 and ceased serving as Chief Executive Officer in November 2010. Mr. Diller has served as Special Advisor to TripAdvisor, Inc., an online travel company, since April 2013 and served as its Chairman of the Board and Senior Executive from December 2011, when it was spun off from Expedia, Inc., until December 2012, and was a member of its Board until April 2013. Mr. Diller served as the non-executive Chairman of the Board of Ticketmaster Entertainment, Inc. from 2008 to 2010, when it merged with Live Nation, Inc. to form Live Nation Entertainment, Inc. Mr. Diller served as the non-executive Chairman of the Board of Live Nation Entertainment, Inc. from January 2010 to October 2010 and was a member of its Board until January 2011. He also served as Chairman of the Board and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994 and as the Chairman of the Board and Chief Executive Officer of Fox, Inc. from 1984 to 1992. Prior to joining Fox, Inc., Mr. Diller served for ten years as Chairman of the Board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller is currently a member of the Boards of Directors of The Coca-Cola Company and Graham Holdings Company (formerly The Washington Post Company). Mr. Diller is also a member of the Board of Councilors for the University of Southern California’s School of Cinematic Arts, and the Executive Board for the Medical Sciences of the University of California, Los Angeles.

Board Membership Qualifications: As result of his involvement with Expedia both while it was operated within IAC and since the IAC/Expedia Spin-Off, Mr. Diller has a great depth of knowledge and experience regarding Expedia and its businesses. Mr. Diller has extensive management experience, broad international exposure and emerging market experience and innovation and technology experience, including through his service as Chief Executive Officer of media and interactive commerce companies, as well as experience as a director serving on other public company boards, including as Chairman. Mr. Diller also effectively controls Expedia.

Victor A. Kaufman has been a director and the Vice Chairman of Expedia since completion of the IAC/Expedia Spin-Off. Mr. Kaufman has been a director of IAC (and its predecessors) since December 1996 and has served as the Vice Chairman of IAC since October 1999. Mr. Kaufman served as a director of TripAdvisor, Inc. from the completion of the TripAdvisor Spin-Off until February 2013. Mr. Kaufman previously served as Vice Chairman of the Board of Ticketmaster Entertainment, Inc. from August 2008 through January 2010 and as a director of Live Nation Entertainment from January 2010 through December 2010. Mr. Kaufman served in the Office of the Chairman of IAC from January 1997 to November 1997 and as Chief Financial Officer of IAC from November 1997 to October 1999. Prior to his tenure with IAC, Mr. Kaufman served as the Chairman and Chief Executive Officer of Savoy Pictures Entertainment, Inc. from March 1992 and as a director of Savoy from February 1992. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. and served in those capacities from 1983 until December 1987, at which time he became President and Chief Executive Officer of Tri- Star’s successor company, Columbia

Pictures Entertainment, Inc. He resigned from those positions at the end of 1989 following the acquisition of Columbia by Sony USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star.

Board Membership Qualifications: Mr. Kaufman has unique knowledge of and experience with Expedia and its businesses gained through his involvement with Expedia both while it was operated within IAC and since the IAC/Expedia Spin-Off. Mr. Kaufman also has a high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions, as well as experience as a director serving on other public company boards.

Dara Khosrowshahi has been a director and the Chief Executive Officer of Expedia since completion of the IAC/Expedia Spin-Off. Mr. Khosrowshahi served as director of TripAdvisor, Inc., from the TripAdvisor Spin- Off until February 2013. Mr. Khosrowshahi served as the Chief Executive Officer of IAC Travel, a division of IAC, from January 2005 to the IAC/Expedia Spin-Off date. Prior to his tenure as Chief Executive Officer of IAC Travel, Mr. Khosrowshahi served as Executive Vice President and Chief Financial Officer of IAC from January 2002 to January 2005. Mr. Khosrowshahi served as IAC’s Executive Vice President, Operations and Strategic Planning, from July 2000 to January 2002 and as President, USA Networks Interactive, a division of IAC, from 1999 to 2000. Mr. Khosrowshahi joined IAC in 1998 as Vice President of Strategic Planning and was promoted to Senior Vice President in 1999. Mr. Khosrowshahi worked at Allen & Company LLC from 1991 to 1998, where he served as Vice President from 1995 to 1998. Mr. Khosrowshahi is currently a member of the Boards of Directors of Fanatics Inc. and The New York Times Company.

Board Membership Qualifications: Mr. Khosrowshahi possesses in-depth experience with and knowledge of the online travel industry gained through his service as Chief Executive Officer of IAC Travel prior to the IAC/Expedia Spin-Off, as Chief Executive Officer of Expedia since the IAC/Expedia Spin-Off and as a director of TripAdvisor, Inc. following the TripAdvisor Spin-Off. Mr. Khosrowshahi also has a high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.

Susan C. Athey has been a director of Expedia since December 2015. Professor Athey is the Economics of Technology Professor at Stanford Graduate School of Business. Her research and teaching cover the economics of the internet and digital marketplaces, marketplace design, auctions, platform businesses, online advertising, the news media, financial technology, big data, and statistical methods for causal inference. She previously taught at the economics departments at MIT, Stanford and Harvard. In 2007, Professor Athey received the John Bates Clark Medal, awarded by the American Economic Association to “that American economist under the age of forty who is adjudged to have made the most significant contribution to economic thought and knowledge.” She was elected to the National Academy of Science in 2012 and to the American Academy of Arts and Sciences in 2008. She serves on the Board of Directors of Ripple, a financial services technology startup, and is an advisor to early stage venture capital fund X/Seed Capital and financial technology venture capital fund NYCA Partners. She received her bachelor’s degree from Duke University in economics, computer science, and mathematics and her Ph.D. in economics from Stanford. She holds an honorary doctorate from Duke University.

Board Membership Qualifications: Professor Athey brings to our board significant experience as leading expert in the field of economics of the internet and technology, having advised governments and businesses on marketplace design, platform strategy, big data, and financial technology, which are directly relevant to Expedia’s businesses. Professor Athey’s unique perspectives assist the board in developing strategies for the Company.

A. George “Skip” Battle has been a director of Expedia since completion of the IAC/Expedia Spin-Off. Mr. Battle previously served as the Executive Chairman of Ask Jeeves, Inc. from January 2004 through July 2005 and as its Chief Executive Officer from December 2000 until January 2004. Mr. Battle was a business consultant and investor and served as a member of the boards of directors of several technology companies from 1995 to 2000. Prior thereto, Mr. Battle served with Andersen Consulting in various roles, including Worldwide Managing Partner, Market

Development, until his retirement from Andersen Consulting in 1995. Mr. Battle is currently Chairman of the Board of Fair Isaac Corporation, a position he has held since 2002, and serves as lead independent director on the Board of Directors of LinkedIn Corporation, a position he has held since December 2010. He is also a director of Netflix, Inc., Workday, Inc. and one nonprofit organization. Mr. Battle also served as a director of PeopleSoft, Inc. from 1995 until its acquisition by Oracle Corp. in 2004, of Barra, Inc. from 1996 until 2004, Advent Software, Inc. from 2006 to May 2011, the Masters Select family of funds (all registered investment companies) from August 1996 until December 2012, Sungevity, Inc. from February 2010 until January 2013 and of OpenTable, Inc. from January 2006 until July 2014. Mr. Battle holds a B.A. in economics from Dartmouth College and an M.B.A. from the Stanford Graduate School of Business.

Board Membership Qualifications: Mr. Battle has extensive financial, strategic, operational, and corporate governance experience, acquired through his more than twenty-five years as a business consultant as well as his prior service as a chief executive officer. Mr. Battle also has experience as a director serving on other public company boards.

Pamela L. Coe has been a director of Expedia since November 2012. Ms. Coe is currently Senior Vice President, Deputy General Counsel and Secretary of Liberty Interactive Corporation, Liberty Media Corporation and Liberty Broadband Corporation, and has held those positions since January 1, 2016. Prior to January 1, 2016, Ms. Coe was Vice President, Deputy General Counsel and Secretary of those companies. Ms. Coe also held those positions with Liberty TripAdvisor Holdings, Inc. from August 2014 to April 2016. Prior to joining Liberty, Ms. Coe served as Senior Counsel at Liberty’s predecessor parent company, Tele-Communications, Inc. (“TCI”). Prior to her tenure at TCI, Ms. Coe was a partner in a major San Francisco-based law firm, specializing in corporate, securities and banking law.

Board Membership Qualifications: Ms. Coe was nominated as a director by Liberty Interactive, which currently has the right to nominate three individuals for election to Expedia’s Board of Directors pursuant to the Governance Agreement. Ms. Coe has significant legal and business knowledge and experience, including experience in corporate governance matters, securities law, and executive compensation and compliance matters.

Jonathan L. Dolgen has been a director of Expedia since completion of the IAC/Expedia Spin-Off. From July 2004 until April 2010, Mr. Dolgen was a Senior Advisor to Viacom, Inc. (“Old Viacom”), a worldwide entertainment and media company, where he provided advisory services to the chief executive officer of Old Viacom, or others designated by him, on an as-requested basis. Effective December 31, 2005, Old Viacom was separated into two publicly traded companies, Viacom Inc. (“New Viacom”) and CBS Corporation. From the separation of Old Viacom, Mr. Dolgen provided advisory services to the chief executive officer of New Viacom, or others designated by him, on an as-requested basis. Since July 2004, Mr. Dolgen has been a private investor, and since September 2004, Mr. Dolgen has been the principal of Wood River Ventures, LLC, a private entity that seeks investment and other opportunities, primarily in the media sector. From April 2005 until April 2013, Mr. Dolgen, through Wood River, had an arrangement with Madison Dearborn Partners, LLC to seek investment opportunities and consult, primarily in the media sector. From October 2006 through March 2008, Mr. Dolgen served as senior consultant for ArtistDirect, Inc. From April 1994 to July 2004, Mr. Dolgen served as Chairman and Chief Executive Officer of the Viacom Entertainment Group, a unit of Old Viacom, where he oversaw various operations of Old Viacom’s businesses, which during 2003 and 2004 primarily included the operations engaged in motion picture production and distribution, television production and distribution, regional theme parks, theatrical exhibition and publishing. As a result of the separation of Old Viacom, Old Viacom’s motion picture production and distribution and theatrical exhibition business became part of New Viacom’s businesses, and substantially all of the remaining businesses of Old Viacom overseen by Mr. Dolgen remained with CBS Corporation. Mr. Dolgen began his career in the entertainment industry in 1976 and, until joining the Viacom Entertainment Group, served in executive positions at Columbia Pictures Industries, Inc., Twentieth Century Fox and Fox, Inc., and Sony Pictures Entertainment. Mr. Dolgen has also been a director of Live Nation Entertainment, Inc. since its formation following the merger of Live Nation, Inc. and Ticketmaster in January 2010. Prior to the merger, Mr. Dolgen was a director of Ticketmaster from August 2008. From October 2004 until September 2008, Mr. Dolgen was a director of Charter Communications, Inc. He is also a member of the Board of Trustees of the Claremont Graduate School and a director of the Simon Wiesenthal Center. Mr. Dolgen holds a B.S. from Cornell University and a J.D. from New York University.

Board Membership Qualifications: Mr. Dolgen has extensive high-level executive management experience, including prior service as a Chief Executive Officer. Mr. Dolgen also has experience as a director serving on other public company boards. Mr. Dolgen has significant expertise in both traditional and new media.

Craig A. Jacobson has been a director of Expedia since December 2007. Mr. Jacobson is a founding partner at the law firm of Hansen, Jacobson, Teller, Hoberman, Newman, Warren, Richman, Rush & Kaller, L.L.P., where he has practiced entertainment law for more than the past 25 years. Mr. Jacobson is a member of the Board of Directors of Charter Communications, Inc. and Tribune Media Company. Mr. Jacobson was a director of Ticketmaster from August 2008 until its merger with Live Nation, Inc. in January 2010, Aver Media, a privately-held Canadian lending institution, and Eventful Inc., digital media company. Mr. Jacobson is a founder of New Form Digital, a venture with Discovery Communications, focusing on short form digital content.

Board Membership Qualifications: Mr. Jacobson has extensive legal and business knowledge and experience in corporate governance matters. Mr. Jacobson also has significant financial knowledge gained during his more than twenty-five years practicing law as well as his service as a director serving on public and private company boards.

Peter M. Kern has been a director of Expedia since completion of the IAC/Expedia Spin-Off. Mr. Kern is a Managing Partner of InterMedia Partners VII, LP, a private equity firm. Prior to joining InterMedia, Mr. Kern was Senior Managing Director and Principal of Alpine Capital LLC. Prior to Alpine Capital, Mr. Kern founded Gemini Associates in 1996 and served as President from its inception through its merger with Alpine Capital in 2001. Prior to founding Gemini Associates, Mr. Kern was at the Home Shopping Network and Whittle Communications. Since April 2013, Mr. Kern has served as Chairman of the Board of Directors of Hemisphere Media Group, Inc., a publicly-traded Spanish-language media company. Mr. Kern also serves on the boards of a number of private companies, including Luxury Retreats International Holdings, Inc. and Up Entertainment, LLC. Mr. Kern holds a B.S. degree from the Wharton School at the University of Pennsylvania.

Board Membership Qualifications: Through his extensive background in private equity and as a director of several private companies, as well as prior experience in senior executive positions, Mr. Kern has a high level of financial expertise and background in analyzing investments and strategic transactions.

John C. Malone has been a director of Expedia since completion of the IAC/Expedia Spin-Off, other than for a brief period in November/December 2012. Dr. Malone has served as the Chairman of the Board and a director of Liberty Interactive (including its predecessors) since 1994, as Chairman of the Board of Liberty Media (including its predecessor) since August 2011 and as a director since December 2010 and as Chairman of the Board of Liberty Broadband since November 2014. He served as Liberty Interactive’s Chief Executive Officer from August 2005 through February 2006. Dr. Malone served as Chairman of the Board of TCI from November 1996 until March 1999, when it was acquired by AT&T Corp., and as Chief Executive Officer of TCI from January 1994 to March 1997. Dr. Malone has also served as the Chairman of the Board of Liberty Global plc since June 2013, having previously served as Chairman of the Board of Liberty Global plc’s predecessor, Liberty Global, Inc., from June 2005 to June 2013. Dr. Malone has also served as a director of Discovery Communications, Inc. since September 2008 and a director of Discovery Holding Company from May 2005 to September 2008 and as Chairman of the Board from March 2005 to September 2008, Charter Communications, Inc. since May 2013 and Lions Gate Entertainment Corp. since March 2015. He previously served as the Chairman of the Board of Liberty TripAdvisor Holdings, Inc. from August 2014 to June 2015, a director of Ascent Capital Group, Inc. from January 2010 to September 2012, a director of Live Nation Entertainment, Inc. from January 2010 to February 2011, the Chairman of the Board of DIRECTV from November 2009 to June 2010, and DIRECTV’s predecessor, The DIRECTV Group, Inc., from February 2008 to November 2009, a director of IAC/InterActiveCorp from May 2006 to June 2010, and a director of Sirius XM Radio Inc. from April 2009 to May 2013.

Board Membership Qualifications: Dr. Malone was nominated as a director by Liberty Interactive, which currently has the right to nominate three individuals for election to Expedia’s Board of Directors pursuant to the Governance Agreement. Dr. Malone is considered one of the preeminent figures in the media and telecommunications industry and has extensive senior executive experience as well as experience as a director serving on other public company boards. He is also well known for his sophisticated problem solving and risk assessment skills.

Christopher W. Shean has been a director of Expedia since December 2015. Mr. Shean has served as the Chief Financial Officer of Liberty Media Corporation (including its predecessor) since November 2011, Liberty Interactive Corporation since November 2011 and Liberty Broadband Corporation since June 2014. He has held a number of executive positions with Liberty Media Corporation since May 2007 and with Liberty Interactive Corporation since October 2000. Mr. Shean also served as a Senior Vice President of Liberty Broadband Corporation from June 2014 to December 2015. In addition, Mr. Shean served as Senior Vice President and Chief Financial Officer of Liberty TripAdvisor Holdings, Inc. from July 2013 to December 2015. Mr. Shean has served as a director of FTD Companies, Inc. since December 2014. He served as a director of TripAdvisor, Inc. from February 2013 to December 2015. Mr. Shean is a graduate of Virginia Polytechnic Institute and State University.

Board Membership Qualifications: Mr. Shean was nominated as a director by Liberty Interactive, which currently has the right to nominate three individuals for election to Expedia’s Board of Directors pursuant to the Governance Agreement. Mr. Shean has significant financial and operational experience gained through his service as Chief Financial Officer and other executive-level positions at Liberty Interactive, Liberty Media and Liberty Broadband and as a partner of KPMG LLP, as well as experience as a director serving on other public company boards. As a result of his extensive business and financial experience, Mr. Shean is able to provide valuable business, financial and risk management advice. He also possesses a high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.

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

Alexander von Furstenberg has been a director of Expedia since December 2015. Mr. von Furstenberg currently serves as Chief Investment Officer of Ranger Global Advisors, LLC, a family office focused on value-based investing (“Ranger”), which he founded in June 2011. Prior to his tenure with Ranger, Mr. von Furstenberg founded Arrow Capital Management, LLC, a private investment firm focused on global public equities, where he served as Co-Managing Member and Chief Investment Officer since 2003. During the past five years, Mr. von Furstenberg has served as a member of the Board of Directors of IAC/InterActiveCorp, a leading media and Internet company, since 2008 and served as a member of the board of directors of W.P. Stewart & Co. Ltd., a Bermuda based asset management firm through 2013. Since 2001, he has acted as Chief Investment Officer of Arrow Investments, Inc., a private investment office which serves his family. Mr. von Furstenberg also serves as a partner and director of Diane von Furstenberg Studio, LLC. In addition to the philanthropic work accomplished through his position as a director of The Diller-von Furstenberg Family Foundation, Mr. von Furstenberg also serves on the board of directors of Friends of the High Line.

Board Membership Qualifications: Mr. von Furstenberg has private investment and board experience, as well as a high level of financial literacy. Mr. von Furstenberg’s particular insight into capital markets and investment strategy assists the board in evaluating strategic opportunities for our business. Mr. von Furstenberg is Mr. Diller’s stepson.

Information Concerning Executive Officers

Background information as of April 1, 2016 about each of Expedia’s executive officers who does not also serve as a director of Expedia is provided below.

Name	Age	Position With Expedia, Inc.
Mark D. Okerstrom	43	Executive Vice President of Operations and Chief Financial Officer
Robert J. Dzielak	45	Executive Vice President, General Counsel and Secretary
Lance A. Soliday	43	Vice President, Chief Accounting Officer and Controller

Robert J. Dzielak has served as Expedia’s Executive Vice President, General Counsel and Secretary since April 2012. Mr. Dzielak had previously served as Expedia’s Senior Vice President and acting General Counsel since October 2011. Since joining Expedia as Assistant General Counsel in April 2006 and through his service as Vice President and Associate General Counsel between February 2007 and October 2011, Mr. Dzielak held primary responsibility for the worldwide litigation portfolio of Expedia and its brands. Prior to joining Expedia, Mr. Dzielak was a partner at the law firm of Preston, Gates and Ellis, LLP (now K&L Gates LLP), where his practice focused on commercial and intellectual property litigation. Mr. Dzielak received his J.D. from The John Marshall Law School.

Mark D. Okerstrom has served as Expedia’s Chief Financial Officer and Executive Vice President of Operations since October 2014, and as Chief Financial Officer and Executive Vice President from September 2011 until October 2014, and Secretary from October 2011 until April 2012. He previously served as Senior Vice President of Corporate Development of Expedia since February 2009. Having joined Expedia in October 2006, Mr. Okerstrom had also previously served as Vice President, Corporate Development until February 2009 and as Senior Director, Corporate Development until February 2008. Prior to joining Expedia, Mr. Okerstrom was a consultant with Bain & Company in Boston and San Francisco, and worked with UBS Investment Bank in London. Prior to that, Mr. Okerstrom practiced as an attorney with the global law firm of Freshfields Bruckhaus Deringer in London. Mr. Okerstrom holds an M.B.A. from Harvard Business School and a law degree from the University of British Columbia.

Lance A. Soliday has served as Expedia’s Vice President, Chief Accounting Officer and Controller since September 2011 and, prior to that, as Senior Director, Financial Reporting since February 2009. Mr. Soliday has previously served as Expedia’s Director, Financial Reporting since December 2006 and Director, Accounting Research since joining Expedia in May 2006. Prior to Expedia, Mr. Soliday held various roles in the finance departments of Amazon.com and Microsoft Corporation. Previously, Mr. Soliday was an accountant with Deloitte & Touche LLP. Mr. Soliday received his bachelor’s degree from Central Washington University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, Expedia officers and directors and persons who beneficially own more than 10% of a registered class of Expedia’s equity securities are required to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) with the SEC. Such persons are required by the rules of the SEC to furnish Expedia with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to Expedia and/or written representations that no additional forms were required, Expedia believes that all of its directors, officers and 10% beneficial holders complied with all of the reporting requirements applicable to them with respect to transactions during 2015. On April 22, 2016, a Form 4 was filed to report a sale of shares by a trust for which Mr. Khosrowshahi disclaims beneficial ownership. The Form 4 was inadvertently filed late due to an administrative error.

Director Nominations

Given the ownership structure of the Company and its status as a “controlled company,” the Board of Directors does not have a nominating committee or other committee performing similar functions or any formal policy on director nominations. Pursuant to the Governance Agreement, Liberty Interactive has the right to nominate a number of directors equal to 20% of the total number of the directors on the Board of Directors (rounded up to the next whole number if the number of directors on the Board is not an even multiple of five) for election to the Board so long as certain stock ownership requirements are satisfied. The Board does not have specific requirements for eligibility to serve as a director of Expedia, nor does it have a specific policy on diversity. However, in evaluating candidates, regardless of how recommended, the Board considers whether the professional and personal ethics and values of the candidate are consistent with those of Expedia, whether the candidate’s experience and expertise would be beneficial to the Board in rendering service to Expedia, including in providing a mix of Board members that represent a diversity of backgrounds, perspectives and opinions, whether the candidate is willing and able to devote the necessary time and energy to the work of the Board, and whether the candidate is prepared and qualified to represent the best interests of Expedia’s stockholders. Given the controlled status of Expedia, the Board believes the process described above is appropriate. Liberty Interactive has nominated Ms. Coe, Dr. Malone, and Mr. Shean as nominees for 2016. The other nominees to the Board were recommended by the Chairman and then were considered and recommended by the entire Board.

The Board of Directors does not have a formal policy regarding the consideration of director candidates recommended by stockholders, as historically Expedia has not received such recommendations. However, the Board would consider such recommendations if made in the future. Stockholders who wish to make such a recommendation should send the recommendation to Expedia, Inc., 333 108th Avenue N.E., Bellevue, Washington 98004, Attention: Secretary. The envelope must contain a clear notation that the enclosed letter is a “Director Nominee Recommendation.” The letter must identify the author as a stockholder, provide a brief summary of the candidate’s qualifications and history and be accompanied by evidence of the sender’s stockownership, as well as consent by the candidate to serve as a director if elected. Any director candidate recommendations will be reviewed by the Secretary and, if deemed appropriate, forwarded to the Chairman for further review. If the Chairman believes that the candidate fits the profile of a director nominee as described above, the recommendation will be shared with the entire Board.

Director Independence and Audit Committee

Director Independence. The Board of Directors has determined that each of Ms. Athey and Messrs. Battle, Dolgen, Jacobson, Kern and Tazón is an “independent director” as defined by the NASDAQ listing rules. In making its independence determinations, the Board considered the applicable legal standards and any relevant transactions, relationships or arrangements, including nominal compensation paid to Ms. Athey for consulting services prior to her appointment to the Board, legal services provided to a subsidiary of IAC by the law firm in which Mr. Jacobson is a partner and Mr. Tazón’s service as non-executive chairman of Amadeus, a company with which Expedia has a contractual relationship.

Audit Committee. Each current Audit Committee member satisfies the independence requirements for Audit Committee members under the current standards imposed by the rules of the SEC and NASDAQ. The Board has determined that each of Messrs. Battle and Kern is an “audit committee financial expert,” as such term is defined in the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Audit Committee functions pursuant to a written charter adopted by the Board, pursuant to which the Audit Committee is granted the responsibilities and authority necessary to comply with Rule 10A-3 of the Exchange

Act. The Audit Committee is appointed by the Board to assist the Board with a variety of matters discussed in detail in the charter, including monitoring: (i) the integrity of the Company’s financial reporting process, (ii) the independent registered public accounting firm’s qualifications and independence, (iii) the performance of Company’s internal audit function and the independent registered public accounting firm, and (iv) the Company’s compliance with legal and regulatory requirements.

Compensation Committee. With the exception of Ms. Coe, each member satisfies the independence requirements for Compensation Committee members under the current standards imposed by the rules of the SEC and NASDAQ. No member of the Compensation Committee is an employee of Expedia. The Compensation Committee is responsible for (i) administering and overseeing the Company’s executive compensation program, including salary matters, bonus plans and stock compensation plans, and (ii) approving all grants of equity awards, but excluding matters governed by Rule 16b-3 under the Exchange Act (see section below titled “Section 16 Committee”). A description of the Company’s processes and procedures for the consideration and determination of executive compensation is included in the section below titled “Compensation Discussion and Analysis.”

Section 16 Committee. Each member of the Section 16 Committee is an “independent director” as defined by the NASDAQ listing rules and satisfies the definition of “non-employee director” for purposes of Section 16 of the Exchange Act. The Section 16 Committee is authorized to exercise all powers of the Board of Directors with respect to matters governed by Rule 16b-3 under the Exchange Act, including approving grants of equity awards to Expedia’s executive officers.

Compensation Consultant Independence. During 2015, management retained Compensia, Inc., a compensation consulting firm, to conduct a review of Expedia’s compensation peer groups, and to compile data from proxy statements and other SEC filings of peer companies regarding compensation for certain executive officer positions. Compensia also advised the Compensation Committees with regard to the long-term equity awards granted to Mr. Khosrowshahi in connection with his entry into a new long-term employment agreement in the first quarter of 2015 as discussed further below in the section titled “Compensation Program Elements —Equity Compensation – Additional 2015 Equity Awards to Mr. Khosrowshahi.” Neither Compensia, nor any other compensation consultant had any role in determining or recommending the amount or form of executive compensation for 2015. The Compensation Committee considered various factors bearing upon Compensia’s independence including, but not limited to, the amount of fees received by Compensia from Expedia as a percentage of Compensia’s total revenue, Compensia’s policies and procedures designed to prevent conflicts of interest, and the existence of any business or personal relationship that could impact Compensia’s independence. After reviewing these and other factors, the Committee determined that Compensia was independent and that its engagement did not present any conflicts of interest.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis describes Expedia’s executive compensation program as it relates to the following “named executive officers”:

Barry Diller	Chairman/Senior Executive

Dara Khosrowshahi	Chief Executive Officer

Mark D. Okerstrom	Executive Vice President of Operations and Chief Financial Officer

Robert J. Dzielak	Executive Vice President, General Counsel and Secretary

Victor A. Kaufman	Vice Chairman

Compensation Program Philosophy and Objectives

Expedia’s executive compensation program is designed to attract, motivate and retain highly skilled executives with the business experience and acumen that we believe are necessary for achievement of Expedia’s long-term business objectives. We support a pay for performance culture where employees are rewarded for individual, business and overall company success. The executive compensation program is designed to reward short- and long-term performance and to align the financial interests of executive officers with the interests of Expedia’s stockholders. We evaluate both performance and compensation levels to ensure that Expedia maintains its ability to attract and retain outstanding employees in executive positions and that the compensation provided to these executives remains competitive with the compensation paid to similarly situated executives at comparable companies. To that end, we believe that compensation packages provided to executive officers should include both cash and a significant equity-based component.

Roles of the Compensation Committee and Section 16 Committee

Expedia has a Compensation Committee and a Section 16 Committee that together have primary responsibility for establishing the compensation of Expedia’s named executive officers.

The Compensation Committee is responsible for (i) administering and overseeing Expedia’s executive compensation program, including salary matters, bonus plans and equity compensation plans, and (ii) approving all grants of equity awards, but excluding matters governed by Rule 16b-3 under the Exchange Act.

The Section 16 Committee is responsible for administering and overseeing matters governed by Rule 16b-3 under the Exchange Act, including approving grants of equity awards to named executive officers.

The Compensation Committee is appointed by the Board of Directors and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Code. The Section 16 Committee is also appointed by the Board of Directors and consists entirely of directors who are “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. For the purposes of this Compensation Discussion and Analysis, we refer to the Compensation Committee and Section 16 Committee collectively as the “Compensation Committees.”

During 2015, the Compensation Committee consisted of Ms. Coe, Mr. Dolgen, Mr. Jacobson and Mr. Kern, and the Section 16 Committee consisted of Messrs. Dolgen, Jacobson and Kern. Mr. Dolgen and Mr. Kern are Co-chairmen of the Compensation Committees.

Role of Executive Officers

Expedia management participates in reviewing and refining Expedia’s executive compensation program. Mr. Khosrowshahi and Mr. Diller meet with the Compensation Committees at least annually to discuss compensation packages for the executive team. Mr. Khosrowshahi annually reviews the performance of Expedia and each named executive officer other than himself, Messrs. Diller and Kaufman with the Compensation Committees and makes recommendations with respect to the appropriate base salary, annual cash bonus and grants of long-term equity incentive awards. Mr. Diller meets separately with the Compensation Committees to discuss his, and Messrs. Khosrowshahi and Kaufman’s performance, and to recommend appropriate compensation packages for Messrs. Khosrowshahi and Kaufman. The Compensation Committees then discuss each recommendation, with each of Messrs. Diller and Khosrowshahi absent when his respective compensation is discussed. After considering these recommendations and other considerations discussed below, the Compensation Committees determine the annual compensation package for each named executive officer.

Role of Compensation Consultants

In connection with the Company’s annual compensation review meetings in each of 2015 and 2016, management retained Compensia, Inc., an independent compensation consulting firm, to conduct an independent review of the prior year’s compensation peer group for positions held by the named executive officers and to compile data from proxy statements and other SEC filings of peer companies regarding compensation for executive officer positions, where available. Compensia also advised the Compensation Committees with regard to the long-term equity awards granted to Mr. Khosrowshahi in connection with his entry into a new long-term employment agreement in the first quarter of 2015 as discussed further below in the section titled “Item 10. Executive Compensation—Compensation Program Elements —Equity Compensation – Additional 2015 Equity Awards to Mr. Khosrowshahi”, as well as the long-term equity award granted to Mr. Okerstrom in connection with his new multi-year employment agreement in the first quarter of 2016.

Expedia also regularly uses non-customized survey or other data from a number of compensation consulting firms. A more detailed description of the compensation peer group review and use of survey and other data provided by compensation consultants is included below in the section titled “Item 10. Executive Compensation—The Role of Peer Groups, Surveys and Benchmarking.”

Role of Stockholder Say-on-Pay Votes

Expedia provides its stockholders with the opportunity to cast a triennial advisory vote on executive compensation (“say-on-pay”), which reflects the preference expressed by stockholders in 2011 with respect to the frequency of the say-on-pay vote (“say-on-frequency”). At Expedia’s annual meeting of stockholders held in June 2014, a substantial majority of the votes cast on the say-on-pay proposal at that meeting was voted in favor of the proposal. The Compensation Committees believe that the vote reflected stockholder support of Expedia’s approach to executive compensation, and, as such, did not make changes based on the 2014 vote. Stockholders will again have an opportunity to cast both say-on-pay and say-on-frequency votes at the Company’s 2017 annual meeting of stockholders. The Compensation Committees will continue to consider the outcome of say-on-pay votes when making future compensation decisions for executive officers.

Compensation Program Elements

General

The primary elements of the executive compensation program are base salary, cash bonus and equity compensation. The Compensation Committees review these elements in the first quarter of each year in light of Company and individual performance, recommendations from management and other relevant information, including prior compensation history and outstanding long-term compensation arrangements. Management and the Compensation Committees believe that there are multiple, dynamic factors that contribute to success at an individual and business level and have therefore avoided adopting strict formulas and relied primarily on a discretionary approach that allows the Compensation Committees to set executive compensation levels on a case- by-case basis, taking into account all relevant factors.

Following recommendations from management, the Compensation Committees may adjust compensation for executive officers at other times during the year including when executives are hired, when there are significant changes in their responsibilities, in connection with entering into new or extended employment agreements, or under other circumstances that the Compensation Committees consider appropriate.

Base Salary

Base salary represents the fixed portion of a named executive officer’s compensation and is intended to provide compensation for expected day-to-day performance. An executive officer’s base salary is initially determined upon hire or promotion based on the executive officer’s responsibilities, prior experience, individual compensation history and salary levels of other executives within Expedia and similarly situated executives at comparable companies.

Base salary is typically reviewed annually, at the time of the executive’s hire, promotion or expansion in responsibilities, or entry into a multi-year employment agreement, at which time management makes recommendations to the Compensation Committee based on consideration of a variety of factors, including:

•	the executive’s total compensation relative to other executives in similarly situated positions;

•	individual performance of the executive;

•	the executive’s responsibilities, prior experience, and individual compensation history, including any additional compensation such as signing bonuses or relocation benefits;

•	the terms of the executive’s employment agreement, if any;

•	general economic conditions;

•	competitive compensation market data, when available; and

•	the recommendations of the Chief Executive Officer, other than in connection with compensation for himself, the Chairman/Senior Executive and the Vice Chairman.

2015 Base Salary Changes: Mr. Kaufman has never received a base salary from the Company. Other than Mr. Dzielak, the base salaries of the other named executive officers were unchanged in connection with the 2015 annual compensation review.

On February 27, 2015, the Compensation Committee approved the terms of, and on March 2, 2015 the Company entered into, an amended and restated employment agreement with Mr. Dzielak (the “Amended Dzielak Agreement”) that extended the expiration date of the agreement from May 9, 2015 to March 2, 2018. Pursuant to the Amended Dzielak Agreement, Mr. Dzielak’s annual base salary was increased from $450,000 to $575,000, effective as of March 1, 2015, and his annual target bonus was increased from 75% to 100% of his annual base salary. The remaining material terms of Mr. Dzielak’s employment were unchanged.

Cash Bonuses

Cash bonuses are granted to recognize and reward an individual’s annual contribution to Company performance. Bonus target percentages for executive officers, other than the Chairman/Senior Executive, the Vice Chairman and the Chief Executive Officer, are generally established by the Compensation Committee, based on the recommendation of management, at the time of the executive’s hire, promotion, expansion in responsibilities, or entry into a multi-year employment agreement, and are reviewed each year by the Chief Executive Officer with the approval of the Chairman/ Senior Executive and the Compensation Committee. In addition to annual bonuses related to performance, management may also recommend that the Compensation Committee grant bonuses to new executive officers upon hire or existing executive officers upon promotion. Expedia utilizes new hire bonuses to help attract highly skilled executives to Expedia and to offset an executive’s loss of incentive compensation from a prior employer.

When approving annual bonuses for executive officers, the Compensation Committee has adopted a two-step process. At the beginning of each year, the Compensation Committee establishes performance goals, which historically have been tied to the achievement of either stock price performance or worldwide hotel bookings during the forthcoming year, and maximum bonus amounts. In general, the performance goals reflect the minimally acceptable Company performance that must be achieved in order for any amount of cash bonuses to be awarded to the executive officers, but with respect to which there is substantial uncertainty when established. These performance goals and maximum bonus amounts are primarily designed to permit Expedia to deduct executive officer compensation for federal income tax purposes in accordance with Section 162(m) of the Internal Revenue Code. However, satisfaction of the applicable performance targets does not obligate the Compensation Committee to approve any specific bonus amount for any executive officer and the Compensation Committee has historically reduced the maximum amount based on a discretionary assessment that takes into account a variety of factors, including:

•	Expedia’s business and financial performance, including year-over-year performance;

•	the executive’s target cash bonus percentage, if any;

•	the executive’s individual performance;

•	the terms of the executive’s employment agreement or separation arrangements, if applicable;

•	the overall funding of the cash bonus pool;

•	amount of bonus relative to other Company executives;

•	general economic conditions;

•	competitive compensation market data, when available; and

•	the recommendations of the Chief Executive Officer and Chairman/Senior Executive, which do not include recommendations regarding their own compensation.

Neither Mr. Diller, as Chairman/Senior Executive, nor Mr. Khosrowshahi, as Chief Executive Officer, has a target cash bonus percentage. Mr. Kaufman has never received a cash bonus and does not have a target cash bonus percentage. Messrs. Okerstrom and Dzielak each have a target cash bonus of 100% of their respective base salaries.

2015 Annual Cash Bonuses: For 2015 annual bonuses, the Compensation Committee conditioned payment of bonuses to executive officers on attaining:

•	Worldwide hotel room night bookings (room nights stayed basis) of Expedia on a consolidated basis in any of the three consecutive calendar quarters beginning with the second quarter of 2015 must be at least 5% higher than worldwide hotel bookings in the corresponding calendar quarter twelve months before, excluding the benefit of any acquisitions by the Expedia during such period; or

•	On at least 30 trading days during the period beginning February 28, 2015 through December 31, 2015, the closing price per share of Expedia’s common stock must exceed by at least 5% the closing price of Expedia’s common stock on February 27, 2015, which was $91.75, taking into account any Share Change or Corporate Transaction (each as defined in the Expedia 2005 Plan).

The stock price performance and hotel bookings goals were met, as determined by the Compensation Committee during the fourth quarter of 2015.

On February 25, 2016, the Compensation Committee approved bonuses with respect to the 2015 calendar year for each of the named executive officers other than Mr. Kaufman. The 2015 annual cash bonuses for each of Messrs. Diller and Khosrowshahi were significantly lower than the prior year, reflecting the Company’s solid business and financial performance during 2015 compared to the strong performance for the prior year. The 2015 annual cash bonuses awarded to Messrs. Okerstrom and Dzielak were higher than the prior year, primarily in recognition of the key role each played in the structuring, negotiation and execution of key corporate transactions during 2015, including the acquisitions of Orbitz Worldwide, Inc. and HomeAway, Inc., as well as other strategic investments and dispositions.

The cash bonuses described above are reflected in the “Bonus” column of the table titled “2015 Summary Compensation Table” in the section below titled “Item 10. Executive Compensation – 2015 Summary Compensation Table.”

Equity Compensation

Equity compensation is designed to align executive compensation with the interests of stockholders and the long-term performance of Expedia. Equity compensation awards link compensation to financial performance because the value of equity awards depends on Expedia’s stock price. Equity compensation awards are also an important employee retention tool because they generally vest over a multi-year period, subject to continued service by the award recipient.

The Compensation Committees, based on management’s recommendations, generally utilize awards of stock options as Expedia’s primary equity compensation vehicle, but have also awarded restricted stock units at the time of hire to replace forfeited equity of a prior employer and pursuant to individually negotiated arrangements and special circumstances. Stock options are favored because the value from stock option awards is directly dependent on appreciation in the Company’s stock price and therefore provides an objectively measurable goal.

Equity awards are typically granted to executive officers upon hire, promotion, in connection with the Company’s annual compensation review or entry into a multi-year employment agreement. Management generally recommends annual equity awards in the first quarter of each year when the Compensation Committees meet to make determinations regarding annual bonuses for the last completed fiscal year and to set compensation levels for the current fiscal year. The meeting at which the Compensation Committees approve these awards is generally scheduled several months in advance and timed to occur after the public disclosure of Expedia’s prior year financial statements.

The Compensation Committees review various factors considered by management when establishing the Expedia-wide equity grant pool, including:

•	Expedia’s business and financial performance, including year-over-year performance;

•	dilution rates, taking into account projected headcount changes and employee turnover;

•	non-cash compensation as a percentage of adjusted EBITDA;

•	equity compensation utilization by peer companies;

•	general economic conditions; and

•	competitive compensation market data regarding award values.

For specific grants to executive officers, management makes recommendations to the Section 16 Committee based on a variety of factors, including:

•	individual performance and future potential of the executive;

•	the overall size of the equity grant pool;

•	award value relative to other Company executives;

•	the value of previous grants and amount of outstanding unvested equity awards;

•	competitive compensation market data, where comparable; and

•	the recommendations of the Chief Executive Officer, other than in connection with compensation for himself and the Chairman/Senior Executive.

After review and consideration of management’s recommendations, the Section 16 Committee decides whether to approve the grants of equity compensation to executive officers and the Compensation Committee decides whether to approve grants of equity compensation to non-executive officers.

2015 Annual Review Equity Awards: On February 27, 2015, each of the named executive officers received an award of stock options that vest in equal installments on the first four anniversaries of the grant date. The exercise price for each stock option is $91.75 (the closing price of Expedia’s common stock on the date of grant), and each stock option has a seven-year term. In approving the stock option awards, the Section 16 Committee considered, with input from Mr. Khosrowshahi in the case of Messrs. Dzielak and Okerstrom, and Mr. Diller in the case of Messrs. Khosrowshahi and Kaufman, the individual performance of each executive and the factors described above in relation to the establishment of the Expedia-wide equity grant pool and specific equity award grants. The Section 16 Committee also gave particular consideration to the following factors:

•	with respect to Mr. Diller, his role in providing strategic direction for the Company overall;

•	with respect to Mr. Khosrowshahi, his role in:

•	directly managing the strong performance for the Company’s flagship Expedia brand, for which Mr. Khosrowshahi had day-to-day operational oversight responsibility in his role as brand president;

•	the continued expansion of the Company’s portfolio of brands and global presence through successful acquisitions and investments, and

•	overseeing several key Company initiatives, including a significant ramp up in the rate of new property acquisitions and the successful implementation of the strategic marketing agreement with Travelocity.

•	with respect to Mr. Kaufman, his participation in strategic oversight of the Company and the fact that he does not receive either a base salary or cash bonus compensation; and

•	with respect to Messrs. Okerstrom and Dzielak, their respective roles in structuring, negotiating and executing key corporate transactions, as well as, in the case Mr. Okerstrom, his additional responsibilities as Executive Vice President of Operations and, in the case of Mr. Dzielak, his continued effective management of legal costs and litigation defense matters.

Additional 2015 Restricted Stock Unit Award to Mr. Dzielak. In connection with the Compensation Committee’s approval of the terms of a multi-year employment agreement with Mr. Dzielak, as described above, the Section 16 Committee also approved an award to Mr. Dzielak of 11,592 restricted stock units that will vest annually over four years, subject to his continued service with the Company and the satisfaction of the performance goals described above the section titled “Item 10. Executive Compensation - Compensation Program Elements —Cash Bonuses—2015 Cash Bonuses”, which goals were met, as determined by the Compensation Committee during the fourth quarter of 2015.

Additional 2015 Stock Option Awards to Mr. Khosrowshahi. On March 31, 2015, the Company entered into a new, long-term employment agreement with Mr. Khosrowshahi, which was effective as of March 31, 2015 and has a term that expires on September 30, 2020. Mr. Khosrowshahi’s prior employment agreement was due to expire on August 2, 2015. Under the terms of Mr. Khosrowshahi’s employment agreement, he will continue to receive his current $1,000,000 base salary and be entitled to receive an annual discretionary bonus. Mr. Khosrowshahi will also be entitled to receive the severance benefits described below in the section below titled “—Severance” and will continue to be restricted from competing with the Company and from soliciting Company employees and business partners during the twenty-four month period following his termination of employment for any reason.

In connection with Mr. Khosrowshahi’s entry into the new employment agreement, and based on the recommendation of management, the Section 16 Committee also approved the following long-term equity awards to Mr. Khosrowshahi:

•	an award of 1.6 million stock options that vest 50% on each of the third and fifth anniversaries of the date of grant, subject to Mr. Khosrowshahi’s continued employment with the Company (the “Khosrowshahi Cliff Vest Options”); and

•	an award of 1.1 million stock options that are subject to Mr. Khosrowshahi’s continued employment with the Company and satisfaction of a stock price goal of $170 (an 80.6% increase to the closing price of Expedia’s common stock on the date of grant), measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding September 30, 2020 (the “Khosrowshahi Performance Options” and together with the Cliff Vest Options, the “Khosrowshahi Stock Option Awards”).

The exercise price for the Khosrowshahi Stock Option Awards is $95.00 (representing an $0.87 premium to the closing price of Expedia’s common stock on the date of grant), and each stock option has a seven-year term.

Upon a termination of Mr. Khosrowshahi’s employment by the Company without cause (other than by reason of his death or disability) or resignation by Mr. Khosrowshahi for Good Reason, the Stock Option Awards will vest on a pro rated basis for each full month from the date of grant to the first anniversary of the termination date and, in the case of the Performance Options, subject to the achievement of the stock price goal. For the purposes of the Stock Option Awards only, the definition of good reason includes (in addition to other triggers) the current Chairman and Senior Executive no longer serving in that or a similar role and either (i) beneficially owning equity securities representing less than 35% of the Company voting power or (ii) beneficially owning equity securities representing at least 35% of the Company voting power and another stockholder holding securities of the Company representing a greater voting power. In the event of a Change in Control (as defined in the Expedia 2005 Plan) or the acquisition for cash by Liberty Interactive or any of its Affiliates of beneficial ownership of 100% of the Outstanding Company Voting Securities (as defined in the Expedia 2005 Plan), the Stock Option Awards will vest in full.

Mr. Khosrowshahi and the Committee also agreed that Mr. Khosrowshahi is not expected to receive additional equity compensation for the 5.5 year term of his employment agreement, though the Committee retains the discretion to grant equity awards as it deems appropriate, including to Mr. Khosrowshahi.

To assist the Committees, the Company engaged Compensia to evaluate various long-term incentive alternatives and make recommendations to the Committees. In finalizing the structure of the Khosrowshahi Stock Option Awards, the Committees took into account a variety of factors, including:

•	competitive pay and performance data among a comparator group of companies;

•	Mr. Khosrowshahi’s existing unvested equity holdings;

•	the additional incentive to create significant shareholder value by virtue of the stock price performance goal applicable to the Khosrowshahi Performance Options;

•	the Committees’ substantial desire to retain Mr. Khosrowshahi’s services for the long-term, as reflected in the extended vesting schedule for both the Khosrowshahi Cliff Vest Options and the Khosrowshahi Performance Options; and

•	Mr. Khosrowshahi’s agreement with the Committees that he is not expected to receive additional equity compensation for the 5.5 year term of his employment agreement.

The 2015 equity grants to the named executive officers are reflected in the table titled “2015 Grants of Plan- Based Awards” in the section below titled “Executive Compensation.”

Other Compensation

In addition to the primary elements of compensation (base salary, cash bonuses and equity awards) described above, the named executive officers may also receive compensation in the following forms:

•	401(k) Match: Executives who participate in Expedia’s 401(k) Retirement Program are eligible for Company matching contributions (as are all domestic Expedia employees). Expedia matches 50% of each dollar a participant contributes, up to the first 6% of eligible compensation, subject to applicable Internal Revenue Service limits.

•	Personal Use of Corporate Aircraft: Executives may receive benefits attributable to the personal use of certain aircraft, including aircraft jointly owned by Expedia and IAC. Pursuant to Company policy, Mr. Diller is required to, and Mr. Khosrowshahi and other senior executives are encouraged to, travel on corporate aircraft for both business and personal purposes. In addition to serving general security interests, this means of travel permits Mr. Diller and Mr. Khosrowshahi and other executives to travel non-stop and without delay, to remain in contact with Expedia while traveling, to change plans quickly in the event Company business requires, and to conduct confidential Company business while flying, be it telephonically, by email or in person. These interests are furthered on both business and personal flights, as Mr. Diller, Mr. Khosrowshahi and other executives typically provide services to Expedia while traveling in either case. Nonetheless, the incremental cost to Expedia of executive’s travel for personal purposes during 2015 is reflected as compensation from Expedia. For personal use of Company-owned aircraft during 2015, Mr. Khosrowshahi offset the cost to the Company at the maximum rates allowable under applicable rules of the Federal Aviation Administration.

In addition, in light of Mr. Diller’s senior role at both companies, Expedia and IAC have agreed to share certain expenses associated with the provision of personal benefits to Mr. Diller, including the use of automobiles for personal purposes and certain office space and IT equipment used by individuals who work for Mr. Diller personally. Expedia and IAC each cover 50% of the costs, which reflects the current allocation of actual time spent by Mr. Diller between the two companies.

The Role of Peer Groups, Surveys and Benchmarking

Management considers multiple data sources when reviewing compensation information to ensure that the data reflect compensation practices of relevant companies in terms of size, industry and geographic location. Among other factors, management considers the following information, when available, in connection with its recommendations to the Compensation Committees regarding compensation for executive officers:

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

When available, management considers competitive market compensation paid by other peer group companies but does not attempt to maintain a certain target percentile within the peer group or otherwise rely solely on such data when making recommendations to the Compensation Committees regarding compensation for executive officers. Management and the Compensation Committees strive to incorporate flexibility into the compensation programs and the assessment process to respond to and adjust for the evolving business environment and the value delivered by the executive officers.

In light of his role as both Chairman and Senior Executive of Expedia, a separate peer group comprised of executives in comparable roles is considered with respect to Mr. Diller’s compensation. In addition, we review each of our peer groups annually. For both 2015 and 2016, we engaged Compensia to conduct an initial review and make recommendations regarding peer group changes. In each case, the Compensation Committees then considered any proposed changes prior to approving the peer groups for the upcoming year.

2015 Peer Groups. In connection with the Compensation Committees’ approval of executive officer base salary and equity compensation during 2015, which is discussed below in the sections titled “Item 10. Executive Compensation - Compensation Program Elements – Base Salary” and “Compensation Program Elements – Equity Compensation”, data regarding compensation for comparable executive officer positions at the following peer companies was considered:

Executive Officer Peer Group (other than Chairman/Senior Executive):

Activision Blizzard, Inc.	Orbitz Worldwide, Inc.

Adobe Systems Incorporated	priceline.com Incorporated

Alliance Data Systems Corporation	Sabre Corporation

Electronic Arts Inc.	salesforce.com, inc.

Groupon, Inc.	Starwood Hotels & Resorts Worldwide, Inc.

Hyatt Hotels Corporation	TripAdvisor, Inc.

Intuit Inc.	Wyndham Worldwide Corporation

Netflix, Inc.	Yahoo! Inc.

Chairman/Senior Executive Peer Group:

Cablevision Systems Corporation	Linear Technology Corporation

CBS Corporation	Marriott International, Inc.

Charles Schwab	News Corporation

DISH Network Corporation	Starbucks Corporation

Host Hotels & Resorts, Inc.	Viacom Inc.

Hyatt Hotels Corporation

2016 Peer Groups. In connection with the Compensation Committee’s approval of executive officer cash bonuses for 2015, which were approved in the first quarter of 2016 and are discussed below in the section titled “Item 10. Executive Compensation - Compensation Program Elements – Cash Bonuses”, the Compensation Committee considered data from the same peer groups as the prior year, except that LinkedIn Corporation and Zillow Group, Inc. were added to the executive peer group and Groupon, Inc., Hyatt Hotels Corporation and Orbitz Worldwide, Inc. were removed, and Twitter, Inc. was added to the Chairman/Senior Executive peer group.

Stock Ownership & Hedging Policies

Stock Ownership: To further align the interests of Expedia senior management and Expedia stockholders, the Executive Committee of the Board of Directors adopted a Stock Ownership Policy, effective October 26, 2009. The Stock Ownership Policy specifies a number of shares that the Chief Executive Officer and all executives reporting directly to the Chief Executive Officer are expected to accumulate and hold by the later of five years from the date of hire or promotion into an eligible position or September 30, 2016 (the “Ownership Target Date”). Unexercised stock options and unvested RSUs are not counted toward compliance with the minimum stockholding target.

The Stock Ownership Policy also includes stock retention provisions. Prior to the Ownership Target Date, if eligible executives have not met their stockholding requirement, they are required to retain 25% of the net shares received from any exercised options or any vested RSUs until they have met their stockholding target. Net shares are the shares remaining after payment of the exercise price and/or withholding of taxes. If executives subject to the Policy have not met their stockholding requirement on the Ownership Target Date, the net-share retention percentage may be increased until they have met their minimum stockholding target. The Stock Ownership Policy minimum stockholding target is 200,000 shares for Mr. Khosrowshahi and 60,000 shares for Messrs. Dzielak and Okerstrom. Mr. Khosrowshahi holds shares significantly in excess of his minimum target. Messrs. Dzielak and Okerstrom are in compliance with the Stock Ownership Policy and have until April 2017 and September 2016, their respective Ownership Target Dates, to meet the stockholding target.

Hedging: The Expedia, Inc. Securities Trading Policy prohibits employees, including executive officers, from engaging in short sales with respect to Expedia securities or the purchase, sale or issuance of options or rights relating to Expedia securities. This prohibition extends to various forms of hedging or monetization transactions.

Tax Matters

Section 162(m) of the Code generally permits a tax deduction to public corporations for compensation over$1 million paid in any fiscal year to a corporation’s chief executive officer and certain other highly compensated executive officers only if the compensation qualifies as being performance-based under Section 162(m). Expedia endeavors to structure its compensation policies to qualify as performance-based under Section 162(m) whenever it is reasonably possible to do so while meeting Expedia’s compensation objectives.

Nonetheless, deductibility under Section 162(m) of the Code is one of many factors the Compensation Committees take into account in determining executive officer compensation. From time to time certain nondeductible compensation may be paid and the Board of Directors and the Compensation Committees reserve the authority to award nondeductible compensation to executive officers in appropriate circumstances. It is possible that some compensation paid pursuant to certain equity awards that have already been granted may be nondeductible as a result of Section 162(m). Additionally, under applicable Internal Revenue Service rules, the personal use of corporate aircraft leads to a disallowance of the deduction by Expedia for tax purposes of certain airplane-related costs.

For purposes of allowing Expedia to deduct employee compensation in accordance with Section 162(m), the Compensation Committees made all annual bonuses payable to named executive officers for 2015 and all restricted stock units awarded to named executive officers during 2015 subject to the satisfaction of the performance goals described in the sections above titled “Compensation Program Elements—Cash Bonuses” and “Compensation Program Elements—Equity Compensation.”

Change in Control

Under the Expedia 2005 Plan, certain executive officers are entitled to accelerated vesting of equity awards in the event of a change in control of Expedia. In addition, vesting for the Khosrowshahi Cliff Vest Options and Khosrowshahi Performance Options described above would also accelerate upon the acquisition for cash by Liberty Interactive or any of its Affiliates of beneficial ownership of 100% of the Outstanding Company Voting Securities (as defined in the Expedia 2005 Plan).

The Compensation Committees believe that accelerated vesting of equity awards in connection with change in control transactions would provide an incentive for these executives to continue to help execute successfully such a transaction from its early stages until closing.

For a description and quantification of these change in control benefits, please see the section below titled “Executive Compensation—Potential Payments Upon Termination or Change in Control.”

Severance

Expedia has entered into an employment agreement with each of Messrs. Dzielak, Khosrowshahi, and Okerstrom, pursuant to which, in the event of a qualifying termination and subject to the executive executing a release of claims agreement:

•	Expedia will continue to pay base salary through the longer of the end of the term of the employment agreement (subject to a maximum of 36 months for Mr. Khosrowshahi only) and 12 months (payable in equal biweekly installments);

•	Expedia will consider in good faith the payment of discretionary bonuses on a pro rata basis for the year in which termination of employment occurs (payable in a lump sum at the time such annual bonus would otherwise have been paid);

•	Expedia will pay an amount equal to COBRA health insurance coverage for a period of 12 months (for Messrs. Khosrowshahi and Dzielak, payable in a lump sum, and for Mr. Okerstrom, payable monthly);

•	except as described under “Item 10. Executive Compensation - Compensation Program Elements - Equity Compensation—Additional 2015 Stock Option Awards to Mr. Khosrowshahi.” with respect to the stock option awards granted to Mr. Khosrowshahi on March 31, 2015, all equity holdings that otherwise would have vested during the 12-month period following termination of employment will accelerate, provided that equity awards that vest less frequently than annually shall be treated as though such awards vested annually; and

•	Messrs. Dzielak, Khosrowshahi, and Okerstrom will have 18 months following the date of termination to exercise any vested stock options (including stock options accelerated pursuant to the terms of the executive’s employment agreement) or, if earlier, through the scheduled expiration date of the options

In addition, Messrs. Dzielak, Khosrowshahi, and Okerstrom will be restricted from competing with the Company and from soliciting Company employees and business partners during a period (the longer of the term of their employment agreement and eighteen months in the case of Messrs. Dzielak and Okerstrom and twenty- four months in the case of Mr. Khosrowshahi), following termination of their employment for any reason.

Any cash payments made in connection with the provisions described above shall be offset by any cash amounts earned from another employer during the applicable time period. The foregoing arrangements are intended to attract and retain qualified executives who may have other employment alternatives that may appear to them to be less risky absent these arrangements.

2015 Summary Compensation Table

The table below sets forth certain information regarding the compensation earned during the fiscal year ended December 31, 2015 by the following “named executive officers”: (i) Expedia’s Chief Executive Officer and Chief Financial Officer; and (ii) three other most highly compensated executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Barry Diller	2015	$465,000	$2,000,000	—	$6,505,933	$952,863	$9,923,796
Chairman and Senior Executive	2014	465,000	2,500,000	—	3,782,934	848,290	7,596,224
	2013	465,000	1,250,000	—	3,021,654	509,427	5,246,081

Dara Khosrowshahi	2015	1,000,000	2,750,000	—	90,845,602	7,950	94,603,552
Chief Executive Officer	2014	1,000,000	3,500,000	—	5,119,089	23,317	9,642,406
	2013	1,000,000	1,500,000	—	4,395,463	571,578	7,467,041

Mark D. Okerstrom	2015	750,000	1,750,000	—	3,347,118	21,853	5,868,971
Executive Vice President of Operations and Chief Financial Officer	2014	644,712	1,500,000	$999,935	3,775,328	10,800	6,930,775
	2013	500,000	450,000	—	2,197,731	20,984	3,168,715

Robert J. Dzielak	2015	550,962	900,000	1,080,954	1,891,849	7,950	4,431,715
Executive Vice President, General Counsel and Secretary	2014	450,000	600,000	—	1,663,704	6,404	2,720,108
	2013	435,577	325,000	—	1,538,412	9,175	2,308,164

Victor A. Kaufman	2015	—	—	—	1,455,269	—	1,455,269
Vice Chairman	2014	—	—	—	1,279,772	—	1,279,772
	2013	—	—	—	1,098,866	10,616	1,109,481

(1)	Reflects base salary earned during 2015. The amounts shown for Mr. Dzielak reflect salary adjustments described in the section above titled “Compensation Discussion and Analysis—Compensation Program Elements—Base Salary—2015 Changes to Mr. Dzielak’s Base Salary.”
(2)	Bonus amounts for 2015 reflect annual cash bonuses that were paid in 2016. See the section above titled “Compensation Discussion and Analysis—Compensation Program Elements—Cash Bonuses” for a description of the 2015 cash bonuses.
(3)	Includes aggregate grant date fair value of awards granted in the year indicated, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The grant date fair value of awards reflects an estimate as of the grant date and may not correspond to the actual value that will be recognized by the named executive officers. Stock Awards consist of restricted stock units valued using the closing price of Expedia common stock on the NASDAQ Stock Market on the day immediately preceding the grant date. Option Awards consist of stock options valued using a Black-Scholes model, or in the case of the Performance Options granted to Mr. Khosrowshahi on March 31, 2015, the Monte Carlo valuation model. The Black-Scholes and the Monte Carlo models incorporate various assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on historical volatility of our common stock and other relevant factors. The expected term is based on our historical experience and on the terms and conditions of the stock option awards granted to employees. For option awards granted to the named executive officers during 2015, the Black-Scholes and Monte Carlo option pricing model assumptions were as follows:

					Assumed Annual Dividend Rate (% of grant date closing price)

	Grant Date	Expected Term (years)	Risk-Free Interest Rate (%)	Expected Volatility (%)

Barry Diller	02/27/2015	7.00	1.69	48.96	0.78
All other named executive officers	02/27/2015	4.00	1.20	41.46	0.78
Dara Khosrowshahi (“Cliff Vest Options”)	03/31/2015	5.50	1.42	39.86	0.76
Dara Khosrowshahi (“Performance Options”)	03/31/2015	5.50	1.46	39.75	0.76

(4)	For additional information regarding certain components of amounts reflected in the “All Other Compensation” column, see table below entitled, “2015 All Other Compensation.”

2015 All Other Compensation

The following table provides additional detail regarding the amounts reflected in the “All Other Compensation” column of the 2015 Summary Compensation Table above.

	Barry Diller	Dara Khosrowshahi	Mark D. Okerstrom	Robert J. Dzielak	Victor A. Kaufman
Personal Use of Corporate Aircraft(1)	$873,368	$—	$13,903	$—	$—
401(k) Company Match(2)	—	7,950	7,950	7,950	—
Miscellaneous(3)	79,495	—	—	—	—

(1)	Reflects the incremental cost to Expedia for personal use of corporate aircraft, including aircraft jointly owned by each of Expedia and IAC (or charter aircraft in the event either of the jointly-owned aircraft is temporarily unavailable). In 2015, the incremental cost to Expedia for Messrs. Diller, Khosrowshahi and Okerstrom’s personal use of these aircraft is based on the average variable operating cost to Expedia. Variable operating costs include fuel, certain maintenance costs, navigation fees, onboard catering, landing fees, crew travel expenses and other miscellaneous variable costs. For the jointly-owned aircraft, the total annual variable costs are divided by the annual number of hours such aircraft flew to derive an average variable cost per hour. This average variable cost per hour is then multiplied by the hours flown for personal use (for the jointly-owned aircraft, including flights to the hangar or other locations without passengers, commonly referred to as “deadhead” flights), to derive the incremental cost. We do not include fixed costs that do not change based on usage, such as pilots’ salaries, purchase costs, insurance, scheduled maintenance and non-trip-related hangar expenses in the case of the jointly-owned aircraft, and purchase costs and management fees in the case of the fractional interest aircraft. Mr. Khosrowshahi reimbursed the Company for all personal use of the corporate aircraft during 2015. Executive officers occasionally have family members or other guests accompany them on business and personal trips, at minimal incremental cost to the Company. While travel by family members or other guests does not result in any incremental cost to the Company, such travel does result in the imputation of taxable income to such executive officers, the amount of which is calculated in accordance with applicable IRS regulations. See the section above titled “Item 10. Executive Compensation - Compensation Discussion and Analysis— Compensation Program Elements—Other Compensation” for a description of the Company’s policy regarding the personal use of Company aircraft by executive officers.
(2)	Represents matching contributions of Expedia under the Expedia 401(k) Retirement Savings Plan. Under this plan as in effect through December 31, 2015, Expedia matches $0.50 for each dollar a participant contributes, up to the first 6% of eligible compensation, subject to limits imposed by the Internal Revenue Code.
(3)	In connection with the IAC/Expedia Spin-Off, Expedia and IAC agreed that, in light of Mr. Diller’s senior role at both companies and his anticipated use of certain resources for the benefit of both companies, certain expenses associated with such usage would be shared between Expedia and IAC. Mr. Diller is provided with the use of certain automobiles for business and personal purposes and certain IAC-owned office space and IT equipment for use by certain individuals who work for Mr. Diller personally. In 2015, Expedia and IAC covered 50% and 50% of these costs, respectively.

2015 Grants of Plan-Based Awards

During fiscal year 2015, the Compensation Committee or Section 16 Committee, as appropriate, approved stock option and restricted stock awards to the named executive officers as follows:

		All Other Option Awards: Number of Securities Underlying Options(#)(1)	Exercise Price or Base Price of Option Awards ($/Sh)	Closing Market Price on Date of Grant ($)	Estimated Future Payouts Under Equity Incentive Plan Awards(#)(2)	Grant Date Fair Value of Option Awards ($)(3)

Name	Grant Date
Barry Diller	02/27/2015	150,000	$91.75	$91.75	—	$6,505,933
Dara Khosrowshahi	02/27/2015	250,000	91.75	91.75	—	7,276,343
	03/31/2015	1,600,000	95.00	94.13	—	53,187,260
	03/31/2015	1,100,000	95.00	94.13	—	30,382,000
Mark D. Okerstrom	02/27/2015	115,000	91.75	91.75	—	3,347,118
Robert J. Dzielak	02/27/2015	65,000	91.75	91.75	—	1,891,849
	02/27/2015	—	—	—	11,592	1,080,954
Victor A. Kaufman	02/27/2015	50,000	91.75	91.75	—	1,455,269

(1)	Except for the options granted to Mr. Khosrowshahi on March 31, 2015, all options have a seven-year term and vest in four equal installments commencing on the first anniversary of the grant date. The award of 1.6 million stock options granted on March 31, 2015 are subject to Mr. Khosrowshahi’s continued employment with the Company and vest 50% on each of the third and fifth anniversaries of the date of grant. The award of 1.1 million stock options granted on March 31, 2016 are subject to Mr. Khosrowshahi’s continued employment with the Company and satisfaction of a stock price goal of $170, measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding September 30, 2020.
(2)	Represents the number of shares of Expedia common stock to be issued upon satisfaction of the conditions to vesting, without taking into account shares withheld to cover applicable taxes, if any. In addition to continued employment with the Company, the vesting of the award was subject to the achievement of performance goals relating either to stock price performance or worldwide hotel bookings, which goals have been satisfied. Mr. Dzielak’s RSU award is described in further detail in the section above titled “Item 10. Executive Compensation - Compensation Discussion and Analysis—Compensation Program Elements—2015 Equity Compensation Awards.”
(3)	These amounts reflect an estimate of the grant date fair value and may not correspond to the actual value that will be recognized by the named executive officers. For stock options, reflects the full grant date fair value, calculated in accordance with FASB ASC Topic 718 using a Black-Scholes option valuation methodology, except for Performance Options granted to Mr. Khosrowshahi on March 31, 2015, which uses the Monte Carlo valuation model. See footnote 3 of the “2015 Summary Compensation Table” above for more information regarding assumptions used in the Black-Scholes and Monte Carlo option pricing model.

Outstanding Equity Awards at 2015 Year-End

The following table provides information regarding the holdings of stock options and RSUs by the named executive officers as of December 31, 2015. The market value of the RSUs is based on the closing price of Expedia common stock on the NASDAQ Stock Market on December 31, 2015, the last trading day of the year, which was $124.30

		Option Awards						Stock Awards
		Number of Securities Underlying Unexercised Options(#)		Number of Securities Underlying Unexercised Options(#)		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Name	Grant Date(1)	Exercisable		Unexercisable
Barry Diller	03/02/2009	24,935	(2)	—		$6.97	03/02/2016	—		—
	02/23/2010	99,737	(3)	—		21.21	02/23/2017	—		—
	03/01/2011	49,868	(4)	—		18.63	03/01/2018	—		—
	03/13/2013	50,000		50,000	(5)	65.75	03/13/2020	—		—
	02/26/2014	25,000		75,000	(5)	78.52	02/26/2021	—		—
	02/27/2015	—		150,000	(6)	91.75	02/27/2022	—		—
Dara Khosrowshahi	02/23/2010	275,317	(3)	—		21.21	02/23/2017	—		—
	03/01/2011	158,611	(4)	—		18.63	03/01/2018	—		—
	07/31/2012	225,000		75,000	(5)	56.99	07/31/2019	—		—
	03/13/2013	100,000		100,000	(5)	65.75	03/13/2020	—		—
	02/26/2014	50,000		150,000	(5)	78.52	02/26/2021	—		—
	02/27/2015	—		250,000	(6)	91.75	02/27/2022	—		—
	03/31/2015	—		1,600,000	(7)	95.00	03/31/2022	—		—
	03/31/2015	—		1,100,000	(8)	95.00	03/31/2022	—		—
Mark D. Okerstrom	09/15/2011	13,218	(9)			27.94	09/15/2018	—		—
	02/28/2012	75,000		25,000	(5)	33.79	02/28/2019	—		—
	03/13/2013	50,000		50,000	(5)	65.75	03/13/2020	—		—
	02/26/2014	25,000		75,000	(5)	78.52	02/26/2021	—		—
	03/06/2014	12,500		37,500	(5)	74.71	03/06/2021	—		—
	02/27/2015	—		115,000	(6)	91.75	02/27/2022	—		—
	09/08/2014	—		—		—	—	8,536	(10)	$1,061,025
Robert J. Dzielak	02/28/2012			5,000	(5)	33.79	02/28/2019	—		—
	05/09/2012	25,000		12,500	(5)	41.14	05/09/2019	—		—
	03/13/2013	35,000		35,000	(5)	65.75	03/13/2020	—		—
	02/26/2014	16,250		48,750	(5)	78.52	02/26/2021	—		—
	02/27/2015	—		65,000	(6)	91.75	02/27/2022	—		—
	02/27/2015	—		—		—	—	11,592	(10)	1,440,886
Victor A. Kaufman	02/28/2012	75,000		25,000	(5)	33.79	02/28/2019	—		—
	03/13/2013	25,000		25,000	(5)	65.75	03/13/2020	—		—
	02/26/2014	12,500		37,500	(5)	78.52	02/26/2021	—		—
	02/27/2015	—		50,000	(6)	91.75	02/27/2022	—		—

(1)	All share and per share amounts have been adjusted to reflect Expedia’s one-for-two reverse stock split effected and the impact of the TripAdvisor Spin-Off, both completed on December 20, 2011.
(2)	Options vested in full on March 2, 2013, the fourth anniversary of the grant date.
(3)	Options vested in full on February 23, 2014, the fourth anniversary of the grant date.
(4)	Options vested in full on March 1, 2015, the fourth anniversary of the grant date.
(5)	Options vest in four equal installments commencing on the first anniversary of the grant date.
(6)	Options vest in four equal installments commencing on February 15 in each of the first four years following the grant date.
(7)	Options vest in two equal installments on March 31, 2018 and March 31, 2020.
(8)	Options to vest in one installment on September 30, 2020, subject satisfaction of a stock price goal of $170, measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding September 30, 2020.
(9)	Options vested in full on September 15, 2015, the fourth anniversary of the grant date.
(10)	RSUs will vest in full in four equal installments commencing on the first anniversary of the grant date, and are subject to the achievement of performance goals relating either to stock price performance or worldwide hotel bookings, which goals have been satisfied.

2015 Option Exercises and Stock Vested

The following table provides information regarding Expedia stock options exercised by and Expedia restricted stock unit awards vested for the named executive officers during 2015.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Barry Diller	1,895,020	(4)	$152,087,326	—	—
Dara Khosrowshahi	111,481		11,594,024	50,000	$5,380,500
Mark D. Okerstrom	69,542		7,122,701	2,845	316,449
Robert J. Dzielak	14,626		1,216,975	—	—
Victor A. Kaufman	79,305		7,410,021	—	—

(1)	Represents the value of exercised options calculated by multiplying (i) the number of shares of Expedia’s common stock to which the exercise of the option related by (ii) the difference between the market price of Expedia’s common stock at exercise and the exercise price of the options.
(2)	Represents the gross number of shares acquired upon vesting of RSUs without taking into account any shares that may be withheld to satisfy applicable tax obligations.
(3)	Represents the value of vested RSUs calculated by multiplying the gross number of vested RSUs by the closing price of Expedia common stock on the NASDAQ Stock Market on the vesting date or if the vesting occurred on a day on which the NASDAQ Stock Market was closed for trading, the next trading day.
(4)	Mr. Diller exercised options to purchase 1,895,020 shares of Expedia common stock, of which 520,407 shares were withheld and concurrently cancelled by the Company to cover the exercise price, and 768,559 shares were withheld and concurrently cancelled to cover tax obligations, with a net delivery of 606,054 shares. These options were granted to Mr. Diller in June 2005. Mr. Diller exercised the options in 2015 because the options were scheduled to expire. Mr. Diller holds the net shares acquired upon exercise.

Potential Payments Upon Termination or Change in Control

Certain of our employment agreements, compensation plans, and equity award agreements entitle our named executive officers to salary continuation, accelerated vesting of equity awards and other severance benefits in the event of a change in control of the Company and/or upon the termination of the executive’s employment with Expedia under specified circumstances. These plans and agreements are described below as they apply to our named executive officers on December 31, 2015.

Employment Agreement Severance Provisions

Expedia has entered into an employment agreement with each of Messrs. Dzielak, Khosrowshahi, and Okerstrom (Messrs. Diller and Kaufman do not have employment agreements with the Company), pursuant to which, in the event of such executive’s termination of employment by the Company without cause (other than by reason of his death or disability) or the executive for good reason (as defined below) and subject to the executive executing a release of claims agreement:

•	Expedia will continue to pay base salary through the longer of the end of the term of the employment agreement (subject to a maximum of 36 months for Mr. Khosrowshahi only) and 12 months (payable in equal biweekly installments);

•	Expedia will pay an amount equal to COBRA health insurance coverage for a period of 12 months (for Messrs. Dzielak and Khosrowshahi, payable in a lump sum, and for Mr. Okerstrom, payable monthly);

•	except as described below under “Khosrowshahi 2015 Long-Term Stock Option Awards” with respect to the stock option awards granted to Mr. Khosrowshahi on March 31, 2015, all equity holdings that otherwise would have vested during the 12-month period following termination of employment will accelerate, provided that equity awards that vest less frequently than annually shall be treated as though such awards vested annually; and

•	Messrs. Dzielak, Khosrowshahi, and Okerstrom will have 18 months following the date of termination to exercise any vested stock options (including stock options accelerated pursuant to the terms of the executive’s employment agreement) or, if earlier, through the scheduled expiration date of the options

In addition, Messrs. Dzielak, Khosrowshahi, and Okerstrom will be restricted from competing with the Company and from soliciting Company employees and business partners during a period (the longer of the term of their employment agreement and eighteen months in the case of Messrs. Dzielak and Okerstrom and twenty- four months in the case of Mr. Khosrowshahi), following termination of their employment for any reason.

As defined in the Dzielak, Khosrowshahi and Okerstrom employment agreements:

•	“Good reason” means the occurrence of any of the following without the executive’s consent (i) the Company’s material breach of any material provision of the executive’s employment agreement, (ii) the material reduction in the executive’s title (other than Mr. Dzielak), duties or reporting responsibilities, (iii) a material reduction in the executive’s base salary (and, in the case of Mr. Okerstrom only, total compensation opportunity), or (iv) the relocation of the executive’s principal place of employment more than 50 miles outside of the Seattle metropolitan area, in each case, following a requisite notice and cure period in favor of the Company; and

•	“Cause” means the executive’s (i) plea of guilty or nolo contendere to, conviction for, or the commission of, a felony offense, (ii) material breach of a fiduciary duty owed to the Company or any of its subsidiaries, (iii) material breach of any of the covenants made pursuant to the executive’s employment agreement, (iv) willful or gross neglect of the material duties required by the executive’s employment agreement, or (v) knowing and material violation of any Company policy pertaining to ethics, legal compliance, wrongdoing or conflicts of interest, subject to certain qualifications.

Expedia 2005 Plan Change in Control Equity Acceleration

Pursuant to the Third Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan (the “Expedia 2005 Plan”), in the event of a change in control, outstanding stock options and RSUs held by each of our named executive officers, as of immediately prior to the change in control, will become fully vested and, in the case of options, fully exercisable. Any restrictions applicable to restricted stock and RSUs will lapse, and RSUs will be considered earned and payable in full and will be settled in cash or shares of Expedia common stock as promptly as practicable, except to the extent such settlement must be delayed pursuant to the rules and regulations of Section 409A of the Code.

The Expedia 2005 Plan defines a “change in control” as follows:

•	another party, other than Mr. Diller, Liberty Interactive Corporation or their respective affiliates, becomes the beneficial owner of at least 50% of the Company’s outstanding voting stock, with certain exceptions;

•	the members of the Board as of the date the Expedia 2005 Plan was adopted by the Board (the “incumbent Board members”) cease to constitute a majority of the Board (with replacement directors that are endorsed by a majority of the Company directors who are incumbent Board members generally counting as incumbent Board members);

•	the Company consummates a merger, reorganization or consolidation with another party, or the sale or other disposition of all or substantially all of the Company’s assets or the purchase of assets or stock of another entity (“Business Combination”), unless (A) all or substantially all of the beneficial stockholders of the Company immediately prior to such Business Combination retain more than 50% of the combined voting power of the outstanding voting securities of the entity resulting from the Business Combination in substantially the same proportions as their ownership of voting stock immediately prior to such Business Combination, (B) no person (excluding Mr. Diller, Liberty Interactive Corporation and their respective affiliates, any employee benefit plan (or related trust) of the Company or such entity resulting from such Business Combination) beneficially owns more than a majority of the combined voting power of the then outstanding voting securities of such entity except to the extent that such ownership of the Company existed prior to the Business Combination, and (C) at least a majority of the members of the board of directors (or equivalent governing body, if applicable) of the entity resulting from the Business Combination were incumbent members of the Company’s Board at the time of the initial agreement or Board action providing for such Business Combination; or

•	the Company’s stockholders approve the complete liquidation or dissolution of the Company.

Other than new-hire grants or special equity awards, stock option and RSU awards to employees, including the named executive officers, are generally subject to incremental vesting whereby 25% of the stock option or RSU award vests and becomes exercisable in each of the four years following the grant, subject to continued service with us through each applicable vesting date (“Incremental Vesting Equity Awards”).

Incremental Vesting Equity Awards

Each of our named executive officers held Incremental Vesting Equity Awards that were unvested as of December 31, 2015. These equity awards vest as described in the section above titled “Item 10. Executive Compensation - Expedia 2005 Plan Change in Control Equity Acceleration” in the event of a change in control, and as described in the section above titled “Item 10. Executive Compensation - Employment Agreement Severance Provisions” in the event the executive resigns his employment for good reason or the Company terminates his employment other than for cause, death or disability.

2015 Khosrowshahi Long-Term Stock Option Awards

On March 31, 2015, Mr. Khosrowshahi was granted the following long-term equity awards:

•	an award of 1.6 million stock options that vest 50% on each of the third and fifth anniversaries of the date of grant, subject to Mr. Khosrowshahi’s continued employment with the Company (the “Khosrowshahi Cliff Vest Options”); and

•	an award of 1.1 million stock options that are subject to Mr. Khosrowshahi’s continued employment with the Company and satisfaction of a stock price goal of $170, measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding September 30, 2020 (the “Khosrowshahi Performance Options” and together with the Khosrowshahi Cliff Vest Options, the “2015 Khosrowshahi Long-Term Stock Option Awards”).

In the event Mr. Khosrowshahi resigns his employment for good reason or the Company terminates his employment other than for cause, death or disability, the 2015 Khosrowshahi Long-Term Stock Option Awards will vest on a pro-rated basis for each full month from the date of grant to the first anniversary of the termination date and, in the case of the Khosrowshahi Performance Options, subject to the achievement of the stock price goal.

For the purposes of the 2015 Khosrowshahi Long-Term Stock Option Awards only, the definition of good reason includes (in addition to the triggers included in the good reason definition described above in the section titled “Employment Agreement Severance Provisions”) the current Chairman and Senior Executive no longer serving in that or a similar role and either (i) beneficially owning equity securities representing less than 35% of the Company voting power or (ii) beneficially owning equity securities representing at least 35% of the Company voting power and another stockholder holding securities of the Company representing a greater voting power.

In the event of a Change in Control or the acquisition for cash by Liberty Interactive Corporation or any of its affiliates of beneficial ownership of 100% of the outstanding Company voting securities (as defined in the Expedia 2005 Plan), the 2015 Khosrowshahi Long-Term Stock Option Awards will vest in full.

Estimated Potential Incremental Payments Upon Termination or Change in Control

The table below describes and quantifies certain amounts that would become payable to our named executives upon certain terminations of employment or change in control events, assuming that the relevant event occurred on December 31, 2015. These amounts, which exclude the effect of any applicable taxes, are based on:

•	the named executive’s base salary as of December 31, 2015;

•	the number of stock options or RSUs outstanding as of December 31, 2015; and

•	the closing price of Expedia common stock on December 31, 2015 ($124.30).

These amounts are estimates of the incremental amounts that would be paid out to the executive upon such relevant event. The actual amounts to be paid out can only be determined at the time of the relevant event, if any. In addition to these amounts, certain other amounts and benefits generally payable and made available to other Company employees upon a termination of employment, including payments for accrued but unpaid salary, will generally be payable to named executives.

Name and Benefits	Termination w/o Cause or Resignation for Good Reason(1)	Termination w/o Cause or Resignation for Good Reason & Stock Price Performance Goal Satisfied (2)	Change in Control(3)	Liberty Cash Acquisition(4)
Barry Diller
Incremental Vesting Equity Awards	—	—	$11,243,500	—

Total Estimated Incremental Value	—	—	$11,243,500	—

Victor Kaufman
Incremental Vesting Equity Awards	—	—	$7,070,750	—

Total Estimated Incremental Value	—	—	$7,070,750	—

Dara Khosrowshahi
Cash Severance (salary)	$3,008,242	—	—	—
Health and Benefits(5)	20,822	—	—	—
Incremental Vesting Equity Awards	12,299,125	—	—	—
2015 Khosrowshahi Long-Term Stock Option Awards	21,878,222	$10,255,205	$105,017,750	$79,110,000

Total Estimated Incremental Value	$37,206,411	$10,255,205	$105,017,750	$79,110,000

Mark D. Okerstrom
Cash Severance (salary)	$2,394,231	—	—	—
Health and Benefits(5)	20,942	—	—	—
Incremental Vesting Equity Awards	6,426,688	—	$15,287,650	—

Total Estimated Incremental Value	$8,841,861	—	$15,287,650	—

Robert J. Dzielak
Cash Severance (salary)	$1,251,099	—	—	—
Health and Benefits(5)	7,058	—	—	—
Incremental Vesting Equity Awards	3,789,538	—	$9,329,711	—

Total Estimated Incremental Value	$5,047,695	—	$9,329,711	—

(1)	Upon termination by the Company other than for cause, death or disability, or by the executive for good reason ( “cause” and “good reason” as described above in the section titled “Employment Agreement Severance Provisions”), Incremental Vesting Equity Awards held by Messrs. Dzielak, Khosrowshahi and Okerstrom vest as described in the section above titled “Employment Agreement Severance Provisions”, and the Khosrowshahi 2015 Cliff Vest Option Awards vest as described above in the section titled “2015 Khosrowshahi Long-Term Stock Option Awards”). For the purposes of the Khosrowshahi 2015 Long-Term Stock Option Awards, the definition of good reason includes additional triggers relating to the Chairman/Senior Executive as described above in the section titled “2015 Khosrowshahi Long-Term Stock Option Awards”).
(2)	Reflects incremental value of pro rated vesting of Khosrowshahi Performance Options on September 30, 2020, assuming the applicable stock price performance goal has been attained following a termination by the Company other than for cause, death or disability, or by the executive for good reason ( “cause” and “good reason” as described above in the section titled “Employment Agreement Severance Provisions”).
(3)	Upon Change in Control (as defined in the Expedia 2005 Plan), all unvested equity awards held by the named executive officers, including the Khosrowshahi Long-Term Stock Option Awards, vest in full.
(4)	The 2015 Khosrowshahi Long-Term Stock Option Awards vest in full upon the acquisition for cash by Liberty Interactive of any of its affiliates of beneficial ownership of 100% of the outstanding company voting securities.
(5)	Reflects the payment of an amount equal to COBRA health insurance coverage for a period of 12 months following termination of employment for Mr. Khosrowshahi, Mr. Okerstrom and Mr. Dzielak.

Compensation Policies and Practices Risk Assessment

Consistent with SEC disclosure requirements, management has assessed compensation policies and practices for Company employees and has concluded that such policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Compensation of Directors

The Board of Directors sets director compensation, which is designed to provide competitive compensation necessary to attract and retain high quality directors and to encourage ownership of Company stock to further align directors’ interests with those of our stockholders.

During 2015, Expedia employees did not receive compensation for services as directors, and Liberty Interactive nominees have historically agreed that they would not receive compensation for their Expedia Board service, including for 2015. During 2015, each non-employee director of Expedia, other than Liberty Interactive nominees, were received the following compensation:

•	an annual retainer of $45,000, paid in equal quarterly installments;

•	a grant of restricted stock units (“RSUs”) with a value of $250,000 (based on the closing price of Expedia’s common stock on the NASDAQ Stock Market on the day prior to the grant), upon such director’s initial election to office and annually thereafter on June 1, such RSUs to vest in three equal installments commencing on the first anniversary of the grant date and such RSUs to be entitled to dividends declared and paid on the underlying shares of common stock during the vesting period. In the event of a change in control (as defined in the Second Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan (the “Expedia 2005 Plan”) and described in the section below titled “Item 10. Executive Compensation—Executive Compensation—Potential Payments Upon Termination or Change in Control”), the RSUs shall vest automatically in full;

•	an annual retainer of $20,000 for each member of the Audit Committee (including the Chairman) and $15,000 for each member of the Compensation Committee (including the Chairman); and

•	an additional annual retainer of $10,000 for the Chairman of the Audit Committee and $10,000 for the each of the Co-Chairs of the Compensation Committee.

Members of the Section 16 Committee do not receive additional compensation for service on that committee. Expedia reimburses directors for all reasonable expenses incurred to attend Board and committee meetings.

On January 22, 2016, the Board of Directors approved a revised compensation program for directors, pursuant to which Liberty Interactive nominees and Mr. Kaufman are entitled to receive compensation for Expedia board service as outlined above, with effect as of January 1, 2016. Mr. Kaufman had agreed to forego compensation for his service as an executive of the Company, and instead receive compensation for his Board service. Dr. Malone has indicated that he intends to continue to forego compensation. In connection with the compensation program revisions, Ms. Coe and Messrs. Kaufman and Shean each received an initial award of RSUs with a value of $250,000 consistent with the initial award granted to newly appointed directors.

Director Stock Ownership Guidelines

In March 2010, the Board of Directors adopted stock ownership guidelines for directors to further align the interests of the directors with the interests of the stockholders of the Company. The director stock ownership guidelines apply to all directors except (i) directors who are also subject to the Company’s Executive Stock Ownership Guidelines and (ii) directors nominated by Liberty Interactive that do not receive compensation from the Company for service on the Board of Directors (“Covered Directors”).

Covered Directors are encouraged to hold a number of shares of Expedia common stock during their tenure equal to three times the annual cash retainer (currently $45,000, with the current holding requirement thereby equal to $135,000). Each Covered Director will have three years from the later of (i) the adoption of the policy and (ii) election to the Board of Directors to acquire such shares. Covered Directors have three years from their initial election to the Board of Directors attain the holding requirement. If the annual cash retainer is increased during a Covered Director’s service, the Covered Director shall have three years from the date of the increase in the annual cash retainer to acquire the additional stock. Based on the closing price of the Company’s common stock on April 1, 2016, each Covered Director held shares of

Expedia common stock with a value significantly greater than $135,000, except Ms. Athey, Mr. von Furstenberg, and Mr. Shean, who were each elected to the Board in December 2015, and Ms. Coe, who began to receive compensation for her service as an Expedia director (therefore becoming a Covered Director) on January 1, 2016.

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

2015 Director Compensation

As employees of the Company, Messrs. Diller, Kaufman and Khosrowshahi did not receive compensation for service as directors during 2015. Dr. Malone, Ms. Coe and Mr. Shean, each of whom were nominated by Liberty Interactive, also did not receive compensation for their Expedia Board service during 2015. As noted above, effective January 1, 2016, Ms. Coe and Messrs. Shean and Kaufman became eligible to receive compensation for their Expedia Board service. The following table shows compensation information for directors that received compensation for their Expedia Board service during 2015.

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Susan C. Athey (4)	$2,102	$249,967	—	$252,069
A. George “Skip” Battle (5)	75,000	249,916	—	324,916
Jonathan L. Dolgen (6)	70,000	249,916	—	319,916
Craig A. Jacobson (7)	80,000	249,916	—	329,916
Peter M. Kern (8)	80,000	249,916	—	329,916
José A. Tazón (9)	45,000	249,916	—	294,916
Alexander von Furstenberg (4)(10)	2,102	249,967	—	252,069

(1)	This column reports the amount of cash compensation earned in 2015 for Board and committee service, including amounts deferred at the director’s election.
(2)	Amounts shown reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. These amounts reflect an estimate of the grant date fair value and may not correspond to the actual value that will be recognized by the directors. Stock awards consist of RSUs valued using the closing price of Expedia common stock on the NASDAQ Stock Market on the first trading day immediately preceding the grant date.
(3)	Each of Messrs. Battle, Dolgen, Jacobson, Kern and Tazón had 6,054 RSUs outstanding at December 31, 2015. Each of Ms. Athey and Mr. von Furstenberg had 2,011 RSUs outstanding at December 31, 2015.
(4)	Ms. Athey and Mr. von Furstenberg were elected to the Board on December 15, 2015 and fees earned reflect a pro-rata amount. Neither Ms. Athey nor Mr. von Furstenberg have been appointed to a Board committee.
(5)	Mr. Battle is the Chairman of the Audit Committee.
(6)	Mr. Dolgen is Co-Chairman of each of the Compensation and Section 16 Committees.
(7)	Mr. Jacobson is a member of each of the Audit and the Compensation and Section 16 Committees.
(8)	Mr. Kern is a Co-Chairman of each of the Compensation and Section 16 Committees and member of the Audit Committee.
(9)	Mr. Tazón elected to defer his 2015 director fees, net of applicable taxes, pursuant to Expedia’s Non- Employee Director Deferred Compensation Plan, which is described above. At April 1, 2016, Mr. Tazón held a total of 5,636.517 share units.
(10)	Mr. von Furstenberg elected to defer his 2015 director fees, net of applicable taxes, pursuant to Expedia’s Non-Employee Director Deferred Compensation Plan, which is described above. At April 1, 2016, Mr. von Furstenberg held a total of 121.286 share units.

Compensation Committee Interlocks and Insider Participation

The Board of Directors currently has a Compensation Committee consisting of Messrs. Dolgen, Jacobson and Kern and Ms. Coe and a Section 16 Committee consisting of Messrs. Dolgen, Jacobson and Kern. None of Messrs. Dolgen, Jacobson or Kern, or Ms. Coe was an officer or employee of Expedia, formerly an officer of Expedia, or an executive officer of an entity for which an executive officer of Expedia served as a member of the compensation committee or as a director during the one-year period ended December 31, 2015.

Compensation Committee Report

The Compensation Committees have reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on this review and discussions with management, the Compensation Committees recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in the Company’s 2016 proxy statement.

Members of the Compensation Committee:
Jonathan L. Dolgen (Co-Chairman)
Peter M. Kern (Co-Chairman)
Pamela L. Coe
Craig A. Jacobson
Members of the Section 16 Committee:
Jonathan L. Dolgen (Co-Chairman)
Peter M. Kern (Co-Chairman)
Craig A. Jacobson

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2015, relating to Expedia’s equity compensation plans pursuant to which grants of stock options, restricted stock, RSUs or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (B)		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A)) (C)
Equity compensation plans approved by security holders(2)	16,804,479	$71.0391	(3)	10,956,220	(4)
Equity compensation plans not approved by security holders(5)	5,607	—	(6)	99,945

Total	16,810,086			11,056,165

(1)	Information excludes the following securities granted under either the Orbitz Worldwide Benefit Plan or the HomeAway Benefit Plan, which plans were assumed by Expedia in connection with its acquisition of Orbitz Worldwide, Inc. and HomeAway, Inc., respectively: (i) 423,447 securities with a weighted-average exercise price of $105.6141 to be issued upon the exercise of outstanding stock options, and (ii) 1,191,227 securities issuable in connection with restricted stock units for which there is no related exercise price.
(2)	Includes information relating to the Amended 2005 Plan, and the Expedia, Inc. Employee Stock Purchase Plans (“ESPP”).
(3)	Excludes the following equity-based awards outstanding as of December 31, 2015: (i) 208,774 securities issuable in connection with RSUs for which there is no related exercise price, and (ii) grants of 24,517 cash-settled SARs with a weighted-average exercise price of $66.7204.
(4)	Information includes 9,722,084 securities remaining available for issuance under the Amended 2005 Plan, and 1,234,136 securities remaining available for issuance under the ESPP.
(5)	The Expedia Deferred Compensation Plan for Non-Employee Directors.
(6)	Excludes outstanding share units for which there is no related exercise price.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information as of April 1, 2016 relating to the beneficial ownership of Expedia’s capital stock by (i) each person or entity known to Expedia to own beneficially more than 5% of the outstanding shares of Expedia’s common stock and Class B common stock, (ii) each current director of Expedia, (iii) each named executive officer, and (iv) all executive officers and directors of Expedia, as a group. Unless otherwise indicated, beneficial owners listed in the table may be contacted at Expedia’s corporate headquarters at 333 108th Avenue N.E., Bellevue, Washington 98004. As of April 1, 2016, there were 137,452,333 and 12,799,999 shares of Expedia common stock and Class B common stock, respectively, outstanding.

For each beneficial owner listed, the number of shares of Expedia common stock and the percentage of each such class listed assumes the conversion or exercise of any Expedia equity securities owned by such owner that are or will become exercisable, and the vesting of any Expedia stock options and/or RSUs that will vest, within 60 days of April 1, 2016, but does not assume the conversion, exercise or vesting of any such equity securities owned by any other owner. Shares of Expedia Class B common stock may, at the option of the holder, be converted on a one-for-one basis into shares of Expedia common stock. The percentage of votes for all classes of Expedia’s capital stock is based on one vote for each share of common stock and ten votes for each share of Class B common stock.

	Common Stock			Class B Common Stock
Beneficial Owner	Shares		%	Shares		%	Percent (%) of Votes (All Classes)
Liberty Interactive Corporation
12300 Liberty Blvd.
Englewood, CO 80112	23,607,025	(1)	15.71	12,799,999	(2)	100	52.29
The Vanguard Group
100 Vanguard Blvd.
Malvern, PA 19355	10,347,846	(3)	7.53	—		—	3.90
Capital World Investors
333 South Hope Street
Los Angeles, CA 90071	7,818,271	(4)	5.69	—		—	2.95
Barry Diller	29,384,611	(5)	19.52	12,799,999	(2)	100	54.40
Victor A. Kaufman	256,958	(6)	*	—		—	*
Dara Khosrowshahi	1,379,151	(7)	1.00	—		—	*
Susan C. Athey	—		*	—		—	*
A. George “Skip” Battle	34,223		*	—		—	*
Pamela L. Coe	—	(8)	*	—		—	*
Jonathan L. Dolgen	60,783	(9)	*	—		—	*
Craig A. Jacobson	38,133		*	—		—	*
Peter M. Kern	58,148	(10)	*	—		—	*
John C. Malone	—	(8)	*	—		—	*
Christopher W. Shean	—	(8)	*	—		—	*
José A. Tazón	37,075		*	—		—	*
Alexander von Furstenberg	—		*	—		—	*
Mark D. Okerstrom	342,511	(11)	*	—		—	*
Robert J. Dzielak	114,265	(12)	*	—		—	*
All executive officers, directors and director nominees as a group (16 persons)	31,743,653	(14)	20.86	12,799,999		100	54.96

*	The percentage of shares beneficially owned does not exceed 1% of the class.

(1)	Based on information filed on a Schedule 13D/A with the SEC on March 24, 2016 by Liberty Interactive and Mr. Diller (the “Liberty/Diller Schedule 13D/A”). Consists of 10,807,026 shares of common stock and 12,799,999 shares of Class B common stock held by Liberty USA Holdings, LLC, a wholly owned subsidiary of Liberty Interactive (“Liberty USA”). Pursuant to the Stockholders Agreement described in the section above titled “Board Meetings and Committees,” Mr. Diller generally has the right to vote all the shares of common stock and Class B common stock held by Liberty Interactive and Liberty USA.
(2)	Consists of shares of Class B common stock held by Liberty USA. Pursuant to the Stockholders Agreement, Mr. Diller generally has the right to vote all the shares of Class B common stock held by Liberty Interactive and Liberty USA.
(3)	Based on information filed on a Schedule 13G with the SEC on February 10, 2016 by The Vanguard Group, reporting sole voting power over 215,859 shares of common stock, sole dispositive power over 10,120,840 shares of common stock and shared dispositive power over 227,006 shares of common stock.
(4)	Based on information filed on a Schedule 13G with the SEC on February 12, 2016 by Capital World Investors, LLC reporting sole voting power and sole dispositive power over 7,818,271 shares of common stock.
(5)	Consists of (i) 5,025,929 shares of common stock owned by Mr. Diller, (ii) options to purchase 312,105 shares of common stock held by Mr. Diller that are exercisable within 60 days of April 1, 2016, (iii) 439,552 shares of common stock held by a private foundation as to which Mr. Diller disclaims beneficial ownership, (iv) 10,807,026 shares of common stock held by Liberty USA (see footnote 1 above), and (v) 12,799,999 shares of Class B common stock held by Liberty USA (see footnote 2 above). Pursuant to the Stockholders Agreement, Mr. Diller generally has the right to vote all the shares of common stock and Class B common stock held by Liberty Interactive and Liberty USA. Excludes shares of common stock and options to purchase shares of common stock held by Mr. Diller’s spouse, as to which Mr. Diller disclaims beneficial ownership.
(6)	Consists of 81,958 shares of common stock and options to purchase 175,000 shares of common stock that are exercisable within 60 days of April 1, 2016.
(7)	Consists of (i) 375,223 shares of common stock held by Mr. Khosrowshahi, of which 375,223 shares were pledged as collateral to secure a non-purpose loan account to Morgan Stanley Bank, N.A., (ii) options to purchase 971,428 shares of common stock that are exercisable within 60 days of April 1, 2016, and (iii) 32,500 shares of common stock held by a trust as to which Mr. Khosrowshahi disclaims beneficial ownership.
(8)	Excludes shares of common stock and Class B common stock held by Liberty USA, as to which Ms. Coe, Dr. Malone and Mr. Shean disclaim beneficial ownership.
(9)	Consists of (i) 60,550 shares of common stock held by Mr. Dolgen, and (ii) 233 shares of common stock held indirectly by a charitable trust, of which Mr. Dolgen is a trustee and as to which Mr. Dolgen disclaims beneficial ownership.
(10)	Consists of 58,148.223 (unrounded) shares of common stock held by Mr. Kern, of which 53,635 shares were pledged as collateral to secure a margin loan account to Morgan Stanley Private Bank, N.A.
(11)	Consists of 50,543 shares of common stock, of which 32,328 shares were pledged as collateral to secure a margin loan account to Morgan Stanley Private Bank, N.A. and options to purchase 291,968 shares of common stock that are exercisable within 60 days of April 1, 2016.
(12)	Consists of 12,782 shares of common stock and options to purchase 101,483 shares of common stock that are exercisable within 60 days of April 1, 2016.
(13)	Consists of (i) 17,055,286 shares of common stock, (ii) 12,799,999 shares of Class B common stock, and (iv) options to purchase 1,888,364 shares of common stock that are exercisable within 60 days of April 1, 2016.

Item 13.	Certain Relationships and Related Person Transactions, and Director Independence

In general, the Company will enter into or ratify a “related person transaction” only when, pursuant to the Audit Committee Charter, it has been approved by the Audit Committee of the Board of Directors. Related persons include the Company’s executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. Related person transactions are transactions that meet the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person or entity has a direct or indirect material interest). While we have no written policy, when a potential related person transaction is identified, management presents it to the Audit Committee to determine whether to approve or ratify. When determining whether to approve, ratify, disapprove or reject any related person transaction, the Audit Committee considers all relevant factors, including the extent of the related person’s interest in the transaction, whether the terms are commercially reasonable and whether the related person transaction is consistent with the best interests of the Company and its stockholders.

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

Relationships Involving Significant Stockholders, Named Executive Officers and Directors.

Relationships Involving Mr. Diller

Expedia. Mr. Diller is the Chairman and Senior Executive of Expedia. Subject to the terms of an Amended and Restated Stockholders Agreement between Mr. Diller and Liberty Interactive (the “Stockholders Agreement”), Mr. Diller also holds an irrevocable proxy to vote shares of Expedia common stock and Class B common stock beneficially owned by Liberty Interactive (the “Diller Proxy”). By virtue of the proxy, as well as through shares owned by Mr. Diller directly, Mr. Diller is effectively able to control the outcome of all matters submitted to a vote or for the consent of Expedia’s stockholders (other than with respect to the election by the holders of Expedia common stock of 25% of the members of Expedia’s Board of Directors and matters as to which Delaware law requires a separate class vote).

In the fall of 2015, Liberty Interactive announced its plan to spin-off to certain of its stockholders all of the shares of Liberty Interactive’s wholly owned subsidiary, Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”), whose assets at the time of the spin-off would include all of Liberty Interactive’s interest in Expedia (the “Liberty Spin-Off”). On March 24, 2016, Mr. Diller entered into a Transaction Agreement with Liberty Interactive, Liberty Expedia Holdings, John C. Malone and Leslie Malone (the “Transaction Agreement”), under which, among other things, at the time of the Liberty Spin-off and subject to its completion, for a period of up to eighteen months (i) Mr. Diller will assign the Diller Proxy to Liberty Expedia Holdings and (ii) Mr. and Mrs. Malone will grant Mr. Diller an irrevocable proxy to vote all shares of Liberty Expedia Holdings Series A common stock and Series B common stock beneficially owned by them upon completion of the Liberty Spin-Off or thereafter (the “Malone Proxy”), in each case, subject to certain limitations. As a result, if the Liberty Spin-Off is completed and these proxy arrangements become effective, during the period the proxy arrangements are in effect, by virtue of the voting power associated with the Malone Proxy, the governance structure at Liberty Expedia Holdings and Mr. Diller’s continuing position as Chairman of Expedia’s Board of Directors, Mr. Diller will indirectly continue to control Expedia until the termination or expiration of the proxy arrangements, at which point (and by virtue of the termination of his assignment of the Diller Proxy), unless the proxy arrangements terminated as a result of Mr. Diller’s death or disability, Mr. Diller will again have the power to vote directly all shares of Expedia Common Stock and Class B Common Stock beneficially owned by Liberty Expedia Holdings.

IAC. In addition to his roles at Expedia, Mr. Diller is also the Chairman and Senior Executive of IAC., Through IAC ownership interests of Mr. Diller and his family, voting power and certain contractual rights pursuant to an amended and restated governance agreement between IAC and Mr. Diller, Mr. Diller and his family are currently in a position to influence, subject to IAC’s organizational documents and Delaware law, the composition of IAC’s Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions.

Relationships Involving Expedia and IAC

Overview. Since the completion of the IAC/Expedia Spin-Off in 2005, Expedia and IAC have been related parties since they are under common control. In connection with and following the IAC/Expedia Spin-Off, Expedia and IAC entered into certain arrangements, including arrangements regarding the sharing of certain costs and the use and ownership of the Company aircraft and various commercial and other relationships, certain of which are described below.

Cost-Sharing Arrangements. Expedia and IAC have agreed, in light of Mr. Diller’s senior role at both companies and his use of certain resources to the benefit of both companies, that certain expenses associated with such usage would be shared. Expenses include costs for personal use of cars and equipment dedicated to Mr. Diller’s use and expenses relating to Mr. Diller’s support staff. Expedia and IAC each cover 50% of the costs, which reflects the current allocation of actual time spent by Mr. Diller between the two companies. During 2015, IAC billed Expedia for costs in the amount of approximately $590,000 pursuant to these arrangements. Expedia also pays 50% of the costs attributable to Mr. Diller’s personal use of Company aircraft. See footnote 1 to the table above titled “2015 All Other Compensation” in the section titled “Item 10. Executive Compensation – 2015 Summary Compensation Table”for information regarding personal use of Company aircraft.

Aircraft Arrangements. Each of Expedia and IAC hold a 50% ownership interest in two aircraft that may be used by both companies. Expedia and IAC share capital costs relating to each of these aircraft equally. Operating costs are shared pro rata based on actual usage and are generally paid by each company to third parties. Members of the aircrafts’ flight crews are employed by an entity in which each of Expedia and IAC has a 50% ownership interest. In 2015, total payments of $2.1 million were made to this entity by Expedia. At any time when Mr. Diller ceases to serve as Chairman of either Expedia or IAC, each party will have a put right with respect to its interest in the jointly-owned aircraft for which it is not the primary user (such determination based on relative usage of the aircraft in question during the 12 months immediately preceding such event), in each case at fair market value.

Commercial Agreements. Since the spin-off from IAC, Expedia has continued to work with some of IAC’s businesses pursuant to a variety of commercial agreements, primarily involving advertising sales services provided by IAC businesses. For 2015, these agreements did not, individually or together with similar agreements, involve revenues to (or payments from) Expedia businesses in excess of $120,000.

Relationships Involving Expedia, Liberty Interactive and Liberty Expedia Holdings

Overview. Liberty Interactive, Expedia and Mr. Diller are parties to the Amended and Restated Governance Agreement (the “Governance Agreement”), pursuant to which Liberty Interactive has the right to nominate up to a number of directors equal to 20% of the total number of directors on the Board of Directors (rounded up to the next whole number if the number of directors on the Board is not an even multiple of five) and has certain other rights regarding committee participation, so long as certain stock ownership requirements applicable to Liberty Interactive are satisfied. The Governance Agreement also provides that if Expedia issues or proposes to issue shares of Expedia common stock or Expedia Class B common stock, Liberty Interactive has preemptive rights that generally entitle it to purchase a number of Expedia common shares, subject to a cap, so that Liberty Interactive will maintain the same ownership interest in Expedia that Liberty Interactive held immediately prior to such issuance or proposed issuance.

Preemptive Right Share Issuance. Pursuant to Liberty Interactive’s Governance Agreement preemptive rights, Expedia issued 264,841 shares of Expedia common stock to Liberty Interactive on April 21, 2015, at a price per share of $85.24 and an aggregate purchase price of approximately $23 million.

Proposed Liberty Spin-Off. In connection with the Liberty Spin-Off, it is expected that Liberty Interactive will assign and Liberty Expedia Holdings will assume, Liberty Interactive’s rights, benefits and obligations under the Stockholders Agreement and the Governance Agreement, as permitted by such agreements.

Reimbursement Agreement. In connection with the Liberty Spin-Off, on March 24, 2016, Liberty Interactive and Liberty Expedia Holdings entered into a Reimbursement Agreement with Expedia pursuant to which Liberty Interactive and Liberty Expedia Holdings have agreed to reimburse Expedia for certain costs and expenses resulting from the Liberty Spin-Off and the above-described proxy arrangements that may be incurred by Expedia with respect to Expedia’s $1.5 billion unsecured revolving credit facility and Expedia’s senior unsecured notes maturing in 2018 and in 2020 (the “Reimbursement Agreement”). The reimbursement obligations of Liberty Interactive and Liberty Expedia Holdings are capped at $45 million, subject to certain limited exceptions, and conditioned on Expedia acting in all material respects consistent with our existing financial policies, which were previously provided to Liberty Interactive. Prior to the completion of the Liberty Spin-Off, the Reimbursement Agreement will terminate upon the termination of the Transaction Agreement. Following the completion of the Spin-Off, the Reimbursement Agreement will terminate upon the earliest to occur of:

•	Mr. Diller’s death, disability or in the event Mr. Diller ceases to be chairman of Expedia,

•	failure of certain reimbursement triggers to occur prior to the sixtieth day following the completion of the Liberty Spin-Off (as such period may be extended in certain limited circumstances), and

•	the date as of which Liberty Expedia Holdings and Liberty Interactive have paid all amounts due to Expedia pursuant to the terms of the Reimbursement Agreement.

The Reimbursement Agreement constitutes Expedia’s sole and exclusive remedy with respect to any claim arising out of any potential change of control under any contract, debt instrument, agreement or other similar instrument resulting, directly or indirectly, from the Liberty Spin-Off or the proxy arrangements.

Relationships Involving Mr. Khosrowshahi.

As discussed in the section above titled “Item 10. Executive Compensation - Compensation Discussion and Analysis — Other Compensation,” Mr. Khosrowshahi is encouraged to travel on Company aircraft for both business and personal use. Mr. Khosrowshahi reimbursed Expedia approximately $497,000 for personal use of Company aircraft in 2015.

Item 14.	Principal Accounting Fees and Services

Audit Committee Report

The Audit Committee reviews the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements, the public reporting process and establishing and maintaining an effective system of internal control over financial reporting. The Company’s independent registered public accounting firm is engaged to audit and express opinions on the conformity of the Company’s financial statements to generally accepted accounting principles and applicable rules and regulations, and the effectiveness of the Company’s internal control over financial reporting.

In this context, the Audit Committee has reviewed and discussed the audited consolidated financial statements and related footnotes for the year ended December 31, 2015, together with the results of the assessment of the internal control over financial reporting, with management and the independent registered public accounting firm. The Audit Committee has discussed with the independent registered public accounting firm the matters that are required to be discussed under Public Company Accounting Oversight Board (PCAOB) standards. In addition, the Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm as required by PCAOB rules, and has discussed with the independent registered public accounting firm, their independence from the Company and its management. Finally, the Audit Committee has considered the independent registered public accounting firm’s provision of audit and non-audit services to the Company and concluded that the provision of such services is compatible with the independent registered public accounting firm’s independence.

Relying on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Members of the Audit Committee:

A. George “Skip” Battle (Chairman) Craig A. Jacobson Peter M. Kern

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth aggregate fees for professional services rendered by Ernst & Young LLP for the years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees(1)	$9,333,000	$6,653,000
Audit-Related Fees(2)	1,045,000	567,000

Total Audit and Audit-Related Fees	10,378,000	7,220,000
Tax Fees (3)	163,000	13,000
Other Fees(4)	33,000	19,000

Total Fees	$10,574,000	$7,252,000

(1)	Audit Fees include fees and expenses associated with the annual audit of the Company’s consolidated financial statements and internal control over financial reporting, statutory audits, reviews of the Company’s periodic reports, accounting consultations, reviews of SEC registration statements and consents and other services related to SEC matters.
(2)	Audit-Related Fees include fees and expenses for due diligence in connection with acquisitions, and related accounting consultations.
(3)	Tax Fees include fees and expenses for permitted tax services primarily in connection with our Orbitz acquisition.
(4)	Other Fees include fees and expenses for professional education offerings to the Company’s employees, as well as access to Ernst & Young LLP’s online research tools.

The overall increase in Audit Fees and Audit-Related Fees year over year is primarily related to our 2015 acquisition activity.

Audit Committee Review and Pre-Approval of Independent Registered Public Accounting Firm Fees

The Audit Committee has considered the audit and non-audit services provided by Ernst & Young LLP, as described above, and believes that they are compatible with maintaining Ernst & Young LLP’s independence as the Company’s independent registered public accounting firm.

The Audit Committee has adopted a policy governing the pre-approval of all audit and permitted non-audit services performed by the Company’s independent registered public accounting firm to ensure that the provision of such services does not impair the independent registered public accounting firm’s independence from the Company and its management. Unless a type of service to be provided by the Company’s independent registered public accounting firm has received general pre-approval from the Audit Committee, it requires specific pre- approval by the Audit Committee. The payment for any proposed services in excess of pre-approved cost levels requires specific pre-approval by the Audit Committee.

Pursuant to its pre-approval policy, the Audit Committee may delegate its authority to pre-approve services to one or more of its members, and has currently delegated this authority to its Chairman, subject to a limit of $500,000 per approval. The decisions of the Chairman (or any other member(s) to whom such authority may be delegated) to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services to management.

Part IV.

Item 15.	Exhibits, Consolidated Financial Statements and Financial Statement Schedules

(a)(1) and (a)(2): No financial statements or schedules are filed with this report on Form 10-K/A.

(a)(3) Exhibits:

Exhibit No.	Exhibit Description

31.1†	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

Signature

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia, Inc.

By:	/s/ DARA KHOSROWSHAHI
Dara Khosrowshahi Chief Executive Officer

April 29, 2016

Index to Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.