Form 10-Q
period 2016-03-31
Expedia, Inc.
filed 2016-04-29
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 15, 2016 was:

Common stock, $0.0001 par value per share	136,303,595 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended March 31, 2016

Part I. Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended March 31,
	2016	2015
Revenue	$1,903,961	$1,373,397
Costs and expenses:
Cost of revenue (1)	402,841	$321,918
Selling and marketing (1)	1,040,607	763,381
Technology and content (1)	293,283	190,455
General and administrative (1)	147,809	116,397
Amortization of intangible assets	89,999	25,042
Legal reserves, occupancy tax and other	1,974	2,529
Restructuring and related reorganization charges (1)	29,803	4,676

Operating loss	(102,355)	(51,001)
Other income (expense):
Interest income	3,567	5,545
Interest expense	(43,960)	(27,994)
Other, net	(28,195)	105,101

Total other income (expense), net	(68,588)	82,652

Income (loss) before income taxes	(170,943)	31,651
Provision for income taxes	49,139	910

Net income (loss)	(121,804)	32,561
Net (income) loss attributable to noncontrolling interests	(57)	11,582

Net income (loss) attributable to Expedia, Inc.	$(121,861)	$44,143

Earnings (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$(0.81)	$0.35
Diluted	(0.81)	0.34
Shares used in computing earnings (loss) per share:
Basic	151,052	127,563
Diluted	151,052	131,402
Dividends declared per common share	$0.24	$0.18

(1) Includes stock-based compensation as follows:
Cost of revenue	$2,679	$1,158
Selling and marketing	8,301	6,472
Technology and content	12,350	6,784
General and administrative	19,462	14,472
Restructuring and related reorganization charges	11,173	—

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Net income (loss)	$(121,804)	$32,561
Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax(1)	6,654	(133,851)
Unrealized gains (losses) on available for sale securities, net of tax(2)	474	475

Other comprehensive income (loss), net of tax	7,128	(133,376)

Comprehensive loss	(114,676)	(100,815)
Less: Comprehensive income (loss) attributable to noncontrolling interests	9,658	(44,252)

Comprehensive loss attributable to Expedia, Inc.	$(124,334)	$(56,563)

(1)	Net of tax of $11 million for the three months ended March 31, 2016 associated with debt translation losses related to a net investment hedge.
(2)	Net gains (losses) recognized and reclassified during the three months ended March 31, 2016 and 2015 were immaterial.

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,063,329	$1,676,299
Restricted cash and cash equivalents	42,804	11,324
Short-term investments	28,587	33,739
Accounts receivable, net of allowance of $29,457 and $27,035	1,363,321	1,082,406
Income taxes receivable	117,956	13,805
Prepaid expenses and other current assets	180,135	158,688

Total current assets	3,796,132	2,976,261
Property and equipment, net	1,174,324	1,064,259
Long-term investments and other assets	634,983	642,802
Deferred income taxes	19,292	15,458
Intangible assets, net	2,738,961	2,793,954
Goodwill	8,026,352	7,992,941

TOTAL ASSETS	$16,390,044	$15,485,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,372,340	$1,329,870
Accounts payable, other	633,369	485,557
Deferred merchant bookings	3,616,584	2,337,037
Deferred revenue	293,030	235,809
Income taxes payable	53,023	68,019
Accrued expenses and other current liabilities	989,614	1,469,725

Total current liabilities	6,957,960	5,926,017
Long-term debt	3,209,491	3,183,140
Deferred income taxes	526,406	473,841
Other long-term liabilities	328,994	314,432
Commitments and contingencies
Redeemable noncontrolling interests	669,984	658,478
Stockholders’ equity:
Common stock $.0001 par value	22	22
Authorized shares: 1,600,000
Shares issued: 221,629 and 220,383
Shares outstanding: 136,979 and 137,459
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	8,787,676	8,696,508
Treasury stock - Common stock, at cost	(4,241,931)	(4,054,909)
Shares: 84,650 and 82,924
Retained earnings	373,300	507,666
Accumulated other comprehensive income (loss)	(287,368)	(284,894)

Total Expedia, Inc. stockholders’ equity	4,631,700	4,864,394
Non-redeemable noncontrolling interests	65,509	65,373

Total stockholders’ equity	4,697,209	4,929,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,390,044	$15,485,675

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$(121,804)	$32,561
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	105,255	74,445
Amortization of stock-based compensation	53,965	28,886
Amortization of intangible assets	89,999	25,042
Deferred income taxes	21,886	3,478
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	(33,707)	39,665
Realized (gain) loss on foreign currency forwards	2,102	(16,907)
Noncontrolling interest basis adjustment	—	(79,476)
Other	(3,613)	4,849
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(267,867)	(215,036)
Prepaid expenses and other assets	(37,399)	(23,884)
Accounts payable, merchant	42,422	73,098
Accounts payable, other, accrued expenses and other current liabilities	55,446	14,477
Tax payable/receivable, net	(119,835)	(83,213)
Deferred merchant bookings	1,256,439	1,165,473
Deferred revenue	55,974	7,606

Net cash provided by operating activities	1,099,263	1,051,064

Investing activities:
Capital expenditures, including internal-use software and website development	(167,578)	(102,650)
Purchases of investments	—	(346,043)
Sales and maturities of investments	8,215	129,019
Acquisitions, net of cash acquired	—	(326,088)
Net settlement of foreign currency forwards	(2,102)	16,907
Other, net	2,230	1,807

Net cash used in investing activities	(159,235)	(627,048)

Financing activities:
Payment of HomeAway Convertible Notes	(400,443)	—
Purchases of treasury stock	(187,022)	(44,923)
Payment of dividends to stockholders	(36,174)	(22,895)
Proceeds from exercise of equity awards and employee stock purchase plan	25,680	29,011
Excess tax benefit on equity awards	9,060	10,059
Withholding taxes for stock option exercises	(1,282)	—
Other, net	(13,710)	2,084

Net cash used in financing activities	(603,891)	(26,664)
Effect of exchange rate changes on cash and cash equivalents	50,893	(64,769)

Net increase in cash and cash equivalents	387,030	332,583
Cash and cash equivalents at beginning of period	1,676,299	1,402,700

Cash and cash equivalents at end of period	$2,063,329	$1,735,283

Supplemental cash flow information
Cash paid for interest	$52,982	$53,442
Income tax payments, net	39,202	68,461

See accompanying notes.

Notes to Consolidated Financial Statements

March 31, 2016

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

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, previously filed with the Securities and Exchange Commission.

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

Note 2 – Summary of Significant Accounting Policies

Recently Adopted Accounting Policies

As of January 1, 2016, we adopted the Accounting Standard Update (“ASU”) requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Upon adoption, we retroactively restated deferred issuance costs from current and long-term assets to the respective debt liability. The adoption of this guidance and prior fiscal year reclassifications did not have a material impact on our previously reported consolidated financial statements.

As of January 1, 2016, we prospectively adopted the ASU clarifying the accounting for fees paid by a customer in a cloud computing arrangement. This standard clarified whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

Notes to Consolidated Financial Statements – (Continued)

In February 2016, the FASB issued new guidance related to accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted and should be applied using a modified retrospective approach. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

In March 2016, the FASB issued new guidance related to accounting for share-based payments. The updated guidance changes how companies account for certain aspects of share-based payments awards to employees, including the accounting for income taxes, forfeitures, and statuatory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

Note 3 – Acquisitions and Other Investments

The following summarizes the allocation of the purchase price for our first quarter of 2015 acquisitions, including Travelocity and a controlling interest in our former 50/50 joint venture with AirAsia Berhad, in thousands:

Goodwill	$190,190
Intangible assets with indefinite lives	163,400
Intangible assets with definite lives(1)	140,285
Net assets and non-controlling interests acquired(2)	(20,619)
Deferred tax liabilities	(7,910)

Total (3)	$465,346

(1)	Acquired definite-lived intangible assets primarily consist of customer relationship, reacquired right and supplier relationship assets and have estimated useful lives of between 4 and 10 years with a weighted average life of 5.7 years.
(2)	Includes cash acquired of $41 million.
(3)	The total purchase price includes noncash consideration of $99 million related to an equity method investment, which was consolidated upon our acquisition of a controlling interest, with the remainder paid in cash during the period.

For our acquisitions of Orbitz in September 2015 and HomeAway in December 2015, the purchase price allocations remain preliminary and subject to revision while we accumulate all relevant information regarding the fair values of the net assets acquired. The final allocations may include changes to the acquisition date fair value of intangible assets, goodwill, deferred taxes, deferred revenue as well as operating assets and liabilities. During the first quarter of 2016, there were no adjustments made to the preliminary purchase price allocation that materially impacted the consolidated balance sheet or current period earnings.

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

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$265,633	$265,633	$—
Time deposits	94,901	—	94,901
Investments:
Corporate debt securities	90,502	—	90,502

Total assets	$451,036	$265,633	$185,403

Liabilities
Derivatives:
Foreign currency forward contracts	$15,602	$—	$15,602

Financial assets measured at fair value on a recurring basis as of December 31, 2015 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$218,340	$218,340	$—
Time deposits	29,126	—	29,126
Derivatives:	—
Foreign currency forward contracts	8,045	—	8,045
Investments:
Corporate debt securities	98,403	—	98,403

Total assets	$353,914	$218,340	$135,574

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of March 31, 2016 and December 31, 2015, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of March 31, 2016, we had $29 million of short-term and $62 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses both of less than $1 million. As of December 31, 2015, we had $34 million of short-term and $65 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.

Notes to Consolidated Financial Statements – (Continued)

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of March 31, 2016, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $2.3 billion. We had a net forward liability of $16 million as of March 31, 2016 recorded in accrued expenses and other current liabilities and a net forward asset of $8 million as of December 31, 2015 recorded in prepaid expenses and other current assets. We recorded $26 million in net losses and $19 million in net gains from foreign currency forward contracts during the three months ended March 31, 2016 and 2015.

Note 5 – Debt

The following table sets forth our outstanding debt:

	March 31, 2016	December 31, 2015
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020	746,416	746,216
2.5% (€650 million) senior notes due 2022	729,285	703,254
4.5% senior notes due 2024	493,964	493,797
5.0% senior notes due 2026	739,826	739,873

Long-term debt(1)	$3,209,491	$3,183,140

(1)	Net of applicable discounts and debt issuance costs.

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at March 31, 2016 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $750 million in registered senior unsecured notes outstanding at March 31, 2016 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our Euro 650 million in registered senior unsecured notes outstanding at March 31, 2016 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year, beginning June 3, 2016. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.

The aggregate principal value of the 2.5% Notes is designated as a hedge of our net investment in certain Euro functional currency subsidiaries. The notes are measured at Euro to U.S. Dollar exchange rates at each balance sheet date and transaction gains or losses due to changes in rates are recorded in accumulated other comprehensive income (loss) (“OCI”). The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in accumulated OCI. Since the notional amount of the recorded Euro-denominated debt is less than the notional amount of our net investment, we do not expect to incur any ineffectiveness on this hedge.

Notes to Consolidated Financial Statements – (Continued)

Our $500 million in registered senior unsecured notes outstanding at March 31, 2016 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.

Our $750 million in privately placed senior unsecured notes outstanding at March 31, 2016 are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning August 15, 2016. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest. We have also entered into a registrations rights agreement with respect to the 5.0% Notes, under which we have agreed to use commercially reasonable best efforts to file a registration statement to permit the exchange of the 5.0% Notes for registered notes having the same financial terms and covenants as 5.0% Notes, cause such registration statement to become effective and complete the related exchange offer by no later than December 7, 2016. If we fail to satisfy certain of its obligations under the registration rights agreement, we will be required to pay additional interest of 0.25% per annum to the holders of the 5.0% Notes until such registrations right default is cured.

The 7.456%, 5.95%, 4.5%, 2.5% and 5.0% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. For further information, see Note 15 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $40 million and $52 million as of March 31, 2016 and December 31, 2015. The 5.95%, 4.5%, 2.5% and 5.0% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.

The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	March 31, 2016	December 31, 2015
	(In thousands)
7.456% senior notes due 2018	$554,000	$555,000
5.95% senior notes due 2020	829,000	827,000
2.5% (€650 million) senior notes due 2022 (1)	735,000	705,000
4.5% senior notes due 2024	515,000	487,000
5.0% senior notes due 2026	752,000	750,000

(1)	Approximately 648 million Euro as of March 31, 2016 and 644 million Euro as of December 31, 2015.

Notes to Consolidated Financial Statements – (Continued)

Credit Facility

As of March 31, 2016, Expedia, Inc. maintained a $1.5 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in February 2021. As of March 31, 2016, we had no revolving credit facility borrowings outstanding. The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of March 31, 2016. The facility contains covenants including maximum leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of March 31, 2016, there was $25 million of outstanding stand-by LOCs issued under the facility.

The current facility was entered into in February 2016 and replaced our prior $1 billion unsecured revolving credit that expired in September 2019. As of December 31, 2015, we had no revolving credit facility borrowings outstanding under the prior facility and $29 million of outstanding stand-by LOCs issued under that facility.

In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia, Inc., that may be terminated at any time by the lender. We had Euro 20 million in borrowings outstanding included in accrued expenses and other current liabilities on the consolidated balance sheet as of both March 31, 2016 and December 31, 2015. Another of our international subsidiaries maintains a $5.6 million uncommitted credit facility, which is guaranteed by Expedia, Inc., that may be terminated at any time by the lender. We had approximately $5 million in borrowings outstanding included in accrued expenses and other current liabilities on the consolidated balance sheet as of both March 31, 2016 and December 31, 2015.

HomeAway Debt Repayment

On December 15, 2015, we completed our acquisition of HomeAway, Inc., including all of its brands. In connection with the acquisition, we assumed approximately $402.5 million of 0.125% Convertible Senior Notes due 2019 (the “Convertible Notes”). However, following the consummation of the HomeAway acquisition, we subsequently delivered a notice to holders of the Convertible Notes, as required per the terms of the Convertible Notes indenture, to which each holder of the Convertible Notes had the right to (i) require the Company to repurchase its Convertible Notes for cash at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest or (ii) convert its Convertible Notes, at a specified conversion rate into HomeAway common stock (which, following consummation of the HomeAway acquisition, represented the right to receive the transaction consideration) or (iii) allow the Convertible Notes to remain outstanding for the remaining term. As a result, the majority of the Convertible Notes, or $401 million, were repurchased during the first quarter of 2016. As of December 31, 2015, the Convertible Notes outstanding were included in accrued expenses and other current liabilities, and as of March 31, 2016, we have reclassified the remaining $1 million outstanding to other long-term liabilities.

Note 6 – Redeemable Noncontrolling Interests

We have noncontrolling interests in majority owned entities, which are carried at fair value as the noncontrolling interests contain certain rights, whereby we may acquire and the minority shareholders may sell to us additional shares of the companies.

Notes to Consolidated Financial Statements – (Continued)

A reconciliation of redeemable noncontrolling interest is as follows:

Three months ended March 31,
2016
Balance, beginning of the period	$658,478
Net loss attributable to noncontrolling interests	(11)
Fair value adjustments	(22,483)
Currency translation adjustments and other	34,000

Balance, end of period	$669,984

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

In connection with the acquisition of our majority ownership interest in trivago, we entered into a shareholders agreement with the minority shareholders that contains certain put/call rights whereby we may cause the minority shareholders to sell to us and the minority shareholders of trivago may cause us to acquire from them up to 50% and 100% of the shares of the company held by them at fair value during two windows, the first of which is currently open and we are in active conversations with the trivago minority shareholders. As of April 28, 2016, neither party has exercised its respective rights with respect to the current open window and we expect that the current discussions are likely to continue through June 2016. The second window opens in 2018. Our redeemable noncontrolling interest balance related to trivago was $665 million and $654 million as of March 31, 2016 and December 31, 2015, which represents our best estimate of fair value. As we are currently in the first put/call window, it is important to note that based on the final negotiations, the negotiated fair market value and therefore the final redemption amount could materially differ from this estimate.

Note 7 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
February 8, 2016	$0.24	March 10, 2016	$36,174	March 30, 2016
February 4, 2015	$0.18	March 10, 2015	$22,895	March 26, 2015

In addition, in April 2016, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on June 16, 2016 to stockholders of record as of the close of business on May 26, 2016. Future declarations of dividends are subject to final determination by our Board of Directors.

Share Repurchases

In April 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million shares of our common stock. There is no fixed termination date for the repurchases. During the three months ended March 31, 2016, we repurchased, through open market transactions, 1.7 million shares under this authorization for a total cost of $183 million, excluding transaction costs, representing an average repurchase price of $108.34 per share. As of March 31, 2016, 9.6 million shares remain authorized for repurchase under the 2015 authorization. Subsequent to the end of the first quarter of 2016, we repurchased an additional 1.2 million shares for a total cost of $129 million, excluding transaction costs, representing an average purchase price of $106.32 per share.

Notes to Consolidated Financial Statements – (Continued)

Stock-based Awards

Stock-based compensation expense relates primarily to expense for stock options and restricted stock units (“RSUs”). As of March 31, 2016, we had stock-based awards outstanding representing approximately 23 million shares of our common stock, consisting of options to purchase approximately 21 million shares of our common stock with a weighted average exercise price of $80.49 and weighted average remaining life of 5.3 years and 1 million RSUs.

Annual employee stock-based award grants typically occur during the first quarter of each year. During the three months ended March 31, 2016, we granted approximately 5 million stock options. The fair value of the stock options granted during the three months ended March 31, 2016 was estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models.

Accumulated Other Comprehensive Income (Loss)

The balance for each class of accumulated other comprehensive loss as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Foreign currency translation adjustments, net of tax (1)	$(287,715)	$(284,767)
Net unrealized gain (loss) on available for sale securities, net of tax	347	(127)

Accumulated other comprehensive loss	$(287,368)	$(284,894)

(1)	Foreign currency translation adjustments, net of tax, includes foreign currency transaction losses at March 31, 2016 of $17 million ($28 million before tax) and December 31, 2015 of $1 million ($2 million before tax) associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 5 – Debt for more information. The remaining balance in currency translation adjustments excludes income taxes as a result of our current intention to indefinitely reinvest the earnings of our international subsidiaries outside of the United States.

Notes to Consolidated Financial Statements – (Continued)

Note 8 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended March 31,
	2016	2015
	(In thousands, except per share data)
Net income (loss) attributable to Expedia, Inc.	$(121,861)	$44,143
Earnings (loss) per share attributable to Expedia, Inc.
available to common stockholders:
Basic	$(0.81)	$0.35
Diluted	(0.81)	0.34
Weighted average number of shares outstanding:
Basic	151,052	127,563
Dilutive effect of:
Options to purchase common stock	—	3,727
Other dilutive securities	—	112

Diluted	151,052	131,402

Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three months ended March 31, 2016 and March 31, 2015, approximately 23 million and 11 million of outstanding stock awards have been excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their effect would have been antidilutive.

Note 9 – Restructuring and Related Reorganization Charges

In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to previously disclosed acquisitions, we recognized $30 million and $5 million in restructuring and related reorganization charges during the three months ended March 31, 2016 and 2015. Based on current plans, which are subject to change, we expect approximately $25 million of restructuring charges for the remainder of 2016 (for total 2016 charges of up to $55 million), but these could be higher should we make additional decisions throughout the year and estimates do not include any possible future acquisition integrations.

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes the restructuring and related reorganization activity for the three months ended March 31, 2016:

	Employee Severance and Benefits	Stock-based Compensation	Other	Total
	(In thousands)
Accrued liability as of January 1, 2016	$45,889	$—	$1,123	$47,012
Charges	15,783	11,173	2,847	29,803
Payments	(26,097)	—	(1,434)	(27,531)
Non-cash items	375	(11,173)	—	(10,798)

Accrued liability as of March 31, 2016	$35,950	$—	$2,536	$38,486

Note 10 – Other, net

The following table presents the components of other, net:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Foreign exchange rate gains (losses), net	$(18,835)	$14,155
Noncontrolling investment basis adjustment	—	79,476
Other	(9,360)	11,470

Total	$(28,195)	$105,101

During the first quarter of 2015, in conjunction with the acquisition of controlling interest of AAE Travel Pte. Ltd., the joint venture formed between Expedia and AirAsia Berhad in 2011, we remeasured our previously held equity interest to fair value, and recognized a gain of $79 million in other, net during the period.

Note 11 – Income Taxes

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items. Our effective tax rate for the three months ended March 31, 2016 was 28.7% and was measured against a pretax loss. The effective tax rate was driven by earnings in foreign jurisdictions, as well as the release of a valuation allowance for net operating losses. Our effective tax rate of (2.9%) measured against our year-to-date pre-tax income for the three months ended March 31, 2015 was lower than the 35% federal statutory rate primarily due to income earned in foreign jurisdictions where the statutory income tax rate is lower, offset by certain foreign losses for which Expedia does not recognize a benefit as well as revaluation of deferred tax balances due to New York corporate tax reform enacted during the period.

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

Notes to Consolidated Financial Statements – (Continued)

Litigation Relating to Occupancy Taxes. Ninety-four lawsuits have been filed by cities, counties and states involving hotel occupancy and other taxes. Twenty-two lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, thirty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-five dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $45 million and $43 million as of March 31, 2016 and December 31, 2015. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

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

We are also in various stages of inquiry or audit in multiple European Union jurisdictions, including in the United Kingdom, regarding the application of VAT to our European Union related transactions. While we believe we comply with applicable VAT laws, rules and regulations in the relevant jurisdictions, the tax authorities may determine that we owe additional taxes. In certain jurisdictions, including the United Kingdom, we may be required to “pay-to-play” any VAT assessment prior to contesting its validity. While we believe that we will be successful based on the merits of our positions with regard to the United Kingdom and other VAT audits in pay-to-play jurisdictions, it is nevertheless reasonably possible that we could be required to pay any assessed amounts in order to contest or litigate the applicability of any assessments and an estimate for a reasonably possible amount of any such payments cannot be made.

The following are significant “pay-to-play” payments made by Expedia companies:

Hawaii (General Excise Tax). During 2013, Expedia companies were required to “pay-to-play” and paid a total of $171 million in advance of litigation relating general excise taxes in the State of Hawaii. In September 2015, following a ruling by the Hawaii Supreme Court, the State of Hawaii refunded Expedia companies $132 million of the original “pay-to-play” amount. As we had previously expensed the pay-to-play payments in prior periods, we recognized a gain in legal reserves, occupancy tax and other during 2015 related to this matter. Orbitz also received a similar refund of $22 million from the State of Hawaii in September 2015. The amount paid, net of refunds, by the Expedia companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services was $44 million. In addition, the following final assessments by the Hawaii Department of Taxation for general excise taxes against the Expedia companies, including Orbitz, are currently under review in Hawaii tax courts:

•	A total $26 million relating to non-commissioned hotel reservations for the 2012 tax year, which includes $6 million for Orbitz;

•	A total of $39 million relating to non-commissioned travel agency services relating to rental cars for the tax years 2000 through 2012 totaling, which includes $10 million for Orbitz and a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated;

Notes to Consolidated Financial Statements – (Continued)

•	A total of $34 million relating to non-commissioned travel agency services relating to hotel reservations and car rental for the 2013 tax year, which includes $5 million for Orbitz; and

•	A total of $12 million relating to hotel and car rental revenue for “agency model” transactions for the time period 2000 to 2014 and hotel and car rental revenue for “merchant model” transactions for the 2014 tax year.

San Francisco (Occupancy Tax). During 2009, Expedia companies were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco and in May 2014, the Expedia companies paid an additional $25.5 million under protest in order to contest additional assessments for later time periods. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco to contest similar assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation.

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

While the ultimate outcomes of these lawsuits, inquiries or investigations are uncertain and our circumstances are distinguishable from those of other online travel agencies subject to similar lawsuits, inquiries or investigations, we note in this context that on April 21, 2015 the competition authorities in France, Italy and Sweden announced a proposed set of commitments offered by Booking.com to resolve the parity clause cases brought by these authorities against it. The German Federal Cartel Office (“FCO”) also has required another online travel company, Hotel Reservation Service (“HRS”), to remove certain clauses from its contracts with hotels. HRS appealed this decision, which the Higher Regional Court Düsseldorf rejected on January 9, 2015. On December 23, 2015, the FCO announced that it had also required Booking.com to remove certain clauses from its contracts with German hotels. Booking.com announced that it will appeal this decision. In addition, with effect from August 1, 2015, Expedia waived certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia maintains that its parity clauses have always been lawful and in compliance with competition law, Expedia considers that this waiver is a positive step towards facilitating the closure of

Notes to Consolidated Financial Statements – (Continued)

the open investigations into such clauses on a harmonized pan-European basis. It is not certain what the outcome will be of the competition authorities’ assessment of Expedia’s announcement. Since Expedia’s waivers were implemented, the competition authorities in Denmark, United Kingdom, Greece, Norway, Sweden, Poland, Ireland and Italy have announced either the closure of their investigation against Expedia or a decision not to open an investigation against Expedia, in each case having had regard to the changes implemented by Expedia. The Austrian competition authority has announced its intention to close its investigation against Expedia shortly. In addition, on November 6, 2015, the Swiss competition authority announced that it had issued a final decision finding certain parity terms existing in previous versions of agreements between Swiss hotels and each of Expedia, Booking.com and Hotel Reservation Service to be prohibited under Swiss law. The decision explicitly notes that Expedia’s current contract terms with Swiss hotels are not subject to this prohibition. The Swiss competition authority imposed no fines or other sanctions against Expedia and did not find an abuse of a dominant market position by Expedia.

On July 9, 2015, the French National Assembly adopted Article 133 of the Loi Macron (“Article 133”) that seeks to define the nature of the relationship between online reservation platforms and French hotels. Article 133 became effective on August 8, 2015. Expedia considers that Article 133 was drafted ambiguously and can be interpreted in a way that violates both EU and French legal principles. Therefore Expedia has initiated a complaint with the European Commission relating to Article 133. However, following the effective date, Expedia has been in contact with its hotel partners in France regarding the impact of Article 133.

Note 13 – Related Party Transactions

Mr. Diller is the Chairman and Senior Executive of Expedia. Subject to the terms of an Amended and Restated Stockholders Agreement between Liberty Interactive Corporation (“Liberty Interactive”) and Mr. Diller (the “Stockholders Agreement”), Mr. Diller also holds an irrevocable proxy to vote shares of Expedia common stock and Class B common stock beneficially owned by Liberty Interactive (the “Diller Proxy”). By virtue of the proxy, as well as through shares owned by Mr. Diller directly, Mr. Diller is effectively able to control the outcome of all matters submitted to a vote or for the consent of Expedia’s stockholders (other than with respect to the election by the holders of Expedia common stock of 25% of the members of Expedia’s Board of Directors and matters as to which Delaware law requires a separate class vote).

Last fall, Liberty Interactive announced its plan to spin-off to certain of its stockholders all of the shares of Liberty Interactive’s wholly owned subsidiary, Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”), whose assets at the time of the spin-off would include all of Liberty Interactive’s interest in Expedia (the “Liberty Spin-Off”). On March 24, 2016, Mr. Diller entered into a Transaction Agreement with Liberty Interactive, Liberty Expedia Holdings, John C. Malone and Leslie Malone (the “Transaction Agreement”), under which, among other things, at the time of the Liberty Spin-off and subject to its completion, for a period of up to eighteen months (i) Mr. Diller will assign the Diller Proxy to Liberty Expedia Holdings and (ii) Mr. and Mrs. Malone will grant Mr. Diller an irrevocable proxy to vote all shares of Liberty Expedia Holdings Series A common stock and Series B common stock beneficially owned by them upon completion of the Liberty Spin-Off or thereafter (the “Malone Proxy”), in each case, subject to certain limitations. As a result, if the Liberty Spin-Off is completed and these proxy arrangements become effective, during the period the proxy arrangements are in effect, by virtue of the voting power associated with the Malone Proxy, the governance structure at Liberty Expedia Holdings and Mr. Diller’s continuing position as Chairman of Expedia’s Board of Directors, Mr. Diller will indirectly continue to control Expedia until the termination or expiration of the proxy arrangements, at which point (and by virtue of the termination of his assignment of the Diller Proxy), unless the proxy arrangements terminated as a result of Mr. Diller’s death or disability, Mr. Diller will again have the power to vote directly all shares of Expedia Common Stock and Class B Common Stock beneficially owned by Liberty Expedia Holdings.

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

Notes to Consolidated Financial Statements – (Continued)

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

Note 14 – Segment Information

We have four reportable segments: Core Online Travel Companies (“Core OTA”), trivago, Egencia and HomeAway. In addition, eLong was a reportable segment through its disposal on May 22, 2015. Our Core OTA segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Orbitz.com, Expedia Affiliate Network, Hotwire.com, Travelocity, Venere, Wotif Group, CarRentals.com, and Classic Vacations. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment, which also includes Orbitz for Business, provides managed travel services to corporate customers worldwide. Our HomeAway segment, created by our acquisition of HomeAway on December 15, 2015, operates an online marketplace for the vacation rental industry.

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

Notes to Consolidated Financial Statements – (Continued)

The following tables present our segment information for the three months ended March 31, 2016 and March 31, 2015. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended March 31, 2016
	Core OTA	trivago	Egencia	HomeAway(1)	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$1,539,856	$112,062	$109,849	$142,194	$—	$1,903,961
Intersegment revenue	—	64,108	—	—	(64,108)	—

Revenue	$1,539,856	$176,170	$109,849	$142,194	$(64,108)	$1,903,961

Adjusted EBITDA	$292,356	$7,706	$15,361	$17,314	$(156,185)	$176,552
Depreciation	(58,818)	(785)	(6,847)	(3,659)	(35,146)	(105,255)
Amortization of intangible assets	—	—	—	—	(89,999)	(89,999)
Stock-based compensation	—	—	—	—	(53,965)	(53,965)
Legal reserves, occupancy tax and other	—	—	—	—	(1,974)	(1,974)
Restructuring and related reorganization charges	—	—	—	—	(18,630)	(18,630)
Realized (gain) loss on revenue hedges	(9,084)	—	—	—	—	(9,084)

Operating income (loss)	$224,454	$6,921	$8,514	$13,655	$(355,899)	(102,355)

Other expense, net						(68,588)

Loss before income taxes						(170,943)
Provision for income taxes						49,139

Net loss						(121,804)
Net income attributable to noncontrolling interests						(57)

Net loss attributable to Expedia, Inc.						$(121,861)

	Three months ended March 31, 2015
	Core OTA	trivago	Egencia	eLong(2)	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$1,169,935	$72,050	$97,845	$33,567	$—	$1,373,397
Intersegment revenue	—	47,075	—	—	(47,075)	—

Revenue	$1,169,935	$119,125	$97,845	$33,567	$(47,075)	$1,373,397

Adjusted EBITDA	$219,298	$5,046	$19,796	$(33,252)	$(109,125)	$101,763
Depreciation	(40,611)	(402)	(5,642)	(2,055)	(25,735)	(74,445)
Amortization of intangible assets	—	—	—	—	(25,042)	(25,042)
Stock-based compensation	—	—	—	—	(28,886)	(28,886)
Legal reserves, occupancy tax and other	—	—	—	—	(2,529)	(2,529)
Restructuring and related reorganization charges	—	—	—	—	(4,676)	(4,676)
Realized (gain) loss on revenue hedges	(17,186)	—	—	—	—	(17,186)

Operating income (loss)	$161,501	$4,644	$14,154	$(35,307)	$(195,993)	(51,001)

Other income, net						82,652

Income before income taxes						31,651
Provision for income taxes						910

Net income						32,561
Net loss attributable to noncontrolling interests						11,582

Net income attributable to Expedia, Inc.						$44,143

(1)	Includes results since our acquisition of HomeAway on December 15, 2015.
(2)	Includes results of eLong, which was disposed on May 22, 2015.

Note 15 – Guarantor and Non-Guarantor Supplemental Financial Information

Condensed consolidating financial information of Expedia, Inc. (the “Parent”), our subsidiaries that are guarantors of our debt facility and instruments (the “Guarantor Subsidiaries”), and our subsidiaries that are not guarantors of our debt facility and instruments (the “Non-Guarantor Subsidiaries”) is shown below. The debt facility and instruments are guaranteed by certain of

Notes to Consolidated Financial Statements – (Continued)

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,473,883	$492,308	$(62,230)	$1,903,961
Costs and expenses:
Cost of revenue	—	318,332	87,612	(3,103)	402,841
Selling and marketing	—	728,772	371,047	(59,212)	1,040,607
Technology and content	—	219,505	73,707	71	293,283
General and administrative	—	95,371	52,424	14	147,809
Amortization of intangible assets	—	55,829	34,170	—	89,999
Legal reserves, occupancy tax and other	—	1,974	—	—	1,974
Restructuring and related reorganization charges	—	20,259	9,544	—	29,803
Intercompany (income) expense, net	—	175,689	(175,689)	—	—

Operating income (loss)	—	(141,848)	39,493	—	(102,355)
Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	(95,875)	45,116	—	50,759	—
Other, net	(41,216)	(41,268)	13,896	—	(68,588)

Total other income (loss), net	(137,091)	3,848	13,896	50,759	(68,588)

Income (loss) before income taxes	(137,091)	(138,000)	53,389	50,759	(170,943)
Provision for income taxes	15,230	44,587	(10,678)	—	49,139

Net income (loss)	(121,861)	(93,413)	42,711	50,759	(121,804)
Net income attributable to noncontrolling interests	—	—	(57)	—	(57)

Net income (loss) attributable to Expedia, Inc.	$(121,861)	$(93,413)	$42,654	$50,759	$(121,861)

Comprehensive income (loss) attributable to Expedia, Inc.	$(138,094)	$(92,477)	$55,478	$50,759	$(124,334)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,068,340	$349,223	$(44,166)	$1,373,397
Costs and expenses:
Cost of revenue	—	240,188	82,700	(970)	321,918
Selling and marketing	—	520,759	285,980	(43,358)	763,381
Technology and content	—	129,923	60,515	17	190,455
General and administrative	—	70,196	46,056	145	116,397
Amortization of intangible assets	—	1,681	23,361	—	25,042
Legal reserves, occupancy tax and other	—	2,529	—	—	2,529
Restructuring and related reorganization charges	—	904	3,772	—	4,676
Intercompany (income) expense, net	—	163,018	(163,018)	—	—

Operating income (loss)	—	(60,858)	9,857	—	(51,001)
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	61,077	67,180	—	(128,257)	—
Other, net	(26,859)	52,297	57,214	—	82,652

Total other income, net	34,218	119,477	57,214	(128,257)	82,652

Income before income taxes	34,218	58,619	67,071	(128,257)	31,651
Provision for income taxes	9,925	4,759	(13,774)	—	910

Net income	44,143	63,378	53,297	(128,257)	32,561
Net loss attributable to noncontrolling interests	—	—	11,582	—	11,582

Net income attributable to Expedia, Inc.	$44,143	$63,378	$64,879	$(128,257)	$44,143

Comprehensive income (loss) attributable to Expedia, Inc.	$44,143	$63,555	$(36,004)	$(128,257)	$(56,563)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$248,570	$3,054,178	$1,468,140	$(974,756)	$3,796,132
Investment in subsidiaries	8,362,605	2,085,547	—	(10,448,152)	—
Intangible assets, net	—	2,070,003	668,958	—	2,738,961
Goodwill	—	6,782,456	1,243,896	—	8,026,352
Other assets, net	1,965	1,482,833	352,961	(9,160)	1,828,599

TOTAL ASSETS	$8,613,140	$15,475,017	$3,733,955	$(11,432,068)	$16,390,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$706,440	$6,418,560	$807,716	$(974,756)	$6,957,960
Long-term debt	3,209,491	—	—	—	3,209,491
Other liabilities	—	660,277	204,283	(9,160)	855,400
Redeemable noncontrolling interests	—	—	669,984	—	669,984
Stockholders’ equity	4,697,209	8,396,180	2,051,972	(10,448,152)	4,697,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,613,140	$15,475,017	$3,733,955	$(11,432,068)	$16,390,044

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$230,840	$2,261,450	$1,201,064	$(717,093)	$2,976,261
Investment in subsidiaries	8,420,890	3,106,719	—	(11,527,609)	—
Intangible assets, net	—	1,974,968	818,986	—	2,793,954
Goodwill	—	5,859,457	2,133,484	—	7,992,941
Other assets, net	33	1,381,837	354,482	(13,833)	1,722,519

TOTAL ASSETS	$8,651,763	$14,584,431	$4,508,016	$(12,258,535)	$15,485,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$538,856	$5,511,639	$592,615	$(717,093)	$5,926,017
Long-term debt	3,183,140	—	—	—	3,183,140
Other liabilities	—	620,685	181,421	(13,833)	788,273
Redeemable noncontrolling interests	—	—	658,478	—	658,478
Stockholders’ equity	4,929,767	8,452,107	3,075,502	(11,527,609)	4,929,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,651,763	$14,584,431	$4,508,016	$(12,258,535)	$15,485,675

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$884,715	$214,548	$1,099,263

Investing activities:
Capital expenditures, including internal-use software and website development	—	(146,189)	(21,389)	(167,578)
Transfers (to) from related parties	—	(99,919)	99,919	—
Sales and maturities of investments	—	8,215	—	8,215
Other, net	—	(2,102)	2,230	128

Net cash provided by (used in) investing activities	—	(239,995)	80,760	(159,235)

Financing activities:
Payment of HomeAway Convertible Notes	—	(400,443)	—	(400,443)
Purchases of treasury stock	(187,022)	—	—	(187,022)
Transfers (to) from related parties	191,665	(46,791)	(144,874)	—
Other, net	(4,643)	(11,783)	—	(16,426)

Net cash used in financing activities	—	(459,017)	(144,874)	(603,891)

Effect of exchange rate changes on cash and cash equivalents	—	28,539	22,354	50,893

Net increase in cash and cash equivalents	—	214,242	172,788	387,030
Cash and cash equivalents at beginning of the period	—	841,696	834,603	1,676,299

Cash and cash equivalents at end of the period	$—	$1,055,938	$1,007,391	$2,063,329

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$1,045,143	$5,921	$1,051,064

Investing activities:
Capital expenditures, including internal-use software and website development	—	(95,079)	(7,571)	(102,650)
Purchases of investments	—	(298,252)	(47,791)	(346,043)
Sales and maturities of investments	—	72,983	56,036	129,019
Acquisitions, net of cash acquired	—	(273,000)	(53,088)	(326,088)
Other, net	—	16,907	1,807	18,714

Net cash used in investing activities	—	(576,441)	(50,607)	(627,048)

Financing activities:
Purchases of treasury stock	(44,923)	—	—	(44,923)
Transfers (to) from related parties	29,247	(119,332)	90,085	—
Other, net	15,676	(9,240)	11,823	18,259

Net cash provided by (used in) financing activities	—	(128,572)	101,908	(26,664)

Effect of exchange rate changes on cash and cash equivalents	—	(36,192)	(28,577)	(64,769)

Net increase in cash and cash equivalents	—	303,938	28,645	332,583
Cash and cash equivalents at beginning of period	—	943,976	458,724	1,402,700

Cash and cash equivalents at end of period	$—	$1,247,914	$487,369	$1,735,283

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. We have created a global travel marketplace used by a broad range of leisure and corporate travelers, offline retail travel agents and travel service providers. We make available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, destination service providers, cruise lines, vacation rental property owners and managers, and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our transaction-based websites.

Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.comTM, Orbitz Worldwide, Travelocity®, Expedia® Affiliate Network (“EAN”), HomeAway, Classic Vacations®, Expedia Local ExpertTM, Expedia® CruiseShipCenters®, Egencia®, Venere Net SpA (“Venere”), trivago GmbH (“trivago”), CarRentals.comTM and Wotif.com Holdings Limited (“Wotif Group”). In addition, many of these brands have related international points of sale, including those as part of Air Asia-Expedia. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2015, over 50% of U.S. and European leisure, unmanaged and corporate travel expenditures occured online. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, are lagging behind that of the United States and Europe, and are estimated to be in the range of 25% to 35%. These penetration rates have increased over the past few years, and are expected to continue growing, which has attracted many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (which The Priceline Group acquired in May 2013), trivago (in which Expedia acquired a majority ownership interest in March 2013) as well as TripAdvisor (which completed its conversion to a metasearch site in June 2013), introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools, the impact of which is currently uncertain. In addition, the increasing popularity of the “sharing economy”, accelerated by the online penetration, has had a direct impact on the travel and lodging industry. Players such as Airbnb and HomeAway (which Expedia acquired in December 2015) have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is estimated to account for approximately $100 billion of annual travel spend and expected to continue to grow as a percentage of the global accommodation market. Furthermore, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations including direct booking functionality, as well as licensing deals and proposed and actual acquisitions by companies such as Google. Finally, traditional consumer e-commerce and group buying websites have been expanding their local offerings into the travel market by adding hotel offers to their sites.

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

Hotel

We generate the majority of our revenue through the facilitation of hotel reservations (stand-alone and package bookings). Although our relationships with our hotel supply partners have remained broadly stable in the past few years, as part of the global rollout of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, which has negatively impacted the margin of revenue we earn per booking. In addition, as we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced and expect to continue to reduce our economics in various geographies based on local market conditions. These impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth. Additionally, increased promotional activities such as growing loyalty programs contribute to declines in revenue per room night. Lastly, currency exchange rate fluctuations have had a negative effect on unit economics due to unfavorable book-to-stay as well as translation impacts. Based on these dynamics, our average revenue per room night declined in each quarter of 2014, 2015, and for the first quarter of 2016 and we expect it to remain under pressure in the future.

Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in average daily room rates (“ADRs”) has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry have generally increased on a currency-neutral basis in a gradually improving overall travel environment. However, U.S. dollar-denominated ADRs declined in 2015 and in the first quarter of 2016 due to the currency translation impact. Current occupancy rates remain at record highs; however, U.S. hotel supply growth is beginning to accelerate, which may put additional pressure on ADRs. In international markets, hotel supply is being added at a faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. Companies like Airbnb have also added incremental global supply in the alternative accommodations space. In addition, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi. We have had success adding supply to our marketplace with over 282,000 properties on our global websites as of March 31, 2016. In addition, our room night growth has been healthy, with room nights excluding eLong growing 24% in 2014, 36% in 2015, and 37% for the first quarter of 2016. ADRs for rooms booked on Expedia sites excluding eLong increased 3% in 2014, declined 5% in 2015, and declined 3% for the first quarter of 2016. As a percentage of total worldwide revenue in the first quarter of 2016, hotel accounted for 58%.

HomeAway

With our acquisition of HomeAway and all of its brands in December 2015, we have expanded into the fast growing $100 billion alternative accommodations market. HomeAway is a leader in this market with over 1.2 million live vacation rental listings and represents an attractive growth opportunity for Expedia. As a percentage of total worldwide revenue in the first quarter of 2016, HomeAway accounted for 7%. In addition, in February 2016, HomeAway launched a traveler service fee in the United States, consistent with the market practice. The fee is expected to contribute to HomeAway’s revenue growth and help fund marketing investment, programs to better protect travelers and future growth initiatives.

Air

Significant airline sector consolidation in the United States in recent years has generally resulted in lower overall capacity and higher fares, which combined with the significant declines in fuel prices led to record levels of profitability for the U.S. air carriers, further strengthening their position. However, in 2015 and for the first quarter of 2016, there has been evidence of discounting by the U.S. carriers while currency headwinds and weaker macroeconomic trends put pressure on international results. Ticket prices on Expedia sites excluding eLong declined 11% in 2015 and 8% for the first quarter of 2016 as short-haul traffic and low cost carriers grew alongside increasingly competitive airline pricing. We continue to encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew.

Air ticket volumes excluding eLong increased 35% in 2015 and 52% for the first quarter of 2016 primarily due the acquisition of Orbitz and strong growth on Brand Expedia sites. As a percentage of total worldwide revenue in the first quarter of 2016, air accounted for 11%.

Advertising & Media

Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch site, in addition to Expedia Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first quarter of 2016, we generated a total of $174 million of advertising and media revenue representing 9% of total revenue for the quarter, up from $121 million (excluding eLong) in the first quarter of 2015.

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

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, Venere.com is an online hotel reservation specialist in Europe, eBookers offers multi-product online reservation in Europe and Wotif Group includes a leading portfolio of travel brands, including Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.com.nz and travel.com.au. Egencia, our corporate travel business, operates in 65 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. The HomeAway portfolio has vacation rental sites all around the world. We own a majority share of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. trivago continues to operate independently and rapidly grow revenue through global expansion, including aggressive expansion in new countries. In addition, we have commercial agreements in place with Ctrip and eLong in China, as well as Decolar.com, Inc. in Latin America. In the first quarter of 2016, approximately 35% of our worldwide gross bookings and 41% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating at least 65% of our revenue through businesses and points of sale outside of the United States.

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

In December 2015, we completed the acquisition of HomeAway, which operates an online marketplace for the vacation rental industry, with sites representing over one million paid listings of vacation rental homes in over 190 countries. With Expedia’s expertise in powering global transactional platforms and our industry-leading technology capabilities, we are partnering with our HomeAway brand to accelerate their shift from a classified marketplace to an online, transactional model to create even better experiences for HomeAway’s global traveler audience and the owners and managers of its properties around the world.

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

New Channel Penetration. Today, the majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile/tablet applications that are receiving strong reviews and solid download trends. We believe mobile bookings via smartphones present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we have historically experienced via more traditional online booking methods. During the last few years, customers’ behaviors and preferences on tablet devices began to show differences from trends seen on smartphones. For example, the booking window on a smartphone typically is much shorter than the trend on the tablet device and historical average on a desktop or laptop. In addition, we are seeing increasing cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe in the future mobile is likely to represent an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the first quarter of 2016, one in four Expedia, Inc. transactions were booked globally on a mobile device.

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

For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Occupancy and Other Taxes

Legal Proceedings. We are currently involved in twenty-two lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.

Recent developments include:

•	Town of Breckenridge, Colorado Litigation. On April 20, 2016, the court granted the online travel companies’ motion for summary judgment, and denied the town’s motion for summary judgment. The court ruled that the Breckenridge Accommodations Tax does not apply to online travel companies or the amounts they charge for their services.

•	City of San Antonio, Texas Litigation. On April 11, 2016, the U.S. District Court entered an amended judgment including approximately $68 million in tax, interest and penalty amounts for the Expedia companies, including Orbitz. The Expedia companies intend to appeal this judgment to the U.S. Fifth Circuit Court of Appeals.

•	State of Kentucky Litigation. On March 17, 2016, the Kentucky state court granted in part and denied in part the plaintiff’s motion for summary judgment, finding that the online travel companies’ compensation is subject to state sales tax but that the plaintiff’s common law claims are preempted.

•	State of Wisconsin Litigation. On February 11, 2016, the Wisconsin Court of Appeals affirmed the lower court’s ruling that taxes are not due on Orbitz’s travel services.

•	Arizona Cities Litigation. On April 20, 2016, the Arizona Tax Court granted the plaintiff cities’ motion for summary judgment in part and denied it in part; the court also denied the defendant online travel companies’ motion for summary judgment.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $45 million as of March 31, 2016, and $43 million as of December 31, 2015.

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

We are also in various stages of inquiry or audit in multiple European Union jurisdictions, including in the United Kingdom, regarding the application of VAT to our European Union related transactions. While we believe we comply with applicable VAT laws, rules and regulations in the relevant jurisdictions, the tax authorities may determine that we owe additional taxes. In certain jurisdictions, including the United Kingdom, we may be required to “pay-to-play” any VAT assessment prior to contesting its validity. While we believe that we will be successful based on the merits of our positions with regard to the United Kingdom and other VAT audits in pay-to-play jurisdictions, it is nevertheless reasonably possible that we could be required to pay any assessed amounts in order to contest or litigate the applicability of any assessments and an estimate for a reasonably possible amount of any such payments cannot be made.

The following are significant “pay-to-play” payments made by Expedia companies:

Hawaii (General Excise Tax). During 2013, Expedia companies were required to “pay-to-play” and paid a total of $171 million in advance of litigation relating general excise taxes in the State of Hawaii. In September 2015, following a ruling by the Hawaii Supreme Court, the State of Hawaii refunded Expedia companies $132 million of the original “pay-to-play” amount. As we had previously expensed the pay-to-play payments in prior periods, we recognized a gain in legal reserves, occupancy tax and other during 2015 related to this matter. Orbitz also received a similar refund of $22 million from the State of Hawaii in September 2015. The amount paid, net of refunds, by the Expedia companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services was $44 million. In addition, the following final assessments by the Hawaii Department of Taxation for general excise taxes against the Expedia companies, including Orbitz, are currently under review in Hawaii tax courts:

•	A total $26 million relating to non-commissioned hotel reservations for the 2012 tax year, which includes $6 million for Orbitz;

•	A total of $39 million relating to non-commissioned travel agency services relating to rental cars for the tax years 2000 through 2012 totaling, which includes $10 million for Orbitz and a duplicative assessment for Expedia and Hotels.com totaling $9.3 million and thus are overstated;

•	A total of $34 million relating to non-commissioned travel agency services relating to hotel reservations and car rental for the 2013 tax year, which includes $5 million for Orbitz; and

•	A total of $12 million relating to hotel and car rental revenue for “agency model” transactions for the time period 2000 to 2014 and hotel and car rental revenue for “merchant model” transactions for the 2014 tax year.

San Francisco (Occupancy Tax). During 2009, we were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the City of San Francisco and in May 2014, the Expedia companies paid an additional $25.5 million under protest in order to contest additional assessments for later time periods. In addition, Orbitz in total has paid $4.6 million to the City of San Francisco to contest similar assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation.

If we prevail in the litigation for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity.

Legislation. Certain jurisdictions, including the states of New York, North Carolina, Minnesota, Oregon, Rhode Island, and Maryland, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to a number of jurisdictions, including to the states of New York, South Carolina, North Carolina, Minnesota, Georgia, Wyoming, Oregon, Rhode Island, Montana, and Maryland, the District of Columbia and the city of New York, as well as certain other county and local jurisdictions.

Segments

We have four reportable segments: Core Online Travel Companies (“Core OTA”), trivago, Egencia and HomeAway. In addition, eLong was a reportable segment through its disposal on May 22, 2015. Our Core OTA segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Orbitz.com, Expedia Affiliate Network, Hotwire.com, Travelocity, Venere, Wotif Group, CarRentals.com, and Classic Vacations. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment, which also includes Orbitz for Business, provides managed travel services to corporate customers worldwide. Our HomeAway segment, created by our acquisition of HomeAway on December 15, 2015, operates an online marketplace for the vacation rental industry.

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

Gross Bookings and Revenue Margin

	Three months ended March 31,
	2016	2015	% Change
	($ in millions)
Gross Bookings
Core OTA	$17,226	$12,907	33%
trivago(1)	—	—	N/A
Egencia	1,656	1,366	21%
HomeAway(1)	—	—	N/A
eLong(2)	—	713	N/A

Total gross bookings	$18,882	$14,986	26%

Revenue Margin
Core OTA	8.9%	9.1%
trivago(1)	N/A	N/A
Egencia	6.6%	7.2%
HomeAway(1)	N/A	N/A
eLong(2)	N/A	4.6%
Total revenue margin	10.1%	9.2%

(1)	trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. In addition, gross bookings from HomeAway, our newly acquired online marketplace for the vacation rental industry, are also excluded from the above total gross bookings. However, third-party revenue from trivago and HomeAway is included in revenue used to calculate total revenue margin.
(2)	Includes results for eLong through its disposal on May 22, 2015.

The increase in worldwide gross bookings for the three months ended March 31, 2016, as compared to the same period in 2015, was primarily driven by 21% of inorganic impact from acquisitions, as well as growth in the Core OTA segment, led by strong performance at Brand Expedia and Hotels.com.

Results of Operations

On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong. The below discussion of the results of operations for the three months ended March 31, 2015 include results for eLong. Operating expense tables below present total expenses including eLong for the prior year period as well as eLong specific amounts included within the consolidated total.

On September 17, 2015, we completed our acquisition of Orbitz. Orbitz was consolidated into our results of operations starting on the acquisition date and, during the first quarter of 2016, we have recognized approximately $192 million in revenue and approximately $30 million in operating losses, including amortization of intangible assets, restructuring charges, stock-based compensation as well as fees related to the acquisition.

On December 15, 2015, we completed our acquisition of HomeAway. HomeAway was consolidated into our results of operations starting on the acquisition date and, during the first quarter of 2016, we have recognized approximately $142 million in revenue and approximately $40 million in operating loss, including amortization of intangible assets, stock-based compensation charges including amounts related to restructuring activities as well as fees related to the acquisition.

Revenue

	Three months ended March 31,
	2016	2015	% Change
	($ in millions)
Revenue by Segment
Core OTA	$1,540	$1,170	32%
trivago (Third-party revenue)	112	72	56%
Egencia	110	98	12%
HomeAway	142	—	N/A
eLong	—	33	N/A

Total revenue	$1,904	$1,373	39%

Revenue increased for the three months ended March 31, 2016, compared to the same period in 2015, primarily driven by 27% of inorganic impact from acquisitions, growth in the Core OTA segment, including strong performance at Brand Expedia, Hotels.com and EAN, as well as growth at trivago.

Worldwide hotel revenue increased 21% (25% excluding eLong) for the three months ended March 31, 2016, compared to the same period in 2015. The increases were primarily due to a 10% (37% excluding eLong) increase in room nights stayed driven by the inorganic impact of acquisitions as well as healthy growth at Hotels.com and Brand Expedia as well as a 10% increase (9% decrease excluding eLong) in revenue per room night. Revenue per room night excluding eLong decreased primarily due to margin reductions aimed at expanding the size and availability of the global hotel supply portfolio, increased promotional activities such as growing loyalty programs, as well as a net unfavorable foreign exchange translation impact. Revenue per room night is expected to continue to decrease year-over-year in 2016. Absent impacts due to the sale of eLong, ADRs decreased 3% year-over-year in the first quarter of 2016 primarily due to an unfavorable foreign exchange translation impact. Acquisitions added approximately 13% of inorganic hotel revenue growth and 11% of room night growth for the quarter.

Worldwide air revenue increased 50% (54% excluding eLong) for the three months ended March 31, 2016, compared to the same period in 2015, due to an 42% (52% excluding eLong) increase in air tickets sold and an 6% (1% excluding eLong) increase in revenue per air ticket. Acquisitions added approximately 46% of inorganic air revenue growth and 36% of air ticket growth for the quarter.

The remaining worldwide revenue, other than hotel and air discussed above, which includes advertising and media, car rental, destination services, fees related to our corporate travel business and HomeAway revenue, increased by 82% for the three months ended March 31, 2016, compared to the same period in 2015, primarily due to the acquisition of HomeAway and strong growth in advertising and media revenue as well as growth in our travel insurance and car rental products.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended March 31,
	2016	2015	% Change
	($ in millions)
Revenue by Business Model
Merchant	$1,065	$877	21%
Agency	523	374	40%
Advertising and media(1)	174	122	43%
HomeAway	142	—	N/A

Total revenue	$1,904	$1,373	39%

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.

Merchant revenue increased for the three months ended March 31, 2016, compared to the same period in 2015, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.

Agency revenue increased for the three months ended March 31, 2016, compared to the same period in 2015, primarily due to the growth in agency hotel and agency air.

Advertising and media revenue increased for the three ended March 31, 2016, compared to the same period in 2015, primarily due to continued growth in revenue at trivago and Expedia Media Solutions.

Cost of Revenue

	Three months ended March 31,
	2016	2015	% Change
	($ in millions)
Customer operations	$180	$136	32%
Credit card processing	134	112	20%
Data center and other	89	74	20%

Total cost of revenue(1)	$403	$322	25%

% of revenue	21.2%	23.4%
(1) Includes the following eLong amounts	$—	$23	N/A

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, fraud and chargebacks, and (3) other costs, primarily including data center costs to support our websites, supplier operations, destination supply, certain pre-purchased hotel supply at eLong (in the first quarter of 2015) and stock-based compensation.

During the three months ended March 31, 2016, the increase in cost of revenue expense as compared to the same period in 2015 was driven by $44 million of increased customer operations expenses, $22 million of higher net credit card processing costs related to growth of our merchant bookings, as well as higher data center and other costs, partially offset by the elimination of pre-purchased hotel supply costs due to the disposal of eLong. Acquisitions added approximately 26% of inorganic growth for the three months ended March 31, 2016.

Selling and Marketing

	Three months ended March 31,
	2016	2015	% Change
	($ in millions)
Direct costs	$841	$610	38%
Indirect costs	200	153	31%

Total selling and marketing(1)	$1,041	$763	36%

% of revenue	54.7%	55.6%
(1) Includes the following eLong amounts	$—	$34	N/A

Selling and marketing expense primarily relates to direct costs, including traffic generation costs from search engines and internet portals, television, radio and print spending, private label and affiliate program commissions, public relations and other costs. The remainder of the expense relates to indirect costs, including personnel and related overhead in our various brands and global supply organization, as well as stock-based compensation costs.

Selling and marketing expenses increased $278 million during the three months ended March 31, 2016, compared to the same period in 2015, driven by increases of $231 million of direct costs, including online and offline marketing expenses. Brand Expedia and trivago as well as the added costs from our acquisitions of Orbitz and HomeAway accounted for the majority of the total direct cost increase. In addition, higher personnel expenses of $47 million also contributed to the increase and were driven by the additional personnel due to an accelerated pace of hiring in the lodging supply organization and additional headcount at Orbitz and HomeAway. Acquisitions added approximately 22% of inorganic growth for the three months ended March 31, 2016.

Technology and Content

	Three months ended March 31,
	2016	2015	% Change
	($ in millions)
Personnel and overhead	$162	$102	58%
Depreciation and amortization of technology assets	80	59	36%
Other	51	29	75%

Total technology and content(1)	$293	$190	54%

% of revenue	15.4%	13.9%
(1) Includes the following eLong amounts	$—	$6	N/A

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

Technology and content expense increased $103 million during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to increased personnel and overhead costs of $60 million for additional personnel to support key technology projects in our corporate technology function and Brand Expedia and a reduced rate of capitalization of software development costs as well as the addition of HomeAway and Orbitz. Depreciation and amortization of technology assets also increased $21 million quarter over quarter. Acquisitions added approximately 26% of inorganic growth for the three months ended March 31, 2016.

General and Administrative

	Three months ended March 31,
	2016	2015	% Change
	($ in millions)
Personnel and overhead	$98	$70	39%
Professional fees and other	50	46	9%

Total general and administrative(1)	$148	$116	27%

% of revenue	7.8%	8.5%
(1) Includes the following eLong amounts	$—	$4	N/A

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

General and administrative expense increased $32 million during the three months ended March 31, 2016, compared to the same period in 2015, due primarily to higher personnel and overhead expenses of $28 million due to personnel growth. Acquisitions added approximately 20% of inorganic growth for the three months ended March 31, 2016.

Amortization of Intangible Assets

	Three months ended March 31,
	2016	2015	% Change
	($ in millions)
Amortization of intangible assets	$90	$25	259%
% of revenue	4.7%	1.8%

Amortization of intangible assets increased $65 million during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to amortization related to new business acquisitions, including Orbitz and HomeAway.

Legal Reserves, Occupancy Tax and Other

Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.

Legal reserves, occupancy tax and other were $2 million and $3 million for the three months ended March 31, 2016 and 2015.

Restructuring and Related Reorganization Charges

	Three months ended March 31,
	2016	2015	% Change
	($ in millions)
Restructuring and related reorganization charges	$30	$5	537%
% of revenue	1.6%	0.3%

In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to previously disclosed acquisitions, we recognized $30 million and $5 million in restructuring and related reorganization charges during the first quarter ended March 31, 2015 and 2014. Based on current plans, which are subject to change, we expect approximately $25 million of additional restructuring charges for the remainder of 2016 (for total 2016 charges of up to $55 million), but these could be higher should we make additional decisions throughout the year and estimates do not include any possible future acquisition integrations. For additional information, see Note 9—Restructuring and Related Reorganization Charges in the notes to the consolidated financial statements.

Operating Loss

	Three months ended March 31,
	2016	2015	% Change
	($ in millions)
Operating loss	$(102)	$(51)	101%
% of revenue	(5.4%)	(3.7%)

Operating loss increased for the three months ended March 31, 2016, compared to the same period in 2015, primarily due to increased costs and expenses, including growth in technology and content expense in excess of revenue growth as well as higher amortization of intangible assets.

Included in our consolidated operating loss for three months ended March 31, 2015 are operating losses for eLong of $40 million.

Interest Income and Expense

	Three months ended March 31,
	2016	2015	% Change
	($ in millions)
Interest income	$4	$6	(36%)
Interest expense	(44)	(28)	57%

Interest income decreased for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to lower rates of return as a result of a shift out of higher-yielding currencies due to the sale of eLong. Interest expense increased for the three months ended March 31, 2016, compared to the same period in 2015, primarily as a result of additional interest on the Euro 650 million of senior unsecured notes issued in June 2015 and the $750 million senior unsecured notes issued in December 2015.

Other, Net

Other, net is comprised of the following:

	Three months ended March 31,
	2016	2015
	($ in millions)
Foreign exchange rate gains (losses), net	$(19)	$14
Noncontrolling investment basis adjustment	—	79
Other	(8)	12

Total other, net	$(28)	$105

During the three months ended March 31, 2015, in conjunction with the acquisition of additional interest in one of our equity method investments, we remeasured our previously held equity interest to fair value and recognized a gain of $79 million in other, net.

Provision for Income Taxes

	Three months ended March 31,
	2016	2015	% Change
	($ in millions)
Provision for income taxes	$(49)	$(1)	N/A
Effective tax rate	28.7%	(2.9%)

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items.

Our effective tax rate for the three months ended March 31, 2016 was measured against a pretax loss. The effective tax rate was driven by earnings in foreign jurisdictions, as well as the release of a valuation allowance for net operating losses. Our effective tax rate for the three months ended March 31, 2015 was lower than the 35% federal statutory rate primarily due to the tax effect of the noncontrolling investment basis adjustment gain, partially offset by certain foreign losses for which Expedia did not recognize a benefit.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $2.1 billion and $1.7 billion at March 31, 2016 and December 31, 2015, including $933 million and $645 million of cash and short-term investment balances held in wholly-owned foreign subsidiaries, (which includes $665 million and $441 million related to earnings indefinitely invested outside the United States) as well as $74 million and $72 million of majority-owned subsidiaries, which is also indefinitely invested outside the United States; and our $1.5 billion revolving credit facility, which is essentially untapped.

The revolving credit facility, which was amended in the first quarter of 2016 to increase borrowing capacity to $1.5 billion, extend the expiration to February 2021 and provide more favorable fees (as disclosed herein), bears interest based on the Company’s credit ratings with the applicable interest rate on drawn amounts was LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts was 17.5 basis points as of March 31, 2016.

Our credit ratings are periodically reviewed by rating agencies. As of March 31, 2016, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.

As of March 31, 2016, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $500 million in registered senior unsecured notes due in August 2018 that bear interest at 7.456%, $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%, Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5% and $750 million of senior unsecured notes due in February 2026 that bear interest at 5.0%.

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

As of March 31, 2016, we had a deficit in our working capital of $3.2 billion, compared to a deficit of $2.9 billion as of December 31, 2015. The change in deficit is primarily due to use of cash for financing and investing activities, including share repurchases.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Our capital expenditures for full year 2016 are expected to be broadly in line with 2015 spending levels and are expected to include approximately $70 million related to the build out of our new corporate headquarters. The build out will continue through 2019 with more significant spend related to the project occurring in 2017 and 2018.

Our cash flows are as follows:

	Three months ended March 31,
	2016	2015	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$1,099	$1,051	$48
Investing activities	(159)	(627)	468
Financing activities	(604)	(27)	(577)
Effect of foreign exchange rate changes on cash and cash equivalents	51	(65)	116

For the three months ended March 31, 2016, net cash provided by operating activities increased by $48 million primarily due to increased benefits from working capital changes driven mostly from increases in deferred merchant bookings and deferred revenue and lower cash paid for taxes.

For the three months ended March 31, 2016, cash used in investing activities decreased by $468 million primarily due to a decrease of cash used for acquisitions of $326 million and lower net purchases of investments of $225 million, partially offset by higher capital expenditures of $75 million.

For the three months ended March 31, 2016, cash used in financing activities primarily included the repayment of $400 million of HomeAway Convertible Notes, cash paid to acquire shares of $187 million, including the repurchased shares under the authorizations discussed below, and $36 million cash dividend payment, partially offset by $26 million of proceeds from the exercise of options and employee stock purchase plans. For the three months ended March 31, 2015, cash used in financing activities primarily included cash paid to acquire shares of $45 million and $23 million cash dividend payment, partially offset by $29 million of proceeds from the exercise of options and employee stock purchase plans.

In 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million shares of our common stock. During the three months ended March 31, 2016 and 2015, we repurchased, through open market transactions, 1.7 million and 0.5 million shares under these authorization for a total cost of $183 million and $45 million, excluding transaction costs. As of March 31, 2016, 9.6 million shares remain authorized for repurchase under these authorizations with no fixed termination date for the repurchases. Subsequent to the end of the first quarter of 2016, we repurchased an additional 1.2 million shares for a total cost of $129 million, excluding transaction costs, representing an average purchase price of $106.32 per share.

In the first quarter 2016 and 2015, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid a quarterly cash dividend of $0.24 and $0.18 per share of outstanding common stock. In addition, in April 2016, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on June 16, 2016 to stockholders of record as of the close of business on May 26, 2016. Future declarations of dividends are subject to final determination of our Board of Directors.

In connection with the acquisition of our majority ownership interest in trivago, we entered into a shareholders agreement with the minority shareholders that contains certain put/call rights whereby we may cause the minority shareholders to sell to us and the minority shareholders of trivago may cause us to acquire from them up to 50% and 100% of the shares of the company held by them at fair value during two windows, the first of which is currently open and we are in active conversations with the trivago minority shareholders. As of April 28, 2016, neither party has exercised its respective rights with respect to the current open window and we expect that the current discussions are likely to continue through June 2016. The second window opens in 2018. Our redeemable noncontrolling interest balance related to trivago was $665 million and $654 million as of March 31, 2016 and December 31, 2015, which represents our best estimate of fair value. As we are currently in the first put/call window, it is important to note that based on the final negotiations, the negotiated fair market value and therefore the final redemption amount could materially differ from this estimate.

The effect of foreign exchange on our cash balances denominated in foreign currency for the three months ended March 31, 2016, compared to the same period in 2015, showed a net change of $116 million reflecting appreciations in foreign currencies in the current year period compared to depreciations the prior year period.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December, 31, 2015. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of March 31, 2016 or December 31, 2015.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material changes in our market risk during the three months ended March 31, 2016. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below regarding the acquisitions of Orbitz and HomeAway.

On September 17, 2015, we acquired Orbitz and, on December 15, 2015, we acquired HomeAway. Orbitz and HomeAway on a combined basis represented approximately 6% and 5% of our consolidated total assets (excluding goodwill and acquired intangible assets) as of March 31, 2016 and December 31, 2015, and 15% and 3% of our consolidated revenue for the three months ended March 31, 2016 and the year ended December 31, 2015. Both Orbitz and HomeAway had existing systems of internal controls over financial reporting in compliance with the Sarbanes-Oxley Act of 2002, the components of which will be maintained or naturally integrated into our system of internal controls over financial reporting commensurate with the level of operational and technology integration of each company. We are in the process of documenting and testing those controls at each company that we expect to be maintained and plan to incorporate the companies in our evaluation of internal controls over financial reporting during 2016. As permitted by the Securities and Exchange Commission’s guidance on newly acquired entities, management’s assessment and conclusion on the effectiveness of the Expedia’s disclosure controls and procedures as of March 31, 2016 excluded an assessment of the internal control over financial reporting of HomeAway, and those components of Orbitz not integrated as of March 31, 2016.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2015. The following are developments regarding such legal proceedings:

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of San Antonio, Texas Litigation. On April 11, 2016, the court entered an amended judgment including approximately $68 million in tax, interest and penalty amounts for the Expedia companies, including Orbitz. The Expedia companies intend to appeal this judgement to the U.S. Fifth Circuit Court of Appeals.

Nassau County, New York Litigation. On February 23, 2016, the court granted the motion filed by Erie County, Orange County, Rensselaer County and Saratoga County, New York seeking leave to intervene as plaintiffs in the lawsuit.

Town of Breckenridge, Colorado Litigation. On April 20, 2016, the court granted the online travel companies’ motion for summary judgment, and denied the town’s motion for summary judgment. The court ruled that the Breckenridge Accommodations Tax does not apply to online travel companies or the amounts they charge for their services.

State of Kentucky Litigation. On March 17, 2016, the court granted in part and denied in part the plaintiff’s motion for summary judgment, finding that the online travel companies’ compensation is subject to state sales tax but that plaintiff’s common law claims are preempted.

Village of Bedford Park, Illinois Litigation. In February, 2016, the parties filed cross motions for summary judgment. Those motions remain pending. The Expedia and Orbitz defendants reached a settlement with one of the plaintiff municipalities – the city of Oakbrook Terrace, Illinois – and on March 4, 2016, those parties filed a stipulation for voluntary dismissal of that city’s claims.

Arizona Cities Litigation. On April 20, 2016, the Arizona Tax Court granted the plaintiff cities’ motion for summary judgment in part and denied it in part; the court also denied the defendant online travel companies’ motion for summary judgment

Village of Matteson, Illinois Litigation. On April 4, 2016, the defendant online travel companies filed a motion to dismiss plaintiffs’ common law claims.

State of Wisconsin Litigation. On February 11, 2016, the Wisconsin Court of Appeals affirmed the lower court’s ruling that taxes are not due on Orbitz’s travel services.

Actions Filed by Expedia

Osceola, Florida Litigation. On January 17, 2016, the parties filed a joint stipulation of dismissal of the case with prejudice.

Denver, Colorado Litigation. On March 2, 2016, the Colorado Supreme Court heard oral argument on the City of Denver’s appeal. The Court’s ruling is pending.

Non-Tax Litigation and Other Legal Proceedings

Putative Class Action Litigation

Putative Cases against HomeAway.com, Inc. On March 15, 2016, a putative class action suit was filed against HomeAway.com, Inc. related to its recent implementation of a service fee. Arnold v. HomeAway.com, Inc., Case No. 1-16-cv-00374 (U.S. District Court, Western District of Texas). The putative class is comprised of homeowners that list their properties on HomeAway’s websites. The complaint asserts claims against HomeAway for breach of contract, breach of the duty of good

Part II. Item 1. Legal Proceedings

faith and fair dealing, fraud, fraudulent concealment, and violations of the Texas Deceptive Trade Practices Act, the California Consumer Legal Remedies Act, and the California Unfair Competition Law. On April 15, 2016, a similar putative class action suit was filed against HomeAway.com, Inc., which also related to the implementation of a service fee. Seim v. HomeAway, Inc., Case No. 1:16-cv-00479 (U.S. District Court, Western District of Texas). The putative class is comprised of homeowners that list their properties on HomeAway’s websites. The complaint asserts claims against HomeAway for breach of contract, breach of the duty of good faith and fair dealing, fraud, fraudulent concealment, unjust enrichment, and violations of the Texas Deceptive Trade Practices Act, the Kentucky Consumer Protection Act, and other state consumer protection statutes.

Part II. Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

During 2012, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million shares of our common stock. A summary of the repurchase activity for the first quarter of 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
January 1-31, 2016	—	$—	—	11,240
February 1-29, 2016	521	106.54	521	10,719
March 1-31, 2016	1,164	109.14	1,164	9,555

Total	1,685	$108.34	1,685

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	X

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

April 28, 2016	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer