Form 10-Q
period 2016-06-30
Expedia, Inc.
filed 2016-07-29
CIK 1324424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 15, 2016 was:

Common stock, $0.0001 par value per share	136,915,806 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares

Expedia, Inc.

Form 10-Q

For the Quarter Ended June 30, 2016

Part I. Item 1. Consolidated Financial Statements

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$2,195,869	$1,662,600	$4,099,830	$3,035,997
Costs and expenses:
Cost of revenue (1)	406,380	321,082	808,950	643,000
Selling and marketing (1)	1,154,993	885,480	2,194,341	1,648,861
Technology and content (1)	317,921	186,516	609,475	376,971
General and administrative (1)	192,555	141,394	338,566	257,791
Amortization of intangible assets	84,181	26,880	174,180	51,922
Legal reserves, occupancy tax and other	4,344	5,510	6,318	8,039
Restructuring and related reorganization charges (1)	9,833	5,646	39,636	10,322

Operating income (loss)	25,662	90,092	(71,636)	39,091
Other income (expense):
Interest income	4,955	4,693	8,522	10,238
Interest expense	(42,939)	(28,515)	(86,899)	(56,509)
Gain on sale of business	—	508,810	—	508,810
Other, net	127	(17,023)	(28,068)	88,078

Total other income (expense), net	(37,857)	467,965	(106,445)	550,617

Income (loss) before income taxes	(12,195)	558,057	(178,081)	589,708
Provision for income taxes	18,202	(131,221)	75,556	(130,311)

Net income (loss)	6,007	426,836	(102,525)	459,397
Net loss attributable to noncontrolling interests	25,642	22,808	25,585	34,390

Net income (loss) attributable to Expedia, Inc.	$31,649	$449,644	$(76,940)	$493,787

Earnings (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.21	$3.49	$(0.51)	$3.85
Diluted	0.21	3.38	(0.51)	3.74
Shares used in computing earnings (loss) per share:
Basic	149,552	128,887	150,332	128,229
Diluted	153,532	132,960	150,332	132,184
Dividends declared per common share	$0.24	$0.18	$0.48	$0.36
(1) Includes stock-based compensation as follows:
Cost of revenue	$2,884	$1,316	$5,292	$2,474
Selling and marketing	25,454	6,860	32,496	13,332
Technology and content	28,820	5,559	39,441	12,343
General and administrative	42,803	27,759	60,467	42,231
Restructuring and related reorganization charges	470	—	11,643	—

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$6,007	$426,836	$(102,525)	$459,397
Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax(1)	(15,959)	21,698	(9,305)	(112,153)
Net reclassification of foreign currency translation adjustments into total other income (expense), net	—	(43,183)	—	(43,183)
Unrealized gains (losses) on available for sale securities, net of tax(2)	26	(275)	500	200

Other comprehensive income (loss), net of tax	(15,933)	(21,760)	(8,805)	(155,136)

Comprehensive income (loss)	(9,926)	405,076	(111,330)	304,261
Less: Comprehensive income (loss) attributable to noncontrolling interests	(29,376)	(27,356)	(19,718)	(71,608)

Comprehensive income (loss) attributable to Expedia, Inc.	$19,450	$432,432	$(91,612)	$375,869

(1)	Currency translation adjustments include a tax expense of $5 million and tax benefit $5 million for the three and six months ended June 30, 2016 associated with net investment hedges and $7 million tax benefit for both the three and six months ended June 30, 2015.
(2)	Net gains (losses) recognized and reclassified during the three and six months ended June 30, 2016 and 2015 were immaterial.

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,296,524	$1,676,299
Restricted cash and cash equivalents	42,166	11,324
Short-term investments	38,500	33,739
Accounts receivable, net of allowance of $28,837 and $27,035	1,454,518	1,082,406
Income taxes receivable	135,516	13,805
Prepaid expenses and other current assets	196,753	158,688

Total current assets	4,163,977	2,976,261
Property and equipment, net	1,235,282	1,064,259
Long-term investments and other assets	643,851	642,802
Deferred income taxes	19,618	15,458
Intangible assets, net	2,646,039	2,793,954
Goodwill	8,019,775	7,992,941

TOTAL ASSETS	$16,728,542	$15,485,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,455,758	$1,329,870
Accounts payable, other	689,724	485,557
Deferred merchant bookings	3,870,022	2,337,037
Deferred revenue	331,837	235,809
Income taxes payable	34,163	68,019
Accrued expenses and other current liabilities	1,065,251	1,469,725

Total current liabilities	7,446,755	5,926,017
Long-term debt	3,196,847	3,183,140
Deferred income taxes	512,088	473,841
Other long-term liabilities	322,098	314,432
Commitments and contingencies
Redeemable noncontrolling interests	983,832	658,478
Stockholders’ equity:
Common stock $.0001 par value	22	22
Authorized shares: 1,600,000
Shares issued: 222,766 and 220,383
Shares outstanding: 136,793 and 137,459
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	8,877,699	8,696,508
Treasury stock - Common stock, at cost	(4,383,221)	(4,054,909)
Shares: 85,974 and 82,924
Retained earnings	7,369	507,666
Accumulated other comprehensive income (loss)	(299,566)	(284,894)

Total Expedia, Inc. stockholders’ equity	4,202,304	4,864,394
Non-redeemable noncontrolling interests	64,618	65,373

Total stockholders’ equity	4,266,922	4,929,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,728,542	$15,485,675

See accompanying notes.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$(102,525)	$459,397
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	221,278	153,722
Amortization of stock-based compensation	149,339	70,380
Amortization of intangible assets	174,180	51,922
Deferred income taxes	24,107	2,021
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	(23,916)	37,012
Realized (gain) loss on foreign currency forwards	19,081	(29,460)
Gain on sale of business	—	(508,810)
Noncontrolling interest basis adjustment	—	(77,400)
Other	(8,415)	8,415
Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	(367,188)	(412,670)
Prepaid expenses and other assets	(57,052)	(5,162)
Accounts payable, merchant	126,056	245,843
Accounts payable, other, accrued expenses and other current liabilities	154,368	198,606
Tax payable/receivable, net	(190,948)	(20,867)
Deferred merchant bookings	1,511,578	1,479,263
Deferred revenue	96,154	9,819

Net cash provided by operating activities	1,726,097	1,662,031

Investing activities:
Capital expenditures, including internal-use software and website development	(379,981)	(468,727)
Purchases of investments	(20,446)	(506,109)
Sales and maturities of investments	22,758	226,325
Acquisitions, net of cash acquired	—	(327,362)
Proceeds from sale of business, net of cash divested and disposal costs	—	527,212
Net settlement of foreign currency forwards	(19,081)	29,460
Other, net	2,222	10,435

Net cash used in investing activities	(394,528)	(508,766)

Financing activities:
Payment of HomeAway Convertible Notes	(400,443)	—
Proceeds from issuance of long-term debt, net of issuance costs	(1,664)	702,348
Purchases of treasury stock	(328,311)	(44,925)
Proceeds from issuance of treasury stock	—	22,487
Payment of dividends to stockholders	(71,947)	(45,991)
Proceeds from exercise of equity awards and employee stock purchase plan	69,777	59,083
Excess tax benefit on equity awards	—	69,085
Withholding taxes for stock option exercises	(1,282)	(85,033)
Other, net	(14,619)	8,986

Net cash provided by (used in) financing activities	(748,489)	686,040
Effect of exchange rate changes on cash and cash equivalents	37,145	(54,876)

Net increase in cash and cash equivalents	620,225	1,784,429
Cash and cash equivalents at beginning of period	1,676,299	1,402,700

Cash and cash equivalents at end of period	$2,296,524	$3,187,129

Supplemental cash flow information
Cash paid for interest	$72,814	$53,885
Income tax payments, net	89,972	79,672

See accompanying notes.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

Note 1 – Basis of Presentation

Description of Business

Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.com™, Travelocity®, Expedia® Affiliate Network, Classic Vacations®, Expedia Local Expert®, Egencia®, Expedia® CruiseShipCenters®, Venere.com™, trivago, CarRentals.com™, Wotif Group, Orbitz Worldwide (“Orbitz”) acquired in September 2015, HomeAway acquired in December 2015, and eLong ™ through its sale on May 22, 2015. In addition, many of these brands have related international points of sale, including those as part of AirAsia-Expedia upon our acquisition of a controlling interest in March 2015. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for share-based payments. The updated guidance changes how companies account for certain aspects of share-based payments awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted.

We elected to early adopt the new guidance in the second quarter of 2016, which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital for all periods in 2016. Additionally, our consolidated statement of cash flows now present excess tax benefits as an operating activity on a prospective basis. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $7 million reduction to retained earnings as of January 1, 2016.

Notes to Consolidated Financial Statements – (Continued)

Adoption of the new guidance resulted in the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital of $9 million and $17 million for the three and six months ended June 30, 2016, and impacted our previously reported quarterly results for the three months ended March 31, 2016 as follows:

	As reported	As adjusted
	(In thousands, except per share data)
Consolidated Statement of Operations:

Operating loss(1)	$(102,355)	$(97,298)
Provision for income taxes	49,139	57,354
Net loss attributable to Expedia, Inc.	(121,861)	(108,589)
Basic earnings per share	$(0.81)	$(0.72)
Diluted earnings per share	(0.81)	(0.72)

Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$1,099,263	$1,108,323
Net cash used in financing activities	(603,891)	(612,951)

(1)	The election to account for forfeitures as they occur resulted in a decrease to stock-based compensation expense of approximately $5 million, which was allocated to the cost and expense categories as follows: $0.3 million change in cost of revenue, $1.3 million in selling and marketing, $1.7 million in technology and content and $1.8 million in general and administrative expenses.

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

In February 2016, the FASB issued new guidance related to accounting and reporting guidelines for leasing arrangements. The new guidance requires entities that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted and should be applied using a modified retrospective approach. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

Note 3 – Acquisitions and Other Investments

For our acquisitions of Orbitz in September 2015 and HomeAway in December 2015, the purchase price allocations remain preliminary and subject to revision while we accumulate all relevant information regarding the fair values of the net

Notes to Consolidated Financial Statements – (Continued)

assets acquired. The final allocations may include changes to the acquisition date fair value of goodwill and deferred taxes as well as operating assets and liabilities. During the first half of 2016, there were no adjustments made to the preliminary purchase price allocation that materially impacted the consolidated balance sheet or current period earnings.

The following summarizes the allocation of the purchase price for our first half of 2015 acquisitions, including Travelocity and a controlling interest in our former 50/50 joint venture with AirAsia Berhad, in thousands:

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

Note 4 – Disposition of Business

On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong, Inc., which was previously a separate reportable segment, for approximately $671 million (or $666 million net of costs to sell and other transaction expenses) to several purchasers, including Ctrip.com International, Ltd. Of the total sales price, approximately $67 million was remitted directly to escrow for estimated tax obligations, and is recorded in long-term investments and other assets on our consolidated balance sheet as of June 30, 2016 and represented a noncash item in our consolidated statement of cash flows for the six months ended June 30, 2015. As a result of the sale, we recognized a pre-tax gain of $509 million ($395 million after tax) during the second quarter of 2015 included in gain on sale of business in our consolidated statement of operations.

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

We evaluated the disposition of eLong and determined it did not meet the “major effect” criteria for classification as a discontinued operation largely due to the recency of material impacts to our quarterly consolidated operating and net income at the time of the determination. However, we determined that the disposition did represent an individually significant component of our business. The following table presents certain amounts related to eLong in our consolidated results of operations through its disposal on May 22, 2015:

	Three months ended June 30,	Six months ended June 30,
	2015	2015
	(In thousands)
Operating loss(1)	$(45,454)	$(85,536)
Income before taxes(2)	464,817	438,843
Income before taxes attributable to Expedia, Inc.(2)	480,940	465,400
Net income attributable to Expedia, Inc.(3)	367,427	349,183

(1)	Includes stock-based compensation and amortization of intangible assets of approximately $15 million for the three months ended June 30, 2015 and $20 million for the six months ended June 30, 2015, which were included within Corporate & Eliminations in Note 15 – Segment Information.
(2)	The three and six months ended June 30, 2015 includes the pre-tax gain of $509 million related to the gain on sale.
(3)	The three and six months ended June 30, 2015 includes the after-tax gain of $395 million related to the gain on sale.

Notes to Consolidated Financial Statements – (Continued)

Note 5 – Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$176,403	$176,403	$—
Time deposits	400,479	—	400,479
Investments:
Time deposits	22,977	—	22,977
Corporate debt securities	75,800	—	75,800

Total assets	$675,659	$176,403	$499,256

Liabilities
Derivatives:
Foreign currency forward contracts	$18,760	$—	$18,760

Financial assets measured at fair value on a recurring basis as of December 31, 2015 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$218,340	$218,340	$—
Time deposits	29,126	—	29,126
Derivatives:	—
Foreign currency forward contracts	8,045	—	8,045
Investments:
Corporate debt securities	98,403	—	98,403

Total assets	$353,914	$218,340	$135,574

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.

As of June 30, 2016 and December 31, 2015, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of June 30, 2016, we had $16 million of short-term and $60 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses both of less than $1 million. As of December 31, 2015, we had $34 million of short-term and $65 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.

Notes to Consolidated Financial Statements – (Continued)

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of June 30, 2016, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $2.5 billion. We had a net forward liability of $19 million as of June 30, 2016 recorded in accrued expenses and other current liabilities and a net forward asset of $8 million as of December 31, 2015 recorded in prepaid expenses and other current assets. We recorded $20 million and $4 million in net losses from foreign currency forward contracts during the three months ended June 30, 2016 and 2015 and $48 million in net losses and $15 million in net gains during the six months ended June 30, 2016 and 2015.

Note 6 – Debt

The following table sets forth our outstanding debt:

	June 30, 2016	December 31, 2015
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020	746,618	746,216
2.5% (€650 million) senior notes due 2022	716,027	703,254
4.5% senior notes due 2024	494,133	493,797
5.0% senior notes due 2026	740,069	739,873

Long-term debt(1)	$3,196,847	$3,183,140

(1)	Net of applicable discounts and debt issuance costs.

Long-term Debt

Our $500 million in registered senior unsecured notes outstanding at June 30, 2016 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our $750 million in registered senior unsecured notes outstanding at June 30, 2016 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our Euro 650 million in registered senior unsecured notes outstanding at June 30, 2016 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year, beginning June 3, 2016. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.

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

Notes to Consolidated Financial Statements – (Continued)

Our $500 million in registered senior unsecured notes outstanding at June 30, 2016 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.

Our $750 million in privately placed senior unsecured notes outstanding at June 30, 2016 are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning August 15, 2016. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest. We have also entered into a registrations rights agreement with respect to the 5.0% Notes, under which we have agreed to use commercially reasonable best efforts to file a registration statement to permit the exchange of the 5.0% Notes for registered notes having the same financial terms and covenants as 5.0% Notes, cause such registration statement to become effective and complete the related exchange offer by no later than December 7, 2016. If we fail to satisfy certain of its obligations under the registration rights agreement, we will be required to pay additional interest of 0.25% per annum to the holders of the 5.0% Notes until such registrations right default is cured.

The 7.456%, 5.95%, 4.5%, 2.5% and 5.0% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. For further information, see Note 16 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $62 million and $52 million as of June 30, 2016 and December 31, 2015. The 5.95%, 4.5%, 2.5% and 5.0% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.

The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	June 30, 2016	December 31, 2015
	(In thousands)
7.456% senior notes due 2018	$556,000	$555,000
5.95% senior notes due 2020	841,000	827,000
2.5% (€650 million) senior notes due 2022 (1)	746,000	705,000
4.5% senior notes due 2024	528,000	487,000
5.0% senior notes due 2026	778,000	750,000

(1)	Approximately 673 million Euro as of June 30, 2016 and 644 million Euro as of December 31, 2015.

Credit Facility

As of June 30, 2016, Expedia, Inc. maintained a $1.5 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires

Notes to Consolidated Financial Statements – (Continued)

in February 2021. As of June 30, 2016, we had no revolving credit facility borrowings outstanding. The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of June 30, 2016. The facility contains covenants including maximum leverage and minimum interest coverage ratios.

The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of June 30, 2016, there was $21 million of outstanding stand-by LOCs issued under the facility.

The current facility was entered into in February 2016 and replaced our prior $1 billion unsecured revolving credit that expired in September 2019. As of December 31, 2015, we had no revolving credit facility borrowings outstanding under the prior facility and $29 million of outstanding stand-by LOCs issued under that facility.

In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia, Inc., that may be terminated at any time by the lender. We had Euro 10 million and 20 million in borrowings outstanding included in accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2016 and December 31, 2015, respectively. Another of our international subsidiaries maintains a $5.6 million uncommitted credit facility, which is guaranteed by Expedia, Inc., that may be terminated at any time by the lender. We had approximately $5 million in borrowings outstanding included in accrued expenses and other current liabilities on the consolidated balance sheet as of both June 30, 2016 and December 31, 2015.

HomeAway Debt Repayment

On December 15, 2015, we completed our acquisition of HomeAway, Inc., including all of its brands. In connection with the acquisition, we assumed approximately $402.5 million of 0.125% Convertible Senior Notes due 2019 (the “Convertible Notes”). However, following the consummation of the HomeAway acquisition, we subsequently delivered a notice to holders of the Convertible Notes, as required per the terms of the Convertible Notes indenture, to which each holder of the Convertible Notes had the right to (i) require the Company to repurchase its Convertible Notes for cash at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest or (ii) convert its Convertible Notes, at a specified conversion rate into HomeAway common stock (which, following consummation of the HomeAway acquisition, represented the right to receive the transaction consideration) or (iii) allow the Convertible Notes to remain outstanding for the remaining term. As a result, the majority of the Convertible Notes, or $401 million, were repurchased during the first quarter of 2016. As of December 31, 2015, the Convertible Notes outstanding were included in accrued expenses and other current liabilities, and as of June 30, 2016, the remaining $1 million was included in other long-term liabilities.

Note 7 – Redeemable Noncontrolling Interests

We have noncontrolling interests in majority owned entities, which are carried at fair value as the noncontrolling interests contain certain rights, whereby we may acquire and the minority shareholders may sell to us additional shares of the companies.

Notes to Consolidated Financial Statements – (Continued)

A reconciliation of redeemable noncontrolling interest is as follows, in thousands:

Six months ended June 30,
2016
Balance, beginning of the period	$658,478
Net loss attributable to noncontrolling interests	(24,693)
Fair value adjustments	345,565
Currency translation adjustments	17,401
Other	(12,919)

Balance, end of period	$983,832

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

In connection with the acquisition of our majority ownership interest in trivago in 2013, we entered into a shareholders agreement with trivago’s founders that contains certain put/call rights whereby we may cause the founders to sell to us, and the founders may cause us to acquire from them, up to 50% and 100% of the trivago shares held by them at fair value during two windows. The first window would have closed during the first half of 2016. However, during the second quarter of 2016, we and the founders agreed not to exercise our respective put/call rights during that window and instead to postpone the window while the parties explore the feasibility of an initial public offering of trivago shares. Under the parties’ agreement, the first window will reopen on March 31, 2017 or early if the parties abandon an initial public offering before then. We do not presently anticipate that we would sell any of our trivago shares in any such initial public offering, should it occur, and there are no guarantees an initial public offering will be pursued or be successful. The redeemable noncontrolling interest balance also includes a nominal amount of vested stock options held by other employees of trivago which are puttable and callable to Expedia at fair value in 2018 and 2020 and are not expected to be redeemed for more than fair market value.

In addition to the redeemable noncontrolling interests, there were certain shares held by trivago employees which were originally awarded in the form of stock options pursuant to the trivago employee stock option plan and subsequently exercised by such employees. During the second quarter of 2016, we exercised our call right on these shares and elected to do so at a premium to fair value, which resulted in an incremental stock-based compensation charge of approximately $49 million in the second quarter of 2016 pursuant to liability award treatment. The acquisition of these employee minority interests increased Expedia’s ordinary ownership of trivago by a nominal amount.

Our redeemable noncontrolling interest balance related to trivago was $978 million and $654 million as of June 30, 2016 and December 31, 2015, which represents our best estimate of fair value.

Notes to Consolidated Financial Statements – (Continued)

Note 8 – Stockholders’ Equity

Dividends on our Common Stock

The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Six months ended June 30, 2016
February 8, 2016	$0.24	March 10, 2016	$36,174	March 30, 2016
April 26, 2016	0.24	May 26, 2016	35,773	June 16, 2016

Six months ended June 30, 2015
February 4, 2015	$0.18	March 10, 2015	$22,895	March 26, 2015
April 29, 2015	0.18	May 28, 2015	23,096	June 18, 2015

In addition, in July 2016, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.26 per share of outstanding common stock payable on September 15, 2016 to stockholders of record as of the close of business on August 25, 2016. Future declarations of dividends are subject to final determination by our Board of Directors.

Share Repurchases

In April 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million shares of our common stock. There is no fixed termination date for the repurchases. During the first half of 2016, we repurchased, through open market transactions, 2.9 million shares under this authorization for the total cost of $312 million, excluding transaction costs, representing an average repurchase price of $107.49 per share. As of June 30, 2016, 8.3 million shares remain authorized for repurchase under the 2015 authorization.

Accumulated Other Comprehensive Income (Loss)

The balance for each class of accumulated other comprehensive loss as of June 30, 2016 and December 31, 2015 is as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Foreign currency translation adjustments, net of tax (1)	$(299,939)	$(284,767)
Net unrealized gain (loss) on available for sale securities, net of tax	373	(127)

Accumulated other comprehensive loss	$(299,566)	$(284,894)

(1)	Foreign currency translation adjustments, net of tax, include foreign currency transaction losses at June 30, 2016 of $9 million ($14 million before tax) and December 31, 2015 of $1 million ($2 million before tax) associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 6 – Debt for more information. The remaining balance in currency translation adjustments excludes income taxes as a result of our current intention to indefinitely reinvest the earnings of our international subsidiaries outside of the United States.

Notes to Consolidated Financial Statements – (Continued)

Note 9 – Earnings Per Share

The following table presents our basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income (loss) attributable to Expedia, Inc.	$31,649	$449,644	$(76,940)	$493,787
Earnings (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.21	$3.49	$(0.51)	$3.85
Diluted	0.21	3.38	(0.51)	3.74
Weighted average number of shares outstanding:
Basic	149,552	128,887	150,332	128,229
Dilutive effect of:
Options to purchase common stock	3,753	3,954	—	3,840
Other dilutive securities	227	119	—	115

Diluted	153,532	132,960	150,332	132,184

Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and six months ended June 30, 2016, approximately 12 million and 22 million of outstanding stock awards have been excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their effect would have been antidilutive. For the three and six months ended June 30, 2015, approximately 7 million of outstanding stock awards were excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.

Note 10 – Restructuring and Related Reorganization Charges

In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to previously disclosed acquisitions, we recognized $40 million and $10 million in restructuring and related reorganization charges during the six months ended June 30, 2016 and 2015. Based on current plans, which are subject to change, we expect up to $15 million of restructuring charges for the remainder of 2016 (for total 2016 charges of up to $55 million), but these could be higher should we make additional decisions throughout the year and estimates do not include any possible future acquisition integrations.

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes the restructuring and related reorganization activity for the six months ended June 30, 2016:

	Employee Severance and Benefits	Stock-based Compensation	Other	Total
	(In thousands)
Accrued liability as of January 1, 2016	$45,889	$—	$1,123	$47,012
Charges	25,114	11,643	2,879	39,636
Payments	(44,229)	—	(3,239)	(47,468)
Non-cash items	(204)	(11,643)	—	(11,847)

Accrued liability as of June 30, 2016	$26,570	$—	$763	$27,333

Note 11 – Other, net

The following table presents the components of other, net:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Foreign exchange rate gains (losses), net	$1,116	$(15,084)	$(17,719)	$(929)
Noncontrolling investment basis adjustment	—	(2,076)	—	77,400
Other	(989)	137	(10,349)	11,607

Total	$127	$(17,023)	$(28,068)	$88,078

During the six months ended June 30, 2015, in conjunction with the acquisition of controlling interest of AAE Travel Pte. Ltd., the joint venture formed between Expedia and AirAsia Berhad in 2011, we remeasured our previously held equity interest to fair value, and recognized a gain of $77 million in other, net during the period.

Note 12 – Income Taxes

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items. Our effective rate was 149.3% and 23.5% for the three months ended June 30, 2016 and 2015, and 42.4% and 22.1% for the six months ended June 30, 2016 and 2015. The effective tax rate for the three months ended June 30, 2016 was a tax benefit measured against a book loss, and was driven by discrete income tax items including the recognition of excess tax benefits related to share-based payments resulting from the adoption of new accounting guidance for share-based payments as of January 1, 2016. The effective tax rate for the three months ended June 30, 2015 was primarily related to the sale of eLong.

The effective tax rate for the six months ended June 30, 2016 was a tax benefit measured against a book loss, and was due to discrete income tax items including release of a valuation allowance for net operating losses in the first quarter of 2016, as well as recognition of excess tax benefits related to share-based payments resulting from the adoption of new accounting guidance for share-based payments as of January 1, 2016. The effective tax rate for the six months ended June 30, 2015 was also primarily related to the sale of eLong.

Notes to Consolidated Financial Statements – (Continued)

Note 13 – Commitments and Contingencies

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

Litigation Relating to Occupancy Taxes. Ninety-four lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Twenty-three lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-six dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $46 million and $43 million as of June 30, 2016 and December 31, 2015. It is also reasonably possible that amounts paid in connection with these issues could include up to an additional $4 million related to interest payments in one jurisdiction. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

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

Notes to Consolidated Financial Statements – (Continued)

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

•	A total of $26 million relating to non-commissioned hotel reservations for the 2012 tax year, which includes $6 million for Orbitz;

•	A total of $39 million relating to non-commissioned travel agency services relating to rental cars for the tax years 2000 through 2012, which includes $10 million for Orbitz and a duplicative assessment for Expedia and Hotels.com totaling $9.3 million, and thus are overstated;

•	A total of $34 million relating to non-commissioned travel agency services relating to hotel reservations and car rental for the 2013 tax year, which includes $5 million for Orbitz; and

•	A total of $12 million relating to hotel and car rental revenue for “agency model” transactions for the time period 2000 to 2014 and hotel and car rental revenue for “merchant model” transactions for the 2014 tax year.

With respect to certain assessments above, the parties have reached a settlement with the Hawaii Department of Taxation. In addition, the parties have filed cross motions for summary judgment on the assessments for non-commissioned travel agency services relating to rental cars. Oral argument on the parties’ motions is currently set for August 5, 2016.

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

Notes to Consolidated Financial Statements – (Continued)

More recently, Hotelverband Deutschland (IHA) e.V. (a German hotel association) brought proceedings before the Cologne regional court against Expedia, Inc., Expedia.com GmbH and Expedia Lodging Partner Services Sàrl. IHA has applied for a ‘cease and desist’ order against these companies in relation to the enforcement of certain rate and availability parity clauses contained in contracts with hotels in Germany.

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

While the ultimate outcomes of these lawsuits, inquiries or investigations are uncertain and our circumstances are distinguishable from those of other online travel agencies subject to similar lawsuits, inquiries or investigations, we note in this context that on April 21, 2015 the competition authorities in France, Italy and Sweden announced a proposed set of commitments offered by Booking.com to resolve the parity clause cases brought by these authorities against it. The German Federal Cartel Office (“FCO”) also has required another online travel company, Hotel Reservation Service (“HRS”), to remove certain clauses from its contracts with hotels. HRS appealed this decision, which the Higher Regional Court Düsseldorf rejected on January 9, 2015. On December 23, 2015, the FCO announced that it had also required Booking.com to remove certain clauses from its contracts with German hotels. Booking.com announced that it will appeal this decision. In addition, with effect from August 1, 2015, Expedia waived certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia maintains that its parity clauses have always been lawful and in compliance with competition law, Expedia considers that this waiver is a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. It is not certain what the outcome will be of the competition authorities’ assessment of Expedia’s announcement. Since Expedia’s waivers were implemented, the competition authorities in Denmark, United Kingdom, Greece, Norway, Sweden, Poland, Ireland and Italy have announced either the closure of their investigation against Expedia or a decision not to open an investigation against Expedia, in each case having had regard to the changes implemented by Expedia. The Austrian competition authority has announced its intention to close its investigation against Expedia. Expedia was notified on June 1, 2016 that Federalberghi is appealing the Italian competition authority’s decision to close its investigation against Expedia. Expedia was later notified that the Associazione Italiana Confindustria Alberghi had also appealed this decision. In addition, on November 6, 2015, the Swiss competition authority announced that it had issued a final decision finding certain parity terms existing in previous versions of agreements between Swiss hotels and each of Expedia, Booking.com and Hotel Reservation Service to be prohibited under Swiss law. The decision explicitly notes that Expedia’s current contract terms with Swiss hotels are not subject to this prohibition. The Swiss competition authority imposed no fines or other sanctions against Expedia and did not find an abuse of a dominant market position by Expedia.

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

Note 14 – Related Party Transactions

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

Notes to Consolidated Financial Statements – (Continued)

During the fall of 2015, Liberty Interactive announced its plan to spin-off to certain of its stockholders all of the shares of Liberty Interactive’s wholly owned subsidiary, Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”), whose assets at the time of the spin-off would include all of Liberty Interactive’s interest in Expedia (the “Liberty Spin-Off”). On March 24, 2016, Mr. Diller entered into a Transaction Agreement with Liberty Interactive, Liberty Expedia Holdings, John C. Malone and Leslie Malone (the “Transaction Agreement”), under which, among other things, at the time of the Liberty Spin-off and subject to its completion, for a period of up to eighteen months (i) Mr. Diller will assign the Diller Proxy to Liberty Expedia Holdings and (ii) Mr. and Mrs. Malone will grant Mr. Diller an irrevocable proxy to vote all shares of Liberty Expedia Holdings Series A common stock and Series B common stock beneficially owned by them upon completion of the Liberty Spin-Off or thereafter (the “Malone Proxy”), in each case, subject to certain limitations. As a result, if the Liberty Spin-Off is completed and these proxy arrangements become effective, during the period the proxy arrangements are in effect, by virtue of the voting power associated with the Malone Proxy, the governance structure at Liberty Expedia Holdings and Mr. Diller’s continuing position as Chairman of Expedia’s Board of Directors, Mr. Diller will indirectly continue to control Expedia until the termination or expiration of the proxy arrangements, at which point (and by virtue of the termination of his assignment of the Diller Proxy), unless the proxy arrangements terminated as a result of Mr. Diller’s death or disability, Mr. Diller will again have the power to vote directly all shares of Expedia Common Stock and Class B Common Stock beneficially owned by Liberty Expedia Holdings.

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

Note 15 – Segment Information

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

Notes to Consolidated Financial Statements – (Continued)

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

The following tables present our segment information for the three and six months ended June 30, 2016 and June 30, 2015. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended June 30, 2016
	Core OTA	trivago	Egencia	HomeAway(1)	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$1,764,929	$134,837	$124,506	$171,597	$—	$2,195,869
Intersegment revenue	—	65,686	—	—	(65,686)	—

Revenue	$1,764,929	$200,523	$124,506	$171,597	$(65,686)	$2,195,869

Adjusted EBITDA	$428,219	$7,035	$26,470	$38,270	$(169,097)	$330,897
Depreciation	(62,239)	(2,186)	(8,078)	(4,108)	(39,412)	(116,023)
Amortization of intangible assets	—	—	—	—	(84,181)	(84,181)
Stock-based compensation	—	—	—	—	(100,431)	(100,431)
Legal reserves, occupancy tax and other	—	—	—	—	(4,344)	(4,344)
Restructuring and related reorganization charges	—	—	—	—	(9,363)	(9,363)
Realized (gain) loss on revenue hedges	9,107	—	—	—	—	9,107

Operating income (loss)	$375,087	$4,849	$18,392	$34,162	$(406,828)	25,662

Other expense, net						(37,857)

Loss before income taxes						(12,195)
Provision for income taxes						18,202

Net income						6,007
Net loss attributable to noncontrolling interests						25,642

Net income attributable to Expedia, Inc.						$31,649

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2015
	Core OTA	trivago	Egencia	eLong(2)	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$1,462,926	$90,075	$101,423	$8,176	$—	$1,662,600
Intersegment revenue	—	52,470	—	—	(52,470)	—

Revenue	$1,462,926	$142,545	$101,423	$8,176	$(52,470)	$1,662,600

Adjusted EBITDA	$384,497	$(8,971)	$23,701	$(28,915)	$(117,963)	$252,349
Depreciation	(45,647)	(485)	(6,146)	(1,208)	(25,791)	(79,277)
Amortization of intangible assets	—	—	—	—	(26,880)	(26,880)
Stock-based compensation	—	—	—	—	(41,494)	(41,494)
Legal reserves, occupancy tax and other	—	—	—	—	(5,510)	(5,510)
Restructuring and related reorganization charges	—	—	—	—	(5,646)	(5,646)
Realized (gain) loss on revenue hedges	(3,450)	—	—	—	—	(3,450)

Operating income (loss)	$335,400	$(9,456)	$17,555	$(30,123)	$(223,284)	90,092

Other income, net						467,965

Income before income taxes						558,057
Provision for income taxes						(131,221)

Net income						426,836
Net loss attributable to noncontrolling interests						22,808

Net income attributable to Expedia, Inc.						$449,644

	Six months ended June 30, 2016
	Core OTA	trivago	Egencia	HomeAway(1)	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$3,304,785	$246,899	$234,355	$313,791	$—	$4,099,830
Intersegment revenue	—	129,794	—	—	(129,794)	—

Revenue	$3,304,785	$376,693	$234,355	$313,791	$(129,794)	$4,099,830

Adjusted EBITDA	$720,575	$14,741	$41,831	$55,584	$(325,282)	$507,449
Depreciation	(121,057)	(2,971)	(14,925)	(7,767)	(74,558)	(221,278)
Amortization of intangible assets	—	—	—	—	(174,180)	(174,180)
Stock-based compensation	—	—	—	—	(149,339)	(149,339)
Legal reserves, occupancy tax and other	—	—	—	—	(6,318)	(6,318)
Restructuring and related reorganization charges	—	—	—	—	(27,993)	(27,993)
Realized (gain) loss on revenue hedges	23	—	—	—	—	23

Operating income (loss)	$599,541	$11,770	$26,906	$47,817	$(757,670)	(71,636)

Other expense, net						(106,445)

Loss before income taxes						(178,081)
Provision for income taxes						75,556

Net loss						(102,525)
Net loss attributable to noncontrolling interests						25,585

Net loss attributable to Expedia, Inc.						$(76,940)

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2015
	Core OTA	trivago	Egencia	eLong(2)	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,632,861	$162,125	$199,268	$41,743	$—	$3,035,997
Intersegment revenue	—	99,545	—	—	(99,545)	—

Revenue	$2,632,861	$261,670	$199,268	$41,743	$(99,545)	$3,035,997

Adjusted EBITDA	$603,795	$(3,925)	$43,497	$(62,167)	$(227,088)	$354,112
Depreciation	(86,258)	(887)	(11,788)	(3,263)	(51,526)	(153,722)
Amortization of intangible assets	—	—	—	—	(51,922)	(51,922)
Stock-based compensation	—	—	—	—	(70,380)	(70,380)
Legal reserves, occupancy tax and other	—	—	—	—	(8,039)	(8,039)
Restructuring and related reorganization charges	—	—	—	—	(10,322)	(10,322)
Realized (gain) loss on revenue hedges	(20,636)	—	—	—	—	(20,636)

Operating income (loss)	$496,901	$(4,812)	$31,709	$(65,430)	$(419,277)	39,091

Other income, net						550,617

Income before income taxes						589,708
Provision for income taxes						(130,311)

Net income						459,397
Net loss attributable to noncontrolling interests						34,390

Net income attributable to Expedia, Inc.						$493,787

(1)	Includes results since our acquisition of HomeAway on December 15, 2015.
(2)	Includes results of eLong through its disposal on May 22, 2015.

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

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended June 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,695,662	$565,245	$(65,038)	$2,195,869
Costs and expenses:
Cost of revenue	—	322,020	87,411	(3,051)	406,380
Selling and marketing	—	790,376	426,742	(62,125)	1,154,993
Technology and content	—	220,548	97,273	100	317,921
General and administrative	—	107,265	85,252	38	192,555
Amortization of intangible assets	—	59,990	24,191	—	84,181
Legal reserves, occupancy tax and other	—	4,344	—	—	4,344
Restructuring and related reorganization charges	—	3,518	6,315	—	9,833
Intercompany (income) expense, net	—	192,684	(192,684)	—	—

Operating income (loss)	—	(5,083)	30,745	—	25,662
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	57,308	48,411	—	(105,719)	—
Other, net	(40,695)	8,879	(6,041)	—	(37,857)

Total other income (expense), net	16,613	57,290	(6,041)	(105,719)	(37,857)

Income before income taxes	16,613	52,207	24,704	(105,720)	(12,195)
Provision for income taxes	15,036	8,106	(4,940)	—	18,202

Net income	31,649	60,313	19,764	(105,720)	6,007
Net loss attributable to noncontrolling interests	—	—	25,642	—	25,642

Net income attributable to Expedia, Inc.	$31,649	$60,313	$45,406	$(105,720)	$31,649

Comprehensive income attributable to Expedia, Inc.	$40,190	$60,031	$24,949	$(105,720)	$19,450

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries(1)	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,281,820	$431,840	$(51,060)	$1,662,600
Costs and expenses:
Cost of revenue	—	242,750	80,851	(2,519)	321,082
Selling and marketing	—	602,621	331,600	(48,741)	885,480
Technology and content	—	128,593	57,891	32	186,516
General and administrative	—	81,674	59,552	168	141,394
Amortization of intangible assets	—	2,795	24,085	—	26,880
Legal reserves, occupancy tax and other	—	5,510	—	—	5,510
Restructuring and related reorganization charges	—	(773)	6,419	—	5,646
Intercompany (income) expense, net	—	196,828	(196,828)	—	—

Operating income	—	21,822	68,270	—	90,092
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	466,986	529,635	—	(996,621)	—
Other, net	(27,506)	(24,758)	520,229	—	467,965
Total other income (expense), net	439,480	504,877	520,229	(996,621)	467,965

Income before income taxes	439,480	526,699	588,499	(996,621)	558,057
Provision for income taxes	10,164	(57,230)	(84,155)	—	(131,221)

Net income	449,644	469,469	504,344	(996,621)	426,836
Net loss attributable to noncontrolling interests	—	—	22,808	—	22,808

Net income attributable to Expedia, Inc.	$449,644	$469,469	$527,152	$(996,621)	$449,644

Comprehensive income attributable to Expedia, Inc.	$436,924	$445,247	$546,882	$(996,621)	$432,432

(1)	Includes results of eLong through its disposal on May 22, 2015.

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six months ended June 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$3,169,545	$1,057,553	$(127,268)	$4,099,830
Costs and expenses:
Cost of revenue	—	640,168	174,936	(6,154)	808,950
Selling and marketing	—	1,518,463	797,215	(121,337)	2,194,341
Technology and content	—	438,723	170,581	171	609,475
General and administrative	—	201,232	137,282	52	338,566
Amortization of intangible assets	—	115,819	58,361	—	174,180
Legal reserves, occupancy tax and other	—	6,318	—	—	6,318
Restructuring and related reorganization charges	—	23,777	15,859	—	39,636
Intercompany (income) expense, net	—	368,373	(368,373)	—	—

Operating income (loss)	—	(143,328)	71,692	—	(71,636)
Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	(25,295)	94,690	—	(69,395)	—
Other, net	(81,911)	(32,389)	7,855	—	(106,445)

Total other income (expense), net	(107,206)	62,301	7,855	(69,395)	(106,445)

Income (loss) before income taxes	(107,206)	(81,027)	79,547	(69,396)	(178,081)
Provision for income taxes	30,266	61,199	(15,909)	—	75,556

Net income (loss)	(76,940)	(19,828)	63,638	(69,396)	(102,525)
Net loss attributable to noncontrolling interests	—	—	25,585	—	25,585

Net income (loss) attributable to Expedia, Inc.	$(76,940)	$(19,828)	$89,223	$(69,396)	$(76,940)

Comprehensive income (loss) attributable to Expedia, Inc.	$(84,632)	$(19,174)	$81,590	$(69,396)	$(91,612)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six months ended June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries(1)	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,350,160	$781,063	$(95,226)	$3,035,997
Costs and expenses:
Cost of revenue	—	482,938	163,551	(3,489)	643,000
Selling and marketing	—	1,123,380	617,580	(92,099)	1,648,861
Technology and content	—	258,516	118,406	49	376,971
General and administrative	—	151,870	105,608	313	257,791
Amortization of intangible assets	—	4,476	47,446	—	51,922
Legal reserves, occupancy tax and other	—	8,039	—	—	8,039
Restructuring and related reorganization charges	—	131	10,191	—	10,322
Intercompany (income) expense, net	—	359,846	(359,846)	—	—

Operating income (loss)	—	(39,036)	78,127	—	39,091
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	528,063	596,815	—	(1,124,878)	—
Other, net	(54,365)	27,539	577,443	—	550,617

Total other income (expense), net	473,698	624,354	577,443	(1,124,878)	550,617

Income before income taxes	473,698	585,318	655,570	(1,124,878)	589,708
Provision for income taxes	20,089	(52,471)	(97,929)	—	(130,311)

Net income	493,787	532,847	557,641	(1,124,878)	459,397
Net loss attributable to noncontrolling interests	—	—	34,390	—	34,390

Net income attributable to Expedia, Inc.	$493,787	$532,847	$592,031	$(1,124,878)	$493,787

Comprehensive income attributable to Expedia, Inc.	$481,067	$508,802	$510,878	$(1,124,878)	$375,869

(1)	Includes results of eLong through its disposal on May 22, 2015.

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$263,607	$3,512,056	$1,433,736	$(1,045,422)	$4,163,977
Investment in subsidiaries	8,043,599	1,762,251	—	(9,805,850)	—
Intangible assets, net	—	2,054,909	591,130	—	2,646,039
Goodwill	—	6,830,839	1,188,936	—	8,019,775
Other assets, net	1,982	1,524,063	392,618	(19,912)	1,898,751

TOTAL ASSETS	$8,309,188	$15,684,118	$3,606,420	$(10,871,184)	$16,728,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$845,419	$6,904,371	$742,387	$(1,045,422)	$7,446,755
Long-term debt	3,196,847	—	—	—	3,196,847
Other liabilities	—	699,331	154,767	(19,912)	834,186
Redeemable noncontrolling interests	—	—	983,832	—	983,832
Stockholders’ equity	4,266,922	8,080,416	1,725,434	(9,805,850)	4,266,922

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,309,188	$15,684,118	$3,606,420	$(10,871,184)	$16,728,542

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$230,840	$2,261,450	$1,201,064	$(717,093)	$2,976,261
Investment in subsidiaries	8,420,890	3,106,719	—	(11,527,609)	—
Intangible assets, net	—	1,974,968	818,986	—	2,793,954
Goodwill	—	5,859,457	2,133,484	—	7,992,941
Other assets, net	33	1,381,837	354,482	(13,833)	1,722,519

TOTAL ASSETS	$8,651,763	$14,584,431	$4,508,016	$(12,258,535)	$15,485,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$538,856	$5,511,639	$592,615	$(717,093)	$5,926,017
Long-term debt	3,183,140	—	—	—	3,183,140
Other liabilities	—	620,685	181,421	(13,833)	788,273
Redeemable noncontrolling interests	—	—	658,478	—	658,478
Stockholders’ equity	4,929,767	8,452,107	3,075,502	(11,527,609)	4,929,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,651,763	$14,584,431	$4,508,016	$(12,258,535)	$15,485,675

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$1,527,488	$198,609	$1,726,097

Investing activities:
Capital expenditures, including internal-use software and website development	—	(341,818)	(38,163)	(379,981)
Transfers (to) from related parties	—	(172,731)	172,731	—
Purchases of investments	—	—	(20,446)	(20,446)
Sales and maturities of investments	—	22,758	—	22,758
Other, net	—	(19,081)	2,222	(16,859)

Net cash provided by (used in) investing activities	—	(510,872)	116,344	(394,528)

Financing activities:
Payment of HomeAway Convertible Notes	—	(400,443)	—	(400,443)
Purchases of treasury stock	(328,311)	—	—	(328,311)
Withholding taxes for stock option exercises	(1,282)			(1,282)
Transfers (to) from related parties	333,702	(83,370)	(250,332)	—
Other, net	(4,109)	(3,052)	(11,292)	(18,453)

Net cash used in financing activities	—	(486,865)	(261,624)	(748,489)

Effect of exchange rate changes on cash and cash equivalents	—	21,609	15,536	37,145

Net increase in cash and cash equivalents	—	551,360	68,865	620,225
Cash and cash equivalents at beginning of the period	—	841,696	834,603	1,676,299

Cash and cash equivalents at end of the period	$—	$1,393,056	$903,468	$2,296,524

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$1,248,954	$413,077	$1,662,031
Investing activities:
Capital expenditures, including internal-use software and website development	—	(438,301)	(30,426)	(468,727)
Purchases of investments	—	(458,318)	(47,791)	(506,109)
Sales and maturities of investments	—	142,593	83,732	226,325
Acquisitions, net of cash acquired	—	(273,000)	(54,362)	(327,362)
Proceeds from sale of business, net of cash divested and disposal costs	—	—	527,212	527,212
Other, net	—	29,460	10,435	39,895

Net cash provided by (used in) investing activities	—	(997,566)	488,800	(508,766)

Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	702,348	—	—	702,348
Purchases of treasury stock	(44,925)	—	—	(44,925)
Issuance of treasury stock	22,487	—	—	22,487
Withholding taxes for stock option exercises	(85,033)	—	—	(85,033)
Transfers (to) from related parties	(675,864)	1,179,655	(503,791)	—
Other, net	80,987	(1,290)	11,466	91,163

Net cash provided by (used in) financing activities	—	1,178,365	(492,325)	686,040

Effect of exchange rate changes on cash and cash equivalents	—	(33,037)	(21,839)	(54,876)

Net increase in cash and cash equivalents	—	1,396,716	387,713	1,784,429
Cash and cash equivalents at beginning of period	—	943,976	458,724	1,402,700

Cash and cash equivalents at end of period	$—	$2,340,692	$846,437	$3,187,129

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

Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.comtm, Orbitz Worldwide, Travelocity®, Expedia® Affiliate Network (“EAN”), HomeAway, Classic Vacations®, Expedia Local Experttm, Expedia® CruiseShipCenters®, Egencia ®, Venere.com™, trivago, CarRentals.comtm and Wotif Group. In addition, many of these brands have related international points of sale, including those as part of Air Asia-Expedia. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

All percentages within this section are calculated on actual, unrounded numbers.

Trends

The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2014 and 2015 represented years of continuing improvement for the travel industry. However, geopolitical conflicts, significant fluctuations in currency values, sovereign debt issues and macroeconomic concerns are examples of events that contribute to a somewhat uncertain environment, which could have a negative impact on the travel industry in the future. In addition, unforeseen events such as natural disasters and acts of terror tend to have an immediate impact on the affected geography and beyond; however, over time, these impacts have tended to unwind themselves with travel eventually returning to normal patterns.

Online Travel

Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2015, over 50% of U.S. and European leisure, unmanaged and corporate travel expenditures occurred online. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, are lagging behind that of the United States and Europe, and are estimated to be in the range of 25% to 35%. These penetration rates have increased over the past few years, and are expected to continue growing, which has attracted many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (which The Priceline Group acquired in May 2013), trivago (in which Expedia acquired a majority ownership interest in March 2013) as well as TripAdvisor (which completed its conversion to a metasearch site in June 2013), introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools, the impact of which is currently uncertain. In addition, the increasing popularity of the “sharing economy”, accelerated by the online penetration, has had a direct impact on the travel and lodging industry. Players such as Airbnb and HomeAway (which Expedia acquired in December 2015) have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is estimated to account for approximately $100 billion of annual travel spend and expected to continue to grow as a percentage of the global accommodation market. Furthermore, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations including direct booking functionality, as well as licensing deals and proposed and actual acquisitions by companies such as Google. Finally, traditional consumer e-commerce and group buying websites have been expanding their local offerings into the travel market by adding hotel offers to their sites.

The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model saw rapid adoption in Europe. Expedia has both merchant (Expedia Collect) and agency (Hotel Collect) hotel offerings for our hotel supply partners and we expect our use of these models to continue to evolve, including through the continued expansion of our Expedia Traveler Preference (“ETP”) program, which offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay.

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

Hotel

We generate the majority of our revenue through the facilitation of hotel reservations (stand-alone and package bookings). Although our relationships with our hotel supply partners have remained broadly stable in the past few years, as part of the global rollout of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, which has negatively impacted the margin of revenue we earn per booking. In addition, as we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced and expect to continue to reduce our economics in various geographies based on local market conditions. These impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth. Additionally, increased promotional activities such as growing loyalty programs contribute to declines in revenue per room night. Lastly, currency exchange rate fluctuations have had a negative effect on unit economics due to unfavorable book-to-stay as well as translation impacts. Based on these dynamics, our average revenue per room night declined in each quarter of 2014, 2015, and for the first two quarters of 2016 and we expect it to remain under pressure in the future.

Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in average daily room rates (“ADRs”) has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry have generally increased on a currency-neutral basis in a gradually improving overall travel environment. However, U.S. dollar-denominated ADRs declined in 2015 and in the first two quarters of 2016 due to the currency translation impact. Current occupancy rates remain at record highs; however, U.S. hotel supply growth is beginning to accelerate, which may put additional pressure on ADRs. In international markets, hotel supply is being added at a faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. Companies like Airbnb have also added incremental global supply in the alternative accommodations space. In addition, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi. We have had success adding supply to our marketplace with over 307,000 properties on our global websites as of June 30, 2016. In addition, our room night growth has been healthy, with room nights excluding eLong growing 24% in 2014, 36% in 2015, and 28% in the first half of 2016. ADRs for rooms booked on Expedia sites excluding eLong increased 3% in 2014, declined 5% in 2015, and declined 2% in the first half of 2016. As a percentage of total worldwide revenue in the first half of 2016, hotel accounted for 59%.

HomeAway

With our acquisition of HomeAway and all of its brands in December 2015, we have expanded into the fast growing $100 billion alternative accommodations market. HomeAway is a leader in this market and represents an attractive growth opportunity for Expedia. As a percentage of total worldwide revenue in the first half of 2016, HomeAway accounted for 8%. In addition, HomeAway launched a traveler service fee in the United States in February 2016, and began rolling out a traveler service fee in Europe in June 2016, consistent with market practice. The fee is expected to contribute to HomeAway’s revenue growth and help fund marketing investment, programs to better protect travelers and future growth initiatives.

Air

Significant airline sector consolidation in the United States in recent years has generally resulted in lower overall capacity and higher fares, which combined with the significant declines in fuel prices led to record levels of profitability for the U.S. air carriers, further strengthening their position. However, in 2015 and for the first two quarters of 2016, there has been evidence of discounting by the U.S. carriers while currency headwinds and weaker macroeconomic trends put pressure on international results. Ticket prices on Expedia sites excluding eLong declined 11% in 2015 and 9% in the first half of 2016 as short-haul traffic and low cost carriers grew alongside increasingly competitive airline pricing. We continue to encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew.

Air ticket volumes excluding eLong increased 35% in 2015 and 49% in the first half of 2016 primarily due the acquisition of Orbitz and strong growth on Brand Expedia sites. As a percentage of total worldwide revenue in the first half of 2016, air accounted for 10%.

Advertising & Media

Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch site, in addition to Expedia Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first half of 2016, we generated a total of $377 million of advertising and media revenue representing 9% of total revenue for the first half of 2016, up from $264 million (excluding eLong) in the first half of 2015.

Growth Strategy

Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. Each Expedia technology platform is operated by a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and help customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched new global platforms for Hotels.com and Brand Expedia, enabling us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. In 2013, Expedia signed an agreement to power the technology, supply and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. The shift of Travelocity-branded sites to the Expedia technology platform was successfully completed over the course of 2014. In November 2014, Expedia completed the acquisition of Wotif Group and subsequently converted the Wotif.com site to the Expedia platform. In January 2015, we acquired the Travelocity brand and other associated assets from Sabre. The strategic marketing and other related agreements previously entered into were terminated. In September 2015, Expedia completed the acquisition of Orbitz Worldwide, including all of its brands. The migration of the Orbitz.com, CheapTickets.com and eBookers sites to the Expedia technology platform was completed in the first half of 2016, and Orbitz for Business customers were migrated to the Egencia technology platform as of July 2016. In December 2015, Expedia completed the acquisition of HomeAway, Inc., including all of its brands. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.

Global Expansion. Our Expedia, Hotels.com, Egencia, EAN, and Hotwire brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, Venere.com is an online hotel reservation specialist in Europe, eBookers offers multi-product online reservation in Europe and Wotif Group includes a leading portfolio of travel brands, including Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.com.nz and travel.com.au. Egencia, our corporate travel business, operates in 65 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. The HomeAway portfolio has vacation rental sites all around the world. We own a majority share of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. trivago continues to operate independently and rapidly grow revenue through global expansion, including aggressive expansion in new countries. In addition, we have commercial agreements in place with Ctrip and eLong in China, as well as Decolar.com, Inc. in Latin America. In the first half of 2016, approximately 35% of our worldwide gross bookings and 42% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating at least 65% of our revenue through businesses and points of sale outside of the United States.

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

New Channel Penetration. Today, the majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile/tablet applications that are receiving strong reviews and solid download trends. We believe mobile bookings via smartphones present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we have historically experienced via more traditional online booking methods. During the last few years, customers’ behaviors and preferences on tablet devices began to show differences from trends seen on smartphones. For example, the booking window on a smartphone typically is much shorter than the trend on the tablet device and historical average on a desktop or laptop. In addition, we are seeing increasing cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe in the future mobile is likely to represent an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the first half of 2016, one in four Expedia, Inc. transactions were booked globally on a mobile device.

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

Recent developments include:

•	Town of Breckenridge, Colorado Litigation. On June 8, 2016, the Town of Breckenridge filed a notice of appeal from the district court’s order on the parties’ cross motions for summary judgment, as well as the court’s prior rulings denying class certification and dismissing claims for state sales tax.

•	Village of Bedford Park, Illinois Litigation. On June 20, 2016, the Illinois federal court granted the defendant online travel companies’ motion for summary judgment as to 12 of the 13 plaintiff municipalities, finding no liability for occupancy taxes in those jurisdictions. As to the Village of Lombard, the court granted the plaintiffs’ motion, and denied the defendants’ motion.

•	Arizona Cities Litigation. On June 6, 2016, the Arizona Tax Court entered judgment. On June 21, 2016, the plaintiff cities filed a motion to amend or alter that judgment on the grounds that the court’s ruling that the online travel companies do not owe past taxes based upon prior administrative guidance should be reversed. The defendant online travel companies are opposing the motion.

•	State of Maine Litigation. On May 13, 2016, the Expedia companies, including Travelscape, Hotels.com, Hotwire and Orbitz, filed petitions for review with the Maine Superior Court from sales and use tax assessments issued by the Maine Revenue Service.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $46 million as of June 30, 2016, and $43 million as of December 31, 2015.

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

If we prevail in the litigation for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity. For additional information, including significant pay-to-play payments made by Expedia companies, see Note 13 — Commitment and Contingencies – Legal Proceedings – Pay-to-Play in the notes to the consolidated financial statements.

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

Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Gross Bookings
Core OTA	$17,182	$13,692	25%	$34,407	$26,599	29%
trivago(1)	—	—	N/A	—	—	N/A
Egencia	1,679	1,371	22%	3,335	2,737	22%
HomeAway(1)	—	—	N/A	—	—	N/A
eLong(2)	—	438	N/A	—	1,151	N/A

Total gross bookings	$18,861	$15,501	22%	$37,742	$30,487	24%

Revenue Margin
Core OTA	10.3%	10.7%		9.6%	9.9%
trivago(1)	N/A	N/A		N/A	N/A
Egencia	7.4%	7.4%		7.0%	7.3%
HomeAway(1)	N/A	N/A		N/A	N/A
eLong(2)	N/A	1.9%		N/A	3.6%
Total revenue margin	11.6%	10.7%		10.9%	10.0%

(1)	trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. In addition, gross bookings from HomeAway, our newly acquired online marketplace for the vacation rental industry, are also excluded from the above total gross bookings. However, third-party revenue from trivago and HomeAway is included in revenue used to calculate total revenue margin.
(2)	Includes results for eLong through its disposal on May 22, 2015.

The increase in worldwide gross bookings for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was primarily driven by 16% and 19% of inorganic impact from acquisitions, as well as growth in the Core OTA segment, including growth at Brand Expedia and Hotels.com.

The increase in revenue margin for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was primarily due to the inclusion of HomeAway revenue without the additional gross bookings as well as a favorable impact of lower air ticket prices. These impacts were partially offset by the inclusion of a higher share of lower margin air gross bookings with the acquisition of Orbitz and lower revenue per room night.

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

On September 17, 2015, we completed our acquisition of Orbitz. Orbitz was consolidated into our results of operations starting on the acquisition date and, during the first half of 2016, we have recognized approximately $383 million in revenue and approximately $22 million in operating losses, including amortization of intangible assets, restructuring charges, stock-based compensation as well as fees related to the acquisition.

On December 15, 2015, we completed our acquisition of HomeAway. HomeAway was consolidated into our results of operations starting on the acquisition date and, during the first half of 2016, we have recognized approximately $314 million in revenue and approximately $57 million in operating losses, including amortization of intangible assets, stock-based compensation charges including amounts related to restructuring activities as well as fees related to the acquisition.

Revenue

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Core OTA	$1,765	$1,463	21%	$3,305	$2,633	26%
trivago (Third-party revenue)	134	90	50%	247	162	52%
Egencia	125	102	23%	234	199	18%
HomeAway	172	—	N/A	314	—	N/A
eLong	—	8	N/A	—	42	N/A

Total revenue	$2,196	$1,663	32%	$4,100	$3,036	35%

Revenue increased for the three and six months ended June 30, 2016, compared to the same periods in 2015, primarily driven by 22% and 24% of inorganic impact from acquisitions, growth in the Core OTA segment, including growth at Brand Expedia and Hotels.com, as well as growth at trivago.

Worldwide hotel revenue increased 14% and 17% (14% and 19% excluding eLong) for the three and six months ended June 30, 2016, compared to the same periods in 2015. The increases were primarily due to a 6% and 8% (20% and 28% excluding eLong) increase in room nights stayed driven by the inorganic impact of acquisitions as well as organic growth at Hotels.com and Brand Expedia as well as a 7% and 8% increase (5% and 7% decrease excluding eLong) in revenue per room night. Revenue per room night excluding eLong decreased primarily due to margin reductions aimed at expanding the size and availability of Expedia’s global hotel supply portfolio as well as increased promotional activities such as growing loyalty programs. Revenue per room night is expected to continue to decrease year-over-year in 2016. Absent impacts due to the sale of eLong, ADRs decreased 1% and 2% year-over-year in the three and six months ended June 30, 2016, primarily due to an unfavorable foreign exchange translation impact. Acquisitions added approximately 8% and 10% of inorganic hotel revenue growth for the three and six months ended June 30, 2016 compared to the prior year and 7% and 8% of room night growth for the same periods.

Worldwide air revenue increased 48% and 49% (50% and 52% excluding eLong) for the three and six months ended June 30, 2016, compared to the same periods in 2015, due to a 40% and 41% (45% and 49% excluding eLong) increase in air tickets sold augmented by a 5% and 6% increase (3% and 2% excluding eLong) in revenue per ticket. Acquisitions added approximately 35% and 41% of inorganic air revenue growth for the three and six months ended June 30, 2016 compared to the prior year and 30% and 33% of air ticket growth for the same periods.

The remaining worldwide revenue, other than hotel and air discussed above, which includes advertising and media, car rental, destination services, fees related to our corporate travel business and HomeAway revenue, increased by 85% and 84% for the three and six months ended June 30, 2016, compared to the same periods in 2015, primarily due to the acquisition of HomeAway and strong growth in advertising and media revenue as well as growth in our travel insurance and car rental products including an inorganic contribution from Orbitz.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$1,210	$1,061	14%	$2,275	$1,938	17%
Agency	612	459	33%	1,134	833	36%
Advertising and media(1)	202	143	42%	377	265	42%
HomeAway	172	—	N/A	314	—	N/A

Total revenue	$2,196	$1,663	32%	$4,100	$3,036	35%

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.

Merchant revenue increased for the three months and six months ended June 30, 2016, compared to the same periods in 2015, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.

Agency revenue increased for the three and six months ended June 30, 2016, compared to the same periods in 2015, primarily due to the growth in agency hotel and agency air.

Advertising and media revenue increased for the three and six months ended June 30, 2016, compared to the same periods in 2015, primarily due to continued growth in revenue at trivago and Expedia Media Solutions.

Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Customer operations	$190	$137	38%	$370	$273	35%
Credit card processing	127	113	12%	261	225	16%
Data center and other	89	71	26%	178	145	23%

Total cost of revenue(1)	$406	$321	27%	$809	$643	26%

% of revenue	18.5%	19.3%		19.7%	21.2%
(1) Includes the following eLong amounts	$—	$12	N/A	$—	$37	N/A

Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, fraud and chargebacks, and (3) other costs, primarily including data center costs to support our websites, supplier operations, destination supply, certain pre-purchased hotel supply at eLong (in the three and six months ended June 30, 2015) and stock-based compensation.

During the three and six months ended June 30, 2016, the increase in cost of revenue expense as compared to the same periods in 2015 was driven by $53 million and $97 million of increased customer operations expenses, $14 million and $36 million of higher net credit card processing costs related to growth of our merchant bookings, as well as $18 million and $33 million of higher data center and other costs, partially offset by the elimination of pre-purchased hotel supply costs due to the disposal of eLong. Acquisitions added approximately 21% and 23% of inorganic growth for the three and six months ended June 30, 2016.

Selling and Marketing

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Direct costs	$928	$727	28%	$1,769	$1,338	32%
Indirect costs	227	158	43%	425	311	37%

Total selling and marketing(1)	$1,155	$885	30%	$2,194	$1,649	33%

% of revenue	52.6%	53.3%		53.5%	54.3%
(1) Includes the following eLong amounts	$—	$20	N/A	$—	$54	N/A

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

Selling and marketing expenses increased $270 million and $545 million during the three and six months ended June 30, 2016, compared to the same periods in 2015, driven by increases of $201 million and $431 million of direct costs, including online and offline marketing expenses. Brand Expedia and trivago as well as the added costs from our acquisitions of Orbitz and HomeAway accounted for the majority of the total direct cost increase. In addition, higher indirect costs of $69 million and $114 million also contributed to the increase and were driven by the additional personnel due to an accelerated pace of hiring in the lodging supply organization and additional headcount at HomeAway and Orbitz as well as higher stock-based compensation of $19 million for both the three and six month periods, including amounts related to the trivago employee stock option plan as described in Note 7 – Redeemable Noncontrolling Interests. Acquisitions added approximately 16% and 19% of inorganic growth for the three and six months ended June 30, 2016.

Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$156	$96	63%	$318	$198	61%
Depreciation and amortization of technology assets	88	63	40%	168	122	38%
Other	74	28	164%	123	57	115%

Total technology and content(1)	$318	$187	70%	$609	$377	62%

% of revenue	14.5%	11.2%		14.9%	12.4%
(1) Includes the following eLong amounts	$—	$5	N/A	$—	11	N/A

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

Technology and content expense increased $131 million and $232 million during the three and six months ended June 30, 2016, compared to the same periods in 2015, primarily due to increased personnel and overhead costs of $60 million and $120 million for additional personnel to support key technology projects at Brand Expedia and in our corporate technology function as well as the addition of HomeAway personnel and overhead costs. Depreciation and amortization of technology assets also increased $25 million and $46 million period over period. In addition, stock-based compensation increased $23 million and $27 million period over period, including amounts related to trivago. Acquisitions added approximately 23% and 24% of inorganic growth for the three and six months ended June 30, 2016.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$106	$80	31%	$203	$151	35%
Professional fees and other	87	61	42%	136	107	26%

Total general and administrative(1)	$193	$141	36%	$339	$258	31%

% of revenue	8.8%	8.5%		8.3%	8.5%
(1) Includes the following eLong amounts	$—	$16	N/A	$—	$23	N/A

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

General and administrative expense increased $52 million and $81 million during the three and six months ended June 30, 2016, compared to the same periods in 2015, due primarily to higher personnel and overhead expenses of $26 million and $52 million due to personnel growth. In addition, stock-based compensation increased $15 million and $18 million period over period, which included increases related to trivago that were partially offset by absence of eLong related stock-based compensation in the current periods. Acquisitions added approximately 15% of inorganic growth for both the three and six months ended June 30, 2016.

Amortization of Intangible Assets

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$84	$27	213%	174	52	235%
% of revenue	3.8%	1.6%		4.2%	1.7%

Amortization of intangible assets increased $57 million and $122 million during the three and six months ended June 30, 2016, compared to the same periods in 2015, primarily due to amortization related to recent acquisitions, including Orbitz and HomeAway.

Legal Reserves, Occupancy Tax and Other

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$4	$6	(21%)	6	8	(21%)
% of revenue	0.2%	0.3%		0.2%	0.3%

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

Restructuring and Related Reorganization Charges

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Restructuring and related reorganization charges	$10	$6	74%	40	10	284%
% of revenue	0.4%	0.3%		1.0%	0.3%

In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to previously disclosed acquisitions, we recognized $10 million and $40 million in restructuring and related reorganization charges during the three and six months ended June 30, 2016 compared to $6 million and $10 million during the three and six months ended June 30, 2015. Based on current plans, which are subject to change, we expect up to $15 million of additional restructuring charges for the remainder of 2016 (for total 2016 charges of up to $55 million), but these could be higher should we make additional decisions throughout the year and estimates do not include any possible future acquisition integrations. For additional information, see Note 10—Restructuring and Related Reorganization Charges in the notes to the consolidated financial statements.

Operating Income (Loss)

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Operating income (loss)	$26	$90	(72%)	(72)	39	(283%)
% of revenue	1.2%	5.4%		(1.7%)	1.3%

Operating income decreased for the three months ended June 30, 2016, compared to the same period in 2015, and changed from operating income of $39 million for the six months ended June 30, 2015 to an operating loss of $72 million for the same period in 2016 primarily due to increased costs and expenses for both periods, including growth in technology and content expense in excess of revenue growth as well as higher amortization of intangible assets.

Included in our consolidated operating income for the three and six months ended June 30, 2015 was operating losses for eLong through its disposition date of May 22, 2015 of $45 million and $86 million.

Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Interest income	$5	$5	6%	9	10	(17%)
Interest expense	(43)	(29)	51%	(87)	(57)	54%

Interest expense increased for the three and six months ended June 30, 2016, compared to the same periods in 2015, primarily as a result of additional interest on the Euro 650 million of senior unsecured notes issued in June 2015 and the $750 million senior unsecured notes issued in December 2015.

Gain on Sale of Business

On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong, Inc. for approximately $671 million to several purchasers, including Ctrip. As a result of the sale, we recognized a pre-tax gain of $509 million ($395 million after tax) during the second quarter of 2015. For additional information, see Note 4—Disposition of Business in the notes to the consolidated financial statements.

Other, Net

Other, net changed from a loss of $17 million for the three months ended June 30, 2015 primarily related to foreign exchange losses to income of less than $1 million for the three months ended June 30, 2016.

Other, net changed from income of $88 million for the six months ended June 30, 2015 to a loss of $28 million for the six months ended June 30, 2016. During the six months ended June 30, 2015, in conjunction with the acquisition of additional interest in one of our equity method investments, we remeasured our previously held equity interest to fair value and recognized a gain of $77 million in other, net. During the six months ended June 30, 2016, other, net was primarily composed of foreign exchange rate losses.

Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$(18)	$131	(114%)	(76)	130	(158%)
Effective tax rate	149.3%	23.5%		42.4%	22.1%

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items.

Our effective tax rate was 149.3% and 23.5% for the three months ended June 30, 2016 and 2015, and 42.4% and 22.1% for the six months ended June 30, 2016 and 2015. The effective tax rate for the three months ended June 30, 2016 was a tax benefit measured against a book loss, and was driven by discrete income tax items including the recognition of excess tax benefits related to share-based payments resulting from the adoption of new accounting guidance for share-based payments as of January 1, 2016. The effective tax rate for the three months ended June 30, 2015 was primarily related to the sale of eLong.

The effective tax rate for the six months ended June 30, 2016 was a tax benefit measured against a book loss, and was due to discrete income tax items including release of a valuation allowance for net operating losses in the first quarter of 2016, as well as recognition of excess tax benefits related to share-based payments resulting from the adoption of new accounting guidance for share-based payments as of January 1, 2016. The effective tax rate for the six months ended June 30, 2015 was also primarily related to the sale of eLong.

Financial Position, Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $2.3 billion and $1.7 billion at June 30, 2016 and December 31, 2015, including $853 million and $645 million of cash and short-term investment balances held in wholly-owned foreign subsidiaries, (which includes $588 million and $441 million related to earnings indefinitely invested outside the United States) as well as $74 million and $72 million of majority-owned subsidiaries, which is also indefinitely invested outside the United States; and our $1.5 billion revolving credit facility, which is essentially untapped.

The revolving credit facility, which was amended in the first quarter of 2016 to increase borrowing capacity to $1.5 billion, extend the expiration to February 2021 and provide more favorable fees (as disclosed herein), bears interest based on the Company’s credit ratings with the applicable interest rate on drawn amounts was LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts was 17.5 basis points as of June 30, 2016.

Our credit ratings are periodically reviewed by rating agencies. As of June 30, 2016, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.

As of June 30, 2016, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $500 million in registered senior unsecured notes due in August 2018 that bear interest at 7.456%, $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%, Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5% and $750 million of senior unsecured notes due in February 2026 that bear interest at 5.0%.

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

As of June 30, 2016, we had a deficit in our working capital of $3.3 billion, compared to a deficit of $2.9 billion as of December 31, 2015. The change in deficit is primarily due to use of cash for financing and investing activities, including share repurchases.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Our capital expenditures for full year 2016 are expected to be broadly in line with 2015 spending levels and are expected to include approximately $40 million related to the build out of our new corporate headquarters. The build out will continue through 2019 with more significant spend related to the project occurring in 2017 and 2018.

Our cash flows are as follows:

	Six months ended June 30,
	2016	2015	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$1,726	$1,662	$64
Investing activities	(395)	(509)	114
Financing activities	(748)	686	(1,434)
Effect of foreign exchange rate changes on cash and cash equivalents	37	(55)	92

For the six months ended June 30, 2016, net cash provided by operating activities increased by $64 million primarily due to higher operating income after adjusting for impacts of depreciation and amortization, partially offset by decreased benefits from working capital adjustments.

For the six months ended June 30, 2016, cash used in investing activities decreased by $114 million primarily due to a decrease of cash used for acquisitions of $327 million, lower net purchases of investments of $282 million and lower capital expenditures of $89 million as prior year included amounts paid for our new corporate headquarters, partially offset by net proceeds from the sale of eLong of $527 million received in the prior year.

For the six months ended June 30, 2016, cash used in financing activities primarily included the repayment of $400 million of HomeAway Convertible Notes, cash paid to acquire shares of $328 million, including the repurchased shares under the authorizations discussed below, and $72 million cash dividend payment, partially offset by $70 million of proceeds from the exercise of options and employee stock purchase plans. For the six months ended June 30, 2015, cash provided by financing activities primarily included $702 million of net proceeds for the issuance of 2.5% Notes in June 2015, $82 million of proceeds from the exercise of options and employee stock purchase plans as well as the issuance of treasury stock and $69 million in excess tax benefit on equity awards, of which approximately $47 million related to the excess tax benefit associated with the stock options exercised by our Chairman and Senior Executive. These financing inflows were offset in part by $85 million of withholding taxes for stock option exercises paid on behalf of our Chairman and Senior Executive in exchange for surrendering a portion of his vested shares, which were concurrently cancelled, as well as cash paid to acquire shares of $45 million under the repurchase authorizations discussed below, and $46 million cash dividend payments.

In 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million shares of our common stock. During the six months ended June 30, 2016 and 2015, we repurchased, through open market transactions, 2.9 million and 0.5 million shares under these authorization for a total cost of $312 million and $45 million, excluding transaction costs. As of June 30, 2016, 8.3 million shares remain authorized for repurchase under these authorizations with no fixed termination date for the repurchases.

In the first six months of 2016 and 2015, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Six months ended June 30, 2016
February 8, 2016	$0.24	March 10, 2016	$36,174	March 30, 2016
April 26, 2016	0.24	May 26, 2016	35,773	June 16, 2016

Six months ended June 30, 2015
February 4, 2015	$0.18	March 10, 2015	$22,895	March 26, 2015
April 29, 2015	0.18	May 28, 2015	23,096	June 18, 2015

In addition, in July 2016, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.26 per share of outstanding common stock payable on September 15, 2016 to stockholders of record as of the close of business on August 25, 2016. Future declarations of dividends are subject to final determination by our Board of Directors.

In connection with the acquisition of our majority ownership interest in trivago in 2013, we entered into a shareholders agreement with trivago’s founders that contains certain put/call rights whereby we may cause the founders to sell to us, and the founders may cause us to acquire from them, up to 50% and 100% of the trivago shares held by them at fair value during two windows. The first window would have closed during the first half of 2016. However, during the second quarter of 2016, we and the founders agreed not to exercise our respective put/call rights during that window and instead to postpone the window while the parties explore the feasibility of an initial public offering of trivago shares. Under the parties’ agreement, the first window will reopen on March 31, 2017 or early if the parties abandon an initial public offering before then. We do not presently anticipate that we would sell any of our trivago shares in any such initial public offering, should it occur, and there are no guarantees an initial public offering will be pursued or be successful. The redeemable noncontrolling interest balance also includes a nominal amount of vested stock options held by other employees of trivago which are puttable and callable to Expedia at fair value in 2018 and 2020.

The effect of foreign exchange on our cash balances denominated in foreign currency for the six months ended June 30, 2016, compared to the same period in 2015, showed a net change of $92 million reflecting appreciations in foreign currencies in the current year period compared to depreciations the prior year period.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December, 31, 2015. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of June 30, 2016 or December 31, 2015.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

There has been no material changes in our market risk during the three and six months ended June 30, 2016. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below regarding the acquisitions of Orbitz and HomeAway.

On September 17, 2015, we acquired Orbitz and, on December 15, 2015, we acquired HomeAway. Orbitz and HomeAway on a combined basis represented approximately 5% of our consolidated total assets (excluding goodwill and acquired intangible assets) as of both June 30, 2016 and December 31, 2015, and 17% and 3% of our consolidated revenue for the six months ended June 30, 2016 and the year ended December 31, 2015. Both Orbitz and HomeAway had existing systems of internal controls over financial reporting in compliance with the Sarbanes-Oxley Act of 2002, the components of which will be maintained or naturally integrated into our system of internal controls over financial reporting commensurate with the level of operational and technology integration of each company. We are in the process of documenting and testing those controls at each company that we expect to be maintained and plan to incorporate the companies in our evaluation of internal controls over financial reporting during 2016. As permitted by the Securities and Exchange Commission’s guidance on newly acquired entities, management’s assessment and conclusion on the effectiveness of the Expedia’s disclosure controls and procedures as of June 30, 2016 excluded an assessment of the internal control over financial reporting of HomeAway, and those components of Orbitz not integrated as of June 30, 2016.

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

Litigation Relating to Hotel Occupancy Taxes

Actions Filed by Individual States, Cities and Counties

City of San Antonio, Texas Litigation. In May 2016, the parties filed notices of appeal to the U.S. Fifth Circuit Court of Appeals. On July 25, 2016, the plaintiffs filed a request for attorneys’ fees.

Nassau County, New York Litigation. On June 30, 2016, the defendant online travel companies and a group of additional proposed intervening taxing jurisdictions—the Counties of Chautauqua, Oswego, Steuben, Westchester, and the City of Saratoga Springs—filed a stipulation with the Supreme Court, Nassau County, consenting to the addition of these entities as Intervenor-Plaintiffs in the lawsuit and agreeing that these Intervenor-Plaintiffs will be bound by the disposition of the defendants’ appeal from the Supreme Court’s February 23, 2016 Order granting a motion by Erie County, Orange County, Rensselaer County, and Saratoga County to intervene in the action as Plaintiffs, which was subsequently agreed to and signed by the court on July 20, 2016. The defendants filed their notice of appeal from the February 23, 2016 Order on April 26, 2016.

State of Montana Litigation. On June 27, 2016, the Expedia companies, including Orbitz, reached a settlement with the State of Montana.

Town of Breckenridge, Colorado Litigation. On June 8, 2016, the Town of Breckenridge filed a notice of appeal from the court’s order on the parties’ cross motions for summary judgment, as well as the court’s prior rulings denying class certification and dismissing claims for state sales tax.

State of Kentucky Litigation. On April 20, 2016, the Kentucky state court clarified its earlier order by granting the defendant online travel companies’ motion for summary judgment as to the plaintiff’s common law claims.

Village of Bedford Park, Illinois Litigation. On June 20, 2016, the Illinois state court granted the defendant online travel companies’ motion for summary judgment as to 12 of the 13 plaintiff municipalities, finding no liability for occupancy taxes in those jurisdictions. As to the Village of Lombard, the court granted the plaintiffs’ motion, and denied the defendants’ motion.

Arizona Cities Litigation. On June 6, 2016, the Arizona Tax Court entered judgment. On June 21, 2016, the plaintiff cities filed a motion to amend or alter that judgment on the grounds that the court’s ruling that the online travel companies do not owe past taxes based upon prior administrative guidance should be reversed. The defendant online travel companies are opposing the motion.

Village of Matteson, Illinois Litigation. On June 14, 2016, the Illinois state court heard oral argument on the defendant online travel companies’ motion to dismiss plaintiffs’ common law claims.

Actions Filed by Expedia

State of Maine Litigation. In 2015, the Maine Revenue Services assessed the Expedia Companies, including Travelscape, Hotels.com, Hotwire, and Orbitz for sales and use taxes. The Expedia Companies’ requests for redetermination of the assessments were declined. On May 13, 2016, the Expedia Companies filed their petitions for review of the assessments with the Maine Superior Court.

Part II. Item 1. Legal Proceedings

Other Legal Proceedings

HomeAway Legal Proceedings

Putative Class Action Litigation. On March 15, 2016, a putative class action suit was filed against HomeAway.com, Inc. related to its recent implementation of a service fee. Arnold v. HomeAway.com, Inc., Case No. 1-16-cv-00374 (U.S. District Court, Western District of Texas). The putative class is comprised of homeowners that list their properties on HomeAway’s websites. The complaint asserts claims against HomeAway for breach of contract, breach of the duty of good faith and fair dealing, fraud, fraudulent concealment, and violations of the Texas Deceptive Trade Practices Act, the California Consumer Legal Remedies Act, and the California Unfair Competition Law. On April 15, 2016, a similar putative class action suit was filed against HomeAway.com, Inc., which also related to the implementation of a service fee. Seim v. HomeAway, Inc., Case No. 1:16-cv-00479 (U.S. District Court, Western District of Texas). The putative class is comprised of homeowners that list their properties on HomeAway’s websites. The complaint asserts claims against HomeAway for breach of contract, breach of the duty of good faith and fair dealing, fraud, fraudulent concealment, unjust enrichment, and violations of the Texas Deceptive Trade Practices Act, the Kentucky Consumer Protection Act, and other state consumer protection statutes. On June 23, 2016, a similar putative class action was filed against HomeAway.com, Inc., also relating to the implementation of a service fee. Brickman v. HomeAway, Inc., Case No. 1:16-cv-00733 (U.S. District Court, Western District of Texas). The putative class is comprised of homeowners from nine different states that list their properties on HomeAway’s websites. The complaint asserts claims against HomeAway for breach of contract, breach of the duty of good faith and fair dealing, fraud, fraudulent concealment, unjust enrichment, restitution, and violations of various state consumer protection statutes.

Portland, Oregon HomeAway Litigation. On June 7, 2016, the federal district court issued an order granting the HomeAway defendants’ motion to dismiss and dismissed all of the plaintiff city’s claims, some with prejudice and some without.

HRC of San Francisco Litigation. On February 2, 2015, the Housing Rights Committee of San Francisco (“HRC”) and two individuals filed a lawsuit against HomeAway, Inc. alleging that HomeAway is liable for violations of Chapters 41 and 41A of the San Francisco Administrative Code, for allegedly renting, offering to rent, or allowing rentals of those properties. Housing Rights Committee of San Francisco v. HomeAway, Inc., Case No. CGC-15-543932 (Superior Court of the County of San Francisco, California). The plaintiffs also alleged claims that HomeAway “aids and abets” violations of the ordinances, violates California’s Unfair Competition Law, causes public and private nuisances, and breaches a landlord’s covenant of quiet enjoyment. On April 12, 2015, HomeAway demurred to the Complaint. HRC did not oppose the demurrer, but instead filed an Amended Complaint. HRC was the sole plaintiff in the Amended Complaint. In response to this Amended Complaint, HomeAway again filed a demurrer, which the trial court sustained. HRC then appealed to the California Court of Appeals.

Palm Beach, Florida Litigation. On January 28, 2014, Palm Beach County filed a lawsuit against HomeAway seeking a declaration that tourist development taxes are owed on amounts collected by HomeAway for vacation rentals of private homes in Palm Beach County. Anne Gannon v. Airbnb, Inc., et al., Case No. 502014CA000428XXXXMBAO (Circuit Court, 15th Judicial District, Palm Beach County, Florida). Palm Beach also seeks an order requiring HomeAway to register as a dealer of transient accommodations. HomeAway responded by filing a motion for judgment on the pleadings, which the court denied on November 5, 2015.

Part II. Item 1. Legal Proceedings

San Francisco, California Litigation. On July 12, 2016, HomeAway intervened in a pending lawsuit against the City and County of San Francisco requesting a declaration that certain amendments to San Francisco’s administrative code violate the Communications Decency Act of 1996, the First and Fourteenth Amendments of the U.S. Constitution, and the Stored Communications Act. Airbnb and HomeAway.com, Inc. v. City and County of San Francisco, Case No. 3:16-cv-03615 (U.S. District Court, Northern District of California). HomeAway also seeks to enjoin enforcement of these amendments. There is currently pending a motion by San Francisco to stay the case until it adopts new amendments to its administrative code.

Hotel Booking Practices Proceedings and Litigation.

For a discussion of certain matters related to hotel booking practices, see Note 13 – Commitments and Contingencies – Legal Proceedings – Matters Relating to Hotel Booking Practices in the notes to consolidated financial statements.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

During 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. A summary of the repurchase activity for the second quarter of 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
April 1-30, 2016	1,215	$106.32	1,215	8,340
May 1-31, 2016	—	—	—	8,340
June 1-30, 2016	—	—	—	8,340

Total	1,215	$106.32	1,215

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	X

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

July 28, 2016	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer