Form 10-Q
period 2016-09-30
Expedia, Inc.
filed 2016-10-28
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of October 14, 2016 was:

Common stock, $0.0001 par value per share	137,229,893	shares
Class B common stock, $0.0001 par value per share	12,799,999	shares

Expedia, Inc.
Form 10-Q
For the Quarter Ended September 30, 2016

Part I. Item 1. Consolidated Financial Statements
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenue	$2,580,905	$1,937,753	$6,680,735	$4,973,750
Costs and expenses:
Cost of revenue (1)	416,907	328,066	1,225,857	971,066
Selling and marketing (1)	1,204,521	943,289	3,398,862	2,592,150
Technology and content (1)	301,446	202,703	910,921	579,674
General and administrative (1)	165,829	130,168	504,395	387,959
Amortization of intangible assets	77,080	31,400	251,260	83,322
Legal reserves, occupancy tax and other	22,332	(114,550)	28,650	(106,511)
Restructuring and related reorganization charges (1)	6,638	71,679	46,274	82,001
Operating income	386,152	344,998	314,516	384,089
Other income (expense):
Interest income	5,827	4,165	14,349	14,403
Interest expense	(43,374)	(33,259)	(130,273)	(89,768)
Gain on sale of business	—	—	—	508,810
Other, net	(9,050)	26,283	(37,118)	114,361
Total other income (expense), net	(46,597)	(2,811)	(153,042)	547,806
Income before income taxes	339,555	342,187	161,474	931,895
Provision for income taxes	(60,627)	(65,950)	14,929	(196,261)
Net income	278,928	276,237	176,403	735,634
Net loss attributable to noncontrolling interests	403	6,979	25,988	41,369
Net income attributable to Expedia, Inc.	$279,331	$283,216	$202,391	$777,003

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.86	$2.18	$1.35	$6.03
Diluted	1.81	2.12	1.31	5.86
Shares used in computing earnings per share:
Basic	150,239	129,989	150,281	128,822
Diluted	154,236	133,417	154,332	132,602

Dividends declared per common share	$0.26	$0.24	$0.74	$0.60
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$3,476	$1,112	$8,768	$3,586
Selling and marketing	4,876	10,558	37,372	23,890
Technology and content	11,556	7,062	50,997	19,405
General and administrative	27,308	15,694	87,775	57,925
Restructuring and related reorganization charges	1,047	29,230	12,690	29,230
See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$278,928	$276,237	$176,403	$735,634
Other comprehensive loss, net of tax
Currency translation adjustments, net of tax(1)	(4,964)	(27,579)	(14,269)	(139,732)
Net reclassification of foreign currency translation adjustments into total other income (expense), net	—	—	—	(43,183)
Unrealized gains (losses) on available for sale securities, net of tax(2)	(153)	31	347	231
Other comprehensive loss, net of tax	(5,117)	(27,548)	(13,922)	(182,684)
Comprehensive income	273,811	248,689	162,481	552,950
Less: Comprehensive income (loss) attributable to noncontrolling interests	2,026	(6,972)	(17,692)	(78,580)
Comprehensive income attributable to Expedia, Inc.	$271,785	$255,661	$180,173	$631,530

(1)
Currency translation adjustments include a tax benefits of $2 million and $7 million for the three and nine months ended September 30, 2016 associated with net investment hedges and $1 million and $8 million tax benefit for the three and nine months ended September 30, 2015.

(2)	Net gains (losses) recognized and reclassified during the three and nine months ended September 30, 2016 and 2015 were immaterial.
See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,844,475	$1,676,299
Restricted cash and cash equivalents	18,424	11,324
Short-term investments	45,681	33,739
Accounts receivable, net of allowance of $24,791 and $27,035	1,383,774	1,082,406
Income taxes receivable	42,041	13,805
Prepaid expenses and other current assets	285,899	158,688
Total current assets	3,620,294	2,976,261
Property and equipment, net	1,339,621	1,064,259
Long-term investments and other assets	558,311	642,802
Deferred income taxes	12,721	15,458
Intangible assets, net	2,573,640	2,793,954
Goodwill	8,027,179	7,992,941
TOTAL ASSETS	$16,131,766	$15,485,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,488,108	$1,329,870
Accounts payable, other	653,539	485,557
Deferred merchant bookings	3,080,221	2,337,037
Deferred revenue	299,291	235,809
Income taxes payable	61,224	68,019
Accrued expenses and other current liabilities	1,037,055	1,469,725
Total current liabilities	6,619,438	5,926,017
Long-term debt	3,204,210	3,183,140
Deferred income taxes	417,886	473,841
Other long-term liabilities	358,640	314,432
Commitments and contingencies
Redeemable noncontrolling interests	1,578,964	658,478
Stockholders’ equity:
Common stock $.0001 par value	22	22
Authorized shares: 1,600,000
Shares issued: 223,484 and 220,383
Shares outstanding: 137,155 and 137,459
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	8,614,478	8,696,508
Treasury stock - Common stock, at cost	(4,421,633)	(4,054,909)
Shares: 86,329 and 82,924
Retained earnings	—	507,666
Accumulated other comprehensive income (loss)	(307,112)	(284,894)
Total Expedia, Inc. stockholders’ equity	3,885,756	4,864,394
Non-redeemable noncontrolling interests	66,872	65,373
Total stockholders’ equity	3,952,628	4,929,767
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,131,766	$15,485,675
See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Operating activities:
Net income	$176,403	$735,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	344,833	240,878
Amortization of stock-based compensation	197,602	134,036
Amortization of intangible assets	251,260	83,322
Deferred income taxes	(66,050)	(42,628)
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	(16,508)	75,289
Realized (gain) loss on foreign currency forwards	34,515	(39,975)
Gain on sale of business	—	(508,810)
Noncontrolling interest basis adjustment	—	(77,400)
Other	(7,015)	15,237
Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	(297,258)	(381,618)
Prepaid expenses and other assets	(51,995)	27,183
Accounts payable, merchant	158,453	202,883
Accounts payable, other, accrued expenses and other current liabilities	91,221	233,350
Tax payable/receivable, net	(57,521)	64,897
Deferred merchant bookings	722,768	772,787
Deferred revenue	62,970	6,461
Net cash provided by operating activities	1,543,678	1,541,526
Investing activities:
Capital expenditures, including internal-use software and website development	(567,044)	(625,439)
Purchases of investments	(20,446)	(512,329)
Sales and maturities of investments	31,637	392,271
Net settlement of foreign currency forwards	(34,515)	39,975
Acquisitions, net of cash acquired	(777)	(1,933,821)
Proceeds from sale of business, net of cash divested and disposal costs	—	523,882
Other, net	2,222	11,665
Net cash used in investing activities	(588,923)	(2,103,796)
Financing activities:
Payment of HomeAway Convertible Notes	(401,424)	—
Proceeds from issuance of long-term debt, net of issuance costs	(1,792)	700,454
Purchases of treasury stock	(366,723)	(48,694)
Proceeds from issuance of treasury stock	—	22,575
Payment of dividends to stockholders	(111,009)	(77,173)
Proceeds from exercise of equity awards and employee stock purchase plan	103,760	83,298
Excess tax benefit on equity awards	—	85,463
Withholding taxes for stock option exercises	(1,282)	(85,033)
Other, net	(36,827)	43,918
Net cash provided by (used in) financing activities	(815,297)	724,808
Effect of exchange rate changes on cash and cash equivalents	28,718	(109,899)
Net increase in cash and cash equivalents	168,176	52,639
Cash and cash equivalents at beginning of period	1,676,299	1,402,700
Cash and cash equivalents at end of period	$1,844,475	$1,455,339
Supplemental cash flow information
Cash paid for interest	$152,008	$106,444
Income tax payments, net	103,901	87,708
See accompanying notes.

Notes to Consolidated Financial Statements
September 30, 2016
(Unaudited)
Note 1 – Basis of Presentation
Description of Business
Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.comTM, Travelocity®, Expedia® Affiliate Network, Classic Vacations®, Expedia Local Expert®, Egencia®, Expedia® CruiseShipCenters®, Venere.comTM, trivago®, CarRentals.comTM, Wotif Group, Orbitz Worldwide (“Orbitz”) acquired in September 2015, HomeAway® acquired in December 2015, and eLongTM through its sale on May 22, 2015. In addition, many of these brands have related international points of sale, including those as part of AirAsia-Expedia upon our acquisition of a controlling interest in March 2015. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
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

Notes to Consolidated Financial Statements – (Continued)

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
Adoption of the new guidance resulted in the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital of $10 million and $27 million for the three and nine months ended September 30, 2016.
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

Notes to Consolidated Financial Statements – (Continued)

and should be applied using a modified retrospective approach. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.
In August 2016, the FASB issued new guidance related to the statement of cash flows which clarifies how companies present and classify certain cash receipts and cash payments. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.
Note 3 – Acquisitions and Other Investments
For our acquisition of HomeAway in December 2015, the purchase price allocation remains preliminary and subject to revision while we accumulate all relevant information regarding the fair values of the net assets acquired. The final allocation may include changes to the acquisition date fair value of goodwill and deferred taxes as well as operating assets and liabilities. During the first nine months of 2016, there were no adjustments made to the HomeAway purchase price allocation that materially impacted the consolidated balance sheet or current period earnings.
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
The purchase consideration consisted primarily of $1.4 billion in cash, or $12 per share for all shares of Orbitz common stock outstanding as of the purchase date, as well as the settlement of $432 million of pre-existing Orbitz debt at the closing of the acquisition. Purchase consideration also included $17 million for the portion of certain unvested employee restricted stock unit awards of Orbitz attributable to pre-combination services, which were replaced with Expedia awards in conjunction with the acquisition and measured at fair value on the acquisition date. The fair value for the portion of these awards, attributable to post combination services was $49 million, net of estimated forfeitures, of which $34 million was recognized during 2015.
The following summarizes the allocation of the final purchase price for Orbitz, in thousands:

Cash consideration for shares	$1,362,362
Repayment of Orbitz debt	432,231
Replacement restricted stock units attributable to pre-acquisition service	16,717
Other consideration	2,214
Total purchase consideration	$1,813,524

Cash	$194,515
Accounts receivable, net(1)	150,187
Other current assets	33,727
Long-term assets	114,800
Intangible assets with definite lives(2)	515,003
Intangible assets with indefinite lives(3)	166,800
Goodwill	1,454,335
Current liabilities	(636,169)
Other long-term liabilities	(54,599)
Deferred tax liabilities, net	(125,075)
Total	$1,813,524

(1)	Gross accounts receivable was $157 million, of which $7 million was estimated to be uncollectible.

(2)
Acquired definite-lived intangible assets primarily consist of customer relationship assets, developed technology assets and partner relationship assets with estimated useful lives ranging from less than one to ten years with a weighted average life of 6.03 years.

(3)	Acquired indefinite-lived intangible assets primarily consist of trade names and trademarks.
The allocation of the purchase price to goodwill was completed during the third quarter of 2016 with no material adjustments to our preliminary allocation. The goodwill of $1.5 billion was primarily attributable to operating synergies. The

Notes to Consolidated Financial Statements – (Continued)

goodwill was allocated to the Core Online Travel Agencies ("Core OTA") segment and not expected to be deductible for tax purposes.
Orbitz was consolidated into our financial statements starting on the acquisition date and we recognized a related $19 million in revenue and $86 million in operating losses for the three and nine months ended September 30, 2015. Supplemental information on an unaudited pro forma basis, as if the Orbitz acquisition had been consummated on January 1, 2015, is presented as follows, in thousands:

Nine months ended September 30, 2015
Revenue	$5,643,060
Net income attributable to Expedia, Inc.	848,342
The pro forma results include adjustments primarily related to amortization of acquired intangibles, depreciation of fixed assets, certain accounting policy alignments as well as direct and incremental acquisition related costs reflected in the historical financial statements.
In connection with the merger, Orbitz incurred fees paid to financial advisors totaling approximately $25 million, which were contingent upon closing and were excluded from both Expedia’s consolidated statement of operations and the pre-combination financial statements of Orbitz. In addition, Orbitz offered certain employees a continuity incentive of approximately $30 million for continuing employment through the closing date and beyond. The first half of the incentives were contingent and paid upon the closing of the acquisition and related to services provided in the pre-acquisition period. The second half of the incentive was payable 180 days after the closing (or upon involuntary termination, if applicable) and was expensed to restructuring and related reorganization charges over the applicable service period.
Other than costs mentioned above that were contingent upon closing, acquisition-related costs incurred by Expedia, which included legal, finance, consulting and other professional fees, were expensed as incurred within general and administrative expenses and were approximately $6 million and $16 million for the three and nine months ended September 30, 2015.
Other 2015 Acquisitions. The following summarizes the allocation of the purchase price for other acquisitions during the nine months ended September 30, 2015, including Travelocity and a controlling interest in our former 50/50 joint venture with AirAsia Berhad, in thousands:

Goodwill	$196,431
Intangible assets with indefinite lives	163,400
Intangible assets with definite lives(1)	146,126
Net assets and non-controlling interests acquired(2)	(23,366)
Deferred tax liabilities, net	(7,910)
Total(3)	$474,681

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

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Disposition of Business
On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong, Inc., which was previously a separate reportable segment, for approximately $671 million (or $666 million net of costs to sell and other transaction expenses) to several purchasers, including Ctrip.com International, Ltd. Of the total sales price, approximately $67 million was remitted directly to escrow for estimated tax obligations, and is recorded in prepaid expenses and other current assets on our consolidated balance sheet as of September 30, 2016 and represented a noncash item in our consolidated statement of cash flows for the nine months ended September 30, 2015. As a result of the sale, we recognized a pre-tax gain of $509 million ($395 million after tax) during the second quarter of 2015 included in gain on sale of business in our consolidated statement of operations.

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

	Three months ended September 30,	Nine months ended September 30,
	2015	2015
	(In thousands)
Operating loss(1)	$—	$(85,536)
Income before taxes(2)	—	438,843
Income before taxes attributable to Expedia, Inc.(2)	—	465,400
Net income attributable to Expedia, Inc.(3)	—	349,183

(1)
Includes stock-based compensation and amortization of intangible assets of approximately $20 million for the nine months ended September 30, 2015, which was included within Corporate & Eliminations in Note 15 – Segment Information.

(2)	The nine months ended September 30, 2015 includes the pre-tax gain of $509 million related to the gain on sale.

(3)	The nine months ended September 30, 2015 includes the after-tax gain of $395 million related to the gain on sale.

Notes to Consolidated Financial Statements – (Continued)

Note 5 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$226,451	$226,451	$—
Time deposits	315,600	—	315,600
Derivatives:
Foreign currency forward contracts	558	—	558
Investments:
Time deposits	19,327	—	19,327
Corporate debt securities	69,936	—	69,936
Total assets	$631,872	$226,451	$405,421
Financial assets measured at fair value on a recurring basis as of December 31, 2015 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$218,340	$218,340	$—
Time deposits	29,126	—	29,126
Derivatives:
Foreign currency forward contracts	8,045	—	8,045
Investments:
Corporate debt securities	98,403	—	98,403
Total assets	$353,914	$218,340	$135,574
We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of September 30, 2016 and December 31, 2015, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.
We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of September 30, 2016, we had $26 million of short-term and $44 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses both of less than $1 million. As of December 31, 2015, we had $34 million of short-term and $65 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.
We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.
Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not

Notes to Consolidated Financial Statements – (Continued)

qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of September 30, 2016, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $1.9 billion. We had a net forward asset of $1 million as of September 30, 2016 and a net forward asset of $8 million as of December 31, 2015 recorded in prepaid expenses and other current assets. We recorded $4 million and $32 million in net gains from foreign currency forward contracts during the three months ended September 30, 2016 and 2015 and $44 million in net losses and $47 million in net gains during the nine months ended September 30, 2016 and 2015.
Note 6 – Debt
The following table sets forth our outstanding debt:

	September 30, 2016	December 31, 2015
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020	746,818	746,216
2.5% (€650 million) senior notes due 2022	722,784	703,254
4.5% senior notes due 2024	494,303	493,797
5.0% senior notes due 2026	740,305	739,873
Long-term debt(1)	$3,204,210	$3,183,140

(1)	Net of applicable discounts and debt issuance costs.
Long-term Debt
Our $500 million in registered senior unsecured notes outstanding at September 30, 2016 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our $750 million in registered senior unsecured notes outstanding at September 30, 2016 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our Euro 650 million in registered senior unsecured notes outstanding at September 30, 2016 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year, beginning June 3, 2016. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.
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

Our $500 million in registered senior unsecured notes outstanding at September 30, 2016 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.

Notes to Consolidated Financial Statements – (Continued)

Our $750 million in privately placed senior unsecured notes outstanding at September 30, 2016 are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). In October 2016, we initiated an offer to exchange the 5.0% Notes for registered notes having substantially the same financial terms and covenants as the original notes. We expect the exchange offer will be complete in November 2016. The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning August 15, 2016. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest. We have also entered into a registrations rights agreement with respect to the 5.0% Notes, under which we have agreed to use commercially reasonable best efforts to file a registration statement to permit the exchange of the 5.0% Notes for registered notes having the same financial terms and covenants as 5.0% Notes, cause such registration statement to become effective and complete the related exchange offer by no later than December 7, 2016. If we fail to satisfy certain of its obligations under the registration rights agreement, we will be required to pay additional interest of 0.25% per annum to the holders of the 5.0% Notes until such registrations right default is cured.
The 7.456%, 5.95%, 4.5%, 2.5% and 5.0% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. For further information, see Note 16 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $24 million and $52 million as of September 30, 2016 and December 31, 2015. The 5.95%, 4.5%, 2.5% and 5.0% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.
The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	September 30, 2016	December 31, 2015
	(In thousands)
7.456% senior notes due 2018	$550,000	$555,000
5.95% senior notes due 2020	849,000	827,000
2.5% (€650 million) senior notes due 2022 (1)	776,000	705,000
4.5% senior notes due 2024	528,000	487,000
5.0% senior notes due 2026	792,000	750,000

(1)	Approximately 691 million Euro as of September 30, 2016 and 644 million Euro as of December 31, 2015.
Credit Facility
As of September 30, 2016, Expedia, Inc. maintained a $1.5 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in February 2021. As of September 30, 2016, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of September 30, 2016. The facility contains covenants including maximum leverage and minimum interest coverage ratios.
The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of September 30, 2016, there was $20 million of outstanding stand-by LOCs issued under the facility.
The current facility was entered into in February 2016 and replaced our prior $1 billion unsecured revolving credit that had a September 2019 expiration date. As of December 31, 2015, we had no revolving credit facility borrowings outstanding under the prior facility and $29 million of outstanding stand-by LOCs issued under that facility.
In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia, Inc., that may be terminated at any time by the lender. There were no borrowings outstanding as of September 30, 2016. As of December 31, 2015, we had Euro 20 million in borrowings outstanding included in accrued expenses and other current liabilities on the consolidated balance sheet. Another of our international subsidiaries maintains a $5.6 million uncommitted credit facility, which is guaranteed by Expedia, Inc., that may be terminated at any time by the

Notes to Consolidated Financial Statements – (Continued)

lender. We had approximately $5 million in borrowings outstanding included in accrued expenses and other current liabilities on the consolidated balance sheet as of both September 30, 2016 and December 31, 2015.
HomeAway Debt Repayment
On December 15, 2015, we completed our acquisition of HomeAway, Inc., including all of its brands. In connection with the acquisition, we assumed approximately $402.5 million of 0.125% Convertible Senior Notes due 2019 (the “Convertible Notes”). However, following the consummation of the HomeAway acquisition, we subsequently delivered a notice to holders of the Convertible Notes, as required per the terms of the Convertible Notes indenture, to which each holder of the Convertible Notes had the right to (i) require the Company to repurchase its Convertible Notes for cash at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest or (ii) convert its Convertible Notes, at a specified conversion rate into HomeAway common stock (which, following consummation of the HomeAway acquisition, represented the right to receive the transaction consideration) or (iii) allow the Convertible Notes to remain outstanding for the remaining term. As a result, the majority of the Convertible Notes, or $401 million, were repurchased during the first nine months of 2016. As of December 31, 2015, the Convertible Notes outstanding were included in accrued expenses and other current liabilities, and as of September 30, 2016, less than $1 million was included in other long-term liabilities.
Note 7 – Redeemable Noncontrolling Interests
We have noncontrolling interests in majority owned entities, which are carried at fair value as the noncontrolling interests contain certain rights, whereby we may acquire and the minority shareholders may sell to us additional shares of the companies.
A reconciliation of redeemable noncontrolling interest is as follows, in thousands:

Nine months ended September 30,
2016
Balance, beginning of the period	$658,478
Net loss attributable to noncontrolling interests	(26,069)
Fair value adjustments	937,618
Currency translation adjustments	28,680
Other	(19,743)
Balance, end of period	$1,578,964
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

Notes to Consolidated Financial Statements – (Continued)

Our redeemable noncontrolling interest balance related to trivago was $1.6 billion and $654 million as of September 30, 2016 and December 31, 2015, which represents our best estimate of fair value.

Note 8 – Stockholders’ Equity
Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Nine months ended September 30, 2016
February 8, 2016	$0.24	March 10, 2016	$36,174	March 30, 2016
April 26, 2016	0.24	May 26, 2016	35,773	June 16, 2016
July 27, 2016	0.26	August 25, 2016	39,062	September 15, 2016
Nine months ended September 30, 2015
February 4, 2015	$0.18	March 10, 2015	$22,895	March 26, 2015
April 29, 2015	0.18	May 28, 2015	23,096	June 18, 2015
July 29, 2015	0.24	August 27, 2015	31,182	September 17, 2015
In addition, in October 2016, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.26 per share of outstanding common stock payable on December 8, 2016 to stockholders of record as of the close of business on November 17, 2016. Future declarations of dividends are subject to final determination by our Board of Directors.
Share Repurchases
In April 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million shares of our common stock. There is no fixed termination date for the repurchases. During the nine months ended 2016, we repurchased, through open market transactions, 3.2 million shares under this authorization for the total cost of $349 million, excluding transaction costs, representing an average repurchase price of $107.55 per share. As of September 30, 2016, 8.0 million shares remain authorized for repurchase under the 2015 authorization.
Accumulated Other Comprehensive Income (Loss)
The balance for each class of accumulated other comprehensive loss as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Foreign currency translation adjustments, net of tax(1)	$(307,332)	$(284,767)
Net unrealized gain (loss) on available for sale securities, net of tax	220	(127)
Accumulated other comprehensive loss	$(307,112)	$(284,894)

(1)
Foreign currency translation adjustments, net of tax, include foreign currency transaction losses at September 30, 2016 of $13 million ($21 million before tax) and December 31, 2015 of $1 million ($2 million before tax) associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 6 – Debt for more information. The remaining balance in currency translation adjustments excludes income taxes as a result of our current intention to indefinitely reinvest the earnings of our international subsidiaries outside of the United States.

Notes to Consolidated Financial Statements – (Continued)

Note 9 – Earnings Per Share
The following table presents our basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income attributable to Expedia, Inc.	$279,331	$283,216	$202,391	$777,003
Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.86	$2.18	$1.35	$6.03
Diluted	1.81	2.12	1.31	5.86
Weighted average number of shares outstanding:
Basic	150,239	129,989	150,281	128,822
Dilutive effect of:
Options to purchase common stock	3,745	3,287	3,815	3,656
Other dilutive securities	252	141	236	124
Diluted	154,236	133,417	154,332	132,602
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and nine months ended September 30, 2016, approximately 9 million of outstanding stock awards have been excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their effect would have been antidilutive. For the three and nine months ended September 30, 2015, approximately 7 million of outstanding stock awards were excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
Note 10 – Restructuring and Related Reorganization Charges
In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to previously disclosed acquisitions, we recognized $46 million and $82 million in restructuring and related reorganization charges during the nine months ended September 30, 2016 and 2015. Based on current plans, which are subject to change, we expect total 2016 charges of $50 million to $55 million, but these could be higher should we make additional decisions in the fourth quarter and estimates do not include any possible future acquisition integrations.

The following table summarizes the restructuring and related reorganization activity for the nine months ended September 30, 2016:

	Employee Severance and Benefits	Stock-based Compensation	Other	Total
	(In thousands)
Accrued liability as of January 1, 2016	$45,889	$—	$1,123	$47,012
Charges	30,265	12,690	3,319	46,274
Payments	(54,538)	—	(4,172)	(58,710)
Non-cash items	5	(12,690)	343	(12,342)
Accrued liability as of September 30, 2016	$21,621	$—	$613	$22,234

Notes to Consolidated Financial Statements – (Continued)

Note 11 – Other, net
The following table presents the components of other, net:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Foreign exchange rate gains (losses), net	$(5,725)	$26,158	$(23,444)	$25,229
Noncontrolling investment basis adjustment	—	—	—	77,400
Other	(3,325)	125	(13,674)	11,732
Total	$(9,050)	$26,283	$(37,118)	$114,361
During the nine months ended September 30, 2015, in conjunction with the acquisition of controlling interest of AAE Travel Pte. Ltd., the joint venture formed between Expedia and AirAsia Berhad in 2011, we remeasured our previously held equity interest to fair value, and recognized a gain of $77 million in other, net during the period.
Note 12 – Income Taxes
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items. Our effective rate was 17.9% and 19.3% for the three months ended September 30, 2016 and 2015, and (9.2)% and 21.1% for the nine months ended September 30, 2016 and 2015.
The effective tax rate for the nine months ended September 30, 2016 is a tax benefit measured against book income due to discrete income tax items including the release of a valuation allowance for net operating losses in the first quarter of 2016, as well as recognition of excess tax benefits related to share-based payments resulting from the adoption of new accounting guidance for share-based payments as of January 1, 2016. The effective tax rate for the nine months ended September 30, 2015 was primarily related to the sale of eLong.

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
Litigation Relating to Occupancy Taxes. Ninety-five lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Twenty-three lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-six dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $68 million and $43 million as of September 30, 2016 and December 31, 2015. It is also reasonably possible that amounts paid in connection with these issues could include up to an additional $5 million related to interest payments in one jurisdiction. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

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
The following are significant “pay-to-play” payments made by Expedia companies:
Hawaii (General Excise Tax). During 2013, the Expedia companies were required to “pay-to-play” and paid a total of $171 million in advance of litigation relating to general excise taxes for merchant model hotel reservations in the State of Hawaii. In September 2015, following a ruling by the Hawaii Supreme Court, the State of Hawaii refunded the Expedia companies $132 million of the original “pay-to-play” amount. As we had previously expensed the pay-to-play payments in prior periods, we recognized a gain in legal reserves, occupancy tax and other during the third quarter of 2015 related to this matter. Orbitz also received a similar refund of $22 million from the State of Hawaii in September 2015. The amount paid, net of refunds, by the Expedia companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services for merchant model hotel reservations was $44 million. The parties recently reached a settlement relating to Orbitz merchant model hotel tax liabilities, and on October 5, 2016, the Expedia companies paid the State of Hawaii for the tax years 2012 through 2015. The Expedia companies and Orbitz have now resolved all assessments by the State of Hawaii for merchant model hotel taxes through 2015.
In addition, final assessments by the Hawaii Department of Taxation for general exercise taxes against the Expedia companies, including Orbitz, relating to car rental transactions during the years 2000 to 2014 are currently under review in the Hawaii tax courts. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that taxes are due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. The case is proceeding in the tax court for a calculation of amounts due. Upon completion of the tax court proceeding, the Expedia companies intend to appeal, and will be required to pay the full amount claimed due as a condition of appeal. The Hawaii tax court’s decision did not address final assessments for agency model car rental transactions for the time period 2000 to 2014 or “merchant model” car rental transactions for the tax year 2014, which also remain under review.
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

Notes to Consolidated Financial Statements – (Continued)

In addition, a Brazilian hotel sector association - Forum de Operadores Hoteleiros do Brasil - filed a complaint with the Brazilian Administrative Council for Economic Defence (CADE) against a number of online travel companies, including Booking.com, Decolar.com and Expedia, on August 3, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 16, 2016, Expedia submitted its statement with CADE concerning the complaint.
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
While the ultimate outcomes of these lawsuits, inquiries or investigations are uncertain and our circumstances are distinguishable from those of other online travel agencies subject to similar lawsuits, inquiries or investigations, we note in this context that on April 21, 2015 the competition authorities in France, Italy and Sweden announced a proposed set of commitments offered by Booking.com to resolve the parity clause cases brought by these authorities against it. The German Federal Cartel Office ("FCO") also has required another online travel company, Hotel Reservation Service ("HRS"), to remove certain clauses from its contracts with hotels. HRS appealed this decision, which the Higher Regional Court Düsseldorf rejected on January 9, 2015. On December 23, 2015, the FCO announced that it had also required Booking.com to remove certain clauses from its contracts with German hotels. Booking.com announced that it will appeal this decision. In addition, with effect from August 1, 2015, Expedia waived certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia maintains that its parity clauses have always been lawful and in compliance with competition law, Expedia considers that this waiver is a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis.
Following the implementation of Expedia's waivers, the Austrian competition authority announced its intention to close its investigation against Expedia, and the competition authorities in Denmark, United Kingdom, Greece, Norway, Sweden, Poland, Ireland and Italy have announced either the closure of their investigation against Expedia or a decision not to open an investigation against Expedia, in each case having had regard to the changes implemented by Expedia. The Italian competition authority's decision has subsequently been appealed by two Italian hotel trade associations. On November 6, 2015, the Swiss competition authority announced that it had issued a final decision finding certain parity terms existing in previous versions of agreements between Swiss hotels and each of Expedia, Booking.com and HRS to be prohibited under Swiss law. The decision explicitly notes that Expedia's current contract terms with Swiss hotels are not subject to this prohibition. The Swiss competition authority imposed no fines or other sanctions against Expedia and did not find an abuse of a dominant market position by Expedia. In addition, with effect from September 1, 2016, similar waivers to those provided by Expedia in Europe have been extended to Expedia’s agreements with its Australian hotel partners. This was done in consultation with the Australian Competition and Consumer Commission, which has accordingly closed its investigation into the matter without taking any action.
On July 9, 2015, the French National Assembly adopted Article 133 of the Loi Macron ("Article 133") that seeks to define the nature of the relationship between online reservation platforms and French hotels. Article 133 became effective on August 8, 2015. Expedia considers that Article 133 was drafted ambiguously and can be interpreted in a way that violates both EU and French legal principles.  Therefore Expedia has initiated a complaint with the European Commission relating to Article 133. However, following the effective date, Expedia has been in contact with its hotel partners in France regarding the impact of Article 133.
Note 14 – Related Party Transactions
Mr. Diller is the Chairman and Senior Executive of Expedia. Subject to the terms of an Amended and Restated Stockholders Agreement between Liberty Interactive Corporation (“Liberty Interactive”) and Mr. Diller (the “Stockholders Agreement”), Mr. Diller also holds an irrevocable proxy to vote shares of Expedia common stock and Class B common stock beneficially owned by Liberty Interactive (the “Diller Proxy”). By virtue of the Diller Proxy, as well as through shares owned by Mr. Diller directly, Mr. Diller is effectively able to control the outcome of all matters submitted to a vote or for the consent of Expedia’s stockholders (other than with respect to the election by the holders of Expedia common stock of 25% of the members of Expedia’s Board of Directors and matters as to which Delaware law requires a separate class vote).

During the fall of 2015, Liberty Interactive announced its plan to spin-off to certain of its stockholders all of the shares of Liberty Interactive’s wholly owned subsidiary, Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”), whose assets at the time of the spin-off would include all of Liberty Interactive’s interest in Expedia. On March 24, 2016, Mr. Diller entered into a Transaction Agreement with Liberty Interactive, Liberty Expedia Holdings, John C. Malone and Leslie Malone, which the parties amended and restated effective as of September 22, 2016 (the “Transaction Agreement”) to reflect, among other things, that the separation of Liberty Expedia Holdings would be effected by way of a redemption of outstanding shares of

Notes to Consolidated Financial Statements – (Continued)

capital stock of Liberty Interactive (the “Liberty Split-Off”). The parties agreed in the Transaction Agreement, among other things, that at the time of the Liberty Split-Off and subject to its completion, for a period of up to eighteen months (i) Mr. Diller will assign the Diller Proxy to Liberty Expedia Holdings and (ii) Mr. and Mrs. Malone will grant Mr. Diller an irrevocable proxy to vote all shares of Liberty Expedia Holdings Series A common stock and Series B common stock beneficially owned by them upon completion of the Liberty Split-Off or thereafter (the “Malone Proxy”), in each case, subject to certain limitations. As a result, if the Liberty Split-Off is completed and these proxy arrangements become effective, during the period the proxy arrangements are in effect, by virtue of the voting power associated with the Malone Proxy, the governance structure at Liberty Expedia Holdings and Mr. Diller’s continuing position as Chairman of Expedia’s Board of Directors, Mr. Diller will indirectly continue to control Expedia until the termination or expiration of the proxy arrangements, at which point (and by virtue of the termination of his assignment of the Diller Proxy), unless the proxy arrangements terminated as a result of Mr. Diller’s death or disability, Mr. Diller will again have the power to vote directly all shares of Expedia Common Stock and Class B Common Stock beneficially owned by Liberty Expedia Holdings.
In connection with the Liberty Split-Off, on March 24, 2016, Liberty Interactive and Liberty Expedia Holdings entered into a Reimbursement Agreement with Expedia pursuant to which Liberty Interactive and Liberty Expedia Holdings agreed to reimburse Expedia for certain costs and expenses resulting from the Liberty Split-Off and the above-described proxy arrangements that may be incurred by Expedia with respect to Expedia’s $1.5 billion unsecured revolving credit facility and Expedia’s senior unsecured notes maturing in 2018 and in 2020 (as amended and restated as of September 22, 2016, the “Reimbursement Agreement”). The reimbursement obligations of Liberty Interactive and Liberty Expedia Holdings are capped at $45 million, subject to certain limited exceptions, and conditioned on Expedia acting in all material respects consistent with our existing financial policies, which were previously provided to Liberty Interactive. Prior to the completion of the Liberty Split-Off, the Reimbursement Agreement will terminate upon the termination of the Transaction Agreement. Following the completion of the Liberty Split-Off, the Reimbursement Agreement will terminate upon the earliest to occur of:

•	Mr. Diller’s death, disability or in the event Mr. Diller ceases to be chairman of Expedia,

•	failure of certain reimbursement triggers to occur prior to the sixtieth day following the completion of the Liberty Split-Off (as such period may be extended in certain limited circumstances), and

•	the date as of which Liberty Expedia Holdings and Liberty Interactive have paid all amounts due to Expedia pursuant to the terms of the Reimbursement Agreement.
The Reimbursement Agreement constitutes Expedia’s sole and exclusive remedy with respect to any claim arising out of any potential change of control under any contract, debt instrument, agreement or other similar instrument resulting, directly or indirectly, from the Liberty Split-Off or the proxy arrangements.
On September 30, 2016, Expedia received consents from the holders of more than a majority of the aggregate principal amount of its 5.95% Notes and entered into a supplemental indenture to amend the indenture governing its 5.95% Notes to conform the definition of “Permitted Holders” to the definition employed in Expedia’s 2.5% Notes, 4.5% Notes and 5.0% Notes, including by specifying that “Permitted Holders” include certain entities succeeding to the interest of Liberty Interactive in Expedia. Liberty Interactive reimbursed Expedia approximately $4 million for the cost of the consent solicitation pursuant to the terms of the Reimbursement Agreement.
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
The following tables present our segment information for the three and nine months ended September 30, 2016 and September 30, 2015. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended September 30, 2016
	Core OTA	trivago	Egencia	HomeAway(1)	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,083,393	$175,953	$111,762	$209,797	$—	$2,580,905
Intersegment revenue	—	100,520	—	—	(100,520)	—
Revenue	$2,083,393	$276,473	$111,762	$209,797	$(100,520)	$2,580,905
Adjusted EBITDA	$713,849	$5,725	$18,155	$77,342	$(148,383)	$666,688
Depreciation	(65,251)	(2,622)	(8,342)	(4,954)	(42,386)	(123,555)
Amortization of intangible assets	—	—	—	—	(77,080)	(77,080)
Stock-based compensation	—	—	—	—	(48,263)	(48,263)
Legal reserves, occupancy tax and other	—	—	—	—	(22,332)	(22,332)
Restructuring and related reorganization charges	—	—	—	—	(5,591)	(5,591)
Realized (gain) loss on revenue hedges	(3,715)	—	—	—	—	(3,715)
Operating income (loss)	$644,883	$3,103	$9,813	$72,388	$(344,035)	386,152
Other expense, net						(46,597)
Income before income taxes						339,555
Provision for income taxes						(60,627)
Net income						278,928
Net loss attributable to noncontrolling interests						403
Net income attributable to Expedia, Inc.						$279,331

Notes to Consolidated Financial Statements – (Continued)

	Three months ended September 30, 2015
	Core OTA	trivago	Egencia	eLong(2)	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$1,739,363	$104,162	$94,228	$—	$—	$1,937,753
Intersegment revenue	—	71,439	—	—	(71,439)	—
Revenue	$1,739,363	$175,601	$94,228	$—	$(71,439)	$1,937,753
Adjusted EBITDA	$589,433	$(9,496)	$14,140	$—	$(125,023)	$469,054
Depreciation	(48,269)	(574)	(6,086)	—	(32,227)	(87,156)
Amortization of intangible assets	—	—	—	—	(31,400)	(31,400)
Stock-based compensation	—	—	—	—	(63,656)	(63,656)
Legal reserves, occupancy tax and other	—	—	—	—	114,550	114,550
Restructuring and related reorganization charges	—	—	—	—	(42,449)	(42,449)
Realized (gain) loss on revenue hedges	(13,945)	—	—	—	—	(13,945)
Operating income (loss)	$527,219	$(10,070)	$8,054	$—	$(180,205)	344,998
Other expense, net						(2,811)
Income before income taxes						342,187
Provision for income taxes						(65,950)
Net income						276,237
Net loss attributable to noncontrolling interests						6,979
Net income attributable to Expedia, Inc.						$283,216

	Nine months ended September 30, 2016
	Core OTA	trivago	Egencia	HomeAway(1)	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$5,388,178	$422,852	$346,117	$523,588	$—	$6,680,735
Intersegment revenue	—	230,314	—	—	(230,314)	—
Revenue	$5,388,178	$653,166	$346,117	$523,588	$(230,314)	$6,680,735
Adjusted EBITDA	$1,434,424	$20,466	$59,986	$132,926	$(473,665)	$1,174,137
Depreciation	(186,308)	(5,593)	(23,267)	(12,721)	(116,944)	(344,833)
Amortization of intangible assets	—	—	—	—	(251,260)	(251,260)
Stock-based compensation	—	—	—	—	(197,602)	(197,602)
Legal reserves, occupancy tax and other	—	—	—	—	(28,650)	(28,650)
Restructuring and related reorganization charges	—	—	—	—	(33,584)	(33,584)
Realized (gain) loss on revenue hedges	(3,692)	—	—	—	—	(3,692)
Operating income (loss)	$1,244,424	$14,873	$36,719	$120,205	$(1,101,705)	314,516
Other expense, net						(153,042)
Income before income taxes						161,474
Provision for income taxes						14,929
Net income						176,403
Net loss attributable to noncontrolling interests						25,988
Net income attributable to Expedia, Inc.						$202,391

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2015
	Core OTA	trivago	Egencia	eLong(2)	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$4,372,224	$266,287	$293,496	$41,743	$—	$4,973,750
Intersegment revenue	—	170,984	—	—	(170,984)	—
Revenue	$4,372,224	$437,271	$293,496	$41,743	$(170,984)	$4,973,750
Adjusted EBITDA	$1,193,228	$(13,421)	$57,637	$(62,167)	$(352,111)	$823,166
Depreciation	(134,527)	(1,461)	(17,874)	(3,263)	(83,753)	(240,878)
Amortization of intangible assets	—	—	—	—	(83,322)	(83,322)
Stock-based compensation	—	—	—	—	(134,036)	(134,036)
Legal reserves, occupancy tax and other	—	—	—	—	106,511	106,511
Restructuring and related reorganization charges	—	—	—	—	(52,771)	(52,771)
Realized (gain) loss on revenue hedges	(34,581)	—	—	—	—	(34,581)
Operating income (loss)	$1,024,120	$(14,882)	$39,763	$(65,430)	$(599,482)	384,089
Other income, net						547,806
Income before income taxes						931,895
Provision for income taxes						(196,261)
Net income						735,634
Net loss attributable to noncontrolling interests						41,369
Net income attributable to Expedia, Inc.						$777,003

(1)	Includes results since our acquisition of HomeAway on December 15, 2015.

(2)	Includes results of eLong through its disposal on May 22, 2015.
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

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,989,806	$696,558	$(105,459)	$2,580,905
Costs and expenses:
Cost of revenue	—	333,872	86,609	(3,574)	416,907
Selling and marketing	—	848,930	457,559	(101,968)	1,204,521
Technology and content	—	220,809	80,567	70	301,446
General and administrative	—	117,924	47,892	13	165,829
Amortization of intangible assets	—	54,169	22,911	—	77,080
Legal reserves, occupancy tax and other	—	22,332	—	—	22,332
Restructuring and related reorganization charges	—	4,358	2,280	—	6,638
Intercompany (income) expense, net	—	128,787	(128,787)	—	—
Operating income	—	258,625	127,527	—	386,152
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	305,307	115,361	—	(420,668)	—
Other, net	(41,199)	(18,905)	13,507	—	(46,597)
Total other income, net	264,108	96,456	13,507	(420,668)	(46,597)
Income before income taxes	264,108	355,081	141,034	(420,668)	339,555
Provision for income taxes	15,223	(47,643)	(28,207)	—	(60,627)
Net income	279,331	307,438	112,827	(420,668)	278,928
Net loss attributable to noncontrolling interests	—	—	403	—	403
Net income attributable to Expedia, Inc.	$279,331	$307,438	$113,230	$(420,668)	$279,331
Comprehensive income attributable to Expedia, Inc.	$271,785	$303,969	$109,258	$(413,227)	$271,785

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,505,178	$500,625	$(68,050)	$1,937,753
Costs and expenses:
Cost of revenue	—	263,990	67,155	(3,079)	328,066
Selling and marketing	—	665,577	342,864	(65,152)	943,289
Technology and content	—	143,209	59,422	72	202,703
General and administrative	—	87,240	42,819	109	130,168
Amortization of intangible assets	—	9,822	21,578	—	31,400
Legal reserves, occupancy tax and other	—	(114,550)	—	—	(114,550)
Restructuring and related reorganization charges	—	70,699	980	—	71,679
Intercompany (income) expense, net	—	198,094	(198,094)	—	—
Operating income	—	181,097	163,901	—	344,998
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	302,954	210,173	—	(513,127)	—
Other, net	(31,304)	34,669	(6,176)	—	(2,811)
Total other income (expense), net	271,650	244,842	(6,176)	(513,127)	(2,811)
Income before income taxes	271,650	425,939	157,725	(513,127)	342,187
Provision for income taxes	11,566	(120,387)	42,871	—	(65,950)
Net income	283,216	305,552	200,596	(513,127)	276,237
Net loss attributable to noncontrolling interests	—	—	6,979	—	6,979
Net income attributable to Expedia, Inc.	$283,216	$305,552	$207,575	$(513,127)	$283,216
Comprehensive income attributable to Expedia, Inc.	$281,516	$305,560	$181,712	$(513,127)	$255,661

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine months ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$5,159,351	$1,754,111	$(232,727)	$6,680,735
Costs and expenses:
Cost of revenue	—	974,040	261,545	(9,728)	1,225,857
Selling and marketing	—	2,367,393	1,254,774	(223,305)	3,398,862
Technology and content	—	659,532	251,148	241	910,921
General and administrative	—	319,156	185,174	65	504,395
Amortization of intangible assets	—	169,988	81,272	—	251,260
Legal reserves, occupancy tax and other	—	28,650	—	—	28,650
Restructuring and related reorganization charges	—	28,135	18,139	—	46,274
Intercompany (income) expense, net	—	497,160	(497,160)	—	—
Operating income	—	115,297	199,219	—	314,516
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	280,012	210,051	—	(490,063)	—
Other, net	(123,110)	(51,294)	21,362	—	(153,042)
Total other income, net	156,902	158,757	21,362	(490,063)	(153,042)
Income before income taxes	156,902	274,054	220,581	(490,063)	161,474
Provision for income taxes	45,489	13,556	(44,116)	—	14,929
Net income	202,391	287,610	176,465	(490,063)	176,403
Net loss attributable to noncontrolling interests	—	—	25,988	—	25,988
Net income attributable to Expedia, Inc.	$202,391	$287,610	$202,453	$(490,063)	$202,391
Comprehensive income attributable to Expedia, Inc.	$180,173	$277,161	$165,262	$(442,423)	$180,173

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine months ended September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries(1)	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$3,855,338	$1,281,688	$(163,276)	$4,973,750
Costs and expenses:
Cost of revenue	—	746,928	230,706	(6,568)	971,066
Selling and marketing	—	1,788,957	960,444	(157,251)	2,592,150
Technology and content	—	401,725	177,828	121	579,674
General and administrative	—	239,110	148,427	422	387,959
Amortization of intangible assets	—	14,298	69,024	—	83,322
Legal reserves, occupancy tax and other	—	(106,511)	—	—	(106,511)
Restructuring and related reorganization charges	—	70,830	11,171	—	82,001
Intercompany (income) expense, net	—	557,940	(557,940)	—	—
Operating income (loss)	—	142,061	242,028	—	384,089
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	831,017	806,988	—	(1,638,005)	—
Other, net	(85,669)	62,208	571,267	—	547,806
Total other income (expense), net	745,348	869,196	571,267	(1,638,005)	547,806
Income before income taxes	745,348	1,011,257	813,295	(1,638,005)	931,895
Provision for income taxes	31,655	(172,858)	(55,058)	—	(196,261)
Net income	777,003	838,399	758,237	(1,638,005)	735,634
Net loss attributable to noncontrolling interests	—	—	41,369	—	41,369
Net income attributable to Expedia, Inc.	$777,003	$838,399	$799,606	$(1,638,005)	$777,003
Comprehensive income attributable to Expedia, Inc.	$762,583	$814,362	$692,590	$(1,638,005)	$631,530

(1)	Includes results of eLong through its disposal on May 22, 2015.

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$278,829	$2,873,058	$1,626,281	$(1,157,874)	$3,620,294
Investment in subsidiaries	7,754,832	1,282,482	—	(9,037,314)	—
Intangible assets, net	—	2,000,452	573,188	—	2,573,640
Goodwill	—	6,829,361	1,197,818	—	8,027,179
Other assets, net	1,981	1,576,126	352,458	(19,912)	1,910,653
TOTAL ASSETS	$8,035,642	$14,561,479	$3,749,745	$(10,215,100)	$16,131,766
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$878,804	$6,155,746	$742,762	$(1,157,874)	$6,619,438
Long-term debt	3,204,210	—	—	—	3,204,210
Other liabilities	—	613,319	183,119	(19,912)	776,526
Redeemable noncontrolling interests	—	—	1,578,964	—	1,578,964
Stockholders’ equity	3,952,628	7,792,414	1,244,900	(9,037,314)	3,952,628
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,035,642	$14,561,479	$3,749,745	$(10,215,100)	$16,131,766
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$230,840	$2,261,450	$1,201,064	$(717,093)	$2,976,261
Investment in subsidiaries	8,420,890	3,106,719	—	(11,527,609)	—
Intangible assets, net	—	1,974,968	818,986	—	2,793,954
Goodwill	—	5,859,457	2,133,484	—	7,992,941
Other assets, net	33	1,381,837	354,482	(13,833)	1,722,519
TOTAL ASSETS	$8,651,763	$14,584,431	$4,508,016	$(12,258,535)	$15,485,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$538,856	$5,511,639	$592,615	$(717,093)	$5,926,017
Long-term debt	3,183,140	—	—	—	3,183,140
Other liabilities	—	620,685	181,421	(13,833)	788,273
Redeemable noncontrolling interests	—	—	658,478	—	658,478
Stockholders’ equity	4,929,767	8,452,107	3,075,502	(11,527,609)	4,929,767
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,651,763	$14,584,431	$4,508,016	$(12,258,535)	$15,485,675

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$1,094,505	$449,173	$1,543,678
Investing activities:
Capital expenditures, including internal-use software and website development	—	(474,982)	(92,062)	(567,044)
Transfers (to) from related parties	—	(172,731)	172,731	—
Purchases of investments	—	—	(20,446)	(20,446)
Sales and maturities of investments	—	28,257	3,380	31,637
Acquisitions, net of cash acquired	—	—	(777)	(777)
Other, net	—	(30,158)	(2,135)	(32,293)
Net cash provided by (used in) investing activities	—	(649,614)	60,691	(588,923)
Financing activities:
Payment of HomeAway Convertible Notes	—	(401,424)	—	(401,424)
Proceeds from issuance of long-term debt, net of issuance costs	(1,792)	—	—	(1,792)
Purchases of treasury stock	(366,723)	—	—	(366,723)
Payment of dividends to stockholders	(111,009)	—	—	(111,009)
Proceeds from exercise of equity awards	103,760	—	—	103,760
Withholding taxes for stock option exercises	(1,282)	—	—	(1,282)
Transfers (to) from related parties	377,321	(126,989)	(250,332)	—
Other, net	(275)	(8,038)	(28,514)	(36,827)
Net cash used in financing activities	—	(536,451)	(278,846)	(815,297)
Effect of exchange rate changes on cash and cash equivalents	—	15,920	12,798	28,718
Net increase in cash and cash equivalents	—	(75,640)	243,816	168,176
Cash and cash equivalents at beginning of the period	—	841,696	834,603	1,676,299
Cash and cash equivalents at end of the period	$—	$766,056	$1,078,419	$1,844,475

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$911,173	$630,353	$1,541,526
Investing activities:
Capital expenditures, including internal-use software and website development	—	(570,619)	(54,820)	(625,439)
Purchases of investments	—	(464,538)	(47,791)	(512,329)
Sales and maturities of investments	—	308,539	83,732	392,271
Acquisitions, net of cash acquired	—	(1,870,030)	(63,791)	(1,933,821)
Proceeds from sale of business, net of cash divested and disposal costs	—	—	523,882	523,882
Other, net	—	39,975	11,665	51,640
Net cash provided by (used in) investing activities	—	(2,556,673)	452,877	(2,103,796)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	700,454	—	—	700,454
Purchases of treasury stock	(48,694)	—	—	(48,694)
Issuance of treasury stock	22,575	—	—	22,575
Payment of dividends to stockholders	(77,173)	—	—	(77,173)
Proceeds from exercise of equity awards	82,108	—	1,190	83,298
Withholding taxes for stock option exercises	(85,033)	—	—	(85,033)
Transfers (to) from related parties	(679,700)	1,579,045	(899,345)	—
Other, net	85,463	23,196	20,722	129,381
Net cash provided by (used in) financing activities	—	1,602,241	(877,433)	724,808
Effect of exchange rate changes on cash and cash equivalents	—	(70,026)	(39,873)	(109,899)
Net increase (decrease) in cash and cash equivalents	—	(113,285)	165,924	52,639
Cash and cash equivalents at beginning of period	—	943,976	458,724	1,402,700
Cash and cash equivalents at end of period	$—	$830,691	$624,648	$1,455,339

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
Our portfolio of brands includes Expedia.com®, Hotels.com®, Hotwire.com™, Orbitz Worldwide, Travelocity®, Expedia® Affiliate Network (“EAN”), HomeAway, Classic Vacations®, Expedia Local Expert™, Expedia® CruiseShipCenters®, Egencia ®, Venere.com™, trivago, CarRentals.com™ and Wotif Group. In addition, many of these brands have related international points of sale, including those as part of AirAsia Expedia™. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

Online Travel
Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2015, over 50% of U.S. and European leisure, unmanaged and corporate travel expenditures occurred online. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, are lagging behind that of the United States and Europe, and are estimated to be in the range of 25% to 35%. These penetration rates have increased over the past few years, and are expected to continue growing, which has attracted many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (which The Priceline Group acquired in May 2013), trivago (in which Expedia acquired a majority ownership interest in March 2013) as well as TripAdvisor (which completed its conversion to a metasearch site in June 2013), introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools, the impact of which is currently uncertain. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Players such as Airbnb and HomeAway (which Expedia acquired in December 2015) have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is estimated to account for approximately $100 billion of annual travel spend and expected to continue to grow as a percentage of the global accommodation market. Furthermore, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations including direct booking functionality, as well as licensing deals and proposed and actual acquisitions by companies such as Google. Finally, traditional consumer e-commerce and group buying websites have been expanding their local offerings into the travel market by adding hotel offers to their sites.
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
Hotel
We generate the majority of our revenue through the facilitation of hotel reservations (stand-alone and package bookings). Although our relationships with our hotel supply partners have remained broadly stable in the past few years, as part of the global rollout of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, which has negatively impacted the margin of revenue we earn per booking. In addition, as we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced and expect to continue to reduce our economics in various geographies based on local market conditions. These impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth. Additionally, increased promotional activities such as growing loyalty programs contribute to declines in revenue per room night. Lastly, currency exchange rate fluctuations have had a negative effect on unit economics due to unfavorable book-to-stay as well as translation impacts. Based on these dynamics, our average revenue per room night declined in each quarter of 2014, 2015, and for the first three quarters of 2016 and we expect it to remain under pressure in the future.
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in average daily room rates (“ADRs”) has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry have generally increased on a currency-neutral basis in a gradually improving overall travel environment. For the three months ended September 30, 2016, ADRs increased compared to the prior year three month period. However, U.S. dollar-denominated ADRs declined in 2015 and in the first two quarters of 2016 due to the currency translation impact. Current occupancy rates remain at record highs; however, U.S. hotel supply growth has been accelerating, which may put additional pressure on ADRs. In international markets, hotel supply is being added at a faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. Companies like Airbnb have also added incremental global supply in the alternative accommodations space. In addition, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi. We have had success adding supply to our marketplace with over 321,000 properties on our global websites as of September 30, 2016. In addition, our room night growth has been healthy, with room nights excluding eLong growing 24% in 2014, 36% in 2015, and 23% in the nine months ended September 30, 2016. ADRs for rooms booked on Expedia sites excluding eLong increased 3% in 2014, declined 5% in 2015, and declined 1% in the nine months ended September 30, 2016. As a percentage of our total worldwide revenue in the nine months ended September 30, 2016, hotel accounted for 61%.
HomeAway
With our acquisition of HomeAway and all of its brands in December 2015, we have expanded into the fast growing $100 billion alternative accommodations market. HomeAway is a leader in this market and represents an attractive growth opportunity for Expedia. HomeAway has been undergoing a transition from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. In addition, HomeAway rolled out a traveler service fee in the United States and Europe during the first half of 2016, consistent with market practice. The fee is expected to continue to contribute to HomeAway’s revenue growth and help fund marketing investment, programs to better protect travelers and future growth initiatives. Furthermore, HomeAway moved to a single subscription option globally in July 2016. As a percentage of our total worldwide revenue in the nine months ended September 30, 2016, HomeAway accounted for 8%.
Air
Significant airline sector consolidation in the United States in recent years has generally resulted in lower overall capacity and higher fares, which combined with the significant declines in fuel prices led to record levels of profitability for the U.S. air carriers, further strengthening their position. However, in 2015 and for the first three quarters of 2016, there has been evidence of discounting by the U.S. carriers while currency headwinds and weaker macroeconomic trends put pressure on international results. Ticket prices on Expedia sites excluding eLong declined 11% in 2015 and 8% in the nine months ended September 30, 2016 as short-haul traffic and low cost carriers grew alongside increasingly competitive airline pricing. We continue to encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew.
Air ticket volumes excluding eLong increased 35% in 2015 and 43% in the nine months ended September 30, 2016 primarily due the acquisition of Orbitz and strong growth on Brand Expedia sites. As a percentage of our total worldwide revenue in the nine months ended September 30, 2016, air accounted for 9%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch site, in addition to Expedia Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the nine months ended September 30, 2016, we generated a total of $617 million of advertising and media revenue representing 9% of our total worldwide revenue for the nine months ended September 30, 2016, up from $425 million (excluding eLong) in the nine months ended September 30, 2015.

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
Global Expansion. Our Expedia, Hotels.com, Egencia, and EAN brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, Venere.com is an online hotel reservation specialist in Europe, ebookers offers multi-product online reservation in Europe and Wotif Group includes a leading portfolio of travel brands, including Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.com.nz and travel.com.au. Egencia, our corporate travel business, operates in over 65 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. The HomeAway portfolio has over 50 vacation rental sites all around the world. We own a majority share of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. trivago continues to operate independently and rapidly grow revenue through global expansion, including aggressive expansion in new countries. In addition, we have commercial agreements in place with Ctrip and eLong in China, as well as Decolar.com, Inc. in Latin America. In the nine months ended September 30, 2016, approximately 36% of our worldwide gross bookings and 43% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating at least 65% of our revenue through businesses and points of sale outside of the United States.
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
In March 2015, we completed the acquisition of an additional 25% equity interest of AAE Travel Pte. Ltd., the joint venture formed between Expedia and AirAsia Berhad in 2011. This investment increases our total ownership in the venture to 75% and we consider this business to be a key part of our Asia Pacific strategy. Following the close of the transaction in March 2015, the financial results of the AirAsia Expedia venture are included in Expedia’s consolidated financial statements.
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
In December 2015, we completed the acquisition of HomeAway, which operates an online marketplace for the vacation rental industry, with sites representing over one million online bookable listings of vacation rental homes in over 190 countries. With Expedia’s expertise in powering global transactional platforms and our industry-leading technology capabilities, we are partnering with our HomeAway brand to accelerate their shift from a classified marketplace to an online, transactional model to create even better experiences for HomeAway’s global traveler audience and the owners and managers of its properties around the world.
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
New Channel Penetration. Today, the majority of online travel bookings are generated through typical desktop and laptop computers. However, technological innovations and developments are creating new opportunities including travel bookings made through mobile devices. In the past few years, each of our brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends. We believe mobile bookings via smartphones present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we have historically experienced via more traditional online booking methods. During the last few years, customers’ behaviors and preferences on tablet devices began to show differences from trends seen on smartphones. For example, the booking window on a smartphone typically is much shorter than the trend on the tablet device and historical average on a desktop or laptop. In addition, we are seeing increasing cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the nine months ended September 30, 2016, one in four Expedia, Inc. transactions were booked globally on a mobile device.
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
Recent developments include:

•
City of San Diego, California Litigation. On September 29, 2016, in connection with the California Supreme Court’s review of the California Court of Appeals' decision that online travel companies are not liable for hotel occupancy taxes, the parties presented oral arguments to the court. A decision by the court is pending.

•
Arizona Cities Litigation. On October 17, 2016, the Arizona Tax Court denied the cities’ motion to amend or alter the court’s decision that the tax statutes at issue preclude retroactive application of tax liability because the cities never attempted to apply or enforce the taxes prior to the 2013 assessments at issue.

•
State of Hawaii (General Excise Tax). On August 5, 2016, the Hawaii tax court granted in part and denied in part both the online travel companies’ and the Hawaii Director of Revenue’s motions for partial summary judgment with respect to “merchant model” car rental transactions.

•	State of Maine Litigation. The online travel companies reached a settlement in principle with the State of Maine.

•
State of Louisiana/City of New Orleans Litigation. On August 24, 2016, the State of Louisiana Department of Revenue and the City of New Orleans filed suit against the online travel companies, including Expedia, Hotels.com, Hotwire, Orbitz and Egencia, for claimed back occupancy taxes.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $68 million as of September 30, 2016, and $43 million as of December 31, 2015.
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
If we prevail in the litigation for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity. For additional information, including significant pay-to-play payments made by Expedia companies, see Note 13 - Commitment and Contingencies - Legal Proceedings - Pay-to-Play in the notes to the consolidated financial statements.
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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Gross Bookings
Core OTA	$17,006	$14,091	21%	$51,414	$40,689	26%
trivago(1)	—	—	N/A	—	—	N/A
Egencia	1,579	1,302	21%	4,914	4,040	22%
HomeAway(1)	—	—	N/A	—	—	N/A
eLong(2)	—	—	N/A	—	1,151	N/A
Total gross bookings	$18,585	$15,393	21%	$56,328	$45,880	23%

Revenue Margin
Core OTA	12.3%	12.3%		10.5%	10.7%
trivago(1)	N/A	N/A		N/A	N/A
Egencia	7.1%	7.2%		7.0%	7.3%
HomeAway(1)	N/A	N/A		N/A	N/A
eLong(2)	N/A	N/A		N/A	3.6%
Total revenue margin	13.9%	12.6%		11.9%	10.8%
 ____________________________

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
The increase in worldwide gross bookings for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, was primarily driven by 13% and 17% of inorganic impact from acquisitions, and growth in the Core OTA segment, including growth at Brand Expedia and Hotels.com, as well as Egencia.
The increase in revenue margin for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, was primarily due to the inclusion of HomeAway revenue without the additional gross bookings as well as a favorable impact of lower air ticket prices. These impacts were partially offset by the inclusion of a higher share of lower margin air gross bookings with the acquisition of Orbitz and lower revenue per room night.

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
On September 17, 2015, we completed our acquisition of Orbitz. Orbitz was consolidated into our results of operations starting on the acquisition date and, during the first nine months of 2016, we have recognized approximately $590 million in revenue and approximately $20 million in operating income, including amortization of intangible assets, restructuring charges, stock-based compensation as well as fees related to the acquisition. From the acquisition date to September 30, 2015, we recognized $19 million in revenue and $86 million in operating losses, including restructuring charges of $69 million.
On December 15, 2015, we completed our acquisition of HomeAway. HomeAway was consolidated into our results of operations starting on the acquisition date and, during the first nine months of 2016, we have recognized approximately $524 million in revenue and approximately $30 million in operating losses, including amortization of intangible assets, stock-based compensation charges including amounts related to restructuring activities as well as fees related to the acquisition.
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Core OTA	$2,083	$1,740	20%	$5,388	$4,372	23%
trivago (Third-party revenue)	176	104	69%	423	266	59%
Egencia	112	94	19%	346	294	18%
HomeAway	210	—	N/A	524	—	N/A
eLong	—	—	N/A	—	42	N/A
Total revenue	$2,581	$1,938	33%	$6,681	$4,974	34%
Revenue increased for the three and nine months ended September 30, 2016, compared to the same periods in 2015, primarily driven by 20% and 22% of inorganic impact from acquisitions, growth in the Core OTA segment, including growth at Brand Expedia and Hotels.com, as well as growth at trivago.
Worldwide hotel revenue increased 15% for the three months ended September 30, 2016, compared to the same period in 2015. The increase was primarily due to a 17% increase in room nights stayed driven by the inorganic impact of acquisitions as well as organic growth at Brand Expedia and Hotels.com, partially offset by a decrease of 2% in revenue per room night. Revenue per room night decreased primarily due to margin reductions aimed at expanding the size and availability of Expedia’s global hotel supply portfolio as well as increased promotional activities such as growing loyalty programs, partially offset by a 1% year-over-year increase in ADRs in the third quarter of 2016. Worldwide hotel revenue increased 16% (18% excluding eLong) for the nine months ended September 30, 2016, compared to the same period in 2015 primarily due to an 11% increase (23% excluding eLong) in room nights stayed as well as a 4% increase (5% decrease excluding eLong) in revenue per room night. Absent impacts due to the sale of eLong, room nights stayed and revenue per room night decreases were driven by similar factors to the change in the quarterly period. Excluding eLong, ADRs decreased 1% year-over-year in the nine months ended September 30, 2016. Acquisitions added approximately 6% and 9% of inorganic hotel revenue growth for the three and nine months ended September 30, 2016 compared to the prior year and 6% and 8% of room night growth for the same periods.
Worldwide air revenue increased 52% and 50% (52% excluding eLong) for the three and nine months ended September 30, 2016, compared to the same periods in 2015, due to a 32% and 38% (43% excluding eLong) increase in air tickets sold augmented by a 15% and 9% increase (6% excluding eLong) in revenue per ticket, driven primarily by the addition of Orbitz. Acquisitions added approximately 37% and 39% of inorganic air revenue growth for the three and nine months ended September 30, 2016 compared to the prior year and 22% and 28% of air ticket growth for the same periods.

The remaining worldwide revenue, other than hotel and air discussed above, which includes advertising and media, car rental, destination services, fees related to our corporate travel business and HomeAway revenue, increased by 90% and 86% for the three and nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to the acquisition of HomeAway and strong growth in advertising and media revenue as well as growth in our travel insurance and car rental products including an inorganic contribution from Orbitz.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$1,407	$1,222	15%	$3,682	$3,160	17%
Agency	723	555	30%	1,858	1,388	34%
Advertising and media(1)	241	161	50%	617	426	45%
HomeAway	210	—	N/A	524	—	N/A
Total revenue	$2,581	$1,938	33%	$6,681	$4,974	34%
 ____________________________

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.
Merchant revenue increased for the three and nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.

Agency revenue increased for the three and nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to the growth in agency hotel and agency air.
Advertising and media revenue increased for the three and nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to continued growth in revenue at trivago and Expedia Media Solutions.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Customer operations	$185	$140	32%	$554	$415	34%
Credit card processing	141	115	23%	403	343	17%
Data center and other	91	73	25%	269	213	26%
Total cost of revenue(1)	$417	$328	27%	$1,226	$971	26%
% of revenue	16.2%	16.9%		18.3%	19.5%
(1) Includes the following eLong amounts	$—	$—	N/A	$—	$37	N/A
Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, fraud and chargebacks, and (3) other costs, primarily including data center costs to support our websites, supplier operations, destination supply, certain pre-purchased hotel supply at eLong (in the nine months ended September 30, 2015) and stock-based compensation.
During the three and nine months ended September 30, 2016, the increase in cost of revenue expense as compared to the same periods in 2015 was driven by $45 million and $139 million of increased customer operations expenses, $26 million and $60 million of higher net credit card processing costs related to growth of our merchant bookings, as well as $18 million and $56 million of higher data center and other costs, partially offset by the elimination of pre-purchased hotel supply costs due to the disposal of eLong for the nine months ended September 30, 2015. Acquisitions added approximately 18% and 22% of inorganic growth for the three and nine months ended September 30, 2016.

Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Direct costs	$1,007	$776	30%	$2,776	$2,114	31%
Indirect costs	198	167	18%	623	478	30%
Total selling and marketing(1)	$1,205	$943	28%	$3,399	$2,592	31%
% of revenue	46.7%	48.7%		50.9%	52.1%
(1) Includes the following eLong amounts	$—	$—	N/A	$—	$54	N/A
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
Selling and marketing expenses increased $262 million and $807 million during the three and nine months ended September 30, 2016, compared to the same periods in 2015, driven by increases of $231 million and $662 million of direct costs, including online and offline marketing expenses. trivago and Brand Expedia as well as the added costs from our acquisitions of Orbitz and HomeAway accounted for the majority of the total direct cost increases. In addition, higher indirect costs of $31 million and $145 million also contributed to the increase and were driven by the additional personnel due to an accelerated pace of hiring in the lodging supply organization in the prior three quarters and additional headcount at HomeAway and Orbitz. Acquisitions added approximately 13% and 17% of inorganic growth for the three and nine months ended September 30, 2016.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$147	$99	50%	$466	$297	57%
Depreciation and amortization of technology assets	92	70	32%	260	192	36%
Other	62	34	81%	185	91	103%
Total technology and content(1)	$301	$203	49%	$911	$580	57%
% of revenue	11.7%	10.5%		13.6%	11.7%
(1) Includes the following eLong amounts	$—	$—	N/A	$—	11	N/A
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
Technology and content expense increased $98 million and $331 million during the three and nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to increased personnel and overhead costs of $48 million and $169 million for additional personnel to support key technology projects at Brand Expedia and in our corporate technology function as well as the addition of HomeAway personnel and overhead costs. Depreciation and amortization of technology assets also increased $22 million and $68 million period over period. For the three months ended September 30, 2016, other costs increased $28 million period over period primarily due to expansion into the cloud and growth of our technology platforms. For the nine months ended September 30, 2016, other costs increased $94 million due to the same factors impacting the quarterly period as well as higher stock-based compensation of $32 million, including amounts related to the trivago employee stock option plan as described in Note 7 - Redeemable Noncontrolling Interests. Acquisitions added approximately 23% of inorganic growth for both of the three and nine months ended September 30, 2016.
General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$100	$76	31%	$303	$227	33%
Professional fees and other	66	54	23%	201	161	25%
Total general and administrative(1)	$166	$130	27%	$504	$388	30%
% of revenue	6.4%	6.7%		7.5%	7.8%
(1) Includes the following eLong amounts	$—	$—	N/A	$—	$23	N/A
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.
General and administrative expense increased $36 million and $116 million during the three and nine months ended September 30, 2016, compared to the same periods in 2015, due primarily to higher personnel and overhead expenses of $24 million and $76 million due to personnel growth. In addition, stock-based compensation increased $12 million and $30 million period over period, which included increases related to trivago that were partially offset by the absence of eLong related stock-based compensation in the current year-to-date period. Acquisitions, including acquisition related expenses, added approximately 11% and 13% of inorganic growth for the three and nine months ended September 30, 2016.

Amortization of Intangible Assets

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$77	$31	145%	251	83	202%
% of revenue	3.0%	1.6%		3.8%	1.7%
Amortization of intangible assets increased $46 million and $168 million during the three and nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to amortization related to recent acquisitions, including Orbitz and HomeAway.
Legal Reserves, Occupancy Tax and Other

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$22	$(115)	N/A	29	(107)	N/A
% of revenue	0.9%	(5.9)%		0.4%	(2.1)%
Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
During the three and nine months ended September 30, 2016, we recognized approximately $11 million for amounts expected to be paid in advance of litigation related to "merchant model” car rental transactions in connection with Hawaii's general excise tax litigation. The remaining expense in the three and nine months ended September 30, 2016 related to changes in our reserve related to hotel occupancy and other taxes.
During the three and nine months ended September 30, 2015, we received a refund of prepaid pay-to-play payments of $132 million from the State of Hawaii in connection with the general excise tax litigation. This gain was partially offset by charges for changes in our reserve related to hotel occupancy and other taxes. In addition, during the nine months ended September 30, 2015, we recorded a $25 million benefit in legal reserves, occupancy tax and other for the recovery of costs related to occupancy tax litigation matters.
Restructuring and Related Reorganization Charges

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Restructuring and related reorganization charges	$7	$72	(91)%	46	82	(44)%
% of revenue	0.3%	3.7%		0.7%	1.6%
In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to previously disclosed acquisitions, we recognized $7 million and $46 million in restructuring and related reorganization charges during the three and nine months ended September 30, 2016 compared to $72 million and $82 million during the three and nine months ended September 30, 2015. Based on current plans, which are subject to change, we expect total 2016 charges of $50 million to $55 million, but these could be higher should we make additional decisions in the fourth quarter and estimates do not include any possible future acquisition integrations. For additional information, see Note 10—Restructuring and Related Reorganization Charges in the notes to the consolidated financial statements.
Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Operating income	$386	$345	12%	315	384	(18)%
% of revenue	15.0%	17.8%		4.7%	7.7%

Operating income increased for the three months ended September 30, 2016, compared to the same period in 2015 primarily due to the growth in revenue and lower restructuring and related reorganization charges in the current period, partially offset by increased costs and expenses, including growth in technology and content expense in excess of revenue growth, higher amortization of intangible assets as well as the impact of the $132 million gain recognized in the prior year related to Hawaii pay-to-play refunds discussed above.
Operating income decreased for the nine months ended September 30, 2016, compared to the same period in 2015 primarily due to increased costs and expenses, including growth in technology and content expense in excess of revenue growth, higher amortization of intangible assets as well as the impact of the prior year Hawaii pay-to-play refund gain, partially offset by the growth in revenue.
Included in our consolidated operating income for the nine months ended September 30, 2015 was operating losses for eLong through its disposition date of May 22, 2015 of $86 million.

Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Interest income	$6	$4	40%	14	14	—%
Interest expense	(43)	(33)	30%	(130)	(90)	45%
Interest expense increased for the three and nine months ended September 30, 2016, compared to the same periods in 2015, primarily as a result of additional interest on the $750 million senior unsecured notes issued in December 2015. In addition, the increase in the nine months ended September 30, 2016 is also a result of additional interest on the Euro 650 million of senior unsecured notes issued in June 2015.
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
Other, Net
Other, net changed from a gain of $26 million for the three months ended September 30, 2015 primarily related to foreign exchange gains to loss of $9 million for the three months ended September 30, 2016 primarily related to foreign exchange losses.
Other, net changed from income of $114 million for the nine months ended September 30, 2015 to a loss of $37 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, in conjunction with the acquisition of additional interest in one of our equity method investments, we remeasured our previously held equity interest to fair value and recognized a gain of $77 million in other, net. During the nine months ended September 30, 2016, other, net was primarily composed of foreign exchange rate losses.
Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$61	$66	(8)%	$(15)	$196	N/A
Effective tax rate	17.9%	19.3%		(9.2)%	21.1%
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items.
The effective tax rate for the nine months ended September 30, 2016 is a tax benefit measured against book income, due to discrete income tax items including release of a valuation allowance for net operating losses in the first quarter of 2016, as well as recognition of excess tax benefits related to share-based payments resulting from the adoption of new accounting guidance for share-based payments as of January 1, 2016. The effective tax rate for the nine months ended September 30, 2015 was primarily related to the sale of eLong.

In addition to the above, our effective tax rate for all periods was lower than the 35% federal statutory rate due to earnings in foreign jurisdictions outside of the United States, predominately Switzerland, where our statutory income tax rate is lower.

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $1.9 billion and $1.7 billion at September 30, 2016 and December 31, 2015, including $1.0 billion and $645 million of cash and short-term investment balances held in wholly-owned foreign subsidiaries, (which includes $681 million and $441 million related to earnings indefinitely invested outside the United States) as well as $72 million for both periods held in majority-owned subsidiaries, which is also indefinitely invested outside the United States; and our $1.5 billion revolving credit facility, which is essentially untapped.
The revolving credit facility, which was amended in the first quarter of 2016 to increase borrowing capacity to $1.5 billion, extend the expiration to February 2021 and provide more favorable fees (as disclosed herein), bears interest based on the Company’s credit ratings with the applicable interest rate on drawn amounts was LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts was 17.5 basis points as of September 30, 2016.
Our credit ratings are periodically reviewed by rating agencies. As of September 30, 2016, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.
As of September 30, 2016, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $500 million in registered senior unsecured notes due in August 2018 that bear interest at 7.456%, $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%, Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5% and $750 million of senior unsecured notes due in February 2026 that bear interest at 5.0%.
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
As of September 30, 2016, we had a deficit in our working capital of $3.0 billion, compared to a deficit of $2.9 billion as of December 31, 2015. The change in deficit is primarily due to use of cash for financing and investing activities, including capital expenditures and share repurchases.

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
Our cash flows are as follows:

	Nine months ended September 30, 2016
	2016	2015	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$1,544	$1,542	$2
Investing activities	(589)	(2,104)	1,515
Financing activities	(815)	725	(1,540)
Effect of foreign exchange rate changes on cash and cash equivalents	29	(110)	139
For the nine months ended September 30, 2016, net cash provided by operating activities was effectively flat as higher operating income after adjusting for impacts of depreciation and amortization was mostly offset by a decrease in benefits from working capital adjustments and a net refund of occupancy and other taxes during 2015.
For the nine months ended September 30, 2016, cash used in investing activities decreased by $1.5 billion primarily due to a decrease of cash used for acquisitions of $1.9 billion, partially offset by net proceeds from the sale of eLong of $524 million received in the prior year.
For the nine months ended September 30, 2016, cash used in financing activities primarily included the repayment of $401 million of HomeAway Convertible Notes, cash paid to acquire shares of $367 million, including the repurchased shares under the authorizations discussed below, and $111 million cash dividend payment, partially offset by $104 million of proceeds from the exercise of options and employee stock purchase plans. For the nine months ended September 30, 2015, cash provided by financing activities primarily included $700 million of net proceeds for the issuance of 2.5% Notes in June 2015, $106 million of proceeds from the exercise of options and employee stock purchase plans as well as the issuance of treasury stock and $85 million in excess tax benefit on equity awards, of which approximately $47 million related to the excess tax benefit associated with the stock options exercised by our Chairman and Senior Executive. These financing inflows were offset in part by $85 million of withholding taxes for stock option exercises paid on behalf of our Chairman and Senior Executive in exchange for surrendering a portion of his vested shares, which were concurrently canceled, as well as cash paid to acquire shares of $49 million under the repurchase authorizations discussed below, and $77 million cash dividend payments.
In 2012, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock. In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized an additional repurchase of up to 10 million shares of our common stock. During the nine months ended September 30, 2016 and 2015, we repurchased, through open market transactions, 3.2 million and 0.5 million shares under these authorization for a total cost of $349 million and $45 million, excluding transaction costs. As of September 30, 2016, 8.0 million shares remain authorized for repurchase under these authorizations with no fixed termination date for the repurchases.

During the first nine months ended September 30, 2016 and 2015, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Nine months ended September 30, 2016
February 8, 2016	$0.24	March 10, 2016	$36,174	March 30, 2016
April 26, 2016	0.24	May 26, 2016	35,773	June 16, 2016
July 27, 2016	0.26	August 25, 2016	39,062	September 15, 2016
Nine months ended September 30, 2015
February 4, 2015	$0.18	March 10, 2015	$22,895	March 26, 2015
April 29, 2015	0.18	May 28, 2015	23,096	June 18, 2015
July 29, 2015	0.24	August 27, 2015	31,182	September 17, 2015
In addition, in October 2016, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.26 per share of outstanding common stock payable on December 8, 2016 to stockholders of record as of the close of business on November 17, 2016. Future declarations of dividends are subject to final determination by our Board of Directors.
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
The effect of foreign exchange on our cash balances denominated in foreign currency for the nine months ended September 30, 2016, compared to the same period in 2015, showed a net change of $139 million reflecting higher foreign-denominated cash balances and appreciations in foreign currencies in the current year period compared to depreciations the prior year period.
In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December, 31, 2015. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of September 30, 2016 or December 31, 2015.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There has been no material changes in our market risk during the three and nine months ended September 30, 2016. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below regarding the acquisitions of Orbitz and HomeAway.
On September 17, 2015, we acquired Orbitz and, on December 15, 2015, we acquired HomeAway. Orbitz and HomeAway on a combined basis represented approximately 6% and 5% of our consolidated total assets (excluding goodwill and acquired intangible assets) as of September 30, 2016 and December 31, 2015, and 17% and 3% of our consolidated revenue for the nine months ended September 30, 2016 and the year ended December 31, 2015. Both Orbitz and HomeAway had existing systems of internal controls over financial reporting in compliance with the Sarbanes-Oxley Act of 2002, the components of which will be maintained or naturally integrated into our system of internal controls over financial reporting commensurate with the level of operational and technology integration of each company. We are in the process of documenting and testing those controls at each company that we expect to be maintained and plan to incorporate the companies in our evaluation of internal controls over financial reporting during 2016. As permitted by the Securities and Exchange Commission’s guidance on newly acquired entities, management’s assessment and conclusion on the effectiveness of the Expedia’s disclosure controls and procedures as of September 30, 2016 excluded an assessment of the internal control over financial reporting of HomeAway, and those components of Orbitz not integrated as of September 30, 2016.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016. The following are developments regarding such legal proceedings:
Actions Filed by Individual States, Cities and Counties
City of San Diego, California Litigation. On September 29, 2016, in connection with the California Supreme Court’s review of the California Court of Appeals' decision that online travel companies are not liable for hotel occupancy taxes, the parties presented oral arguments to the court. A decision by the court is pending.
State of New Hampshire Litigation. On August 1, 2016, the defendant online travel companies filed a motion for leave of court to submit a renewed motion for summary judgment as to the State of New Hampshire’s consumer protection act claims. On October 3, 2016, the court denied the motion and scheduled a trial date of May 1, 2017.
Arizona Cities Litigation. On October 17, 2016, the Arizona Tax Court denied the cities’ motion to amend or alter the court’s decision that the tax statutes at issue preclude retroactive application of tax liability because the cities never attempted to apply or enforce the taxes prior to the 2013 assessments at issue.
Village of Matteson, Illinois Litigation. On July 29, 2016, the Illinois state court granted the defendant online travel companies’ motion to dismiss plaintiffs’ common law claims.
In addition, the following new case has been filed:
State of Louisiana/City of New Orleans Litigation. On August 24, 2016, the State of Louisiana Department of Revenue and the City of New Orleans filed a lawsuit in Louisiana state court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, Orbitz and Egencia. See Kimberly L. Robinson, Secretary of the Department of Revenue for the State of Louisiana and City of New Orleans Department of Finance v. Priceline.com, Inc. et al., Case No. 650894 (19th Judicial District Court, Parish of East Baton Rouge, Louisiana). The complaint alleges claims for declaratory judgment, violation of state and city tax laws, unfair trade practices, breach of fiduciary duty, and imposition of a constructive trust.

Actions Filed by Expedia
State of Hawaii (General Excise Tax). On August 5, 2016, the Hawaii tax court granted in part and denied in part the online travel companies’ and the Hawaii Director of Revenue’s motions for partial summary judgment with respect to merchant model car rental transactions at issue for the tax years 2000 through 2013. The court held that taxes are due on the online travel companies’ services to facilitate car rentals. The court further ruled that for car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for the tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. The case is proceeding in the tax court for a calculation of amounts due. Upon completion of the tax court proceeding, the Expedia companies will appeal, and will be required to “pay to play” the full amount claimed due as a condition of appeal. The final amount of this payment has not been determined.
State of Maine Litigation. The online travel companies reached a settlement in principle with the State of Maine.
Other Legal Proceedings

Putative Class Action Litigation

Buckeye Tree Lodge Lawsuit. On August 17, 2016, a putative class action suit was filed in federal district court in the Northern District of California against Expedia, Hotels.com, Orbitz and Trivago relating to alleged false advertising. Buckeye Tree Lodge and Sequoia Village Inn, LLC v. Expedia, Inc., et al, Case No. 3:16-cv-04721-SK (U.S. District Court, Norther District of California). The putative class is comprised of hotels and other providers of overnight accommodations whose names appeared on the Expedia defendants’ websites with whom the Expedia defendants did not have a booking agreement during the relevant time period. The complaint asserts claims against the Expedia defendants for violations of the Lanham Act, the California Business & Professions Code, intentional and negligent interference with prospective economic advantage, unjust enrichment and restitution.

Part II. Item 1. Legal Proceedings

HomeAway Legal Proceedings

Portland, Oregon Litigation. On July 11, 2016, the City of Portland filed an amended complaint. HomeAway responded by filing a motion to dismiss the amended complaint on August 5, 2016. The City of Portland has opposed the motion, which remains pending.

San Francisco, California Litigation.  On July 19, 2016, the court granted the City and County of San Francisco motion to stay the case for 60 days because the city was considering amending the ordinance in response to the lawsuits filed by HomeAway. The city amended its ordinance. On September 6, 2016, HomeAway filed an amended complaint and motion for preliminary injunction to declare the new amended ordinance invalid. The city has opposed the motion. Oral argument on this motion was held on October 6, 2016.

Anaheim, California Litigation.  On July 29, 2016, HomeAway filed an action against the City of Anaheim requesting a declaration that certain sections of an Anaheim ordinance violate the Communications Decency Act of 1996 and the First and Fourteenth Amendments of the U.S. Constitution.  HomeAway.com, Inc. v. City of Anaheim, Case No. 8:16-cv-01402 (U.S. District Court, Central District of California). In response, the city informed HomeAway, by letter, that it would not enforce the provisions of the ordinance that impose obligations on platforms like HomeAway. After administrative process, the city determined that its ordinance regarding obligations on platforms such as HomeAway's was invalid, and therefore this case has been dismissed.

Santa Monica, California Litigation.  On September 2, 2016, HomeAway filed an action against the City of Santa Monica requesting a declaration that certain sections of a Santa Monica ordinance violate the Communications Decency Act of 1996, the Storage Communications Act, and the First, Fourth, and Fourteenth Amendments of the U.S. Constitution. HomeAway.com, Inc. v. City of Santa Monica, Case Nos. 2:16-cv-6645-ODW-AFM; 2:16-cv-06641-ODW-AFM (U.S. District Court, Central District of California).  On the same day, HomeAway filed a motion for preliminary injunction, seeking to enjoin enforcement of the ordinance.  In response, the city requested a stay of proceedings to prepare and consider amendments to the ordinance.  The court granted the city's motion to stay the case until January 12, 2017, or the effective date of any new Santa Monica ordinance, whichever occurs later.

Hotel Booking Practices Proceedings and Litigation.
For a discussion of certain matters related to hotel booking practices, see Note 13 - Commitments and Contingencies - Legal Proceedings - Matters Relating to Hotel Booking Practices in the notes to consolidated financial statements.

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
During 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. A summary of the repurchase activity for the third quarter of 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
July 1-31, 2016	—	$—	—	8,340
August 1-31, 2016	—	—	—	8,340
September 1-30, 2016	342	108.04	342	7,998
Total	342	$108.04	342

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

October 27, 2016	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer