Form 10-K
period 2016-12-31
Expedia, Inc.
filed 2017-02-10
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 001-37429
_______________________________________________
EXPEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2705720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 108th Avenue NE
Bellevue, WA 98004
(Address of principal executive office) (Zip Code)
Registrant’s telephone number, including area code:
(425) 679-7200
_______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, $0.0001 par value	The Nasdaq Global Select Market
Expedia, Inc. 2.500% Senior Notes due 2022	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2016, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $12,722,607,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at January 27, 2017 were approximately,
Common stock, $0.0001 par value per share	137,008,389 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares
Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Portions of the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (Proxy Statement)	Part III

Expedia, Inc.
Form 10-K
For the Year Ended December 31, 2016

Expedia, Inc.
Form 10-K
For the Year Ended December 31, 2016

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
Management Overview
General Description of our Business
Expedia, Inc. is an online travel company, empowering business and leisure travelers through technology with the tools and information they need to efficiently research, plan, book and experience travel. We seek to grow our business through a dynamic portfolio of travel brands, including our majority-owned subsidiaries that feature the world’s broadest supply portfolio — including more than 350,000 properties and over 1.2 million online bookable vacation rental listings in 200 countries, over 500 airlines, packages, rental cars, cruises, as well as destination services and activities. Travel suppliers distribute and market products via our desktop and mobile offerings, as well as through alternative distribution channels including social media, our private label business and our call centers in order to reach our extensive, global audience. In addition, our advertising and media businesses help other businesses, primarily travel providers, reach a large audience of travelers around the globe.
Our portfolio of brands includes:

•	Expedia.com®, a leading full service online travel company with localized sites in 33 countries;

•	Hotels.com®, a global lodging expert operating 89 localized websites in 39 languages with its award winning Hotels.com® Rewards loyalty program;

•	Orbitz Worldwide, including leading U.S. travel websites Orbitz.com and CheapTickets.com, as well as ebookers, a full service travel brand with websites in seven European countries;

•
Expedia® Affiliate Network ("EAN"), a global B2B brand that powers the hotel business of leading airlines, top consumer brands, online travel agencies and thousands of other partners through its API and template solutions;

•	trivago®, a leading online hotel metasearch platform with sites in 55 countries worldwide;

•	HomeAway®, a global online marketplace for the vacation rental industry, which also includes the VRBO, VacationRentals.com and BedandBreakfast.com brands, among others;

•	Egencia®, a leading corporate travel management company;

•	Travelocity®, a leading online travel brand in the U.S. and Canada delivering customer service when and where our customers need it with the Customer 1st Guarantee;

•	Hotwire®, inspiring spontaneous travel through Hot Rate® deals;

•	Expedia® Media Solutions, the advertising sales division of Expedia, Inc. that builds media partnerships and enables brand advertisers to target a highly-qualified audience of travel consumers;

•	Wotif Group, a leading portfolio of travel brands including Wotif.com®, Wotif.co.nz, lastminute.com.au®, lastminute.co.nz and travel.com.au®;

•	Classic Vacations®, a top luxury travel specialist;

•	CarRentals.com™, a premier online car rental booking company with localized sites in 13 countries;

•	Expedia Local Expert®, a provider of online and in-market concierge services, activities, experiences and ground transportation in over a thousand destinations worldwide; and

•
Expedia® CruiseShipCenters®, a provider of exceptional value and expert advice for travelers booking cruises and vacations through its network of over 230 retail travel agency franchises across North America.

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
Equity Ownership and Voting Control
As of December 31, 2016, there were 137,232,450 shares of Expedia common stock and 12,799,999 shares of Expedia Class B common stock outstanding. Expedia stockholders are entitled to one vote for each share of common stock and ten votes for each share of Class B common stock outstanding. As of December 31, 2016, Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”), through its wholly-owned subsidiaries, held approximately 8% of Expedia’s outstanding common stock and 100% of Expedia’s outstanding Class B common stock (or, assuming conversion of all shares of Class B common stock into shares of common stock, held 16% of Expedia’s outstanding common stock). Barry Diller, Chairman and Senior Executive of Expedia holds an irrevocable proxy granted by Liberty Expedia Holdings, pursuant to which Mr. Diller has the right to vote the Expedia securities held by Liberty Expedia Holdings and its subsidiaries (the “Diller Proxy”), which proxy has been assigned by Mr. Diller to Liberty Expedia Holdings until the earlier of May 4, 2018 or the occurrence of certain termination events. As of December 31, 2016, as a result of their agreements and respective holdings in Expedia, Mr. Diller and Liberty Expedia Holdings may be deemed to share voting power over securities representing approximately 54% of the combined voting power of the outstanding Expedia capital stock.
By virtue of the voting power of an irrevocable proxy granted to Mr. Diller by John C. Malone and Leslie Malone over their shares in Liberty Expedia Holdings and the governance arrangements at Liberty Expedia Holdings, during the period the assignment of the Diller Proxy and the proxy granted him by the Malones are in effect, Mr. Diller is effectively able to control the outcome of nearly all matters submitted to a vote or for the consent of Expedia’s stockholders (other than with respect to the election by the Expedia common stockholders of 25% of the members of Expedia’s Board of Directors and certain matters as to which a separate class vote of the holders of Expedia common stock or Expedia preferred stock is required under Delaware law). Upon the termination or expiration of the assignment of the Diller Proxy (unless the Diller Proxy itself has terminated), Mr. Diller will continue to be able to control the outcome of such matters. In addition, pursuant to the Amended and Restated Governance Agreement, dated as of December 20, 2011, as amended, among Expedia, Liberty Expedia Holdings and Mr. Diller, each of Mr. Diller and Liberty Expedia Holdings generally has the right to consent to certain significant corporate actions in the event that Expedia or any of its subsidiaries incurs any new obligations for borrowed money within the definition of “total debt” set forth in the Governance Agreement for as long as Expedia’s ratio of total debt to EBITDA, as defined therein, equals or exceeds eight to one.

Market Opportunity & Business Strategy
Expedia is the world’s largest online travel company, yet our gross bookings represent only about 6% of total worldwide travel spending. Phocuswright estimates global travel spending at approximately $1.3 trillion in 2016, with an increasing share booked through online channels each year. We have built, and continue to build, a broad and deep supply portfolio which today includes more than 350,000 properties, over 500 airlines and numerous car rental companies, cruise companies and other travel suppliers, as well as more than 1.2 million online bookable vacation rental properties.
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
We organize our company around key platforms. Brand Expedia Group consists of our multi-product brands, including Brand Expedia, Orbitz, Travelocity, Wotif Group and Expedia Local Expert. In addition, our Hotwire brand also offers consumers reservations for hotels, airline tickets and rental cars.
Brand Expedia. A leading full-service online travel brand with localized sites in 33 countries offering a wide selection of travel products and services. Through award-winning mobile apps and Expedia-branded websites, travelers have access to the latest technology that delivers airline tickets, lodging, car rentals, rail, cruises, insurance and many things to do - such as airport transfers, activities and tours - from hundreds of thousands of suppliers, on both a standalone and package basis. Across the more than 20 years that Expedia has been helping people travel with confidence and ease, the company has learned that travelers benefit when Expedia continually improves and optimizes its offering, to ensure that travelers the world over can book the trip they need, in the manner they choose, at any point and save. That commitment has propelled Expedia to a leadership position within travel, and ensures that Expedia can continue to help millions of travelers experience the world.
Orbitz. In September 2015, we acquired Orbitz Worldwide, Inc., including all of its brands and assets. Orbitz Worldwide is a travel portfolio including Orbitz.com, CheapTickets.com and ebookers.
Travelocity. After entering into an exclusive, long-term strategic marketing agreement with Travelocity during the third quarter of 2013, under which Brand Expedia powered the technology platform, supply and customer service for Travelocity’s existing websites in the United States and Canada, we announced in January 2015 that we had acquired the Travelocity brand and associated assets from Sabre Corporation (“Sabre”) and had terminated the strategic marketing and other related agreements. A pioneer in the online travel industry, Travelocity celebrated its 20th anniversary in 2016. Travelocity and its famous Roaming Gnome encourage travelers in the United States and Canada to “Wander Wisely™”.
Wotif Group. In November 2014, we completed the acquisition of Wotif Group, a leading Australian online travel company, comprised of the Wotif.com, lastminute.com.au and travel.com.au brands in Australia, and Wotif.co.nz and lastminute.co.nz in New Zealand. Wotif.com launched in 2000, and was listed on the Australian Securities Exchange in June 2006 as Wotif.com Holdings Limited, under the ASX code “WTF,” prior to being acquired by Expedia.
Expedia Local Expert. Our Expedia Local Expert network offers online and in-market concierge services, activities, experiences, attractions and ground transportation. With access to a rich portfolio of over 25,000 tours and adventures, LX can be found on more than 60 Expedia, Inc. websites, and operates more than 100 concierge and activity desks in major resort destinations.

Hotwire. Hotwire offers a travel booking service that matches flexible, value-oriented travelers with suppliers who have excess seats, rooms and cars they offer at lower rates than retail. Hotwire’s Hot Rate® Hotels, Hot Rate® Cars and Hot Rate® Flights offer travelers an extra low price as the supplier name is not revealed until after the traveler books and pays. With Hotwire’s unique model, suppliers create value from excess availability without diluting their core, brand-loyal traveler base. Hotwire partners with leading hotel companies worldwide, brand-name domestic and international airlines, and major car rental companies in the United States.
Our hotel-only platform includes Hotels.com Worldwide and Expedia Affiliate Network.
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
Expedia Affiliate Network. EAN is the purely partner-focused arm of Expedia, Inc. EAN partners with businesses across a wide range of verticals including loyalty programs, airlines, travel agents and online retailers who remarket EAN’s accommodation rates and availabilities to their travelers. Partners can access EAN accommodations in the way that best suits their business, whether that is a fully customizable environment through EAN’s API or an ‘off-the-shelf,’ white-label or co-branded template solution offering.
Egencia. Our full-service travel management company offers travel products and services to businesses and their corporate travelers. Egencia maintains a global presence in more than 65 countries across North America, Europe and Asia Pacific. Egencia provides, among other things, a global technology platform coupled with local telephone assistance with expert travel consultants, unique supply targeted at business travelers, and consolidated reporting for its clients. Egencia charges its corporate clients account management fees, as well as transactional fees for various contacts made as part of the travel process. In addition, Egencia provides on-site agents to some corporate clients to provide in-house, seamless support. Egencia also offers consulting and meeting management services as well as advertising opportunities. We believe the corporate travel sector represents a significant opportunity for Expedia through Egencia’s compelling technology solution for businesses seeking to improve employees’ travel experiences and optimize travel costs by moving the focus of the corporate travel program to online and mobile services versus the traditional call center approach.
HomeAway. In December 2015, we acquired HomeAway, which operates an online marketplace for the vacation rental industry. The HomeAway portfolio includes the vacation rental websites HomeAway.com, VRBO.com and VacationRentals.com in the United States; HomeAway.co.uk and OwnersDirect.co.uk in the United Kingdom; HomeAway.de in Germany; Abritel.fr and Homelidays.com in France; HomeAway.es and Toprural.es in Spain; AlugueTemporada.com.br in Brazil; HomeAway.com.au and Stayz.com.au in Australia; Bookabach.co.nz in New Zealand; and in Asia, HomeAway.asia. HomeAway also operates BedandBreakfast.com, a comprehensive global site for finding bed-and-breakfast properties. In addition to its online marketplace, HomeAway also offers software solutions to property managers through its HomeAway Software for Professionals and Glad to Have You products.
trivago. trivago is our majority-owned hotel metasearch company, based in Dusseldorf, Germany, featuring price comparison from approximately 1.3 million hotels in over 190 countries. Officially launched in 2005, trivago is one of the best known brands globally for searching for hotels online and can be accessed worldwide via 55 localized websites and apps in 33 languages. Subsequent to its initial public offering ("IPO") in December 2016, the company is listed on the Nasdaq Global Select Market and trades under the symbol "TRVG."
Classic Vacations. Classic Vacations offers individually tailored vacations primarily through a national network of third-party retail travel agents. Classic delivers a full line of premium vacation packages — air, hotels, car rentals, activities, cruises and private transportation — to create customized luxury vacations in Hawaii, the Caribbean, Mexico, Costa Rica, Europe, Australia, New Zealand, Fiji, Maldives, Dubai, Seychelles and Tahiti. Travel agents and travelers can preview our product offering through our website www.classicvacations.com.
Expedia CruiseShipCenters. Expedia CruiseShipCenters is a leading seller of cruises and vacations. The franchise company has over 230 retail locations across North America, a team of over 4,500 professionally-trained vacation consultants and an inventory of more than 200,000 staterooms available to book online or in store.
CarRentals.com. CarRentals.com is an online car rental marketing and retail firm offering a diverse selection of car rentals direct to consumers. Following our July 2014 acquisition of Auto Escape Group, one of Europe’s leading online car rental reservation companies, the Auto Escape Group joined with the CarRentals.com brand. With CarRentals.com’s international expansion, it is able to provide our customers more choices across the globe and help our supply partners expand their marketing reach.
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
Global Expansion. Our Expedia, Hotels.com, Egencia, and EAN brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online reservation in Europe and Wotif Group includes a leading portfolio of travel brands, including Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.com.nz and travel.com.au. Egencia, our corporate travel business, operates in over 65 countries around the world and continues to expand, including its 2012 acquisition of VIA Travel. The HomeAway portfolio has over 50 vacation rental sites all around the world. We own a majority share of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. trivago continues to operate independently and rapidly grow revenue through global expansion, including aggressive expansion in new countries. In addition, we have commercial agreements in place with Ctrip and eLong in China, as well as Decolar.com, Inc. in Latin America. In 2016, approximately 36% of our worldwide gross bookings and 43% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating at least 65% of our revenue through businesses and points of sale outside of the United States.
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
New Channel Penetration. Technological innovations and developments continue to create new opportunities for travel bookings made through mobile devices, in addition to more traditional methods like desktop and laptop computers. In the past few years, each of our brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends, and some of our brands now see more traffic via mobile devices than via traditional desktops. Mobile bookings via smartphones continue to present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we had historically experienced via more traditional online booking methods. In addition, we are seeing increasing cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the year ended December 31, 2016, nearly one in three Expedia, Inc. transactions were booked globally on a mobile device.
Business Models
We make travel products and services available both on a stand-alone and package basis, primarily through the following business models: the merchant model, the agency model and the advertising model. In addition, upon our acquisition of HomeAway in December 2015, we also earn revenue related to subscription-based vacation rental listing and other ancillary services provided to property owners and managers as well as from the traveler service fee that was rolled out in the United States and Europe in the first half of 2016.
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
Relationships with Travel Partners
Overview. We make travel products and services available from a variety of hotel companies, large and small commercial airlines, car rental companies, cruise lines, destination service providers and HomeAway property owners and managers. We seek to build and maintain long-term, strategic relationships with travel suppliers and global distribution system (“GDS”) partners. An important component of the success of our business depends on our ability to maintain our existing, as well as build new, relationships with travel suppliers and GDS partners.
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

Our marketing channels primarily include online advertising, including search engine marketing and optimization as well as metasearch, social media sites, offline advertising, loyalty programs, mobile apps and direct and/or personalized traveler communications on our websites as well as through direct e-mail communication with our travelers. Our marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from our travel suppliers based on our supplier relationships. Our traveler loyalty programs include Hotels.com Rewards on Hotels.com global websites and Expedia®+ rewards on over 30 Brand Expedia points of sale, as well as Orbitz Rewards on Orbitz.com. The cost of these loyalty programs is recorded as a reduction of revenue in our consolidated financial statements.
We also make use of affiliate marketing. The Expedia.com, Hotels.com, Hotwire, Travelocity, HomeAway, Wotif and lastminute.com.au branded websites receive bookings from consumers who have clicked-through to the respective websites through links posted on affiliate partner websites. Affiliate partners can also make travel products and services available on their own websites through a Brand Expedia, Hotels.com or HomeAway co-branded offering or a private label website. Our EAN business provides our affiliates with technology and access to a wide range of products and services. We manage agreements with thousands of third-party affiliate partners, including a number of leading travel companies, pursuant to which we pay a commission for bookings originated from their websites.
Operations and Technology
We operate several technology platforms that support our brands. The Brand Expedia technology platform supports our full-service and multi-product brands, including Brand Expedia, Orbitz, Travelocity, Wotif Group and Expedia Local Expert, as well as certain parts of the Hotwire brand. The Hotels.com technology platform supports our hotel-only offering, including Hotels.com Worldwide and EAN. In addition, we operate Egencia, our corporate travel platform; HomeAway, our vacation rentals platform; and trivago, the hotel-only metasearch platform.
All of our brands share and benefit from our corporate technology infrastructure, including customer support, data centers and transaction processing capabilities.
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
Our competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers, including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services, large online portals and search websites, certain travel metasearch websites, mobile travel applications, social media websites, as well as traditional consumer eCommerce and group buying websites. We face these competitors in local, regional, national and/or international markets. In some cases, competitors are offering more favorable terms and improved interfaces to suppliers and travelers which make competition increasingly difficult. We also face competition for customer traffic on internet search engines and metasearch websites, which impacts our customer acquisition and marketing costs.
We believe that maintaining and enhancing our brands is a critical component of our effort to compete. We differentiate our brands from our competitors primarily based on the multiple channels we use to generate demand, quality and breadth of travel products, channel features and usability, price or promotional offers, traveler service and quality of travel planning content and advice as well as offline brand efforts. The emphasis on one or more of these factors varies, depending on the brand or business and the related target demographic. Our brands face increasing competition from travel supplier direct websites. In some cases, supplier direct channels offer advantages to travelers, such as long standing loyalty programs, complimentary services such as Wi-Fi, and better pricing. Our websites feature travel products and services from numerous travel suppliers, and allow travelers to combine products and services from multiple providers in one transaction. We face competition from airlines, hotels, alternative accommodation sites, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites. Our business is generally sensitive to changes in the competitive landscape, including the emergence of new competitors or business models, and supplier consolidation.
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
Regulation
We must comply with laws and regulations relating to the travel industry, the vacation rental industry and the provision of travel services, including registration in various states as “sellers of travel” and compliance with certain disclosure requirements and participation in state restitution funds In addition, our businesses are subject to regulation by the U.S. Department of Transportation and must comply with various rules and regulations governing the provision of air transportation, including those relating to advertising and accessibility.
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

We have four reportable segments: Core Online Travel Companies ("Core OTA"), trivago, Egencia and HomeAway upon its acquisition in December 2015. In addition, eLong was a reportable segment through its disposal on May 22, 2015. The segment and geographic information required herein is contained in NOTE 19 — Segment Information, in the notes to our consolidated financial statements.
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
Code of Ethics. We post both our Employee Code of Business Conduct and Ethics, which applies to all employees, including all executive officers and senior financial officers, as well as our Code of Business Conduct and Ethics for Directors and Senior Financial Officers on our corporate website at www.expediainc.com. Both codes comply with Item 406 of SEC Regulation S-K and the rules of NASDAQ. We intend to disclose any changes to the codes that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for our executive officers, senior financial officers or directors, on our corporate website.
Employees
As of December 31, 2016, we employed approximately 20,075 full-time and part-time employees. We believe we have good relationships with our employees, including relationships with employees represented by works councils or other similar organizations.
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
The market for the services we offer is increasingly and intensely competitive. We compete with both established and emerging online and traditional sellers of travel-related services, including:

•	online and traditional travel agencies, wholesalers and tour operators,

•	travel suppliers, including hotels and airlines,

•	large online portal and search websites,

•	travel metasearch websites,

•

•	corporate travel management service providers,

•	mobile platform travel applications,

•	social media websites,

•	eCommerce websites and group buying websites, and

•	Alternative accommodation websites.
Online and traditional travel agencies: We face increasing competition from other online travel agencies (“OTAs”) in many regions, such as The Priceline Group and its subsidiaries Booking.com and Agoda.com, as well as regional competitors such as Ctrip, which in some cases may have more favorable offerings for travelers or suppliers, including pricing and supply breadth. In addition, the global OTA market continues to consolidate, with certain competitors merging or forming strategic partnerships. We also compete with traditional travel agencies (operating both offline and online), wholesalers and tour operators for both travelers and the acquisition and retention of supply.
Travel suppliers: Travel suppliers such as airlines and hotels, may offer products and services on more favorable terms to consumers who transact directly with them, including lower prices, no fees or unique access to proprietary loyalty programs, such as points and miles. Many of these competitors, such as airlines, hotel and rental car companies, have been steadily focusing on increasing online demand on their own websites and mobile applications in lieu of third-party distributors such as the various Expedia sites. For instance, some low cost airlines, which are having increasing success in the marketplace, distribute their online supply exclusively through their own websites and several large hotel chains have combined to establish a single online hotels search platform with links directly to their own websites and mobile applications. In the past year, certain hotel chains have launched advertising campaigns expressly designed to drive consumer traffic directly to their websites. Suppliers who sell on their own websites, in some instances, offer advantages such as favorable rates, increased or exclusive product availability, complimentary Wi-Fi, and their own bonus miles or loyalty points, or in the case of airlines promote hotel supply at their websites, which could make their offerings more attractive to consumers than ours.
Search engines: We also face increasing competition from search engines including Google. To the extent that these leading search engines that have a significant presence in our key markets disintermediate online travel agencies or travel content providers by offering comprehensive travel planning, shopping or booking capabilities, or increasingly refer those leads directly to suppliers or other favored partners, increase the cost of traffic directed to our websites, or offer the ability to transact on their own website, there could be a material adverse impact on our business and financial performance. For example, in recent years search engines have increased their focus on acquiring or launching flight and hotel search products that provide increasingly comprehensive travel planning content and direct booking capabilities, comparable to OTAs. In addition, these search engines continue to expand their voice and artificial intelligence capabilities. To the extent these actions have a negative effect on our search traffic or the cost of acquiring such traffic, our business and financial performance could be adversely affected.
In addition, our websites, or websites in which we hold a significant ownership position, including trivago-branded websites, compete for advertising revenue with these search engines, as well as with large internet portal sites that offer advertising opportunities for travel-related companies. Several of these competitors have significantly greater financial, technical, marketing and other resources and large client bases than we do. We expect to face additional competition as other established and emerging companies enter the online advertising market. Competition could result in higher traffic acquisitions costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites.
Travel metasearch engines: Travel metasearch websites, including Kayak.com (a subsidiary of Priceline), trivago (a majority-owned subsidiary of Expedia), TripAdvisor, and Qunar (a subsidiary of Ctrip), aggregate travel search results for a specific itinerary across supplier, travel agent and other websites. In addition, some metasearch sites have added or intend to add various forms of direct or assisted booking functionality to their sites in direct competition with certain of our brands. To the extent metasearch websites limit our participation within their search results, or consumers utilize the metasearch website for travel services and bookings instead of ours, our traffic-generating arrangements could be affected in a negative manner, or we may be required to increase our marketing costs to maintain market share, either of which could have an adverse effect on our business and results of operations. In addition, as a result of our majority ownership interest in trivago, we also now compete more directly with other metasearch engines and content aggregators for advertising revenue. To the extent that trivago’s ability to aggregate travel search results for a specific itinerary across supplier, travel agent and other websites is hampered, whether due to its affiliation with us or otherwise, trivago’s business and results of operations could be adversely affected and the value of our investment in trivago could be negatively impacted.
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

Mobile platform travel applications: Mobile platforms, including smartphones and tablet computers, continue to grow significantly. The improved functionality of mobile platforms has led to an increased use by consumers of standalone applications to research and book travel. If we are unable to offer innovative, user-friendly, feature-rich mobile applications and websites for our travel services, along with effective marketing and advertising, or if our mobile applications and websites are not used by consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.
Social media websites: Social media websites, including Facebook, continue to develop search functionality for data included within their websites and mobile applications, which may in the future develop into an alternative research and booking resource for travelers, resulting in additional competition. Notably, Facebook has launched Dynamic Ads for Travel product, expanding its reach into the travel market.
Alternative accommodations: Airbnb and similar websites that facilitate the short-term rental of homes and apartments from owners provide an alternative to hotel rooms and vacation rental properties available through Expedia websites, including HomeAway. The continued growth of alternative accommodation sources could affect overall travel patterns generally and the demand for our services specifically in facilitating reservations at hotels and vacation rentals. Furthermore, Airbnb and similar websites have added other travel services, such as tours, activities, hotel and flight bookings, any of which could further extend their reach into the travel market as they seek to compete with the traditional OTAs.
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
We continue to adapt our business to remain competitive, including investing in evolving channels such as metasearch and mobile, as well as offering new consumer choices, including inventory types and transactional models, and increasing supplier inventory on our existing platforms through acquisitions and partnerships. If we fail to appropriately adapt to competitive or consumer preference developments, our business could be adversely affected. Our attempts to adapt our current business models or practices or adopt new business models and practices in order to compete, may involve significant risks and uncertainties, including distraction of management from current operations, expenses associated with the initiatives, different legal or tax requirements, inadequate return on investments, difficulties and expenses associated with the integration of acquired brands and their inventory onto our platforms, as well as limit our ability to develop new site features. In addition, adaptations to our business may require significant investments, including changes to our financial systems and processes, which could significantly increase our costs and increase the risk of payment delays and/or non-payments of amounts owed to us from our supplier partners and customers. In addition, these new initiatives may not be successful and may harm our financial condition and operating results.
Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.
We increasingly utilize internet search engines such as Google, principally through the purchase of travel-related keywords, to generate a significant portion of the traffic to our websites and the websites of our affiliates. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites and those of our affiliates can be negatively affected. In addition, a significant amount of traffic is directed to our websites and those of our affiliates through participation in pay-per-click and display advertising campaigns on search engines, including Google, and travel metasearch engines, including Kayak and TripAdvisor. Pricing and operating dynamics for these traffic sources can change rapidly, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, adopt emerging technologies, such as voice, alter its search algorithms or results, any of which could cause a website to place lower in search query results, or inhibit participation in the search query results. If a major search engine changes its algorithms or results in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites and the websites of our affiliates, or those of our third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent. In addition, certain metasearch companies have added or intend to add various forms of direct or assisted booking functionality to their sites. To the extent such functionality is promoted at the expense of traditional paid listings, this may reduce the amount of traffic to our websites or those of our affiliates.
Our business depends on our relationships with travel suppliers and travel distribution partners.
An important component of our business success depends on our ability to maintain and expand relationships with travel suppliers, GDS partners, as well as owners and managers of vacation rental properties. A substantial portion of our revenue is derived from compensation negotiated with travel suppliers, in particular hotel suppliers, airlines, and GDS partners for bookings made through our websites. Each year we typically negotiate or renegotiate numerous long-term hotel and airline contracts.
No assurances can be given that our compensation, access to inventory, or access to inventory at competitive rates, will not be further reduced or eliminated in the future, or that travel suppliers will not reduce average daily rates (“ADRs”), attempt to implement costly direct connections; charge us for or otherwise restrict access to content, increase credit card fees or fees for other services; fail to provide us with accurate booking information or otherwise take actions that would increase our operating expenses. Any of these actions, or other similar actions, could reduce our revenue and margins thereby adversely affecting our business and financial performance.
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
For example, during regional or global recessions, domestic and global economic conditions can deteriorate rapidly resulting in increased unemployment and a reduction in available budgets for both business and leisure travelers, which slow spending on the services we provide and have a negative impact on our revenue growth. Additionally, if individual countries or regions experience deteriorating credit and economic conditions, and/or significant fluctuations of currency values relative to other currencies such as the U.S. dollar, it can lead to a negative impact on our foreign denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. dollars. Further economic weakness and uncertainty may result in significantly decreased spending on our services by both business and leisure travelers, which may have a material adverse impact on our business and financial performance. Political instability, including as a result of the recent United Kingdom “Brexit” referendum to withdraw from the European Union, geopolitical conflicts, significant fluctuations in currency values, sovereign debt issues, and macroeconomic concerns are examples of events that contribute to a somewhat uncertain economic environment, which could have a negative impact on the travel industry in the future. For example, the Paris terrorist attacks in November 2015 had a negative impact in the fourth quarter of 2015.
Our business is also sensitive to fluctuations in hotel supply, occupancy and ADRs, decreases in airline capacity, periodically rising airline ticket prices, or the imposition of taxes or surcharges by regulatory authorities, all of which we have experienced historically.
Other factors that could negatively affect our business include:

•	Significant changes in oil prices;

•	Continued air carrier and hotel chain consolidation;

•	Reduced access to discount airfares;

•	Travel-related strikes or labor unrest, bankruptcies or liquidations;

•	Increased incidents of actual or threatened terrorism;

•	Periods of political instability or geopolitical conflict, resulting in additional restrictions on travel or travelers becoming concerned about safety issues;

•	Natural disasters or events such as severe weather conditions, volcanic eruptions, hurricanes or earthquakes;

•	Travel-related accidents or the grounding of aircraft due to safety concerns; and

•	Health-related risks, such as the Ebola, H1N1, SARs and avian flu outbreaks.

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
We invest considerable financial and human resources in our brands in order to retain and expand our customer base. We expect that the cost of maintaining and enhancing our brands will continue to increase due to a variety of factors, including increased spending from our competitors, promotional and discounting activities, the increasing costs of our growing customer loyalty programs, the increasing costs of supporting multiple brands and the impact of competition among our multiple brands, expansion into geographies and products where our brands are less well known, inflation in media pricing including search engine keywords and the continued emergence and relative travel-related traffic share growth of search engines and metasearch engines. During 2016, certain online travel companies and metasearch sites continued to expand their offline and digital advertising campaigns globally, increasing competition for share of voice, and we expect this activity to continue in the future. We are also pursuing and expect to continue to pursue long-term growth opportunities, particularly in emerging markets, which have had and may continue to have a negative impact on our overall marketing efficiency.
Our efforts to preserve and enhance consumer awareness of our brands may not be successful, and, even if we are successful in our branding efforts, such efforts may not be cost-effective, or as efficient as they have been historically. Moreover, branding efforts with respect to some brands within the Expedia portfolio have in the past and may in the future result in marketing inefficiencies and negatively impact growth rates of other brands within our portfolio. In addition, our decisions over allocation of resources, and choosing to invest in branding efforts for certain brands in our portfolio at the expense of not investing in, or reducing our investments in, other brands in our portfolio could have an overall negative financial impact. If we are unable to maintain or enhance consumer awareness of our brands and generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.
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
Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings. The emergence of cloud computing, the growth of alternative platforms such as smartphone and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies that use cloud computing or for such platforms have, and will continue to require, new and costly investments in technology. Transitioning to these new technologies may be disruptive to resources and the services we provide, and may increase our reliance on third party service providers. For example, we are beginning to ramp up a multi-year project to migrate products and functionality and significantly increase our utilization of cloud computing services (such as Amazon Web Services). In addition, we may not be successful, or may be less successful than our current or new competitors, in developing technology that operates effectively across multiple devices and platforms and that is appealing to consumers, either of which would negatively impact our business and financial performance. New developments in other areas, such as cloud computing and software as a service provider, could also make it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. We have been engaged in a multi-year effort to migrate key portions of our consumer, affiliate, and corporate travel sites and back office application functionality to new technology platforms to enable us to improve conversion, innovate more rapidly, achieve better search engine optimization and improve our site merchandising and transaction processing capabilities, among other anticipated benefits. Implementations and system enhancements such as these have been in the past, and may continue to be in the future, more time consuming and expensive than originally anticipated, and the resources devoted to those efforts have adversely affected, and may continue to adversely affect, our ability to develop new site features. In addition, during the migration process the sites have in the past, and may continue in the future, to experience reduced functionality, decreases in conversion rates, and increased costs relating to maintaining redundant systems. Also, we may be unable to devote financial resources to new technologies and systems, or enhancements to existing infrastructure, technologies and systems, in the future. Overall, these implementations and systems enhancements may not achieve the desired results in a timely manner, to the extent anticipated, or at all. If any of these events occur, our business and financial performance could suffer.
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
We have acquired, invested in or entered into significant commercial arrangements with a number of businesses in the past, and our future growth may depend, in part, on future acquisitions, investments or significant commercial arrangements, any of which could be material to our financial condition and results of operations. Certain financial and operational risks related to acquisitions, investments or significant commercial arrangements that may have a material impact on our business are:

•	Diversion of management’s attention or other resources from our existing businesses, for example during 2016, we expended significant resources in the integration of Orbitz Worldwide, Inc.;

•	Difficulties and expenses in assimilating the operations, products, technology, privacy protection systems, information systems or personnel of the acquired company;

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

Our HomeAway business is in the process of transitioning to a primarily transaction-based business, which could have a material adverse effect on our operations and financial results.
We are subject to legal, financial and competitive risk associated with HomeAway’s transition to a primarily transaction-based business. HomeAway historically generated the majority of its revenues when owners or managers of vacation rentals paid HomeAway subscription fees for the listing of their properties on the HomeAway family of sites. While subscription fees were the predominant source of revenue for HomeAway, a growing share of HomeAway’s revenue is now generated from a commission-based business model, where the traveler pays a service fee for the use of the HomeAway platform and the owner or manager of the property pays HomeAway a fee or a commission on a transactional basis for each booking of the property by a traveler. HomeAway launched the traveler service fee and introduced its Book with Confidence Guarantee in the United States beginning in February 2016, followed by a rollout in Europe beginning in June 2016. In addition, HomeAway moved to a single subscription option for its homeowners and property manager partners in July 2016. HomeAway’s business model transition involves significant additional risks and potential costs for HomeAway, including:

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
We operate in a number of jurisdictions outside of the United States and intend to continue to expand our international presence. As we have expanded globally, our international (non-U.S.) revenue has increased from 39% in 2010 to 43% in 2016. In foreign jurisdictions, we face complex, dynamic and varied risk landscapes. As we begin to operate in new markets and countries, we must tailor our services and business models to the unique circumstances of such countries and markets, which can be complex, difficult, costly and divert management and personnel resources. Laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses or our failure to adapt our practices, systems, processes and business models effectively to the traveler and supplier preferences of each country into which we expand, could slow our growth. For example, to compete in certain international markets we have in the past, and may in the future, adopt locally-preferred payment methods, which has increased our costs and instances of fraud. Certain international markets in which we operate have lower margins than more mature markets, which could have a negative impact on our overall margins as our revenues from these markets grow over time.

As we continue to grow our global presence, we accumulate a greater portion of our cash balances outside of the United States in our foreign subsidiaries. Repatriation of cash balances by our foreign subsidiaries to the United States may result in a higher effective tax rate and incremental cash tax payments.
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

•	Compliance with additional U.S. laws applicable to U.S. companies operating internationally;

•	Differences, inconsistent interpretations and changes in U.S. and non-U.S. laws and regulations, including tax laws and regulations;

•	Weaker enforcement of our contractual and intellectual property rights;

•	Lower levels of credit card usage and increased payment and fraud risk;

•	Longer payment cycles, and difficulties in collecting accounts receivable;

•	Preferences by local populations for local providers;

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
Likewise, the SEC, Department of Justice (“DOJ”) and Office of Foreign Assets Controls (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations and anti-corruption laws, across industries. U.S. trade sanctions relate to transactions with designated foreign countries, including Cuba, Iran, North Korea, Sudan, Syria and the Crimea region of the Ukraine, and nationals and others of those countries, as well as certain specifically targeted individuals and entities. We believe that our activities comply with OFAC, European Union, and United Kingdom economic sanction and trade regulations and anti-corruption regulations, including the Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act. As regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal money penalties, litigation and damage to our reputation and the value of our brands.
We also have been subject, and we will likely be subject in the future, to inquiries from time to time from regulatory bodies concerning compliance with consumer protection, competition, tax and travel industry-specific laws and regulations, including but not limited to investigations and legal proceedings relating to the travel industry and, in particular, parity provisions in contracts between hotels and online travel companies, including Expedia described in Part I, Item 3, Legal Proceedings - Hotel Booking Practices Proceedings and Litigation. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. Further, if such laws and regulations are not enforced equally against other competitors in a particular market, our compliance with such laws may put us a competitive disadvantage vis-à-vis competitors who do not comply with such requirements. We are unable at this time to predict the timing or outcome of these various investigations and lawsuits or similar future investigations or lawsuits, and their impact, if any, on our business and results of operations.
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
A number of taxing authorities have made inquiries, filed lawsuits and levied assessments asserting we are required to collect and remit hotel occupancy, state and local sales or use taxes or other taxes, including, but not limited to, the legal proceedings described in Part I, Item 3, Legal Proceedings. We are also in various stages of inquiry or audit with multiple European Union jurisdictions regarding the application of value added tax to our European Union transactions, as well as in multiple jurisdictions globally. While we believe we comply with applicable tax laws, rules and regulations in the jurisdictions we operate, tax authorities may conclude we owe additional taxes. We have in the past and may in the future be required in certain domestic and foreign jurisdictions to pay any such tax assessments prior to contesting their validity, which payments may be substantial. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that the taxpayer believes it is subject to such taxes. For example, as a pre-condition to challenging the assessments, in 2015, we paid $2.3 million under protest to the city of Portland, Oregon and Multnomah County, Oregon; during 2009, we paid $48 million under protest to the city of San Francisco and an additional $25.5 million under protest on May 26, 2014 in connection with additional assessments; and during 2013, we paid $171 million to the state of Hawaii. In September 2015, following a ruling by the Hawaii Supreme Court, the State of Hawaii refunded the Expedia companies $132 million of the original “pay-to-play” amount, and Orbitz also received a similar refund of $22 million. The Expedia companies intend to appeal the August 5,

2016 decision by the Hawaii tax court holding that taxes are due on the online travel companies’ services to facilitate merchant model car rental transactions, in which case the Expedia companies will be expected to pay under protest the full amount claimed due, or approximately $16.5 million, as a condition of appeal. Significant judgment and estimation is required in determining our worldwide tax liabilities. In the ordinary course of our business, there are transactions and calculations, including intercompany transactions and cross-jurisdictional transfer pricing, for which the ultimate tax determination is uncertain or otherwise subject to interpretation. Tax authorities may disagree with our intercompany charges, including the amount of or basis for such charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We believe our tax estimates are reasonable, however, the final determination of tax audits could be materially different from our historical income tax provisions and accruals in which case we may be subject to additional tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our cash flows, financial condition and results of operations.

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
Potential security breaches to our systems or the systems of our service providers, whether resulting from internal or external sources, could significantly harm our business. We devote significant resources to network security, monitoring and testing, employee training, and other security measures, but there can be no guarantee that these measures will prevent all possible security breaches or attacks. A party, whether internal or external, that is able to circumvent our security systems could misappropriate customer or employee information, intellectual property, proprietary information or other business and financial data or cause significant interruptions in our operations. We may need to expend additional significant resources to protect against security breaches or to address problems caused by breaches, and a security breach resulting in the reduction of website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, are often not recognized until launched against a target, and may originate from less regulated or remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions or pursuant to our contractual arrangements with payment card processors for associated expenses and penalties. Security breaches could also cause travelers and potential users and our business partners to lose confidence in our security, which would have a negative effect on the value of our brands. Failure to adequately protect against attacks or intrusions, whether for their own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on financial performance.
In addition, no assurance can be given that our backup systems or contingency plans will sustain critical aspects of our operations or business processes in all circumstances, many other systems are not fully redundant and our disaster recovery or business continuity planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact or interrupt computer or communications systems or business processes at any time. Although we have put measures in place to protect certain portions of our facilities and assets, any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services to our travelers and/or third parties for a significant period of time. In addition, any remediation efforts may be costly for which we may not have adequate insurance to cover such losses or costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.

Amendment to existing tax laws, rules or regulations or enactment of new unfavorable tax laws, rules or regulations could have an adverse effect on our business and financial performance.
Many of the underlying laws, rules or regulations imposing taxes and other obligations were established before the growth of the digital economy. If the tax laws, rules or regulations were amended, or if new unfavorable tax laws, rules or regulations were enacted, particularly with respect to occupancy, sales, value-added taxes, or unclaimed property, or other tax laws applicable to the digital economy, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our products and services if we pass on such costs to the consumer, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes could have an adverse effect on our business or financial performance.
In addition, in the past U.S. and foreign governments have introduced proposals for tax legislation, or have adopted tax laws, that could have a significant adverse effect on our tax rate, or increase our tax liabilities, the carrying value of deferred tax assets, or our deferred tax liabilities. For example, in October 2015, the Organization for Economic Co-Operation and Development (“OECD”) released a final package of suggested measures to be implemented by member nations in response to a 2013 action plan calling for a coordinated multi-jurisdictional approach to “base erosion and profit shifting” (“BEPS”) by multinational companies. Multiple member jurisdictions, including countries in which we operate, have begun implementing recommended changes such as country by country reporting (“CBCR”). The CBCR standards require multinationals to disclose certain financial and economic indicators across geographies. The CBCR disclosure is expected to result in increased global tax audit activity. Additional legislative changes are anticipated in upcoming years. Certain countries have adopted unilateral changes increasing the risk of double taxation. Any changes to U.S. or international tax laws or interpretation of current or existing law could impact the tax treatment of our earnings and adversely affect our profitability. Our tax liabilities in the future could also be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or the discontinuance of beneficial tax arrangements in certain jurisdictions.
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
We have agreements with companies that process customer credit and debit card transactions, the volume of which are very large and continue to grow, for the facilitation of customer bookings of travel services from our travel suppliers. These agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) or require us to otherwise post security equal to a portion of bookings that have been processed by that company. These processing companies may be entitled to a holdback or suspension of processing services upon the occurrence of specified events, including material adverse changes in our financial condition. An imposition of a holdback or suspension of processing services by one or more of our processing companies could materially reduce our liquidity. Moreover, there can be no assurances that the interchange rates or the fees we pay for the processing of customer credit and debit card transactions will not increase which could reduce our revenue thereby adversely affecting our business and financial performance.
In addition, credit card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards and include payment card association operating rules, the Payment Card Industry Data Security Standards, or the PCI DSS. Under these rules, we are required to adopt and implement internal controls over the use, storage and security of card data. We assess our compliance with the PCI DSS rules on a periodic basis and make necessary improvements to our internal controls. Failure to comply may subject us to fines, penalties, damages and civil liability and could prevent us from processing or accepting credit cards.

Our results of operations and financial positions have been negatively affected by our acceptance of fraudulent bookings made using credit and debit cards or fraudulently obtained loyalty points. We are sometimes held liable for accepting fraudulent bookings on our websites or other bookings for which payment is subsequently disputed by our customers both of which lead to the reversal of payments received by us for such bookings (referred to as a “charge back”). Accordingly, we calculate and record an allowance for the resulting credit and debit card charge backs. Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, may be negatively impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including smartphones and tablet computers, and our global expansion, including into markets with a history of elevated fraudulent activity. In addition, for existing and future payment options we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products), as well as fraud. If we are unable to effectively combat fraudulent bookings on our websites or mobile applications or if we otherwise experience increased levels of charge backs, our results of operations and financial positions could be materially adversely affected.
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
Due to our increasing international presence, we may continue to accumulate a greater portion of our cash flows in certain foreign jurisdictions than previously and any repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, would likely result in additional U.S. income tax expense. In addition, we have experienced, and may experience in the future, declines in seasonal liquidity and capital provided by our merchant hotel business, which has historically provided a meaningful portion of our operating cash flow and is dependent on several factors, including the rate of growth of our merchant hotel business and the relative growth of businesses which consume rather than generate working capital, such as our agency hotel, advertising and managed corporate travel businesses and payment terms with suppliers. We also continued to see growth in both our merchant (Expedia Collect) and our agency (Hotel Collect) hotel products. To the extent our merchant hotel business stopped growing or began to decline, it would likely result in pressure on our working capital cash balances, cash flow over time and liquidity.
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
Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular, the contributions of Barry Diller, our Chairman and Senior Executive, and Dara Khosrowshahi, our Chief Executive Officer, are critical to the overall management of the company. Our future success will depend on the performance of our senior management and key employees. Expedia cannot ensure that it will be able to retain the services of Mr. Diller, Mr. Khosrowshahi or any other member of our senior management or key employees, the loss of whom could seriously harm our business. We do not maintain any key person life insurance policies.
Competition for well-qualified employees in certain aspects of our business, including software engineers, developers, product management personnel, development personnel, and other technology professionals, also remains intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. For example, additional barriers to or restricts on travel for professional or personal purposes, such as those in the United States in early 2017, may cause significant disruption to our businesses or negatively affect our ability to attract and retain employees on a global basis. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.

In addition, we have in the past and may again in the future, restructure portions of our global workforce to simplify and streamline our organization, improve our cost structure and strengthen our overall businesses. These changes could affect employee morale and productivity and be disruptive to our business and financial performance.
Mr. Diller currently effectively controls Expedia. If Mr. Diller ceases to control the company, Liberty Expedia Holdings, Inc. may effectively control the company.
Subject to the terms of a Stockholders Agreement between Mr. Diller and Liberty Expedia Holdings, Mr. Diller holds an irrevocable proxy to vote shares of Expedia stock held by Liberty Expedia Holdings, which proxy has been assigned by Mr. Diller to Liberty Expedia Holdings until the earlier of May 4, 2018 or the occurrence of certain termination events. By virtue of the agreements between Mr. Diller and Liberty Expedia Holdings and their respective holdings in Expedia, the voting power of an irrevocable proxy granted to Mr. Diller by John C. Malone and Leslie Malone over their shares in Liberty Expedia Holdings and the governance arrangements at Liberty Expedia Holdings, during the period the assignment of the Diller Proxy and the proxy granted him by the Malones are in effect, Mr. Diller is effectively able to control the outcome of nearly all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia, the irrevocable proxy would terminate and depending on the capitalization of Expedia at such time, Liberty Expedia Holdings could effectively control the voting power of our capital stock. As a result of their agreements and respective holdings in Expedia, Mr. Diller and Liberty Expedia Holdings may be deemed to share voting power over securities representing approximately 54% of the combined voting power of the outstanding Expedia capital stock as of December 31, 2016.
In addition, under a Governance Agreement among Mr. Diller, Liberty Expedia Holdings, Inc. and Expedia, Inc., as amended, each of Mr. Diller and Liberty Expedia Holdings generally has the right to consent to limited matters in the event that we incur debt such that our ratio of total debt to EBITDA, as defined in the Governance Agreement, equals or exceeds 8:1 over a continuous 12-month period. We cannot assure you that Mr. Diller and Liberty Expedia Holdings will consent to any such matter at a time when we are highly leveraged, in which case we would not be able to engage in such transactions or take such actions.
As a result of Mr. Diller’s and Liberty Expedia Holdings’ ownership interests and voting power, the agreements between Mr. Diller and Liberty Expedia Holdings and between Mr. Diller and the Malones, and the governance structure at Liberty Expedia Holdings, Mr. Diller is currently in a position to control or influence, and Liberty Expedia Holdings is in a position to influence, significant corporate actions, including, corporate transactions such as mergers, business combinations or dispositions of assets. As a result of Liberty Expedia Holdings’ ownership interests and voting power upon Mr. Diller’s permanent departure from Expedia, in the future Liberty Expedia Holdings may be in a position to control or influence such corporate actions. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to us.
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
We are exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to our bank deposits and investments, foreign exchange risk management, insurance coverages, and letters of credit. As it relates to deposits, as of December 31, 2016, we held cash in bank depository accounts of approximately $1.3 billion (primarily in Bank of America, Bank of Tokyo-Mitsubishi UFJ, BNP Paribas, HSBC, and JPMorgan Chase) and held time deposits of approximately $324 million at financial institutions including, BNP Paribas, JPMorgan Chase, Mizuho Bank Ltd., National Australia Bank, and Standard Chartered Bank. Additionally, majority-owned subsidiaries held cash of approximately $313 million (primarily in Deutsche Bank and National Australia Bank). As it relates to foreign exchange, as of December 31, 2016, we were party to forward contracts with a notional value of approximately $1.9 billion, the fair value of which was a liability of approximately $4 million. The counterparties to these contracts were Barclays Bank, BNP Paribas, Bank of America, The Bank of Tokyo-Mitsubishi UFJ, Citibank, Credit Suisse International, Goldman Sachs, HSBC, JPMorgan Chase, Mizuho, Royal Bank of Canada, Standard Chartered Bank, The Bank of Nova Scotia, Societe Generale, and Wells Fargo. We employ forward contracts to hedge a portion of our exposure to foreign currency exchange rate fluctuations. At the end of the deposit term or upon the maturity of the forward contracts, the counterparties are obligated, or potentially obligated in the case of forward contracts, to return our funds or pay us net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these time deposits or forward contracts.
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
Our websites and mobile applications rely on content, brands, domain names and technology, much of which is proprietary. We establish and protect our intellectual property by relying on a combination of trademark, domain name, copyright, trade secret and patent laws in the U.S. and other jurisdictions, license and confidentiality agreements, and internal policies and procedures. In connection with our license agreements with third parties, we seek to control access to, and the use and distribution of, our proprietary information and intellectual property. Even with these precautions, however, it may be possible for another party to copy or otherwise obtain and use our intellectual property without our authorization or to develop similar intellectual property independently. Effective trademark, domain name, copyright, patent and trade secret protection may not be available in every jurisdiction in which our services are made available, and policing unauthorized use of our intellectual property is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation or infringement of intellectual property. Any misappropriation or violation of our rights could have a material adverse effect on our business. Furthermore, we may need to go to court or other tribunals to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention.

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
Part I. Item 1B. Unresolved Staff Comments
None.
Part I. Item 2. Properties
We lease approximately 3.3 million square feet of office space worldwide, pursuant to leases with expiration dates through November 2026.
We lease approximately 562,000 square feet for our headquarters in Bellevue, Washington, pursuant to leases with expiration dates through December 2019. We also lease approximately 1.1 million square feet of office space for our domestic operations in various other cities and locations pursuant to leases with expiration dates through March 2026.
We also lease approximately 1.6 million square feet of office space for our international operations in various cities and locations pursuant to leases with expiration dates through November 2026.
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
Actions Filed by Individual States, Cities and Counties
City of Los Angeles Litigation. On December 30, 2004, the city of Los Angeles filed a purported class action in California state court against a number of online travel companies, including Hotels.com, Expedia, Hotwire and Orbitz. City of Los Angeles, California, on Behalf of Itself and All Others Similarly Situated v. Hotels.com, L.P. et al., No. BC326693 (Superior Court, Los Angeles County). The complaint alleged that the defendants failed to pay hotel occupancy taxes, and sought certification of a statewide class of all California cities and counties that have enacted uniform transient occupancy-tax ordinances effective on or after December 30, 1990. The complaint alleged violation of those ordinances, violation of Section 17200 of the California Business and Professions Code, and common-law conversion; it also sought a declaratory judgment that the defendants are subject to hotel occupancy taxes on the hotel rate charged to consumers and imposition of a constructive trust, disgorgement, restitution, interest and penalties. On April 18, 2013, the trial court held that the online travel companies are not liable to remit hotel occupancy taxes to the city of Los Angeles. On January 8, 2014, the court entered final judgment in favor of the online travel companies. In the administrative process preceding the litigation, the city of Los Angeles had issued assessments in September 2009 totaling $29.5 million against certain Expedia companies (Expedia, Hotels.com and Hotwire). On March 21, 2014, the city of Los Angeles filed a notice of appeal. The California Court of Appeals has lifted the stay for this case and the appeal will proceed in light of the California Supreme Court’s decision in the San Diego litigation.
City of Chicago Litigation. On November 1, 2005, the city of Chicago, Illinois filed an action in state court against a number of online travel companies, including Expedia, Hotels.com and Hotwire. City of Chicago, Illinois v. Hotels.com, L.P., et al., No. 2005 L051003 (Circuit Court of Cook County). The complaint alleged that the defendants failed to pay hotel accommodations taxes as required by municipal ordinance. The complaint asserted claims for violation of that ordinance, conversion, imposition of a constructive trust and demanded a legal accounting. It also sought damages, restitution, disgorgement, fines, penalties and other relief in an unspecified amount. On June 21, 2013 and subsequently on June 28, 2013, the court entered an order and a supplemental order resolving the parties' pending cross motions for summary judgment. The court denied the defendant online travel companies' motion for summary judgment and granted in part and denied in part the city of Chicago's motion for summary judgment, holding the online travel companies liable for hotel occupancy taxes. On May 7, 2015, the court granted in part and denied in part the city's motion for summary judgment on damages and penalties. On October 27, 2015, the court entered final judgment in the city's favor. Expedia, Hotels.com and Hotwire filed a notice of appeal on November 25, 2015. That appeal remains pending.
City of San Diego, California Litigation. On February 9, 2006, the city of San Diego, California filed an action in state court against a number of online travel companies, including Expedia, Hotels.com and Hotwire. City of San Diego v. Hotels.com, L.P. et al., Judicial Council Coordination Proceeding No. 4472 (Superior Court for the County of San Diego). The complaint alleged that the defendants failed to pay hotel accommodations taxes as required by municipal ordinance. The complaint included claims for violation of that ordinance, for violation of Section 17200 of the California Business and Professions Code, conversion, imposition of a constructive trust and declaratory judgment, and sought damages and other relief in an unspecified amount. On September 6, 2011, the court granted the online travel companies' motion for judgment granting writ of mandate, denied the city's motion for judgment, and held that the online travel companies are not liable for hotel occupancy taxes. The city appealed. In the administrative hearing process preceding the lawsuit, the online travel companies were held liable for hotel accommodations taxes, including assessments totaling $16.5 million for the Expedia companies. On March 5, 2014, the California Court of Appeals ruled in favor of the online travel companies. The city filed a petition for review by the California Supreme Court and, on July 30, 2014, the California Supreme Court accepted review. The Court heard oral argument on September 29, 2016. On December 12, 2016, the California Supreme Court affirmed the Court of Appeals’ decision, concluding that the defendant online travel companies do not operate hotels, and therefore, they are not liable for hotel taxes. While not part of the court’s reasoning for its decision, the court commented that under the San Diego ordinance hotel taxes would be due on amounts that hotels require online travel companies to charge consumers under specific contractual rate parity clauses.
City of San Antonio, Texas Litigation. On May 8, 2006, the city of San Antonio filed a putative statewide class action in federal court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, and Orbitz. See City of San Antonio, et al. v. Hotels.com, L.P., et al., SA06CA0381 (United States District Court, Western District of Texas, San Antonio Division). The complaint alleged that the defendants failed to pay hotel accommodations taxes as required by municipal ordinance. The complaint asserted claims for violation of that ordinance, common-law conversion, and declaratory judgment, and sought damages in an unspecified amount, restitution and disgorgement. On October 30, 2009, a jury verdict was entered finding that defendant online travel companies "control hotels," and awarding approximately $15 million for historical damages against the Expedia companies. The jury also found that defendants were not liable for conversion or punitive damages. On April 4, 2013, the court entered a final judgment holding the online travel companies liable for hotel occupancy taxes to counties and cities in the statewide class. The online travel companies filed a motion for judgment as a matter of law or, in the alternative, for a new trial. The cities filed a motion to amend the judgment regarding calculation of penalties. On February 20, 2014, the court denied the online travel companies' motion. On January 22, 2015, the court granted in part and denied in part the cities' motion regarding penalties. On April 11, 2016, the court entered an amended judgment including approximately $68 million in tax, interest and penalty amounts for the Expedia companies, including Orbitz. The online travel companies filed a notice of appeal to the U.S. Fifth Circuit Court of Appeals on May 6, 2016. Plaintiffs filed a notice of cross appeal on May 12, 2016. Those appeals remain pending. On July 25, 2016, plaintiffs filed a request for attorneys’ fees and costs in the trial court; the defendant online travel companies opposed that request and it remains pending.
Nassau County, New York Litigation. On October 24, 2006, the county of Nassau, New York filed a putative statewide class action in federal court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, and

Orbitz. Nassau County, New York, et al. v. Hotels.com, L.P., et al., (United States District Court, Eastern District of New York). The complaint alleged that the defendants failed to pay hotel accommodation taxes as required by local ordinances to certain New York cities, counties and local governments in New York. The complaint asserted claims for violations of those ordinances, as well as claims for conversion, unjust enrichment, and imposition of a constructive trust, and sought unspecified damages. The county subsequently dismissed its case on May 13, 2011 on the basis that the court lacked jurisdiction and refiled in state court. County of Nassau v. Expedia, Inc., et al., (In the Supreme Court of the State of New York, County of Nassau). The defendants filed a motion to dismiss the refiled state court case. On June 13, 2012, the court denied the online travel companies' motion to dismiss. On November 27, 2012, plaintiff filed a motion for class certification. On April 11, 2013, the court granted plaintiff s motion for class certification. The online travel company defendants appealed both the court's certification order and its prior order denying their motion to dismiss. On September 10, 2014, the New York Supreme Court Appellate Division reversed the trial court's order granting the plaintiff s motion for class certification. In a separate opinion, the Appellate Division also affirmed in part and reversed in part the trial court's denial of the online travel companies' motion to dismiss. On September 11, 2015, the parties filed cross motions for summary judgment. On September 25, 2015, Erie County, Orange County, Rensselaer County and Saratoga County, New York filed a motion seeking leave to intervene as plaintiffs in the lawsuit; the defendant online travel companies opposed the motion. On February 23, 2016, the court granted the counties' motion to intervene. The defendants filed their notice of appeal from the February 23, 2016 Order on April 26, 2016. On July 20, 2016, the court entered a stipulated order permitting the addition of another group of taxing jurisdictions — the Counties of Chautauqua, Oswego, Steuben, Westchester, and the City of Saratoga Springs — as Intervenor-Plaintiffs in the lawsuit and agreeing that these Intervenor-Plaintiffs will be bound by the disposition of the defendants' appeal from the Supreme Court's February 23, 2016 Order granting intervention. On December 2, 2016, the court granted defendants’ motion for summary judgment and denied plaintiff Nassau County’s motion for summary judgment. The court concluded that the enabling statute for plaintiff’s tax ordinance did not impose a tax on defendants’ fees. The court further invited defendants to file a successive motion for summary judgment against intervenors Orange County, Rensselaer County, Saratoga County and Erie County on similar grounds. The court also vacated its July 19, 2016 stipulation granting the Counties of Chautauqua, Oswego, Steuben, Westchester, and the City of Saratoga Springs permission to intervene. On December 23, 2016, defendants filed a motion for summary judgment against intervenors Orange County, Rensselaer County, Saratoga County and Erie County; that motion remains pending.
City and County of San Francisco, California Litigation. On May 13, 2008, San Francisco instituted an audit of a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz, for hotel occupancy taxes claimed to be due from 2000 through the third quarter of 2007. During an administrative hearing process, the hearing examiner upheld the tax assessments. Thereafter, the online travel companies proceeded to the California superior court to vacate the decision of the hearing examiner and for a declaratory judgment that the online travel companies are not subject to San Francisco's hotel occupancy tax. Expedia, Inc. v. City and County of San Francisco, ET. al.; Hotels.com, Inc. v. City and County of San Francisco, ET. al.; Hotwire, Inc. v. City and County of San Francisco, ET. al., (Superior Court of the State of California, County of San Francisco). San Francisco also filed a lawsuit against hotels in the city for the recovery of hotel occupancy taxes on the online travel companies' services. The hotel suit was consolidated with the case relating to the online travel companies. On June 19, 2009, the court granted the city's demurrer on the "pay first" issue relating to pay-to-play provisions. Expedia and Hotwire's appeal of the "pay first" decision was denied, as was Hotels.com's appeal. The total assessed amount paid by the Expedia companies was approximately $48 million. On February 6, 2013, the court held that the online travel companies are not liable to remit hotel occupancy taxes to San Francisco. On October 10, 2013, the court entered judgment in favor of the online travel companies. On December 9, 2013, San Francisco filed a notice of appeal. San Francisco also has issued additional tax assessments against the Expedia companies in the amount of $22 million for the time period from the fourth quarter of 2007 through the fourth quarter of 2011. These subsequent tax assessments are pending before the court, and on August 24, 2013, the court held that these subsequent assessments against the online travel companies as well as the lawsuit against the hotels should be stayed pending the appeal of San Francisco's first assessment. On January 21, 2014, the city notified the Expedia companies that despite proceeding in court on its assessments that it now intended to proceed against the Expedia companies in the administrative process to recover the assessment amount of $22 million. On May 14, 2014, the court heard oral argument on the Expedia companies' contest of the prepayment requirement for the additional assessments and held that the Expedia companies were required to prepay in order to litigate the legality of the assessments. On May 26, 2014, the Expedia companies paid $25.5 million under protest in order to contest the additional assessments. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco in prepayment of taxes to contest these assessments issued against it by the city. The California Court of Appeals has lifted the stay for this case and the appeal will proceed in light of the California Supreme Court’s decision in the San Diego litigation.
Pine Bluff, Arkansas Litigation. On September 25, 2009, Pine Bluff Advertising and Promotion Commission and Jefferson County filed a class action against a number of online travel companies, including Expedia, Inc., Hotels.com, Hotwire and Orbitz. Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, and others similarly situated v. Hotels.com LP, et al. CV-2009- 946-5 (In the Circuit Court of Jefferson, Arkansas). The complaint alleged that defendants have failed to collect and/or pay taxes under hotel tax occupancy ordinances. The court denied defendants'

motion to dismiss. Plaintiffs filed a motion for class certification, which the court granted on February 19, 2013. Defendants appealed the class certification decision, and on October 10, 2013 the Arkansas Supreme Court affirmed that decision.
Town of Breckenridge, Colorado Litigation. On July 25, 2011, the Town of Breckenridge, Colorado brought suit on behalf of itself and other home rule municipalities against a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz. Town of Breckenridge, Colorado v. Colorado Travel Company, LLC, Case No. 2011CV420 (District Court, Summit County, Colorado). The complaint included claims for declaratory judgment, violations of municipal ordinances, conversion, civil conspiracy and unjust enrichment. The online travel companies filed a motion to dismiss. On June 8, 2012, the court granted in part and denied in part the online travel companies' motion to dismiss. On March 26, 2014, the court denied the plaintiffs' motion for class certification. The parties filed cross-motions for summary judgment and, on April 20, 2016, the court granted the online travel companies' motion for summary judgment, and denied the town's motion for summary judgment, holding that the Breckenridge Accommodations Tax does not apply to the online travel companies or the amounts they charge for their services. On June 8, 2016, the Town of Breckenridge filed a notice of appeal from the court's order on the parties' cross motions for summary judgment, as well as the court's prior rulings denying class certification and dismissing claims for state sales tax. On June 8, 2016, the Town of Breckenridge filed a notice of appeal from the trial court’s order on the parties’ cross motions for summary judgment, as well as the trial court’s prior rulings denying class certification and dismissing claims for state sales tax. On September 8, 2016, the Colorado Court of Appeals dismissed the Town of Breckenridge’s appeal without prejudice for lack of a final appealable judgment on the ground that the Town had failed to demonstrate that the trial court had disposed of claims against two non-online travel company defendants. On September 22, 2016, the trial court granted the Town’s motion to dismiss one of the non-online travel company defendants and entered final judgment for all other remaining defendants. On November 7, 2016, the Town again filed notice of appeal. The appeal remains pending.
State of Mississippi Litigation. On December 29, 2011, the State of Mississippi brought suit against a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz. State of Mississippi v. Priceline.com, et al., Case No. G-2011-002211 (Chancery Court, Hinds County, Mississippi). The complaint included claims for declaratory judgment, injunctive relief, violations of state sales tax statute and local ordinances, violation of Consumer Protection Act, conversion, unjust enrichment, constructive trust, money had and received and joint venture liability. On March 23, 2012, the defendant online travel companies filed a motion to dismiss. On September 20, 2012, the court denied the defendants' motion to dismiss.
State of Kentucky Litigation. On July 15, 2013, the Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky, filed a lawsuit in Kentucky state court against a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz. Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky, v. Expedia, Inc. et al., Case No. 13-CI-912 (Franklin Circuit Court, Commonwealth of Kentucky). The complaint allege claims for declaratory judgment, injunctive relief, violations of state sales tax laws, breach of fiduciary duty requiring an accounting, conversion, assumpsit for money had and received imposition of a constructive trust, damages and punitive damages. On September 23, 2013, the defendant online travel companies filed a motion to dismiss, which the court denied on January 15, 2014. On March 4, 2015, the plaintiff filed a motion for partial summary judgment on liability issues. On April 10, 2015, the defendant online travel companies' filed an opposition and cross-motion for partial summary judgment. On March 17, 2015, the court granted in part and denied in part the plaintiff s motion for summary judgment, finding that the OTCs' compensation is subject to state sales tax but that Plaintiff’ s common law claims are preempted. The court denied the OTCs' motion for partial summary judgment. On April 20, 2016, the court clarified its earlier order by granting the OTCs' motion for summary judgment as to the plaintiff s common law claims. The parties reached a settlement and, on January 31, 2017, the court entered an order dismissing the case.
Village of Bedford Park, Illinois Litigation. On April 5, 2013, a group of Illinois municipalities (City of Warrenville, Village of Bedford Park, City of Oakbrook Terrace, Village of Oak Lawn, Village of Orland Hills, City of Rockford and Village of Willowbrook) filed a putative class action in Illinois federal court against a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz. City of Warrenville, et al. v. Priceline.com, Incorporated, et al., Case No. 1:13-cv-02586 (USDC, D. Ill., Eastern Division). The complaint sought certification of a class of all Illinois municipalities (broken into four alleged subclasses) that have enacted and collect a tax on the percentage of the retail rate that each consumer occupant pays for lodging, including service costs, denominated in any manner, including but not limited to occupancy tax, a hotel or motel room tax, a use tax, a privilege tax, a hotel or motel tax, a licensing tax, an accommodations tax, a rental receipts tax, a hotel operator's tax, a hotel operator's occupation tax, or a room rental, lease or letting tax. The complaint alleged claims for relief for declaratory judgment, violations of municipal ordinances, conversion, civil conspiracy, unjust enrichment, imposition of a constructive trust, damages and punitive damages. On July 8, 2013, the plaintiff municipalities voluntarily dismissed their federal court lawsuit and filed a similar putative class action lawsuit in Illinois state court. City of Bedford Park, et al. v. Expedia, Inc., et al. (Circuit Court of Cook County, Illinois, Chancery Division). The online travel companies removed the case to federal district court. On September 13, 2013, the online travel companies filed a motion to dismiss plaintiffs' common law claims. On March 13, 2014, the court granted the defendant online travel companies' motion and dismissed the plaintiffs' common law claims. On October 3, 2014, plaintiffs filed a motion for class certification, which the court denied without prejudice on January 6, 2015. Plaintiffs filed a renewed motion for class certification, which the court denied on September 28, 2015. The case proceeded only on the claims brought by the individual plaintiff municipalities named in the suit. On February 1, 2016, the plaintiffs filed a motion for summary judgment. On February 29, 2016, the defendant online travel companies filed a cross motion for summary judgment. The Expedia and Orbitz defendants reached a settlement with one of the plaintiff municipalities -the city of Oakbrook Terrace, Illinois and on March 4, 2016, those parties filed a stipulation for voluntary dismissal of the city's claims. On June 20, 2016, the court granted the defendant online travel companies' motion for summary judgment as to 12 of the 13 plaintiff municipalities, finding no liability for occupancy taxes in those jurisdictions. The court granted the plaintiffs' motion for summary judgment, and denied the defendants' motion, as to the Village of Lombard. On October 19, 2016, the trial court entered a stipulated judgment on plaintiff Village of Lombard’s claims. The parties filed cross notices of appeal from the trial court’s summary judgment ruling in November, 2016. These appeals remain pending.
State of New Hampshire Litigation. On October 16, 2013, the State of New Hampshire filed a lawsuit against a number of online travel companies, including Expedia, Hotels.com, Hotwire, Orbitz and Egencia. State of New Hampshire v. Priceline.com, et al., Case No. 217-2013-CV-00613 (Merrimack Superior Court, New Hampshire). The complaint alleged claims for declaratory judgment, injunctive relief, violation of state meals and room tax law, violation of Consumer Protection Act, breach of fiduciary duty, accounting, conversion, unjust enrichment, assumpsit for money had and received, civil conspiracy, and constructive trust. On December 23, 2013, the defendant online travel companies filed a motion to dismiss, which the court granted in part and denied in part on June 30; 2014. On February 19, 2015, the plaintiff filed a motion to amend its complaint. On May 5, 2015, the court issued an order denying the motion to amend except as to "housekeeping changes." On May 27, 2015, plaintiff filed its amended complaint, which the Expedia defendants answered on June 26, 2015. On December 21, 2015, the parties filed cross motions for summary judgment. The court heard oral argument on the parties' motions on May 5, 2016. At the request of the Court, the Parties subsequently embarked on a process designed to explore the possibility of agreement upon a Statement of Facts and, if there can be an agreement, to prepare an Agreed Statement of Facts for submission to the Court on or before August 1, 2016. The court indicated that if the parties were unable to agree, it would deny all pending motions and set the case for trial. The parties were unable to agree on an Agreed Statement of Facts for submission to the Court by August 1, 2016. On August 1, 2016, the defendants filed a motion for leave of court to submit a renewed motion for summary judgment as to the plaintiffs’ consumer protection act claims. On October 3, 2016, the court denied the motion and scheduled a trial date of May 1, 2017.
Arizona Cities Litigation. Tax assessments were issued in 2013 by 12 Arizona cities (Apache Junction, Chandler, Flagstaff, Glendale, Mesa, Nogales, Peoria, Phoenix, Prescott, Scottsdale, Tempe and Tucson) against a group of online travel companies including Expedia, Hotels.com, Hotwire and Orbitz. The OTCs petitioned for redetermination of the assessments. On May 28, 2014, the Municipal Tax Hearing Officer granted the online travel companies' protests to the assessments and ordered the cities to abate the assessments. On August 26, 2014, the cities appealed the Hearing Officer's decision by filing complaints and notices of appeal against the online travel companies in Arizona Tax Court. (See, City of Phoenix, et al. v. Expedia, Inc., Case No. TX2014-00471). On August 31, 2015, the cities filed a motion for summary judgment. On September 30, 2015, the online travel companies filed a response to the cities' motion and their own cross motion for summary judgment. On April 20, 2016, the Arizona Tax Court granted the plaintiff cities' motion for summary judgment in part and denied it in part; the court also denied the defendant online travel companies' motion for summary judgment. On June 6, 2016, the Arizona Tax Court entered judgment. On June 21, 2016, the plaintiff cities filed a motion to amend or alter that judgment on the grounds that the court's ruling that the online travel companies do not owe past taxes based upon prior administrative guidance should be reversed. The defendant online travel companies opposed the motion. On October 17, 2016, the court denied the motion. On November 10, 2016, the plaintiff cities filed a notice of appeal. On November 16, 2016, the defendants filed a notice of appeal. These appeals remain pending.
Village of Matteson, Illinois Litigation. On December 3, 2015, the Villages of Matteson, Bloomington and Oakbrook, Illinois filed a lawsuit in Illinois state court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, Egencia and Orbitz. Village of Matteson, et al. v. Expedia, Inc. (WA), et al., Case No. 2015CHI7598 (Cook County Chancery Court, State of Illinois). The complaint alleged claims for declaratory judgment, violation of municipal tax ordinances, fraud, conversion, civil conspiracy, unjust enrichment, imposition of a constructive trust, breach of fiduciary duty requiring an accounting, damages and punitive damages. On April 4, 2016, the defendant online travel companies filed a motion to dismiss plaintiffs' common law claims. On July 29, 2016, the court granted the motion and dismissed plaintiffs’ common law claims.
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

650894 (19th Judicial District Court, Parish of East Baton Rouge, Louisiana). The complaint alleged claims for declaratory judgment, violation of state and city tax laws, unfair trade practices, breach of fiduciary duty, and imposition of a constructive trust. On November 30, 2016, the defendant online travel companies filed a motion for judgment on the pleadings seeking dismissal of plaintiffs’ common law and unfair trade practices claims. The court has scheduled a hearing on that motion for February 13, 2016.
In addition, Orbitz is a party in the following proceedings:
State of Indiana Litigation. On March 3, 2009, Orbitz filed an appeal to Indiana Tax Court for review of the Indiana Department of Revenue's assessment of hotel taxes against it. Orbitz, LLC v. State of Indiana, Case No. 49T10-0903-TA-10 (Indiana Tax Court 2009). Both Orbitz and the Department of Revenue filed cross motions for summary judgment on August 2013. On December 20, 2016, the court granted Orbitz’s motion and denied plaintiff’s, holding that Orbitz was not liable for tax.
In addition, HomeAway is a party in the following proceedings:
Palm Beach, Florida Litigation. On January 13, 2014, Palm Beach County, Florida filed a lawsuit in Florida state court against HomeAway and other vacation rental listing businesses seeking tourist development taxes imposed by Palm Beach County. Palm Beach County v. AirBnb, Inc., et al., Case No. 502014CA000428XXXXMBAO (15th Judicial Circuit Court, Palm Beach County, Florida). On July 1, 2014, plaintiff filed an amended complaint. On September 16, 2014, the defendants filed a motion to dismiss the complaint. On December 12, 2014, the court denied the motion. On December 22, 2015, plaintiff filed its second amended complaint. On July 20, 2015, the defendants filed a motion for judgment on the pleadings. On November 5, 2015, the court denied defendants' motion. The parties are in discovery, and the Court has set a trial date of July 31, 2017.
Portland, Oregon Litigation. On October 21, 2015, the City of Portland, Oregon filed a lawsuit in federal district court against HomeAway. City of Portland, Oregon v. Homeaway.com, Inc., et al., Case No. 3:15-cv-01984-MO (D. Or.). The complaint alleges claims for declaratory judgment, injunctive relief, taxes and fines for alleged violations of the Portland Transient Lodgings Tax ordinance, including alleged failures to register, collect and remit tax and display certain information in advertisements and websites. On November 13, 2015, HomeAway filed a motion to dismiss the complaint. The court heard oral argument on the motion on May 17, 2016. The court granted the defendants' motion to dismiss plaintiffs' claims, some with prejudice and some without. On July 11, 2016, the City of Portland filed an amended complaint. HomeAway responded by filing a motion to dismiss the amended complaint on August 5, 2016. The City of Portland opposed the motion. The court heard argument on the motion on December 16, 2016 and the parties await a ruling.
The City of Portland amended its ordinance on short-term rentals, which took effect on January 20, 2017. On January 19, 2017, HomeAway filed two lawsuits challenging the amended ordinance. The first was filed in federal district court and sought a declaration that certain of the amendments violated the Communications Decency Act of 1996, the First, Fourth, Fifth, and Fourteenth Amendments of the U.S. Constitution, the dormant commerce clause, and the Stored Communications Act. HomeAway.com, Inc. v. City of Portland, Case No. 3:17-cv-00091 (U.S. District Court, District of Oregon). HomeAway also sought to enjoin enforcement of the amended ordinance.  In response to the lawsuit, the city agreed to stay enforcement of the ordinance against HomeAway pending the court’s decision on HomeAway’s preliminary injunction motion. The hearing on that motion is scheduled for March 20, 2017. The second lawsuit was filed in state court and sought an injunction and declaration that the amended ordinance improperly seeks to impose transient lodging taxes on HomeAway even though the imposition of such taxes is not authorized by the City Charter or the state transient lodging statute applicable to localities. HomeAway.com, Inc. v. City of Portland, MCCC No. 17cv01894 (Multnomah County Circuit Court).
Notices of Audit or Tax Assessments

At various times, the Company has also received notices of audit, or tax assessments from over 15 states or counties and over 80 municipalities concerning our possible obligations with respect to state and local occupancy or other taxes.
Actions Filed by Expedia

Indiana State Sales Tax and County Innkeeper Tax Assessments. On March 2, 2009, Travelscape, LLC, Hotels.com and Hotwire filed petitions in Indiana Tax Court appealing the final determination of the Indiana State Department of Revenue and seeking to enjoin the collection of the tax. Travelscape, LLC v. Indiana State Department of Revenue, Cause No. 49TJ 0-0903-TA-11; Hotels.com LP v. Indiana State Department of Revenue, Cause No. 49TJ 0-0903-TA-l 3; Hotwire, Inc. v. Indiana State Department of Revenue, Cause No. 49Tl 0-0903-TA-l 2.

Denver, Colorado Litigation. On February 3, 2012, the City and County of Denver's Hearing Officer issued a final decision on tax assessments against the online travel companies. On March 7, 2012, the online travel companies filed a timely notice of appeal and complaint in state court seeking relief under two separate procedural bases of appeal. Expedia, Inc., et al. v. City and County of Denver, Colorado, et al. (Case No. 2012cv1446, District Court for the City and County of Denver, Colorado). On March 12, 2013, the trial court held that the online travel companies are liable for hotel occupancy taxes to the city and county of Denver, but held that taxes may not be collected for periods prior to April 2007 due to the bar of the statute of limitations. Both the city and county of Denver and the online travel companies appealed from the trial court's decision. On July 3, 2014, the Colorado Court of Appeals held that the online travel companies are not liable for hotel occupancy taxes. On August 14, 2014, the City and County of Denver filed a petition for writ of certiorari seeking discretionary review by the Colorado Supreme Court of the Court of Appeals' decision. On September 8, 2015, the Colorado Supreme Court granted the petition. The Colorado Supreme Court heard argument on March 2, 2016 and the parties await a ruling.
Minnesota Cities Litigation. In July 2015, the Minnesota Commissioner of Revenue assessed Travelscape, Hotels.com and Egencia for local lodging taxes administered by the Commissioner that are imposed by the cities of Minneapolis (including the Minneapolis Entertainment Tax), St. Paul and Rochester, Minnesota. On October 19, 2015, the Expedia Companies filed an appeal from the orders of assessment with the Minnesota Tax Court. The parties reached a settlement and, on January 11, 2017, the court dismissed the appeals, thereby ending the case.
State of Maine Litigation. In 2015, the Maine Revenue Services assessed the Expedia Companies, including Travelscape, Hotels.com, Hotwire, and Orbitz for sales and use taxes. The Expedia Companies' requests for redetermination of the assessments were declined. On May 13, 2016, the Expedia Companies filed their petitions for review of the assessments with the Maine Superior Court. The parties have reached a settlement in principle.
Hawaii Tax Court Litigation (General Excise Tax). During 2013, the Expedia companies were required to “pay-to-play” and paid a total of $171 million in advance of litigation relating to general excise taxes for merchant model hotel reservations in the State of Hawaii. In September 2015, following a ruling by the Hawaii Supreme Court, the State of Hawaii refunded the Expedia companies $132 million of the original “pay-to-play” amount. Orbitz also received a similar refund of $22 million from the State of Hawaii in September 2015. The amount paid, net of refunds, by the Expedia companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services for merchant model hotel reservations was $44 million. The parties reached a settlement relating to Orbitz merchant model hotel tax liabilities, and on October 5, 2016, the Expedia companies paid the State of Hawaii for the tax years 2012 through 2015. The Expedia companies and Orbitz have now resolved all assessments by the State of Hawaii for merchant model hotel taxes through 2015.
The Department of Taxation also issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions. Those assessments are currently under review in the Hawaii tax courts.
Final assessments by the Hawaii Department of Taxation for general exercise taxes against the Expedia companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review in the Hawaii tax courts. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. The Expedia companies intend to appeal, and will be expected to pay under protest the full amount claimed due, or approximately $16.5 million, as a condition of appeal. The Hawaii tax court’s decision did not resolve “merchant model” car rental transactions for the tax year 2014, which also remain under review.
Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Buckeye Tree Lodge Lawsuit. On August 17, 2016, a putative class action suit was filed in federal district court in the Northern District of California against Expedia, Hotels.com, Orbitz, Expedia Australia Investments Pty Ltd. and trivago relating to alleged false advertising. Buckeye Tree Lodge and Sequoia Village Inn, LLC v. Expedia, Inc., et al, Case No. 3:16-cv-04721-SK (U.S. District Court, Norther District of California). Plaintiff has not effected service of process as to trivago. The putative class is comprised of hotels and other providers of overnight accommodations whose names appeared on the Expedia defendants’ websites with whom the Expedia defendants did not have a booking agreement during the relevant time period. The complaint asserts claims against the Expedia defendants for violations of the Lanham Act, the California Business & Professions Code, intentional and negligent interference with prospective economic advantage, unjust enrichment and restitution. On January 12, 2017, the court granted the Expedia defendants’ motion to dismiss plaintiff’s claims for intentional and negligent interference with prospective economic advantage without prejudice.
Israeli Putative Class Action Lawsuit. In or around September 2016, a putative class action lawsuit was filed in the District Court in Tel Aviv, Israel against Hotels.com. Silis v. Hotels.com, (Case No. 23241-09-16CA). The plaintiff generally alleges that Hotels.com violated Israeli consumer protection laws in various ways by failing to calculate and display VAT charges in pricing displays shown to Israeli consumers.
Cases against HomeAway.com, Inc. On March 15, 2016, a putative class action suit was filed in federal district court in Texas against HomeAway.com, Inc. related to its recent implementation of a service fee. Arnold v. HomeAway.com, Inc., Case No. l-16-cv-00374 (U.S. District Court, Western District of Texas). The putative class is comprised of homeowners that list their properties on HomeAway’s websites for rent. The complaint asserts claims against HomeAway for breach of contract, breach of the duty of good faith and fair dealing, fraud, fraudulent concealment, and violations of the Texas Deceptive Trade Practices Act, the California Consumer Legal Remedies Act, and the California Unfair Competition Law. On April 15, 2016, another putative class action suit was filed against HomeAway, also related to the implementation of a service fee. Seim v. HomeAway, Inc., Case No. 1:16- cv-00479 (U.S. District Court, Western District of Texas). The putative class is comprised of homeowners that list their properties on HomeAway’s websites. The complaint asserts claims against HomeAway for breach of contract, breach of the duty of good faith and fair dealing, fraud, fraudulent concealment, unjust enrichment, and violations of the Texas Deceptive Trade Practices Act, the Kentucky Consumer Protection Act, and other state consumer protection statutes. HomeAway moved to compel arbitration and dismissal in both of these cases on July 11, 2016; a hearing on both motions to compel took place on August 24, 2016. On January 10, 2017, the court denied HomeAway’s motion in Arnold. On January 18, 2017, the court granted HomeAway’s motion in Seim and entered final judgment dismissing the case. On February 2, 2017, Seim filed a notice of appeal.  On June 23, 2016, another putative class action was filed against HomeAway.com, Inc., also related to the implementation of a service fee. Brickman v. HomeAway, Inc., Case No. 1:16-cv-00733 (U.S. District Court, Western District of Texas). This putative class is comprised of homeowners from nine different states that list their properties on HomeAway's websites. The complaint asserts claims against HomeAway for breach of contract, breach of the duty of good faith and fair dealing, fraud, fraudulent concealment, unjust enrichment, restitution, and violations of various state consumer protection statutes. On October 28, 2016, Plaintiffs filed an amended complaint dismissing certain named Plaintiffs and adding two new named Plaintiffs. On December 6, 2016, HomeAway filed a motion to dismiss the amended complaint, which plaintiffs opposed. The motion remains pending. On November 7, 2016, another putative class action was filed against HomeAway.com, Inc., also related to the implementation of a service fee. May v. Expedia, Inc., et al., Case No. 1:16-cv-01211 U.S. District Court, Western District of Texas). The complaint asserts claims against HomeAway for breach of contract, fraud, fraudulent concealment, and violation of the Oregon Unlawful Trade Practices Act. It also names Expedia as a defendant.
Other Legal Proceedings
HRC of San Francisco Litigation. On February 2, 2015, the Housing Rights Committee of San Francisco ("HRC") and two individuals filed a lawsuit against HomeAway, Inc. alleging that HomeAway is liable for violations of Chapters 41 and 41A of the San Francisco Administrative Code, for allegedly renting, offering to rent, or allowing rentals of those properties. Housing Rights Committee of San Francisco v. HomeAway, Inc., Case No. CGC-15-543932 (Superior Court of the County of San Francisco, California). The plaintiffs also alleged that HomeAway "aids and abets" violations of the ordinances, violates California's Unfair Competition Law, causes public and private nuisances, and breaches a landlord's covenant of quiet enjoyment. On April 12, 2015, HomeAway demurred to the Complaint. HRC did not oppose the demurrer, but instead filed an Amended Complaint. HRC was the sole plaintiff in the Amended Complaint. In response to this Amended Complaint, HomeAway again filed a demurrer, which the trial court sustained. HRC appealed to the California Court of Appeals. The appeal remains pending.
San Francisco, California Litigation.  On July 12, 2016, HomeAway intervened in a pending lawsuit against the City and County of San Francisco requesting a declaration that certain amendments to San Francisco’s administrative code violate the Communications Decency Act of 1996, the First and Fourteenth Amendments of the U.S. Constitution, and the Stored Communications Act.  Airbnb and HomeAway.com, Inc. v. City and County of San Francisco, Case No. 3:16-cv-03615 (U.S. District Court, Northern District of California).  HomeAway also sought to enjoin enforcement of the amendments. In response to the lawsuit, the City and County of San Francisco moved to stay the case to consider amending the ordinance in response to the lawsuits. On July 19, 2016, the court granted the stay. The city amended its law again. On September 6, 2016, HomeAway filed an amended complaint and motion for preliminary injunction to declare the new amended law invalid. The city opposed the motion. On November 8, 2016, the court denied HomeAway’s motion for an injunction but ordered the parties into settlement discussions. The parties are engaged in those proceedings.

Santa Monica, California Litigation.  On September 2, 2016, HomeAway filed a lawsuit against the City of Santa Monica requesting a declaration that certain sections of a Santa Monica ordinance violate the Communications Decency Act of 1996, the Storage Communications Act, and the First, Fourth, and Fourteenth Amendments of the U.S. Constitution.  HomeAway.com, Inc. v. City of Santa Monica, Case Nos. 2:16-cv-6645-ODW-AFM; 2:16-cv-06641-ODW-AFM (U.S. District Court, Central District of California). On the same day, HomeAway filed a motion for preliminary injunction, seeking to enjoin enforcement of the ordinance. In response, the city requested a stay of proceedings to prepare and consider amendments to the Ordinance to address the legal challenges raised by Plaintiffs’ actions. The court granted the city's motion to stay the case until the effective date of any new Santa Monica ordinance. The city has passed an amended ordinance that takes effect February 23, 2017.
Derivative Litigation
In Re Orbitz Worldwide, Inc. Consolidated Stockholder Litigation, Case No. 10711-VCP (Court of Chancery of the State of Delaware). On April 8, 2015, an amended class action complaint was brought against Expedia, Inc. and Orbitz Worldwide, Inc. relating to the merger agreement signed by the parties. Plaintiffs assert claims for breach of fiduciary duty by the Orbitz Board of Directors and claims against Expedia for aiding and abetting in the Orbitz directors’ breach of their duties. Plaintiffs specifically claim that the Orbitz Board breached their fiduciary duties by agreeing to an inadequate price for the transaction and unreasonable deal protection devices. On May 20, 2015, Orbitz, its Board of Directors, and the plaintiffs entered into an agreement in principle to settle the lawsuit. On August 29, 2016, plaintiffs filed a notice of dismissal and reserved their rights to seek an award of attorneys’ fees.
Competition Reviews, Litigation and Legislation Regarding Parity Clauses
Over the last several years, the online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Expedia is or has been involved in investigations predominately related to whether certain parity clauses in contracts between Expedia entities and accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive.
In Europe, investigations or inquiries into contractual parity provisions between hotels and online travel companies, including Expedia, were initiated in 2012, 2013 and 2014 by NCAs in Austria, Belgium, Czech Republic, Denmark, France, Germany, Greece, Hungary, Ireland, Italy, Poland, Sweden and Switzerland. While the ultimate outcome of some of these investigations or inquiries remains uncertain, and Expedia’s circumstances are distinguishable from other online travel companies subject to similar investigations and inquiries, we note in this context that on April 21, 2015, the French, Italian and Swedish NCAs, working in close cooperation with the European Commission, announced that they had accepted formal commitments offered by Booking.com to resolve and close the investigations against Booking.com in France, Italy and Sweden by Booking.com removing and/or modifying certain rate, conditions and availability parity provisions in its contracts with accommodation providers in France, Italy and Sweden as of July 1, 2015, among other commitments. Booking.com voluntarily extended the geographic scope of these commitments to accommodation providers throughout Europe as of the same date.
With effect from August 1, 2015, Expedia waived certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia maintains that its parity clauses have always been lawful and in compliance with competition law, these waivers were nevertheless implemented as a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. Following the implementation of Expedia's waivers, nearly all NCAs in Europe have announced either the closure of their investigation or inquiries involving Expedia or a decision not to open an investigation or inquiry involving Expedia. Below are descriptions of additional rate parity-related matters of note in Europe.
The German Federal Cartel Office ("FCO") has required another online travel company, Hotel Reservation Service ("HRS"), to remove certain clauses from its contracts with hotels. HRS’ appeal of this decision was rejected by the Higher Regional Court Düsseldorf on January 9, 2015. On December 23, 2015, the FCO announced that it had also required Booking.com by way of an infringement decision to remove certain clauses from its contracts with German hotels. Booking.com has appealed the decision and the appeal will be heard by the Higher Regional Court Düsseldorf on February 8, 2017.
The Italian competition authority's case closure decision against Booking.com and Expedia has subsequently been appealed by two Italian hotel trade associations, i.e., Federalberghi and AICA. These appeals remain at an early stage and no hearing date has been fixed.
On November 6, 2015, the Swiss competition authority announced that it had issued a final decision finding certain parity terms existing in previous versions of agreements between Swiss hotels and each of Expedia, Booking.com and HRS to be prohibited under Swiss law. The decision explicitly notes that Expedia's current contract terms with Swiss hotels are not subject to this prohibition. The Swiss competition authority imposed no fines or other sanctions against Expedia and did not find an abuse of a dominant market position by Expedia. The FCO’s case against Expedia’s contractual parity provisions with accommodation providers in Germany remains open but is still at a preliminary stage with no formal allegations of wrong-doing having been communicated to Expedia to date.
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
A working group of 10 European NCAs (Belgium, Czech Republic, Denmark, France, Hungary, Ireland, Italy, Netherlands, Sweden and the UK) and the European Commission has been established by the European Competition Network (“ECN”) at the end of 2015 to monitor the functioning of the online hotel booking sector, following amendments made by a number of online travel companies (including Booking.com and Expedia) in relation to certain parity provisions in their contracts with hotels. The working group has issued questionnaires to online travel agencies including Expedia, meta-search sites and hotels in 2016, and is expected to report its results early in 2017.
Legislative bodies in certain countries have also adopted, or are proposing to adopt, new domestic anti-parity clause legislation. On July 9, 2015, the French National Assembly adopted Article 133 of the Loi Macron ("Article 133") that seeks to define the nature of the relationship between online reservation platforms and French hotels. Article 133 became effective on August 8, 2015. Expedia considers that Article 133 was drafted ambiguously and can be interpreted in a way that violates both EU and French legal principles. Therefore Expedia has submitted a complaint to the European Commission relating to Article 133. However, following the effective date, Expedia has been in contact with its hotel partners in France regarding the impact of Article 133. Legislation banning certain parity provisions in contracts between online travel companies and Austrian accommodation providers became effective on December 31, 2016. Expedia believes this legislation violates both EU and Austrian legal principles and therefore, Expedia has submitted a complaint to the European Commission relating to this legislation.
A legislative proposal to prohibit narrow price parity clauses in hotel-OTA agreements in Italy is still pending in the Italian Senate and a motion requesting the Swiss government to take action on narrow price parity is currently under discussion in the Swiss parliament. The Company is unable to predict whether these proposals in their current form or in another form will ultimately be adopted and, if so, when this might be the case. It is not yet clear how any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia’s business.
Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia. A Brazilian hotel sector association — Forum de Operadores Hoteleiros do Brasil — filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia, on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, Expedia submitted its response to the complaint to CADE. Expedia recently resolved the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially similar to those provided to accommodation providers in Europe on September 1, 2016 in Australia and on October 28, 2016 in New Zealand. Expedia is in ongoing discussions with a limited number of NCAs in other countries in relation to its contracts with hotels. Expedia is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia's business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.
The Company is unable to predict how any pending appeals of administrative decisions and the remaining open investigations and inquiries by NCAs will ultimately be resolved, or whether further action in Europe will be taken as a result of the ECN’s working group's assessment and findings (once published). Possible outcomes include requiring Expedia to amend or remove certain parity clauses from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.
It is not yet clear how any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia’s business. Competition-related investigations, legislation or issues could also give rise to private litigation. For example, Expedia is involved in private litigation in Germany related to its current contractual parity provisions (see above). We are unable to predict how such litigation will be resolved, or whether it will impact Expedia’s business in Germany.

Part I. Item 4. Mine Safety Disclosures
Not applicable.

Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of January 27, 2017, there were approximately 2,360 holders of record of our common stock and the closing price of our common stock was $122.00 on Nasdaq. As of January 27, 2017, all of our Class B common stock was held by a subsidiary of Liberty Expedia Holdings.
The following table sets forth the intra-day high and low prices per share for our common stock during the periods indicated:

	High	Low
Year ended December 31, 2016
Fourth Quarter	$133.55	$112.63
Third Quarter	119.77	104.44
Second Quarter	118.00	96.58
First Quarter	122.13	88.40

	High	Low
Year ended December 31, 2015
Fourth Quarter	$140.51	$116.55
Third Quarter	130.99	104.00
Second Quarter	115.00	92.60
First Quarter	96.45	76.34
Dividend Policy
In 2016 and 2015, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Year ended December 31, 2016:
	February 8, 2016	$0.24	March 10, 2016	$36,174	March 30, 2016
	April 26, 2016	0.24	May 26, 2016	35,773	June 16, 2016
	July 27, 2016	0.26	August 25, 2016	39,062	September 15, 2016
	October 24, 2016	0.26	November 17, 2016	39,150	December 8, 2016
Year ended December 31, 2015
	February 4, 2015	$0.18	March 10, 2015	$22,895	March 26, 2015
	April 29, 2015	0.18	May 28, 2015	23,096	June 18, 2015
	July 29, 2015	0.24	August 27, 2015	31,182	September 17, 2015
	October 29, 2015	0.24	November 19, 2015	31,354	December 10, 2015
In February 2017, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.28 per share of outstanding common stock payable on March 30, 2017 to the stockholders of record as of the close of business on March 9, 2017.
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
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2016, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
A summary of the repurchase activity for the fourth quarter of 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
October 1-31, 2016	—	$—	—	7,998
November 1-30, 2016	35	126.71	35	7,963
December 1-31, 2016	702	118.47	702	7,261
Total	737		737
In 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million outstanding shares of our common stock. As of December 31, 2016, 7.3 million shares remain authorized for repurchase under the 2015 authorization. There is no fixed termination date for the repurchases.
Performance Comparison Graph
The graph shows a five-year comparison of cumulative total return, calculated on a dividend reinvested basis, for Expedia common stock, the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500. The graph assumes an investment of $100 in each of the above on December 31, 2011. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$8,773,564	$6,672,317	$5,763,485	$4,771,259	$4,030,347
Operating income	461,702	413,566	517,764	366,060	431,724
Net income from continuing operations(1)	261,285	722,748	372,950	216,358	302,979
Discontinued operations, net of taxes(2)	—	—	—	—	(22,539)
Net income attributable to Expedia, Inc.(1)	281,848	764,465	398,097	232,850	280,171
Earnings per share from continuing operations attributable to Expedia, Inc. available to common stockholders:
Basic	$1.87	$5.87	$3.09	$1.73	$2.26
Diluted	1.82	5.70	2.99	1.67	2.16
Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.87	$5.87	$3.09	$1.73	$2.09
Diluted	1.82	5.70	2.99	1.67	2.00
Shares used in computing earnings per share:
Basic	150,367	130,159	128,912	134,912	134,203
Diluted	154,517	134,018	133,168	139,593	139,929
Dividends declared per common share	$1.00	$0.84	$0.66	$0.56	$0.96
	December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Working deficit	$(2,676,947)	$(2,949,756)	$(1,263,283)	$(1,075,817)	$(368,967)
Total assets	15,777,546	15,485,675	9,012,299	7,734,689	7,126,796
Long-term debt	3,159,336	3,183,140	1,738,548	1,244,620	1,243,395
Non-redeemable non-controlling interest(3)	1,560,802	65,373	109,462	113,521	109,129
Total stockholders’ equity	5,693,103	4,929,767	1,893,729	2,258,985	2,389,388
___________________________________

(1)	On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong, Inc. We recognized an after tax gain of $395 million (or $509 million pre-tax gain) during 2015.

(2)
On December 20, 2011, we completed the spin-off of TripAdvisor. Immediately prior to the spin-off, we effected a one-for-two reverse stock split. In order to complete the spin-off, we were required to redeem the $400 million principal of our 8.5% senior notes due 2016, which were legally extinguished in the first quarter of 2012. Accordingly, the related debt extinguishment losses was presented in discontinued operations for 2012.

(3)
On December 16, 2016, our majority-owned subsidiary, trivago, completed its IPO. In conjunction with the IPO, Expedia and trivago's founders entered into an Amended and Restated Shareholders' Agreement under which the original put/call rights were no longer effective and, as such, we reclassified the redeemable non-controlling interest into non-redeemable non-controlling interest on the consolidated balance sheet. See NOTE 12 — Redeemable Non-controlling Interests in the notes to consolidated financial statements for further information.

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
Trends
The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2015 and 2016 represented years of continuing improvement for the travel industry. However, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sovereign debt issues and macroeconomic concerns are examples of events that contribute to a somewhat uncertain environment, which could have a negative impact on the travel industry in the future.
Online Travel
Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2016, over 50% of U.S. and European leisure, unmanaged and corporate travel expenditures occurred online. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, are lagging behind that of the United States and Europe, and are estimated to be in the range of 30% to 40%. These penetration rates have increased over the past few years, and are expected to continue growing, which has attracted many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by The Priceline Group), trivago (in which Expedia owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools, the impact of which is currently uncertain. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Players such as Airbnb and HomeAway (which Expedia acquired in December 2015) have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is estimated to account for approximately $100 billion of annual travel spend and expected to continue to grow as a percentage of the global accommodation market. Furthermore, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations including direct booking functionality, as well as licensing deals and proposed and actual acquisitions by companies such as Google. Finally, traditional consumer e-commerce and group buying websites have been expanding their local offerings into the travel market by adding hotel offers to their sites.
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
Hotel
We generate the majority of our revenue through the facilitation of hotel reservations (stand-alone and package bookings). Although our relationships with our hotel supply partners have remained broadly stable in the past few years, as part of the global rollout of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, which has negatively impacted the margin of revenue we earn per booking. In addition, as we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced and expect to continue to reduce our economics in various geographies based on local market conditions. These impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth. Additionally, increased promotional activities such as growing loyalty programs contribute to declines in revenue per room night. Lastly, currency exchange rate fluctuations have had a negative effect on unit economics due to unfavorable book-to-stay as well as translation impacts. Based on these dynamics, our average revenue per room night declined in each quarter of 2014, 2015, and 2016 and we expect it to remain under pressure in the future.
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry have generally increased on a currency-neutral basis in a gradually improving overall travel environment. However, U.S. dollar-denominated ADRs declined in 2016 due to the currency translation impact. Current occupancy rates remain at record highs; however, U.S. hotel supply growth has been accelerating, which may put additional pressure on ADRs. In international markets, hotel supply is being added at a faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. Companies like Airbnb have also added incremental global supply in the alternative accommodations space. In addition, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi. We have had success adding supply to our marketplace with over 350,000 properties on our global websites as of December 31, 2016, including certain HomeAway vacation rental properties now available on other Expedia, Inc. sites. In addition, our room night growth has been healthy, with room nights excluding eLong growing 24% in 2014, 36% in 2015, and 21% in 2016. ADRs for rooms booked on Expedia sites excluding eLong increased 3% in 2014, declined 5% in 2015, and declined 1% in 2016. As a percentage of our total worldwide revenue in 2016, hotel accounted for 61%.
HomeAway
With our acquisition of HomeAway and all of its brands in December 2015, we have expanded into the fast growing $100 billion alternative accommodations market. HomeAway is a leader in this market and represents an attractive growth opportunity for Expedia. HomeAway has been undergoing a transition from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. In addition, HomeAway rolled out a traveler service fee in the United States and Europe during the first half of 2016, consistent with market practice. The fee is expected to continue to contribute to HomeAway’s revenue growth and help fund marketing investment, programs to better protect travelers and future growth initiatives. Furthermore, HomeAway moved to a single subscription option globally in July 2016. As a percentage of our total worldwide revenue in 2016, HomeAway accounted for 8%.
Air
Significant airline sector consolidation in the United States in recent years has generally resulted in lower overall capacity and higher fares, which combined with the significant declines in fuel prices led to record levels of profitability for the U.S. air carriers, further strengthening their position. However, in 2015 and 2016, there has been evidence of discounting by the U.S. carriers while currency headwinds and weaker macroeconomic trends put pressure on international results. Ticket prices on Expedia sites excluding eLong declined 11% in 2015 and 6% in 2016 as short-haul traffic and low cost carriers grew alongside increasingly competitive airline pricing. We continue to encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew.
Air ticket volumes excluding eLong increased 35% in 2015 and 32% in 2016 primarily due to the acquisition of Orbitz. As a percentage of our total worldwide revenue in 2016, air accounted for 9%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch site, in addition to Expedia Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In 2016, we generated a total of $807 million of advertising and media revenue representing 9% of our total worldwide revenue, up from $564 million (excluding eLong) in 2015.
Growth Strategy
Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space over the past two decades. Each Expedia technology platform is operated by a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and help customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched new global platforms for Hotels.com and Brand Expedia, enabling us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. In 2013, Expedia signed an agreement to power the technology, supply and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. The shift of Travelocity-branded sites to the Expedia technology platform was successfully completed over the course of 2014. In November 2014, Expedia completed the acquisition of Wotif Group and subsequently converted the Wotif.com site to the Expedia platform. In January 2015, we acquired the Travelocity brand and other associated assets from Sabre. The strategic marketing and other related agreements previously entered into were terminated. In September 2015, Expedia completed the acquisition of Orbitz Worldwide, including all of its brands. The migration of the Orbitz.com, CheapTickets.com and ebookers sites to the Expedia technology platform was completed in the first half of 2016, and Orbitz for Business customers were migrated to the Egencia technology platform as of July 2016. In December 2015, Expedia completed the acquisition of HomeAway, Inc., including all of its brands. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers. In addition, while we aim to drive the top-line growth in our global brands, we are managing our regional brands, such as Travelocity, Orbitz.com, Wotif.com, ebookers and CheapTickets.com, with a greater focus on profitability.
Global Expansion. Our Expedia, Hotels.com, Egencia, and EAN brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations in Europe and Wotif Group includes a leading portfolio of travel brands, including Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.com.nz and travel.com.au. Egencia, our corporate travel business, operates in over 65 countries around the world and continues to expand. The HomeAway portfolio has over 50 vacation rental sites all around the world. We own a majority share of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. trivago continues to operate independently and rapidly grow revenue through global expansion, including aggressive expansion in new countries. In December 2016, trivago successfully completed its IPO and trades on the Nasdaq Global Select Market under the symbol "TRVG." In addition, we have commercial agreements in place with Ctrip and eLong in China, as well as Decolar.com, Inc. in Latin America. In the 2016, approximately 36% of our worldwide gross bookings and 43% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating more than two-thirds of our revenue through businesses and points of sale outside of the United States.
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
New Channel Penetration. Technological innovations and developments continue to create new opportunities for travel bookings made through mobile devices, in addition to more traditional methods like desktop and laptop computers. In the past few years, each of our brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends, and some of our brands now see more traffic via mobile devices than via traditional desktops. Mobile bookings via smartphones continue to present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we had historically experienced via more traditional online booking methods. In addition, we are seeing increasing cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the year ended December 31, 2016, nearly one in three Expedia, Inc. transactions were booked globally on a mobile device.
Seasonality
We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, are experienced in the second half of the year as selling and marketing costs offset revenue in the first half of the year as we aggressively market during the busy booking period for spring, summer and winter holiday travel. Additionally, trivago has historically earned a substantial portion of its operating profits in the fourth quarter. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations, advertising business or a change in our product mix, including the assimilation and growth of HomeAway, may influence the typical trend of the seasonality in the future. We expect that as

HomeAway continues its shift to more of a transaction-based business model for vacation rental listings its seasonal trends will generally trend similar to our other traditional leisure businesses over time.
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
Loyalty Program Accruals
We offer certain internally administered traveler loyalty programs to our customers, such as our Hotels.com Rewards program, our Brand Expedia Expedia+ rewards program and our Orbitz rewards program. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia+ rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 30 Brand Expedia websites. Orbitz Rewards allows travelers to earn OrbucksSM, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, we record a liability for the estimated future cost of redemptions. The cost of these loyalty points is recorded as a reduction to revenue in our consolidated financial statements. We determine the future redemption obligation based on judgment factors including: (i) the estimated cost of travel products to be redeemed, and (ii) an estimated redemption rate based on the overall accumulation and usage of points towards free travel products, which is determined through current and historical trends as well as statistical modeling techniques. The actual future cost and rate of redemptions could differ materially from our estimates.
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
We note that there are more than 7,000 taxing jurisdictions in the United States, and it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, we have obtained the advice of state and local tax experts with respect to tax laws of certain states and local jurisdictions that represent a large portion of our hotel revenue. Many of the statutes and regulations that impose hotel occupancy taxes were established before the emergence of the internet and eCommerce. Certain jurisdictions have enacted, and others may enact, legislation regarding the imposition of occupancy taxes on businesses that arrange the booking of hotel accommodations. We continue to work with the relevant tax authorities and legislators to clarify our obligations under new and emerging laws and regulations. We will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant. Additionally, certain of our businesses are involved in occupancy tax related litigation, which is discussed in Part I, Item 3, Legal Proceedings. Recent occupancy tax developments are also discussed below under the caption “Occupancy and Other Taxes.”

Stock-Based Compensation
Our primary form of employee stock-based compensation is stock option awards. We measure the value of stock option awards on the date of grant at fair value using the appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models. We amortize the fair value over the remaining term on a straight-line basis. We account for forfeitures as they occur. The pricing models require various highly judgmental assumptions including volatility and expected option term. If any of the assumptions used in the models change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
In addition, we classify certain employee option awards as liabilities when we deem it not probable that the employees holding the awards will bear the risk and rewards of stock ownership for a reasonable period of time. Such options are revalued at the end of each reporting period and upon settlement our total compensation expense recorded from grant date to settlement date will equal the settlement amount.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, see NOTE 2 — Significant Accounting Policies in the notes to consolidated financial statements.

Occupancy and Other Taxes
We are currently involved in twenty lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.
Recent developments include:

•
City of San Diego, California Litigation. On December 12, 2016, the California Supreme Court affirmed the Court of Appeals’ decision, concluding that the defendant online travel companies do not operate hotels, and therefore they are not liable for hotel taxes. As a result of this decision, the California Court of Appeals has lifted the stays for the City of Los Angeles Litigation and City of San Diego Litigation and these cases will proceed in light of this decision. While not part of the court’s reasoning for its decision, the court commented that under the San Diego ordinance hotel taxes would be due on amounts that hotels require online travel companies to charge consumers under specific contractual rate parity clauses.

•
Nassau County, New York Litigation. On December 2, 2016, the court granted the defendant online travel companies’ motion for summary judgment and rejected Nassau County’s attempt to tax the amounts the defendants charge for their services.

•	State of Kentucky Litigation. The parties reached a settlement and, on January 31, 2017, the court entered an order dismissing the case.

•	State of Indiana Litigation. On December 20, 2016, the Indiana Tax Court held that tax assessments against Orbitz were issued in error as a matter of law.

•	Minnesota Cities Litigation. The parties reached a settlement and, on January 11, 2017, the court dismissed the appeals filed by certain Expedia companies, thereby ending the case.

•	State of Maine Litigation. The parties have reached a settlement in principle.
For additional information on these and other legal proceedings, see Part I, Item 3, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $71 million as of December 31, 2016 and $43 million as of December 31, 2015.
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
Hawaii (General Excise Tax). During 2013, the Expedia companies were required to “pay-to-play” and paid a total of $171 million in advance of litigation relating to general excise taxes for merchant model hotel reservations in the State of Hawaii. In September 2015, following a ruling by the Hawaii Supreme Court, the State of Hawaii refunded the Expedia companies $132 million of the original “pay-to-play” amount. As we had previously expensed the pay-to-play payments in prior periods, we recognized a gain in legal reserves, occupancy tax and other during the third quarter of 2015 related to this matter. Orbitz also received a similar refund of $22 million from the State of Hawaii in September 2015. The amount paid, net of refunds, by the Expedia companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services for merchant model hotel reservations was $44 million. The parties reached a settlement relating to Orbitz merchant model hotel tax liabilities, and on October 5, 2016, the Expedia companies paid the State of Hawaii for the tax years 2012 through 2015. The Expedia companies and Orbitz have now resolved all assessments by the State of Hawaii for merchant model hotel taxes through 2015.
The Department of Taxation also issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions. Those assessments are currently under review in the Hawaii tax courts.
Final assessments by the Hawaii Department of Taxation for general exercise taxes against the Expedia companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review in the Hawaii tax courts. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. The Expedia companies intend to appeal, and will be expected to pay under protest the full amount claimed due, or approximately $16.5 million, as a condition of appeal. The Hawaii tax court’s decision did not resolve “merchant model” car rental transactions for the tax year 2014, which also remain under review.
San Francisco. During 2009, we were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco. The city of San Francisco subsequently issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including against certain Expedia companies. The additional assessments, including the prepayment of such assessments, were contested by the Expedia companies on the basis that the court has already ruled that taxes are not due from the online travel companies and that binding precedent by the California Court of Appeals precludes the city’s claim for taxes. On May 14, 2014, the court heard oral argument on the Expedia companies’ contest of the prepayment requirement for the additional assessments and held that the Expedia companies were required to prepay in order to litigate the legality of the assessments. On May 26, 2014, the Expedia companies paid $25.5 million under protest in order to contest the additional assessments. The additional assessments were expensed during the second quarter of 2014. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco in prepayment of taxes to contest these assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation. The stay is now lifted and the appeal will proceed in light of the California Supreme Court’s decision in the San Diego litigation.
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

Segments
We have four reportable segments: Core OTA, trivago, Egencia and HomeAway upon its acquisition on December 15, 2015. In addition, eLong was a reportable segment through its disposal on May 22, 2015. Our Core OTA segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Orbitz.com, Expedia Affiliate Network, Hotwire.com, Travelocity, Wotif Group, CarRentals.com, and Classic Vacations. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment, which also includes Orbitz for Business, provides managed travel services to corporate customers worldwide. Our HomeAway segment operates an online marketplace for the vacation rental industry.
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

Gross Bookings and Revenue Margin

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Gross Bookings
Core OTA	$66,063	$54,252	$42,869	22%	27%
trivago(1)	—	—	—	N/A	N/A
Egencia	6,368	5,427	5,149	17%	5%
HomeAway(2)	—	—	—	N/A	N/A
eLong(3)	—	1,151	2,429	N/A	N/A
Total gross bookings	$72,431	$60,830	$50,447	19%	21%
Revenue Margin
Core OTA	10.7%	10.8%	11.4%
trivago(1)	N/A	N/A	N/A
Egencia	7.3%	7.4%	7.8%
HomeAway(2)	N/A	N/A	N/A
eLong(3)	N/A	3.6%	7.3%
Total revenue margin	12.1%	11.0%	11.4%
___________________________________

(1)
trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.

(2)
Gross bookings from HomeAway, our online marketplace for the vacation rental industry acquired in December 2015, are also currently excluded from the above total gross bookings. Revenue from HomeAway is included in revenue used to calculate total revenue margin. We have been in the process of determining comparable on-platform gross bookings and plan to begin disclosing this metric along with the historical comparable information in the first quarter of 2017.

(3)	Includes results for eLong through its disposal on May 22, 2015.
The increase in worldwide gross bookings in 2016 as compared to 2015 was primarily driven by the inorganic impact from acquisitions of 13% and growth in the Core OTA segment, including growth at Brand Expedia and Hotels.com, as well as in Egencia. The increase in worldwide gross bookings in 2015 as compared to 2014 was primarily driven by growth in the Core OTA segment, including strong performance at Brand Expedia and Hotels.com. Acquisitions added approximately 10% of inorganic gross bookings growth for 2015, excluding Travelocity due to the previously implemented commercial agreement.
Revenue margin increased in 2016 as compared to 2015 primarily due to the inclusion of HomeAway revenue without the additional gross bookings as well as the favorable impact of lower air ticket prices and a mix shift to higher margin products, including advertising and media revenue. These impacts were partially offset by the inclusion of a higher share of lower margin air gross bookings with the acquisition of Orbitz and lower revenue per room night. Revenue margin decreased in 2015 compared to 2014 primarily due to lower revenue per room night. These impacts were partially offset by a favorable impact of lower air ticket prices and a mix shift to higher margin products, including advertising and media revenue.

Results of Operations
On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong. The below discussion of the results of operations for 2015 include results for eLong through its disposal on May 22, 2015. Operating expense tables below present total expenses including eLong for the prior year periods as well as eLong specific amounts included within the consolidated total.
On September 17, 2015, we completed our acquisition of Orbitz. Orbitz was consolidated into our results of operations starting on the acquisition date and we recognized $196 million in revenue and $163 million in operating losses, including restructuring charges of $92 million as well as fees related to the acquisition, from the acquisition date to December 31, 2015.
On December 15, 2015, we completed our acquisition of HomeAway. HomeAway was consolidated into our results of operations starting on the acquisition date and we recognized $20 million in revenue and $14 million in operating loss, including fees related to the acquisition, from the acquisition date to December 31, 2015.
Revenue

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Revenue by Segment
Core OTA	$7,084	$5,877	$4,904	21%	20%
trivago (Third-party revenue)	539	333	281	62%	19%
Egencia	462	400	400	16%	0%
HomeAway	689	20	—	N/A	N/A
eLong	—	42	178	N/A	N/A
Total revenue	$8,774	$6,672	$5,763	31%	16%
In 2016, revenue increased primarily driven by 19% of inorganic impact from acquisitions, growth in the Core OTA segment, including growth at Brand Expedia and Hotels.com, as well as growth at trivago. In 2015, revenue increased primarily due to growth in the Core OTA segment, including strong performance at Brand Expedia, Hotels.com and EAN as well as growth at trivago, partially offset by a decrease in revenue due to the sale of eLong. Acquisitions added approximately 8% to the year-over-year growth rate in total revenue for 2015.
Worldwide hotel revenue increased 15% (16% excluding eLong) in 2016 primarily due to a 12% (21% excluding eLong) increase in room nights stayed driven by the inorganic impact of acquisitions as well as organic growth in Hotels.com, Brand Expedia and EAN, and a 3% increase (4% decrease excluding eLong) in revenue per room night in 2016. Absent eLong, revenue per room night decreased primarily due to margin reductions aimed at expanding the size and availability of our global hotel supply portfolio, unfavorable foreign exchange translation impacts as well as increased promotional activities such as growing loyalty programs. Absent impacts due to the sale of eLong, ADRs decreased by 1% primarily due to an unfavorable foreign exchange translation impact. Acquisitions added approximately 7% of inorganic hotel revenue growth in 2016 and 6% of room night growth. Worldwide hotel revenue increased 14% (17% excluding eLong) in 2015 primarily due to a 19% (36% excluding eLong) increase in room nights stayed driven by the inorganic impact of acquisitions as well as the healthy growth in Hotels.com and Brand Expedia, partially offset by a 4% decrease (14% excluding eLong) in revenue per room night in 2015. Absent eLong, revenue per room night decreased primarily due to strategic margin reductions aimed at expanding the size and availability of our global hotel supply portfolio, an unfavorable foreign exchange impact, both in translation and in book-to-stay, as well as increased promotional activities such as growing loyalty programs. Absent impacts due to the sale of eLong, ADRs decreased by 5% primarily due to an unfavorable foreign exchange translation impact. Acquisitions added approximately 6% of inorganic hotel revenue growth in 2015 and 7% of room night growth.
Worldwide air revenue increased 37% (39% excluding eLong) in 2016 due to a 29% (32% excluding eLong) increase in air tickets sold and a 6% (5% excluding eLong) increase in revenue per air ticket, driven by new contractual agreements and the addition of Orbitz. Acquisitions added approximately 28% of inorganic air revenue growth in 2016 and 21% of air ticket growth. Worldwide air revenue increased 21% (25% excluding eLong) in 2015 due to a 28% (35% excluding eLong) increase in air tickets sold, partially offset by a 6% (7% excluding eLong) decrease in revenue per air ticket. Acquisitions added approximately 18% of inorganic air revenue growth in 2015 and 15% of air ticket growth.
The remaining worldwide revenue, other than hotel and air discussed above, which includes advertising and media, car rental, destination services, fees related to our corporate travel business and HomeAway revenue, increased by 79% in 2016 and 19% in 2015 primarily due to the acquisition of HomeAway and strong growth in advertising and media revenue as well as growth in our travel insurance and car rental products, including an inorganic contribution from Orbitz.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Revenue by Business Model
Merchant	$4,852	$4,204	$3,749	15%	12%
Agency	2,425	1,882	1,535	29%	23%
Advertising and media(1)	807	566	479	43%	18%
HomeAway	689	20	—	N/A	N/A
Total revenue	$8,774	$6,672	$5,763	31%	16%
 ___________________________________

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.
The increase in merchant revenue in 2016 and 2015 was primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed. The increase in agency revenue in 2016 and 2015 was primarily due to the growth in agency hotel and air. The increase in advertising and media revenue in 2016 and 2015 was primarily due to continued growth in trivago and Expedia Media Solutions.
Cost of Revenue

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Customer operations	$727	$569	$536	28%	6%
Credit card processing	508	451	414	13%	9%
Data center and other	362	290	229	25%	26%
Total cost of revenue(1)	$1,597	$1,310	$1,179	22%	11%
% of revenue	18.2%	19.6%	20.5%
(1) Includes the following eLong amounts:	$—	$37	$58	N/A	N/A
Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, fraud and chargebacks, and (3) other costs, primarily including data center costs to support our websites, supplier operations, destination supply, and stock-based compensation.
In 2016, the increase in cost of revenue expense was driven by $158 million of increased customer operations expenses, $72 million of higher data center and other costs, as well as $57 million of higher net credit card processing costs related to growth of our merchant bookings. Acquisitions added approximately 18% of year-on-year cost of revenue growth for 2016.
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

Selling and Marketing

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Direct costs	$3,530	$2,718	$2,256	30%	20%
Indirect costs	837	663	552	26%	20%
Total selling and marketing(1)	$4,367	$3,381	$2,808	29%	20%
% of revenue	49.8%	50.7%	48.7%
(1) Includes the following eLong amounts:	$—	$54	$124	N/A	N/A
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
Selling and marketing expenses increased $986 million during 2016 compared to 2015 driven by an increase of $812 million of direct costs, including online and offline marketing expenses. trivago, Brand Expedia and Hotels.com as well as the added costs from our acquisitions of HomeAway and Orbitz accounted for the majority of the total direct cost increases. In addition, higher indirect costs of $174 million also contributed to the increase and were driven by additional personnel due to an accelerated pace of hiring in the lodging supply organization in the first half of the year and additional headcount at HomeAway and Orbitz. Acquisitions added approximately 14% of year-on-year selling and marketing growth for 2016.
Selling and marketing expenses increased $573 million during 2015 compared to 2014 driven by an increase of $462 million of direct costs, including online and offline marketing expenses. Brand Expedia, trivago, Hotels.com and Hotwire accounted for the majority of the total direct cost increase. In addition, higher personnel expenses of $111 million also contributed to the increase and were driven by the additional personnel due to an accelerated pace of hiring in the lodging supply organization as well as an increase of stock-based compensation of $15 million. Acquisitions added approximately 8% of year-on-year selling and marketing growth for 2015.
Technology and Content

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Personnel and overhead	$627	$434	$370	45%	17%
Depreciation and amortization of technology assets	362	265	214	36%	24%
Other	246	131	102	88%	29%
Total technology and content(1)	$1,235	$830	$686	49%	21%
% of revenue	14.1%	12.4%	11.9%
(1) Includes the following eLong amounts:	$—	$11	$21	N/A	N/A
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
Technology and content expense increased $405 million for 2016 compared to 2015 primarily due to increased personnel and overhead costs of $193 million to support key technology projects primarily in Brand Expedia Group, the corporate technology function and trivago, as well as the addition of HomeAway personnel and overhead costs. Depreciation and amortization of technology assets also increased $97 million year-over-year. Other costs increased $115 million year-over-year primarily due to expansion into the cloud computing environment and higher licensing and maintenance to support the growth of our technology platforms as well as higher stock-based compensation of $37 million, including amounts related to the trivago employee stock option plan as described in NOTE 10 — Stock-Based Awards and Other Equity Instruments. Acquisitions added approximately 20% to year-on-year technology and content growth for 2016.
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
General and Administrative

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Personnel and overhead	$411	$330	$277	24%	19%
Professional fees and other	267	244	148	10%	65%
Total general and administrative(1)	$678	$574	$425	18%	35%
% of revenue	7.7%	8.6%	7.4%
(1) Includes the following eLong amounts:	$—	$23	$24	N/A	N/A
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.
General and administrative expense increased $104 million in 2016 compared to 2015 due primarily to higher personnel and overhead expenses of $81 million driven by the organic growth of the business and the inorganic addition of HomeAway and Orbitz. In addition, stock-based compensation increased $28 million year-over-year, which included increases related to trivago as well as in general employee stock-based compensation that were partially offset by the absence of eLong related stock-based compensation in 2016. Acquisitions added approximately 7% of year-on-year general and administrative growth for 2016, which reflects the addition of a full year of expenses for HomeAway and Orbitz, partially offset by higher acquisition-related expenses in the prior year.
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
Amortization and Impairment of Intangible Assets

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Amortization of intangible assets	$317	$156	$77	103%	104%
Impairment of intangible assets	35	7	3	N/A	N/A

Amortization of intangible assets increased $161 million in 2016 compared to 2015 primarily due to amortization related to new business acquisitions in the prior year, partially offset by the completion of amortization related to certain intangible assets. In 2015, amortization increased $84 million primarily due to amortization related to new business acquisitions, including Orbitz and HomeAway.
In 2016, 2015 and 2014, we recorded impairment losses of $35 million, $7 million and $3 million related to indefinite-lived trade names within our Core OTA segment due to changes in estimated future revenues of the related brands.

Legal Reserves, Occupancy Tax and Other

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Legal reserves, occupancy tax and other	$26	$(105)	$42	N/A	N/A
Legal reserves, occupancy tax and other consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
During 2016, we recognized approximately $12 million for amounts expected to be paid in advance of litigation related to "merchant model” car rental transactions in connection with Hawaii's general excise tax litigation. The remaining expense in 2016 related to changes in our reserve related to hotel occupancy and other taxes.
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
Restructuring and Related Reorganization Charges
In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to previously disclosed acquisitions, we recognized $56 million, $105 million and $26 million in restructuring and related reorganization charges during 2016, 2015 and 2014. In 2016 and 2015, the charges were primarily related to employee severance and benefits as a part of the Orbitz integration and represents estimated severance amounts under pre-existing written plans and contracts Orbitz had with its employees, stock-compensation charges for acceleration of replacement awards pursuant to certain of these agreements as well as incremental retention compensation for exiting employees. In 2014, the charges primarily related to severance and related benefits as well as an Australian stamp duty tax that was payable to certain Australian jurisdictions related to business restructuring events. Based on current plans, which are subject to change, we expect to incur approximately $10 to $15 million in 2017 related to these integrations and estimates do not include any possible future acquisition integrations.
For additional information, see NOTE 15 — Restructuring and Related Reorganization Charges in the notes to the consolidated financial statements.

Operating Income

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Operating income	$462	$414	$518	12%	(20)%
% of revenue	5.3%	6.2%	9.0%
In 2016, operating income increased primarily due to higher growth in revenue and the absence of eLong operating losses, partially offset by increased costs and expenses, including growth in technology and content expense in excess of revenue growth, higher amortization of intangible assets as well as the comparative impact of the prior year Hawaii pay-to-play gain of $132 million.
In 2015, operating income decreased due to increased costs and expenses, including growth in selling and marketing expense in excess of revenue growth, growth in general and administrative expense in excess of revenue growth as well as an increase in restructuring and related reorganization charges, partially offset by the gain of $132 million related to the Hawaii pay-to-play refunds.

Included in our consolidated operating income for 2015 are operating losses for eLong through its disposition date of May 22, 2015 of $86 million. eLong had operating losses of $51 million for 2014.
Interest Income and Expense

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Interest income	$20	$17	$27	18%	(39)%
Interest expense	(173)	(126)	(98)	37%	29%
Interest income increased in 2016 compared to 2015 primarily due to higher rates of return, partially offset by lower invested balances. Interest income decreased in 2015 compared to 2014 primarily due to lower invested balances as well as lower rates of return due to a shift out of higher-yielding currencies due to the sale of eLong and funding U.S. dollar denominated acquisitions, and lower market rates in certain currencies.
Interest expense increased in 2016 compared to 2015 primarily as a result of additional interest on the Euro 650 million of senior unsecured notes issued in June 2015 and the $750 million senior unsecured notes issued in December 2015. Interest expense increased in 2015 compared to 2014 primarily as a result of additional interest on the $500 million senior unsecured notes issued in August 2014, the Euro 650 million of senior unsecured notes issued in June 2015 as well as the $750 million senior unsecured notes issued in December 2015.
As of December 31, 2016 and 2015, our long-term indebtedness totaled $3.2 billion. As of December 31, 2014, our long-term indebtedness totaled $1.7 billion.
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
Other, Net
Other, net is comprised of the following:

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Foreign exchange rate gains (losses), net	$(15)	$25	$6
Non-controlling interest basis adjustment	—	77	3
Other-than-temporary investment impairments	(12)	—	—
Other	(5)	11	9
Total other, net	$(32)	$113	$18
Provision for Income Taxes

	Year ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Provision for income taxes	$15	$203	$92	(92)%	122%
Effective tax rate	5.5%	21.9%	19.7%
The decrease in our effective rate for 2016 compared to 2015 was primarily due to tax benefits from the adoption of new accounting guidance relating to stock-based compensation and the release of valuation allowances in the United Kingdom and Germany on cumulative foreign net operating losses for which it is more likely than not the tax benefit will be realized. As a result of lower pre-tax earnings in 2016, the impacts of these benefits create a significant effect on our effective tax rate. Our effective tax rate for 2016 was lower than the 35% federal statutory rate due to earnings in foreign jurisdictions outside of the

United States, predominately Switzerland, where our statutory income tax rate is lower as well as the same factors impacting the year-over-year effective tax rate comparison.
The increase in the effective rate for 2015 compared to 2014 is primarily due to the gain on the sale of eLong during 2015, and the release of liabilities related to uncertain tax positions in 2014. Our effective tax rate for 2015 was lower than the 35% federal statutory rate due to earnings in foreign jurisdictions outside of the United States as well as the sale of eLong, which had a U.S. effective rate of less than 35%.

Our effective tax rate for 2014 was lower than the 35% federal statutory rate due to earnings in foreign jurisdictions outside of the United States as well as the release of liabilities related to uncertain tax positions.
For additional information, see NOTE 11 — Income Taxes in the notes to the consolidated financial statements.
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $1.9 billion and $1.7 billion at December 31, 2016 and 2015, including $1.1 billion and $645 million of cash and short-term investment balances held in wholly-owned foreign subsidiaries (which includes $737 million and $441 million related to earnings indefinitely invested outside the United States) as well as $313 million and $72 million held in majority-owned subsidiaries, which is also indefinitely invested outside the United States; and our $1.5 billion revolving credit facility, which is essentially untapped. Cumulative earnings related to undistributed earnings of certain foreign subsidiaries that we intend to indefinitely reinvest outside of the United States totaled $1.8 billion as of December 31, 2016. To date, we have permanently reinvested the majority of these foreign earnings outside of the United States and we do not intend to repatriate these earnings to fund U.S. operations. Should we distribute earnings of foreign subsidiaries in the form of dividends or otherwise, we may be subject to U.S. income taxes.
The revolving credit facility, which was amended in the first quarter of 2016 to increase borrowing capacity to $1.5 billion, extend the expiration to February 2021 and provide more favorable fees (as disclosed herein), bears interest based on the Company’s credit ratings with the applicable interest rate on drawn amounts was LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts was 17.5 basis points as of December 31, 2016.
Our credit ratings are periodically reviewed by rating agencies. As of December 31, 2016, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited to access to capital markets, which could have a material impact on our financial condition and results of operations.
As of December 31, 2016, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $500 million in registered senior unsecured notes due in August 2018 that bear interest at 7.456% (the “7.456% Notes”), $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95% (the “5.95% Notes”), $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5% (the “4.5% Notes”), Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5% (the "2.5% Notes") and $750 million of registered senior unsecured notes due in February 2026 that bear interest at 5.0% ("the 5.0% Notes").
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
As of December 31, 2016, we had a deficit in our working capital of $2.7 billion, compared to a deficit of $2.9 billion as of December 31, 2015. The slight change in deficit is primarily due to operating cash flows offset by financing and investing activities, including capital expenditures and share repurchases.
We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, we began our expansion into the cloud computing environment. While we expect our cloud computing expenses to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to our data centers over time. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Excluding capital expenditures associated with the build out of our new corporate headquarters, we expect total capital expenditures for 2017 to decline slightly over 2016 spending levels. Our current estimates for the new headquarters total approximately $650 million of which approximately $30 million was spent in 2016 and less than $100 million will be spent in 2017. The remainder will be split roughly evenly between 2018 and 2019.
Our cash flows are as follows:

	Year ended December 31,			$ Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(In millions)
Cash provided by (used in) operations:
Operating activities	$1,564	$1,368	$1,367	$196	$1
Investing activities	(718)	(2,371)	(924)	1,653	(1,447)
Financing activities	(691)	1,404	48	(2,095)	1,356
Effect of foreign exchange rate changes on cash and cash equivalents	(35)	(127)	(109)	92	(18)
In 2016, net cash provided by operating activities increased by $196 million primarily due to higher operating income after adjusting for impacts of depreciation and amortization, partially offset by a decrease in benefits from working capital adjustments and a net refund of hotel occupancy and other taxes in 2015. In 2015, net cash provided by operating activities remained essentially flat as a net refund of hotel occupancy and other taxes was mostly offset by decreased benefits from working capital changes, including increases in income tax and interest payments.
In 2016, cash used in investing activities decreased by $1.7 billion primarily due to a decrease of cash used for acquisitions of $2.1 billion, partially offset by a decrease in net proceeds related to the sale of eLong of $457 million in the prior year. In 2015, cash used in investing activities increased by $1.4 billion primarily due to an increase of cash used for acquisitions of $1.5 billion due primarily to our acquisition of Orbitz in September 2015 and HomeAway in December 2015 as well as higher capital expenditures of $460 million, including amounts paid for our new corporate headquarters, partially offset by net proceeds from the sale of eLong of $524 million.
Cash used in financing activities in 2016 primarily included cash paid to acquire shares of $456 million, including the repurchased shares under the authorizations discussed below, the repayment of $401 million of HomeAway Convertible Notes and $150 million cash dividend payment, partially offset by $215 million of net proceeds from the initial public offering of trivago as well as $141 million of proceeds from the exercise of options and employee stock purchase plans. Cash provided by financing activities in 2015 primarily included $700 million of net proceeds for the issuance of 2.5% Notes in June 2015, $741 million in net proceeds for the issuance of the 5.0% Notes in December 2015, $120 million of proceeds from the exercise of options and employee stock purchase plans as well as the issuance of treasury stock, and $91 million in excess tax benefit on equity awards, of which approximately $47 million related to the excess tax benefit associated with the stock options exercised by our Chairman and Senior Executive. These financing inflows were offset in part by $85 million of withholding taxes for stock option exercises paid on behalf of our Chairman and Senior Executive in exchange for surrendering a portion of his vested shares, which were concurrently cancelled, as well as cash paid to acquire shares of $61 million primarily under the repurchase authorizations discussed below, and $109 million cash dividend payments. Cash provided by financing activities in 2014 primarily included $493 million of net proceeds for the issuance of 4.5% Notes in August 2014 and $129 million of proceeds from the exercise of options and employee stock purchase plans as well as the issuance of treasury stock, partially offset by cash paid to acquire shares of $538 million, including the repurchased shares under the 2012 authorization discussed below, and $85 million cash dividend payment.
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

	Year ended December 31,
	2016	2015	2014
Number of shares repurchased	4.0 million	0.5 million	7.0 million
Average price per share	$109.64	$85.27	$76.26
Total cost of repurchases (in millions)(1)	$436	$45	$537

(1)	Amount excludes transaction costs.
As of December 31, 2016, 7.3 million shares remain authorized for repurchase under the 2015 authorization with no fixed termination date for the repurchases. Subsequent to December 31, 2016, we repurchased an additional 0.3 million shares for a total cost of $30 million, excluding transaction costs, representing an average price of $113.42 per share.
Our common stock dividend was $1.00 per share for 2016, $0.84 per share for 2015 and $0.66 per share for 2014. See NOTE 13 — Stockholders’ Equity in the notes to consolidated financial statements for a detail of the quarterly dividend payments by year. In addition, in February 2017, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.28 per share of outstanding common stock payable on March 30, 2017 to the stockholders of record as of the close of business on March 9, 2017. Future declarations of dividends are subject to final determination by our Board of Directors.
The effect of foreign exchange on our cash balances denominated in foreign currency in 2016 showed a net change of $92 million reflecting lower depreciations in foreign currencies in 2016 compared to 2015. The effect of foreign exchange on our cash balances denominated in foreign currency in 2015 showed a net change of $18 million reflecting higher depreciation in foreign currencies in the 2015 compared to 2014.
In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost of availability of future borrowings, including refinancing, if any, will be available on terms acceptable to us.
Contractual Obligations and Commercial Commitments
The following table presents our material contractual obligations and commercial commitments as of December 31, 2016:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Long-term debt (1)	$4,253	$159	$818	$993	$2,283
Operating leases (2)	514	120	212	92	90
Purchase obligations (3)	268	239	29	—	—
Guarantees (4)	150	150	—	—	—
Letters of credit (4)	49	44	5	—	—
Total(5)	$5,234	$712	$1,064	$1,085	$2,373

 ____________________

(1)
Our 7.456% Notes, 5.95% Notes, 2.5% Notes, 4.5% Notes, and 5.0% Notes include interest payments through maturity in 2018, 2020, 2022, 2024, and 2026 respectively, based on the stated fixed rates. For the 2.5% Notes, the December 31, 2016 Euro exchange rate was used to convert the Euro 650 million to U.S. Dollars and calculate the related U.S. Dollar interest payments.

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

(5)	Excludes $221 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.
Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2016.
Certain Relationships and Related Party Transactions
For a discussion of certain relationships and related party transactions, see NOTE 18 — Related Party Transactions in the notes to the consolidated financial statements.

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
Interest Rate Risk
In August 2006, we issued $500 million senior unsecured notes with a fixed rate of 7.456%. In August 2010, we issued $750 million senior unsecured notes with a fixed rate of 5.95%. In August 2014, we issued $500 million senior unsecured notes with a fixed rate of 4.5%. In June 2015, we issued Euro 650 million of senior unsecured notes with a fixed rate of 2.5%. (See “Foreign Exchange Risk” below for further discussion or our 2.5% Notes.) In December 2015, we issued $750 million of senior unsecured notes with a fixed rate of 5.0%. As a result, if market interest rates decline, our required payments will exceed those based on market rates. The fair values of our 7.456% Notes, 5.95% Notes, 2.5% Notes, 4.5% Notes and 5.0% Notes were approximately $541 million, $823 million, $718 million, $511 million and $782 million as of December 31, 2016 as calculated based on quoted market prices in less active markets at year end. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our 7.456% Notes by approximately $4 million, our 5.95% Notes by approximately $13 million, our 4.5% Notes by approximately $16 million, our 2.5% Notes by approximately $17 million and our 5.0% Notes by approximately $28 million.
We maintain a $1.5 billion revolving credit facility, which bears interest based on market rates plus a spread determined by our credit ratings. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility. As of December 31, 2016 and 2015, we had no revolving credit facility borrowings outstanding.

We invest in investment grade corporate debt securities and, as of December 31, 2016, we had $64 million of available for sale investments. Based on a sensitivity analysis, we have determined that a hypothetical 1.00% (100 basis points) increase in bond prices would have resulted in a decrease in the fair values of our investments of less than $1 million as of December 31, 2016. Such losses would only be realized if we sold the investments prior to maturity.
We did not experience any significant impact from changes in interest rates for the years ended December 31, 2016, 2015 or 2014.
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
To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2016, we had a net forward liability of $4 million included in accrued expenses and other current liabilities. As of December 31, 2015, we had a net forward asset of $8 million included in prepaid expenses and other current assets. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.
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
Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $21 million based on our foreign currency forward positions (including the impact of forward positions economically hedging our merchant revenue exposures) and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2016. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.
During 2016, 2015 and 2014, we recorded net foreign exchange rate losses of approximately $15 million ($30 million loss excluding the contracts economically hedging our forecasted merchant revenue), net foreign exchange rate gains of approximately $25 million ($15 million loss excluding the contracts economically hedging our forecasted merchant revenue) and net foreign exchange rate gains of approximately $6 million ($14 million loss excluding the contracts economically hedging our forecasted merchant revenue). As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

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
Part II. Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Part II. Item 9A. Controls and Procedures
Changes in Internal Control over Financial Reporting.
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Expedia, Inc.
We have audited Expedia, Inc. and subsidiaries' (the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Expedia, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Expedia, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Expedia, Inc. and subsidiaries and our report dated February 9, 2017 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Seattle, Washington
February 9, 2017

Part II. Item 9B. Other Information
None.
Part III.
We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2017 annual meeting of stockholders (the “2017 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.
Part III. Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement and incorporated herein by reference.
Part III. Item 11. Executive Compensation
The information required by this item is included under the captions “Election of Directors —Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2017 Proxy Statement and incorporated herein by reference.
Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2017 Proxy Statement and incorporated herein by reference.
Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2017 Proxy Statement and incorporated herein by reference.
Part III. Item 14. Principal Accounting Fees and Services
The information required by this item is included under the caption “Audit Committee Report” in the 2017 Proxy Statement and incorporated herein by reference.
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

(a)(3) Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated Expedia, Inc., as Issuer, the Guarantors party thereto, and BNP Paribas, Goldman, Sachs & Co., J.P. Morgan Securities plc, as Representatives of the several Underwriters (relating to the Fourth Supplemental Indenture on Exhibit 4.6)		8-K	000-51447	1.1	6/3/2015

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005
2.2	Separation Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	2.1	12/27/2011
2.3	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.		8-K	000-51447	2.1	12/21/2012
2.4	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.		8-K	000-51447	2.2	12/21/2012
2.5	Agreement and Plan of Merger, dated as of February 12, 2015, by and among Expedia, Inc., Xeta, Inc., and Orbtiz Worldwide, Inc.		8-K	000-51447	2.1	2/13/2015
2.6	Purchase and Sale Agreement (Cruise), dated March 10, 2015, by and between Immunex Corporation and Cruise, LLC		8-K	000-51447	10.1	4/2/2015
2.7	First Amendment to Purchase and Sale, dated March 25, 2015, by and between Immunex Corporation and Cruise, LLC		8-K	000-51447	10.2	4/2/2015
2.8	Share Purchase Agreement, dated May 22, 2015, by and among Expedia, Inc., Expedia Asia Pacific - Alpha Limited, Ctrip.com International, Ltd., C-Travel International Limited, Luxuriant Holdings Limited, Keystone Lodging Holdings Limited and Plateno Group Limited		8-K	000-51447	10.1	5/22/2015
2.9	Agreement and Plan of Reorganization, dated as of November 4, 2015, by and among Expedia, Inc., HMS 1 Inc. and HomeAway, Inc.		8-K	001-37429	2.1	11/5/2015
3.2	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	8/15/2005
4.1	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006
4.2	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	1/25/2007
4.3	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020		8-K	000-51447	4.1	8/10/2010
4.4	Ninth Supplemental Indenture, dated as of September 30, 2016, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K	001-37429	4.1	10/3/2016
4.5	Indenture, dated as of August 13, 2014, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K	000-51447	4.1	8/18/2014

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
4.6	First Supplemental Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 4.500% Senior Notes due 2024		8-K	000-51447	4.2	8/18/2014
4.7	Fourth Supplemental Indenture, dated as of June 3, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 2.500% Senior Notes due 2022		8-K	000-51447	4.2	6/3/2015
4.8	Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.000% Senior Notes due 2026		8-K	001-37429	4.1	12/8/2015
10.1	Amended and Restated Governance Agreement among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	000-51447	10.10	12/27/2011
10.2	Assignment and Assumption of Governance Agreement, among Liberty Expedia holdings, Inc., LEXE Marginco, LLC, LEXEB, LLC, Liberty Interactive Corporation, Barry Diller and Expedia, Inc., dated as of November 4, 2016		8-K*†	001-37938	10.6	11/7/2016
10.3	Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		10-K	000-51447	10.1	2/10/2012
10.4	Assignment and Assumption of Stockholders Agreement, by and among Liberty Expedia Holdings, Inc., Liberty Interactive Corporation and Barry Diller, dated November 4, 2016		8-K*†	001-37938	10.7	11/7/2016
10.5	Amendment No. 1 to Stockholders Agreement, by and between Liberty Expedia Holdings, Inc. and Barry Diller, dated November 4, 2016		8-K*†	001-37938	10.8	11/7/2016
10.6	Amended and Restated Transaction Agreement, by and among Liberty Interactive Corporation, Liberty Expedia Holdings, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of September 22, 2016		S-4/A*†	333-210377	10.1	9/23/2016
10.7	Assignment Agreement, by and between Barry Diller and Liberty Expedia Holdings, Inc., dated November 4, 2016		8-K*†	001-37938	10.10	11/7/2016
10.8	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005
10.9	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.1	11/14/2005
10.10	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.2	12/27/2011
10.11	Employee Matters Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.3	12/27/2011

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.12	Amended and Restated Credit Agreement dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; Hotwire, Inc., a Delaware corporation, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent		8-K	000-51447	10.1	9/11/2014
10.13	First Amendment, dated as of February 4, 2016, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent		8-K	001-37429	10.1	2/8/2016
10.14
Second Amendment, dated as December 22, 2016, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent
		X
10.15	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.10	8/3/2007
10.16*	Fourth Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	001-37429	Appendix A	8/23/2016
10.17*	Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan		S-8	333-206990	99.1	9/17/2015
10.18*	HomeAway, Inc. 2011 Equity Incentive Plan		S-8	333-208548	99.10	12/15/2015
10.19*	Expedia, Inc. 2013 Employee Stock Purchase Plan		DEF14A	000-51447	Appendix B	4/30/2013
10.20*	Expedia, Inc. 2013 International Employee Stock Purchase Plan		DEF 14A	000-51447	Appendix C	4/30/2013
10.21*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.1	8/1/2014
10.22*	Form of Expedia, Inc. Restricted Stock Unit Agreement	X
10.23*	Form of Expedia, Inc. Stock Option Agreement	X
10.24*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.1	2/19/2009
10.25*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.2	2/19/2009
10.26*	First Amendment of the Executed Deferred Compensation Plan, effective as of December 31, 2014		10-K	000-51447	10.20	2/6/2015
10.27*	Employment Agreement between Dara Khosrowshahi and Expedia, Inc., effective as of March 31, 2015		8-K	000-51447	10.10	4/1/2015

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.28*	Second Amended and Restated Expedia, Inc. Restricted Stock Unit Agreement for Dara Khosrowshahi, dated as of December 20, 2011		8-K	000-51447	10.5	12/27/2011
10.29*	Expedia, Inc. Stock Option Agreement for Dara Khosrowshahi, dated as of March 31, 2015		8-K	000-51447	10.2	4/1/2015
10.30*	Expedia, Inc. Stock Option Agreement for Dara Khosrowshahi, dated as of March 31, 2015		8-K	000-51447	10.3	4/1/2015
10.31*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005
10.32*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005
10.33*	Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective as of October 20, 2011		S-4/A	333-175828	10.17	10/24/2011
10.34*	Amendment to the Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective March 7, 2014		8-K	000-51447	10.1	03/07/2014
10.35*	Second Amendment to the Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., dated September 11, 2014		8-K	000-51447	10.1	09/12/2014
10.36*	Third Amendment to the Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., dated March 7, 2016		8-K	001-37429	10.1	03/09/2016
10.37*	Expedia, Inc. Stock Option Agreement for Mark D. Okerstrom, dated as of March 7, 2016		8-K	001-37429	10.2	03/09/2016
10.38*	Expedia, Inc. Stock Option Agreement for Mark D. Okerstrom, dated as of March 7, 2016		8-K	001-37429	10.3	03/09/2016
10.39*	Employment Agreement between Robert J. Dzielak and Expedia, Inc., effective as of March 2, 2015		8-K	000-51447	10.1	03/04/2015
21	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.3***	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
X

*	Indicates a management contract or compensatory plan or arrangement.
**	Indicates reference to filing of IAC/InterActiveCorp
*†	Indicates reference to filing of Liberty Expedia Holdings, Inc.
***	Furnished herewith

Signatures
Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia, Inc.

By:	/s/ DARA KHOSROWSHAHI
Dara Khosrowshahi Chief Executive Officer
February 9, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 9, 2017.

Signature	Title

/s/ DARA KHOSROWSHAHI	Chief Executive Officer, President and Director
Dara Khosrowshahi	(Principal Executive Officer)

/s/ MARK D. OKERSTROM	Chief Financial Officer
Mark D. Okerstrom	(Principal Financial Officer)

/s/ LANCE A. SOLIDAY	Chief Accounting Officer and Controller
Lance A. Soliday	(Principal Accounting Officer)

/s/ BARRY DILLER	Director (Chairman of the Board)
Barry Diller

/s/ VICTOR A. KAUFMAN	Director (Vice Chairman)
Victor A. Kaufman

/s/ SUSAN C. ATHEY	Director
Susan C. Athey

/s/ A. GEORGE BATTLE	Director
A. George Battle

/s/ PAMELA L. COE	Director
Pamela L. Coe

/s/ JONATHAN L. DOLGEN	Director
Jonathan L. Dolgen

/s/ CRAIG A. JACOBSON	Director
Craig A. Jacobson

/s/ PETER M. KERN	Director
Peter M. Kern

/s/ JOHN C. MALONE	Director
John C. Malone

/s/ SCOTT RUDIN	Director
Scott Rudin

/s/ CHRISTOPHER W. SHEAN	Director
Christopher W. Shean

/s/ ALEXANDER VON FURSTENBERG	Director
Alexander von Furstenberg

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Expedia, Inc.
We have audited the accompanying consolidated balance sheets of Expedia, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expedia, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2017 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Seattle, Washington
February 9, 2017

Consolidated Financial Statements

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015	2014
	(In thousands, except for per share data)
Revenue	$8,773,564	$6,672,317	$5,763,485
Costs and expenses:
Cost of revenue (1)	1,596,698	1,309,559	1,179,081
Selling and marketing (1)	4,367,417	3,381,086	2,808,329
Technology and content (1)	1,235,019	830,244	686,154
General and administrative (1)	678,292	573,913	425,373
Amortization of intangible assets	317,141	156,458	76,773
Impairment of intangible assets	34,890	7,207	2,842
Legal reserves, occupancy tax and other	26,498	(104,587)	41,539
Restructuring and related reorganization charges (1)	55,907	104,871	25,630
Operating income	461,702	413,566	517,764
Other income (expense):
Interest income	19,726	16,695	27,288
Interest expense	(173,148)	(126,195)	(98,089)
Gain on sale of business	—	508,810	—
Other, net	(31,680)	113,086	17,678
Total other income (expense), net	(185,102)	512,396	(53,123)
Income before income taxes	276,600	925,962	464,641
Provision for income taxes	(15,315)	(203,214)	(91,691)
Net income	261,285	722,748	372,950
Net loss attributable to non-controlling interests	20,563	41,717	25,147
Net income attributable to Expedia, Inc.	$281,848	$764,465	$398,097
Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.87	$5.87	$3.09
Diluted	1.82	5.70	2.99
Shares used in computing earnings per share:
Basic	150,367	130,159	128,912
Diluted	154,517	134,018	133,168
Dividends declared per common share	$1.00	$0.84	$0.66

(1) Includes stock-based compensation as follows:
Cost of revenue	$11,388	$5,307	$3,921
Selling and marketing	46,654	33,164	18,067
Technology and content	63,536	26,766	22,100
General and administrative	108,149	80,082	40,923
Restructuring and related reorganization charges	12,690	32,749	—

See notes to consolidated financial statements.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$261,285	$722,748	$372,950
Other comprehensive income (loss), net of tax
Currency translation adjustments and other, net of taxes	(10,217)	(147,815)	(164,666)
Net reclassification of foreign currency translation adjustments into total other income (expenses), net	—	(43,183)	—
Unrealized gains (losses) on available for sale securities, net of taxes	154	(67)	(60)
Other comprehensive loss, net of tax	(10,063)	(191,065)	(164,726)
Comprehensive income	251,222	531,683	208,224
Less: Comprehensive income (loss) attributable to non-controlling interests	(29,075)	(86,662)	(32,902)
Comprehensive income attributable to Expedia, Inc.	$280,297	$618,345	$241,126

See notes to consolidated financial statements.

EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,796,811	$1,676,299
Restricted cash and cash equivalents	18,733	11,324
Short-term investments	72,313	33,739
Accounts receivable, net of allowance of $25,278 and $27,035	1,343,247	1,082,406
Income taxes receivable	19,402	13,805
Prepaid expenses and other current assets	199,745	158,688
Total current assets	3,450,251	2,976,261
Property and equipment, net	1,394,904	1,064,259
Long-term investments and other assets	520,058	642,802
Deferred income taxes	23,658	15,458
Intangible assets, net	2,446,652	2,793,954
Goodwill	7,942,023	7,992,941
TOTAL ASSETS	$15,777,546	$15,485,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,509,313	$1,329,870
Accounts payable, other	577,012	485,557
Deferred merchant bookings	2,617,791	2,337,037
Deferred revenue	282,517	235,809
Income taxes payable	49,739	68,019
Accrued expenses and other current liabilities	1,090,826	1,469,725
Total current liabilities	6,127,198	5,926,017
Long-term debt	3,159,336	3,183,140
Deferred income taxes	484,970	473,841
Other long-term liabilities	312,939	314,432
Commitments and contingencies
Redeemable non-controlling interests	—	658,478
Stockholders’ equity:
Common stock $.0001 par value	22	22
Authorized shares: 1,600,000
Shares issued: 224,310 and 220,383
Shares outstanding: 137,232 and 137,459
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	8,794,298	8,696,508
Treasury stock — Common stock, at cost	(4,510,655)	(4,054,909)
Shares: 87,077 and 82,924
Retained earnings	129,034	507,666
Accumulated other comprehensive income (loss)	(280,399)	(284,894)
Total Expedia, Inc. stockholders’ equity	4,132,301	4,864,394
Non-redeemable non-controlling interests	1,560,802	65,373
Total stockholders’ equity	5,693,103	4,929,767
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,777,546	$15,485,675
See notes to consolidated financial statements.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2013	192,562,367	$19	12,799,999	$1	$5,802,140	75,676,230	$(3,465,675)	$(209,218)	$18,197	$113,521	2,258,985
Net income (excludes $9,690 of net loss attributable to redeemable non-controlling interests)								398,097		(15,457)	382,640
Other comprehensive income, net of taxes									(156,971)	10,465	(146,506)
Proceeds from exercise of equity instruments and employee stock purchase plans	4,064,829	1			104,598						104,599
Tax benefits on equity awards					57,132						57,132
Issuance of common stock in connection with acquisition	175,040	—			—						—
Treasury stock activity related to vesting of equity instruments						9,689	(773)				(773)
Common stock repurchases						7,040,621	(537,088)				(537,088)
Proceeds from issuance of treasury stock					14,988	(264,608)	5,416				20,404
Cash dividends					(38,833)			(45,864)			(84,697)
Adjustment to the fair value of redeemable non-controlling interests					(116,969)			(143,015)			(259,984)
Changes in ownership of non-controlling interests					24,090					933	25,023
Stock-based compensation expense					69,620						69,620
Other					4,374	73,464	—				4,374
Balance as of December 31, 2014	196,802,236	20	12,799,999	1	5,921,140	82,535,396	(3,998,120)	—	(138,774)	109,462	1,893,729
Net income (excludes $15,417 of net loss attributable to redeemable non-controlling interest)								764,465		(26,300)	738,165
Other comprehensive income (loss), net of taxes									(146,120)	641	(145,479)
Proceeds from exercise of equity instruments and employee stock purchase plans	3,385,749	—			96,534						96,534
Withholding taxes for stock options					(85,033)						(85,033)
Tax benefits on equity awards					89,128						89,128
Issuance of common stock in connection with acquisition	20,195,139	2			2,552,340						2,552,342
Treasury stock activity related to vesting of equity instruments						127,712	(15,763)				(15,763)
Common stock repurchases						525,504	(44,822)				(44,822)
Proceeds from issuance of treasury stock					18,779	(264,841)	3,796				22,575
Cash dividends					—			(108,778)			(108,778)
Adjustment to the fair value of redeemable non-controlling interests					(40,558)			(148,021)			(188,579)
Sale of controlling interest in eLong					—					(92,550)	(92,550)
Acquisition of non-controlling interest					—					64,115	64,115
Other changes in ownership of non-controlling interests					(4,198)					10,005	5,807
Stock-based compensation expense					147,988						147,988
Other					388						388
Balance as of December 31, 2015	220,383,124	$22	12,799,999	$1	$8,696,508	82,923,771	$(4,054,909)	$507,666	$(284,894)	$65,373	$4,929,767

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Net income (excludes $22,286 of net loss attributable to redeemable non-controlling interest)								281,848		1,723	283,571
Other comprehensive income (loss), net of taxes									(1,551)	—	(1,551)
Proceeds from exercise of equity instruments and employee stock purchase plans	3,413,505	—			141,043						141,043
Withholding taxes for stock options					(1,282)						(1,282)
Issuance of common stock in connection with acquisitions	513,140	—			—						—
Treasury stock activity related to vesting of equity instruments						174,378	(19,377)				(19,377)
Common stock repurchases						3,979,170	(436,369)				(436,369)
Impact of adoption of new accounting guidance related to stock-based compensation					10,048			(7,037)			3,011
Cash dividends					—			(149,906)			(149,906)
Adjustment to the fair value of redeemable non-controlling interests					(344,064)			(503,537)			(847,601)
Change in ownership of non-controlling interest related to trivago initial public offering ("IPO")					(32,141)				6,046	26,095	—
Transfer from redeemable non-controlling interests					—					1,380,976	1,380,976
Proceeds related to trivago IPO, net of fees and expenses					124,616					85,287	209,903
Other changes in ownership of non-controlling interests					—					274	274
Stock-based compensation expense					196,358						196,358
Other					3,212					1,074	4,286
Balance as of December 31, 2016	224,309,769	$22	12,799,999	$1	$8,794,298	87,077,319	$(4,510,655)	$129,034	$(280,399)	$1,560,802	$5,693,103

See notes to consolidated financial statements.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2016	2015	2014
	(In thousands)
Operating activities:
Net income	$261,285	$722,748	$372,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	477,061	336,680	265,817
Amortization of stock-based compensation	242,417	178,068	85,011
Amortization of intangible assets	317,141	156,458	76,773
Impairment of intangible assets	34,890	7,207	2,842
Deferred income taxes	(14,088)	(21,635)	(79,031)
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	16,253	88,528	79,410
Realized (gain) loss on foreign currency forwards	53,089	(54,226)	5,481
Gain on sale of business	—	(508,810)	—
Non-controlling interest basis adjustment	—	(77,400)	—
Other	7,555	15,865	8,966
Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	(276,154)	(198,262)	(157,957)
Prepaid expenses and other assets	(30,198)	97,701	(65,203)
Accounts payable, merchant	184,398	97,248	110,603
Accounts payable, other, accrued expenses and other current liabilities	79,202	194,458	271,454
Tax payable/receivable, net	(100,525)	39,776	39,971
Deferred merchant bookings	261,402	299,534	331,133
Deferred revenue	50,606	(5,893)	18,739
Net cash provided by operating activities	1,564,334	1,368,045	1,366,959
Investing activities:
Capital expenditures, including internal-use software and website development	(749,348)	(787,041)	(328,387)
Purchases of investments	(45,352)	(521,329)	(1,194,210)
Sales and maturities of investments	60,935	410,923	1,162,557
Acquisitions, net of cash acquired	(777)	(2,063,649)	(560,668)
Proceeds from sale of business, net of cash divested and disposal costs	67,088	523,882	—
Net settlement of foreign currency forwards	(53,089)	54,226	(5,481)
Other, net	2,222	11,728	1,932
Net cash used in investing activities	(718,321)	(2,371,260)	(924,257)
Financing activities:
Payment of HomeAway Convertible Notes	(401,424)	—	—
Proceeds from issuance of long-term debt, net of issuance costs	(2,093)	1,441,860	492,894
Purchases of treasury stock	(455,746)	(60,546)	(537,861)
Proceeds from issuance of treasury stock	—	22,575	20,404
Payment of dividends to stockholders	(150,159)	(108,527)	(84,697)
Proceeds from exercise of equity awards and employee stock purchase plan	141,043	97,716	108,121
Sales (purchases) of interest in controlled subsidiaries, net	208,016	(8,518)	(3,272)
Excess tax benefit on equity awards	—	90,855	58,156
Withholding taxes for stock option exercises	(1,282)	(85,033)	—
Other, net	(28,974)	13,817	(5,596)
Net cash provided by (used in) financing activities	(690,619)	1,404,199	48,149
Effect of exchange rate changes on cash and cash equivalents	(34,882)	(127,385)	(109,184)
Net increase in cash and cash equivalents	120,512	273,599	381,667
Cash and cash equivalents at beginning of year	1,676,299	1,402,700	1,021,033
Cash and cash equivalents at end of year	$1,796,811	$1,676,299	$1,402,700
Supplemental cash flow information
Cash paid for interest	$153,755	$109,507	$87,555
Income tax payments, net	124,291	96,834	70,339
See notes to consolidated financial statements.

Expedia, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — Organization and Basis of Presentation
Description of Business
Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.comTM, Travelocity®, Expedia® Affiliate Network, Classic Vacations®, Expedia Local Expert®, Egencia®, Expedia® CruiseShipCenters®, trivago®, CarRentals.comTM, Wotif Group, Orbitz Worldwide (“Orbitz”) acquired in September 2015, HomeAway® acquired in December 2015, and eLongTM through its sale on May 22, 2015. In addition, many of these brands have related international points of sale, including those as part of AirAsia-Expedia upon our acquisition of a controlling interest in March 2015. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
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
Seasonality
We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, are experienced in the second half of the year as selling and marketing costs offset revenue in the first half of the year as we aggressively market during the busy booking period for spring, summer and winter holiday travel . Additionally, trivago has historically earned a substantial portion of its operating profits in the fourth quarter. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations, advertising business or a change in our product mix, including the assimilation and growth of HomeAway, may influence the typical trend of the seasonality in the future. We expect that as HomeAway continues its shift to more of a transaction-based business model for vacation rental listings its seasonal trends will generally trend similar to our other traditional leisure businesses over time.
NOTE 2 — Significant Accounting Policies
Consolidation
Our consolidated financial statements include the accounts of Expedia, Inc., our wholly-owned subsidiaries, and entities for which we control a majority of the entity’s outstanding common stock. We record non-controlling interest in our consolidated financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Non-controlling interest in the earnings and losses of consolidated subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated entities, which includes the non-controlling interest share of net income or loss from our redeemable and non-redeemable non-controlling interest entities. Upon closing of its initial public offering ("IPO") on December 16, 2016, trivago became a separately listed company on the Nasdaq Global Select Market and, therefore, is subject to its own reporting and filing requirements which could result in possible differences that are not expected to be material to Expedia, Inc.
We characterize our minority interest in AirAsia-Expedia and trivago, subsequent to its IPO, as a non-redeemable non-controlling interest and classify it as a component of stockholders’ equity in our consolidated financial statements. Non-

controlling interests with shares redeemable at the option of the minority holders, such as trivago prior to its IPO, have been included in redeemable non-controlling interests. See “Redeemable Non-controlling Interest” below for further information.
We have eliminated significant intercompany transactions and accounts in our consolidated financial statements.
Accounting Estimates
We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include revenue recognition; recoverability of current and long-lived assets, intangible assets and goodwill; income and transactional taxes, such as potential settlements related to occupancy and excise taxes; loss contingencies; loyalty program liabilities; redeemable non-controlling interests; acquisition purchase price allocations; stock-based compensation and accounting for derivative instruments.
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
We offer traditional travel products and services on a stand-alone and package basis primarily through the following business models: the merchant model, the agency model and the advertising model.
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
In addition, our HomeAway business facilitates vacation rental bookings and provides listing and other ancillary services to property owners and managers.
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
Vacation Rental Products and Services. Vacation rental revenue is earned on a transactional or subscription basis, where property owners or managers purchase in advance online advertising services related to the listing of their properties for rent over a fixed term (typically one year). Listing revenue is also generated on a commission basis, when traveler bookings are completed on our websites. During 2016, HomeAway has been undergoing a transition from a subscription-based model to an online transaction model, and in 2016, HomeAway launched a traveler service fee paid by the traveler, which is recorded as deferred revenue and recognized as revenue at the time of check-in. Payments for term-based paid subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably on a straight-line basis over the listing period. Revenue for performance-based listings is calculated as a percentage of the traveler booking or a fixed fee-per-inquiry stated in the arrangement and recognized when the service has been performed or as the customers’ refund privileges lapse, which is typically at check-in. Revenue from other ancillary vacation rental services or products are recorded either upon delivery or when we provide the service.
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
We record investments using the equity method when we have the ability to exercise significant influence over the investee. Equity investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified within long-term investments and other assets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments. As of December 31, 2016 and 2015, we had $323 million and $339 million of cost method investments.
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
We establish assets and liabilities for the estimated construction costs incurred under lease arrangements where we are considered the owner for accounting purposes, pursuant to build-to-suit lease guidance, to the extent that we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. As a result of our involvement in the construction project for a new office space of our trivago subsidiary, we are recording that lease under build-to-suit guidance. We record project construction costs during the construction period incurred by the landlord as a construction-in-progress asset and a related construction financing obligation on our consolidated balance sheets.
Business Combinations
We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and trade names, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any changes to provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined.
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
Redeemable Non-controlling Interests
Prior to the IPO of trivago, we had non-controlling interests in majority owned entities, which were carried at fair value as the non-controlling interests contained certain rights, whereby we could acquire and the minority shareholders could sell to us the additional shares of the company. Changes in fair value of the shares for which the minority holders could sell to us were recorded to the non-controlling interest and as charges or credits to retained earnings (or additional paid-in capital in the absence of retained earnings). Fair value determinations required high levels of judgment (“Level 3” on the fair value hierarchy) and were based on various valuation techniques, including market comparables and discounted cash flow projections.

Income Taxes
We record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates. All deferred income taxes are classified as long-term on our consolidated balance sheets.
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
At December 31, 2016 and 2015, our derivative instruments primarily consisted of foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. We do not hold or issue financial instruments for speculative or trading purposes.
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
Loyalty and Points Based Offers. We offer certain internally administered traveler loyalty programs to our customers, such as our Hotels.com Rewards® program, our Brand Expedia Expedia® + rewards program and our Orbitz rewards program. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia+ rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 30 Brand Expedia points of sale. Orbitz Rewards allows travelers to earn OrbucksSM, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, we record a liability for the estimated future cost of redemptions. The cost of these loyalty points is recorded as a reduction to revenue in our consolidated financial statements. We determine the future redemption obligation based on factors that require significant judgment including: (i) the estimated cost of travel products to be redeemed, and (ii) an estimated redemption rate based on the overall accumulation and usage of points towards free travel products, which is determined through current and historical trends as well as statistical modeling techniques. As of December 31, 2016 and 2015, we had a liability related to our loyalty programs of $442 million and $364 million included in accrued expenses and other current liabilities.
Advertising Expense
We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2016, 2015 and 2014, our advertising expense was $2.7 billion, $2.1 billion and $1.6 billion. As of December 31, 2016 and 2015, we had $23 million and $16 million of prepaid marketing expenses included in prepaid expenses and other current assets.

Stock-Based Compensation
We measure and amortize the fair value of stock options and restricted stock units (“RSUs”) as follows:
Stock Options. We measure the value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option pricing models. The valuation models incorporate various assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on historical volatility of our common stock and other relevant factors. We base our expected term assumptions on our historical experience and on the terms and conditions of the stock awards granted to employees. We amortize the fair value, net of actual forfeitures, over the remaining vesting term on a straight-line basis. In addition, we classify certain employee option awards as liabilities when we deem it not probable that the employees holding the awards will bear the risk and rewards of stock ownership for a reasonable period of time. Such options are revalued at the end of each reporting period and upon settlement our total compensation expense recorded from grant date to settlement date will equal the settlement amount. The majority of our stock options vest over four years.
Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a three or four-year period. We measure the value of RSUs at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of actual forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. We record RSUs that may be settled by the holder in cash, rather than shares, as a liability and we remeasure these instruments at fair value at the end of each reporting period. Upon settlement of these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date. Performance-based RSUs vest upon achievement of certain company-based performance conditions. On the date of grant, we determine the fair value of the performance-based award based on the fair value of our common stock at that time and we assess whether it is probable that the performance targets will be achieved. If assessed as probable, we record compensation expense for these awards over the estimated performance period using the accelerated method. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.
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
We elected to early adopt the new guidance in the second quarter of 2016, which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital for all periods in 2016. Additionally, our consolidated statement of cash flows now present excess tax benefits as an operating activity on a prospective basis. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $7 million reduction to retained earnings as of January 1, 2016. The adoption of the new guidance resulted in the recognition of $40 million of excess tax benefits in our provision for income taxes rate rather than additional paid-in capital for 2016.
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
Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents and corporate debt securities. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of time deposits as well as bank (both interest and non-interest bearing) account balances denominated in U.S. dollars, Euros, British pound sterling, Brazilian Real, Australian dollar and Canadian dollar.
Contingent Liabilities
We have a number of regulatory and legal matters outstanding, as discussed further in NOTE 17 — Commitments and Contingencies. Periodically, we review the status of all significant outstanding matters to assess the potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.
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
Recent Accounting Policies Not Yet Adopted
In May 2014, the FASB issued an ASU amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an ASU deferring the effective date of the revenue standard so it would be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption prohibited before December 15, 2016. In addition, the FASB has also issued several amendments to the standard which clarify certain aspects of the guidance, including principal versus agent considerations and identifying performance obligations. We have made significant progress toward completing our evaluation of potential changes from adopting the new standard on our core revenues and continue to evaluate the impact of the adoption of this new guidance on our consolidated financial statements. We expect to have our preliminary evaluation, including the selection of an adoption method, completed by the end of the first half of 2017. We are not planning on early adopting and currently expect to adopt the new revenue recognition guidance in the first quarter of 2018.
In January 2016, the FASB issued new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.
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
In June 2016, the FASB issued new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those annual periods. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.
In August and November 2016, the FASB issued new guidance related to the statement of cash flows which clarifies how companies present and classify certain cash receipts and cash payments as well as amends current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.
In October 2016, the FASB issued new guidance amending the accounting for income taxes associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.
In January 2017, the FASB issued new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The standard must be applied prospectively. Upon adoption, the standard will impact how we assess acquisitions (or disposals) of assets or businesses.
In January 2017, the FASB issued new guidance simplifying subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. Upon adoption, the standard will impact how we assess goodwill for impairment. We are currently considering our timing of adoption.

NOTE 3 — Acquisitions and Other Investments
We had nominal acquisition activity during the year ended December 31, 2016.
2015 Acquisition and Other Investment Activity
HomeAway Acquisition. On December 15, 2015, we completed our acquisition of HomeAway, Inc., including all of its brands, for total purchase consideration of $3.6 billion primarily in cash and Expedia common stock. With Expedia’s expertise in powering global transactional platforms and our industry-leading technology capabilities, we are partnering with HomeAway to accelerate their shift from a classified marketplace to an online, transactional model to create even better experiences for HomeAway’s global traveler audience and the owners and managers of its properties around the world.
Each outstanding share of common stock of HomeAway immediately prior to the acquisition was exchanged for $10.15 in cash and 0.2065 of a share of Expedia common stock, with cash paid in lieu of fractional shares. The aggregate purchase consideration for HomeAway is as follows (in thousands):

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
The following summarizes the final allocation of the purchase price for HomeAway, in thousands:

Cash	$900,281
Other current assets(1)	54,372
Long-term assets	90,890
Intangible assets with definite lives(2)	533,279
Intangible assets with indefinite lives(3)	239,200
Goodwill	2,613,151
Deferred revenue	(181,837)
Other current liabilities	(109,581)
Debt	(401,580)
Other long-term liabilities	(30,989)
Deferred tax liabilities, net	(144,857)
Total	$3,562,329
___________________________________

(1)	Gross accounts receivable was $24 million, of which $1 million was estimated to be uncollectible.

(2)
Acquired definite-lived intangible assets primarily consist of supplier relationships, customer relationships and developed technology assets with average lives ranging from less than one to ten years and a weighted average useful life of 5.2 years.

(3)	Acquired indefinite-lived intangible assets primarily consist of trade names and trademarks.
The allocation of the purchase price to goodwill was completed during the fourth quarter of 2016 with no material adjustments to our preliminary allocation. The goodwill of $2.6 billion was primarily attributable to assembled workforce and operating synergies as it relates to the shift to a transaction model. The goodwill was allocated to the new HomeAway reportable segment and is not expected to be deductible for tax purposes.

We assumed approximately $402 million of 0.125% Convertible Senior Notes due 2019 (the “Convertible Notes”) in connection with the HomeAway acquisition. However, following the consummation of the HomeAway acquisition, we subsequently delivered a notice to holders of the Convertible Notes, as required per the terms of the Convertible Notes indenture, to which each holder of the Convertible Notes had the right to (i) require the Company to repurchase its Convertible Notes for cash at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest or (ii) convert its Convertible Notes, at a specified conversion rate into HomeAway common stock (which, following consummation of the HomeAway acquisition, represented the right to receive the transaction consideration) or (iii) allow the Convertible Notes to remain outstanding for the remaining term. As a result, the majority of the Convertible Notes, or $401 million, were repurchased during 2016.
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
Both the Convertible Notes and the Warrants outstanding as of December 31, 2015 were included in accrued expenses and other current liabilities. As of December 31, 2016, less than $1 million of the Convertible Notes were outstanding and included in other long-term liabilities.
HomeAway was consolidated into our financial statements starting on the acquisition date and we recognized a related $20 million in revenue and $14 million in operating losses, including fees related to the acquisition that are not allocated to the segment, for 2015.
In connection with the acquisition, HomeAway incurred fees paid to financial advisors totaling approximately $33 million, which were contingent upon closing and were excluded from both Expedia’s consolidated statement of operations and the pre-combination financial statements of HomeAway.
Orbitz Acquisition. On September 17, 2015, we completed our acquisition of Orbitz Worldwide, including all of its brands, including Orbitz, ebookers, HotelClub, CheapTickets, Orbitz Partner Network and Orbitz for Business, for a total purchase consideration of $1.8 billion. The acquisition provides Expedia the opportunity to deliver a better customer experience to Orbitz’ loyal customer base and to further enhance the marketing and distribution capabilities we offer to our global supply partners.
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

The following summarizes the final allocation of the purchase price for Orbitz, in thousands:

Cash consideration for shares	$1,362,362
Settlement of Orbitz debt	432,231
Replacement restricted stock units attributable to pre-acquisition service	16,717
Other consideration	2,214
Total purchase consideration	$1,813,524

Cash	$194,515
Accounts receivable, net(1)	150,187
Other current assets	33,727
Long-term assets	114,800
Intangible assets with definite lives(2)	515,003
Intangible assets with indefinite lives(3)	166,800
Goodwill	1,444,307
Current liabilities	(636,169)
Other long-term liabilites	(54,599)
Deferred tax liabilities, net	(115,047)
Total	$1,813,524
___________________________________

(1)	Gross accounts receivable was $157 million, of which $7 million was estimated to be uncollectible.

(2)
Acquired definite-lived intangible assets primarily consist of customer relationship assets, developed technology assets and partner relationship assets with estimated useful lives ranging from less than one to ten years with a weighted average life of 6.0 years.

(3)	Acquired indefinite-lived intangible assets primarily consist of trade names and trademarks.
The allocation of the purchase price to goodwill was completed during the third quarter of 2016 with no material adjustments to our preliminary allocation. The goodwill of $1.4 billion is primarily attributable to operating synergies. The goodwill was allocated to the Core Online Travel Agencies (“Core OTA”) segment and is not expected to be deductible for tax purposes.
Orbitz was consolidated into our financial statements starting on the acquisition date and we recognized a related $196 million in revenue and $163 million in operating losses, including restructuring charges of $92 million as well as fees related to the acquisition that are not allocated to the Core OTA segment, for 2015.
In connection with the merger, Orbitz incurred fees paid to financial advisers totaling approximately $25 million, which were contingent upon closing and were excluded from both Expedia’s consolidated statement of operations and the pre-combination financial statements of Orbitz. In addition, Orbitz offered certain employees a continuity incentive of approximately $30 million for continuing employment through the closing date and beyond. The first half of the incentives were contingent and paid upon the closing of the acquisition and related to service provided in the pre-acquisition period. The second half of the incentive was payable 180 days after the closing (or upon involuntary termination, if applicable) and was expensed to restructuring and related reorganization charges over the applicable service period.
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
___________________________________

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
___________________________________

(1)
Acquired definite-lived intangible assets primarily consist of supplier contracts and customer relationships and have estimated useful lives of between less than one year and 10 years with a weighted average life of 7.8 years.

(2)	Includes cash acquired of $36 million.
The goodwill of $350 million was primarily attributed to assembled workforce and operating synergies. The goodwill was allocated to the Core OTA segment and is expected to be deductible for tax purposes. Acquisition-related costs were expensed as incurred within general and administrative expenses and were approximately $7 million.
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
NOTE 4 — Disposition of Business
On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong, Inc., which was a separate reportable segment, for approximately $671 million (or $666 million net of costs to sell and other transaction expenses) to several purchasers, including Ctrip.com International, Ltd. Of the total sales price, approximately $67 million was remitted directly to escrow for estimated tax obligations, and was recorded in long-term investments and other assets on our consolidated balance sheet as of December 31, 2015 and represented a noncash item in our consolidated statement of cash flows for 2015. In November 2016, we received the escrow deposit, which was included as an investing inflow in our consolidated statement of cash flows for 2016. As a result of the sale, we recognized a pre-tax gain of $509 million ($395 million after tax) during 2015 included in gain on sale of business in our consolidated statement of operations.
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
___________________________________

(1)	Includes cash and cash equivalents of approximately $74 million.

We evaluated the disposition of eLong and determined it did not meet the “major effect” criteria for classification as a discontinued operation largely due to how recently it began having material impacts to our quarterly consolidated operating and net income at the time of the determination. However, we determined that the disposition did represent an individually significant component of our business. The following table presents certain amounts related to eLong in our consolidated results of operations through its disposal on May 22, 2015:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Operating loss(1)	$—	$(85,536)	$(50,757)
Income (loss) before taxes(2)	—	438,843	(40,535)
Income (loss) before taxes attributable to Expedia, Inc.(2)	—	465,400	(25,078)
Net income (loss) attributable to Expedia, Inc.(3)	—	349,183	(27,119)
___________________________________

(1)
Includes stock-based compensation and amortization of intangible assets of approximately $20 million and $17 million for 2015 and 2014, which are included within Corporate & Eliminations in NOTE 19 — Segment Information.

(2)	The year ended December 31, 2015 includes the pre-tax gain of $509 million related to the gain on sale.

(3)	The year ended December 31, 2015 includes the after-tax gain of $395 million related to the gain on sale.
NOTE 5 — Fair Value Measurements
Financial assets measured at fair value on a recurring basis as of December 31, 2016 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$113,955	$113,955	$—
Time deposits	299,585	—	299,585
Investments:
Time deposits	24,576	—	24,576
Corporate debt securities	64,227	—	64,227
Total assets	$502,343	$113,955	$388,388

Liabilities
Derivatives:
Foreign currency forward contracts	$4,402	$—	$4,402

Financial assets measured at fair value on a recurring basis as of December 31, 2015 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$218,340	$218,340	$—
Time deposits	29,126	—	29,126
Derivatives:
Foreign currency forward contracts	8,045	—	8,045
Investments:
Corporate debt securities	98,403	—	98,403
Total assets	$353,914	$218,340	$135,574

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of December 31, 2016 and 2015, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.
We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of December 31, 2016, we had $48 million of short-term and $16 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million. As of December 31, 2015, we had $34 million of short-term and $65 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.
We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of December 31, 2016, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $1.9 billion. We had a net forward liability of $4 million recorded in accrued expenses and other current liabilities as of December 31, 2016 and a net forward asset of $8 million recorded in prepaid expenses and other current assets as of December 31, 2015. We recorded $(66) million, $46 million and $10 million in net gains (losses) from foreign currency forward contracts in 2016, 2015 and 2014.
NOTE 6 — Property and Equipment, Net
Our property and equipment consists of the following:

	December 31,
	2016	2015
	(In thousands)
Capitalized software development	$1,606,960	$1,220,822
Computer equipment	665,652	485,074
Furniture and other equipment	72,811	65,939
Buildings and leasehold improvements	241,713	199,604
Land	130,812	130,725
	2,717,948	2,102,164
Less: accumulated depreciation	(1,575,879)	(1,201,744)
Projects in progress (1)	252,835	163,839
Property and equipment, net	$1,394,904	$1,064,259
___________________________________

(1)
At December 31, 2016, project in progress included approximately $38 million of project construction costs that were incurred by the landlord as property and equipment, net with a related construction financing obligation in other long-term liabilities pursuant to build-to-suit lease guidance. The building assets will begin depreciating when the costs incurred related to the build out of the office space are complete and ready for their intended use, which is expected to be in 2018.

As of December 31, 2016 and 2015, our recorded capitalized software development costs, net of accumulated amortization, were $639 million and $484 million. For the years ended December 31, 2016, 2015 and 2014, we recorded amortization of capitalized software development costs of $300 million, $230 million and $185 million, most of which is included in technology and content expenses.
During 2015, we acquired our future corporate headquarters for $229 million, consisting of multiple office and lab buildings located in Seattle, Washington. The acquired building assets are included in construction in process and will begin depreciating when the costs incurred related to the build out of the headquarters are complete and the building assets are ready for their intended use.

NOTE 7 — Goodwill and Intangible Assets, Net
The following table presents our goodwill and intangible assets as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Goodwill	$7,942,023	$7,992,941
Intangible assets with indefinite lives	1,457,072	1,459,854
Intangible assets with definite lives, net	989,580	1,334,100
	$10,388,675	$10,786,895
Impairment Assessments. We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that impairment may have occurred. As of October 1, 2016, we had no impairments to goodwill but recorded a $35 million impairment charge related to a indefinite-lived trade names within our Core OTA segment due to changes in estimated future revenues of the related brands.
Goodwill. The following table presents the changes in goodwill by reportable segment:

	Core OTA	trivago	Egencia	HomeAway	eLong	Total
	(In thousands)
Balance as of January 1, 2015	$3,133,495	$593,419	$156,324	$—	$72,663	$3,955,901
Additions	1,633,711	6,241	—	2,602,712	469	4,243,133
Deductions	—	—	—	—	(72,693)	(72,693)
Foreign exchange translation	(49,835)	(60,083)	(23,043)	—	(439)	(133,400)
Balance as of December 31, 2015	4,717,371	539,577	133,281	2,602,712	—	7,992,941
Additions	128	—	—	—	—	128
Foreign exchange translation and other	(14,028)	(23,339)	(1,552)	(12,127)	—	(51,046)
Balance as of December 31, 2016	$4,703,471	$516,238	$131,729	$2,590,585	$—	$7,942,023
Any change in goodwill amounts resulting from purchase accounting adjustments are presented as "Foreign exchange translation and other" in the above table. In 2015, the additions to goodwill relate primarily to our acquisitions as described in NOTE 3 — Acquisitions and Other Investments.
As of December 31, 2016 and 2015, accumulated goodwill impairment losses in total were $2.5 billion, which was associated with our Core OTA segment.
Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.
Intangible Assets with Definite Lives. The following table presents the components of our intangible assets with definite lives as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Supplier relationships	$618,543	$(289,834)	$328,709	$655,414	$(223,666)	$431,748
Technology	480,823	(355,471)	125,352	490,584	(258,261)	232,323
Customer relationships	622,117	(185,468)	436,649	613,277	(73,248)	540,029
Domain names	117,109	(53,607)	63,502	115,102	(34,758)	80,344
Other	446,617	(411,249)	35,368	446,788	(397,132)	49,656
Total	$2,285,209	$(1,295,629)	$989,580	$2,321,165	$(987,065)	$1,334,100

Amortization expense was $317 million, $156 million and $77 million for the years ended December 31, 2016, 2015 and 2014. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2016, assuming no subsequent impairment of the underlying assets, is as follows, in thousands:

2017	$260,731
2018	245,598
2019	148,585
2020	113,311
2021	77,995
2022 and thereafter	143,360
Total	$989,580
NOTE 8 — Debt
The following table sets forth our outstanding debt:

	December 31,
	2016	2015
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020	747,020	746,216
2.5% (€650 million) senior notes due 2022	677,503	703,254
4.5% senior notes due 2024	494,472	493,797
5.0% senior notes due 2026	740,341	739,873
Long-term debt(1)	$3,159,336	$3,183,140
___________________________________

(1)
Net of discounts and debt issuance costs. Excludes debt acquired in the HomeAway acquisition included within accrued expenses and other current liabilities as of December 31, 2015. For further information, see NOTE 3 — Acquisitions and Other Investments.

Long-term Debt
Our $500 million in registered senior unsecured notes outstanding at December 31, 2016 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our $750 million in registered senior unsecured notes outstanding at December 31, 2016 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our Euro 650 million of registered senior unsecured notes outstanding at December 31, 2016 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year, beginning June 3, 2016. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.
Our $500 million in registered senior unsecured notes outstanding at December 31, 2016 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.

In December 2015, we privately placed $750 million of senior unsecured notes due in February 2026 and bearing interest at 5.0%. In November 2016, we completed an offer to exchange these notes for registered notes having substantially the same financial terms and covenants as the original notes (the unregistered and registered notes collectively, the "5.0% Notes"). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning August 15, 2016. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
The 7.456%, 5.95%, 2.5% 4.5%, and 5.0% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. For further information, see NOTE 22 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $63 million and $52 million as of December 31, 2016 and 2015. The 5.95%, 2.5%, 4.5%, and 5.0% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.
The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	December 31,
	2016	2015
	(In thousands)
7.456% senior notes due 2018	$541,000	$555,000
5.95% senior notes due 2020	823,000	827,000
2.5% (€650 million) senior notes due 2022(1)	718,000	705,000
4.5% senior notes due 2024	511,000	487,000
5.0% senior notes due 2026	782,000	750,000
___________________________________

(1)	Approximately 682 million Euro as of December 31, 2016 and 644 million Euro as of December 31, 2015.
Credit Facility
As of December 31, 2016, Expedia, Inc. maintained a $1.5 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in February 2021. As of December 31, 2016, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of December 31, 2016. The facility contains covenants including maximum leverage and minimum interest coverage ratios.
The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. As of December 31, 2016, there was $19 million of outstanding stand-by LOCs issued under the facility.
The current facility was entered into in February 2016 and replaced our prior $1 billion unsecured revolving credit that had a September 2019 expiration date. As of December 31, 2015, we had no revolving credit facility borrowings outstanding under the prior facility and $29 million of outstanding stand-by LOCs issued under that facility.
In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia, Inc. and may be terminated at any time by the lender. As of December 31, 2016, we had no borrowings outstanding. As of December 31, 2015, we had Euro 20 million in borrowings outstanding included in accrued expenses and other current liabilities on the consolidated balance sheet.
NOTE 9 — Employee Benefit Plans
Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of

3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $53 million, $41 million and $36 million for the years ended December 31, 2016, 2015 and 2014.
NOTE 10 — Stock-Based Awards and Other Equity Instruments
Pursuant to the Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2016, we had approximately 15 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.
The following table presents a summary of our stock option activity:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance as of January 1, 2014	15,427	$36.03
Granted	4,113	78.70
Exercised	(3,804)	25.66
Cancelled	(1,301)	53.69
Balance as of December 31, 2014	14,435	49.33
Granted	7,572	94.13
Exercised	(4,201)	34.57
Cancelled	(751)	74.06
Balance as of December 31, 2015	17,055	71.77
Granted	5,670	105.37
Exercised	(2,686)	47.57
Cancelled	(1,198)	91.62
Balance as of December 31, 2016	18,841	84.07	4.7	$552,445
Exercisable as of December 31, 2016	5,770	58.27	3.1	317,909
Vested and expected to vest after December 31, 2016(1)	18,841	84.07	4.7	552,445
___________________________________

(1)
As of our adoption of the new share-based payment accounting standard in 2016, we no longer include a forfeiture rate in our vested and expected to vest calculation unless necessary for a performance condition award.

The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2016, based on our closing stock price of $113.28 as of the last trading date in 2016. The total intrinsic value of stock options exercised was $181 million, $314 million and $208 million for the years ended December 31, 2016, 2015 and 2014. Included within options granted for 2015 are 2.7 million options awarded to our Chief Executive Officer with his entry into a new five-year employment agreement, of which 1.1 million options are subject to a stock price performance goal.

During the three years ended December 31, 2016, 2015 and 2014, we awarded stock options as our primary form of stock-based compensation. The fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 were estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models, assuming the following weighted average assumptions:

	2016	2015	2014
Risk-free interest rate	0.97%	1.19%	1.13%
Expected volatility	39.06%	41.48%	42.97%
Expected life (in years)	3.59	4.06	4.04
Dividend yield	0.91%	0.78%	0.76%
Weighted-average estimated fair value of options granted during the year	$29.48	$30.56	$25.80
In addition to the Expedia, Inc. stock plan, there were certain shares held by trivago employees which were originally awarded in the form of stock options pursuant to the trivago employee stock option plan and subsequently exercised by such employees. During 2016, we exercised our call right on these shares and elected to do so at a premium to fair value, which resulted in an incremental stock-based compensation charge of approximately $49 million pursuant to liability award treatment.
The following table presents a summary of RSU activity:

	RSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of January 1, 2014	432	$50.64
Granted	108	80.94
Vested	(159)	45.90
Cancelled	(44)	55.52
Balance as of December 31, 2014	337	61.97
Granted	1,643	123.42
Vested	(493)	103.73
Cancelled	(91)	67.11
Balance as of December 31, 2015	1,396	119.20
Granted	691	109.38
Vested	(516)	118.71
Cancelled	(222)	117.84
Balance as of December 31, 2016	1,349	114.58
RSUs, which are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests, were our primary form of stock-based award prior to 2009. Our RSUs generally vest over three or four-years, but may accelerate in certain circumstances, including certain changes in control. During 2015, in connection with the acquisitions disclosed in NOTE 3 — Acquisitions and Other Investments, we replaced certain unvested employee RSUs of the acquiree with Expedia awards the amount of which is included within granted in the above table.
The total market value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $57 million, $60 million and $12 million.
In 2016, 2015 and 2014, we recognized total stock-based compensation expense of $242 million, including amounts related to trivago discussed above, $178 million and $85 million. The total income tax benefit related to stock-based compensation expense was $56 million, $45 million and $20 million for 2016, 2015 and 2014.
Cash received from stock-based award exercises for the years ended December 31, 2016 and 2015 was $128 million and $89 million. Our employees that held vested Expedia options prior to the TripAdvisor, Inc. (“TripAdvisor”) spin-off on December 20, 2011 received vested stock options in both Expedia and TripAdvisor. As these TripAdvisor stock options are exercised, we receive a tax deduction. Total current income tax benefits during the years ended December 31, 2016 and 2015 associated with the exercise of TripAdvisor and Expedia stock-based awards held by our employees were $76 million and $130 million.

During 2015, our Chairman and Senior Executive exercised options to purchase 1.9 million shares. 0.5 million shares were withheld and concurrently cancelled by the Company to cover the weighted average exercise price of $30.38 per share and 0.8 million shares were withheld and concurrently cancelled to cover tax obligations, with a net delivery of 0.6 million shares.
As of December 31, 2016, there was approximately $385 million of unrecognized stock-based compensation expense related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 2.7 years.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (“ESPP”), which allows shares of our common stock to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. Eligible employees are allowed to contribute up to 10% of their base compensation. During 2016, 2015 and 2014, approximately 139,000, 95,000, and 102,000 shares were purchased under this plan for an average price of $95.63, $93.30 and $68.70 per share. As of December 31, 2016, we have reserved approximately 1.1 million shares of our common stock for issuance under the ESPP.
NOTE 11 — Income Taxes
The following table summarizes our U.S. and foreign income (loss) before income taxes:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
U.S.	$(47,205)	$24,397	$176,820
Foreign	323,805	901,565	287,821
Total	$276,600	$925,962	$464,641
Provision for Income Taxes
The following table summarizes our provision for income taxes:

	Year Ended December 31,
	2016	2015	2014
		(In thousands)
Current income tax expense:
Federal	$(41,418)	$154,050	$120,541
State	5,875	1,440	6,645
Foreign	64,946	69,359	43,536
Current income tax expense	29,403	224,849	170,722
Deferred income tax (benefit) expense:
Federal	$(5,166)	$(6,865)	$(47,390)
State	(2,863)	2,156	(2,419)
Foreign	(6,059)	(16,926)	(29,222)
Deferred income tax (benefit) expense:	(14,088)	(21,635)	(79,031)
Income tax expense	$15,315	$203,214	$91,691

We reduced our current income tax payable by $76 million, $130 million and $69 million for the years ended December 31, 2016, 2015 and 2014 for tax deductions attributable to stock-based compensation.

Deferred Income Taxes
As of December 31, 2016 and 2015, the significant components of our deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Provision for accrued expenses	$94,031	$95,499
Loyalty rewards reserve	163,410	132,980
Occupancy tax reserve	27,814	16,358
Net operating loss and tax credit carryforwards	114,470	202,220
Stock-based compensation	81,221	56,729
Fair value of debt adjustment	—	24,770
Other	31,569	28,766
Total deferred tax assets	512,515	557,322
Less valuation allowance	(65,516)	(122,850)
Net deferred tax assets	$446,999	$434,472
Deferred tax liabilities:
Prepaid merchant bookings and prepaid expenses	$(20,289)	$(41,006)
Intangible assets	(718,810)	(758,976)
Property and equipment	(152,550)	(87,308)
Other	(16,662)	(5,565)
Total deferred tax liabilities	$(908,311)	$(892,855)
Net deferred tax liability	$(461,312)	$(458,383)
As of December 31, 2016, we had federal, state, and foreign net operating loss carryforwards (“NOLs”) of approximately $121 million, $119 million and $329 million. If not utilized, the federal and state NOLs will expire at various times between 2017 and 2036. Foreign NOLs of $235 million may be carried forward indefinitely, and foreign NOLs of $94 million will expire at various times between 2017 and 2024.
As of December 31, 2016, we had a valuation allowance of approximately $66 million related to certain NOL carryforwards for which it is more likely than not the tax benefit will not be realized. The valuation allowance decreased by $57 million from the amount recorded as of December 31, 2015 due to the release of a valuation allowance on cumulative foreign net operating losses for which realization is now certain, predominantly at certain United Kingdom and German entities. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
We have not provided deferred income taxes on taxable temporary differences related to investments in certain foreign subsidiaries where the foreign subsidiary has or will invest undistributed earnings indefinitely outside of the United States. The total amount of such undistributed earnings was $1.8 billion as of December 31, 2016, which approximates the related taxable temporary difference. In the event we distribute such earnings in the form of dividends or otherwise, we may be subject to income taxes. Further, a sale of these subsidiaries may cause these temporary differences to become taxable. Due to complexities in tax laws, uncertainties related to the timing and source of any potential distribution of such earnings, and other important factors such as the amount of associated foreign tax credits, it is not practicable to estimate the amount of unrecognized deferred taxes on these taxable temporary differences.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate
A reconciliation of amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes to total income tax expense is as follows:

	Year Ended December 31,
	2016	2015	2014
		(In thousands)
Income tax expense at the federal statutory rate of 35%	$96,810	$324,087	$162,624
Foreign tax rate differential	(66,947)	(162,784)	(81,371)
Unrecognized tax benefits and related interest	33,170	33,362	(1,625)
Change in valuation allowance	(13,924)	27,320	13,914
Return to provision true-ups	(14,420)	(8,875)	(4,472)
Pay-to-play penalties	—	(11,222)	1,322
Acquisition related costs	1,611	12,545	56
Federal research and development credit	(15,000)	(11,500)	(6,000)
trivago stock-based-compensation	16,956	—	—
Excess tax benefits related to stock-based compensation	(39,751)	—	—
Other, net	16,810	281	7,243
Income tax expense	$15,315	$203,214	$91,691
Our effective tax rate in 2016, 2015 and 2014 was lower than the 35% federal statutory income tax rate due to earnings in foreign jurisdictions, primarily Switzerland, where the statutory income tax rate is lower.
In addition, the decrease in our effective tax rate for 2016 compared to 2015 was due to tax benefits from the adoption of new accounting guidance relating to stock-based compensation and the release of valuation allowances in the United Kingdom and Germany on cumulative foreign net operating losses for which it is more likely than not the tax benefit will be realized. The 2014 and 2015 rate presentation has been adjusted to separately show federal research and development credits and return to provision true-ups to align with 2016 effective tax rate presentation.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2016	2015	2014
		(In thousands)
Balance, beginning of year	$171,177	$110,561	$109,712
Increases to tax positions related to the current year	42,877	33,880	28,416
Increases to tax positions related to prior years	8,124	26,219	4,469
Decreases to tax positions related to prior years	(2,262)	—	—
Reductions due to lapsed statute of limitations	(4,688)	(2,525)	(23,709)
Settlements during current year	—	(100)	—
Interest and penalties	5,304	3,142	(8,327)
Balance, end of year	$220,532	$171,177	$110,561
As of December 31, 2016, we had $221 million of gross unrecognized tax benefits, $181 million of which, if recognized, would affect the effective tax rate. As of December 31, 2015, we had $171 million of gross unrecognized tax benefits, $138 million of which, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2016 and 2015, total gross interest and penalties accrued was $15 million and $10 million, respectively. In connection with our unrecognized tax benefits, we recognized interest (benefit) expense in 2016, 2015 and 2014 of $5 million, $3 million and $(8) million.
The Company is routinely under audit by federal, state, local and foreign income tax authorities. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The IRS is currently examining Expedia’s U.S. consolidated federal income tax returns for the periods ended December 31, 2009 through December 31, 2013. As of December 31, 2016, for the Expedia, Inc. and subsidiaries, statute of limitations for tax years 2009 through 2015 remain open to examination in the federal and most state jurisdictions. For the HomeAway and Orbitz groups, statutes of limitations for tax years 2001 through 2015 remain open to examination in the federal and most state jurisdictions due to net operating loss carryforwards.
NOTE 12 — Redeemable Non-controlling Interests
Until December 2016, we had non-controlling interests in majority owned entities, which were carried at fair value as the non-controlling interests contained certain rights, whereby we could acquire and the minority shareholders could sell to us the additional shares of the companies. A reconciliation of redeemable non-controlling interest for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of the period	$658,478	$560,073	$364,871
Acquisition of redeemable non-controlling interest	—	6,829	—
Purchase of subsidiary shares at fair value	(7,054)	—	—
Net loss attributable to non-controlling interests	(22,286)	(15,417)	(9,690)
Fair value adjustments	848,885	188,579	259,984
Currency translation adjustments	(89,436)	(90,244)	(57,853)
Other	(7,611)	8,658	2,761
Transfer to non-redeemable non-controlling interest	(1,380,976)	—	—
Balance, end of period	$—	$658,478	$560,073
Historically, the fair value of the redeemable non-controlling interest was determined based on a blended analysis of the present value of future discounted cash flows and market value approach (“Level 3” on the fair value hierarchy). Our significant estimates in the discounted cash flow model included our weighted average cost of capital as well as long-term growth and profitability of the business. Our significant estimates in the market value approach included identifying similar companies with comparable business factors and assessing comparable revenue and operating multiples in estimating the fair value of the business.
In connection with the acquisition of our majority ownership interests in trivago in 2013, we entered into a shareholders agreement with trivago’s founders that contains certain put/call rights whereby we could cause the founders to sell to us, and the founders could cause us to acquire from them, up to 50% and 100% of the trivago shares held by them at fair value during two windows. The first window would have closed during the first half of 2016. However, during the second quarter of 2016, we and the founders agreed not to exercise our respective put/call rights during that window and instead to postpone the window while the parties explored the feasibility of an IPO of trivago shares. On December 16, 2016, trivago completed its IPO for proceeds of approximately $210 million after deducting discounts, commissions and offering expenses and became a separately listed company on the NASDAQ. Prior to the initial public offering, we owned 63.5% of trivago. In conjunction with the initial public offering, Expedia and trivago’s founders entered into an Amended and Restated Shareholders’ Agreement under which the original put/call rights were no longer effective and were replaced with a contingent founder held put right whereby Expedia would be obligated to buy all, but not less than all, of a founder’s shares in the event a founder is removed from trivago’s management board under certain circumstances which are within the control of Expedia. Immediately prior to the offering and the effective date of the newly Amended and Restated Shareholders’ Agreement, we adjusted the fair value of our redeemable non-controlling interest to reflect the estimated fair value immediately prior to the offering. We then subsequently reclassified the redeemable non-controlling interest into non-redeemable non-controlling interest on the consolidated balance sheet as the non-controlling interest was no longer redeemable pursuant to the Amended and Restated Shareholders’ Agreement. Post offering, and as of December 31, 2016, our ownership interest and voting interest was approximately 59.7% and 64.7% of trivago N.V. and its subsidiaries.
NOTE 13 — Stockholders’ Equity
Common Stock and Class B Common Stock
Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.0001 per share, and 400 million shares of Class B common stock with par value of $0.0001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors, and generally vote together on all matters. Common stock is entitled to 1 vote per share and Class B common stock is entitled to 10 votes per share. Holders of common stock, voting as a single, separate class are entitled to elect 25% of the total number of directors. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of Expedia, Inc., the holders of both classes of common stock have equal rights to receive all the assets of Expedia, Inc. after the rights of the holders of the preferred stock, if any, have been satisfied.
Preferred Stock
As of December 31, 2016 and 2015, we have no preferred stock outstanding.
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

	Year Ended December 31,
	2016	2015	2014
Number of shares repurchased	4.0 million	0.5 million	7.0 million
Average price per share	$109.64	$85.27	$76.26
Total cost of repurchases (in millions)(1)	$436	$45	$537
___________________________________

(1)	Amount excludes transaction costs.
As of December 31, 2016, 7.3 million shares remain authorized for repurchase under the 2015 authorization with no fixed termination date for the repurchases. Subsequent to December 31, 2016, we repurchased an additional 0.3 million shares for a total cost of $30 million, excluding transaction costs, representing an average price of $113.42 per share.
Dividends on our Common Stock
In 2016, 2015 and 2014, the Executive Committee, acting on behalf of the Board of Directors, declared and paid the following dividends:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Year ended December 31, 2016:
	February 8, 2016	$0.24	March 10, 2016	$36,174	March 30, 2016
	April 26, 2016	0.24	May 26, 2016	35,773	June 16, 2016
	July 27, 2016	0.26	August 25, 2016	39,062	September 15, 2016
	October 24, 2016	0.26	November 17, 2016	39,150	December 8, 2016
Year ended December 31, 2015:
	February 4, 2015	$0.18	March 10, 2015	$22,895	March 26, 2015
	April 29, 2015	0.18	May 28, 2015	23,096	June 18, 2015
	July 29, 2015	0.24	August 27, 2015	31,182	September 17, 2015
	October 29, 2015	0.24	November 19, 2015	31,354	December 10, 2015
Year ended December 31, 2014:
	February 5, 2014	$0.15	March 10, 2014	$19,602	March 27, 2014
	April 30, 2014	0.15	May 30, 2014	19,231	June 19, 2014
	July 30, 2014	0.18	August 27, 2014	22,944	September 17, 2014
	October 27, 2014	0.18	November 20, 2014	22,920	December 11, 2014
In addition, in February 2017, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.28 per share of outstanding common stock payable on March 30, 2017 to the stockholders of record as of the close of business on March 9, 2017. Future declarations of dividends are subject to final determination by our Board of Directors.

Accumulated Other Comprehensive Income (Loss)
The balance for each class of accumulated other comprehensive loss as of December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
	(In thousands)
Foreign currency translation adjustments, net of tax(1)	$(280,426)	$(284,767)
Net unrealized gain (loss) on available for sale securities, net of tax	27	(127)
Accumulated other comprehensive loss	$(280,399)	$(284,894)
___________________________________

(1)
Foreign currency translation adjustments, net of tax, includes foreign currency transaction gains at December 31, 2016 of $16 million ($25 million before tax) and foreign currency transaction losses at December 31, 2015 of $1 million ($2 million before tax) associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See NOTE 2 — Significant Accounting Policies for more information. The remaining balance in currency translation adjustments excludes income taxes as a result of our current intention to indefinitely reinvest the earnings of our international subsidiaries outside of the United States.

Non-redeemable Non-controlling Interests
As of December 31, 2016 and 2015, our ownership interest in AirAsia-Expedia was approximately 75%. As of December 31, 2016, our ownership interest in trivago was approximately 59.7%. Prior to our sale of eLong on May 22, 2015, our ownership interest in eLong was approximately 62.4%. Amounts paid in excess of the respective non-controlling interest were recorded to additional paid-in capital. The following table shows the effects of the changes in non-controlling interest on our equity for the respective periods, in thousands:

	2016	2015	2014
Net income attributable to Expedia, Inc.	$281,848	$764,465	$398,097
Transfers (to) from the non-controlling interest due to:
Net decrease in Expedia, Inc.’s paid-in capital related to trivago IPO	(32,141)	—	—
Net increase (decrease) in Expedia, Inc.’s paid-in capital for newly issued eLong shares and other equity activity	—	(4,198)	24,090
Net transfers from non-controlling interest	(32,141)	(4,198)	24,090
Change from net income attributable to Expedia, Inc. and transfers from non-controlling interest	$249,707	$760,267	$422,187
NOTE 14 — Earnings Per Share
Basic Earnings Per Share
Basic earnings per share was calculated for the years ended December 31, 2016, 2015 and 2014 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow.
Diluted Earnings Per Share
For the years ended December 31, 2016, 2015 and 2014, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of RSUs using the treasury stock method, and (iii) other stock-based commitments.

The following table presents our basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Net income attributable to Expedia, Inc.	$281,848	$764,465	$398,097
Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$1.87	$5.87	$3.09
Diluted	1.82	5.70	2.99
Weighted average number of shares outstanding:
Basic	150,367	130,159	128,912
Dilutive effect of:
Options to purchase common stock	3,874	3,685	4,149
Other dilutive securities	276	174	107
Diluted	154,517	134,018	133,168
Outstanding stock awards that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive were approximately seven million for 2016, two million for 2015, and four million for 2014.
The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
NOTE 15 — Restructuring and Related Reorganization Charges
In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to previously disclosed acquisitions, we recognized $56 million and $105 million in restructuring and related reorganization charges during 2016 and 2015 as well as $26 million during the fourth quarter ended December 31, 2014. The 2016 and 2015 charges were primarily related to employee severance and benefits as a part of the Orbitz integration and represents estimated severance amounts under pre-existing written plans and contracts Orbitz had with its employees, stock-compensation charges for acceleration of replacement awards pursuant to certain of these agreements as well as incremental retention compensation for exiting employees. Based on current plans, which are subject to change, we expect to incur approximately $10 to $15 million in 2017 related to these integrations and estimates do not include any possible future acquisition integrations.
The following table summarizes the restructuring and related reorganization activity for 2015 and 2016:

	Employee Severance and Benefits	Stock-based Compensation	Other	Total
	(In thousands)
Accrued liability as of January 1, 2015	$10,117	$—	$13,658	$23,775
Charges	66,255	32,749	5,867	104,871
Payments	(29,388)	—	(18,408)	(47,796)
Non-cash items	(1,095)	(32,749)	6	(33,838)
Accrued liability as of December 31, 2015	45,889	—	1,123	47,012
Charges	39,477	12,690	3,740	55,907
Payments	(66,442)	—	(4,932)	(71,374)
Non-cash items	(774)	(12,690)	343	(13,121)
Accrued liability as of December 31, 2016	$18,150	$—	$274	$18,424

NOTE 16 — Other Income (Expense)
Other, net
The following table presents the components of other, net:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Foreign exchange rate gains (losses), net	$(15,244)	$24,787	$6,069
Non-controlling interest basis adjustment	—	77,400	2,783
Other-then-temporary investment impairment	(12,117)	—	—
Equity gains (losses) in unconsolidated affiliates	(1,490)	(13)	2,743
Other	(2,829)	10,912	6,083
Total	$(31,680)	$113,086	$17,678
NOTE 17 — Commitments and Contingencies
Letters of Credit, Purchase Obligations and Guarantees
We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2016:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Purchase obligations	$268,322	$239,163	$28,843	$316	$—
Guarantees	150,295	150,295	—	—	—
Letters of credit	48,820	43,601	4,864	261	94
	$467,437	$433,059	$33,707	$577	$94
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
Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no material claims made against any stand-by LOCs during the years ended December 31, 2016, 2015 and 2014.
Lease Commitments
We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2026. For the years ended December 31, 2016, 2015 and 2014, we recorded rental expense of $147 million, $109 million and $96 million.

The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2016, in thousands:

Year ending December 31,
2017	$119,770
2018	116,000
2019	96,154
2020	54,407
2021	37,418
2022 and thereafter	90,133
$513,882
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
Litigation Relating to Occupancy Taxes. Ninety-five lawsuits have been filed by cities, counties and states involving hotel occupancy and other taxes. Twenty lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-six dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $71 million and $43 million as of December 31, 2016 and 2015. It is also reasonably possible that amounts paid in connection with these issues could include up to an additional $5 million related to interest payments in one jurisdiction. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

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
Hawaii (General Excise Tax). During 2013, the Expedia companies were required to “pay-to-play” and paid a total of $171 million in advance of litigation relating to general excise taxes for merchant model hotel reservations in the State of Hawaii. In September 2015, following a ruling by the Hawaii Supreme Court, the State of Hawaii refunded the Expedia companies $132 million of the original “pay-to-play” amount. As we had previously expensed the pay-to-play payments in prior periods, we recognized a gain in legal reserves, occupancy tax and other during the third quarter of 2015 related to this matter. Orbitz also received a similar refund of $22 million from the State of Hawaii in September 2015. The amount paid, net of refunds, by the Expedia companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services for merchant model hotel reservations was $44 million. The parties reached a settlement relating to Orbitz merchant model hotel tax liabilities, and on October 5, 2016, the Expedia companies paid the State of Hawaii for the tax years 2012 through 2015. The Expedia companies and Orbitz have now resolved all assessments by the State of Hawaii for merchant model hotel taxes through 2015.
The Department of Taxation also issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions. Those assessments are currently under review in the Hawaii tax courts.
Final assessments by the Hawaii Department of Taxation for general exercise taxes against the Expedia companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review in the Hawaii tax courts. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. The Expedia companies intend to appeal, and will be expected to pay under protest the full amount claimed due, or approximately $16.5 million, as a condition of appeal. The Hawaii tax court’s decision did not resolve “merchant model” car rental transactions for the tax year 2014, which also remain under review.
San Francisco. During 2009, we were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco. The city of San Francisco subsequently issued additional assessments of tax, penalties and interest for the time period from the fourth quarter of 2007 through the fourth quarter of 2011 against the online travel companies, including against certain Expedia companies. The additional assessments, including the prepayment of such assessments, were contested by the Expedia companies on the basis that the court has already ruled that taxes are not due from the online travel companies and that binding precedent by the California Court of Appeals precludes the city’s claim for taxes. On May 14, 2014, the court heard oral argument on the Expedia companies’ contest of the prepayment requirement for the additional assessments and held that the Expedia companies were required to prepay in order to litigate the legality of the assessments. On May 26, 2014, the Expedia companies paid $25.5 million under protest in order to contest the additional assessments. The additional assessments were expensed during the second quarter of 2014. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco to contest these assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation. The stay is now lifted and the appeal will proceed in light of the California Supreme Court’s decision in the San Diego litigation.
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
Matters Relating to Competition Reviews and Legislation Relating to Parity Clauses. Over the last several years, the online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Expedia is or has been involved in investigations predominately related to whether certain parity clauses in contracts between Expedia entities and accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive.
In Europe, investigations or inquiries into contractual parity provisions between hotels and online travel companies, including Expedia, were initiated in 2012, 2013 and 2014 by NCAs in Austria, Belgium, Czech Republic, Denmark, France,

Germany, Greece, Hungary, Ireland, Italy, Poland, Sweden and Switzerland. While the ultimate outcome of some of these investigations or inquiries remains uncertain, and Expedia’s circumstances are distinguishable from other online travel companies subject to similar investigations and inquiries, we note in this context that on April 21, 2015, the French, Italian and Swedish NCAs, working in close cooperation with the European Commission, announced that they had accepted formal commitments offered by Booking.com to resolve and close the investigations against Booking.com in France, Italy and Sweden by Booking.com removing and/or modifying certain rate, conditions and availability parity provisions in its contracts with accommodation providers in France, Italy and Sweden as of July 1, 2015, among other commitments. Booking.com voluntarily extended the geographic scope of these commitments to accommodation providers throughout Europe as of the same date.
With effect from August 1, 2015, Expedia waived certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia maintains that its parity clauses have always been lawful and in compliance with competition law, these waivers were nevertheless implemented as a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. Following the implementation of Expedia's waivers, nearly all NCAs in Europe have announced either the closure of their investigation or inquiries involving Expedia or a decision not to open an investigation or inquiry involving Expedia. Below are descriptions of additional rate parity-related matters of note in Europe.
The German Federal Cartel Office ("FCO") has required another online travel company, Hotel Reservation Service ("HRS"), to remove certain clauses from its contracts with hotels. HRS’ appeal of this decision was rejected by the Higher Regional Court Düsseldorf on January 9, 2015. On December 23, 2015, the FCO announced that it had also required Booking.com by way of an infringement decision to remove certain clauses from its contracts with German hotels. Booking.com has appealed the decision and the appeal will be heard by the Higher Regional Court Düsseldorf on February 8, 2017.
The Italian competition authority's case closure decision against Booking.com and Expedia has subsequently been appealed by two Italian hotel trade associations, i.e. Federalberghi and AICA. These appeals remain at an early stage and no hearing date has been fixed.
On November 6, 2015, the Swiss competition authority announced that it had issued a final decision finding certain parity terms existing in previous versions of agreements between Swiss hotels and each of Expedia, Booking.com and HRS to be prohibited under Swiss law. The decision explicitly notes that Expedia's current contract terms with Swiss hotels are not subject to this prohibition. The Swiss competition authority imposed no fines or other sanctions against Expedia and did not find an abuse of a dominant market position by Expedia. The FCO’s case against Expedia’s contractual parity provisions with accommodation providers in Germany remains open but is still at a preliminary stage with no formal allegations of wrong-doing having been communicated to Expedia to date.
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
Hotelverband Deutschland ("IHA") e.V. (a German hotel association) brought proceedings before the Cologne regional court against Expedia, Inc., Expedia.com GmbH and Expedia Lodging Partner Services Sàrl. IHA has applied for a ‘cease and desist’ order against these companies in relation to the enforcement of certain rate and availability parity clauses contained in contracts with hotels in Germany.
A working group of 10 European NCAs (Belgium, Czech Republic, Denmark, France, Hungary, Ireland, Italy, Netherlands, Sweden and the United Kingdom) and the European Commission has been established by the European Competition Network (“ECN”) at the end of 2015 to monitor the functioning of the online hotel booking sector, following amendments made by a number of online travel companies (including Booking.com and Expedia) in relation to certain parity provisions in their contracts with hotels. The working group has issued questionnaires to online travel agencies including Expedia, metasearch sites and hotels in 2016, and is expected to report its results early in 2017.
Legislative bodies in certain countries have also adopted, or are proposing to adopt, new domestic anti-parity clause legislation. On July 9, 2015, the French National Assembly adopted Article 133 of the Loi Macron ("Article 133") that seeks to define the nature of the relationship between online reservation platforms and French hotels. Article 133 became effective on August 8, 2015. Expedia considers that Article 133 was drafted ambiguously and can be interpreted in a way that violates both EU and French legal principles. Therefore Expedia has submitted a complaint to the European Commission relating to Article 133. However, following the effective date, Expedia has been in contact with its hotel partners in France regarding the impact of Article 133. Legislation banning certain parity provisions in contracts between online travel companies and Austrian accommodation providers became effective on December 31, 2016. Expedia believes this legislation violates both EU and Austrian legal principles and therefore, Expedia has submitted a complaint to the European Commission relating to this legislation.
A legislative proposal to prohibit narrow price parity clauses in hotel-OTA agreements in Italy is still pending in the Italian Senate and a motion requesting the Swiss government to take action on narrow price parity is currently under discussion in the Swiss parliament. The Company is unable to predict whether these proposals in their current form or in another form will ultimately be adopted and, if so, when this might be the case. It is not yet clear how any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia’s business.
Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia. A Brazilian hotel sector association — Forum de Operadores Hoteleiros do Brasil — filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia, on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, Expedia submitted its response to the complaint to CADE. Expedia recently resolved the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially similar to those provided to accommodation providers in Europe on September 1, 2016 in Australia and on October 28, 2016 in New Zealand. Expedia is in ongoing discussions with a limited number of NCAs in other countries in relation to its contracts with hotels. Expedia is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia's business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.
The Company is unable to predict how any pending appeals of administrative decisions and the remaining open investigations and inquiries by NCAs will ultimately be resolved, or whether further action in Europe will be taken as a result of the ECN’s working group's assessment and findings (once published). Possible outcomes include requiring Expedia to amend or remove certain parity clauses from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.
It is not yet clear how any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia’s business. Competition-related investigations, legislation or issues could also give rise to private litigation. For example, Expedia is involved in private litigation in Germany related to its current contractual parity provisions (see above). We are unable to predict how such litigation will be resolved, or whether it will impact Expedia’s business in Germany.
NOTE 18 — Related Party Transactions
Liberty. Mr. Diller is the Chairman and Senior Executive of Expedia. Subject to the terms of an Amended and Restated Stockholders Agreement between Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”) and Mr. Diller, as amended as of November 4, 2016, Mr. Diller also holds an irrevocable proxy to vote shares of Expedia common stock and Class B common stock beneficially owned by Liberty Expedia Holdings (the “Diller Proxy”), which proxy has been assigned by Mr. Diller to Liberty Expedia Holdings as described below.
On November 4, 2016, Liberty Interactive Corporation (“Liberty Interactive”) redeemed a portion of the outstanding shares of its Liberty Ventures common stock in exchange for all of the outstanding shares of Liberty Expedia Holdings, which at that time was a wholly owned subsidiary of Liberty Interactive (the “Liberty Split-Off”). At the time of the Liberty Split-Off, Liberty Expedia Holdings’ assets included all of Liberty Interactive’s interest in Expedia. Pursuant to a Transaction Agreement among Mr. Diller, Liberty Interactive, Liberty Expedia Holdings, John C. Malone and Leslie Malone, dated as of March 24, 2016 and amended and restated effective as of September 22, 2016, at the time of the Liberty Split-Off, for a period ending not later than May 4, 2018 (i) Mr. Diller assigned the Diller Proxy to Liberty Expedia Holdings (the “Diller Assignment”) and (ii) Mr. and Mrs. Malone granted Mr. Diller an irrevocable proxy to vote all shares of Liberty Expedia Holdings Series A common stock and Series B common stock beneficially owned by them upon completion of the Liberty Split-Off or thereafter (the “Malone Proxy”), in each case, subject to certain limitations. As a result, by virtue of the voting power associated with the Malone Proxy, the governance structure at Liberty Expedia Holdings and Mr. Diller’s continuing position as Chairman of Expedia’s Board of Directors, Mr. Diller indirectly controls Expedia until the termination or expiration of the Diller Assignment and Malone Proxy, at which point (and by virtue of the termination of the Diller Assignment), unless the Diller Assignment and Malone Proxy terminate as a result of Mr. Diller’s death or disability, Mr. Diller will have the power to vote directly all shares of Expedia Common Stock and Class B Common Stock beneficially owned by Liberty Expedia Holdings.
In connection with the then-pending Liberty Split-Off, on March 24, 2016, Liberty Interactive and Liberty Expedia Holdings entered into a Reimbursement Agreement with Expedia pursuant to which Liberty Interactive and Liberty Expedia

Holdings agreed to reimburse Expedia, up to a specified cap, for certain costs and expenses resulting from the Liberty Split-Off and the above-described proxy arrangements that may be incurred by Expedia with respect to Expedia’s $1.5 billion unsecured revolving credit facility and Expedia’s 7.456% Notes maturing in 2018 and 5.95% Notes maturing in 2020 (as amended and restated as of September 22, 2016, the “Reimbursement Agreement”).
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
The Reimbursement Agreement constitutes Expedia’s sole and exclusive remedy with respect to any claim arising out of any potential change of control under any contract, debt instrument, agreement or other similar instrument resulting, directly or indirectly, from the Liberty Split-Off or the above-described proxy arrangements entered into in connection with the Liberty Split-Off. On January 3, 2017, other than those provisions relating to Expedia’s remedies described above and certain administrative provisions, the Reimbursement Agreement terminated in accordance with its terms upon the non-occurrence within the 60 day-period following the Liberty Split-Off of certain reimbursement triggers.
During 2015 and 2014, we issued 264,841 shares and 264,608 shares of common stock from treasury stock to Liberty Interactive at a price per share of $85.24 and $77.11 and an aggregate value of approximately $23 million and $20 million pursuant to and in accordance with the preemptive rights as detailed by the Governance Agreement with Liberty Interactive.
IAC/InterActiveCorp. In addition to serving as our Chairman and Senior Executive, Mr. Diller also serves as Chairman of the Board of Directors and Senior Executive at IAC. The Company and Expedia are related parties since they are under common control, given that Mr. Diller serves as Chairman and Senior Executive of both Expedia and IAC. Each of IAC and Expedia has a 50% ownership interest in two aircraft that may be used by both companies. We share equally in fixed and nonrecurring costs for both planes; direct operating costs are pro-rated based on actual usage. As of December 31, 2016 and 2015, the net basis in our ownership interest in both planes was $30 million and $34 million recorded in long-term investments and other assets. In 2016, 2015 and 2014, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplanes were nominal.
NOTE 19 — Segment Information
We have four reportable segments: Core OTA, trivago, Egencia and HomeAway upon its acquisition in December 2015. In addition, eLong was a reportable segment through its disposal on May 22, 2015. Our Core OTA segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Orbitz.com, Expedia Affiliate Network, Hotwire.com, Travelocity, Wotif Group, CarRentals.com, and Classic Vacations. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment, which also includes Orbitz for Business, provides managed travel services to corporate customers worldwide. Our HomeAway segment operates an online marketplace for the vacation rental industry.
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
Corporate and Eliminations also includes unallocated corporate functions and expenses. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense, restructuring and related reorganization charges, legal reserves, occupancy tax and other, and other items excluded from segment operating performance in Corporate and Eliminations. Such amounts are detailed in our segment reconciliation below. Included with eLong’s standalone financial statements for 2015 (through its disposal on May 22, 2015) and 2014 was approximately $20 million and $17 million of stock-based compensation and intangible amortization.
The following tables present our segment information for 2016, 2015 and 2014. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2016
	Core OTA	trivago	Egencia	HomeAway	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$7,083,620	$538,479	$462,279	$689,186	$—	$8,773,564
Intersegment revenue	—	297,318	—	—	(297,318)	—
Revenue	$7,083,620	$835,797	$462,279	$689,186	$(297,318)	$8,773,564
Adjusted EBITDA	$1,965,987	$34,826	$80,625	$175,402	$(641,168)	$1,615,672
Depreciation	(255,778)	(7,145)	(31,340)	(17,842)	(164,956)	(477,061)
Amortization of intangible assets	—	—	—	—	(317,141)	(317,141)
Impairment of intangible assets	—	—	—	—	(34,890)	(34,890)
Stock-based compensation	—	—	—	—	(242,417)	(242,417)
Legal reserves, occupancy tax and other	—	—	—	—	(26,498)	(26,498)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	—	(43,217)	(43,217)
Realized (gain) loss on revenue hedges	(12,746)	—	—	—	—	(12,746)
Operating income (loss)	$1,697,463	$27,681	$49,285	$157,560	$(1,470,287)	461,702
Other expense, net						(185,102)
Income before income taxes						276,600
Provision for income taxes						(15,315)
Net income						261,285
Net loss attributable to non-controlling interests						20,563
Net income attributable to Expedia, Inc.						$281,848

	Year ended December 31, 2015
	Core OTA	trivago	Egencia	HomeAway(1)	eLong(2)	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$5,877,213	$333,024	$400,115	$20,222	$41,743	$—	$6,672,317
Intersegment revenue	—	214,632	—	—	—	(214,632)	—
Revenue	$5,877,213	$547,656	$400,115	$20,222	$41,743	$(214,632)	$6,672,317
Adjusted EBITDA	$1,600,042	$2,856	$68,116	$4,011	$(62,167)	$(509,747)	$1,103,111
Depreciation	(189,318)	(2,113)	(24,394)	(742)	(3,263)	(116,850)	(336,680)
Amortization of intangible assets	—	—	—	—	—	(156,458)	(156,458)
Impairment of intangible assets	—	—	—	—	—	(7,207)	(7,207)
Stock-based compensation	—	—	—	—	—	(178,068)	(178,068)
Legal reserves, occupancy tax and other	—	—	—	—	—	104,587	104,587
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	—	—	(72,122)	(72,122)
Realized (gain) loss on revenue hedges	(43,597)	—	—	—	—	—	(43,597)
Operating income (loss)	$1,367,127	$743	$43,722	$3,269	$(65,430)	$(935,865)	413,566
Other income, net							512,396
Income before income taxes							925,962
Provision for income taxes							(203,214)
Net income							722,748
Net loss attributable to non-controlling interests							41,717
Net income attributable to Expedia, Inc.							$764,465
___________________________________

(1)	Includes results since our acquisition of HomeAway on December 15, 2015.

(2)	Includes results through our disposal of eLong on May 22, 2015.

	Year ended December 31, 2014
	Core OTA	trivago	Egencia	eLong	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$4,905,150	$280,555	$399,704	$178,076	$—	$5,763,485
Intersegment revenue	—	132,964	—	—	(132,964)	—
Revenue	$4,905,150	$413,519	$399,704	$178,076	$(132,964)	$5,763,485
Adjusted EBITDA	$1,387,386	$3,917	$60,933	$(26,660)	$(400,788)	$1,024,788
Depreciation	(139,509)	(1,360)	(20,032)	(6,710)	(98,206)	(265,817)
Amortization of intangible assets	—	—	—	—	(76,773)	(76,773)
Impairment of intangible assets	—	—	—	—	(2,842)	(2,842)
Stock-based compensation	—	—	—	—	(85,011)	(85,011)
Legal reserves, occupancy tax and other	—	—	—	—	(41,539)	(41,539)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	—	(25,630)	(25,630)
Realized (gain) loss on revenue hedges	(9,412)	—	—	—	—	(9,412)
Operating income (loss)	$1,238,465	$2,557	$40,901	$(33,370)	$(730,789)	517,764
Other expense, net						(53,123)
Income before income taxes						464,641
Provision for income taxes						(91,691)
Net income						372,950
Net loss attributable to non-controlling interests						25,147
Net income attributable to Expedia, Inc.						$398,097
Geographic Information
The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale for the years ended December 31, 2016, 2015 and 2014. No sales to an individual country other than the United States accounted for more than 10% of revenue for the presented years.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Revenue
United States	$5,036,539	$3,703,302	$3,046,520
All other countries	3,737,025	2,969,015	2,716,965
	$8,773,564	$6,672,317	$5,763,485
The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
	(In thousands)
Property and equipment, net
United States	$1,217,952	$944,208
All other countries	176,952	120,051
	$1,394,904	$1,064,259

NOTE 20 — Valuation and Qualifying Accounts
The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees.

Description	Balance of Beginning of Period	Charges to Earnings	Charges to Other Accounts(1)	Deductions	Balance at End of Period
	(In thousands)
2016
Allowance for doubtful accounts	$27,035	$12,191	$(2,554)	$(11,394)	$25,278
Other reserves	29,959				24,493
2015
Allowance for doubtful accounts	$13,760	$11,513	$10,309	$(8,547)	$27,035
Other reserves	25,258				29,959
2014
Allowance for doubtful accounts	$11,555	$11,176	$440	$(9,411)	$13,760
Other reserves	15,891				25,258
___________________________________

(1)	Charges to other accounts primarily relates to amounts acquired through acquisitions and net translation adjustments.
NOTE 21 — Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31 (4)
	(In thousands, except per share data)
Year ended December 31, 2016
Revenue	$2,092,829	$2,580,905	$2,195,869	$1,903,961
Operating income (loss)(1)	147,186	386,152	25,662	(97,298)
Net income (loss) attributable to Expedia, Inc.(1)	79,457	279,331	31,649	(108,589)
Basic earnings (loss) per share(2)	$0.53	$1.86	$0.21	$(0.72)
Diluted earnings (loss) per share(2)	0.51	1.81	0.21	(0.72)
Year ended December 31, 2015
Revenue	$1,698,567	$1,937,753	$1,662,600	$1,373,397
Operating income (loss)(3)	29,477	344,998	90,092	(51,001)
Net income (loss) attributable to Expedia, Inc.(3)	(12,538)	283,216	449,644	44,143
Basic earnings (loss) per share(2)	(0.09)	$2.18	$3.49	$0.35
Diluted earnings (loss) per share(2)	(0.09)	2.12	3.38	0.34
___________________________________

(1)	During the fourth quarter of 2016, we recognized a $33 million impairment charge related to indefinite lived intangible assets.

(2)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(3)	During the fourth quarter of 2015, we recognized $23 million related to restructuring and related reorganization charges.

(4)
In March 2016, the FASB issued new guidance related to accounting for share-based payments. We elected to early adopt the new guidance in the second quarter of 2016, which required us to reflect any adjustments as of January 1, 2016. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital for all periods in 2016.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$6,807,279	$2,267,516	$(301,231)	$8,773,564
Costs and expenses:
Cost of revenue	—	1,263,828	346,200	(13,330)	1,596,698
Selling and marketing	—	3,071,762	1,583,993	(288,338)	4,367,417
Technology and content	—	903,444	331,230	345	1,235,019
General and administrative	—	429,015	249,185	92	678,292
Amortization of intangible assets	—	248,634	68,507	—	317,141
Impairment of intangible assets	—	—	34,890	—	34,890
Legal reserves, occupancy tax and other	—	26,498	—	—	26,498
Restructuring and related reorganization charges	—	30,322	25,585	—	55,907
Intercompany (income) expense, net	—	656,273	(656,273)	—	—
Operating income	—	177,503	284,199	—	461,702
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	383,883	286,016	—	(669,899)	—
Other, net	(162,455)	(21,206)	(1,441)	—	(185,102)
Total other income, net	221,428	264,810	(1,441)	(669,899)	(185,102)
Income before income taxes	221,428	442,313	282,758	(669,899)	276,600
Provision for income taxes	60,420	(50,168)	(25,567)	—	(15,315)
Net income	281,848	392,145	257,191	(669,899)	261,285
Net loss attributable to non-controlling interests	—	—	20,563	—	20,563
Net income attributable to Expedia, Inc.	$281,848	$392,145	$277,754	$(669,899)	$281,848
Comprehensive income attributable to Expedia, Inc.	$280,297	$373,649	$238,299	$(611,948)	$280,297

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries(1)	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$5,194,549	$1,682,677	$(204,909)	$6,672,317
Costs and expenses:
Cost of revenue	—	1,009,785	308,463	(8,689)	1,309,559
Selling and marketing	—	2,347,919	1,230,059	(196,892)	3,381,086
Technology and content	—	584,560	245,495	189	830,244
General and administrative	—	373,162	200,268	483	573,913
Amortization of intangible assets	—	58,524	97,934	—	156,458
Impairment of intangibles	—	—	7,207	—	7,207
Legal reserves, occupancy tax and other	—	(104,587)	—	—	(104,587)
Restructuring and related reorganization charges	—	76,422	28,449	—	104,871
Intercompany (income) expense, net	—	742,010	(742,010)	—	—
Operating income	—	106,754	306,812	—	413,566
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	839,779	870,108	—	(1,709,887)	—
Gain on sale of business	—	—	508,810	—	508,810
Other, net	(119,451)	64,576	58,461	—	3,586
Total other income (expense), net	720,328	934,684	567,271	(1,709,887)	512,396
Income before income taxes	720,328	1,041,438	874,083	(1,709,887)	925,962
Provision for income taxes	44,137	(194,251)	(53,100)	—	(203,214)
Net income	764,465	847,187	820,983	(1,709,887)	722,748
Net loss attributable to non-controlling interests	—	—	41,717	—	41,717
Net income attributable to Expedia, Inc.	$764,465	$847,187	$862,700	$(1,709,887)	$764,465
Comprehensive income attributable to Expedia, Inc.	$763,202	$822,898	$742,132	$(1,709,887)	$618,345
___________________________________

(1)	Includes results through our disposal of eLong on May 22, 2015.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$4,500,723	$1,389,979	$(127,217)	$5,763,485
Costs and expenses:
Cost of revenue	—	898,647	274,788	5,646	1,179,081
Selling and marketing	—	1,913,719	1,027,798	(133,188)	2,808,329
Technology and content	—	472,762	213,159	233	686,154
General and administrative	—	243,793	181,228	352	425,373
Amortization of intangible assets	—	1,848	74,925	—	76,773
Impairment of intangible assets	—	—	2,842		2,842
Legal reserves, occupancy tax and other	—	41,539	—	—	41,539
Restructuring and related reorganization charges	—	5,020	20,610	—	25,630
Intercompany (income) expense, net	—	666,675	(666,415)	(260)	—
Operating income	—	256,720	261,044	—	517,764
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	455,831	282,769	—	(738,600)	—
Other, net	(91,569)	34,223	4,223	—	(53,123)
Total other income (expense), net	364,262	316,992	4,223	(738,600)	(53,123)
Income before income taxes	364,262	573,712	265,267	(738,600)	464,641
Provision for income taxes	33,835	(110,929)	(14,597)	—	(91,691)
Net income	398,097	462,783	250,670	(738,600)	372,950
Net loss attributable to non-controlling interests	—	—	25,147	—	25,147
Net income attributable to Expedia, Inc.	$398,097	$462,783	$275,817	$(738,600)	$398,097
Comprehensive income attributable to Expedia, Inc.	$398,097	$463,075	$118,554	$(738,600)	$241,126

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$293,759	$2,535,711	$1,829,191	$(1,208,410)	$3,450,251
Investment in subsidiaries	9,536,273	3,410,687	—	(12,946,960)	—
Intangible assets, net	—	1,921,519	525,133	—	2,446,652
Goodwill	—	6,392,479	1,549,544	—	7,942,023
Other assets, net	4,107	1,608,218	331,818	(5,523)	1,938,620
TOTAL ASSETS	$9,834,139	$15,868,614	$4,235,686	$(14,160,893)	$15,777,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$981,700	$5,733,755	$620,153	$(1,208,410)	$6,127,198
Long-term debt	3,159,336	—	—	—	3,159,336
Other liabilities	—	629,634	173,798	(5,523)	797,909
Stockholders’ equity	5,693,103	9,505,225	3,441,735	(12,946,960)	5,693,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,834,139	$15,868,614	$4,235,686	$(14,160,893)	$15,777,546
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$230,840	$2,261,450	$1,201,064	$(717,093)	$2,976,261
Investment in subsidiaries	8,420,890	3,106,719	—	(11,527,609)	—
Intangible assets, net	—	1,974,968	818,986	—	2,793,954
Goodwill	—	5,859,457	2,133,484	—	7,992,941
Other assets, net	33	1,381,837	354,482	(13,833)	1,722,519
TOTAL ASSETS	$8,651,763	$14,584,431	$4,508,016	$(12,258,535)	$15,485,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$538,856	$5,511,639	$592,615	$(717,093)	$5,926,017
Long-term debt	3,183,140	—	—	—	3,183,140
Other liabilities	—	620,685	181,421	(13,833)	788,273
Redeemable non-controlling interests	—	—	658,478	—	658,478
Stockholders’ equity	4,929,767	8,452,107	3,075,502	(11,527,609)	4,929,767
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,651,763	$14,584,431	$4,508,016	$(12,258,535)	$15,485,675

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$940,191	$624,143	$1,564,334
Investing activities:
Capital expenditures, including internal-use software and website development	—	(635,534)	(113,814)	(749,348)
Purchases of investments	—	—	(45,352)	(45,352)
Sales and maturities of investments	—	37,830	23,105	60,935
Acquisitions, net of cash acquired	—	—	(777)	(777)
Transfers (to) from related parties	—	(172,731)	172,731	—
Proceeds from sale of business, net of cash divested and disposal costs	—	—	67,088	67,088
Other, net	—	(50,029)	(838)	(50,867)
Net cash provided by (used in) investing activities	—	(820,464)	102,143	(718,321)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	(2,093)	—	—	(2,093)
Payment of HomeAway Covertible Notes	—	(401,424)	—	(401,424)
Purchases of treasury stock	(455,746)	—	—	(455,746)
Payment of dividends to stockholders	(150,159)	—	—	(150,159)
Proceeds from exercise of equity awards and employee stock purchase plan	141,043	—	—	141,043
Withholding taxes for stock option exercises	(1,282)	—	—	(1,282)
Sales (purchases) of interest in controlled subsidiaries, net	—	—	208,016	208,016
Transfers (to) from related parties	468,511	(118,179)	(350,332)	—
Other, net	(274)	(1,484)	(27,216)	(28,974)
Net cash used in financing activities	—	(521,087)	(169,532)	(690,619)
Effect of exchange rate changes on cash and cash equivalents	—	(14,865)	(20,017)	(34,882)
Net increase (decrease) in cash and cash equivalents	—	(416,225)	536,737	120,512
Cash and cash equivalents at beginning of year	—	841,696	834,603	1,676,299
Cash and cash equivalents at end of year	$—	$425,471	$1,371,340	$1,796,811

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$624,327	$743,718	$1,368,045
Investing activities:
Capital expenditures, including internal-use software and website development	—	(709,679)	(77,362)	(787,041)
Purchases of investments	—	(473,538)	(47,791)	(521,329)
Sales and maturities of investments	—	327,191	83,732	410,923
Acquisitions, net of cash acquired	(126,779)	(1,873,079)	(63,791)	(2,063,649)
Transfers (to) from related parties	126,779	(303,846)	177,067	—
Proceeds from sale of business, net of cash divested and disposal costs	—	—	523,882	523,882
Other, net	—	54,226	11,728	65,954
Net cash used in investing activities	—	(2,978,725)	607,465	(2,371,260)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	1,441,860	—	—	1,441,860
Purchases of treasury stock	(60,546)	—	—	(60,546)
Proceeds from issuance of treasury stock	22,575	—	—	22,575
Payment of dividends to stockholders	(108,527)	—	—	(108,527)
Proceeds from exercise of equity awards and employee stock purchase plan	96,526	—	1,190	97,716
Withholding taxes for stock option exercises	(85,033)	—	—	(85,033)
Purchase of interest in a controlled subsidiaries, net	—	—	(8,518)	(8,518)
Transfers (to) from related parties	(1,396,210)	2,350,385	(954,175)	—
Other, net	89,355	(11,998)	27,315	104,672
Net cash provided by (used in) financing activities	—	2,338,387	(934,188)	1,404,199
Effect of exchange rate changes on cash and cash equivalents	—	(86,269)	(41,116)	(127,385)
Net increase in cash and cash equivalents	—	(102,280)	375,879	273,599
Cash and cash equivalents at beginning of year	—	943,976	458,724	1,402,700
Cash and cash equivalents at end of year	$—	$841,696	$834,603	$1,676,299

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$1,027,571	$339,388	$1,366,959
Investing activities:
Capital expenditures, including internal-use software and website development	—	(281,696)	(46,691)	(328,387)
Purchases of investments	—	(913,205)	(281,005)	(1,194,210)
Sales and maturities of investments	—	861,744	300,813	1,162,557
Acquisitions, net of cash acquired	—	—	(560,668)	(560,668)
Other, net	—	(2,805)	(744)	(3,549)
Net cash provided by (used in) investing activities	—	(335,962)	(588,295)	(924,257)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	492,894	—	—	492,894
Purchases of treasury stock	(537,861)	—	—	(537,861)
Proceeds from issuance of treasury stock	20,404	—	—	20,404
Payment of dividends to stockholders	(84,697)	—	—	(84,697)
Proceeds from exercise of equity awards and employee stock purchase plan	104,598	—	3,523	108,121
Purchase of interest in controlled subsidiaries, net	—	—	(3,272)	(3,272)
Transfers (to) from related parties	(53,494)	(287,394)	340,888	—
Other, net	58,156	(2,124)	(3,472)	52,560
Net cash provided by (used in) financing activities	—	(289,518)	337,667	48,149
Effect of exchange rate changes on cash and cash equivalents	—	(64,798)	(44,386)	(109,184)
Net increase (decrease) in cash and cash equivalents	—	337,293	44,374	381,667
Cash and cash equivalents at beginning of year	—	606,683	414,350	1,021,033
Cash and cash equivalents at end of year	$—	$943,976	$458,724	$1,402,700

Index to Exhibits

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated Expedia, Inc., as Issuer, the Guarantors party thereto, and BNP Paribas, Goldman, Sachs & Co., J.P. Morgan Securities plc, as Representatives of the several Underwriters (relating to the Fourth Supplemental Indenture on Exhibit 4.6)		8-K	000-51447	1.1	6/3/2015
2.1	Separation Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	2.1	11/14/2005
2.2	Separation Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	2.1	12/27/2011
2.3	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.		8-K	000-51447	2.1	12/21/2012
2.4	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.		8-K	000-51447	2.2	12/21/2012
2.5	Agreement and Plan of Merger, dated as of February 12, 2015, by and among Expedia, Inc., Xeta, Inc., and Orbtiz Worldwide, Inc.		8-K	000-51447	2.1	2/13/2015
2.6	Purchase and Sale Agreement (Cruise), dated March 10, 2015, by and between Immunex Corporation and Cruise, LLC		8-K	000-51447	10.1	4/2/2015
2.7	First Amendment to Purchase and Sale, dated March 25, 2015, by and between Immunex Corporation and Cruise, LLC		8-K	000-51447	10.2	4/2/2015
2.8	Share Purchase Agreement, dated May 22, 2015, by and among Expedia, Inc., Expedia Asia Pacific - Alpha Limited, Ctrip.com International, Ltd., C-Travel International Limited, Luxuriant Holdings Limited, Keystone Lodging Holdings Limited and Plateno Group Limited		8-K	000-51447	10.1	5/22/2015
2.9	Agreement and Plan of Reorganization, dated as of November 4, 2015, by and among Expedia, Inc., HMS 1 Inc. and HomeAway, Inc.		8-K	001-37429	2.1	11/5/2015
3.2	Amended and Restated Bylaws of Expedia, Inc.		8-K	000-51447	3.3	8/15/2005
4.1	Indenture, dated as of August 21, 2006, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Trust Company, N.A., as Trustee, relating to Expedia, Inc.’s 7.456% Senior Notes due 2018		10-Q	000-51447	4.1	11/14/2006
4.2	First Supplemental Indenture, dated as of January 19, 2007, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee		S-4	333-140195	4.2	1/25/2007

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
4.3	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020		8-K	000-51447	4.1	8/10/2010
4.4	Ninth Supplemental Indenture, dated as of September 30, 2016, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K	001-37429	4.1	10/3/2016
4.5	Indenture, dated as of August 13, 2014, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K	000-51447	4.1	8/18/2014
4.6	First Supplemental Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 4.500% Senior Notes due 2024		8-K	000-51447	4.2	8/18/2014
4.7	Fourth Supplemental Indenture, dated as of June 3, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 2.500% Senior Notes due 2022		8-K	000-51447	4.2	6/3/2015
4.8	Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.000% Senior Notes due 2026		8-K	001-37429	4.1	12/8/2015
10.1	Amended and Restated Governance Agreement among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	000-51447	10.10	12/27/2011
10.2	Assignment and Assumption of Governance Agreement, among Liberty Expedia holdings, Inc., LEXE Marginco, LLC, LEXEB, LLC, Liberty Interactive Corporation, Barry Diller and Expedia, Inc., dated as of November 4, 2016		8-K*†	001-37938	10.6	11/7/2016
10.3	Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		10-K	000-51447	10.1	2/10/2012
10.4	Assignment and Assumption of Stockholders Agreement, by and among Liberty Expedia Holdings, Inc., Liberty Interactive Corporation and Barry Diller, dated November 4, 2016		8-K*†	001-37938	10.7	11/7/2016
10.5	Amendment No. 1 to Stockholders Agreement, by and between Liberty Expedia Holdings, Inc. and Barry Diller, dated November 4, 2016		8-K*†	001-37938	10.8	11/7/2016
10.6	Amended and Restated Transaction Agreement, by and among Liberty Interactive Corporation, Liberty Expedia Holdings, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of September 22, 2016		S-4/A*†	333-210377	10.1	9/23/2016

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.7	Assignment Agreement, by and between Barry Diller and Liberty Expedia Holdings, Inc., dated November 4, 2016		8-K*†	001-37938	10.10	11/7/2016
10.8	Tax Sharing Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.10	11/14/2005
10.9	Employee Matters Agreement by and between Expedia, Inc. and IAC/InterActiveCorp, dated as of August 9, 2005		10-Q	000-51447	10.1	11/14/2005
10.10	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.2	12/27/2011
10.11	Employee Matters Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.3	12/27/2011
10.12	Amended and Restated Credit Agreement dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; Hotwire, Inc., a Delaware corporation, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent		8-K	000-51447	10.1	9/11/2014
10.13	First Amendment, dated as of February 4, 2016, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent		8-K	001-37429	10.1	2/8/2016
10.14
Second Amendment, dated as December 22, 2016, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent
		X
10.15	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.10	8/3/2007
10.16*	Fourth Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	001-37429	Appendix A	8/23/2016
10.17*	Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan		S-8	333-206990	99.1	9/17/2015
10.18*	HomeAway, Inc. 2011 Equity Incentive Plan		S-8	333-208548	99.10	12/15/2015
10.19*	Expedia, Inc. 2013 Employee Stock Purchase Plan		DEF14A	000-51447	Appendix B	4/30/2013
10.20*	Expedia, Inc. 2013 International Employee Stock Purchase Plan		DEF 14A	000-51447	Appendix C	4/30/2013
10.21*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.1	8/1/2014

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.22*	Form of Expedia, Inc. Restricted Stock Unit Agreement	X
10.23*	Form of Expedia, Inc. Stock Option Agreement	X
10.24*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.1	2/19/2009
10.25*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.2	2/19/2009
10.26*	First Amendment of the Executed Deferred Compensation Plan, effective as of December 31, 2014		10-K	000-51447	10.20	2/6/2015
10.27*	Employment Agreement between Dara Khosrowshahi and Expedia, Inc., effective as of March 31, 2015		8-K	000-51447	10.10	4/1/2015
10.28*	Second Amended and Restated Expedia, Inc. Restricted Stock Unit Agreement for Dara Khosrowshahi, dated as of December 20, 2011		8-K	000-51447	10.5	12/27/2011
10.29*	Expedia, Inc. Stock Option Agreement for Dara Khosrowshahi, dated as of March 31, 2015		8-K	000-51447	10.2	4/1/2015
10.30*	Expedia, Inc. Stock Option Agreement for Dara Khosrowshahi, dated as of March 31, 2015		8-K	000-51447	10.3	4/1/2015
10.31*	Stock Option Agreement between IAC/InterActiveCorp and Barry Diller, dated as of June 7, 2005		10-Q**	000-20570	10.8	11/09/2005
10.32*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan		S-4/A**	333-124303	Annex J	06/17/2005
10.33*	Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective as of October 20, 2011		S-4/A	333-175828	10.17	10/24/2011
10.34*	Amendment to the Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., effective March 7, 2014		8-K	000-51447	10.1	03/07/2014
10.35*	Second Amendment to the Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., dated September 11, 2014		8-K	000-51447	10.1	09/12/2014
10.36*	Third Amendment to the Amended and Restated Employment Agreement by and between Mark D. Okerstrom and Expedia, Inc., dated March 7, 2016		8-K	001-37429	10.1	03/09/2016
10.37*	Expedia, Inc. Stock Option Agreement for Mark D. Okerstrom, dated as of March 7, 2016		8-K	001-37429	10.2	03/09/2016
10.38*	Expedia, Inc. Stock Option Agreement for Mark D. Okerstrom, dated as of March 7, 2016		8-K	001-37429	10.3	03/09/2016
10.39*	Employment Agreement between Robert J. Dzielak and Expedia, Inc., effective as of March 2, 2015		8-K	000-51447	10.1	03/04/2015
21	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.3***	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
X

*	Indicates a management contract or compensatory plan or arrangement.
**	Indicates reference to filing of IAC/InterActiveCorp
*†	Indicates reference to filing of Liberty Expedia Holdings, Inc.
***	Furnished herewith