Form 10-Q
period 2017-03-31
Expedia, Inc.
filed 2017-04-28
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 14, 2017 was:

Common stock, $0.0001 par value per share	138,145,680	shares
Class B common stock, $0.0001 par value per share	12,799,999	shares

Expedia, Inc.
Form 10-Q
For the Quarter Ended March 31, 2017

Part I. Item 1. Consolidated Financial Statements
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three months ended March 31,
	2017	2016

Revenue	$2,188,736	$1,903,961
Costs and expenses:
Cost of revenue (1)	421,687	402,570
Selling and marketing (1)	1,270,060	1,039,348
Technology and content (1)	322,040	291,554
General and administrative (1)	158,153	146,011
Amortization of intangible assets	66,676	89,999
Legal reserves, occupancy tax and other	21,054	1,974
Restructuring and related reorganization charges (1)	1,899	29,803
Operating loss	(72,833)	(97,298)
Other income (expense):
Interest income	6,259	3,567
Interest expense	(42,977)	(43,960)
Other, net	(21,704)	(28,195)
Total other expense, net	(58,422)	(68,588)
Loss before income taxes	(131,255)	(165,886)
Provision for income taxes	46,716	57,354
Net loss	(84,539)	(108,532)
Net income attributable to non-controlling interests	(1,583)	(57)
Net loss attributable to Expedia, Inc.	$(86,122)	$(108,589)

Loss per share attributable to Expedia, Inc. available to common stockholders:
Basic	$(0.57)	$(0.72)
Diluted	(0.57)	(0.72)
Shares used in computing loss per share:
Basic	150,531	151,052
Diluted	150,531	151,052

Dividends declared per common share	$0.28	$0.24
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$2,839	$2,408
Selling and marketing	10,731	7,042
Technology and content	13,038	10,621
General and administrative	20,603	17,664
Restructuring and related reorganization charges	—	11,173
See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Net loss	$(84,539)	$(108,532)
Other comprehensive income, net of tax
Currency translation adjustments, net of tax(1)	34,676	6,654
Unrealized gains (losses) on available for sale securities, net of tax(2)	4	474
Other comprehensive income, net of tax	34,680	7,128
Comprehensive loss	(49,859)	(101,404)
Less: Comprehensive income attributable to non-controlling interests	7,277	9,658
Comprehensive loss attributable to Expedia, Inc.	$(57,136)	$(111,062)

(1)	Currency translation adjustments include a tax benefit of $4 million and $11 million associated with net investment hedges for the three months ended March 31, 2017 and 2016.

(2)	Net gains (losses) recognized and reclassified during the three months ended March 31, 2017 and 2016 were immaterial.
See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,503,230	$1,796,811
Restricted cash and cash equivalents	34,452	18,733
Short-term investments	851,415	72,313
Accounts receivable, net of allowance of $27,677 and $25,278	1,579,657	1,343,247
Income taxes receivable	127,704	19,402
Prepaid expenses and other current assets	231,955	199,745
Total current assets	5,328,413	3,450,251
Property and equipment, net	1,421,962	1,394,904
Long-term investments and other assets	528,237	520,058
Deferred income taxes	23,908	23,658
Intangible assets, net	2,386,504	2,446,652
Goodwill	7,979,882	7,942,023
TOTAL ASSETS	$17,668,906	$15,777,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,423,701	$1,509,313
Accounts payable, other	686,559	577,012
Deferred merchant bookings	4,425,388	2,617,791
Deferred revenue	369,722	282,517
Income taxes payable	78,930	49,739
Accrued expenses and other current liabilities	1,035,271	1,090,826
Total current liabilities	8,019,571	6,127,198
Long-term debt	3,170,933	3,159,336
Deferred income taxes	496,202	484,970
Other long-term liabilities	323,142	312,939
Commitments and contingencies
Stockholders’ equity:
Common stock $.0001 par value	23	22
Authorized shares: 1,600,000
Shares issued: 225,629 and 224,310
Shares outstanding: 138,165 and 137,232
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	8,895,825	8,794,298
Treasury stock - Common stock, at cost	(4,555,830)	(4,510,655)
Shares: 87,464 and 87,077
Retained earnings	666	129,034
Accumulated other comprehensive income (loss)	(251,413)	(280,399)
Total Expedia, Inc. stockholders’ equity	4,089,272	4,132,301
Non-redeemable noncontrolling interests	1,569,786	1,560,802
Total stockholders’ equity	5,659,058	5,693,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,668,906	$15,777,546
See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Operating activities:
Net loss	$(84,539)	$(108,532)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	141,548	105,255
Amortization of stock-based compensation	47,211	48,908
Amortization of intangible assets	66,676	89,999
Deferred income taxes	13,680	21,886
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	(10,295)	(33,707)
Realized (gain) loss on foreign currency forwards	7,167	2,102
Other	(8,446)	(3,613)
Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	(232,475)	(267,867)
Prepaid expenses and other assets	(51,746)	(37,399)
Accounts payable, merchant	(86,890)	42,422
Accounts payable, other, accrued expenses and other current liabilities	65,032	55,446
Tax payable/receivable, net	(86,139)	(118,990)
Deferred merchant bookings	1,806,798	1,256,439
Deferred revenue	85,861	55,974
Net cash provided by operating activities	1,673,443	1,108,323
Investing activities:
Capital expenditures, including internal-use software and website development	(166,869)	(167,578)
Purchases of investments	(780,363)	—
Sales and maturities of investments	6,815	8,215
Net settlement of foreign currency forwards	(7,167)	(2,102)
Other, net	(2,000)	2,230
Net cash used in investing activities	(949,584)	(159,235)
Financing activities:
Payment of HomeAway Convertible Notes	—	(400,443)
Purchases of treasury stock	(45,176)	(187,022)
Payment of dividends to stockholders	(42,247)	(36,174)
Proceeds from exercise of equity awards and employee stock purchase plan	57,778	25,680
Other, net	(18,475)	(14,992)
Net cash used in financing activities	(48,120)	(612,951)
Effect of exchange rate changes on cash and cash equivalents	30,680	50,893
Net increase in cash and cash equivalents	706,419	387,030
Cash and cash equivalents at beginning of period	1,796,811	1,676,299
Cash and cash equivalents at end of period	$2,503,230	$2,063,329
Supplemental cash flow information
Cash paid for interest	$72,029	$52,982
Income tax payments, net	25,128	39,202
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2017
(Unaudited)
Note 1 – Basis of Presentation
Description of Business
Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.comTM, Travelocity®, Expedia® Affiliate Network, Classic Vacations®, Expedia Local Expert®, Egencia®, Expedia® CruiseShipCenters®, trivago®, CarRentals.comTM, Wotif Group, Orbitz Worldwide (“Orbitz”), and HomeAway®. In addition, many of these brands have related international points of sale, including those as part of AirAsia-Expedia. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
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
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, previously filed with the Securities and Exchange Commission.
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
In March 2016, the Financial Accounting Standards Board ("FASB") issued new guidance related to accounting for share-based payments. We elected to early adopt the guidance in the second quarter of 2016, which required us to reflect adjustments as of January 1, 2016. As such, the prior year amounts reported herein reflect the adoption of the new guidance with a reduction of stock-based compensation expense of approximately $5 million and an increase in the tax benefit of approximately $8 million for the three months ended March 31, 2016.
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

Notes to Consolidated Financial Statements – (Continued)

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
Note 2 – Summary of Significant Accounting Policies
Recent Accounting Policies Not Yet Adopted
In May 2014, the FASB issued an Accounting Standards Update ("ASU") amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an ASU deferring the effective date of the revenue standard so it would be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption prohibited before December 15, 2016. In addition, the FASB has also issued several amendments to the standard which clarify certain aspects of the guidance, including principal versus agent considerations and identifying performance obligations. We have made significant progress toward completing our evaluation of potential changes from adopting the new standard on our core revenues and continue to evaluate the impact of the adoption of this new guidance on our consolidated financial statements. We expect to have our preliminary evaluation, including the selection of an adoption method, completed by the end of the first half of 2017. We are not planning on early adopting and currently expect to adopt the new revenue recognition guidance in the first quarter of 2018.
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

Notes to Consolidated Financial Statements – (Continued)

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
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$145,262	$145,262	$—
Time deposits	318,505	—	318,505
Restricted cash:
Time deposits	6,378	—	6,378
Investments:
Time deposits	805,765	—	805,765
Corporate debt securities	57,338	—	57,338
Total assets	$1,333,248	$145,262	$1,187,986

Liabilities
Derivatives:
Foreign currency forward contracts	$1,671	$—	$1,671

Notes to Consolidated Financial Statements – (Continued)

Financial assets measured at fair value on a recurring basis as of December 31, 2016 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$113,955	$113,955	$—
Time deposits	299,585	—	299,585
Investments:
Time deposits	24,576	—	24,576
Corporate debt securities	64,227	—	64,227
Total assets	$502,343	$113,955	$388,388

Liabilities
Derivatives:
Foreign currency forward contracts	$4,402	$—	$4,402
We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of March 31, 2017 and December 31, 2016, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.
We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of March 31, 2017, we had $46 million of short-term and $12 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses both of less than $1 million. As of December 31, 2016, we had $48 million of short-term and $16 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.
We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments. Additionally, we have time deposits classified as restricted cash for certain traveler deposits.
Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of March 31, 2017, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $1.9 billion. We had a net forward liability of $2 million and $4 million recorded in accrued expenses and other current liabilities as of March 31, 2017 and December 31, 2016. We recorded $4 million and $26 million in net losses from foreign currency forward contracts during the three months ended March 31, 2017 and 2016.

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Debt
The following table sets forth our outstanding debt:

	March 31, 2017	December 31, 2016
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020	747,222	747,020
2.5% (€650 million) senior notes due 2022	688,484	677,503
4.5% senior notes due 2024	494,643	494,472
5.0% senior notes due 2026	740,584	740,341
Long-term debt(1)	$3,170,933	$3,159,336

(1)	Net of applicable discounts and debt issuance costs.
Long-term Debt
Our $500 million in registered senior unsecured notes outstanding at March 31, 2017 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our $750 million in registered senior unsecured notes outstanding at March 31, 2017 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our Euro 650 million in registered senior unsecured notes outstanding at March 31, 2017 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.
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
Our $500 million in registered senior unsecured notes outstanding at March 31, 2017 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $750 million in registered senior unsecured notes outstanding at March 31, 2017 are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
The 7.456%, 5.95%, 4.5%, 2.5% and 5.0% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. For further

Notes to Consolidated Financial Statements – (Continued)

information, see Note 11 – Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $32 million and $63 million as of March 31, 2017 and December 31, 2016. The 5.95%, 4.5%, 2.5% and 5.0% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.
The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	March 31, 2017	December 31, 2016
	(In thousands)
7.456% senior notes due 2018	$536,000	$541,000
5.95% senior notes due 2020	825,000	823,000
2.5% (€650 million) senior notes due 2022 (1)	736,000	718,000
4.5% senior notes due 2024	526,000	511,000
5.0% senior notes due 2026	804,000	782,000

(1)	Approximately 689 million Euro as of March 31, 2017 and 682 million Euro as of December 31, 2016.
Credit Facility
Expedia, Inc. maintains a $1.5 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in February 2021. As of March 31, 2017 and December 31, 2016, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of March 31, 2017. The facility contains covenants including maximum leverage and minimum interest coverage ratios.
The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of both March 31, 2017 and December 31, 2016, there was $19 million of outstanding stand-by LOCs issued under the facility.
In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia, Inc., that may be terminated at any time by the lender. As of March 31, 2017 and December 31, 2016, there were no borrowings outstanding.
Note 5 – Stockholders’ Equity
Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
February 7, 2017	$0.28	March 9, 2017	$42,247	March 30, 2017
February 8, 2016	0.24	March 10, 2016	36,174	March 30, 2016
In addition, in April 2017, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.28 per share of outstanding common stock payable on June 15, 2017 to stockholders of record as of the close of business on May 25, 2017. Future declarations of dividends are subject to final determination by our Board of Directors.
Share Repurchases
In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. There is no fixed termination date for the repurchases. During the three months ended March 31, 2017, we repurchased, through open market transactions, 0.3 million shares under this authorization for the total cost of $39 million, excluding transaction costs, representing an average repurchase price of $116.51 per share. As of March 31, 2017, 6.9 million shares remain authorized for repurchase under the 2015 authorization. Subsequent to March 31, 2017, we

Notes to Consolidated Financial Statements – (Continued)

repurchased an additional 0.1 million shares for a total cost of $14 million, excluding transaction costs, representing an average price of $127.90 per share.
Stock-based Awards
Stock-based compensation expense relates primarily to expense for stock options and restricted stock units (“RSUs”). As of March 31, 2017, we had stock-based awards outstanding representing approximately 23 million shares of our common stock, consisting of options to purchase approximately 20 million shares of our common stock with a weighted average exercise price of $90.01 and weighted average remaining life of 4.9 years and approximately 2 million RSUs.
Annual employee stock-based award grants typically occur during the first quarter of each year and generally vest over four years. In 2017, we introduced an equity choice program for annual awards that allows for the choice of stock options or RSUs with certain limitations. During the three months ended March 31, 2017, we granted approximately 3 million stock options and 1 million RSUs. The fair value of the stock options granted during the three months ended March 31, 2017 was estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models.
Accumulated Other Comprehensive Income (Loss)
The balance for each class of accumulated other comprehensive loss as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Foreign currency translation adjustments, net of tax(1)	$(251,444)	$(280,426)
Net unrealized gain (loss) on available for sale securities, net of tax	31	27
Accumulated other comprehensive loss	$(251,413)	$(280,399)

(1)
Foreign currency translation adjustments, net of tax, include foreign currency transaction gains at March 31, 2017 of $9 million ($14 million before tax) and at December 31, 2016 of $16 million ($25 million before tax) associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 4 – Debt for more information. The remaining balance in currency translation adjustments excludes income taxes as a result of our current intention to indefinitely reinvest the earnings of our international subsidiaries outside of the United States.

Note 6 – Earnings Per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three months ended March 31, 2017 and 2016, approximately 23 million of outstanding stock awards were excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
Note 7 – Restructuring and Related Reorganization Charges
In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to previously disclosed acquisitions, we recognized $2 million and $30 million in restructuring and related reorganization charges during the three months ended March 31, 2017 and 2016. Based on current plans, which are subject to change, we expect to incur approximately $15 million to $20 million in 2017 related to these integrations and estimates do not include any possible future acquisition integrations. Accrued restructure liabilities were $12 million and $18 million as of March 31, 2017 and December 31, 2016.

Notes to Consolidated Financial Statements – (Continued)

Note 8 – Income Taxes
We are subject to taxation in the United States and various other state and foreign jurisdictions. We are under examination by the Internal Revenue Service ("IRS") for our 2009 through 2013 tax years. Our 2014 and subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. During first quarter of 2017, the IRS issued proposed adjustments relating to transfer pricing with our foreign subsidiaries for our 2009 to 2010 audit cycle. The proposed adjustments would increase our U.S. taxable income by $105 million, which would result in federal tax expense of approximately $37 million, subject to interest. We do not agree with the position of the IRS and will formally protest the IRS position.
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
Litigation Relating to Occupancy Taxes. Ninety-five lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Eighteen are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-one of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-seven dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $90 million and $71 million as of March 31, 2017 and December 31, 2016. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
In addition, we have been audited by the state of Colorado. The state has issued assessments for claimed tax, interest and penalty in the approximate amount of $23 million for the periods December 1, 1999 through December 31, 2005 and January 1, 2009 through December 31, 2011. We do not agree with these assessments and have filed protests.
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

Notes to Consolidated Financial Statements – (Continued)

Final assessments by the Hawaii Department of Taxation for general exercise taxes against the Expedia companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review in the Hawaii tax courts. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a final judgment. The Expedia companies intend to appeal, and will be expected to pay under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal. The Hawaii tax court’s decision did not resolve “merchant model” car rental transactions for the tax year 2014, which also remain under review.
San Francisco (Occupancy Tax). During 2009, Expedia companies were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco and, in May 2014, the Expedia companies paid an additional $25.5 million under protest in order to contest additional assessments for later time periods. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco to contest similar assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation. The California Court of Appeals has lifted the stay for this case and the appeal will proceed in light of the California Supreme Court’s decision in the San Diego litigation.
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

Notes to Consolidated Financial Statements – (Continued)

The German Federal Cartel Office ("FCO") has required another online travel company, Hotel Reservation Service ("HRS"), to remove certain clauses from its contracts with hotels. HRS’ appeal of this decision was rejected by the Higher Regional Court Düsseldorf on January 9, 2015. On December 23, 2015, the FCO announced that it had also required Booking.com by way of an infringement decision to remove certain clauses from its contracts with German hotels. Booking.com has appealed the decision and the appeal was heard by the Higher Regional Court Düsseldorf on February 8, 2017.
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
Hotelverband Deutschland (“IHA”) e.V. (a German hotel association) brought proceedings before the Cologne regional court against Expedia, Inc., Expedia.com GmbH and Expedia Lodging Partner Services Sàrl. IHA applied for a ‘cease and desist’ order against these companies in relation to the enforcement of certain rate and availability parity clauses contained in contracts with hotels in Germany. On or around February 16, 2017, the court dismissed IHA’s action and declared the claimant liable for the Expedia defendants’ statutory costs. IHA has appealed the decision.
A working group of 10 European NCAs (Belgium, Czech Republic, Denmark, France, Hungary, Ireland, Italy, Netherlands, Sweden and the United Kingdom) and the European Commission was established by the European Competition Network (“ECN”) at the end of 2015 to monitor the functioning of the online hotel booking sector, following amendments made by a number of online travel companies (including Booking.com and Expedia) in relation to certain parity provisions in their contracts with hotels. The working group issued questionnaires to online travel agencies including Expedia, metasearch sites and hotels in 2016. On February 17, 2017, the heads of the EU competition authorities and the European Commission announced that in light of the results of the monitoring exercise, the sector should be allowed more time to make full use of the measures that have already been taken by certain market participants, including Expedia. The underlying results of the ECN monitoring exercise were published on April 6, 2017.
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
Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia. A Brazilian hotel sector association -- Forum de Operadores Hoteleiros do Brasil -- filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia,

Notes to Consolidated Financial Statements – (Continued)

on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, Expedia submitted its response to the complaint to CADE. Expedia recently addressed the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially similar to those provided to accommodation providers in Europe on September 1, 2016 in Australia and on October 28, 2016 in New Zealand. The Australian NCA, however, recently indicated that it is reopening its investigation. Expedia is in ongoing discussions with a limited number of NCAs in other countries in relation to its contracts with hotels. Expedia is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia's business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.
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
Note 10 – Segment Information
We have four reportable segments: Core Online Travel Agencies (“Core OTA”), trivago, Egencia and HomeAway. Our Core OTA segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Orbitz.com, Expedia Affiliate Network, Hotwire.com, Travelocity, Wotif Group, CarRentals.com, and Classic Vacations. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment provides managed travel services to corporate customers worldwide. Our HomeAway segment operates an online marketplace for the vacation rental industry.
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
The following tables present our segment information for the three months ended March 31, 2017 and March 31, 2016. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended March 31, 2017
	Core OTA	trivago	Egencia	HomeAway	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$1,699,899	$181,162	$122,699	$184,976	$—	$2,188,736
Intersegment revenue	—	104,389	—	—	(104,389)	—
Revenue	$1,699,899	$285,551	$122,699	$184,976	$(104,389)	$2,188,736
Adjusted EBITDA	$306,030	$20,730	$27,009	$5,832	$(151,368)	$208,233
Depreciation	(71,150)	(1,953)	(9,479)	(7,430)	(51,536)	(141,548)
Amortization of intangible assets	—	—	—	—	(66,676)	(66,676)
Stock-based compensation	—	—	—	—	(47,211)	(47,211)
Legal reserves, occupancy tax and other	—	—	—	—	(21,054)	(21,054)
Restructuring and related reorganization charges	—	—	—	—	(1,899)	(1,899)
Realized (gain) loss on revenue hedges	(2,678)	—	—	—	—	(2,678)
Operating income (loss)	$232,202	$18,777	$17,530	$(1,598)	$(339,744)	(72,833)
Other expense, net						(58,422)
Loss before income taxes						(131,255)
Provision for income taxes						46,716
Net loss						(84,539)
Net income attributable to non-controlling interests						(1,583)
Net loss attributable to Expedia, Inc.						$(86,122)

	Three months ended March 31, 2016
	Core OTA	trivago	Egencia	HomeAway	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$1,539,856	$112,062	$109,849	$142,194	$—	$1,903,961
Intersegment revenue	—	64,108	—	—	(64,108)	—
Revenue	$1,539,856	$176,170	$109,849	$142,194	$(64,108)	$1,903,961
Adjusted EBITDA	$292,356	$7,706	$15,361	$17,314	$(156,185)	$176,552
Depreciation	(58,818)	(785)	(6,847)	(3,659)	(35,146)	(105,255)
Amortization of intangible assets	—	—	—	—	(89,999)	(89,999)
Stock-based compensation	—	—	—	—	(48,908)	(48,908)
Legal reserves, occupancy tax and other	—	—	—	—	(1,974)	(1,974)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	—	(18,630)	(18,630)
Realized (gain) loss on revenue hedges	(9,084)	—	—	—	—	(9,084)
Operating income (loss)	$224,454	$6,921	$8,514	$13,655	$(350,842)	(97,298)
Other expense, net						(68,588)
Loss before income taxes						(165,886)
Provision for income taxes						57,354
Net loss						(108,532)
Net income attributable to non-controlling interests						(57)
Net loss attributable to Expedia, Inc.						$(108,589)

Notes to Consolidated Financial Statements – (Continued)

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,701,060	$593,162	$(105,486)	$2,188,736
Costs and expenses:
Cost of revenue	—	335,254	90,173	(3,740)	421,687
Selling and marketing	—	909,622	462,191	(101,753)	1,270,060
Technology and content	—	236,755	85,293	(8)	322,040
General and administrative	—	106,051	52,087	15	158,153
Amortization of intangible assets	—	45,484	21,192	—	66,676
Legal reserves, occupancy tax and other	—	21,054	—	—	21,054
Restructuring and related reorganization charges	—	1,260	639	—	1,899
Intercompany (income) expense, net	—	166,262	(166,262)	—	—
Operating income (loss)	—	(120,682)	47,849	—	(72,833)
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	(60,213)	52,335	—	7,878	—
Other, net	(41,093)	(32,406)	15,077	—	(58,422)
Total other income (expense), net	(101,306)	19,929	15,077	7,878	(58,422)
Income (loss) before income taxes	(101,306)	(100,753)	62,926	7,878	(131,255)
Provision for income taxes	15,184	44,118	(12,586)	—	46,716
Net income (loss)	(86,122)	(56,635)	50,340	7,878	(84,539)
Net income attributable to non-controlling interests	—	—	(1,583)	—	(1,583)
Net income (loss) attributable to Expedia, Inc.	$(86,122)	$(56,635)	$48,757	$7,878	$(86,122)
Comprehensive income (loss) attributable to Expedia, Inc.	$(57,136)	$(20,905)	$84,481	$(63,576)	$(57,136)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,473,883	$492,308	$(62,230)	$1,903,961
Costs and expenses:
Cost of revenue	—	318,148	87,525	(3,103)	402,570
Selling and marketing	—	728,087	370,473	(59,212)	1,039,348
Technology and content	—	218,175	73,308	71	291,554
General and administrative	—	93,967	52,030	14	146,011
Amortization of intangible assets	—	55,829	34,170	—	89,999
Legal reserves, occupancy tax and other	—	1,974	—	—	1,974
Restructuring and related reorganization charges	—	20,259	9,544	—	29,803
Intercompany (income) expense, net	—	175,689	(175,689)	—	—
Operating income (loss)	—	(138,245)	40,947	—	(97,298)
Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	(82,603)	46,279	—	36,324	—
Other, net	(41,216)	(41,268)	13,896	—	(68,588)
Total other income (loss), net	(123,819)	5,011	13,896	36,324	(68,588)
Income (loss) before income taxes	(123,819)	(133,234)	54,843	36,324	(165,886)
Provision for income taxes	15,230	53,093	(10,969)	—	57,354
Net income (loss)	(108,589)	(80,141)	43,874	36,324	(108,532)
Net income attributable to non-controlling interests	—	—	(57)	—	(57)
Net income (loss) attributable to Expedia, Inc.	$(108,589)	$(80,141)	$43,817	$36,324	$(108,589)
Comprehensive income (loss) attributable to Expedia, Inc.	$(111,062)	$(66,381)	$56,698	$9,683	$(111,062)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$308,943	$4,245,253	$2,093,846	$(1,319,629)	$5,328,413
Investment in subsidiaries	9,522,269	3,507,327	—	(13,029,596)	—
Intangible assets, net	—	1,876,104	510,400	—	2,386,504
Goodwill	—	6,404,707	1,575,175	—	7,979,882
Other assets, net	4,107	1,625,159	357,656	(12,815)	1,974,107
TOTAL ASSETS	$9,835,319	$17,658,550	$4,537,077	$(14,362,040)	$17,668,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,005,328	$7,513,671	$820,201	$(1,319,629)	$8,019,571
Long-term debt	3,170,933	—	—	—	3,170,933
Other liabilities	—	652,321	179,838	(12,815)	819,344
Stockholders’ equity	5,659,058	9,492,558	3,537,038	(13,029,596)	5,659,058
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,835,319	$17,658,550	$4,537,077	$(14,362,040)	$17,668,906
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$293,759	$2,535,711	$1,829,191	$(1,208,410)	$3,450,251
Investment in subsidiaries	9,536,273	3,410,687	—	(12,946,960)	—
Intangible assets, net	—	1,921,519	525,133	—	2,446,652
Goodwill	—	6,392,479	1,549,544	—	7,942,023
Other assets, net	4,107	1,608,218	331,818	(5,523)	1,938,620
TOTAL ASSETS	$9,834,139	$15,868,614	$4,235,686	$(14,160,893)	$15,777,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$981,700	$5,733,755	$620,153	$(1,208,410)	$6,127,198
Long-term debt	3,159,336	—	—	—	3,159,336
Other liabilities	—	629,634	173,798	(5,523)	797,909
Stockholders’ equity	5,693,103	9,505,225	3,441,735	(12,946,960)	5,693,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,834,139	$15,868,614	$4,235,686	$(14,160,893)	$15,777,546

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three months ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$1,585,792	$87,651	$1,673,443
Investing activities:
Capital expenditures, including internal-use software and website development	—	(136,927)	(29,942)	(166,869)
Purchases of investments	—	(679,160)	(101,203)	(780,363)
Sales and maturities of investments	—	6,815	—	6,815
Other, net	—	(9,628)	461	(9,167)
Net cash used in investing activities	—	(818,900)	(130,684)	(949,584)
Financing activities:
Purchases of treasury stock	(45,176)	—	—	(45,176)
Transfers (to) from related parties	35,043	(135,043)	100,000	—
Other, net	10,133	(8,836)	(4,241)	(2,944)
Net provided by (cash used) in financing activities	—	(143,879)	95,759	(48,120)
Effect of exchange rate changes on cash and cash equivalents	—	8,003	22,677	30,680
Net increase in cash and cash equivalents	—	631,016	75,403	706,419
Cash and cash equivalents at beginning of the period	—	425,471	1,371,340	1,796,811
Cash and cash equivalents at end of the period	$—	$1,056,487	$1,446,743	$2,503,230

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three months ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$893,775	$214,548	$1,108,323
Investing activities:
Capital expenditures, including internal-use software and website development	—	(146,189)	(21,389)	(167,578)
Transfers (to) from related parties	—	(99,919)	99,919	—
Sales and maturities of investments	—	8,215	—	8,215
Other, net	—	(2,102)	2,230	128
Net cash provided by (used in) investing activities	—	(239,995)	80,760	(159,235)
Financing activities:
Payment of HomeAway Convertible Notes	—	(400,443)	—	(400,443)
Purchases of treasury stock	(187,022)	—	—	(187,022)
Transfers (to) from related parties	200,725	(55,851)	(144,874)	—
Other, net	(13,703)	(11,783)	—	(25,486)
Net cash provided by financing activities	—	(468,077)	(144,874)	(612,951)
Effect of exchange rate changes on cash and cash equivalents	—	28,539	22,354	50,893
Net increase in cash and cash equivalents	—	214,242	172,788	387,030
Cash and cash equivalents at beginning of period	—	841,696	834,603	1,676,299
Cash and cash equivalents at end of period	$—	$1,055,938	$1,007,391	$2,063,329

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
The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Our portfolio of brands includes Expedia.com®, Hotels.com®, Orbitz Worldwide, Expedia® Affiliate Network (“EAN”), trivago, HomeAway, Egencia®, Travelocity®, Hotwire.com™, Wotif Group, Classic Vacations®, CarRentals.com™, Expedia Local Expert™ and Expedia® CruiseShipCenters®. In addition, many of these brands have related international points of sale, including those as part of AirAsia Expedia™. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Online Travel
Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2016, over 50% of U.S. and European leisure, unmanaged and corporate travel expenditures occurred online. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, are lagging behind that of the United States and Europe, and are estimated to be in the range of 30% to 35%. These penetration rates have increased over the past few years, and are expected to continue growing, which has attracted many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by The Priceline Group), trivago (in which Expedia owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools, the impact of which is currently uncertain. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Players such as Airbnb and HomeAway (which Expedia acquired in December 2015) have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is estimated to account for approximately $100 billion of annual travel spend and expected to continue to grow as a percentage of the global accommodation market. Furthermore, we have seen increased interest in the online travel industry from search engine companies as evidenced by recent innovations including direct booking functionality, as well as licensing deals and proposed and actual acquisitions by companies such as Google. Finally, traditional consumer e-commerce and group buying websites have been expanding their local offerings into the travel market by adding hotel offers to their sites.
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
Lodging
Lodging includes hotel accommodations as well as alternative accommodations primarily made available through HomeAway. As a percentage of our total worldwide revenue in the first quarter of 2017, lodging accounted for 64%. Our room night growth has been healthy, with room nights excluding eLong growing 36% in 2015, 32% in 2016, and 12% for the first quarter of 2017. ADRs for rooms booked on Expedia and HomeAway sites excluding eLong declined 5% in 2015, increased 11% in 2016 due to the acquisition of HomeAway, and increased 2% for the first quarter of 2017.
Hotel. We generate the majority of our revenue through the facilitation of hotel reservations (stand-alone and package bookings). Although our relationships with our hotel supply partners have remained broadly stable in the past few years, as part of the global rollout of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, which has negatively impacted the margin of revenue we earn per booking. In addition, as we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced and expect to continue to reduce our economics in various geographies based on local market conditions. These impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth. Additionally, increased promotional activities such as growing loyalty programs contribute to declines in revenue per room night. Lastly, currency exchange rate fluctuations have had a negative effect on unit economics due to unfavorable book-to-stay as well as translation impacts.
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry have generally increased on a currency-neutral basis in a gradually improving overall travel environment. However, U.S. dollar-denominated ADRs declined in 2015, 2016, and the first quarter of 2017 due to the currency translation impact. Current occupancy rates remain at record highs; however, U.S. hotel supply growth has been accelerating, which may put additional pressure on ADRs. In international markets, hotel supply is being added at a faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. Companies like Airbnb have also added incremental global supply in the alternative accommodations space. In addition, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi. We have had success adding supply to our marketplace with nearly 385,000 properties on our global websites as of March 31, 2017, including certain HomeAway vacation rental properties now available on Expedia.com.
Alternative Accommodations. With our acquisition of HomeAway and all of its brands in December 2015, we have expanded into the fast growing $100 billion alternative accommodations market. HomeAway is a leader in this market and represents an attractive growth opportunity for Expedia. HomeAway has been undergoing a transition from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. In addition, HomeAway rolled out a traveler service fee in the United States and Europe during the first half of 2016, consistent with market practice. The fee is expected to continue to contribute to HomeAway’s revenue growth and help fund marketing investment, programs to better protect travelers and future growth initiatives. Furthermore, HomeAway moved to a single subscription option globally in July 2016. In the first quarter of 2017, HomeAway began integrating Expedia vacation rental properties onto its sites. Combined with HomeAway's existing inventory, there are now nearly 1.4 million online bookable listings available on HomeAway.
Air
Significant airline sector consolidation in the United States in recent years has generally resulted in lower overall capacity and higher fares, which combined with the significant declines in fuel prices led to record levels of profitability for the U.S. air carriers, further strengthening their position. However, in 2015 and 2016 and for the first quarter of 2017, there has been evidence of discounting by the U.S. carriers while currency headwinds and weaker macroeconomic trends put pressure on international results. Ticket prices on Expedia sites excluding eLong declined 11% in 2015, 6% in 2016, and 3% in the first quarter of 2017 as short-haul traffic and low cost carriers grew alongside increasingly competitive airline pricing. We continue to encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew.
Air ticket volumes excluding eLong increased 35% in 2015 and 32% in 2016, primarily due to the acquisition of Orbitz, and 8% in the first quarter of 2017. As a percentage of our total worldwide revenue in the first quarter of 2017, air accounted for 10%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch site, in addition to Expedia Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first quarter of 2017, we generated a total of $257 million of advertising and media revenue representing 12% of our total worldwide revenue, up from $174 million in the first quarter of 2016.
Growth Strategy
Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space for more than two decades. Each Expedia technology platform is operated by a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and help customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched new global platforms for Hotels.com and Brand Expedia, enabling us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. In 2013, Expedia signed an agreement to power the technology, supply and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. The shift of Travelocity-branded sites to the Expedia technology platform was successfully completed over the course of 2014. In November 2014, Expedia completed the acquisition of Wotif Group and subsequently converted the Wotif.com site to the Expedia platform. In January 2015, we acquired the Travelocity brand and other associated assets from Sabre. The strategic marketing and other related agreements previously entered into were terminated. In September 2015, Expedia completed the acquisition of Orbitz Worldwide, including all of its brands. The migration of the Orbitz.com, CheapTickets.com and ebookers sites to the Expedia technology platform was completed in the first half of 2016, and Orbitz for Business customers were migrated to the Egencia technology platform as of July 2016. In

December 2015, Expedia completed the acquisition of HomeAway, Inc., including all of its brands. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers. In addition, while we aim to drive the top-line growth in our global brands, we are managing our regional brands, such as Travelocity, Orbitz.com, Wotif.com, ebookers and CheapTickets.com, with a greater focus on profitability.
Global Expansion. Our Expedia, Hotels.com, Egencia, and EAN brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations in Europe and Wotif Group has a leading portfolio of travel brands, including Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.com.nz and travel.com.au. Egencia, our corporate travel business, operates in over 65 countries around the world and continues to expand. The HomeAway portfolio has over 50 vacation rental sites all around the world. We own a majority share of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. trivago continues to operate independently and rapidly grow revenue through global expansion, including aggressive expansion in new countries. In December 2016, trivago successfully completed its IPO and trades on the Nasdaq Global Select Market under the symbol "TRVG." In addition, we have commercial agreements in place with Ctrip and eLong in China, as well as Decolar.com, Inc. in Latin America. In the first quarter of 2017, approximately 36% of our worldwide gross bookings and 43% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating more than two-thirds of our revenue through businesses and points of sale outside of the United States.
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
New Channel Penetration. Technological innovations and developments continue to create new opportunities for travel bookings made through mobile devices, in addition to more traditional methods like desktop and laptop computers. In the past few years, each of our brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends, and some of our brands now see more traffic via mobile devices than via traditional desktops. Mobile bookings via smartphones continue to present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we had historically experienced via more traditional online booking methods. In addition, we are seeing increasing cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the first quarter of 2017, nearly one in three Expedia, Inc. transactions were booked globally on a mobile device.
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
For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Occupancy and Other Taxes
Legal Proceedings. We are currently involved in eighteen lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.
Recent developments include:

•	City of Chicago Litigation. On April 25, 2017, the parties reached a settlement in principle.

•
Nassau County, New York Litigation. On March 22, 2017, the court granted the defendant online travel companies’ motion for summary judgment against intervening plaintiffs Chautauqua, Erie, Orange, Oswego, Rensselaer, Saratoga, Steuben and Westchester Counties and the City of Saratoga Springs.

•
State of Louisiana/City of New Orleans Litigation. On March 6, 2017, the court denied the defendant online travel companies’ motion for judgment on the pleadings with respect to plaintiffs’ non-tax claims. On April 5, 2017, defendants filed an application for supervisory writ to the Louisiana Court of Appeals seeking to reverse the trial court's denial of the motion.

•
Portland, Oregon HomeAway Litigation. On March 10, 2017, the federal district court granted in part and denied in part HomeAway’s motion to dismiss the City of Portland’s amended complaint. On March 20, 2017, the court granted in part and denied in part HomeAway’s motion for a preliminary injunction.

•
Indiana State Sales Tax and County Innkeeper Tax Assessments. On March 7, 2017, the Tax Court entered orders dismissing the cases against Travelscape, Hotels.com and Hotwire, thereby ending the matter.

•
Denver, Colorado Litigation. On April 24, 2017, the Colorado Supreme Court, in a 3-1-3 split opinion, reversed the Court of Appeals and found that Denver’s tax applied to the online travel companies and their compensation.  The case has been remanded for further proceedings.

•	State of Maine Litigation. The online travel companies reached a final settlement with the State of Maine and the parties have filed stipulations of dismissal, thereby ending the case.
For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $90 million as of March 31, 2017, and $71 million as of December 31, 2016.

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
If we prevail in the litigation for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity. For additional information, including significant pay-to-play payments made by Expedia companies, see Note 9 – Commitments and Contingencies - Legal Proceedings - Pay-to-Play in the notes to the consolidated financial statements.
Legislation. Certain jurisdictions, including the states of New York, North Carolina, Minnesota, Oregon, Rhode Island, and Maryland, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to a number of jurisdictions, including to the states of New York, South Carolina, North Carolina, Minnesota, Georgia, Wyoming, Oregon, Rhode Island, Montana, Maryland and Kentucky, the District of Columbia and the city of New York, as well as certain other county and local jurisdictions.
Segments
We have four reportable segments: Core Online Travel Agencies (“Core OTA”), trivago, Egencia and HomeAway. Our Core OTA segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Orbitz.com, EAN, Hotwire.com, Travelocity, Wotif Group, CarRentals.com, and Classic Vacations. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment provides managed travel services to corporate customers worldwide. Our HomeAway segment operates an online marketplace for the vacation rental industry.
Operating Metrics
Our operating results are affected by certain metrics, such as gross bookings and revenue margin, which we believe are necessary for understanding and evaluating us. Gross bookings generally represent the total retail value of transactions booked for agency, merchant and HomeAway transactions, recorded at the time of booking reflecting the total price due for travel by travelers, including taxes, fees and other charges, and are reduced for cancellations and refunds. As travelers have increased their use of the internet to book travel arrangements, we have generally seen our gross bookings increase, reflecting the growth in the online travel industry, our organic market share gains and our business acquisitions. Revenue margin is defined as revenue as a percentage of gross bookings.

Gross Bookings and Revenue Margin

	Three months ended March 31,
	2017	2016	% Change
	($ in millions)
Gross Bookings
Core OTA	$19,109	$17,226	11%
trivago(1)	—	—	N/A
Egencia	1,804	1,656	9%
HomeAway(2)	2,697	1,817	48%
Total gross bookings	$23,610	$20,699	14%

Revenue Margin
Core OTA	8.9%	8.9%
trivago(1)	N/A	N/A
Egencia	6.8%	6.6%
HomeAway(2)	6.9%	7.8%
Total revenue margin	9.3%	9.2%
 ____________________________

(1)
trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.

(2)
In the first quarter of 2017, we began reporting HomeAway gross bookings along with the historical comparable information. HomeAway gross bookings include on-platform transactions from all HomeAway brands, with the exception of BedandBreakfast.com and TopRural (which, if included would collectively add less then an estimated 2% to gross bookings). On-platform gross bookings for Stayz, Bookabach and Travelmob (which collectively represent less than 10% of total on-platform transactions) represent our best estimates.

The increase in worldwide gross bookings for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily driven by growth in the Core OTA segment, including growth at Brand Expedia, Hotels.com and EAN, as well as HomeAway.
The increase in revenue margin for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the growth in advertising and media revenue, partially offset by lower HomeAway revenue margins.
Results of Operations
Revenue

	Three months ended March 31,
	2017	2016	% Change
	($ in millions)
Revenue by Segment
Core OTA	$1,700	$1,540	10%
trivago (Third-party revenue)	181	112	62%
Egencia	123	110	12%
HomeAway	185	142	30%
Total revenue	$2,189	$1,904	15%
Revenue increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily driven by growth in the Core OTA segment, including growth at Brand Expedia, Hotels.com and EAN, as well as growth at trivago.

Lodging revenue, which includes hotel and HomeAway revenue, increased 12% for the three months ended March 31, 2017, compared to the same period in 2016. The increase was primarily due to a 12% increase in room nights stayed driven by growth at Brand Expedia, Hotels.com, EAN and HomeAway.
Worldwide air revenue increased 4% for the three months ended March 31, 2017, compared to the same period in 2016, due to an 8% increase in air tickets sold, partially offset by a 4% decline in revenue per ticket.
The remaining worldwide revenue, other than lodging and air discussed above, which includes advertising and media, car rental, destination services and fee revenue related to our corporate travel business, increased by 27% for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to strong growth in advertising and media revenue as well as growth in our travel insurance and car rental products.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended March 31,
	2017	2016	% Change
	($ in millions)
Revenue by Business Model
Merchant	$1,176	$1,065	10%
Agency	571	523	9%
Advertising and media(1)	257	174	47%
HomeAway	185	142	30%
Total revenue	$2,189	$1,904	15%
 ____________________________

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.
Merchant revenue increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.
Agency revenue increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to the growth in agency hotel and agency air.
Advertising and media revenue increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to continued growth in revenue at trivago and Expedia Media Solutions.
HomeAway revenue increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to growth in transactional revenue of 171% driven by a benefit from the traveler service fee, partially offset by lower subscription revenue of 25%.
Cost of Revenue

	Three months ended March 31,
	2017	2016	% Change
	($ in millions)
Customer operations	$185	$180	3%
Credit card processing	127	134	(5)%
Data center, cloud and other	110	89	24%
Total cost of revenue	$422	$403	5%
% of revenue	19.3%	21.1%
Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, fraud and chargebacks, and (3) other costs, primarily including data center and cloud costs to support our websites, supplier operations, destination supply and stock-based compensation.
During the three months ended March 31, 2017, the increase in cost of revenue expense as compared to the same period in 2016 was driven by $21 million of higher data center, cloud and other costs, including $9 million of cloud expenses and $8 million related to an increase in data center related depreciation expense.

Selling and Marketing

	Three months ended March 31,
	2017	2016	% Change
	($ in millions)
Direct costs	$1,053	$841	25%
Indirect costs	217	199	9%
Total selling and marketing	$1,270	$1,039	22%
% of revenue	58.0%	54.6%
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
Selling and marketing expenses increased $231 million during the three months ended March 31, 2017, compared to the same period in 2016, driven by increases of $212 million of direct costs, including online and offline marketing expenses. trivago, Brand Expedia, Hotels.com and HomeAway accounted for the majority of the total direct cost increases. In addition, higher indirect costs of $18 million also contributed to the increase and were driven by growth in personnel.

Technology and Content

	Three months ended March 31,
	2017	2016	% Change
	($ in millions)
Personnel and overhead	$157	$156	1%
Depreciation and amortization of technology assets	103	80	29%
Other	62	56	11%
Total technology and content	$322	$292	10%
% of revenue	14.7%	15.3%
Technology and content expense includes product development and content expense, as well as information technology costs to support our infrastructure, back-office applications and overall monitoring and security of our networks, and is principally comprised of personnel and overhead, depreciation and amortization of technology assets including hardware, and purchased and internally developed software, and other costs including cloud expense, licensing and maintenance expense and stock-based compensation.
Technology and content expense increased $30 million during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to increased depreciation and amortization of technology assets of $23 million.
General and Administrative

	Three months ended March 31,
	2017	2016	% Change
	($ in millions)
Personnel and overhead	$100	$98	3%
Professional fees and other	58	48	19%
Total general and administrative	$158	$146	8%
% of revenue	7.2%	7.7%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.

General and administrative expense increased $12 million during the three months ended March 31, 2017, compared to the same period in 2016, due primarily to higher professional fees and other.

Amortization of Intangible Assets

	Three months ended March 31,
	2017	2016	% Change
	($ in millions)
Amortization of intangible assets	$67	$90	(26)%
% of revenue	3.0%	4.7%
Amortization of intangible assets decreased $23 million during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to the completion of amortization of certain intangible assets.
Legal Reserves, Occupancy Tax and Other
Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
Legal reserves, occupancy tax and other were $21 million and $2 million for the three months ended March 31, 2017 and 2016.
Restructuring and Related Reorganization Charges

	Three months ended March 31,
	2017	2016	% Change
	($ in millions)
Restructuring and related reorganization charges	$2	$30	(94)%
% of revenue	0.1%	1.6%
In connection with the migration of technology platforms and centralization of technology, supply and other operations, primarily related to previously disclosed acquisitions, we recognized $2 million in restructuring and related reorganization charges during the three months ended March 31, 2017 compared to $30 million during the three months ended March 31, 2016. Based on current plans, which are subject to change, we expect to incur approximately $15 million to $20 million in 2017 related to these integrations and estimates do not include any possible future acquisition integrations.
Operating Loss

	Three months ended March 31,
	2017	2016	% Change
	($ in millions)
Operating loss	$(73)	$(97)	25%
% of revenue	(3.3)%	(5.1)%
Operating loss decreased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to the growth in revenue, lower restructuring and related reorganization charges as well as lower amortization of intangible assets in the current period, partially offset by growth in selling and marketing expense in excess of revenue growth.

Interest Income and Expense

	Three months ended March 31,
	2017	2016	% Change
	($ in millions)
Interest income	$6	$4	75%
Interest expense	(43)	(44)	(2)%

Interest income increased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to higher average cash balances and to a lesser extent higher rates of return. Interest expense was consistent period over period.
Other, Net
Other, net is comprised of the following:

	Three months ended March 31,
	2017	2016
	($ in millions)
Foreign exchange rate losses, net	$(20)	$(19)
Other	(2)	(9)
Total other, net	$(22)	$(28)
Provision for Income Taxes

	Three months ended March 31,
	2017	2016	% Change
	($ in millions)
Provision for income taxes	$(47)	$(57)	(19)%
Effective tax rate	35.6%	34.6%
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items.
For the three months ended March 31, 2017 and 2016, we recorded a 35.6% and 34.6% tax rate benefit on pre-tax losses, which was relatively consistent between periods.
We are subject to taxation in the United States and various other state and foreign jurisdictions. We are under examination by the Internal Revenue Service ("IRS") for our 2009 through 2013 tax years. Our 2014 and subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. During first quarter of 2017, the IRS issued proposed adjustments relating to transfer pricing with our foreign subsidiaries for our 2009 to 2010 audit cycle. The proposed adjustments would increase our U.S. taxable income by $105 million, which would result in federal tax expense of approximately $37 million, subject to interest. We do not agree with the position of the IRS and will formally protest the IRS position.
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $3.4 billion and $1.9 billion at March 31, 2017 and December 31, 2016, including $1.3 billion and $1.1 billion of cash and short-term investment balances held in wholly-owned foreign subsidiaries, (which includes $927 million and $737 million related to earnings indefinitely invested outside the United States) as well as $310 million and $313 million held in majority-owned subsidiaries, which is also indefinitely invested outside the United States; and our $1.5 billion revolving credit facility, which is essentially untapped and expires in February 2021. The revolving credit facility bears interest based on the Company’s credit ratings with the applicable interest rate on drawn amounts at LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of March 31, 2017.

Our credit ratings are periodically reviewed by rating agencies. As of March 31, 2017, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.
As of March 31, 2017, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $500 million in registered senior unsecured notes due in August 2018 that bear interest at 7.456%, $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%, Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5% and $750 million of senior unsecured notes due in February 2026 that bear interest at 5.0%.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital related to merchant hotel transactions will positively impact operating cash flows. However, we are using both the merchant model and the agency model in many of our markets. If the merchant hotel model declines relative to our other business models that generally consume working capital such as agency hotel, managed corporate travel, advertising or certain Expedia Affiliate Network relationships, or if there are changes to the merchant model, supplier payment terms, or booking patterns that compress the time period between our receipt of cash from travelers and our payment to suppliers, such as with mobile bookings via smartphones, our overall working capital benefits could be reduced, eliminated or even reversed. Our future working capital benefits could also be impacted by HomeAway's continued shift to more of a transactional model from a subscription model.
As our ETP program continues to expand, and depending on relative traveler and supplier adoption rates and customer payment preferences, among other things, the scaling up of ETP has and will continue to negatively impact near term working capital cash balances, cash flow, relative liquidity during the transition, and hotel revenue margins.
Seasonal fluctuations in our merchant hotel bookings affect the timing of our annual cash flows. During the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses and cash flows are typically negative. While we expect the impact of seasonal fluctuations to continue, merchant hotel growth rates, changes to the model or booking patterns, changes in the relative mix of merchant hotel transactions compared with transactions in our working capital consuming businesses, including ETP, as well as the transformation of the HomeAway vacation rental listing business, may counteract or intensify the anticipated seasonal fluctuations.
As of March 31, 2017, we had a deficit in our working capital of $2.7 billion, which is consistent with the deficit of $2.7 billion as of December 31, 2016.
We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, we began our expansion into the cloud computing environment. While we expect our cloud computing expenses to increase significantly over the next few years they are expected to result in lower overall capital expenditures related to our data centers over time. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Excluding capital expenditures associated with the build out of our new corporate headquarters, we expect total capital expenditures for full year 2017 to decline slightly over 2016 spending levels. Our current estimates for the new headquarters total approximately $650 million, of which approximately $30 million was spent in 2016 and less than $100 million will be spent in 2017. The remainder will be split roughly evenly between 2018 and 2019.

Our cash flows are as follows:

	Three months ended March 31,
	2017	2016	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$1,673	$1,108	$565
Investing activities	(950)	(159)	(791)
Financing activities	(48)	(613)	565
Effect of foreign exchange rate changes on cash and cash equivalents	31	51	(20)
For the three months ended March 31, 2017, net cash provided by operating activities increased by $565 million primarily due to an increased benefits from working capital changes driven mostly from a change in deferred merchant bookings.
For the three months ended March 31, 2017, cash used in investing activities increased by $791 million primarily due to higher net purchases of investments of $782 million.
For the three months ended March 31, 2017, cash used in financing activities primarily included cash paid to acquire shares of $45 million, including the repurchased shares under the authorizations discussed below, and a $42 million cash dividend payment, partially offset by $58 million of proceeds from the exercise of options and employee stock purchase plans. For the three months ended March 31, 2016, cash used in financing activities primarily included the repayment of $400 million of HomeAway Convertible Notes, cash paid to acquire shares of $187 million and a $36 million cash dividend payment, partially offset by $26 million of proceeds from the exercise of options and employee stock purchase plans.
In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. During the three months ended March 31, 2017 and 2016, we repurchased, through open market transactions, 0.3 million and 1.7 million shares under these authorization for a total cost of $39 million and $183 million, excluding transaction costs. As of March 31, 2017, 6.9 million shares remain authorized for repurchase under this authorization with no fixed termination date for the repurchases. Subsequent to March 31, 2017, we repurchased an additional 0.1 million shares for a total cost of $14 million, excluding transaction costs, representing an average price of $127.90 per share.
During the three months ended March 31, 2017 and 2016, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
February 7, 2017	$0.28	March 9, 2017	$42,247	March 30, 2017
February 8, 2016	0.24	March 10, 2016	36,174	March 30, 2016
In addition, in April 2017, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.28 per share of outstanding common stock payable on June 15, 2017 to stockholders of record as of the close of business on May 25, 2017. Future declarations of dividends are subject to final determination by our Board of Directors.
The effect of foreign exchange on our cash balances denominated in foreign currency for the three months ended March 31, 2017, compared to the same period in 2016, showed a net change of $(20) million reflecting lower appreciations in foreign currencies in the current year period compared to the prior year period.
In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2016. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of March 31, 2017 or December 31, 2016.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There has been no material changes in our market risk during the three months ended March 31, 2017. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2016. The following are developments regarding such legal proceedings:

Litigation Relating to Occupancy and Other Taxes
Actions Filed by Individual States, Cities and Counties
City of Chicago Litigation. On April 25, 2017, the parties reached a settlement in principle.
City of San Antonio, Texas Litigation. On February 16, 2017, the district court referred the plaintiffs’ request for attorneys’ fees and costs to a magistrate judge for review and recommendation. On April 10, 2017, the defendant online travel companies filed a motion to stay further proceedings pending resolution of their substantive appeal to the United States Fifth Circuit Court of Appeals. On April 17, 2017, the magistrate judge issued a report and recommendation as to attorneys' fees. On April 20, 2017, the district court stayed further proceedings on plaintiff's fee petition pending resolution of the parties' appeal to the Fifth Circuit Court of Appeals.
Nassau County, New York Litigation. On March 22, 2017, the court granted the defendant online travel companies’ motion for summary judgment against intervening plaintiffs Chautauqua, Erie, Orange, Oswego, Rensselaer, Saratoga, Steuben and Westchester Counties and the City of Saratoga Springs.
State of Louisiana/City of New Orleans Litigation. On March 6, 2017, the court denied the defendant online travel companies’ motion for judgment on the pleadings with respect to plaintiffs’ non-tax claims. On April 5, 2017, defendants filed an application for supervisory writ to the Louisiana Court of Appeals seeking to reverse the trial court's denial of the motion.
Portland, Oregon Litigation. On March 10, 2017, the federal district court granted in part and denied in part HomeAway’s motion to dismiss the City of Portland’s amended complaint. On March 20, 2017, the court granted in part and denied in part HomeAway’s motion for a preliminary injunction.
Actions Filed by Expedia
Indiana State Sales Tax and County Innkeeper Tax Assessments. On March 7, 2017, the Tax Court entered orders dismissing the cases against Travelscape, Hotels.com and Hotwire, thereby ending the matter.
Denver, Colorado Litigation. On April 24, 2017, the Colorado Supreme Court, in a 3-1-3 split opinion, reversed the Court of Appeals and found that Denver’s tax applied to the online travel companies and their compensation.  The case has been remanded for further proceedings.
State of Maine Litigation. The online travel companies reached a final settlement with the State of Maine, and the parties have filed stipulations of dismissal, thereby ending the case.
Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Buckeye Tree Lodge and 2020 O Street Corporation Lawsuits. On March 7, 2017, a related putative class action was filed in the same court as the Buckeye Tree Lodge lawsuit, 2020 O Street Corporation, Inc. v. Expedia, Inc., et al., Case No. 3:17-cv-01186-JSC, asserting Lanham Act claims, and claims for unfair competition, unjust enrichment and restitution. The court determined that the case was related to the earlier filed Buckeye Tree Lodge case, and therefore assigned the matter to the same judge.
Israeli Putative Class Action Lawsuit. On March 15, 2017, Hotels.com filed an application with the court challenging service of process.
Cases Against HomeAway.com, Inc. On March 10, 2017, HomeAway filed a motion to dismiss the complaint in the Arnold case.
Other Legal Proceedings
HRC of San Francisco, California Litigation. Oral argument on HRC’s appeal to the California Court of Appeals has been set for April 27, 2017.

Part II. Item 1. Legal Proceedings

Santa Monica, California Litigation. The city passed an amended ordinance that took effect on February 23, 2017. The city has agreed to stay enforcement of the amended ordinance pending the disposition of the HRC of San Francisco, California Litigation.
Ryanair Lawsuit.  On or about February 15, 2017, Ryanair D.A.C. filed a lawsuit against Expedia, Inc. in the Irish High Court. The case involves claims over alleged selling of flights using data from Ryanair’s website.  Ryanair D.A.C. v. Expedia, Inc. (Case No. 2017/11 IA).

Competition Reviews, Litigation and Legislation Regarding Parity Clauses
For a discussion of certain matters related to competition review and legislation regarding parity clauses, see Note 9 – Commitments and Contingencies - Legal Proceedings - Matters Relating to Competition Reviews and Legislation Relating to Parity Clauses in the notes to consolidated financial statements.

Part II. Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
During 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. A summary of the repurchase activity for the first quarter of 2017 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
January 1-31, 2017	263	$113.42	263	6,998
February 1-28, 2017	—	—	—	6,998
March 1-31, 2017	73	127.67	73	6,925
Total	336		336

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
10.1
Third Amendment, dated as of April 25, 2017, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

April 27, 2017	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer