Form 10-Q
period 2017-06-30
Expedia, Inc.
filed 2017-07-28
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 14, 2017 was:

Common stock, $0.0001 par value per share	138,836,588	shares
Class B common stock, $0.0001 par value per share	12,799,999	shares

Expedia, Inc.
Form 10-Q
For the Quarter Ended June 30, 2017

Part I. Item 1. Consolidated Financial Statements
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenue	$2,586,052	$2,195,869	$4,774,788	$4,099,830
Costs and expenses:
Cost of revenue (1)	439,007	406,380	860,694	808,950
Selling and marketing (1)	1,443,407	1,154,993	2,713,467	2,194,341
Technology and content (1)	342,530	317,921	664,570	609,475
General and administrative (1)	178,952	192,555	337,105	338,566
Amortization of intangible assets	66,279	84,181	132,955	174,180
Legal reserves, occupancy tax and other	3,401	4,344	24,455	6,318
Restructuring and related reorganization charges (1)	9,708	9,833	11,607	39,636
Operating income (loss)	102,768	25,662	29,935	(71,636)
Other income (expense):
Interest income	9,262	4,955	15,521	8,522
Interest expense	(42,661)	(42,939)	(85,638)	(86,899)
Other, net	(12,687)	127	(34,391)	(28,068)
Total other expense, net	(46,086)	(37,857)	(104,508)	(106,445)
Income (loss) before income taxes	56,682	(12,195)	(74,573)	(178,081)
Provision for income taxes	(3,012)	18,202	43,704	75,556
Net income (loss)	53,670	6,007	(30,869)	(102,525)
Net loss attributable to non-controlling interests	3,019	25,642	1,436	25,585
Net income (loss) attributable to Expedia, Inc.	$56,689	$31,649	$(29,433)	$(76,940)

Earnings (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.37	$0.21	$(0.19)	$(0.51)
Diluted	0.36	0.21	(0.19)	(0.51)
Shares used in computing earnings (loss) per share:
Basic	151,582	149,552	151,060	150,332
Diluted	157,033	153,532	151,060	150,332

Dividends declared per common share	$0.28	$0.24	$0.56	$0.48
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$2,727	$2,884	$5,566	$5,292
Selling and marketing	10,363	25,454	21,094	32,496
Technology and content	14,599	28,820	27,637	39,441
General and administrative	22,413	42,803	43,016	60,467
Restructuring and related reorganization charges	—	470	—	11,643
See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$53,670	$6,007	$(30,869)	$(102,525)
Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax(1)	89,452	(15,959)	124,128	(9,305)
Unrealized gains (losses) on available for sale securities, net of tax(2)	(7)	26	(3)	500
Other comprehensive income (loss), net of tax	89,445	(15,933)	124,125	(8,805)
Comprehensive income (loss)	143,115	(9,926)	93,256	(111,330)
Less: Comprehensive income (loss) attributable to non-controlling interests	23,353	(29,376)	30,630	(19,718)
Comprehensive income (loss) attributable to Expedia, Inc.	$119,762	$19,450	$62,626	$(91,612)

(1)
Currency translation adjustments include a tax benefit of $18 million and $22 million associated with net investment hedges for the three and six months ended June 30, 2017 and tax expense of $5 million and tax benefit of $5 million for the three and six months ended June 30, 2016.

(2)	Net gains (losses) recognized and reclassified during the three and six months ended June 30, 2017 and 2016 were immaterial.
See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,874,823	$1,796,811
Restricted cash and cash equivalents	47,079	18,733
Short-term investments	906,339	72,313
Accounts receivable, net of allowance of $27,657 and $25,278	1,809,618	1,343,247
Income taxes receivable	145,000	19,402
Prepaid expenses and other current assets	243,702	199,745
Total current assets	6,026,561	3,450,251
Property and equipment, net	1,479,059	1,394,904
Long-term investments and other assets	538,435	520,058
Deferred income taxes	32,012	23,658
Intangible assets, net	2,390,465	2,446,652
Goodwill	8,156,716	7,942,023
TOTAL ASSETS	$18,623,248	$15,777,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,714,800	$1,509,313
Accounts payable, other	801,026	577,012
Deferred merchant bookings	4,655,335	2,617,791
Deferred revenue	393,964	282,517
Income taxes payable	18,144	49,739
Accrued expenses and other current liabilities	1,161,233	1,090,826
Total current liabilities	8,744,502	6,127,198
Long-term debt	3,220,946	3,159,336
Deferred income taxes	466,237	484,970
Other long-term liabilities	369,447	312,939
Commitments and contingencies
Stockholders’ equity:
Common stock $.0001 par value	23	22
Authorized shares: 1,600,000
Shares issued: 226,900 and 224,310
Shares outstanding: 138,949 and 137,232
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	9,024,459	8,794,298
Treasury stock - Common stock, at cost	(4,624,982)	(4,510,655)
Shares: 87,950 and 87,077
Retained earnings	14,916	129,034
Accumulated other comprehensive income (loss)	(188,340)	(280,399)
Total Expedia, Inc. stockholders’ equity	4,226,077	4,132,301
Non-redeemable non-controlling interests	1,596,039	1,560,802
Total stockholders’ equity	5,822,116	5,693,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,623,248	$15,777,546
See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016
Operating activities:
Net loss	$(30,869)	$(102,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	292,600	221,278
Amortization of stock-based compensation	97,313	149,339
Amortization of intangible assets	132,955	174,180
Deferred income taxes	2,278	24,107
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	(57,888)	(23,916)
Realized (gain) loss on foreign currency forwards	(7,218)	19,081
Other	(9,398)	(8,415)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(434,412)	(367,188)
Prepaid expenses and other assets	(69,101)	(57,052)
Accounts payable, merchant	197,346	126,056
Accounts payable, other, accrued expenses and other current liabilities	278,800	154,368
Tax payable/receivable, net	(157,881)	(190,948)
Deferred merchant bookings	2,029,942	1,511,578
Deferred revenue	101,173	96,154
Net cash provided by operating activities	2,365,640	1,726,097
Investing activities:
Capital expenditures, including internal-use software and website development	(356,892)	(379,981)
Purchases of investments	(991,371)	(20,446)
Sales and maturities of investments	175,319	22,758
Net settlement of foreign currency forwards	7,218	(19,081)
Acquisitions, net of cash acquired	(138,215)	—
Other, net	—	2,222
Net cash used in investing activities	(1,303,941)	(394,528)
Financing activities:
Payment of HomeAway Convertible Notes	—	(400,443)
Purchases of treasury stock	(114,327)	(328,311)
Payment of dividends to stockholders	(84,685)	(71,947)
Proceeds from exercise of equity awards and employee stock purchase plan	136,979	69,777
Other, net	(18,605)	(17,565)
Net cash used in financing activities	(80,638)	(748,489)
Effect of exchange rate changes on cash and cash equivalents	96,951	37,145
Net increase in cash and cash equivalents	1,078,012	620,225
Cash and cash equivalents at beginning of period	1,796,811	1,676,299
Cash and cash equivalents at end of period	$2,874,823	$2,296,524
Supplemental cash flow information
Cash paid for interest	$90,425	$72,814
Income tax payments, net	107,480	89,972
See accompanying notes.

Notes to Consolidated Financial Statements
June 30, 2017
(Unaudited)
Note 1 – Basis of Presentation
Description of Business
Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, Hotels.com®, Hotwire.comTM, Travelocity®, Expedia® Affiliate Network, Classic Vacations®, Expedia Local Expert®, Expedia® CruiseShipCenters®, CarRentals.comTM, Wotif Group, Orbitz®, CheapTickets®, ebookers®, SilverRail Technologies, Inc., Egencia®, trivago®, and HomeAway®. In addition, many of these brands have related international points of sale, including those as part of AirAsia-Expedia. We refer to Expedia, Inc. and its subsidiaries collectively as “Expedia,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
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
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, previously filed with the Securities and Exchange Commission. Upon closing of its initial public offering on December 16, 2016, trivago became a separately listed company on the Nasdaq Global Select Market and, therefore is subject to its own reporting and filing requirements, which could result in possible differences that are not expected to be material to Expedia, Inc.
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
Seasonality
We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as we aggressively market during the busy booking period

Notes to Consolidated Financial Statements – (Continued)

for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations, advertising business or a change in our product mix, including the assimilation and growth of HomeAway, may influence the typical trend of the seasonality in the future. We expect that as HomeAway continues its shift to more of a transaction-based business model for vacation rental listings its seasonal trends may be somewhat more pronounced than our other traditional leisure businesses.
Note 2 – Summary of Significant Accounting Policies
Recent Accounting Policies Not Yet Adopted
In May 2014, the Financial Accounting Standard's Board ("FASB") issued an Accounting Standards Update ("ASU") amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an ASU deferring the effective date of the revenue standard so it would be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption prohibited before December 15, 2016. In addition, the FASB has also issued several amendments to the standard which clarify certain aspects of the guidance, including principal versus agent considerations and identifying performance obligations.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective). We currently anticipate adopting the new guidance effective January 1, 2018 using the modified retrospective method, however, this decision is not final and is subject to the completion of our analysis of the guidance.
While we are evaluating the full impact of the new standard on our consolidated financial statements, we have determined the new guidance will not change our previous conclusions on net presentation. We have also determined that the standard will impact our loyalty program accounting as we will no longer be allowed to use the incremental cost method when recording the financial impact of rewards earned in conjunction with our traveler loyalty programs. Instead, we will be required to re-value our liability using a relative fair value approach, which is anticipated to result in a cumulative-effect adjustment to opening retained earnings, with an insignificant change to revenue on a go-forward basis. In addition to the changes in our loyalty program accounting, the new guidance will likely result in insignificant changes in the timing and classification of certain other revenue streams.
Through the date of adoption, we will continue to update our assessment of the effect that the new revenue guidance will have on our consolidated financial statements, and will disclose further material effects, if any, when known.
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
Note 3 – Acquisitions and Other Investments
On June 23, 2017, we completed our acquisition of a majority stake in a leading rail technology distributor for total consideration of $148 million, which included cash paid of $138 million. The acquisition enables us to play a more active role in bringing rail supply online, while working closely with rail carriers. As a result of the acquisition, we acquired net assets of $15 million, including redeemable non-controlling interest of $8 million, as well as recorded $100 million of goodwill, $47 million of intangible assets with definite lives with a weighted average amortization of 5.7 years and a deferred tax liability of $14 million. The redeemable non-controlling interest was recorded in other long-term liabilities in our consolidated balance sheet. The goodwill recorded is not expected to be deductible for tax purposes. The purchase price allocation was based on a preliminary valuation of the assets acquired and liabilities assumed and is subject to revision. The results of operations were immaterial from the transaction close date through June 30, 2017. Pro forma results have not been presented as such pro forma financial information would not be materially different from historical results.
Subsequent Event
On July 27, 2017, we announced that Expedia and Traveloka Holding Limited ("Traveloka"), a Southeast Asian online travel company, have expanded our partnership to include deeper cooperation on hotel supply and that we made a $350 million cost investment in Traveloka.

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$90,863	$90,863	$—
Time deposits	741,682	—	741,682
Restricted cash:
Time deposits	2,362	—	2,362
Investments:
Time deposits	857,285	—	857,285
Corporate debt securities	55,754	—	55,754
Total assets	$1,747,946	$90,863	$1,657,083

Liabilities
Derivatives:
Foreign currency forward contracts	$2,532	$—	$2,532
Financial assets measured at fair value on a recurring basis as of December 31, 2016 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$113,955	$113,955	$—
Time deposits	299,585	—	299,585
Investments:
Time deposits	24,576	—	24,576
Corporate debt securities	64,227	—	64,227
Total assets	$502,343	$113,955	$388,388

Liabilities
Derivatives:
Foreign currency forward contracts	$4,402	$—	$4,402
We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of June 30, 2017 and December 31, 2016, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.
We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of June 30, 2017, we had $49 million of short-term and $7 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses both of less than $1 million. As of December 31, 2016, we had $48 million of short-term and $16 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.
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

Notes to Consolidated Financial Statements – (Continued)

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of June 30, 2017, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $2.4 billion. We had a net forward liability of $3 million and $4 million recorded in accrued expenses and other current liabilities as of June 30, 2017 and December 31, 2016. We recorded $14 million and $(20) million in net gains (losses) from foreign currency forward contracts during the three months ended June 30, 2017 and 2016 as well as $9 million and $(48) million in net gains (losses) during the six months ended June 30, 2017 and 2016.
Assets Measured at Fair Value on a Non-recurring Basis
Our non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.
Cost Method Investments. As of both June 30, 2017 and December 31, 2016, the carrying values of our investments accounted for under the cost method totaled $323 million. We periodically evaluate the recoverability of each investment and record a write-down to fair value if a decline in value is determined to be other-than-temporary. During the three and six months ended June 30, 2017, we recorded a $5 million and $6 million other-than-temporary impairment related to cost method investments. The remaining fair value of the impaired investments was approximately $10 million as of June 30, 2017. During the six months ended June 30, 2016, we recorded a $7 million other-than-temporary impairment related to a cost method investment.
Note 5 – Debt
The following table sets forth our outstanding debt:

	June 30, 2017	December 31, 2016
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020	747,424	747,020
2.5% (€650 million) senior notes due 2022	737,880	677,503
4.5% senior notes due 2024	494,814	494,472
5.0% senior notes due 2026	740,828	740,341
Long-term debt(1)	$3,220,946	$3,159,336

(1)	Net of applicable discounts and debt issuance costs.
Long-term Debt
Our $500 million in registered senior unsecured notes outstanding at June 30, 2017 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our $750 million in registered senior unsecured notes outstanding at June 30, 2017 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our Euro 650 million in registered senior unsecured notes outstanding at June 30, 2017 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we

Notes to Consolidated Financial Statements – (Continued)

may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.
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
Our $500 million in registered senior unsecured notes outstanding at June 30, 2017 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $750 million in registered senior unsecured notes outstanding at June 30, 2017 are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
The 7.456%, 5.95%, 4.5%, 2.5% and 5.0% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. For further information, see Note 12 – Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $55 million and $63 million as of June 30, 2017 and December 31, 2016. The 5.95%, 4.5%, 2.5% and 5.0% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.
The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	June 30, 2017	December 31, 2016
	(In thousands)
7.456% senior notes due 2018	$530,000	$541,000
5.95% senior notes due 2020	823,000	823,000
2.5% (€650 million) senior notes due 2022 (1)	788,000	718,000
4.5% senior notes due 2024	527,000	511,000
5.0% senior notes due 2026	821,000	782,000

(1)	Approximately 689 million Euro as of June 30, 2017 and 682 million Euro as of December 31, 2016.
Credit Facility
Expedia, Inc. maintains a $1.5 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in February 2021. As of June 30, 2017 and December 31, 2016, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of June 30, 2017. The facility contains covenants including maximum leverage and minimum interest coverage ratios.
The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As June 30, 2017 and December 31, 2016, there were $15 million and $19 million of outstanding stand-by LOCs issued under the facility.

Notes to Consolidated Financial Statements – (Continued)

In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia, Inc., that may be terminated at any time by the lender. As of June 30, 2017 and December 31, 2016, there were no borrowings outstanding.
Note 6 – Stockholders’ Equity
Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Six Months Ended June 30, 2017
February 7, 2017	$0.28	March 9, 2017	$42,247	March 30, 2017
April 26, 2017	0.28	May 25, 2017	42,438	June 15, 2017
Six Months Ended June 30, 2016
February 8, 2016	0.24	March 10, 2016	36,174	March 30, 2016
April 26, 2016	0.24	May 26, 2016	35,773	June 16, 2016
In addition, in July 2017, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on September 14, 2017 to stockholders of record as of the close of business on August 24, 2017. Future declarations of dividends are subject to final determination by our Board of Directors.
Share Repurchases
In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. There is no fixed termination date for the repurchases. During the six months ended June 30, 2017, we repurchased, through open market transactions, 0.8 million shares under this authorization for the total cost of $102 million, excluding transaction costs, representing an average repurchase price of $130.95 per share. As of June 30, 2017, 6.5 million shares remain authorized for repurchase under the 2015 authorization. Subsequent to June 30, 2017, we repurchased an additional 0.2 million shares for a total cost of $33 million, excluding transaction costs, representing an average price of $150.37 per share.
Accumulated Other Comprehensive Income (Loss)
The balance for each class of accumulated other comprehensive loss as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Foreign currency translation adjustments, net of tax(1)	$(188,364)	$(280,426)
Net unrealized gain (loss) on available for sale securities, net of tax	24	27
Accumulated other comprehensive loss	$(188,340)	$(280,399)

(1)
Foreign currency translation adjustments, net of tax, include foreign currency transaction losses at June 30, 2017 of $(22) million ($(35) million before tax) and gains at December 31, 2016 of $16 million ($25 million before tax) associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 5 – Debt for more information. The remaining balance in currency translation adjustments excludes income taxes as a result of our current intention to indefinitely reinvest the earnings of our international subsidiaries outside of the United States.

Notes to Consolidated Financial Statements – (Continued)

Note 7 – Earnings Per Share
The following table presents our basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income (loss) attributable to Expedia, Inc.	$56,689	$31,649	$(29,433)	$(76,940)
Earnings (loss) per share attributable to Expedia, Inc. available to common stockholders:
Basic	$0.37	$0.21	$(0.19)	$(0.51)
Diluted	0.36	0.21	(0.19)	(0.51)
Weighted average number of shares outstanding:
Basic	151,582	149,552	151,060	150,332
Dilutive effect of:
Options to purchase common stock	4,845	3,753	—	—
Other dilutive securities	606	227	—	—
Diluted	157,033	153,532	151,060	150,332
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and six months ended June 30, 2017, approximately 4 million and 21 million of outstanding stock awards were excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three and six months ended June 30, 2016, approximately 12 million and 22 million of outstanding stock awards have been excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their effect would have been antidilutive.
Note 8 – Restructuring and Related Reorganization Charges
In connection with activities to centralize and optimize certain operations as well as migrate technology platforms in the prior year, primarily related to previously disclosed acquisitions, we recognized $12 million and $40 million in restructuring and related reorganization charges during the six months ended June 30, 2017 and 2016. Based on current plans, which are subject to change, we expect to incur approximately $10 million during the remainder of 2017 related to these integrations and estimates do not include any possible future acquisition integrations. Accrued restructure liabilities were $17 million and $18 million as of June 30, 2017 and December 31, 2016.
Note 9 – Income Taxes
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items.
For the three months ended June 30, 2017, we recorded a 5.3% tax rate expense on pre-tax income, which was driven by discrete income tax items specifically the recognition of excess tax benefits related to share-based payments. The effective tax rate for the three months ended June 30, 2016 was a 149.3% tax rate benefit measured against a pre-tax loss, and was driven by discrete income tax items including the recognition of excess tax benefits related to share-based payments resulting from the adoption of new accounting guidance for share-based payments as of January 1, 2016.
For the six months ended June 30, 2017, we recorded a 58.6% tax rate benefit on pre-tax loss, which was driven by discrete income tax items specifically the recognition of excess tax benefits related to share-based payments. The effective tax rate for the six months ended June 30, 2016 was a 42.4% tax rate benefit measured against a pre-tax loss, and was due to discrete income tax items including release of a valuation allowance for net operating losses in the first quarter of 2016, as well

Notes to Consolidated Financial Statements – (Continued)

as recognition of excess tax benefits related to share-based payments resulting from the adoption of new accounting guidance for share-based payments as of January 1, 2016.
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
Note 10 – Commitments and Contingencies
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
Litigation Relating to Occupancy Taxes. Ninety-five lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Seventeen are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-one of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-seven dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $57 million and $71 million as of June 30, 2017 and December 31, 2016. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
In addition, we have been audited by the state of Colorado. The state has issued assessments for claimed tax, interest and penalty in the approximate amount of $23 million for the periods December 1, 1999 through December 31, 2011. We do not agree with these assessments and have filed protests.
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

Notes to Consolidated Financial Statements – (Continued)

The Department of Taxation also issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions. Those assessments are currently under review in the Hawaii tax courts.
Final assessments by the Hawaii Department of Taxation for general exercise taxes against the Expedia companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review in the Hawaii tax courts. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a final judgment. On May 15, 2017, the Expedia companies paid under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal. The parties have filed notices of cross-appeal. The Hawaii tax court’s decision did not resolve “merchant model” car rental transactions for the tax year 2014, which also remain under review.
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

Notes to Consolidated Financial Statements – (Continued)

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
The Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia entities objecting to certain parity clauses in contracts between Expedia entities and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. The DGCCRF appealed the decision and, on June 21, 2017, the Paris Court of Appeal published a judgment overturning the decision. The court annulled parity clauses contained in the agreements at issue, ordered Expedia to amend its contracts, and imposed a fine. Expedia intends to appeal the decision, however, the appeal will not stay the payment of the fine.
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
A legislative proposal to prohibit narrow price parity clauses in hotel-OTA agreements in Italy is still pending in the Italian parliament and a motion requesting the Swiss government to take action on narrow price parity is currently under discussion in the Swiss parliament. The Company is unable to predict whether these proposals in their current form or in another form will ultimately be adopted and, if so, when this might be the case. It is not yet clear how any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia’s business.

Notes to Consolidated Financial Statements – (Continued)

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
The Company is unable to predict how any pending appeals of administrative decisions and the remaining open investigations and inquiries by NCAs will ultimately be resolved, or whether further action in Europe will be taken as a result of the ECN’s working group's assessment and findings. Possible outcomes include requiring Expedia to amend or remove certain parity clauses from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.
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
Note 11 – Segment Information
We have four reportable segments: Core Online Travel Agencies (“Core OTA”), trivago, Egencia and HomeAway. Our Core OTA segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Orbitz, CheapTickets, ebookers, Expedia Affiliate Network, Hotwire.com, Travelocity, Wotif Group, CarRentals.com, Classic Vacations and SilverRail Technologies, Inc. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment provides managed travel services to corporate customers worldwide. Our HomeAway segment operates an online marketplace for the vacation rental industry.
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
Our segment disclosure includes intersegment revenues, which primarily consist of advertising and media services provided by our trivago segment to our Core OTA segment. These intersegment transactions are recorded by each segment at amounts that approximate fair value as if the transactions were between third parties, and therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within Corporate and Eliminations in the table below. In addition, when HomeAway properties are booked through our Core OTA websites and vice versa, the segments split the third-party revenue for management and segment reporting purposes with the majority of the third-party revenue residing with the website marketing the property or room.
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
The following tables present our segment information for the three and six months ended June 30, 2017 and June 30, 2016. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2017
	Core OTA	trivago	Egencia	HomeAway	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,009,035	$218,240	$134,677	$224,100	$—	$2,586,052
Intersegment revenue	—	110,077	—	—	(110,077)	—
Revenue	$2,009,035	$328,317	$134,677	$224,100	$(110,077)	$2,586,052
Adjusted EBITDA	488,204	1,559	27,669	39,334	(164,229)	392,537
Depreciation	(75,902)	(1,848)	(10,030)	(9,075)	(54,197)	(151,052)
Amortization of intangible assets	—	—	—	—	(66,279)	(66,279)
Stock-based compensation	—	—	—	—	(50,102)	(50,102)
Legal reserves, occupancy tax and other	—	—	—	—	(3,401)	(3,401)
Restructuring and related reorganization charges	—	—	—	—	(9,708)	(9,708)
Realized (gain) loss on revenue hedges	(9,227)	—	—	—	—	(9,227)
Operating income (loss)	$403,075	$(289)	$17,639	$30,259	$(347,916)	102,768
Other expense, net						(46,086)
Income before income taxes						56,682
Provision for income taxes						(3,012)
Net income						53,670
Net loss attributable to non-controlling interests						3,019
Net income attributable to Expedia, Inc.						$56,689

Notes to Consolidated Financial Statements – (Continued)

	Three Months Ended June 30, 2016
	Core OTA	trivago	Egencia	HomeAway	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$1,764,929	$134,837	$124,506	$171,597	$—	$2,195,869
Intersegment revenue	—	65,686	—	—	(65,686)	—
Revenue	$1,764,929	$200,523	$124,506	$171,597	$(65,686)	$2,195,869
Adjusted EBITDA	$428,219	$7,035	$26,470	$38,270	$(169,097)	$330,897
Depreciation	(62,239)	(2,186)	(8,078)	(4,108)	(39,412)	(116,023)
Amortization of intangible assets	—	—	—	—	(84,181)	(84,181)
Stock-based compensation	—	—	—	—	(100,431)	(100,431)
Legal reserves, occupancy tax and other	—	—	—	—	(4,344)	(4,344)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	—	(9,363)	(9,363)
Realized (gain) loss on revenue hedges	9,107	—	—	—	—	9,107
Operating income (loss)	$375,087	$4,849	$18,392	$34,162	$(406,828)	25,662
Other expense, net						(37,857)
Loss before income taxes						(12,195)
Provision for income taxes						18,202
Net income						6,007
Net loss attributable to non-controlling interests						25,642
Net income attributable to Expedia, Inc.						$31,649

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2017
	Core OTA	trivago	Egencia	HomeAway	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$3,708,934	$399,402	$257,376	$409,076	$—	$4,774,788
Intersegment revenue	—	214,466	—	—	(214,466)	—
Revenue	$3,708,934	$613,868	$257,376	$409,076	$(214,466)	$4,774,788
Adjusted EBITDA	$794,234	$22,289	$54,678	$45,166	$(315,597)	$600,770
Depreciation	(147,052)	(3,801)	(19,509)	(16,505)	(105,733)	(292,600)
Amortization of intangible assets	—	—	—	—	(132,955)	(132,955)
Stock-based compensation	—	—	—	—	(97,313)	(97,313)
Legal reserves, occupancy tax and other	—	—	—	—	(24,455)	(24,455)
Restructuring and related reorganization charges	—	—	—	—	(11,607)	(11,607)
Realized (gain) loss on revenue hedges	(11,905)	—	—	—	—	(11,905)
Operating income (loss)	$635,277	$18,488	$35,169	$28,661	$(687,660)	29,935
Other expense, net						(104,508)
Loss before income taxes						(74,573)
Provision for income taxes						43,704
Net loss						(30,869)
Net loss attributable to non-controlling interests						1,436
Net loss attributable to Expedia, Inc.						$(29,433)

	Six months ended June 30, 2016
	Core OTA	trivago	Egencia	HomeAway	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$3,304,785	$246,899	$234,355	$313,791	$—	$4,099,830
Intersegment revenue	—	129,794	—	—	(129,794)	—
Revenue	$3,304,785	$376,693	$234,355	$313,791	$(129,794)	$4,099,830
Adjusted EBITDA	$720,575	$14,741	$41,831	$55,584	$(325,282)	$507,449
Depreciation	(121,057)	(2,971)	(14,925)	(7,767)	(74,558)	(221,278)
Amortization of intangible assets	—	—	—	—	(174,180)	(174,180)
Stock-based compensation	—	—	—	—	(149,339)	(149,339)
Legal reserves, occupancy tax and other	—	—	—	—	(6,318)	(6,318)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	—	(27,993)	(27,993)
Realized (gain) loss on revenue hedges	23	—	—	—	—	23
Operating income (loss)	$599,541	$11,770	$26,906	$47,817	$(757,670)	(71,636)
Other expense, net						(106,445)
Loss before income taxes						(178,081)
Provision for income taxes						75,556
Net loss						(102,525)
Net loss attributable to non-controlling interests						25,585
Net loss attributable to Expedia, Inc.						$(76,940)

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
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,945,866	$751,929	$(111,743)	$2,586,052
Costs and expenses:
Cost of revenue	—	334,881	108,260	(4,134)	439,007
Selling and marketing	—	997,587	553,444	(107,624)	1,443,407
Technology and content	—	249,605	92,925	—	342,530
General and administrative	—	114,157	64,780	15	178,952
Amortization of intangible assets	—	46,319	19,960	—	66,279
Legal reserves, occupancy tax and other	—	3,401	—	—	3,401
Restructuring and related reorganization charges	—	2,153	7,555	—	9,708
Intercompany (income) expense, net	—	220,000	(220,000)	—	—
Operating income (loss)	—	(22,237)	125,005	—	102,768
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	83,956	116,375	—	(200,331)	—
Other, net	(43,246)	(13,249)	10,409	—	(46,086)
Total other income (expense), net	40,710	103,126	10,409	(200,331)	(46,086)
Income before income taxes	40,710	80,889	135,414	(200,331)	56,682
Provision for income taxes	15,979	8,091	(27,082)	—	(3,012)
Net income	56,689	88,980	108,332	(200,331)	53,670
Net loss attributable to non-controlling interests	—	—	3,019	—	3,019
Net income attributable to Expedia, Inc.	$56,689	$88,980	$111,351	$(200,331)	$56,689
Comprehensive income attributable to Expedia, Inc.	$119,762	$183,013	$205,385	$(388,398)	$119,762

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended June 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,695,662	$565,245	$(65,038)	$2,195,869
Costs and expenses:
Cost of revenue	—	322,020	87,411	(3,051)	406,380
Selling and marketing	—	790,376	426,742	(62,125)	1,154,993
Technology and content	—	220,548	97,273	100	317,921
General and administrative	—	107,265	85,252	38	192,555
Amortization of intangible assets	—	59,990	24,191	—	84,181
Legal reserves, occupancy tax and other	—	4,344	—	—	4,344
Restructuring and related reorganization charges	—	3,518	6,315	—	9,833
Intercompany (income) expense, net	—	192,684	(192,684)	—	—
Operating income (loss)	—	(5,083)	30,745	—	25,662
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	57,308	48,411	—	(105,719)	—
Other, net	(40,695)	8,879	(6,041)	—	(37,857)
Total other income (loss), net	16,613	57,290	(6,041)	(105,719)	(37,857)
Income (loss) before income taxes	16,613	52,207	24,704	(105,719)	(12,195)
Provision for income taxes	15,036	8,106	(4,940)	—	18,202
Net income	31,649	60,313	19,764	(105,719)	6,007
Net loss attributable to non-controlling interests	—	—	25,642	—	25,642
Net income attributable to Expedia, Inc.	$31,649	$60,313	$45,406	$(105,719)	$31,649
Comprehensive income (loss) attributable to Expedia, Inc.	$19,450	$39,573	$(694)	$(38,879)	$19,450

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six months ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$3,646,926	$1,345,091	$(217,229)	$4,774,788
Costs and expenses:
Cost of revenue	—	670,135	198,433	(7,874)	860,694
Selling and marketing	—	1,907,209	1,015,635	(209,377)	2,713,467
Technology and content	—	486,360	178,218	(8)	664,570
General and administrative	—	220,208	116,867	30	337,105
Amortization of intangible assets	—	91,803	41,152	—	132,955
Legal reserves, occupancy tax and other	—	24,455	—	—	24,455
Restructuring and related reorganization charges	—	3,413	8,194	—	11,607
Intercompany (income) expense, net	—	386,262	(386,262)	—	—
Operating income (loss)	—	(142,919)	172,854	—	29,935
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	23,743	168,710	—	(192,453)	—
Other, net	(84,339)	(45,655)	25,486	—	(104,508)
Total other income (expense), net	(60,596)	123,055	25,486	(192,453)	(104,508)
Income (loss) before income taxes	(60,596)	(19,864)	198,340	(192,453)	(74,573)
Provision for income taxes	31,163	52,209	(39,668)	—	43,704
Net income (loss)	(29,433)	32,345	158,672	(192,453)	(30,869)
Net loss attributable to non-controlling interests	—	—	1,436	—	1,436
Net income (loss) attributable to Expedia, Inc.	$(29,433)	$32,345	$160,108	$(192,453)	$(29,433)
Comprehensive income attributable to Expedia, Inc.	$62,626	$162,108	$289,866	$(451,974)	$62,626

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six months ended June 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$3,169,545	$1,057,553	$(127,268)	$4,099,830
Costs and expenses:
Cost of revenue	—	640,168	174,936	(6,154)	808,950
Selling and marketing	—	1,518,463	797,215	(121,337)	2,194,341
Technology and content	—	438,723	170,581	171	609,475
General and administrative	—	201,232	137,282	52	338,566
Amortization of intangible assets	—	115,819	58,361	—	174,180
Legal reserves, occupancy tax and other	—	6,318	—	—	6,318
Restructuring and related reorganization charges	—	23,777	15,859	—	39,636
Intercompany (income) expense, net	—	368,373	(368,373)	—	—
Operating income (loss)	—	(143,328)	71,692	—	(71,636)
Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	(25,295)	94,690	—	(69,395)	—
Other, net	(81,911)	(32,389)	7,855	—	(106,445)
Total other income (loss), net	(107,206)	62,301	7,855	(69,395)	(106,445)
Income (loss) before income taxes	(107,206)	(81,027)	79,547	(69,395)	(178,081)
Provision for income taxes	30,266	61,199	(15,909)	—	75,556
Net income (loss)	(76,940)	(19,828)	63,638	(69,395)	(102,525)
Net loss attributable to non-controlling interests	—	—	25,585	—	25,585
Net income (loss) attributable to Expedia, Inc.	$(76,940)	$(19,828)	$89,223	$(69,395)	$(76,940)
Comprehensive income (loss) attributable to Expedia, Inc.	$(91,612)	$(26,808)	$56,004	$(29,196)	$(91,612)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$324,922	$4,517,498	$2,448,162	$(1,264,021)	$6,026,561
Investment in subsidiaries	9,725,816	3,954,877	—	(13,680,693)	—
Intangible assets, net	—	1,825,877	564,588	—	2,390,465
Goodwill	—	6,368,818	1,787,898	—	8,156,716
Other assets, net	4,107	1,645,416	412,798	(12,815)	2,049,506
TOTAL ASSETS	$10,054,845	$18,312,486	$5,213,446	$(14,957,529)	$18,623,248
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,011,783	$8,012,886	$983,854	$(1,264,021)	$8,744,502
Long-term debt	3,220,946	—	—	—	3,220,946
Other liabilities	—	616,524	231,975	(12,815)	835,684
Stockholders’ equity	5,822,116	9,683,076	3,997,617	(13,680,693)	5,822,116
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,054,845	$18,312,486	$5,213,446	$(14,957,529)	$18,623,248
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$293,759	$2,535,711	$1,829,191	$(1,208,410)	$3,450,251
Investment in subsidiaries	9,536,273	3,410,687	—	(12,946,960)	—
Intangible assets, net	—	1,921,519	525,133	—	2,446,652
Goodwill	—	6,392,479	1,549,544	—	7,942,023
Other assets, net	4,107	1,608,218	331,818	(5,523)	1,938,620
TOTAL ASSETS	$9,834,139	$15,868,614	$4,235,686	$(14,160,893)	$15,777,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$981,700	$5,733,755	$620,153	$(1,208,410)	$6,127,198
Long-term debt	3,159,336	—	—	—	3,159,336
Other liabilities	—	629,634	173,798	(5,523)	797,909
Stockholders’ equity	5,693,103	9,505,225	3,441,735	(12,946,960)	5,693,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,834,139	$15,868,614	$4,235,686	$(14,160,893)	$15,777,546

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$2,089,301	$276,339	$2,365,640
Investing activities:
Capital expenditures, including internal-use software and website development	—	(258,561)	(98,331)	(356,892)
Purchases of investments	—	(825,900)	(165,471)	(991,371)
Sales and maturities of investments	—	149,762	25,557	175,319
Acquisitions, net of cash acquired	—	(138,215)	—	(138,215)
Other, net	—	6,233	985	7,218
Net cash used in investing activities	—	(1,066,681)	(237,260)	(1,303,941)
Financing activities:
Purchases of treasury stock	(114,327)	—	—	(114,327)
Transfers (to) from related parties	67,431	(197,265)	129,834	—
Other, net	46,896	(7,561)	(5,646)	33,689
Net provided by (cash used) in financing activities	—	(204,826)	124,188	(80,638)
Effect of exchange rate changes on cash and cash equivalents	—	52,748	44,203	96,951
Net increase in cash and cash equivalents	—	870,542	207,470	1,078,012
Cash and cash equivalents at beginning of the period	—	425,471	1,371,340	1,796,811
Cash and cash equivalents at end of the period	$—	$1,296,013	$1,578,810	$2,874,823

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$1,527,488	$198,609	$1,726,097
Investing activities:
Capital expenditures, including internal-use software and website development	—	(341,818)	(38,163)	(379,981)
Transfers (to) from related parties	—	(172,731)	172,731	—
Purchases of investments	—	—	(20,446)	(20,446)
Sales and maturities of investments	—	22,758	—	22,758
Other, net	—	(19,081)	2,222	(16,859)
Net cash provided by (used in) investing activities	—	(510,872)	116,344	(394,528)
Financing activities:
Payment of HomeAway Convertible Notes	—	(400,443)	—	(400,443)
Purchases of treasury stock	(328,311)	—	—	(328,311)
Transfers (to) from related parties	333,702	(83,370)	(250,332)	—
Other, net	(5,391)	(3,052)	(11,292)	(19,735)
Net cash provided by financing activities	—	(486,865)	(261,624)	(748,489)
Effect of exchange rate changes on cash and cash equivalents	—	21,609	15,536	37,145
Net increase in cash and cash equivalents	—	551,360	68,865	620,225
Cash and cash equivalents at beginning of period	—	841,696	834,603	1,676,299
Cash and cash equivalents at end of period	$—	$1,393,056	$903,468	$2,296,524

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
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
Our portfolio of brands includes Expedia.com®, Hotels.com®, Expedia® Affiliate Network (“EAN”), trivago®, HomeAway, Egencia®, Orbitz®, Travelocity®, Hotwire.com™, Wotif Group, CheapTickets®, ebookers®, Classic Vacations®, CarRentals.com™, SilverRail Technologies, Inc., Expedia Local Expert™ and Expedia® CruiseShipCenters®. In addition, many of these brands have related international points of sale, including those as part of AirAsia Expedia™. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
The online travel industry has also seen the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model saw rapid adoption in Europe. Expedia has both merchant (Expedia Collect) and agency (Hotel Collect) hotel offerings for our hotel supply partners through both agency only contracts as well as our hybrid Expedia Traveler Preference ("ETP") program, which offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay.
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
Lodging
Lodging includes hotel accommodations as well as alternative accommodations primarily made available through HomeAway. As a percentage of our total worldwide revenue in the first half of 2017, lodging accounted for 66%. Our room night growth has been healthy, with room nights excluding eLong growing 36% in 2015, 32% in 2016, and 17% for the first half of 2017. ADRs for rooms booked on Expedia and HomeAway sites excluding eLong declined 5% in 2015, increased 11% in 2016 due to the acquisition of HomeAway, and increased 2% for the first half of 2017.
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

However, U.S. dollar-denominated ADRs declined in 2015, 2016, and the first half of 2017 due to the currency translation impact. Current occupancy rates for hotels in the United States remain at record highs; however, U.S. hotel supply growth has been accelerating, which may put additional pressure on ADRs. In international markets, hotel supply is being added at a faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as China and India, among others. Companies like Airbnb and HomeAway have also added incremental global supply in the alternative accommodations space. In addition, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi. We have had success adding supply to our marketplace with over 435,000 properties on our global websites as of June 30, 2017, including over 60,000 HomeAway vacation rental properties now available on Expedia.com.
Alternative Accommodations. With our acquisition of HomeAway and all of its brands in December 2015, we have expanded into the fast growing $100 billion alternative accommodations market. HomeAway is a leader in this market and represents an attractive growth opportunity for Expedia. HomeAway has been undergoing a transition from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. In addition, HomeAway rolled out a traveler service fee in the United States and Europe during the first half of 2016, consistent with market practice. The fee is expected to continue to contribute to HomeAway’s revenue growth and help fund marketing investment, programs to better protect travelers and future growth initiatives. Furthermore, HomeAway moved to a single subscription option globally in July 2016. In the first quarter of 2017, HomeAway began integrating Expedia vacation rental properties onto its sites. Combined with HomeAway's existing inventory, there are now nearly 1.5 million online bookable listings available on HomeAway.
Air
Significant airline sector consolidation in the United States in recent years has generally resulted in lower overall capacity and higher fares, which combined with the significant declines in fuel prices led to record levels of profitability for the U.S. air carriers, further strengthening their position. However, in 2015 and 2016 and for the first half of 2017, there has been evidence of discounting by the U.S. carriers while currency headwinds and weaker macroeconomic trends put pressure on international results. Ticket prices on Expedia sites excluding eLong declined 11% in 2015, 6% in 2016, and 1% in the first half of 2017 as short-haul traffic and low cost carriers grew alongside increasingly competitive airline pricing. We continue to encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew.
Air ticket volumes excluding eLong increased 35% in 2015 and 32% in 2016, primarily due to the acquisition of Orbitz, and 5% in the first half of 2017. As a percentage of our total worldwide revenue in the first half of 2017, air accounted for 9%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch site, in addition to Expedia Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first half of 2017, we generated a total of $559 million of advertising and media revenue representing 12% of our total worldwide revenue, up from $377 million in the first half of 2016.
Growth Strategy
Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space for more than two decades. Each Expedia technology platform is operated by a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched new global platforms for Hotels.com and Brand Expedia, enabling us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. In 2013, Expedia signed an agreement to power the technology, supply and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. The shift of Travelocity-branded sites to the Expedia technology platform was successfully completed over the course of 2014. In November 2014, Expedia completed the acquisition of Wotif Group and subsequently converted the Wotif.com site to the Expedia platform. In January 2015, we acquired the Travelocity brand and other associated assets from Sabre. The strategic marketing and other related agreements previously entered into were terminated. In September 2015, Expedia completed the acquisition of Orbitz Worldwide, including all of its brands. The migration of the Orbitz, CheapTickets and ebookers sites to the Expedia technology platform was completed in the first half of 2016, and Orbitz for Business customers were migrated to the Egencia technology platform as of July 2016. In December 2015,

Expedia completed the acquisition of HomeAway, Inc., including all of its brands. Additionally, in June 2017, Expedia acquired a majority stake in a leading rail technology distributor. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers. In addition, while we aim to drive the top-line growth in our global brands, we are managing our regional brands, such as Travelocity, Orbitz, Wotif, ebookers and CheapTickets, with a greater focus on profitability.
Global Expansion. Our Expedia, Hotels.com, Egencia, and EAN brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations in Europe and Wotif Group has a leading portfolio of travel brands, including Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.com.nz and travel.com.au, focused principally on the Australia and New Zealand markets. Egencia, our corporate travel business, operates in over 65 countries around the world and continues to expand. The HomeAway portfolio has over 50 vacation rental sites all around the world. We own a majority share of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. trivago continues to operate independently and rapidly grow revenue through global expansion, including aggressive expansion in new countries. In December 2016, trivago successfully completed its initial public offering and trades on the Nasdaq Global Select Market under the symbol "TRVG." In addition, we have commercial agreements in place with Ctrip and eLong in China, as well as Decolar.com, Inc. in Latin America, among many others. In the first half of 2017, approximately 36% of our worldwide gross bookings and 43% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating more than two-thirds of our revenue through businesses and points of sale outside of the United States.
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
New Channel Penetration. Technological innovations and developments continue to create new opportunities for travel bookings made through mobile devices, in addition to more traditional methods like desktop and laptop computers. In the past few years, each of our brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends, and some of our brands now see more traffic via mobile devices than via traditional PCs. Mobile bookings via smartphones continue to present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we had historically experienced via more traditional online booking methods. In addition, we are seeing increasing cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the first half of 2017, approximately one in three Expedia, Inc. transactions were booked globally on a mobile device.
Seasonality
We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as we aggressively market during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations, advertising business or a change in our product mix, including the assimilation and growth of HomeAway, may influence the typical trend of the seasonality in the future. We expect that as HomeAway continues its shift to more of a transaction-based business model for vacation rental listings its seasonal trends may be somewhat more pronounced than our other traditional leisure businesses.
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
Occupancy and Other Taxes
Legal Proceedings. We are currently involved in seventeen lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.
Recent developments include:

•	City of Chicago Litigation. On April 25, 2017, the parties reached a settlement, thereby ending the case.

•	Nassau County, New York Litigation. Nassau County and the Intervenor-Plaintiffs have appealed the trial court’s dismissal of their claims.
For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $57 million as of June 30, 2017, and $71 million as of December 31, 2016.
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
If we prevail in the litigation for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity. For additional information, including significant pay-to-play payments made by Expedia companies, see Note 10 – Commitments and Contingencies - Legal Proceedings - Pay-to-Play in the notes to the consolidated financial statements.
Legislation. Certain jurisdictions, including the states of New York, North Carolina, Minnesota, Oregon, Rhode Island, and Maryland, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to a number of jurisdictions, including to the states of New York, South Carolina, North Carolina, Minnesota, Georgia, Wyoming, Oregon, Rhode Island,

Montana, Maryland, Kentucky and Maine, the District of Columbia and the city of New York, as well as certain other county and local jurisdictions.
Segments
We have four reportable segments: Core Online Travel Agencies (“Core OTA”), trivago, Egencia and HomeAway. Our Core OTA segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Orbitz, CheapTickets, ebookers, EAN, Hotwire.com, Travelocity, Wotif Group, CarRentals.com, Classic Vacations and SilverRail Technologies, Inc. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Egencia segment provides managed travel services to corporate customers worldwide. Our HomeAway segment operates an online marketplace for the vacation rental industry.
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
When HomeAway properties are booked through our Core OTA websites and vice versa, the segments split the third-party revenue for management and segment reporting purposes with the majority of the third-party revenue residing with the website marketing the property or room. The operating metrics, including gross bookings and room nights, are not split but instead reside entirely with the website marketing the property or room.

Gross Bookings and Revenue Margin

	Three Months Ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Gross Bookings
Core OTA	$18,954	$17,182	10%	$38,062	$34,407	11%
trivago(1)	—	—	N/A	—	—	N/A
HomeAway(2)	2,123	1,460	45%	4,820	3,278	47%
Egencia	1,761	1,679	5%	3,566	3,335	7%
Total gross bookings	$22,838	$20,321	12%	$46,448	$41,020	13%

Revenue Margin
Core OTA	10.6%	10.3%		9.7%	9.6%
trivago(1)	N/A	N/A		N/A	N/A
HomeAway(2)	10.6%	11.8%		8.5%	9.6%
Egencia	7.6%	7.4%		7.2%	7.0%
Total revenue margin	11.3%	10.8%		10.3%	10.0%
 ____________________________

(1)
trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.

(2)
In the first quarter of 2017, we began reporting HomeAway gross bookings along with the historical comparable information. HomeAway gross bookings include on-platform transactions from all HomeAway brands, with the exception of BedandBreakfast.com and TopRural (which, if included would collectively add less than an estimated 2%

to gross bookings). On-platform gross bookings for Stayz, Bookabach and Travelmob (which collectively represent less than 10% of total on-platform transactions) represent our best estimates.
The increase in worldwide gross bookings for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily driven by growth in the Core OTA segment, including growth at Brand Expedia, Hotels.com and EAN, as well as HomeAway.
The increase in revenue margin for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily due to a mix shift to higher margin products, including the growth in advertising and media revenue, partially offset by lower HomeAway revenue margins.
Results of Operations
Revenue

	Three Months Ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Core OTA	$2,009	$1,765	14%	$3,710	$3,305	12%
trivago (Third-party revenue)	218	134	62%	399	247	62%
HomeAway	224	172	31%	409	314	30%
Egencia	135	125	8%	257	234	10%
Total revenue	$2,586	$2,196	18%	$4,775	$4,100	16%
Revenue increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily driven by growth in the Core OTA segment, including growth at Brand Expedia, EAN and Hotels.com, as well as growth at trivago and HomeAway.
Lodging revenue, which includes hotel and HomeAway revenue, increased 16% and 14% for the three and six months ended June 30, 2017, compared to the same periods in 2016. The increase was primarily due to a 21% and 17% increase in room nights stayed driven by growth at Brand Expedia, Hotels.com, EAN and HomeAway, partially offset by a 4% and 2% decrease in revenue per room night.
Worldwide air revenue increased 6% and 5% for the three and six months ended June 30, 2017, compared to the same periods in 2016, due to a 2% and 5% increase in air tickets sold as well as a 4% increase in revenue per ticket in the three month period.
The remaining worldwide revenue, other than lodging and air discussed above, which includes advertising and media, car rental, destination services and fee revenue related to our corporate travel business, increased by 28% for both three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to strong growth in advertising and media revenue as well as growth in our travel insurance and car rental products.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three Months Ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$1,376	$1,210	14%	$2,552	$2,275	12%
Agency	684	612	12%	1,255	1,134	11%
Advertising and media(1)	302	202	49%	559	377	48%
HomeAway	224	172	31%	409	314	30%
Total revenue	$2,586	$2,196	18%	$4,775	$4,100	16%
 ____________________________

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.

Merchant revenue increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.
Agency revenue increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to the growth in agency hotel and agency air.
Advertising and media revenue increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to continued growth in revenue at trivago and Expedia Media Solutions.
HomeAway revenue increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to growth in transactional revenue of approximately 130% and 145% driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing approximately 35% and 30%.
Cost of Revenue

	Three Months Ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Customer operations	$191	$190	1%	$376	$370	2%
Credit card processing	133	127	4%	260	261	(1)%
Data center, cloud and other	115	89	29%	225	178	26%
Total cost of revenue	$439	$406	8%	$861	$809	6%
% of revenue	17.0%	18.5%		18.0%	19.7%
Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, fraud and chargebacks, and (3) other costs, primarily including data center and cloud costs to support our websites, supplier operations, destination supply and stock-based compensation.
During the three and six months ended June 30, 2017, the increase in cost of revenue expense, compared to the same periods in 2016, was driven by $26 million and $47 million of higher data center, cloud and other costs, including $7 million and $16 million related to an increase in data center related depreciation expense. Cloud expense during the three and six months ended June 30, 2017 was $12 million and $21 million, compared to $1 million for the same periods of 2016.
Selling and Marketing

	Three Months Ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Direct costs	$1,207	$928	30%	$2,261	$1,769	28%
Indirect costs	236	227	4%	452	425	6%
Total selling and marketing	$1,443	$1,155	25%	$2,713	$2,194	24%
% of revenue	55.8%	52.6%		56.8%	53.5%
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
Selling and marketing expenses increased $288 million and $519 million during the three and six months ended June 30, 2017, compared to the same periods in 2016, driven by increases of $279 million and $492 million of direct costs, including online and offline marketing expenses. trivago and Brand Expedia accounted for the majority of the total direct cost increases. In addition, higher indirect costs of $9 million and $27 million also contributed to the increase and were driven by growth in personnel, partially offset by lower stock-based compensation when compared to prior year periods expense, which included incremental charges from certain trivago awards pursuant to liability treatment.

Technology and Content

	Three Months Ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$165	$150	10%	$322	$305	5%
Depreciation and amortization of technology assets	109	88	24%	212	168	26%
Other	69	80	(14)%	131	136	(3)%
Total technology and content	$343	$318	8%	$665	$609	9%
% of revenue	13.2%	14.5%		13.9%	14.9%
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
Technology and content expense increased $25 million and $56 million during the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to increased depreciation and amortization of technology assets of $21 million and $44 million. In addition, personnel and overhead increased for both periods on higher headcount, which was largely offset by a decrease in stock-based compensation related to prior year periods expense for trivago. Cloud expense during the second quarter of 2017 was $9 million, compared to $8 million in the second quarter of 2016, and $16 million during the six months ended June 30, 2017 compared to $13 million in 2016.
General and Administrative

	Three Months Ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$110	$106	4%	$211	$203	4%
Professional fees and other	69	87	(21)%	126	136	(7)%
Total general and administrative	$179	$193	(7)%	$337	$339	—%
% of revenue	6.9%	8.8%		7.1%	8.3%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.
General and administrative expense decreased $14 million during the three months ended June 30, 2017, compared to the same period in 2016, primarily due to the impact of the prior year stock-based compensation expense at trivago. For the six month ended June 30, 2017, the decrease in stock-based compensation expense at trivago was largely offset by higher professional fees and personnel and overhead costs.

Amortization of Intangible Assets

	Three Months Ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$66	$84	(21)%	133	174	(24)%
% of revenue	2.6%	3.8%		2.8%	4.2%
Amortization of intangible assets decreased $18 million and $41 million during the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to the prior period completion of amortization of certain intangible assets.

Legal Reserves, Occupancy Tax and Other

	Three Months Ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$3	$4	(22)%	24	6	287%
% of revenue	0.1%	0.2%		0.5%	0.2%
Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
Restructuring and Related Reorganization Charges

	Three Months Ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Restructuring and related reorganization charges	$10	$10	(1)%	12	40	(71)%
% of revenue	0.4%	0.4%		0.2%	1.0%
In connection with activities to centralize and optimize certain operations as well as migrate technology platforms in the prior year, primarily related to previously disclosed acquisitions, we recognized $10 million and $12 million in restructuring and related reorganization charges during the three and six months ended June 30, 2017 compared to $10 million and $40 million during the same periods in 2016. Based on current plans, which are subject to change, we expect to incur approximately $10 million during the remainder of 2017 related to these integrations and estimates do not include any possible future acquisition integrations.
Operating Income (Loss)

	Three Months Ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Operating income (loss)	$103	$26	300%	30	(72)	N/A
% of revenue	4.0%	1.2%		0.6%	(1.7)%
Operating income increased for the three months ended June 30, 2017, compared to the same period in 2016, and changed from an operating loss of $72 million for the six months ended June 30, 2016 to operating income of $30 million for the same period in 2017 primarily due to growth in revenue and a decrease in most major expense categories as a percentage of revenue, partially offset by growth in sales and marketing as a percentage of revenue in the current year periods.
Adjusted EBITDA by Segment

	Three Months Ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016
	($ in millions)			($ in millions)
Core OTA	$488	$428	14%	795	720	10%
trivago	2	7	(78)%	22	15	51%
HomeAway	39	38	3%	45	56	(19)%
Egencia	28	26	5%	55	42	31%
Unallocated overhead costs (Corporate)	(164)	(168)	3%	(316)	(326)	3%
Total Adjusted EBITDA (1)	$393	$331	19%	$601	$507	18%

 ____________________________

(1)	Adjusted EBITDA is a non-GAAP measure. See "Definition and Reconciliation of Adjusted EBITDA" below for more information.
Adjusted EBITDA is our primary segment operating metric. See Note 11 – Segment Information in the notes to the consolidated financial statements for additional information on intersegment transactions, unallocated overhead costs and for a reconciliation of Adjusted EBITDA by segment to net income (loss) attributable to Expedia, Inc. for the periods presented above.
Core OTA Adjusted EBITDA increased $60 million and $75 million during the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to an increase of $244 million and $405 million in revenue, partially offset by an increase in online and offline marketing expense mostly at Brand Expedia, EAN and Hotels.com, and including an increase in online spend on trivago as mentioned below.
trivago Adjusted EBITDA decreased $5 million during the three months ended June 30, 2017, compared to the same period in 2016, due to higher online and offline marketing expense as trivago also continued to invest to drive global growth, partially offset by an increase of $128 million in revenue with growth across all major regions, and including an increase of $44 million in intersegment revenue from Core OTA. trivago Adjusted EBITDA increased $7 million during the six months ended June 30, 2017, compared to the same period in 2016, due to an increase of $237 million in revenue with growth across all major regions, and including an increase of $85 million in intersegment revenue from Core OTA. Revenue growth was partially offset by higher online and offline marketing expense.
HomeAway Adjusted EBITDA increased $1 million during the three months ended June 30, 2017, compared to the same period in 2016, due to an increase of $52 million in revenue, partially offset by higher selling and marketing and technology and content expense. HomeAway Adjusted EBITDA decreased $11 million during the six months ended June 30, 2017, compared to the same period in 2016 primarily due to higher selling and marketing and technology expense, partially offset by an increase of $95 million in revenue. During the current year, HomeAway has continued to invest in offline and online brand marketing to bring more demand to its growing supply base and in growing its product and technology teams.
Egencia Adjusted EBITDA increased $2 million and $13 million during the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to an increase in revenue of $10 million and $23 million as a result of adding new corporate clients, partially offset by a growth in sales personnel and product and technology investments.
Unallocated overhead costs decreased slightly primarily due to lower technology and content expense as we lap over an accelerated pace of technology hiring in the prior year.
Interest Income and Expense

	Three Months Ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Interest income	$9	$5	87%	16	9	82%
Interest expense	(43)	(43)	(1)%	(86)	(87)	(1)%

Interest income increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to higher average cash balances and to a lesser extent higher rates of return. Interest expense was consistent period over period.

Other, Net
Other, net is comprised of the following:

	Three Months Ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	($ in millions)
Foreign exchange rate gains (losses), net	$(6)	$1	$(26)	$(17)
Other-then-temporary investment impairments	(5)	—	(6)	(7)
Other	(2)	(1)	(2)	(4)
Total other, net	$(13)	$—	$(34)	$(28)
Provision for Income Taxes

	Three Months Ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$3	$(18)	N/A	$(44)	$(76)	(42)%
Effective tax rate	5.3%	149.3%		58.6%	42.4%
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items.
For the three months ended June 30, 2017, we recorded a 5.3% tax rate expense on pre-tax income, which was driven by discrete income tax items specifically the recognition of excess tax benefits related to share-based payments. The effective tax rate for the three months ended June 30, 2016 was a 149.3% tax rate benefit measured against a pre-tax loss, and was driven by discrete income tax items including the recognition of excess tax benefits related to share-based payments resulting from the adoption of new accounting guidance for share-based payments as of January 1, 2016.
For the six months ended June 30, 2017, we recorded a 58.6% tax rate benefit on pre-tax loss, which was driven by discrete income tax items specifically the recognition of excess tax benefits related to share-based payments. The effective tax rate for the six months ended June 30, 2016 was a 42.4% tax rate benefit measured against a pre-tax loss, and was due to discrete income tax items including release of a valuation allowance for net operating losses in the first quarter of 2016, as well as recognition of excess tax benefits related to share-based payments resulting from the adoption of new accounting guidance for share-based payments as of January 1, 2016.
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
Definition and Reconciliation of Adjusted EBITDA
We report Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles ("GAAP"). Adjusted EBITDA is among the primary metrics by which management evaluates the performance of the business and on which internal budgets are based. Management believes that investors should have access to the same set of tools that management uses to analyze our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP. Adjusted EBITDA has certain limitations in that it does not take into account the impact of certain expenses to our consolidated statements of operations. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the most directly comparable GAAP measure and a description of the reconciling items and adjustments to derive the non-GAAP measure. Adjusted EBITDA also excludes certain items related to transactional tax matters, which may ultimately be settled in cash, and we urge investors to review the detailed disclosure regarding these matters included above, in the Legal Proceedings section, as well as the notes to the financial statements.

The non-GAAP financial measure used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.
Adjusted EBITDA is defined as net income (loss) attributable to Expedia adjusted for (1) net income (loss) attributable to non-controlling interests; (2) provision for income taxes; (3) total other expenses, net; (4) stock-based compensation expense, including compensation expense related to certain subsidiary equity plans; (5) acquisition-related impacts, including (i) amortization of intangible assets and goodwill and intangible asset impairment, (ii) gains (losses) recognized on changes in the value of contingent consideration arrangements, if any, and (iii) upfront consideration paid to settle employee compensation plans of the acquiree, if any; (6) certain other items, including restructuring; (7) items included in legal reserves, occupancy tax and other; (8) that portion of gains (losses) on revenue hedging activities that are included in other, net that relate to revenue recognized in the period; and (9) depreciation.
The above items are excluded from our Adjusted EBITDA measure because these items are noncash in nature, or because the amount and timing of these items is unpredictable, not driven by core operating results and renders comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA is a useful measure for analysts and investors to evaluate our future on-going performance as this measure allows a more meaningful comparison of our performance and projected cash earnings with our historical results from prior periods and to the results of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments. In addition, we believe that by excluding certain items, such as stock-based compensation and acquisition-related impacts, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business and allows investors to gain an understanding of the factors and trends affecting the ongoing cash earnings capabilities of our business, from which capital investments are made and debt is serviced.
The reconciliation of net income (loss) attributable to Expedia, Inc. to Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss) attributable to Expedia, Inc.	$56,689	$31,649	$(29,433)	$(76,940)
Net loss attributable to non-controlling interests	(3,019)	(25,642)	(1,436)	(25,585)
Provision for income taxes	3,012	(18,202)	(43,704)	(75,556)
Total other expense, net	46,086	37,857	104,508	106,445
Operating income (loss)	102,768	25,662	29,935	(71,636)
Gain (loss) on revenue hedges related to revenue recognized	9,227	(9,107)	11,905	(23)
Restructuring and related reorganization charges, excluding stock-based compensation	9,708	9,363	11,607	27,993
Legal reserves, occupancy tax and other	3,401	4,344	24,455	6,318
Stock-based compensation	50,102	100,431	97,313	149,339
Amortization of intangible assets	66,279	84,181	132,955	174,180
Depreciation	151,052	116,023	292,600	221,278
Adjusted EBITDA	$392,537	$330,897	$600,770	$507,449
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $3.8 billion and $1.9 billion at June 30, 2017 and December 31, 2016, including $1.4 billion and $1.1 billion of cash and short-term investment balances held in wholly-owned foreign subsidiaries, (which includes $1.0 billion and $737 million related to earnings indefinitely invested outside the United States) as well as $366 million and $313 million held in majority-owned subsidiaries, which is also indefinitely invested outside the United States; and our $1.5 billion revolving credit facility, which is essentially untapped and expires in February 2021. The revolving credit facility bears interest based on the Company’s credit ratings with the applicable interest rate on drawn amounts at LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of June 30, 2017.
Our credit ratings are periodically reviewed by rating agencies. As of June 30, 2017, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies.

Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.
As of June 30, 2017, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $500 million in registered senior unsecured notes due in August 2018 that bear interest at 7.456%, $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%, Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5% and $750 million of senior unsecured notes due in February 2026 that bear interest at 5.0%.
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
As of June 30, 2017, we had a deficit in our working capital of $2.7 billion, which is consistent with the deficit of $2.7 billion as of December 31, 2016.
We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, we began our expansion into the cloud computing environment. While we expect our cloud computing expenses to increase significantly over the next few years they are expected to result in lower overall capital expenditures related to our data centers over time. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Excluding capital expenditures associated with the build out of our new corporate headquarters, we expect total capital expenditures for full year 2017 to decline slightly over 2016 spending levels. Our current estimates for the new headquarters total approximately $700 to $900 million, with final estimates contingent on completion of design plans and final determination of completed office space required in the initial build out. Of the total approximately $30 million was spent in 2016 and less than $100 million will be spent in 2017. The majority of the remaining expenditures for the new headquarters are planned for 2018 and 2019.

Our cash flows are as follows:

	Six months ended June 30,
	2017	2016	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$2,366	$1,726	$640
Investing activities	(1,304)	(395)	(909)
Financing activities	(81)	(748)	667
Effect of foreign exchange rate changes on cash and cash equivalents	97	37	60
For the six months ended June 30, 2017, net cash provided by operating activities increased by $640 million primarily due to an increased benefits from working capital changes driven mostly from a change in deferred merchant bookings.
For the six months ended June 30, 2017, cash used in investing activities increased by $909 million primarily due to higher year-over-year net purchases of investments of $818 million as well as an increase of cash used for acquisitions of $138 million.
For the six months ended June 30, 2017, cash used in financing activities primarily included cash paid to acquire shares of $114 million, including the repurchased shares under the authorizations discussed below, and a $85 million cash dividend payment, partially offset by $137 million of proceeds from the exercise of options and employee stock purchase plans. For the six months ended June 30, 2016, cash used in financing activities primarily included the repayment of $400 million of HomeAway Convertible Notes, cash paid to acquire shares of $328 million and a $72 million cash dividend payment, partially offset by $70 million of proceeds from the exercise of options and employee stock purchase plans.
In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. During the six months ended June 30, 2017 and 2016, we repurchased, through open market transactions, 0.8 million and 2.9 million shares under these authorization for a total cost of $102 million and $312 million, excluding transaction costs. As of June 30, 2017, 6.5 million shares remain authorized for repurchase under this authorization with no fixed termination date for the repurchases. Subsequent to June 30, 2017, we repurchased an additional 0.2 million shares for a total cost of $33 million, excluding transaction costs, representing an average price of $150.37 per share.
During the first six months of 2017 and 2016, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Six Months Ended June 30, 2017
February 7, 2017	$0.28	March 9, 2017	$42,247	March 30, 2017
April 26, 2017	0.28	May 25, 2017	42,438	June 15, 2017
Six Months Ended June 30, 2016
February 8, 2016	$0.24	March 10, 2016	$36,174	March 30, 2016
April 26, 2016	0.24	May 26, 2016	35,773	June 16, 2016
In addition, in July 2017, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on September 14, 2017 to stockholders of record as of the close of business on August 24, 2017. Future declarations of dividends are subject to final determination by our Board of Directors.
The effect of foreign exchange on our cash balances denominated in foreign currency for the six months ended June 30, 2017, compared to the same period in 2016, showed a net change of $60 million reflecting higher appreciations in foreign currencies in the current year period compared to the prior year period.
In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2016. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of June 30, 2017 or December 31, 2016.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There has been no material changes in our market risk during the three months ended June 30, 2017. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. The following are developments regarding such legal proceedings:

Litigation Relating to Occupancy and Other Taxes
Actions Filed by Individual States, Cities and Counties
City of Chicago Litigation. On April 25, 2017, the parties reached a settlement, thereby ending the case.
City of San Antonio, Texas Litigation.  The plaintiffs have asked the district court to reconsider its decision staying further proceedings on their fee petition pending resolution of the parties’ appeal to the Fifth Circuit Court of Appeals. Oral argument on the parties' cross appeals is scheduled for August 28, 2017.
Nassau County, New York Litigation. Nassau County and the Intervenor-Plaintiffs have appealed the trial court’s dismissal of their claims.
State of New Hampshire Litigation. The case went to trial from May 1 to May 12, 2017. The court subsequently set a schedule for post-trial briefing.
Palm Beach, Florida HomeAway Litigation. The court has set a trial date of October 16, 2017.
Portland, Oregon HomeAway Litigation. On May 11, 2017, the court ruled that the city’s audit provision could not be used to obtain information protected by the Stored Communications Act.
State of Louisiana/City of New Orleans Litigation.  On July 24, 2017, the Louisiana Court of Appeals denied the defendant online travel companies’ application for supervisory writ to challenge the trial court’s denial of their motion for judgment on the pleadings with respect to plaintiffs’ non-tax claims.
Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Buckeye Tree Lodge and 2020 O Street Corporation Lawsuits. On May 5, 2017, Plaintiffs filed a Consolidated Class Action Complaint, which the Expedia defendants answered on May 25, 2017.
Israeli Putative Class Action Lawsuit. On June 22, 2017, the court rejected Hotels.com’s application challenging service of process. Hotels.com has appealed that decision.
Cases Against HomeAway.com, Inc. On June 22, 2017, the court heard argument on HomeAway’s motions to dismiss the complaints in the Arnold and Brickman cases. On May 1, 2017, HomeAway and Expedia moved to compel arbitration and for dismissal of the complaint in the May case. The court heard argument on the motion on July 6, 2017 and, on July 10, 2017, entered an order directing the parties to advise it when the Fifth Circuit Court of Appeals issues decisions in the Arnold and Seim appeals.
Other Legal Proceedings
HRC of San Francisco, California HomeAway Litigation. On June 26, 2017, the California Court of Appeals affirmed the trial court’s dismissal of the case.
San Francisco, California HomeAway Litigation. The parties reached a settlement on May 1, 2017 and, on June 16, 2017, the case was dismissed on the parties’ stipulation.
Chicago, Illinois HomeAway Litigation. On May 22, 2017, HomeAway filed a lawsuit against the City of Chicago requesting a declaration that certain sections of the City’s ordinance violate the Communications Decency Act of 1996, the Storage Communications Act, and the First, Fourth, and Fourteenth Amendments of the U.S. Constitution.  HomeAway.com, Inc. v. City of Chicago, Case No. 1:17-cv-03784 (U.S. District Court, Northern District of Illinois).

Part II. Item 1. Legal Proceedings

Competition Reviews, Litigation and Legislation Regarding Parity Clauses
For a discussion of certain matters related to competition review and legislation regarding parity clauses, see Note 10 – Commitments and Contingencies - Legal Proceedings - Matters Relating to Competition Reviews and Legislation Relating to Parity Clauses in the notes to consolidated financial statements.

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
During 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. A summary of the repurchase activity for the second quarter of 2017 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
April 1-30, 2017	113	$127.90	113	6,812
May 1-31, 2017	—	—	—	6,812
June 1-30, 2017	327	146.86	327	6,485
Total	440		440

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
10.1	Services Agreement by and between HomeAway.com, Inc. and Keystone Strategy LLC, dated April 1, 2017	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

July 27, 2017	Expedia, Inc.

	By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom
Chief Financial Officer