Form 10-Q
period 2017-09-30
Expedia, Inc.
filed 2017-10-27
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of October 13, 2017 was:

Common stock, $0.0001 par value per share	139,695,003	shares
Class B common stock, $0.0001 par value per share	12,799,999	shares

Expedia, Inc.
Form 10-Q
For the Quarter Ended September 30, 2017

Part I. Item 1. Consolidated Financial Statements
EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenue	$2,965,848	$2,580,905	$7,740,636	$6,680,735
Costs and expenses:
Cost of revenue (1)	458,559	416,907	1,319,253	1,225,857
Selling and marketing (1)	1,460,707	1,204,521	4,174,174	3,398,862
Technology and content (1)	350,061	301,446	1,014,631	910,921
General and administrative (1)	141,298	165,829	478,403	504,395
Amortization of intangible assets	71,011	74,939	203,966	249,119
Impairment of intangible assets	—	2,141	—	2,141
Legal reserves, occupancy tax and other	(1,499)	22,332	22,956	28,650
Restructuring and related reorganization charges (1)	3,983	6,638	15,590	46,274
Operating income	481,728	386,152	511,663	314,516
Other income (expense):
Interest income	9,329	5,827	24,850	14,349
Interest expense	(44,001)	(43,374)	(129,639)	(130,273)
Other, net	(31,625)	(9,050)	(66,016)	(37,118)
Total other expense, net	(66,297)	(46,597)	(170,805)	(153,042)
Income before income taxes	415,431	339,555	340,858	161,474
Provision for income taxes	(66,078)	(60,627)	(22,374)	14,929
Net income	349,353	278,928	318,484	176,403
Net loss attributable to non-controlling interests	2,885	403	4,321	25,988
Net income attributable to Expedia, Inc.	$352,238	$279,331	$322,805	$202,391

Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$2.32	$1.86	$2.13	$1.35
Diluted	2.23	1.81	2.06	1.31
Shares used in computing earnings per share:
Basic	152,088	150,239	151,406	150,281
Diluted	157,760	154,236	156,520	154,332

Dividends declared per common share	$0.30	$0.26	$0.86	$0.74
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$2,289	$3,476	$7,855	$8,768
Selling and marketing	9,543	4,876	30,637	37,372
Technology and content	13,944	11,556	41,581	50,997
General and administrative	(19,497)	27,308	23,519	87,775
Restructuring and related reorganization charges	—	1,047	—	12,690
See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$349,353	$278,928	$318,484	$176,403
Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax(1)	56,495	(4,964)	180,623	(14,269)
Unrealized gains (losses) on available for sale securities, net of tax(2)	20,656	(153)	20,653	347
Other comprehensive income (loss), net of tax	77,151	(5,117)	201,276	(13,922)
Comprehensive income	426,504	273,811	519,760	162,481
Less: Comprehensive income (loss) attributable to non-controlling interests	9,899	2,026	40,529	(17,692)
Comprehensive income attributable to Expedia, Inc.	$416,605	$271,785	$479,231	$180,173

(1)
Currency translation adjustments include a tax benefit of $9 million and $31 million associated with net investment hedges for the three and nine months ended September 30, 2017 and tax benefit of $2 million and $7 million for the three and nine months ended September 30, 2016.

(2)
Net of tax charges of $14 million for both of the three and nine months ended September 30, 2017. Net gains (losses) recognized and reclassified during the three and nine months ended September 30, 2017 and 2016 were immaterial.

See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,239,886	$1,796,811
Restricted cash and cash equivalents	46,936	18,733
Short-term investments	540,581	72,313
Accounts receivable, net of allowance of $34,973 and $25,278	1,835,286	1,343,247
Income taxes receivable	35,265	19,402
Prepaid expenses and other current assets	285,848	199,745
Total current assets	5,983,802	3,450,251
Property and equipment, net	1,521,609	1,394,904
Long-term investments and other assets	888,847	520,058
Deferred income taxes	37,204	23,658
Intangible assets, net	2,377,597	2,446,652
Goodwill	8,226,173	7,942,023
TOTAL ASSETS	$19,035,232	$15,777,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,780,341	$1,509,313
Accounts payable, other	824,917	577,012
Deferred merchant bookings	3,643,600	2,617,791
Deferred revenue	315,181	282,517
Income taxes payable	27,252	49,739
Accrued expenses and other current liabilities	1,181,265	1,090,826
Current maturities of long-term debt	500,000	—
Total current liabilities	8,272,556	6,127,198
Long-term debt, excluding current maturities	3,735,736	3,159,336
Deferred income taxes	393,353	484,970
Other long-term liabilities	395,808	312,939
Redeemable non-controlling interests	22,469	—
Commitments and contingencies
Stockholders’ equity:
Common stock $.0001 par value	23	22
Authorized shares: 1,600,000
Shares issued: 227,668 and 224,310
Shares outstanding: 139,452 and 137,232
Class B common stock $.0001 par value	1	1
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	9,070,498	8,794,298
Treasury stock - Common stock, at cost	(4,664,705)	(4,510,655)
Shares: 88,216 and 87,077
Retained earnings	321,576	129,034
Accumulated other comprehensive income (loss)	(123,973)	(280,399)
Total Expedia, Inc. stockholders’ equity	4,603,420	4,132,301
Non-redeemable non-controlling interests	1,611,890	1,560,802
Total stockholders’ equity	6,215,310	5,693,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,035,232	$15,777,546
See accompanying notes.

EXPEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Operating activities:
Net income	$318,484	$176,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	448,744	344,833
Amortization of stock-based compensation	103,592	197,602
Amortization of intangible assets	203,966	249,119
Impairment of intangible assets	—	2,141
Deferred income taxes	(89,277)	(66,050)
Foreign exchange (gain) loss on cash, cash equivalents and short-term investments, net	(81,694)	(16,508)
Realized (gain) loss on foreign currency forwards	(831)	34,515
Other	(9,294)	(7,015)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(428,191)	(297,258)
Prepaid expenses and other assets	(108,292)	(51,995)
Accounts payable, merchant	259,225	158,453
Accounts payable, other, accrued expenses and other current liabilities	298,198	91,221
Tax payable/receivable, net	(29,051)	(57,521)
Deferred merchant bookings	1,017,524	722,768
Deferred revenue	18,922	62,970
Net cash provided by operating activities	1,922,025	1,543,678
Investing activities:
Capital expenditures, including internal-use software and website development	(525,596)	(567,044)
Purchases of investments	(1,713,195)	(20,446)
Sales and maturities of investments	920,880	31,637
Net settlement of foreign currency forwards	831	(34,515)
Acquisitions, net of cash acquired	(170,293)	(777)
Other, net	7,195	2,222
Net cash used in investing activities	(1,480,178)	(588,923)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	992,470	(1,792)
Payment of HomeAway Convertible Notes	—	(401,424)
Purchases of treasury stock	(154,050)	(366,723)
Payment of dividends to stockholders	(130,263)	(111,009)
Proceeds from exercise of equity awards and employee stock purchase plan	180,031	103,760
Other, net	(27,676)	(38,109)
Net cash provided by (used in) financing activities	860,512	(815,297)
Effect of exchange rate changes on cash and cash equivalents	140,716	28,718
Net increase in cash and cash equivalents	1,443,075	168,176
Cash and cash equivalents at beginning of period	1,796,811	1,676,299
Cash and cash equivalents at end of period	$3,239,886	$1,844,475
Supplemental cash flow information
Cash paid for interest	$162,395	$152,008
Income tax payments, net	134,980	103,901
See accompanying notes.

Notes to Consolidated Financial Statements
September 30, 2017
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
Seasonality
We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as we aggressively market during the busy booking period

Notes to Consolidated Financial Statements – (Continued)

for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations, advertising business or a change in our product mix, including the assimilation and growth of HomeAway, may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends. We expect that as HomeAway continues its shift to more of a transaction-based business model for vacation rental listings its seasonal trends may be somewhat more pronounced than our other traditional leisure businesses.
Note 2 – Summary of Significant Accounting Policies
Recent Accounting Policies Not Yet Adopted
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standard's Board ("FASB") issued an Accounting Standards Update ("ASU") amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an ASU deferring the effective date of the revenue standard so it would be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption prohibited before December 15, 2016. In addition, the FASB has also issued several amendments to the standard which clarify certain aspects of the guidance, including principal versus agent considerations and identifying performance obligations.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective). We will adopt this new guidance in the first quarter of 2018 and apply the modified retrospective method.
We have determined the new guidance will not change our previous conclusions on net presentation. We have also determined that the standard will impact our loyalty program accounting as we will no longer be permitted to use the incremental cost method when recording the financial impact of rewards earned in conjunction with our traveler loyalty programs. Instead, we will be required to re-value our liability using a relative fair value approach. Additionally, due to the new definition of variable consideration, we will be required to estimate and record certain variable payments earlier than currently recorded. Both modifications will result in cumulative-effect adjustments to opening retained earnings, with an insignificant change to revenue on a go-forward basis. The new guidance will likely also result in insignificant changes in the timing and classification of certain other revenue streams.
As we complete our overall assessment, we will identify and implement changes to our accounting policies and practices, business processes, and controls to support the new revenue recognition standard and disclosure requirements.
Recognition and Measurement of Financial Instruments. In January 2016, the FASB issued new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The most significant impact for the Company is with respect to the requirement that equity investments with readily determinable fair values, such as our investment in Despegar.com, Corp ("Despegar"), must be carried at fair value with changes in fair value recorded through net income. Today, such investment is designated as available for sale and is recorded at fair value with changes in fair value recorded through other comprehensive income. Upon adoption in the first quarter of 2018, we will record a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of the annual period of adoption related to unrealized gains/losses, net of tax, previously classified within other comprehensive income and will begin recording fair value changes within other, net on our consolidated statements of operations. Fair value changes could vary significantly period to period. In addition, we intend to elect to measure minority equity investments that do not have a readily determinable fair value at cost less impairment, adjusted by observable price changes as permitted by the new guidance with changes recorded within other, net on our consolidated statements of operations.
Definition of a Business. In January 2017, the FASB issued new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The standard must be applied prospectively. Upon adoption, the standard will impact how we assess acquisitions (or disposals) of assets or businesses.
Statement of Cash Flows. In August and November 2016, the FASB issued new guidance related to the statement of cash flows which clarifies how companies present and classify certain cash receipts and cash payments as well as amends current

Notes to Consolidated Financial Statements – (Continued)

guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We plan to adopt this new guidance on January 1, 2018 retrospectively and currently anticipate the most significant impact will be to include in our cash and cash-equivalent balances in the consolidated statement of cash flow those amounts that are deemed to be restricted cash and restricted cash equivalents.
Intra-entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued new guidance amending the accounting for income taxes associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.
Leases. In February 2016, the FASB issued new guidance related to accounting and reporting guidelines for leasing arrangements. The new guidance requires entities that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted and should be applied using a modified retrospective approach. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.
Hedge Accounting. In August 2017, the FASB amended the existing accounting guidance for hedge accounting. The amendments require expanded hedge accounting for both non-financial and financial risk components and refine the measurement of hedge results to better reflect an entity's hedging strategies. The new guidance also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.
Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those annual periods. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.
Simplifying the Goodwill Impairment Test. In January 2017, the FASB issued new guidance simplifying subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. Upon adoption, the standard will impact how we assess goodwill for impairment. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.
Note 3 – Acquisitions and Other Investments
During the nine months ended September 30, 2017, we completed several business combinations, one of which we made an initial investment in during 2015. The following summarizes the preliminary aggregate purchase price allocation for these acquisitions, in thousands:

Notes to Consolidated Financial Statements – (Continued)

Goodwill	$126,388
Intangibles with definite lives (1)	75,894
Net assets and non-controlling interests acquired (2)	11,887
Deferred tax liabilities	(20,814)
Total (3)	$193,355

(1)	Acquired intangible assets with definite lives have a weighted average useful life of 3.8 years.

(2)	Includes cash acquired of $5 million.

(3)
The total purchase price includes noncash consideration of $10 million related to the removal of a cost method investment upon our acquisition of a controlling interest as well as $8 million related to replacement stock awards attributable to pre-acquisition service, with the remainder paid in cash during the period.

The redeemable non-controlling interest in one of our acquisitions is redeemable at an amount other than fair value requiring that each period we adjust the non-controlling interest to redemption value through earnings. In addition, another of our acquisitions made during the period includes redeemable non-controlling interests, which are redeemable at fair value requiring that each period we adjust the changes in the fair value of the non-controlling interest through retained earnings (or additional paid-in capital if there is no retained earnings). Fair value determinations are based on various valuation techniques, including market comparables and discounted cash flow projections.
Of the goodwill recorded for the business combinations, $12 million is expected to be deductible for tax purposes with the remainder not expected to be deductible. The purchase price allocations were based on preliminary valuations of the assets acquired and liabilities assumed and are subject to revision. The results of operations were immaterial from the transaction close dates through September 30, 2017. Pro forma results have not been presented as such pro forma financial information would not be materially different from historical results.
Other Investments. On July 27, 2017, we announced that Expedia and Traveloka Holding Limited ("Traveloka"), a Southeast Asian online travel company, have expanded our partnership to include deeper cooperation on hotel supply and that we made a $350 million investment in Traveloka, the majority of which is accounted for as a cost method investment and included within long-term investment and other assets on the consolidated balance sheet with a small portion allocated to intangible assets.
Note 4 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$49,734	$49,734	$—
Time deposits	732,907	—	732,907
Restricted cash:
Time deposits	2,362	—	2,362
Investments:
Time deposits	504,070	—	504,070
Corporate debt securities	42,178	—	42,178
Marketable equity securities	306,900	306,900	—
Total assets	$1,638,151	$356,634	$1,281,517

Liabilities
Derivatives:
Foreign currency forward contracts	$7,457	$—	$7,457

Notes to Consolidated Financial Statements – (Continued)

Financial assets measured at fair value on a recurring basis as of December 31, 2016 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In thousands)
Assets
Cash equivalents:
Money market funds	$113,955	$113,955	$—
Time deposits	299,585	—	299,585
Investments:
Time deposits	24,576	—	24,576
Corporate debt securities	64,227	—	64,227
Total assets	$502,343	$113,955	$388,388

Liabilities
Derivatives:
Foreign currency forward contracts	$4,402	$—	$4,402
We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of September 30, 2017 and December 31, 2016, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.
We invest in investment grade corporate debt securities, all of which are classified as available for sale. As of September 30, 2017, we had $37 million of short-term and $6 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses both of less than $1 million. As of December 31, 2016, we had $48 million of short-term and $16 million of long-term available for sale investments and the amortized cost basis of the investments approximated their fair value with both gross unrealized gains and gross unrealized losses of less than $1 million.
On September 20, 2017, Despegar completed its initial public offering and, therefore we designated our previous cost method investment in Despegar as available for sale. As of September 30, 2017, the cost basis was $273 million and related gross unrealized gain was $34 million.
We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments. Additionally, we have time deposits classified as restricted cash for certain traveler deposits.
Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of September 30, 2017, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $2.6 billion. We had a net forward liability of $7 million and $4 million recorded in accrued expenses and other current liabilities as of September 30, 2017 and December 31, 2016. We recorded $(11) million and $4 million in net gains (losses) from foreign currency forward contracts during the three months ended September 30, 2017 and 2016 as well as $(2) million and $(44) million in net gains (losses) during the nine months ended September 30, 2017 and 2016.
Assets Measured at Fair Value on a Non-recurring Basis
Our non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are adjusted to fair value only when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements are based predominately on Level 3 inputs.
Cost Method Investments. As of September 30, 2017 and December 31, 2016, the carrying values of our investments accounted for under the cost method totaled $372 million and $323 million. We periodically evaluate the recoverability of each investment and record a write-down to fair value if a decline in value is determined to be other-than-temporary. During the nine

Notes to Consolidated Financial Statements – (Continued)

months ended September 30, 2017, we recorded $14 million in net losses related to cost method investments, which included $6 million in other-than-temporary impairments during the first six months of 2017 as well as a loss recognized on the liquidation of an investment of $9 million during the third quarter of 2017. During the nine months ended September 30, 2016, we recorded an $11 million other-than-temporary impairment related to a cost method investment.
Note 5 – Debt
The following table sets forth our outstanding debt:

	September 30, 2017	December 31, 2016
	(In thousands)
7.456% senior notes due 2018	$500,000	$500,000
5.95% senior notes due 2020	747,626	747,020
2.5% (€650 million) senior notes due 2022	762,264	677,503
4.5% senior notes due 2024	494,987	494,472
5.0% senior notes due 2026	741,073	740,341
3.8% senior notes due 2028	989,786	—
Total debt(1)	4,235,736	3,159,336
Current maturities of long-term debt	(500,000)	—
Long-term debt, excluding current maturities	$3,735,736	$3,159,336

(1)	Net of applicable discounts and debt issuance costs.
Long-term Debt
Our $500 million in registered senior unsecured notes outstanding at September 30, 2017 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our $750 million in registered senior unsecured notes outstanding at September 30, 2017 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our Euro 650 million in registered senior unsecured notes outstanding at September 30, 2017 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.
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
Our $500 million in registered senior unsecured notes outstanding at September 30, 2017 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.

Notes to Consolidated Financial Statements – (Continued)

Our $750 million in registered senior unsecured notes outstanding at September 30, 2017 are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
In September 2017, we privately placed $1 billion of senior unsecured notes that are due in February 2028 and bear interest at 3.8% (the "3.8% Notes"). The 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning February 15, 2018. We may redeem the 3.8% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.8% Notes prior to November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.8% Notes on or after November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest. We also entered into a registration rights agreement with respect to the 3.8% Notes, under which we agreed to use commercially reasonable best efforts to file a registration statement to permit the exchange of the 3.8% Notes for registered notes having the same financial terms and covenants as the 3.8% Notes, and cause such registration statement to become effective and complete the related exchange offer within 365 days of the issuance of the 3.8% Notes. If we fail to satisfy certain of its obligations under the registration rights agreement, we will be required to pay additional interest of 0.25% per annum to the holders of the 3.8% Notes until such registrations right default is cured.
The 7.456%, 5.95%, 4.5%, 2.5%, 5.0% and 3.8% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia and guaranteed by certain domestic Expedia subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia and the guarantor subsidiaries. For further information, see Note 12 – Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $25 million and $63 million as of September 30, 2017 and December 31, 2016. The 5.95%, 4.5%, 2.5%, 5.0% and 3.8% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.
The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	September 30, 2017	December 31, 2016
	(In thousands)
7.456% senior notes due 2018	$524,000	$541,000
5.95% senior notes due 2020	822,000	823,000
2.5% (€650 million) senior notes due 2022 (1)	820,000	718,000
4.5% senior notes due 2024	531,000	511,000
5.0% senior notes due 2026	819,000	782,000
3.8% senior notes due 2028	992,000	—

(1)	Approximately 694 million Euro as of September 30, 2017 and 682 million Euro as of December 31, 2016.
Credit Facility
Expedia, Inc. maintains a $1.5 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia subsidiaries that are the same as under the Notes and expires in February 2021. As of September 30, 2017 and December 31, 2016, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of September 30, 2017. The facility contains covenants including maximum leverage and minimum interest coverage ratios.
The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As September 30, 2017 and December 31, 2016, there were $16 million and $19 million of outstanding stand-by LOCs issued under the facility.

Notes to Consolidated Financial Statements – (Continued)

In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia, Inc., that may be terminated at any time by the lender. As of September 30, 2017 and December 31, 2016, there were no borrowings outstanding.
Note 6 – Stockholders’ Equity
Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Nine Months Ended September 30, 2017
February 7, 2017	$0.28	March 9, 2017	$42,247	March 30, 2017
April 26, 2017	0.28	May 25, 2017	42,438	June 15, 2017
July 26, 2017	0.30	August 24, 2017	45,578	September 14, 2017
Nine Months Ended September 30, 2016
February 8, 2016	0.24	March 10, 2016	36,174	March 30, 2016
April 26, 2016	0.24	May 26, 2016	35,773	June 16, 2016
July 27, 2016	0.26	August 25, 2016	39,062	September 15, 2016
In addition, in October 2017, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on December 7, 2017 to stockholders of record as of the close of business on November 16, 2017. Future declarations of dividends are subject to final determination by our Board of Directors.
Share Repurchases
In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. There is no fixed termination date for the repurchases. During the nine months ended September 30, 2017, we repurchased, through open market transactions, 1.0 million shares under this authorization for the total cost of $139 million, excluding transaction costs, representing an average repurchase price of $135.49 per share. As of September 30, 2017, 6.2 million shares remain authorized for repurchase under the 2015 authorization.
Stock-based Awards
Stock-based compensation expense relates primarily to expense for stock options and restricted stock units (“RSUs”). As of September 30, 2017, we had stock-based awards outstanding representing approximately 19 million shares of our common stock, consisting of options to purchase approximately 16 million shares of our common stock with a weighted average exercise price of $93.89 and weighted average remaining life of 4.6 years and approximately 2 million RSUs.
During the third quarter of 2017, as a result of the recent departure of our former CEO and the related forfeiture of certain of his stock-based awards, we reversed $41 million of previously recognized stock-based compensation within general and administrative expense. For the three months ended September 30, 2017, we recognized $6 million of total stock-based compensation expense, compared to $48 million for the same period in 2016.
Accumulated Other Comprehensive Income (Loss)
The balance for each class of accumulated other comprehensive loss as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Foreign currency translation adjustments, net of tax(1)	$(144,653)	$(280,426)
Net unrealized gain on available for sale securities, net of tax(2)	20,680	27
Accumulated other comprehensive loss	$(123,973)	$(280,399)

Notes to Consolidated Financial Statements – (Continued)

(1)
Foreign currency translation adjustments, net of tax, include foreign currency transaction losses at September 30, 2017 of $37 million ($59 million before tax) and gains at December 31, 2016 of $16 million ($25 million before tax) associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 5 – Debt for more information. The remaining balance in currency translation adjustments excludes income taxes as a result of our current intention to indefinitely reinvest the earnings of our international subsidiaries outside of the United States.

(2)	The net unrealized gain on available for sale securities before tax at September 30, 2017 was $34 million.
Note 7 – Earnings Per Share
The following table presents our basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income attributable to Expedia, Inc.	$352,238	$279,331	$322,805	$202,391
Earnings per share attributable to Expedia, Inc. available to common stockholders:
Basic	$2.32	$1.86	$2.13	$1.35
Diluted	2.23	1.81	2.06	1.31
Weighted average number of shares outstanding:
Basic	152,088	150,239	151,406	150,281
Dilutive effect of:
Options to purchase common stock	5,009	3,745	4,564	3,815
Other dilutive securities	663	252	550	236
Diluted	157,760	154,236	156,520	154,332
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and nine months ended September 30, 2017, approximately 1 million of outstanding stock awards were excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three and nine months ended September 30, 2016, approximately 9 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
Note 8 – Restructuring and Related Reorganization Charges
In connection with activities to centralize and optimize certain operations as well as migrate technology platforms in the prior year, primarily related to previously disclosed acquisitions, we recognized $16 million and $46 million in restructuring and related reorganization charges during the nine months ended September 30, 2017 and 2016. Based on current plans, which are subject to change, we expect to incur less than $5 million during the remainder of 2017 related to these integrations and estimates do not include any possible future acquisition integrations. Accrued restructure liabilities were $15 million and $18 million as of September 30, 2017 and December 31, 2016.
Note 9 – Income Taxes
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items.

Notes to Consolidated Financial Statements – (Continued)

For the nine months ended September 30, 2017, we recorded a 6.6% tax rate expense on pre-tax income, which was driven by discrete income tax items, specifically the recognition of excess tax benefits related to share-based payments. The effective tax rate for the nine months ended September 30, 2016 was a 9.2% tax rate benefit measured against a pre-tax income, and was due to discrete income tax items including release of a valuation allowance for net operating losses in the first quarter of 2016, as well as recognition of excess tax benefits related to share-based payments resulting from the adoption of new accounting guidance for share-based payments as of January 1, 2016.
In addition to the above, our effective tax rate for all periods was lower than the 35% federal statutory rate due to earnings in foreign jurisdictions outside of the United States, predominately Switzerland, where our statutory income tax rate is lower as well as excess tax benefits.
We are subject to taxation in the United States and various other state and foreign jurisdictions. We are under examination by the Internal Revenue Service ("IRS") for our 2009 through 2013 tax years. Our 2014 and subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. During first quarter of 2017, the IRS issued proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2009 to 2010 audit cycle. The proposed adjustments would increase our U.S. taxable income by $105 million, which would result in federal tax expense of approximately $37 million, subject to interest. We do not agree with the position of the IRS and are formally protesting the IRS position.
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
Litigation Relating to Occupancy Taxes. Ninety-six lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Seventeen are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-one of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-seven dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $40 million and $71 million as of September 30, 2017 and December 31, 2016. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
Hawaii (General Excise Tax). During 2013, the Expedia companies were required to “pay-to-play” and paid a total of $171 million in advance of litigation relating to general excise taxes for merchant model hotel reservations in the State of Hawaii. In September 2015, following a ruling by the Hawaii Supreme Court, the State of Hawaii refunded the Expedia companies $132 million of the original “pay-to-play” amount. Orbitz also received a similar refund of $22 million from the

Notes to Consolidated Financial Statements – (Continued)

State of Hawaii in September 2015. The amount paid, net of refunds, by the Expedia companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services for merchant model hotel reservations was $44 million. The parties reached a settlement relating to Orbitz merchant model hotel tax liabilities, and on October 5, 2016, the Expedia companies paid the State of Hawaii for the tax years 2012 through 2015. The Expedia companies, including Orbitz, have now resolved all assessments by the State of Hawaii for merchant model hotel taxes through 2015.
The Department of Taxation also issued final assessments for general excise taxes against the Expedia companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions. Those assessments are currently under review in the Hawaii tax courts. The Hawaii tax court has scheduled trial on the agency hotel and car rental matters for February 9, 2019.
Final assessments by the Hawaii Department of Taxation for general exercise taxes against the Expedia companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also currently under review in the Hawaii tax courts. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a stipulated order and final judgment. On May 15, 2017, the Expedia companies paid under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal. The parties filed notices of cross-appeal from the order. The appeals have been transferred to the Hawaii Supreme Court and remain pending. The Hawaii tax court’s decision did not resolve merchant car rental transactions for the tax year 2014, which also remain under review.
San Francisco (Occupancy Tax). During 2009, Expedia companies were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco and, in May 2014, the Expedia companies paid an additional $25.5 million under protest in order to contest additional assessments for later time periods. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco to contest similar assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation. The California Court of Appeals has lifted the stay for this case and the appeal is proceeding.
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

Notes to Consolidated Financial Statements – (Continued)

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
The Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia entities objecting to certain parity clauses in contracts between Expedia entities and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. The DGCCRF appealed the decision and, on June 21, 2017, the Paris Court of Appeal published a judgment overturning the decision. The court annulled parity clauses contained in the agreements at issue, ordered Expedia to amend its contracts, and imposed a fine. Expedia intends to appeal the decision. Any such appeal will not stay payment of the fine.
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
Legislative bodies in certain countries have also adopted, or are proposing to adopt, new domestic anti-parity clause legislation. On July 9, 2015, the French National Assembly adopted Article 133 of the Loi Macron ("Article 133") that seeks to define the nature of the relationship between online reservation platforms and French hotels. Article 133 became effective on August 8, 2015. Expedia considers that Article 133 was drafted ambiguously and can be interpreted in a way that violates both EU and French legal principles. Therefore Expedia has submitted a complaint to the European Commission relating to Article 133. However, following the effective date, Expedia has been in contact with its hotel partners in France regarding the impact of Article 133. Legislation banning certain parity provisions in contracts between online travel companies and Austrian accommodation providers became effective on December 31, 2016. Expedia believes this legislation violates both EU and Austrian legal principles and therefore, Expedia has submitted a complaint to the European Commission relating to this

Notes to Consolidated Financial Statements – (Continued)

legislation. Furthermore, legislation banning certain parity provisions in contracts between online travel companies and Italian accommodation providers became effective on August 29, 2017. Expedia believes this legislation violates both EU and Italian legal principles and therefore, Expedia will also challenge this legislation at the European Commission.
A motion requesting the Swiss government to take action on narrow price parity has been adopted in the Swiss parliament. Moreover, in Belgium, the government is also reviewing narrow parity provisions. The Company is unable to predict whether these proposals in their current form or in another form will ultimately be adopted and, if so, when this might be the case. It is not yet clear how any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia’s business.
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
Note 11 – Segment Information
We have four reportable segments: Core Online Travel Agencies (“Core OTA”), trivago, HomeAway and Egencia. Our Core OTA segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Orbitz, CheapTickets, ebookers, Expedia Affiliate Network, Hotwire.com, Travelocity, Wotif Group, CarRentals.com, Classic Vacations and SilverRail Technologies, Inc. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our HomeAway segment operates an online marketplace for the vacation rental industry. Our Egencia segment provides managed travel services to corporate customers worldwide.
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

Notes to Consolidated Financial Statements – (Continued)

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
The following tables present our segment information for the three and nine months ended September 30, 2017 and September 30, 2016. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended September 30, 2017
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,313,717	$221,143	$304,757	$126,231	$—	$2,965,848
Intersegment revenue	—	116,439	—	—	(116,439)	—
Revenue	$2,313,717	$337,582	$304,757	$126,231	$(116,439)	$2,965,848
Adjusted EBITDA	737,121	(8,435)	125,939	20,444	(165,804)	709,265
Depreciation	(78,339)	(2,168)	(10,707)	(10,968)	(53,962)	(156,144)
Amortization of intangible assets	—	—	—	—	(71,011)	(71,011)
Stock-based compensation	—	—	—	—	(6,279)	(6,279)
Legal reserves, occupancy tax and other	—	—	—	—	1,499	1,499
Restructuring and related reorganization charges	—	—	—	—	(3,983)	(3,983)
Realized (gain) loss on revenue hedges	8,381	—	—	—	—	8,381
Operating income (loss)	$667,163	$(10,603)	$115,232	$9,476	$(299,540)	481,728
Other expense, net						(66,297)
Income before income taxes						415,431
Provision for income taxes						(66,078)
Net income						349,353
Net loss attributable to non-controlling interests						2,885
Net income attributable to Expedia, Inc.						$352,238

Notes to Consolidated Financial Statements – (Continued)

	Three Months Ended September 30, 2016
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$2,083,393	$175,953	$209,797	$111,762	$—	$2,580,905
Intersegment revenue	—	100,520	—	—	(100,520)	—
Revenue	$2,083,393	$276,473	$209,797	$111,762	$(100,520)	$2,580,905
Adjusted EBITDA	$713,849	$5,725	$77,342	$18,155	$(148,383)	$666,688
Depreciation	(65,251)	(2,622)	(4,954)	(8,342)	(42,386)	(123,555)
Amortization of intangible assets	—	—	—	—	(74,939)	(74,939)
Impairment of intangible assets	—	—	—	—	(2,141)	(2,141)
Stock-based compensation	—	—	—	—	(48,263)	(48,263)
Legal reserves, occupancy tax and other	—	—	—	—	(22,332)	(22,332)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	—	(5,591)	(5,591)
Realized (gain) loss on revenue hedges	(3,715)	—	—	—	—	(3,715)
Operating income (loss)	$644,883	$3,103	$72,388	$9,813	$(344,035)	386,152
Other expense, net						(46,597)
Income before income taxes						339,555
Provision for income taxes						(60,627)
Net income						278,928
Net loss attributable to non-controlling interests						403
Net income attributable to Expedia, Inc.						$279,331

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2017
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$6,022,651	$620,545	$713,833	$383,607	$—	$7,740,636
Intersegment revenue	—	330,905	—	—	(330,905)	—
Revenue	$6,022,651	$951,450	$713,833	$383,607	$(330,905)	$7,740,636
Adjusted EBITDA	$1,531,355	$13,854	$171,105	$75,122	$(481,401)	$1,310,035
Depreciation	(225,391)	(5,969)	(27,212)	(30,477)	(159,695)	(448,744)
Amortization of intangible assets	—	—	—	—	(203,966)	(203,966)
Stock-based compensation	—	—	—	—	(103,592)	(103,592)
Legal reserves, occupancy tax and other	—	—	—	—	(22,956)	(22,956)
Restructuring and related reorganization charges	—	—	—	—	(15,590)	(15,590)
Realized (gain) loss on revenue hedges	(3,524)	—	—	—	—	(3,524)
Operating income (loss)	$1,302,440	$7,885	$143,893	$44,645	$(987,200)	511,663
Other expense, net						(170,805)
Income before income taxes						340,858
Provision for income taxes						(22,374)
Net income						318,484
Net loss attributable to non-controlling interests						4,321
Net income attributable to Expedia, Inc.						$322,805

	Nine months ended September 30, 2016
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In thousands)
Third-party revenue	$5,388,178	$422,852	$523,588	$346,117	$—	$6,680,735
Intersegment revenue	—	230,314	—	—	(230,314)	—
Revenue	$5,388,178	$653,166	$523,588	$346,117	$(230,314)	$6,680,735
Adjusted EBITDA	$1,434,424	$20,466	$132,926	$59,986	$(473,665)	$1,174,137
Depreciation	(186,308)	(5,593)	(12,721)	(23,267)	(116,944)	(344,833)
Amortization of intangible assets	—	—	—	—	(249,119)	(249,119)
Impairment of intangible assets	—	—	—	—	(2,141)	(2,141)
Stock-based compensation	—	—	—	—	(197,602)	(197,602)
Legal reserves, occupancy tax and other	—	—	—	—	(28,650)	(28,650)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	—	(33,584)	(33,584)
Realized (gain) loss on revenue hedges	(3,692)	—	—	—	—	(3,692)
Operating income (loss)	$1,244,424	$14,873	$120,205	$36,719	$(1,101,705)	314,516
Other expense, net						(153,042)
Income before income taxes						161,474
Provision for income taxes						14,929
Net income						176,403
Net loss attributable to non-controlling interests						25,988
Net income attributable to Expedia, Inc.						$202,391

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
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,227,363	$856,241	$(117,756)	$2,965,848
Costs and expenses:
Cost of revenue	—	347,447	115,751	(4,639)	458,559
Selling and marketing	—	1,012,045	561,794	(113,132)	1,460,707
Technology and content	—	250,460	99,601	—	350,061
General and administrative	—	72,498	68,785	15	141,298
Amortization of intangible assets	—	45,009	26,002	—	71,011
Legal reserves, occupancy tax and other	—	(1,499)	—	—	(1,499)
Restructuring and related reorganization charges	—	1,266	2,717	—	3,983
Intercompany (income) expense, net	—	204,903	(204,903)	—	—
Operating income	—	295,234	186,494	—	481,728
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	379,632	162,089	—	(541,721)	—
Other, net	(43,448)	(32,138)	9,289	—	(66,297)
Total other income (expense), net	336,184	129,951	9,289	(541,721)	(66,297)
Income before income taxes	336,184	425,185	195,783	(541,721)	415,431
Provision for income taxes	16,054	(42,975)	(39,157)	—	(66,078)
Net income	352,238	382,210	156,626	(541,721)	349,353
Net loss attributable to non-controlling interests	—	—	2,885	—	2,885
Net income attributable to Expedia, Inc.	$352,238	$382,210	$159,511	$(541,721)	$352,238
Comprehensive income attributable to Expedia, Inc.	$416,605	$461,760	$261,118	$(722,878)	$416,605

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$1,989,806	$696,558	$(105,459)	$2,580,905
Costs and expenses:
Cost of revenue	—	333,872	86,609	(3,574)	416,907
Selling and marketing	—	848,930	457,559	(101,968)	1,204,521
Technology and content	—	220,809	80,567	70	301,446
General and administrative	—	117,924	47,892	13	165,829
Amortization of intangible assets	—	54,169	20,770	—	74,939
Impairment of intangible assets	—	—	2,141	—	2,141
Legal reserves, occupancy tax and other	—	22,332	—	—	22,332
Restructuring and related reorganization charges	—	4,358	2,280	—	6,638
Intercompany (income) expense, net	—	128,787	(128,787)	—	—
Operating income	—	258,625	127,527	—	386,152
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	305,307	115,361	—	(420,668)	—
Other, net	(41,199)	(18,905)	13,507	—	(46,597)
Total other income (loss), net	264,108	96,456	13,507	(420,668)	(46,597)
Income before income taxes	264,108	355,081	141,034	(420,668)	339,555
Provision for income taxes	15,223	(47,643)	(28,207)	—	(60,627)
Net income	279,331	307,438	112,827	(420,668)	278,928
Net loss attributable to non-controlling interests	—	—	403	—	403
Net income attributable to Expedia, Inc.	$279,331	$307,438	$113,230	$(420,668)	$279,331
Comprehensive income attributable to Expedia, Inc.	$271,785	$303,969	$109,258	$(413,227)	$271,785

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine months ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$5,874,289	$2,201,332	$(334,985)	$7,740,636
Costs and expenses:
Cost of revenue	—	1,017,582	314,184	(12,513)	1,319,253
Selling and marketing	—	2,919,254	1,577,429	(322,509)	4,174,174
Technology and content	—	736,820	277,819	(8)	1,014,631
General and administrative	—	292,706	185,652	45	478,403
Amortization of intangible assets	—	136,812	67,154	—	203,966
Legal reserves, occupancy tax and other	—	22,956	—	—	22,956
Restructuring and related reorganization charges	—	4,679	10,911	—	15,590
Intercompany (income) expense, net	—	591,165	(591,165)	—	—
Operating income	—	152,315	359,348	—	511,663
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	403,375	330,799	—	(734,174)	—
Other, net	(127,787)	(77,793)	34,775	—	(170,805)
Total other income (expense), net	275,588	253,006	34,775	(734,174)	(170,805)
Income before income taxes	275,588	405,321	394,123	(734,174)	340,858
Provision for income taxes	47,217	9,234	(78,825)	—	(22,374)
Net income	322,805	414,555	315,298	(734,174)	318,484
Net loss attributable to non-controlling interests	—	—	4,321	—	4,321
Net income attributable to Expedia, Inc.	$322,805	$414,555	$319,619	$(734,174)	$322,805
Comprehensive income attributable to Expedia, Inc.	$479,231	$623,868	$550,984	$(1,174,852)	$479,231

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine months ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$5,159,351	$1,754,111	$(232,727)	$6,680,735
Costs and expenses:
Cost of revenue	—	974,040	261,545	(9,728)	1,225,857
Selling and marketing	—	2,367,393	1,254,774	(223,305)	3,398,862
Technology and content	—	659,532	251,148	241	910,921
General and administrative	—	319,156	185,174	65	504,395
Amortization of intangible assets	—	169,988	79,131	—	249,119
Impairment of intangible assets	—	—	2,141	—	2,141
Legal reserves, occupancy tax and other	—	28,650	—	—	28,650
Restructuring and related reorganization charges	—	28,135	18,139	—	46,274
Intercompany (income) expense, net	—	497,160	(497,160)	—	—
Operating income	—	115,297	199,219	—	314,516
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	280,012	210,051	—	(490,063)	—
Other, net	(123,110)	(51,294)	21,362	—	(153,042)
Total other income (loss), net	156,902	158,757	21,362	(490,063)	(153,042)
Income before income taxes	156,902	274,054	220,581	(490,063)	161,474
Provision for income taxes	45,489	13,556	(44,116)	—	14,929
Net income	202,391	287,610	176,465	(490,063)	176,403
Net loss attributable to non-controlling interests	—	—	25,988	—	25,988
Net income attributable to Expedia, Inc.	$202,391	$287,610	$202,453	$(490,063)	$202,391
Comprehensive income attributable to Expedia, Inc.	$180,173	$277,161	$165,262	$(442,423)	$180,173

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$340,976	$3,833,431	$2,403,496	$(594,101)	$5,983,802
Investment in subsidiaries	10,199,706	4,243,396	—	(14,443,102)	—
Intangible assets, net	—	1,780,868	596,729	—	2,377,597
Goodwill	—	6,369,003	1,857,170	—	8,226,173
Other assets, net	4,107	1,670,938	785,430	(12,815)	2,447,660
TOTAL ASSETS	$10,544,789	$17,897,636	$5,642,825	$(15,050,018)	$19,035,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$593,743	$7,187,492	$1,085,422	$(594,101)	$8,272,556
Long-term debt	3,735,736	—	—	—	3,735,736
Other liabilities	—	543,894	258,082	(12,815)	789,161
Redeemable non-controlling interests	—	10,518	11,951	—	22,469
Stockholders’ equity	6,215,310	10,155,732	4,287,370	(14,443,102)	6,215,310
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,544,789	$17,897,636	$5,642,825	$(15,050,018)	$19,035,232
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$293,759	$2,535,711	$1,829,191	$(1,208,410)	$3,450,251
Investment in subsidiaries	9,536,273	3,410,687	—	(12,946,960)	—
Intangible assets, net	—	1,921,519	525,133	—	2,446,652
Goodwill	—	6,392,479	1,549,544	—	7,942,023
Other assets, net	4,107	1,608,218	331,818	(5,523)	1,938,620
TOTAL ASSETS	$9,834,139	$15,868,614	$4,235,686	$(14,160,893)	$15,777,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$981,700	$5,733,755	$620,153	$(1,208,410)	$6,127,198
Long-term debt	3,159,336	—	—	—	3,159,336
Other liabilities	—	629,634	173,798	(5,523)	797,909
Stockholders’ equity	5,693,103	9,505,225	3,441,735	(12,946,960)	5,693,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,834,139	$15,868,614	$4,235,686	$(14,160,893)	$15,777,546

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$1,316,665	$605,360	$1,922,025
Investing activities:
Capital expenditures, including internal-use software and website development	—	(378,384)	(147,212)	(525,596)
Purchases of investments	—	(1,157,533)	(555,662)	(1,713,195)
Sales and maturities of investments	—	757,856	163,024	920,880
Acquisitions, net of cash acquired	—	(169,490)	(803)	(170,293)
Transfers (to) from related parties	—	(5,031)	5,031	—
Other, net	—	1,676	6,350	8,026
Net cash used in investing activities	—	(950,906)	(529,272)	(1,480,178)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	992,470	—	—	992,470
Purchases of treasury stock	(154,050)	—	—	(154,050)
Payment of dividends to stockholders	(130,263)	—	—	(130,263)
Proceeds from exercise of equity awards	179,982	—	49	180,031
Transfers (to) from related parties	(882,740)	763,262	119,478	—
Other, net	(5,399)	(12,966)	(9,311)	(27,676)
Net provided by financing activities	—	750,296	110,216	860,512
Effect of exchange rate changes on cash and cash equivalents	—	38,764	101,952	140,716
Net increase in cash and cash equivalents	—	1,154,819	288,256	1,443,075
Cash and cash equivalents at beginning of the period	—	425,471	1,371,340	1,796,811
Cash and cash equivalents at end of the period	$—	$1,580,290	$1,659,596	$3,239,886

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$1,094,505	$449,173	$1,543,678
Investing activities:
Capital expenditures, including internal-use software and website development	—	(474,982)	(92,062)	(567,044)
Transfers (to) from related parties	—	(172,731)	172,731	—
Purchases of investments	—	—	(20,446)	(20,446)
Sales and maturities of investments	—	28,257	3,380	31,637
Acquisitions, net of cash acquired	—	—	(777)	(777)
Other, net	—	(30,158)	(2,135)	(32,293)
Net cash provided by (used in) investing activities	—	(649,614)	60,691	(588,923)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	(1,792)	—	—	(1,792)
Payment of HomeAway Convertible Notes	—	(401,424)	—	(401,424)
Purchases of treasury stock	(366,723)	—	—	(366,723)
Payment of dividends to stockholders	(111,009)	—	—	(111,009)
Proceeds from exercise of equity awards	103,760	—	—	103,760
Transfers (to) from related parties	377,321	(126,989)	(250,332)	—
Other, net	(1,557)	(8,038)	(28,514)	(38,109)
Net cash used in financing activities	—	(536,451)	(278,846)	(815,297)
Effect of exchange rate changes on cash and cash equivalents	—	15,920	12,798	28,718
Net increase (decrease) in cash and cash equivalents	—	(75,640)	243,816	168,176
Cash and cash equivalents at beginning of period	—	841,696	834,603	1,676,299
Cash and cash equivalents at end of period	$—	$766,056	$1,078,419	$1,844,475

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
Overview
Expedia, Inc. is an online travel company, empowering business and leisure travelers with the tools and information they need to efficiently research, plan, book and experience travel. We created a global travel marketplace used by a broad range of leisure and corporate travelers, offline retail travel agents and travel service providers. We make available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, destination service providers, cruise lines, vacation rental property owners and managers, and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our transaction-based websites.
Our portfolio of brands includes Expedia.com®, Hotels.com®, Expedia® Affiliate Network (“EAN”), trivago®, HomeAway, Egencia®, Orbitz®, Travelocity®, Hotwire.com™, Wotif Group, CheapTickets®, ebookers®, Classic Vacations®, CarRentals.com™, SilverRail Technologies, Inc. ("SilverRail"), Expedia Local Expert™ and Expedia® CruiseShipCenters®. In addition, many of these brands have related international points of sale, including those as part of AirAsia Expedia™. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2016.
All percentages within this section are calculated on actual, unrounded numbers.
Trends
The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2015 and 2016 represented years of continuing improvement for the travel industry. However, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sovereign debt issues, natural disasters and macroeconomic concerns are examples of events that contribute to a somewhat uncertain environment, which could have a negative impact on the travel industry in the future.
Online Travel
Increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2016, over 50% of U.S. and European leisure, unmanaged and corporate travel expenditures occurred online. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, are lagging behind that of the United States and Europe, and are estimated to be in the range of 30% to 40%. These penetration rates have increased over the past few years, and are expected to continue growing, which has attracted many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies have aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by The Priceline Group), trivago (in which Expedia owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools, the impact of which is currently uncertain. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Players such as Airbnb and HomeAway (which Expedia acquired in December 2015) emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is estimated by analysts to account for approximately $100 billion of annual travel spend and expected to continue to grow as a percentage of the global accommodation market. Furthermore, we saw increased interest in the online travel industry from search engine companies as evidenced by recent innovations including direct booking functionality, as well as licensing deals and proposed and actual acquisitions by companies such as Google. Finally, traditional consumer e-commerce and group buying websites expanded their local offerings into the travel market by adding hotel offers to their sites.
The online travel industry also saw the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model saw rapid adoption in Europe. Expedia distributes both merchant (Expedia Collect) and agency (Hotel Collect) hotel offerings for our hotel supply partners through both agency-only contracts as well as our hybrid Expedia Traveler Preference ("ETP") program, which offers travelers the choice of whether to pay Expedia at the time of booking or pay the hotel at the time of stay.
Intense competition also historically led to aggressive marketing efforts by the travel suppliers and intermediaries, and a meaningful unfavorable impact on our overall marketing efficiencies and operating margins. We manage our selling and marketing spending on a brand basis, making decisions in each applicable market that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. In certain cases, particularly in emerging markets, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is less favorable than that for our consolidated business, but for which we still believe the opportunity to be attractive. The crowded online travel environment is now driving certain secondary and tertiary online travel companies to establish marketing agreements with global players in order to leverage distribution and technology capabilities while focusing resources on capturing traveler mind share.
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
Lodging
Lodging includes hotel accommodations as well as alternative accommodations primarily made available through HomeAway. As a percentage of our total worldwide revenue in the first three quarters of 2017, lodging accounted for 68%. Our room night growth has been healthy, with room nights excluding eLong growing 36% in 2015, 32% in 2016, and 17% for the first three quarters of 2017. ADRs for rooms booked on Expedia and HomeAway sites excluding eLong declined 5% in 2015, increased 11% in 2016 due to the acquisition of HomeAway, and increased 3% for the first three quarters of 2017.
Hotel. We generate the majority of our revenue through the facilitation of hotel reservations (stand-alone and package bookings). Although our relationships with our hotel supply partners have remained broadly stable in the past few years, as part of the global rollout of ETP, we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, which has negatively impacted the margin of revenue we earn per booking. In addition, as we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced our economics in various geographies based on local market conditions. These impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth. Additionally, increased promotional activities such as growing loyalty programs contribute to declines in revenue per room night and profitability. Lastly, currency exchange rate fluctuations have had a negative effect on unit economics due to unfavorable book-to-stay as well as translation impacts.
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry generally increased on a currency-neutral basis in a gradually improving overall travel environment. However,

U.S. dollar-denominated hotel ADRs declined in 2015 and 2016, due to the currency translation impact, and increased in the first three quarters of 2017. Current occupancy rates for hotels in the United States remain high; however, U.S. hotel supply growth has been accelerating, which may put additional pressure on ADRs. In international markets, hotel supply is being added at a faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as Asia and certain Latin American markets. Companies like Airbnb and HomeAway also added incremental global supply in the alternative accommodations space. In addition, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi. We have had success adding supply to our marketplace with over 500,000 properties on our global websites as of September 30, 2017, including approximately 95,000 HomeAway vacation rental properties now available on Expedia.com.
Alternative Accommodations. With our acquisition of HomeAway and all of its brands in December 2015, we expanded into the fast growing $100 billion alternative accommodations market. HomeAway is a leader in this market and represents an attractive growth opportunity for Expedia. HomeAway has been undergoing a transition from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. In addition, HomeAway rolled out a traveler service fee in the United States and Europe during the first half of 2016, consistent with market practice. The fee is expected to continue to contribute to HomeAway’s revenue growth and help fund marketing investment, programs to better protect travelers and future growth initiatives. Furthermore, HomeAway moved to a single subscription option globally in July 2016. In the first quarter of 2017, HomeAway began integrating Expedia vacation rental properties onto its sites. Combined with HomeAway's existing inventory, there are nearly 1.5 million online bookable listings available on HomeAway.
Air
Significant airline sector consolidation in the United States in recent years generally resulted in lower overall capacity and higher fares, which combined with the significant declines in fuel prices led to record levels of profitability for the U.S. air carriers, further strengthening their position. However, in 2015 and 2016 and for the first three quarters of 2017, there has been evidence of discounting by the U.S. carriers while currency headwinds and weaker macroeconomic trends put pressure on international results. Ticket prices on Expedia sites excluding eLong declined 11% in 2015, 6% in 2016, and 1% in the first three quarters of 2017 as short-haul traffic and low cost carriers grew alongside increasingly competitive airline pricing. We can encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew, and continue to add airlines to ensure local coverage in new markets.
Air ticket volumes excluding eLong increased 35% in 2015 and 32% in 2016, primarily due to the acquisition of Orbitz, and 5% in the first three quarters of 2017. As a percentage of our total worldwide revenue in the first three quarters of 2017, air accounted for 8%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch site, in addition to Expedia Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first three quarters of 2017, we generated a total of $858 million of advertising and media revenue representing 11% of our total worldwide revenue, up from $617 million in the first three quarters of 2016.
Growth Strategy
Global Expansion. Our Expedia, Hotels.com, Egencia, and EAN brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations in Europe and Wotif Group has a leading portfolio of travel brands, including Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.com.nz and travel.com.au, focused principally on the Australia and New Zealand markets. Egencia, our corporate travel business, operates in over 65 countries around the world and continues to expand. The HomeAway portfolio has over 50 vacation rental sites all around the world. We own a majority share of trivago, a leading hotel metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. trivago continues to operate independently and rapidly grow revenue through global expansion, including aggressive expansion in new countries. In December 2016, trivago successfully completed its initial public offering and trades on the Nasdaq Global Select Market under the symbol "TRVG." In addition, we have commercial agreements in place with Ctrip and eLong in China, Traveloka in Southeast Asia, as well as Decolar.com, Inc. in Latin America, among many others. In the first three quarters of 2017, approximately 37% of our worldwide gross bookings and 45% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating more than two-thirds of our revenue through businesses and points of sale outside of the United States.
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
Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space for more than two decades. Each Expedia technology platform is operated by a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. In the past several years, we made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. For example, we launched new global platforms for Hotels.com and Brand Expedia, enabling us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. In 2013, Expedia signed an agreement to power the technology, supply and customer service platforms for Travelocity-branded sites in the United States and Canada, enabling Expedia to leverage its investments in each of these key areas. During 2014, the Travelocity-branded sites were successfully migrated to the Expedia technology platform. In November 2014, Expedia completed the acquisition of Wotif Group and subsequently converted the Wotif.com site to the Expedia technology platform. In January 2015, we acquired the Travelocity brand and other associated assets from Sabre. The strategic marketing and other related agreements previously entered into were terminated. In September 2015, Expedia acquired Orbitz Worldwide, including all of its brands. The Orbitz, CheapTickets and ebookers sites were migrated to the Expedia technology platform in the first half of 2016, and Orbitz for Business customers were migrated to the Egencia technology platform by July 2016. In December 2015, Expedia acquired HomeAway, Inc., including all of its brands. Additionally, in June 2017, Expedia acquired a majority stake in SilverRail, a leading rail technology distributor. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers. While we aim to drive the top-line growth in our global brands, we are managing our regional brands, such as Travelocity, Orbitz, Wotif, ebookers and CheapTickets, with a greater focus on profitability.
New Channel Penetration. Technological innovations and developments continue to create new opportunities for travel bookings made through mobile devices, in addition to more traditional methods like desktop and laptop computers. In the past few years, each of our brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends, and some of our brands now see more traffic via mobile devices than via traditional PCs. Mobile bookings continue to present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we historically experienced via more traditional online booking methods. Additionally, our brands implemented new technologies like voice-based search, chatbots and messaging apps as mobile-based options for travelers. In addition, we are seeing increasing cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the first three quarters of 2017, approximately one in three Expedia, Inc. transactions were booked globally on a mobile device.
Seasonality
We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel products, including merchant and agency hotel, is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as we aggressively market during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations, advertising business or a change in our product mix, including the assimilation and growth of HomeAway, may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends. We expect that as HomeAway continues its shift to more of a transaction-based business model for vacation rental listings its seasonal trends may be somewhat more pronounced than our other traditional leisure businesses.
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
Recent developments include:

•	City of San Antonio, Texas Litigation. On September 26, 2017, the United States Fifth Circuit Court of Appeals heard argument on the parties’ cross appeals.

•
Denver, Colorado Litigation. The parties have reached a settlement. On October 13, 2017, the Colorado Court of Appeals granted the parties' motion to dismiss their respective appeals, thereby ending the case.

•
State of New Hampshire Litigation. On October 18, 2017, the trial court issued its post-trial order finding that the defendant online travel companies are not subject to the New Hampshire meals and room tax and that their business practices do not violate the state consumer protection act.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $40 million as of September 30, 2017, and $71 million as of December 31, 2016.

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
If we prevail in the litigation for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity. For additional information, including significant pay-to-play payments made by Expedia companies, see Note 10 - Commitments and Contingencies - Legal Proceedings - Pay-to-Play in the notes to the consolidated financial statements.
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
Segments
We have four reportable segments: Core Online Travel Agencies (“Core OTA”), trivago, HomeAway and Egencia. Our Core OTA segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Orbitz, CheapTickets, ebookers, EAN, Hotwire.com, Travelocity, Wotif Group, CarRentals.com, Classic Vacations and SilverRail Technologies, Inc. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our HomeAway segment operates an online marketplace for the vacation rental industry. Our Egencia segment provides managed travel services to corporate customers worldwide.
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
When HomeAway properties are booked through our Core OTA websites and vice versa, the segments split the third-party revenue for management and segment reporting purposes with the majority of the third-party revenue residing with the website marketing the property or room. The operating metrics, including gross bookings and room nights, are not split but instead generally reside entirely with the website marketing the property or room.

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Gross Bookings
Core OTA	$18,456	$17,006	9%	$56,519	$51,414	10%
trivago(1)	—	—	N/A	—	—	N/A
HomeAway(2)	2,013	1,403	44%	6,833	4,681	46%
Egencia	1,728	1,579	9%	5,293	4,914	8%
Total gross bookings	$22,197	$19,988	11%	$68,645	$61,009	13%

Revenue Margin
Core OTA	12.5%	12.3%		10.7%	10.5%
trivago(1)	N/A	N/A		N/A	N/A
HomeAway(2)	15.1%	15.0%		10.4%	11.2%
Egencia	7.3%	7.1%		7.2%	7.0%
Total revenue margin	13.4%	12.9%		11.3%	11.0%
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

The increase in worldwide gross bookings for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily driven by growth in the Core OTA segment, including growth at Brand Expedia, Hotels.com and EAN, as well as HomeAway.
The increase in revenue margin for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily due to a mix shift to higher margin products, including the growth in advertising and media revenue, and the favorable impact of lower air ticket prices, partially offset by lower revenue per room night. The year-to-date period was also partially offset by lower HomeAway revenue margins.
Results of Operations
Revenue

	Three Months Ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Core OTA	$2,314	$2,083	11%	$6,022	$5,388	12%
trivago (Third-party revenue)	221	176	26%	621	423	47%
HomeAway	305	210	45%	714	524	36%
Egencia	126	112	13%	384	346	11%
Total revenue	$2,966	$2,581	15%	$7,741	$6,681	16%

Revenue increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily driven by growth in the Core OTA segment, including growth at Brand Expedia and EAN, as well as growth at HomeAway and trivago.
Lodging revenue, which includes hotel and HomeAway revenue, increased 15% for both the three and nine months ended September 30, 2017, compared to the same periods in 2016. The increase was primarily due to a 16% and 17% increase in room nights stayed driven by growth at Brand Expedia, HomeAway and EAN, partially offset by a 1% and 2% decrease in revenue per room night.
Worldwide air revenue decreased 7% for the three months ended September 30, 2017, compared to the same period in 2016, due to a 10% decrease in revenue per ticket, partially offset by a 4% increase in air tickets sold. Worldwide air revenue increased 1% for the nine months ended September 30, 2017, compared to the same period in 2016, due to a 5% increase in air tickets sold, partially offset by a 4% decrease in revenue per ticket.
The remaining worldwide revenue, other than lodging and air discussed above, which includes advertising and media, car rental, destination services and fee revenue related to our corporate travel business, increased by 22% and 26% for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to growth in advertising and media revenue as well as growth in our travel insurance and car rental products.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three Months Ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$1,559	$1,407	11%	$4,111	$3,682	12%
Agency	803	723	11%	2,058	1,858	11%
Advertising and media(1)	299	241	24%	858	617	39%
HomeAway	305	210	45%	714	524	36%
Total revenue	$2,966	$2,581	15%	$7,741	$6,681	16%
 ____________________________

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.
Merchant revenue increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.
Agency revenue increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to the growth in agency hotel.
Advertising and media revenue increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to continued growth in revenue at trivago and Expedia Media Solutions.
HomeAway revenue increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to growth in transactional revenue of approximately 115% and 130% driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing approximately 35% and 30%.
Cost of Revenue

	Three Months Ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Customer operations	$203	$189	8%	$578	$558	4%
Credit card processing	129	137	(6)%	389	399	(2)%
Data center, cloud and other	127	91	39%	352	269	31%
Total cost of revenue	$459	$417	10%	$1,319	$1,226	8%
% of revenue	15.5%	16.2%		17.0%	18.3%
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
During the three and nine months ended September 30, 2017, the increase in cost of revenue expense, compared to the same periods in 2016, was driven by $36 million and $83 million of higher data center, cloud and other costs, including $8 million and $23 million related to an increase in data center related depreciation expense. Personnel expenses also increased in the the current year periods primarily to support customer operations. Cloud expense in cost of revenue during the third quarter of 2017 was $17 million, compared to $1 million in the third quarter of 2016, and $38 million during the nine months ended September 30, 2017 compared to $2 million in 2016.
Selling and Marketing

	Three Months Ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Direct costs	$1,224	$1,007	22%	$3,485	$2,776	26%
Indirect costs	237	198	20%	689	623	11%
Total selling and marketing	$1,461	$1,205	21%	$4,174	$3,399	23%
% of revenue	49.3%	46.7%		53.9%	50.9%
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
Selling and marketing expenses increased $256 million and $775 million during the three and nine months ended September 30, 2017, compared to the same periods in 2016, driven by increases of $217 million and $709 million of direct costs, including online and offline marketing expenses. trivago, Brand Expedia, EAN and Hotels.com accounted for the majority of the total direct cost increases. In addition, higher indirect costs of $39 million and $66 million also contributed to the increase and were driven by growth in personnel, partially offset by lower stock-based compensation in the nine months ended September 30, 2017 when compared to the same period in 2016, which included incremental charges from certain trivago awards pursuant to liability treatment.

Technology and Content

	Three Months Ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$165	$140	18%	$487	$447	9%
Depreciation and amortization of technology assets	113	92	23%	325	260	25%
Other	72	69	4%	203	204	(1)%
Total technology and content	$350	$301	16%	$1,015	$911	11%
% of revenue	11.8%	11.7%		13.1%	13.6%
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
Technology and content expense increased $49 million and $104 million during the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to increased depreciation and amortization of technology assets of $21 million and $65 million. In addition, personnel and overhead increased for both periods on higher headcount, including the addition of SilverRail, which was partially offset by lower stock-based compensation for trivago in the nine months ended September 30, 2017 when compared to the same period in 2016. Cloud expense in technology and content during the third quarter of 2017 was $11 million, compared to $10 million in the third quarter of 2016, and $27 million during the nine months ended September 30, 2017 compared to $23 million in 2016.
General and Administrative

	Three Months Ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$115	$100	15%	$326	$303	8%
Professional fees and other	26	66	(60)%	152	201	(24)%
Total general and administrative	$141	$166	(15)%	$478	$504	(5)%
% of revenue	4.8%	6.4%		6.2%	7.5%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.
General and administrative expense decreased $25 million and $26 million during the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to the current period reversal of approximately $41 million of previously recognized stock-based compensation expense related to the recent departure of our former CEO, partially offset by higher personnel and overhead costs, including the addition of SilverRail. In addition, the year-to-date period decrease also resulted from lower stock-based compensation expense at trivago.

Amortization of Intangible Assets

	Three Months Ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$71	$75	(5)%	$204	$249	(18)%
Impairment of intangible assets	—	2	N/A	—	2	N/A
Amortization of intangible assets decreased $4 million and $45 million during the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to the prior period completion of amortization of certain intangible assets.
Legal Reserves, Occupancy Tax and Other

	Three Months Ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$(1)	$22	N/A	23	29	(20)%
% of revenue	(0.1)%	0.9%		0.3%	0.4%
Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
The amounts in the three and nine months ended September 30, 2017 related to changes in our reserve related to hotel occupancy and other taxes. During the three and nine months ended September 30, 2016, we recognized approximately $11 million for amounts expected to be paid in advance of litigation related to "merchant model” car rental transactions in connection with Hawaii's general excise tax litigation. The remaining expense in the three and nine months ended September 30, 2016 related to changes in our reserve related to hotel occupancy and other taxes.

Restructuring and Related Reorganization Charges

	Three Months Ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Restructuring and related reorganization charges	$4	$7	(40)%	16	46	(66)%
% of revenue	0.1%	0.3%		0.2%	0.7%
In connection with activities to centralize and optimize certain operations as well as migrate technology platforms in the prior year, primarily related to previously disclosed acquisitions, we recognized $4 million and $16 million in restructuring and related reorganization charges during the three and nine months ended September 30, 2017 compared to $7 million and $46 million during the same periods in 2016. Based on current plans, which are subject to change, we expect to incur less than $5 million during the remainder of 2017 related to these integrations and estimates do not include any possible future acquisition integrations.
Operating Income

	Three Months Ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Operating income	$482	$386	25%	512	315	63%
% of revenue	16.2%	15.0%		6.6%	4.7%
Operating income increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to growth in revenue and a decrease in most major expense categories as a percentage of revenue, partially offset by growth in sales and marketing as a percentage of revenue in the current year periods.
Adjusted EBITDA by Segment

	Three Months Ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Core OTA	$737	$714	3%	1,531	1,434	7%
trivago	(8)	6	N/A	14	20	(32)%
HomeAway	126	77	63%	171	133	29%
Egencia	20	18	13%	75	60	25%
Unallocated overhead costs (Corporate)	(166)	(148)	(12)%	(481)	(473)	(2)%
Total Adjusted EBITDA (1)	$709	$667	6%	$1,310	$1,174	12%
 ____________________________

(1)	Adjusted EBITDA is a non-GAAP measure. See "Definition and Reconciliation of Adjusted EBITDA" below for more information.
Adjusted EBITDA is our primary segment operating metric. See Note 11 – Segment Information in the notes to the consolidated financial statements for additional information on intersegment transactions, unallocated overhead costs and for a reconciliation of Adjusted EBITDA by segment to net income (loss) attributable to Expedia, Inc. for the periods presented above.
Core OTA Adjusted EBITDA increased $23 million and $97 million during the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to an increase of $231 million and $634 million in revenue, partially offset by an increase in online and offline marketing expense mostly at Brand Expedia, EAN and Hotels.com, and including an increase in online spend on trivago.
trivago Adjusted EBITDA declined $14 million during the three months ended September 30, 2017, compared to the same period in 2016, with the deterioration largely driven by changes in trivago’s marketplace that led to a deceleration in revenue growth that occurred more quickly than planned television advertising spend could be reduced to an efficient level. The factors impacting the third quarter also impacted the year-to-date period with a decline in Adjusted EBITDA of $6 million.
HomeAway Adjusted EBITDA increased $49 million and $38 million during the three and nine months ended September 30, 2017, compared to the same periods in 2016, due to an increase of $95 million and $190 million in revenue, partially offset by higher selling and marketing and technology and content expense. During the current year, HomeAway has continued to invest in offline and online brand marketing to bring more demand to its growing supply base and in growing its product and technology teams.
Egencia Adjusted EBITDA increased $2 million and $15 million during the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to an increase in revenue of $14 million and $38 million as a result of adding new corporate clients and room night growth as well as scale efficiencies, partially offset by investments in sales, product and technology.
Unallocated overhead costs increased $18 million during the three months ended September 30, 2017, compared to the same period in 2016, primarily due to higher general and administrative personnel and overhead costs as well as professional fees. Unallocated overhead costs increased slightly during the year-to-date period due primarily to the higher general and administrative expenses during the current quarter, mostly offset by lower technology and content expense as we lap over an accelerated pace of technology hiring in the prior year.
Interest Income and Expense

	Three Months Ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Interest income	$9	$6	60%	25	14	73%
Interest expense	(44)	(43)	1%	(130)	(130)	—%

Interest income increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to higher average cash balances and to a lesser extent higher rates of return. Interest expense was consistent period over period.
Other, Net
Other, net is comprised of the following:

	Three Months Ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	($ in millions)
Foreign exchange rate losses, net	$(21)	$(6)	$(47)	$(23)
Loss on investments, net	(9)	(4)	(14)	(11)
Other	(2)	1	(5)	(3)
Total other, net	$(32)	$(9)	$(66)	$(37)
Provision for Income Taxes

	Three Months Ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$66	$61	9%	$22	$(15)	N/A
Effective tax rate	15.9%	17.9%		6.6%	(9.2)%

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items.
For the three months ended September 30, 2017 and 2016, we recorded a 15.9% and 17.9% tax rate expense on pre-tax income, which were both driven by discrete income tax items, specifically the recognition of excess tax benefits related to share-based payments.
For the nine months ended September 30, 2017, we recorded a 6.6% tax rate expense on pre-tax income, which was driven by discrete income tax items, specifically the recognition of excess tax benefits related to share-based payments. The effective tax rate for the nine months ended September 30, 2016 was a 9.2% tax rate benefit measured against a pre-tax income, and was due to discrete income tax items including release of a valuation allowance for net operating losses in the first quarter of 2016, as well as recognition of excess tax benefits related to share-based payments resulting from the adoption of new accounting guidance for share-based payments as of January 1, 2016.
In addition to the above, our effective tax rate for all periods was lower than the 35% federal statutory rate due to earnings in foreign jurisdictions outside of the United States, predominately Switzerland, where our statutory income tax rate is lower as well as excess tax benefits.
We are subject to taxation in the United States and various other state and foreign jurisdictions. We are under examination by the Internal Revenue Service ("IRS") for our 2009 through 2013 tax years. Our 2014 and subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. During first quarter of 2017, the IRS issued proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2009 to 2010 audit cycle. The proposed adjustments would increase our U.S. taxable income by $105 million, which would result in federal tax expense of approximately $37 million, subject to interest. We do not agree with the position of the IRS and are formally protesting the IRS position.
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

The reconciliation of net income (loss) attributable to Expedia, Inc. to Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Net income attributable to Expedia, Inc.	$352	$279	$323	$202
Net loss attributable to non-controlling interests	(2)	(1)	(3)	(25)
Provision for income taxes	66	61	22	(15)
Total other expense, net	66	47	170	153
Operating income	482	386	512	315
Gain (loss) on revenue hedges related to revenue recognized	(9)	4	4	4
Restructuring and related reorganization charges, excluding stock-based compensation	4	6	16	34
Legal reserves, occupancy tax and other	(1)	22	23	29
Stock-based compensation	6	48	103	197
Amortization of intangible assets	71	75	204	249
Impairment of intangible assets	—	2	—	2
Depreciation	156	124	448	344
Adjusted EBITDA	$709	$667	$1,310	$1,174
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $3.8 billion and $1.9 billion at September 30, 2017 and December 31, 2016, including $1.4 billion and $1.1 billion of cash and short-term investment balances held in wholly-owned foreign subsidiaries, (which includes $903 million and $737 million related to earnings indefinitely invested outside the United States) as well as $317 million and $313 million held in majority-owned subsidiaries, which is also indefinitely invested outside the United States; and our $1.5 billion revolving credit facility, which is essentially untapped and expires in February 2021. The revolving credit facility bears interest based on the Company’s credit ratings with the applicable interest rate on drawn amounts at LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of September 30, 2017.
In September 2017, we privately placed $1 billion of senior unsecured notes that are due in February 2028 and bear interest at 3.8% (the "3.8% Notes"). The 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning February 15, 2018. We used or expect to use the net proceeds of this offering for general corporate purposes, which may include, but are not limited to, the repayment, prepayment, redemption or repurchase of our indebtedness (including, but not limited to, our 7.456% senior notes due 2018) as well as working capital, capital expenditures and acquisitions.
Our credit ratings are periodically reviewed by rating agencies. As of September 30, 2017, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.
As of September 30, 2017, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $500 million in registered senior unsecured notes due in August 2018 that bear interest at 7.456%, $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%, Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5%, $750 million of senior unsecured notes due in February 2026 that bear interest at 5.0% and the $1 billion of senior unsecured notes due in February 2028 that bear interest at 3.8%.
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
As of September 30, 2017, we had a deficit in our working capital of $2.3 billion, which decreased compared to the deficit of $2.7 billion as of December 31, 2016. The change in the deficit was primarily due to operating cash flows as well as proceeds from the 3.8% Notes issued in September 2017, partially offset by investing activities, including capital expenditures and cash paid for acquisitions.
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
Our cash flows are as follows:

	Nine months ended September 30,
	2017	2016	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$1,922	$1,544	$378
Investing activities	(1,480)	(589)	(891)
Financing activities	861	(815)	1,676
Effect of foreign exchange rate changes on cash and cash equivalents	141	29	112
For the nine months ended September 30, 2017, net cash provided by operating activities increased by $378 million primarily due to increased benefits from working capital changes driven mostly from a change in deferred merchant bookings.
For the nine months ended September 30, 2017, cash used in investing activities increased by $891 million primarily due to net purchase of investments of $792 million in the current period compared to cash provided by net sales of investments of $11 million in the prior year period as well as an increase of cash used for acquisitions of $170 million, partially offset by lower capital expenditures of $41 million.

For the nine months ended September 30, 2017, cash provided by financing activities primarily included $992 million of net proceeds for the issuance of 3.8% Notes in September 2017 as well as $180 million of proceeds from the exercise of options and employee stock purchase plans, partially offset by cash paid to acquire shares of $154 million, including the repurchased shares under the authorizations discussed below, and a $130 million cash dividend payment. For the nine months ended September 30, 2016, cash used in financing activities primarily included the repayment of $401 million of HomeAway Convertible Notes, cash paid to acquire shares of $367 million and a $111 million cash dividend payment, partially offset by $104 million of proceeds from the exercise of options and employee stock purchase plans.
In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. During the nine months ended September 30, 2017 and 2016, we repurchased, through open market transactions, 1.0 million and 3.2 million shares under these authorization for a total cost of $139 million and $349 million, excluding transaction costs. As of September 30, 2017, 6.2 million shares remain authorized for repurchase under this authorization with no fixed termination date for the repurchases.
During the first nine months of 2017 and 2016, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Nine Months Ended September 30, 2017
February 7, 2017	$0.28	March 9, 2017	$42,247	March 30, 2017
April 26, 2017	0.28	May 25, 2017	42,438	June 15, 2017
July 26, 2017	0.30	August 24, 2017	45,578	September 14, 2017
Nine Months Ended September 30, 2016
February 8, 2016	$0.24	March 10, 2016	$36,174	March 30, 2016
April 26, 2016	0.24	May 26, 2016	35,773	June 16, 2016
July 27, 2016	0.26	August 25, 2016	39,062	September 15, 2016
In addition, in October 2017, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on December 7, 2017 to stockholders of record as of the close of business on November 16, 2017. Future declarations of dividends are subject to final determination by our Board of Directors.
The effect of foreign exchange on our cash balances denominated in foreign currency for the nine months ended September 30, 2017, compared to the same period in 2016, showed a net change of $112 million reflecting higher appreciations in foreign currencies in the current year period compared to the prior year period.
In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2016. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of September 30, 2017 or December 31, 2016.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There has been no material changes in our market risk during the three months ended September 30, 2017. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017. The following are developments regarding such legal proceedings:

Litigation Relating to Occupancy and Other Taxes
Actions Filed by Individual States, Cities and Counties
City of San Antonio, Texas Litigation.  On September 26, 2017, the United States Fifth Circuit Court of Appeals heard argument on the parties’ cross appeals. The parties await a ruling from the court.
Pine Bluff, Arkansas Litigation. On October 10, 2017, plaintiffs filed a motion for partial judgment on the issue of liability. The defendants will oppose that motion.
Village of Bedford Park, Illinois Litigation. The United States Seventh Circuit Court of Appeals heard argument on the parties’ cross appeals on October 23, 2017.
State of New Hampshire Litigation. On October 18, 2017, the trial court issued its post-trial order finding that the defendant online travel companies are not subject to the New Hampshire meals and room tax and that their business practices do not violate the state consumer protection act.
Palm Beach, Florida HomeAway Litigation. The court has set the matter on the trial calendar that begins on May 28, 2018.
Portland, Oregon HomeAway Litigation. The court has set the case for trial on February 20, 2018.
State of Louisiana/City of New Orleans Litigation.  On August 10, 2017, defendants filed an application for supervisory writ to the Louisiana Supreme Court seeking to reverse the trial court’s denial of their motion for judgment on the pleadings. Plaintiffs have opposed the motion, which remains pending.
Clackamas County, Oregon Litigation. On September 7, 2017, Clackamas County, Oregon filed a lawsuit in state circuit court against HomeAway, Expedia and other vacation rental listing companies. Clackamas County v. Homeaway.com, Inc., et al., Case No. 17-CV-38408 (Clackamas County Circuit Court). The complaint alleges the defendants failed to register with, and remit taxes to, the County as allegedly required by a new ordinance that became effective June 15, 2017. The complaint purports to seek enforcement of the ordinance and injunctive relief. On October 12, 2017, the defendants removed the case to federal court.
Actions filed by Expedia
Denver, Colorado Litigation. The parties have reached a settlement. On October 13, 2017, the Colorado Court of Appeals granted the parties' motion to dismiss their respective appeals, thereby ending the case.
Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Israeli Putative Class Action Lawsuit. On October 17, 2017, the District Court heard argument on Hotels.com’s appeal of the court registrar’s decision rejecting its challenge to service of process.
Cases Against HomeAway.com, Inc. On August 1, 2017, the magistrate issued his report and recommendation to the trial court in the Arnold and Brickman cases, recommending the court grant in part and deny in part HomeAway’s motion to dismiss the complaint. On August 25, 2017, the court adopted the magistrate’s report in Brickman. On September 25, 2017, the court adopted the magistrate’s report in Arnold. The United States Fifth Circuit Court of Appeals has scheduled oral argument for the week of December 4, 2017 in the Arnold and Seim cases on the parties’ appeals from the trial court’s decisions on HomeAway’s motions to compel arbitration.

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
During 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. A summary of the repurchase activity for the third quarter of 2017 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
July 1-31, 2017	218	$150.37	218	6,267
August 1-31, 2017	30	144.82	30	6,237
September 1-30, 2017	—	—	—	6,237
Total	248		248

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

October 26, 2017	Expedia, Inc.

	By:	/s/ Alan Pickerill
Alan Pickerill
Chief Financial Officer