Form 10-K/A
period 2017-12-31
Expedia, Inc.
filed 2018-02-14
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Annual Report of Expedia, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 8, 2018 (the "Original Filing").

This Amendment No. 1 is being filed solely to provide a corrected version of Ernst & Young LLP's report on Internal Control over Financial Reporting included in Part II, Item 9A of the Original Filing. The corrected Ernst & Young LLP report includes paragraph headings and a statement regarding Ernst & Young LLP's independence that were inadvertently omitted from the original report, but does not in any way change the conclusions expressed by Ernst & Young LLP in the original report, or any other disclosure included in Part II, Item 9A of the Original Filing. For ease of reference, the entire Part II, Item 9A is included in this Amendment No. 1. Other than with respect to the foregoing, this Amendment No. 1 does not modify or update in any way the disclosures made in the Original Filing.
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

Opinion on Internal Control over Financial Reporting
We have audited Expedia, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Expedia, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes of the Company and our report dated February 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/Ernst & Young LLP
Seattle, Washington
February 8, 2018

Part IV. Item 15. Exhibits, Consolidated Financial Statements and Financial Statement Schedules

Exhibit No.		Filed Herewith
Exhibit Description
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Chairman and Senior Executive Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Furnished herewith

Signature
Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia, Inc.

By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom Chief Executive Officer

February 14, 2018