Form 10-Q
period 2018-03-31
Expedia Group, Inc.
filed 2018-04-27
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-37429

EXPEDIA GROUP, INC.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of April 13, 2018 was:

Common stock, $0.0001 par value per share	137,514,137	shares
Class B common stock, $0.0001 par value per share	12,799,999	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended March 31, 2018

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2018	2017

Revenue	$2,508	$2,189
Costs and expenses:
Cost of revenue (1)	487	422
Selling and marketing (1)	1,516	1,270
Technology and content (1)	396	322
General and administrative (1)	199	158
Amortization of intangible assets	72	67
Legal reserves, occupancy tax and other	3	21
Restructuring and related reorganization charges	—	2
Operating loss	(165)	(73)
Other income (expense):
Interest income	11	6
Interest expense	(51)	(43)
Other, net	36	(21)
Total other expense, net	(4)	(58)
Loss before income taxes	(169)	(131)
Provision for income taxes	20	47
Net loss	(149)	(84)
Net (income) loss attributable to non-controlling interests	12	(2)
Net loss attributable to Expedia Group, Inc.	$(137)	$(86)

Loss per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$(0.91)	$(0.57)
Diluted	(0.91)	(0.57)
Shares used in computing loss per share (000's):
Basic	151,817	150,531
Diluted	151,817	150,531

Dividends declared per common share	$0.30	$0.28
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$2	$3
Selling and marketing	11	11
Technology and content	15	13
General and administrative	22	20
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2018	2017
Net loss	$(149)	$(84)
Currency translation adjustments, net of tax(1)	38	34
Comprehensive loss	(111)	(50)
Less: Comprehensive income (loss) attributable to non-controlling interests	(1)	7
Comprehensive loss attributable to Expedia Group, Inc.	$(110)	$(57)

(1)
Currency translation adjustments include a tax benefit of $5 million associated with net investment hedges for the three months ended March 31, 2018 and tax benefit of $4 million the three months ended March 31, 2017.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares which are reflected in thousands and par value)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,423	$2,847
Restricted cash and cash equivalents	219	69
Short-term investments	1,031	468
Accounts receivable, net of allowance of $31 and $31	2,253	1,866
Income taxes receivable	176	21
Prepaid expenses and other current assets	329	269
Total current assets	7,431	5,540
Property and equipment, net	1,627	1,575
Long-term investments and other assets	858	845
Deferred income taxes	19	18
Intangible assets, net	2,243	2,309
Goodwill	8,251	8,229
TOTAL ASSETS	$20,429	$18,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,713	$1,838
Accounts payable, other	838	698
Deferred merchant bookings	5,866	3,219
Deferred revenue	469	326
Income taxes payable	8	33
Accrued expenses and other current liabilities	597	1,265
Current maturities of long-term debt	500	500
Total current liabilities	9,991	7,879
Long-term debt, excluding current maturities	3,771	3,749
Deferred income taxes	405	329
Other long-term liabilities	432	408
Redeemable non-controlling interests	22	22
Commitments and contingencies
Stockholders’ equity:
Common stock $.0001 par value	—	—
Authorized shares: 1,600,000
Shares issued: 229,437 and 228,467
Shares outstanding: 138,009 and 138,939
Class B common stock $.0001 par value	—	—
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	9,228	9,163
Treasury stock - Common stock, at cost	(5,025)	(4,822)
Shares: 91,428 and 89,528
Retained earnings	117	331
Accumulated other comprehensive income (loss)	(125)	(149)
Total Expedia Group, Inc. stockholders’ equity	4,195	4,523
Non-redeemable non-controlling interests	1,613	1,606
Total stockholders’ equity	5,808	6,129
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,429	$18,516
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2018	2017
Operating activities:
Net loss	$(149)	$(84)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	167	141
Amortization of stock-based compensation	50	47
Amortization of intangible assets	72	67
Deferred income taxes	88	14
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	(5)	(10)
Realized (gain) loss on foreign currency forwards	(8)	7
(Gain) loss on minority equity investments, net	(37)	1
Other	(3)	(10)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(345)	(232)
Prepaid expenses and other assets	(57)	(38)
Accounts payable, merchant	(127)	(87)
Accounts payable, other, accrued expenses and other current liabilities	38	65
Tax payable/receivable, net	(178)	(86)
Deferred merchant bookings	2,027	1,807
Deferred revenue	143	86
Net cash provided by operating activities	1,676	1,688
Investing activities:
Capital expenditures, including internal-use software and website development	(192)	(167)
Purchases of investments	(867)	(780)
Sales and maturities of investments	317	6
Net settlement of foreign currency forwards	8	(7)
Other, net	6	(2)
Net cash used in investing activities	(728)	(950)
Financing activities:
Purchases of treasury stock	(202)	(45)
Payment of dividends to stockholders	(46)	(42)
Proceeds from exercise of equity awards and employee stock purchase plan	20	58
Other, net	(8)	(19)
Net cash used in financing activities	(236)	(48)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	17	31
Net increase in cash, cash equivalents and restricted cash and cash equivalents	729	721
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	2,917	1,818
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,646	$2,539
Supplemental cash flow information
Cash paid for interest	$86	$72
Income tax payments, net	67	25
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2018
(Unaudited)
Note 1 – Basis of Presentation
Description of Business
Expedia Group, Inc. and its subsidiaries (formerly "Expedia, Inc.") provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Brand Expedia®, Hotels.com®, Expedia® Partner Solutions, Egencia®, trivago®, HomeAway®, Orbitz®, Travelocity®, Wotif®, lastminute.com.au®, ebookers®, CheapTickets®, Hotwire®, Classic Vacations®, CarRentals.comTM, Expedia Local Expert®, Expedia® CruiseShipCenters®, SilverRail Technologies, Inc., ALICE and Traveldoo®. In addition, many of these brands have related international points of sale, including those as part of AirAsia-Expedia™. We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
Basis of Presentation
These accompanying financial statements present our results of operations, financial position and cash flows on a consolidated basis. The unaudited consolidated financial statements include Expedia Group, Inc., our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We have eliminated significant intercompany transactions and accounts.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the Securities and Exchange Commission. trivago is a separately listed company on the Nasdaq Global Select Market and, therefore is subject to its own reporting and filing requirements, which could result in possible differences that are not expected to be material to Expedia Group.
Accounting Estimates
We use estimates and assumptions in the preparation of our interim unaudited consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our interim unaudited consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our interim unaudited consolidated financial statements include revenue recognition; recoverability of current and long-lived assets, intangible assets and goodwill; income and transactional taxes, such as potential settlements related to occupancy and excise taxes; loss contingencies; deferred loyalty rewards; acquisition purchase price allocations; stock-based compensation and accounting for derivative instruments.
Reclassifications
We have reclassified certain amounts related to our prior period results to conform to our current period presentation.
Seasonality
We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel products, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for our hotel business and can be several months for our vacation rental business. Historically, HomeAway has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and

Notes to Consolidated Financial Statements – (Continued)

marketing costs offset revenue in the first half of the year as we aggressively market during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations, advertising business or a change in our product mix, including the growth of HomeAway, may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends.
Note 2 – Summary of Significant Accounting Policies
Recently Adopted Accounting Policies
Revenue from Contracts with Customers. As of January 1, 2018, we adopted the Accounting Standards Updates ("ASU") amending revenue recognition guidance using the modified retrospective method for all contracts reflecting the aggregate effect of modifications prior to the date of adoption. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.
The new guidance impacted our loyalty program accounting as we are no longer permitted to use the incremental cost method when recording the financial impact of rewards earned in conjunction with our traveler loyalty programs. Instead, we re-value our liability using a relative fair value approach and now record our loyalty liability as a component of deferred merchant bookings. Additionally, due to the new definition of variable consideration, we are required to estimate and record certain variable payments, primarily volume commissions, earlier than previously recorded. Both modifications resulted in cumulative-effect adjustments to opening retained earnings, with an insignificant change to revenue on a go-forward basis. The new guidance also results in insignificant changes in the timing and classification of certain other revenue streams, including the reclassification of air distribution fees from net revenue to cost of revenue. For a comprehensive discussion of our updated revenue recognition policy, refer to the Significant Accounting Policies-Revenue Recognition disclosure below.
Upon adoption, we recognized a cumulative effect of applying the new revenue guidance as a reduction to the opening balance of retained earnings of $11 million ($8 million net of tax) comprised of changes in the accounting for our loyalty program of $49 million ($38 million net of tax) as well as other immaterial adjustments of $2 million ($1 million net of tax), partially offset by the impact of estimating variable consideration of $40 million ($31 million net of tax). The impact of the new guidance to our consolidated financial statements was not meaningful as of and for the three months ended March 31, 2018.
The cumulative effect of the revenue accounting changes made to our consolidated balance sheet as of January 1, 2018 were as follows:

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
	(in millions)
Current and long-term assets:
Accounts receivable, net	$1,866	$(40)	$1,826
Prepaid expenses and other current assets	269	(1)	268
Long-term investments and other assets	845	(3)	842
Current and long-term liabilities:
Deferred merchant bookings	3,219	619	3,838
Accrued expenses and other current liabilities	1,265	(564)	701
Deferred income taxes	329	(3)	326
Stockholders' equity:
Retained earnings	331	(8)	323
Recognition and Measurement of Financial Instruments. As of January 1, 2018, we adopted the new guidance related to accounting for equity investments and financial liabilities under the fair value option. The most significant impact to the Company of this new guidance was with respect to the requirement that minority equity investments with readily determinable fair values, such as our investment in Despegar.com, Corp ("Despegar"), must be carried at fair value with changes in fair value recorded through net income. Previously, such investment was designated as available for sale and was recorded at fair value with changes in fair value recorded through other comprehensive income (loss). In addition, we elected to prospectively account for minority investments without readily determinable fair values at cost, with observable price changes reflected through net income. Upon adoption, we reclassified $7 million related to the unrealized loss, net of tax, of Despegar from

Notes to Consolidated Financial Statements – (Continued)

accumulated other comprehensive income (loss) (“AOCI”) with a corresponding decrease to retained earnings. See Note 3 – Fair Value Measurements for further information on Despegar as well as our minority investments without readily determinable fair values.
Statement of Cash Flows. As of January 1, 2018, we adopted the new guidance related to the statement of cash flows, which clarified how companies present and classify certain cash receipts and cash payments as well as amended previous guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. Upon adoption, we retrospectively adjusted the prior periods presented in our consolidated statement of cash flows, which resulted in a slight working capital benefit in prepaid expenses and other assets within operating activities in the three months ended March 31, 2017. Refer to the Significant Accounting Policies-Restricted Cash and Cash Equivalents section below for a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statement of cash flows.
Intra-entity Transfers of Assets Other Than Inventory. As of January 1, 2018, we adopted the new guidance amending the accounting for income taxes associated with intra-entity transfers of assets other than inventory. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs rather than our historical practice to defer and amortize the tax consequences over a specified period of time. As a result of the adoption, we reduced retained earnings by approximately $26 million, reduced long-term investments and other assets by approximately $31 million and increased deferred tax assets by approximately $5 million related to the unrecognized income tax effects of asset transfers that occurred prior to adoption.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance that allows an entity to elect to reclassify “stranded” tax effects in AOCI to retained earnings to address concerns related to accounting for certain provisions of the Tax Cuts and Jobs Act ("the Tax Act") enacted in December 2017. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted.
We elected to early adopt the new guidance during the first quarter of 2018, which resulted in the reclassification of the income tax effect of the Tax Act from AOCI to retained earnings in order to reflect the tax effects of items within AOCI at the appropriate tax rate. As a result, we reclassified approximately $10 million as an increase in retained earnings and a reduction to AOCI as of January 1, 2018. Our policy is to release income tax effects from AOCI based on the tax effects of amounts reclassified from AOCI to pre-tax income (loss) from continuing operations. Any remaining tax effect in AOCI is released following a portfolio approach.
Definition of a Business. As of January 1, 2018, we prospectively adopted the ASU clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Upon adoption, the standard impacts how we assess acquisitions (or disposals) of assets or businesses.
Recent Accounting Policies Not Yet Adopted
Leases. In February 2016, the FASB issued new guidance related to accounting and reporting guidelines for leasing arrangements. The new guidance requires entities that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted and should be applied using a modified retrospective approach. We are in the process of evaluating the impact of adopting this new guidance, including implementing changes to our systems and processes in conjunction with our review of existing lease agreements. We currently expect the most significant impact of this new standard will be the recognition of the right-of-use assets and operating lease liabilities on our consolidated balance sheet upon adoption as well as the related financial statement disclosures.
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
Significant Accounting Policies
Below are the significant accounting policies updated during 2018 as a result of the recently adopted accounting policies noted above. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.
Revenue Recognition
We recognize revenue upon transfer of control of our promised products or services in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.
For our primary transaction-based revenue sources, discussed below, we have determined net presentation (that is, the amount billed to a traveler less the amount paid to a supplier) is appropriate for the majority of our revenue transactions as the supplier is primarily responsible for providing the underlying travel services and we do not control the service provided by the supplier prior to its transfer to the traveler.
The following table disaggregates our revenue by major source:

Three months ended
March 31, 2018
(in millions)
Business Model:
Merchant	$1,334
Agency	658
Advertising and media	282
HomeAway	234
Total revenue	$2,508

Product and Service Type:
Lodging	$1,612
Air	242
Advertising and media	282
Other(1)	372
Total revenue	$2,508
___________________________________

(1)	Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business, among other revenue streams, none of which are individually material.
We offer traditional travel products and services on a stand-alone and package basis generally either through the merchant or the agency business model.
Under the merchant model, we facilitate the booking of hotel rooms, airline seats, car rentals and destination services from our travel suppliers and we are the merchant of record for such bookings.
Under the agency model, we act as the agent in the transaction, passing reservations booked by the traveler to the relevant travel supplier. We receive commissions or ticketing fees from the travel supplier and/or traveler. For certain agency airline, hotel and car transactions, we also receive fees through global distribution systems (“GDS”) that provide the computer systems through which the travel supplier inventory is made available and through which reservations are booked.
Under the advertising model, we offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on trivago and our transaction-based websites.

Notes to Consolidated Financial Statements – (Continued)

Our HomeAway business facilitates vacation rental bookings and provides listing and other ancillary services to property owners and managers.
The nature of our travel booking service performance obligations vary based on the travel service with differences primarily related to the degree to which Expedia provides post booking services to the traveler and the timing when rights and obligations are triggered in our underlying supplier agreements. We consider both the traveler and travel supplier as our customers.
Lodging. Our lodging revenue is comprised of revenue recognized under the merchant, agency and HomeAway business models.
Merchant Hotel. We provide travelers access to book hotel room reservations through our contracts with lodging suppliers, which provide us with rates and availability information for rooms but for which we have no control over the rooms and do not bear inventory risk. Our travelers pay us for merchant hotel transactions prior to departing on their trip, generally when they book the reservation. We record the payment in deferred merchant bookings until the stayed night occurs, at which point we recognize the revenue, net of amounts paid to suppliers, as this is when our performance obligation is satisfied. In certain nonrefundable, nonchangeable transactions where we have no significant post booking services (primarily opaque hotel offerings), we record revenue when the traveler completes the transaction on our website, less a reserve for chargebacks and cancellations based on historical experience. Payments to suppliers are generally due within 30 days of check-in or stay. In certain instances when a supplier invoices us for less than the cost we accrued, we generally reduce our accrued supplier payable and the supplier costs within net revenue six months in arrears, net of an allowance, when we determine it is not probable that we will be required to pay the supplier, based on historical experience. Cancellation fees are collected and remitted to the supplier, if applicable.
Agency Hotel. We generally record agency revenue from the hotel when the stayed night occurs as we provide post booking services to the traveler and, thus consider the stay as when our performance obligation is satisfied. We record an allowance for cancellations on this revenue based on historical experience.
HomeAway. HomeAway’s lodging revenue is generally earned on a pay-per-booking or pay-per-subscription basis. Pay-per-booking arrangements are commission-based where rental property owners and managers bear the inventory risk, have latitude in setting the price and compensate HomeAway for facilitating bookings with travelers. Under pay-per booking arrangements, each booking is a separate contract as listings are typically cancelable at any time and the related revenue, net of amounts paid to property owners, is recognized at check in, which is the point in time when our service to the traveler is complete. In pay-per-subscription contracts, property owners or managers purchase in advance online advertising services related to the listing of their properties for rent over a fixed term (typically one year). As the performance obligation is the listing service and is provided to the property owner or manager over the life of the listing period, the pay-per-subscription revenue is recognized on a straight-line basis over the listing period. HomeAway also charges a traveler service fee at the time of booking. The service fee charged to travelers covers HomeAway’s services, including but not limited to the use of HomeAway's website and a “Book with Confidence Guarantee” providing travelers with comprehensive payment protection and 24/7 traveler support. The performance obligation is to facilitate the booking of a property and assist travelers through their check in process and, as such, the traveler service fee revenue is recognized at check-in. Revenue from other ancillary vacation rental services or products are recorded either upon delivery or when we provide the service.
Merchant and Agency Air. We record revenue on air transactions when the traveler books the transaction, as we do not provide significant post booking services to the traveler and payments due to and from air carriers are typically due at the time of ticketing. We record a reserve for chargebacks and cancellations at the time of the transaction based on historical experience. In certain transactions, the GDS collects commissions from our suppliers and passes these commissions to us, net of their fees. Therefore, we view payments through the GDS as commissions from suppliers and record these commissions in net revenue. Fees paid to the GDS as compensation for their role in processing transactions are recorded as cost of revenue.
Advertising and Media.  We record revenue from click-through fees charged to our travel partners for leads sent to the travel partners’ websites. We record revenue from click-through fees after the traveler makes the click-through to the related travel partners’ websites. We record revenue for advertising placements ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the contract. Payments from advertisers are generally due within 30 days of invoicing.
Other. Other primarily includes transaction revenue for booking services related to products such as car, cruise and destination services under the agency business model. We generally record the related revenue when the travel occurs, as in most cases we provide post booking services and this is when our performance obligation is complete. Additionally, no rights or obligations are triggered in our supplier agreements until the travel occurs. We record an allowance for cancellations on this revenue based on historical experience. In addition, other also includes travel insurance products primarily under the merchant model, for which revenue is recorded at the time the transaction is booked.

Notes to Consolidated Financial Statements – (Continued)

Packages. Packages assembled by travelers through the packaging functionality on our websites generally include a merchant hotel component and some combination of an air, car or destination services component. The individual package components are accounted for as separate performance obligations and recognized in accordance with our revenue recognition policies stated above.
As described in Note 9 – Segment Information, our reportable segments are Core Online Travel Agencies (“Core OTA”), trivago, HomeAway and Egencia. Our Core OTA segment generates revenue from the merchant, agency and advertising and media business models as well as all product and service types. trivago segment revenue is primarily generated through advertising and media. All HomeAway revenue is within the lodging product and service type. Our Egencia segment generates revenue from similar business models and product and service types to Core OTA applied to the corporate traveler with the majority being agency revenue.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At January 1, 2018, $3.219 billion of cash advance cash payments was reported within deferred merchant bookings, $2.151 billion of which was recognized resulting in $314 million of revenue during the quarter ended March 31, 2018. At March 31, 2018, the related balance was $5.217 billion.
Travelers enrolled in our internally administered traveler loyalty rewards programs earn points for each eligible booking made which can be redeemed for free or discounted future bookings. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 30 Brand Expedia websites. Orbitz Rewards allows travelers to earn OrbucksSM, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, we defer the relative standalone selling price of earned points, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the points, that is when the travel service purchased with the loyalty award is satisfied. The majority of rewards expected to be redeemed are recognized within one to two years of being earned. At January 1, 2018, $619 million of deferred loyalty rewards was reported within deferred merchant bookings, $148 million of which was recognized as revenue during the quarter ended March 31, 2018. At March 31, 2018, the related balance was $649 million.
Deferred Revenue. Deferred revenue primarily consists of HomeAway's traveler service fees received on bookings where we are not merchant of record due to the use of a third party payment processor, unearned subscription revenue as well as deferred advertising revenue. At January 1, 2018, $326 million was recorded as deferred revenue, $152 million of which was recognized as revenue during the quarter ended March 31, 2018. At March 31, 2018, the related balance was $469 million.
Practical Expedients and Exemptions. We have used the portfolio approach to account for our loyalty points as the rewards programs share similar characteristics within each program in relation to the value provided to the traveler and their breakage patterns. Using this portfolio approach is not expected to differ materially from applying the guidance to individual contracts. However, we will continue to assess and refine, if necessary, how a portfolio within each awards program is defined.
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Restricted Cash and Cash Equivalents
Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or our intention to use the cash for a specific purpose. Our restricted cash primarily relates to certain traveler deposits and to a lesser extent collateral for office leases. The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	March 31, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$3,423	$2,847
Restricted cash and cash equivalents	219	69
Restricted cash included within long-term investments and other assets	4	1
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flow	$3,646	$2,917

Notes to Consolidated Financial Statements – (Continued)

Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$11	$11	$—
Time deposits	1,210	—	1,210
Derivatives:
Foreign currency forward contracts	13	—	13
Investments:
Time deposits	1,031	—	1,031
Marketable equity securities	300	300	—
Total assets	$2,565	$311	$2,254
Financial assets measured at fair value on a recurring basis as of December 31, 2017 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$16	$16	$—
Time deposits	552	—	552
Derivatives:
Foreign currency forward contracts	6	—	6
Investments:
Time deposits	469	—	469
Marketable equity securities	263	263	—
Total assets	$1,306	$279	$1,027
We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of March 31, 2018 and December 31, 2017, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.
We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.
Our marketable equity securities consist of our investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the first quarter of 2018, we recognized a gain of approximately $36 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment. As of December 31, 2017, prior to our adoption of the new guidance for recognition and measurement of financial instruments, the cost basis was $273 million and related gross unrealized loss was $9 million.
Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not

Notes to Consolidated Financial Statements – (Continued)

qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of March 31, 2018, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $3.4 billion. We had a net forward asset of $13 million and $6 million recorded in prepaid expenses and other current assets as of March 31, 2018 and December 31, 2017. We recorded $14 million and $(4) million in net gains (losses) from foreign currency forward contracts during the three months ended March 31, 2018 and 2017.
Assets Measured at Fair Value on a Non-recurring Basis
Our non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity method investments, are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements are based predominately on Level 3 inputs. We measure our minority investments that do not have readily determinable fair values at cost less impairment, adjusted by observable price changes with changes recorded within other, net on our consolidated statements of operations.
Minority Investments without Readily Determinable Fair Values. As of March 31, 2018 and December 31, 2017, the carrying values of our minority investments without readily determinable fair values totaled $374 million and $371 million. During the three months ended March 31, 2018, we had no material gains or losses recognized related to these minority investments.
Note 4 – Debt
The following table sets forth our outstanding debt:

	March 31, 2018	December 31, 2017
	(In millions)
7.456% senior notes due 2018	$500	$500
5.95% senior notes due 2020	748	748
2.5% (€650 million) senior notes due 2022	796	775
4.5% senior notes due 2024	495	495
5.0% senior notes due 2026	742	741
3.8% senior notes due 2028	990	990
Total debt(1)	4,271	4,249
Current maturities of long-term debt	(500)	(500)
Long-term debt, excluding current maturities	$3,771	$3,749

___________________________________

(1)	Net of applicable discounts and debt issuance costs.
Long-term Debt
Our $500 million in registered senior unsecured notes outstanding at March 31, 2018 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our $750 million in registered senior unsecured notes outstanding at March 31, 2018 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our Euro 650 million in registered senior unsecured notes outstanding at March 31, 2018 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.
The aggregate principal value of the 2.5% Notes is designated as a hedge of our net investment in certain Euro functional currency subsidiaries. The notes are measured at Euro to U.S. Dollar exchange rates at each balance sheet date and transaction

Notes to Consolidated Financial Statements – (Continued)

gains or losses due to changes in rates are recorded in AOCI. The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in AOCI. Since the notional amount of the recorded Euro-denominated debt is less than the notional amount of our net investment, we do not expect to incur any ineffectiveness on this hedge.
Our $500 million in registered senior unsecured notes outstanding at March 31, 2018 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $750 million in registered senior unsecured notes outstanding at March 31, 2018 are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $1 billion in registered senior unsecured notes outstanding at March 31, 2018 are due in February 2028 and bear interest at 3.8% (the "3.8% Notes"). The 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning February 15, 2018. We may redeem the 3.8% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.8% Notes prior to November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.8% Notes on or after November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
The 7.456%, 5.95%, 2.5%, 4.5%, 5.0% and 3.8% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. For further information, see Note 10 – Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $39 million and $75 million as of March 31, 2018 and December 31, 2017. The 5.95%, 2.5%, 4.5%, 5.0% and 3.8% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.
The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	March 31, 2018	December 31, 2017
	(In millions)
7.456% senior notes due 2018	$509	$516
5.95% senior notes due 2020	795	810
2.5% (€650 million) senior notes due 2022 (1)	843	828
4.5% senior notes due 2024	507	528
5.0% senior notes due 2026	775	807
3.8% senior notes due 2028	933	969

(1)	Approximately 684 million Euro as of March 31, 2018 and 690 million Euro as of December 31, 2017.

Notes to Consolidated Financial Statements – (Continued)

Credit Facility
Expedia Group, Inc. maintains a $1.5 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia Group subsidiaries that are the same as under the Notes and expires in February 2021. As of March 31, 2018 and December 31, 2017, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of March 31, 2018. The facility contains covenants including maximum leverage and minimum interest coverage ratios.
The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of March 31, 2018 and December 31, 2017, there were $15 million and $14 million of outstanding stand-by LOCs issued under the facility.
In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia Group, that may be terminated at any time by the lender. As of March 31, 2018 and December 31, 2017, there were no borrowings outstanding.
Note 5 – Stockholders’ Equity
Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
February 7, 2018	$0.30	March 8, 2018	$46	March 28, 2018
February 7, 2017	0.28	March 9, 2017	42	March 30, 2017
In addition, in April 2018, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on June 14, 2018 to stockholders of record as of the close of business on May 24, 2018. Future declarations of dividends are subject to final determination by our Board of Directors.
Share Repurchases
In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. During the three months ended March 31, 2018, we repurchased, through open market transactions, 1.8 million shares under the 2015 authorization for the total cost of $191 million, excluding transaction costs, representing an average repurchase price of $106.80 per share. As of March 31, 2018, there were approximately 3.2 million remaining under the 2015 repurchase authorization. Subsequent to the end of the first quarter of 2018, we repurchased an additional 0.7 million shares for a total cost of $77 million, excluding transaction costs, representing an average purchase price of $107.98 per share. On April 26, 2018, we announced the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to an additional 15 million shares of our common stock and as of that date 17.4 million shares remain authorized for repurchase under the 2015 and 2018 authorizations. There is no fixed termination date for the repurchases.
Stock-based Awards
Stock-based compensation expense relates primarily to expense for stock options and restricted stock units (“RSUs”). As of March 31, 2018, we had stock-based awards outstanding representing approximately 23 million shares of our common stock, consisting of options to purchase approximately 20 million shares of our common stock with a weighted average exercise price of $98.64 and weighted average remaining life of 4.9 years and approximately 3 million RSUs.
Annual employee stock-based award grants typically occur during the first quarter of each year and generally vest over four years. Our equity choice program for annual awards allows for the choice of stock options or RSUs with certain limitations. During the three months ended March 31, 2018, we granted approximately 5 million stock options and 1 million RSUs. The fair value of the stock options granted during the three months ended March 31, 2018 was estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models.

Notes to Consolidated Financial Statements – (Continued)

Accumulated Other Comprehensive Loss
The balance for each class of accumulated other comprehensive loss as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
	(In millions)
Foreign currency translation adjustments, net of tax(1)	$(125)	$(142)
Net unrealized loss on available for sale securities, net of tax(2)	—	(7)
Accumulated other comprehensive loss	$(125)	$(149)

(1)
Foreign currency translation adjustments, net of tax, include foreign currency transaction losses at March 31, 2018 of $71 million ($92 million before tax) and $45 million ($71 million before tax) at December 31, 2017 associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 4 – Debt for more information.

(2)
The net unrealized loss on available for sale securities before tax at December 31, 2017 was $9 million, which was reclassified to retained earnings as of January 1, 2018 upon adoption of the relevant new accounting guidance.

Note 6 – Earnings Per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For both of the three months ended March 31, 2018 and March 31, 2017, approximately 23 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
Note 7 – Income Taxes
Tax Act was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which was subsequently codified in March 2018, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In the prior year, we recognized a net tax benefit of $14 million for the provisional tax impacts related to the one-time transition tax and the revaluation of deferred tax balances and included these estimates in our consolidated financial statements for the year ended December 31, 2017. We are still in the process of analyzing the impact of the various provisions of the Tax Act. The ultimate impact may materially differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. We expect to complete our analysis within the measurement period in accordance with SAB 118.
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
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items.

Notes to Consolidated Financial Statements – (Continued)

For the three months ended March 31, 2018, the effective tax rate was 12.0%, compared to a 35.6% for the three months ended March 31, 2017 with the decline primarily driven by the Tax Act and a decrease in excess tax benefits for stock compensation.
We are subject to taxation in the United States and various other state and foreign jurisdictions. We are under examination by the Internal Revenue Service ("IRS") for our 2009 through 2013 tax years. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. During first quarter of 2017, the IRS issued proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2009 to 2010 audit cycle. The proposed adjustments would increase our U.S. taxable income by $105 million, which would result in federal tax expense of approximately $37 million, subject to interest. We do not agree with the proposed adjustments and are formally protesting the IRS position.
Note 8 – Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, we are a party to various lawsuits. Management does not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Expedia Group. We also evaluate other potential contingent matters, including value-added tax, excise tax, sales tax, transient occupancy or accommodation tax and similar matters. We do not believe that the aggregate amount of liability that could be reasonably possible with respect to these matters would have a material adverse effect on our financial results; however, litigation is inherently uncertain and the actual losses incurred in the event that our legal proceedings were to result in unfavorable outcomes could have a material adverse effect on our business and financial performance.
Litigation Relating to Occupancy Taxes. Ninety-six lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Fifteen lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-two of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-eight dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $45 million and $43 million as of March 31, 2018 and December 31, 2017. It is also reasonably possible that amounts paid in connection with these issues could include up to an additional $57 million related to tax, interest and penalties in one jurisdiction. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved or disclosed cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
Hawaii (General Excise Tax). During 2013, the Expedia Group companies were required to “pay-to-play” and paid a total of $171 million in advance of litigation relating to general excise taxes for merchant model hotel reservations in the State of Hawaii. In September 2015, following a ruling by the Hawaii Supreme Court, the State of Hawaii refunded the Expedia Group companies $132 million of the original “pay-to-play” amount. Orbitz also received a similar refund of $22 million from the State of Hawaii in September 2015. The amount paid, net of refunds, by the Expedia Group companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services for merchant model hotel reservations was $44 million. The parties reached a settlement relating to Orbitz merchant model hotel tax liabilities, and on October 5, 2016, the

Notes to Consolidated Financial Statements – (Continued)

Expedia Group companies paid the State of Hawaii for the tax years 2012 through 2015. The Expedia Group companies and Orbitz have now resolved all assessments by the State of Hawaii for merchant model hotel taxes through 2015.
The Department of Taxation also issued final assessments for general excise taxes against the Expedia Group companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions. Those assessments are currently under review in the Hawaii tax courts. The Hawaii tax court has scheduled trial on the agency hotel and car rental matters for February 4, 2019. On December 29, 2017, the defendant online travel companies filed a motion for partial summary judgment. On January 10, 2018, the Department of Taxation asked the tax court to stay proceedings in the agency hotel and car rental case pending a decision by the Hawaii Supreme Court in the merchant model car rental case addressed below. The defendants have opposed that request. On February 5, 2018, the tax court granted the motion to stay.
Final assessments by the Hawaii Department of Taxation for general exercise taxes against the Expedia Group companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review in the Hawaii tax courts. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a stipulated order and final judgment. On May 15, 2017, the Expedia Group companies paid under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal. The parties filed notices of cross-appeal from the order. The appeals were transferred to the Hawaii Supreme Court, which heard argument on the appeals on April 5, 2018. The parties await a ruling. The Hawaii tax court’s decision did not resolve merchant car rental transactions for the tax year 2014, which also remain under review.
San Francisco (Occupancy Tax). During 2009, Expedia Group companies were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco and, in May 2014, the Expedia Group companies paid an additional $25.5 million under protest in order to contest additional assessments for later time periods. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco to contest similar assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation. The California Court of Appeals has lifted the stay for this case and the appeal is proceeding.
Other Jurisdictions. We are also in various stages of inquiry or audit with domestic and foreign tax authorities, some of which, including in the United Kingdom, regarding the application of value added tax (“VAT”) to our European Union related transactions as discussed below, impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.
The ultimate resolution of these contingencies may be greater or less than the pay-to-play payments made and our estimates of additional assessments mentioned above.
Matters Relating to International VAT. We are in various stages of inquiry or audit in multiple European Union jurisdictions, including in the United Kingdom, regarding the application of VAT to our European Union related transactions. While we believe we comply with applicable VAT laws, rules and regulations in the relevant jurisdictions, the tax authorities may determine that we owe additional taxes. In certain jurisdictions, including in the United Kingdom, we may be required to “pay-to-play” any VAT assessment prior to contesting its validity. While we believe that we will be successful based on the merits of our positions with regard to the United Kingdom and other VAT audits in pay-to-play jurisdictions, it is nevertheless reasonably possible that we could be required to pay any assessed amounts in order to contest or litigate the applicability of any assessments and an estimate for a reasonably possible amount of any such payments cannot be made.
Competition and Consumer Matters. Over the last several years, the online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Expedia Group is or has been involved in investigations predominately related to whether certain parity clauses in contracts between Expedia Group entities and accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive.
In Europe, investigations or inquiries into contractual parity provisions between hotels and online travel companies, including Expedia Group, were initiated in 2012, 2013 and 2014 by NCAs in Austria, Belgium, Czech Republic, Denmark, France, Germany, Greece, Hungary, Ireland, Italy, Poland, Sweden and Switzerland.  While the ultimate outcome of some of these investigations or inquiries remains uncertain, and Expedia Group’s circumstances are distinguishable from other online travel companies subject to similar investigations and inquiries, we note in this context that on April 21, 2015, the French,

Notes to Consolidated Financial Statements – (Continued)

Italian and Swedish NCAs, working in close cooperation with the European Commission, announced that they accepted formal commitments offered by Booking.com to resolve and close the investigations against Booking.com in France, Italy and Sweden by Booking.com removing and/or modifying certain rate, conditions and availability parity provisions in its contracts with accommodation providers in France, Italy and Sweden as of July 1, 2015, among other commitments. Booking.com voluntarily extended the geographic scope of these commitments to accommodation providers throughout Europe as of the same date.
With effect from August 1, 2015, certain Expedia Group entities waived certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia Group maintains that its parity clauses have always been lawful and in compliance with competition law, these waivers were nevertheless implemented as a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. Following the implementation of these waivers, nearly all NCAs in Europe have announced either the closure of their investigation or inquiries involving Expedia Group entities or a decision not to open an investigation or inquiry involving Expedia Group entities. Below are descriptions of additional rate parity-related matters of note in Europe.
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
The Italian competition authority's case closure decision against Booking.com and certain Expedia Group entities has subsequently been appealed by two Italian hotel trade associations, i.e. Federalberghi and AICA. These appeals remain at an early stage and no hearing date has been fixed.
On November 6, 2015, the Swiss competition authority announced that it had issued a final decision finding certain parity terms existing in previous versions of agreements between Swiss hotels and each of certain Expedia Group entities, Booking.com and HRS to be prohibited under Swiss law. The decision explicitly notes that current contract terms contained in the agreements between the Expedia Group entities and the Swiss hotels are not subject to this prohibition. The Swiss competition authority imposed no fines or other sanctions against the Expedia Group entities and did not find an abuse of a dominant market position by the Expedia Group entities. The FCO’s case against Expedia Group entities' contractual parity provisions with accommodation providers in Germany remains open but is still at a preliminary stage with no formal allegations of wrong-doing having been communicated to the Expedia Group entities to date.
The Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia Group entities objecting to certain parity clauses in contracts between Expedia Group entities and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. The DGCCRF appealed the decision and, on June 21, 2017, the Paris Court of Appeal published a judgment overturning the decision. The court annulled parity clauses contained in the agreements at issue, ordered the Expedia Group entities to amend its contracts, and imposed a fine. The Expedia Group entities have appealed the decision. The appeal will not stay payment of the fine and we have recorded a related reserve.
Hotelverband Deutschland (“IHA”) e.V. (a German hotel association) brought proceedings before the Cologne regional court against Expedia, Inc., Expedia.com GmbH and Expedia Lodging Partner Services Sàrl. IHA applied for a ‘cease and desist’ order against these companies in relation to the enforcement of certain rate and availability parity clauses contained in contracts with hotels in Germany.  On or around February 16, 2017, the court dismissed IHA’s action and declared the claimant liable for the defendant Expedia Group entities' statutory costs.  IHA appealed the decision and, on December 4, 2017, the Court of Appeals rejected IHA’s appeal. The Court of Appeals expressly confirmed that Expedia Group entities' MFNs are in compliance both with European and German competition law. While IHA had indicated an intention to appeal the decision to the Federal Supreme Court, it has not lodged an appeal within the applicable deadline, with the consequence that the Court of Appeals judgment has now become final.
A working group of 10 European NCAs (Belgium, Czech Republic, Denmark, France, Hungary, Ireland, Italy, Netherlands, Sweden and the United Kingdom) and the European Commission has been established by the European Competition Network (“ECN”) at the end of 2015 to monitor the functioning of the online hotel booking sector, following amendments made by a number of online travel companies (including Booking.com and certain Expedia Group entities) in relation to certain parity provisions in their contracts with hotels. The working group issued questionnaires to online travel agencies including certain Expedia Group entities, metasearch sites and hotels in 2016. The underlying results of the ECN monitoring exercise were published on April 6, 2017.

Notes to Consolidated Financial Statements – (Continued)

Legislative bodies in France (July 2015), Austria (December 2016) and Italy (August 2017) have also adopted new domestic anti-parity clause legislation. Expedia Group believes each of these pieces of legislation violates both EU and national legal principles and therefore, Expedia Group has challenged these laws at the European Commission.
A motion requesting the Swiss government to take action on narrow price parity has been adopted in the Swiss parliament.  Moreover, in Belgium, the government is also reviewing narrow parity provisions. The Company is unable to predict whether these proposals in their current form or in another form will ultimately be adopted and, if so, when this might be the case. It is not yet clear how any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia Group’s business.
Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia Group. A Brazilian hotel sector association -- Forum de Operadores Hoteleiros do Brasil -- filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia Group, on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, Expedia Group submitted its response to the complaint to CADE. In late 2016, Expedia Group resolved the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially similar to those provided to accommodation providers in Europe (on September 1, 2016 in Australia and on October 28, 2016 in New Zealand). More recently, however, the Australian NCA reopened its investigation. Expedia Group is in ongoing discussions with a limited number of NCAs in other countries in relation to its contracts with hotels. Expedia Group is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia Group's business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.
In addition, regulatory authorities in Europe, Australia, and elsewhere recently initiated market studies, inquiries and investigations into online marketplaces and how information is presented to consumers using those marketplaces, investigating practices such as search results rankings and algorithms, discount claims, disclosure of charges, and availability and similar messaging. We are unable to predict the implications of these market studies, inquiries and investigations on Expedia Group’s business.
Other than described above, we have not accrued a reserve in connection with the market studies, investigations, inquiries or legal proceedings described above either because the likelihood of an unfavorable outcome is not probable or the amount of any loss is not estimable.
Note 9 – Segment Information
We have four reportable segments: Core OTA, trivago, HomeAway and Egencia. Our Core OTA segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Partner Solutions, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com, CarRentals.com, Classic Vacations and SilverRail Technologies, Inc. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our HomeAway segment operates an online marketplace for the vacation rental industry. Our Egencia segment provides managed travel services to corporate customers worldwide.
We determined our operating segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric is adjusted EBITDA. Adjusted EBITDA for our Core OTA and Egencia segments includes allocations of certain expenses, primarily cost of revenue and facilities, and our Core OTA segment includes the total costs of our global supply organizations as well as the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant hotel revenue. We base the allocations primarily on transaction volumes and other usage metrics. We do not allocate certain shared expenses such as accounting, human resources, information technology and legal to our reportable segments. We include these expenses in Corporate and Eliminations. Our allocation methodology is periodically evaluated and may change. During the first quarter of 2018, we updated our allocations methodology for certain technology costs. While the impact of the update was not significant, we recast the historical information presented to be on a comparable basis.
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

Notes to Consolidated Financial Statements – (Continued)

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
The following tables present our segment information for the three months ended March 31, 2018 and March 31, 2017. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended March 31, 2018
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,926	$197	$234	$151	$—	$2,508
Intersegment revenue	—	122	—	—	(122)	—
Revenue	$1,926	$319	$234	$151	$(122)	$2,508
Adjusted EBITDA	$323	$(28)	$(21)	$27	$(177)	$124
Depreciation	(83)	(3)	(14)	(11)	(56)	(167)
Amortization of intangible assets	—	—	—	—	(72)	(72)
Stock-based compensation	—	—	—	—	(50)	(50)
Legal reserves, occupancy tax and other	—	—	—	—	(3)	(3)
Realized (gain) loss on revenue hedges	3	—	—	—	—	3
Operating income (loss)	$243	$(31)	$(35)	$16	$(358)	(165)
Other expense, net						(4)
Loss before income taxes						(169)
Provision for income taxes						20
Net loss						(149)
Net loss attributable to non-controlling interests						12
Net loss attributable to Expedia Group, Inc.						$(137)

Notes to Consolidated Financial Statements – (Continued)

	Three Months Ended March 31, 2017
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,700	$181	$185	$123	$—	$2,189
Intersegment revenue	—	104	—	—	(104)	—
Revenue	$1,700	$285	$185	$123	$(104)	$2,189
Adjusted EBITDA	$303	$21	$6	$27	$(149)	$208
Depreciation	(71)	(2)	(8)	(9)	(51)	(141)
Amortization of intangible assets	—	—	—	—	(67)	(67)
Stock-based compensation	—	—	—	—	(47)	(47)
Legal reserves, occupancy tax and other	—	—	—	—	(21)	(21)
Restructuring and related reorganization charges	—	—	—	—	(2)	(2)
Realized (gain) loss on revenue hedges	(3)	—	—	—	—	(3)
Operating income (loss)	$229	$19	$(2)	$18	$(337)	(73)
Other expense, net						(58)
Loss before income taxes						(131)
Provision for income taxes						47
Net loss						(84)
Net income attributable to non-controlling interests						(2)
Net loss attributable to Expedia Group, Inc.						$(86)

Note 10 – Guarantor and Non-Guarantor Supplemental Financial Information
Condensed consolidating financial information of Expedia Group, Inc. (the “Parent”), our subsidiaries that are guarantors of our debt facility and instruments (the “Guarantor Subsidiaries”), and our subsidiaries that are not guarantors of our debt facility and instruments (the “Non-Guarantor Subsidiaries”) is shown below. The debt facility and instruments are guaranteed by certain of our wholly-owned domestic subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The guarantees are full, unconditional, and joint and several with the exception of certain customary automatic subsidiary release provisions. In this financial information, the Parent and Guarantor Subsidiaries account for investments in their wholly-owned subsidiaries using the equity method.

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended March 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$1,911	$721	$(124)	$2,508
Costs and expenses:
Cost of revenue	—	366	126	(5)	487
Selling and marketing	—	1,048	587	(119)	1,516
Technology and content	—	280	116	—	396
General and administrative	—	118	81	—	199
Amortization of intangible assets	—	45	27	—	72
Legal reserves, occupancy tax and other	—	3	—	—	3
Intercompany (income) expense, net	—	184	(184)	—	—
Operating loss	—	(133)	(32)	—	(165)
Other income (expense):
Equity in pre-tax losses of consolidated subsidiaries	(97)	(16)	—	113	—
Other, net	(52)	52	(4)	—	(4)
Total other income (expense), net	(149)	36	(4)	113	(4)
Loss before income taxes	(149)	(97)	(36)	113	(169)
Provision for income taxes	12	3	5	—	20
Net loss	(137)	(94)	(31)	113	(149)
Net loss attributable to non-controlling interests	—	1	11	—	12
Net loss attributable to Expedia Group, Inc.	$(137)	$(93)	$(20)	$113	$(137)
Comprehensive income (loss) attributable to Expedia Group, Inc.	$(110)	$(51)	$24	$27	$(110)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$1,701	$593	$(105)	$2,189
Costs and expenses:
Cost of revenue	—	335	90	(3)	422
Selling and marketing	—	910	462	(102)	1,270
Technology and content	—	237	85	—	322
General and administrative	—	106	52	—	158
Amortization of intangible assets	—	46	21	—	67
Legal reserves, occupancy tax and other	—	21	—	—	21
Restructuring and related reorganization charges	—	1	1	—	2
Intercompany (income) expense, net	—	166	(166)	—	—
Operating income (loss)	—	(121)	48	—	(73)
Other income (expense):
Equity in pre-tax earnings (loss) of consolidated subsidiaries	(60)	52	—	8	—
Other, net	(41)	(32)	15	—	(58)
Total other income (loss), net	(101)	20	15	8	(58)
Income (loss) before income taxes	(101)	(101)	63	8	(131)
Provision for income taxes	15	44	(12)	—	47
Net income (loss)	(86)	(57)	51	8	(84)
Net income attributable to non-controlling interests	—	—	(2)	—	(2)
Net income (loss) attributable to Expedia Group, Inc.	$(86)	$(57)	$49	$8	$(86)
Comprehensive income (loss) attributable to Expedia Group, Inc.	$(57)	$(21)	$84	$(63)	$(57)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Total current assets	$370	$5,351	$2,541	$(831)	$7,431
Investment in subsidiaries	10,187	4,317	—	(14,504)	—
Intangible assets, net	—	1,691	552	—	2,243
Goodwill	—	6,366	1,885	—	8,251
Other assets, net	—	1,738	785	(19)	2,504
TOTAL ASSETS	$10,557	$19,463	$5,763	$(15,354)	$20,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$978	$8,735	$1,109	$(831)	$9,991
Long-term debt, excluding current maturities	3,771	—	—	—	3,771
Other long-term liabilities	—	573	283	(19)	837
Redeemable non-controlling interests	—	9	13	—	22
Stockholders’ equity	5,808	10,146	4,358	(14,504)	5,808
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,557	$19,463	$5,763	$(15,354)	$20,429
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Total current assets	$359	$3,493	$2,263	$(575)	$5,540
Investment in subsidiaries	10,265	4,249	—	(14,514)	—
Intangible assets, net	—	1,736	573	—	2,309
Goodwill	—	6,366	1,863	—	8,229
Other assets, net	5	1,677	775	(19)	2,438
TOTAL ASSETS	$10,629	$17,521	$5,474	$(15,108)	$18,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$751	$6,798	$905	$(575)	$7,879
Long-term debt, excluding current maturities	3,749	—	—	—	3,749
Other long-term liabilities	—	494	262	(19)	737
Redeemable non-controlling interests	—	9	13	—	22
Stockholders’ equity	6,129	10,220	4,294	(14,514)	6,129
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,629	$17,521	$5,474	$(15,108)	$18,516

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$1,418	$258	$1,676
Investing activities:
Capital expenditures, including internal-use software and website development	—	(151)	(41)	(192)
Purchases of investments	—	(867)	—	(867)
Sales and maturities of investments	—	273	44	317
Transfers (to) from related parties	—	(60)	60	—
Other, net	—	11	3	14
Net cash provided by (used in) investing activities	—	(794)	66	(728)
Financing activities:
Purchases of treasury stock	(202)	—	—	(202)
Payment of dividends to stockholders	(46)	—	—	(46)
Proceeds from exercise of equity awards and employee stock purchase plan	20	—	—	20
Transfers (to) from related parties	230	120	(350)	—
Other, net	(2)	(5)	(1)	(8)
Net provided by (used in) financing activities	—	115	(351)	(236)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	(10)	27	17
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	—	729	—	729
Cash, cash equivalents and restricted cash and cash equivalents at beginning of the period	—	1,321	1,596	2,917
Cash, cash equivalents and restricted cash and cash equivalents at end of the period	$—	$2,050	$1,596	$3,646

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$1,595	$93	$1,688
Investing activities:
Capital expenditures, including internal-use software and website development	—	(137)	(30)	(167)
Purchases of investments	—	(679)	(101)	(780)
Sales and maturities of investments	—	6	—	6
Other, net	—	(9)	—	(9)
Net cash used in investing activities	—	(819)	(131)	(950)
Financing activities:
Purchases of treasury stock	(45)	—	—	(45)
Payment of dividends to stockholders	(42)	—	—	(42)
Proceeds from exercise of equity awards and employee stock purchase plan	58	—	—	58
Transfers (to) from related parties	35	(135)	100	—
Other, net	(6)	(9)	(4)	(19)
Net cash provided by (used in) financing activities	—	(144)	96	(48)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	8	23	31
Net increase in cash, cash equivalents and restricted cash and cash equivalents	—	640	81	721
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	442	1,376	1,818
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$1,082	$1,457	$2,539

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
Overview
Expedia Group is one of world's largest travel platforms. We help knock down the barriers to travel, making it easier, more enjoyable, more attainable and more accessible. We bring the world within reach for customers and partners around the globe. We leverage our platform and technology capabilities across an extensive portfolio of businesses and brands to orchestrate the movement of people and the delivery of travel experiences on a both local and global scale. We make available, on a stand-alone and package basis, travel products and services provided by numerous lodging properties, airlines, car rental companies, destination service providers, cruise lines, vacation rental property owners and managers, and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our websites.
Our portfolio of brands includes Brand Expedia®, Hotels.com®, Expedia® Partner Solutions, Egencia®, trivago®, HomeAway®, Orbitz®, Travelocity®, Wotif®, lastminute.com.au®, ebookers®, CheapTickets®, Hotwire®, Classic Vacations®, CarRentals.com™, Expedia Local Expert®, Expedia® CruiseShipCenters®, SilverRail, ALICE and Traveldoo®. In addition, many of these brands have related international points of sale, including those as part of AirAsia Expedia™. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Online Travel
Increased usage and familiarity with the internet drove rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2018, over 45% of U.S. and European leisure and unmanaged corporate travel expenditures are expected to occur online. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, are lagging behind that of the United States and Europe, and are estimated between 35% to 40%. These penetration rates increased over the past few years, and are expected to continue growing, which has attracted many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools, the impact of which is currently uncertain. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, directly impacted the travel and lodging industry. Players such as Airbnb, HomeAway (which we acquired in December 2015) and Booking.com (owned by Booking Holdings) emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is estimated by Phocuswright to account for approximately $120 billion of annual travel spend and expected to continue to grow as a percentage of the global accommodation market. Furthermore, we saw increased interest in the online travel industry from search engine companies as evidenced by recent innovations including direct booking functionality, as well as licensing deals and proposed and actual acquisitions by companies such as Google. Finally, traditional consumer eCommerce and group buying websites expanded their local offerings into the travel market by adding hotel offers to their websites.
The online travel industry also saw the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model saw rapid adoption in Europe. Expedia Group distributes both merchant (Expedia Collect) and agency (Hotel Collect) hotel offerings for our hotel supply partners through both agency-only contracts as well as our hybrid Expedia Traveler Preference (ETP) program, which offers travelers the choice of whether to pay Expedia Group at the time of booking or pay the hotel at the time of stay.
Intense competition also historically led to aggressive marketing efforts by the travel suppliers and intermediaries, and a meaningful unfavorable impact on our overall marketing efficiencies and operating margins. We manage our selling and marketing spending on a brand basis, making decisions in each applicable market that we think are appropriate based on the relative growth opportunity and the expected returns and the competitive environment. In certain cases, particularly in emerging markets, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is less favorable than that for our consolidated business, but for which we still believe the opportunity to be attractive. The crowded online travel environment is now driving certain secondary and tertiary online travel companies to establish marketing agreements with global players in order to leverage distribution and technology capabilities while focusing resources on capturing traveler mind share.
Lodging
Lodging includes hotel accommodations as well as alternative accommodations primarily made available through HomeAway. As a percentage of our total worldwide revenue in the first quarter of 2018, lodging accounted for 64%. Our room night growth has been healthy, with room nights growing 32% in 2016 (excluding eLong), 16% in 2017, and 15% for the first quarter of 2018. ADRs for rooms booked on Expedia Group and HomeAway websites increased 5% in 2016 (excluding eLong) due to the acquisition of HomeAway, increased 3% in 2017, and increased 7% in the first quarter of 2018.
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
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry generally increased on a currency-neutral basis in a gradually improving overall travel environment. However, U.S. dollar-denominated hotel ADRs declined in 2016, due to the currency translation impact, increased in 2017, and increased in the first quarter of 2018. Current occupancy rates for hotels in the United States remain high; however, U.S. hotel supply growth has been accelerating, which may put additional pressure on ADRs. In international markets, hotel supply is being added at a faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as Asia and certain Latin American markets. Companies like Airbnb, HomeAway and Booking.com also added incremental global supply in the alternative accommodations space. In addition, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi. We succeeded in adding supply to our marketplace with more than 665,000 properties on our global websites as of March 31, 2018, including more than 175,000 HomeAway vacation rental properties now available on select Brand Expedia, Orbitz, Travelocity, CheapTickets and ebookers websites.
Alternative Accommodations. With our acquisition of HomeAway and all of its brands in December 2015, we expanded into the fast growing $120 billion alternative accommodations market. HomeAway is a leader in this market and represents an attractive growth opportunity for Expedia Group. HomeAway has been undergoing a transition from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. In addition, HomeAway rolled out a traveler service fee in the United States and Europe during the first half of 2016, consistent with historical market practice. The fee has contributed to HomeAway’s revenue growth and help fund marketing investment, programs to better protect travelers and future growth initiatives. Furthermore, HomeAway moved to a single subscription option globally in July 2016. In the first quarter of 2017, HomeAway began integrating Expedia Group vacation rental properties onto its websites. As of March 31, 2018, there are more than 1.6 million online bookable listings available on HomeAway.
Air
Significant airline sector consolidation in the United States generally resulted in lower overall capacity and higher fares, which combined with the significant declines in fuel prices led to record levels of profitability for the U.S. air carriers, further strengthening their position. However, in 2016 and 2017, there was evidence of discounting by the U.S. carriers while currency headwinds and weaker macroeconomic trends put pressure on international results, which appear to be reversing during the first quarter of 2018. Ticket prices on Expedia Group websites declined 6% in 2016 (excluding eLong), declined 1% in 2017, and increased 3% in the first quarter of 2018. Based on airline reports, demand for airline tickets seems to be strong, helping increase air revenues globally. There is significant correlation between airline revenues and fuel price, and fluctuations in fuel prices generally take time to be reflected in air revenues. Given current volatility in fuel prices, it is uncertain whether the recent increases in fuel prices will drive further increases in airfares, particularly when considering planned supply increases through capacity additions. We can encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew, and continue to add airlines to ensure local coverage in new markets.
Air ticket volumes increased 32% in 2016 (excluding eLong), primarily due to the acquisition of Orbitz, 4% in 2017, and 1% in the first quarter of 2018. As a percentage of our total worldwide revenue in the first quarter of 2018, air accounted for 10%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, in addition to Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first quarter of 2018, we generated $282 million of advertising and media revenue representing 11% of our total worldwide revenue, up from $257 million in the first quarter of 2017.
Growth Strategy
Global Expansion. Our Brand Expedia, Hotels.com, Egencia, and Expedia Partner Solutions brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations in Europe and Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.com.nz and travel.com.au are focused principally on the Australia and New Zealand markets. Egencia, our corporate travel business, operates in over 60 countries around the world. The HomeAway portfolio has 60 vacation rental websites all around the world. We own a majority share of trivago, a leading metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. trivago continues to operate independently and grow revenue through global expansion. In December 2016, trivago successfully completed its initial public offering and trades on the Nasdaq Global Select Market under the symbol "TRVG." In addition, we have commercial agreements in place with Ctrip and eLong in China, Traveloka in Southeast Asia, as well as Despegar in Latin America, among many others. In conjunction with the commercial arrangements with Traveloka and Despegar, we have also made strategic investments of over $600 million combined in Traveloka in 2017 and Despegar in 2015. In the first quarter of 2018, approximately 39% of our worldwide gross bookings and 46% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating more than two-thirds of our revenue through businesses and points of sale outside of the United States.

In expanding our global reach, we leverage significant investments in technology, operations, brand building, supplier relationships and other initiatives that we have made since the launch of Expedia.com in 1996. More recently, we have invested in migrating parts of our technology platform to the cloud, as well as focused on expanding our lodging supply in key focus markets around the world. Our scale of operations enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. We believe that our size and scale afford the company the ability to negotiate competitive rates with our supply partners, provide breadth of choice and travel deals to our traveling customers through an expanding supply portfolio and create opportunities for new value added offers for our customers such as our loyalty programs. The size of Expedia Group’s worldwide traveler base makes our websites an increasingly appealing channel for travel suppliers to reach customers. In addition, the sheer size of our user base and search query volume allows us to test new technologies very quickly in order to determine which innovations are most likely to improve the travel research and booking process, and then roll those features out to our worldwide audience in order to drive improvements in conversion.
Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space for more than two decades. Each Expedia Group technology platform is operated by a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. We made key investments in technology, including significant development of our technical platforms that makes it possible for us to deliver innovations at a faster pace. Improvements in our global platforms for Hotels.com and Brand Expedia continue to enable us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. In 2013, we signed an agreement to power the technology, supply and customer service platforms for Travelocity-branded websites in the United States and Canada, enabling the Company to leverage its investments in each of these key areas. During 2014, the Travelocity-branded websites were successfully migrated to the Brand Expedia technology platform. In November 2014, we completed the acquisition of Wotif Group and subsequently converted the Wotif.com website to the Brand Expedia technology platform. In January 2015, we acquired the Travelocity brand and other associated assets from Sabre. The strategic marketing and other related agreements previously entered into were terminated. In September 2015, we acquired Orbitz Worldwide, including all of its brands. The Orbitz, CheapTickets and ebookers websites were migrated to the Brand Expedia technology platform in the first half of 2016, and Orbitz for Business customers were migrated to the Egencia technology platform by July 2016. In December 2015, we acquired HomeAway, Inc., including all of its brands. Additionally, in June 2017, we acquired a majority stake in SilverRail, a leading rail technology distributor. We intend to continue leveraging these investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.
Channel Expansion. Technological innovations and developments continue to create new opportunities for travel bookings. In the past few years, each of our brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends, and many of our brands now see more traffic via mobile devices than via traditional PCs. Mobile bookings continue to present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we historically experienced via more traditional online booking methods. Additionally, our brands are implementing new technologies like voice-based search, chatbots and messaging apps as mobile-based options for travelers. In addition, we are seeing significant cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the first quarter of 2018, approximately one in three Expedia Group transactions globally were booked on a mobile device.
Seasonality
We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel products, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for our hotel business and can be several months for our vacation rental business. Historically, HomeAway has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as we aggressively market during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations, advertising business or a change in our product mix, including the growth of HomeAway, may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends. As HomeAway continues its shift to more of a transaction-based business model for vacation rental listings and its booking window elongates, its seasonal trends are more pronounced than our other traditional leisure businesses.
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
For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2017 as well as updates in the current fiscal year provided in Note 2 – Summary of Significant Accounting Policies in the notes to the consolidated financial statements.
Occupancy and Other Taxes
Legal Proceedings. We are currently involved in fifteen lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.
Recent developments include:

•
City of Los Angeles, California Litigation. On March 28, 2018, the Court of Appeals affirmed the trial court decision reversing the tax assessments issued against the defendant online travel companies.

•
Pine Bluff, Arkansas Litigation. On February 1, 2018, the trial court granted plaintiffs’ motion for summary judgment and denied the online travel company defendants’ motion for summary judgment on the issue of tax liability.

•	Portland, Oregon HomeAway Litigation. The parties reached a settlement and all federal and state cases were dismissed during March 2018, formally concluding the matters.
For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $45 million as of March 31, 2018, and $43 million as of December 31, 2017.
Certain jurisdictions, including, but not limited to the states of New York, North Carolina, Minnesota, Oregon, Rhode Island, and Maryland, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to a number of jurisdictions, including, but not limited to the states of New York, South Carolina, North Carolina, Minnesota, Georgia, Wyoming, Oregon, Rhode Island, Montana, Maryland, Kentucky and Maine, the District of Columbia and the city of New York, as well as certain other county and local jurisdictions.

Pay-to-Play
Certain jurisdictions may assert that we are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances. This prepayment of contested taxes is referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity. For additional information, including significant pay-to-play payments made by Expedia Group companies, see Note 8 – Commitments and Contingencies - Legal Proceedings - Pay-to-Play in the notes to the consolidated financial statements.
Other Jurisdictions. We are also in various stages of inquiry or audit with domestic and foreign tax authorities, some of which, including in the United Kingdom, regarding the application of value added tax (“VAT”) to our European Union related transactions, impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.
Segments
We have four reportable segments: Core Online Travel Agencies (“Core OTA”), trivago, HomeAway and Egencia. Our Core OTA segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Partner Solutions, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com, CarRentals.com, Classic Vacations and SilverRail. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our HomeAway segment operates an online marketplace for the vacation rental industry. Our Egencia segment provides managed travel services to corporate customers worldwide.
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

Gross Bookings and Revenue Margin

	Three months ended March 31,
	2018	2017	% Change
	($ in millions)
Gross Bookings
Core OTA	$21,171	$19,109	11%
trivago(1)	—	—	N/A
HomeAway(2)	3,947	2,697	46%
Egencia	2,078	1,804	15%
Total gross bookings	$27,196	$23,610	15%

Revenue Margin
Core OTA	9.1%	8.9%
trivago(1)	N/A	N/A
HomeAway(2)	5.9%	6.9%
Egencia	7.2%	6.8%
Total revenue margin	9.2%	9.3%
 ____________________________

(1)
trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.

(2)
HomeAway gross bookings include on-platform and reported transactions from all HomeAway brands, with the exception of BedandBreakfast.com and TopRural (which, if included would collectively add less than an estimated 2% to gross bookings). Gross bookings for Stayz, Bookabach and Travelmob (which collectively represent less than 10% of total on-platform transactions) represent our best estimates.

The increase in worldwide gross bookings for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily driven by growth at our Core OTA segment, including growth at Brand Expedia and Hotels.com, and at HomeAway.
Results of Operations
Revenue

	Three Months Ended March 31,
	2018	2017	% Change
	($ in millions)
Revenue by Segment
Core OTA	$1,926	$1,700	13%
trivago (Third-party revenue)	197	181	9%
HomeAway	234	185	26%
Egencia	151	123	23%
Total revenue	$2,508	$2,189	15%
Revenue increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily driven by growth in the Core OTA segment, including growth at Brand Expedia, Hotels.com and Expedia Partner Solutions, as well as growth at HomeAway.

	Three Months Ended March 31,
	2018	2017	% Change
	($ in millions)
Revenue by Product and Service Type
Lodging	$1,612	$1,400	15%
Air	242	217	11%
Advertising and media(1)	282	257	10%
Other	372	315	18%
Total revenue	$2,508	$2,189	15%
____________________________

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue, which includes hotel and HomeAway revenue, increased 15% for the three months ended March 31, 2018, compared to the same period in 2017, driven by growth in Hotels.com, Expedia Partner Solutions, Brand Expedia and HomeAway. Room nights stayed increased 15% while revenue per room night was flat in the first quarter of 2018.
Worldwide air revenue increased 11% for the three months ended March 31, 2018, compared to the same period in 2017, on a 10% increase in revenue per ticket augmented by a 1% increase in air tickets sold. Air revenue growth included an approximately 350 basis point benefit due to an accounting change related to classification of certain fees, which were previously recorded as contra-revenue but now classified as cost of revenue with no net impact to Adjusted EBITDA.
Advertising and media revenue increased 10% for the three months ended March 31, 2018, compared to the same period in 2017, due to 10 percentage points of positive impact from foreign exchange as well as continued growth in Expedia Group Media Solutions, partially offset by a decline in local currency revenue at trivago. All other revenue, which includes car rental, insurance, destination services and fee revenue related to our corporate travel business, increased by 18% for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to growth in car rental and travel insurance products.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three Months Ended March 31,
	2018	2017	% Change
	($ in millions)
Revenue by Business Model
Merchant	$1,334	$1,176	13%
Agency	658	571	15%
Advertising and media	282	257	10%
HomeAway	234	185	26%
Total revenue	$2,508	$2,189	15%
Merchant revenue increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.
Agency revenue increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to the growth in agency hotel and air.
HomeAway revenue increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to growth in transactional revenue of approximately 70% driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing approximately 30%.

Cost of Revenue

	Three Months Ended March 31,
	2018	2017	% Change
	($ in millions)
Customer operations	$218	$185	18%
Credit card processing	124	127	(2)%
Data center, cloud and other	145	110	32%
Total cost of revenue	$487	$422	16%
% of revenue	19.4%	19.3%
Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, fraud and chargebacks, and (3) other costs, primarily including data center and cloud costs to support our websites, supplier operations, destination supply and stock-based compensation.
During the three months ended March 31, 2018, the increase in cost of revenue expense, compared to the same period in 2017, was driven by $35 million of higher data center, cloud and other costs as well as $33 million of higher customer operations expenses, including higher headcount at Egencia and HomeAway. Cloud expense in cost of revenue during the first quarter of 2018 was $23 million, compared to $9 million in the first quarter of 2017.
Selling and Marketing

	Three Months Ended March 31,
	2018	2017	% Change
	($ in millions)
Direct costs	$1,239	$1,053	18%
Indirect costs	277	217	28%
Total selling and marketing	$1,516	$1,270	19%
% of revenue	60.4%	58.0%
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
Selling and marketing expenses increased $246 million during the three months ended March 31, 2018, compared to the same period in 2017, driven by increase of $186 million of direct costs, including online and offline marketing expenses. trivago, HomeAway, and Core OTA accounted for the majority of the total direct cost increases. In addition, higher indirect costs of $60 million also contributed to the increase and were driven by growth in personnel in the lodging supply organization as well as at Egencia.

Technology and Content

	Three Months Ended March 31,
	2018	2017	% Change
	($ in millions)
Personnel and overhead	$201	$157	28%
Depreciation and amortization of technology assets	119	103	16%
Other	76	62	22%
Total technology and content	$396	$322	23%
% of revenue	15.8%	14.7%
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
Technology and content expense increased $74 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to increased personnel and overhead of $44 million due to growth at HomeAway and investments in our ecommerce platform, as well as inorganic impacts from SilverRail and ALICE both acquired in the second half of 2017. In addition, depreciation and amortization of technology assets also increased $16 million. Cloud expense in technology and content during the first quarter of 2018 was $13 million, compared to $7 million in the first quarter of 2017.
General and Administrative

	Three Months Ended March 31,
	2018	2017	% Change
	($ in millions)
Personnel and overhead	$129	$100	29%
Professional fees and other	70	58	21%
Total general and administrative	$199	$158	26%
% of revenue	7.9%	7.2%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.
General and administrative expense increased $41 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to higher personnel and overhead costs of $29 million, including increased headcount at corporate, HomeAway and the inorganic impacts from SilverRail and ALICE, as well as higher professional fees.

Amortization of Intangible Assets

	Three Months Ended March 31,
	2018	2017	% Change
	($ in millions)
Amortization of intangible assets	$72	$67	8%
Amortization of intangible assets increased $5 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to amortization related to new business acquisitions.
Legal Reserves, Occupancy Tax and Other

	Three Months Ended March 31,
	2018	2017	% Change
	($ in millions)
Legal reserves, occupancy tax and other	$3	$21	(84)%
% of revenue	0.1%	1.0%
Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
The amounts in the three months ended March 31, 2018 and 2017 related to changes in our reserve related to hotel occupancy and other taxes.

Operating Loss

	Three Months Ended March 31,
	2018	2017	% Change
	($ in millions)
Operating loss	$(165)	$(73)	127%
% of revenue	(6.6)%	(3.3)%
Operating loss increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to increased costs and expenses, including growth in most major operating expense categories in excess of revenue growth.
Adjusted EBITDA by Segment

	Three Months Ended March 31,
	2018	2017	% Change
	($ in millions)
Core OTA	$323	$303	7%
trivago	(28)	21	N/A
HomeAway	(21)	6	N/A
Egencia	27	27	(2)%
Unallocated overhead costs (Corporate)	(177)	(149)	(19)%
Total Adjusted EBITDA (1)	$124	$208	(40)%
 ____________________________

(1)	Adjusted EBITDA is a non-GAAP measure. See "Definition and Reconciliation of Adjusted EBITDA" below for more information.
Adjusted EBITDA is our primary segment operating metric. See Note 9 – Segment Information in the notes to the consolidated financial statements for additional information on intersegment transactions, unallocated overhead costs and for a reconciliation of Adjusted EBITDA by segment to net income (loss) attributable to Expedia Group, Inc. for the periods presented above.
Core OTA Adjusted EBITDA increased $20 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to an increase of $226 million in revenue, partially offset by an increase in sales and marketing expense mostly at Hotels.com, Expedia Partner Solutions and Brand Expedia.
trivago Adjusted EBITDA declined $49 million during the three months ended March 31, 2018, compared to the same period in 2017, due to an increase in expenses in excess of revenue growth, primarily sales and marketing spend.
HomeAway Adjusted EBITDA declined $27 million during the three months ended March 31, 2018, compared to the same period in 2017, due to higher operating expenses from planned investments in performance-based marketing as well as a continuation in investing in both consumer and supplier facing products, and HomeAway's migration to the cloud, partially offset by an increase of $49 million in revenue. These investments had a more pronounced impact on Adjusted EBITDA in the first quarter this year given the increasing seasonality in HomeAway’s business as it continues to generate more of its revenue from its transactional business model and less from the subscription model.
Egencia Adjusted EBITDA for the three months ended March 31, 2018 was essentially flat compared to the same period in 2017, as growth in revenue from new corporate clients and room nights was offset primarily by headcount costs from investments in sales, product and technology.

Unallocated overhead costs increased $28 million during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to higher general and administrative personnel and overhead costs as well as higher technology and content personnel expenses to support investments in our ecommerce platform.
Interest Income and Expense

	Three Months Ended March 31,
	2018	2017	% Change
	($ in millions)
Interest income	$11	$6	69%
Interest expense	(51)	(43)	18%

Interest income increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to higher average cash balances and to a lesser extent higher rates of return. Interest expense increased for the three months ended March 31, 2018, compared to the same period in 2017, as a result of interest on the $1 billion senior unsecured notes issued in September 2017.
Other, Net
Other, net is comprised of the following:

	Three Months Ended March 31,
	2018	2017
	($ in millions)
Foreign exchange rate losses, net	$(2)	$(20)
Gains (losses) on minority equity investments, net	37	(1)
Other	1	—
Total other, net	$36	$(21)
Provision for Income Taxes

	Three Months Ended March 31,
	2018	2017	% Change
	($ in millions)
Provision for income taxes	$(20)	$(47)	(56)%
Effective tax rate	12.0%	35.6%
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items.
For the three months ended March 31, 2018, the effective tax rate was 12.0%, compared to a 35.6% for the three months ended March 31, 2017 with the decline primarily driven by the Tax Act and a decrease in excess tax benefits for stock compensation.
We are subject to taxation in the United States and various other state and foreign jurisdictions. We are under examination by the IRS for our 2009 through 2013 tax years. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. During first quarter of 2017, the IRS issued proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2009 to 2010 audit cycle. The proposed adjustments would increase our U.S. taxable income by $105 million, which would result in federal tax expense of approximately $37 million, subject to interest. We do not agree with the proposed adjustments and are formally protesting the IRS position.

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
Adjusted EBITDA is defined as net income (loss) attributable to Expedia Group adjusted for (1) net income (loss) attributable to non-controlling interests; (2) provision for income taxes; (3) total other expenses, net; (4) stock-based compensation expense, including compensation expense related to certain subsidiary equity plans; (5) acquisition-related impacts, including (i) amortization of intangible assets and goodwill and intangible asset impairment, (ii) gains (losses) recognized on changes in the value of contingent consideration arrangements, if any, and (iii) upfront consideration paid to settle employee compensation plans of the acquiree, if any; (6) certain other items, including restructuring; (7) items included in legal reserves, occupancy tax and other; (8) that portion of gains (losses) on revenue hedging activities that are included in other, net that relate to revenue recognized in the period; and (9) depreciation.
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
The reconciliation of net loss attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended March 31,
	2018	2017
	(In millions)
Net loss attributable to Expedia Group, Inc.	$(137)	$(86)
Net income (loss) attributable to non-controlling interests	(12)	2
Provision for income taxes	(20)	(47)
Total other expense, net	4	58
Operating loss	(165)	(73)
Gain (loss) on revenue hedges related to revenue recognized	(3)	3
Restructuring and related reorganization charges	—	2
Legal reserves, occupancy tax and other	3	21
Stock-based compensation	50	47
Amortization of intangible assets	72	67
Depreciation	167	141
Adjusted EBITDA	$124	$208

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $4.5 billion and $3.3 billion at March 31, 2018 and December 31, 2017, and our $1.5 billion revolving credit facility, which is essentially untapped and expires in February 2021. The revolving credit facility bears interest based on the Company’s credit ratings with the applicable interest rate on drawn amounts at LIBOR plus 137.5 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of March 31, 2018.
As of March 31, 2018, the total cash and cash equivalents and short-term investments held outside the United States was $1.3 billion ($1.0 billion in wholly-owned foreign subsidiaries and $276 million in majority-owned subsidiaries).
Our credit ratings are periodically reviewed by rating agencies. As of March 31, 2018, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.
As of March 31, 2018, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $500 million in registered senior unsecured notes due in August 2018 that bear interest at 7.456% and is classified as current in the consolidated balance sheets, as well as long-term debt of $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%, Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5%, $750 million of registered senior unsecured notes due in February 2026 that bear interest at 5.0% and the $1 billion of registered senior unsecured notes due in February 2028 that bear interest at 3.8%.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital related to merchant hotel transactions will positively impact operating cash flows. However, we are using both the merchant model and the agency model in many of our markets. If the merchant hotel model declines relative to our other business models that generally consume working capital such as agency hotel, managed corporate travel, advertising or certain Expedia Partner Solutions relationships, or if there are changes to the merchant model, supplier payment terms, or booking patterns that compress the time period between our receipt of cash from travelers and our payment to suppliers, such as with mobile bookings via smartphones, our overall working capital benefits could be reduced, eliminated or even reversed. Our future working capital benefits could also be impacted by HomeAway's continued shift to more of a transactional model from a subscription model.
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
As of March 31, 2018, we had a deficit in our working capital of $2.6 billion, which increased compared to the deficit of $2.3 billion as of December 31, 2017. The change in the deficit was primarily due to investing and financing activities, including capital expenditures and purchase of treasury stock.
We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, we began our expansion into the cloud computing environment. While our cloud computing expenses have increased and are expected to continue to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to our data centers over time. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Excluding capital expenditures associated with the build out of our new corporate headquarters, we expect total capital expenditures for full year 2018 to increase over 2017 spending levels. Our current estimates for the new headquarters total approximately $800 to $900 million, with final estimates contingent on completion of design plans and final determination of completed office space required in the initial build out. Of the total approximately $30 million was spent in 2016 and approximately $70 million in 2017. We plan to make significant progress on our corporate headquarters building in the coming year, spending approximately $230 million in 2018, with approximately $30 million spent in the first quarter of 2018, followed by nearly $450 million in 2019, when we expect to begin to move into the campus.
Our cash flows are as follows:

	Three months ended March 31,
	2018	2017	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$1,676	$1,688	$(12)
Investing activities	(728)	(950)	222
Financing activities	(236)	(48)	(188)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	17	31	(14)
For the three months ended March 31, 2018, net cash provided by operating activities decreased by $12 million primarily due to lower operating income after adjusting for impacts of depreciation and amortization and higher tax and interest payments, partially offset by an increase in benefits from other working capital adjustments.
For the three months ended March 31, 2018, cash used in investing activities decreased by $222 million primarily due to lower net purchases of investments of $224 million in the current period.
For the three months ended March 31, 2018, cash used in financing activities primarily included cash paid to acquire shares of $202 million, including the repurchased shares under the authorizations discussed below, and a $46 million cash dividend payment, partially offset by $20 million of proceeds from the exercise of options and employee stock purchase plans. For the three months ended March 31, 2017, cash used in financing activities primarily included cash paid to acquire shares of $45 million and a $42 million cash dividend payment, partially offset by $58 million of proceeds from the exercise of options and employee stock purchase plans.
In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. During the three months ended March 31, 2018 and 2017, we repurchased, through open market transactions, 1.8 million and 0.3 million shares under these authorization for a total cost of $191 million and $39 million, excluding transaction costs. As of March 31, 2018, there were approximately 3.2 million shares remaining under the 2015 repurchase authorization. Subsequent to the end of the first quarter of 2018, we repurchased an additional 0.7 million shares for a total cost of $77 million, excluding transaction costs, representing an average purchase price of $107.98 per share. On April 26, 2018, we announced the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to an additional 15 million shares of our common stock and as of that date 17.4 million shares remain authorized for repurchase under the 2015 and 2018 authorizations. There is no fixed termination date for the repurchases.
During the first three months of 2018 and 2017, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
February 7, 2018	$0.30	March 8, 2018	$46	March 28, 2018
February 7, 2017	$0.28	March 9, 2017	$42	March 30, 2017
In addition, in April 2018, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on June 14, 2018 to stockholders of record as of the close of business on May 24, 2018. Future declarations of dividends are subject to final determination by our Board of Directors.

The effect of foreign exchange on our cash and restricted cash balances denominated in foreign currency for the three months ended March 31, 2018, compared to the same period in 2017, showed a net change of $(14) million reflecting higher net appreciations in foreign currencies in the prior year period compared to the current year period.
In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2017. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of March 31, 2018 or December 31, 2017.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There has been no material changes in our market risk during the three months ended March 31, 2018. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2017. The following are developments regarding such legal proceedings:

Litigation Relating to Occupancy and Other Taxes
Actions Filed by Individual States, Cities and Counties
City of Los Angeles, California Litigation. On March 28, 2018, the Court of Appeals affirmed the trial court decision reversing the tax assessments issued against the defendant online travel companies.
City of San Antonio, Texas Litigation. On March 28, 2018, the district court entered final judgment in favor of the defendant online travel companies. On April 10, 2018, the defendants submitted their request for an award of reimbursable costs.
Pine Bluff, Arkansas Litigation. On February 1, 2018, the trial court granted plaintiffs’ motion for summary judgment and denied the online travel company defendants’ motion for summary judgment on the issue of tax liability.
Town of Breckenridge, Colorado Litigation. On February 8, 2018, the Town filed a motion for rehearing of the Colorado Court of Appeals’ decision affirming the trial court rulings in favor of the defendant online travel companies. On March 16, 2018, the Town filed a petition for writ of certiorari to the Colorado Supreme Court; the defendant online travel companies have opposed the petition, which remains pending.
Arizona Cities Litigation. On February 15, 2018, the Arizona Court of Appeals heard argument on the parties’ cross appeals and the parties await a ruling.
Palm Beach, Florida HomeAway Litigation. On February 16, 2018, the defendants filed a motion for summary judgment; that motion remains pending. On March 28, 2018, the court removed the case from the May 28, 2018 trial docket and ordered the trial date to be reset at a later date.
Portland, Oregon HomeAway Litigation. The parties reached a settlement and all federal and state cases were dismissed during March 2018, formally concluding the matters.
Clackamas County, Oregon Litigation.  On April 25, 2018, United States Magistrate Judge Papak issued a Report and Recommendation on HomeAway’s and Expedia’s motion to dismiss, recommending that the District Court grant the motion and dismiss the plaintiff’s complaint with prejudice.

Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Buckeye Tree Lodge/2020 O Street Corporation Lawsuits. On February 22, 2018, plaintiffs filed a motion for class certification, which defendants have opposed. The court has scheduled argument on the motion for May 17, 2018.
Cases against HomeAway.com, Inc. On April 17, 2018, in Arnold v. HomeAway.com, Inc. and Kilpatrick v. HomeAway, Inc. (formerly Brickman v. HomeAway, Inc.) matters, the magistrate judge issued a Report and Recommendation recommending that the district court dismiss the plaintiffs' breach of contract claim with prejudice and deny HomeAway's motion to strike class allegations as premature.
Orbitz Data Breach Putative Class Action.  On March 21, 2018, a putative class action lawsuit was filed against Orbitz LLC, Orbitz Worldwide, Inc., and Expedia, Inc. (WA) in California federal court.  Dupler v. Orbitz LLC, et al., Case No. 2:18-cv-02303 (U.S. District Court, Central District of California). The Complaint alleges claims for breach of implied contract, negligence, negligence per se, violations of California’s Unfair Competition Law and other state unfair and deceptive business practices laws, invasion of privacy, breach of the covenant of good faith and fair dealing, and violations of various state data breach acts.
Other Legal Proceedings
Santa Monica, California Litigation.  On March 12, 2018, the court denied HomeAway’s motion for a preliminary injunction. On March 21, 2018, HomeAway filed a notice of appeal of that decision to the United States Ninth Circuit Court of Appeals. On February 15, 2018, the city filed a motion to dismiss, which remains pending.
Chicago, Illinois Litigation.  On April 6, 2018, the City of Chicago filed a motion to dismiss, which HomeAway will oppose.

Part II. Item 1. Legal Proceedings

Ryanair Lawsuit (United States). On February 5, 2018, Expedia Group filed a motion to dismiss the complaint and on April 12, 2018, Expedia Group filed a motion to dismiss the case on forum non conveniens grounds, each of which remains pending.

Competition Reviews, Litigation and Legislation Regarding Parity Clauses
For a discussion of certain matters related to competition review and legislation regarding parity clauses, see Note 8 – Commitments and Contingencies - Legal Proceedings - Matters Relating to Competition Reviews and Legislation Relating to Parity Clauses in the notes to consolidated financial statements.

Part II. Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
During 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. A summary of the repurchase activity for the first quarter of 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
January 1-31, 2018	—	$—	—	4,943
February 1-28, 2018	364	105.16	364	4,579
March 1-31, 2018	1,423	107.21	1,423	3,156
Total	1,787		1,787
On April 26, 2018, we announced the Executive Committee, acting on behalf of the Board of Directors, has authorized a repurchase of up to an additional 15 million shares of our common stock. There is no fixed termination date for the repurchases.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
10.1*	Form of Expedia Group, Inc. Restricted Stock Unit Agreement	X

10.2*	Form of Expedia Group, Inc. Stock Option Agreement	X

10.3*	Form of Expedia, Inc. 2018 Performance-Based Stock Option Agreement	X

10.4*	Stock Option Agreement between Mark D. Okerstrom and Expedia, Inc., effective as of March 2, 2018 (Performance-Based Options)	X

10.5*	Stock Option Agreement between Alan R. Pickerill and Expedia, Inc., effective as of March 2, 2018 (Performance-Based Options)	X

10.6*	Stock Option Agreement between Robert J. Dzielak and Expedia, Inc., effective March 2, 2018 (Performance-Based Options)	X

10.7*	Stock Option Agreement between Robert J. Dzielak and Expedia, Inc., effective March 2, 2018 (Cliff Vest Options)	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
X

*    Indicates a management contract or compensatory plan or arrangement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

April 26, 2018	Expedia Group, Inc.

	By:	/s/ Alan Pickerill
Alan Pickerill
Chief Financial Officer