Form 10-Q
period 2018-06-30
Expedia Group, Inc.
filed 2018-07-27
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of July 13, 2018 was:

Common stock, $0.0001 par value per share	136,651,105	shares
Class B common stock, $0.0001 par value per share	12,799,999	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended June 30, 2018

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenue	$2,880	$2,586	$5,388	$4,775
Costs and expenses:
Cost of revenue (1)	498	439	985	861
Selling and marketing (1)	1,541	1,443	3,057	2,713
Technology and content (1)	400	343	796	665
General and administrative (1)	196	179	395	337
Amortization of intangible assets	72	66	144	133
Impairment of goodwill	61	—	61	—
Legal reserves, occupancy tax and other	1	3	4	24
Restructuring and related reorganization charges	—	10	—	12
Operating income (loss)	111	103	(54)	30
Other income (expense):
Interest income	16	10	27	16
Interest expense	(51)	(43)	(102)	(86)
Other, net	(90)	(13)	(54)	(34)
Total other expense, net	(125)	(46)	(129)	(104)
Income (loss) before income taxes	(14)	57	(183)	(74)
Provision for income taxes	5	(3)	25	44
Net income (loss)	(9)	54	(158)	(30)
Net loss attributable to non-controlling interests	10	3	22	1
Net income (loss) attributable to Expedia Group, Inc.	$1	$57	$(136)	$(29)

Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$0.01	$0.37	$(0.90)	$(0.19)
Diluted	0.01	0.36	(0.90)	(0.19)
Shares used in computing earnings (loss) per share (000's):
Basic	150,076	151,582	150,942	151,060
Diluted	152,617	157,033	150,942	151,060

Dividends declared per common share	$0.30	$0.28	$0.60	$0.56
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$3	$3	$5	$6
Selling and marketing	12	10	23	21
Technology and content	16	15	31	28
General and administrative	19	22	41	42
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(9)	$54	$(158)	$(30)
Currency translation adjustments, net of tax(1)	(87)	89	(49)	124
Comprehensive income (loss)	(96)	143	(207)	94
Less: Comprehensive income (loss) attributable to non-controlling interests	(31)	23	(32)	31
Comprehensive income (loss) attributable to Expedia Group, Inc.	$(65)	$120	$(175)	$63

(1)
Currency translation adjustments include tax expense of $10 million and $5 million associated with net investment hedges for the three and six months ended June 30, 2018 and a tax benefit of $18 million and $22 million for the three and six months ended June 30, 2017.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares which are reflected in thousands and par value)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,072	$2,847
Restricted cash and cash equivalents	336	69
Short-term investments	1,491	468
Accounts receivable, net of allowance of $32 and $31	2,359	1,866
Income taxes receivable	175	21
Prepaid expenses and other current assets	361	269
Total current assets	7,794	5,540
Property and equipment, net	1,689	1,575
Long-term investments and other assets	758	845
Deferred income taxes	17	18
Intangible assets, net	2,157	2,309
Goodwill	8,139	8,229
TOTAL ASSETS	$20,554	$18,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,811	$1,838
Accounts payable, other	909	698
Deferred merchant bookings	6,106	3,219
Deferred revenue	460	326
Income taxes payable	19	33
Accrued expenses and other current liabilities	692	1,265
Current maturities of long-term debt	500	500
Total current liabilities	10,497	7,879
Long-term debt, excluding current maturities	3,731	3,749
Deferred income taxes	314	329
Other long-term liabilities	440	408
Redeemable non-controlling interests	20	22
Commitments and contingencies
Stockholders’ equity:
Common stock $.0001 par value	—	—
Authorized shares: 1,600,000
Shares issued: 230,159 and 228,467
Shares outstanding: 136,779 and 138,939
Class B common stock $.0001 par value	—	—
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	9,331	9,163
Treasury stock - Common stock, at cost	(5,248)	(4,822)
Shares: 93,380 and 89,528
Retained earnings	74	331
Accumulated other comprehensive income (loss)	(190)	(149)
Total Expedia Group, Inc. stockholders’ equity	3,967	4,523
Non-redeemable non-controlling interests	1,585	1,606
Total stockholders’ equity	5,552	6,129
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,554	$18,516
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2018	2017
Operating activities:
Net loss	$(158)	$(30)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	336	293
Amortization of stock-based compensation	100	97
Amortization of intangible assets	144	133
Impairment of goodwill	61	—
Deferred income taxes	(6)	2
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	85	(58)
Realized gain on foreign currency forwards	(16)	(7)
Loss on minority equity investments, net	61	6
Other	21	(16)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(476)	(434)
Prepaid expenses and other assets	(96)	(46)
Accounts payable, merchant	(25)	197
Accounts payable, other, accrued expenses and other current liabilities	216	279
Tax payable/receivable, net	(159)	(158)
Deferred merchant bookings	2,268	2,030
Deferred revenue	135	101
Net cash provided by operating activities	2,491	2,389
Investing activities:
Capital expenditures, including internal-use software and website development	(411)	(357)
Purchases of investments	(1,669)	(991)
Sales and maturities of investments	624	175
Net settlement of foreign currency forwards	16	7
Acquisitions, net of cash and restricted cash acquired	—	(136)
Other, net	6	—
Net cash used in investing activities	(1,434)	(1,302)
Financing activities:
Purchases of treasury stock	(426)	(114)
Payment of dividends to stockholders	(91)	(85)
Proceeds from exercise of equity awards and employee stock purchase plan	67	137
Other, net	(6)	(19)
Net cash used in financing activities	(456)	(81)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(106)	99
Net increase in cash, cash equivalents and restricted cash and cash equivalents	495	1,105
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	2,917	1,818
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,412	$2,923
Supplemental cash flow information
Cash paid for interest	$106	$90
Income tax payments, net	136	107
See accompanying notes.

Notes to Consolidated Financial Statements
June 30, 2018
(Unaudited)
Note 1 – Basis of Presentation
Description of Business
Expedia Group, Inc. and its subsidiaries (formerly "Expedia, Inc.") provide travel services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel services are offered through a diversified portfolio of brands including: Brand Expedia®, Hotels.com®, Expedia® Partner Solutions, Egencia®, trivago®, HomeAway®, VRBO®, Orbitz®, Travelocity®, Wotif®, lastminute.com.au®, ebookers®, CheapTickets®, Hotwire®, Classic Vacations®, CarRentals.comTM, Expedia Local Expert®, Expedia® CruiseShipCenters®, SilverRail Technologies, Inc., ALICE and Traveldoo®. In addition, many of these brands have related international points of sale, including those as part of AirAsia-Expedia™. We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
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
Seasonality
We generally experience seasonal fluctuations in the demand for our travel services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel services, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for our hotel business and can be several months or more for our vacation rental business. Historically, HomeAway has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and

Notes to Consolidated Financial Statements – (Continued)

marketing costs offset revenue in the first half of the year as we typically increase marketing during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations, advertising business or a change in our product mix, including the growth of HomeAway, may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends, including trivago's recent changing marketplace dynamics.
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
Upon adoption, we recognized a cumulative effect of applying the new revenue guidance as a reduction to the opening balance of retained earnings of $11 million ($8 million net of tax) comprised of changes in the accounting for our loyalty program of $49 million ($38 million net of tax) as well as other immaterial adjustments of $2 million ($1 million net of tax), partially offset by the impact of estimating variable consideration of $40 million ($31 million net of tax). The impact of the new guidance to our consolidated financial statements was not meaningful as of June 30, 2018 and for the three and six months ended June 30, 2018.
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
Recognition and Measurement of Financial Instruments. As of January 1, 2018, we adopted the new guidance related to accounting for equity investments and financial liabilities under the fair value option. The most significant impact to the Company of this new guidance was with respect to the requirement that minority equity investments with readily determinable fair values, such as our investment in Despegar.com, Corp ("Despegar"), must be carried at fair value with changes in fair value recorded through net income. Previously, such investment was designated as available for sale and was recorded at fair value with changes in fair value recorded through other comprehensive income (loss). In addition, we elected to prospectively account for minority investments without readily determinable fair values at cost, with observable price changes reflected

Notes to Consolidated Financial Statements – (Continued)

through net income. Upon adoption, we reclassified $7 million related to the unrealized loss, net of tax, of Despegar from accumulated other comprehensive income (loss) (“AOCI”) with a corresponding decrease to retained earnings. See Note 3 – Fair Value Measurements for further information on Despegar as well as our minority investments without readily determinable fair values.
Statement of Cash Flows. As of January 1, 2018, we adopted the new guidance related to the statement of cash flows, which clarified how companies present and classify certain cash receipts and cash payments as well as amended previous guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. Upon adoption, we retrospectively adjusted the prior periods presented in our consolidated statement of cash flows, which resulted in a slight working capital benefit in prepaid expenses and other assets within operating activities for the six months ended June 30, 2017. Refer to the Significant Accounting Policies-Restricted Cash and Cash Equivalents section below for a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statement of cash flows.
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
Definition of a Business. As of January 1, 2018, we prospectively adopted the ASU clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Upon adoption, the standard impacts how we assess future acquisitions (or disposals) of assets or businesses.
Non-employee Share-Based Payment Arrangements. In June 2018, the FASB issued new guidance related to accounting for share-based payments with non-employees. The updated guidance substantially aligns the accounting requirements of share-based payment awards to non-employees with those of employees. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted.
We elected to early adopt the new guidance in the second quarter of 2018, which requires us to reflect any adjustments as of January 1, 2018, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the change in the measurement objective and the associated measurement date for all non-employee share-based payment awards to the grant-date fair value. Prior to adoption, non-employee awards were measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever could be more reliably measured. Additionally, the measurement date was previously determined by the earlier of the date at which either (1) a commitment for performance by the non-employee to earn the equity instruments was reached or (2) the non-employee’s performance was complete. Typically, the measurement date was delayed until performance was complete, which led to the non-employee awards being remeasured or “marked to market” each reporting period until they were vested. The adoption of this new guidance did not have a material impact on our consolidated financial statements for the three and six months ended June 30, 2018, and had no impact on our previously reported quarterly results for the three months ended March 31, 2018.

Notes to Consolidated Financial Statements – (Continued)

Recent Accounting Policies Not Yet Adopted
Leases. In February 2016, the FASB issued new guidance related to accounting and reporting guidelines for leasing arrangements. The new guidance requires entities that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted and, as currently issued, should be applied using a modified retrospective approach. We are in the process of evaluating the impact of adopting this new guidance, including implementing changes to our systems and processes in conjunction with our review of existing lease agreements. We currently expect the most significant impact of this new standard will be the recognition of the right-of-use assets and operating lease liabilities on our consolidated balance sheet upon adoption as well as the related financial statement disclosures.
Hedge Accounting. In August 2017, the FASB amended the existing accounting guidance for hedge accounting. The amendments require expanded hedge accounting for both non-financial and financial risk components and refine the measurement of hedge results to better reflect an entity's hedging strategies. The new guidance also amends the presentation and disclosure requirements on a prospective basis as well as changes how entities assess hedge effectiveness. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.
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
Revenue Recognition
We recognize revenue upon transfer of control of our promised services in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
For our primary transaction-based revenue sources, discussed below, we have determined net presentation (that is, the amount billed to a traveler less the amount paid to a supplier) is appropriate for the majority of our revenue transactions as the supplier is primarily responsible for providing the underlying travel services and we do not control the service provided by the supplier to the traveler.

Notes to Consolidated Financial Statements – (Continued)

The following table disaggregates our revenue by major source:

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
	(in millions)
Business Model:
Merchant	$1,532	$2,866
Agency	777	1,435
Advertising and media	274	556
HomeAway	297	531
Total revenue	$2,880	$5,388
Service Type:
Lodging	$1,992	$3,604
Air	223	465
Advertising and media	274	556
Other(1)	391	763
Total revenue	$2,880	$5,388
___________________________________

(1)	Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business, among other revenue streams, none of which are individually material.
We offer traditional travel services on a stand-alone and package basis generally either through the merchant or the agency business model.
Under the merchant model, we facilitate the booking of hotel rooms, airline seats, car rentals and destination services from our travel suppliers and we are the merchant of record for such bookings.
Under the agency model, we pass reservations booked by the traveler to the relevant travel supplier and the travel supplier serves as the merchant of record for such bookings. We receive commissions or ticketing fees from the travel supplier and/or traveler. For certain agency airline, hotel and car transactions, we also receive fees through global distribution systems (“GDS”) that provide the computer systems through which the travel supplier inventory is made available and through which reservations are booked.
Under the advertising model, we offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on trivago and our transaction-based websites.
Our HomeAway business facilitates vacation rental bookings and provides listing and other ancillary services to property owners and managers.
The nature of our travel booking service performance obligations vary based on the travel service with differences primarily related to the degree to which we provide post booking services to the traveler and the timing when rights and obligations are triggered in our underlying supplier agreements. We consider both the traveler and travel supplier as our customers.
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

Notes to Consolidated Financial Statements – (Continued)

Agency Hotel. We generally record agency revenue from the hotel when the stayed night occurs as we provide post booking services to the traveler and, thus consider the stay as when our performance obligation is satisfied. We record an allowance for cancellations on this revenue based on historical experience.
HomeAway. HomeAway’s lodging revenue is generally earned on a pay-per-booking or pay-per-subscription basis. Pay-per-booking arrangements are commission-based where rental property owners and managers bear the inventory risk, have latitude in setting the price and compensate HomeAway for facilitating bookings with travelers. Under pay-per booking arrangements, each booking is a separate contract as listings are typically cancelable at any time and the related revenue, net of amounts paid to property owners, is recognized at check in, which is the point in time when our service to the traveler is complete. In pay-per-subscription contracts, property owners or managers purchase in advance online advertising services related to the listing of their properties for rent over a fixed term (typically one year). As the performance obligation is the listing service and is provided to the property owner or manager over the life of the listing period, the pay-per-subscription revenue is recognized on a straight-line basis over the listing period. HomeAway also charges a traveler service fee at the time of booking. The service fee charged to travelers provides compensation for HomeAway’s services, including but not limited to the use of HomeAway's website and a “Book with Confidence Guarantee” providing travelers with comprehensive payment protection and 24/7 traveler support. The performance obligation is to facilitate the booking of a property and assist travelers up to their check in process and, as such, the traveler service fee revenue is recognized at check-in. Revenue from other ancillary vacation rental services or products are recorded either upon delivery or when we provide the service.
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
As described in Note 9 – Segment Information, our reportable segments are Core Online Travel Agencies (“Core OTA”), trivago, HomeAway and Egencia. Our Core OTA segment generates revenue from the merchant, agency and advertising and media business models as well as all service types. trivago segment revenue is primarily generated through advertising and media. All HomeAway revenue is within the lodging service type. Our Egencia segment generates revenue from similar business models and service types to Core OTA applied to the corporate traveler with the majority being agency revenue.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At January 1, 2018, $3.219 billion of cash advance cash payments was reported within deferred merchant bookings, $2.687 billion of which was recognized resulting in $391 million of revenue during the six months ended June 30, 2018. At June 30, 2018, the related balance was $5.443 billion.
Travelers enrolled in our internally administered traveler loyalty rewards programs earn points for each eligible booking made which can be redeemed for free or discounted future bookings. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 30 Brand Expedia websites. Orbitz Rewards allows travelers to earn OrbucksSM, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, we defer the relative standalone selling price of earned points, net of expected breakage, as deferred loyalty

Notes to Consolidated Financial Statements – (Continued)

rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which points can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the points, that is when the travel service purchased with the loyalty award is satisfied. The majority of rewards expected to be redeemed are recognized within one to two years of being earned. At January 1, 2018, $619 million of deferred loyalty rewards was reported within deferred merchant bookings, $324 million of which was recognized as revenue during the six months ended June 30, 2018. At June 30, 2018, the related balance was $663 million.
Deferred Revenue. Deferred revenue primarily consists of HomeAway's traveler service fees received on bookings where we are not merchant of record due to the use of a third party payment processor, unearned subscription revenue as well as deferred advertising revenue. At January 1, 2018, $326 million was recorded as deferred revenue, $230 million of which was recognized as revenue during the six months ended June 30, 2018. At June 30, 2018, the related balance was $460 million.
Practical Expedients and Exemptions. We have used the portfolio approach to account for our loyalty points as the rewards programs share similar characteristics within each program in relation to the value provided to the traveler and their breakage patterns. Using this portfolio approach is not expected to differ materially from applying the guidance to individual contracts. However, we will continue to assess and refine, if necessary, how a portfolio within each rewards program is defined.
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

	June 30, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$3,072	$2,847
Restricted cash and cash equivalents	336	69
Restricted cash included within long-term investments and other assets	4	1
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flow	$3,412	$2,917
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$38	$38	$—
Time deposits	837	—	837
Derivatives:
Foreign currency forward contracts	38	—	38
Investments:
Time deposits	1,491	—	1,491
Marketable equity securities	201	201	—
Total assets	$2,605	$239	$2,366

Notes to Consolidated Financial Statements – (Continued)

Financial assets measured at fair value on a recurring basis as of December 31, 2017 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$16	$16	$—
Time deposits	552	—	552
Derivatives:
Foreign currency forward contracts	6	—	6
Investments:
Time deposits	469	—	469
Marketable equity securities	263	263	—
Total assets	$1,306	$279	$1,027
We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of June 30, 2018 and December 31, 2017, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.
We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.
Our marketable equity securities consist of our investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the six months ended June 30, 2018, we recognized a loss of approximately $62 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment. As of December 31, 2017, prior to our adoption of the new guidance for recognition and measurement of financial instruments, the cost basis was $273 million and related gross unrealized loss was $9 million.
Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of June 30, 2018, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $3.3 billion. We had a net forward asset of $38 million and $6 million recorded in prepaid expenses and other current assets as of June 30, 2018 and December 31, 2017. We recorded $33 million and $14 million in net gains from foreign currency forward contracts during the three months ended June 30, 2018 and 2017 as well as $48 million and $9 million in net gains during the six months ended June 30, 2018 and 2017.
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
Goodwill. During three months ended June 30, 2018, we recognized a goodwill impairment charge of $61 million related to our Core OTA segment, which resulted from sustained under-performance and a less optimistic outlook related to one of our reporting units. As a result, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill for that reporting unit as of June 30, 2018 in which we compared the fair value of the reporting unit to its carrying value. The fair value was estimated based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our assumptions were based on the

Notes to Consolidated Financial Statements – (Continued)

actual historical performance of the reporting unit and took into account a recent weakening of operating results and implied risk premiums based on market prices of our equity and debt as of the assessment date. Our significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the current period. As of June 30, 2018, the applicable reporting unit's remaining goodwill was $25 million.
Minority Investments without Readily Determinable Fair Values. As of June 30, 2018 and December 31, 2017, the carrying values of our minority investments without readily determinable fair values totaled $374 million and $371 million. During the three and six months ended June 30, 2018, we had no material gains or losses recognized related to these minority investments.
Note 4 – Debt
The following table sets forth our outstanding debt:

	June 30, 2018	December 31, 2017
	(In millions)
7.456% senior notes due 2018	$500	$500
5.95% senior notes due 2020	748	748
2.5% (€650 million) senior notes due 2022	755	775
4.5% senior notes due 2024	496	495
5.0% senior notes due 2026	742	741
3.8% senior notes due 2028	990	990
Total debt(1)	4,231	4,249
Current maturities of long-term debt	(500)	(500)
Long-term debt, excluding current maturities	$3,731	$3,749

___________________________________

(1)	Net of applicable discounts and debt issuance costs.
Long-term Debt
Our $500 million in registered senior unsecured notes outstanding at June 30, 2018 are due in August 2018 and bear interest at 7.456% (the “7.456% Notes”). Interest is payable semi-annually in February and August of each year. At any time Expedia may redeem the 7.456% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our $750 million in registered senior unsecured notes outstanding at June 30, 2018 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our Euro 650 million in registered senior unsecured notes outstanding at June 30, 2018 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.
The aggregate principal value of the 2.5% Notes is designated as a hedge of our net investment in certain Euro functional currency subsidiaries. The notes are measured at Euro to U.S. Dollar exchange rates at each balance sheet date and transaction gains or losses due to changes in rates are recorded in AOCI. The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in AOCI. Since the notional amount of the recorded Euro-denominated debt is less than the notional amount of our net investment, we do not expect to incur any ineffectiveness on this hedge.
Our $500 million in registered senior unsecured notes outstanding at June 30, 2018 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being

Notes to Consolidated Financial Statements – (Continued)

amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $750 million in registered senior unsecured notes outstanding at June 30, 2018 are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $1 billion in registered senior unsecured notes outstanding at June 30, 2018 are due in February 2028 and bear interest at 3.8% (the "3.8% Notes"). The 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning February 15, 2018. We may redeem the 3.8% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.8% Notes prior to November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.8% Notes on or after November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
The 7.456%, 5.95%, 2.5%, 4.5%, 5.0% and 3.8% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. For further information, see Note 10 – Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $69 million and $75 million as of June 30, 2018 and December 31, 2017. The 5.95%, 2.5%, 4.5%, 5.0% and 3.8% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.
The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	June 30, 2018	December 31, 2017
	(In millions)
7.456% senior notes due 2018	$502	$516
5.95% senior notes due 2020	790	810
2.5% (€650 million) senior notes due 2022 (1)	804	828
4.5% senior notes due 2024	500	528
5.0% senior notes due 2026	767	807
3.8% senior notes due 2028	920	969

(1)	Approximately 688 million Euro as of June 30, 2018 and 690 million Euro as of December 31, 2017.
Credit Facility
As of June 30, 2018, Expedia Group, Inc. maintained a $2 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia Group subsidiaries that are the same as under the Notes and expires in May 2023. As of June 30, 2018, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 125 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of June 30, 2018. The facility contains covenants including maximum leverage and minimum interest coverage ratios.
The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of June 30, 2018, there were $14 million of outstanding stand-by LOCs issued under the facility.
The current facility was entered into in May 2018 and replaced our prior $1.5 billion unsecured revolving credit facility that was due to expire in February 2021. As of December 31, 2017, we had no revolving credit facility borrowings outstanding under the prior facility and $14 million of outstanding stand-by LOCs issued under that facility.

Notes to Consolidated Financial Statements – (Continued)

In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia Group, that may be terminated at any time by the lender. As of June 30, 2018 and December 31, 2017, there were no borrowings outstanding.
Note 5 – Stockholders’ Equity
Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Six Months Ended June 30, 2018
February 7, 2018	$0.30	March 8, 2018	$46	March 28, 2018
April 24, 2018	0.30	May 24, 2018	45	June 14, 2018
Six Months Ended June 30, 2017
February 7, 2017	0.28	March 9, 2017	42	March 30, 2017
April 26, 2017	0.28	May 25, 2017	43	June 15, 2017
In addition, in July 2018, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.32 per share of outstanding common stock payable on September 13, 2018 to stockholders of record as of the close of business on August 23, 2018. Future declarations of dividends are subject to final determination by our Board of Directors.
Share Repurchases
In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. In April 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to an additional 15 million shares of our common stock. During the six months ended June 30, 2018, we repurchased, through open market transactions, 3.7 million shares under these authorizations for the total cost of $409 million, excluding transaction costs, representing an average repurchase price of $110.61 per share. As of June 30, 2018, there were approximately 16.2 million shares remaining under the 2015 and 2018 repurchase authorizations. There is no fixed termination date for the repurchases. Subsequent to the end of the second quarter of 2018, we repurchased an additional 0.3 million shares for a total cost of $42 million, excluding transaction costs, representing an average purchase price of $124.95 per share.
Accumulated Other Comprehensive Loss
The balance for each class of accumulated other comprehensive loss as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
	(In millions)
Foreign currency translation adjustments, net of tax(1)	$(190)	$(142)
Net unrealized loss on available for sale securities, net of tax(2)	—	(7)
Accumulated other comprehensive loss	$(190)	$(149)

(1)
Foreign currency translation adjustments, net of tax, include foreign currency transaction losses at June 30, 2018 of $39 million ($51 million before tax) and $45 million ($71 million before tax) at December 31, 2017 associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 4 – Debt for more information.

(2)
The net unrealized loss on available for sale securities before tax at December 31, 2017 was $9 million, which was reclassified to retained earnings as of January 1, 2018 upon adoption of the relevant new accounting guidance.

Notes to Consolidated Financial Statements – (Continued)

Note 6 – Earnings Per Share
The following table presents our basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions, except share and per share data)
Net income (loss) attributable to Expedia Group, Inc.	$1	$57	$(136)	$(29)
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$0.01	$0.37	$(0.90)	$(0.19)
Diluted	0.01	0.36	(0.90)	(0.19)
Weighted average number of shares outstanding (000's):
Basic	150,076	151,582	150,942	151,060
Dilutive effect of:
Options to purchase common stock	2,058	4,845	—	—
Other dilutive securities	483	606	—	—
Diluted	152,617	157,033	150,942	151,060
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and six months ended June 30, 2018, approximately 13 million and 22 million of outstanding stock awards have been excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their effect would have been antidilutive. For the three and six months ended June 30, 2017, approximately 4 million and 21 million of outstanding stock awards have been excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their effect would have been antidilutive.
Note 7 – Income Taxes
The Tax Act was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rate from 35% to 21%, implementing a territorial tax system, and imposing a one-time transition tax on deemed repatriation of cumulative earnings of foreign subsidiaries. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which was subsequently codified in March 2018, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In the prior year, we recognized a net tax benefit of $14 million for the provisional tax effects related to the one-time transition tax and the revaluation of deferred tax balances and included these estimates in our consolidated financial statements for the year ended December 31, 2017. We are still in the process of analyzing the effect of the various provisions of the Tax Act. The ultimate effect may materially differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. We expect to complete our analysis within the measurement period in accordance with SAB 118.
While the Tax Act provides for a modified territorial tax system, beginning in 2018, global intangible low-taxed income (“GILTI”) provisions will be applied imposing an incremental tax on low-taxed foreign income. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Under U.S. GAAP, we are required to make an accounting policy election to either (1) treat taxes due related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into our measurement of our deferred taxes (the “deferred method”). We are continuing to evaluate the GILTI tax rules and have not yet adopted our policy to account for the related impacts. The Tax Act also provides for foreign derived intangible income (“FDII”) to be taxed at a lower effective rate than the U.S. statutory rate by allowing a tax deduction against the income.

Notes to Consolidated Financial Statements – (Continued)

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items. We have included in the estimated annual effective tax the reduction in the U.S. statutory tax rate, GILTI, and the FDII deduction related to current year operations and have not provided additional GILTI on deferred items.
For the three months ended June 30, 2018, the effective tax rate was a 33.8% benefit on a pre-tax loss, compared to a 5.3% expense on pre-tax income for the three months ended June 30, 2017 with the change primarily driven by the above Tax Act changes, the 2018 goodwill impairment as discussed in Note 3 – Fair Value Measurements, a decrease in excess tax benefits for stock compensation as well as other discrete tax items.
For the six months ended June 30, 2018, the effective tax rate was a 13.7% benefit on a pre-tax loss, compared to a 58.6% benefit on a pre-tax loss for the six months ended June 30, 2017 with the change primarily driven by the Tax Act, the 2018 goodwill impairment, a decrease in excess tax benefits for stock compensation as well as other discrete tax items.
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
Litigation Relating to Occupancy Taxes. Ninety-six lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Thirteen lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-three of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Twenty-nine dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $39 million and $43 million as of June 30, 2018 and December 31, 2017. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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

Notes to Consolidated Financial Statements – (Continued)

Hawaii (General Excise Tax). During 2013, the Expedia Group companies were required to “pay-to-play” and paid a total of $171 million in advance of litigation relating to general excise taxes for merchant model hotel reservations in the State of Hawaii. In September 2015, following a ruling by the Hawaii Supreme Court, the State of Hawaii refunded the Expedia Group companies $132 million of the original “pay-to-play” amount. Orbitz also received a similar refund of $22 million from the State of Hawaii in September 2015. The amount paid, net of refunds, by the Expedia Group companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services for merchant model hotel reservations was $44 million. The parties reached a settlement relating to Orbitz merchant model hotel tax liabilities, and on October 5, 2016, the Expedia Group companies paid the State of Hawaii for the tax years 2012 through 2015. The Expedia Group companies and Orbitz have now resolved all assessments by the State of Hawaii for merchant model hotel taxes through 2015.
The Department of Taxation also issued final assessments for general excise taxes against the Expedia Group companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions. Those assessments are currently under review in the Hawaii tax courts. The Hawaii tax court has scheduled trial on the agency hotel and car rental matters for February 4, 2019. On December 29, 2017, the defendant online travel companies filed a motion for partial summary judgment. On January 10, 2018, the Department of Taxation asked the tax court to stay proceedings in the agency hotel and car rental case pending a decision by the Hawaii Supreme Court in the merchant model car rental case addressed below; the defendants opposed that request. On February 5, 2018, the tax court granted the motion to stay.
Final assessments by the Hawaii Department of Taxation for general excise taxes against the Expedia Group companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review in the Hawaii tax courts. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a stipulated order and final judgment. On May 15, 2017, the Expedia Group companies paid under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal. The parties filed notices of cross-appeal from the order. The appeals were transferred to the Hawaii Supreme Court, which heard argument on the appeals on April 5, 2018. The parties await a ruling. The Hawaii tax court’s decision did not resolve merchant car rental transactions for the tax year 2014, which also remain under review.
San Francisco (Occupancy Tax). During 2009, Expedia Group companies were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the city of San Francisco and, in May 2014, the Expedia Group companies paid an additional $25.5 million under protest in order to contest additional assessments for later time periods. In addition, Orbitz in total has paid $4.6 million to the city of San Francisco to contest similar assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court of the City of San Diego, California Litigation. The California Court of Appeals lifted the stay and, on May 23, 2018, affirmed the trial court’s holding that the online travel companies are not liable to remit hotel occupancy taxes to San Francisco. On July 2, 2018, San Francisco filed a petition for review by the California Supreme Court, which the online travel companies opposed. That petition remains pending.
Other Jurisdictions. We are also in various stages of inquiry or audit with domestic and foreign tax authorities, some of which, including in the City of Los Angeles regarding hotel occupancy taxes and in the United Kingdom regarding the application of value added tax (“VAT”) to our European Union related transactions as discussed below, may impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.
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

Notes to Consolidated Financial Statements – (Continued)

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
With effect from August 1, 2015, Expedia Group waived certain rate, conditions and availability parity clauses in its agreements with its European hotel partners for a period of five years. While Expedia maintains that its parity clauses have always been lawful and in compliance with competition law, these waivers were nevertheless implemented as a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. Following the implementation of Expedia Group's waivers, nearly all NCAs in Europe have announced either the closure of their investigation or inquiries involving Expedia Group or a decision not to open an investigation or inquiry involving Expedia Group. Below are descriptions of additional rate parity-related matters of note in Europe.
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
The Italian competition authority's case closure decision against Booking.com and Expedia Group has subsequently been appealed by two Italian hotel trade associations, i.e. Federalberghi and AICA. These appeals remain at an early stage and no hearing date has been fixed.
On November 6, 2015, the Swiss competition authority announced that it had issued a final decision finding certain parity terms existing in previous versions of agreements between Swiss hotels and each of Expedia Group, Booking.com and HRS to be prohibited under Swiss law. The decision explicitly notes that Expedia Group's current contract terms with Swiss hotels are not subject to this prohibition. The Swiss competition authority imposed no fines or other sanctions against Expedia Group and did not find an abuse of a dominant market position by Expedia Group. The FCO’s case against Expedia Group’s contractual parity provisions with accommodation providers in Germany remains open but is still at a preliminary stage with no formal allegations of wrong-doing having been communicated to Expedia Group to date.
The Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia Group entities objecting to certain parity clauses in contracts between Expedia Group entities and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. The DGCCRF appealed the decision and, on June 21, 2017, the Paris Court of Appeal published a judgment overturning the decision. The court annulled parity clauses contained in the agreements at issue, ordered Expedia Group to amend its contracts, and imposed a fine. Expedia Group has appealed the decision. The appeal will not stay payment of the fine.
Hotelverband Deutschland (“IHA”) e.V. (a German hotel association) brought proceedings before the Cologne regional court against Expedia, Inc., Expedia.com GmbH and Expedia Lodging Partner Services Sàrl. IHA applied for a ‘cease and desist’ order against these companies in relation to the enforcement of certain rate and availability parity clauses contained in contracts with hotels in Germany. On or around February 16, 2017, the court dismissed IHA’s action and declared the claimant liable for the Expedia Group defendants’ statutory costs. IHA appealed the decision and, on December 4, 2017, the Court of Appeals rejected IHA’s appeal. The Court of Appeals expressly confirmed that Expedia Group’s MFNs are in compliance both with European and German competition law. While IHA had indicated an intention to appeal the decision to the Federal Supreme Court, it has not lodged an appeal within the applicable deadline, with the consequence that the Court of Appeals judgment has now become final.

Notes to Consolidated Financial Statements – (Continued)

A working group of 10 European NCAs (Belgium, Czech Republic, Denmark, France, Hungary, Ireland, Italy, Netherlands, Sweden and the United Kingdom) and the European Commission has been established by the European Competition Network (“ECN”) at the end of 2015 to monitor the functioning of the online hotel booking sector, following amendments made by a number of online travel companies (including Booking.com and Expedia Group) in relation to certain parity provisions in their contracts with hotels. The working group issued questionnaires to online travel agencies including Expedia Group, metasearch sites and hotels in 2016. The underlying results of the ECN monitoring exercise were published on April 6, 2017.
Legislative bodies in France (July 2015), Austria (December 2016) and Italy (August 2017) have also adopted new domestic anti-parity clause legislation.  Expedia Group believes each of these pieces of legislation violates both EU and national legal principles and therefore, Expedia Group has challenged these laws at the European Commission.
A motion requesting the Swiss government to take action on narrow price parity has been adopted in the Swiss parliament. Moreover, in Belgium, the parliament has approved new domestic anti-parity legislation, although that legislation has not yet been officially published so is not yet effective. The Company is unable to predict whether these proposals in their current form or in another form will ultimately be adopted and, if so, when this might be the case. It is not yet clear how any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia Group's business.
Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia. A Brazilian hotel sector association -- Forum de Operadores Hoteleiros do Brasil -- filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia, on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, Expedia submitted its response to the complaint to CADE. On March 27, 2018, Expedia Group resolved CADE’s concerns based on a settlement implementing waivers substantially similar to those provided to accommodation providers in Europe. In late 2016, Expedia Group resolved the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially similar to those provided to accommodation providers in Europe (on September 1, 2016 in Australia and on October 28, 2016 in New Zealand). More recently, however, the Australian NCA has reopened its investigation. Expedia Group is in ongoing discussions with a limited number of NCAs in other countries in relation to its contracts with hotels. Expedia Group is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia Group's business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.
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

Notes to Consolidated Financial Statements – (Continued)

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
The following tables present our segment information for the three and six months ended June 30, 2018 and 2017. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended June 30, 2018
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,253	$174	$297	$156	$—	$2,880
Intersegment revenue	—	106	—	—	(106)	—
Revenue	$2,253	$280	$297	$156	$(106)	$2,880
Adjusted EBITDA	$561	$(20)	$78	$30	$(186)	$463
Depreciation	(85)	(4)	(15)	(12)	(53)	(169)
Amortization of intangible assets	—	—	—	—	(72)	(72)
Impairment of goodwill	—	—	—	—	(61)	(61)
Stock-based compensation	—	—	—	—	(50)	(50)
Legal reserves, occupancy tax and other	—	—	—	—	(1)	(1)
Realized (gain) loss on revenue hedges	1	—	—	—	—	1
Operating income (loss)	$477	$(24)	$63	$18	$(423)	111
Other expense, net						(125)
Loss before income taxes						(14)
Provision for income taxes						5
Net loss						(9)
Net loss attributable to non-controlling interests						10
Net income attributable to Expedia Group, Inc.						$1

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2017
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,009	$218	$224	$135	$—	$2,586
Intersegment revenue	—	110	—	—	(110)	—
Revenue	$2,009	$328	$224	$135	$(110)	$2,586
Adjusted EBITDA	$486	$2	$39	$28	$(162)	$393
Depreciation	(76)	(2)	(9)	(10)	(55)	(152)
Amortization of intangible assets	—	—	—	—	(66)	(66)
Stock-based compensation	—	—	—	—	(50)	(50)
Legal reserves, occupancy tax and other	—	—	—	—	(3)	(3)
Restructuring and related reorganization charges	—	—	—	—	(10)	(10)
Realized (gain) loss on revenue hedges	(9)	—	—	—	—	(9)
Operating income (loss)	$401	$—	$30	$18	$(346)	103
Other expense, net						(46)
Income before income taxes						57
Provision for income taxes						(3)
Net income						54
Net loss attributable to non-controlling interests						3
Net income attributable to Expedia Group, Inc.						$57

	Six months ended June 30, 2018
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$4,179	$371	$531	$307	$—	$5,388
Intersegment revenue	—	228	—	—	(228)	—
Revenue	$4,179	$599	$531	$307	$(228)	$5,388
Adjusted EBITDA	$884	$(48)	$57	$57	$(363)	$587
Depreciation	(168)	(7)	(29)	(23)	(109)	(336)
Amortization of intangible assets	—	—	—	—	(144)	(144)
Impairment of goodwill	—	—	—	—	(61)	(61)
Stock-based compensation	—	—	—	—	(100)	(100)
Legal reserves, occupancy tax and other	—	—	—	—	(4)	(4)
Realized (gain) loss on revenue hedges	4	—	—	—	—	4
Operating income (loss)	$720	$(55)	$28	$34	$(781)	(54)
Other expense, net						(129)
Loss before income taxes						(183)
Provision for income taxes						25
Net loss						(158)
Net loss attributable to non-controlling interests						22
Net loss attributable to Expedia Group, Inc.						$(136)

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2017
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$3,710	$399	$409	$257	$—	$4,775
Intersegment revenue	—	214	—	—	(214)	—
Revenue	$3,710	$613	$409	$257	$(214)	$4,775
Adjusted EBITDA	$789	$22	$45	$55	$(310)	$601
Depreciation	(147)	(4)	(17)	(19)	(106)	(293)
Amortization of intangible assets	—	—	—	—	(133)	(133)
Stock-based compensation	—	—	—	—	(97)	(97)
Legal reserves, occupancy tax and other	—	—	—	—	(24)	(24)
Restructuring and related reorganization charges	—	—	—	—	(12)	(12)
Realized (gain) loss on revenue hedges	(12)	—	—	—	—	(12)
Operating income (loss)	$630	$18	$28	$36	$(682)	30
Other expense, net						(104)
Loss before income taxes						(74)
Provision for income taxes						44
Net loss						(30)
Net loss attributable to non-controlling interests						1
Net loss attributable to Expedia Group, Inc.						$(29)

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

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended June 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$2,229	$758	$(107)	$2,880
Costs and expenses:
Cost of revenue	—	366	137	(5)	498
Selling and marketing	—	1,112	531	(102)	1,541
Technology and content	—	280	120	—	400
General and administrative	—	128	68	—	196
Amortization of intangible assets	—	45	27	—	72
Impairment of goodwill	—	—	61	—	61
Legal reserves, occupancy tax and other	—	—	1	—	1
Intercompany (income) expense, net	—	231	(231)	—	—
Operating income	—	67	44	—	111
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	38	35	—	(73)	—
Other, net	(48)	(61)	(16)	—	(125)
Total other expense, net	(10)	(26)	(16)	(73)	(125)
Income (loss) before income taxes	(10)	41	28	(73)	(14)
Provision for income taxes	11	(2)	(4)	—	5
Net income (loss)	1	39	24	(73)	(9)
Net loss attributable to non-controlling interests	—	—	10	—	10
Net income attributable to Expedia Group, Inc.	$1	$39	$34	$(73)	$1
Comprehensive loss attributable to Expedia Group, Inc.	$(65)	$(59)	$(63)	$122	$(65)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$1,946	$752	$(112)	$2,586
Costs and expenses:
Cost of revenue	—	335	109	(5)	439
Selling and marketing	—	997	553	(107)	1,443
Technology and content	—	250	93	—	343
General and administrative	—	114	65	—	179
Amortization of intangible assets	—	46	20	—	66
Legal reserves, occupancy tax and other	—	3	—	—	3
Restructuring and related reorganization charges	—	3	7	—	10
Intercompany (income) expense, net	—	220	(220)	—	—
Operating income (loss)	—	(22)	125	—	103
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	83	117	—	(200)	—
Other, net	(43)	(13)	10	—	(46)
Total other income (loss), net	40	104	10	(200)	(46)
Income before income taxes	40	82	135	(200)	57
Provision for income taxes	17	8	(28)	—	(3)
Net income	57	90	107	(200)	54
Net loss attributable to non-controlling interests	—	—	3	—	3
Net income attributable to Expedia Group, Inc.	$57	$90	$110	$(200)	$57
Comprehensive income attributable to Expedia Group, Inc.	$120	$183	$206	$(389)	$120

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$4,140	$1,479	$(231)	$5,388
Costs and expenses:
Cost of revenue	—	732	263	(10)	985
Selling and marketing	—	2,160	1,118	(221)	3,057
Technology and content	—	560	236	—	796
General and administrative	—	246	149	—	395
Amortization of intangible assets	—	90	54	—	144
Impairment of goodwill	—	—	61	—	61
Legal reserves, occupancy tax and other	—	3	1	—	4
Intercompany (income) expense, net	—	415	(415)	—	—
Operating income (loss)	—	(66)	12	—	(54)
Other income (expense):
Equity in pre-tax earnings (loss) of consolidated subsidiaries	(59)	19	—	40	—
Other, net	(100)	(9)	(20)	—	(129)
Total other income (expense), net	(159)	10	(20)	40	(129)
Loss before income taxes	(159)	(56)	(8)	40	(183)
Provision for income taxes	23	1	1	—	25
Net loss	(136)	(55)	(7)	40	(158)
Net loss attributable to non-controlling interests	—	1	21	—	22
Net income (loss) attributable to Expedia Group, Inc.	$(136)	$(54)	$14	$40	$(136)
Comprehensive income (loss) attributable to Expedia Group, Inc.	$(175)	$(110)	$(39)	$149	$(175)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$3,647	$1,345	$(217)	$4,775
Costs and expenses:
Cost of revenue	—	670	199	(8)	861
Selling and marketing	—	1,907	1,015	(209)	2,713
Technology and content	—	487	178	—	665
General and administrative	—	220	117	—	337
Amortization of intangible assets	—	92	41	—	133
Legal reserves, occupancy tax and other	—	24	—	—	24
Restructuring and related reorganization charges	—	4	8	—	12
Intercompany (income) expense, net	—	386	(386)	—	—
Operating income (loss)	—	(143)	173	—	30
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	23	169	—	(192)	—
Other, net	(84)	(45)	25	—	(104)
Total other income (loss), net	(61)	124	25	(192)	(104)
Income (loss) before income taxes	(61)	(19)	198	(192)	(74)
Provision for income taxes	32	52	(40)	—	44
Net income (loss)	(29)	33	158	(192)	(30)
Net loss attributable to non-controlling interests	—	—	1	—	1
Net income (loss) attributable to Expedia Group, Inc.	$(29)	$33	$159	$(192)	$(29)
Comprehensive income attributable to Expedia Group, Inc.	$63	$162	$290	$(452)	$63

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Total current assets	$382	$5,831	$2,619	$(1,038)	$7,794
Investment in subsidiaries	10,102	4,239	—	(14,341)	—
Intangible assets, net	—	1,647	510	—	2,157
Goodwill	—	6,366	1,773	—	8,139
Other assets, net	—	1,692	791	(19)	2,464
TOTAL ASSETS	$10,484	$19,775	$5,693	$(15,398)	$20,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,201	$9,204	$1,130	$(1,038)	$10,497
Long-term debt, excluding current maturities	3,731	—	—	—	3,731
Other long-term liabilities	—	500	273	(19)	754
Redeemable non-controlling interests	—	9	11	—	20
Stockholders’ equity	5,552	10,062	4,279	(14,341)	5,552
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,484	$19,775	$5,693	$(15,398)	$20,554
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Total current assets	$359	$3,493	$2,263	$(575)	$5,540
Investment in subsidiaries	10,265	4,249	—	(14,514)	—
Intangible assets, net	—	1,736	573	—	2,309
Goodwill	—	6,366	1,863	—	8,229
Other assets, net	5	1,677	775	(19)	2,438
TOTAL ASSETS	$10,629	$17,521	$5,474	$(15,108)	$18,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$751	$6,798	$905	$(575)	$7,879
Long-term debt, excluding current maturities	3,749	—	—	—	3,749
Other long-term liabilities	—	494	262	(19)	737
Redeemable non-controlling interests	—	9	13	—	22
Stockholders’ equity	6,129	10,220	4,294	(14,514)	6,129
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,629	$17,521	$5,474	$(15,108)	$18,516

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$2,047	$444	$2,491
Investing activities:
Capital expenditures, including internal-use software and website development	—	(338)	(73)	(411)
Purchases of investments	—	(1,669)	—	(1,669)
Sales and maturities of investments	—	550	74	624
Transfers (to) from related parties	—	(60)	60	—
Other, net	—	19	3	22
Net cash provided by (used in) investing activities	—	(1,498)	64	(1,434)
Financing activities:
Purchases of treasury stock	(426)	—	—	(426)
Payment of dividends to stockholders	(91)	—	—	(91)
Proceeds from exercise of equity awards and employee stock purchase plan	67	—	—	67
Transfers (to) from related parties	452	(26)	(426)	—
Other, net	(2)	(3)	(1)	(6)
Net cash used in financing activities	—	(29)	(427)	(456)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	(56)	(50)	(106)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	—	464	31	495
Cash, cash equivalents and restricted cash and cash equivalents at beginning of the period	—	1,321	1,596	2,917
Cash, cash equivalents and restricted cash and cash equivalents at end of the period	$—	$1,785	$1,627	$3,412

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$2,090	$299	$2,389
Investing activities:
Capital expenditures, including internal-use software and website development	—	(259)	(98)	(357)
Purchases of investments	—	(826)	(165)	(991)
Sales and maturities of investments	—	150	25	175
Acquisitions, net of cash and restricted cash acquired	—	(136)	—	(136)
Other, net	—	6	1	7
Net cash used in investing activities	—	(1,065)	(237)	(1,302)
Financing activities:
Purchases of treasury stock	(114)	—	—	(114)
Payment of dividends to stockholders	(85)	—	—	(85)
Proceeds from exercise of equity awards and employee stock purchase plan	137	—	—	137
Transfers (to) from related parties	67	(197)	130	—
Other, net	(5)	(8)	(6)	(19)
Net cash provided by (used in) financing activities	—	(205)	124	(81)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	54	45	99
Net increase in cash, cash equivalents and restricted cash and cash equivalents	—	874	231	1,105
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	442	1,376	1,818
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$1,316	$1,607	$2,923

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
Overview
Expedia Group is one of world's largest travel companies. We help knock down the barriers to travel, making it easier, more enjoyable, more attainable and more accessible. We bring the world within reach for customers and partners around the globe. We leverage our platform and technology capabilities across an extensive portfolio of businesses and brands to orchestrate the movement of people and the delivery of travel experiences on both a local and global basis. We make available, on a stand-alone and package basis, travel services provided by numerous lodging properties, airlines, car rental companies, destination service providers, cruise lines, vacation rental property owners and managers, and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our websites.
Our portfolio of brands includes Brand Expedia®, Hotels.com®, Expedia® Partner Solutions, Egencia®, trivago®, HomeAway®, VRBO®, Orbitz®, Travelocity®, Wotif®, lastminute.com.au®, ebookers®, CheapTickets®, Hotwire®, Classic Vacations®, Expedia Group™ Media Solutions, CarRentals.com™, Expedia Local Expert®, Expedia® CruiseShipCenters®, SilverRail, ALICE and Traveldoo®. In addition, many of these brands have related international points of sale, including those as part of AirAsia Expedia™. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Online Travel
Increased usage and familiarity with the internet are driving rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2018, over 45% of U.S. and European leisure and unmanaged corporate travel expenditures are expected to occur online. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, are lagging that of the United States and Europe, and are estimated between 35% to 40%. These penetration rates increased over the past few years, and are expected to continue growing, which has attracted many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, is directly impacting the travel and lodging industry. Players such as Airbnb, HomeAway (which we acquired in December 2015) and Booking.com (owned by Booking Holdings) emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is estimated by Phocuswright to account for approximately $120 billion of annual travel spend and expected to continue to grow as a percentage of the global accommodation market. Furthermore, we see increased interest in the online travel industry from search engine companies as evidenced by recent innovations including direct booking functionality, as well as licensing deals and proposed and actual acquisitions by companies such as Google. Finally, traditional consumer eCommerce and group buying websites expanded their local offerings into the travel market by adding hotel offers to their websites.
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
Intense competition also historically led to aggressive marketing efforts by the travel suppliers and intermediaries, and a meaningful unfavorable impact on our overall marketing efficiencies and operating margins. We manage our selling and marketing spending on a brand basis, making decisions in each applicable market that we think are appropriate based on the relative growth opportunity and the expected returns and the competitive environment. In certain cases, particularly in emerging markets, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is less favorable than that for our consolidated business, but for which we still believe the opportunity to be attractive. The crowded online travel environment is now driving certain secondary and tertiary online travel companies to establish marketing agreements with global players to leverage distribution and technology capabilities while focusing resources on capturing traveler mind share.
Lodging
Lodging includes hotel accommodations as well as alternative accommodations primarily made available through HomeAway. As a percentage of our total worldwide revenue in the first half of 2018, lodging accounted for 67%. Our room night growth has been healthy, with room nights growing 32% in 2016 (excluding eLong), 16% in 2017, and 14% for the first half of 2018. ADRs for rooms booked on Expedia Group and HomeAway websites increased 5% in 2016 (excluding eLong) due to the acquisition of HomeAway, increased 3% in 2017, and increased 7% in the first half of 2018.
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
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry generally increased on a currency-neutral basis in a gradually improving overall travel environment. Current occupancy rates for hotels in the United States remain high; however, U.S. hotel supply growth has been accelerating, which may put additional pressure on ADRs. In international markets, hotel supply is being added at a faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as Asia and certain Latin American markets. Companies like Airbnb, HomeAway and Booking.com also added incremental global supply in the alternative accommodations space. In addition, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi. We succeeded in adding supply to our marketplace with more than 750,000 properties on our global websites as of June 30, 2018, including more than 195,000 HomeAway vacation rental properties now available on select Brand Expedia, Orbitz, Travelocity, CheapTickets and ebookers websites.
Alternative Accommodations. With our acquisition of HomeAway and all of its brands in December 2015, we expanded into the fast growing $120 billion alternative accommodations market. HomeAway is a leader in this market and represents an attractive growth opportunity for Expedia Group. HomeAway has been undergoing a transition from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. In addition, HomeAway rolled out a traveler service fee in the United States and Europe during the first half of 2016, consistent with historical market practice. The fee has contributed to HomeAway’s revenue growth and help fund marketing investment, programs to better protect travelers and future growth initiatives. Furthermore, HomeAway moved to a single subscription option globally in July 2016. In the first quarter of 2017, HomeAway began integrating Expedia Group vacation rental properties onto its websites. As of June 30, 2018, there are more than 1.7 million online bookable listings available on HomeAway.
Air
Significant airline sector consolidation in the United States generally resulted in lower overall capacity and higher fares, which combined with the significant declines in fuel prices led to record levels of profitability for the U.S. air carriers, further strengthening their position. However, in 2016 and 2017, there was evidence of discounting by the U.S. carriers while currency headwinds and weaker macroeconomic trends put pressure on international results, which appear to be reversing during the first half of 2018. Ticket prices on Expedia Group websites declined 6% in 2016 (excluding eLong), declined 1% in 2017, and increased 2% in the first half of 2018. Based on airline reports, demand for airline tickets seems to be strong, helping increase air revenues globally. There is significant correlation between airline revenues and fuel prices, and fluctuations in fuel prices generally take time to be reflected in air revenues. Given current volatility, it is uncertain whether the recent increases in fuel prices will drive further increases in airfares, particularly when considering planned supply increases through capacity additions. We can encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew, and continue to add airlines to ensure local coverage in new markets.
Air ticket volumes increased 32% in 2016 (excluding eLong), primarily due to the acquisition of Orbitz, 4% in 2017, and 4% in the first half of 2018. As a percentage of our total worldwide revenue in the first half of 2018, air accounted for 9%.
Advertising & Media
Our advertising and media business is driven by revenue generated by trivago, a leading hotel metasearch website, as well as Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first half of 2018, we generated $556 million of advertising and media revenue representing 10% of our total worldwide revenue, down from $559 million in the first half of 2017.
Growth Strategy
Global Expansion. Our Brand Expedia, Hotels.com, Egencia, and Expedia Partner Solutions brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations in Europe and Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.com.nz and travel.com.au are focused principally on the Australia and New Zealand markets. Egencia, our corporate travel business, operates in over 60 countries around the world. The HomeAway portfolio has over 55 vacation rental websites all around the world. We own a majority share of trivago, a leading metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. In December 2016, trivago successfully completed its initial public offering and trades on the Nasdaq Global Select Market under the symbol "TRVG." In addition, we have commercial agreements in place with Ctrip and eLong in China, Traveloka in Southeast Asia, as well as Despegar in Latin America, among many others. In conjunction with the commercial arrangements with Traveloka and Despegar, we have also made strategic investments of over $600 million combined in Traveloka in 2017 and Despegar in 2015. In the first half of 2018, approximately 38% of our worldwide gross bookings and 45% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating more than two-thirds of our revenue through businesses and points of sale outside of the United States.
In expanding our global reach, we leverage significant investments in technology, operations, brand building, supplier relationships and other initiatives that we have made since the launch of Expedia.com in 1996. More recently, we have invested in migrating parts of our technology platform to the cloud, as well as focused on expanding our lodging supply in key focus markets around the world. Our scale of operations enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. We believe that our size and scale afford the company the ability to negotiate competitive rates with our supply partners, provide breadth of choice and travel deals to our traveling customers through an expanding supply portfolio and create opportunities for new value added offers for our customers such as our loyalty programs. The size of Expedia Group’s worldwide traveler base makes our websites an increasingly appealing channel for travel suppliers to reach customers. In addition, the sheer size of our user base and search query volume allows us to test new technologies very quickly to determine which innovations are most likely to improve the travel research and booking process, and then roll those features out to our worldwide audience to drive improvements in conversion.
Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space for more than two decades. Each Expedia Group technology platform is operated by a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. We have made key investments in technology, including significant development of our technical platforms, that makes it possible for us to deliver innovations at a faster pace. Improvements in our global platforms for Hotels.com and Brand Expedia continue to enable us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. Since 2014, we have acquired Travelocity, Wotif Group and Orbitz Worldwide, including Orbitz, CheapTickets and ebookers, and migrated their brands to the Brand Expedia technology platform. In addition, Orbitz for Business customers were migrated to the Egencia technology platform in 2016. In 2015, we acquired HomeAway, Inc., including all of its brands. We intend to continue leveraging these technology investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.
Channel Expansion. Technological innovations and developments continue to create new opportunities for travel bookings. In the past few years, each of our brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends, and many of our brands now see more traffic via mobile devices than via traditional PCs. Mobile bookings continue to present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we historically experienced via more traditional online booking methods. Additionally, our brands are implementing new technologies like voice-based search, chatbots and messaging apps as mobile-based options for travelers. In addition, we are seeing significant cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the first half of 2018, approximately one in three Expedia Group transactions globally were booked on a mobile device.
Seasonality
We generally experience seasonal fluctuations in the demand for our travel services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel services, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for our hotel business and can be several months or more for our vacation rental business. Historically, HomeAway has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as we typically increase marketing during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations, advertising business or a change in our product mix, including the growth of HomeAway, may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends, including trivago's recent changing marketplace dynamics. As HomeAway continues its shift to more of a transaction-based business model for vacation rental listings and its booking window elongates, its seasonal trends are more pronounced than our other traditional leisure businesses.

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
Occupancy and Other Taxes
Legal Proceedings. We are currently involved in thirteen lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.
Recent developments include:

•
City and County of San Francisco, California Litigation. On May 23, 2018, the California Court of Appeals affirmed the trial court’s holding that the online travel companies are not liable to remit hotel occupancy taxes to San Francisco. On July 2, 2018, San Francisco filed a petition for review by the California Supreme Court, which the online travel companies opposed. That petition remains pending.

•
Pine Bluff, Arkansas Litigation. On May 23, 2018, defendants filed a notice of appeal with the Arkansas Supreme Court from the trial court’s May 14, 2018 order granting summary judgment in favor of the plaintiffs. Additionally, on May 24, 2018, defendants filed a petition for writ of prohibition or certiorari with the Arkansas Supreme Court seeking to bar the trial court from continuing to exercise jurisdiction over the case, or holding any further proceedings.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $39 million as of June 30, 2018, and $43 million as of December 31, 2017.
Certain jurisdictions, including but not limited to the states of New York, North Carolina, Minnesota, Oregon, Rhode Island, Maryland, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales taxes for hotel occupancy. We are currently remitting taxes to a number of jurisdictions, including, but not limited to the states of New York, South Carolina, North Carolina, Minnesota, Georgia, Wyoming, Oregon, Rhode Island, Montana, Maryland, Kentucky, Maine, the District of Columbia and the city of New York, as well as certain other county and local jurisdictions.
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
Other Jurisdictions. We are also in various stages of inquiry or audit with domestic and foreign tax authorities, some of which, including in the City of Los Angeles regarding hotel occupancy taxes and in the United Kingdom, regarding the application of value added tax (“VAT”) to our European Union related transactions, may impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.
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

Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Gross Bookings
Core OTA	$21,011	$18,954	11%	$42,182	$38,062	11%
trivago(1)	—	—	N/A	—	—	N/A
HomeAway(2)	2,814	2,123	33%	6,761	4,820	40%
Egencia	2,073	1,761	18%	4,151	3,566	16%
Total gross bookings	$25,898	$22,838	13%	$53,094	$46,448	14%

Revenue Margin
Core OTA	10.7%	10.6%		9.9%	9.7%
trivago(1)	N/A	N/A		N/A	N/A
HomeAway(2)	10.6%	10.6%		7.8%	8.5%
Egencia	7.6%	7.6%		7.4%	7.2%
Total revenue margin	11.1%	11.3%		10.1%	10.3%
 ____________________________

(1)
trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.

(2)
HomeAway gross bookings include on-platform and reported transactions from all HomeAway brands, with the exception of BedandBreakfast.com and TopRural (which, if included would collectively add less than an estimated 2% to gross bookings). Gross bookings for Stayz, Bookabach and Travelmob (which collectively represent less than 10% of total on-platform transactions) represent our best estimates, including gross bookings for Stayz and Bookabach that remain off-platform while we transfer those brands to HomeAway platform brands, which started during the second quarter of 2018.

The increase in worldwide gross bookings for the three and six months ended June 30, 2018, as compared to the same periods in 2017, was primarily driven by growth at our Core OTA segment, including growth at Brand Expedia, Hotels.com, and Expedia Partner Solutions, as well as growth at HomeAway.
Results of Operations
Revenue

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Core OTA	$2,253	$2,009	12%	$4,179	$3,710	13%
trivago (Third-party revenue)	174	218	(20)%	371	399	(7)%
HomeAway	297	224	32%	531	409	30%
Egencia	156	135	16%	307	257	19%
Total revenue	$2,880	$2,586	11%	$5,388	$4,775	13%
Revenue increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily driven by growth in the Core OTA segment, including growth at Brand Expedia, Hotels.com and Expedia Partner Solutions, as well as growth at HomeAway.

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$1,992	$1,744	14%	$3,604	$3,144	15%
Air	223	202	10%	465	419	11%
Advertising and media(1)	274	302	(9)%	556	559	—%
Other	391	338	16%	763	653	17%
Total revenue	$2,880	$2,586	11%	$5,388	$4,775	13%
____________________________

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue, which includes hotel and HomeAway revenue, increased 14% and 15% for the three and six months ended June 30, 2018, compared to the same periods in 2017, driven by growth in HomeAway, Hotels.com, Expedia Partner Solutions and Brand Expedia. Room nights stayed increased 12% and 14% and revenue per room night increased 2% and 1% or the three and six months ended June 30, 2018, compared to the same periods in 2017.
Worldwide air revenue increased 10% and 11% for the three and six months ended June 30, 2018, compared to the same periods in 2017, on a 6% and 4% increase in air tickets sold as well as a 4% and 7% increase in revenue per ticket. Air revenue growth for the periods included an approximately 300 basis point and 350 basis point benefit due to an accounting change related to classification of certain fees, which were previously recorded as contra-revenue but now classified as cost of revenue with no net impact to operating income (loss).
Advertising and media revenue decreased 9% for the three months ended June 30, 2018 and was essentially flat for the six months ended June 30, 2018, compared to the same periods in 2017, due to a decline in local currency revenue at trivago for both periods, partially offset by positive impact from foreign exchange as well as continued growth in Expedia Group Media Solutions. All other revenue, which includes car rental, insurance, destination services and fee revenue related to our corporate travel business, increased by 16% and 17% for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to growth in travel insurance products and car rental revenue.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$1,532	$1,376	11%	$2,866	$2,552	12%
Agency	777	684	14%	1,435	1,255	14%
Advertising and media	274	302	(9)%	556	559	—%
HomeAway	297	224	32%	531	409	30%
Total revenue	$2,880	$2,586	11%	$5,388	$4,775	13%
Merchant revenue increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.
Agency revenue increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to the growth in agency hotel and air.
HomeAway revenue increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to growth in transactional revenue of 63% and 67% driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing 25% and 27%.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Customer operations	$220	$191	15%	$438	$376	16%
Credit card processing	134	133	1%	258	260	(1)%
Data center, cloud and other	144	115	25%	289	225	28%
Total cost of revenue	$498	$439	13%	$985	$861	14%
% of revenue	17.3%	17.0%		18.3%	18.0%
Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, fraud and chargebacks, and (3) other costs, primarily including data center and cloud costs to support our websites, supplier operations, destination supply and stock-based compensation.
During the three and six months ended June 30, 2018, the increase in cost of revenue expense, compared to the same periods in 2017, was driven by $29 million and $62 million of higher customer operations expenses, including higher headcount at Egencia and HomeAway, as well as $29 million and $64 million of higher data center, cloud and other costs. Cloud expense in cost of revenue during the three and six months ended June 30, 2018 was $22 million and $45 million, compared to $12 million and $21 million for the same periods of 2017.

Selling and Marketing

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Direct costs	$1,264	$1,207	5%	$2,503	$2,261	11%
Indirect costs	277	236	17%	554	452	22%
Total selling and marketing	$1,541	$1,443	7%	$3,057	$2,713	13%
% of revenue	53.5%	55.8%		56.7%	56.8%
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
Selling and marketing expenses increased $98 million and $344 million during the three and six months ended June 30, 2018, compared to the same periods in 2017, driven by increase of $57 million and $242 million of direct costs, including online and offline marketing expenses. Hotels.com, Expedia Partner Solutions and HomeAway accounted for the majority of the total direct cost increases. In addition, higher indirect costs of $41 million and $102 million also contributed to the increase and were driven by growth in personnel in the lodging supply organization.

Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$195	$165	18%	$396	$322	23%
Depreciation and amortization of technology assets	124	109	14%	243	212	15%
Other	81	69	18%	157	131	20%
Total technology and content	$400	$343	17%	$796	$665	20%
% of revenue	13.9%	13.2%		14.8%	13.9%
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
Technology and content expense increased $57 million and $131 million during the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to increased personnel and overhead of $30 million and $74 million from investments in our ecommerce platform and growth at HomeAway, as well as inorganic impacts from acquisitions. In addition, depreciation and amortization of technology assets also increased $15 million and $31 million. Cloud expense in technology and content during the three and six months ended June 30, 2018 was $12 million and $25 million, compared to $9 million and $16 million in the same periods of 2017.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$126	$110	14%	$255	$211	21%
Professional fees and other	70	69	2%	140	126	11%
Total general and administrative	$196	$179	10%	$395	$337	17%
% of revenue	6.8%	6.9%		7.3%	7.1%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.
General and administrative expense increased $17 million and $58 million during the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to higher personnel and overhead costs of $16 million and $44 million, resulting from increased headcount at corporate as well as inorganic impacts from acquisitions.

Amortization of Intangible Assets

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$72	$66	8%	$144	$133	8%
Amortization of intangible assets increased $6 million and $11 million during the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to amortization related to new business acquisitions.

Impairment of Goodwill

During three months ended June 30, 2018, we recognized a goodwill impairment charge of $61 million related to a reporting unit within our Core OTA segment. See Note 3 – Fair Value Measurements for further information.
Legal Reserves, Occupancy Tax and Other

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$1	$3	(61)%	$4	$24	(80)%
% of revenue	—%	0.1%		0.1%	0.5%
Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
Restructuring and Related Reorganization Charges

In connection with activities to centralize and optimize certain operations as well as migrate technology platforms in the prior years, primarily related to previously disclosed acquisitions, we recognized $10 million and $12 million in restructuring and related reorganization charges during the three and six months ended June 30, 2017.
Operating Income (Loss)

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Operating income (loss)	$111	$103	8%	$(54)	$30	N/A
% of revenue	3.9%	4.0%		(1.0)%	0.6%
Operating income increased for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to a growth in revenue in excess of operating costs. During the six months ended June 30, 2018, we had an operating loss of $54 million compared to operating income of $30 million for the same period in 2017, and the change was primarily due to increased costs and expenses period over period.

Adjusted EBITDA by Segment

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Core OTA	$561	$486	16%	$884	$789	12%
trivago	(20)	2	N/A	(48)	22	N/A
HomeAway	78	39	98%	57	45	25%
Egencia	30	28	8%	57	55	3%
Unallocated overhead costs (Corporate)	(186)	(162)	15%	(363)	(310)	17%
Total Adjusted EBITDA (1)	$463	$393	18%	$587	$601	(2)%
 ____________________________

(1)	Adjusted EBITDA is a non-GAAP measure. See "Definition and Reconciliation of Adjusted EBITDA" below for more information.
Adjusted EBITDA is our primary segment operating metric. See Note 9 – Segment Information in the notes to the consolidated financial statements for additional information on intersegment transactions, unallocated overhead costs and for a reconciliation of Adjusted EBITDA by segment to net income (loss) attributable to Expedia Group, Inc. for the periods presented above.
Core OTA Adjusted EBITDA increased $75 million and $95 million during the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to an increase of $244 million and $469 million in revenue, partially offset by an increase in sales and marketing expense mostly at Hotels.com and Expedia Partner Solutions.
trivago Adjusted EBITDA declined $22 million and $70 million during the three and six months ended June 30, 2018, compared to the same periods in 2017, due to an increase in expenses as a percentage of revenue, primarily sales and marketing spend.
HomeAway Adjusted EBITDA increased $39 million and $12 million during the three and six months ended June 30, 2018, compared to the same periods in 2017, due to an increase of $73 million and $122 million in revenue, partially offset by higher operating expenses from planned investments in performance-based marketing as well as a continuation in investing in both consumer and supplier facing products, and HomeAway's migration to the cloud.
Egencia Adjusted EBITDA increased $2 million for both the three and six months ended June 30, 2018, compared to the same periods in 2017, as growth in revenue from new corporate clients and room nights was offset primarily by headcount costs from investments in sales, product and technology.
Unallocated overhead costs increased $24 million and $53 million during the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to higher general and administrative personnel and overhead costs as well as higher technology and content personnel expenses to support investments in our ecommerce platform.
Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Interest income	$16	$10	77%	$27	$16	73%
Interest expense	(51)	(43)	19%	(102)	(86)	19%

Interest income increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to higher average cash balances and to a lesser extent higher rates of return. Interest expense increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, as a result of interest on the $1 billion senior unsecured notes issued in September 2017.

Other, Net
Other, net is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	($ in millions)
Foreign exchange rate gains (losses), net	$9	$(6)	$7	$(26)
Losses on minority equity investments, net	(98)	(5)	(61)	(6)
Other	(1)	(2)	—	(2)
Total other, net	$(90)	$(13)	$(54)	$(34)
During the three and six months ended June 30, 2018, the losses on minority equity investments, net primarily related to fair value changes in our investment in Despegar, a publicly traded company. As described in Note 2 – Summary of Significant Accounting Policies – Recently Adopted Accounting Policies, we adopted new accounting guidance on January 1, 2018, which requires changes in fair value of minority investments with readily determinable fair values to be carried at fair value with changes recorded through net income.
Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$(5)	$3	N/A	$(25)	$(44)	(43)%
Effective tax rate	33.8%	5.3%		13.7%	58.6%
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items. We have included in the estimated annual effective tax the reduction in the U.S. statutory tax rate, global intangible low-taxed income ("GILTI"), and the foreign derived intangible income ("FDII") deduction related to current year operations and have not provided additional GILTI on deferred items.
For the three months ended June 30, 2018, the effective tax rate was a 33.8% benefit on a pre-tax loss, compared to a 5.3% expense on pre-tax income for the three months ended June 30, 2017 with the change primarily driven by the Tax Cuts and Jobs Act ("Tax Act"), the 2018 goodwill impairment as discussed in Note 3 – Fair Value Measurements in the notes to the consolidated financial statements, a decrease in excess tax benefits for stock compensation as well as other discrete tax items.
For the six months ended June 30, 2018, the effective tax rate was a 13.7% benefit on a pre-tax loss, compared to a 58.6% benefit on a pre-tax loss for the six months ended June 30, 2017 with the change primarily driven by the Tax Act, the 2018 goodwill impairment, a decrease in excess tax benefits for stock compensation as well as other discrete tax items.
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
The reconciliation of net loss attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Net income (loss) attributable to Expedia Group, Inc.	$1	$57	$(136)	$(29)
Net loss attributable to non-controlling interests	(10)	(3)	(22)	(1)
Provision for income taxes	(5)	3	(25)	(44)
Total other expense, net	125	46	129	104
Operating income (loss)	111	103	(54)	30
Gain (loss) on revenue hedges related to revenue recognized	(1)	9	(4)	12
Restructuring and related reorganization charges	—	10	—	12
Legal reserves, occupancy tax and other	1	3	4	24
Stock-based compensation	50	50	100	97
Amortization of intangible assets	72	66	144	133
Impairment of goodwill	61	—	61	—
Depreciation	169	152	336	293
Adjusted EBITDA	$463	$393	$587	$601

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $4.6 billion and $3.3 billion at June 30, 2018 and December 31, 2017, and our $2 billion revolving credit facility, which is essentially untapped and expires in May 2023.
The revolving credit facility, which was amended in the second quarter of 2018 to increase the borrowing capacity to $2 billion, extend the expiration to May 2023, and reduced the interest rate on loans under the facility (as disclosed herein), bears interest based on the Company’s credit ratings with the applicable interest rate on drawn amounts at LIBOR plus 125 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of June 30, 2018.
As of June 30, 2018, the total cash and cash equivalents and short-term investments held outside the United States was $1.2 billion ($1 billion in wholly-owned foreign subsidiaries and $190 million in majority-owned subsidiaries).
Our credit ratings are periodically reviewed by rating agencies. As of June 30, 2018, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.
As of June 30, 2018, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $500 million in registered senior unsecured notes due in August 2018 that bear interest at 7.456% and is classified as current in the consolidated balance sheets, as well as long-term debt of $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%, Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5%, $750 million of registered senior unsecured notes due in February 2026 that bear interest at 5.0% and the $1 billion of registered senior unsecured notes due in February 2028 that bear interest at 3.8%.
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
As of June 30, 2018, we had a deficit in our working capital of $2.7 billion, which increased compared to the deficit of $2.3 billion as of December 31, 2017. The change in the deficit was primarily due to investing and financing activities, including capital expenditures and purchase of treasury stock.
We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, we began our expansion into the cloud computing environment. While our cloud computing expenses have increased and are expected to continue to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to our data centers over time. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Excluding capital expenditures associated with the build out of our new corporate headquarters, we expect total capital expenditures for full year 2018 to increase over 2017 spending levels. Our current estimates for the new headquarters total approximately $800 to $900 million, with final estimates contingent on completion of design plans and final determination of completed office space required in the initial build out. Of the total approximately $30 million was spent in 2016 and approximately $70 million in 2017. We plan to make significant progress on our corporate headquarters building in the coming year, spending approximately $240 million in 2018, with approximately $70 million spent in the first half of 2018, followed by nearly $425 million in 2019, when we expect to begin to move into the campus.
Our cash flows are as follows:

	Six months ended June 30,
	2018	2017	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$2,491	$2,389	$102
Investing activities	(1,434)	(1,302)	(132)
Financing activities	(456)	(81)	(375)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(106)	99	(205)
For the six months ended June 30, 2018, net cash provided by operating activities increased by $102 million primarily due to growth in our merchant business.
For the six months ended June 30, 2018, $132 million more cash was used in investing activities primarily due to higher net purchases of investments of $229 million in the current period, partially offset by cash paid for acquisitions in the prior period.
For the six months ended June 30, 2018, cash used in financing activities primarily included cash paid to acquire shares of $426 million, including the repurchased shares under the authorizations discussed below, and $91 million in cash dividend payments, partially offset by $67 million of proceeds from the exercise of options and employee stock purchase plans. For the six months ended June 30, 2017, cash used in financing activities primarily included cash paid to acquire shares of $114 million and $85 million in cash dividend payments, partially offset by $137 million of proceeds from the exercise of options and employee stock purchase plans.
In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. In April 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to an additional 15 million shares of our common stock. During the six months ended June 30, 2018 and 2017, we repurchased, through open market transactions, 3.7 million and 0.8 million shares under these authorizations for a total cost of $409 million and $102 million, excluding transaction costs. As of June 30, 2018, there were approximately 16.2 million shares remaining under the authorizations. There is no fixed termination date for the repurchases. Subsequent to the end of the second quarter of 2018, we repurchased an additional 0.3 million shares for a total cost of $42 million, excluding transaction costs, representing an average purchase price of $124.95 per share.
During the first six months of 2018 and 2017, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Six Months Ended June 30, 2018
February 7, 2018	$0.30	March 8, 2018	$46	March 28, 2018
April 24, 2018	0.30	May 24, 2018	45	June 14, 2018
Six Months Ended June 30, 2017
February 7, 2017	0.28	March 9, 2017	42	March 30, 2017
April 26, 2017	0.28	May 25, 2017	43	June 15, 2017

In addition, in July 2018, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.32 per share of outstanding common stock payable on September 13, 2018 to stockholders of record as of the close of business on August 23, 2018. Future declarations of dividends are subject to final determination by our Board of Directors.
The effect of foreign exchange on our cash and restricted cash balances denominated in foreign currency for the six months ended June 30, 2018, compared to the same period in 2017, showed a net change of $(205) million reflecting net depreciations in foreign currencies for the current year period compared to net appreciations in foreign currencies in the prior year period.
In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2017. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of June 30, 2018 or December 31, 2017.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There has been no material changes in our market risk during the three months ended June 30, 2018. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. The following are developments regarding such legal proceedings:

Litigation Relating to Occupancy and Other Taxes
Actions Filed by Individual States, Cities and Counties
City and County of San Francisco, California Litigation. On May 23, 2018, the California Court of Appeals affirmed the trial court’s holding that the online travel companies are not liable to remit hotel occupancy taxes to San Francisco. On July 2, 2018, San Francisco filed a petition for review by the California Supreme Court, which the online travel companies opposed. That petition remains pending.
Pine Bluff, Arkansas Litigation. On May 14, 2018, the court entered its order granting plaintiffs’ motion for summary judgment and denying the defendant online travel companies’ motion. On May 23, 2018, defendants filed a notice of appeal with the Arkansas Supreme Court. On May 24, 2018, defendants filed a petition for writ of prohibition or certiorari with the Arkansas Supreme Court seeking to bar the trial court from continuing to exercise jurisdiction over the case, or holding any further proceedings. The plaintiffs have opposed that petition and the parties await a ruling.
Village of Matteson, Illinois Litigation. The parties have reached a tentative settlement.

Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Buckeye Tree Lodge/2020 O Street Corporation Lawsuits. On May 17, 2018, the court denied plaintiffs’ motion for class certification and set a deadline of August 17, 2018 for plaintiffs to file a renewed motion.
Cases against HomeAway.com, Inc. On May 15, 2018, the United States Fifth Circuit Court of Appeals issued an opinion resolving the Arnold and Seim appeals. The Fifth Circuit affirmed the trial court’s decision in Seim, holding that the court correctly granted HomeAway’s motion to compel arbitration. The Fifth Circuit reversed and remanded the trial court’s decision in Arnold with instructions to grant HomeAway’s motion to compel arbitration and dismiss the case. The Fifth Circuit issued its mandate on June 6, 2018. On remand, the trial court entered final judgment dismissing the Seim case on June 25, 2018, but has not yet done so in Arnold. In the May case, on July 19, 2018, the magistrate judge issued a Report and Recommendation recommending that the district court grant HomeAway’s motion to compel arbitration. In the Kilpatrick case, the trial court entered an order adopting the magistrate judge’s April 17, 2018 Report and Recommendation and dismissed plaintiffs' breach of contract claim with prejudice and denied HomeAway's motion to strike class allegations as premature.
Orbitz Data Breach Putative Class Action.  On June 6, 2018, the court granted defendants’ motion to compel arbitration and stayed the case pending completion of individual arbitration.
Other Legal Proceedings
Santa Monica, California Litigation.  On June 14, 2018, the district court granted the city’s motion to dismiss. HomeAway filed notice of appeal from that decision on June 18, 2018. On July 2, 2018, the United States Ninth Circuit Court of Appeals consolidated that appeal with HomeAway’s prior appeal of the district court’s March 12, 2018 denial of its motion for a preliminary injunction.
Chicago, Illinois Litigation. The parties reached a settlement and the court dismissed the case without prejudice on June 27, 2018.
IBM Lawsuit. On May 29, 2018, defendants filed motions to dismiss. Subsequently, on July 12, 2018, IBM filed an amended complaint, including the assertion of infringement of a new patent.

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
During 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. In April 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to an additional 15 million shares of our common stock. A summary of the repurchase activity for the second quarter of 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
April 1-30, 2018	713	$107.98	713	17,443
May 1-31, 2018	590	113.68	590	16,853
June 1-30, 2018	611	121.90	611	16,242
Total	1,914		1,914

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

July 26, 2018	Expedia Group, Inc.

	By:	/s/ Alan Pickerill
Alan Pickerill
Chief Financial Officer