Form 10-Q
period 2018-09-30
Expedia Group, Inc.
filed 2018-10-26
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of October 12, 2018 was:

Common stock, $0.0001 par value per share	136,174,433	shares
Class B common stock, $0.0001 par value per share	12,799,999	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended September 30, 2018

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenue	$3,276	$2,966	$8,664	$7,741
Costs and expenses:
Cost of revenue (1)	504	459	1,489	1,320
Selling and marketing (1)	1,501	1,461	4,558	4,174
Technology and content (1)	404	350	1,200	1,015
General and administrative (1)	202	141	597	478
Amortization of intangible assets	71	71	215	204
Impairment of goodwill	—	—	61	—
Legal reserves, occupancy tax and other	(78)	(1)	(74)	23
Restructuring and related reorganization charges	—	4	—	16
Operating income	672	481	618	511
Other income (expense):
Interest income	34	9	61	25
Interest expense	(47)	(44)	(149)	(130)
Other, net	(47)	(31)	(101)	(65)
Total other expense, net	(60)	(66)	(189)	(170)
Income before income taxes	612	415	429	341
Provision for income taxes	(81)	(66)	(56)	(22)
Net income	531	349	373	319
Net (income) loss attributable to non-controlling interests	(6)	3	16	4
Net income attributable to Expedia Group, Inc.	$525	$352	$389	$323

Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$3.51	$2.32	$2.59	$2.13
Diluted	3.43	2.23	2.54	2.06
Shares used in computing earnings per share (000's):
Basic	149,482	152,088	150,450	151,406
Diluted	153,153	157,760	153,404	156,520

Dividends declared per common share	$0.32	$0.30	$0.92	$0.86
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$3	$2	$8	$8
Selling and marketing	11	10	34	31
Technology and content	15	14	46	42
General and administrative	25	(19)	66	23
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$531	$349	$373	$319
Other comprehensive income (loss), net of tax
Currency translation adjustments, net of tax(1)	(14)	57	(63)	181
Unrealized gains on available for sale securities, net of tax(2)	—	21	—	21
Other comprehensive income (loss), net of tax	(14)	78	(63)	202
Comprehensive income	517	427	310	521
Less: Comprehensive income (loss) attributable to non-controlling interests	3	10	(29)	41
Comprehensive income attributable to Expedia Group, Inc.	$514	$417	$339	$480

(1)
Currency translation adjustments include tax expense of $1 million and $6 million associated with net investment hedges for the three and nine months ended September 30, 2018 and a tax benefit of $9 million and $31 million for the three and nine months ended September 30, 2017.

(2)
Net of tax charges of $14 million for both of the three and nine months ended September 30, 2017. Net gains (losses) recognized and reclassified during the three and nine months ended September 30, 2017 were immaterial.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares which are reflected in thousands and par value)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,920	$2,847
Restricted cash and cash equivalents	186	69
Short-term investments	458	468
Accounts receivable, net of allowance of $35 and $31	2,294	1,866
Income taxes receivable	36	21
Prepaid expenses and other current assets	278	269
Total current assets	6,172	5,540
Property and equipment, net	1,769	1,575
Long-term investments and other assets	717	845
Deferred income taxes	225	18
Intangible assets, net	2,101	2,309
Goodwill	8,157	8,229
TOTAL ASSETS	$19,141	$18,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,877	$1,838
Accounts payable, other	875	698
Deferred merchant bookings	4,795	3,219
Deferred revenue	346	326
Income taxes payable	175	33
Accrued expenses and other current liabilities	695	1,265
Current maturities of long-term debt	—	500
Total current liabilities	8,763	7,879
Long-term debt, excluding current maturities	3,727	3,749
Deferred income taxes	250	329
Other long-term liabilities	455	408
Redeemable non-controlling interests	19	22
Commitments and contingencies
Stockholders’ equity:
Common stock $.0001 par value	—	—
Authorized shares: 1,600,000
Shares issued: 231,039 and 228,467
Shares outstanding: 136,420 and 138,939
Class B common stock $.0001 par value	—	—
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	9,476	9,163
Treasury stock - Common stock, at cost	(5,439)	(4,822)
Shares: 94,619 and 89,528
Retained earnings	551	331
Accumulated other comprehensive income (loss)	(202)	(149)
Total Expedia Group, Inc. stockholders’ equity	4,386	4,523
Non-redeemable non-controlling interests	1,541	1,606
Total stockholders’ equity	5,927	6,129
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,141	$18,516
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net income	$373	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	507	449
Amortization of stock-based compensation	154	104
Amortization of intangible assets	215	204
Impairment of goodwill	61	—
Deferred income taxes	(281)	(89)
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	94	(82)
Realized gain on foreign currency forwards	(34)	(1)
Loss on minority equity investments, net	100	14
Other	27	(24)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(416)	(428)
Prepaid expenses and other assets	(12)	(85)
Accounts payable, merchant	42	259
Accounts payable, other, accrued expenses and other current liabilities	171	298
Tax payable/receivable, net	141	(29)
Deferred merchant bookings	957	1,018
Deferred revenue	21	19
Net cash provided by operating activities	2,120	1,946
Investing activities:
Capital expenditures, including internal-use software and website development	(634)	(526)
Purchases of investments	(1,714)	(1,713)
Sales and maturities of investments	1,692	921
Acquisitions, net of cash and restricted cash acquired	(40)	(169)
Other, net	41	8
Net cash used in investing activities	(655)	(1,479)
Financing activities:
Payment of long-term debt	(500)	—
Proceeds from issuance of long-term debt, net of issuance costs	—	992
Purchases of treasury stock	(620)	(154)
Proceeds from issuance of treasury stock	31	—
Payment of dividends to stockholders	(138)	(130)
Proceeds from exercise of equity awards and employee stock purchase plan	138	180
Changes in controlled subsidiaries, net	(62)	(4)
Other, net	(3)	(23)
Net cash provided by (used in) financing activities	(1,154)	861
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(119)	142
Net increase in cash, cash equivalents and restricted cash and cash equivalents	192	1,470
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	2,917	1,818
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,109	$3,288
Supplemental cash flow information
Cash paid for interest	$196	$162
Income tax payments, net	188	135
See accompanying notes.

Notes to Consolidated Financial Statements
September 30, 2018
(Unaudited)
Note 1 – Basis of Presentation
Description of Business
Expedia Group, Inc. and its subsidiaries (formerly "Expedia, Inc.") provide travel services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel services are offered through a diversified portfolio of brands including: Brand Expedia®, Hotels.com®, Expedia® Partner Solutions, Egencia®, trivago®, HomeAway®, VRBO®, Orbitz®, Travelocity®, Wotif®, lastminute.com.au®, ebookers®, CheapTickets®, Hotwire®, Classic Vacations®, CarRentals.comTM, Expedia Local Expert®, Expedia® CruiseShipCenters®, SilverRail Technologies, Inc.TM, ALICE® and Traveldoo®. In addition, many of these brands have related international points of sale. We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
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
Upon adoption, we recognized a cumulative effect of applying the new revenue guidance as a reduction to the opening balance of retained earnings of $11 million ($8 million net of tax) comprised of changes in the accounting for our loyalty program of $49 million ($38 million net of tax) as well as other immaterial adjustments of $2 million ($1 million net of tax), partially offset by the impact of estimating variable consideration of $40 million ($31 million net of tax). The impact of the new guidance to our consolidated financial statements was not meaningful as of September 30, 2018 and for the three and nine months ended September 30, 2018.
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
Statement of Cash Flows. As of January 1, 2018, we adopted the new guidance related to the statement of cash flows, which clarified how companies present and classify certain cash receipts and cash payments as well as amended previous guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. Upon adoption, we retrospectively adjusted the prior periods presented in our consolidated statement of cash flows, which resulted in a slight working capital benefit in prepaid expenses and other assets within operating activities for the nine months ended September 30, 2017. Refer to the Significant Accounting Policies-Restricted Cash and Cash Equivalents section below for a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statement of cash flows.
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
We elected to early adopt the new guidance in the second quarter of 2018, which requires us to reflect any adjustments as of January 1, 2018, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the change in the measurement objective and the associated measurement date for all non-employee share-based payment awards to the grant-date fair value. Prior to adoption, non-employee awards were measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever could be more reliably measured. Additionally, the measurement date was previously determined by the earlier of the date at which either (1) a commitment for performance by the non-employee to earn the equity instruments was reached or (2) the non-employee’s performance was complete. Typically, the measurement date was delayed until performance was complete, which led to the non-employee awards being remeasured or “marked to market” each reporting period until they were vested. The adoption of this new guidance did not have a material impact on our consolidated financial statements for the three and nine months ended September 30, 2018.

Notes to Consolidated Financial Statements – (Continued)

Recent Accounting Policies Not Yet Adopted
Leases. In February 2016, the FASB issued new guidance related to accounting and reporting guidelines for leasing arrangements. The new guidance requires entities that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. We will adopt this guidance on January 1, 2019 and expect to elect certain available practical expedients under the transition guidance. Additionally, we plan to elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and do not plan to restate prior periods. We are in the process of evaluating the impact of adopting this new guidance, including implementing changes to our systems and processes in conjunction with our review of existing lease agreements. We currently expect the most significant impact of this new standard will be the recognition of the right-of-use assets and operating lease liabilities on our consolidated balance sheet upon adoption for real estate operating leases as well as the related financial statement disclosures.
Hedge Accounting. In August 2017, the FASB amended the existing accounting guidance for hedge accounting. The amendments require expanded hedge accounting for both non-financial and financial risk components and refine the measurement of hedge results to better reflect an entity's hedging strategies. The new guidance also amends the presentation and disclosure requirements on a prospective basis as well as changes how entities assess hedge effectiveness. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.
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
Cloud Computing Arrangements. In August 2018, the FASB issued new guidance on the accounting for implementation costs incurred for a cloud computing arrangement that is a service contract. The update conforms the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the accounting guidance that provides for capitalization of costs incurred to develop or obtain internal-use-software. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.
Fair Value Measurements. In August 2018, the FASB issued new guidance related to the disclosure requirements on fair value measurements, which removes, modifies or adds certain disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements disclosures.
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
For our primary transaction-based revenue sources, discussed below, we have determined net presentation (that is, the amount billed to a traveler less the amount paid to a supplier) is appropriate for the majority of our revenue transactions as the supplier is primarily responsible for providing the underlying travel services and we do not control the service provided by the supplier to the traveler. We exclude all taxes assessed by a government authority, if any, from the measurement of transaction

Notes to Consolidated Financial Statements – (Continued)

prices that are imposed on our travel related services or collected by the Company from customers (which are therefore excluded from revenue).
The following table disaggregates our revenue by major source:

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
	(in millions)
Business Model:
Merchant	$1,688	$4,554
Agency	876	2,311
Advertising and media	302	858
HomeAway	410	941
Total revenue	$3,276	$8,664
Service Type:
Lodging	$2,347	$5,951
Air	209	674
Advertising and media	302	858
Other(1)	418	1,181
Total revenue	$3,276	$8,664
___________________________________

(1)	Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business, among other revenue streams, none of which are individually material.
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

Notes to Consolidated Financial Statements – (Continued)

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
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At January 1, 2018, $3.219 billion of cash advance cash payments was reported within deferred merchant bookings, $2.877 billion of which was recognized resulting in $419 million of revenue during the nine months ended September 30, 2018. At September 30, 2018, the related balance was $4.100 billion.
Travelers enrolled in our internally administered traveler loyalty rewards programs earn points for each eligible booking made which can be redeemed for free or discounted future bookings. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 30 Brand Expedia websites. Orbitz Rewards allows travelers to earn OrbucksSM, the currency of Orbitz Rewards, on flights, hotels and vacation packages and

Notes to Consolidated Financial Statements – (Continued)

instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, we defer the relative standalone selling price of earned points, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which points can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the points, that is when the travel service purchased with the loyalty award is satisfied. The majority of rewards expected to be redeemed are recognized within one to two years of being earned. At January 1, 2018, $619 million of deferred loyalty rewards was reported within deferred merchant bookings, $531 million of which was recognized as revenue during the nine months ended September 30, 2018. At September 30, 2018, the related balance was $695 million.
Deferred Revenue. Deferred revenue primarily consists of HomeAway's traveler service fees received on bookings where we are not merchant of record due to the use of a third party payment processor, unearned subscription revenue as well as deferred advertising revenue. At January 1, 2018, $326 million was recorded as deferred revenue, $287 million of which was recognized as revenue during the nine months ended September 30, 2018. At September 30, 2018, the related balance was $346 million.
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

	September 30, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$2,920	$2,847
Restricted cash and cash equivalents	186	69
Restricted cash included within long-term investments and other assets	3	1
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flow	$3,109	$2,917

Notes to Consolidated Financial Statements – (Continued)

Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$39	$39	$—
Time deposits	761	—	761
Derivatives:
Foreign currency forward contracts	23	—	23
Investments:
Time deposits	458	—	458
Marketable equity securities	161	161	—
Total assets	$1,442	$200	$1,242
Financial assets measured at fair value on a recurring basis as of December 31, 2017 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$16	$16	$—
Time deposits	552	—	552
Derivatives:
Foreign currency forward contracts	6	—	6
Investments:
Time deposits	469	—	469
Marketable equity securities	263	263	—
Total assets	$1,306	$279	$1,027
We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of September 30, 2018 and December 31, 2017, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.
We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.
Our marketable equity securities consist of our investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the nine months ended September 30, 2018, we recognized a loss of approximately $102 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment. As of December 31, 2017, prior to our adoption of the new guidance for recognition and measurement of financial instruments, the cost basis was $273 million and related gross unrealized loss was $9 million.

Notes to Consolidated Financial Statements – (Continued)

Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of September 30, 2018, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $3 billion. We had a net forward asset of $23 million and $6 million recorded in prepaid expenses and other current assets as of September 30, 2018 and December 31, 2017. We recorded $3 million and $(11) million in net gains (losses) from foreign currency forward contracts during the three months ended September 30, 2018 and 2017 as well as $51 million and $(2) million in net gains (losses) during the nine months ended September 30, 2018 and 2017.
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
Goodwill. During the nine months ended September 30, 2018, we recognized a goodwill impairment charge of $61 million related to our Core OTA segment, which resulted from sustained under-performance and a less optimistic outlook related to one of our reporting units during the second quarter of 2018. As a result, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill for that reporting unit as of June 30, 2018 in which we compared the fair value of the reporting unit to its carrying value. The fair value was estimated based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our assumptions were based on the actual historical performance of the reporting unit and took into account a recent weakening of operating results and implied risk premiums based on market prices of our equity and debt as of the assessment date. Our significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the current period. As of September 30, 2018, the applicable reporting unit's remaining goodwill was $25 million.
Minority Investments without Readily Determinable Fair Values. As of September 30, 2018 and December 31, 2017, the carrying values of our minority investments without readily determinable fair values totaled $374 million and $371 million. During the three and nine months ended September 30, 2018, we had no material gains or losses recognized related to these minority investments. During the nine months ended September 30, 2017, we recorded $14 million in net losses related to minority investments, which included $6 million in other-than-temporary impairments during the first six months of 2017 as well as a loss recognized on the liquidation of an investment of $9 million during the third quarter of 2017.
Note 4 – Debt
The following table sets forth our outstanding debt:

	September 30, 2018	December 31, 2017
	(In millions)
7.456% senior notes due 2018	$—	$500
5.95% senior notes due 2020	748	748
2.5% (€650 million) senior notes due 2022	750	775
4.5% senior notes due 2024	496	495
5.0% senior notes due 2026	742	741
3.8% senior notes due 2028	991	990
Total debt(1)	3,727	4,249
Current maturities of long-term debt	—	(500)
Long-term debt, excluding current maturities	$3,727	$3,749

_______________

Notes to Consolidated Financial Statements – (Continued)

(1)	Net of applicable discounts and debt issuance costs.
Current Maturities of Long-term Debt
In August 2018, our $500 million in registered senior unsecured notes that bore interest at 7.456% (the “7.456% Notes”) matured and the balance was repaid.
Long-term Debt
Our $750 million in registered senior unsecured notes outstanding at September 30, 2018 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our Euro 650 million in registered senior unsecured notes outstanding at September 30, 2018 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.
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
Our $500 million in registered senior unsecured notes outstanding at September 30, 2018 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $750 million in registered senior unsecured notes outstanding at September 30, 2018 are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $1 billion in registered senior unsecured notes outstanding at September 30, 2018 are due in February 2028 and bear interest at 3.8% (the "3.8% Notes"). The 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning February 15, 2018. We may redeem the 3.8% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.8% Notes prior to November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.8% Notes on or after November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
The 5.95%, 2.5%, 4.5%, 5.0% and 3.8% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. For further information, see Note 10 – Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $24 million and $75 million as of September 30, 2018 and December 31, 2017. The Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	September 30, 2018	December 31, 2017
	(In millions)
7.456% senior notes due 2018	$—	$516
5.95% senior notes due 2020	784	810
2.5% (€650 million) senior notes due 2022 (1)	793	828
4.5% senior notes due 2024	504	528
5.0% senior notes due 2026	767	807
3.8% senior notes due 2028	926	969

_______________

(1)	Approximately 683 million Euro as of September 30, 2018 and 690 million Euro as of December 31, 2017.
Credit Facility
As of September 30, 2018, Expedia Group, Inc. maintained a $2 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia Group subsidiaries that are the same as under the Notes and expires in May 2023. As of September 30, 2018, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 125 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of September 30, 2018. The facility contains covenants including maximum leverage and minimum interest coverage ratios.
The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of September 30, 2018, there were $14 million of outstanding stand-by LOCs issued under the facility.
The current facility was entered into in May 2018 and replaced our prior $1.5 billion unsecured revolving credit facility that was due to expire in February 2021. As of December 31, 2017, we had no revolving credit facility borrowings outstanding under the prior facility and $14 million of outstanding stand-by LOCs issued under that facility.
In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia Group, that may be terminated at any time by the lender. As of September 30, 2018 and December 31, 2017, there were no borrowings outstanding.
Note 5 – Stockholders’ Equity
Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Nine Months Ended September 30, 2018
February 7, 2018	$0.30	March 8, 2018	$46	March 28, 2018
April 24, 2018	0.30	May 24, 2018	45	June 14, 2018
July 23, 2018	0.32	August 23, 2018	47	September 13, 2018
Nine Months Ended September 30, 2017
February 7, 2017	0.28	March 9, 2017	42	March 30, 2017
April 26, 2017	0.28	May 25, 2017	43	June 15, 2017
July 26, 2017	0.30	August 24, 2017	45	September 14, 2017
In addition, in October 2018, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.32 per share of outstanding common stock payable on December 6, 2018 to stockholders of record as of the close of business on November 15, 2018. Future declarations of dividends are subject to final determination by our Board of Directors.

Notes to Consolidated Financial Statements – (Continued)

Share Repurchases
In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. In April 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to an additional 15 million shares of our common stock. During the nine months ended September 30, 2018, we repurchased, through open market transactions, 5.2 million shares under these authorizations for the total cost of $602 million, excluding transaction costs, representing an average repurchase price of $115.81 per share. As of September 30, 2018, there were approximately 14.7 million shares remaining under the 2018 repurchase authorization. There is no fixed termination date for the repurchases. Subsequent to the end of the third quarter of 2018, we repurchased an additional 0.3 million shares for a total cost of $33 million, excluding transaction costs, representing an average purchase price of $129.35 per share.
Other Share Activity
During the three months ended September 30, 2018, we issued 269,646 shares of common stock from treasury to Liberty Expedia Holdings, Inc. ("Liberty") at a purchase price per share of $113.32 and an aggregate value of approximately $31 million pursuant to and in accordance with the preemptive rights as detailed by the Amended and Restated Governance Agreement with Liberty dated as of December 20, 2011, as amended.
Accumulated Other Comprehensive Loss
The balance for each class of accumulated other comprehensive loss as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
	(In millions)
Foreign currency translation adjustments, net of tax(1)	$(202)	$(142)
Net unrealized loss on available for sale securities, net of tax(2)	—	(7)
Accumulated other comprehensive loss	$(202)	$(149)

(1)
Foreign currency translation adjustments, net of tax, include foreign currency transaction losses at September 30, 2018 of $35 million ($45 million before tax) and $45 million ($71 million before tax) at December 31, 2017 associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 4 – Debt for more information.

(2)
The net unrealized loss on available for sale securities before tax at December 31, 2017 was $9 million, which was reclassified to retained earnings as of January 1, 2018 upon adoption of the relevant new accounting guidance.

Acquisition of Non-redeemable Non-controlling Interest of Air Asia-Expedia
During August 2018, we purchased the remaining 25% minority equity interest in AAE Travel Pte. Ltd., the joint venture formed by Air Asia and Expedia Group in March 2011. Prior to this transaction, we held a 75% controlling interest in the joint venture since 2015. The cash consideration was approximately $62 million.

Notes to Consolidated Financial Statements – (Continued)

Note 6 – Earnings Per Share
The following table presents our basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions, except share and per share data)
Net income attributable to Expedia Group, Inc.	$525	$352	$389	$323
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$3.51	$2.32	$2.59	$2.13
Diluted	3.43	2.23	2.54	2.06
Weighted average number of shares outstanding (000's):
Basic	149,482	152,088	150,450	151,406
Dilutive effect of:
Options to purchase common stock	2,866	5,009	2,396	4,564
Other dilutive securities	805	663	558	550
Diluted	153,153	157,760	153,404	156,520
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and nine months ended September 30, 2018, approximately 5 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three and nine months ended September 30, 2017, approximately 1 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
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
For the three months ended September 30, 2018, the effective tax rate was a 13.3% expense on a pre-tax income, compared to a 15.9% expense on pre-tax income for the three months ended September 30, 2017 with the change primarily driven by the above Tax Act changes, a decrease in excess tax benefits for stock compensation as well as other discrete tax items.
For the nine months ended September 30, 2018, the effective tax rate was a 13.1% expense on a pre-tax income, compared to a 6.6% expense on pre-tax income for the nine months ended September 30, 2017 with the change primarily driven by the Tax Act, the 2018 goodwill impairment as discussed in Note 3 – Fair Value Measurements, a decrease in excess tax benefits for stock compensation as well as other discrete tax items.
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
Litigation Relating to Occupancy Taxes. Ninety-six lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Ten lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-five of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-one dismissals were based on a finding that we and the other defendants were not subject to the local hotel occupancy tax ordinance or that the local government lacked standing to pursue their claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $40 million and $43 million as of September 30, 2018 and December 31, 2017, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
The Hawaii Department of Taxation also issued final assessments for general excise taxes against the Expedia Group companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions. Those assessments are currently under review in the Hawaii tax courts. The Hawaii tax court has scheduled trial on the agency hotel and car rental matters for February 4, 2019. On December 29, 2017, the defendant online travel companies filed a motion for partial summary judgment. On January 10, 2018, the Department of Taxation asked the tax court to stay proceedings in the agency hotel and car rental case pending a decision by the Hawaii Supreme Court in the merchant model car rental case addressed below; the defendants opposed that request. On February 5, 2018, the tax court granted the motion to stay.
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
San Francisco (Occupancy Tax). During 2009, Expedia Group companies were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the City of San Francisco and, in May 2014, the Expedia Group companies paid an additional $25.5 million under protest in order to contest additional assessments for later time periods. In addition, Orbitz in total has paid $4.6 million to the City of San Francisco to contest similar assessments issued against it by the city. On August 6, 2014, the California Court of Appeals stayed this case pending review and decision by the California Supreme Court in the City of San Diego, California Litigation. The California Court of Appeals lifted the stay and, on May 23, 2018, affirmed the trial court’s holding that the online travel companies are not liable to remit hotel occupancy taxes to San Francisco. On July 2, 2018, the City of San Francisco filed a petition for review by the California Supreme Court, which was denied on August 29, 2018. On September 13, 2018, the City of San Francisco refunded all pay-to-play payments made by the Expedia Group companies (including Orbitz), along with accumulated interest. The $78 million refund was recorded as a gain within legal reserves, occupancy tax and other in the consolidated statement of operations and the $19 million of accumulated interest to interest income during the three months ended September 30, 2018.
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

Notes to Consolidated Financial Statements – (Continued)

reasonably possible that we could be required to pay any assessed amounts in order to contest or litigate the applicability of any assessments and an estimate for a reasonably possible amount of any such payments cannot be made.
Competition and Consumer Protection Matters. Over the last several years, the online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Expedia Group companies are or have been involved in investigations predominately related to whether certain parity clauses in contracts between Expedia Group companies and accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive.
In Europe, investigations or inquiries into contractual parity provisions between hotels and online travel companies, including Expedia Group companies, were initiated in 2012, 2013 and 2014 by NCAs in Austria, Belgium, Czech Republic, Denmark, France, Germany, Greece, Hungary, Ireland, Italy, Poland, Sweden and Switzerland. While the ultimate outcome of some of these investigations or inquiries remains uncertain, and the Expedia Group companies’ circumstances are distinguishable from other online travel companies subject to similar investigations and inquiries, we note in this context that on April 21, 2015, the French, Italian and Swedish NCAs, working in close cooperation with the European Commission, announced that they had accepted formal commitments offered by Booking.com to resolve and close the investigations against Booking.com in France, Italy and Sweden by Booking.com removing and/or modifying certain rate, conditions and availability parity provisions in its contracts with accommodation providers in France, Italy and Sweden as of July 1, 2015, among other commitments. Booking.com voluntarily extended the geographic scope of these commitments to accommodation providers throughout Europe as of the same date.
With effect from August 1, 2015, Expedia Group companies waived certain rate, conditions and availability parity clauses in agreements with European hotel partners for a period of five years. While the Expedia Group companies maintain that their parity clauses have always been lawful and in compliance with competition law, these waivers were nevertheless implemented as a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. Following the implementation of Expedia Group companies' waivers, nearly all NCAs in Europe have announced either the closure of their investigation or inquiries involving Expedia Group companies or a decision not to open an investigation or inquiry involving Expedia Group companies. Below are descriptions of additional rate parity-related matters of note in Europe.
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
The Italian competition authority's case closure decision against Booking.com and Expedia Group companies has subsequently been appealed by two Italian hotel trade associations, i.e. Federalberghi and AICA. These appeals remain at an early stage and no hearing date has been fixed.
On November 6, 2015, the Swiss competition authority announced that it had issued a final decision finding certain parity terms existing in previous versions of agreements between Swiss hotels and each of certain Expedia Group companies, Booking.com and HRS to be prohibited under Swiss law. The decision explicitly notes that the Expedia Group companies current contract terms with Swiss hotels are not subject to this prohibition. The Swiss competition authority imposed no fines or other sanctions against the Expedia Group companies and did not find an abuse of a dominant market position by the Expedia Group companies. The FCO’s case against Expedia Group’s contractual parity provisions with accommodation providers in Germany remains open but is still at a preliminary stage with no formal allegations of wrong-doing having been communicated to the Expedia Group companies to date.
The Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia Group companies objecting to certain parity clauses in contracts between Expedia Group companies and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law, but imposed no fine and no injunction. The DGCCRF appealed the decision and, on June 21, 2017, the Paris Court of Appeal published a judgment overturning the decision. The court annulled parity clauses contained in the agreements at issue, ordered the Expedia Group companies to amend their contracts, and imposed a fine. The Expedia Group companies have appealed the decision. The appeal will not stay payment of the fine.
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

Notes to Consolidated Financial Statements – (Continued)

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
A working group of 10 European NCAs (Belgium, Czech Republic, Denmark, France, Hungary, Ireland, Italy, Netherlands, Sweden and the United Kingdom) and the European Commission has been established by the European Competition Network (“ECN”) at the end of 2015 to monitor the functioning of the online hotel booking sector, following amendments made by a number of online travel companies (including Booking.com and Expedia Group companies) in relation to certain parity provisions in their contracts with hotels. The working group issued questionnaires to online travel agencies including Expedia Group companies, metasearch sites and hotels in 2016. The underlying results of the ECN monitoring exercise were published on April 6, 2017.
Legislative bodies in France (July 2015), Austria (December 2016) and Italy (August 2017) have also adopted new domestic anti-parity clause legislation. Expedia Group believes each of these pieces of legislation violates both EU and national legal principles and therefore, Expedia Group companies have challenged these laws at the European Commission. Moreover, in Belgium, new domestic anti-parity legislation entered into force on August 20, 2018.
A motion requesting the Swiss government to take action on narrow price parity has been adopted in the Swiss parliament. The Swiss government is now required to draft legislation implementing the motion. The Company is unable to predict whether and with what content legislation will ultimately be adopted and, if so, when this might be the case. It is not yet clear how any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia Group's business.
Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia Group companies. A Brazilian hotel sector association -- Forum de Operadores Hoteleiros do Brasil -- filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia Group companies, on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, the Expedia Group companies submitted a response to the complaint to CADE. On March 27, 2018, Expedia Group companies resolved CADE’s concerns based on a settlement implementing waivers substantially similar to those provided to accommodation providers in Europe. In late 2016, Expedia Group resolved the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially similar to those provided to accommodation providers in Europe (on September 1, 2016 in Australia and on October 28, 2016 in New Zealand). More recently, however, the Australian NCA has reopened its investigation. Expedia Group companies are in ongoing discussions with a limited number of NCAs in other countries in relation to their contracts with hotels. Expedia Group is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia Group's business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.
In addition, regulatory authorities in Europe (including the UK Competition and Markets Authority, or "CMA"), Australia, and elsewhere have initiated market studies and/or inquiries and investigations into online marketplaces and how information is presented to consumers using those marketplaces, investigating practices such as search results rankings and algorithms, discount claims, disclosure of charges, and availability and similar messaging. On June 28, 2018, the CMA announced that it will be requiring hotel booking websites to take action to address concerns identified in the course of its ongoing investigation.
We are cooperating with regulators in the investigations described above where applicable, but we are unable to predict what, if any, effect such actions will have on our business, industry practices or online commerce more generally. Other than described above, we have not accrued a reserve in connection with the market studies, investigations, inquiries or legal proceedings described above either because the likelihood of an unfavorable outcome is not probable or the amount of any loss is not estimable.

Notes to Consolidated Financial Statements – (Continued)

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
The following tables present our segment information for the three and nine months ended September 30, 2018 and 2017. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended September 30, 2018
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,527	$200	$410	$139	$—	$3,276
Intersegment revenue	—	95	—	—	(95)	—
Revenue	$2,527	$295	$410	$139	$(95)	$3,276
Adjusted EBITDA	$837	$31	$209	$19	$(184)	$912
Depreciation	(88)	(4)	(17)	(12)	(50)	(171)
Amortization of intangible assets	—	—	—	—	(71)	(71)
Stock-based compensation	—	—	—	—	(54)	(54)
Legal reserves, occupancy tax and other	—	—	—	—	78	78
Realized (gain) loss on revenue hedges	(21)	—	(1)	—	—	(22)
Operating income (loss)	$728	$27	$191	$7	$(281)	672
Other expense, net						(60)
Income before income taxes						612
Provision for income taxes						(81)
Net income						531
Net income attributable to non-controlling interests						(6)
Net income attributable to Expedia Group, Inc.						$525

	Three months ended September 30, 2017
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,314	$221	$305	$126	$—	$2,966
Intersegment revenue	—	117	—	—	(117)	—
Revenue	$2,314	$338	$305	$126	$(117)	$2,966
Adjusted EBITDA	$734	$(8)	$126	$20	$(163)	$709
Depreciation	(79)	(2)	(11)	(11)	(53)	(156)
Amortization of intangible assets	—	—	—	—	(71)	(71)
Stock-based compensation	—	—	—	—	(7)	(7)
Legal reserves, occupancy tax and other	—	—	—	—	1	1
Restructuring and related reorganization charges	—	—	—	—	(4)	(4)
Realized (gain) loss on revenue hedges	9	—	—	—	—	9
Operating income (loss)	$664	$(10)	$115	$9	$(297)	481
Other expense, net						(66)
Income before income taxes						415
Provision for income taxes						(66)
Net income						349
Net loss attributable to non-controlling interests						3
Net income attributable to Expedia Group, Inc.						$352

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2018
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$6,706	$571	$941	$446	$—	$8,664
Intersegment revenue	—	323	—	—	(323)	—
Revenue	$6,706	$894	$941	$446	$(323)	$8,664
Adjusted EBITDA	$1,721	$(17)	$266	$76	$(547)	$1,499
Depreciation	(256)	(11)	(46)	(35)	(159)	(507)
Amortization of intangible assets	—	—	—	—	(215)	(215)
Impairment of goodwill	—	—	—	—	(61)	(61)
Stock-based compensation	—	—	—	—	(154)	(154)
Legal reserves, occupancy tax and other	—	—	—	—	74	74
Realized (gain) loss on revenue hedges	(17)	—	(1)	—	—	(18)
Operating income (loss)	$1,448	$(28)	$219	$41	$(1,062)	618
Other expense, net						(189)
Income before income taxes						429
Provision for income taxes						(56)
Net income						373
Net loss attributable to non-controlling interests						16
Net income attributable to Expedia Group, Inc.						$389

	Nine months ended September 30, 2017
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$6,022	$621	$714	$384	$—	$7,741
Intersegment revenue	—	331	—	—	(331)	—
Revenue	$6,022	$952	$714	$384	$(331)	$7,741
Adjusted EBITDA	$1,523	$14	$171	$76	$(474)	$1,310
Depreciation	(226)	(6)	(27)	(30)	(160)	(449)
Amortization of intangible assets	—	—	—	—	(204)	(204)
Stock-based compensation	—	—	—	—	(104)	(104)
Legal reserves, occupancy tax and other	—	—	—	—	(23)	(23)
Restructuring and related reorganization charges	—	—	—	—	(16)	(16)
Realized (gain) loss on revenue hedges	(3)	—	—	—	—	(3)
Operating income (loss)	$1,294	$8	$144	$46	$(981)	511
Other expense, net						(170)
Income before income taxes						341
Provision for income taxes						(22)
Net income						319
Net loss attributable to non-controlling interests						4
Net income attributable to Expedia Group, Inc.						$323

Notes to Consolidated Financial Statements – (Continued)

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
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended September 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$2,503	$869	$(96)	$3,276
Costs and expenses:
Cost of revenue	—	362	147	(5)	504
Selling and marketing	—	1,096	496	(91)	1,501
Technology and content	—	287	117	—	404
General and administrative	—	129	73	—	202
Amortization of intangible assets	—	44	27	—	71
Legal reserves, occupancy tax and other	—	(78)	—	—	(78)
Intercompany (income) expense, net	—	239	(239)	—	—
Operating income	—	424	248	—	672
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	560	204	—	(764)	—
Other, net	(46)	(13)	(1)	—	(60)
Total other income (expense), net	514	191	(1)	(764)	(60)
Income before income taxes	514	615	247	(764)	612
Provision for income taxes	11	(55)	(37)	—	(81)
Net income	525	560	210	(764)	531
Net (income) loss attributable to non-controlling interests	—	1	(7)	—	(6)
Net income attributable to Expedia Group, Inc.	$525	$561	$203	$(764)	$525
Comprehensive income attributable to Expedia Group, Inc.	$514	$545	$186	$(731)	$514

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$2,227	$857	$(118)	$2,966
Costs and expenses:
Cost of revenue	—	348	116	(5)	459
Selling and marketing	—	1,012	562	(113)	1,461
Technology and content	—	250	100	—	350
General and administrative	—	72	69	—	141
Amortization of intangible assets	—	45	26	—	71
Legal reserves, occupancy tax and other	—	(1)	—	—	(1)
Restructuring and related reorganization charges	—	1	3	—	4
Intercompany (income) expense, net	—	205	(205)	—	—
Operating income	—	295	186	—	481
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	380	162	—	(542)	—
Other, net	(44)	(32)	10	—	(66)
Total other income (expense), net	336	130	10	(542)	(66)
Income before income taxes	336	425	196	(542)	415
Provision for income taxes	16	(43)	(39)	—	(66)
Net income	352	382	157	(542)	349
Net loss attributable to non-controlling interests	—	—	3	—	3
Net income attributable to Expedia Group, Inc.	$352	$382	$160	$(542)	$352
Comprehensive income attributable to Expedia Group, Inc.	$417	$462	$261	$(723)	$417

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$6,643	$2,348	$(327)	$8,664
Costs and expenses:
Cost of revenue	—	1,094	410	(15)	1,489
Selling and marketing	—	3,256	1,614	(312)	4,558
Technology and content	—	847	353	—	1,200
General and administrative	—	375	222	—	597
Amortization of intangible assets	—	134	81	—	215
Impairment of goodwill	—	—	61	—	61
Legal reserves, occupancy tax and other	—	(75)	1	—	(74)
Intercompany (income) expense, net	—	654	(654)	—	—
Operating income	—	358	260	—	618
Other income (expense):
Equity in pre-tax earnings (loss) of consolidated subsidiaries	501	223	—	(724)	—
Other, net	(146)	(22)	(21)	—	(189)
Total other income (expense), net	355	201	(21)	(724)	(189)
Income before income taxes	355	559	239	(724)	429
Provision for income taxes	34	(54)	(36)	—	(56)
Net income	389	505	203	(724)	373
Net loss attributable to non-controlling interests	—	2	14	—	16
Net income attributable to Expedia Group, Inc.	$389	$507	$217	$(724)	$389
Comprehensive income attributable to Expedia Group, Inc.	$339	$435	$147	$(582)	$339

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$5,874	$2,202	$(335)	$7,741
Costs and expenses:
Cost of revenue	—	1,018	315	(13)	1,320
Selling and marketing	—	2,919	1,577	(322)	4,174
Technology and content	—	737	278	—	1,015
General and administrative	—	292	186	—	478
Amortization of intangible assets	—	137	67	—	204
Legal reserves, occupancy tax and other	—	23	—	—	23
Restructuring and related reorganization charges	—	5	11	—	16
Intercompany (income) expense, net	—	591	(591)	—	—
Operating income	—	152	359	—	511
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	403	331	—	(734)	—
Other, net	(128)	(77)	35	—	(170)
Total other income (expense), net	275	254	35	(734)	(170)
Income before income taxes	275	406	394	(734)	341
Provision for income taxes	48	9	(79)	—	(22)
Net income	323	415	315	(734)	319
Net loss attributable to non-controlling interests	—	—	4	—	4
Net income attributable to Expedia Group, Inc.	$323	$415	$319	$(734)	$323
Comprehensive income attributable to Expedia Group, Inc.	$480	$624	$551	$(1,175)	$480

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Total current assets	$392	$5,990	$2,411	$(2,621)	$6,172
Investment in subsidiaries	10,595	3,378	—	(13,973)	—
Intangible assets, net	—	1,620	481	—	2,101
Goodwill	—	6,390	1,767	—	8,157
Other assets, net	—	1,757	801	153	2,711
TOTAL ASSETS	$10,987	$19,135	$5,460	$(16,441)	$19,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,333	$8,197	$1,854	$(2,621)	$8,763
Long-term debt, excluding current maturities	3,727	—	—	—	3,727
Other long-term liabilities	—	273	279	153	705
Redeemable non-controlling interests	—	8	11	—	19
Stockholders’ equity	5,927	10,657	3,316	(13,973)	5,927
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,987	$19,135	$5,460	$(16,441)	$19,141
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Total current assets	$359	$3,493	$2,263	$(575)	$5,540
Investment in subsidiaries	10,265	4,249	—	(14,514)	—
Intangible assets, net	—	1,736	573	—	2,309
Goodwill	—	6,366	1,863	—	8,229
Other assets, net	5	1,677	775	(19)	2,438
TOTAL ASSETS	$10,629	$17,521	$5,474	$(15,108)	$18,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$751	$6,798	$905	$(575)	$7,879
Long-term debt, excluding current maturities	3,749	—	—	—	3,749
Other long-term liabilities	—	494	262	(19)	737
Redeemable non-controlling interests	—	9	13	—	22
Stockholders’ equity	6,129	10,220	4,294	(14,514)	6,129
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,629	$17,521	$5,474	$(15,108)	$18,516

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$1,509	$611	$2,120
Investing activities:
Capital expenditures, including internal-use software and website development	—	(533)	(101)	(634)
Purchases of investments	—	(1,714)	—	(1,714)
Sales and maturities of investments	—	1,618	74	1,692
Acquisitions, net of cash and restricted cash acquired	—	(40)	—	(40)
Transfers (to) from related parties	—	(60)	60	—
Other, net	—	39	2	41
Net cash provided by (used in) investing activities	—	(690)	35	(655)
Financing activities:
Payment of long-term debt	(500)	—	—	(500)
Purchases of treasury stock	(620)	—	—	(620)
Payment of dividends to stockholders	(138)	—	—	(138)
Proceeds from exercise of equity awards and employee stock purchase plan	138	—	—	138
Transfers (to) from related parties	1,092	(666)	(426)	—
Other, net	28	1	(63)	(34)
Net cash used in financing activities	—	(665)	(489)	(1,154)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	(55)	(64)	(119)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	—	99	93	192
Cash, cash equivalents and restricted cash and cash equivalents at beginning of the period	—	1,321	1,596	2,917
Cash, cash equivalents and restricted cash and cash equivalents at end of the period	$—	$1,420	$1,689	$3,109

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$1,316	$630	$1,946
Investing activities:
Capital expenditures, including internal-use software and website development	—	(379)	(147)	(526)
Purchases of investments	—	(1,157)	(556)	(1,713)
Sales and maturities of investments	—	758	163	921
Acquisitions, net of cash and restricted cash acquired	—	(168)	(1)	(169)
Transfers (to) from related parties	—	(5)	5	—
Other, net	—	2	6	8
Net cash used in investing activities	—	(949)	(530)	(1,479)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	992	—	—	992
Purchases of treasury stock	(154)	—	—	(154)
Payment of dividends to stockholders	(130)	—	—	(130)
Proceeds from exercise of equity awards and employee stock purchase plan	180	—	—	180
Transfers (to) from related parties	(883)	763	120	—
Other, net	(5)	(13)	(9)	(27)
Net cash provided by financing activities	—	750	111	861
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	39	103	142
Net increase in cash, cash equivalents and restricted cash and cash equivalents	—	1,156	314	1,470
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	442	1,376	1,818
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$1,598	$1,690	$3,288

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
Our portfolio of brands includes Brand Expedia®, Hotels.com®, Expedia® Partner Solutions, Egencia®, trivago®, HomeAway®, VRBO®, Orbitz®, Travelocity®, Wotif®, lastminute.com.au®, ebookers®, CheapTickets®, Hotwire®, Classic Vacations®, Expedia Group™ Media Solutions, CarRentals.com™, Expedia Local Expert®, Expedia® CruiseShipCenters®, SilverRail™, ALICE® and Traveldoo®. In addition, many of these brands have related international points of sale. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Lodging
Lodging includes hotel accommodations as well as alternative accommodations primarily made available through HomeAway. As a percentage of our total worldwide revenue in the first nine months of 2018, lodging accounted for 69%. Our room night growth has been healthy, with room nights growing 32% in 2016 (excluding eLong), 16% in 2017, and 13% for the first nine months of 2018. ADRs for rooms booked on Expedia Group and HomeAway websites increased 5% in 2016 (excluding eLong) due to the acquisition of HomeAway, 3% in 2017, and 6% in the first nine months of 2018.
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
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry generally increased on a currency-neutral basis in a gradually improving overall travel environment. Current occupancy rates for hotels in the United States remain high; however, U.S. hotel supply growth has been accelerating, which may put additional pressure on ADRs. In international markets, hotel supply is being added at a faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions such as Asia and certain Latin American markets. Companies like Airbnb, HomeAway and Booking.com also added incremental global supply in the alternative accommodations space. In addition, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi. We succeeded in adding supply to our marketplace with more than 895,000 properties on our global websites as of September 30, 2018, including more than 300,000 integrated HomeAway vacation rental listings now available on select Brand Expedia, Orbitz, Travelocity, CheapTickets and ebookers websites.
Alternative Accommodations. With our acquisition of HomeAway and all of its brands in December 2015, we expanded into the fast growing $120 billion alternative accommodations market. HomeAway is a leader in this market and represents an attractive growth opportunity for Expedia Group. HomeAway has been undergoing a transition from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. In addition, HomeAway rolled out a traveler service fee in the United States and Europe during the first half of 2016, consistent with historical market practice. The fee has contributed to HomeAway’s revenue growth and help fund marketing investment, programs to better protect travelers and future growth initiatives. Furthermore, HomeAway moved to a single subscription option globally in July 2016. In the first quarter of 2017, HomeAway began integrating Expedia Group vacation rental properties onto its websites. As of September 30, 2018, there are nearly 1.8 million online bookable listings available on HomeAway.
Air
Significant airline sector consolidation in the United States generally resulted in lower overall capacity and higher fares, which combined with the significant declines in fuel prices led to record levels of profitability for the U.S. air carriers, further strengthening their position. However, in 2016 and 2017, there was evidence of discounting by the U.S. carriers while currency headwinds and weaker macroeconomic trends put pressure on international results, which appear to be reversing during the first nine months of 2018. Ticket prices on Expedia Group websites declined 6% in 2016 (excluding eLong), declined 1% in 2017, and increased 3% in the first nine months of 2018. Based on airline reports, demand for airline tickets seems to be strong, helping increase air revenues globally. There is significant correlation between airline revenues and fuel prices, and fluctuations in fuel prices generally take time to be reflected in air revenues. Given current volatility, it is uncertain whether the recent increases in fuel prices will drive further increases in airfares, particularly when considering planned supply increases through capacity additions. We can encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew, and continue to add airlines to ensure local coverage in new markets.
Air ticket volumes increased 32% in 2016 (excluding eLong), primarily due to the acquisition of Orbitz, 4% in 2017, and 4% in the first nine months of 2018. As a percentage of our total worldwide revenue in the first nine months of 2018, air accounted for 8%.
Advertising & Media
Our advertising and media business is driven by revenue generated by trivago, a leading hotel metasearch website, as well as Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first nine months of 2018, we generated $858 million of advertising and media revenue representing 10% of our total worldwide revenue, consistent with the first nine months of 2017.
Growth Strategy
Global Expansion. Our Brand Expedia, Hotels.com, Egencia, and Expedia Partner Solutions brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations in Europe and Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.com.nz and travel.com.au are focused principally on the Australia and New Zealand markets. Egencia, our corporate travel business, operates in over 60 countries around the world. The HomeAway portfolio has over 55 vacation rental websites all around the world. We own a majority share of trivago, a leading metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. In December 2016, trivago successfully completed its initial public offering and trades on the Nasdaq Global Select Market under the symbol "TRVG." In addition, we have commercial agreements in place with Ctrip and eLong in China, Traveloka in Southeast Asia, as well as Despegar in Latin America, among many others. In conjunction with the commercial arrangements with Traveloka and Despegar, we have also made strategic investments of over $600 million combined in Traveloka in 2017 and Despegar in 2015. In the first nine months of 2018, approximately 38% of our worldwide gross bookings and 45% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating more than two-thirds of our revenue through businesses and points of sale outside of the United States.

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
Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space for more than two decades. Each Expedia Group technology platform is operated by a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. We have made key investments in technology, including significant development of our technical platforms, that make it possible for us to deliver innovations at a faster pace. Improvements in our global platforms for Hotels.com and Brand Expedia continue to enable us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. Since 2014, we have acquired Travelocity, Wotif Group and Orbitz Worldwide, including Orbitz, CheapTickets and ebookers, and migrated their brands to the Brand Expedia technology platform. In addition, Orbitz for Business customers were migrated to the Egencia technology platform in 2016. In 2015, we acquired HomeAway, Inc., including all of its brands. We intend to continue leveraging these technology investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.
Channel Expansion. Technological innovations and developments continue to create new opportunities for travel bookings. In the past few years, each of our brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends, and many of our brands now see more traffic via mobile devices than via traditional PCs. Mobile bookings continue to present an opportunity for incremental growth as they are often completed within one or two days of the travel or stay, which is a much shorter booking window than we historically experienced via more traditional online booking methods. Additionally, our brands are implementing new technologies like voice-based search, chatbots and messaging apps as mobile-based options for travelers. In addition, we are seeing significant cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the first nine months of 2018, more than one in three Expedia Group transactions globally were booked on a mobile device.
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
Occupancy and Other Taxes
Legal Proceedings. We are currently involved in ten lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and ordinances at issue do not apply to the services we provide, namely the facilitation of hotel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.
Recent developments include:

•
City and County of San Francisco, California Litigation. On August 29, 2018, the California Supreme Court denied the City of San Francisco’s petition for review. On September 13, 2018, the City of San Francisco refunded all $78 million in “pay-to-play” amounts previously paid by Expedia Group companies (including Orbitz), along with $19 million in accumulated interest, thereby effectively ending the case.

•
Pine Bluff, Arkansas Litigation. On August 2, 2018, the Arkansas Supreme Court denied the online travel company defendants’ petition for writ of prohibition or certiorari seeking to bar the trial court from continuing to exercise jurisdiction over the case, or holding any further proceedings. On August 24, 2018, the plaintiffs filed a motion to dismiss the defendants’ appeal as premature. On October 4, 2018, the Arkansas Supreme Court deferred ruling on the plaintiffs’ motion to dismiss the defendants’ appeal, combining it with defendants’ appeal on the merits. The motion and appeal remain pending.

•
Arizona Cities Litigation. On September 6, 2018, the Arizona Court of Appeals affirmed in part and reversed in part the Arizona Tax Court’s decision. The parties have filed petitions for writ of certiorari seeking leave to the Arizona Supreme Court, which remains pending.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $40 million as of September 30, 2018, and $43 million as of December 31, 2017.
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

Pay-to-Play
Certain jurisdictions may assert that we are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances. This prepayment of contested taxes is referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity. For additional information, including significant pay-to-play payments made by Expedia Group companies, as well as reimbursement of certain pay-to-play amounts received by Expedia Group companies, see Note 8 – Commitments and Contingencies - Legal Proceedings - Pay-to-Play in the notes to the consolidated financial statements.
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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Gross Bookings
Core OTA	$20,217	$18,456	10%	$62,399	$56,519	10%
trivago(1)	—	—	N/A	—	—	N/A
HomeAway(2)	2,496	2,013	24%	9,257	6,833	35%
Egencia	1,963	1,728	14%	6,114	5,293	16%
Total gross bookings	$24,676	$22,197	11%	$77,770	$68,645	13%

Revenue Margin
Core OTA	12.5%	12.5%		10.7%	10.7%
trivago(1)	N/A	N/A		N/A	N/A
HomeAway(2)	16.4%	15.1%		10.2%	10.4%
Egencia	7.1%	7.3%		7.3%	7.2%
Total revenue margin	13.3%	13.4%		11.1%	11.3%
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

The increase in worldwide gross bookings for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was primarily driven by growth at our Core OTA segment, including growth at Brand Expedia, Hotels.com, and Expedia Partner Solutions, as well as growth at HomeAway.
Results of Operations
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Core OTA	$2,527	$2,314	9%	$6,706	$6,022	11%
trivago (Third-party revenue)	200	221	(10)%	571	621	(8)%
HomeAway	410	305	35%	941	714	32%
Egencia	139	126	10%	446	384	16%
Total revenue	$3,276	$2,966	10%	$8,664	$7,741	12%
Revenue increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily driven by growth in the Core OTA segment, including growth at Brand Expedia, Hotels.com and Expedia Partner Solutions, as well as growth at HomeAway.

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$2,347	$2,102	12%	$5,951	$5,246	13%
Air	209	189	11%	674	608	11%
Advertising and media(1)	302	299	1%	858	858	—%
Other	418	376	11%	1,181	1,029	15%
Total revenue	$3,276	$2,966	10%	$8,664	$7,741	12%
____________________________

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 12% and 13% for the three and nine months ended September 30, 2018, compared to the same periods in 2017, driven by growth in HomeAway, Hotels.com, Expedia Partner Solutions and Brand Expedia. Room nights stayed increased 13% for both the three and nine months ended September 30, 2018, compared to the same periods in 2017, and revenue per room night declined 1% for the three months ended September 30, 2018 and was essentially flat for the nine months ended September 30, 2018, compared to the same periods in 2017.
Worldwide air revenue increased 11% for both the three and nine months ended September 30, 2018, compared to the same periods in 2017, on a 4% increase in air tickets sold for both periods as well as a 6% and 7% increase in revenue per ticket. Air revenue growth for the periods included an approximately 300 basis point and 350 basis point benefit due to an accounting change related to classification of certain fees, which were previously recorded as contra-revenue but now classified as cost of revenue with no net impact to operating income (loss).
Advertising and media revenue increased 1% for the three months ended September 30, 2018 and was essentially flat for the nine months ended September 30, 2018, compared to the same periods in 2017, due to continued growth at Expedia Group Media Solutions, mostly offset by a decline at trivago for both periods. All other revenue, which includes car rental, insurance, destination services and fee revenue related to our corporate travel business, increased by 11% and 15% for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to growth in travel insurance products and car rental revenue.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$1,688	$1,559	8%	$4,554	$4,111	11%
Agency	876	803	9%	2,311	2,058	12%
Advertising and media	302	299	1%	858	858	—%
HomeAway	410	305	35%	941	714	32%
Total revenue	$3,276	$2,966	10%	$8,664	$7,741	12%
Merchant revenue increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.
Agency revenue increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to the growth in agency hotel and air.
HomeAway revenue increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to growth in transactional revenue of approximately 50% and 60% driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing approximately 20% and 25%.

Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Customer operations	$223	$203	10%	$661	$579	14%
Credit card processing	136	129	6%	394	389	2%
Data center, cloud and other	145	127	15%	434	352	23%
Total cost of revenue	$504	$459	10%	$1,489	$1,320	13%
% of revenue	15.4%	15.5%		17.2%	17.0%
Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, fraud and chargebacks, and (3) other costs, primarily including data center and cloud costs to support our websites, supplier operations, destination supply and stock-based compensation.
During the three and nine months ended September 30, 2018, the increase in cost of revenue expense, compared to the same periods in 2017, was driven by $20 million and $82 million of higher customer operations expenses, including higher direct and headcount costs to support growth of the business, as well as $18 million and $82 million of higher data center, cloud and other costs. Cloud expense in cost of revenue during the three and nine months ended September 30, 2018 was $22 million and $67 million, compared to $17 million and $38 million for the same periods of 2017.
Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Direct costs	$1,228	$1,224	—%	$3,731	$3,485	7%
Indirect costs	273	237	15%	827	689	20%
Total selling and marketing	$1,501	$1,461	3%	$4,558	$4,174	9%
% of revenue	45.8%	49.3%		52.6%	53.9%
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
Selling and marketing expenses increased $40 million during the three months ended September 30, 2018, compared to the same period in 2017, primarily due to higher indirect costs of $36 million, which were primarily driven by growth in personnel in the lodging supply organization. In addition, direct costs increased $4 million, which were primarily a result of increases at Expedia Partner Solutions and Brand Expedia that were mostly offset by a decrease at trivago.
Selling and marketing expenses increased $384 million during the nine months ended September 30, 2018, compared to the same period in 2017, driven by increase of $246 million of direct costs, including online and offline marketing expenses. Expedia Partner Solutions, Hotels.com and HomeAway accounted for the majority of the total direct cost increases. In addition, higher indirect costs of $138 million also contributed to the increases and were driven by growth in personnel in the lodging supply organization.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$194	$165	18%	$590	$487	21%
Depreciation and amortization of technology assets	127	113	12%	370	325	14%
Other	83	72	16%	240	203	18%
Total technology and content	$404	$350	15%	$1,200	$1,015	18%
% of revenue	12.3%	11.8%		13.8%	13.1%
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
Technology and content expense increased $54 million and $185 million during the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to increased personnel and overhead of $29 million and $103 million from our investments in our ecommerce platform and products. In addition, for the nine months ended September 30, 2018, growth at HomeAway and inorganic impacts of acquisitions also contributed to the increase. Depreciation and amortization of technology assets also increased $14 million and $45 million. Cloud expense in technology and content during the three and nine months ended September 30, 2018 was $11 million and $36 million, compared to $11 million and $27 million in the same periods of 2017.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$128	$115	11%	$383	$326	18%
Professional fees and other	74	26	182%	214	152	40%
Total general and administrative	$202	$141	43%	$597	$478	25%
% of revenue	6.1%	4.8%		6.9%	6.2%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.
General and administrative expense increased $61 million and $119 million during the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to the prior year reversal of approximately $41 million of previously recognized stock-based compensation expense relate to the departure of our former CEO in September 2017 as well as higher personnel and overhead costs of $13 million and $57 million, resulting from increased headcount at corporate.

Amortization of Intangible Assets

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$71	$71	1%	$215	$204	5%
Amortization of intangible assets during the three months ended September 30, 2018 was consistent compared to the prior year period. Amortization of intangible assets increased $11 million during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to amortization related to new business acquisitions.

Impairment of Goodwill

During nine months ended September 30, 2018, we recognized a goodwill impairment charge of $61 million related to a reporting unit within our Core OTA segment. See Note 3 – Fair Value Measurements for further information.
Legal Reserves, Occupancy Tax and Other

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$(78)	$(1)	N/A	$(74)	$23	N/A
% of revenue	(2.4)%	(0.1)%		(0.8)%	0.3%
Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
During the three and nine months ended September 30, 2018, we received a refund of prepaid pay-to-play payments of $78 million from the City of San Francisco and recorded a related gain in legal reserves, occupancy tax and other.
The amounts in the three and nine months ended September 30, 2017 related to changes in our reserve related to hotel occupancy and other taxes.
Restructuring and Related Reorganization Charges

In connection with activities to centralize and optimize certain operations as well as migrate technology platforms in the prior years, primarily related to previously disclosed acquisitions, we recognized $4 million and $16 million in restructuring and related reorganization charges during the three and nine months ended September 30, 2017.
Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Operating income	$672	$481	39%	$618	$511	21%
% of revenue	20.5%	16.2%		7.1%	6.6%
Operating income increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to a growth in revenue in excess of operating costs as well as the $78 million gain recognized related to the San Francisco pay-to-play refund in the current period.
Adjusted EBITDA by Segment

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Core OTA	$837	$734	14%	$1,721	$1,523	13%
trivago	31	(8)	N/A	(17)	14	N/A
HomeAway	209	126	66%	266	171	55%
Egencia	19	20	(8)%	76	76	—%
Unallocated overhead costs (Corporate)	(184)	(163)	13%	(547)	(474)	15%
Total Adjusted EBITDA (1)	$912	$709	29%	$1,499	$1,310	14%

 ____________________________

(1)	Adjusted EBITDA is a non-GAAP measure. See "Definition and Reconciliation of Adjusted EBITDA" below for more information.
Adjusted EBITDA is our primary segment operating metric. See Note 9 – Segment Information in the notes to the consolidated financial statements for additional information on intersegment transactions, unallocated overhead costs and for a reconciliation of Adjusted EBITDA by segment to net income (loss) attributable to Expedia Group, Inc. for the periods presented above.
Core OTA Adjusted EBITDA increased $103 million and $198 million during the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to an increase of $213 million and $684 million in revenue, partially offset by higher operating expenses, including an increase in direct sales and marketing expense mostly at Expedia Partner Solutions, Hotels.com and Brand Expedia as well as growth in personnel in the lodging supply organization.
During the three months ended September 30, 2018, trivago had Adjusted EBITDA of $31 million compared to an Adjusted EBITDA loss of $8 million for the same period in 2017. During the nine months ended September 30, 2018, trivago had an Adjusted EBITDA loss of $17 million compared to Adjusted EBITDA of $14 million for the same period in 2017. During the third quarter of 2017, trivago experienced a deterioration in earnings driven by changes in its marketplace, which led to a deceleration in revenue growth that occurred more quickly than planned television advertising spend could be reduced to an efficient level. Beginning in the second quarter of 2018, trivago has focused on improved profitability and made significant reductions in its advertising spend as a result of this increased focus on reducing operating expenditures.
HomeAway Adjusted EBITDA increased $83 million and $95 million during the three and nine months ended September 30, 2018, compared to the same periods in 2017, due to an increase of $105 million and $227 million in revenue, partially offset by higher operating expenses from planned investments in performance-based marketing as well as a continuation in investing in both consumer and supplier facing products, and HomeAway's migration to the cloud.
Egencia Adjusted EBITDA decreased $1 million for the three months ended September 30, 2018 and was essentially flat for the nine months ended September 30, 2018, compared to the same periods in 2017, as growth in revenue from new corporate clients and room nights was mostly offset by headcount costs from investments in sales, product and technology.
Unallocated overhead costs increased $21 million and $73 million during the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to higher general and administrative personnel and overhead costs as well as higher technology and content expenses to support investments in our ecommerce platform.
Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Interest income	$34	$9	269%	$61	$25	147%
Interest expense	(47)	(44)	6%	(149)	(130)	14%

Interest income increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to interest income recognized on the San Francisco pay-to-play refund mentioned above of $19 million as well as higher average cash balances and to a lesser extent higher rates of return in the current year periods.
Interest expense increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, as a result of interest on the $1 billion senior unsecured notes issued in September 2017, partially offset by the August 2018 maturity of our $500 million senior unsecured notes.

Other, Net
Other, net is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	($ in millions)
Foreign exchange rate gains (losses), net	$(6)	$(21)	$1	$(47)
Losses on minority equity investments, net	(39)	(9)	(100)	(14)
Other	(2)	(1)	(2)	(4)
Total other, net	$(47)	$(31)	$(101)	$(65)
During the three and nine months ended September 30, 2018, the losses on minority equity investments, net primarily related to fair value changes in our investment in Despegar, a publicly traded company. As described in Note 2 – Summary of Significant Accounting Policies – Recently Adopted Accounting Policies, we adopted new accounting guidance on January 1, 2018, which requires minority investments with readily determinable fair values to be carried at fair value with changes recorded through net income.
Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$81	$66	23%	$56	$22	151%
Effective tax rate	13.3%	15.9%		13.1%	6.6%
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
For the three months ended September 30, 2018, the effective tax rate was a 13.3% expense on pre-tax income, compared to 15.9% expense on pre-tax income for the three months ended September 30, 2017 with the change primarily driven by the Tax Cuts and Jobs Act ("Tax Act"), a decrease in excess tax benefits for stock compensation as well as other discrete tax items.
For the nine months ended September 30, 2018, the effective tax rate was a 13.1% expense on a pre-tax income, compared to a 6.6% expense on pre-tax income for the nine months ended September 30, 2017 with the change primarily driven by the Tax Act, the 2018 goodwill impairments as discussed in Note 3 – Fair Value Measurements in the notes to the consolidated financial statements, a decrease in excess tax benefits for stock compensation as well as other discrete tax items.
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
The reconciliation of net income attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Net income attributable to Expedia Group, Inc.	$525	$352	$389	$323
Net (income) loss attributable to non-controlling interests	6	(3)	(16)	(4)
Provision for income taxes	81	66	56	22
Total other expense, net	60	66	189	170
Operating income	672	481	618	511
Gain (loss) on revenue hedges related to revenue recognized	22	(9)	18	3
Restructuring and related reorganization charges	—	4	—	16
Legal reserves, occupancy tax and other	(78)	(1)	(74)	23
Stock-based compensation	54	7	154	104
Amortization of intangible assets	71	71	215	204
Impairment of goodwill	—	—	61	—
Depreciation	171	156	507	449
Adjusted EBITDA	$912	$709	$1,499	$1,310

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $3.4 billion and $3.3 billion at September 30, 2018 and December 31, 2017, and our $2 billion revolving credit facility, which is essentially untapped and expires in May 2023.
The revolving credit facility, which was amended in the second quarter of 2018 to increase the borrowing capacity to $2 billion, extend the expiration to May 2023, and reduce the interest rate on loans under the facility (as disclosed herein), bears interest based on the Company’s credit ratings with the applicable interest rate on drawn amounts at LIBOR plus 125 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of September 30, 2018.
As of September 30, 2018, the total cash and cash equivalents and short-term investments held outside the United States was $1.4 billion ($1.3 billion in wholly-owned foreign subsidiaries and $180 million in majority-owned subsidiaries).
Our credit ratings are periodically reviewed by rating agencies. As of September 30, 2018, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.
As of September 30, 2018, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%, Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5%, $750 million of registered senior unsecured notes due in February 2026 that bear interest at 5.0% and the $1 billion of registered senior unsecured notes due in February 2028 that bear interest at 3.8%. In August 2018, our $500 million in registered senior unsecured notes that bore interest at 7.456% matured and the balance was repaid.
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
As of September 30, 2018, we had a deficit in our working capital of $2.6 billion, which increased compared to the deficit of $2.3 billion as of December 31, 2017. The change in the deficit was primarily due to investing and financing activities, including capital expenditures, purchase of treasury stock and payment of long-term debt, partially offset by operating cash flows.
We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, we began our expansion into the cloud computing environment. While our cloud computing expenses have increased and are expected to continue to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to our data centers over time. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Excluding capital expenditures associated with the build out of our new corporate headquarters, we expect total capital expenditures for full year 2018 to increase over 2017 spending levels. For the new headquarters, we expect to spend approximately $900 million, with final estimates contingent on completion of design plans and final determination of completed office space required in the initial build out as well as impacts from any additional tariffs. Of the total, approximately $30 million was spent in 2016 and approximately $70 million in 2017. During 2018 and 2019, we expect to spend $230 to $250 million (having incurred approximately $120 million year-to-date) and $425 to $475 million, respectively, with the remaining costs to be incurred in 2020.
Our cash flows are as follows:

	Nine months ended September 30,
	2018	2017	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$2,120	$1,946	$174
Investing activities	(655)	(1,479)	824
Financing activities	(1,154)	861	(2,015)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(119)	142	(261)
For the nine months ended September 30, 2018, net cash provided by operating activities increased by $174 million primarily due to higher operating income after adjusting for impacts of depreciation and amortization and a refund of "pay-to-play" hotel occupancy tax amounts, partially offset by a decrease in benefits from working capital changes, including higher cash paid for taxes.
For the nine months ended September 30, 2018, $824 million less cash was used in investing activities primarily due to higher net purchases of investments of $770 million and higher cash paid for acquisitions in the prior period, partially offset by higher current year capital expenditures primarily related to our new corporate headquarters.
For the nine months ended September 30, 2018, cash used in financing activities primarily included cash paid to acquire shares of $620 million, including the repurchased shares under the authorizations discussed below, the $500 million long-term debt repayment, and $138 million in cash dividend payments, partially offset by $138 million of proceeds from the exercise of options and employee stock purchase plans. For the nine months ended September 30, 2017, cash provided by financing activities primarily included $992 million of net proceeds for the issuance of 3.8% Notes in September 2017 as well as $180 million of proceeds from the exercise of options and employee stock purchase plans, partially offset by cash paid to acquire shares of $154 million and $130 million in cash dividend payments.
In February 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. In April 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to an additional 15 million shares of our common stock. During the nine months ended September 30, 2018 and 2017, we repurchased, through open market transactions, 5.2 million and 1.0 million shares under these authorizations for a total cost of $602 million and $139 million, excluding transaction costs. As of September 30, 2018, there were approximately 14.7 million shares remaining under the 2018 authorization. There is no fixed termination date for the repurchases. Subsequent to the end of the third quarter of 2018, we repurchased an additional 0.3 million shares for a total cost of $33 million, excluding transaction costs, representing an average purchase price of $129.35 per share.

During the first nine months of 2018 and 2017, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Nine Months Ended September 30, 2018
February 7, 2018	$0.30	March 8, 2018	$46	March 28, 2018
April 24, 2018	0.30	May 24, 2018	45	June 14, 2018
July 23, 2018	0.32	August 23, 2018	47	September 13, 2018
Nine Months Ended September 30, 2017
February 7, 2017	0.28	March 9, 2017	42	March 30, 2017
April 26, 2017	0.28	May 25, 2017	43	June 15, 2017
July 26, 2017	0.30	August 24, 2017	45	September 14, 2017
In addition, in October 2018, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.32 per share of outstanding common stock payable on December 6, 2018 to stockholders of record as of the close of business on November 15, 2018. Future declarations of dividends are subject to final determination by our Board of Directors.
The effect of foreign exchange on our cash and restricted cash balances denominated in foreign currency for the nine months ended September 30, 2018, compared to the same period in 2017, showed a net change of $(261) million reflecting net depreciations in foreign currencies for the current year period compared to net appreciations in foreign currencies in the prior year period.
In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2017. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of September 30, 2018 or December 31, 2017.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There has been no material changes in our market risk during the three months ended September 30, 2018. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
Actions Filed by Individual States, Cities and Counties
City and County of San Francisco, California Litigation. On August 29, 2018, the California Supreme Court denied the City of San Francisco’s petition for review. On September 13, 2018, the City of San Francisco refunded all $78 million in pay-to-play amounts previously paid by the Expedia Group companies (including Orbitz), along with $19 million in accumulated interest, thereby effectively ending the case.
Pine Bluff, Arkansas Litigation. On August 2, 2018, the Arkansas Supreme Court denied defendants’ petition for writ of prohibition or certiorari seeking to bar the trial court from continuing to exercise jurisdiction over the case, or holding any further proceedings. On August 24, 2018, the plaintiffs filed a motion to dismiss the defendants’ appeal as premature. On October 4, 2018, the Arkansas Supreme Court deferred ruling on the plaintiffs’ motion, combining it with defendants’ appeal on the merits. The motion and appeal remain pending.
Town of Breckenridge, Colorado Litigation. On August 20, 2018, the Colorado Supreme Court granted plaintiff’s petition for writ of certiorari seeking leave to appeal as to local accommodations tax issues but denied the petition as to class certification and state sales tax issues. Breckenridge’s appeal remains pending.
State of Mississippi Litigation. On August 30, 2018, the defendant online travel companies filed a motion to dismiss the State’s case for failure to prosecute. The State has opposed that motion. On September 7, 2018, the State filed a motion for partial summary judgment. Defendants will be opposing that motion and filing their own cross motion for partial summary judgment. The court has scheduled argument on these motions for November 19, 2018.
Arizona Cities Litigation. On September 6, 2018, the Arizona Court of Appeals affirmed in part and reversed in part the Arizona Tax Court’s decision. On October 5 and 22, 2018, respectively, the defendant online travel companies and the plaintiffs filed petitions for writ of certiorari seeking leave to appeal to the Arizona Supreme Court. Those petitions remain pending.
Village of Matteson, Illinois Litigation. The parties reached a settlement and, on August 1, 2018, the court dismissed the case.
Palm Beach, Florida HomeAway Litigation. On October 12, 2018, the defendants filed a renewed motion for summary judgment. The County is scheduled to file a cross motion for summary judgment on October 31, 2018. The court has scheduled argument on the parties’ cross motions for November 27, 2018.
Clackamas County, Oregon HomeAway Litigation. On August 3, 2018, the court adopted the magistrate’s findings and recommendations and dismissed all claims against the defendants. The county did not appeal and the case has ended.

Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Buckeye Tree Lodge/2020 O Street Corporation Lawsuits. On August 17, 2018, plaintiffs filed a renewed motion for class certification; that motion remains pending.
Cases against HomeAway.com, Inc. On August 16, 2018, the district court entered final judgment dismissing the Arnold case. On August 27, 2018, the district court adopted the Magistrate’s report and recommendation, thereby granting HomeAway’s motion to compel arbitration and dismissing the May case.
Other Legal Proceedings
Santa Monica, California Litigation.  The United States Ninth Circuit Court of Appeals heard argument on HomeAway’s appeals from the district court’s denial of its motion for a preliminary injunction and dismissal of its claims on October 12, 2018. The parties await a ruling.
Ryanair Lawsuit (United States). On August 6, 2018, the court denied Expedia, Inc.’s motions to dismiss. On September 25, 2018, the court certified its decisions for interlocutory appeal to the Ninth Circuit. Expedia, Inc. filed a motion for interlocutory review with the Ninth Circuit on October 5, 2018 which Ryanair has opposed. That motion remains pending.

IBM Lawsuit. On August 27, 2018, the defendants filed motions to dismiss. Those motions remain pending.
New York City Litigation.  On August 24, 2018, HomeAway filed a lawsuit against the City of New York requesting a declaration that the City’s ordinance governing hosting platforms violates the Stored Communications Act, the First and Fourth Amendments of the U.S. Constitution, and Article 1, Section 12 of the New York Constitution. HomeAway.com, Inc. v. City of New York, Case No. 18-cv-7742 (U.S. District Court, Southern District of New York). On September 4, 2018, HomeAway filed a motion for a preliminary injunction to enjoin enforcement of the law on the same grounds. The court heard argument on October 5, 2018. The parties await a ruling.

Competition and Consumer Protection Matters
For a discussion of certain competition and consumer protection matters see Note 8 – Commitments and Contingencies - Legal Proceedings - Competition and Consumer Protection Matters in the notes to consolidated financial statements.

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
During 2015, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 10 million shares of our common stock. In April 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to an additional 15 million shares of our common stock. A summary of the repurchase activity for the third quarter of 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
July 1-31, 2018	333	$124.95	333	15,909
August 1-31, 2018	394	131.39	394	15,515
September 1-30, 2018	767	128.93	767	14,748
Total	1,494		1,494
Preemptive Rights Share Purchases
Pursuant to the Amended and Restated Governance Agreement, dated as of December 20, 2011 (the “Original Governance Agreement”), among the Company, Qurate Retail, Inc. (f/k/a Liberty Interactive Corporation (“Liberty Interactive”)) and Barry Diller as assigned to and assumed by Liberty Expedia Holdings, Inc. (“Liberty”) pursuant to the Assignment and Assumption of Governance Agreement, dated as of November 4, 2016, by and among Liberty, LEXE Marginco, LLC, LEXEB, LLC, Liberty Interactive, Barry Diller and the Company (the “Assignment” and, together with the Original Governance Agreement, the “Governance Agreement”), Liberty in certain circumstances has preemptive rights in connection with certain issuances by the Company of common stock that entitle it to purchase a number of common shares of the Company so that Liberty will maintain the identical ownership interest in the Company (subject to certain adjustments) that Liberty had immediately prior to such issuance (but not in excess of 20.01%). The foregoing is an abbreviated summary of such preemptive rights and is qualified in its entirety by the terms of the Governance Agreement. On August 21, 2018, Liberty delivered a notice to the Company exercising its preemptive rights under the Governance Agreement with respect to issuances by the Company of its common stock made from October 10, 2017 to July 27, 2018. On September 14, 2018, pursuant to and in accordance with the Governance Agreement, the Company issued 269,646 shares of its common stock to Liberty at a price per share of $113.32, receiving from Liberty an aggregate of approximately $31 million. The sale and issuance of the shares to Liberty were required by the terms of the Governance Agreement and exempt from registration under Section 4(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(2) of the Securities Act and other applicable requirements were met. Neither the Company nor anyone acting on the Company’s behalf offered or sold these shares by any form of general solicitation or general advertising.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date
10.1
Fifth Amendment, dated as of September 10, 2018, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

October 25, 2018	Expedia Group, Inc.

	By:	/s/ Alan Pickerill
Alan Pickerill
Chief Financial Officer