Form 10-K
period 2018-12-31
Expedia Group, Inc.
filed 2019-02-08
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
(425) 679-7200
_______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, $0.0001 par value	The Nasdaq Global Select Market
Expedia Group, Inc. 2.500% Senior Notes due 2022	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2018, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $14,376,116,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at January 25, 2019 were approximately,
Common stock, $0.0001 par value per share	134,390,305 shares
Class B common stock, $0.0001 par value per share	12,799,999 shares
Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Portions of the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (Proxy Statement)	Part III

Expedia Group, Inc.
Form 10-K
For the Year Ended December 31, 2018

Expedia Group, Inc.
Form 10-K
For the Year Ended December 31, 2018
Part I. Item 1. Business
We refer to Expedia Group, Inc. and its subsidiaries (formerly "Expedia, Inc.") collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.
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
Management Overview
General Description of our Business
Expedia Group, Inc. is an online travel company, empowering business and leisure travelers through technology with the tools and information they need to efficiently research, plan, book and experience travel. We seek to grow our business through a dynamic portfolio of travel brands, including our majority-owned subsidiaries that feature the world’s broadest supply portfolio — with more than one million properties, including more than 370,000 of HomeAway's over 1.8 million online bookable vacation rental listings, in 200 countries and territories, over 500 airlines, packages, rental cars, cruises, insurance, as well as destination services and activities. Travel suppliers distribute and market products via our desktop and mobile offerings, as well as through alternative distribution channels, our private label business and our call centers in order to reach our extensive, global audience. In addition, our advertising and media businesses help other businesses, primarily travel providers, reach a large audience of travelers around the globe.
Our portfolio of brands includes:

•	Expedia.com®, a leading full service online travel company with localized websites in over 30 countries;

•	Hotels.com®, a leading global lodging expert operating 90 localized websites in 41 languages with its award winning Hotels.com® Rewards loyalty program;

•
Expedia® Partner Solutions, a global business-to-business ("B2B") brand that powers the hotel business of hundreds of leading airlines, travel agencies, loyalty and corporate travel companies plus several top consumer brands through its API and template solutions;

•	trivago®, a leading online hotel metasearch platform with websites in 55 countries worldwide;

•	HomeAway®, a global online marketplace for the alternative accommodations industry, which also includes the VRBO brand, among others;

•	Egencia®, a leading corporate travel management company;

•	Orbitz® and CheapTickets®, leading U.S. travel websites, as well as ebookers®, a full-service travel brand with websites in seven European countries;

•	Travelocity®, a leading online travel brand in the United States and Canada;

•	Hotwire®, a leading online travel website offering spontaneous travel through Hot Rate® deals;

•	Wotif Group, a leading portfolio of travel brands including Wotif.com®, Wotif.co.nz, lastminute.com.au®, lastminute.co.nz and travel.com.au®;

•
Expedia® Group Media Solutions, the advertising sales division of Expedia Group that builds creative media partnerships and enables brand advertisers to target a highly-qualified audience of travel consumers;

•	CarRentals.com™, a premier online car rental booking company with localized websites in four countries;

•	Classic Vacations®, a top luxury travel specialist;

•	Expedia Local Expert®, a provider of online and in-market concierge services, activities, experiences and ground transportation in over 2,000 destinations worldwide;

•
Expedia® CruiseShipCenters®, a provider of exceptional value and expert advice for travelers booking cruises and vacations through its network of more than 270 retail travel agency franchises across North America; and

•	SilverRail Technologies, Inc., provider of a global rail retail and distribution platform connecting rail carriers and suppliers to both online and offline travel distributors.
Equity Ownership and Voting Control
As of December 31, 2018, there were 134,334,400 shares of Expedia Group common stock and 12,799,999 shares of Expedia Class B common stock outstanding. Expedia Group stockholders are entitled to one vote for each share of common stock and ten votes for each share of Class B common stock outstanding. As of December 31, 2018, Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”), through its wholly-owned subsidiaries, held approximately 8% of Expedia Group’s outstanding common stock and 100% of Expedia Group’s outstanding Class B common stock (or, assuming conversion of all shares of Class B common stock into shares of common stock, held 16% of Expedia Group’s outstanding common stock). Barry Diller, Chairman and Senior Executive of Expedia Group holds an irrevocable proxy granted by Liberty Expedia Holdings, pursuant to which Mr. Diller has the right to vote the Expedia Group securities held by Liberty Expedia Holdings and its subsidiaries (the “Diller Proxy”), which proxy has been assigned by Mr. Diller to Liberty Expedia Holdings until the earlier of May 4, 2019 or the occurrence of certain termination events. As of December 31, 2018, as a result of their agreements and respective holdings in Expedia Group, Mr. Diller and Liberty Expedia Holdings may be deemed to share voting power over securities representing approximately 55% of the combined voting power of the outstanding Expedia Group capital stock.
By virtue of the voting power of an irrevocable proxy granted to Mr. Diller by John C. Malone and Leslie Malone over their shares in Liberty Expedia Holdings and the governance arrangements at Liberty Expedia Holdings, during the period the assignment of the Diller Proxy and the proxy granted him by the Malones are in effect, Mr. Diller is effectively able to control the outcome of nearly all matters submitted to a vote or for the consent of Expedia Group’s stockholders (other than with respect to the election by the Expedia Group common stockholders of 25% of the members of Expedia Group’s Board of Directors and certain matters as to which a separate class vote of the holders of Expedia Group common stock or Expedia Group preferred stock is required under Delaware law). Upon the termination or expiration of the assignment of the Diller Proxy (unless the Diller Proxy itself has terminated), Mr. Diller will continue to be able to control the outcome of such matters. In addition, pursuant to the Amended and Restated Governance Agreement, dated as of December 20, 2011, as amended, among Expedia Group, Liberty Expedia Holdings and Mr. Diller, each of Mr. Diller and Liberty Expedia Holdings generally has the right to consent to certain significant corporate actions in the event that Expedia Group or any of its subsidiaries incurs any new obligations for borrowed money within the definition of “total debt” set forth in the Governance Agreement for as long as Expedia Group’s ratio of total debt to EBITDA, as defined therein, equals or exceeds eight to one.
On February 4, 2019, Expedia Group filed a Current Report on Form 8-K (the “Form 8-K”) reporting that Liberty Expedia Holdings and Mr. Diller filed an amended statement on Schedule 13D/A that included a description of discussions that had taken place between a member of Expedia Group management (as authorized by a special committee of disinterested directors formed by the Expedia Group Board of Directors) and a member of Liberty Expedia Holdings management (as authorized by a committee of the Board of Directors of Liberty Expedia Holdings composed of all of Liberty Expedia Holdings’ Series A common stock directors) regarding a potential business combination transaction in which the outstanding shares of Liberty Expedia Holdings’ Series A common stock and Series B common stock would be exchanged for newly issued shares of Expedia Group common stock. The Form 8-K also described expectations regarding (i) the exchange, in connection with the consummation of any such transaction with Liberty Expedia Holdings, of Expedia Group common stock beneficially owned by Mr. Diller and a charitable foundation formed by Mr. Diller for shares of Expedia Group Class B common stock currently owned by Liberty Expedia Holdings, as would be permitted under certain circumstances by the governance and shareholder agreements relating to Expedia Group currently in effect and (ii) the entry, in connection with the consummation of any such transaction, into certain amendments to the Governance Agreement currently in effect relating to Mr. Diller’s ability to exchange for or purchase in the future additional shares of Expedia Group Class B common stock, as well as other governance arrangements and transfer restrictions.
Market Opportunity & Business Strategy
Expedia Group is one of the world’s largest online travel companies, yet our gross bookings represent only about 6% of total worldwide travel spending. Phocuswright estimates global travel spending at approximately $1.7 trillion in 2018, with an increasing share booked through online channels each year. We have built, and continue to build, a broad and deep supply portfolio which today includes more than one million properties, including over 370,000 of HomeAway's over 1.8 million online bookable vacation rental listings, over 500 airlines and numerous car rental companies, cruise companies and other travel suppliers.
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
Portfolio of Brands
Expedia Group operates a strong brand portfolio with global reach, targeting a broad range of travelers, travel suppliers and advertisers. We know that consumers typically visit multiple travel websites prior to booking travel, and having a multi-brand strategy increases the likelihood that those consumers will visit one or more of our websites. We also market to consumers through a variety of channels, including internet search and metasearch and social media websites, and having multiple brands appear in search results also increases the likelihood of attracting visitors. In addition, our brands tailor their product offerings and websites to particular traveler demographics. For example, Hotwire finds deep discount deals for the budget-minded travel shopper while our Classic Vacations brand targets high-end, luxury travelers. Brand Expedia spans the widest swath of potential customers with multi-product travel options across a broad value spectrum, while our Hotels.com brand focuses specifically on a hotel only product offering.
Brand Expedia. A leading full-service online travel brand with localized websites in over 30 countries covering 18 languages offering a wide selection of travel products and services. Through an award-winning mobile app and Expedia-branded websites, travelers have access to the latest technology that delivers airline tickets, lodging, car rentals, cruises, insurance and other travel needs, such as airport transfers, tickets to attractions and tours, from hundreds of thousands of suppliers, on both a standalone and package basis. Across the more than 20 years that Expedia has been helping people travel with confidence and ease, the company has learned that travelers benefit when Expedia continually improves and optimizes its offering, to ensure that travelers the world over can book the trip they need, in the manner they choose, at any point and save. That commitment has propelled Expedia to a leadership position within travel, and ensures that Expedia can continue to help millions of travelers experience the world.
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
Expedia Partner Solutions. Expedia Partner Solutions is the purely partner-focused arm of Expedia Group. Expedia Partner Solutions partners with businesses across a wide range of verticals including loyalty programs, airlines, travel agents and online retailers who remarket Expedia Partner Solutions' accommodation rates and availabilities to their travelers. Partners can access its accommodations in the way that best suits their business, whether that is a fully customizable environment through Expedia Partner Solutions' API, Rapid; an ‘off-the-shelf,’ white-label or co-branded online template solution Hotels.com for partners; or a powerful agent tool, Expedia TAAP.
trivago. trivago is our majority-owned hotel metasearch company, based in Dusseldorf, Germany. The online platform gives travelers access to price comparisons from more than 400 booking websites for over 3.0 million hotels and other accommodations, including over 1.5 million units of alternative accommodations, in over 190 countries. Officially launched in 2005, trivago is a leading global brand in hotel search and can be accessed worldwide via 55 localized websites and apps in 33 languages. Subsequent to its initial public offering ("IPO") in December 2016, the company is listed on the Nasdaq Global Select Market and trades under the symbol "TRVG."
HomeAway. In December 2015, we acquired HomeAway, which operates an online marketplace for the alternative accommodations industry. The HomeAway portfolio includes the vacation rental websites HomeAway, which operates 55 localized websites around the world, and VRBO. In addition, HomeAway operates several regional brands around the world and offers software solutions to property managers.
Egencia. Our full-service travel management company offers travel products and services to businesses and their corporate travelers. Egencia maintains a global presence in more than 60 countries across North America, Europe and Asia Pacific. Egencia provides, among other things, a global technology platform coupled with local telephone assistance with expert travel consultants, relevant supply targeted at business travelers, and consolidated reporting for its clients. Egencia charges its corporate clients account management fees, as well as transactional fees for various contacts made as part of the travel process. In addition, Egencia provides on-site agents to some corporate clients to provide in-house, seamless support. Egencia also offers consulting and meeting management services as well as advertising opportunities. We believe the corporate travel sector represents a significant opportunity for Expedia through Egencia’s compelling technology solution for businesses seeking to improve employees’ travel experiences and optimize travel costs by moving the focus of the corporate travel program to online and mobile services versus the traditional call center approach.
Orbitz, CheapTickets, ebookers. In September 2015, we acquired Orbitz Worldwide, Inc., including all of its assets and portfolio brands, including Orbitz, CheapTickets and ebookers. The Orbitz Reward program allows travelers to earn rewards on flights, hotels and packages that can be instantly redeemed on tens of thousands of hotels worldwide. Budget travel site CheapTickets gives customers more ways to save on their next trip with last minute deals and discounts, while also offering travelers event tickets to top concerts, theater, sporting events and more. ebookers is a leading online travel agent in EMEA offering travelers an array of travel options across flights, accommodations, packages, car hire providers and destination activities. With ebookers, travelers have the flexibility to build their perfect trip by booking a combination of elements in the same place.
Travelocity. Travelocity is a pioneer in the online travel industry and celebrated its 20th anniversary in 2016. Travelocity and its famous Roaming Gnome encourage travelers in the United States and Canada to “Wander Wisely™”.
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
Wotif Group. Wotif Group is a leading Australian online travel company, comprised of the Wotif.com, lastminute.com.au and travel.com.au brands in Australia, and Wotif.co.nz and lastminute.co.nz in New Zealand. Wotif.com launched in 2000, and was listed on the Australian Securities Exchange in June 2006 as Wotif.com Holdings Limited, under the ASX code “WTF,” prior to being acquired by Expedia in 2014.
CarRentals.com. CarRentals.com is an online car rental marketing and retail firm offering a diverse selection of car rentals direct to consumers. CarRentals.com is able to provide our customers more choices across the globe and help our supply partners expand their marketing reach.
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
Expedia Local Expert. Our Expedia Local Expert network offers online and in-market concierge services, activities, experiences, attractions and ground transportation. With access to a rich portfolio of more than 35,000 tours and adventures, LX can be found on more than 70 Expedia Group websites, and operates more than 100 concierge and activity desks in major resort destinations.
Expedia CruiseShipCenters. Expedia CruiseShipCenters is North America’s leading cruise specialist, providing a full range of travel products through its network of independently owned retail travel franchises. With over 270 points of sale across North America and a team of over 6,000 professionally-trained vacation consultants, the franchise company has been recognized as a top seller with every major cruise line and is consistently ranked as a top-rated franchise organization year after year.
SilverRail Technologies, Inc. SilverRail technology is built for rail, uniting the ecosystem of rail carriers and travel distributors around the world’s most comprehensive rail search and booking platform. The product suite spans the full customer experience: journey planning, booking, payment, ticketing, scheduling, pricing and inventory management, reporting and administration. SilverRail's technology platform, SilverCore, is the world’s first unified platform for global rail distribution, connecting carriers and suppliers to both online and offline travel distributors.
Growth Strategy
Global Expansion. Our Brand Expedia, Hotels.com, Egencia, and Expedia Partner Solutions brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations in Europe and Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.co.nz and travel.com.au are focused principally on the Australia and New Zealand markets. The HomeAway portfolio has 55 vacation rental websites all around the world. We own a majority share of trivago, a leading metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. In December 2016, trivago successfully completed its initial public offering and trades on the Nasdaq Global Select Market under the symbol "TRVG." In addition, we have commercial agreements in place with Ctrip and eLong in China, Traveloka in Southeast Asia, as well as Despegar in Latin America, among many others. In conjunction with the commercial arrangements with Traveloka and Despegar, we have also made strategic investments in both companies. In 2018, approximately 38% of our worldwide gross bookings and 45% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating more than two-thirds of our revenue through businesses and points of sale outside of the United States.
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
Channel Expansion. Technological innovations and developments continue to create new opportunities for travel bookings. In the past few years, each of our brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends, and many of our brands now see more traffic via mobile devices than via traditional PCs. Mobile bookings continue to present an opportunity for incremental growth as they are often completed with a much shorter booking window than we historically experienced via more traditional online booking methods. Additionally, our brands are implementing new technologies like voice-based search, chatbots and messaging apps as mobile-based options for travelers. In addition, we are seeing significant cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During 2018, more than one in three Expedia Group transactions globally were booked on a mobile device.

Business Models
We make travel products and services available both on a stand-alone and package basis, primarily through the following business models: the merchant model, the agency model and the advertising model. In addition, our HomeAway business facilitates vacation rental bookings, earning per transaction commissions, traveler service fees or a combination, and provides subscription-based and other ancillary services to property owners and managers.
Under the merchant model, we facilitate the booking of hotel rooms, alternative accommodations, airline seats, car rentals and destination services from our travel suppliers and we are the merchant of record for such bookings. The majority of our merchant transactions relate to hotel bookings. Under the agency model, we facilitate travel bookings and act as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. We receive commissions or ticketing fees from the travel supplier and/or traveler.
We continue to see closer integration of the agency hotel product with our core merchant product through our Expedia Traveler Preference (ETP) program by offering, for participating hotels, customers the choice of whether to pay Expedia Group in advance under our merchant contract (Expedia Collect) or pay at the hotel at the time of the stay (Hotel Collect). Growth in our ETP contracts has generally resulted in reduced negotiated economics to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, and as we continue to expand the breadth and depth of our global hotel offering, we have made adjustments to our economics in various geographies including changes based on local market conditions. Based on these dynamics, we expect our revenue per room night to remain under pressure in the future.
Through various of our Expedia Group-branded and other multi-product websites, travelers can dynamically assemble multiple component travel packages for a specified period at a lower price as compared to booking each component separately. Packages assembled by travelers through the packaging model on these websites primarily include a merchant hotel component and an air or car component. Travelers typically select packages based on the total package price, without being provided component pricing, and we have started to introduce a "shopping cart" style feature that incorporates an overall package discount after a traveler selects multiple products. The use of the merchant travel components in packages enables us to make certain travel products available at prices lower than those charged on an individual component basis by travel suppliers without impacting their other pricing models. In addition, we also offer third-party pre-assembled package offerings, primarily through our international points of sale, further broadening our scope of products and services to travelers. We expect the package product to continue to be marketed primarily using the merchant model.
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
We developed proprietary technology to assist hotel suppliers in managing, pricing and marketing their supply. Our “direct connect” technology allows hotels to upload information about available products and services and rates directly from their central reservation systems and to automatically confirm hotel reservations made by our travelers. Proprietary marketing tools assist hotels in tailoring demand to their requirements and our revenue management product provides pricing insight based on Expedia Group data and analytics. Our suite of white label website offerings power hotel, package and meeting space booking on suppliers' own websites.
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
Our marketing channels primarily include online advertising, including search engine marketing and optimization as well as metasearch, social media websites, offline advertising, loyalty programs, mobile apps and direct and/or personalized traveler communications on our websites as well as through direct e-mail communication with our travelers. Our marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from our travel suppliers based on our supplier relationships. Our traveler loyalty programs include Hotels.com Rewards on Hotels.com global websites and Expedia®Rewards on over 30 Brand Expedia points of sale, as well as Orbitz Rewards on Orbitz.com. The cost of these loyalty programs is recorded as a reduction of revenue in our consolidated financial statements.
We also make use of affiliate marketing. The Brand Expedia, Hotels.com, Hotwire, Travelocity, Orbitz, CheapTickets, HomeAway, Wotif and lastminute.com.au branded websites receive bookings from consumers who have clicked-through to the respective websites through links posted on affiliate partner websites. Affiliate partners can also make travel products and services available on their own websites through a Brand Expedia, Hotels.com or HomeAway co-branded offering or a private label website. Our Expedia Partner Solutions business provides our affiliates with technology and access to a wide range of products and services. We manage agreements with thousands of third-party affiliate partners, including a number of leading travel companies, pursuant to which we pay a commission for bookings originated from their websites.
Operations and Technology
We operate several technology platforms that support our brands. The Brand Expedia technology platform supports our full-service and multi-product brands, including Brand Expedia, Orbitz, Travelocity, Wotif Group, CheapTickets, ebookers and Expedia Local Expert, as well as certain parts of the Hotwire brand. The Hotels.com technology platform supports our hotel-only offering, including Hotels.com and Expedia Partner Solutions. In addition, we operate Egencia, our corporate travel platform; HomeAway, our alternative accommodations platform; and trivago, the metasearch platform.
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

Competition
Our brands compete in rapidly evolving and intensely competitive markets. We believe international markets represent especially large opportunities for Expedia Group and those of our competitors that wish to expand their brands and businesses abroad to achieve global scale. We also believe that Expedia Group is one of only a few companies that are focused on building a truly global, travel marketplace.
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
We have considered, and will continue to consider, the appropriateness of filing for patents to protect inventions, as circumstances may warrant. However, patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by us. We also protect some inventions and methods by maintaining them as trade secrets, either because it provides superior and potentially longer-termed protection, or because the invention is not patentable but provides us with a competitive advantage.
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
We are also subject to consumer protection, privacy and consumer data, labor, economic and trade sanction programs, tax, and anti-trust and competition laws and regulations around the world that are not specific to the travel industry. For example, the European Union adopted a new regulation in May 2018 called the General Data Protection Regulation (“GDPR”). The GDPR requires companies, including ours, to meet enhanced requirements regarding the handling of personal data. Similar laws are currently under discussion in other jurisdictions. In addition, certain laws and regulations have not historically been applied in the context of online travel companies, so there can be uncertainty regarding how these requirements relate to our business.
Additional Information
Company Website and Public Filings. We maintain a corporate website at www.expediagroup.com. Except as explicitly noted, the information on our website, as well as the websites of our various brands and businesses, is not incorporated by reference in this Annual Report on Form 10-K, or in any other filings with, or in any information furnished or submitted to, the SEC. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC. In addition, the SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on the SEC's website referred to above in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.
Code of Ethics. We have adopted a Code of Business Conduct and Ethics for Directors and Senior Financial Officers (the “Code of Ethics”) that applies to our Chief Executive officer, Chief Financial Officer, Chief Accounting Officer and Controller, and is a “code of ethics” as defined by applicable rules of the SEC. The Code of Ethics is posted on our corporate website at www.expediagroup.com/Investors under the “Corporate Governance” tab. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer and Controller, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K filed with the SEC.
Employees
As of December 31, 2018, we employed approximately 24,500 full-time and part-time employees. We believe we have good relationships with our employees, including relationships with employees represented by works councils or other similar organizations.

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
Industry and Operational Risks
We operate in an increasingly competitive global environment.
The market for the services we offer is increasingly and intensely competitive. We compete with both established and emerging online and traditional providers of travel-related services, including:

•	Online and traditional travel agencies, wholesalers and tour operators;

•	Travel product suppliers, including hotels, airlines and car rental companies;

•	Search engines and large online portal websites;

•	Travel metasearch websites;

•	Corporate travel management service providers;

•	Mobile platform travel applications;

•	Social media websites;

•	eCommerce and group buying websites;

•	Alternative accommodation websites; and

•	Other participants in the travel industry.
Online and traditional travel agencies: We face increasing competition from other online travel agencies (“OTAs”) in many regions, such as Booking Holdings and its subsidiaries Booking.com and Agoda.com, as well as regional competitors such as Ctrip, which in some cases may have more favorable offerings for travelers or suppliers, including pricing and supply breadth. In addition, the global OTA segment continues to consolidate, with certain competitors merging or forming strategic partnerships. We also compete with traditional travel agencies (operating both offline and online), wholesalers and tour operators for both travelers and the acquisition and retention of supply.
Travel suppliers: Travel suppliers may offer products and services on more favorable terms to consumers who transact directly with them. Many of these competitors, such as hotels, airlines and rental car companies, have been steadily focusing on increasing online demand on their own websites and mobile applications in lieu of third-party distributors such as the various Expedia Group sites. For instance, several large hotel chains have combined to establish a single online hotel search platform with links directly to their own websites and mobile applications, some low-cost airlines, which are having increasing success in the marketplace, distribute their online supply exclusively through their own websites, and some airlines have attempted to apply or may apply surcharges for bookings made outside their own websites. In recent years, certain hotel chains have launched advertising campaigns expressly designed to drive consumer traffic directly to their websites. Suppliers who sell on their own websites, in some instances, offer advantages such as favorable rates, increased or exclusive product availability, complimentary Wi-Fi, and their own bonus miles or loyalty points, or in the case of airlines promote hotel supply at their websites, which could make their offerings more attractive to consumers than ours. Consolidation of travel suppliers may tend to exacerbate such negative effects on our businesses.
Search engines and large online portal websites: We also face increasing competition from search engines, including Google. To the extent that leading or dominant search engines that have a significant presence in our key market use their leading or dominant positions to disintermediate online travel agencies or travel content providers by offering comprehensive travel planning, shopping or booking capabilities, or increasingly refer those leads directly to suppliers or other favored partners, increase the cost of traffic directed to our websites, or offer the ability to transact on their own website, there could be a material adverse impact on our business and financial performance. In recent years search engines have increased their focus on acquiring or launching travel products that provide increasingly comprehensive travel planning content and direct booking capabilities, comparable to OTAs. For example, Google has continued to add features and functionality to its flight and hotel metasearch products (“Google Flights” and “Hotel Ads”), which are growing rapidly, and has also further integrated its “Book on Google” reservation functionality into the Hotel Ads product. In addition, these search engines continue to expand their voice and artificial intelligence capabilities. To the extent these actions have a negative effect on our search traffic or the cost of acquiring such traffic, our business and financial performance could be adversely affected.

In addition, our brands, or brands in which we hold a significant ownership position, including trivago, compete for advertising revenue with these search engines, as well as with large internet portal sites that offer advertising opportunities for travel-related companies. Several of these competitors have significantly greater financial, technical, marketing and other resources and larger client bases than we do. We expect to face additional competition as other established and emerging companies enter the online advertising market. Competition could result in higher traffic acquisition costs, reduced margins on our advertising services, loss of market share, reduced customer traffic to our websites and reduced advertising by travel companies on our websites.
Travel metasearch websites: Travel metasearch websites, including Kayak.com (a subsidiary of Booking Holdings), trivago (a majority-owned subsidiary of Expedia Group), TripAdvisor, Skyscanner and Qunar (both are subsidiaries of Ctrip), aggregate travel search results for a specific itinerary across supplier, travel agent and other websites. In addition, some metasearch websites have added or intend to add various forms of direct or assisted booking functionality to their sites in direct competition with certain of our brands. To the extent metasearch websites limit our participation within their search results, or consumers utilize a metasearch website for travel services and bookings instead of ours, our traffic-generating arrangements could be affected in a negative manner, or we may be required to increase our marketing costs to maintain market share, either of which could have an adverse effect on our business and results of operations. In addition, as a result of our majority ownership interest in trivago, we also now compete more directly with other metasearch engines and content aggregators for advertising revenue. To the extent that trivago’s ability to aggregate travel search results for a specific itinerary across supplier, travel agent and other websites is hampered, whether due to its affiliation with us or otherwise, or if OTA advertisers or suppliers choose to limit their participation in trivago’s metasearch marketplace, trivago’s business and therefore our results of operations could be adversely affected and the value of our investment in trivago could be negatively impacted.
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
eCommerce and group buying websites: Traditional consumer eCommerce platforms, including Amazon and Alibaba, and group buying websites have periodically undertaken efforts to expand their local offerings into the travel market. For example, traditional consumer eCommerce and group buying websites may add hotel offers or other travel services to their sites. To the extent our travelers uses these websites, these websites may create additional competition and could negatively affect our businesses.
Alternative accommodations: Airbnb, Booking Holdings and other providers of alternative accommodations that facilitate the short-term rental of homes and apartments from owners both provide an alternative to hotel rooms and compete with alternative accommodation properties available through Expedia Group brands, including HomeAway and VRBO. The continued growth of alternative accommodation sources could affect overall travel patterns generally and the demand for our services specifically in facilitating reservations at hotels and alternative accommodations. Furthermore, Airbnb and similar websites have added other travel services, such as tours, activities, hotel and flight bookings, any of which could further extend their reach into the travel market as they seek to compete with the traditional OTAs.
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
We continue to adapt our business to remain competitive, including investing in evolving channels, such as metasearch and mobile, as well as voice search capabilities and offering new consumer choices, including inventory types and transactional models, and increasing supplier inventory on our existing platforms. If we fail to appropriately adapt to competitive or consumer preference developments, our business could be adversely affected. Our attempts to adapt our current business models or practices or adopt new business models and practices in order to compete may involve significant risks and uncertainties, including distraction of management from current operations, expenses associated with the initiatives, different legal or tax requirements, inadequate return on investments, difficulties and expenses associated with the integration of acquired brands and their inventory onto our platforms, as well as limiting our ability to develop new site features. In addition, adaptations to our business may require significant investments, including changes to our financial systems and processes, which could significantly increase our costs and increase the risk of payment delays and/or non-payments of amounts owed to us from our supplier partners and customers. In addition, these new initiatives may not be successful and may harm our financial condition and operating results.
Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.
We rely heavily on internet search engines such as Google, principally through the purchase of travel-related keywords, to generate a significant portion of the traffic to our websites and the websites of our affiliates. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites and those of our affiliates can be negatively affected. In addition, a significant amount of traffic is directed to our websites and those of our affiliates through participation in pay-per-click and display advertising campaigns on search engines, including Google, and travel metasearch websites, including Kayak, TripAdvisor and trivago. Pricing and operating dynamics for these traffic sources can change rapidly, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, adopt emerging technologies such as voice, alter its search algorithms or results which could cause a website to place lower in search query results or inhibit participation in the search query results. If a major search engine changes its algorithms or results in a manner that negatively affects the search engine ranking, paid or unpaid, of our websites and the websites of our affiliates, or those of our third-party distribution partners, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent. In addition, certain metasearch companies have added various forms of direct or assisted booking functionality to their sites. To the extent such functionality is promoted at the expense of traditional paid listings, this may reduce the amount of traffic to our websites or those of our affiliates.
Our business depends on our relationships with travel suppliers and travel distribution partners.
An important component of our business success depends on our ability to maintain and expand relationships with travel suppliers (including owners and managers of alternative accommodation properties) and GDS partners. A substantial portion of our revenue is derived from compensation negotiated with travel suppliers, in particular hotel suppliers, airlines and GDS partners for bookings made through our websites. Each year we typically negotiate or renegotiate numerous supplier contracts.
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
Further economic weakness and uncertainty may result in significantly decreased spending on our services by both business and leisure travelers, which may have a material adverse impact on our business and financial performance. Political instability, including the proposed United Kingdom withdrawal from the European Union ("Brexit"), bans on travel from certain countries to the United States, geopolitical conflicts, trade disputes, significant fluctuations in currency values, sovereign debt issues and macroeconomic concerns are examples of events that contribute to a somewhat uncertain economic environment, which could have a negative impact on the travel industry in the future.
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

•	Uncertainties and effects of Brexit, including financial, legal, tax and trade implications;

•	Natural disasters or events such as severe weather conditions, volcanic eruptions, hurricanes or earthquakes;

•	Travel-related accidents or the grounding of aircraft due to safety concerns; and

•	Health-related risks, such as the Ebola, H1N1, MERS-CoV, SARs and avian flu outbreaks.
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
In recent years, certain online travel companies and metasearch websites expanded their offline and digital advertising campaigns globally, increasing competition for share of voice, and we expect this activity to continue in the future. We are also pursuing and expect to continue to pursue long-term growth opportunities, particularly in emerging markets, which have had and may continue to have a negative impact on our overall marketing efficiency.
Our efforts to preserve and enhance consumer awareness of our brands may not be successful, and, even if we are successful in our branding efforts, such efforts may not be cost-effective, or as efficient as they have been historically. Moreover, branding efforts with respect to some brands within the Expedia Group portfolio have in the past and may in the future result in marketing inefficiencies and negatively impact growth rates of other brands within our portfolio. In addition, our decisions over allocation of resources and choosing to invest in branding efforts for certain brands in our portfolio at the expense of not investing in, or reducing our investments in, other brands in our portfolio could have an overall negative financial impact. If we are unable to maintain or enhance consumer awareness of our brands and generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.
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
In addition, credit card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards and include payment card association operating rules, the Payment Card Industry Data Security Standards, or the PCI DSS. Under these rules, we are required to adopt and implement internal controls over the use, storage and security of card data. We assess our compliance with the PCI DSS rules on a periodic basis and make necessary improvements to our internal controls. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, or facilitate other types of online payments, and our business and operating results could be adversely affected. For existing and future payment options we offer to both our customers and suppliers, we may become subject to additional regulations and compliance requirements including obligations to implement enhanced authentication processes, that could result in significant costs to us and our suppliers and reduce the ease of use of our payments options.
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
We operate in a number of jurisdictions outside of the United States and intend to continue to expand our international presence. As we have expanded globally, our international (non-U.S.) revenue has increased from 39% in 2010 to 45% in 2018. In foreign jurisdictions, we face complex, dynamic and varied risk landscapes. As we begin to operate in new markets and countries, we must tailor our services, business models and functional compliance structures to the unique circumstances of such countries and markets, which can be complex, difficult, costly and divert management and personnel resources. Laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses or our failure to adapt our practices, systems, processes and business models effectively to the traveler and supplier preferences (as well as the regulatory and tax landscapes) of each country into which we expand, could slow our growth. For example, to compete in certain international markets we have in the past, and may in the future, adopt locally-preferred payment methods, which has increased our costs and instances of fraud. Certain international markets in which we operate have lower margins than more mature markets, which could have a negative impact on our overall margins as our revenues from these markets grow over time.
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

•
Differences, inconsistent interpretations and changes in U.S. and non-U.S. laws and regulations, including tax laws enacted pursuant to the 2017 Tax Cuts and Jobs Act (“the Tax Act”) in the United States;

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

•	Changes to trade policy or agreements that limit our ability to offer, or adversely affect demand for, our products and services;

•	Financial risk arising from transactions in multiple currencies;

•	Slower adoption of the internet as an advertising, broadcast and commerce medium in those markets as compared to the United States;

•	Our ability to support new technologies, including mobile devices or block chain technologies, that may be more prevalent in international markets;

•
Difficulties in attracting and retaining qualified employees in international markets, as well as managing staffing and operations due to increased complexity, unionization/works councils, distance, time zones, language and cultural differences; and

•	Uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of precedent.
The China travel market in particular is significant and has grown significantly in recent years. Prior to May 2015, we conducted our operations in China primarily through our majority ownership interest in eLong, Inc., an online travel service provider in China. Following the sale of our eLong ownership stake in May 2015 to a group of China-based purchasers, including to a subsidiary of Ctrip International, Ltd., we have conducted our consumer business in China through localized websites and commercial arrangements with local partners, including Ctrip. There can be no guarantee that we will be able to grow or even maintain market share and brand awareness in the highly dynamic and intensely competitive market in China and our failure to do so could significantly impact our ability to grow our overall business.
We work closely with various business partners and rely on third-parties for many systems and services, and therefore could be harmed by their activities.
We could be harmed by the activities of third parties that we do not control. We work closely with business partners, including in connection with significant commercial arrangements and joint ventures, and through our Expedia Partner Solutions business. We also rely on third-party service providers for certain customer care, fulfillment, processing, systems development, technology and other services, including, increasingly, travel care and information technology services. If these partners or third-party service providers experience difficulty or fail to meet our requirements or standards or the requirements or standards of applicable laws or governmental authorities, it could damage our reputation, make it difficult for us to operate some aspects of our business, or expose us to liability for their actions which could have an adverse impact on our business and financial performance. Likewise, if the third-party service providers on which we rely were to cease operations, temporarily or permanently, face financial distress or other business disruption, we could suffer increased costs and delays in our ability to provide similar services until an equivalent service provider could be found or we could develop replacement technology or operations, any of which could also have an adverse impact on our business and financial performance.
We rely on the performance of highly skilled personnel and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.
Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular, the contributions of Barry Diller, our Chairman and Senior Executive, and Mark Okerstrom, our Chief Executive Officer, are critical to the overall management of the company. Our future success will depend on the performance of our senior management and key employees. Expedia Group cannot ensure that it will be able to retain the services of Mr. Diller, Mr. Okerstrom or any other member of our senior management or key employees, the loss of whom could seriously harm our business. We do not maintain any key person life insurance policies.
Competition for well-qualified employees in certain aspects of our business, including software engineers, developers, product management personnel, development personnel, and other technology professionals, also remains intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. For example, additional barriers to or restrictions on travel for professional or personal purposes, such as those in the United States in early 2017, may cause significant disruption to our businesses or negatively affect our ability to attract and retain employees on a global basis. In addition, we plan to move our corporate headquarters from Bellevue, Washington to Seattle, Washington in late 2019, which could negatively affect our ability to attract and retain certain employees. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.
In addition, we have in the past and may again in the future, restructure portions of our global workforce to simplify and streamline our organization, improve our cost structure and strengthen our overall businesses. These changes could affect employee morale and productivity and be disruptive to our business and financial performance.
Legal and Regulatory Risks
Our alternative accommodations business is subject to regulatory risks, which could have a material adverse effect on our operations and financial results.
Our alternative accommodations business has been, and continues to be, subject to regulatory developments that affect the alternative accommodation industry and the ability of companies like us to list those alternative accommodations online. For example, some states and local jurisdictions have adopted or are considering statutes or ordinances that prohibit or limit the ability of property owners and managers to rent certain properties for fewer than 30 consecutive days, or that regulate short term rental platforms’ ability to list alternative accommodations, including prohibiting the listing of unlicensed properties. Other states and local jurisdictions may introduce similar regulations. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term rentals. In addition, many of the laws that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and the alternative accommodation industry, which creates a risk of those laws being interpreted in ways not originally intended that could burden property owners and managers or otherwise harm our business.
These risks could have a material adverse effect on our alternative accommodations business and results of operations, which in turn could have a material adverse effect on Expedia Group’s operations and financial results.
A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth.
Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to travel and alternative accommodation licensing and listing requirements, the internet and online commerce, internet advertising and price display, consumer protection, licensing and regulations relating to the offer of travel insurance and related products, anti-corruption, anti-trust and competition, economic and trade sanctions, tax, banking, data security, the provision of payment services and privacy. As a result, regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for our products and services, limit marketing methods and capabilities, affect our margins, increase costs and/or subject us to additional liabilities or requirements for licensing.
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
Likewise, the SEC, Department of Justice (“DOJ”) and Office of Foreign Assets Controls (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. U.S. economic sanctions relate to transactions with designated foreign countries, including Cuba, Iran, North Korea, Syria and nationals and others of those countries, Ukraine/Russia related sanctions, as well as certain specifically targeted individuals and entities. We believe that our activities comply with OFAC, European Union, United Kingdom and other regulatory authorities’ economic sanction and trade regulations, as well as anti-money laundering and anti-corruption regulations, including the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act and the UK Criminal Finances Act. As regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal money penalties, litigation and damage to our reputation and the value of our brands.
We also have been subject, and we will likely be subject in the future, to inquiries or legal proceedings from time to time from regulatory bodies concerning compliance with economic sanctions, consumer protection, competition, tax and travel industry-specific laws and regulations, including but not limited to investigations and legal proceedings relating to the travel industry and, in particular, parity provisions in contracts between hotels and online travel companies, including Expedia Group, and the presentation of information to consumers, as described in Part I, Item 3, Legal Proceedings - Competition and Regulatory Matters. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. Furthermore, if such laws and regulations are not enforced equally against other competitors in a particular market, our compliance with such laws may put us at a competitive disadvantage vis-à-vis competitors who do not comply with such requirements. We are unable at this time to predict the timing or outcome of these various investigations and lawsuits or similar future investigations or lawsuits, and their impact, if any, on our business and results of operations.
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
The application of various domestic and international income and non-income tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable taxing authorities. These taxing authorities have become more aggressive in their interpretation and/or enforcement of such laws, rules and regulations over time, as governments are increasingly focused on ways to increase revenues. This has contributed to an increase in audit activity and harsher stances by tax authorities and has also resulted in legislative action, including new taxes on services and gross revenue and through other indirect taxes. As such, additional taxes or other assessments may be in excess of our current tax reserves or may require us to modify our business practices, and incur additional cost to comply, any of which could have a material adverse effect on our business, results of operations and financial condition.
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

We have in the past been required, and may in the future be required, in certain domestic and foreign jurisdictions to pay any such tax assessments prior to contesting their validity, which payments may be substantial. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. A description of recent significant “pay-to-play” payments and refunds, as well as ongoing tax inquiries or audits in other “pay-to-play” jurisdictions, is included in NOTE 16 — Commitments and Contingencies in the notes to the consolidated financial statements.
Significant judgment and estimation is required in determining our worldwide tax liabilities. In the ordinary course of our business, there are transactions and calculations, including intercompany transactions and cross-jurisdictional transfer pricing, for which the ultimate tax determination is uncertain or otherwise subject to interpretation. Tax authorities may disagree with our intercompany charges, including the amount of or basis for such charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. For example, the IRS notified us of a proposed adjustment relating to transfer pricing with our foreign subsidiaries in connection with the examination of the 2009-2010 tax years, and although we disagree with the IRS’ position and are challenging the adjustments, the ultimate resolution is uncertain and, if resolved in a manner unfavorable to us, may adversely affect our financial results. We believe our tax estimates are reasonable, however, the final determination of tax audits could be materially different from our historical tax provisions and accruals in which case we may be subject to additional tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our cash flows, financial condition and results of operations.
Brexit may create additional indirect tax implications for our business. There is uncertainty as to the manner and timing of the withdrawal of the United Kingdom from the European Union and the operation and application of relevant tax laws in the context of the withdrawal agreement scenarios. Depending upon the outcome, we may have a material and adverse impact to our business.
The enactment of legislation implementing changes in taxation of international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could materially affect our financial position and results of operations.
Many of the underlying laws, rules or regulations imposing taxes and other obligations were established before the growth of the digital economy. Certain jurisdictions have enacted new tax laws, rules and regulations directed at the digital economy and multi-national businesses. If existing tax laws, rules or regulations are amended, or if new unfavorable tax laws, rules or regulations are enacted, including with respect to occupancy, sales, value-added taxes, digital services tax, withholding taxes, revenue based taxes, unclaimed property, or other tax laws applicable to the digital economy or multi-national businesses, the results of these changes could increase our tax liabilities. Possible outcomes include double taxation, multiple levels of taxation, or additional obligations, prospectively or retrospectively and subject us to interest and penalties. Demand for our products and services could decrease if we pass on such costs to the consumer, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. The outcome of these changes could have an adverse effect on our business or financial performance.
Some jurisdictions have enacted laws that require online digital platforms to report user activity or collect and remit taxes from some or all of the travel suppliers listing on the online platform. We periodically receive requests from tax authorities for information regarding accommodation providers listing on some of our sites as well as traveler information along with details of certain transactions through our sites, and in some cases we have been legally obligated to provide this data. The cost of complying with these new rules and information requests may harm our business.
Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in several jurisdictions. For example, the Tax Act reformed U.S. corporate income taxes and, among other things, reduced the U.S. corporate income tax rate from 35% to 21%, but imposed base-erosion prevention measures as well as a one-time mandatory deemed repatriation tax on accumulated foreign earnings. Our estimates of the financial impact of the Tax Act may change as we review our analysis and as additional guidance becomes available. In general, changes in tax laws may affect our tax rate, increase our tax liabilities, carrying value of deferred tax assets, or our deferred tax liabilities.
In October 2015, the Organization for Economic Co-Operation and Development (“OECD”) released a final package of suggested measures to be implemented by member nations in response to a 2013 action plan calling for a coordinated multi-jurisdictional approach to “base erosion and profit shifting” (“BEPS”) by multinational companies. Multiple member jurisdictions, including countries in which we operate, have implemented recommended changes such as country by country reporting (“CBCR”). The CBCR standards require multinationals to disclose certain financial and economic indicators across geographies. The CBCR disclosure is expected to result in increased global tax audit activity.
In March 2018, the OECD proposed measures to address the application of corporate tax to companies operating in the digital economy. Following the OECD’s announcement, the European Commission published proposals for European Union (“EU”) member states to introduce a new digital services tax on the revenue of companies that provide certain digital services. Several territories both within and outside the EU, including geographies in which we operate, have proposed similar measures to introduce new digital services taxes on companies. At present, there is limited guidance as to the applicability of these taxes to our business. These taxes are likely to be incremental to the taxes currently incurred by the Company and could result in taxation of the same revenue in multiple countries. If enacted, these proposed measures could have an adverse effect on our business or financial performance.
Additional legislative changes are anticipated in upcoming years, including but not limited to increased disclosure of company activities and the introduction of other new taxes specifically targeting the digital economy. Certain countries have adopted or have proposed the adoption of unilateral changes, thus increasing the risk of double taxation or multiple layers of taxation without relief. Any changes to U.S. or international tax laws or interpretation of current or existing law could impact the tax treatment of our revenue or earnings and adversely affect our profitability. Our tax liabilities in the future could also be adversely affected by changes to our operating structure, changes in the mix of revenue and earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or the discontinuance of beneficial tax arrangements in certain jurisdictions.
We continue to work with, as appropriate, relevant governmental authorities and legislators to clarify our obligations under existing, new and emerging tax laws, rules and regulations. However, due to the large scale of our international business activities any substantial changes in international corporate tax policies, enforcement activities or legislative initiatives may materially and adversely affect our business, the amount of taxes we are required to pay, our financial condition and results of operations generally.
We are involved in various legal proceedings and may experience unfavorable outcomes, which could adversely affect our business and financial condition.
We are involved in various legal proceedings and claims involving taxes, personal injury, contract, alleged infringement of third-party intellectual property rights, antitrust, consumer protection, securities laws, and other claims, including, but not limited to, the legal proceedings described in Part I, Item 3, Legal Proceedings. These matters may involve claims for substantial amounts of money or for other relief that might necessitate changes to our business or operations. The defense of these actions has been, and will likely continue to be, both time consuming and expensive and the outcomes of these actions cannot be predicted with certainty. Determining reserves for pending litigation is a complex, fact-intensive process that requires significant legal judgment. It is possible that unfavorable outcomes in one or more such proceedings could result in substantial payments that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period.
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

Technology, Information Protection and Privacy Risks
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
We are subject to privacy regulations, and compliance with these regulations could impose significant compliance burdens.
The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. Four U.S. states, including California, passed comprehensive privacy legislation that will go into effect in beginning in 2019 or 2020, and 15 additional states are considering privacy legislation this legislative term. In addition, the European Union’s newly adopted privacy and data security regulation, the General Data Protection Regulation, or GDPR, that went into effect in May 2018, requires companies to implement and remain compliant with regulations regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. At least 12 additional countries in Asia, Eastern Europe and Latin America have passed or are considering similar privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted. We have invested, and expect to continue to invest, significant resources to comply with the GDPR and other privacy laws and regulations. Failure to meet any of the requirements of these laws and regulations could result in significant penalties or legal liability, adverse publicity and/or damage to our reputation, which could negatively affect our business, results of operations and financial condition.
Financial and Market Risks
We have foreign exchange risk.
We conduct a significant and growing portion of our business outside the United States. As a result, we face exposure to movements in currency exchange rates, particularly those related to the British pound sterling, euro, Canadian dollar, Australian dollar, Thai baht, Brazilian real, and Nordic currencies.
These exposures include but are not limited to re-measurement gains and losses from changes in the value of foreign denominated monetary assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; fluctuations in accomodation revenue due to relative currency movements from the time of booking to the time of stay; planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur; and the impact of relative exchange rate movements on cross-border travel such as from Europe to the United States and the United States to Europe.
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

•	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	Rating agency credit rating actions or pronouncements;

•	Reaction to our earnings releases and conference calls, or presentations by executives at investor and industry conferences;

•	Worldwide macro-economic and financial market conditions, and fluctuations in currency exchange rates;

•	Changes in our capital or governance structure;

•	Changes in the stock price or market valuations of trivago, our majority-owned, publicly traded subsidiary, whose stock price is also highly volatile;

•	Changes in market valuations of other internet or online service companies;

•	Changes in device and platform technologies and search industry dynamics, such as key word pricing and traffic, or other changes that negatively affect our ability to generate traffic to our websites;

•	Announcements of dividends or changes in the amount or frequency of our dividends;

•	Announcements by us or our competitors of technological innovations, new services or promotional and discounting activities;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major travel supplier, such as an airline, hotel or car rental chain;

•	Changes in the status of our intellectual property rights;

•	Lack of success in the expansion of our business model geographically;

•	Claims or proceedings against us or adverse developments or decisions in pending proceedings;

•	Significant security breaches;

•	Additions or departures of key personnel;

•	Rumors or public speculation about any of the above factors; and

•	Price and volume fluctuations in the stock markets in general.
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
We have outstanding long-term indebtedness, excluding current maturities, with a face value of $3.7 billion and we have a $2.0 billion unsecured revolving credit facility. Risks relating to our indebtedness include:

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
We are exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to our bank deposits and investments, foreign exchange risk management, insurance coverages, and letters of credit. As it relates to deposits, as of December 31, 2018, we held cash in bank depository accounts of approximately $1.7 billion (primarily in Bank of America, The Bank of Tokyo-Mitsubishi UFJ, BNP Paribas, HSBC, JPMorgan Chase, Lloyds Bank plc, Standard Chartered Bank, and Sumitomo Mitsui Banking Corporation) and held term deposits of approximately $566 million at financial institutions including, HSBC, National Australia Bank, and The Bank of Nova Scotia. Additionally, majority-owned subsidiaries held cash of approximately $134 million (primarily in BNP Paribas and Deutsche Bank) and held term deposits of approximately $86 million at Deutsche Bank. As it relates to foreign exchange, as of December 31, 2018, we were party to forward contracts with a notional value of approximately $2.8 billion, the fair value of which was an asset of approximately $22 million. The counterparties to these contracts were primarily Australia and New Zealand Banking Group, Barclays Bank, Bank of America, The Bank of Tokyo-Mitsubishi UFJ, Mizuho Bank, Citibank, Goldman Sachs, HSBC, Royal Bank of Canada, Standard Chartered Bank, Societe Generale, and Wells Fargo. We employ forward contracts to hedge a portion of our exposure to foreign currency exchange rate fluctuations. At the end of the deposit term or upon the maturity of the forward contracts, the counterparties are obligated, or potentially obligated in the case of forward contracts, to return our funds or pay us net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these time deposits or forward contracts. In addition, we face significant credit risk and potential payment delays with respect to non-financial contract counterparties including our Expedia Partner Solutions partners, which may be exacerbated by economic downturns. The realization of any of these risks could have an adverse impact on our business and financial performance.
Governance Risks
Mr. Diller currently effectively controls Expedia Group. If Mr. Diller ceases to control the company, Liberty Expedia Holdings, Inc. may effectively control the company.
Subject to the terms of a Stockholders Agreement between Mr. Diller and Liberty Expedia Holdings, Mr. Diller holds an irrevocable proxy to vote shares of Expedia Group stock held by Liberty Expedia Holdings, which proxy has been assigned by Mr. Diller to Liberty Expedia Holdings until the earlier of May 4, 2019 or the occurrence of certain termination events. By virtue of the agreements between Mr. Diller and Liberty Expedia Holdings and their respective holdings in Expedia Group, the voting power of an irrevocable proxy granted to Mr. Diller by John C. Malone and Leslie Malone over their shares in Liberty Expedia Holdings and the governance arrangements at Liberty Expedia Holdings, during the period the assignment of the Diller Proxy and the proxy granted him by the Malones are in effect, Mr. Diller is effectively able to control the outcome of nearly all matters submitted to a vote or for the consent of our stockholders (other than with respect to the election by the holders of common stock of 25% of the members of our Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller’s permanent departure from Expedia Group, the irrevocable proxy would terminate and depending on the capitalization of Expedia Group at such time, Liberty Expedia Holdings could effectively control the voting power of our capital stock. As a result of their agreements and respective holdings in Expedia Group, Mr. Diller and Liberty Expedia Holdings may be deemed to share voting power over securities representing approximately 55% of the combined voting power of the outstanding Expedia Group capital stock as of December 31, 2018.
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
As a result of Mr. Diller’s and Liberty Expedia Holdings’ ownership interests and voting power, the agreements between Mr. Diller and Liberty Expedia Holdings and between Mr. Diller and the Malones, and the governance structure at Liberty Expedia Holdings, Mr. Diller is currently in a position to control or influence, and Liberty Expedia Holdings is in a position to influence, significant corporate actions, including, corporate transactions such as mergers, business combinations or dispositions of assets. As a result of Liberty Expedia Holdings’ ownership interests and voting power upon Mr. Diller’s permanent departure from Expedia Group, in the future Liberty Expedia Holdings may be in a position to control or influence such corporate actions. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to us.
On February 4, 2019, Expedia Group filed a Current Report on Form 8-K (the “Form 8-K”) reporting that Liberty Expedia Holdings and Mr. Diller filed an amended statement on Schedule 13D/A that included a description of discussions that had taken place between a member of Expedia Group management (as authorized by a special committee of disinterested directors formed by the Expedia Group Board of Directors) and a member of Liberty Expedia Holdings management (as authorized by a committee of the Board of Directors of Liberty Expedia Holdings composed of all of Liberty Expedia Holdings’ Series A common stock directors) regarding a potential business combination transaction in which the outstanding shares of Liberty Expedia Holdings’ Series A common stock and Series B common stock would be exchanged for newly issued shares of Expedia Group common stock. The Form 8-K also described expectations regarding (i) the exchange, in connection with the consummation of any such transaction with Liberty Expedia Holdings, of Expedia Group common stock beneficially owned by Mr. Diller and a charitable foundation formed by Mr. Diller for shares of Expedia Group Class B common stock currently owned by Liberty Expedia Holdings, as would be permitted under certain circumstances by the governance and shareholder agreements relating to Expedia Group currently in effect and (ii) the entry, in connection with the consummation of any such transaction, into certain amendments to the Governance Agreement currently in effect relating to Mr. Diller’s ability to exchange for or purchase in the future additional shares of Expedia Group Class B common stock, as well as other governance arrangements and transfer restrictions.
Actual or potential conflicts of interest may develop between Expedia Group management and directors, on the one hand, and the management and directors of IAC, on the other.
Mr. Diller serves as our Chairman of the Board of Directors and Senior Executive, while retaining his role as Chairman of the Board of Directors and Senior Executive of IAC/InterActiveCorp, or IAC, and Mr. Kaufman serves as a member of the Expedia Group Board of Directors and as a member of the IAC Board of Directors and as executive Vice Chairman of IAC. Ms. Clinton and Mr. von Furstenberg also serve as members of the Board of Directors of both Expedia Group and IAC. These overlapping relationships could create, or appear to create, potential conflicts of interest for the directors or officers when facing decisions that may affect both IAC and Expedia Group. Mr. Diller in particular may also face conflicts of interest with regard to the allocation of his time between the companies.
Our certificate of incorporation provides that no officer or director of Expedia Group who is also an officer or director of IAC be liable to Expedia Group or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to IAC instead of Expedia Group, or does not communicate information regarding a corporate opportunity to Expedia Group because the officer or director has directed the corporate opportunity to IAC. This corporate opportunity provision may have the effect of exacerbating the risk of conflicts of interest between the companies because the provision effectively shields an overlapping director/executive officer from liability for breach of fiduciary duty in the event that such director or officer chooses to direct a corporate opportunity to IAC instead of Expedia Group.
Part I. Item 1B. Unresolved Staff Comments
None.

Part I. Item 2. Properties
We lease approximately 4.9 million square feet of office space worldwide, pursuant to leases with expiration dates through March 2031.
We lease approximately 580,000 square feet for our headquarters in Bellevue, Washington, the majority of which ends by mid-2020 with the exception of 70,000 square feet which expires in January 2023. We also lease approximately 1.5 million square feet of office space for our domestic operations in various other cities and locations pursuant to leases with expiration dates through March 2031.
We also lease approximately 2.8 million square feet of office space for our international operations in various cities and locations pursuant to leases with expiration dates through June 2030.
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
Litigation Relating to Occupancy and Other Taxes
A number of jurisdictions in the United States have filed lawsuits against online travel companies, including Expedia Group companies such as Hotels.com, Expedia, Hotwire, Orbitz and HomeAway, claiming that such travel companies have failed to collect and/or pay taxes (e.g., occupancy taxes, business privilege taxes, excise taxes, sales taxes, etc.), as well as related claims such as unjust enrichment, restitution, conversion and violation of consumer protection statutes and seeking monetary (including tax, interest, and penalties) and/or declaratory relief. In addition, we may file complaints contesting tax assessments made by states, counties and municipalities seeking to obligate online travel companies, including certain Expedia Group companies, to collect and remit certain taxes, either retroactively or prospectively, or both. Moreover, certain jurisdictions may require us to pay tax assessments prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously.
Actions Filed by Individual States, Cities and Counties
City of Los Angeles Litigation. On December 30, 2004, the city of Los Angeles filed a purported class action in California state court against a number of online travel companies, including Hotels.com, Expedia, Hotwire and Orbitz, alleging that the defendants failed to pay hotel occupancy taxes. The complaint alleged violation of those ordinances and also included various ancillary statutory and common law claims. In the administrative process preceding the litigation, the City of Los Angeles had issued assessments in September 2009 totaling $29.5 million against certain Expedia Group companies (Expedia, Hotels.com and Hotwire). The trial court held that the online travel companies are not liable to remit hotel occupancy taxes to the city of Los Angeles and the city appealed. On March 28, 2018, the Court of Appeals affirmed the trial court decision reversing the tax assessments issued against the defendant online travel companies, thereby ending the case.
City of San Antonio, Texas Litigation. On May 8, 2006, the city of San Antonio filed a putative statewide class action in federal court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, and Orbitz. The complaint alleged that the defendants failed to pay hotel accommodations taxes as required by municipal ordinance. On October 30, 2009, a jury verdict was entered finding that defendant online travel companies “control hotels,” and awarding approximately $15 million for historical damages against the Expedia Group companies. The jury also found that defendants were not liable for conversion or punitive damages. On April 4, 2013, the court entered a final judgment holding the online travel companies liable for hotel occupancy taxes to counties and cities in the statewide class action. On April 11, 2016, the court entered an amended judgment including approximately $68 million in tax, interest and penalty amounts for the Expedia Group companies, including Orbitz, and the defendants appealed. On November 29, 2017, the Fifth Circuit issued an opinion reversing the district court and rendering judgment for the defendant online travel companies, finding that the amounts charged by the defendants for their services are not subject to the hotel accommodations taxes at issue. The district court entered final judgment in favor of the defendant online travel companies on March 28, 2018, and the defendants submitted their request for an award of reimbursable costs, which remains pending.
Nassau County, New York Litigation. On October 24, 2006, the county of Nassau, New York filed a putative statewide class action in federal court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, and Orbitz, which was subsequently dismissed and refiled in state court. The complaint alleged that the defendants failed to pay hotel accommodation taxes as required by local ordinances to certain local governments in New York. The trial court certified the case as a class action but the New York Supreme Court Appellate Division reversed that order. Additional county/city plaintiffs subsequently joined the case as intervenor plaintiffs. On December 2, 2016, the court granted defendants’ motion for summary judgment with respect to Nassau County’s claims on the grounds that the enabling statute for plaintiff’s tax ordinance did not impose a tax on defendants’ fees. On March 22, 2017, the court granted defendants’ motion for summary judgment against the additional intervenor plaintiffs. Nassau County and the intervenor-plaintiffs appealed the court’s dismissal of their claims and that appeal remains pending.
Pine Bluff, Arkansas Litigation. On September 25, 2009, Pine Bluff Advertising and Promotion Commission and Jefferson County filed a class action against a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz alleging that defendants failed to collect and/or pay taxes under hotel tax occupancy ordinances. The court denied defendants' motion to dismiss and granted plaintiffs' motion for class certification. Defendants appealed the class certification decision and, on October 10, 2013, the Arkansas Supreme Court affirmed that decision. On February 1, 2018, the trial court granted plaintiffs’ motion for summary judgment and denied defendants’ motion for summary judgment on the issue of tax liability. Defendants appealed and the plaintiffs filed a motion to dismiss the appeal as premature. On October 4, 2018, the Arkansas Supreme Court deferred ruling on the plaintiffs’ motion to dismiss the defendants’ appeal, combining it with defendants’ appeal on the merits. The motion and appeal remain pending.
Town of Breckenridge, Colorado Litigation. On July 25, 2011, the Town of Breckenridge, Colorado brought suit on behalf of itself and other home rule municipalities against a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz. The complaint included claims for declaratory judgment, violations of municipal ordinances, conversion, civil conspiracy and unjust enrichment. The trial court dismissed the Town's sales tax claims on June 8, 2012. On March 26, 2014, the court denied the Town's motion for class certification. On April 20, 2016, the court granted the online travel companies' motion for summary judgment, holding that the Breckenridge Accommodations Tax does not apply to the online travel companies or the amounts they charge for their services. The Town appealed from this decision, as well as the trial court’s prior rulings denying class certification and dismissing claims for state sales tax. On January 25, 2018, the Colorado Court of Appeals affirmed the trial court’s decision on all grounds, finding that the defendant online travel companies are not liable for accommodations taxes, that the Town’s sales tax claims were properly dismissed for lack of subject matter jurisdiction and that class certification was properly denied. The Town filed a petition for writ of certiorari to the Colorado Supreme Court seeking review of the Court of Appeals’ decisions and, on August 20, 2018, that court granted the petition as to local accommodations tax issues, but denied the petition as to class certification and state sales tax issues. The appeal remains pending.
State of Mississippi Litigation. On December 29, 2011, the State of Mississippi brought suit against a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz. The complaint included claims for declaratory judgment, injunctive relief, violations of state sales tax statute and local ordinances, violation of Consumer Protection Act, conversion, unjust enrichment, constructive trust, money had and received and joint venture liability. On October 19, 2018, the court entered an agreed order dismissing the Consumer Protection Act claim. The parties filed cross motions for summary judgment and the court heard argument on February 4, 2019. The parties await a ruling.
State of New Hampshire Litigation. On October 16, 2013, the State of New Hampshire filed a lawsuit against a number of online travel companies, including Expedia, Hotels.com, Hotwire, Orbitz and Egencia. The complaint alleged claims for declaratory judgment, injunctive relief, violation of state meals and room tax law, violation of Consumer Protection Act, breach of fiduciary duty, accounting, conversion, unjust enrichment, assumpsit for money had and received, civil conspiracy, and constructive trust. The case went to trial in May 2017. On October 18, 2017, the trial court issued its post-trial order finding that the defendant online travel companies are not subject to the New Hampshire meals and room tax and that their business practices do not violate the state consumer protection act. The plaintiff appealed. The New Hampshire Supreme Court heard argument on the appeal on January 10, 2019 and the parties await a ruling.
Arizona Cities Litigation. Tax assessments were issued in 2013 by 12 Arizona cities (Apache Junction, Chandler, Flagstaff, Glendale, Mesa, Nogales, Peoria, Phoenix, Prescott, Scottsdale, Tempe and Tucson) against a group of online travel companies including Expedia, Hotels.com, Hotwire and Orbitz. The online travel companies protested and petitioned for redetermination of the assessments. On May 28, 2014, the Municipal Tax Hearing Officer granted the online travel companies'

protests and ordered the cities to abate the assessments. The cities appealed to the Arizona Tax Court. On April 20, 2016, the Arizona Tax Court granted the cities' motion for summary judgment in part and denied it in part. The parties filed cross appeals and, on September 6, 2018, the Arizona Court of Appeals affirmed in part and reversed in part the Arizona Tax Court’s decision. The parties have filed petitions for writ of certiorari seeking leave to appeal to the Arizona Supreme Court, which remain pending.
State of Louisiana/City of New Orleans Litigation. On August 24, 2016, the State of Louisiana Department of Revenue and the City of New Orleans filed a lawsuit in Louisiana state court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, Orbitz and Egencia. The complaint alleges claims for declaratory judgment, violation of state and city tax laws, unfair trade practices, breach of fiduciary duty, and imposition of a constructive trust. The defendant online travel companies filed a motion for judgment on the pleadings seeking dismissal of plaintiffs’ common law and unfair trade practices claims. On March 6, 2017, the court denied the motion. Defendants' applications for a supervisory writ to appeal the court's decision were denied by the Louisiana Court of Appeals and the Louisiana Supreme Court.
Jefferson Parish, Louisiana Litigation. On January 2, 2019, Jefferson Parish, Louisiana filed a lawsuit in Louisiana state court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, Orbitz and Egencia. The complaint alleges claims for declaratory judgment, violation of state and local tax laws, unfair trade practices, breach of fiduciary duty, and imposition of a constructive trust.
In addition, HomeAway is a party in the following proceedings:
Palm Beach, Florida Litigation. On January 13, 2014, Palm Beach County, Florida filed a lawsuit in Florida state court against HomeAway and other vacation rental listing businesses seeking tourist development taxes imposed by Palm Beach County. The parties filed cross motions for summary judgment and, on January 23, 2019, the court granted defendants’ motion, finding that defendants are not responsible for the tax.
Miami Dade County, Florida Litigation. On October 30, 2018, Miami-Dade County, Florida filed a lawsuit in Florida state court against HomeAway and Expedia for a declaratory judgment and supplemental relief. The lawsuit seeks a declaration that HomeAway is obligated to collect and remit transient rental taxes imposed by Miami-Dade County. On January 11, 2019, defendants filed a motion to dismiss, which remains pending.
Broward County, Florida Litigation. On January 11, 2019, Broward County, Florida filed a lawsuit in Florida state court against HomeAway for a declaratory judgment and supplemental relief. The lawsuit seeks a declaration that HomeAway is obligated to collect and remit tourist development taxes imposed by Broward County and also seeks enforcement of a subpoena.
Notices of Audit or Tax Assessments
At various times, the Company has also received notices of audit, or tax assessments from over 15 states or counties and over 80 municipalities concerning its possible obligations with respect to state and local occupancy or other taxes.
Actions Filed by Expedia Group
Hawaii Tax Court Litigation (General Excise Tax). During 2013, certain Expedia Group companies were required to “pay-to-play” and paid a total of $171 million in advance of litigation relating to general excise taxes for merchant model hotel reservations in the State of Hawaii. In September 2015, following a ruling by the Hawaii Supreme Court, the State of Hawaii refunded the Expedia Group companies $132 million of the original “pay-to-play” amount. Orbitz also received a similar refund of $22 million from the State of Hawaii in September 2015. The amount paid, net of refunds, by the Expedia Group companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services for merchant model hotel reservations was $44 million. The parties reached a settlement relating to Orbitz merchant model hotel tax liabilities, and on October 5, 2016, the Expedia Group companies paid the State of Hawaii for the tax years 2012 through 2015. The Expedia Group companies and Orbitz have now resolved all assessments by the State of Hawaii for merchant model hotel taxes through 2015.
The Hawaii Department of Taxation also issued final assessments for general excise taxes against certain Expedia Group companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions. Those assessments are currently under review in the Hawaii tax court, which has stayed proceedings in the agency hotel and car rental case pending a decision by the Hawaii Supreme Court in the merchant model car rental case addressed below.
Final assessments by the Hawaii Department of Taxation for general exercise taxes against certain Expedia Group companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of

Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a stipulated order and final judgment. On May 15, 2017, the Expedia Group companies paid under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal. The parties filed notices of cross-appeal from the order. The Hawaii Supreme Court heard argument on the appeals on April 5, 2018 and the parties await a ruling. The Hawaii tax court’s decision did not resolve “merchant model” car rental transactions for the tax year 2014, which also remain under review.
Colorado Department of Revenue Tax Litigation. On January 11, 2019, a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz filed a complaint in Colorado state court appealing a final determination issued by the Executive Director of the Colorado Department of Revenue upholding tax assessments for state and state-collected local taxes against the companies. The complaint seeks cancellation of the assessments in whole or in part.
In addition, HomeAway has brought the following proceeding:
Palm Beach County (Ordinance Tax Amendments Challenge). On November 20, 2018, HomeAway filed a lawsuit in Florida state court seeking a declaratory judgment and injunctive relief against Palm Beach County, Florida and its Tax Collector in connection with recently enacted amendments to the County’s tax ordinance. The lawsuit seeks a declaration that the amendments, as they relate to violations for the failure to collect and remit taxes, are void, invalid and unenforceable because they exceed the taxing authority granted to the County under state law, violate state and federal constitutional provisions and were passed without a valid referendum as required by state law. The lawsuit also seeks temporary and permanent injunctive relief prohibiting the defendants from enforcing the challenged portions of the ordinance.
Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Buckeye Tree Lodge Lawsuit. On August 17, 2016, a putative class action lawsuit was filed in federal district court in the Northern District of California against Expedia, Hotels.com, Orbitz, Expedia Australia Investments Pty Ltd. and trivago relating to alleged false advertising. The putative class is comprised of hotels and other providers of overnight accommodations whose names appeared on the Expedia Group defendants’ websites with whom the defendants allegedly did not have a booking agreement during the relevant time period. The complaint asserts claims against the Expedia Group defendants for violations of the Lanham Act, the California Business & Professions Code, intentional and negligent interference with prospective economic advantage, unjust enrichment and restitution. On January 12, 2017, the court granted defendants’ motion to dismiss plaintiff’s claims for intentional and negligent interference with prospective economic advantage without prejudice. On March 7, 2017, a related putative class action was filed in the same court asserting similar claims. The cases were consolidated and an amended consolidated complaint was filed (which did not name trivago as a defendant). On May 17, 2018, the court denied plaintiffs’ motion for class certification. Plaintiffs filed a renewed motion for class certification; the court heard argument on the motion on December 6, 2018 and the parties await a ruling.
Israeli Putative Class Action Lawsuit (Silis). In or around September 2016, a putative class action lawsuit was filed in the District Court in Tel Aviv, Israel against Hotels.com. The plaintiff generally alleges that Hotels.com violated Israeli consumer protection laws in various ways by failing to calculate and display VAT charges in pricing displays shown to Israeli consumers. On March 15, 2017, Hotels.com filed an application with the District Court challenging service, which the court registrar rejected. Hotels.com appealed that decision but its appeal was denied. Hotels.com sought leave to appeal to the Supreme Court of Israel but, on January 9, 2019, withdrew its application for leave to appeal.
Israeli Putative Class Action Lawsuit (Ze’ev). In or around January 2018, a putative class action lawsuit was filed in the District Court in Lod, Israel against a number of online travel companies including Expedia, Inc. and Hotels.com. The plaintiff generally alleges that the defendants violated Israeli consumer laws by limiting hotel price competition.
Cases against HomeAway.com, Inc. On March 15, 2016, a putative class action suit was filed in federal district court in Texas against HomeAway.com, Inc. related to its implementation of a service fee. The putative class was comprised of homeowners that list their properties on HomeAway’s websites for rent. The complaint asserted claims against HomeAway for breach of contract, breach of the duty of good faith and fair dealing, fraud, fraudulent concealment, and violations of the state consumer protection statutes. Subsequently, three other putative class action lawsuits were filed making similar claims. After a series of motions and appeals, three of the four lawsuits were dismissed and compelled to individual arbitration; one (Kirkpatrick) is proceeding as a putative class action in the Texas federal district court. In the Kirkpatrick case, on May 16, 2018, the district court dismissed plaintiff’s breach of contract claim with prejudice. The district court has scheduled a class certification hearing for October 16, 2019.

Other Legal Proceedings
Santa Monica, California Litigation. On September 2, 2016, HomeAway filed a lawsuit against the City of Santa Monica requesting a declaration that certain sections of a Santa Monica ordinance violate the Communications Decency Act of 1996, the Storage Communications Act, and the First, Fourth, and Fourteenth Amendments of the U.S. Constitution. The case was stayed and the city passed an amended ordinance. HomeAway filed a motion for preliminary injunction, which the court denied on March 12, 2018. The court granted the city’s motion to dismiss on June 14, 2018. HomeAway appealed those decisions to the United States Ninth Circuit Court of Appeals, which heard argument on October 12, 2018. The parties await a ruling.
Palm Beach County, Florida Litigation (Ordinance Regulatory Amendments Challenge).  On November 16, 2018, HomeAway filed a lawsuit against the Palm Beach County, Florida seeking a declaration that certain sections of the City’s amended ordinance violate the Communications Decency Act of 1996, the Stored Communications Act, the Fourth and Fourteenth Amendments of the United States Constitution, and related state law provisions. On January 4, 2019, the County filed a motion asking the court to abstain from exercising jurisdiction, which it later withdrew. Thereafter, on January 8, 2019, the County filed a motion for a more definite statement or, in the alternative, a motion to dismiss certain of HomeAway’s claims. On January 17, 2019, HomeAway filed a motion for preliminary injunction seeking to enjoin enforcement of part of the ordinance pending resolution of the lawsuit. These motions remain pending.
New York City Litigation.  On August 24, 2018, HomeAway filed a lawsuit against the City of New York seeking a declaration that the City’s ordinance governing hosting platforms violates the Stored Communications Act, the First and Fourth Amendments of the United States Constitution, and the New York Constitution. On September 4, 2018, HomeAway filed a motion for a preliminary injunction to enjoin enforcement of the law on the same grounds. On January 3, 2019, the court granted HomeAway’s motion for a preliminary injunction based on Fourth Amendment grounds, which stays enforcement of the City’s law pending a final ruling on the merits of the lawsuit.
Ryanair Lawsuit (Ireland). On or around February 15, 2017, Ryanair D.A.C. filed a lawsuit against Expedia in the Irish High Court. The case involves claims over alleged bookings of Ryanair flight reservations with data that has been scraped from Ryanair’s website.
Ryanair Lawsuit (United States). On November 29, 2017, Ryanair D.A.C. filed a lawsuit against Expedia in federal court in Washington alleging violation of the Computer Fraud and Abuse Act. The case involves claims relating to alleged bookings of Ryanair flight reservations with data that has been scraped from Ryanair’s website. Expedia filed motions to dismiss the complaint, which the court denied on August 6, 2018. After the court certified its decisions for interlocutory appeal Expedia filed a motion for interlocutory review with the Unites States Ninth Circuit Court of Appeals. On December 20, 2018, the Ninth Circuit denied the motion.
IBM Lawsuit. On December 29, 2017, IBM filed a complaint against Expedia, Inc. (DE), Expedia, Inc. (WA), Travelscape, Hotels.com, Hotwire, Orbitz, and HomeAway in federal court in Delaware. The Complaint alleged that the defendants infringe four patents held by IBM. On May 29, 2018, defendants filed motions to dismiss. Subsequently, on July 12, 2018, IBM filed an amended complaint including the assertion of infringement of an additional patent. On August 27, 2018, defendants filed motions to dismiss, which remain pending.
Fee Disclosure Class Actions. On December 17, 2018, Joseph Church filed a putative class action complaint alleging a RICO violation and other common law claims against Expedia, Expedia Affiliate Network, Travelscape and Hotels.com in federal district court in Washington. On January 11, 2019, a copycat Complaint was filed by Patricia Woodell, also asserting a RICO violation, common law claims, and a claim under the Washington Consumer Protection Act, against the same defendants.
United Airlines Litigation.  On February 4, 2019, Expedia, Inc. filed suit against United Airlines, Inc. in federal district court in New York alleging that United breached the parties’ ticketing agreement by threatening to cease providing content for flights departing after the termination date of the agreement. The Complaint seeks declaratory relief and a preliminary injunction requiring United to comply with the terms of the agreement.
Derivative Litigation
In Re Orbitz Worldwide, Inc. Consolidated Stockholder Litigation, Case No. 10711-VCP (Court of Chancery of the State of Delaware). On April 8, 2015, an amended class action complaint was brought against Expedia, Inc. and Orbitz Worldwide, Inc. relating to the merger agreement signed by the parties. Plaintiffs asserted claims for breach of fiduciary duty by the Orbitz Board of Directors and claims against Expedia for aiding and abetting in the Orbitz directors’ alledged breach of their duties. Orbitz, its Board of Directors, and the plaintiffs entered into an agreement in principle to settle the lawsuit and on August 29, 2016, plaintiffs filed a notice of dismissal reserving their rights to seek an award of attorneys’ fees.

Competition and Consumer Matters
Over the last several years, the online travel industry has become the subject of investigations by various national competition authorities (“NCAs”), particularly in Europe. Expedia Group companies are or have been involved in investigations predominately related to whether certain parity clauses in contracts between Expedia Group entities and accommodation providers, sometimes also referred to as “most favored nation” or “MFN” provisions, are anti-competitive.
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
With effect from August 1, 2015, Expedia Group companies waived certain rate, conditions and availability parity clauses in agreements with European hotel partners for a period of five years. While the Expedia Group companies maintain that their parity clauses have always been lawful and in compliance with competition law, these waivers were nevertheless implemented as a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. Following the implementation of the Expedia Group companies' waivers, nearly all NCAs in Europe have announced either the closure of their investigation or inquiries involving Expedia Group companies or a decision not to open an investigation or inquiry involving Expedia Group companies. Below are descriptions of additional rate parity-related matters of note in Europe.
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
On November 6, 2015, the Swiss competition authority announced that it had issued a final decision finding certain parity terms existing in previous versions of agreements between Swiss hotels and each of certain Expedia Group companies, Booking.com and HRS to be prohibited under Swiss law. The decision explicitly notes that the Expedia Group companies' current contract terms with Swiss hotels are not subject to this prohibition. The Swiss competition authority imposed no fines or other sanctions against the Expedia Group companies and did not find an abuse of a dominant market position by the Expedia Group companies. The FCO’s case against the Expedia Group companies’ contractual parity provisions with accommodation providers in Germany remains open but is still at a preliminary stage with no formal allegations of wrong-doing having been communicated to the Expedia Group companies to date.
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
Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia Group companies. A Brazilian hotel sector association -- Forum de Operadores Hoteleiros do Brasil -- filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia Group companies, on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, the Expedia Group companies submitted a response to the complaint to CADE. On March 27, 2018, the Expedia Group companies resolved CADE’s concerns based on a settlement implementing waivers substantially similar to those provided to accommodation providers in Europe. In late 2016, Expedia Group companies resolved the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially similar to those provided to accommodation providers in Europe (on September 1, 2016 in Australia and on October 28, 2016 in New Zealand). More recently, however, the Australian NCA has reopened its investigation. Expedia Group companies are in ongoing discussions with a limited number of NCAs in other countries in relation to their contracts with hotels. Expedia Group is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia Group's business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.
In addition, regulatory authorities in Europe (including the UK Competition and Markets Authority, or “CMA”), Australia, and elsewhere have initiated legal proceedings and/or undertaken market studies, inquiries or investigations relating to online marketplaces and how information is presented to consumers using those marketplaces, including practices such as search results rankings and algorithms, discount claims, disclosure of charges, and availability and similar messaging.
On June 28, 2018, the CMA announced that it will be requiring hotel booking websites to take action to address concerns identified in the course of its ongoing investigation. After consulting with the CMA, on January 31, 2019, we agreed to offer certain voluntary undertakings with respect to the presentation of information on certain of our UK consumer-facing websites in order to address the CMA’s concerns. The CMA has confirmed that, as a result of the undertakings offered, it will close its investigation without any admission or finding of liability. The undertakings become effective on September 1, 2019. On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian consumer law relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site and trivago’s strike-through pricing practice. A trial date is set for September 9, 2019 and an appropriate reserve has been accrued in respect of this matter.
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
Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of January 25, 2019, there were approximately 2,014 holders of record of our common stock and the closing price of our common stock was $117.11 on Nasdaq. As of January 25, 2019, all of our Class B common stock was held by a subsidiary of Liberty Expedia Holdings.
Dividend Policy
In 2018 and 2017, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Year ended December 31, 2018:
	February 7, 2018	$0.30	March 8, 2018	$46	March 28, 2018
	April 24, 2018	0.30	May 24, 2018	45	June 14, 2018
	July 23, 2018	0.32	August 23, 2018	47	September 13, 2018
	October 19, 2018	0.32	November 15, 2018	48	December 6, 2018
Year ended December 31, 2017:
	February 7, 2017	$0.28	March 9, 2017	$42	March 30, 2017
	April 26, 2017	0.28	May 25, 2017	43	June 15, 2017
	July 26, 2017	0.30	August 24, 2017	45	September 14, 2017
	October 25, 2017	0.30	November 16, 2017	46	December 7, 2017
In February 2019, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.32 per share of outstanding common stock payable on March 27, 2019 to the stockholders of record as of the close of business on March 7, 2019.
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
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2018, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
A summary of the repurchase activity for the fourth quarter of 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, except per share data)
October 1-31, 2018	252	$129.35	252	14,496
November 1-30, 2018	1,128	119.41	1,128	13,368
December 1-31, 2018	1,145	117.46	1,145	12,223
Total	2,525		2,525
In 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 15 million outstanding shares of our common stock. As of December 31, 2018, 12.2 million shares remain authorized for repurchase under the 2018 authorization. There is no fixed termination date for the repurchases.
Performance Comparison Graph
The graph shows a five-year comparison of cumulative total return, calculated on a dividend reinvested basis, for Expedia Group common stock, the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500. The graph assumes an investment of $100 in each of the above on December 31, 2013. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share data)
Consolidated Statements of Operations Data:
Revenue	$11,223	$10,060	$8,774	$6,672	$5,763
Operating income	714	625	462	414	518
Net income attributable to Expedia Group, Inc.(1)	406	378	282	764	398
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$2.71	$2.49	$1.87	$5.87	$3.09
Diluted	2.65	2.42	1.82	5.70	2.99
Shares used in computing earnings per share:
Basic	149,961	151,619	150,367	130,159	128,912
Diluted	152,889	156,385	154,517	134,018	133,168
Dividends declared per common share	$1.24	$1.16	$1.00	$0.84	$0.66
	December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Working deficit	$(2,863)	$(2,339)	$(2,677)	$(2,950)	$(1,263)
Total assets	18,033	18,516	15,778	15,486	9,012
Senior notes debt(2)	3,717	4,249	3,159	3,183	1,739
Non-redeemable non-controlling interest(3)	1,547	1,606	1,561	65	109
Total stockholders’ equity	5,651	6,129	5,693	4,930	1,894
___________________________________

(1)	On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong, Inc. We recognized an after tax gain of $395 million (or $509 million pre-tax gain) during 2015.

(2)	Includes current and long-term portion of senior notes.

(3)
On December 16, 2016, our majority-owned subsidiary, trivago, completed its IPO. In conjunction with the IPO, Expedia Group and trivago's founders entered into an Amended and Restated Shareholders' Agreement under which the original put/call rights were no longer effective and, as such, we reclassified the redeemable non-controlling interest into non-redeemable non-controlling interest on the consolidated balance sheet. See NOTE 11 — Redeemable Non-controlling Interests in the notes to consolidated financial statements for further information.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Expedia Group is one of the world's largest travel companies. We help knock down the barriers to travel, making it easier, more enjoyable, more attainable and more accessible. We bring the world within reach for customers and partners around the globe. We leverage our platform and technology capabilities across an extensive portfolio of businesses and brands to orchestrate the movement of people and the delivery of travel experiences on both a local and global basis. We make available, on a stand-alone and package basis, travel services provided by numerous lodging properties, airlines, car rental companies, destination service providers, cruise lines, vacation rental property owners and managers, and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our websites. For additional information about our portfolio of brands, see the disclosure set forth in Part I, Item 1, Business, under the caption “Management Overview.”
All percentages within this section are calculated on actual, unrounded numbers.
Trends
The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2017 and 2018 represented years of continuing growth for the travel industry. However, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sovereign debt issues, natural disasters and macroeconomic concerns are examples of events that contribute to a somewhat uncertain environment, which could have a negative impact on the travel industry in the future. For additional information about our growth strategy for Expedia Group, see the disclosure set forth in Part I, Item 1, Business, under the caption “Growth Strategy.”
Online Travel
Increased usage and familiarity with the internet are driving rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2019, over 45% of U.S. and European leisure and unmanaged corporate travel expenditures are expected to occur online. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, are lagging behind that of the United States and Europe, and are estimated to be in the range of 35% to 45% in 2019. These penetration rates increased over the past few years, and are expected to continue growing, which presents an attractive growth opportunity for our business, while also attracting many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, HomeAway (which Expedia acquired in December 2015) and Booking.com (owned by Booking Holdings) have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is expected to continue to grow as a percentage of the global accommodation market. Furthermore, we see increased interest in the online travel industry from search engine companies as evidenced by recent innovations including direct booking functionality and product enhancements by companies such as Google. Finally, traditional consumer eCommerce and group buying websites expanded their local offerings into the travel market by adding hotel offers to their websites. For additional detail regarding the competitive trends and risks we face, see Part I Item 1 Business - "Competition," and Part I, Item 1A, Risk Factors - "We operate in an increasingly competitive global environment.”
The online travel industry also saw the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model saw rapid adoption in Europe. Expedia Group distributes both merchant (Expedia Collect) and agency (Hotel Collect) hotel offerings for our hotel supply partners through both agency-only contracts as well as our hybrid ETP program, which offers travelers the choice of whether to pay Expedia Group at the time of booking or pay the hotel at the time of stay.
Intense competition also historically led to aggressive marketing efforts by the travel suppliers and intermediaries, and a meaningful unfavorable impact on our overall marketing efficiencies and operating margins. We manage our selling and marketing spending on a brand basis, making decisions in each applicable market that we think are appropriate based on the relative growth opportunity and the expected returns and the competitive environment. In certain cases, particularly in emerging markets, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is less favorable than that for our consolidated business, but for which we still believe the opportunity to be attractive. In addition, the crowded online travel environment is now driving certain secondary and tertiary online travel companies to establish marketing agreements with global players in order to leverage distribution and technology capabilities while focusing resources on capturing traveler mind share. For more detail, see Part I, Item 1A, Risk Factors - "We rely on the value of our brands, and the cost of maintaining and enhancing our brand awareness are increasing” and “Our international operations involve additional risks and our exposure to these risks will increase as our business expands globally.”
Lodging
Lodging includes hotel accommodations as well as alternative accommodations primarily made available through HomeAway. As a percentage of our total worldwide revenue in 2018, lodging accounted for 69%. Our room night growth has been healthy, with room nights 32% in 2016 (excluding eLong), 16% in 2017 and 13% in 2018. ADRs for rooms booked on Expedia and HomeAway websites increased 5% in 2016 (excluding eLong) due to the acquisition of HomeAway, 3% in 2017 and 5% in 2018.
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
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry generally increased on a currency-neutral basis in a gradually improving overall travel environment. Current occupancy rates for hotels in the United States remain high; however, U.S. hotel supply has continued to grow, which may put additional pressure on ADRs. In some international markets, hotel supply is being added at a faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions. Companies like Airbnb, HomeAway and Booking.com also added incremental global supply in the alternative accommodations space. In addition, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi. We have succeeded in adding supply to our global lodging marketplace with more than one million properties on our global websites as of December 31, 2018, including more than 370,000 integrated HomeAway vacation rental listings.
Alternative Accommodations. With our acquisition of HomeAway and all of its brands in December 2015, we expanded into the fast growing alternative accommodations market. HomeAway is a leader in this market and represents an attractive growth opportunity for Expedia Group. HomeAway has been undergoing a transition from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. HomeAway offers hosts subscription-based listing or pay-per-booking service models. It also generates revenue from a traveler service fee for bookings. As of December 31, 2018, there are over 1.8 million online bookable listings available on HomeAway, with over 370,000 listings also available through Expedia Group's other brands.
Air
Significant airline sector consolidation in the United States in recent years generally resulted in lower overall capacity and higher fares, which combined with the significant declines in fuel prices led to record levels of profitability for the U.S. air carriers, further strengthening their position. However, in 2017 and into 2018, there was evidence of discounting by the U.S. carriers while currency headwinds and weaker macroeconomic trends put pressure on international results. Starting in the second half of 2018, there has been evidence of modest fare increases, though it remains unclear if this trend will continue. Ticket prices on Expedia Group websites declined 6% in 2016 (excluding eLong), 1% in 2017, and increased 2% in 2018. Based on airline reports, demand for airline tickets seems to be strong, helping increase air revenues globally. There is significant correlation between airline revenues and fuel prices, and fluctuations in fuel prices generally take time to be reflected in air revenues. Given current volatility, it is uncertain whether the recent increases in fuel prices will drive further increases in airfares, particularly when considering planned supply increases through capacity additions. We can encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew, and continue to add airlines to ensure local coverage in new markets.
Air ticket volumes increased 32% in 2016 (excluding eLong), primarily due to the acquisition of Orbitz, 4% in 2017, and 5% in 2018. As a percentage of our total worldwide revenue in 2018, air accounted for 8%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, in addition to Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In 2018, we generated a total of $1.1 billion of advertising and media revenue, a slight increase from 2017, representing 10% of our total worldwide revenue. In 2018, trivago shifted its operational focus, reducing marketing spend to better balance revenue and profit growth. The lower marketing spend negatively impacted revenue growth, while benefiting profitability. We expect that trend to continue in the first half of 2019.
Seasonality
We generally experience seasonal fluctuations in the demand for our travel services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel services, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for our hotel business and can be several months or more for our vacation rental business. Historically, HomeAway has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as we typically increase marketing during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations, advertising business or a change in our product mix, including the growth of HomeAway, may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends. As HomeAway has further shifted to a predominately transaction-based business model for vacation rental listings and its booking window elongates, its seasonal trends are more pronounced than our other traditional leisure businesses.
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

Accounting for Certain Merchant Revenue
We accrue the cost of certain merchant revenue based on the amount we expect to be billed by suppliers. In certain instances when a supplier invoices us for less than the cost we accrued, we generally reduce our merchant accounts payable and the supplier costs within net revenue six months in arrears, net of an allowance, when we determine it is not probable that we will be required to pay the supplier, based on historical experience. Actual revenue could be greater or less than the amounts estimated due to changes in hotel billing practices or changes in traveler behavior.
Deferred Loyalty Rewards
We offer certain internally administered traveler loyalty programs to our customers, such as our Hotels.com Rewards program, our Expedia Rewards program and our Orbitz Rewards program. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 30 Brand Expedia websites. Orbitz Rewards allows travelers to earn Orbucks, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, we defer the relative standalone selling price of earned points, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which points can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the points, that is when the travel service purchased with the loyalty award is satisfied. Both the actual standalone selling price of the underlying services and ultimate redemption rates could differ materially from our estimates due to a number of factors, including fluctuations in reward value, product utilization and divergence from historical member behavior.
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
The Tax Act was enacted in December 2017 and the Tax Act significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We applied the guidance in SAB 118 when accounting for the enactment date effects of the Tax Act in 2017 and throughout 2018. At

December 31, 2017, we had not completed our accounting for all of the enactment date income tax effects of the Tax Act under Accounting Standards Codification 740, Income Taxes, for the following aspects: one-time transition tax and revaluation of deferred tax balances. As of December 31, 2018, we have now completed our accounting for all of the enactment date income tax effects of the Tax Act. Based on our final analysis, changes in our estimates during 2018 relating to the one-time transition tax and revaluation of deferred tax balances were immaterial. The Tax Act created a new requirement that global intangible low-taxed income (“GILTI”) earned by our foreign subsidiaries must be included in gross U.S. taxable income which we account for in the period incurred (the "period cost method").
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
Occupancy and Other Taxes. Some states and localities impose taxes (e.g. transient occupancy, accommodation tax, sales tax and/or business privilege tax) on the use or occupancy of hotel accommodations or other traveler services. Generally, hotels collect taxes based on the rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the applicable tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In all but a limited number of jurisdictions, we do not collect or remit taxes, nor do we pay taxes to the hotel operator, on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to pay such taxes. More recently, a limited number of taxing jurisdictions have made similar claims against HomeAway for tax amounts due on the rental amounts charged by owners of vacation rental properties or for taxes on HomeAway’s services. HomeAway is an intermediary between a traveler and a party renting a vacation property and we believe is similarly not liable for such taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve these issues. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit tax. The ultimate resolution in all jurisdictions cannot be determined at this time. Certain jurisdictions may require us to pay tax assessments, including occupancy and other transactional tax assessments, prior to contesting any such assessments.
We have established a reserve for the potential settlement of issues related to hotel taxes for prior and current periods, consistent with applicable accounting principles and in light of all current facts and circumstances. A variety of factors could affect the amount of the liability (both past and future), which factors include, but are not limited to, the number of, and amount of revenue represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement and changes in relevant statutes.
We note that there are more than 10,000 taxing jurisdictions in the United States, and it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, we have obtained the advice of state and local tax experts with respect to tax laws of certain states and local jurisdictions that represent a large portion of our hotel revenue. Many of the statutes and regulations that impose these taxes were established before the emergence of the internet and eCommerce. Certain jurisdictions have enacted, and others may enact, legislation regarding the imposition of taxes on businesses that arrange the booking of hotel or alternative accommodations. We continue to work with the relevant tax authorities and legislators to clarify our obligations under new and emerging laws and regulations. We will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant. Additionally, certain of our businesses are involved in tax related litigation, which is discussed in Part I, Item 3, Legal Proceedings. Recent occupancy tax developments are also discussed below under the caption “Occupancy and Other Taxes.”
Stock-Based Compensation
Historically, our primary form of employee stock-based compensation was stock option awards. Our employee stock options consist of service based awards, some of which also have market-based vesting conditions. We measure the value of stock option awards on the date of grant at fair value using the appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models, for awards that contain market-based vesting conditions. We amortize the fair value over the remaining explicit vesting term in the case of service-based awards and the longer of the derived service period or the explicit service period for awards with market conditions, on a straight-line basis. We account for forfeitures as they occur. The pricing models require various highly judgmental assumptions including volatility and expected option term. If any of the assumptions used in the models change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
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
Occupancy and Other Taxes
We are currently involved in 15 lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and ordinances at issue do not apply to the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.
Recent developments include:

•
Jefferson Parish, Louisiana Litigation. On January 2, 2019, Jefferson Parish, Louisiana filed a lawsuit in Louisiana state court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, Orbitz and Egencia, alleging claims for declaratory judgment, violation of state and local tax laws, unfair trade practices, breach of fiduciary duty and imposition of a constructive trust.

•	Palm Beach County, Florida Litigation. On January 23, 2019, the court granted defendants’ motion for summary judgment, concluding that the defendants are not responsible for tourist development taxes.

•
Miami Dade County, Florida Litigation. On October 30, 2018, Miami-Dade County, Florida filed a lawsuit in Florida state court against HomeAway and Expedia for a declaratory judgment and supplemental relief claiming that HomeAway is obligated to collect and remit transient rental taxes imposed by Miami-Dade County.

•
Broward County, Florida Litigation. On January 11, 2019, Broward County, Florida filed a lawsuit in Florida state court against HomeAway for a declaratory judgment and supplemental relief claiming that HomeAway is obligated to collect and remit tourist development taxes imposed by Broward County and also seeking enforcement of a subpoena.

•
Colorado Department of Revenue Tax Litigation. On January 11, 2019, a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz filed a complaint in Colorado state court appealing tax assessments for state and state-collected local taxes issued by the Colorado Department of Revenue.

•
Palm Beach County, Florida Litigation (Ordinance Tax Amendments Challenge). On November 20, 2018, HomeAway filed a lawsuit in Florida state court seeking a declaratory judgment and injunctive relief against Palm Beach County, Florida and its Tax Collector in connection with recently enacted amendments to the County’s tax ordinance.

For additional information on these and other legal proceedings, see Part I, Item 3, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $46 million as of December 31, 2018 and $43 million as of December 31, 2017.
Certain jurisdictions, including the states of New York, New Jersey, North Carolina, Minnesota, Oregon, Rhode Island, Maryland, Pennsylvania, Hawaii, Iowa, Massachusetts, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales or other taxes for hotel occupancy and/or car rental. We are currently remitting taxes to a number of jurisdictions, including to the states of New York, New Jersey, South Carolina, North Carolina, Minnesota, Georgia, Wyoming, Oregon, Rhode Island, Montana, Maryland, Kentucky, Maine, New Jersey, Pennsylvania, Hawaii, Iowa, Massachusetts, the city of New York and the District of Columbia, as well as certain other jurisdictions.

Pay-to-Play
Certain jurisdictions may assert that we are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances. This prepayment of contested taxes is referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity. For additional information, including significant pay-to-play payments made by Expedia Group companies as well as reimbursement of certain pay-to-play amounts received by Expedia Group companies, see NOTE 16 — Commitments and Contingencies - Legal Proceedings - Pay-to-Play in the notes to the consolidated financial statements.
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
Segments
We have four reportable segments: Core OTA, trivago, HomeAway, and Egencia. Our Core OTA segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Orbitz, CheapTickets, ebookers, Expedia Partner Solutions, Hotwire.com, Travelocity, Wotif Group, CarRentals.com, Classic Vacations and SilverRail Technologies, Inc. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our HomeAway segment operates an online marketplace for the alternative accommodations industry. Our Egencia segment provides managed travel services to corporate customers worldwide.
Operating Metrics
Our operating results are affected by certain metrics, such as gross bookings and revenue margin, which we believe are necessary for understanding and evaluating us. Gross bookings represent the total retail value of transactions booked for both agency and merchant transactions as well as HomeAway bookings, recorded at the time of booking reflecting the total price due for travel by travelers, including taxes, fees and other charges, and are generally reduced for cancellations and refunds. As travelers have increased their use of the internet to book travel arrangements, we have generally seen our gross bookings increase, reflecting the growth in the online travel industry, our organic market share gains and our business acquisitions. Revenue margin is defined as revenue as a percentage of gross bookings.
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

Gross Bookings and Revenue Margin

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	($ in millions)
Gross Bookings
Core OTA	$80,320	$72,701	$66,063	10%	10%
trivago(1)	—	—	—	N/A	N/A
HomeAway	11,449	8,746	5,980	31%	46%
Egencia	7,958	6,963	6,368	14%	9%
Total gross bookings	$99,727	$88,410	$78,411	13%	13%
Revenue Margin
Core OTA	10.9%	10.8%	10.7%
trivago(1)	N/A	N/A	N/A
HomeAway	10.2%	10.4%	11.5%
Egencia	7.6%	7.5%	7.3%
Total revenue margin	11.3%	11.4%	11.2%
___________________________________

(1)
trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.

The increase in worldwide gross bookings in 2018 and 2017 compared to the prior year periods was primarily due to growth in the Core OTA segment, including growth at Brand Expedia, Hotels.com and Expedia Partner Solutions, as well as growth at HomeAway.
Results of Operations
Revenue

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	($ in millions)
Revenue by Segment
Core OTA	$8,760	$7,881	$7,084	11%	11%
trivago (Third-party revenue)	691	752	539	(8)%	40%
HomeAway	1,171	906	689	29%	32%
Egencia	601	521	462	16%	13%
Total revenue	$11,223	$10,060	$8,774	12%	15%
In 2018, revenue increased primarily driven by growth in the Core OTA segment, including growth at Brand Expedia, Expedia Partner Solutions and Hotels.com, as well as growth at HomeAway. In 2017, revenue increased primarily driven by growth in the Core OTA segment, including growth at Brand Expedia and Expedia Partner Solutions, as well as growth at HomeAway and trivago.

	Year Ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	($ in millions)
Revenue by Service Type
Lodging	$7,712	$6,851	$6,021	13%	14%
Air	881	784	778	12%	1%
Advertising and media(1)	1,092	1,073	807	2%	33%
Other	1,538	1,352	1,168	14%	16%
Total revenue	$11,223	$10,060	$8,774	12%	15%
___________________________________

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 13% in 2018 on a 13% increase in room nights stayed driven by growth in Hotels.com, Expedia Partner Solutions and HomeAway. Lodging revenue increased 14% in 2017 primarily due to a 16% increase in room nights stayed driven by growth in Brand Expedia, HomeAway and Expedia Partner Solutions, partially offset by a 2% decline in revenue per room night.
Worldwide air revenue increased 12% in 2018 due to a 5% increase in air tickets sold as well as a 7% increase in revenue per ticket. Air revenue growth for 2018 included an approximately 3% benefit due to an accounting change related to classification of certain fees, which were previously recorded as contra-revenue but now classified as cost of revenue with no net impact to operating income. Worldwide air revenue increased 1% in 2017 due to 4% increase in air tickets sold, partially offset by a 3% decrease in revenue per ticket.
Advertising and media revenue increased 2% in 2018 due to continued growth at Expedia Group Media Solutions, offset by declines at trivago. Advertising and media revenue increased 33% in 2017 primarily due to growth at trivago and Expedia Group Media Solutions.
All other revenue, which includes car rental, insurance, destination services and fees related to our corporate travel business, increased by 14% in 2018 and 16% in 2017 primarily due to growth in our travel insurance products and car rental revenue.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	($ in millions)
Revenue by Business Model
Merchant	$5,950	$5,394	$4,853	10%	11%
Agency	3,010	2,687	2,425	12%	11%
Advertising and media	1,092	1,073	807	2%	33%
HomeAway	1,171	906	689	29%	32%
Total revenue	$11,223	$10,060	$8,774	12%	15%
The increase in merchant revenue in 2018 and 2017 was primarily due to an increase in room nights stayed.
The increase in agency revenue in 2018 and 2017 was primarily due to the growth in agency hotel and air.
HomeAway revenue increased 29% in 2018 compared to 2017 due to growth in transactional revenue of approximately 55% primarily driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing approximately 20%. HomeAway revenue increased 32% in 2017 compared to 2016 primarily due to growth in transactional revenue of 115% driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing approximately 30%.

Cost of Revenue

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	($ in millions)
Customer operations	$874	$767	$727	14%	5%
Credit card processing	508	506	508	—%	—%
Data center, cloud and other	583	484	362	21%	34%
Total cost of revenue	$1,965	$1,757	$1,597	12%	10%
% of revenue	17.5%	17.5%	18.2%
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
In 2018, the increase in cost of revenue expense was driven by $107 million of increased customer operations expenses, including higher direct and headcount costs to support the growth of the business as well as impacts of the reclassification of certain air fees from contra-revenue due to the current year accounting change. In addition, data center, cloud and other costs increased $99 million period over period.
In 2017, the increase in cost of revenue expense was driven by $122 million of higher data center, cloud and other costs, including a $37 million increase in depreciation expense primarily data center related, as well as $40 million of increased customer operations expenses.
Cloud expense in cost of revenue during 2018 was $92 million compared to $57 million in 2017 and $4 million in 2016.

Selling and Marketing

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	($ in millions)
Direct costs	$4,670	$4,360	$3,530	7%	24%
Indirect costs	1,097	938	837	17%	12%
Total selling and marketing	$5,767	$5,298	$4,367	9%	21%
% of revenue	51.4%	52.7%	49.8%
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
Selling and marketing expenses increased $469 million during 2018 compared to 2017 driven by an increase of $310 million of direct costs, including online and offline marketing expenses. Expedia Partner Solutions, Brand Expedia, Hotels.com and HomeAway accounted for the majority of the total direct cost increases, partially offset by a decrease at trivago. In addition, higher indirect costs of $159 million also contributed to the increase and were primarily driven by growth in personnel in the lodging supply organization. The decrease in selling and marketing expense as a percentage of revenue in 2018 from 2017 was largely due to leverage on direct costs primarily driven by the ongoing marketing rationalization efforts at trivago.
Selling and marketing expenses increased $931 million during 2017 compared to 2016 driven by an increase of $830 million of direct costs, including online and offline marketing expenses. trivago, Brand Expedia, Expedia Partner Solutions and Hotels.com accounted for the majority of the total direct cost increases. In addition, higher indirect costs of $101 million also contributed to the increase and were primarily driven by growth in personnel at Egencia as well as in the lodging supply organization.

Technology and Content

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	($ in millions)
Personnel and overhead	$796	$667	$600	19%	11%
Depreciation and amortization of technology assets	495	445	362	11%	23%
Other	326	275	273	18%	1%
Total technology and content	$1,617	$1,387	$1,235	17%	12%
% of revenue	14.4%	13.8%	14.1%
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
Technology and content expense increased $230 million for 2018 compared to 2017 primarily due to increased personnel and overhead costs of $129 million on higher headcount investments to develop our eCommerce platform and growth at HomeAway. Depreciation and amortization of technology assets also increased by $50 million. Other costs increased $51 million year-over-year primarily due to higher licensing and maintenance costs to support the growth of our technology platforms as well as higher cloud expenses.
Technology and content expense increased $152 million for 2017 primarily due to increased depreciation and amortization of technology assets of $83 million year-over-year. Personnel and overhead costs also increased $67 million on higher headcount. Other costs increased $2 million year-over-year primarily due to higher licensing and maintenance to support the growth of our technology platforms, partially offset by lower stock-based compensation of $9 million, including the impact of 2016 amounts related to the trivago employee stock option plan as described in NOTE 9 — Stock-Based Awards and Other Equity Instruments.
Cloud expense in technology and content during 2018 was $48 million, compared to $38 million in 2017 and $35 million in 2016.
General and Administrative

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	($ in millions)
Personnel and overhead	$520	$453	$411	15%	10%
Professional fees and other	288	223	267	29%	(17)%
Total general and administrative	$808	$676	$678	20%	—%
% of revenue	7.2%	6.7%	7.7%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.
General and administrative expense increased $132 million in 2018 compared to 2017 primarily related to higher personnel and overhead costs of $67 million resulting from increased headcount at corporate as well as the prior year reversal of approximately $41 million of previously recognized stock-based compensation expense related to the departure of our former CEO in September 2017.
General and administrative expense decreased $2 million in 2017 compared to 2016 primarily related to a decrease in professional fees and other on lower stock-based compensation of $64 million year-over-year, resulting from the 2017 reversal of approximately $41 million of previously recognized stock-based compensation expense related to the departure of our former CEO as well as the absence of certain 2016 stock-based compensation charges related to trivago, partially offset by an increase in professional fees. In addition, personnel and overhead expenses also increased $42 million primarily driven by the organic growth of the business.

Amortization and Impairment of Intangible Assets

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	($ in millions)
Amortization of intangible assets	$283	$275	$317	3%	(13)%
Impairment of intangible assets	42	—	35	N/A	N/A

Amortization of intangible assets increased $8 million in 2018 compared to 2017 primarily due to amortization related to new business acquisitions in the prior year. In 2017, amortization of intangible assets decreased $42 million compared to 2016 primarily due to the completion of amortization related to certain intangible assets, partially offset by $11 million of amortization related to new business acquisitions in 2017.

In 2018 and in 2016, we recorded an impairment loss of $42 million and $35 million related to indefinite-lived trade names within our Core OTA segment due to changes in estimated future revenue of the related brands.
Impairment of Goodwill

During 2018, we recognized a goodwill impairment charge of $86 million related to a reporting unit within our Core OTA segment. See NOTE 4 — Fair Value Measurements in the notes to the consolidated financial statements for further information.
Legal Reserves, Occupancy Tax and Other

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	($ in millions)
Legal reserves, occupancy tax and other	$(59)	$25	$27	N/A	(4)%
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
During 2018, we received a refund of prepaid pay-to-play payments of $78 million from the City of San Francisco and recorded a related gain in legal reserves, occupancy tax and other, which was partially offset by expense related to changes in our reserve related to hotel occupancy and other taxes for other jurisdictions.
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
Restructuring and Related Reorganization Charges
During 2018, we did not recognize any restructuring and related reorganization charges. However, during 2017 and 2016, in connection with activities to centralize and optimize certain operations as well as migrate technology platforms in the prior years, primarily related to previously disclosed acquisitions, we recognized $17 million and $56 million in restructuring and related reorganization charges, respectively.

Operating Income

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	($ in millions)
Operating income	$714	$625	$462	14%	35%
% of revenue	6.4%	6.2%	5.3%
In 2018, operating income increased primarily due to growth in revenue in excess of operating costs as well as the $78 million gain recognized related to the San Francisco pay-to-play refund in the current year, partially offset by current year impairment charges related to goodwill and intangible assets.
In 2017, operating income increased primarily due to growth in revenue and a decrease in most major expense categories as a percentage of revenue, partially offset by growth in sales and marketing as a percentage of revenue in 2017.
Adjusted EBITDA by Segment

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	($ in millions)
Core OTA	$2,305	$2,057	$1,956	12%	5%
trivago	16	5	35	186%	(84)%
HomeAway	288	202	175	43%	15%
Egencia	107	95	81	13%	18%
Unallocated overhead costs (Corporate)	(746)	(646)	(631)	(15)%	(3)%
Total Adjusted EBITDA(1)	$1,970	$1,713	$1,616	15%	6%
______________________________________
(1) Adjusted EBITDA is a non-GAAP measure. See "Definition and Reconciliation of Adjusted EBITDA" below for more information.
Adjusted EBITDA is our primary segment operating metric. See NOTE 18 — Segment Information in the notes to the consolidated financial statements for additional information on intersegment transactions, unallocated overhead costs and for a reconciliation of Adjusted EBITDA by segment to net income (loss) attributable to Expedia Group, Inc. for the periods presented above.
Core OTA Adjusted EBITDA increased $248 million during 2018, primarily due to an increase in revenue combined with a decrease in selling and marketing as a percentage of revenue in the current period. Adjusted EBITDA increased $101 million during 2017, primarily due to an increase of $797 million in revenue, partially offset by an increase in online marketing expense mostly at Brand Expedia, Expedia Partner Solutions and Hotels.com, and including an increase in online spend at trivago.
trivago Adjusted EBITDA increased $11 million during 2018. Beginning late in the second quarter of 2018, trivago started focusing on improved profitability and made significant reductions in its advertising spend as a result of this increased focus on reducing operating expenditures. trivago Adjusted EBITDA declined $30 million during 2017. The deterioration was largely driven by a sudden change in advertiser bidding at the end of the second quarter of 2017 resulting in a sharp decline in revenue growth. Marketing spend, in particular pre-committed television spend, could not be adjusted to an optimal level timely enough and resulted in the declining profitability.
HomeAway Adjusted EBITDA increased $86 million during 2018 due to an increase of $265 million in revenue, partially offset by higher operating expenses from planned investments in performance-based marketing as well as continued investing in both customer and supplier facing products, and HomeAway's migration to the cloud. HomeAway Adjusted EBITDA increased $27 million during 2017 due to an increase of $217 million in revenue, partially offset by higher selling and marketing and technology and content expense. During 2017, HomeAway continued to invest in offline and online brand marketing to bring more demand to its supply base and in growing its product and technology teams.
Egencia Adjusted EBITDA increased $12 million during 2018 primarily due to an increase in revenue of $80 million as a result of adding new corporate clients and room night growth, partially offset by investments in customer service and product to further differentiate Egencia. Egencia Adjusted EBITDA increased $14 million in 2017 primarily due to an increase in revenue of $59 million as a result of adding new corporate clients and room night growth as well as scale efficiencies, partially offset by investments in sales, product and technology.
Unallocated overhead costs increased $100 million during 2018 primarily due to higher general and administrative personnel and overhead costs as well as higher technology and content expense to support investments in our eCommerce platform. Unallocated overhead costs increased $15 million during 2017 primarily due to higher general and administrative professional fees as well as personnel and overhead costs, partially offset by lower technology and content expense as we lapped over an accelerated pace of technology hiring in 2016.
Interest Income and Expense

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	($ in millions)
Interest income	$71	$34	$20	108%	73%
Interest expense	(190)	(182)	(173)	5%	5%
Interest income increased in 2018 compared to 2017 primarily due to interest income recognized on the San Francisco pay-to-play refund mentioned above of $19 million as well as higher invested balances and to a lesser extent higher rates of return. Interest income increased in 2017 compared to 2016 primarily due to higher invested balances and to a lesser extent higher rates of return.
Interest expense increased in 2018 compared to 2017 primarily as a full year of interest on the $1 billion senior unsecured notes issued in September 2017, partially offset by lower interest expense due to the August 2018 maturity of our $500 million senior unsecured notes. Interest expense increased in 2017 compared to 2016 primarily as a result of additional interest on the $1 billion senior unsecured notes issued in September 2017.
As of December 31, 2018, 2017 and 2016, our senior unsecured notes indebtedness totaled $3.7 billion, $4.2 billion and $3.2 billion, respectively.
Other, Net
Other, net is comprised of the following:

	Year ended December 31,
	2018	2017	2016
	(In millions)
Foreign exchange rate gains (losses), net	$3	$(46)	$(15)
Losses on minority equity investments, net	(111)	(14)	(12)
Other	(2)	—	(5)
Total other, net	$(110)	$(60)	$(32)
During 2018, the losses on minority equity investments, net related to fair value changes in our investment in Despegar, a publicly traded company, partially offset by $33 million of gains related to minority investments without readily determinable fair values for which recently observable and orderly transactions for similar investments occurred during the year. See NOTE 2 — Significant Accounting Policies – Recently Adopted Accounting Policies – Recognition and Measurement of Financial Instruments for more information on the related new accounting guidance for minority equity investments adopted in 2018.
Provision for Income Taxes

	Year ended December 31,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	($ in millions)
Provision for income taxes	$87	$45	$16	94%	196%
Effective tax rate	18.1%	10.9%	5.5%
Our effective tax rate for 2018 was lower than the 21% federal statutory rate primarily due to earnings in foreign jurisdictions outside of the United States, predominately Switzerland, where our statutory income tax rate is lower, as well as excess tax benefits related to stock-based payments and foreign-derived intangible income ("FDII"). The net increase in our effective rate for 2018 compared to 2017 was primarily driven by the Tax Act, the 2018 non-deductible goodwill impairments as discussed in NOTE 4 — Fair Value Measurements in the notes to the consolidated financial statements and a decrease in the excess tax benefits related to stock-based payments.
Our effective tax rate for 2017 was lower than the 35% federal statutory rate due to earnings in foreign jurisdictions outside of the United States well as excess tax benefits related to stock-based payments. The net increase in our effective rate for 2017 compared to 2016 was primarily due to one-time tax benefits in 2016 including release of a valuation allowance and return to provision true-ups, as well as an increase in losses generated in foreign jurisdictions at tax rates below the 35% federal statutory rate. The effects of the provisional income inclusion for the deemed repatriation transition tax pursuant to the Tax Act were negated by the benefit of the provisional remeasurement of our net deferred tax liability.
Our effective tax rate for 2016 was lower than the 35% federal statutory rate due to earnings in foreign jurisdictions outside of the United States as well as the tax benefits from the adoption of new accounting guidance related to stock-based compensation and the release of valuation allowances in the United Kingdom and Germany on cumulative foreign net operating losses for which it is more likely than not the tax benefit will be realized.
For additional information including additional information on the impacts of the Tax Act, see NOTE 10 — Income Taxes in the notes to the consolidated financial statements.
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
Adjusted EBITDA is defined as net income (loss) attributable to Expedia Group, Inc. adjusted for (1) net income (loss) attributable to non-controlling interests; (2) provision for income taxes; (3) total other expenses, net; (4) stock-based compensation expense, including compensation expense related to certain subsidiary equity plans; (5) acquisition-related impacts, including (i) amortization of intangible assets and goodwill and intangible asset impairment, (ii) gains (losses) recognized on changes in the value of contingent consideration arrangements, if any, and (iii) upfront consideration paid to settle employee compensation plans of the acquiree, if any; (6) certain other items, including restructuring; (7) items included in legal reserves, occupancy tax and other; (8) that portion of gains (losses) on revenue hedging activities that are included in other, net that relate to revenue recognized in the period; and (9) depreciation.
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

The reconciliation of net income attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Year ended December 31,
	2018	2017	2016
	(In millions)
Net income attributable to Expedia Group, Inc.	$406	$378	$282
Net loss attributable to non-controlling interests	(8)	(6)	(21)
Provision for income taxes	87	45	16
Total other expense, net	229	208	185
Operating income	714	625	462
Gain (loss) on revenue hedges related to revenue recognized	25	8	13
Restructuring and related reorganization charges, excluding stock-based compensation	—	17	43
Legal reserves, occupancy tax and other	(59)	25	27
Stock-based compensation	203	149	242
Amortization of intangible assets	283	275	317
Impairment of goodwill	86	—	—
Impairment of intangible assets	42	—	35
Depreciation	676	614	477
Adjusted EBITDA	$1,970	$1,713	$1,616
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $2.5 billion and $3.3 billion at December 31, 2018 and 2017, and our $2 billion revolving credit facility, which is essentially untapped and expires in May 2023.
As of December 31, 2018, the total cash and cash equivalents and short-term investments held outside the United States was $1.2 billion ($1.0 billion in wholly-owned foreign subsidiaries and $220 million in majority-owned subsidiaries). The amount of undistributed earnings in foreign subsidiaries where the foreign subsidiary has or will invest undistributed earnings indefinitely outside of the United States, and for which future distributions could be taxable, was $104 million as of December 31, 2018. The unrecognized deferred tax liability related to the U.S. federal income tax consequences of these earnings was $22 million as of December 31, 2018.
The revolving credit facility, which was amended in 2018 to increase the borrowing capacity to $2 billion, extend the expiration to May 2023, and reduce the interest rate on loans under the facility (as disclosed herein), bears interest based on the Company’s credit ratings with the applicable interest rate on drawn amounts at LIBOR plus 125 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of December 31, 2018. The facility contains various restrictive covenants, including a maximum permissible leverage ratio and a minimum permissible interest coverage ratio. As of December 31, 2018, the maximum permissible leverage ratio and the minimum interest coverage were 4.00 to 1.00 and 2.75 to 1.00, respectively.
Our credit ratings are periodically reviewed by rating agencies. As of December 31, 2018, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited to access to capital markets, which could have a material impact on our financial condition and results of operations.
As of December 31, 2018, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95% (the “5.95% Notes”), $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5% (the “4.5% Notes”), Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5% (the "2.5% Notes"), $750 million of registered senior unsecured notes due in February 2026 that bear interest at 5.0% ("the 5.0% Notes") and the $1 billion of registered senior unsecured notes due in February 2028 that bear interest at 3.8% ("the 3.8%

Notes"). In August 2018, our $500 million in registered senior unsecured notes that bore interest at 7.456% matured and the balance was repaid.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital related to merchant hotel transactions will positively impact operating cash flows. However, we are using both the merchant model and the agency model in many of our markets. If the merchant hotel model declines relative to our other business models that generally consume working capital such as agency hotel, managed corporate travel, advertising or certain Expedia Partner Solutions relationships, or if there are changes to the merchant model, supplier payment terms, or booking patterns that compress the time period between our receipt of cash from travelers and our payment to suppliers, such as with mobile bookings via smartphones, our overall working capital benefits could be reduced, eliminated or even reversed. Our future working capital benefits could also be impacted by HomeAway's continued shift to become the merchant of record on more of its transactions.
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
As of December 31, 2018, we had a deficit in our working capital of $2.9 billion, compared to a deficit of $2.3 billion as of December 31, 2017. The change in the deficit was primarily due to investing and financing activities, including capital expenditures and purchase of treasury stock, partially offset by operating cash flows.
We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, we began our expansion into the cloud computing environment. While our cloud computing expenses have increased and are expected to continue to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to our data centers over time. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Excluding capital expenditures associated with the build out of our new corporate headquarters, we expect total capital expenditures for full year 2019 to increase over 2018 spending levels. For the new headquarters, we expect to spend approximately $900 million. Of the total, approximately $30 million was spent in 2016, approximately $70 million in 2017 and approximately $190 million in 2018. During 2019 and 2020, we expect to spend $425 to $475 million and $135 to $185 million, respectively. However, the timing of spend could shift as we progress toward completion of the project and total spend estimates could increase due to impacts from any additional tariffs.
Our cash flows are as follows:

	Year ended December 31,			$ Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	(In millions)
Cash provided by (used in) operations:
Operating activities	$1,975	$1,845	$1,549	$130	$296
Investing activities	(559)	(1,581)	(718)	1,022	(863)
Financing activities	(1,489)	688	(691)	(2,177)	1,379
Effect of foreign exchange rate changes on cash and cash equivalents	(139)	147	(35)	(286)	182
In 2018, net cash provided by operating activities increased by $130 million primarily due to higher operating income after adjusting for impacts of depreciation, amortization, and impairments and a refund of "pay-to-play" hotel occupancy tax amounts, partially offset by a decrease in benefits from working capital changes, including lower merchant liability benefits and higher cash paid for taxes. In 2017, net cash provided by operating activities increased by $296 million primarily due to increased benefits from working capital changes driven mostly from a change in merchant liabilities.
In 2018, $1,022 million less cash was used in investing activities primarily due to net sales of investments of $334 million in the current year compared to net purchases of investments of $715 million in the prior year and higher cash used for acquisitions in 2017, partially offset by higher current year capital expenditures primarily related to our new corporate headquarters. In 2017, cash used in investing activities increased by $863 million due to net purchase of investments of $715 million in 2017 compared to cash provided by net sales of investments of $16 million in 2016 and an increase of cash used for acquisitions of $168 million in 2017. These increases were partially offset by $6 million cash inflow in the 2017 due to the net settlement of foreign currency forwards compared to $53 million cash outflow in 2016 as well as lower capital expenditures of $39 million in 2017.
Cash used in financing activities in 2018 primarily included cash paid to acquire shares of $923 million, including the repurchased shares under the authorizations discussed below, the $500 million long-term debt repayment and a $186 million cash dividend payment, partially offset by $166 million of proceeds from the exercise of options and employee stock purchase plans. Cash provided by financing activities in 2017 primarily included $990 million of net proceeds from the issuance of 3.8% Notes as well as $229 million of proceeds from the exercise of options and employee stock purchase plans, partially offset by cash paid to acquire shares of $312 million and a $176 million cash dividend payment. Cash used in financing activities in 2016 primarily included cash paid to acquire shares of $456 million, the repayment of $401 million of HomeAway Convertible Notes and $150 million cash dividend payment, partially offset by $215 million of net proceeds from the initial public offering of trivago as well as $141 million of proceeds from the exercise of options and employee stock purchase plans.
During 2012, 2010, and 2006, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock during each of the respective years, during 2015 authorized a repurchase of up to 10 million shares of our common stock, and during 2018 authorized a repurchase of up to 15 million shares of our common stock for a total of 85 million shares. Shares repurchased under the authorized programs were as follows:

	Year ended December 31,
	2018	2017	2016
Number of shares repurchased	7.7 million	2.3 million	4.0 million
Average price per share	$117.02	$127.04	$109.64
Total cost of repurchases (in millions)(1)	$903	$294	$436
 ______________________________________

(1)	Amount excludes transaction costs.
As of December 31, 2018, 12.2 million shares remain authorized for repurchase under the 2018 authorization with no fixed termination date for the repurchases.
Our common stock dividend was $1.24 per share for 2018, $1.16 per share for 2017 and $1.00 per share for 2016. See NOTE 12 — Stockholders’ Equity in the notes to consolidated financial statements for a detail of the quarterly dividend payments by year. In addition, in February 2019, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.32 per share of outstanding common stock payable on March 27, 2019 to the stockholders of record as of the close of business on March 7, 2019. Future declarations of dividends are subject to final determination by our Board of Directors.
Foreign exchange rate changes resulted in a reduction of our cash balances denominated in foreign currency in 2018 of $139 million reflecting net depreciations in foreign currencies during 2018. Foreign exchange rate changes resulted in increases in our cash balances denominated in foreign currency in 2017 of $147 million reflecting net appreciations in foreign currencies during 2017. Foreign exchange rate changes resulted in reduction in our cash balances denominated in foreign currency in 2016 of $35 million reflecting net depreciations in foreign currencies during 2016.
In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost of availability of future borrowings, including refinancing, if any, will be available on terms acceptable to us.

Contractual Obligations and Commercial Commitments
The following table presents our material contractual obligations and commercial commitments as of December 31, 2018:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Senior notes debt (1)	$4,723	$161	$1,028	$959	$2,575
Property leases (2)	919	156	235	167	361
Purchase obligations (3)	683	352	266	65	—
Guarantees (4)	59	59	—	—	—
Letters of credit (4)	28	13	11	—	4
Total(5)	$6,412	$741	$1,540	$1,191	$2,940
 ____________________

(1)
Our 5.95% Notes, 2.5% Notes, 4.5% Notes, 5.0% and 3.8% Notes include interest payments through maturity in 2020, 2022, 2024, 2026 and 2028 respectively, based on the stated fixed rates. For the 2.5% Notes, the December 31, 2018 Euro exchange rate was used to convert the Euro 650 million to U.S. Dollars and calculate the related U.S. Dollar interest payments.

(2)
Property leases include operating leases for office space and related office equipment as well as leases that have been accounted for as build-to-suit lease arrangements. We account for these leases on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Lease obligations expire at various dates with the latest maturity in 2031.

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

(5)	Excludes $230 million of net unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.
Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2018.
Certain Relationships and Related Party Transactions
For a discussion of certain relationships and related party transactions, see NOTE 17 — Related Party Transactions in the notes to the consolidated financial statements.
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

Interest Rate Risk
In August 2010, we issued $750 million senior unsecured notes with a fixed rate of 5.95%. In August 2014, we issued $500 million senior unsecured notes with a fixed rate of 4.5%. In June 2015, we issued Euro 650 million of senior unsecured notes with a fixed rate of 2.5%. (See “Foreign Exchange Risk” below for further discussion or our 2.5% Notes.) In December 2015, we issued $750 million of senior unsecured notes with a fixed rate of 5.0%. In September 2017, we issued $1 billion of senior unsecured notes with a fixed rate of 3.8%. As a result, if market interest rates decline, our required payments will exceed those based on market rates. The fair values of our 5.95% Notes, 2.5% Notes, 4.5% Notes, 5.0% Notes and 3.8% Notes were approximately $778 million, $771 million, $504 million, $760 million and $915 million as of December 31, 2018 as calculated based on quoted market prices in less active markets at year end. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our 5.95% Notes by approximately $6 million, our 2.5% Notes by approximately $12 million, our 4.5% Notes by approximately $12 million, our 5.0% Notes by approximately $22 million and our 3.8% Notes by approximately $35 million.
We maintain a $2 billion revolving credit facility, which bears interest based on market rates plus a spread determined by our credit ratings. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility. As of December 31, 2018 and 2017, we had no revolving credit facility borrowings outstanding.
We did not experience any significant impact from changes in interest rates for the years ended December 31, 2018, 2017 or 2016.
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
To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2018 and 2017, we had a net forward asset of $22 million and $6 million included in prepaid expenses and other current assets. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.
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
Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $23 million based on our foreign currency forward positions (including the impact of forward positions economically hedging our merchant revenue exposures) and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2018. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.
During 2018, 2017 and 2016, we recorded net foreign exchange rate gains of approximately $3 million ($38 million loss excluding the contracts economically hedging our forecasted merchant revenue), net foreign exchange rate losses of approximately $46 million ($40 million loss excluding the contracts economically hedging our forecasted merchant revenue) and net foreign exchange rate losses of approximately $15 million ($30 million loss excluding the contracts economically hedging our forecasted merchant revenue). As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.
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
Part II. Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Part II. Item 9A. Controls and Procedures
Changes in Internal Control over Financial Reporting.
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Expedia Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Expedia Group, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Expedia Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 7, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/Ernst & Young LLP

Seattle, Washington
February 7, 2019

Part II. Item 9B. Other Information
None.
Part III.
We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2019 annual meeting of stockholders (the “2019 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018.
Part III. Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement and incorporated herein by reference.
Part III. Item 11. Executive Compensation
The information required by this item is included under the captions “Election of Directors —Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2019 Proxy Statement and incorporated herein by reference.
Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2019 Proxy Statement and incorporated herein by reference.
Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2019 Proxy Statement and incorporated herein by reference.
Part III. Item 14. Principal Accounting Fees and Services
The information required by this item is included under the caption “Audit Committee Report” in the 2019 Proxy Statement and incorporated herein by reference.
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

(a)(3) Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated Expedia, Inc., as Issuer, the Guarantors party thereto, and BNP Paribas, Goldman, Sachs & Co., J.P. Morgan Securities plc, as Representatives of the several Underwriters (relating to the Fourth Supplemental Indenture on Exhibit 4.6)		8-K	000-51447	1.1	6/3/2015

2.1	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.	8-K	000-51447	2.1	12/21/2012
2.2	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.	8-K	000-51447	2.2	12/21/2012
2.3	Purchase and Sale Agreement (Cruise), dated March 10, 2015, by and between Immunex Corporation and Cruise, LLC	8-K	000-51447	10.1	4/2/2015
2.4	First Amendment to Purchase and Sale, dated March 25, 2015, by and between Immunex Corporation and Cruise, LLC	8-K	000-51447	10.2	4/2/2015
2.5	Share Purchase Agreement, dated May 22, 2015, by and among Expedia, Inc., Expedia Asia Pacific - Alpha Limited, Ctrip.com International, Ltd., C-Travel International Limited, Luxuriant Holdings Limited, Keystone Lodging Holdings Limited and Plateno Group Limited	8-K	000-51447	2.1	5/22/2015
3.1	Restated Certificate of Incorporation of Expedia Group, Inc.	8-K	000-51447	3.2	3/27/2018
3.2	Expedia Group, Inc. General By-Laws Amended and Restated as of March 26, 2018	8-K	000-51447	3.3	3/27/2018
4.1	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020	8-K	000-51447	4.1	8/10/2010
4.2	Ninth Supplemental Indenture, dated as of September 30, 2016, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37429	4.1	10/3/2016
4.3	Indenture, dated as of August 13, 2014, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	000-51447	4.1	8/18/2014
4.4	First Supplemental Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 4.500% Senior Notes due 2024	8-K	000-51447	4.2	8/18/2014
4.5	Fourth Supplemental Indenture, dated as of June 3, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 2.500% Senior Notes due 2022	8-K	000-51447	4.2	6/3/2015
4.6	Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.000% Senior Notes due 2026	8-K	001-37429	4.1	12/8/2015

4.7	Indenture, dated as of September 21, 2017, among Expedia, Inc., the guarantors party thereto and U.S. Bank National Association	8-K	001-37429	4.1	9/21/2017
10.1	Amended and Restated Governance Agreement among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011	8-K	000-51447	10.1	12/27/2011
10.2	Assignment and Assumption of Governance Agreement, among Liberty Expedia holdings, Inc., LEXE Marginco, LLC, LEXEB, LLC, Liberty Interactive Corporation, Barry Diller and Expedia, Inc., dated as of November 4, 2016	8-K*†	001-37938	10.6	11/7/2016
10.3	Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011	10-K	000-51447	10.11	2/10/2012
10.4	Assignment and Assumption of Stockholders Agreement, by and among Liberty Expedia Holdings, Inc., Liberty Interactive Corporation and Barry Diller, dated November 4, 2016	8-K*†	001-37938	10.7	11/7/2016
10.5	Amendment No. 1 to Stockholders Agreement, by and between Liberty Expedia Holdings, Inc. and Barry Diller, dated November 4, 2016	8-K*†	001-37938	10.8	11/7/2016
10.6	Letter Agreement, dated as of March 6, 2018, by and among Liberty Expedia Holdings, Inc., Liberty Interactive Corporation, Barry Diller, John C. Malone and Leslie Malone.	8-K*†	001-37938	10.1	3/7/2018
10.7	Amended and Restated Transaction Agreement, by and among Liberty Interactive Corporation, Liberty Expedia Holdings, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of September 22, 2016	S-4/A*†	333-210377	10.13	9/23/2016
10.8	Assignment Agreement, by and between Barry Diller and Liberty Expedia Holdings, Inc., dated November 4, 2016	8-K*†	001-37938	10.10	11/7/2016
10.9	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011	8-K	000-51447	10.2	12/27/2011
10.10	Services Agreement by and between HomeAway.com, Inc. and Keystone Strategy LLC, dated April 1, 2017	10-Q	001-37429	10.1	7/28/2017
10.11	Amended and Restated Credit Agreement dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; Hotwire, Inc., a Delaware corporation, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	8-K	000-51447	10.1	9/11/2014
10.12	First Amendment, dated as of February 4, 2016, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	8-K	001-37429	10.1	2/8/2016

10.13	Second Amendment, dated as December 22, 2016, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent		10-K	001-37429	10.14	2/10/2017
10.14	Third Amendment, dated as of April 25, 2017, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent		10-Q	001-37429	10.1	4/28/2017
10.15	Fourth Amendment, dated as of May 31, 2018, among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent.		8-K	001-37429	10.1	6/1/2018
10.16	Fifth Amendment, dated as of September 10, 2018, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent		10-Q	001-37429	10.1	10/26/2018
10.17
Sixth Amendment, dated as of December 28, 2018, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent
		X
10.18	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007		10-Q	000-51447	10.1	8/3/2007
10.19*	Fourth Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	001-37429	App. A	8/23/2016
10.20*	Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan		S-8	333-206990	99.1	9/17/2015
10.21*	HomeAway, Inc. 2011 Equity Incentive Plan		S-8	333-208548	99.10	12/15/2015
10.22*	Expedia Group, Inc. 2013 Employee Stock Purchase Plan, as Amended and Restated	X
10.23*	Expedia Group, Inc. 2013 International Employee Stock Purchase Plan, As Amended and Restated	X

10.24*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.1	8/1/2014
10.25*	Form of Expedia, Inc. Restricted Stock Unit Agreement		10-K	001-37429	10.22	2/10/2017
10.26*	Form of Expedia Group, Inc. Restricted Stock Unit Agreement		10-Q	001-37429	10.1	4/27/2018
10.27*	Form of Expedia, Inc. Stock Option Agreement		10-K	001-37429	10.23	2/10/2017
10.28*	Form of Expedia Group, Inc. Stock Option Agreement		10-Q	001-37429	10.2	4/27/2018
10.29*	Form of Expedia, Inc. 2018 Performance-Based Stock Option Agreement		10-Q	001-37429	10.3	4/27/2018
10.30*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	2/19/2009
10.31*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	2/19/2009
10.32*	First Amendment of the Executive Deferred Compensation Plan, effective as of December 31, 2014		10-K	000-51447	10.20	2/6/2015
10.33*	Employment Agreement between Mark Okerstrom and Expedia, Inc., effective September 15, 2017		8-K/A	001-37429	10.1	9/21/2017
10.34*	Expedia, Inc. Stock Option Agreement for Mark D. Okerstrom, dated as of March 7, 2016		8-K	001-37429	10.2	3/9/2016
10.35*	Expedia, Inc. Stock Option Agreement for Mark D. Okerstrom, dated as of March 7, 2016 (Performance Options)		8-K	001-37429	10.3	3/9/2016
10.36*	Stock Option Agreement between Mark Okerstrom and Expedia, Inc., effective September 15, 2017 (Performance Options)		8-K/A	001-37429	10.2	9/21/2017
10.37*	Stock Option Agreement between Mark D. Okerstrom and Expedia, Inc., effective as of March 2, 2018 (Performance-Based Options)		10-Q	001-37429	10.4	4/27/2018
10.38*	Employment Agreement between Alan Pickerill and Expedia, Inc., effective September 15, 2017		8-K/A	001-37429	10.3	9/21/2017
10.39*	Stock Option Agreement between Alan R. Pickerill and Expedia, Inc., effective as of March 2, 2018 (Performance-Based Options)		10-Q	001-37429	10.5	4/27/2018
10.40*	Amended and Restated Employment Agreement between Robert J. Dzielak and Expedia, Inc., effective March 3, 2018		8-K	001-37429	10.1	3/7/2018
10.41*	Stock Option Agreement between Robert J. Dzielak and Expedia, Inc., effective March 2, 2018 (Performance-Based Options)		10-Q	001-37429	10.6	4/27/2018
10.42*	Stock Option Agreement between Robert J. Dzielak and Expedia, Inc., effective March 2, 2018 (Cliff Vest Options)		10-Q	001-37429	10.7	4/27/2018
10.43*	Equity Treatment Agreement between Dara Khosrowshahi and Expedia, Inc., effective September 20, 2017		8-K/A	001-37429	10.4	9/21/2017
10.44*	Expedia, Inc. Stock Option Agreement for Dara Khosrowshahi, dated as of March 31, 2015 (Performance Options)		8-K	000-51447	10.3	4/1/2015
10.45*	Expedia Group, Inc. Restricted Stock Unit Agreement between Peter M. Kern and Expedia Group, Inc., dated as of August 17, 2018	X
10.46*	Form Expedia, Inc. Stock Option Agreement	X
21	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.3***	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
X

*	Indicates a management contract or compensatory plan or arrangement.
*†	Indicates reference to filing of Liberty Expedia Holdings, Inc.
***	Furnished herewith

Part IV. Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia Group, Inc.

By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom Chief Executive Officer
February 7, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 7, 2019.

Signature	Title

/s/ MARK D. OKERSTROM	Chief Executive Officer, President and Director
Mark D. Okerstrom	(Principal Executive Officer)

/s/ ALAN PICKERILL	Chief Financial Officer
Alan Pickerill	(Principal Financial Officer)

/s/ LANCE A. SOLIDAY	Chief Accounting Officer and Controller
Lance A. Soliday	(Principal Accounting Officer)

/s/ BARRY DILLER	Director (Chairman of the Board)
Barry Diller

/s/ PETER M. KERN	Director (Vice Chairman)
Peter M. Kern

/s/ SUSAN C. ATHEY	Director
Susan C. Athey

/s/ A. GEORGE BATTLE	Director
A. George Battle

/s/ COURTNEE A. CHUN	Director
Courtnee A. Chun

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ PAMELA L. COE	Director
Pamela L. Coe

/s/ JONATHAN L. DOLGEN	Director
Jonathan L. Dolgen

/s/ CRAIG A. JACOBSON	Director
Craig A. Jacobson

/s/ VICTOR A. KAUFMAN	Director
Victor A. Kaufman

/s/ DARA KHOSROWSHAHI	Director
Dara Khosrowshahi

/s/ SCOTT RUDIN	Director
Scott Rudin

/s/ CHRISTOPHER W. SHEAN	Director
Christopher W. Shean

/s/ ALEXANDER VON FURSTENBERG	Director
Alexander von Furstenberg

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Expedia Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Expedia Group, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2019 expressed an unqualified opinion thereon.

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
Seattle, Washington
February 7, 2019

Consolidated Financial Statements

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017	2016
	(In millions, except for per share data)
Revenue	$11,223	$10,060	$8,774
Costs and expenses:
Cost of revenue (1)	1,965	1,757	1,597
Selling and marketing (1)	5,767	5,298	4,367
Technology and content (1)	1,617	1,387	1,235
General and administrative (1)	808	676	678
Amortization of intangible assets	283	275	317
Impairment of goodwill	86	—	—
Impairment of intangible assets	42	—	35
Legal reserves, occupancy tax and other	(59)	25	27
Restructuring and related reorganization charges (1)	—	17	56
Operating income	714	625	462
Other income (expense):
Interest income	71	34	20
Interest expense	(190)	(182)	(173)
Other, net	(110)	(60)	(32)
Total other expense, net	(229)	(208)	(185)
Income before income taxes	485	417	277
Provision for income taxes	(87)	(45)	(16)
Net income	398	372	261
Net loss attributable to non-controlling interests	8	6	21
Net income attributable to Expedia Group, Inc.	$406	$378	$282
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$2.71	$2.49	$1.87
Diluted	2.65	2.42	1.82
Shares used in computing earnings per share (000's):
Basic	149,961	151,619	150,367
Diluted	152,889	156,385	154,517

(1) Includes stock-based compensation as follows:
Cost of revenue	$11	$10	$11
Selling and marketing	44	40	47
Technology and content	61	55	63
General and administrative	87	44	108
Restructuring and related reorganization charges	—	—	13

See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2018	2017	2016
	(In millions)
Net income	$398	$372	$261
Other comprehensive income (loss), net of tax
Currency translation adjustments, net of taxes	(86)	189	(10)
Unrealized losses on available for sale securities, net of taxes	—	(7)	—
Other comprehensive income (loss), net of tax	(86)	182	(10)
Comprehensive income	312	554	251
Less: Comprehensive income (loss) attributable to non-controlling interests	(26)	45	(29)
Comprehensive income attributable to Expedia Group, Inc.	$338	$509	$280

See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,443	$2,847
Restricted cash and cash equivalents	259	69
Short-term investments	28	468
Accounts receivable, net of allowance of $34 and $31	2,151	1,866
Income taxes receivable	24	21
Prepaid expenses and other current assets	292	269
Total current assets	5,197	5,540
Property and equipment, net	1,877	1,575
Long-term investments and other assets	778	845
Deferred income taxes	69	18
Intangible assets, net	1,992	2,309
Goodwill	8,120	8,229
TOTAL ASSETS	$18,033	$18,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,699	$1,838
Accounts payable, other	788	698
Deferred merchant bookings	4,327	3,219
Deferred revenue	364	326
Income taxes payable	74	33
Accrued expenses and other current liabilities	808	1,265
Current maturities of long-term debt	—	500
Total current liabilities	8,060	7,879
Long-term debt, excluding current maturities	3,717	3,749
Deferred income taxes	69	329
Other long-term liabilities	506	408
Commitments and contingencies
Redeemable non-controlling interests	30	22
Stockholders’ equity:
Common stock $.0001 par value	—	—
Authorized shares: 1,600,000
Shares issued: 231,493 and 228,467
Shares outstanding: 134,334 and 138,939
Class B common stock $.0001 par value	—	—
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	9,549	9,163
Treasury stock — Common stock, at cost	(5,742)	(4,822)
Shares: 97,159 and 89,528
Retained earnings	517	331
Accumulated other comprehensive income (loss)	(220)	(149)
Total Expedia Group, Inc. stockholders’ equity	4,104	4,523
Non-redeemable non-controlling interests	1,547	1,606
Total stockholders’ equity	5,651	6,129
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,033	$18,516
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2015	220,383,124	$—	12,799,999	$—	$8,697	82,923,771	$(4,055)	$508	$(285)	$65	$4,930
Net income (excludes $23 of net loss attributable to redeemable non-controlling interest)								282		2	284
Other comprehensive income (loss), net of taxes									(1)	—	(1)
Payment of dividends to stockholders (declared at $1.00 per share)					—			(150)			(150)
Proceeds from exercise of equity instruments and employee stock purchase plans	3,413,505	—			141						141
Withholding taxes for stock options					(1)						(1)
Issuance of common stock in connection with acquisitions	513,140	—			—						—
Treasury stock activity related to vesting of equity instruments						174,378	(20)				(20)
Common stock repurchases						3,979,170	(436)				(436)
Impact of adoption of new accounting guidance related to stock-based compensation					10			(7)			3
Adjustment to the fair value of redeemable non-controlling interests					(344)			(504)			(848)
Change in ownership of non-controlling interest related to trivago initial public offering ("IPO")					(32)				6	26	—
Transfer from redeemable non-controlling interests					—					1,381	1,381
Proceeds related to trivago IPO, net of fees and expenses					125					85	210
Stock-based compensation expense					196						196
Other					2					2	4
Balance as of December 31, 2016	224,309,769	—	12,799,999	—	8,794	87,077,319	(4,511)	129	(280)	1,561	5,693
Net income (excludes $3 of net income attributable to redeemable non-controlling interest)								378		(9)	369
Other comprehensive income (loss), net of taxes									131	51	182
Payment of dividends to stockholders (declared at $1.16 per share)					—			(176)			(176)
Proceeds from exercise of equity instruments and employee stock purchase plans	3,982,546	—			228						228
Withholding taxes for stock options					(9)						(9)
Issuance of common stock in connection with acquisitions	175,040	—			—						—
Treasury stock activity related to vesting of equity instruments						133,319	(17)				(17)
Common stock repurchases						2,317,617	(294)				(294)
Other changes in non-controlling interests					3					3	6
Stock-based compensation expense					148						148
Other					(1)						(1)
Balance as of December 31, 2017	228,467,355	$—	12,799,999	$—	$9,163	89,528,255	$(4,822)	$331	$(149)	$1,606	$6,129

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Net income (excludes $1 of net income attributable to redeemable non-controlling interest)								406		(9)	397
Other comprehensive income (loss), net of taxes									(68)	(18)	(86)
Payment of dividends to stockholders (declared at $1.24 per share)								(186)			(186)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,850,591	—			166						166
Withholding taxes for stock options					(2)						(2)
Issuance of common stock in connection with acquisitions	175,040	—			—						—
Treasury stock activity related to vesting of equity instruments						179,783	(20)				(20)
Common stock repurchases						7,720,194	(904)				(904)
Proceeds from issuance of treasury stock					27	(269,646)	4				31
Adjustment to the fair value of redeemable non-controlling interests					—			(3)			(3)
Purchase of remaining interest in Air Asia					(5)					(57)	(62)
Other changes in non-controlling interests					(7)					25	18
Stock-based compensation expense					208						208
Impact of adoption of new accounting guidance								(31)	(3)		(34)
Other					(1)						(1)
Balance as of December 31, 2018	231,492,986	$—	12,799,999	$—	$9,549	97,158,586	$(5,742)	$517	$(220)	$1,547	$5,651

See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2018	2017	2016
	(In millions)
Operating activities:
Net income	$398	$372	$261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	676	614	477
Amortization of stock-based compensation	203	149	242
Amortization and impairment of intangible assets	325	275	352
Impairment of goodwill	86	—	—
Deferred income taxes	(308)	(103)	(14)
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	111	(79)	16
Realized (gain) loss on foreign currency forwards	(31)	(6)	53
Loss on minority equity investments, net	111	14	12
Other	22	(30)	(4)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(282)	(456)	(276)
Prepaid expenses and other assets	(29)	(71)	(45)
Accounts payable, merchant	(134)	316	184
Accounts payable, other, accrued expenses and other current liabilities	196	257	79
Tax payable/receivable, net	102	(30)	(100)
Deferred merchant bookings	489	593	261
Deferred revenue	40	30	51
Net cash provided by operating activities	1,975	1,845	1,549
Investing activities:
Capital expenditures, including internal-use software and website development	(878)	(710)	(749)
Purchases of investments	(1,803)	(1,811)	(45)
Sales and maturities of investments	2,137	1,096	61
Acquisitions, net of cash and restricted cash acquired	(53)	(169)	(1)
Other, net	38	13	16
Net cash used in investing activities	(559)	(1,581)	(718)
Financing activities:
Payment of long-term debt	(500)	—	—
Proceeds from issuance of long-term debt, net of issuance costs	—	990	(2)
Payment of HomeAway Convertible Notes	—	—	(401)
Purchases of treasury stock	(923)	(312)	(456)
Proceeds from issuance of treasury stock	31	—	—
Payment of dividends to stockholders	(186)	(176)	(150)
Proceeds from exercise of equity awards and employee stock purchase plan	166	229	141
Changes in controlled subsidiaries, net	(62)	(18)	208
Other, net	(15)	(25)	(31)
Net cash provided by (used in) financing activities	(1,489)	688	(691)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(139)	147	(35)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(212)	1,099	105
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	2,917	1,818	1,713
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$2,705	$2,917	$1,818
Supplemental cash flow information
Cash paid for interest	$196	$163	$154
Income tax payments, net	282	174	124
See notes to consolidated financial statements.

Expedia Group, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — Organization and Basis of Presentation
Description of Business
Expedia Group, Inc. and its subsidiaries (formerly "Expedia, Inc.") provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Brand Expedia®, Hotels.com®, Expedia® Partner Solutions, Egencia®, trivago® and HomeAway®, VRBO®, Orbitz®, Travelocity®,Wotif®, lastminute.com.au®, ebookers®, CheapTickets®, Hotwire®, Classic Vacations®, CarRentals.comTM, Expedia Local Expert®, Expedia® CruiseShipCenters®, SilverRail Technologies, Inc., ALICE® and Traveldoo®. In addition, many of these brands have related international points of sale. We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
Basis of Presentation
The accompanying consolidated financial statements include Expedia Group, Inc., our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We record our investments in entities that we do not control, but over which we have the ability to exercise significant influence, using the equity method. We have eliminated significant intercompany transactions and accounts.
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
NOTE 2 — Significant Accounting Policies
Consolidation
Our consolidated financial statements include the accounts of Expedia Group, Inc., our wholly-owned subsidiaries, and entities for which we control a majority of the entity’s outstanding common stock. We record non-controlling interest in our consolidated financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Non-controlling interest in the earnings and losses of consolidated subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated entities, which includes the non-controlling interest share of net income or loss from our redeemable and non-redeemable non-controlling interest entities. Upon closing of its initial public offering ("IPO") on December 16, 2016, trivago became a separately listed company on the Nasdaq Global Select Market and, therefore, is subject to its own reporting and filing requirements, which could result in possible differences that are not expected to be material to Expedia Group, Inc.
We characterize our minority interest in trivago, subsequent to its IPO, as a non-redeemable non-controlling interest and classify it as a component of stockholders’ equity in our consolidated financial statements. Non-controlling interests with shares redeemable at the option of the minority holders, such as trivago prior to its IPO, have been included in redeemable non-controlling interests. See “Redeemable Non-controlling Interest” below for further information.
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
For our primary transaction-based revenue sources, discussed below, we have determined net presentation (that is, the amount billed to a traveler less the amount paid to a supplier) is appropriate for the majority of our revenue transactions as the supplier is primarily responsible for providing the underlying travel services and we do not control the service provided by the supplier to the traveler. We exclude all taxes assessed by a government authority, if any, from the measurement of transaction prices that are imposed on our travel related services or collected by the Company from customers (which are therefore excluded from revenue).
We offer traditional travel services on a stand-alone and package basis generally either through the merchant or the agency business model.
Under the merchant model, we facilitate the booking of hotel rooms, alternative accommodations, airline seats, car rentals and destination services from our travel suppliers and we are the merchant of record for such bookings.
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
Our HomeAway business facilitates vacation rental bookings, earning per transaction commissions, traveler service fees or a combination, and provides subscription-based listing and other ancillary services to property owners and managers.
The nature of our travel booking service performance obligations vary based on the travel service with differences primarily related to the degree to which we provide post booking services to the traveler and the timing when rights and obligations are triggered in our underlying supplier agreements. We consider both the traveler and travel supplier as our customers.
Refer to NOTE 18 — Segment Information for revenue by business model and service type.
Lodging. Our lodging revenue is comprised of revenue recognized under the merchant, agency and HomeAway business models.
Merchant Hotel. We provide travelers access to book hotel room reservations through our contracts with lodging suppliers, which provide us with rates and availability information for rooms but for which we have no control over the rooms and do not bear inventory risk. Our travelers pay us for merchant hotel transactions prior to departing on their trip, generally when they book the reservation. We record the payment in deferred merchant bookings until the stayed night occurs, at which point we recognize the revenue, net of amounts paid to suppliers, as this is when our performance obligation is satisfied. In certain nonrefundable, nonchangeable transactions where we have no significant post booking services (primarily opaque hotel offerings), we record revenue when the traveler completes the transaction on our website, less a reserve for chargebacks and cancellations based on historical experience. Payments to suppliers are generally due within 30 days of check-in or stay. In certain instances when a supplier invoices us for less than the cost we accrued, we generally reduce our merchant accounts payable and the supplier costs within net revenue six months in arrears, net of an allowance, when we determine it is not probable that we will be required to pay the supplier, based on historical experience. Cancellation fees are collected and remitted to the supplier, if applicable.
Agency Hotel. We generally record agency revenue from the hotel when the stayed night occurs as we provide post booking services to the traveler and, thus consider the stay as when our performance obligation is satisfied. We record an allowance for cancellations on this revenue based on historical experience.
HomeAway. HomeAway’s lodging revenue is generally earned on a pay-per-booking or pay-per-subscription basis. Pay-per-booking arrangements are commission-based where rental property owners and managers bear the inventory risk, have latitude in setting the price and compensate HomeAway for facilitating bookings with travelers. Under pay-per-booking arrangements, each booking is a separate contract as listings are typically cancelable at any time and the related revenue, net of amounts paid to property owners, is recognized at check in, which is the point in time when our service to the traveler is complete. In pay-per-subscription contracts, property owners or managers purchase in advance online advertising services related to the listing of their properties for rent over a fixed term (typically one year). As the performance obligation is the listing service and is provided to the property owner or manager over the life of the listing period, the pay-per-subscription revenue is recognized on a straight-line basis over the listing period. HomeAway also charges a traveler service fee at the time of booking. The service fee charged to travelers provides compensation for HomeAway’s services, including but not limited to the use of HomeAway's website and a “Book with Confidence Guarantee” providing travelers with comprehensive payment protection and 24/7 traveler support. The performance obligation is to facilitate the booking of a property and assist travelers up to their check in process and, as such, the traveler service fee revenue is recognized at check-in. Revenue from other ancillary vacation rental services or products are recorded either upon delivery or when we provide the service.
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
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At January 1, 2018, $3.219 billion of cash advance cash payments was reported within deferred merchant bookings, $2.898 billion of which was recognized resulting in $421 million of revenue during the year ended December 31, 2018. At December 31, 2018, the related balance was $3.627 billion.
Travelers enrolled in our internally administered traveler loyalty rewards programs earn points for each eligible booking made which can be redeemed for free or discounted future bookings. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 30 Brand Expedia websites. Orbitz Rewards allows travelers to earn OrbucksSM, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, we defer the relative standalone selling price of earned points, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which points can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the points, that is when the travel service purchased with the loyalty award is satisfied. The majority of rewards expected to be redeemed are recognized within one to two years of being earned. At January 1, 2018, $619 million of deferred loyalty rewards was reported within deferred merchant bookings, all of which was recognized as revenue during the year ended December 31, 2018. At December 31, 2018, the related balance was $700 million.
Deferred Revenue. Deferred revenue primarily consists of HomeAway's traveler service fees received on bookings where we are not merchant of record due to the use of a third party payment processor, unearned subscription revenue as well as deferred advertising revenue. At January 1, 2018, $326 million was recorded as deferred revenue, $288 million of which was recognized as revenue during the year ended December 31, 2018. At December 31, 2018, the related balance was $364 million.
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
Cash, Restricted Cash, and Cash Equivalents
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

	December 31, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$2,443	$2,847
Restricted cash and cash equivalents	259	69
Restricted cash included within long-term investments and other assets	3	1
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flow	$2,705	$2,917
Short-term and Long-term Investments
We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Investments with remaining maturities of less than one year are classified within short-term investments. All other investments are classified within long-term investments and other assets.
We record investments using the equity method when we have the ability to exercise significant influence over the investee. As of January 1, 2018, minority equity investments with readily determinable fair values, such as our investment in Despegar.com Corp ("Despegar"), are carried at fair value with changes in fair value recorded through net income. Minority investments without readily determinable fair values are measured using the equity method, or measured at cost with observable price changes reflected through net income. We perform a qualitative assessment on a quarterly basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in other income (expense), net.
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
We establish assets and liabilities for the estimated construction costs incurred under lease arrangements where we are considered the owner for accounting purposes, pursuant to build-to-suit lease guidance, to the extent that we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon occupancy of these facilities, we assess whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If we continue to be the deemed owner for accounting purposes, the facilities are accounted for as financing obligations. As a result of our involvement in the construction project for a new office space of our trivago subsidiary, we recorded that lease under build-to-suit guidance. During 2018, trivago moved into its new office space at which point it was determined not to have met the sales-leaseback guidance resulting in our accounting for the lease as a financing obligation.
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
Income Taxes
We record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. The Tax Cuts and Jobs Act ("the Tax Act") enacted in December 2017 reduced the U.S. Corporate income tax rate from 35% to 21%, effective January 1, 2018. See NOTE 10 — Income Taxes for further information on the tax impacts of the Tax Act.

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
In relation to tax effects for accumulated other comprehensive income (loss) (“OCI”), our policy is to release the tax effects of amounts reclassified from accumulated OCI to pre-tax income (loss) from continuing operations. Any remaining tax effect in accumulated OCI is released following a portfolio approach.
The Tax Act creates a new requirement that global intangible low-taxed income ("GILTI") earned by our foreign subsidiaries must be included in gross U.S. taxable income, which we account for in the period incurred (the "period cost method").
Derivative Instruments
Derivative instruments are carried at fair value on our consolidated balance sheets. The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date.
At December 31, 2018 and 2017, our derivative instruments primarily consisted of foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. We do not hold or issue financial instruments for speculative or trading purposes.
In June 2015, we issued Euro 650 million of registered senior unsecured notes that are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The aggregate principal value of the 2.5% Notes is designated as a hedge of our net investment in certain Euro functional currency subsidiaries. The notes are measured at Euro to U.S. Dollar exchange rates at each balance sheet date and transaction gains or losses due to changes in rates are recorded in accumulated OCI. The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in accumulated OCI. Since the notional amount of the recorded Euro-denominated debt is less than the notional amount of our net investment, we do not expect to incur any ineffectiveness on this hedge.
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
Marketing Promotions
We periodically provide incentive offers to our customers to encourage booking of travel products and services. Generally, our incentive offers are as follows:
Current Discount Offers. These promotions include dollar or percent off discounts to be applied against current purchases. We record the discounts as reduction in revenue at the date we record the corresponding revenue transaction.
Inducement Offers. These promotions include discounts granted at the time of a current purchase to be applied against a future qualifying purchase. We treat inducement offers as a reduction to revenue based on estimated future redemption rates. We allocate the discount amount at the time of the offer between the current performance obligation and the potential future performance obligations based on our expected relative value of the transactions. We estimate our redemption rates using our historical experience for similar inducement offers.
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

Stock-Based Compensation
We measure and amortize the fair value of stock options and restricted stock units (“RSUs”) as follows:
Stock Options. Our employee stock options consist of service based awards, some of which also have market-based vesting conditions. We measure the value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option pricing models, for awards that contain market-based vesting conditions. The Black-Scholes valuation models incorporate various assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on historical volatility of our common stock and other relevant factors. We base our expected term assumptions on our historical experience and on the terms and conditions of the stock awards granted to employees. We amortize the fair value, net of actual forfeitures, over the remaining explicit vesting term in the case of service-based awards and the longer of the derived service period or the explicit service period for awards with market conditions on a straight-line basis. In addition, we classify certain employee option awards as liabilities when we deem it not probable that the employees holding the awards will bear the risk and rewards of stock ownership for a reasonable period of time. Such options are revalued at the end of each reporting period and upon settlement our total compensation expense recorded from grant date to settlement date will equal the settlement amount. The majority of our stock options vest over four years.
Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a three or four-year period. We measure the value of RSUs at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of actual forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. We record RSUs that may be settled by the holder in cash, rather than shares, as a liability and we remeasure these instruments at fair value at the end of each reporting period. Upon settlement of these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date. Performance-based RSUs vest upon achievement of certain company-based performance conditions and expense is recognized when it is probably the performance condition will be achieved.
Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value.

Earnings Per Share
We compute basic earnings per share by taking net income attributable to Expedia Group, Inc. available to common stockholders divided by the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. Diluted earnings per share include the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as if converted methods, as applicable. For additional information on how we compute earnings per share, see NOTE 13 — Earnings Per Share.
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
Occupancy and Other Taxes
Some states and localities impose taxes (e.g. transient occupancy, accommodation tax, sales tax, and/or business privilege tax) on the use or occupancy of hotel accommodations or other traveler services. Generally, hotels collect taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the applicable tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In all but a limited number of jurisdictions, we do not collect or remit taxes, nor do we pay taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such taxes. More recently, a limited number of taxing jurisdictions have made similar claims against

HomeAway for tax amounts due on the rental amounts charged by owners of vacation rental properties or for taxes on HomeAway’s services. HomeAway is an intermediary between a traveler and a party renting a vacation property and we believe is similarly not liable for such taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve these issues. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel taxes when determined to be probable and estimable. See NOTE 16 — Commitments and Contingencies for further discussion.
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
The new guidance impacted our loyalty program accounting as we are no longer permitted to use the incremental cost method when recording the financial impact of rewards earned in conjunction with our traveler loyalty programs. Instead, we re-value our liability using a relative fair value approach and now record our loyalty liability as a component of deferred merchant bookings. Additionally, due to the new definition of variable consideration, we are required to estimate and record certain variable payments, primarily volume commissions, earlier than previously recorded. Both modifications resulted in cumulative-effect adjustments to opening retained earnings, with an insignificant change to revenue on a go-forward basis. The new guidance also results in insignificant changes in the timing and classification of certain other revenue streams, including the reclassification of air distribution fees from net revenue to cost of revenue. For a comprehensive discussion of our updated revenue recognition policy, refer to the Significant Accounting Policies-Revenue Recognition disclosure above.
Upon adoption, we recognized a cumulative effect of applying the new revenue guidance as a reduction to the opening balance of retained earnings of $11 million ($8 million net of tax) comprised of changes in the accounting for our loyalty program of $49 million ($38 million net of tax) as well as other immaterial adjustments of $2 million ($1 million net of tax), partially offset by the impact of estimating variable consideration of $40 million ($31 million net of tax). The impact of the new guidance to our consolidated financial statements was not meaningful as of December 31, 2018 and for the year ended December 31, 2018.
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
Statement of Cash Flows. As of January 1, 2018, we adopted the new guidance related to the statement of cash flows, which clarified how companies present and classify certain cash receipts and cash payments as well as amended previous guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. Upon adoption, we retrospectively adjusted the prior periods presented in our consolidated statement of cash flows, which resulted in a slight working capital benefit in prepaid expenses and other assets within operating activities for the years ended December 31, 2017 and 2016.
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
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance that allows an entity to elect to reclassify “stranded” tax effects in AOCI to retained earnings to address concerns related to accounting for certain provisions of the Tax Act enacted in December 2017. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted.
We elected to early adopt the new guidance during the first quarter of 2018, which resulted in the reclassification of the income tax effect of the Tax Act from accumulated OCI to retained earnings in order to reflect the tax effects of items within accumulated OCI at the appropriate tax rate. As a result, we reclassified approximately $10 million as an increase in retained earnings and a reduction to accumulated OCI as of January 1, 2018.
Definition of a Business. As of January 1, 2018, we prospectively adopted the ASU clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Upon adoption, the standard impacts how we assess future acquisitions (or disposals) of assets or businesses. The adoption of this new guidance did not have a material impact on our consolidated financial statements for 2018.
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
We elected to early adopt the new guidance in the second quarter of 2018, which requires us to reflect any adjustments as of January 1, 2018, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the change in the measurement objective and the associated measurement date for all non-employee share-based payment awards to the grant-date fair value. Prior to adoption, non-employee awards were measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever could be more reliably measured. Additionally, the measurement date was previously determined by the earlier of the date at which either (1) a commitment for performance by the non-employee to earn the equity instruments was reached or (2) the non-employee’s performance was complete. Typically, the measurement date was delayed until performance was complete, which led to the non-employee awards being remeasured or “marked to market” each reporting period until they were vested. The adoption of this new guidance did not have a material impact on our consolidated financial statements for 2018 and resulted in no changes to previously reported first quarter of 2018 results.
Recent Accounting Policies Not Yet Adopted
Leases. In February 2016, the FASB issued new guidance related to accounting and reporting guidelines for leasing arrangements. The new guidance requires entities that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. We will adopt this guidance on January 1, 2019 and will elect certain available practical expedients under the transition guidance, including the transition package expedients but excluding the hindsight practical expedient. Additionally, we have elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Based on our lease portfolio as of December 31, 2018, upon adoption we anticipate recording on our consolidated balance sheet right-of-use assets of approximately $570 million (representing right-of use asset of approximately $620 million net of approximately $50 million of existing lease incentives and deferred rent) as well as operating lease liabilities of approximately $620 million with no material impact to our consolidated statements of operations or cash flows. Additionally, we will remove the assets and liabilities previously recorded pursuant to build-to-suit lease guidance resulting in an expected increase to retained earnings of less than $10 million.
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
NOTE 3 — Acquisitions and Other Investments
2018 Acquisition and Other Investment Activity
During 2018, we completed two business combinations. The following summarizes the preliminary aggregate purchase price allocation for these acquisitions, in millions:

Goodwill	$31
Intangibles with definite lives (1)	24
Deferred tax liabilities, net	(1)
Total (2)	$54
___________________________________

(1)	Acquired intangible assets with definite lives have a weighted average useful life of 2.9 years.

(2)	Includes cash acquired of $1 million.
The goodwill recorded for the business combinations is not expected to be deductible for tax purposes. The purchase price allocations were based on preliminary valuations of the assets acquired and liabilities assumed and are subject to revision. The results of operations were immaterial from the transaction close dates through December 31, 2018. Pro forma results have not been presented as such pro forma financial information would not be materially different from historical results.
Other Investments. In December 2018, we made an additional investment of $70 million in Traveloka Holding Limited ("Traveloka"), a Southeast Asian online travel company, for which we made an initial investment during 2017. The initial investment in July 2017 of $350 million expanded our partnership to include deeper cooperation on hotel supply between our two companies. The majority of our investments are accounted for as a minority equity investment and included within long-term investment and other assets on the consolidated balance sheets with a small portion of the initial investment allocated to intangible assets.

2017 Acquisition Activity
During 2017, we completed several business combinations, one of which we made an initial investment in during 2015. The following summarizes the aggregate purchase price allocation for these acquisitions, in millions:

Goodwill	$124
Intangibles with definite lives (1)	76
Net assets and non-controlling interests acquired (2)	15
Deferred tax liabilities	(21)
Total (3)	$194
___________________________________

(1)	Acquired intangible assets with definite lives have a weighted average useful life of 3.8 years.

(2)	Includes cash and restricted cash acquired of $6 million.

(3)
The total purchase price includes noncash consideration of $10 million related to the removal of a minority investment upon our acquisition of a controlling interest as well as $8 million related to replacement stock awards attributable to pre-acquisition service, with the remainder paid in cash during the period.

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
2016 Acquisition and Other Investment Activity
We had nominal acquisition activity during the year ended December 31, 2016.
NOTE 4 — Fair Value Measurements
Financial assets measured at fair value on a recurring basis as of December 31, 2018 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$35	$35	$—
Time deposits	624	—	624
Derivatives:
Foreign currency forward contracts	22	—	22
Investments:
Time deposits	28	—	28
Marketable equity securities	119	119	—
Total assets	$828	$154	$674

Financial assets measured at fair value on a recurring basis as of December 31, 2017 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$16	$16	$—
Time deposits	552	—	552
Derivatives:
Foreign currency forward contracts	6	—	6
Investments:
Time deposits	469	—	469
Marketable equity securities	264	264	—
Total assets	$1,307	$280	$1,027
We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of December 31, 2018 and 2017, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.

We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.

Our marketable equity securities consist of our investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the year ended December 31, 2018, we recognized a loss of approximately $145 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment. As of December 31, 2017, prior to our adoption of the new guidance for recognition and measurement of financial instruments, the cost basis was $273 million and related gross unrealized loss was $9 million.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of December 31, 2018, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $2.8 billion. As of December 31, 2018 and 2017, we had a net forward assets of $22 million and $6 million, which were recorded in prepaid expenses and other current assets. We recorded $47 million, $17 million and $(66) million in net gains (losses) from foreign currency forward contracts in 2018, 2017 and 2016.
Assets Measured at Fair Value on a Non-recurring Basis
Our non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity method investments, are adjusted to fair value only when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements are based predominately on Level 3 inputs. As of January 1, 2018, we measure our minority equity investments that do not have readily determinable fair values at cost less impairment, adjusted by observable price changes with changes recorded within other, net on our consolidated statements of operations.
Goodwill. During 2018, we recognized goodwill impairment charges of $86 million related to our Core OTA segment, of which $61 million was recorded during the second quarter of 2018 and $25 million was recorded during the fourth quarter of 2018 as a result of our annual evaluation of impairment of goodwill and intangible assets on October 1, 2018. These impairment charges resulted from sustained under-performance and a less optimistic outlook related to one of our reporting units during the second quarter of 2018 and further deterioration of performance in the fourth quarter of 2018. As a result the under-performance early in the year, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill for that reporting unit as of June 30, 2018 in which we compared the fair value of the reporting unit to its carrying value. The fair value estimates for both the interim and annual impairment tests were based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our assumptions were based on the actual historical performance of the reporting unit and took into account a recent and continued weakening of operating results and implied risk premiums based on market prices of our equity and debt as of the assessment dates. Our significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the respective periods. As of December 31, 2018, the applicable reporting unit had no remaining goodwill.
Intangible Assets. During 2018, we recognized an intangible impairment charge of $42 million in conjunction with the annual impairment testing of goodwill and intangible assets on October 1, 2018. The impairment charge was related to an indefinite-lived trade name within our Core OTA segment and resulted from changes in estimated future revenues of the related brand. The asset, classified as Level 3 measurement, was written down to $27 million based on valuation using the relief-from-royalty method, which includes unobservable inputs, including royalty rates and projected revenues. In conjunction with the impairment, we reclassified the remainder to a definite-lived asset to be amortized over eight years.
During 2016, we recognized intangible impairment charges of $35 million, of which $2 million was recorded during the third quarter of 2016 and $33 million was recorded in conjunction with the annual impairment testing of goodwill and intangible assets on October 1, 2016. These impairment charges were related to indefinite-lived trade names within our Core OTA segment and resulted from changes in estimated future revenues of the related brands. The assets, classified as Level 3 measurements, were written down to $76 million based on a valuation using the relief-from-royalty method, which includes unobservable inputs, including royalty rates and projected revenues.
Minority Investments without Readily Determinable Fair Values. As of December 31, 2018 and 2017, the carrying values of our minority investments without readily determinable fair values totaled $476 million and $371 million. During 2018, we recorded $33 million of gains related to these minority investments, which had recent observable and orderly transactions for similar investments, using an option pricing model that utilizes judgmental inputs such as discounts for lack of marketability and estimated exit event timing. During 2017, we recorded $14 million in net losses related to certain minority equity investments, which included $6 million in other-than-temporary impairments as well as a loss recognized on the liquidation of an investment of $9 million. As a result of these 2017 impairments and subsequent liquidation, we have no remaining fair value related to these minority equity investments. In addition, during 2016, we recognized other-than-temporary investment impairments of $12 million related to minority equity investments, the remaining fair value of which was less than $1 million as of December 31, 2016.
NOTE 5 — Property and Equipment, Net
Our property and equipment consists of the following:

	December 31,
	2018	2017
	(In millions)
Capitalized software development	$2,643	$2,111
Computer equipment	597	658
Furniture and other equipment	94	85
Buildings and leasehold improvements	435	283
Land	129	129
	3,898	3,266
Less: accumulated depreciation	(2,552)	(2,056)
Projects in progress	531	365
Property and equipment, net	$1,877	$1,575
As of December 31, 2018 and 2017, our recorded capitalized software development costs, net of accumulated amortization, which have been placed in service were $829 million and $735 million. For the years ended December 31, 2018, 2017 and 2016, we recorded amortization of capitalized software development costs of $479 million, $398 million and $300 million, most of which is included in technology and content expenses.
As of December 31, 2018, property and equipment, net included build-to-suit assets of $152 million primarily within buildings and leasehold improvements and $111 million as of December 31, 2017 within projects in progress. During the years ended December 31, 2018, 2017 and 2016, we capitalized $44 million, $66 million and $38 million of non-cash construction costs incurred by the landlord related to build-to-suit assets, with a corresponding liability recorded in other long-term liabilities, with the current portion recorded in accrued expenses and other current liabilities.

During 2015, we acquired our future corporate headquarters for $229 million, consisting of multiple office and lab buildings located in Seattle, Washington. We have subsequently spent approximately $30 million in 2016, approximately $70 million in 2017 and approximately $190 million in 2018 relating to the build out of our headquarters. The acquired building assets and related expenditures are included in projects in process and will begin depreciating when the costs incurred related to the build out of the headquarters are complete and the building assets are ready for their intended use, which we estimate to start at the end of 2019.
As of December 31, 2018, 2017 and 2016, we had $55 million, $22 million and $30 million, respectively, included in accounts payable for the acquisition of property and equipment, which is considered a non-cash investing activity in the consolidated statements of cash flows.
NOTE 6 — Goodwill and Intangible Assets, Net
The following table presents our goodwill and intangible assets as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In millions)
Goodwill	$8,120	$8,229
Intangible assets with indefinite lives	1,400	1,479
Intangible assets with definite lives, net	592	830
	$10,112	$10,538
Impairment Assessments. We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that impairment may have occurred. As of October 1, 2018, we incurred impairment charges related to intangible assets with indefinite-lives of $42 million and goodwill of $25 million both within our Core OTA segment. In addition, during the second quarter of 2018, we incurred goodwill impairment charge of $61 million within our Core OTA segment. In 2017, we had no impairments of goodwill or intangible assets with indefinite-lives.
Goodwill. The following table presents the changes in goodwill by reportable segment:

	Core OTA	trivago	HomeAway	Egencia	Total
	(In millions)
Balance as of January 1, 2017	$4,703	$516	$2,591	$132	$7,942
Additions	124	—	—	—	124
Foreign exchange translation and other	13	72	65	13	163
Balance as of December 31, 2017	4,840	588	2,656	145	8,229
Additions	—	—	31	—	31
Impairment charge	(86)	—	—	—	(86)
Foreign exchange translation and other	(13)	(27)	(5)	(9)	(54)
Balance as of December 31, 2018	$4,741	$561	$2,682	$136	$8,120
Any immaterial change in goodwill amounts resulting from purchase accounting adjustments are presented as "Foreign exchange translation and other" in the above table. In 2018 and 2017, the additions to goodwill relate to our acquisitions as described in NOTE 3 — Acquisitions and Other Investments.
As of December 31, 2018 and 2017, accumulated goodwill impairment losses in total were $2.6 billion and $2.5 billion, which was associated with our Core OTA segment.
Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.

Intangible Assets with Definite Lives. The following table presents the components of our intangible assets with definite lives as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In millions)
Customer relationships	$659	$(419)	$240	$665	$(304)	$361
Supplier relationships	650	(426)	224	655	(368)	287
Technology	544	(510)	34	532	(441)	91
Domain names	159	(83)	76	132	(70)	62
Other	450	(432)	18	452	(423)	29
Total	$2,462	$(1,870)	$592	$2,436	$(1,606)	$830
Amortization expense was $283 million, $275 million and $317 million for the years ended December 31, 2018, 2017 and 2016. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2018, assuming no subsequent impairment of the underlying assets, is as follows, in millions:

2019	$185
2020	143
2021	97
2022	73
2023	39
2024 and thereafter	55
Total	$592
NOTE 7 — Debt
The following table sets forth our outstanding debt:

	December 31,
	2018	2017
	(In millions)
7.456% senior notes due 2018	$—	$500
5.95% senior notes due 2020	748	748
2.5% (€650 million) senior notes due 2022	740	775
4.5% senior notes due 2024	496	495
5.0% senior notes due 2026	742	741
3.8% senior notes due 2028	991	990
Total debt(1)	3,717	4,249
Current maturities of long-term debt	—	(500)
Long-term debt, excluding current maturities	$3,717	$3,749
___________________________________

(1)	Net of discounts and debt issuance costs.
Current Maturities of Long-term Debt
In August 2018, our $500 million in registered senior unsecured notes that bore interest at 7.456% (the “7.456% Notes”) matured and the balance was repaid.
Long-term Debt
Our $750 million in registered senior unsecured notes outstanding at December 31, 2018 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.

Our Euro 650 million of registered senior unsecured notes outstanding at December 31, 2018 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.
Our $500 million in registered senior unsecured notes outstanding at December 31, 2018 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $750 million in registered senior unsecured notes outstanding at December 31, 2018 are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $1 billion in registered senior unsecured notes outstanding at December 31, 2018 are due in February 2028 and bear interest at 3.8% (the "3.8% Notes"). The 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 3.8% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.8% Notes prior to November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.8% Notes on or after November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
The 5.95%, 2.5% 4.5%, 5.0% and 3.8% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. For further information, see NOTE 21 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $65 million and $75 million as of December 31, 2018 and 2017. The Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.
The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	December 31,
	2018	2017
	(In millions)
7.456% senior notes due 2018	$—	$516
5.95% senior notes due 2020	778	810
2.5% (€650 million) senior notes due 2022(1)	771	828
4.5% senior notes due 2024	504	528
5.0% senior notes due 2026	760	807
3.8% senior notes due 2028	915	969
___________________________________

(1)	Approximately 674 million Euro as of December 31, 2018 and 690 million Euro as of December 31, 2017.

Credit Facility
As of December 31, 2018, Expedia Group, Inc. maintained a $2 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia Group subsidiaries that are the same as under the Notes and expires in May 2023. As of December 31, 2018, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 125 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of December 31, 2018. The facility contains covenants including maximum leverage and minimum interest coverage ratios.
The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. As of December 31, 2018, there was $15 million of outstanding stand-by LOCs issued under the facility.
The current facility was entered into in May 2018 and replaced our $1.5 billion unsecured revolving credit facility that was due to expire in February 2021. As of December 31, 2017, we had no revolving credit facility borrowings outstanding under the prior facility and $14 million of outstanding stand-by LOC's issued under that facility.
In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia Group, and may be terminated at any time by the lender. As of December 31, 2018 and 2017, we had no borrowings outstanding under this facility.
NOTE 8 — Employee Benefit Plans
Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $70 million, $60 million and $53 million for the years ended December 31, 2018, 2017 and 2016.
NOTE 9 — Stock-Based Awards and Other Equity Instruments
Pursuant to the Amended and Restated Expedia Group, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2018, we had approximately 8 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards. During 2018 and 2017, an equity choice program existed for annual awards that allows for the choice of stock options or RSUs with certain limitations. During 2016, we awarded stock options as our primary form of stock-based compensation.

The following table presents a summary of our stock option activity:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance as of January 1, 2016	17,055	$71.77
Granted	5,670	105.37
Exercised	(2,686)	47.57
Cancelled	(1,198)	91.62
Balance as of December 31, 2016	18,841	84.07
Granted	3,618	124.08
Exercised	(3,422)	62.67
Cancelled	(3,384)	96.86
Balance as of December 31, 2017	15,653	95.23
Granted	5,342	104.72
Exercised	(2,098)	71.36
Cancelled	(1,197)	107.26
Balance as of December 31, 2018	17,700	100.11	4.3	$261
Exercisable as of December 31, 2018	7,192	88.02	2.9	185
Vested and expected to vest after December 31, 2018	17,700	100.11	4.3	261
The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2018, based on our closing stock price of $112.65 as of the last trading date in 2018. The total intrinsic value of stock options exercised was $107 million, $249 million and $181 million for the years ended December 31, 2018, 2017 and 2016.
The fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 were estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models, assuming the following weighted average assumptions:

	2018	2017	2016
Risk-free interest rate	2.47%	1.58%	0.97%
Expected volatility	32.81%	32.47%	39.06%
Expected life (in years)	3.8	3.65	3.59
Dividend yield	1.11%	0.92%	0.91%
Weighted-average estimated fair value of options granted during the year	$24.97	$30.17	$29.48
In addition to the Expedia Group, Inc. stock plan, there were certain shares held by trivago employees, which were originally awarded in the form of stock options pursuant to the trivago employee stock option plan and subsequently exercised by such employees. During 2016, we exercised our call right on these shares and elected to do so at a premium to fair value, which resulted in an incremental stock-based compensation charge of approximately $49 million pursuant to liability award treatment.

The following table presents a summary of RSU activity:

	RSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of January 1, 2016	1,396	$119.20
Granted	691	109.38
Vested	(516)	118.71
Cancelled	(222)	117.84
Balance as of December 31, 2016	1,349	114.58
Granted	1,350	123.24
Vested	(492)	115.29
Cancelled	(266)	116.26
Balance as of December 31, 2017	1,941	120.19
Granted	1,821	107.37
Vested	(615)	118.41
Cancelled	(386)	113.55
Balance as of December 31, 2018	2,761	113.12
RSUs, which are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests, were our primary form of stock-based award prior to 2009. Our RSUs generally vest over three or four-years, but may accelerate in certain circumstances, including certain changes in control.
The total market value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $68 million, $65 million and $57 million.
In 2018, we recognized total stock-based compensation expense of $203 million. In 2017, we recognized total stock-based compensation expense of $149 million, which included the reversal of $41 million of previously recognized stock-based compensation as a result of the departure of our former CEO and the related forfeiture of certain of his stock-based awards within general and administrative expense. In 2016, we recognized total stock-based compensation expense of $242 million, including amounts related to trivago discussed above. The total income tax benefit related to stock-based compensation expense was $39 million, $38 million and $56 million for 2018, 2017 and 2016.
Cash received from stock-based award exercises for the years ended December 31, 2018 and 2017 was $149 million and $213 million. Total current income tax benefits during the years ended December 31, 2018 and 2017 associated with the exercise of stock-based awards held by our employees were $34 million and $100 million.
As of December 31, 2018, there was approximately $450 million of unrecognized stock-based compensation expense related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 2.47 years.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (“ESPP”), which allows shares of our common stock to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. Eligible employees are allowed to contribute up to 10% of their base compensation. During 2018, 2017 and 2016, approximately 170,000, 141,000, and 139,000 shares were purchased under this plan for an average price of $101.26, $112.31 and $95.63 per share. As of December 31, 2018, we have reserved approximately 1 million shares of our common stock for issuance under the ESPP.
NOTE 10 — Income Taxes
The Tax Act was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.
The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations)

in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We applied the guidance in SAB 118 when accounting for the enactment date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all of the enactment date income tax effects of the Tax Act under Accounting Standards Codification 740, Income Taxes, for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on GILTI. At December 31, 2018, we have completed our accounting for all of the enactment date income tax effects of the Tax Act. During 2018, we recognized immaterial adjustments to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense from continuing operations.
While the Tax Act provides for a modified territorial tax system, beginning in 2018, GILTI provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. During 2018, we made an accounting policy election to treat taxes related to GILTI as a current period expense when incurred.
Effective for tax years beginning after December 31, 2017, the Tax Act provides a foreign-derived intangible income (“FDII”) deduction, which is derived from the taxpayer’s Foreign Derived Deduction Eligible Income ("FDDEI") among other factors. For tax years 2018 to 2025, the allowable deduction is 37.5% of the gross FDII after the taxable income limitation, and 21.875% thereafter. For tax years 2018 to 2025, this equates to a 13.125% effective tax rate on excess returns earned directly by a U.S. corporation from foreign derived sales (including licenses and leases) or services, and 16.406% thereafter. The preferential rate is reflected on the U.S. tax return as a deduction for FDII.
The following table summarizes our U.S. and foreign income (loss) before income taxes:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
U.S.	$32	$(45)	$(47)
Foreign	453	462	324
Total	$485	$417	$277
Provision for Income Taxes
The following table summarizes our provision for income taxes:

	Year Ended December 31,
	2018	2017	2016
		(In millions)
Current income tax expense:
Federal	$186	$12	$(41)
State	42	6	6
Foreign	167	130	65
Current income tax expense	395	148	30
Deferred income tax (benefit) expense:
Federal	(273)	(94)	(5)
State	(25)	(1)	(3)
Foreign	(10)	(8)	(6)
Deferred income tax (benefit) expense:	(308)	(103)	(14)
Income tax expense	$87	$45	$16

We reduced our current income tax payable by $34 million, $100 million and $76 million for the years ended December 31, 2018, 2017 and 2016 for tax deductions attributable to stock-based compensation.

Deferred Income Taxes
As of December 31, 2018 and 2017, the significant components of our deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2018	2017
	(In millions)
Deferred tax assets:
Provision for accrued expenses	$87	$44
Deferred loyalty rewards	166	131
Net operating loss and tax credit carryforwards	123	122
Stock-based compensation	67	52
Property and equipment	55	—
Other	68	52
Total deferred tax assets	566	401
Less valuation allowance	(80)	(76)
Net deferred tax assets	$486	$325
Deferred tax liabilities:
Goodwill and intangible assets	(486)	(499)
Property and equipment	—	(131)
Other	—	(6)
Total deferred tax liabilities	$(486)	$(636)
Net deferred tax liability	$—	$(311)
As of December 31, 2018, we had federal, state, and foreign net operating loss carryforwards (“NOLs”) of approximately $84 million, $91 million and $404 million. If not utilized, the federal and state NOLs will expire at various times between 2019 and 2038. Foreign NOLs of $250 million may be carried forward indefinitely, and foreign NOLs of $154 million expire at various times starting from 2019.
As of December 31, 2018, we had a valuation allowance of approximately $80 million related to certain NOL carryforwards for which it is more likely than not the tax benefits will not be realized. The valuation allowance increased by $4 million from the amount recorded as of December 31, 2017 primarily due to the historic NOL carryforwards of acquired entities as well as foreign NOLs for which realization is not certain. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
Due to the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits, the majority of previously unremitted earnings have now been subjected to U.S. federal income tax. To the extent that this repatriation resulted in differences between the book and tax carrying values of Expedia Group’s investment in foreign subsidiaries whose offshore earnings are not indefinitely reinvested, or to the extent that future distributions from these subsidiaries will be taxable, a deferred tax liability has been accrued. The amount of undistributed earnings in foreign subsidiaries where the foreign subsidiary has or will invest undistributed earnings indefinitely outside of the United States, and for which future distributions could be taxable, was $104 million as of December 31, 2018. The unrecognized deferred tax liability related to the U.S. federal income tax consequences of these earnings was $22 million as of December 31, 2018.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate
A reconciliation of amounts computed by applying the federal statutory income tax rate to income before income taxes to total income tax expense is as follows:

	Year Ended December 31,
	2018	2017	2016
		(In millions)
Income tax expense at the federal statutory rate of 21% for 2018 and 35% for 2017 and 2016	$102	$146	$97
Foreign tax rate differential	(42)	(82)	(67)
Federal research and development credit	(23)	(16)	(15)
Excess tax benefits related to stock-based compensation	(10)	(60)	(40)
Unrecognized tax benefits and related interest	23	27	33
Change in valuation allowance	8	4	(14)
Return to provision true-ups	(7)	1	(14)
trivago stock-based compensation	7	5	17
State taxes	11	3	—
Non-deductible goodwill impairment	16	—	—
Tax Act transition tax	—	144	—
U.S. statutory tax rate change	—	(158)	—
Global intangible low-taxed income	13	—	—
Foreign-derived intangible income	(38)	—	—
Other, net	27	31	19
Income tax expense	$87	$45	$16
Our effective tax rate was lower than the 21% federal statutory income tax rate in 2018 and 35% in 2017 and 2016 due to earnings in foreign jurisdictions outside of the United States, primarily Switzerland, where the statutory income tax rate is lower. In addition, excess tax benefits relating to stock-based payments also decrease our effective tax rate in all years.
The increase in our effective tax rate for 2018 compared to 2017 was due to one-time tax benefits in the prior year period and return to provision true-ups, as well as an increase in losses generated in foreign jurisdictions at tax rates below the 21% federal statutory rate.
Unrecognized Tax Benefits and Interest
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits and interest is as follows:

	2018	2017	2016
		(In millions)
Balance, beginning of year	$261	$220	$171
Increases to tax positions related to the current year	24	35	43
Increases to tax positions related to prior years	2	4	8
Decreases to tax positions related to prior years	—	(1)	(2)
Reductions due to lapsed statute of limitations	(2)	(3)	(5)
Settlements during current year	—	(1)	—
Interest and penalties	8	7	5
Balance, end of year	$293	$261	$220
As of December 31, 2018, we had $293 million of gross unrecognized tax benefits, $180 million of which, if recognized, would affect the effective tax rate. As of December 31, 2017, we had $261 million of gross unrecognized tax benefits, $155 million of which, if recognized, would affect the effective tax rate. As of December 31, 2016, we had $220 million of gross unrecognized tax benefits, $181 million of which, if recognized, would affect the effective tax rate.
As of December 31, 2018 and 2017, total gross interest and penalties accrued was $30 million and $22 million, respectively. We recognized interest (benefit) expense in 2018, 2017 and 2016 of $8 million, $7 million and $5 million in connection with our unrecognized tax benefits.

The Company is routinely under audit by federal, state, local and foreign income tax authorities. These audits include questioning the timing and the amount of income and deductions, and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") is currently examining Expedia Group’s U.S. consolidated federal income tax returns for the periods ended December 31, 2009 through December 31, 2013. As of December 31, 2018, for the Expedia Group, Inc. & Subsidiaries group, statute of limitations for tax years 2009 through 2017 remain open to examination in the federal jurisdiction and most state jurisdictions. For the HomeAway and Orbitz groups, statutes of limitations for tax years 2001 through 2015 remain open to examination in the federal and most state jurisdictions due to NOL carryforwards.
During 2017, the IRS issued proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2009 to 2010 audit cycle. The proposed adjustments would increase our U.S. taxable income by $105 million, which would result in federal tax expense of approximately $37 million, subject to interest. We do not agree with the position of the IRS and are formally protesting the IRS position.
NOTE 11 — Redeemable Non-controlling Interests
We have non-controlling interests in majority owned entities, which are carried at fair value as the non-controlling interests contained certain rights, whereby we could acquire and the minority shareholders could sell to us the additional shares of the companies. A reconciliation of redeemable non-controlling interest for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Balance, beginning of the period	$22	$—	$658
Acquisition of redeemable non-controlling interest	—	20	—
Purchase of subsidiary shares at fair value	—	—	(7)
Net income (loss) attributable to non-controlling interests	1	3	(23)
Fair value adjustments	3	—	849
Currency translation adjustments	(2)	—	(89)
Other	6	(1)	(7)
Transfer to non-redeemable non-controlling interest	—	—	(1,381)
Balance, end of period	$30	$22	$—
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
In connection with the acquisition of our majority ownership interests in trivago in 2013, we entered into a shareholders agreement with trivago’s founders that contains certain put/call rights whereby we could cause the founders to sell to us, and the founders could cause us to acquire from them, up to 50% and 100% of the trivago shares held by them at fair value during two windows. The first window would have closed during the first half of 2016. However, during the second quarter of 2016, we and the founders agreed not to exercise our respective put/call rights during that window and instead to postpone the window while the parties explored the feasibility of an IPO of trivago shares. On December 16, 2016, trivago completed its IPO for proceeds of approximately $210 million after deducting discounts, commissions and offering expenses and became a separately listed company on the NASDAQ. Prior to the initial public offering, we owned 63.5% of trivago. In conjunction with the initial public offering, Expedia and trivago’s founders entered into an Amended and Restated Shareholders’ Agreement under which the original put/call rights were no longer effective and were replaced with a contingent founder held put right whereby Expedia Group would be obligated to buy all, but not less than all, of a founder’s shares in the event a founder is removed from trivago’s management board under certain circumstances which are within the control of Expedia Group. Immediately prior to the offering and the effective date of the newly Amended and Restated Shareholders’ Agreement, we adjusted the fair value of our redeemable non-controlling interest to reflect the estimated fair value immediately prior to the offering. We then subsequently reclassified the redeemable non-controlling interest into non-redeemable non-controlling interest on the consolidated balance sheet as the non-controlling interest was no longer redeemable pursuant to the Amended and Restated Shareholders’ Agreement. Post offering, and as of December 31, 2016, our ownership interest and voting interest was approximately 59.7% and 64.7% of trivago N.V. and its subsidiaries.

NOTE 12 — Stockholders’ Equity
Common Stock and Class B Common Stock
Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.0001 per share, and 400 million shares of Class B common stock with par value of $0.0001 per share. Both classes of common stock qualify for and share equally in dividends, if declared by our Board of Directors, and generally vote together on all matters. Common stock is entitled to 1 vote per share and Class B common stock is entitled to 10 votes per share. Holders of common stock, voting as a single, separate class are entitled to elect 25% of the total number of directors. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of Expedia Group, Inc., the holders of both classes of common stock have equal rights to receive all the assets of Expedia Group, Inc. after the rights of the holders of the preferred stock, if any, have been satisfied.
Preferred Stock
As of December 31, 2018 and 2017, we have no preferred stock outstanding.
Share Repurchases
During 2012, 2010, and 2006, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock during each of the respective years, during 2015 authorized a repurchase of up to 10 million shares of our common stock, and during 2018 authorized a repurchase of up to 15 million shares of our common stock for a total of 85 million shares. Shares repurchased under the authorized programs were as follows:

	Year Ended December 31,
	2018	2017	2016
Number of shares repurchased	7.7 million	2.3 million	4.0 million
Average price per share	$117.02	$127.04	$109.64
Total cost of repurchases (in millions)(1)	$903	$294	$436
___________________________________

(1)	Amount excludes transaction costs.
As of December 31, 2018, 12.2 million shares remain authorized for repurchase under the 2018 authorization with no fixed termination date for the repurchases.
Dividends on our Common Stock
In 2018, 2017 and 2016, the Executive Committee, acting on behalf of the Board of Directors, declared and paid the following dividends:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Year ended December 31, 2018:
	February 7, 2018	$0.30	March 8, 2018	$46	March 28, 2018
	April 24, 2018	0.30	May 24, 2018	45	June 14, 2018
	July 23, 2018	0.32	August 23, 2018	47	September 13, 2018
	October 19, 2018	0.32	November 15, 2018	48	December 6, 2018
Year ended December 31, 2017:
	February 7, 2017	$0.28	March 9, 2017	$42	March 30, 2017
	April 26, 2017	0.28	May 25, 2017	43	June 15, 2017
	July 26, 2017	0.30	August 24, 2017	45	September 14, 2017
	October 25, 2017	0.30	November 16, 2017	46	December 7, 2017
Year ended December 31, 2016:
	February 8, 2016	$0.24	March 10, 2016	$36	March 30, 2016
	April 26, 2016	0.24	May 26, 2016	36	June 16, 2016
	July 27, 2016	0.26	August 25, 2016	39	September 15, 2016
	October 24, 2016	0.26	November 17, 2016	39	December 8, 2016

In addition, in February 2019, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.32 per share of outstanding common stock payable on March 27, 2019 to the stockholders of record as of the close of business on March 7, 2019. Future declarations of dividends are subject to final determination by our Board of Directors.
Accumulated Other Comprehensive Income (Loss)
The balance for each class of accumulated other comprehensive loss as of December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
	(In millions)
Foreign currency translation adjustments, net of tax(1)	$(220)	$(142)
Net unrealized loss on available for sale securities, net of tax(2)	—	(7)
Accumulated other comprehensive loss	$(220)	$(149)
___________________________________

(1)
Foreign currency translation adjustments, net of tax, includes foreign currency transaction losses at December 31, 2018 of $27 million ($35 million before tax) and foreign currency transaction losses at December 31, 2017 of $45 million ($71 million before tax) associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See NOTE 2 — Significant Accounting Policies for more information.

(2)
The net unrealized loss on available for sale securities before tax at December 31, 2017 was $9 million, which was reclassified to retained earnings as of January 1, 2018 upon adoption of the relevant new accounting guidance.

Non-redeemable Non-controlling Interests
In August 2018, we purchased the remaining 25% minority equity interest in AAE Travel Pte. Ltd., the joint venture formed by Air Asia and Expedia Group in March 2011. Prior to this transaction, we held a 75% controlling interest in the joint venture since 2015. The cash consideration was approximately $62 million.
As of December 31, 2018 and 2017, our ownership interest in trivago was approximately 59.5% and 59.6%.
Amounts paid in excess of the respective non-controlling interest were recorded to additional paid-in capital. The following table shows the effects of the changes in non-controlling interest on our equity for the respective periods, in millions:

	2018	2017	2016
Net income attributable to Expedia Group, Inc.	$406	$378	$282
Transfers (to) from the non-controlling interest due to:
Net decrease in Expedia Group, Inc.’s paid-in capital related to Air Asia	(5)	—	—
Net decrease in Expedia Group, Inc.’s paid-in capital related to trivago IPO	—	—	(32)
Other	(7)	3	—
Net transfers from non-controlling interest	(12)	3	(32)
Change from net income attributable to Expedia Group, Inc. and transfers from non-controlling interest	$394	$381	$250
NOTE 13 — Earnings Per Share
Basic Earnings Per Share
Basic earnings per share was calculated for the years ended December 31, 2018, 2017 and 2016 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow.
Diluted Earnings Per Share
For the years ended December 31, 2018, 2017 and 2016, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and the vesting of RSUs using the treasury stock method, and (iii) other stock-based commitments.

The following table presents our basic and diluted earnings per share:

	Year Ended December 31,
	2018	2017	2016
	(In millions, except share and per share data)
Net income attributable to Expedia Group, Inc.	$406	$378	$282
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$2.71	$2.49	$1.87
Diluted	2.65	2.42	1.82
Weighted average number of shares outstanding (000's):
Basic	149,961	151,619	150,367
Dilutive effect of:
Options to purchase common stock	2,317	4,218	3,874
Other dilutive securities	611	548	276
Diluted	152,889	156,385	154,517
Outstanding stock awards that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive were approximately nine million for the year ended December 31, 2018, four million for 2017, and seven million for 2016.
The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
NOTE 14 — Restructuring and Related Reorganization Charges
In connection with activities to centralize and optimize certain operations as well as migrate technology platforms in the prior years, primarily related to previously disclosed acquisitions, we recognized $17 million and $56 million in restructuring and related reorganization charges during 2017 and 2016. The charges were primarily related to employee severance and benefits, including severance amounts under pre-existing written plans and contracts Orbitz had with its employees and incremental retention compensation for exiting employees as well as stock-compensation charges for acceleration of replacement awards pursuant to certain employment agreements. We had no restructuring charges in 2018 and the remaining $9 million of accrued liability as of December 31, 2017 was paid during 2018.
NOTE 15 — Other Income (Expense)
Other, net
The following table presents the components of other, net:

	For the Year Ended December 31,
	2018	2017	2016
	(In millions)
Foreign exchange rate gains (losses), net	$3	$(46)	$(15)
Losses on minority equity investments, net	(111)	(14)	(12)
Other	(2)	—	(5)
Total	$(110)	$(60)	$(32)

NOTE 16 — Commitments and Contingencies
Letters of Credit, Purchase Obligations and Guarantees
We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2018:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Purchase obligations	$683	$352	$266	$65	$—
Guarantees	59	59	—	—	—
Letters of credit	28	13	11	—	4
	$770	$424	$277	$65	$4
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
Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no material claims made against any stand-by LOCs during the years ended December 31, 2018, 2017 and 2016.
Lease Commitments
We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2031. For the years ended December 31, 2018, 2017 and 2016, we recorded rental expense of $182 million, $168 million and $147 million.
The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2018 as well as leases that have been accounted for as build-to-suit lease arrangements, in millions:

Year ending December 31,
2019	$156
2020	129
2021	106
2022	93
2023	74
2024 and thereafter	361
$919
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
Litigation Relating to Occupancy Taxes. One hundred one lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Fifteen lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-five of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-one dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $46 million and $43 million as of December 31, 2018 and 2017, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
Hawaii (General Excise Tax). During 2013, certain Expedia Group companies were required to “pay-to-play” and paid a total of $171 million in advance of litigation relating to general excise taxes for merchant model hotel reservations in the State of Hawaii. In September 2015, following a ruling by the Hawaii Supreme Court, the State of Hawaii refunded the Expedia Group companies $132 million of the original “pay-to-play” amount. Orbitz also received a similar refund of $22 million from the State of Hawaii in September 2015. The amount paid, net of refunds, by the Expedia Group companies and Orbitz to the State of Hawaii in satisfaction of past general excise taxes on their services for merchant model hotel reservations was $44 million. The parties reached a settlement relating to Orbitz merchant model hotel tax liabilities, and on October 5, 2016, the Expedia Group companies paid the State of Hawaii for the tax years 2012 through 2015. The Expedia Group companies and Orbitz have now resolved all assessments by the State of Hawaii for merchant model hotel taxes through 2015.
The Department of Taxation also issued final assessments for general excise taxes against certain Expedia Group companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions. Those assessments are currently under review in the Hawaii tax court, which has stayed proceedings in the agency hotel and car rental case pending a decision by the Hawaii Supreme Court in the merchant model car rental case addressed below.
Final assessments by the Hawaii Department of Taxation for general exercise taxes against certain Expedia Group companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a stipulated order and final judgment. On May 15, 2017, the Expedia Group companies paid under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal. The parties filed notices of cross-appeal from the order. The appeals were transferred to the Hawaii Supreme Court, which heard argument on April 5, 2018. The parties await a ruling. The Hawaii tax court’s decision did not resolve “merchant model” car rental transactions for the tax year 2014, which also remain under review.
San Francisco (Occupancy Tax). During 2009, Expedia Group companies were required to “pay-to-play” and paid $48 million in advance of litigation relating to occupancy tax proceedings with the City of San Francisco and, in May 2014, the

Expedia Group companies paid an additional $25.5 million under protest in order to contest additional assessments for later time periods. In addition, Orbitz in total has paid $4.6 million to the City of San Francisco to contest similar assessments issued against it by the city. On May 23, 2018, the California Court of Appeals affirmed the trial court’s holding that the online travel companies are not liable to remit hotel occupancy taxes to San Francisco. On September 13, 2018, the City of San Francisco refunded all pay-to-play payments made by the Expedia Group companies (including Orbitz), along with accumulated interest, effectively ending the case. The $78 million refund was recorded as a gain within legal reserves, occupancy tax and other in the consolidated statement of operations and the $19 million of accumulated interest to interest income during 2018.
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
Competition and Consumer Matters
Over the last several years, the online travel industry has become the subject of investigations by various national competition authorities (“NCAs”), particularly in Europe. Expedia Group companies are or have been involved in investigations predominately related to whether certain parity clauses in contracts between Expedia Group entities and accommodation providers, sometimes also referred to as “most favored nation” or “MFN” provisions, are anti-competitive.
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
With effect from August 1, 2015, Expedia Group companies waived certain rate, conditions and availability parity clauses in agreements with European hotel partners for a period of five years. While the Expedia Group companies maintain that their parity clauses have always been lawful and in compliance with competition law, these waivers were nevertheless implemented as a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. Following the implementation of the Expedia Group companies' waivers, nearly all NCAs in Europe have announced either the closure of their investigation or inquiries involving Expedia Group companies or a decision not to open an investigation or inquiry involving Expedia Group companies. Below are descriptions of additional rate parity-related matters of note in Europe.
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

On November 6, 2015, the Swiss competition authority announced that it had issued a final decision finding certain parity terms existing in previous versions of agreements between Swiss hotels and each of certain Expedia Group companies, Booking.com and HRS to be prohibited under Swiss law. The decision explicitly notes that the Expedia Group companies' current contract terms with Swiss hotels are not subject to this prohibition. The Swiss competition authority imposed no fines or other sanctions against the Expedia Group companies and did not find an abuse of a dominant market position by the Expedia Group companies. The FCO’s case against the Expedia Group companies’ contractual parity provisions with accommodation providers in Germany remains open but is still at a preliminary stage with no formal allegations of wrong-doing having been communicated to the Expedia Group companies to date.
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
Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia Group companies. A Brazilian hotel sector association -- Forum de Operadores Hoteleiros do Brasil -- filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia Group companies, on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, the Expedia Group companies submitted a response to the complaint to CADE. On March 27, 2018, the Expedia Group companies resolved CADE’s concerns based on a settlement implementing waivers substantially similar to those provided to accommodation providers in Europe. In late 2016, Expedia Group companies resolved the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially similar to those provided to accommodation providers in Europe (on September 1, 2016 in Australia and on October 28, 2016 in New Zealand). More recently, however, the Australian NCA has reopened its investigation. Expedia Group companies are in ongoing discussions with a limited number of NCAs in other countries in relation to their contracts with hotels. Expedia Group is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia Group's business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.

In addition, regulatory authorities in Europe (including the UK Competition and Markets Authority, or “CMA”), Australia, and elsewhere have initiated legal proceedings and/or market studies, inquiries or investigations relating to online marketplaces and how information is presented to consumers using those marketplaces, including practices such as search results rankings and algorithms, discount claims, disclosure of charges, and availability and similar messaging.
On June 28, 2018, the CMA announced that it will be requiring hotel booking websites to take action to address concerns identified in the course of its ongoing investigation. After consulting with the CMA, on January 31, 2019, we agreed to offer certain voluntary undertakings with respect to the presentation of information on certain of our UK consumer-facing websites in order to address the CMA’s concerns. The CMA has confirmed that, as a result of the undertakings offered, it will close its investigation without any admission or finding of liability. The undertakings become effective on September 1, 2019. On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian consumer law relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site and trivago’s strike-through pricing practice. A trial date is set for September 9, 2019 and an appropriate reserve has been accrued in respect of this matter.
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
NOTE 17 — Related Party Transactions
Liberty. Mr. Diller is the Chairman and Senior Executive of Expedia Group. Subject to the terms of an Amended and Restated Stockholders Agreement between Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”) and Mr. Diller, as amended as of November 4, 2016, Mr. Diller also holds an irrevocable proxy to vote shares of Expedia common stock and Class B common stock beneficially owned by Liberty Expedia Holdings (the “Diller Proxy”), which proxy has been assigned by Mr. Diller to Liberty Expedia Holdings as described below.
On November 4, 2016, Qurate Retail, Inc. (f/k/a Liberty Interactive Corporation) redeemed a portion of the outstanding shares of its Liberty Ventures common stock in exchange for all of the outstanding shares of Liberty Expedia Holdings, which at that time was a wholly owned subsidiary of Liberty Interactive (the “Liberty Split-Off”). At the time of the Liberty Split-Off, Liberty Expedia Holdings’ assets included all of Liberty Interactive’s interest in Expedia Group. Pursuant to a Transaction Agreement among Mr. Diller, Liberty Interactive, Liberty Expedia Holdings, John C. Malone and Leslie Malone, dated as of March 24, 2016 and amended and restated effective on September 22, 2016 and as of March 6, 2018, at the time of the Liberty Split-Off, for a period ending not later than May 4, 2019 (i) Mr. Diller assigned the Diller Proxy to Liberty Expedia Holdings (the “Diller Assignment”) and (ii) Mr. and Mrs. Malone granted Mr. Diller an irrevocable proxy to vote all shares of Liberty Expedia Holdings Series A common stock and Series B common stock beneficially owned by them upon completion of the Liberty Split-Off or thereafter (the “Malone Proxy”), in each case, subject to certain limitations. As a result, by virtue of the voting power associated with the Malone Proxy, the governance structure at Liberty Expedia Holdings and Mr. Diller’s continuing position as Chairman of Expedia Group’s Board of Directors, Mr. Diller indirectly controls Expedia Group until the termination or expiration of the Diller Assignment and Malone Proxy, at which point (and by virtue of the termination of the Diller Assignment), unless the Diller Assignment and Malone Proxy terminate as a result of Mr. Diller’s death or disability, Mr. Diller will have the power to vote directly all shares of Expedia Common Stock and Class B Common Stock beneficially owned by Liberty Expedia Holdings.
In connection with the then-pending Liberty Split-Off, on March 24, 2016, Liberty Interactive and Liberty Expedia Holdings entered into a Reimbursement Agreement with Expedia pursuant to which Liberty Interactive and Liberty Expedia Holdings agreed to reimburse Expedia Group, up to a specified cap, for certain costs and expenses resulting from the Liberty Split-Off and the above-described proxy arrangements that may be incurred by Expedia Group with respect to Expedia Group’s previous $1.5 billion unsecured revolving credit facility, Expedia Group's 7.456% Notes that matured in 2018 and Expedia Group’s 5.95% Notes maturing in 2020 (as amended and restated as of September 22, 2016, the “Reimbursement Agreement”).
On September 30, 2016, Expedia Group received consents from the holders of more than a majority of the aggregate principal amount of its 5.95% Notes and entered into a supplemental indenture to amend the indenture governing its 5.95% Notes to conform the definition of “Permitted Holders” to the definition employed in Expedia Group’s 2.5% Notes, 4.5% Notes and 5.0% Notes, including by specifying that “Permitted Holders” include certain entities succeeding to the interest of Liberty Interactive in Expedia Group. During 2016, Liberty Interactive reimbursed Expedia Group approximately $4 million for the cost of the consent solicitation pursuant to the terms of the Reimbursement Agreement.

The Reimbursement Agreement constitutes Expedia Group’s sole and exclusive remedy with respect to any claim arising out of any potential change of control under any contract, debt instrument, agreement or other similar instrument resulting, directly or indirectly, from the Liberty Split-Off or the above-described proxy arrangements entered into in connection with the Liberty Split-Off. On January 3, 2017, other than those provisions relating to Expedia Group’s remedies described above and certain administrative provisions, the Reimbursement Agreement terminated in accordance with its terms upon the non-occurrence within the 60 day-period following the Liberty Split-Off of certain reimbursement triggers.
During 2018, we issued 269,646 shares of common stock from treasury stock to Liberty Expedia Holdings at a price per share of $113.32 and an aggregate value of approximately $31 million pursuant to and in accordance with the preemptive rights as detailed by the Amended and Restated Governance Agreement with Liberty Expedia Holdings dated as of December 20, 2011, as amended.
On February 4, 2019, Expedia Group filed a Current Report on Form 8-K (the “Form 8-K”) reporting that Liberty Expedia Holdings and Mr. Diller filed an amended statement on Schedule 13D/A that included a description of discussions that had taken place between a member of Expedia Group management (as authorized by a special committee of disinterested directors formed by the Expedia Group Board of Directors) and a member of Liberty Expedia Holdings management (as authorized by a committee of the Board of Directors of Liberty Expedia Holdings composed of all of Liberty Expedia Holdings’ Series A common stock directors) regarding a potential business combination transaction in which the outstanding shares of Liberty Expedia Holdings’ Series A common stock and Series B common stock would be exchanged for newly issued shares of Expedia Group common stock. The Form 8-K also described expectations regarding (i) the exchange, in connection with the consummation of any such transaction with Liberty Expedia Holdings, of Expedia Group common stock beneficially owned by Mr. Diller and a charitable foundation formed by Mr. Diller for shares of Expedia Group Class B common stock currently owned by Liberty Expedia Holdings, as would be permitted under certain circumstances by the governance and shareholder agreements relating to Expedia Group currently in effect and (ii) the entry, in connection with the consummation of any such transaction, into certain amendments to the Governance Agreement currently in effect relating to Mr. Diller’s ability to exchange for or purchase in the future additional shares of Expedia Group Class B common stock, as well as other governance arrangements and transfer restrictions.
IAC/InterActiveCorp. In addition to serving as our Chairman and Senior Executive, Mr. Diller also serves as Chairman of the Board of Directors and Senior Executive at IAC. The Company and IAC are related parties since they are under common control, given that Mr. Diller serves as Chairman and Senior Executive of both Expedia Group and IAC. Each of IAC and Expedia Group has a 50% ownership interest in two aircraft that may be used by both companies. We share equally in fixed and nonrecurring costs for the planes; direct operating costs are pro-rated based on actual usage. As of December 31, 2018 and 2017, the net basis in our ownership interest in the planes was $33 million and $40 million recorded in long-term investments and other assets. In 2018, 2017 and 2016, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplanes were nominal.
NOTE 18 — Segment Information
We have four reportable segments: Core OTA, trivago, HomeAway and Egencia. Our Core OTA segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Partner Solutions, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com, CarRentals.com, Classic Vacations and SilverRail Technologies, Inc. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our HomeAway segment operates an online marketplace for the alternative accommodations industry. Our Egencia segment provides managed travel services to corporate customers worldwide.
We determined our operating segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric is adjusted EBITDA. Adjusted EBITDA for our Core OTA and Egencia segments includes allocations of certain expenses, primarily cost of revenue and facilities. Our Core OTA segment includes the total costs of our global supply organizations and Core OTA and HomeAway include the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant lodging revenue. We base the allocations primarily on transaction volumes and other usage metrics. We do not allocate certain shared expenses such as accounting, human resources, information technology and legal to our reportable segments. We include these expenses in Corporate and Eliminations. Our allocation methodology is periodically evaluated and may change. During the first quarter of 2018, we updated our allocations methodology for certain technology costs. While the impact of the update was not significant, we recast historical information presented to be on a comparable basis.
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
The following tables present our segment information for 2018, 2017 and 2016. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2018
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$8,760	$691	$1,171	$601	$—	$11,223
Intersegment revenue	—	393	—	—	(393)	—
Revenue	$8,760	$1,084	$1,171	$601	$(393)	$11,223
Adjusted EBITDA	$2,305	$16	$288	$107	$(746)	$1,970
Depreciation	(344)	(15)	(66)	(47)	(204)	(676)
Amortization of intangible assets	—	—	—	—	(283)	(283)
Impairment of goodwill	—	—	—	—	(86)	(86)
Impairment of intangible assets	—	—	—	—	(42)	(42)
Stock-based compensation	—	—	—	—	(203)	(203)
Legal reserves, occupancy tax and other	—	—	—	—	59	59
Restructuring and related reorganization charges	—	—	—	—	—	—
Realized (gain) loss on revenue hedges	(24)	—	(1)	—	—	(25)
Operating income (loss)	$1,937	$1	$221	$60	$(1,505)	714
Other expense, net						(229)
Income before income taxes						485
Provision for income taxes						(87)
Net income						398
Net loss attributable to non-controlling interests						8
Net income attributable to Expedia Group, Inc.						$406

	Year ended December 31, 2017
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$7,881	$752	$906	$521	$—	$10,060
Intersegment revenue	—	414	—	—	(414)	—
Revenue	$7,881	$1,166	$906	$521	$(414)	$10,060
Adjusted EBITDA	$2,057	$5	$202	$95	$(646)	$1,713
Depreciation	(310)	(9)	(40)	(41)	(214)	(614)
Amortization of intangible assets	—	—	—	—	(275)	(275)
Stock-based compensation	—	—	—	—	(149)	(149)
Legal reserves, occupancy tax and other	—	—	—	—	(25)	(25)
Restructuring and related reorganization charges	—	—	—	—	(17)	(17)
Realized (gain) loss on revenue hedges	(8)	—	—	—	—	(8)
Operating income (loss)	$1,739	$(4)	$162	$54	$(1,326)	625
Other expense, net						(208)
Income before income taxes						417
Provision for income taxes						(45)
Net income						372
Net loss attributable to non-controlling interests						6
Net income attributable to Expedia Group, Inc.						$378

	Year ended December 31, 2016
	Core OTA	trivago	HomeAway	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$7,084	$539	$689	$462	$—	$8,774
Intersegment revenue	—	297	—	—	(297)	—
Revenue	$7,084	$836	$689	$462	$(297)	$8,774
Adjusted EBITDA	$1,956	$35	$175	$81	$(631)	$1,616
Depreciation	(256)	(7)	(18)	(31)	(165)	(477)
Amortization of intangible assets	—	—	—	—	(317)	(317)
Impairment of intangible assets	—	—	—	—	(35)	(35)
Stock-based compensation	—	—	—	—	(242)	(242)
Legal reserves, occupancy tax and other	—	—	—	—	(27)	(27)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	—	(43)	(43)
Realized (gain) loss on revenue hedges	(13)	—	—	—	—	(13)
Operating income (loss)	$1,687	$28	$157	$50	$(1,460)	462
Other income, net						(185)
Income before income taxes						277
Provision for income taxes						(16)
Net income						261
Net loss attributable to non-controlling interests						21
Net income attributable to Expedia Group, Inc.						$282

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
	(In millions)
Business Model
Merchant	$5,950	$5,394	$4,853
Agency	3,010	2,687	2,425
Advertising and media	1,092	1,073	807
HomeAway	1,171	906	689
Total revenue	$11,223	$10,060	$8,774
Service Type
Lodging	$7,712	$6,851	$6,021
Air	881	784	778
Advertising and media	1,092	1,073	807
Other(2)	1,538	1,352	1,168
Total revenue	$11,223	$10,060	$8,774
___________________________________

(1)
As disclosed in NOTE 2 — Significant Accounting Policies, results for 2018 are presented under the new revenue recognition accounting guidance, which we adopted using the modified retrospective method. Therefore, 2017 and 2016 results have not been adjusted and continued to be reported under the accounting standards in effect for those periods.

(2)	Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business, among other revenue streams, none of which are individually material.
Our Core OTA segment generates revenue from the merchant, agency and advertising and media business models as well as all service types. trivago segment revenue is primarily generated through advertising and media. All HomeAway revenue is included within the lodging service type. Our Egencia segment generates revenue from similar business models and service types to Core OTA applied to the corporate traveler with the majority being agency revenue.

Geographic Information
The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale with the exception of trivago, which has all been allocated to Germany, the location of its corporate headquarters, for the years ended December 31, 2018, 2017 and 2016. No sales to an individual country other than the United States accounted for more than 10% of revenue for the presented years.

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Revenue
United States	$6,202	$5,542	$5,043
All other countries	5,021	4,518	3,731
	$11,223	$10,060	$8,774

The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
	(In millions)
Property and equipment, net
United States	$1,571	$1,331
All other countries	306	244
	$1,877	$1,575
NOTE 19 — Valuation and Qualifying Accounts
The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees.

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts(1)	Deductions	Balance at End of Period
	(In millions)
2018
Allowance for doubtful accounts	$31	$27	$(8)	$(16)	$34
Other reserves	$22				$19
2017
Allowance for doubtful accounts	$25	$19	$1	$(14)	$31
Other reserves	24				22
2016
Allowance for doubtful accounts	$27	$12	$(3)	$(11)	$25
Other reserves	30				24
___________________________________

(1)	Charges to other accounts primarily relates to amounts acquired through acquisitions, net translation adjustments, and reclassifications.
NOTE 20 — Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
	(In millions, except per share data)
Year ended December 31, 2018
Revenue	$2,559	$3,276	$2,880	$2,508
Operating income (loss)	96	672	111	(165)
Net income (loss) attributable to Expedia Group, Inc.(1)	17	525	1	(137)
Basic earnings (loss) per share(2)	$0.11	$3.51	$0.01	$(0.91)
Diluted earnings (loss) per share(2)	0.11	3.43	0.01	(0.91)
Year ended December 31, 2017
Revenue	$2,319	$2,966	$2,586	$2,189
Operating income (loss)	114	481	103	(73)
Net income (loss) attributable to Expedia Group, Inc.	55	352	57	(86)
Basic earnings (loss) per share(2)	$0.36	$2.32	$0.37	$(0.57)
Diluted earnings (loss) per share(2)	0.35	2.23	0.36	(0.57)
___________________________________

(1)	During the fourth quarter of 2018, we recognized a $25 million impairment charge related to goodwill as well as a $42 million impairment charge related to indefinite lived intangible assets.

(2)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.
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
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$8,650	$2,973	$(400)	$11,223
Costs and expenses:
Cost of revenue	—	1,436	550	(21)	1,965
Selling and marketing	—	4,153	1,993	(379)	5,767
Technology and content	—	1,143	474	—	1,617
General and administrative	—	515	293	—	808
Amortization of intangible assets	—	174	109	—	283
Impairment of goodwill	—	—	86	—	86
Impairment of intangible assets	—	42	—	—	42
Legal reserves, occupancy tax and other	—	(60)	1	—	(59)
Intercompany (income) expense, net	—	808	(808)	—	—
Operating income	—	439	275	—	714
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	549	209	—	(758)	—
Other, net	(187)	(81)	39	—	(229)
Total other income, net	362	128	39	(758)	(229)
Income before income taxes	362	567	314	(758)	485
Provision for income taxes	44	(12)	(119)	—	(87)
Net income	406	555	195	(758)	398
Net loss attributable to non-controlling interests	—	2	6	—	8
Net income attributable to Expedia Group, Inc.	$406	$557	$201	$(758)	$406
Comprehensive income attributable to Expedia Group, Inc.	$338	$459	$103	$(562)	$338

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$7,662	$2,817	$(419)	$10,060
Costs and expenses:
Cost of revenue	—	1,343	431	(17)	1,757
Selling and marketing	—	3,715	1,985	(402)	5,298
Technology and content	—	991	396	—	1,387
General and administrative	—	409	267	—	676
Amortization of intangible assets	—	182	93	—	275
Legal reserves, occupancy tax and other	—	25	—	—	25
Restructuring and related reorganization charges	—	5	12	—	17
Intercompany (income) expense, net	—	695	(695)	—	—
Operating income	—	297	328	—	625
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	493	336	—	(829)	—
Other, net	(179)	(60)	31	—	(208)
Total other income, net	314	276	31	(829)	(208)
Income before income taxes	314	573	359	(829)	417
Provision for income taxes	64	(67)	(42)	—	(45)
Net income	378	506	317	(829)	372
Net loss attributable to non-controlling interests	—	1	5	—	6
Net income attributable to Expedia Group, Inc.	$378	$507	$322	$(829)	$378
Comprehensive income attributable to Expedia Group, Inc.	$509	$698	$564	$(1,262)	$509

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$6,807	$2,268	$(301)	$8,774
Costs and expenses:
Cost of revenue	—	1,264	346	(13)	1,597
Selling and marketing	—	3,071	1,584	(288)	4,367
Technology and content	—	904	331	—	1,235
General and administrative	—	429	249	—	678
Amortization of intangible assets	—	249	68	—	317
Impairment of intangible assets	—	—	35	—	35
Legal reserves, occupancy tax and other	—	27	—	—	27
Restructuring and related reorganization charges	—	30	26	—	56
Intercompany (income) expense, net	—	656	(656)	—	—
Operating income	—	177	285	—	462
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	384	286	—	(670)	—
Other, net	(163)	(21)	(1)	—	(185)
Total other income (expense), net	221	265	(1)	(670)	(185)
Income before income taxes	221	442	284	(670)	277
Provision for income taxes	61	(50)	(27)	—	(16)
Net income	282	392	257	(670)	261
Net loss attributable to non-controlling interests	—	—	21	—	21
Net income attributable to Expedia Group, Inc.	$282	$392	$278	$(670)	$282
Comprehensive income attributable to Expedia Group, Inc.	$280	$374	$238	$(612)	$280

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Total current assets	$402	$5,261	$2,137	$(2,603)	$5,197
Investment in subsidiaries	10,615	3,425	—	(14,040)	—
Intangible assets, net	—	1,520	472	—	1,992
Goodwill	—	6,366	1,754	—	8,120
Other assets, net	—	1,840	913	(29)	2,724
TOTAL ASSETS	$11,017	$18,412	$5,276	$(16,672)	$18,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,649	$7,396	$1,618	$(2,603)	$8,060
Long-term debt, excluding current maturities	3,717	—	—	—	3,717
Other long-term liabilities	—	320	284	(29)	575
Redeemable non-controlling interests	—	17	13	—	30
Stockholders’ equity	5,651	10,679	3,361	(14,040)	5,651
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,017	$18,412	$5,276	$(16,672)	$18,033
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Total current assets	$359	$3,493	$2,263	$(575)	$5,540
Investment in subsidiaries	10,265	4,249	—	(14,514)	—
Intangible assets, net	—	1,736	573	—	2,309
Goodwill	—	6,366	1,863	—	8,229
Other assets, net	5	1,677	775	(19)	2,438
TOTAL ASSETS	$10,629	$17,521	$5,474	$(15,108)	$18,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$751	$6,798	$905	$(575)	$7,879
Long-term debt, excluding current maturities	3,749	—	—	—	3,749
Other long-term liabilities	—	494	262	(19)	737
Redeemable non-controlling interests	—	9	13	—	22
Stockholders’ equity	6,129	10,220	4,294	(14,514)	6,129
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,629	$17,521	$5,474	$(15,108)	$18,516

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$1,248	$727	$1,975
Investing activities:
Capital expenditures, including internal-use software and website development	—	(752)	(126)	(878)
Purchases of investments	—	(1,720)	(83)	(1,803)
Sales and maturities of investments	—	2,063	74	2,137
Acquisitions, net of cash and restricted cash acquired	—	(53)	—	(53)
Transfers (to) from related parties	—	(86)	86	—
Other, net	—	35	3	38
Net cash used in investing activities	—	(513)	(46)	(559)
Financing activities:
Payment of long-term debt	(500)	—	—	(500)
Purchases of treasury stock	(923)	—	—	(923)
Proceeds from issuance of treasury stock	31	—	—	31
Payment of dividends to stockholders	(186)	—	—	(186)
Proceeds from exercise of equity awards and employee stock purchase plan	166	—	—	166
Changes in controlled subsidiaries, net	—	—	(62)	(62)
Transfers (to) from related parties	1,415	(785)	(630)	—
Other, net	(3)	(10)	(2)	(15)
Net cash used in financing activities	—	(795)	(694)	(1,489)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	—	(71)	(68)	(139)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	—	(131)	(81)	(212)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of year	—	1,321	1,596	2,917
Cash, cash equivalents, and restricted cash and cash equivalents at end of year	$—	$1,190	$1,515	$2,705

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$1,312	$533	$1,845
Investing activities:
Capital expenditures, including internal-use software and website development	—	(546)	(164)	(710)
Purchases of investments	—	(1,222)	(589)	(1,811)
Sales and maturities of investments	—	875	221	1,096
Acquisitions, net of cash and restricted cash acquired	—	(168)	(1)	(169)
Transfers (to) from related parties	—	(5)	5	—
Other, net	—	7	6	13
Net cash used in investing activities	—	(1,059)	(522)	(1,581)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	990	—	—	990
Purchases of treasury stock	(312)	—	—	(312)
Payment of dividends to stockholders	(176)	—	—	(176)
Proceeds from exercise of equity awards and employee stock purchase plan	228	—	1	229
Changes in controlled subsidiaries, net	—	—	(18)	(18)
Transfers (to) from related parties	(725)	605	120	—
Other, net	(5)	(15)	(5)	(25)
Net cash provided by financing activities	—	590	98	688
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	36	111	147
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	—	879	220	1,099
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of year	—	442	1,376	1,818
Cash, cash equivalents, and restricted cash and cash equivalents at end of year	$—	$1,321	$1,596	$2,917

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$939	$610	$1,549
Investing activities:
Capital expenditures, including internal-use software and website development	—	(635)	(114)	(749)
Purchases of investments	—	—	(45)	(45)
Sales and maturities of investments	—	38	23	61
Acquisitions, net of cash acquired	—	—	(1)	(1)
Transfers (to) from related parties	—	(173)	173	—
Other, net	—	(50)	66	16
Net cash provided by (used in) investing activities	—	(820)	102	(718)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	(2)	—	—	(2)
Payment of HomeAway Convertible Notes	—	(401)	—	(401)
Purchases of treasury stock	(456)	—	—	(456)
Payment of dividends to stockholders	(150)	—	—	(150)
Proceeds from exercise of equity awards and employee stock purchase plan	141	—	—	141
Changes in controlled subsidiaries, net	—	—	208	208
Transfers (to) from related parties	468	(118)	(350)	—
Other, net	(1)	(2)	(28)	(31)
Net cash used in financing activities	—	(521)	(170)	(691)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	(15)	(20)	(35)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	—	(417)	522	105
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of year	—	859	854	1,713
Cash, cash equivalents, and restricted cash and cash equivalents at end of year	$—	$442	$1,376	$1,818