Form 10-K/A
period 2018-12-31
Expedia Group, Inc.
filed 2019-04-29
CIK 1324424

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

Class	Outstanding Shares at April 19, 2019
Common stock, $0.0001 par value per share	136,007,689
Class B common stock, $0.0001 par value per share	12,799,999

Explanatory Note
Expedia Group, Inc. (“Expedia Group” or the “Company”) is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission on February 8, 2019 (the “2018 Form 10-K”), for the purpose of providing the information required by Part III that we intended to incorporate by reference from our proxy statement relating to our 2019 annual meeting of stockholders. Our 2019 proxy statement, however, will not be filed within the requisite time period for allowing such incorporation by reference.
This Amendment No. 1 speaks as of the original filing date of the 2018 Form 10-K and reflects only the changes to the cover page, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV. No other information included in the 2018 Form 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way, except for Exhibit 3.2 which has been updated in accordance with Item 601(b)(3) of Regulation S-K to reflect the amendment and restatement of our bylaws on April 15, 2019.
We have also included as exhibits the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Expedia Group, Inc.
Form 10-K/A
For the Year Ended December 31, 2018

Expedia Group, Inc.
Form 10-K/A
For the Year Ended December 31, 2018
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Controlled Company Status
Controlled Company Status. Expedia Group is subject to the Nasdaq Stock Market Listing Rules. These rules exempt “controlled companies,” or companies of which more than 50% of the voting power is held by an individual, a group or another company, such as Expedia Group, from certain requirements.
Based on information provided on a Schedule 13D/A filed by Mr. Diller and Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”), on April 16, 2019, Mr. Diller and Liberty Expedia Holdings together currently beneficially own approximately 13% of the outstanding shares of common stock (or approximately 20% assuming conversion of all shares of Class B common stock into shares of common stock) and 100% of the outstanding shares of Class B common stock and, consequently, approximately 55% of the combined voting power of the outstanding Expedia Group capital stock as of April 19, 2019. On this basis, Expedia Group is currently relying on the exemption for controlled companies from certain Nasdaq requirements, including, among others, the requirement that a majority of the Board of Directors be composed of independent directors, the requirement that the Compensation Committee be composed solely of independent directors and certain requirements relating to the nomination of directors.
On April 16, 2019, Expedia Group announced that, on April 15, 2019, it entered into an Agreement and Plan of Merger with Liberty Expedia Holdings, LEMS I LLC, a Delaware limited liability company and a wholly owned subsidiary of Expedia Group, and LEMS II Inc., a Delaware corporation and a wholly owned subsidiary of LEMS I LLC, and certain other related agreements (the “Proposed Liberty Expedia Transaction”). The Proposed Liberty Expedia Transaction is described in greater detail in the section below titled “Recent Developments” in Item 13, “Certain Relationships and Related Person Transactions, and Director Independence.”
Information Concerning Directors
Our Directors. The name and certain background information regarding each of our directors, as of April 1, 2019, are set forth below. Except as noted, there are no family relationships among directors or executive officers of Expedia Group. Ms. Chun, Ms. Coe, and Mr. Shean were nominated by Liberty Expedia Holdings, which currently has the right to nominate three individuals for election to Expedia Group’s Board of Directors pursuant to the Amended and Restated Governance Agreement among Expedia Group, Mr. Diller, and Liberty Expedia Holdings, which is described in the section below titled “Certain Relationships and Related Person Transactions- Relationships Involving Significant Stockholders, Named Executive Officers and Directors.”
In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skill, each director has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to Expedia Group and our Board of Directors as demonstrated by the director’s past service. Several of our directors also have extensive management experience in complex organizations. The terms of each of our directors will expire at the next annual meeting of stockholders.

Name	Age	Position With Expedia Group, Inc.
Barry Diller	77	Chairman and Senior Executive
Peter M. Kern	51	Director and Vice Chairman
Mark D. Okerstrom	46	Director and Chief Executive Officer
Susan C. Athey	48	Director
A. George “Skip” Battle	75	Director
Courtnee A. Chun	44	Director (Liberty Expedia nominee)
Chelsea Clinton	39	Director
Pamela L. Coe	59	Director (Liberty Expedia nominee)
Jonathan L. Dolgen	73	Director
Craig A. Jacobson	66	Director
Victor A. Kaufman	75	Director
Dara Khosrowshahi	49	Director
Christopher W. Shean	53	Director (Liberty Expedia nominee)
Alexander von Furstenberg	49	Director
Barry Diller
Mr. Diller has been the Chairman of the Board and Senior Executive of Expedia Group since the completion of the Company’s spin-off from IAC/InterActiveCorp (“IAC”) on August 9, 2005 (the “IAC/Expedia Group Spin-Off”). Mr. Diller held the positions of Chairman of the Board and Chief Executive Officer of IAC and its predecessors since August 1995 and ceased serving as Chief Executive Officer in November 2010. Mr. Diller served as Special Advisor to TripAdvisor, Inc., an online travel company, from April 2013 through March 2017, was TripAdvisor’s Chairman of the Board and Senior Executive from December 2011, when it was spun off from the Company (the “TripAdvisor Spin-Off”) until December 2012, and served a member of its Board until April 2013. Mr. Diller served as the non-executive Chairman of the Board of Ticketmaster Entertainment, Inc. from 2008 to 2010, when it merged with Live Nation, Inc. to form Live Nation Entertainment, Inc. Mr. Diller served as the non-executive Chairman of the Board of Live Nation Entertainment, Inc. from January 2010 to October 2010 and was a member of its Board until January 2011. He also served as Chairman of the Board and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994 and as the Chairman of the Board and Chief Executive Officer of Fox, Inc. from 1984 to 1992. Prior to joining Fox, Inc., Mr. Diller served for ten years as Chairman of the Board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller served as a member of the Board of Directors of Graham Holdings Company (formerly The Washington Post Company) from November 2013 through January 2017. Mr. Diller is currently a member of the Board of Directors of the Coca-Cola Company. Mr. Diller is also a member of The Business Council, and serves on the Dean’s Council of The New York University Tisch School of the Arts, the Board of Councilors for the School of Cinema-Television at the University of Southern California and the Advisory Board for the Peter G. Peterson Foundation.
Board Membership Qualifications: As result of his involvement with Expedia Group both while it was operated within IAC and since the IAC/Expedia Group Spin-Off, Mr. Diller has a great depth of knowledge and experience regarding Expedia Group and its businesses. Mr. Diller has extensive management experience, broad international exposure and emerging market experience and innovation and technology experience, including through his service as Chief Executive Officer of media and interactive commerce companies, as well as experience as a director serving on other public company boards, including as Chairman. Mr. Diller also effectively controls Expedia Group. Mr. Diller is Mr. von Furstenberg’s stepfather.
Peter M. Kern
Mr. Kern has been a director of Expedia Group since completion of the IAC/Expedia Group Spin-Off and has served as Vice Chairman of Expedia Group since June 2018. Mr. Kern is a Managing Partner of InterMedia Partners VII, LP, a private equity firm. Prior to joining InterMedia, Mr. Kern was Senior Managing Director and Principal of Alpine Capital LLC. Prior to Alpine Capital, Mr. Kern founded Gemini Associates in 1996 and served as President from its inception through its merger with Alpine Capital in 2001. Prior to founding Gemini Associates, Mr. Kern was at the Home Shopping Network and Whittle Communications. Mr. Kern has served on the Board of Directors of Tribune Media Company since October 2016, where he currently also serves as Chief Executive Officer, as Chairman of the Board of Directors of Hemisphere Media Group, Inc., a publicly-traded Spanish-language media company, since April 2013, and since 2016, as a member of Supervisory Board of trivago N.V., a majority-owned subsidiary of Expedia Group. Mr. Kern also serves on the boards of several of private companies. Mr. Kern holds a B.S. degree from the Wharton School at the University of Pennsylvania.

Board Membership Qualifications: Through his extensive background in private equity and as a director of several private companies, as well as prior experience in senior executive positions, Mr. Kern has a high level of financial expertise and background in analyzing investments and strategic transactions.
Mark D. Okerstrom
Mr. Okerstrom has been a director and President and Chief Executive Officer of Expedia Group since August 2017, having previously served as its Executive Vice President of Operations and Chief Financial Officer from October 2014 to August 2017, as its Chief Financial Officer and Executive Vice President from September 2011 to October 2014, as its Secretary from October 2011 until April 2012 and as its Senior Vice President of Corporate Development from February 2009 to September 2011. Having joined the Company in October 2006, Mr. Okerstrom previously served as Vice President, Corporate Development until February 2009 and as Senior Director, Corporate Development until February 2008. Prior to joining the Company, Mr. Okerstrom was a consultant with Bain & Company in Boston and San Francisco, and worked with UBS Investment Bank in London. Prior to that, Mr. Okerstrom practiced as an attorney with the global law firm of Freshfields Bruckhaus Deringer in London. Mr. Okerstrom holds an M.B.A. from Harvard Business School and a law degree from the University of British Columbia. Mr. Okerstrom is currently Chairman of the Supervisory Board of trivago N.V.
Board Membership Qualifications: Mr. Okerstrom possesses specific attributes that qualify him to serve as a director, including the perspective and experience he brings as Chief Executive Officer and his in-depth experience with and knowledge of the online travel industry gained through his service with the Company since 2006. As Expedia Group’s former Chief Financial Officer and Executive Vice President of Operations, Mr. Okerstrom also has a high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.
Susan C. Athey
Professor Athey has been a director of Expedia Group since December 2015. Professor Athey is the Economics of Technology Professor at Stanford Graduate School of Business. Her research and teaching cover the economics of the internet and digital marketplaces, marketplace design, auctions, platform businesses, online advertising, the news media, financial technology, big data, and statistical methods for causal inference. She previously taught at the economics departments at MIT, Stanford and Harvard. In 2007, Professor Athey received the John Bates Clark Medal, awarded by the American Economic Association to “that American economist under the age of forty who is adjudged to have made the most significant contribution to economic thought and knowledge.” She was elected to the National Academy of Science in 2012 and to the American Academy of Arts and Sciences in 2008. She serves on the Board of Directors of Ripple, a financial services technology startup; Rover, peer-to-peer pet care marketplace; Turo, a peer-to-peer car rental marketplace; and Innovations for Poverty Action, a non-profit. Professor Athey has also been a director of LendingClub Corporation since March 2018. Professor Athey received her bachelor’s degree from Duke University in economics, computer science, and mathematics and her Ph.D. in economics from Stanford. She holds an honorary doctorate from Duke University.
Board Membership Qualifications: Professor Athey brings to our Board significant experience as leading expert in the field of economics of the internet and technology, having advised governments and businesses on marketplace design, platform strategy, big data, and financial technology, which are directly relevant to Expedia Group’s businesses. Professor Athey’s unique perspectives assist the board in developing strategies for Expedia Group.
A. George “Skip” Battle
A. George “Skip” Battle has been a director of Expedia Group since completion of the IAC/Expedia Spin-Off. Mr. Battle previously served as the Executive Chairman of Ask Jeeves, Inc. from January 2004 through July 2005 and as its Chief Executive Officer from December 2000 until January 2004. Mr. Battle was a business consultant and investor and served as a member of the boards of directors of several technology companies. Prior thereto, Mr. Battle served with Andersen Consulting in various roles, including Worldwide Managing Partner, Market Development, until his retirement from Andersen Consulting in 1995. Mr. Battle is currently Chairman of the Compensation Committee of Fair Isaac Corporation, a position he has held since 2002. He is also a director of Workday, Inc. and one nonprofit organization. Mr. Battle also served as a director of PeopleSoft, Inc. from 1995 until its acquisition by Oracle Corp. in 2004, Barra, Inc. from 1996 until 2004, Advent Software, Inc. from 2006 to May 2011, the Masters Select family of funds (all registered investment companies) from August 1996 until December 2012, Sungevity, Inc. from February 2010 until January 2013, LinkedIn Corporation from December 2010 until December 2016, OpenTable, Inc. from January 2006 until July 2014, and Netflix, Inc. from June 2005 to December 2018. Mr. Battle holds a B.A. in economics from Dartmouth College and an M.B.A. from the Stanford Graduate School of Business.
Board Membership Qualifications: Mr. Battle has extensive financial, strategic, operational, and corporate governance experience, acquired through his more than thirty years as a business consultant as well as his prior service as a chief executive officer. Mr. Battle also has experience as a director serving on other public company boards.

Courtnee A. Chun
Ms. Chun has been a director of Expedia Group since December 2017. Ms. Chun has served as Senior Vice President of Investor Relations for Qurate Retail, Inc. (“Qurate”) and Liberty Media Corporation (“Liberty Media”) and has served as a director of HSN, Inc. from May 2013 to December 2017. Prior to joining Liberty Media in 2008, Ms. Chun held executive level positions at Level 3 and New Global Telecom, Inc. (“New Global”), where she served as Chief Financial Officer. Prior to New Global, Ms. Chun gained extensive transaction experience in mergers and acquisitions and the financial markets at FirstWorld Communications and at J.P. Morgan. Ms. Chun currently serves on the board of advisors for ACE Scholarships Colorado.
Board Membership Qualifications: Ms. Chun was nominated as a director by Liberty Expedia Holdings pursuant to the Governance Agreement. Ms. Chun has significant business knowledge and experience, including a high level of financial expertise and a background in analyzing investments and strategic transactions.
Chelsea Clinton
Ms. Clinton has been a director of Expedia Group since March 2017. Ms. Clinton has served as Vice Chair of the Clinton Foundation since March 2013, where her work emphasizes improving global and domestic health, creating service opportunities and empowering the next generation of leaders. Prior to assuming this role, Ms. Clinton served as a member of the Board of Directors of the Clinton Foundation from September 2011. Ms. Clinton has also served as a member of the Board of Directors of the Clinton Health Access Initiative since September 2011. Ms. Clinton also teaches at the Columbia University Mailman School of Public Health. From March 2010 through May 2013, Ms. Clinton served as an Assistant Vice Provost at New York University, where she focused on interfaith initiatives and the university’s Global Expansion Program. From November 2011 to August 2014, Ms. Clinton also worked as a special correspondent for NBC news. Prior to these efforts, Ms. Clinton worked as an associate at McKinsey & Company, a consulting firm, from August 2003 to October 2006, and as an associate at Avenue Capital Group, an investment firm, from October 2006 to November 2009. Ms. Clinton also currently serves on the Board of Directors of IAC, The School of American Ballet, Clover Health and Nurx Inc.; the Board of Overseers of the Weill Cornell Medical College and the Columbia University Mailman School of Public Health; the Board of Trustees of the Africa Center; and as Co-Chair of the Advisory Board of the Of Many Institute at New York University. She currently serves as an advisor to LiveSafe, Inc. Ms. Clinton holds a B.A. from Stanford, an MPH from Columbia’s Mailman School of Public Health and both an MPhil and a Doctorate in International Relations from Oxford University.
Board Membership Qualifications: Ms. Clinton’s broad public policy experience, keen intellectual acumen and youthful perspective enhance the diversity of experience, backgrounds and opinions represented on the Board.
Pamela L. Coe
Ms. Coe has been a director of Expedia Group since November 2012. Ms. Coe is currently Senior Vice President, Deputy General Counsel and Secretary of Qurate, Liberty Media and Liberty Broadband Corporation (“Liberty Broadband”) and has held those positions since January 1, 2016. Prior to January 1, 2016, Ms. Coe was Vice President, Deputy General Counsel and Secretary of those companies. Ms. Coe also held those positions with Liberty TripAdvisor Holdings, Inc. from August 2014 to April 2016. Ms. Coe is currently Senior Vice President, Deputy General Counsel and Secretary of Liberty Expedia Holdings and has served as such from November 2016. Prior to joining Liberty Media, Ms. Coe served as Senior Counsel at Liberty Media’s predecessor parent company, Tele-Communications, Inc. (“TCI”). Prior to her tenure at TCI, Ms. Coe was a partner in a major San Francisco-based law firm, specializing in corporate, securities and banking law.
Board Membership Qualifications: Ms. Coe was nominated as a director by Liberty Expedia Holdings pursuant to the Governance Agreement. Ms. Coe has significant legal and business knowledge and experience, including experience in corporate governance matters, securities law, and executive compensation and compliance matters.
Jonathan L. Dolgen
Mr. Dolgen has been a director of Expedia Group since completion of the IAC/Expedia Group Spin-Off. From July 2004 until April 2010, Mr. Dolgen was a Senior Advisor to Viacom, Inc., a worldwide entertainment and media company, where he provided advisory services to the chief executive officer on an as-requested basis. Since July 2004, Mr. Dolgen has been a private investor. From April 1994 to July 2004, Mr. Dolgen served as Chairman and Chief Executive Officer of the Viacom Entertainment Group, which primarily included Paramount Pictures and Paramount Television, Paramount’s regional theme parks, motion picture theaters, and book publishing operations. Mr. Dolgen began his career in the entertainment industry in 1976 and, until joining the Viacom Entertainment Group, served in a variety of executive positions at Columbia Pictures Industries, Inc., Twentieth Century Fox and Fox, Inc., and Sony Pictures Entertainment. Mr. Dolgen was a director of Ticketmaster from August 2008 through its merger with Live Nation, Inc. in January 2010 and thereafter a director of Live

Nation, Inc. through June 2018. He is also a member of the Board of Trustees of California Institute of the Arts and a director of the Simon Wiesenthal Center. Mr. Dolgen holds a B.S. from Cornell University and a J.D. from New York University.
Board Membership Qualifications: Mr. Dolgen has extensive high-level executive management experience, including prior service as a chief executive officer. Mr. Dolgen also has experience as a director serving on other public company boards. Mr. Dolgen has significant expertise in both traditional and new media.
Craig A. Jacobson
Mr. Jacobson has been a director of Expedia Group since December 2007. Mr. Jacobson is a founding partner at the law firm of Hansen, Jacobson, Teller, Hoberman, Newman, Warren, Richman, Rush, Kaller & Gellman, L.L.P., where he has practiced entertainment law for the past 32 years. Mr. Jacobson is a member of the Board of Directors of Charter Communications, Inc., Tribune Media Company, Oaktree Specialty Lending Corporation and Oaktree Strategic Income Corporation. Mr. Jacobson was a director of Ticketmaster from August 2008 until its merger with Live Nation, Inc. in January 2010, Aver Media, a privately-held Canadian lending institution, Eventful Inc., a digital media company, and New Form Digital. Mr. Jacobson was a founder of New Form Digital, a venture with Discovery Communications, focusing on short form digital content. Mr. Jacobson also founded Whisper Advisors, a boutique investment banking/advisory company.
Board Membership Qualifications: Mr. Jacobson has extensive legal and business knowledge and experience in corporate governance matters. Mr. Jacobson also has significant financial knowledge gained during his thirty years practicing law as well as his service as a director serving on public and private company boards.
Victor A. Kaufman
Mr. Kaufman has been a director of Expedia Group since completion of the IAC/Expedia Group Spin-Off and served as Vice Chairman of Expedia Group from the IAC/Expedia Group Spin-Off through June 2018. Mr. Kaufman has been a director of IAC (and its predecessors) since December 1996 and has served as the Vice Chairman of IAC since October 1999. Mr. Kaufman served as a director of TripAdvisor, Inc. from the completion of the TripAdvisor Spin-Off until February 2013. Mr. Kaufman previously served as Vice Chairman of the Board of Ticketmaster Entertainment, Inc. from August 2008 through January 2010 and as a director of Live Nation Entertainment from January 2010 through December 2010. Mr. Kaufman served in the Office of the Chairman of IAC from January 1997 to November 1997 and as Chief Financial Officer of IAC from November 1997 to October 1999. Prior to his tenure with IAC, Mr. Kaufman served as the Chairman and Chief Executive Officer of Savoy Pictures Entertainment, Inc. from March 1992 and as a director of Savoy from February 1992. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. (“Tri-Star”) and served in those capacities from 1983 until December 1987, at which time he became President and Chief Executive Officer of Tri-Star’s successor company, Columbia Pictures Entertainment, Inc. (“Columbia”). He resigned from those positions at the end of 1989 following the acquisition of Columbia by Sony USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star.
Board Membership Qualifications: Mr. Kaufman has unique knowledge of and experience with Expedia Group and its businesses gained through his involvement with Expedia Group both while it was operated within IAC and since the IAC/Expedia Group Spin-Off. Mr. Kaufman also has a high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions, as well as experience as a director serving on other public company boards.
Dara Khosrowshahi
Mr. Khosrowshahi has been a director of Expedia Group since completion of the IAC/Expedia Group Spin-Off. Mr. Khosrowshahi has served as the Chief Executive Officer of Uber Technologies, Inc. since August 2017. Previously, Mr. Khosrowshahi served as the Chief Executive Officer and President of Expedia Group from the completion of the IAC/Expedia Group Spin-Off until August 2017. Mr. Khosrowshahi served as the Chief Executive Officer of IAC Travel, a division of IAC, from January 2005 to the IAC/Expedia Group Spin-Off date. Prior to his tenure as Chief Executive Officer of IAC Travel, Mr. Khosrowshahi served as Executive Vice President and Chief Financial Officer of IAC from January 2002 to January 2005, as IAC’s Executive Vice President, Operations and Strategic Planning, from July 2000 to January 2002 and as President, USA Networks Interactive, a division of IAC, from 1999 to 2000. Mr. Khosrowshahi joined IAC in 1998 as Vice President of Strategic Planning and was promoted to Senior Vice President in 1999. Mr. Khosrowshahi worked at Allen & Company LLC from 1991 to 1998, where he served as Vice President from 1995 to 1998. Mr. Khosrowshahi also served as director of TripAdvisor, Inc., from the TripAdvisor Spin-Off until February 2013 and The New York Times Company from May 2015 to September 2017.

Board Membership Qualifications: Mr. Khosrowshahi possesses in-depth experience with and knowledge of the online travel industry gained through his prior service as Chief Executive Officer of IAC Travel, as Chief Executive Officer of Expedia Group and as a director of TripAdvisor, Inc. and trivago N.V. Mr. Khosrowshahi also has a high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.
Christopher W. Shean
Mr. Shean has been a director of Expedia Group since December 2015. He has served as the Chief Executive Officer and President of Liberty Expedia Holdings since March 2016 and as a director since November 2016. He has also served as a Senior Advisor of Qurate, Liberty Media and Liberty Broadband since October 2016. Mr. Shean served as the Chief Financial Officer of Liberty Media (including its predecessor) from November 2011 to October 2016, Qurate from November 2011 to October 2016 and Liberty Broadband from June 2014 to October 2016. He has held a number of executive positions with Liberty Media since May 2007 and with Qurate since October 2000. Mr. Shean also served as a Senior Vice President of Liberty Broadband from June 2014 to December 2015. In addition, Mr. Shean served as Senior Vice President and Chief Financial Officer of Liberty TripAdvisor Holdings, Inc. from July 2013 to January 2016. Mr. Shean has served as a director of FTD Companies, Inc. since December 2014 and as the interim President and Chief Executive Officer from November 2016 to March 2017. He served as a director of TripAdvisor, Inc. from February 2013 to December 2015. Mr. Shean is a graduate of Virginia Polytechnic Institute and State University, where he serves on the Department of Accounting and Information Systems advisory board and on the Pamplin College of Business Advisory Council.
Board Membership Qualifications: Mr. Shean was nominated as a director by Liberty Expedia Holdings pursuant to the Governance Agreement. Mr. Shean has significant financial and operational experience gained through his service as chief financial officer and other executive-level positions at Qurate, Liberty Media and Liberty Broadband and as a former partner of KPMG LLP, as well as experience as a director serving on other public company boards. As a result of his extensive business and financial experience, Mr. Shean is able to provide valuable business, financial and risk management advice. He also possesses a high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.
Alexander von Furstenberg
Mr. von Furstenberg has been a director of Expedia Group since December 2015. Mr. von Furstenberg currently serves as Chief Investment Officer of Ranger Global Advisors, LLC (“Ranger”), a family office focused on value-based investing, which he founded in June 2011. Prior to founding Ranger, Mr. von Furstenberg founded Arrow Capital Management, LLC, a private investment firm focused on global public equities, where he served as Co-Managing Member and Chief Investment Officer since 2003. Mr. von Furstenberg has served as a member of the Board of Directors of IAC since 2008, Liberty Expedia Holdings since November 2016, La Scogliera, an Italian financial holding company, since December 2016 and served as a member of the board of directors of W.P. Stewart & Co. Ltd., a Bermuda based asset management firm, until the company was acquired in December 2013. Since 2001, he has acted as Chief Investment Officer of Arrow Investments, Inc., the private investment office that serves his family. Mr. von Furstenberg also serves as a partner and Co-Chairman of the Board of Diane von Furstenberg Studio, LLC. In addition to the philanthropic work accomplished through his position as a director of The Diller-von Furstenberg Family Foundation, Mr. von Furstenberg also serves on the Board of Directors of Friends of the High Line.
Board Membership Qualifications: Mr. von Furstenberg has private investment and board experience, which the Board of Directors believes give him particular insight into capital markets and investment strategy, as well as a high level of financial literacy. Mr. von Furstenberg is Mr. Diller’s stepson.
Information Concerning Executive Officers
Background information about each of Expedia Group’s current executive officers, who do not also serve as a director of Expedia Group, is provided below.

Name	Age	Position With Expedia Group, Inc.
Robert J. Dzielak	48	Chief Legal Officer and Secretary
Alan R. Pickerill	52	Executive Vice President, Chief Financial Officer and Treasurer
Lance A. Soliday	46	Senior Vice President, Chief Accounting Officer and Controller
Robert J. Dzielak has served as Expedia Group’s Chief Legal Officer and Secretary since March 2018, previously serving as its Executive Vice President, General Counsel and Secretary since April 2012. Mr. Dzielak had previously served as Senior Vice President and acting General Counsel since October 2011. Since joining the Company as Assistant General Counsel in April 2006 and through his service as Vice President and Associate General Counsel between February 2007 and October 2011,

Mr. Dzielak held primary responsibility for the worldwide litigation portfolio of the Company and its brands. Prior to joining Expedia Group, Mr. Dzielak was a partner at the law firm of Preston, Gates and Ellis, LLP (now K&L Gates LLP), where his practice focused on commercial and intellectual property litigation. Mr. Dzielak received his J.D. from The John Marshall Law School. Mr. Dzielak is currently a member of the Supervisory Board of trivago, N.V.
Alan R. Pickerill has served as Expedia Group’s Executive Vice President, Chief Financial Officer and Treasurer since September 2017 and has been with the Company since 2008. Mr. Pickerill oversees Expedia Group’s accounting, financial reporting and analysis, investor relations, treasury, internal audit, tax and global real estate teams. Previously, he served as Expedia Group’s Senior Vice President of Investor Relations and Treasurer. Mr. Pickerill began his career as an accountant for seven years at Deloitte and Touche before working at a variety of publicly traded technology and internet companies, including serving as CFO of INTERLINQ Software Corporation, a publicly-traded technology provider, as well as roles at Microsoft and Getty Images. Mr. Pickerill was licensed as a certified public accountant in Washington in 1991. Mr. Pickerill holds a B.A. degree in Business and Accounting from the University of Washington’s Michael G. Foster School of Business.
Lance A. Soliday has served as Expedia Group’s Senior Vice President, Chief Accounting Officer and Controller since February 2017, and as Vice President, Chief Accounting Officer and Controller from September 2011 until February 2017 and, prior to that, as Senior Director, Financial Reporting since February 2009. Mr. Soliday has previously served as the Company’s Director, Financial Reporting since December 2006 and Director, Accounting Research since joining the Company in May 2006. Prior to joining Expedia Group, Mr. Soliday held various roles in the finance departments of Amazon.com and Microsoft Corporation. Previously, Mr. Soliday was an accountant with Deloitte & Touche LLP. Mr. Soliday received his bachelor’s degree from Central Washington University and is a certified public accountant.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Expedia Group officers and directors and persons who beneficially own more than 10% of a registered class of Expedia Group’s equity securities are required to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) with the SEC. Such persons are required by the rules of the SEC to furnish Expedia Group with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to the Company and/or written representations that no additional forms were required, we believe that all of the Company’s directors, officers and 10% beneficial holders complied with all of the reporting requirements applicable to them with respect to transactions during 2018, except that a Form 4 was filed on an untimely basis for each of the following transactions: (1) the share units accruing on June 30, 2018 to each of Messrs. Khosrowshahi and von Furstenberg and Mses. Athey and Clinton under the Company’s Non-Employee Director Deferred Compensation Plan (the “Director Deferred Compensation Plan”); and (2) a restricted stock unit award granted to Mr. Kern on August 17, 2018.
Code of Ethics
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
Board Committees
The Board of Directors has the following standing committees: the Audit Committee, the Compensation Committee, the Section 16 Committee and the Executive Committee. The Audit, Compensation and Section 16 Committees operate under written charters adopted by the Board of Directors. These charters are available on the “Corporate Governance” page of the “Investors” section of the Company’s corporate website at www.expediagroup.com.
The following table sets forth the members of each standing committee. There were no changes to the membership of any standing committee during 2018, other than, in connection with Mr. Kern’s appointment as Vice Chairman on June 20, 2018, the resignation of Mr. Kaufman from the Executive Committee, the appointment of Mr. Kern to the Executive Committee, the resignation of Mr. Kern from the Compensation Committee, the Section 16 Committee and the Audit Committee, and the appointment of Ms. Clinton to the Compensation Committee and the Section 16 Committee.

Name	Audit Committee	Compensation Committee	Section 16 Committee	Executive Committee
Barry Diller	—	—	—	X
Peter M. Kern	—	—	—	X
Mark D. Okerstrom	—	—	—	X
Susan C. Athey(1)	—	—	—	—
A. George “Skip” Battle(1)	X (Chairman)	—	—	—
Courtnee A. Chun	—	—	—	—
Chelsea Clinton(1)	—	X	X	—
Pamela L. Coe	—	X	—	—
Jonathan L. Dolgen(1)	—	X (Co-Chair)	X (Co-Chair)	—
Craig A. Jacobson(1)	X	X (Co-Chair)	X (Co-Chair)	—
Victor A. Kaufman	—	—	—	—
Dara Khosrowshahi	—	—	—	—
Scott Rudin(1)(2)	—	—	—	—
Christopher W. Shean	—	—	—	—
Alexander von Furstenberg	—	—	—	—

(1)	Independent director.

(2)	Resigned from the Board, effective March 19, 2019.
The Board of Directors has determined that each of Mses. Athey and Clinton, and Messrs. Battle, Dolgen, Jacobson, Kern (through the date of his appointment as Vice Chairman) and Rudin (through the date of his resignation), is an “independent director” as defined by the Nasdaq listing rules. In making its independence determinations, the Board considered the applicable legal standards and any relevant transactions, relationships or arrangements, including consulting services provided by Ms. Athey to the Company for which she did not receive additional compensation, Ms. Clinton’s service as a member of IAC’s board of directors, legal services provided to a subsidiary of IAC by the law firm in which Mr. Jacobson is a partner, Mr. Kern’s membership of the Supervisory Board of trivago N.V., a majority-owned subsidiary of the Company, and Mr. Rudin’s business arrangements with Mr. Diller and subsidiaries of IAC, as well as his service as vice chair of a non-profit organization for which Mr. Diller is the chairman.
Audit Committee. The Audit Committee of the Board of Directors currently consists of two directors: Messrs. Battle and Jacobson. Mr. Battle is the Chairman of the Audit Committee. Mr. Kern served as a member of the Audit Committee through June 20, 2018 when he tendered his resignation from the Committee in connection with his appointment as Vice Chairman of the Company. On the same day, the Company received notice from Nasdaq confirming that the Company no longer complies with Nasdaq Marketplace Rule 5605(c)(2), which requires the Company to have an audit committee composed of at least three “independent directors” (as defined in Nasdaq Marketplace Rule 5605(a)(2)). The Company is actively seeking to fill the vacancy. In the meantime, the Company is relying on the cure period set forth in Section 5605(c)(4) of Nasdaq’s Marketplace Rules, which gives the Company until the earlier of its next annual meeting of stockholders or June 20, 2019 to satisfy Nasdaq’s audit committee composition requirements.
Each director who served as an Audit Committee member during 2018 satisfied the independence requirements for Audit Committee members under the standards imposed by the rules of the SEC and Nasdaq’s Marketplace Rules. The Board has determined that Mr. Battle is an “audit committee financial expert,” as such term is defined in the regulations promulgated under the Exchange Act.
The Audit Committee functions pursuant to a written charter adopted by the Board, pursuant to which the Audit Committee is granted the responsibilities and authority necessary to comply with Rule 10A-3 of the Exchange Act. The Audit Committee is appointed by the Board to assist the Board with a variety of matters discussed in detail in the Audit Committee charter, including monitoring (1) the integrity of the Company’s financial reporting process, (2) the independent registered public accounting firm’s qualifications and independence, (3) the performance of Company’s internal audit function and the independent registered public accounting firm, and (4) the Company’s compliance with legal and regulatory requirements.
Compensation Committee. With the exception of Ms. Coe, each director who served as a Compensation Committee member during 2018 satisfied the independence requirements for Compensation Committee members under the standards imposed by the rules of the SEC and Nasdaq. No member of the Compensation Committee is an employee of Expedia Group. The Compensation Committee is responsible for (1) administering and overseeing the Company’s executive compensation program, including salary matters, bonus plans and stock compensation plans, and (2) approving all grants of equity awards, but excluding matters governed by Rule 16b-3 under the Exchange Act (see section below titled “Section 16 Committee”). A description of the Company’s processes and procedures for the consideration and determination of executive compensation is included in the section below titled “Compensation Discussion and Analysis.”
Section 16 Committee. Each director who served as a Section 16 Committee member during 2018 was an “independent director” as defined by the Nasdaq listing rules and satisfied the definition of “non-employee director” for purposes of Section 16 of the Exchange Act. The Section 16 Committee is authorized to exercise all powers of the Board of Directors with respect to matters governed by Rule 16b-3 under the Exchange Act, including approving grants of equity awards to Expedia Group’s executive officers.
Compensation Consultant Independence. During 2018, management retained Compensia, Inc., a compensation consulting firm (“Compensia”), to conduct a review of Expedia Group’s compensation peer groups, and to compile data from proxy statements and other SEC filings of peer companies regarding compensation for certain executive officer positions and provided Compensia instruction and direction consistent therewith. Compensia also advised the Compensation Committee with regard to the long-term equity award granted to Mr. Kern in connection with his appointment to the Vice Chairman role. The Compensation Committee considered various factors bearing upon Compensia’s independence including, but not limited to, the amount of fees received by Compensia from Expedia Group as a percentage of Compensia’s total revenue, Compensia’s policies and procedures designed to prevent conflicts of interest, and the existence of any business or personal relationship that could impact Compensia’s independence. After reviewing these and other factors, the Committee determined that Compensia was independent and that its engagement did not present any conflicts of interest.
Compensation Policies and Practices Risk Assessment. Consistent with SEC disclosure requirements, management has assessed compensation policies and practices for Company employees and has concluded that such policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.
Executive Committee. The Executive Committee has all the power and authority of the Board of Directors, except those powers specifically reserved to the Board by Delaware law.
See “Recent Developments” in Item 13, “Certain Relationships and Related Person Transactions, and Director Independence” below for a description of the special committee of the Board of Directors formed in connection with the Proposed Liberty Expedia Transaction.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
2018 Named Executive Officers. This Compensation Discussion and Analysis describes Expedia Group’s executive compensation program as it relates to the following individuals who are “named executive officers” of Expedia Group for the fiscal year ended December 31, 2018:

Name	Position With Expedia Group, Inc.
Barry Diller	Chairman/Senior Executive
Peter M. Kern	Vice Chairman
Mark D. Okerstrom	President and Chief Executive Officer
Robert J. Dzielak	Chief Legal Officer and Secretary
Alan R. Pickerill	Executive Vice President, Chief Financial Officer and Treasurer
Mr. Kern was appointed Vice Chairman of Expedia Group on June 20, 2018, succeeding Mr. Kaufman who continues to serve on our Board of Directors. Upon his appointment, Mr. Kern resigned as a member of the Company’s Audit, Compensation and Section 16 Committees, but remained as a member of the Board of Directors and was appointed to the Executive Committee of the Board of Directors. Prior to his appointment as Vice Chairman, Mr. Kern received standard Expedia Group non-employee director compensation as described in the section below titled “Compensation of Directors,” but ceased to receive such compensation upon his appointment as Vice Chairman. On August 17, 2018, Mr. Kern received an initial long-term equity award in connection with his appointment as Vice Chairman, which is described in the section below titled “Other 2018 Compensation Approvals-Initial Kern Equity Award.” Mr. Kern does not receive salary or cash bonus compensation for his service as an Expedia Group executive.
Compensation Program Philosophy and Objectives

Expedia Group’s executive compensation program is designed to attract, motivate, retain and reward highly skilled executives with the business experience and acumen that we believe are necessary for achievement of Expedia Group’s long-term business objectives. We support a pay for performance culture where employees are rewarded for individual, business and overall company success. The executive compensation program is designed to reward short- and long-term performance and to align the financial interests of executive officers with the interests of our stockholders. To that end, we believe that compensation packages provided to executive officers should generally include both annual cash (including performance-based bonus opportunities) and a significant longer term equity-based component. We evaluate both performance and compensation levels to ensure that:

•	Expedia Group maintains its ability to attract and retain outstanding employees in executive positions;

•	the compensation provided to Expedia Group’s executives remains competitive with the compensation paid to similarly situated executives at comparable companies; and

•	Expedia Group’s compensation programs are applied in an internally consistent manner and fall within pre-established cash and equity compensation budgets.
Roles of the Compensation Committee and Section 16 Committee
Expedia Group has a Compensation Committee and a Section 16 Committee that together have primary responsibility for establishing the compensation of Expedia Group’s named executive officers.
The Compensation Committee is responsible for (i) administering and overseeing Expedia Group’s executive compensation program, including salary matters, bonus plans and equity compensation plans, and (ii) approving all grants of equity awards, but excluding matters governed by Rule 16b-3 under the Exchange Act.
The Section 16 Committee is responsible for administering and overseeing matters governed by Rule 16b-3 under the Exchange Act, including approving grants of equity awards to executive officers.
The Compensation Committee is appointed by the Board of Directors and, with the exception of Ms. Coe, each member satisfies the independence requirements for Compensation Committee members under the current standards imposed by the rules of the SEC and Nasdaq. The Section 16 Committee is also appointed by the Board of Directors and consists entirely of directors who are “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. For the purposes of this Compensation Discussion and Analysis, we refer to the Compensation Committee and Section 16 Committee collectively as the “Compensation Committees.”
Ms. Clinton was appointed to the Compensation Committees on June 20, 2018, replacing Mr. Kern. The Compensation Committee currently consists of Ms. Clinton, Ms. Coe, Mr. Dolgen, and Mr. Jacobson, and the Section 16 Committee currently consists of Ms. Clinton, Mr. Dolgen, and Mr. Jacobson. Mr. Dolgen and Mr. Jacobson are Co-chairmen of the Compensation Committees.
Role of Executive Officers
Expedia Group management participates in reviewing and refining Expedia Group’s executive compensation program. Mr. Diller and Mr. Okerstrom meet with the Compensation Committees at least annually to discuss their views on corporate performance, individual executive officer performance, and compensation packages for the executive team. Mr. Okerstrom reviews with the Compensation Committees the performance of Expedia Group and each named executive officer, other than himself and Messrs. Diller and Kern, and makes recommendations with respect to the appropriate base salary, annual cash bonus and grants of long-term equity incentive awards. Mr. Diller meets separately with the Compensation Committees to discuss his, Mr. Kern’s and Mr. Okerstrom’s performance, and to recommend an appropriate compensation package for Messrs. Kern and Okerstrom. The Compensation Committees then discuss each recommendation, with each of Messrs. Diller and Okerstrom absent when his respective compensation is discussed. After considering these recommendations and other considerations discussed below, the Compensation Committees determine the annual compensation package for each executive officer.
Role of Compensation Consultants
In connection with the Company’s annual compensation review meetings in each of 2018 and 2019, management retained Compensia, Inc., an independent compensation consulting firm, to conduct an independent review of the prior year’s compensation peer group for positions held by executive officers and to compile data from proxy statements and other SEC filings of peer companies regarding compensation for executive officer positions, where available. Compensia also advised the Compensation Committees with regard to certain performance-based, long-term equity awards granted to Messrs. Okerstrom,

Dzielak and Pickerill in connection with the Company’s 2018 annual compensation review, as well as the initial restricted stock unit award granted to Mr. Kern in August 2018, which are discussed below in the section titled “Compensation Program Elements-Equity Compensation.”
Expedia Group also regularly uses non-customized survey or other data from a number of compensation consulting firms. A more detailed description of the compensation peer group review and use of survey and other data provided by compensation consultants is included below in the section titled “Role of Peer Groups, Surveys and Benchmarking.”
Role of Stockholder Say-on-Pay Votes
Expedia Group provides its stockholders with the opportunity to cast a triennial advisory vote on executive compensation (“say-on-pay”), which reflects the preference expressed by our stockholders in 2017 with respect to the frequency of the say-on-pay vote (“say-on-frequency”). At Expedia Group’s annual meeting of stockholders held in June 2017, a substantial majority of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committees believe that the vote reflected stockholder support of Expedia Group’s approach to executive compensation, and, as such, did not make changes based on the 2017 vote. Stockholders will again have an opportunity to cast a say-on-pay vote at the Company’s 2020 annual meeting of stockholders. Expedia Group management continues to engage in dialogue with many of the Company’s largest stockholders, and the Compensation Committees will continue to consider stockholder feedback and the results of the Company’s say-on-pay votes when making future compensation decisions for the Company’s executive officers.
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

•	Data from salary and equity compensation surveys that include companies of a similar size, based on market capitalization, revenues and other factors; and

•	Data regarding compensation for comparable executive officer positions from recent proxy statements and other SEC filings of peer companies, which include:

◦	direct industry competitors,

◦	non-industry companies with which Expedia Group commonly competes for talent (including both regional and national competitors), and

◦	data regarding compensation levels for all our employees.
In light of his role as both Chairman and Senior Executive of Expedia Group, a separate peer group comprised of executives in broadly comparable roles is considered with respect to Mr. Diller’s compensation.
When available, management considers competitive market compensation paid by other peer group companies, but does not attempt to maintain a certain target percentile within the peer group or otherwise rely solely on such data when making recommendations to the Compensation Committees regarding compensation for executive officers. Management and the Compensation Committees strive to incorporate flexibility into the compensation programs and the assessment process to respond to and adjust for the evolving business environment and the value delivered by the executive officers.
In addition, we review each of our peer groups annually. For both 2018 and 2019, we engaged Compensia to conduct an initial review and make recommendations regarding peer group changes. In each case, the Compensation Committees then considered any proposed changes prior to approving the peer groups for the upcoming year.
2018 Peer Groups
In connection with the Compensation Committees’ approval of executive officer base salary and equity compensation during 2018, which is discussed below in the sections titled “Compensation Program Elements-Base Salary” and “Compensation Program Elements-Equity Compensation,” data regarding compensation for comparable executive officer positions at the following peer companies were considered:

Executive Officer Peer Group (other than Chairman/Senior Executive):

Activision Blizzard, Inc.	Marriott International Inc.
Booking Holdings, Inc.	Netflix, Inc.
Adobe Systems Incorporated	PayPal Holdings, Inc.
Alliance Data Systems Corporation	salesforce.com, inc.
eBay, Inc.	TripAdvisor, Inc.
Electronic Arts Inc.	Vmware, Inc
First Data Corporation	Wyndham Worldwide Corporation
Hilton Worldwide Holdings, Inc.	Zillow Group, Inc.
Intuit Inc.
Chairman/Senior Executive Peer Group:

Booking Holdings, Inc.	Marriott International, Inc.
Charles Schwab	News Corporation
DISH Network Corporation	Twitter, Inc.
Host Hotels & Resorts, Inc.	Starbucks Corporation
Hyatt Hotels Corporation	Zillow Group, Inc.
2019 Peer Groups
In connection with the Compensation Committee’s approval of executive officer cash bonuses for 2018, which were approved in the first quarter of 2019 and are discussed below in the section titled “Compensation Program Elements-Cash Bonuses,” the Compensation Committee considered data from the same peer groups other than the following changes the removal of Wyndham Worldwide Corporation, Adobe Systems Incorporated and Netflix, Inc. from the executive officer peer group as they no longer represented suitable comparisons in terms of size, in the cases of Adobe and Netflix due to their growth, and, in the case of Wyndham, due to a recent corporate restructuring.
Compensation Program Elements
General
The primary elements of the executive compensation program are base salary, cash bonus, equity compensation and, in certain instances, perquisites and other benefits. The Compensation Committees review these elements in the first quarter of each year in light of Company and individual performance, recommendations from management and other relevant information, including prior compensation history and outstanding long-term compensation arrangements. Management and the Compensation Committees believe that there are multiple, dynamic factors that contribute to success at an individual and business level and have therefore avoided adopting strict formulas and relied primarily on a discretionary approach that allows the Compensation Committees to set executive compensation levels on a case-by-case basis, taking into account all factors the Committees consider relevant.
Following recommendations from management, the Compensation Committees may adjust compensation for executive officers at other times during the year including when executives are hired or appointed, when there are significant changes in their responsibilities, in connection with their entry into new or extended employment agreements, or under other circumstances that the Compensation Committees consider appropriate.
Base Salary
Base salary represents the fixed portion of an executive officer’s compensation and is intended to provide compensation for expected day-to-day performance. An executive officer’s base salary is initially determined upon hire or promotion based on the executive officer’s responsibilities, prior experience, individual compensation history and salary levels of other executives within Expedia Group and similarly situated executives at comparable companies. Mr. Kern does not receive a base salary from the Company.
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
2018 Annual Compensation Review. In March 2018, the Compensation Committee approved an increase in Mr. Pickerill’s base salary from $450,000 to $525,000, reflecting his performance since initially being appointed as the Company’s Executive Vice President and Chief Financial Officer in September 2017, and an increase in Mr. Dzielak’s base salary from $600,000 to $700,000 in connection with his entry into a new employment agreement that is described below in the section titled “Other 2018 Compensation Approvals-New Employment Agreement for Mr. Dzielak.” Base salaries for Messrs. Diller and Okerstrom remained unchanged. Other than Messrs. Pickerill and Dzielak, the Compensation Committee did not approve any changes to the base salaries of the named executive officers in connection with the 2018 annual compensation review.
Annual Cash Bonuses
Cash bonuses are granted to recognize and reward an individual’s annual contribution to Company performance. Bonus target percentages for executive officers, other than the Chairman/Senior Executive, Vice Chairman and the Chief Executive Officer, are generally established by the Compensation Committee, based on the recommendation of management, at the time of the executive’s hire, promotion, expansion in responsibilities, or entry into a multi-year employment agreement, and generally take into account the scope of an executive’s responsibilities and comparative market data. Mr. Dzielak has a target cash bonus of 100% of his base salary and Mr. Pickerill has a target cash bonus of 80% of his base salary. Messrs. Diller and Okerstrom do not have target cash bonus percentages as their base salaries tend to be lower than executives in comparable roles and their annual bonus payments are highly variable. Mr. Kern has not received a salary or cash bonus since his appointment as an executive officer of the Company. Bonus target percentages for executives other than the Chairman/Senior Executive, Vice Chairman and the Chief Executive Officer are reviewed each year by the Chief Executive Officer with the approval of the Chairman/ Senior Executive and the Compensation Committee. In addition to annual bonuses related to performance, management may also recommend that the Compensation Committee grant bonuses to new executive officers upon hire or existing executive officers upon promotion. Expedia Group utilizes new hire bonuses to help attract highly skilled executives to Expedia Group and to offset an executive’s loss of incentive compensation from a prior employer.
When approving annual bonuses for executive officers, the Compensation Committee takes into account a variety of factors, including:

•	Expedia Group’s business and financial performance, including year-over-year performance;

•	the executive’s target cash bonus percentage, if any;

•	the executive’s individual performance;

•	the terms of the executive’s employment agreement or separation arrangements, if applicable;

•	the overall funding of the cash bonus pool;

•	amount of bonus relative to other Company executives;

•	general economic conditions;

•	competitive compensation market data, when available; and

•	the recommendations of the Chief Executive Officer and Chairman/Senior Executive, which do not include recommendations regarding their own compensation.
2018 Annual Cash Bonuses. On February 28, 2019, the Compensation Committee approved cash bonuses for each individual named executive officer, other than Mr. Kern, relating to performance in 2018. The Committee considered a variety of factors when approving 2018 bonuses, including the factors noted above, as well as the following financial and operational considerations:

•
Financial Performance: The Company’s 2018 full-year financial performance included a 12% increase in revenue, a 15% increase in adjusted EBITDA, and a 35% increase in adjusted earnings per share growth, in each case as compared with the prior-year period.

•
Strategic Initiatives: The Company’s launch of a new Expedia Group identity and alignment around new purpose, vision, guiding principles and strategic imperatives, including a focus on expansion efforts in identified priority markets, and Expedia Group platform capabilities.

•
Lodging Portfolio Growth: The Company accelerated the expansion of its supply footprint and functionality, including adding approximately 200,000 new properties and integrating an additional 218,000 HomeAway properties, pushing the total property count on the Expedia Group platform to over 1 million.

The Compensation Committee also took into account the relative contributions made by each named executive officer during the year, including: (i) with respect to Mr. Diller, his role in providing strategic direction for the Company overall, (ii) with respect to Mr. Okerstrom, his leadership role and strategic vision, (iii) with respect to Mr. Dzielak, his temporary oversight of the Company’s Human Resources function and ongoing oversight of the Company’s legal and regulatory functions in a dynamic and evolving landscape, and (iv) with respect to Mr. Pickerill, his effective management of the Company’s finance organization. Based on these considerations (and in the cases of Messrs. Dzielak and Pickerill, their higher base salary levels), the 2018 bonus to each of the named executive officers receiving such bonuses was significantly higher than the prior year.
Executive officer bonuses tend to be variable from year-to-year depending on the performance of the Company and, in certain circumstances, individual factors including performance, changes in responsibilities or base salaries and target bonus percentages. Accordingly, we believe our executive officer bonus program provides strong incentives to reach the Company's goals.
The cash bonuses described above are reflected in the “Bonus” column of the table titled “2018 Summary Compensation Table” in the section below titled “Executive Compensation.”
Equity Compensation
Equity compensation is designed to align executive compensation with the interests of stockholders and the long-term performance of Expedia Group. Equity compensation awards link compensation to financial performance because the value of equity awards ultimately depends on Expedia Group’s stock price. Equity compensation awards are also an important employee retention tool because they generally vest over a multi-year period, subject to continued service by the award recipient.
Equity awards are typically granted to executive officers upon hire, promotion, in connection with the Company’s annual compensation review or entry into a multi-year employment agreement. Until 2019, stock option awards were generally utilized as Expedia Group’s primary equity compensation vehicle for executives, but restricted stock units were also utilized from time to time at the time of hire to replace forfeited equity of a prior employer and pursuant to individually negotiated arrangements and special circumstances. In connection with the 2017 annual compensation review process, the Company introduced a new program that permitted employees below senior management levels to elect to receive equity compensation in the form of stock options, restricted stock units, or a combination of both and the equity choice program was expanded to include senior executives of the Company, other than the Chairman and Chief Executive Officer, in connection with the 2018 annual compensation review process. In 2019, the Company transitioned to the use of restricted stock units as the primary equity compensation vehicle for all employees, including executives. The transition was made in part as a response to the preferences expressed by employees under the equity choice program and in order to ensure the Company remains competitive in recruiting, motivating and retaining talented executives and employees. We expect to continue to evaluate the appropriate form of equity-based incentive awards as market conditions evolve.
Annual Review Equity Award Process. Management generally recommends annual equity awards in the first quarter of each year when the Compensation Committees meet to make determinations regarding annual bonuses for the last completed fiscal year and to set compensation levels for the current fiscal year. The meeting at which the Compensation Committees approve these awards is generally scheduled several months in advance and timed to occur after the public disclosure of Expedia Group’s prior year financial statements.
The Compensation Committees review various factors considered by management when establishing Expedia Group’s equity grant pool, including:

•	Expedia Group’s business and financial performance, including year-over-year performance;

•	dilution rates, taking into account projected headcount changes and employee turnover;

•	non-cash compensation as a percentage of adjusted EBITDA;

•	equity compensation utilization by peer companies;

•	general economic conditions; and

•	competitive compensation market data regarding award values.
For specific grants to executive officers, management makes recommendations to the Section 16 Committee based on a variety of factors, including:

•	individual performance and future potential of the executive;

•	the overall size of the equity grant pool;

•	award value relative to other Company executives;

•	the value of previous grants and amount of outstanding unvested equity awards;

•	competitive compensation market data, where comparable; and

•	the recommendations of the Chief Executive Officer, other than in connection with compensation for himself, the Chairman/Senior Executive and the Vice Chairman.
After review and consideration of management’s recommendations, the Section 16 Committee decides whether to approve the grants of equity compensation to executive officers and the Compensation Committee decides whether to approve grants of equity compensation to non-executive officers. The annual corporate performance factors relevant to setting bonus amounts, while considered, are generally less relevant in determining the type and level of equity awards, as the awards tend to be more forward looking, and are a longer-term retention and reward instrument relative to our annual bonuses.
In March 2018, the Company completed its 2018 annual compensation review process and, based on management’s recommendation, the Compensation Committees approved the following compensation matters for the named executive officers:
2018 Annual Review Equity Awards. The Section 16 Committee granted 81,004 stock options to Mr. Dzielak (as well as an award of 12,747 restricted stock units in connection with Mr. Dzielak’s entry into a new employment agreement, which is described in the section titled “Other 2018 Compensation Approvals - New Employment Agreement for Mr. Dzielak”). Having elected to receive his 2018 annual review equity compensation in the form of both stock options and restricted stock units under the Company’s equity choice program, the Section 16 Committee granted Mr. Pickerill 40,502 stock options and 10,125 restricted stock units. The 2018 annual review stock options and restricted stock units vest annually over four years and the stock options have a $104.50 exercise price (the closing price of the Company's common stock on the grant date) and a seven-year term. Mr. Diller did not receive a 2018 annual review equity award. In approving equity awards, the Section 16 Committee considered, with input from the Chief Executive Officer, the individual performance of Messrs. Dzielak and Pickerill and their long-term importance to the execution of the Company’s strategic plans, as well as the factors described above in relation to the establishment of the Expedia Group-wide equity grant pool and specific equity award grants.
2018 Special Long-Term Equity Awards. The Section 16 Committee also approved the following long-term equity awards to Messrs. Okerstrom, Dzielak and Pickerill:

•
200,000 stock options granted to Mr. Okerstrom that vest 100% on the fourth anniversary of the grant date, and 40,502 stock options granted to each of Messrs. Dzielak and Pickerill that vest 50% on each of the second and fourth anniversaries of the date of grant, subject in all cases to the executive’s continued employment with the Company (the “2018 Cliff Vest Options”); and

•
200,000 stock options granted to Mr. Okerstrom and 51,280 stock options granted to each of Messrs. Dzielak and Pickerill, with 50% of each grant subject to the satisfaction of a stock price goal of $200 on September 15, 2021 (a 91% increase to the closing price of Expedia Group’s common stock on the date of grant), and with the remaining 50% of each grant subject to the satisfaction of a stock price goal of $180 on September 30, 2021 (a 72% increase to the closing price of Expedia Group’s common stock on the date of grant), with satisfaction of the stock price goal in each case measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding the applicable vest date (the “2018 Performance Options” and together with the Cliff Vest Options, the “2018 Special Stock Option Awards”).

The exercise price for the 2018 Special Stock Option Awards is $104.50 per share (the closing price of Expedia Group’s common stock on the date of grant), and each stock option has a seven-year term. The Company engaged Compensia to evaluate various long-term incentive alternatives and make recommendations to the Committees. In finalizing the structure of the 2018 Special Stock Option Awards, the Committees took into account a variety of factors, including the factors noted above with respect to the 2018 Annual Review Equity Awards, as well as:

•	the desire to retain the executives’ services for the long-term, as reflected in the extended vesting schedule for both service-based and performance-based awards;

•	alignment of performance-based compensation for senior executives with performance-based compensation of the Chief Executive Officer;

•
the additional incentive to create significant stockholder value by virtue of the stock price performance goals applicable to the 2018 Performance Options, which represented significant increase in the Company’s stock price over the then current market price; and

•
the Committees’ substantial desire to retain the services of key executives for the long-term, as reflected in the extended vesting schedule for both the 2018 Cliff Vest Options and the 2018 Performance Options.

The 2018 equity grants to the named executive officers described above are reflected in the table titled “2018 Grants of Plan- Based Awards” in the section below titled “Executive Compensation.”
Other Compensation
In addition to the primary elements of compensation (base salary, cash bonuses and equity awards) described above, the named executive officers may also receive compensation in the following forms:

•
401(k) Match: All domestic Expedia Group employees, including executives, who participate in Expedia Group’s 401(k) Retirement Program are eligible for Company matching contributions. Expedia Group matches 50% of each dollar a participant contributes, up to the first 6% of eligible compensation, subject to applicable Internal Revenue Service limits.

•
Personal Use of Corporate Aircraft: Executives may receive benefits attributable to the personal use of certain aircraft, including aircraft jointly owned by Expedia Group and IAC. Pursuant to Company policy, Mr. Diller is required to travel on corporate aircraft for business and personal purposes, and the Company’s Chief Executive Officer and other senior executives are encouraged to travel on corporate aircraft for business and personal purposes when doing so would serve the interests of the Company. In addition to serving general security interests, this means of travel permits Mr. Diller and other executives to travel non-stop and without delay, to remain in contact with Expedia Group while traveling, to change plans quickly in the event Company business requires, and to conduct confidential Company business while flying, be it telephonically, by email or in person. These interests are furthered on both business and personal flights, as Mr. Diller and other executives typically provide services to Expedia Group while traveling in either case. Nonetheless, the incremental cost to Expedia Group of executive’s travel for personal purposes during 2018 is reflected as compensation from Expedia Group, and is taken into account in establishing executive’s overall compensation package. For personal use of Company-owned aircraft during 2018, Mr. Okerstrom reimbursed the Company an amount permitted under applicable rules of the Federal Aviation Administration for his personal use of the aircraft. See the disclosure under the section "Relationships Involving Significant Stockholders, Named Executives and Directors-Relationships Involving Mr. Okerstrom."

In addition, in light of Mr. Diller’s senior role at both companies, Expedia Group and IAC have agreed to share certain expenses associated with the provision of personal benefits to Mr. Diller, including the use of automobiles for personal purposes and certain office space and IT equipment used by individuals who work for Mr. Diller personally. Expedia Group and IAC each cover 50% of the costs, which reflects the current allocation of actual time spent by Mr. Diller between the two companies.
Other 2018 Compensation Approvals
New Employment Agreement for Mr. Dzielak. On March 2, 2018, the Compensation Committee approved the terms of, and on the same day, the Company entered into, an amended and restated employment agreement with Mr. Dzielak. Mr. Dzielak’s prior employment agreement expired on March 2, 2018. Pursuant to the amended and restated employment agreement: (i) Mr. Dzielak’s employment with the Company may be terminated at any time with or without cause or notice, (ii) his annual base salary was increased from $600,000 to $700,000, effective as of February 26, 2018, and (iii) his target bonus remained unchanged at 100% of his base salary. In connection with his entry into the new employment agreement, the Section 16 Committee also approved a grant of 12,747 restricted stock units that will vest annually over four years, subject to his continued service with the Company. These arrangements were intended to further encourage Mr. Dzielak’s long term commitment to the Company in light of his significant knowledge of, and experience managing, the various legal and regulatory issues relevant to the travel industry generally, and the Company and its businesses specifically. The severance provisions of Mr. Dzielak’s new employment agreement are described below in the section titled “Severance.”
Initial Equity Award For Mr. Kern. On August 17, 2018, the Section 16 Committee approved an award of 50,000 restricted stock units to Mr. Kern in connection with his appointment to the Vice Chairman role. The restricted stock units vest 100% on the third anniversary of June 20, 2018 (i.e., the date of his appointment as Vice Chairman), subject to Mr. Kern’s continued employment with the Company. To assist the Section 16 Committee, the Company engaged Compensia to evaluate various long-term incentive alternatives and in finalizing the structure of Mr. Kern’s award, the Section 16 Committee took into account a variety of factors, including:
•comparative compensation data, to the extent available;
•alignment with the performance-based equity compensation of the Chief Executive Officer;
•Mr. Kern’s participation in the strategic oversight of the Company;
•the desire to retain Mr. Kern’s services for the long-term, as reflected in the extended vesting schedule; and
•the fact that Mr. Kern was not expected to receive a salary or cash bonus compensation.
Other Executive Compensation Practices and Policies
Stock Ownership Policy
To further align the interests of Expedia Group senior management and Expedia Group stockholders, the Company has adopted a Stock Ownership Policy that specifies a number of shares that the Chief Executive Officer and members of the Company’s senior leadership team (other than the Chairman and Vice Chairman) are expected to accumulate and hold by the later of five years from the date of hire or promotion into an eligible position (the “Ownership Target Date”). Unexercised stock options and unvested restricted stock units are not counted toward compliance with the minimum stockholding target.
The Stock Ownership Policy also includes stock retention provisions. Prior to the Ownership Target Date, if eligible executives have not met their stockholding requirement, they are required to retain 25% of the net shares received from any exercised options or any vested restricted stock units until they have met their stockholding target. “Net shares” are the shares remaining after payment of the exercise price and/or withholding of taxes. If executives subject to the Policy have not met their stockholding requirement on the Ownership Target Date, the net-share retention percentage may be increased until they have met their minimum stockholding target. The Stock Ownership Policy minimum stockholding target is 200,000 shares for Mr. Okerstrom and 60,000 shares for Messrs. Dzielak and Pickerill. Messrs. Okerstrom, Dzielak and Pickerill have not met their respective Ownership Targets and are therefore required to retain 25% of the net shares received from any exercised options or vesting of restricted stock unit awards.
Hedging Policy
The Expedia Group, Inc. Securities Trading Policy prohibits employees, including executive officers, from engaging in short sales with respect to Expedia Group securities or the purchase, sale or issuance of options or rights relating to Expedia Group securities. This prohibition extends to various forms of hedging or monetization transactions.
Incentive Compensation Clawback Policy
In March 2018, the Expedia Group Board of Directors adopted, and delegated authority to the Compensation Committee to administer, an Incentive Clawback Policy that applies to compensation granted to current and former executives after January 1, 2018. The Incentive Clawback Policy provides that in the event of either (i) a material accounting restatement resulting from material noncompliance with financial reporting requirements, or (ii) misconduct that involves a material violation of law or the Company’s policies resulting in significant harm to the Company, the Compensation Committee is authorized to recover any excess incentive compensation that was received by certain employees, including current and former executive officers, taking into account such factors as the Compensation Committee deems appropriate. In addition, equity award agreements for all employees, including the named executive officers, provide for the recovery of equity-based compensation realized during the two years prior to an employee’s termination of employment for cause.
Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the company’s applicable named executives. Prior to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) this limitation generally did not apply to compensation that met the tax code requirements for “qualifying performance-based” compensation. Following enactment of the Tax Act, we generally expect that compensation paid to our applicable executive officers in excess of $1 million will not be deductible, subject to an exception for specified compensation provided pursuant to a binding written contract in effect as of November 2, 2017 that meets the requirement for grandfathered treatment. Additionally, under applicable Internal Revenue Service rules, the personal use of corporate aircraft leads to a disallowance of the deduction by Expedia Group for tax purposes of certain airplane-related costs. The Compensation Committees intend to continue to consider the potential impact of Section 162(m) on compensation decisions, but believe that stockholder interests are best served if their discretion and flexibility in awarding compensation is not restricted, even though some compensation awards may result in non-deductible compensation expenses.
Change in Control
Under the Expedia Group, Inc. Fourth Amended and Restated 2005 Stock and Annual Incentive Plan (the “Expedia Group 2005 Plan”), the named executive officers are entitled to accelerated vesting of equity awards in the event of a change in control of Expedia Group. The Compensation Committees believe that accelerated vesting of equity awards in connection with change in control transactions would provide an incentive for these executives to continue to help execute successfully such a transaction from its early stages until closing.
For a description and quantification of these change in control benefits, please see the section below titled “Executive Compensation-Potential Payments Upon Termination or Change in Control.”
Severance
Employment Agreements. Each of Messrs. Okerstrom, Dzielak and Pickerill have employment agreements with Expedia Group pursuant to which, in the event of a qualifying termination and subject to the executive executing a release of claims agreement:

•
Expedia Group will continue to pay base salary to (i) Messrs. Okerstrom and Pickerill through the longer of the end of the term of the employment agreement (subject to a maximum of 36 months for Mr. Okerstrom only) and 12 months, and (ii) to Mr. Dzielak for 12 months, except that Expedia Group may, at its sole discretion, choose to extend the payment period to 18 months (whether 12 or 18 months, the “Dzielak Continuation Period”), in each case payable in equal biweekly installments and provided that such payments will be offset by any amount earned by the executive from another employer during the relevant period;

•
Expedia Group will consider in good faith the payment of discretionary bonuses on a pro rata basis for the year in which termination of employment occurs, payable in a lump sum at the time such annual bonus would otherwise have been paid;

•
Expedia Group will pay an amount equal to COBRA health insurance coverage for a period of 12 months for Messrs. Okerstrom and Pickerill and for the Dzielak Continuation Period for Mr. Dzielak, in each case payable in a lump sum;

•
except as described below with respect to certain long-term incentive stock option awards, all equity holdings that otherwise would have vested during the 12-month period following termination of employment will accelerate, provided that equity awards that vest less frequently than annually will be treated as though such awards vested annually; and

•
Messrs. Okerstrom, Dzielak and Pickerill will have 18 months following the date of termination to exercise any vested stock options (including stock options accelerated pursuant to the terms of the executive’s employment agreement) or, if earlier, through the scheduled expiration date of the options.

Non-Competition & Non-Solicitation Provisions. Messrs. Okerstrom, Dzielak and Pickerill will be restricted from competing with the Company and from soliciting Company employees and business partners during a period following termination of their employment for any reason. For Messrs. Okerstrom and Pickerill the applicable period is the longer of the term of their employment agreement and eighteen months, and in the case of Mr. Dzielak it is the Dzielak Continuation Period.
Offset Provisions. Any cash payments made in connection with the severance provisions described above will be offset by any cash amounts earned from another employer during the applicable time period.

Equity Award Agreements. Upon an executive’s termination of employment by the Company without cause (other than by reason of death or disability) or resignation by the executive for good reason, certain equity grants vest on a pro rated basis for each full month from the date of grant to the applicable termination date (or, in the case of Messrs. Okerstrom and Kern only, the first anniversary of the termination date) and, in the case of such equity awards subject to satisfaction of a stock price goal, subject to the achievement of such stock price goal. Equity awards with special monthly pro-rated severance provisions include:

•	performance-based and service-based stock options granted to Mr. Okerstrom on March 7, 2016;

•	performance-based options granted to Mr. Okerstrom on September 15, 2017;

•	2018 Performance-Based Options granted to Messrs. Okerstrom, Dzielak and Pickerill;

•	2018 Cliff-Vest Options granted to Messrs. Dzielak and Pickerill; and

•	cliff-vest restricted stock units granted to Mr. Kern on August 17, 2018.
The foregoing arrangements are intended to attract and retain qualified executives who may have other employment alternatives that may appear to them to be less risky absent these arrangements.
Compensation Committee Report
The Compensation Committees have reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on this review and discussions with management, the Compensation Committees recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in the Company’s 2019 proxy statement.
Members of the Compensation Committee:
Jonathan L. Dolgen (Co-Chairman)
Craig A. Jacobson (Co-Chairman)
Chelsea Clinton
Pamela L. Coe
Members of the Section 16 Committee:
Jonathan L. Dolgen (Co-Chairman)
Craig A. Jacobson (Co-Chairman)
Chelsea Clinton

2018 Summary Compensation Table
The table below sets forth certain information regarding the total compensation earned by our named executive officers in 2018, as well as equity awards made to our named executive officers during 2018.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)

Barry Diller	2018	465,000	2,500,000	—	—	652,100	3,617,100
Chairman and Senior Executive	2017	465,000	1,000,000	—	6,840,950	560,895	8,866,845
	2016	465,000	1,000,000	—	6,465,841	618,785	8,549,626

Peter M. Kern	2018	43,764	—	6,809,927	—	45,000	6,898,691
Vice Chairman (appointed June 2018)

Mark D. Okerstrom	2018	1,000,000	3,000,000	—	9,078,946	10,616	13,089,562
President and Chief Executive Officer (former Chief Financial Officer)	2017	824,039	1,250,000	3,480,000	25,158,318	8,100	30,720,457
	2016	750,000	750,000	—	16,632,057	54,333	18,186,390

Robert J. Dzielak	2018	680,769	925,000	1,295,223	4,290,208	5,788	7,196,988
Chief Legal Officer and Secretary	2017	595,193	600,000	—	2,007,402	5,683	3,208,278
	2016	575,000	575,000	—	2,031,978	5,683	3,187,661

Alan R. Pickerill	2018	510,577	512,500	1,028,801	3,253,570	7,087	5,312,535
Executive Vice President, Chief Financial Officer, and Treasurer (appointed September 2017)	2017	346,654	325,000	—	2,009,143	6,202	2,686,999

(1)
The amounts in the Salary column reflect base salary earned during the relevant fiscal year, other than for Mr. Kern. For Mr. Kern, the amount in the Salary column reflects fees for his services as a non-employee director from January 1, 2018 to June 20, 2018 under the Company’s non-employee director compensation program.

(2)	The amounts in the Bonus column reflect annual cash bonuses paid to named executive officers for performance in the relevant fiscal year.

(3)
Reflects aggregate grant date fair value of awards granted in the year indicated, computed in accordance with FASB ASC Topic 718. The grant date fair value of awards reflects an estimate as of the grant date and may not correspond to the actual value that will be recognized by the named executive officers. For Mr. Kern, the amounts in the Stock Awards column reflect the sum of RSUs awarded for his service as a non-employee director on June 1, 2018 and RSUs awarded on August 17, 2018 following his appointment as Vice Chairman. For details regarding the assumptions used to calculate these amounts in 2018, see footnote 4 to the table below titled, “2018 Grants of Plan-Based Awards.”

(4)	Additional information regarding certain components of amounts reflected in the “All Other Compensation” is as follows:

	Barry Diller	Peter M. Kern	Mark D. Okerstrom	Robert J. Dzielak	Alan R. Pickerill
Corporate Aircraft(a)	$598,016	—	—	—	—
401(k) Company Match(b)	—	—	$7,096	$5,788	$7,087
Miscellaneous(c)	$54,084	$45,000	$3,520	—	—

(a)
Reflects the incremental cost to Expedia Group for personal use of corporate aircraft jointly owned by each of Expedia Group and IAC (or charter aircraft in the event the jointly-owned aircraft are temporarily unavailable). In 2018, the incremental cost to Expedia Group for Messrs. Diller’s and Okerstrom’s personal use of these aircraft is based on the average variable operating cost to Expedia Group. Variable operating costs include fuel, certain maintenance costs, navigation fees, onboard catering, landing fees, crew travel expenses and other miscellaneous variable costs. The total annual variable costs are divided by the annual number of hours such aircraft flew to derive an average variable cost per hour. This average variable cost per hour is then multiplied by the hours flown for personal use (for the jointly-owned aircraft, including repositioning flights, commonly referred to as

“deadhead” flights), to derive the incremental cost. We do not include fixed costs that do not change based on usage, such as pilots’ salaries, purchase costs, insurance, scheduled maintenance and non-trip-related hangar expenses in the case of the jointly-owned aircraft. For personal use of the corporate aircraft during 2018, Mr. Okerstrom reimbursed the Company an amount permitted under Federal Aviation Administration regulations for his personal use of the aircraft. Executive officers occasionally have family members or other guests accompany them on business and personal trips, at minimal incremental cost to the Company. While travel by family members or other guests does not result in any incremental cost to the Company, such travel does result in the imputation of taxable income to such executive officers, the amount of which is calculated in accordance with applicable IRS regulations. See the section above titled “Compensation Discussion and Analysis- Compensation Program Elements-Other Compensation” for a description of the Company’s policy regarding the personal use of Company aircraft by executive officers.

(b)
Represents matching contributions of Expedia Group under the Company’s 401(k) Retirement Savings Plan. Under this plan as in effect through December 31, 2018, Expedia Group matches $0.50 for each dollar a participant contributes, up to the first 6% of eligible compensation, subject to limits imposed by the Internal Revenue Code.

(c)
For Mr. Diller, “Miscellaneous” represents the total amount of other benefits provided to Mr. Diller, none of which individually exceeded 10% of the total value of all perquisites and personal benefits. In connection with the IAC/Expedia Group Spin-Off, Expedia Group and IAC agreed that, in light of Mr. Diller’s senior role at both companies and his anticipated use of certain resources for the benefit of both companies, certain expenses associated with such usage would be shared between Expedia Group and IAC. Mr. Diller is provided with the use of certain automobiles for business and personal purposes and certain IAC-owned office space and IT equipment for use by certain individuals who work for Mr. Diller personally. In 2018, Expedia Group and IAC covered 50% and 50% of these costs, respectively. For Mr. Okerstrom, “Miscellaneous” represents the cost of certain personal security services paid by the Company for Mr. Okerstrom and his family when traveling outside of the U.S. For Mr. Kern, “Miscellaneous” represents the cash compensation received for service on the trivago N.V. Supervisory Board in 2018.

2018 Grants of Plan-Based Awards
During fiscal year 2018, the Compensation Committee or Section 16 Committee, as appropriate, approved stock option awards and RSU awards to the named executive officers as follows:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise Price or Base Price of Option Awards ($/Sh)	Closing Market Price on Date of Grant ($)	Estimated Future Payouts Under Equity Incentive Plan Awards(#)(3)	Grant Date Fair Value of Awards ($)(4)

Peter M. Kern-Director RSUs(1)	06/01/2018	—	—	120.02	2,065	249,927
Peter M. Kern-Cliff-Vest RSUs(1)	08/17/2018	—	—	131.03	50,000	6,560,000
Mark D. Okerstrom-Cliff-Vest Options	03/02/2018	200,000	104.50	104.50	—	5,118,946
Mark D. Okerstrom- Performance Options	03/02/2018	200,000	104.50	104.50	—	3,960,000
Robert J. Dzielak-Incremental Vesting Options	03/02/2018	81,004	104.50	104.50	—	2,073,276
Robert J. Dzielak-Cliff-Vest Options	03/02/2018	40,502	104.50	104.50	—	1,201,588
Robert J. Dzielak-Performance Options	03/02/2018	51,280	104.50	104.50	—	1,015,344
Robert J. Dzielak-Incremental Vesting RSUs	03/02/2018	—	—	104.50	12,747	1,295,223
Alan R. Pickerill-Incremental Vesting Options	03/02/2018	40,502	104.50	104.50	—	1,036,638
Alan R. Pickerill-Cliff-Vest Options	03/02/2018	40,502	104.50	104.50	—	1,201,588
Alan R. Pickerill-Performance Options	03/02/2018	51,280	104.50	104.50	—	1,015,344
Alan R. Pickerill-Incremental Vesting RSUs	03/02/2018	—	—	104.50	10,125	1,028,801

(1)
Mr. Kern received the Director RSU award for his service as a non-employee director under the Company’s non-employee director compensation program on June 1, 2018, and received the Cliff-Vest RSU award following his appointment as Vice Chairman on June 20, 2018.

(2)
All options have a seven-year term and all options, other than the Performance Options and the Cliff-Vest Options granted to Messrs. Okerstrom, Dzielak and Pickerill on March 2, 2018, vest equally on February 15 in each of the first four years following the date of grant. The Performance Options granted on March 2, 2018 to Messrs. Okerstrom, Dzielak and Pickerill are subject to the following vesting schedule: 50% of each grant is subject to the satisfaction of a stock price goal of $200 on September 15, 2021 and the remaining 50% of each grant is subject to the satisfaction of a stock price goal of $180 on September 30, 2021, with satisfaction of the stock price goal in each case measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding the applicable vest date. The Cliff-Vest Options granted on March 2, 2018 to Mr. Okerstrom vest 100% on the fourth anniversary of the grant date. The Cliff-Vest Options granted on March 2, 2018 to Messrs. Dzielak and Pickerill vest 50% on each of the second and fourth anniversaries of the date of grant. In each case, vesting is also subject to the continued employment of the optionee with the Company.

(3)
Represents the number of shares of Expedia Group common stock to be issued upon satisfaction of the conditions to vesting, without taking into account shares withheld to cover taxes, if any. The Incremental Vesting RSUs awarded on March 2, 2018 to Mr. Dzielak and to Mr. Pickerill vest annually over four years subject to the executive’s continued employment with the Company. The Director RSUs awarded to Mr. Kern on June 1, 2018 vest in three equal installments commencing on the first anniversary of the grant date, subject to his continued service with the Company. The Cliff-Vest RSUs awarded on August 17, 2018 to Mr. Kern vest 100% on June 20, 2021, subject to his continued employment or service with the Company.

(4)
These amounts reflect an estimate of the grant date fair value and may not correspond to the actual value that will be recognized by the named executive officers. For stock options, reflects the full grant date fair value, calculated in accordance with FASB ASC Topic 718 using a Black-Scholes option valuation methodology, except for Performance Options granted to Messrs. Okerstrom, Dzielak and Pickerill on March 2, 2018, each of which uses the Monte Carlo valuation model. The Black-Scholes model incorporates various other assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on historical volatility of our common stock and other relevant factors. The expected term is based on our historical experience and on the terms and conditions of the stock option awards granted to employees. For option awards granted to the named executive officers during 2018, the Black-Scholes and Monte Carlo option pricing model assumptions were as follows:

	Grant Date	Expected Term (years)	Risk-Free Interest Rate (%)	Expected Volatility (%)	Assumed Annual Dividend Rate (% of grant date closing price)
Mark D. Okerstrom-Cliff-Vest Options	03/02/2018	3.50	2.43	32.33	1.15
Robert J. Dzielak and Alan R. Pickerill-Cliff-Vest Options	03/02/2018	4.40	2.54	33.88	1.15
Mark D. Okerstrom, Robert J. Dzielak and Alan R. Pickerill-Performance Options	03/02/2018	5.29	2.64	35.42	0.85
Robert J. Dzielak and Alan R. Pickerill-Incremental Vesting Options	03/02/2018	3.50	2.43	32.33	1.15
Outstanding Equity Awards at 2018 Year-End
The following table provides information regarding the holdings of stock options and RSUs by the named executive officers as of December 31, 2018. The market value of the RSUs is based on the closing price of Expedia Group common stock on the Nasdaq Stock Market on December 31, 2018, the last trading day of the year, which was $112.65.

		Option Awards						Stock Awards
								Equity Incentive Plan Awards:
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Barry Diller	03/13/2013	100,000	(2)	—		65.75	03/13/2020	—		—
	02/26/2014	100,000	(2)	—		78.52	02/26/2021	—		—
	02/27/2015	112,500		37,500	(3)	91.75	02/27/2022	—		—
	02/25/2016	75,000		75,000	(3)	105.13	02/25/2023	—		—
	02/28/2017	37,500		112,500	(3)	119.04	02/28/2024	—		—

Peter M. Kern	06/01/2016	—		—		—	—	749	(9)	84,375
	03/06/2017	24,712		49,423	(14)	12.14	03/06/2024	—		—
	06/01/2017	—		—		—	—	1,159	(9)	130,561
	12/20/2017	—		125,520	(14)	7.17	12/20/2024	—		—
	06/01/2018	—		—		—	—	2,065	(9)	232,622
	08/17/2018	—		—		—	—	50,000	(13)	5,632,500

Mark D. Okerstrom	02/28/2012	25,000	(4)	—		33.79	02/28/2019	—		—
	03/13/2013	100,000	(2)	—		65.75	03/13/2020	—		—
	02/26/2014	100,000	(2)	—		78.52	02/26/2021	—		—
	03/06/2014	50,000	(2)	—		74.71	03/06/2021	—		—
	02/27/2015	86,250		28,750	(3)	91.75	02/27/2022	—		—
	02/25/2016	57,500		57,500	(3)	105.13	02/25/2023	—		—
	03/07/2016	—		225,000	(5)	105.39	03/07/2023	—		—
	03/07/2016	—		175,000	(6)	105.39	03/07/2023	—		—
	02/28/2017	33,750		101,250	(3)	119.04	02/28/2024	—		—
	09/15/2017	75,000		225,000	(2)	142.13	09/15/2024	—		—
	09/15/2017	—		300,000	(7)	142.13	09/15/2024	—		—
	09/15/2017	—		—		—	—	25,000	(8)	2,816,250
	03/02/2018	—		200,000	(10)	104.50	03/02/2025	—		—
	03/02/2018	—		200,000	(12)	104.50	03/02/2025	—		—

Robert J. Dzielak	03/13/2013	35,232	(2)	—		65.75	03/13/2020	—		—
	02/26/2014	65,000	(2)	—		78.52	02/26/2021	—		—
	02/27/2015	48,750		16,250	(3)	91.75	02/27/2022	—		—
	02/27/2015	—		—		—	—	2,898	(3)	326,460
	02/25/2016	35,000		35,000	(3)	105.13	02/25/2023	—		—
	02/28/2017	17,500		52,500	(3)	119.04	02/28/2024	—		—
	03/02/2018	—		81,004	(3)	104.50	03/02/2025	—		—
	03/02/2018	—		40,502	(11)	104.50	03/02/2025	—		—
	03/02/2018	—		51,280	(12)	104.50	03/02/2025	—		—
	03/02/2018	—		—		—	—	12,747	(3)	1,435,950

Alan R. Pickerill	03/13/2013	500	(2)	—		65.75	03/13/2020	—		—
	02/26/2014	4,500	(2)	—		78.52	02/26/2021	—		—

		Option Awards					Stock Awards
							Equity Incentive Plan Awards:
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

	02/27/2015	4,225	2,125	(3)	91.75	02/27/2022	—		—
	02/25/2016	3,750	5,000	(3)	105.13	02/25/2023	—		—
	04/08/2016	—	—		—	—	1,085	(3)	122,225
	02/28/2017	3,442	10,326	(3)	119.04	02/28/2024	—		—
	09/15/2017	12,500	37,500	(2)	142.13	09/15/2024	—		—
	03/02/2018	—	40,502	(3)	104.50	03/02/2025	—		—
	03/02/2018	—	40,502	(11)	104.50	03/02/2025	—		—
	03/02/2018	—	51,280	(12)	104.50	03/02/2025	—		—
	03/02/2018	—	—		—	—	10,125	(3)	1,140,581

(1)	Represents the date on which the original grant was approved by the applicable compensation committee.

(2)	Options, or RSUs, as the case may be, vest in four equal annual installments commencing on the first anniversary of the grant date.

(3)	Options, or RSUs, as the case may be, vest in four equal installments commencing on February 15 in each of the first four years following the grant date.

(4)	Options vested in full on February 28, 2016, the fourth anniversary of the grant date.

(5)	Options vest in two equal installments on March 7, 2019 and March 7, 2021.

(6)
Options vest in full in one installment on September 30, 2021, subject to satisfaction of a stock price goal of $180, measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding September 30, 2021.

(7)
Options vest in full in one installment on September 15, 2021, subject to satisfaction of a stock price goal of $200, measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding September 15, 2021.

(8)
RSUs vest in full in one installment on September 15, 2021, and are subject to the achievement of performance goals relating either to stock price performance or worldwide hotel bookings, which goals have been satisfied.

(9)	RSUs vest in three equal installments commencing on the first anniversary of the grant date.

(10)	Options vest in full on March 2, 2022, the fourth anniversary of the grant date.

(11)	Options vest in two equal installments on March 2, 2020 and March 2, 2022.

(12)
Options vest in two equal installments: (a) 50% on September 15, 2021, subject to satisfaction of a stock price goal of $200, measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding September 15, 2021; and (b) 50% on September 30, 2021, subject to satisfaction of a stock price goal of $180, measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding September 30, 2021.

(13)	RSUs vest in full on June 20, 2021.

(14)
Represents options to purchase American Depositary Shares of trivago N.V. granted pursuant to the trivago N.V. 2016 Omnibus Incentive Plan. Options vest in equal installments on each of the first three anniversaries of (i) January 3, 2017, for the option granted on March 6, 2017, or (ii) January 2, 2018, for the option granted on December 20, 2017.

2018 Option Exercises and Stock Vested
The following table provides information regarding Expedia Group stock options exercised by and Expedia Group restricted stock unit awards vested for the named executive officers during 2018.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)

Barry Diller	49,868	(4)	4,315,577	—	—
Peter M. Kern	—		—	2,105	252,642
Mark D. Okerstrom	—		—	2,846	366,622
Robert J. Dzielak	—		—	2,898	296,263
Alan R. Pickerill	—		—	543	55,511

(1)
Represents the value of exercised options calculated by multiplying (i) the number of shares of Expedia Group’s common stock to which the exercise of the option related by (ii) the difference between the market price of Expedia Group's common stock at exercise and the exercise price of the options.

(2)	Represents the gross number of shares acquired upon vesting of RSUs without taking into account any shares that may be withheld to satisfy applicable tax obligations.

(3)
Represents the value of vested RSUs calculated by multiplying the gross number of vested RSUs by the closing price of Expedia Group common stock on the Nasdaq Stock Market on the vesting date or if the vesting occurred on a day on which the Nasdaq Stock Market was closed for trading, the immediately preceding trading day.

(4)
Mr. Diller exercised options to purchase 49,868 shares of Expedia Group common stock, of which 8,834 shares were withheld and concurrently cancelled by the Company to cover the exercise price, and 20,479 shares were withheld and concurrently cancelled to cover tax obligations, with a net delivery of 20,555 shares. These options were granted to Mr. Diller in March 2011. Mr. Diller exercised the options in 2018 because the options were scheduled to expire. Mr. Diller holds the net shares acquired upon exercise.

Potential Payments Upon Termination or Change in Control
Certain of our employment agreements, compensation plans, and equity award agreements entitle some of our named executive officers to salary continuation, accelerated vesting of equity awards and other severance benefits in the event of a change in control of the Company and/or upon the termination of the executive’s employment with Expedia Group under specified circumstances. These plans and agreements are described below as they apply to our named executive officers.
Employment Agreement Severance Provisions
Qualifying Termination. Each of Messrs. Okerstrom, Pickerill and Dzielak have entered into an employment agreement with Expedia Group, pursuant to which, in the event of such executive’s termination of employment by the Company without cause (other than by reason of his death or disability) or by the executive for good reason (together, a “Qualifying Termination”) and subject to the executive executing a release of claims agreement:

•
Expedia Group will continue to pay base salary to Messrs. Okerstrom and Pickerill through the longer of the end of the term of the employment agreement (subject to a maximum of 36 months for Mr. Okerstrom only) and 12 months and to Mr. Dzielak for 12 months, except that Expedia Group may, at its sole discretion, choose to extend the payment period to 18 months (whether 12 or 18 months, the “Dzielak Continuation Period”), in each case payable in equal biweekly installments and provided that such payments will be offset by any amount earned by the executive from another employer during the relevant period;

•
Expedia Group will pay an amount equal to COBRA health insurance coverage for a period of 12 months for Messrs. Okerstrom and Pickerill and for the Dzielak Continuation Period for Mr. Dzielak in each case payable in a lump sum;

•
except as described below under “Okerstrom Long-Term Equity Awards” and “Dzielak/Pickerill Long-Term Equity Awards,” all equity holdings that otherwise would have vested during the 12-month period following termination of employment will accelerate, provided that equity awards that vest less frequently than annually shall be treated as though such awards vested annually; and

•
Messrs. Okerstrom, Pickerill and Dzielak will have 18 months following the date of termination to exercise any vested stock options (including stock options accelerated pursuant to the terms of the executive’s employment agreement) or, if earlier, through the scheduled expiration date of the options.

In addition, Messrs. Okerstrom, Pickerill and Dzielak will be restricted from competing with the Company and from soliciting Company employees and business partners during a period following termination of their employment for any reason. For Messrs. Okerstrom and Pickerill the applicable period is the longer of the term of their employment agreement and eighteen months, and in the case of Mr. Dzielak it is the Dzielak Continuation Period. Any cash payments made in connection with the severance provisions described above shall be offset by any cash amounts earned from another employer during the applicable time period.
As defined in the Okerstrom, Dzielak and Pickerill employment agreements:

•
“Good reason” means the occurrence of any of the following without the executive’s consent (i) the Company’s material breach of any material provision of the executive’s employment agreement, (ii) the material reduction in the executive’s title, duties or reporting responsibilities, (iii) a material reduction in the executive’s base salary, or (iv) the relocation of the executive’s principal place of employment more than 50 miles outside of the Seattle metropolitan area, in each case, following a requisite notice and cure period in favor of the Company; and

•
“Cause” means the executive’s (i) plea of guilty or nolo contendere to, conviction for, or the commission of, a felony offense, (ii) material breach of a fiduciary duty owed to the Company or any of its subsidiaries, (iii) material breach of any of the covenants made pursuant to the executive’s employment agreement, (iv) willful or gross neglect of the material duties required by the executive’s employment agreement, or (v) knowing and material violation of any Company policy pertaining to ethics, legal compliance, wrongdoing or conflicts of interest, subject to certain qualifications.

Messrs. Diller and Kern do not have an employment agreement with the Company.
Expedia Group 2005 Plan Change in Control Equity Acceleration
Pursuant to the Expedia Group 2005 Plan, in the event of a change in control, outstanding stock options and RSUs held by employees with a title of Senior Vice President or above, including each of our named executive officers, will become fully vested and, in the case of options, fully exercisable (“Single Trigger Event”). With respect to a Single Trigger Event, any restrictions applicable to restricted stock and RSUs will lapse, and RSUs will be considered earned and payable in full and will be settled in cash or shares of Expedia Group common stock as promptly as practicable, except to the extent such settlement must be delayed pursuant to the rules and regulations of Section 409A of the Code.
The Expedia Group 2005 Plan defines a “change in control” as follows:

•
another party, other than Mr. Diller, Liberty Expedia Holdings, Inc. or their respective affiliates, acquires the beneficial ownership of at least 50% of the Company’s outstanding voting stock, with certain exceptions;

•
the members of the Board as of the date the Expedia Group 2005 Plan was adopted by the Board (the “incumbent Board members”) cease to constitute a majority of the Board (with replacement directors that are endorsed by a majority of the Company directors who are incumbent Board members generally counting as incumbent Board members);

•
the Company consummates a merger, reorganization or consolidation with another party, or the sale or other disposition of all or substantially all of the Company’s assets or the purchase of assets or stock of another entity (“Business Combination”), unless (A) all or substantially all of the beneficial stockholders of the Company immediately prior to such Business Combination retain more than 50% of the combined voting power of the outstanding voting securities of the entity resulting from the Business Combination in substantially the same proportions as their ownership of voting stock immediately prior to such Business Combination, (B) no person (excluding Mr. Diller, Liberty Expedia Holdings, Inc. and their respective affiliates, any employee benefit plan (or related trust) of the Company or such entity resulting from such Business Combination) beneficially owns more than a majority of the combined voting power of the then outstanding voting securities of such entity except to the extent that such ownership of the Company existed prior to the Business Combination, and (C) at least a majority of the members of the board of directors (or equivalent governing body, if applicable) of the entity resulting from the Business Combination were incumbent members of the Company’s Board at the time of the initial agreement or Board action providing for such Business Combination; or

•	the Company’s stockholders approve the complete liquidation or dissolution of the Company.

Incremental Vesting Equity Awards
Other than new-hire grants or special equity awards, stock option and RSU awards to employees, including the named executive officers, have historically been subject to incremental vesting whereby 25% of the stock option or RSU award vests and, in the case of stock options, becomes exercisable in each of the four years following the grant, subject to continued service with us through each applicable vesting date (“Incremental Vesting Equity Awards”).
Each of our named executive officers other than Mr. Kern held Incremental Vesting Equity Awards that were unvested as of December 31, 2018. In the event of a change in control, these equity awards vest as described in the section above titled “Expedia Group 2005 Plan Change in Control Equity Acceleration”, and, if applicable, in the section above titled “Employment Agreement Severance Provisions” upon a Qualifying Termination.
Kern Equity Awards
Initial RSU Award. In connection with his appointment as Vice Chairman of the Company, Mr. Kern was granted an award of 50,000 restricted stock units on August 17, 2018, with a vest date of June 20, 2021, subject to Mr. Kern’s continued employment with the Company (the “2018 Kern Cliff-Vest RSUs”). In the event of a Qualifying Termination, or as a result of Mr. Kern’s death or disability, the 2018 Kern Cliff-Vest RSUs will vest on a pro-rated basis for each full month from the date of grant to the first anniversary of the termination date. For the purposes of the 2018 Kern Cliff-Vest RSUs, “good reason” also includes Mr. Diller no longer serving as Chairman and Senior Executive Officer of the Company (or comparable positions of and executive leadership).
Director RSUs. Prior to his appointment as Vice Chairman of the Company, Mr. Kern was entitled to receive standard non-employee director compensation in accordance with the Company’s compensation policies and practices for the Board, which included annual grants of restricted stock units on June 1 that vest in equal installments on the first three anniversaries of the grant date, subject to Mr. Kern’s continued service as a member of the Board (the “Kern Director RSUs”). In the event of a Change in Control (as defined in the Expedia Group 2005 Plan), the Kern Director RSUs will vest in full. If Mr. Kern ceases to be a member of the Expedia Group Board of Directors or otherwise provide services to the Company, the Kern Director RSUs will be forfeited.
Okerstrom Long-Term Equity Awards
In addition to Incremental Vesting Equity Awards, Mr. Okerstrom has also received the long-term equity awards described below.
2016 Awards. On March 7, 2016, Mr. Okerstrom was granted the following long-term equity awards:

•
an award of 225,000 stock options that vest 50% on each of the third and fifth anniversaries of the date of grant, subject to Mr. Okerstrom’s continued employment with the Company (the “2016 Okerstrom Cliff-Vest Options”); and

•
an award of 175,000 stock options that are subject to Mr. Okerstrom’s continued employment with the Company and satisfaction of a stock price goal of $180, measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding September 30, 2021 (the “2016 Okerstrom Performance Options” and together with the 2016 Okerstrom Cliff-Vest Options, the “2016 Okerstrom Long-Term Stock Option Awards”).

The exercise price for the 2016 Okerstrom Long-Term Stock Option Awards is $105.39.
2017 Awards. On September 15, 2017, Mr. Okerstrom was granted the following equity long-term equity awards:

•
an award of 300,000 stock options with an exercise price of $142.13 that are subject to Mr. Okerstrom’s continued employment with the Company and satisfaction of a stock price goal of $200, measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding September 15, 2021 (the “2017 Okerstrom Performance Options”); and

•
an award of 25,000 restricted stock units with a vest date of September 15, 2021, which was subject to the satisfaction of performance goals that were met, as determined by the Compensation Committee during the first quarter of 2018 (the "2017 Okerstrom Cliff-Vest RSUs" and together with the 2017 Okerstrom Performance Options, the “2017 Okerstrom Long-Term Equity Awards”).

2018 Awards. On March 2, 2018, Mr. Okerstrom was granted the following long-term equity awards, each with an exercise price of $104.50:

•
an award of 200,000 stock options that vest 100% on the fourth anniversary of the grant date, subject in all cases to the executive’s continued employment with the Company (the “2018 Okerstrom Cliff-Vest Options”); and

•
an award of 200,000 stock options that are subject to Mr. Okerstrom’s continued employment with the Company and, with 50% of the grant subject to the satisfaction of a stock price goal of $200 on September 15, 2021, and with the remaining 50% of the grant subject to the satisfaction of a stock price goal of $180 on September 30, 2021, with satisfaction of the stock price goal measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding the applicable vest date (the “2018 Okerstrom Performance Options” and together with the 2018 Okerstrom Cliff-Vest Options, the “2018 Okerstrom Long-Term Stock Option Awards”).

In the event of a Qualifying Termination, the 2016 Okerstrom Long-Term Stock Option Awards, the 2017 Okerstrom Performance Options and the 2018 Okerstrom Performance Options will vest on a pro-rated basis for each full month from the date of grant to the first anniversary of the termination date and, in the case of the 2016 Okerstrom Performance Options, the 2017 Okerstrom Performance Options and the 2018 Okerstrom Performance Options, subject to the achievement of the applicable stock price goal. In the event of a Qualifying Termination, the 2017 Okerstrom Cliff-Vest RSUs and the 2018 Okerstrom Cliff-Vest Options will vest as described above in the section titled "Employment Agreement Severance Provisions" for equity awards that vest less frequently than annually.
In the event of a Change in Control (as defined in the Expedia Group 2005 Plan), the 2016 Okerstrom Long-Term Stock Option Awards, the 2017 Okerstrom Long-Term Equity Awards, and the 2018 Okerstrom Long-Term Stock Option Awards will vest in full.
Dzielak and Pickerill Long-Term Equity Awards
In addition to Incremental Vesting Equity Awards, Messrs. Dzielak and Pickerill were each granted the following long-term equity awards on March 2, 2018, with an exercise price of $104.50:

•
40,502 stock options that vest 50% on each of the second and fourth anniversaries of the date of grant, subject in all cases to the executive’s continued employment with the Company (the “2018 Dzielak/Pickerill Cliff-Vest Options”); and

•
51,280 stock options, which are subject to the same performance goals discussed above with regard to the 2018 Okerstrom Long-Term Stock Option Awards (the “2018 Dzielak/Pickerill Performance Options” and together with the 2018 Dzielak/Pickerill Cliff-Vest Options, the “2018 Dzielak/Pickerill Long-Term Stock Option Awards”).

In the event of a Qualifying Termination, the 2018 Dzielak/Pickerill Long-Term Stock Option Awards will vest on a pro-rated basis for each full month from the date of grant to the termination date, in the case of the 2018 Dzielak/Pickerill Performance Options, subject to the achievement of the applicable stock price goal.
In the event of a Change in Control (as defined in the Expedia Group 2005 Plan), the 2018 Dzielak/Pickerill Long-Term Stock Option Awards will vest in full.
Estimated Potential Incremental Payments Upon Termination or Change in Control
The table below describes and quantifies certain amounts that would become payable to our named executive officers upon certain terminations of employment or change in control events, assuming that the relevant event occurred on December 31, 2018. These amounts, which exclude the effect of any applicable taxes, are based on:

•	the named executive’s base salary as of December 31, 2018;

•	the number of stock options or RSUs outstanding as of December 31, 2018; and

•	the closing price of Expedia Group common stock on December 31, 2018 ($112.65).
These amounts are estimates of the incremental amounts that would be paid out to the executive upon such relevant event. The actual amounts to be paid out can only be determined at the time of the relevant event, if any. In addition to these amounts, certain other amounts and benefits generally payable and made available to other Company employees upon a termination of employment, including payments for accrued but unpaid salary, will generally be payable to our named executives.

Name and Benefits	Qualifying Termination (1)($)	Qualifying Termination & Stock Price Performance Goal Satisfied ($)	Change in Control (2)($)
Barry Diller
Incremental Vesting Equity Awards	—	—	1,347,750

Total Estimated Incremental Value	—	—	1,347,750

Peter M. Kern
2018 Kern Cliff-Vest RSUs	2,816,250	—	5,632,500
Director RSUs	—	—	447,558

Total Estimated Incremental Value	2,816,250	—	6,080,058

Mark D. Okerstrom
Cash Severance (salary)	2,717,033	—	—
Health and Benefits	23,862	—	—
Incremental Vesting Equity Awards	817,075	—	1,033,275
2016 Okerstrom Cliff-Vest Options	1,429,313	—	1,633,500
2016 Okerstrom Performance Options(3)	—	866,408	1,270,500
2017 Okerstrom Cliff-Vest RSUs	1,408,125	—	2,816,250
2017 Okerstrom Performance Options(3)	—	—	—
2018 Okerstrom Cliff-Vest Options	407,500	—	1,630,000
2018 Okerstrom Performance Options(3)	—	834,421	1,630,000

Total Estimated Incremental Value	6,802,908	1,700,829	10,013,525

Robert J. Dzielak
Cash Severance (salary)(4)	1,051,923	—	—
Health and Benefits(4)	24,973	—	—
Incremental Vesting Equity Awards	1,321,633	—	3,025,417
2018 Dzielak Cliff-Vest Options	226,635	—	330,091
2018 Dzielak Performance Options(3)	—	213,775	417,932

Total Estimated Incremental Value	2,625,164	213,775	3,773,440

Alan R. Pickerill
Cash Severance (salary)	900,000	—	—
Health and Benefits	21,966	—	—
Incremental Vesting Equity Awards	491,905	—	1,674,910
2018 Pickerill Cliff-Vest Options	226,635	—	330,091
2018 Pickerill Performance Options(3)	—	213,775	417,932

Total Estimated Incremental Value	1,640,506	213,775	2,422,933

(1)
Qualifying Termination is described in the section above titled “Employment Agreement Severance Provisions - Qualifying Termination.” In the case of the 2018 Kern Cliff-Vest RSUs, also includes termination as a result of death or disability as well as Mr. Diller no longer serving as Chairman and Senior Executive Officer of the Company (or comparable positions of and executive leadership). “Health and Benefits” relates to the payment of an amount equal to COBRA health insurance coverage for a period of 12 months following termination of employment for Messrs. Okerstrom, Pickerill and Dzielak.

(2)	Upon a Change in Control (as defined in the Expedia Group 2005 Plan), all unvested equity awards held by the named executive officers vest in full.

(3)	Reflects incremental value of prorated vesting as of December 31, 2018. However, vesting of these options would remain subject to satisfaction of the applicable stock price goals.

(4)	The amount of Cash Severance (salary) and Health and Benefits for Mr. Dzielak assumes that Expedia Group has chosen to extend the Dzielak Continuation Period to 18 months.
Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, we are providing the information below regarding the ratio of the annual total compensation of our median compensated employee to that of our Chief Executive Officer (the “CEO Pay Ratio”).
Identifying Our Median Compensated Employee
The SEC rules allow companies to identify the median employee whose compensation will be used for the annual total compensation calculation once every three (3) years provided that there have not been any changes in the company’s employee population or employee compensation arrangements that it is reasonably believed would result in a significant change in its pay ratio disclosure. While there were no changes in the Company's employee population or employee compensation arrangements that it is reasonably believed would result in a significant change to the Company's pay ratio, the median employee identified in 2017 was subsequently promoted making the employee no longer representative of the median. Therefore, in accordance with SEC executive compensation disclosure rules, we selected an employee whose compensation was substantially similar to our 2017 median employee based on the compensation measure used to select the 2017 median employee.
As previously disclosed, when determining our median compensated employee, we included the following compensation elements for our global employee population other than our President and Chief Executive Officer, including employees of our consolidated subsidiaries, as of November 1, 2017 (the “Determination Date”), using foreign exchange rates in effect on the Determination Date for non-domestic employees:

•
annual salary, which for hourly employees was calculated based on hourly rates and total scheduled 2017 hours as of the Determination Date, and for all other employees was calculated based on their salary in effect on the Determination Date;

•	annual cash bonus (including cash incentive plan payments), which was calculated based on an employee’s target percentage times base salary in effect on the Determination Date; and

•	equity-based compensation, which was calculated based on target equity award levels as of the Determination Date, taking into account an employee’s role and level.
On the Determination Date, our global employee population for purposes of the median employee determination was 22,152 employees (comprised of 10,227 domestic and 11,925 international employees), including full-time and part-time employees, interns, trainees, and fixed term contractors who are paid directly by the Company. This determination process identified in a median group consisting of several employees and a representative employee was selected from that group, taking into account demographic characteristics that best represent a typical Expedia Group employee, including tenure, location, role and responsibilities.
Median Employee’s Total 2018 Compensation
Having identified our median compensated employee, we then calculated that employee’s actual 2018 total annual compensation in accordance with the SEC’s requirements for reporting named executive officer compensation in the Summary Compensation Table, resulting in 2018 annual total compensation of $67,457.
CEO’s Total 2018 Compensation
For the purposes of the 2018 CEO Pay Ratio disclosure, we used Mr. Okerstrom’s 2018 total compensation as reported in the Summary Compensation Table, which was $13,089,562.
2018 CEO Pay Ratio
The ratio of Mr. Okerstrom’s annual total compensation for 2018 to the median employee annual total compensation, determined as described above, was 194:1.
Other Considerations
Long-term equity incentive awards account for $9,078,946 (approximately 69%) of Mr. Okerstrom’s total 2018 annual incentive compensation. Assuming his continued employment with Expedia Group through the applicable vesting dates, of Mr. Okerstrom’s 2018 long-term incentive awards:

•	$5,118,946 (39% of his total 2018 compensation) would vest in March 2022 at the earliest;

•
$2,141,000 (16% of his total 2018 compensation) would vest in September 2021 at the earliest, and then only if a stock price goal of $180 is met (a 72% increase to the closing price of Expedia Group’s common stock on the date of grant); and

•
$1,819,000 (14% of his total 2018 compensation) would vest in September 2021 at the earliest, and then only if a stock price goal of $200 is met (a 91% increase to the closing price of Expedia Group’s common stock on the date of grant).

The pay ratio disclosure set forth above is a reasonable estimate calculated in a manner consistent with applicable SEC rules, based on the methodologies and assumptions described above. SEC rules for identifying the median employee and determining the related pay ratio permit companies to use a wide range of methodologies, estimates and assumptions. As a result, the pay ratios reported by other companies may be based on other permitted methodologies and/or assumptions, and as a result, are likely not comparable to our pay ratio.
Compensation of Directors
Expedia Group employees generally do not receive compensation for services as directors. In 2018, Mr. Kaufman did not receive compensation for his service as an executive of the Company and instead received compensation only for his Board service. In addition, prior to his appointment as Vice Chairman in June 2018, Mr. Kern received standard Expedia Group non-employee director compensation as described in this section but ceased to receive such compensation upon his appointment as Vice Chairman.
Mr. Kaufman and each non-employee director of Expedia Group who served on the Board during 2018, including Mr. Kern for the period of the year prior to his appointment as Vice Chairman, was entitled to receive the following compensation:

•	an annual retainer of $45,000, paid in equal quarterly installments;

•
a grant of restricted stock units (“RSUs”) with a value of $250,000 (based on the closing price of Expedia Group’s common stock on the Nasdaq Stock Market on the day prior to the grant), upon such director’s initial election to office or at the time such director first became eligible to receive compensation for service as a director, and annually thereafter on June 1, such RSUs to vest in three equal installments commencing on the first anniversary of the grant date and such RSUs to be entitled to dividends declared and paid on the underlying shares of common stock during the vesting period. In the event of a change in control (as defined in the Expedia Group 2005 Plan and described in the section above titled “Executive Compensation—Potential Payments Upon Termination or Change in Control”), the RSUs shall vest automatically in full;

•	an annual retainer of $20,000 for each member of the Audit Committee (including the Chairman) and $15,000 for each member of the Compensation Committee (including each of the Co-Chairs); and

•	an additional annual retainer of $10,000 for the Chairman of the Audit Committee and $10,000 for the each of the Co-Chairs of the Compensation Committee.
Members of the Section 16 Committee do not receive additional compensation for service on that committee. Expedia Group reimburses directors for all reasonable expenses incurred to attend Board and committee meetings.
Director Stock Ownership Guidelines
The Board of Directors has adopted stock ownership guidelines for directors to further align the interests of the directors with the interests of the stockholders of the Company. The director stock ownership guidelines apply to all directors except (i) directors who are also subject to the Company’s Executive Stock Ownership Guidelines and (ii) directors nominated by Liberty Expedia Holdings that do not receive compensation from the Company for service on the Board of Directors (“Covered Directors”).
Covered Directors are encouraged to hold a number of shares of Expedia Group common stock during their tenure equal to three times the annual cash retainer (currently $45,000, with the current holding requirement thereby equal to $135,000). Covered Directors have three years to attain the holding requirement. If the annual cash retainer is increased during a Covered Director’s service, the Covered Director shall have three years from the date of the increase in the annual cash retainer to acquire the additional stock. Based on the closing price of the Company’s common stock on April 19, 2019, each Covered Director held shares of Expedia Group common stock with a value greater than $135,000, except Ms. Chun, who was elected to the Board in December 2017.

Non-Employee Director Deferred Compensation Plan
Under the Director Deferred Compensation Plan, non-employee directors may defer all or a portion of their directors’ fees. Eligible directors who defer their directors’ fees may elect to have such deferred fees (i) applied to the purchase of share units, representing the number of shares of Expedia Group common stock that could have been purchased on the date such fees would otherwise be payable, or (ii) credited to a cash fund. If any dividends are paid on Expedia Group common stock, dividend equivalents will be credited on the share units. The cash fund will be credited with deemed interest at an annual rate equal to the average “bank prime loan” rate for such year identified in the U.S. Federal Reserve Statistical Release. Upon termination of service as a director of the Company, a director will receive (1) with respect to share units, such number of shares of Expedia Group common stock as the share units represent, and (2) with respect to the cash fund, a cash payment. Payments upon termination will be made in either one lump sum or up to five installments, as elected by the eligible director at the time of the deferral election. Each of Messrs. von Furstenberg and Khosrowshahi and Mses. Athey and Clinton elected to defer their respective 2018 director fees.

2018 Director Compensation
As employee directors, Messrs. Diller and Okerstrom did not receive compensation for service as directors for 2018. Mr. Kern did not receive compensation for service as a director following his appointment as Vice Chairman in June 2018; see the section above titled “2018 Summary Compensation Table” for information regarding Mr. Kern’s 2018 compensation. The following table shows compensation information for all other directors who received compensation for their Expedia Group Board of Directors service during 2018.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Susan C. Athey(10)	45,000	249,927	—	294,927
A. George “Skip” Battle(4)	75,000	249,927	—	324,927
Courtnee A. Chun	45,000	249,927	—	294,927
Chelsea Clinton(5),(10)	52,953	249,927	—	302,880
Pamela L. Coe(6)	60,000	249,927	—	309,927
Jonathan L. Dolgen(7)	70,000	249,927	—	319,927
Craig A. Jacobson(8)	85,302	249,927		335,229
Victor A. Kaufman(9)	45,000	249,927	—	294,927
Dara Khosrowshahi(10)	45,000	249,927	—	294,927
Scott Rudin	45,000	249,927	—	294,927
Christopher W. Shean	45,000	249,927	—	294,927
Alexander von Furstenberg(10)	45,000	249,927	—	294,927

(1)	This column reports the amount of cash compensation earned in 2018 for Board and committee service, including amounts deferred at the director’s election.

(2)
Amounts shown reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. These amounts reflect an estimate of the grant date fair value and may not correspond to the actual value that will be recognized by the directors. Stock awards consist of RSUs valued using the closing price of Expedia Group common stock on the Nasdaq Stock Market on the first trading day immediately preceding the grant date.

(3)
Each of Ms. Athey and Messrs. Battle, Dolgen, Jacobson and von Furstenberg had 3,973 RSUs outstanding at December 31, 2018. Each of Ms. Coe and Messrs. Kaufman and Shean had 4,757 RSUs outstanding at December 31, 2018. In addition, Mr. Kaufman had 37,500 stock options outstanding at December 31, 2018. Mses. Chun and Clinton and Messrs. Rudin and Khosrowshahi had 3,428, 4,510, 4,002 and 3,189 RSUs outstanding, respectively, at December 31, 2018. In addition, Mr. Khosrowshahi had 1,120,000 stock options outstanding at December 31, 2018.

(4)	Mr. Battle is the Chairman of the Audit Committee.

(5)	Ms. Clinton was appointed to each of the Compensation and Section 16 Committees on June 20, 2018.

(6)	Ms. Coe is a member of the Compensation Committee.

(7)	Mr. Dolgen is Co-Chairman of each of the Compensation and Section 16 Committees.

(8)	Mr. Jacobson is a member of each of the Audit, Compensation and Section 16 Committees and, beginning June 20, 2018, Co-Chairman of each of the Compensation and Section 16 Committees.

(9)	Mr. Kaufman was a member of the Executive Committee from January 1, 2018 through June 20, 2018, the date on which Mr. Kern was appointed Vice Chairman to succeed Mr. Kaufman.

(10)
Each of Mses. Athey and Clinton and Messrs. Khosrowshahi and von Furstenberg elected to defer her or his 2018 director fees pursuant to the Director Deferred Compensation Plan, which is described above. At December 31, 2018, Ms. Athey and Mr. Khosrowshahi each held a total of 383.058 share units, Ms. Clinton held a total of 448.952 share units and Mr. von Furstenberg held a total of 1,156.94 share units. Mr. von Furstenberg previously elected to defer his 2015, 2016 and 2017 director fees pursuant to the Director Deferred Compensation Plan.

Compensation Committee Interlocks and Insider Participation
The Board of Directors currently has a Compensation Committee consisting of Messrs. Dolgen and Jacobson and Mses. Clinton and Coe, and a Section 16 Committee consisting of Messrs. Dolgen and Jacobson and Ms. Clinton. In addition, during 2018 Mr. Kern was a member of the Compensation and the Section 16 Committees until June 20, 2018. None of Messrs. Dolgen, Jacobson or Kern, or Mses. Clinton or Coe, was an officer or employee of Expedia Group (with respect to Mr. Kern, while a member of the Compensation and the Section 16 Committees), formerly an officer of Expedia Group, or an executive officer of an entity for which an executive officer of Expedia Group served as a member of the Compensation Committee or as a director during the one-year period ended December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2018, relating to Expedia Group’s equity compensation plans pursuant to which grants of stock options, restricted stock, RSUs or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)(B)		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(C)
Equity compensation plans approved by security holders(2)	17,605,009	100.074	(3)	8,508,042	(4)
Equity compensation plans not approved by security holders(5)	2,372	—	(6)	97,347

Total	17,607,381			8,605,389

(1)
Information excludes: (i) 95,165 securities with a weighted-average exercise price of $107.404 to be issued upon the exercise of outstanding stock options, and (ii) 75,354 securities issuable in connection with restricted stock units for which there is no related exercise price, both of which were granted pursuant to plans assumed by the Company in connection with the acquisitions of Orbitz Worldwide, Inc. and HomeAway, Inc.

(2)	Information relating to the Expedia Group 2005 Plan, and the Expedia Group, Inc. Employee Stock Purchase Plans (“ESPP”).

(3)
Excludes the following equity-based awards outstanding as of December 31, 2018: (i) 2,685,312 securities issuable in connection with RSUs for which there is no related exercise price; (ii) grants of 45,094 SARs with a weighted-average exercise price of $98.093; and (3) grants of 8,162 cash-settled RSUs.

(4)	Information includes 7,723,671 securities remaining available for issuance under the Expedia Group 2005 Plan, and 784,371 securities remaining available for issuance under the ESPP.

(5)	The Director Deferred Compensation Plan.

(6)	Excludes outstanding share units for which there is no related exercise price.
Beneficial Ownership Table
The following table presents information as of April 19, 2019 relating to the beneficial ownership of Expedia Group’s capital stock by (i) each person or entity known to the Company to own beneficially more than 5% of the outstanding shares of Expedia Group’s common stock and Class B common stock, (ii) each current director of Expedia Group, (iii) each named executive officer, and (iv) all executive officers and directors of Expedia Group, as a group. Unless otherwise indicated, beneficial owners listed in the table may be contacted at Expedia Group’s corporate headquarters at 333 108th Avenue N.E., Bellevue, Washington 98004. As of April 19, 2019, there were 136,007,689 and 12,799,999 shares of Expedia Group common stock and Class B common stock, respectively, outstanding.

For each beneficial owner listed, the number of shares of Expedia Group common stock and the percentage of each such class listed assumes the conversion or exercise of any Expedia Group equity securities owned by such owner that are or will become exercisable, and the vesting of any Expedia Group stock options and/or RSUs that will vest, within 60 days of April 19, 2019, but does not assume the conversion, exercise or vesting of any such equity securities owned by any other owner, nor does it include the impact of the Proposed Liberty Expedia Transaction, which is described in the section below titled “Recent Developments” in Item 13, “Certain Relationships and Related Person Transactions, and Director Independence.” Shares of Expedia Group Class B common stock may, at the option of the holder, be converted on a one-for-one basis into shares of Expedia Group common stock. The percentage of votes for all classes of Expedia Group’s capital stock is based on one vote for each share of common stock and ten votes for each share of Class B common stock. See “Recent Developments” in Item 13, “Certain Relationships and Related Person Transactions, and Director Independence” below for a description of the Proposed Liberty Expedia Transaction and its potential effect on the Company’s ownership structure.

	Common Stock			Class B Common Stock			Percent (%) of Votes (All Classes)
Beneficial Owner	Shares		%	Shares		%
Liberty Expedia Holdings, Inc. 12300 Liberty Blvd. Englewood, CO 80112	23,876,671	(1)	16.05	12,799,999	(2)	100.00	52.68
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	12,087,346	(3)	8.89	—		—	4.58
PAR Investment Partners, L.P. 200 Clarendon Street, Fl 48 Boston, MA 02116	7,964,254	(4)	5.86	—		—	3.02
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	7,832,787	(5)	5.76	—		—	2.97
Barry Diller	29,937,623	(6)	20.05	12,799,999	(2)	100.00	54.86
Peter M. Kern	68,296	(7)	*	—		—	*
Mark D. Okerstrom	771,251	(8)	*	—		—	*
Susan C. Athey	3,887	(9)	*	—		—	*
A. George “Skip” Battle	44,370	(10)	*	—		—	*
Courtnee A. Chun	1,370	(11)	*	—		—	*
Chelsea Clinton	3,133	(12)	*	—		—	*
Pamela L. Coe	6,442	(13)	*	—		—	*
Jonathan L. Dolgen	70,930	(14)	*	—		—	*
Craig A. Jacobson	33,780	(15)	*	—		—	*
Victor A. Kaufman	116,322	(16)	*	—		—	*
Dara Khosrowshahi	1,135,508	(17)	*	—		—	*
Christopher W. Shean	6,442	(18)	*	—		—	*
Alexander von Furstenberg	445,656	(19)	*	—		—	*
Robert J. Dzielak	299,012	(20)	*	—		—	*
Alan R. Pickerill	50,506	(21)	*	—		—	*
All current executive officers, directors and director nominees as a group (17 persons)	32,601,422	(22)	21.57	12,799,999		100.00	55.49

*	The percentage of shares beneficially owned does not exceed 1% of the class.

(1)
Based on information filed on an Amendment No. 3 to Schedule 13D with the SEC on April 16, 2019, by Liberty Expedia Holdings and Barry Diller (the “LEXE/Diller 13D/A”). Consists of (i) 11,076,672 shares of Common Stock held by Liberty Expedia Holdings and (ii) 12,799,999 shares of Class B common stock held by a wholly owned subsidiary of Liberty Expedia Holdings, over which Liberty Expedia Holdings and Mr. Diller may be deemed to share voting power. The Schedule 13D/A filed by the reporting person provides information as of April 15, 2019 and, consequently, the beneficial ownership of the reporting person may have changed between such date and the date of this Form 10-K/A.

(2)
Based on information filed on the LEXE/Diller 13D/A, consists of 12,799,999 shares of Class B common stock held by a wholly owned subsidiary of Liberty Expedia Holdings, over which Liberty Expedia Holdings and Mr. Diller may be deemed to share voting power.

(3)
Based on information filed on Amendment No. 6 to Schedule 13G with the SEC on February 11, 2019 by The Vanguard Group, reporting sole voting power over 147,171 shares of common stock, shared voting power over 29,570 shares of common stock, sole dispositive power over 11,914,060 shares of common stock and shared dispositive power over 173,286 shares of common stock. The Schedule 13G/A filed by the reporting person provides information as of December 31, 2018 and, consequently, the beneficial ownership of the reporting person may have changed between such date and the date of this Form 10-K/A.

(4)
Based on information filed on Amendment No. 3 to Schedule 13G with the SEC on February 14, 2019 by PAR Investment Partners, L.P., PAR Group II, L.P. and PAR Capital Management, Inc. reporting sole voting power and sole dispositive power over 7,964,254 shares of common stock. The Schedule 13G/A filed by the reporting person provides information as of December 31, 2018 and, consequently, the beneficial ownership of the reporting person may have changed between such date and the date of this Form 10-K/A.

(5)
Based on information filed on Amendment No. 2 to Schedule 13G with the SEC on February 4, 2019 by BlackRock, Inc. reporting sole voting power over 6,854,609 shares of common stock and sole dispositive power over 7,832,787 shares of common stock. The Schedule 13G/A filed by the reporting person provides information as of December 31, 2018 and, consequently, the beneficial ownership of the reporting person may have changed between such date and the date of this Form 10-K/A.

(6)
Based on information filed on a Form 4 with the SEC on February 28, 2018 by Mr. Diller and on the LEXE/Diller 13D/A. Consists of (i) 5,083,900 shares of common stock owned by Mr. Diller, (ii) options to purchase 537,500 shares of common stock held by Mr. Diller that are exercisable within 60 days of April 16, 2019, (iii) 439,552 shares of common stock held by a private foundation as to which Mr. Diller disclaims beneficial ownership, (iv) 11,076,672 shares of common stock held by Liberty Expedia Holdings (see footnote 1 above) and (v) 12,799,999 shares of Class B common stock held by a wholly owned subsidiary of Liberty Expedia Holdings (see footnote 2 above). Excludes shares of common stock and options to purchase shares of common stock held by Mr. Diller’s spouse, as to which Mr. Diller disclaims beneficial ownership.

(7)
Consists of 66,279.723 (unrounded) shares of common stock held by Mr. Kern, of which 53,635 shares were pledged as part of collateral to secure a loan account to Morgan Stanley Private Bank, N.A., and 2,016 RSUs that will vest within 60 days of April 19, 2019. Mr. Kern also holds options to purchase 91,264 American Depository Shares of trivago N.V. that are exercisable within 60 days of April 19, 2019, which represents less than 1% of the outstanding Class A shares of trivago N.V.

(8)
Consists of 65,001 shares of common stock held by Mr. Okerstrom, of which 48,892 shares were pledged as collateral to secure a revolving line of credit account to Morgan Stanley Private Bank, N.A. and options to purchase 706,250 shares of common stock that are exercisable within 60 days of April 19, 2019.

(9)	Consists of 1,871 shares of common stock held by Ms. Athey, and 2,016 RSUs that will vest within 60 days of April 19, 2019.

(10)	Consists of 42,354 shares of common stock held by Mr. Battle, and 2,016 RSUs that will vest within 60 days of April 19, 2019.

(11)
Consists of 682 shares of common stock held by Ms. Chun, and 688 RSUs that will vest within 60 days of April 19, 2019. Excludes shares of common stock and Class B common stock held by Liberty Expedia Holdings, as to which Ms. Chun disclaims beneficial ownership.

(12)	Consists of 1,866 shares of common stock held by Ms. Clinton, and 1,267 RSUs that will vest within 60 days of April 19, 2019.

(13)
Consists of 4,426 shares of common stock held by Ms. Coe, and 2,016 RSUs that will vest within 60 days of April 19, 2019. Excludes shares of common stock and Class B common stock held by Liberty Expedia Holdings, as to which Ms. Coe disclaims beneficial ownership.

(14)
Consists of 68,681 shares of common stock held by Mr. Dolgen, 233 shares of common stock held indirectly by a charitable trust, of which Mr. Dolgen is a trustee and as to which Mr. Dolgen disclaims beneficial ownership, and 2,016 RSUs that will vest within 60 days of April 19, 2019.

(15)	Consists of 31,764 shares of common stock held by Mr. Jacobson, and 2,016 RSUs that will vest within 60 days of April 19, 2019.

(16)	Consists of 76,806 shares of common stock held by Mr. Kaufman, options to purchase 37,500 shares of common stock and 2,016 RSUs that are exercisable or will vest within 60 days of April 19, 2019.

(17)
Consists of (i) 412,910 shares of common stock held by Mr. Khosrowshahi, of which 346,198 shares were pledged as collateral to secure a revolving line of credit account to Morgan Stanley Bank, N.A., (ii) options to purchase 700,000 shares of common stock that are exercisable within 60 days of April 19, 2019, (iii) 688 RSUs that will vest within 60 days of April 19, 2019, and (iv) 21,910 shares of common stock held by a trust as to which Mr. Khosrowshahi disclaims beneficial ownership.

(18)
Consists of 4,426 shares of common stock held by Mr. Shean, and 2,016 RSUs that will vest within 60 days of April 19, 2019. Excludes shares of common stock and Class B common stock held by Liberty Expedia Holdings, as to which Mr. Shean disclaims beneficial ownership.

(19)
Consists of 4,088 shares of common stock held by Mr. von Furstenberg, 2,016 RSUs that will vest within 60 days of April 19, 2019, and 439,552 shares held by a private foundation over which Mr. von Furstenberg has certain voting and disposition authority. Excludes shares of common stock and Class B common stock held by Liberty Expedia Holdings, as to which Mr. von Furstenberg disclaims beneficial ownership.

(20)	Consists of 26,029 shares of common stock held by Mr. Dzielak and options to purchase 272,983 shares of common stock that are exercisable within 60 days of April 19, 2019.

(21)	Consists of 3,397 shares of common stock held by Mr. Pickerill and options to purchase 47,109 shares of common stock that are exercisable within 60 days of April 19, 2019.

(22)
Consists of (i) 17,437,857 shares of common stock, (ii) 12,799,999 shares of Class B common stock, (iii) options to purchase 2,342,779 shares of common stock that are exercisable within 60 days of April 19, 2019, and (iv) 20,787 RSUs that will vest within 60 days of April 19, 2019.

Item 13. Certain Relationships and Related Person Transactions, and Director Independence
Review and Approval or Ratification of Related Person Transactions
In general, the Company will enter into or ratify a “related person transaction” only when, pursuant to the Audit Committee Charter, it has been approved by the Audit Committee of the Board of Directors. Related persons include the Company’s executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. Related person transactions are transactions that meet the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person or entity has a direct or indirect material interest). While we have no written policy, when a potential related person transaction is identified, management presents it to the Audit Committee to determine whether to approve or ratify. When determining whether to approve, ratify, disapprove or reject any related person transaction, the Audit Committee considers all relevant factors, including the extent of the related person’s interest in the transaction, whether the terms are commercially reasonable and whether the related person transaction is consistent with the best interests of the Company and its stockholders.
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
Relationships Involving Significant Stockholders, Named Executive Officers and Directors
Relationships Involving Mr. Diller
Expedia Group. Mr. Diller is the Chairman and Senior Executive of Expedia Group. Subject to the terms of an Amended and Restated Stockholders Agreement between Liberty Expedia Holdings and Mr. Diller, as amended as of November 4, 2016 (the “Stockholders Agreement”), Mr. Diller generally has the right to vote shares of Expedia Group common stock and Class B common stock beneficially owned by Liberty Expedia Holdings (the “Diller Proxy”), which proxy had been assigned by Mr. Diller to Liberty Expedia Holdings as described below.

On November 4, 2016, Qurate redeemed a portion of the outstanding shares of its Liberty Ventures common stock in exchange for all of the outstanding shares of Liberty Expedia Holdings, which at that time was a wholly owned subsidiary of Qurate (the “Liberty Split-Off”). At the time of the Liberty Split-Off, Liberty Expedia Holdings’ assets included all of Qurate’s interest in Expedia Group. Pursuant to a Transaction Agreement among Mr. Diller, Qurate, Liberty Expedia Holdings, John C. Malone and Leslie Malone, dated as of March 24, 2016 and amended and restated effective as of September 22, 2016, at the time of the Liberty Split-Off, for a period ending not later than May 4, 2018 (the “Outside Date”), (i) Mr. Diller assigned the Diller Proxy to Liberty Expedia Holdings (the “Diller Assignment”) and (ii) Mr. and Mrs. Malone granted Mr. Diller an irrevocable proxy to vote all shares of Liberty Expedia Holdings Series A common stock and Series B common stock beneficially owned by them upon completion of the Liberty Split-Off or thereafter (the “Malone Proxy”), in each case, subject to certain limitations. On March 6, 2018, Liberty Expedia Holdings, Qurate, Mr. Malone, Mrs. Malone and Mr. Diller entered into a letter agreement, which amended the termination provisions of the Transaction Agreement to extend the Outside Date to May 4, 2019.
As a result, by virtue of the voting power associated with the Malone Proxy, the governance structure at Liberty Expedia Holdings and Mr. Diller’s continuing position as Chairman of Expedia Group’s Board of Directors, as of December 31, 2018 Mr. Diller was able to elect the directors of Liberty Expedia Holdings having the power to determine how Liberty Expedia Holdings exercised certain rights and voted the shares of Expedia Group common stock and Class B common stock beneficially owned by Liberty Expedia Holdings, and which Liberty Expedia Holdings as of December 31, 2018 had the power to vote, in the election of Expedia Group directors until the termination or expiration of the Diller Assignment and Malone Proxy.
See “Recent Developments” below for a description the Proposed Liberty Expedia Transaction.
Relationships Involving Expedia Group and Liberty Expedia Holdings
Governance Agreement. Qurate was a party to an Amended and Restated Governance Agreement with Expedia Group and Mr. Diller, dated December 20, 2011, which was assigned by Qurate to Liberty Expedia Holdings in connection with the Liberty Split-Off (the “Governance Agreement”). Under the Governance Agreement, Liberty Expedia Holdings has the right to nominate up to a number of directors equal to 20% of the total number of the directors on the Board (rounded up to the next whole number if the number of directors on the Board is not an even multiple of five) and has certain rights regarding committee participation, so long as certain stock ownership requirements applicable to Liberty Expedia Holdings are satisfied. The Governance Agreement also provides that if Expedia Group issues or proposes to issue shares of Expedia Group common stock or Expedia Group Class B common stock, Liberty Expedia Holdings has preemptive rights that generally entitle it to purchase a number of shares, subject to a cap, so that Liberty Expedia Holdings will maintain the same ownership interest in Expedia Group that Liberty Expedia Holdings held immediately prior to such issuance or proposed issuance. Pursuant to Liberty Expedia Holding’s Governance Agreement preemptive rights, Expedia Group issued 269,646 shares of Expedia Group common stock to Liberty Expedia Holdings on September 17, 2018, at a price per share of $113.32 and an aggregate purchase price of approximately $31 million.
See “Recent Developments” below for a description the Proposed Liberty Expedia Transaction.
Recent Developments
Merger Agreement
On April 16, 2019, Expedia Group announced that, on April 15, 2019, it entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Liberty Expedia Holdings, LEMS I LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger LLC”), and LEMS II Inc., a Delaware corporation and a wholly owned subsidiary of Merger LLC (“Merger Sub”) and certain other related agreements (the “Proposed Liberty Expedia Transaction”). The Merger Agreement provides for, among other things and subject to the satisfaction or waiver of certain specified conditions set forth therein, (i) the merger of Merger Sub with and into Liberty Expedia Holdings (the “Merger”), with Liberty Expedia Holdings surviving the Merger as a wholly owned subsidiary of Merger LLC, and (ii) immediately following the Merger, the merger of Liberty Expedia Holdings (as the surviving corporation in the Merger) with and into Merger LLC (the “Upstream Merger”, and together with the Merger, the “Combination”), with Merger LLC surviving the Upstream Merger as a wholly owned subsidiary of the Company.
Pursuant to the Merger Agreement, each share of Series A common stock, par value $0.01 per share, of Liberty Expedia Holdings and Series B common stock, par value $0.01 per share, of Liberty Expedia Holdings (together, the “Liberty Expedia Holdings common stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (except for shares held by Liberty Expedia Holdings as treasury stock or held directly by the Company) will be converted into the right to receive 0.36 of a share of Company common stock plus cash (without interest) in lieu of any fractional shares of

Company common stock (the “Merger Consideration”). At the closing of the Combination, former holders of Liberty Expedia Holdings common stock are expected to own in the aggregate shares of Company common stock representing approximately 14% of the total number of outstanding shares of Company common stock and Class B common stock, based on approximately 140 million shares of Company common stock and approximately 5.7 million shares of Class B common stock currently expected to be outstanding at the closing of the Combination.
As of the Effective Time, each then-outstanding stock option with respect to shares of Liberty Expedia Holdings common stock will be cancelled and converted into the right to receive the Merger Consideration in respect of each share subject to such option (after deducting a number of shares sufficient to cover the aggregate option exercise price), less applicable tax withholding. As of the Effective Time, each then-outstanding restricted stock award and restricted stock unit award with respect to shares of Liberty Expedia Holdings common stock will be cancelled and converted into the right to receive the Merger Consideration in respect of each share of Liberty Expedia Holdings common stock subject to such award, less applicable tax withholding.
The closing of the Combination is subject to certain mutual conditions, including (1) the adoption of the Merger Agreement by the holders of at least a majority of the aggregate voting power of the outstanding shares of Liberty Expedia Holdings common stock, voting together as a single class; (2) any required approvals under the HSR Act in respect of the Combination and other transactions contemplated by the Merger Agreement; (3) the absence of any order or law that has the effect of enjoining or otherwise prohibiting the closing of the Combination or any of the other transactions contemplated by the Merger Agreement and related transaction documents; (4) the approval for listing of the shares of Company common stock to be issued as Merger Consideration on the Nasdaq Global Select Market and the effectiveness under the Securities Act of 1933, as amended, of a registration statement on Form S-4 with respect to such shares; and (5) the delivery of an opinion by Skadden, Arps, Slate, Meagher & Flom LLP to Liberty Expedia Holdings to the effect that the Combination will not impact the tax treatment of the split off of Liberty Expedia Holdings by Qurate on November 4, 2016. The respective obligation of each party to consummate the Combination is also conditioned upon (x) the delivery of an opinion from such party’s tax counsel to the effect that the Combination will qualify as a “reorganization” for U.S. federal income tax purposes and (y) the other party’s representations and warranties being true and correct (subject to certain materiality and material adverse effect qualifications), and the other party having performed in all material respects its obligations under the Merger Agreement. The Company’s obligation to consummate the Combination is further conditioned upon the satisfaction of certain conditions to the completion of the exchange pursuant to the Exchange Agreement as described below. The Combination does not require the approval of the Company’s stockholders.
At the closing of the Combination, pursuant to the Merger Agreement, each of the three directors serving on the Expedia Group Board of Directors who were nominated by Liberty Expedia Holdings is expected to resign from the Expedia Group Board of Directors.
The Expedia Group Board of Directors approved the Merger Agreement and the transactions contemplated thereby following the recommendation of a special committee (the “Expedia Group Special Committee”) consisting solely of independent and disinterested directors, each of whom had been elected by the holders of Company common stock voting together as a class (without the vote of the Class B common stock), to which the Expedia Group Board of Directors had delegated exclusive authority to consider and negotiate the Merger Agreement and the transactions contemplated thereby (including, without limitation, the Exchange Agreement, the Voting Agreement and the New Governance Agreement and the transactions contemplated thereby, as described below).
Voting Agreement
In connection with the transactions contemplated by the Merger Agreement and following the termination of the Malone Proxy as described below, Mr. John C. Malone and Mrs. Leslie Malone (collectively, the “Malone Group”) entered into a voting agreement (the “Voting Agreement”) with the Company on April 15, 2019, pursuant to which the Malone Group has committed, subject to certain conditions, to vote shares of Liberty Expedia Holdings common stock representing approximately 32% of the total voting power of the issued and outstanding shares of Liberty Expedia Holdings common stock as of January 31, 2019, as reported in Liberty Expedia Holdings’ Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 8, 2019, in favor of the Merger Agreement and the transactions contemplated thereby at any meeting of the stockholders of Liberty Expedia Holdings called to vote upon the Merger.
Exchange Agreement
Simultaneously with the entry into the Merger Agreement, Barry Diller, The Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation (the “Family Foundation”), Liberty Expedia Holdings and the Company entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which (and agreed by Mr. Diller to be deemed to be in recognition and in lieu of Mr. Diller’s existing rights under the Governance Agreement (as defined above) and the Stockholders

Agreement (as defined above)), immediately prior to and conditioned upon the closing of the Combination, Mr. Diller and, if the Family Foundation so elects, the Family Foundation, are expected to exchange with Liberty Expedia Holdings up to approximately 5.7 million shares of Company common stock, for the same number of shares of Class B common stock held by Liberty Expedia Holdings (the shares of Class B common stock acquired by Mr. Diller and the Family Foundation pursuant to the Exchange Agreement, collectively referred to as the “Original Shares”). Assuming the exchange by Mr. Diller and the Family Foundation of a total of approximately 5.7 million shares of Company common stock for an equal number of shares of Class B common stock, the Original Shares would represent approximately 29% of the total voting power of all shares of Company common stock and Class B common stock, based on approximately 140 million shares of Company common stock and approximately 5.7 million shares of Class B common stock currently expected to be outstanding at the closing of the Combination.
New Governance Agreement
Simultaneously with the entry into the Merger Agreement, the Company and Mr. Diller entered into a Second Amended and Restated Governance Agreement (the “New Governance Agreement”), which provides, among other things, that Mr. Diller may exercise a right (the “Purchase/Exchange Right”) during the nine month period following the closing of the Combination (and agreed by Mr. Diller to be deemed to be in recognition and in lieu of Mr. Diller’s existing rights under the Governance Agreement (as defined above) and the Stockholders Agreement (as defined above)), to (1) exchange with the Company (or its wholly owned subsidiary) an equivalent number of shares of Company common stock for, or (2) purchase from the Company (or its wholly owned subsidiary), at a price per share equal to the average closing price of Company common stock for the five trading days immediately preceding notice of exercise, up to a number of shares of Class B common stock equal to (1) 12,799,999 minus (2) the number of Original Shares (the shares acquired pursuant to the Purchase/Exchange Right, the “Additional Shares”). The Purchase/Exchange Right may be exercised from time to time in whole or in part. Assuming the exercise in full by Mr. Diller of the Purchase/Exchange Right, the Original Shares and Additional Shares would collectively represent approximately 49% of the total voting power of all outstanding shares of Company common stock and Class B common stock, assuming a total of approximately 133 million shares of Company common stock and 12,799,999 shares of Class B common stock outstanding immediately following the exercise of the Purchase/Exchange Right. The foregoing assumes that Mr. Diller exercises his right to acquire the Additional Shares solely by exchanging shares of Company common stock acquired in the open market (or otherwise, other than from the Company). If Mr. Diller acquires the Additional Shares through cash purchases directly from the Company (or its wholly owned subsidiary), the Original Shares and Additional Shares would collectively represent approximately 48% of the total voting power of all outstanding shares of Company common stock and Class B common stock.
Prior to the transfer of any Additional Shares, a transferee must deliver a proxy granting Mr. Diller sole voting control over such shares and deliver a joinder agreement agreeing to be bound by certain terms of the New Governance Agreement. Subject to limited exceptions, any transferred Additional Shares over which Mr. Diller does not maintain sole voting control will be automatically converted into shares of Company common stock.
All Additional Shares will be automatically converted into shares of Company common stock immediately following the earliest of (a) Mr. Diller’s death or disability; (b) such time as Mr. Diller no longer serves as Chairman or Senior Executive of the Company, other than as a result of his removal (other than for “cause” as defined in the New Governance Agreement) or failure to be nominated or elected when he is willing to serve in such position; and (c) aggregate transfers by Mr. Diller (or certain limited permitted transferees of Mr. Diller) of Original Shares exceeding 5% of the outstanding voting power of the Company.
The automatic conversion features described above negotiated by the Expedia Group Special Committee and agreed to by Mr. Diller under the New Governance Agreement do not exist under the Governance Agreement.
Additionally, subject to limited exception, no current or future holder of Original Shares or Additional Shares may participate in, or vote in favor of, or tender shares into, any change of control transaction involving at least 50% of the outstanding shares or voting power of capital stock of the Company, unless such transaction provides for the same per share consideration and mix of consideration (or election right) and the same participation rights for shares of Class B common stock and shares of Company common stock. These requirements negotiated by the Expedia Group Special Committee and agreed to by Mr. Diller under the New Governance Agreement do not exist under the Governance Agreement.
At the first annual meeting of the Company’s stockholders following the closing of the Combination and for which a preliminary proxy statement has not yet been filed prior to the Effective Time, the Company intends to propose, and Mr. Diller has agreed to vote in favor of, a proposal to amend its Certificate of Incorporation to reflect the aforementioned transfer restrictions, automatic conversion provisions and change-of-control restrictions reflected in the New Governance Agreement.

Other Agreements
As described above, pursuant to Diller Proxy under the Stockholders Agreement, Mr. Diller generally has the right to vote the shares of Company common stock and Class B common stock held by Liberty Expedia Holdings and its subsidiaries, which shares represent approximately 53% of the total voting power of all shares of Company common stock and Class B common stock, based on a total of 134,390,305 shares of Company common stock and 12,799,999 shares of Class B common stock outstanding as of January 25, 2019. Pursuant to the Diller Assignment, Mr. Diller assigned the Diller Proxy to Liberty Expedia Holdings, and, pursuant to the Malone Proxy (collectively, with the “Diller Assignment,” the “Proxy Swap Arrangements”), the Malone Group granted to Mr. Diller a proxy over the shares of Liberty Expedia Holdings common stock owned by it.
On April 15, 2019 and prior to the Company’s entry into the Merger Agreement, Mr. Diller, Liberty Expedia Holdings, Qurate and the Malone Group entered into Amendment No. 2 to Amended and Restated Transaction Agreement providing for the immediate termination of the Transaction Agreement, which automatically resulted in the termination of the Diller Assignment and the Malone Proxy.
Simultaneously with the Company’s entry into the Merger Agreement, certain additional related agreements were entered into, including:

•
A Stockholders Agreement Termination Agreement, by and among Mr. Diller, Liberty Expedia Holdings and certain wholly owned subsidiaries of Liberty Expedia Holdings, pursuant to which the Stockholders Agreement (including the Diller Proxy) will terminate at the closing of the Combination;

•
A Governance Agreement Termination Agreement, by and among Mr. Diller, the Company, Liberty Expedia Holdings and certain wholly owned subsidiaries of Liberty Expedia Holdings, pursuant to which the Governance Agreement will terminate at the closing of the Combination;

•
An Assumption and Joinder Agreement to Tax Sharing Agreement by and among the Company, Liberty Expedia Holdings and Qurate, pursuant to which the Company agrees to assume, effective at the closing of the Combination, Liberty Expedia Holdings’ rights and obligations under the Tax Sharing Agreement, dated as of November 4, 2016, by and between Qurate and Liberty Expedia Holdings;

•
An Assumption Agreement Concerning Transaction Agreement Obligations by and among the Company, Liberty Expedia Holdings, Qurate and the Malone Group, pursuant to which the Company agrees to assume, effective at the closing of the Combination, certain of Liberty Expedia Holdings’ rights and obligations under the Transaction Agreement which survive the termination of the Transaction Agreement; and

•
An Assumption and Joinder Agreement to Reorganization Agreement by and among the Company, Liberty Expedia Holdings and Qurate, pursuant to which the Company agrees to assume, effective at the closing of the Combination, Liberty Expedia Holdings’ rights and obligations under the Reorganization Agreement, dated as of October 26, 2016, by and between Qurate and Liberty Expedia Holdings.

Upon the closing of the Combination, it is expected that the Company will no longer be a controlled company under the Nasdaq Stock Market Listing Rules. Accordingly, following permitted phase-in periods, the Company will be required, among other things, to have to have a majority of independent directors on its Board of Directors, a compensation committee consisting solely of independent directors and a director nominations process whereby directors are selected by a nominations committee consisting solely of independent directors or by a vote of the Board of Directors in which only independent directors participate. Additionally, all additional shares will be automatically converted into shares of Company common stock immediately following the earliest of (a) Mr. Diller’s death or disability, (b) such time as Mr. Diller no longer serves as chairman or senior executive of Expedia Group, other than as a result of his removal (other than for “cause” as defined in the New Governance Agreement), or failure to be nominated or elected when he is willing to serve in such position, and (c) aggregate transfers by Mr. Diller (or certain limited permitted transferees of Mr. Diller) of original shares exceeding 5% of the outstanding voting power of the Company. Therefore, while it is possible that Mr. Diller may at some point in the future beneficially own more than 50% of the outstanding voting power of the Company, the provisions of the New Governance Agreement provide that following one of the triggers mentioned above, the number of shares of Class B common stock acquired by Mr. Diller in the transaction will not exceed approximately 5.7 million shares of Class B common stock, or approximately 29% of the total voting power of Expedia Group based on approximately 140 million shares of Company common stock and approximately 5.7 million shares of Class B common stock currently expected to be outstanding at the closing of the Combination. Further, as described above, the New Governance Agreement provides that, subject to limited exception, no current or future holder of Original Shares or Additional Shares may participate in, or vote or tender in favor of, any change of control transaction involving at least 50% of the outstanding shares of capital stock of the Company, unless such transaction provides for the same per share consideration and mix of consideration (or election right) and the same participation rights for shares of Class B common stock and shares of Company common stock.
Relationships Involving Expedia Group and IAC
Overview. Since the completion of the IAC/Expedia Group Spin-Off in 2005, Expedia Group and IAC have been related parties since Mr. Diller exerts significant influence over both entities by virtue of his executive role at each company, his voting power at Expedia Group as described above, and the fact that he and certain members of his family collectively have sole voting and/or investment power over all shares of IAC Class B common stock outstanding. In connection with and following the IAC/Expedia Group Spin-Off, Expedia Group and IAC entered into certain arrangements, including arrangements regarding the sharing of certain costs and the use and ownership of the Company aircraft and various commercial and other relationships, certain of which are described below.
Cost-Sharing Arrangements. Mr. Diller currently serves as Chairman and Senior Executive of both Expedia Group and IAC. Expedia Group and IAC have agreed, in light of Mr. Diller’s senior role at both companies and his anticipated use of certain resources to the benefit of both companies, that certain expenses associated with such usage would be shared, as well as certain costs incurred by IAC in connection with the provision of certain benefits to Mr. Diller (“Shared Costs”). Cost sharing arrangements in effect during 2018 provided that each of Expedia Group and IAC cover 50% of the Shared Costs, which both companies agree best reflects the current allocation of actual time spent (and time to be spent) by Mr. Diller between the two companies. Shared Costs include costs for personal use of cars and equipment dedicated to Mr. Diller’s use and expenses relating to Mr. Diller’s support staff. During 2018, IAC billed Expedia Group for costs in the amount of approximately $460,000 pursuant to these arrangements.
Aircraft Arrangements. Each of Expedia Group and IAC currently hold a 50% ownership interest in two aircraft that may be used by both companies. Pursuant to an amended and restated operating agreement, Expedia Group and IAC share capital costs relating to jointly-owned aircraft equally and operating costs are shared pro rata based on actual usage. These costs are generally paid by each company to third parties in accordance with the terms of the amended and restated operating agreement. Members of the aircrafts’ flight crews are employed by an entity in which each of Expedia Group and IAC has a 50% ownership interest. In 2018, total payments of approximately $2.5 million were made to this entity by Expedia Group.
At any time when Mr. Diller ceases to serve as Chairman of either Expedia Group or IAC, each party will have a put right with respect to its interest in the jointly-owned aircraft for which it is not the primary user (such determination based on relative usage of the aircraft in question during the 12 months immediately preceding such event), in each case at fair market value.
On April 13, 2017, each of Expedia Group and IAC paid 50% of the $29.8 million in total costs (purchase price and related costs) to acquire the newer of the two jointly-owned aircraft discussed above, which went into service in November 2017. Following that purchase, each company jointly-owned three aircraft. The aircraft acquired in 2017 replaced an older jointly-owned aircraft that was subsequently sold in February 2018, with each company receiving 50% of the $7.5 million net sale proceeds.
On April 4, 2019, Expedia Group and IAC entered into an agreement to jointly acquire a new corporate aircraft for a total expected cost of $72.3 million (including purchase price and related costs), which will be split evenly between the two companies. Expedia Group and IAC have each paid $13.5 million in connection with their entry into the purchase agreement, and each company is due to make a subsequent payment of $9.1 million in December 2019, with their respective share of the balance due upon delivery of the new aircraft, which is expected to occur in late 2020 or early 2021.
Commercial Agreements. Since the spin-off from IAC, Expedia Group has continued to work with some of IAC’s businesses pursuant to a variety of commercial agreements, including a lease for IAC office space to Expedia Group. Expedia Group believes that these arrangements are ordinary course and have been negotiated at arm’s length. With the exception of the lease (pursuant to which IAC billed Expedia Group approximately $310,000 in 2018), none these agreements, whether taken individually or together with similar agreements, involve revenues to (or payments from) Expedia Group businesses in excess of $120,000 in 2018.
Relationships Involving Mr. Okerstrom
As discussed in the section above titled “Compensation Discussion and Analysis-Other Compensation,” Expedia Group’s Chief Executive Officer is encouraged to travel on Company aircraft for both business and personal use. Mr. Okerstrom reimbursed Expedia Group approximately $72,000 for personal use of Company aircraft in 2018.

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
In this context, the Audit Committee has reviewed and discussed the audited consolidated financial statements and related footnotes for the year ended December 31, 2018, together with the results of the assessment of the internal control over financial reporting, with management and Ernst & Young LLP. The Audit Committee has discussed with Ernst & Young LLP the matters that are required to be discussed under Public Company Accounting Oversight Board (PCAOB) standards. In addition, the Audit Committee has received the written disclosures and the letter from Ernst & Young LLP as required by PCAOB rules, and has discussed with Ernst & Young LLP, their independence from the Company and its management. Finally, the Audit Committee has considered Ernst & Young LLP’s provision of audit and non-audit services to the Company and concluded that the provision of such services is compatible with Ernst & Young LLP’s independence.
Relying on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements for the fiscal year ended December 31, 2018 be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for filing with the SEC.
Members of the Audit Committee:
A. George “Skip” Battle (Chairman)
Craig A. Jacobson
Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth aggregate fees for professional services rendered by Ernst & Young LLP for the years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees(1)	$13,858,000	$15,469,000
Audit-Related Fees(2)	429,000	1,108,000
Total Audit and Audit-Related Fees	14,287,000	16,577,000
Tax Fees(3)	289,000	97,000
Other Fees(4)	30,000	44,000
Total Fees	$14,606,000	$16,718,000

(1)
In 2018, Audit Fees include fees and expenses associated with the annual audit of the Company’s consolidated financial statements and internal control over financial reporting, statutory audits, reviews of the Company’s periodic reports, accounting consultations, reviews of SEC registration statements and consents and other services related to SEC matters. 2018 Audit Fees include $3,244,000 in fees and expenses paid by trivago N.V., a Nasdaq-listed majority-owned subsidiary of the Company, associated with financial statement audit and review services provided to trivago. In addition, 2017 Audit Fees include $4,962,000 in fees and expenses associated with financial statement audit and review services provided to trivago.

(2)	Audit-Related Fees include fees and expenses for due diligence in connection with acquisitions, and related accounting consultations.

(3)	In 2018, Tax Fees include $3,500 of trivago related fees.

(4)	Other Fees include fees and expenses for professional education offerings to the Company’s employees, as well as access to Ernst & Young LLP’s online research tools.
Audit Committee Review and Pre-Approval of Independent Registered Public Accounting Firm Fees
The Audit Committee has considered the audit and non-audit services provided by Ernst & Young LLP as described above and believes that they are compatible with maintaining Ernst & Young LLP’s independence as the Company’s independent registered public accounting firm.
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
(a)(3) Exhibits:

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated Expedia, Inc., as Issuer, the Guarantors party thereto, and BNP Paribas, Goldman, Sachs & Co., J.P. Morgan Securities plc, as Representatives of the several Underwriters (relating to the Fourth Supplemental Indenture on Exhibit 4.6)		8-K	000-51447	1.1	6/3/2015
2.1	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.		8-K	000-51447	2.1	12/21/2012
2.2	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.		8-K	000-51447	2.2	12/21/2012
2.3	Purchase and Sale Agreement (Cruise), dated March 10, 2015, by and between Immunex Corporation and Cruise, LLC		8-K	000-51447	10.1	4/2/2015
2.4	First Amendment to Purchase and Sale, dated March 25, 2015, by and between Immunex Corporation and Cruise, LLC		8-K	000-51447	10.2	4/2/2015
2.5	Share Purchase Agreement, dated May 22, 2015, by and among Expedia, Inc., Expedia Asia Pacific - Alpha Limited, Ctrip.com International, Ltd., C-Travel International Limited, Luxuriant Holdings Limited, Keystone Lodging Holdings Limited and Plateno Group Limited		8-K	000-51447	2.1	5/22/2015
3.1	Restated Certificate of Incorporation of Expedia Group, Inc.		8-K	001-37429	3.2	3/27/2018
3.2	Expedia Group, Inc. General By-Laws Amended and Restated as of April 15, 2019		8-K	001-37429	3.1	04/16/2019
4.1	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020		8-K	000-51447	4.1	8/10/2010
4.2	Ninth Supplemental Indenture, dated as of September 30, 2016, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K	001-37429	4.1	10/3/2016
4.3	Indenture, dated as of August 13, 2014, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K	000-51447	4.1	8/18/2014

4.4	First Supplemental Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 4.500% Senior Notes due 2024	8-K	000-51447	4.2	8/18/2014
4.5	Fourth Supplemental Indenture, dated as of June 3, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 2.500% Senior Notes due 2022	8-K	000-51447	4.2	6/3/2015
4.6	Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.000% Senior Notes due 2026	8-K	001-37429	4.1	12/8/2015
4.7	Indenture, dated as of September 21, 2017, among Expedia, Inc., the guarantors party thereto and U.S. Bank National Association	8-K	001-37429	4.1	9/21/2017
10.1	Amended and Restated Governance Agreement among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011	8-K	000-51447	10.1	12/27/2011
10.2	Assignment and Assumption of Governance Agreement, among Liberty Expedia holdings, Inc., LEXE Marginco, LLC, LEXEB, LLC, Liberty Interactive Corporation, Barry Diller and Expedia, Inc., dated as of November 4, 2016	8-K*†	001-37938	10.6	11/7/2016
10.3	Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011	10-K	000-51447	10.11	2/10/2012
10.4	Assignment and Assumption of Stockholders Agreement, by and among Liberty Expedia Holdings, Inc., Liberty Interactive Corporation and Barry Diller, dated November 4, 2016	8-K*†	001-37938	10.7	11/7/2016
10.5	Amendment No. 1 to Stockholders Agreement, by and between Liberty Expedia Holdings, Inc. and Barry Diller, dated November 4, 2016	8-K*†	001-37938	10.8	11/7/2016
10.6	Letter Agreement, dated as of March 6, 2018, by and among Liberty Expedia Holdings, Inc., Liberty Interactive Corporation, Barry Diller, John C. Malone and Leslie Malone.	8-K*†	001-37938	10.1	3/7/2018
10.7	Amended and Restated Transaction Agreement, by and among Liberty Interactive Corporation, Liberty Expedia Holdings, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of September 22, 2016	S-4/A*†	333-210377	10.13	9/23/2016
10.8	Assignment Agreement, by and between Barry Diller and Liberty Expedia Holdings, Inc., dated November 4, 2016	8-K*†	001-37938	10.10	11/7/2016
10.9	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011	8-K	000-51447	10.2	12/27/2011
10.10	Services Agreement by and between HomeAway.com, Inc. and Keystone Strategy LLC, dated April 1, 2017	10-Q	001-37429	10.1	7/28/2017

10.11	Amended and Restated Credit Agreement dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; Hotwire, Inc., a Delaware corporation, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	8-K	000-51447	10.1	9/11/2014
10.12	First Amendment, dated as of February 4, 2016, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	8-K	001-37429	10.1	2/8/2016
10.13	Second Amendment, dated as December 22, 2016, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	10-K	001-37429	10.14	2/10/2017
10.14	Third Amendment, dated as of April 25, 2017, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	10-Q	001-37429	10.1	4/28/2017
10.15	Fourth Amendment, dated as of May 31, 2018, among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent.	8-K	001-37429	10.1	6/1/2018
10.16	Fifth Amendment, dated as of September 10, 2018, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent	10-Q	001-37429	10.1	10/26/2018

10.17+
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

10.18	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007	10-Q	000-51447	10.1	8/3/2007
10.19*	Fourth Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan	DEF 14A	001-37429	App. A	8/23/2016
10.20*	Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan	S-8	333-206990	99.1	9/17/2015
10.21*	HomeAway, Inc. 2011 Equity Incentive Plan	S-8	333-208548	99.1	12/15/2015
10.22*+	Expedia Group, Inc. 2013 Employee Stock Purchase Plan, as Amended and Restated
10.23*+	Expedia Group, Inc. 2013 International Employee Stock Purchase Plan, As Amended and Restated
10.24*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)	10-Q	000-51447	10.1	8/1/2014
10.25*	Form of Expedia, Inc. Restricted Stock Unit Agreement	10-K	001-37429	10.22	2/10/2017
10.26*	Form of Expedia Group, Inc. Restricted Stock Unit Agreement	10-Q	001-37429	10.1	4/27/2018
10.27*	Form of Expedia, Inc. Stock Option Agreement	10-K	001-37429	10.23	2/10/2017
10.28*	Form of Expedia Group, Inc. Stock Option Agreement	10-Q	001-37429	10.2	4/27/2018
10.29*	Form of Expedia, Inc. 2018 Performance-Based Stock Option Agreement	10-Q	001-37429	10.3	4/27/2018
10.30*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009	10-K	000-51447	10.13	2/19/2009
10.31*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009	10-K	000-51447	10.17	2/19/2009
10.32*	First Amendment of the Executive Deferred Compensation Plan, effective as of December 31, 2014	10-K	000-51447	10.20	2/6/2015
10.33*	Employment Agreement between Mark Okerstrom and Expedia, Inc., effective September 15, 2017	8-K/A	001-37429	10.1	9/21/2017
10.34*	Expedia, Inc. Stock Option Agreement for Mark D. Okerstrom, dated as of March 7, 2016	8-K	001-37429	10.2	3/9/2016
10.35*	Expedia, Inc. Stock Option Agreement for Mark D. Okerstrom, dated as of March 7, 2016 (Performance Options)	8-K	001-37429	10.3	3/9/2016
10.36*	Stock Option Agreement between Mark Okerstrom and Expedia, Inc., effective September 15, 2017 (Performance Options)	8-K/A	001-37429	10.2	9/21/2017

10.37*	Stock Option Agreement between Mark D. Okerstrom and Expedia, Inc., effective as of March 2, 2018 (Performance-Based Options)		10-Q	001-37429	10.4	4/27/2018
10.38*	Employment Agreement between Alan Pickerill and Expedia, Inc., effective September 15, 2017		8-K/A	001-37429	10.3	9/21/2017
10.39*	Stock Option Agreement between Alan R. Pickerill and Expedia, Inc., effective as of March 2, 2018 (Performance-Based Options)		10-Q	001-37429	10.5	4/27/2018
10.40*	Amended and Restated Employment Agreement between Robert J. Dzielak and Expedia, Inc., effective March 3, 2018		8-K	001-37429	10.1	3/7/2018
10.41*	Stock Option Agreement between Robert J. Dzielak and Expedia, Inc., effective March 2, 2018 (Performance-Based Options)		10-Q	001-37429	10.6	4/27/2018
10.42*	Stock Option Agreement between Robert J. Dzielak and Expedia, Inc., effective March 2, 2018 (Cliff Vest Options)		10-Q	001-37429	10.7	4/27/2018
10.43*	Equity Treatment Agreement between Dara Khosrowshahi and Expedia, Inc., effective September 20, 2017		8-K/A	001-37429	10.4	9/21/2017
10.44*	Expedia, Inc. Stock Option Agreement for Dara Khosrowshahi, dated as of March 31, 2015 (Performance Options)		8-K	000-51447	10.3	4/1/2015
10.45*+	Expedia Group, Inc. Restricted Stock Unit Agreement between Peter M. Kern and Expedia Group, Inc., dated as of August 17, 2018
10.46*+	Form Expedia, Inc. Stock Option Agreement
21+	Subsidiaries of the Registrant
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3+	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.6	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1+	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.3+	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101+
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

*	Indicates a management contract or compensatory plan or arrangement.
*†	Indicates reference to filing of Liberty Expedia Holdings, Inc.
+	Previously filed or furnished with the Company’s Annual Report on Form 10-K, filed February 8, 2019.

Signature
Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia Group, Inc.

By:	/s/ MARK D. OKERSTROM
Mark D. Okerstrom Chief Executive Officer

April 29, 2019