Form 10-Q
period 2019-03-31
Expedia Group, Inc.
filed 2019-05-03
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
__________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
Expedia Group, Inc. 2.500% Senior Notes due 2022	EXPE22	New York Stock Exchange
The number of shares outstanding of each of the registrant’s classes of common stock as of April 19, 2019 was:

Common stock, $0.0001 par value per share	136,007,689	shares
Class B common stock, $0.0001 par value per share	12,799,999	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended March 31, 2019

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2019	2018

Revenue	$2,609	$2,508
Costs and expenses:
Cost of revenue (1)	513	487
Selling and marketing (1)	1,535	1,516
Technology and content (1)	429	396
General and administrative (1)	191	199
Amortization of intangible assets	52	72
Legal reserves, occupancy tax and other	10	3
Restructuring and related reorganization charges	10	—
Operating loss	(131)	(165)
Other income (expense):
Interest income	11	11
Interest expense	(41)	(51)
Other, net	20	36
Total other expense, net	(10)	(4)
Loss before income taxes	(141)	(169)
Provision for income taxes	41	20
Net loss	(100)	(149)
Net (income) loss attributable to non-controlling interests	(3)	12
Net loss attributable to Expedia Group, Inc.	$(103)	$(137)

Loss per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$(0.69)	$(0.91)
Diluted	(0.69)	(0.91)
Shares used in computing loss per share (000's):
Basic	147,882	151,817
Diluted	147,882	151,817
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$3	$2
Selling and marketing	11	11
Technology and content	19	15
General and administrative	23	22
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net loss	$(100)	$(149)
Currency translation adjustments, net of tax(1)	(5)	38
Comprehensive loss	(105)	(111)
Less: Comprehensive loss attributable to non-controlling interests	(5)	(1)
Comprehensive loss attributable to Expedia Group, Inc.	$(100)	$(110)

(1)
Currency translation adjustments include tax expense of $3 million associated with net investment hedges for the three months ended March 31, 2019 and a tax benefit of $5 million for the three months ended March 31, 2018.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares which are reflected in thousands and par value)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,708	$2,443
Restricted cash and cash equivalents	447	259
Short-term investments	466	28
Accounts receivable, net of allowance of $40 and $34	2,617	2,151
Income taxes receivable	146	24
Prepaid expenses and other current assets	318	292
Total current assets	7,702	5,197
Property and equipment, net	1,828	1,877
Operating lease right-of-use assets	537	—
Long-term investments and other assets	804	778
Deferred income taxes	47	69
Intangible assets, net	1,936	1,992
Goodwill	8,109	8,120
TOTAL ASSETS	$20,963	$18,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,736	$1,699
Accounts payable, other	1,033	788
Deferred merchant bookings	6,612	4,327
Deferred revenue	533	364
Income taxes payable	25	74
Accrued expenses and other current liabilities	787	808
Total current liabilities	10,726	8,060
Long-term debt	3,704	3,717
Deferred income taxes	66	69
Operating lease liabilities	472	—
Other long-term liabilities	332	506
Redeemable non-controlling interests	29	30
Commitments and contingencies
Stockholders’ equity:
Common stock $.0001 par value	—	—
Authorized shares: 1,600,000
Shares issued: 233,294 and 231,493; Shares outstanding: 135,938 and 134,334
Class B common stock $.0001 par value	—	—
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	9,694	9,549
Treasury stock - Common stock, at cost	(5,767)	(5,742)
Shares: 97,356 and 97,159
Retained earnings	373	517
Accumulated other comprehensive income (loss)	(217)	(220)
Total Expedia Group, Inc. stockholders’ equity	4,083	4,104
Non-redeemable non-controlling interests	1,551	1,547
Total stockholders’ equity	5,634	5,651
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,963	$18,033
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2019	2018
Operating activities:
Net loss	$(100)	$(149)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	176	167
Amortization of stock-based compensation	56	50
Amortization of intangible assets	52	72
Deferred income taxes	17	88
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	5	(5)
Realized gain on foreign currency forwards	(7)	(8)
Gain on minority equity investments, net	(22)	(37)
Other	(7)	(3)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(468)	(345)
Prepaid expenses and other assets	(23)	(57)
Accounts payable, merchant	39	(127)
Accounts payable, other, accrued expenses and other liabilities	146	38
Tax payable/receivable, net	(169)	(178)
Deferred merchant bookings	2,285	2,027
Deferred revenue	169	143
Net cash provided by operating activities	2,149	1,676
Investing activities:
Capital expenditures, including internal-use software and website development	(274)	(192)
Purchases of investments	(438)	(867)
Sales and maturities of investments	—	317
Other, net	6	14
Net cash used in investing activities	(706)	(728)
Financing activities:
Purchases of treasury stock	(25)	(202)
Payment of dividends to stockholders	(47)	(46)
Proceeds from exercise of equity awards and employee stock purchase plan	91	20
Other, net	2	(8)
Net cash provided by (used in) financing activities	21	(236)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(11)	17
Net increase in cash, cash equivalents and restricted cash and cash equivalents	1,453	729
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	2,705	2,917
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$4,158	$3,646
Supplemental cash flow information
Cash paid for interest	$71	$86
Income tax payments, net	105	67
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2017	228,467,355	$—	12,799,999	$—	$9,163	89,528,255	$(4,822)	$331	$(149)	$1,606	$6,129
Net loss (excludes $0 of net income attributable to redeemable non-controlling interest)								(137)		(12)	(149)
Other comprehensive income (loss), net of taxes									27	11	38
Payment of dividends to stockholders (declared at $0.30 per share)								(46)			(46)
Proceeds from exercise of equity instruments and employee stock purchase plans	794,632	—			20						20
Withholding taxes for stock options					(2)						(2)
Issuance of common stock in connection with acquisitions	175,040	—			—						—
Treasury stock activity related to vesting of equity instruments						112,948	(12)				(12)
Common stock repurchases						1,786,800	(191)				(191)
Other changes in ownership of non-controlling interests					(2)					8	6
Impact of adoption of new accounting guidance								(31)	(3)		(34)
Stock-based compensation expense					49						49
Balance as of March 31, 2018	229,437,027	$—	12,799,999	$—	$9,228	91,428,003	$(5,025)	$117	$(125)	$1,613	$5,808

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2018	231,492,986	$—	12,799,999	$—	$9,549	97,158,586	$(5,742)	$517	$(220)	$1,547	$5,651
Net income (loss) (excludes $0 of net loss attributable to redeemable non-controlling interest)								(103)		3	(100)
Other comprehensive income (loss), net of taxes									3	(8)	(5)
Payment of dividends to stockholders (declared at $0.32 per share)								(47)			(47)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,801,048	—			91						91
Treasury stock activity related to vesting of equity instruments						197,122	(25)				(25)
Other changes in ownership of non-controlling interests					(3)					9	6
Impact of adoption of new accounting guidance								6			6
Stock-based compensation expense					56						56
Other					1						1
Balance as of March 31, 2019	233,294,034	$—	12,799,999	$—	$9,694	97,355,708	$(5,767)	$373	$(217)	$1,551	$5,634

Notes to Consolidated Financial Statements
March 31, 2019
(Unaudited)
Note 1 – Basis of Presentation
Description of Business
Expedia Group, Inc. and its subsidiaries provide travel services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel services are offered through a diversified portfolio of brands including: Brand Expedia®, Hotels.com®, Expedia® Partner Solutions, Vrbo®, Egencia®, trivago®, HomeAway®, Orbitz®, Travelocity®, Hotwire®, Wotif®, ebookers®, CheapTickets®, Expedia Group™ Media Solutions, Expedia Local Expert®, CarRentals.comTM, Expedia® CruiseShipCenters®, Classic Vacations®, Traveldoo®, VacationRentals.com and SilverRailTM. In addition, many of these brands have related international points of sale. In the first quarter of 2019, we renamed the HomeAway segment Vrbo. We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
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
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, previously filed with the Securities and Exchange Commission. trivago is a separately listed company on the Nasdaq Global Select Market and, therefore is subject to its own reporting and filing requirements, which could result in possible differences that are not expected to be material to Expedia Group.
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
Seasonality
We generally experience seasonal fluctuations in the demand for our travel services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel services, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for our hotel business and can be several months or more for our alternative accommodations business. Historically, Vrbo has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as

Notes to Consolidated Financial Statements – (Continued)

selling and marketing costs offset revenue in the first half of the year as we typically increase marketing during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations, advertising business or a change in our product mix, including the growth of Vrbo, may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends.
Note 2 – Summary of Significant Accounting Policies
Recently Adopted Accounting Policies
Leases. As of January 1, 2019, we adopted the Accounting Standards Updates (“ASU”) amending the guidance related to accounting and reporting guidelines for leasing arrangements using the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption. Results for reporting periods beginning after January 1, 2019 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.
The new guidance required entities that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. In addition, new disclosures are required to meet the objective of enabling users of financial statements to better understand the amount, timing and uncertainty of cash flows arising from leases.
We elected certain of the available transition practical expedients, including those that permit us to not reassess 1) whether any expired or existing contracts are or contain leases, 2) the lease classification for any expired or exiting leases, and 3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. The standard had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated statements of operations or statements of cash flows. The most significant impact was the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases. Additionally, we removed the assets and liabilities previously recorded pursuant to build-to-suit lease guidance resulting in an increase to retained earnings of approximately $6 million.
Hedge Accounting. As of January 1, 2019, we adopted the new guidance amending the accounting guidance for hedge accounting. The new guidance requires expanded hedge accounting for both non-financial and financial risk components and refines the measurement of hedge results to better reflect an entity’s hedging strategies. The new guidance also amends the presentation and disclosure requirements on a prospective basis as well as changes how entities assess hedge effectiveness. The adoption of this new guidance had no impact on our consolidated financial statements.
Recent Accounting Policies Not Yet Adopted
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

Notes to Consolidated Financial Statements – (Continued)

Significant Accounting Policies
Below are the significant accounting policies updated during 2019 as a result of the recently adopted accounting policies noted above as well as certain other accounting policies with interim disclosure requirements. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.
Revenue
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2018, $3.627 billion of cash advance cash payments was reported within deferred merchant bookings, $2.458 billion of which was recognized resulting in $343 million of revenue during the three months ended March 31, 2019. At March 31, 2019, the related balance was $5.896 billion.
At December 31, 2018, $700 million of deferred loyalty rewards was reported within deferred merchant bookings, $167 million of which was recognized within revenue during the three months ended March 31, 2019. At March 31, 2019, the related balance was $716 million.
Deferred Revenue. At December 31, 2018, $364 million was recorded as deferred revenue, $172 million of which was recognized as revenue during the three months ended March 31, 2019. At March 31, 2019, the related balance was $533 million.
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
Cash, Restricted Cash and Cash Equivalents
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

	March 31, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$3,708	$2,443
Restricted cash and cash equivalents	447	259
Restricted cash included within long-term investments and other assets	3	3
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flow	$4,158	$2,705
Leases
We determine if an arrangement is a lease at inception. Operating leases are primarily for office space and data centers and are included in operating lease ROU assets, accrued expenses and other current liabilities, and operating lease liabilities on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
For operating leases with a term of one year or less, we have elected to not recognize a lease liability or ROU asset on our consolidated balance sheet. Instead, we recognize the lease payments as expense on a straight-line basis over the lease term. Short-term lease costs are immaterial to our consolidated statements of operations and cash flows.

Notes to Consolidated Financial Statements – (Continued)

We have office space and data center lease agreements with insignificant non-lease components and have elected the practical expedient to combine and account for lease and non-lease components as a single lease component.
Note 3 – Fair Value Measurements
Financial assets measured at fair value on a recurring basis as of March 31, 2019 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$64	$64	$—
Time deposits	1,170	—	1,170
Derivatives:
Foreign currency forward contracts	9	—	9
Investments:
Time deposits	466	—	466
Marketable equity securities	143	143	—
Total assets	$1,852	$207	$1,645
Financial assets measured at fair value on a recurring basis as of December 31, 2018 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$35	$35	$—
Time deposits	624	—	624
Derivatives:
Foreign currency forward contracts	22	—	22
Investments:
Time deposits	28	—	28
Marketable equity securities	119	119	—
Total assets	$828	$154	$674
We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of March 31, 2019 and December 31, 2018, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.
We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.
Our marketable equity securities consist of our investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the three months ended March 31, 2019 and 2018, we recognized a gain of approximately $24 million and $36 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not

Notes to Consolidated Financial Statements – (Continued)

qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of March 31, 2019, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $3.4 billion. We had a net forward asset of $9 million and $22 million recorded in prepaid expenses and other current assets as of March 31, 2019 and December 31, 2018. We recorded $(6) million and $14 million in net gains (losses) from foreign currency forward contracts during the three months ended March 31, 2019 and 2018.
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
Minority Investments without Readily Determinable Fair Values. As of March 31, 2019 and December 31, 2018, the carrying values of our minority investments without readily determinable fair values totaled $474 million and $476 million. During the three months ended March 31, 2019 and 2018, we had no material gains or losses recognized related to these minority investments.
Note 4 – Debt
The following table sets forth our outstanding debt:

	March 31, 2019	December 31, 2018
	(In millions)
5.95% senior notes due 2020	$749	$748
2.5% (€650 million) senior notes due 2022	725	740
4.5% senior notes due 2024	496	496
5.0% senior notes due 2026	743	742
3.8% senior notes due 2028	991	991
Long-term debt(1)	$3,704	$3,717

_______________

(1)	Net of applicable discounts and debt issuance costs.
Long-term Debt
Our $750 million in registered senior unsecured notes outstanding at March 31, 2019 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our Euro 650 million in registered senior unsecured notes outstanding at March 31, 2019 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.
The aggregate principal value of the 2.5% Notes is designated as a hedge of our net investment in certain Euro functional currency subsidiaries. The notes are measured at Euro to U.S. Dollar exchange rates at each balance sheet date and transaction gains or losses due to changes in rates are recorded in accumulated other comprehensive income (loss) (“AOCI”). The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in AOCI. Since the notional amount of the recorded Euro-denominated debt is less than the notional amount of our net investment, we do not expect to incur any ineffectiveness on this hedge.
Our $500 million in registered senior unsecured notes outstanding at March 31, 2019 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15,

Notes to Consolidated Financial Statements – (Continued)

2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $750 million in registered senior unsecured notes outstanding at March 31, 2019 are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $1 billion in registered senior unsecured notes outstanding at March 31, 2019 are due in February 2028 and bear interest at 3.8% (the “3.8% Notes”). The 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 3.8% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.8% Notes prior to November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.8% Notes on or after November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
The 5.95%, 2.5%, 4.5%, 5.0% and 3.8% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. For further information, see Note 13 – Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $33 million and $65 million as of March 31, 2019 and December 31, 2018. The Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.
The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	March 31, 2019	December 31, 2018
	(In millions)
5.95% senior notes due 2020	$780	$778
2.5% (€650 million) senior notes due 2022 (1)	767	771
4.5% senior notes due 2024	521	504
5.0% senior notes due 2026	797	760
3.8% senior notes due 2028	968	915

_______________

(1)	Approximately 683 million Euro as of March 31, 2019 and 674 million Euro as of December 31, 2018.
Credit Facility
Expedia Group maintains a $2 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia Group subsidiaries that are the same as under the Notes and expires in May 2023. As of March 31, 2019 and December 31, 2018, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 125 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of March 31, 2019. The facility contains covenants including maximum leverage and minimum interest coverage ratios.
The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of March 31, 2019 and December 31, 2018, there was $15 million of outstanding stand-by LOCs issued under the facility.
In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia Group, that may be terminated at any time by the lender. As of March 31, 2019 and December 31, 2018, there were no borrowings outstanding.

Notes to Consolidated Financial Statements – (Continued)

Note 5 – Leases
We have operating leases for office space and data centers. Our leases have remaining lease terms of one year to 19 years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one year.
Operating lease costs were $38 million for the three months ended March 31, 2019.
Supplemental cash flow information related to leases were as follows:

Three Months Ended March 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6
Supplemental consolidated balance sheet information related to leases were as follows:

March 31, 2019
(in millions)
Operating lease right-of-use assets	$537

Current lease liabilities included within Accrued expenses and other current liabilities	$112
Long-term lease liabilities included within Operating lease liabilities	472
Total operating lease liabilities	$584

Weighted average remaining lease term	8.8 years
Weighted average discount rate	3.8%
Maturities of lease liabilities are as follows:

Operating Leases
(in millions)
Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$102
2020	106
2021	89
2022	72
2023	52
2024 and thereafter	278
Total lease payments	699
Less: imputed interest	(115)
Total	$584
As of March 31, 2019, we have additional operating lease payments, primarily for corporate offices, that have not yet commenced of approximately $210 million. These operating leases will commence between April 2019 and April 2021 with lease terms of 3 years to 11 years.

Notes to Consolidated Financial Statements – (Continued)

Note 6 – Stockholders’ Equity
Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Three Months Ended March 31, 2019
February 6, 2019	$0.32	March 7, 2019	$47	March 27, 2019
Three Months Ended March 31, 2018
February 7, 2018	0.30	March 8, 2018	46	March 28, 2018
In addition, in May 2019, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.32 per share of outstanding common stock payable on June 13, 2019 to stockholders of record as of the close of business on May 23, 2019. Future declarations of dividends are subject to final determination by our Board of Directors.
Stock-based Awards
Stock-based compensation expense relates primarily to expense for stock options and restricted stock units (“RSUs”). As of March 31, 2019, we had stock-based awards outstanding representing approximately 21 million shares of our common stock, consisting of options to purchase approximately 16 million shares of our common stock with a weighted average exercise price of $101.79 and weighted average remaining life of 4.2 years and approximately 5 million RSUs.
Annual employee stock-based award grants typically occur during the first quarter of each year and generally vest over four years. During 2019, we started issuing RSUs as our primary form of stock-based compensation, which vest 25% after one year and will then vest quarterly over the following three years. During the three months ended March 31, 2019, we granted approximately 3 million RSUs.
Accumulated Other Comprehensive Loss
The balance of accumulated other comprehensive loss as of March 31, 2019 and December 31, 2018 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at March 31, 2019 of $15 million ($20 million before tax) and $27 million ($35 million before tax) at December 31, 2018 associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 4 – Debt for more information.
Note 7 – Earnings (Loss) Per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three months ended March 31, 2019 and 2018, approximately 21 million and 23 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
Note 8 – Restructuring and Related Reorganization Charges

In connection with the centralization and migration of certain operational functions and systems, we recognized $10 million in restructuring and related reorganization charges during the three months ended March 31, 2019. The charges primarily related to severance and benefits and were unpaid as of March 31, 2019. Based on current plans, which are subject to change, we expect total reorganization charges in 2019 of up to $25 million. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts and exclude any possible future acquisition, or other, integrations.

Notes to Consolidated Financial Statements – (Continued)

Note 9 – Income Taxes
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items. For the three months ended March 31, 2019, the effective tax rate was a 29.2% benefit on a pre-tax loss, compared to a 12.0% benefit on pre-tax loss for the three months ended March 31, 2018. The change was primarily driven by the foreign rate differential, an increase in excess tax benefits related to share-based payments as well as other tax items.
We are subject to taxation in the United States and various other state and foreign jurisdictions. We are under examination by the Internal Revenue Service (“IRS”) for our 2009 through 2013 tax years. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. During 2017, the IRS issued proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2009 to 2010 audit cycle. The proposed adjustments would increase our U.S. taxable income by $105 million, which would result in federal tax of approximately $37 million, subject to interest. We do not agree with the position of the IRS and are formally protesting the IRS position.
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
Litigation Relating to Occupancy Taxes. One hundred one lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Fourteen lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-six of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-two dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $54 million and $46 million as of March 31, 2019 and December 31, 2018, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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

Notes to Consolidated Financial Statements – (Continued)

The Department of Taxation also issued final assessments for general excise taxes against certain Expedia Group companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions. Those assessments are currently under review in the Hawaii tax court, which has stayed proceedings in the agency hotel and car rental case pending the decision by the Hawaii Supreme Court in the merchant model car rental case addressed below.
Final assessments by the Hawaii Department of Taxation for general exercise taxes against certain Expedia Group companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 are also under review. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a stipulated order and final judgment. On May 15, 2017, the Expedia Group companies paid under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal. The parties filed notices of cross-appeal from the order. On March 4, 2019, the Hawaii Supreme Court affirmed the tax court in part and reversed in part, finding that the defendant online travel companies are not obligated to pay tax on the amount paid by consumers to the car rental company for the rental of the vehicle; instead, for both package and standalone merchant model car rentals, they need only pay the tax on the amounts they charge for their services.
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
With effect from August 1, 2015, Expedia Group companies waived certain rate, conditions and availability parity clauses in agreements with European hotel partners for a period of five years. While the Expedia Group companies maintain that their parity clauses have always been lawful and in compliance with competition law, these waivers were nevertheless implemented as a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European

Notes to Consolidated Financial Statements – (Continued)

basis. Following the implementation of the Expedia Group companies’ waivers, nearly all NCAs in Europe have announced either the closure of their investigation or inquiries involving Expedia Group companies or a decision not to open an investigation or inquiry involving Expedia Group companies. Below are descriptions of additional rate parity-related matters of note in Europe.
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
The Italian competition authority’s case closure decision against Booking.com and Expedia Group companies has subsequently been appealed by two Italian hotel trade associations, i.e. Federalberghi and AICA. These appeals remain at an early stage and no hearing date has been fixed.
On November 6, 2015, the Swiss competition authority announced that it had issued a final decision finding certain parity terms existing in previous versions of agreements between Swiss hotels and each of certain Expedia Group companies, Booking.com and HRS to be prohibited under Swiss law. The decision explicitly notes that the Expedia Group companies’ current contract terms with Swiss hotels are not subject to this prohibition. The Swiss competition authority imposed no fines or other sanctions against the Expedia Group companies and did not find an abuse of a dominant market position by the Expedia Group companies. The FCO’s case against the Expedia Group companies’ contractual parity provisions with accommodation providers in Germany remains open but is still at a preliminary stage with no formal allegations of wrong-doing having been communicated to the Expedia Group companies to date.
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
Legislative bodies in France (July 2015), Austria (December 2016), Italy (August 2017) and Belgium (August 2018) have also adopted new domestic anti-parity clause legislation. Expedia Group believes each of these pieces of legislation violates both EU and national legal principles and therefore, Expedia Group companies have challenged these laws at the European Commission. A motion requesting the Swiss government to take action on narrow price parity has been adopted in the Swiss parliament. The Swiss government is now required to draft legislation implementing the motion. The Company is unable to predict whether and with what content legislation will ultimately be adopted and, if so, when this might be the case. It is not yet clear how any adopted domestic anti-parity clause legislations and/or any possible future legislation in this area may affect Expedia Group’s business.
Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia Group companies. A

Notes to Consolidated Financial Statements – (Continued)

Brazilian hotel sector association -- Forum de Operadores Hoteleiros do Brasil -- filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia Group companies, on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, the Expedia Group companies submitted a response to the complaint to CADE. On March 27, 2018, the Expedia Group companies resolved CADE’s concerns based on a settlement implementing waivers substantially similar to those provided to accommodation providers in Europe. In late 2016, Expedia Group companies resolved the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially similar to those provided to accommodation providers in Europe (on September 1, 2016 in Australia and on October 28, 2016 in New Zealand). More recently, however, the Australian NCA has reopened its investigation. On and with effect from March 22, 2019, Expedia Group voluntarily and unilaterally waived certain additional rate parity provisions in agreements with Australian hotel partners. Expedia Group companies are in ongoing discussions with a limited number of NCAs in other countries in relation to their contracts with hotels. In April 2019, the Japan Fair Trade Commission (“JFTC”) launched an investigation into certain practices of a number of online travel companies, including Expedia Group companies. Expedia Group is cooperating with the JFTC in this investigation. Expedia Group is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia Group’s business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.
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
On June 28, 2018, the CMA announced that it will be requiring hotel booking websites to take action to address concerns identified in the course of its ongoing investigation. After consulting with the CMA, on January 31, 2019, we agreed to offer certain voluntary undertakings with respect to the presentation of information on certain of our UK consumer-facing websites in order to address the CMA’s concerns. On February 4, 2019, the CMA confirmed that, as a result of the undertakings offered, it has closed its investigation without any admission or finding of liability. The undertakings become effective on September 1, 2019. On August 23, 2018, the Australian Competition and Consumer Commission, or “ACCC”, instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian consumer law relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site and trivago’s strike-through pricing practice. A trial date is set for September 9, 2019 and an appropriate reserve has been accrued in respect of this matter.
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

Note 11 – Related Party Transactions
Mr. Diller is the Chairman and Senior Executive of Expedia Group. Subject to the terms of an Amended and Restated Stockholders Agreement between Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”) and Mr. Diller, as amended as of November 4, 2016 (the “Stockholders Agreement”), Mr. Diller also holds an irrevocable proxy to vote shares of Expedia common stock and Class B common stock beneficially owned by Liberty Expedia Holdings (the “Diller Proxy”), which proxy as of March 31, 2018 has been assigned by Mr. Diller to Liberty Expedia Holdings as described below.
On November 4, 2016, Qurate Retail, Inc. (f/k/a Liberty Interactive Corporation) (“Qurate”) redeemed a portion of the outstanding shares of its Liberty Ventures common stock in exchange for all of the outstanding shares of Liberty Expedia Holdings, which at that time was a wholly owned subsidiary of Liberty Interactive (the “Liberty Split-Off”). At the time of the Liberty Split-Off, Liberty Expedia Holdings’ assets included all of Liberty Interactive’s interest in Expedia Group. Pursuant to a Transaction Agreement among Mr. Diller, Liberty Interactive, Liberty Expedia Holdings, John C. Malone and Leslie Malone (collectively, the “Malone Group”), dated as of March 24, 2016 and amended and restated effective on September 22, 2016 and as of March 6, 2018 (the “Transaction Agreement”), at the time of the Liberty Split-Off, for a period ending not later than May 4, 2019 (i) Mr. Diller assigned the Diller Proxy to Liberty Expedia Holdings (the “Diller Assignment”) and (ii) the Malone Group granted Mr. Diller an irrevocable proxy to vote all shares of Liberty Expedia Holdings Series A common stock and Series B common stock beneficially owned by them upon completion of the Liberty Split-Off or thereafter (the “Malone Proxy”), in each case, subject to certain limitations. As a result, by virtue of the voting power associated with the Malone Proxy, the governance structure at Liberty Expedia Holdings and Mr. Diller’s continuing position as Chairman of Expedia Group’s Board of Directors, as of March 31, 2018 Mr. Diller indirectly controls Expedia Group until the termination or expiration of the Diller Assignment and Malone Proxy, at which point (and by virtue of the termination of the Diller Assignment), unless the Diller Assignment and Malone Proxy terminate as a result of Mr. Diller’s death or disability, Mr. Diller

Notes to Consolidated Financial Statements – (Continued)

will have the power to vote directly all shares of Expedia Common Stock and Class B Common Stock beneficially owned by Liberty Expedia Holdings.
On April 15, 2019 and prior to the Company’s entry into the Merger Agreement as described below, Mr. Diller, Liberty Expedia Holdings, Qurate and the Malone Group entered into Amendment No. 2 to Amended and Restated Transaction Agreement, providing for the immediate termination of the Transaction Agreement, which automatically resulted in the termination of the Diller Assignment and the Malone Proxy.
See Note 14 – Subsequent Events for further information.
Note 12 – Segment Information
We have four reportable segments: Core OTA, trivago, Vrbo (previously referred to as our “HomeAway” segment) and Egencia. Our Core OTA segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Partner Solutions, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com, CarRentals.com, Classic Vacations and SilverRail Technologies, Inc. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Vrbo segment operates an online marketplace for the alternative accommodations industry. Our Egencia segment provides managed travel services to corporate customers worldwide.
We determined our operating segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric is Adjusted EBITDA. Adjusted EBITDA for our Core OTA and Egencia segments includes allocations of certain expenses, primarily cost of revenue and facilities, and our Core OTA segment includes the total costs of our global supply organizations and Core OTA and Vrbo include the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant lodging revenue. We base the allocations primarily on transaction volumes and other usage metrics. We do not allocate certain shared expenses such as accounting, human resources, information technology and legal to our reportable segments. We include these expenses in Corporate and Eliminations. Our allocation methodology is periodically evaluated and may change.
Our segment disclosure includes intersegment revenues, which primarily consist of advertising and media services provided by our trivago segment to our Core OTA segment. These intersegment transactions are recorded by each segment at amounts that approximate fair value as if the transactions were between third parties, and therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within Corporate and Eliminations in the table below. In addition, when Vrbo properties are booked through our Core OTA websites and vice versa, the segments split the third-party revenue for management and segment reporting purposes with the majority of the third-party revenue residing with the website marketing the property or room.
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
The following tables present our segment information for the three months ended March 31, 2019 and 2018. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended March 31, 2019
	Core OTA	trivago	Vrbo	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,037	$152	$267	$153	$—	$2,609
Intersegment revenue	—	85	—	—	(85)	—
Revenue	$2,037	$237	$267	$153	$(85)	$2,609
Adjusted EBITDA	$344	$24	$(40)	$29	$(181)	$176
Depreciation	(92)	(3)	(23)	(13)	(45)	(176)
Amortization of intangible assets	—	—	—	—	(52)	(52)
Stock-based compensation	—	—	—	—	(56)	(56)
Legal reserves, occupancy tax and other	—	—	—	—	(10)	(10)
Restructuring and related reorganization charges	—	—	—	—	(10)	(10)
Realized (gain) loss on revenue hedges	(3)	—	—	—	—	(3)
Operating income (loss)	$249	$21	$(63)	$16	$(354)	(131)
Other expense, net						(10)
Loss before income taxes						(141)
Provision for income taxes						41
Net loss						(100)
Net income attributable to non-controlling interests						(3)
Net loss attributable to Expedia Group, Inc.						$(103)

	Three months ended March 31, 2018
	Core OTA	trivago	Vrbo	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,926	$197	$234	$151	$—	$2,508
Intersegment revenue	—	122	—	—	(122)	—
Revenue	$1,926	$319	$234	$151	$(122)	$2,508
Adjusted EBITDA	$323	$(28)	$(21)	$27	$(177)	$124
Depreciation	(83)	(3)	(14)	(11)	(56)	(167)
Amortization of intangible assets	—	—	—	—	(72)	(72)
Stock-based compensation	—	—	—	—	(50)	(50)
Legal reserves, occupancy tax and other	—	—	—	—	(3)	(3)
Realized (gain) loss on revenue hedges	3	—	—	—	—	3
Operating income (loss)	$243	$(31)	$(35)	$16	$(358)	(165)
Other expense, net						(4)
Loss before income taxes						(169)
Provision for income taxes						20
Net loss						(149)
Net loss attributable to non-controlling interests						12
Net loss attributable to Expedia Group, Inc.						$(137)

Notes to Consolidated Financial Statements – (Continued)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended March 31,
	2019	2018
	(in millions)
Business Model:
Merchant	$1,392	$1,334
Agency	686	658
Advertising and media	264	282
Vrbo	267	234
Total revenue	$2,609	$2,508
Service Type:
Lodging	$1,725	$1,612
Air	248	242
Advertising and media	264	282
Other(1)	372	372
Total revenue	$2,609	$2,508
___________________________________

(1)	Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business, among other revenue streams, none of which are individually material.

Our Core OTA segment generates revenue from the merchant, agency and advertising and media business models as well as all service types. trivago segment revenue is generated through advertising and media. All Vrbo revenue is included within the lodging service type. Our Egencia segment generates revenue from similar business models and service types to Core OTA applied to the corporate traveler with the majority being agency revenue.
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

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended March 31, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$2,058	$638	$(87)	$2,609
Costs and expenses:
Cost of revenue	—	376	143	(6)	513
Selling and marketing	—	1,150	466	(81)	1,535
Technology and content	—	294	135	—	429
General and administrative	—	107	84	—	191
Amortization of intangible assets	—	30	22	—	52
Legal reserves, occupancy tax and other	—	11	(1)	—	10
Restructuring and related reorganization charges	—	—	10	—	10
Intercompany (income) expense, net	—	212	(212)	—	—
Operating loss	—	(122)	(9)	—	(131)
Other income (expense):
Equity in pre-tax losses of consolidated subsidiaries	(72)	(29)	—	101	—
Other, net	(40)	52	(22)	—	(10)
Total other income (expense), net	(112)	23	(22)	101	(10)
Loss before income taxes	(112)	(99)	(31)	101	(141)
Provision for income taxes	9	27	5	—	41
Net loss	(103)	(72)	(26)	101	(100)
Net (income) loss attributable to non-controlling interests	—	1	(4)	—	(3)
Net loss attributable to Expedia Group, Inc.	$(103)	$(71)	$(30)	$101	$(103)
Comprehensive loss attributable to Expedia Group, Inc.	$(100)	$(80)	$(38)	$118	$(100)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended March 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$1,911	$721	$(124)	$2,508
Costs and expenses:
Cost of revenue	—	366	126	(5)	487
Selling and marketing	—	1,048	587	(119)	1,516
Technology and content	—	280	116	—	396
General and administrative	—	118	81	—	199
Amortization of intangible assets	—	45	27	—	72
Legal reserves, occupancy tax and other	—	3	—	—	3
Intercompany (income) expense, net	—	184	(184)	—	—
Operating loss	—	(133)	(32)	—	(165)
Other income (expense):
Equity in pre-tax losses of consolidated subsidiaries	(97)	(16)	—	113	—
Other, net	(52)	52	(4)	—	(4)
Total other income (expense), net	(149)	36	(4)	113	(4)
Loss before income taxes	(149)	(97)	(36)	113	(169)
Provision for income taxes	12	3	5	—	20
Net loss	(137)	(94)	(31)	113	(149)
Net loss attributable to non-controlling interests	—	1	11	—	12
Net loss attributable to Expedia Group, Inc.	$(137)	$(93)	$(20)	$113	$(137)
Comprehensive income (loss) attributable to Expedia Group, Inc.	$(110)	$(51)	$24	$27	$(110)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Total current assets	$420	$7,471	$2,397	$(2,586)	$7,702
Investment in subsidiaries	10,542	3,398	—	(13,940)	—
Intangible assets, net	—	1,491	445	—	1,936
Goodwill	—	6,368	1,741	—	8,109
Other assets, net	—	2,124	1,121	(29)	3,216
TOTAL ASSETS	$10,962	$20,852	$5,704	$(16,555)	$20,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,624	$9,764	$1,924	$(2,586)	$10,726
Long-term debt	3,704	—	—	—	3,704
Other long-term liabilities	—	464	435	(29)	870
Redeemable non-controlling interests	—	17	12	—	29
Stockholders’ equity	5,634	10,607	3,333	(13,940)	5,634
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,962	$20,852	$5,704	$(16,555)	$20,963
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Total current assets	$402	$5,261	$2,137	$(2,603)	$5,197
Investment in subsidiaries	10,615	3,425	—	(14,040)	—
Intangible assets, net	—	1,520	472	—	1,992
Goodwill	—	6,366	1,754	—	8,120
Other assets, net	—	1,840	913	(29)	2,724
TOTAL ASSETS	$11,017	$18,412	$5,276	$(16,672)	$18,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,649	$7,396	$1,618	$(2,603)	$8,060
Long-term debt	3,717	—	—	—	3,717
Other long-term liabilities	—	320	284	(29)	575
Redeemable non-controlling interests	—	17	13	—	30
Stockholders’ equity	5,651	10,679	3,361	(14,040)	5,651
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,017	$18,412	$5,276	$(16,672)	$18,033

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$1,866	$283	$2,149
Investing activities:
Capital expenditures, including internal-use software and website development	—	(260)	(14)	(274)
Purchases of investments	—	(438)	—	(438)
Other, net	—	6	—	6
Net cash used in investing activities	—	(692)	(14)	(706)
Financing activities:
Purchases of treasury stock	(25)	—	—	(25)
Payment of dividends to stockholders	(47)	—	—	(47)
Proceeds from exercise of equity awards and employee stock purchase plan	91	—	—	91
Transfers (to) from related parties	(19)	135	(116)	—
Other, net	—	2	—	2
Net cash provided by (used in) financing activities	—	137	(116)	21
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	(5)	(6)	(11)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	—	1,306	147	1,453
Cash, cash equivalents and restricted cash and cash equivalents at beginning of the period	—	1,190	1,515	2,705
Cash, cash equivalents and restricted cash and cash equivalents at end of the period	$—	$2,496	$1,662	$4,158

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$1,418	$258	$1,676
Investing activities:
Capital expenditures, including internal-use software and website development	—	(151)	(41)	(192)
Purchases of investments	—	(867)	—	(867)
Sales and maturities of investments	—	273	44	317
Transfers (to) from related parties	—	(60)	60	—
Other, net	—	11	3	14
Net cash used in investing activities	—	(794)	66	(728)
Financing activities:
Purchases of treasury stock	(202)	—	—	(202)
Payment of dividends to stockholders	(46)	—	—	(46)
Proceeds from exercise of equity awards and employee stock purchase plan	20	—	—	20
Transfers (to) from related parties	230	120	(350)	—
Other, net	(2)	(5)	(1)	(8)
Net cash provided by financing activities	—	115	(351)	(236)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	(10)	27	17
Net increase in cash, cash equivalents and restricted cash and cash equivalents	—	729	—	729
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	1,321	1,596	2,917
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$2,050	$1,596	$3,646

Notes to Consolidated Financial Statements – (Continued)

Note 14 – Subsequent Events
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
The closing of the Combination is subject to certain mutual conditions, including (1) the adoption of the Merger Agreement by the holders of at least a majority of the aggregate voting power of the outstanding shares of Liberty Expedia Holdings common stock, voting together as a single class; (2) any required approvals under the HSR Act in respect of the Combination and other transactions contemplated by the Merger Agreement; (3) the absence of any order or law that has the effect of enjoining or otherwise prohibiting the closing of the Combination or any of the other transactions contemplated by the Merger Agreement and related transaction documents; (4) the approval for listing of the shares of Company common stock to be issued as Merger Consideration on the Nasdaq Global Select Market and the effectiveness under the Securities Act, of a registration statement on Form S-4 with respect to such shares; and (5) the delivery of an opinion by Skadden, Arps, Slate, Meagher & Flom LLP to Liberty Expedia Holdings to the effect that the Combination will not impact the tax treatment of the split off of Liberty Expedia Holdings by Qurate on November 4, 2016. The respective obligation of each party to consummate the Combination is also conditioned upon (x) the delivery of an opinion from such party’s tax counsel to the effect that the Combination will qualify as a “reorganization” for U.S. federal income tax purposes and (y) the other party’s representations and warranties being true and correct (subject to certain materiality and material adverse effect qualifications), and the other party having performed in all material respects its obligations under the Merger Agreement. The Company’s obligation to consummate the Combination is further conditioned upon the satisfaction of certain conditions to the completion of the exchange pursuant to the Exchange Agreement as described below. The Combination does not require the approval of the Company’s stockholders.
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

Notes to Consolidated Financial Statements – (Continued)

Voting Agreement
In connection with the transactions contemplated by the Merger Agreement and following the termination of the Malone Proxy as described below, the Malone Group entered into a voting agreement (the “Voting Agreement”) with the Company on April 15, 2019, pursuant to which the Malone Group has committed, subject to certain conditions, to vote shares of Liberty Expedia Holdings common stock representing approximately 32% of the total voting power of the issued and outstanding shares of Liberty Expedia Holdings common stock as of January 31, 2019, as reported in Liberty Expedia Holdings’ Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 8, 2019, in favor of the Merger Agreement and the transactions contemplated thereby at any meeting of the stockholders of Liberty Expedia Holdings called to vote upon the Merger.
Exchange Agreement
Simultaneously with the entry into the Merger Agreement, Barry Diller, The Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation (the “Family Foundation”), Liberty Expedia Holdings and the Company entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which (and agreed by Mr. Diller to be deemed to be in recognition and in lieu of Mr. Diller’s existing rights under the Existing Governance Agreement (as defined below) and the Stockholders Agreement (as defined above)), immediately prior to and conditioned upon the closing of the Combination, Mr. Diller and, if the Family Foundation so elects, the Family Foundation, are expected to exchange with Liberty Expedia Holdings up to approximately 5.7 million shares of Company common stock, for the same number of shares of Class B common stock held by Liberty Expedia Holdings (the shares of Class B common stock acquired by Mr. Diller and the Family Foundation pursuant to the Exchange Agreement, collectively referred to as the “Original Shares”). Assuming the exchange by Mr. Diller and the Family Foundation of a total of approximately 5.7 million shares of Company common stock for an equal number of shares of Class B common stock, the Original Shares would represent approximately 29% of the total voting power of all shares of Company common stock and Class B common stock, based on approximately 140 million shares of Company common stock and approximately 5.7 million shares of Class B common stock currently expected to be outstanding at the closing of the Combination.
New Governance Agreement
Simultaneously with the entry into the Merger Agreement, the Company and Mr. Diller entered into a Second Amended and Restated Governance Agreement (the “New Governance Agreement”), which provides, among other things, that Mr. Diller may exercise a right (the “Purchase/Exchange Right”) during the nine month period following the closing of the Combination (and agreed by Mr. Diller to be deemed to be in recognition and in lieu of Mr. Diller’s existing rights under the Existing Governance Agreement (as defined below) and the Stockholders Agreement (as defined above)), to (1) exchange with the Company (or its wholly owned subsidiary) an equivalent number of shares of Company common stock for, or (2) purchase from the Company (or its wholly owned subsidiary), at a price per share equal to the average closing price of Company common stock for the five trading days immediately preceding notice of exercise, up to a number of shares of Class B common stock equal to (1) 12,799,999 minus (2) the number of Original Shares (the shares acquired pursuant to the Purchase/Exchange Right, the “Additional Shares”). The Purchase/Exchange Right may be exercised from time to time in whole or in part. Assuming the exercise in full by Mr. Diller of the Purchase/Exchange Right, the Original Shares and Additional Shares would collectively represent approximately 49% of the total voting power of all outstanding shares of Company common stock and Class B common stock, assuming a total of approximately 133 million shares of Company common stock and 12,799,999 shares of Class B common stock outstanding immediately following the exercise of the Purchase/Exchange Right. The foregoing assumes that Mr. Diller exercises his right to acquire the Additional Shares solely by exchanging shares of Company common stock acquired in the open market (or otherwise, other than from the Company). If Mr. Diller acquires the Additional Shares through cash purchases directly from the Company (or its wholly owned subsidiary), the Original Shares and Additional Shares would collectively represent approximately 48% of the total voting power of all outstanding shares of Company common stock and Class B common stock.
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

Notes to Consolidated Financial Statements – (Continued)

The automatic conversion features described above negotiated by the Expedia Group Special Committee and agreed to by Mr. Diller under the New Governance Agreement do not exist under the Existing Governance Agreement.
Additionally, subject to limited exception, no current or future holder of Original Shares or Additional Shares may participate in, or vote in favor of, or tender shares into, any change of control transaction involving at least 50% of the outstanding shares or voting power of capital stock of the Company, unless such transaction provides for the same per share consideration and mix of consideration (or election right) and the same participation rights for shares of Class B common stock and shares of Company common stock. These requirements negotiated by the Expedia Group Special Committee and agreed to by Mr. Diller under the New Governance Agreement do not exist under the Existing Governance Agreement.
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
Other Agreements
As described above, pursuant to Diller Proxy under the Stockholders Agreement, Mr. Diller generally has the right to vote the shares of Company common stock and Class B common stock held by Liberty Expedia Holdings and its subsidiaries, which shares represent approximately 53% of the total voting power of all shares of Company common stock and Class B common stock, based on a total of 134,390,305 shares of Company common stock and 12,799,999 shares of Class B common stock outstanding as of January 25, 2019, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 8, 2019. Pursuant to the Diller Assignment (as defined above), Mr. Diller assigned the Diller Proxy (as defined above) to Liberty Expedia Holdings, and, pursuant to the Malone Proxy (as defined above, and, collectively with the “Diller Assignment,” the “Proxy Swap Arrangements”), the Malone Group granted to Mr. Diller a proxy over the shares of Liberty Expedia Holdings common stock owned by it.
On April 15, 2019 and prior to the Company’s entry into the Merger Agreement, Mr. Diller, Liberty Expedia Holdings, Qurate and the Malone Group entered into Amendment No. 2 to Amended and Restated Transaction Agreement, providing for the immediate termination of the Transaction Agreement, which automatically resulted in the termination of the Diller Assignment and the Malone Proxy.
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

•
A Governance Agreement Termination Agreement, by and among Mr. Diller, the Company, Liberty Expedia Holdings and certain wholly owned subsidiaries of Liberty Expedia Holdings, pursuant to which the Amended and Restated Governance Agreement, dated as of December 20, 2011, as amended, among the Company, Liberty Expedia Holdings and Mr. Diller (the “Existing Governance Agreement”), will terminate at the closing of the Combination;

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

Notes to Consolidated Financial Statements – (Continued)

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, Part I, Item 1A, “Risk Factors,” in the section entitled “Risk Factors” in the Registration Statement on Form S-4 (Registration No. 333-231164) filed by Expedia Group with the Securities and Exchange Commission (“SEC”) on May 1, 2019, as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projected,” “seeks,” “should” and “will,” or the negative of these terms or other similar expressions, among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
Expedia Group is one of the world’s largest travel companies. We help knock down the barriers to travel, making it easier, more enjoyable, more attainable and more accessible. We bring the world within reach for customers and partners around the globe. We leverage our platform and technology capabilities across an extensive portfolio of businesses and brands to orchestrate the movement of people and the delivery of travel experiences on both a local and global basis. We make available, on a stand-alone and package basis, travel services provided by numerous lodging properties, airlines, car rental companies, activities and experiences providers, cruise lines, vacation rental property owners and managers, and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our websites. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business”, in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Online Travel
Increased usage and familiarity with the internet are driving rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2019, over 45% of U.S. and European leisure and unmanaged corporate travel expenditures are expected to occur online. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, are lagging behind that of the United States and Europe, and are estimated to be in the range of 35% to 45% in 2019. These penetration rates increased over the past few years, and are expected to continue growing, which presents an attractive growth opportunity for our business, while also attracting many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, airlines and lodging companies aggressively pursued direct online distribution of their products and services. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, Vrbo (previously HomeAway, which Expedia acquired in December 2015) and Booking.com (owned by Booking Holdings) have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is expected to continue to grow as a percentage of the global accommodation market. Furthermore, we see increased interest in the online travel industry from search engine companies as evidenced by recent innovations including direct booking functionality and product enhancements by companies such as Google. Finally, traditional consumer ecommerce and group buying websites expanded their local offerings into the travel market by adding hotel offers to their websites.
The online travel industry also saw the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model saw rapid adoption in Europe. Expedia Group facilitates both merchant (Expedia Collect) and agency (Hotel Collect) hotel offerings with our hotel supply partners through both agency-only contracts as well as our hybrid ETP program, which offers travelers the choice of whether to pay Expedia Group at the time of booking or pay the hotel at the time of stay.
Intense competition also historically led to aggressive marketing efforts by the travel suppliers and intermediaries, and a meaningful unfavorable impact on our overall marketing efficiencies and operating margins. We manage our marketing spending on a brand basis, making decisions in each applicable market that we think are appropriate based on the relative growth opportunity and the expected returns and the competitive environment. In certain cases, particularly in emerging markets, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is less favorable than that for our consolidated business, but for which we still believe the opportunity to be attractive. In addition, the crowded online travel environment is now driving certain secondary and tertiary online travel companies to establish marketing agreements with global players in order to leverage distribution and technology capabilities while focusing resources on capturing traveler mind share.
Lodging
Lodging includes hotel accommodations as well as alternative accommodations primarily made available through Vrbo. As a percentage of our total worldwide revenue in the first quarter of 2019, lodging accounted for 66%. Our room night growth has been healthy at 16% in 2017, 13% in 2018 and 9% in the first quarter of 2019. ADRs for rooms on Expedia Group websites increased 3% in 2017, increased 5% in 2018 and decreased 1% in the first quarter of 2019. The decrease in the first quarter of 2019 was primarily due to the negative impact of foreign exchange.
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
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry generally increased on a currency-neutral basis in a gradually improving overall travel environment. Current occupancy rates for hotels in the United States remain high; however, U.S. hotel supply has continued to grow, which may put additional pressure on ADRs. In some international markets, hotel supply is being added at a faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions. Companies like Airbnb, Vrbo and Booking.com also added incremental global supply in the alternative accommodations space. In addition, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi. We have succeeded in adding supply to our global lodging marketplace with more than 1.1 million properties on our global websites as of March 31, 2019, including approximately 460,000 integrated Vrbo alternative accommodations listings.
Alternative Accommodations. With our acquisition of Vrbo (previously HomeAway) and all of its brands in December 2015, we expanded into the fast growing alternative accommodations market. Vrbo is a leader in this market and represents an attractive growth opportunity for Expedia Group. Vrbo has been undergoing a transition from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. Vrbo offers hosts subscription-based listing or pay-per-booking service models. It also generates revenue from a traveler service fee for bookings. As of March 31, 2019, there are over 1.9 million online bookable listings available on Vrbo.
Air
Significant airline sector consolidation in the United States in recent years generally resulted in lower overall capacity and higher fares, which combined with the significant declines in fuel prices led to record levels of profitability for the U.S. air carriers, further strengthening their position. However, in 2017 and into 2018, there was evidence of discounting by the U.S. carriers while currency headwinds and weaker macroeconomic trends put pressure on international results. Starting in the second half of 2018, there has been evidence of modest fare increases, though it remains unclear if this trend will continue. Ticket prices on Expedia Group websites declined 1% in 2017, increased 2% in 2018 and decreased 1% in the first quarter of 2019. The decrease in the first quarter of 2019 includes the negative impact from foreign exchange. Based on airline reports, demand for airline tickets seems to be strong, helping increase air revenues globally. There is significant correlation between airline revenues and fuel prices, and fluctuations in fuel prices generally take time to be reflected in air revenues. Given current volatility, it is uncertain whether the recent increases in fuel prices will drive further increases in airfares, particularly when considering planned supply increases through capacity additions. We can encounter pressure on air remuneration as air carriers combine and as certain supply agreements renew, and continue to add airlines to ensure local coverage in new markets.
Air ticket volumes increased 4% in 2017, 5% in 2018 and 11% in the first quarter of 2019. As a percentage of our total worldwide revenue in the first quarter of 2019, air accounted for 10%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, in addition to Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first quarter of 2019, we generated a total of $264 million of advertising and media revenue, a 6% decrease from the same period in 2018, representing 10% of our total worldwide revenue. In 2018, trivago shifted its operational focus, reducing marketing spend to better balance revenue and profit growth. The lower marketing spend negatively impacted revenue growth, while benefiting profitability. This trend continued into the first quarter of 2019 and we expect it to persist for the first half of 2019.
Growth Strategy
Global Expansion. Our Brand Expedia, Hotels.com, Egencia, and Expedia Partner Solutions brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations in Europe and Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.co.nz and travel.com.au are focused principally on the Australia and New Zealand markets. The Vrbo portfolio offers alternative accommodations websites all around the world. We own a majority share of trivago, a leading metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. In December 2016, trivago successfully completed its initial public offering and trades on the Nasdaq Global Select Market under the symbol “TRVG.” In addition, we have commercial agreements in place with Ctrip and eLong in China, Traveloka in Southeast Asia, as well as Despegar in Latin America, among many others. In conjunction with the commercial arrangements with Traveloka and Despegar, we have also made strategic investments in both companies. In the first quarter of 2019, approximately 38% of our worldwide gross bookings and 43% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating more than two-thirds of our revenue through businesses and points of sale outside of the United States.
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
Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space for more than two decades. Each Expedia Group technology platform is operated by a dedicated technology team, which drives innovations that make researching and shopping for travel increasingly easier and helps customers find and book the best possible travel options. We have made key investments in technology, including significant development of our technical platforms, that make it possible for us to deliver innovations at a faster pace. Improvements in our global platforms for Hotels.com and Brand Expedia continue to enable us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. Since 2014, we have acquired Travelocity, Wotif Group and Orbitz Worldwide, including Orbitz, CheapTickets and ebookers, and migrated their brands to the Brand Expedia technology platform. In addition, Orbitz for Business customers were migrated to the Egencia technology platform in 2016. In 2015, we acquired Vrbo (previously HomeAway), including all of its brands. We intend to continue leveraging these technology investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.
Channel Expansion. Technological innovations and developments continue to create new opportunities for travel bookings. In the past few years, each of our brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends, and many of our brands now see more traffic via mobile devices than via traditional PCs. Mobile bookings continue to present an opportunity for incremental growth as they are often completed with a much shorter booking window than we historically experienced via more traditional online booking methods. Additionally, our brands are implementing new technologies like voice-based search, chatbots and messaging apps as mobile-based options for travelers. In addition, we are seeing significant cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the first quarter of 2019, more than one in three Expedia Group transactions globally were booked on a mobile device.
Seasonality
We generally experience seasonal fluctuations in the demand for our travel services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel services, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for our hotel business and can be several months or more for our alternative accommodations business. Historically, Vrbo has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as we typically increase marketing during the busy booking period for spring, summer and winter holiday travel. As a result, on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations, advertising business or a change in our product mix, including the growth of Vrbo, may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends. As Vrbo has further shifted to a predominately transaction-based business model for alternative accommodations listings and its booking window elongates, its seasonal trends are more pronounced than our other traditional leisure businesses.

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
For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2018 as well as updates in the current fiscal year provided in Note 2 – Summary of Significant Accounting Policies in the notes to the consolidated financial statements.
Occupancy and Other Taxes
Legal Proceedings. We are currently involved in fourteen lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and ordinances at issue do not apply to us or the services we provide, namely the facilitation of travel planning and reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.
Recent developments include:

•	State of New Hampshire Litigation. On March 8, 2019, the New Hampshire Supreme Court affirmed the trial court’s judgment in favor of the defendant online travel companies, thereby ending the case.

•	Arizona Cities Litigation. On April 3, 2019, the Arizona Supreme Court granted the parties’ petition/cross-petition for review. The Court has scheduled argument on the appeals for June 4, 2019.

•	Palm Beach County, Florida Litigation. On February 26, 2019, the plaintiff county filed a notice of appeal from the trial court’s order granting the defendant platforms’ motion for summary judgment.

•
Miami Dade County, Florida Litigation. On March 19, 2019, the court granted in part and denied in part the defendants’ motion to dismiss. On March 29, 2019, the plaintiff county filed an amended complaint.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $54 million as of March 31, 2019, and $46 million as of December 31, 2018.
Certain jurisdictions, including the states of New York, New Jersey, North Carolina, Minnesota, Oregon, Rhode Island, Maryland, Pennsylvania, Hawaii, Iowa, Massachusetts, Arizona, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales or other taxes for hotel and/or other accommodations and/or car rental. We are currently remitting taxes to a number of jurisdictions, including to the states of New York, New Jersey, South Carolina, North Carolina, Minnesota, Georgia, Wyoming, Oregon, Rhode Island, Montana, Maryland, Kentucky, Maine, New Jersey, Pennsylvania, Hawaii, Iowa, Massachusetts, Arizona, the city of New York and the District of Columbia, as well as certain other jurisdictions.
Pay-to-Play
Certain jurisdictions may assert that we are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances. This prepayment of contested taxes is referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity. For additional information, including significant pay-to-play payments made by Expedia Group companies as well as reimbursement of certain pay-to-play amounts received by Expedia Group companies, see Note 10 – Commitments and Contingencies - Legal Proceedings - Pay-to-Play in the notes to the consolidated financial statements.
Other Jurisdictions. We are also in various stages of inquiry or audit with domestic and foreign tax authorities, some of which, including the City of Los Angeles regarding hotel occupancy taxes and the United Kingdom regarding the application of value added tax (“VAT”) to our European Union related transactions, may impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.
Segments
We have four reportable segments: Core Online Travel Agencies (“Core OTA”), trivago, Vrbo and Egencia. Our Core OTA segment provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Partner Solutions, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com, CarRentals.com, Classic Vacations and SilverRail. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Vrbo segment operates an online marketplace for the alternative accommodations industry. Our Egencia segment provides managed travel services to corporate customers worldwide.
Operating Metrics
Our operating results are affected by certain metrics, such as gross bookings and revenue margin, which we believe are necessary for understanding and evaluating us. Gross bookings generally represent the total retail value of transactions booked for agency, merchant and Vrbo transactions, recorded at the time of booking reflecting the total price due for travel by travelers, including taxes, fees and other charges, and are reduced for cancellations and refunds. As travelers have increased their use of the internet to book travel arrangements, we have generally seen our gross bookings increase, reflecting the growth in the online travel industry, our organic market share gains and our business acquisitions. Revenue margin is defined as revenue as a percentage of gross bookings.
When Vrbo properties are booked through our Core OTA websites and vice versa, the segments split the third-party revenue for management and segment reporting purposes with the majority of the third-party revenue residing with the website marketing the property or room. The operating metrics, including gross bookings and room nights, are not split but instead generally reside entirely with the website marketing the property or room.

Gross Bookings and Revenue Margin

	Three months ended March 31,
	2019	2018	% Change
	($ in millions)
Gross Bookings
Core OTA	$23,029	$21,171	9%
trivago(1)	—	—	N/A
Vrbo	4,163	3,947	5%
Egencia	2,217	2,078	7%
Total gross bookings	$29,409	$27,196	8%

Revenue Margin
Core OTA	8.8%	9.1%
trivago(1)	N/A	N/A
Vrbo	6.4%	5.9%
Egencia	6.9%	7.2%
Total revenue margin	8.9%	9.2%

 ____________________________

(1)
trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.

The increase in worldwide gross bookings for the three months ended March 31, 2019, as compared to the same period in 2018, was primarily driven by growth at our Core OTA segment, including growth at Expedia Partner Solutions and Brand Expedia.
Results of Operations
Revenue

	Three months ended March 31,
	2019	2018	% Change
	($ in millions)
Revenue by Segment
Core OTA	$2,037	$1,926	6%
trivago (Third-party revenue)	152	197	(23)%
Vrbo	267	234	14%
Egencia	153	151	2%
Total revenue	$2,609	$2,508	4%
Revenue increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily driven by growth in the Core OTA segment, including growth at Expedia Partner Solutions and Brand Expedia, as well as growth at Vrbo, partially offset by declines at trivago.

	Three months ended March 31,
	2019	2018	% Change
	($ in millions)
Revenue by Service Type
Lodging	$1,725	$1,612	7%
Air	248	242	3%
Advertising and media(1)	264	282	(6)%
Other	372	372	—%
Total revenue	$2,609	$2,508	4%
____________________________

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 7% for the three months ended March 31, 2019, compared to the same period in 2018, on a 9% increase in room nights stayed driven by growth at Expedia Partner Solutions, Hotels.com and Brand Expedia, partially offset by a 2% decrease in revenue per room night due to the negative impact of foreign exchange.
Air revenue increased 3% for the three months ended March 31, 2019, compared to the same period in 2018, on a 11% increase in air tickets sold driven by growth at Expedia Partner Solutions and Brand Expedia, partially offset by a 7% decrease in revenue per ticket, which was driven by a shift in product mix and reclassification of certain partner fees to other revenue as well as a negative impact from foreign exchange.
Advertising and media revenue decreased 6% for the three months ended March 31, 2019, compared to the same period in 2018, due to declines at trivago, partially offset by continued growth at Expedia Group Media Solutions. All other revenue, which includes car rental, insurance, destination services and fee revenue related to our corporate travel business, was essentially flat for the three months ended March 31, 2019, compared to the same period in 2018.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended March 31,
	2019	2018	% Change
	($ in millions)
Revenue by Business Model
Merchant	$1,392	$1,334	4%
Agency	686	658	4%
Advertising and media	264	282	(6)%
Vrbo	267	234	14%
Total revenue	$2,609	$2,508	4%
Merchant revenue increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.
Agency revenue increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to the growth in agency air and hotel.
Vrbo revenue increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to growth in transactional revenue of approximately 25% driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing 10%.
Cost of Revenue

	Three months ended March 31,
	2019	2018	% Change
	($ in millions)
Customer operations	$234	$218	7%
Credit card processing	125	124	1%
Data center, cloud and other	154	145	6%
Total cost of revenue	$513	$487	5%
% of revenue	19.7%	19.4%
Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, fraud and chargebacks, and (3) other costs, primarily including data center and cloud costs to support our websites, supplier operations, destination supply and stock-based compensation.
During the three months ended March 31, 2019, the increase in cost of revenue expense, compared to the same period in 2018, was driven by $16 million of higher customer operations expenses at Expedia Partner Solutions and Egencia, as well as $9 million of higher data center, cloud and other costs. Cloud expense in cost of revenue during the three months ended March 31, 2019 was $32 million, compared to $23 million for the same period of 2018.
Selling and Marketing

	Three months ended March 31,
	2019	2018	% Change
	($ in millions)
Direct costs	$1,261	$1,239	2%
Indirect costs	274	277	(2)%
Total selling and marketing	$1,535	$1,516	1%
% of revenue	58.8%	60.4%
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
Selling and marketing expenses increased $19 million during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to higher direct costs of $22 million as a result of increases at Vrbo, Expedia Partner Solutions and Brand Expedia, which were partially offset by a decrease at trivago.

Technology and Content

	Three months ended March 31,
	2019	2018	% Change
	($ in millions)
Personnel and overhead	$209	$203	3%
Depreciation and amortization of technology assets	132	119	11%
Other	88	74	20%
Total technology and content	$429	$396	9%
% of revenue	16.5%	15.8%
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
Technology and content expense increased $33 million during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to higher depreciation and amortization of technology assets of $13 million as well as higher licensing and maintenance expenses. Cloud expense in technology and content was $13 million during both the three months ended March 31, 2019 and 2018.

General and Administrative

	Three months ended March 31,
	2019	2018	% Change
	($ in millions)
Personnel and overhead	$122	$129	(5)%
Professional fees and other	69	70	(1)%
Total general and administrative	$191	$199	(4)%
% of revenue	7.3%	7.9%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.
General and administrative expense decreased $8 million during the three months ended March 31, 2019, compared to the same period in 2018, primarily driven by lower personnel and overhead costs.

Amortization of Intangible Assets

	Three months ended March 31,
	2019	2018	% Change
	($ in millions)
Amortization of intangible assets	$52	$72	(28)%
Amortization of intangible assets decreased $20 million during the three months ended March 31, 2019, compared to the same period in 2018 primarily due to the completion of amortization related to certain intangible assets.

Legal Reserves, Occupancy Tax and Other

	Three months ended March 31,
	2019	2018	% Change
	($ in millions)
Legal reserves, occupancy tax and other	$10	$3	169%
% of revenue	0.4%	0.1%
Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
The amounts in the three months ended March 31, 2019 and 2018 primarily related to changes in our reserve related to hotel occupancy and other taxes.
Restructuring and Related Reorganization Charges
In connection with the centralization and migration of certain operational functions and systems, we recognized $10 million in restructuring and related reorganization charges during the three months ended March 31, 2019 primarily related to severance and benefits. Based on current plans, which are subject to change, we expect total reorganization charges in 2019 of up to $25 million. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts and exclude any possible future acquisition, or other, integrations.
Operating Loss

	Three months ended March 31,
	2019	2018	% Change
	($ in millions)
Operating loss	$(131)	$(165)	21%
% of revenue	(5.0)%	(6.6)%
Operating loss decreased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to a growth in revenue in excess of operating costs.
Adjusted EBITDA by Segment

	Three months ended March 31,
	2019	2018	% Change
	($ in millions)
Core OTA	$344	$323	6%
trivago	24	(28)	N/A
Vrbo	(40)	(21)	(85)%
Egencia	29	27	9%
Unallocated overhead costs (Corporate)	(181)	(177)	(3)%
Total Adjusted EBITDA (1)	$176	$124	42%
 ____________________________

(1)	Adjusted EBITDA is a non-GAAP measure. See “Definition and Reconciliation of Adjusted EBITDA” below for more information.
Adjusted EBITDA is our primary segment operating metric. See Note 12 – Segment Information in the notes to the consolidated financial statements for additional information on intersegment transactions, unallocated overhead costs and for a reconciliation of Adjusted EBITDA by segment to net income (loss) attributable to Expedia Group, Inc. for the period presented above.

Core OTA Adjusted EBITDA increased $21 million during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to an increase of $111 million in revenue, partially offset by higher operating expenses, including an increase in direct sales and marketing expense mostly at Expedia Partner Solutions and Brand Expedia.
During the three months ended March 31, 2019, trivago’s Adjusted EBITDA was $24 million compared to an Adjusted EBITDA loss of $28 million for the same period in 2018 with the change resulting from its continued marketing rationalization efforts. Beginning late in the second quarter of 2018, trivago started focusing on improved profitability and made significant reductions in its advertising spend as a result of this increased focus on reducing operating expenditures.
Vrbo Adjusted EBITDA loss increased $19 million during the three months ended March 31, 2019, compared to the same period in 2018, due to higher operating expenses from planned investments in performance-based marketing, partially offset by an increase of $33 million in revenue. These marketing investments had a more pronounced impact on Adjusted EBITDA in the first quarter of this year given the increasing seasonality in Vrbo’s business.
Egencia Adjusted EBITDA increased $2 million for the three months ended March 31, 2019, compared to the same period in 2018, as a result of growth in revenue as well as leverage on operating expenses.
Unallocated overhead costs increased $4 million during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to higher technology and content expenses to support investments in our ecommerce platform.
Interest Income and Expense

	Three months ended March 31,
	2019	2018	% Change
	($ in millions)
Interest income	$11	$11	2%
Interest expense	(41)	(51)	(20)%

Interest income for the three months ended March 31, 2019 was consistent with the same period in 2018 as a result of higher rates of return offsetting lower invested balances. Interest expense decreased for the three months ended March 31, 2019, compared to the same period in 2018, as a result of the August 2018 maturity of our $500 million senior unsecured notes.
Other, Net
Other, net is comprised of the following:

	Three months ended March 31,
	2019	2018
	($ in millions)
Foreign exchange rate losses, net	$(14)	$(2)
Gains on minority equity investments, net	22	37
Other	12	1
Total other, net	$20	$36
For the three months ended March 31, 2019, other, net included a $12 million gain related to the release of a non-operating liability previously recorded in connection with an acquisition, which was deemed not probable of payment.
Provision for Income Taxes

	Three months ended March 31,
	2019	2018	% Change
	($ in millions)
Provision for income taxes	$(41)	$(20)	101%
Effective tax rate	29.2%	12.0%

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items.
For the three months ended March 31, 2019, the effective tax rate was a 29.2% benefit on pre-tax loss, compared to 12.0% benefit on a pre-tax loss for the three months ended March 31, 2018. The change was primarily driven by foreign rate differential, an increase in excess tax benefits related to share-based payments, as well as other tax items.
We are subject to taxation in the United States and various other state and foreign jurisdictions. We are under examination by the IRS for our 2009 through 2013 tax years. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. During first quarter of 2017, the IRS issued proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2009 to 2010 audit cycle. The proposed adjustments would increase our U.S. taxable income by $105 million, which would result in federal tax of approximately $37 million, subject to interest. We do not agree with the proposed adjustments and are formally protesting the IRS position.
Definition and Reconciliation of Adjusted EBITDA
We report Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA is among the primary metrics by which management evaluates the performance of the business and on which internal budgets are based. Management believes that investors should have access to the same set of tools that management uses to analyze our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP. Adjusted EBITDA has certain limitations in that it does not take into account the impact of certain expenses to our consolidated statements of operations. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the most directly comparable GAAP measure and a description of the reconciling items and adjustments to derive the non-GAAP measure. Adjusted EBITDA also excludes certain items related to transactional tax matters, which may ultimately be settled in cash, and we urge investors to review the detailed disclosure regarding these matters included above, in the Legal Proceedings section, as well as the notes to the financial statements. The non-GAAP financial measure used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.
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

The reconciliation of net income (loss) attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended March 31,
	2019	2018
	(In millions)
Net loss attributable to Expedia Group, Inc.	$(103)	$(137)
Net (income) loss attributable to non-controlling interests	3	(12)
Provision for income taxes	(41)	(20)
Total other expense, net	10	4
Operating loss	(131)	(165)
Gain (loss) on revenue hedges related to revenue recognized	3	(3)
Restructuring and related reorganization charges	10	—
Legal reserves, occupancy tax and other	10	3
Stock-based compensation	56	50
Amortization of intangible assets	52	72
Depreciation	176	167
Adjusted EBITDA	$176	$124
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $4.2 billion and $2.5 billion at March 31, 2019 and December 31, 2018, and our $2 billion revolving credit facility, which is essentially untapped and expires in May 2023. The revolving credit facility bears interest based on the Company’s credit ratings with the applicable interest rate on drawn amounts at LIBOR plus 125 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of March 31, 2019.
As of March 31, 2019, the total cash and cash equivalents and short-term investments held outside the United States was $856 million ($623 million in wholly-owned foreign subsidiaries and $233 million in majority-owned subsidiaries).
Our credit ratings are periodically reviewed by rating agencies. As of March 31, 2019, Moody’s rating was Ba1 with an outlook of “stable,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable,” which Fitch subsequently upgraded to BBB in April 2019 following our announcement of an agreement to acquire Liberty Expedia Holdings, Inc. Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.
As of March 31, 2019, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%, Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5%, $750 million of registered senior unsecured notes due in February 2026 that bear interest at 5.0% and the $1 billion of registered senior unsecured notes due in February 2028 that bear interest at 3.8%.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant hotel business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital related to merchant hotel transactions will positively impact operating cash flows. However, we are using both the merchant model and the agency model in many of our markets. If the merchant hotel model declines relative to our other business models that generally consume working capital such as agency hotel, managed corporate travel, advertising or certain Expedia Partner Solutions relationships, or if there are changes to the merchant model, supplier payment terms, or booking patterns that compress the time period between our receipt of cash from travelers and our payment to suppliers, such as with mobile bookings via smartphones, our overall working capital benefits could be reduced, eliminated or even reversed. Our future working capital benefits could also be impacted by Vrbo’s continued shift to become the merchant of record on more of its transactions.

Seasonal fluctuations in our merchant hotel bookings affect the timing of our annual cash flows. During the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses and cash flows are typically negative. While we expect the impact of seasonal fluctuations to continue, merchant hotel growth rates, changes to the model or booking patterns, changes in the relative mix of merchant hotel transactions compared with transactions in our working capital consuming businesses, including ETP, as well as the transformation of the Vrbo alternative accommodations listing business, may counteract or intensify the anticipated seasonal fluctuations.
As of March 31, 2019, we had a deficit in our working capital of $3.0 billion, which increased slightly compared to the deficit of $2.9 billion as of December 31, 2018.
We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, we began our expansion into the cloud computing environment. While our cloud computing expenses have increased and are expected to continue to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to our data centers over time. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Excluding capital expenditures associated with the build out of our new corporate headquarters, we expect total capital expenditures for full year 2019 to increase over 2018 spending levels. For the new headquarters, we expect to spend approximately $900 million. Of the total, approximately $290 million was spent between 2016 and 2018, and $79 million was spent in the first quarter of 2019. During full year 2019 and 2020, we expect to spend $425 to $475 million and $135 to $185 million, respectively. However, the timing of spend could shift as we progress toward completion of the project.
Our cash flows are as follows:

	Three months ended March 31,
	2019	2018	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$2,149	$1,676	$473
Investing activities	(706)	(728)	22
Financing activities	21	(236)	257
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(11)	17	(28)
For the three months ended March 31, 2019, net cash provided by operating activities increased by $473 million primarily due to an increase in benefits from working capital changes driven mostly from a change in deferred merchant bookings.
For the three months ended March 31, 2019, $22 million less cash was used in investing activities primarily due to lower net purchases of investments of $112 million, partially offset by higher current year capital expenditures, including amounts related to our new corporate headquarters.
For the three months ended March 31, 2019, cash provided by financing activities primarily included $91 million of proceeds from the exercise of options and employee stock purchase plans, partially offset by cash dividend payments of $47 million and treasury stock activity related to the vesting of equity instruments of $25 million. For the three months ended March 31, 2018, cash used in financing activities primarily included cash paid to acquire shares of $202 million, including the repurchased shares under the authorization discussed below, and a $46 million cash dividend payment, partially offset by $20 million of proceeds from the exercise of options and employee stock purchase plans.
During the three months ended March 31, 2018, we repurchased, through open market transactions, 1.8 million shares under share authorizations for a total cost of $191 million, excluding transaction costs. We did not repurchase any shares through open market transactions during the three months ended March 31, 2019. As of March 31, 2019, there were approximately 12.2 million shares remaining under an April 2018 authorization. There is no fixed termination date for the repurchases.

During the first three months of 2019 and 2018, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Three Months Ended March 31, 2019
February 6, 2019	$0.32	March 7, 2019	$47	March 27, 2019
Three Months Ended March 31, 2018
February 7, 2018	0.30	March 8, 2018	46	March 28, 2018
In addition, in May 2019, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.32 per share of outstanding common stock payable on June 13, 2019 to stockholders of record as of the close of business on May 23, 2019. Future declarations of dividends are subject to final determination by our Board of Directors.
In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2018. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of March 31, 2019 or December 31, 2018.

Certain Relationships and Related Party Transactions
For a discussion of certain relationships and related party transactions, see Note 11 – Related Party Transactions in the notes to the consolidated financial statements.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There has been no material changes in our market risk during the three months ended March 31, 2019. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2018. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
Actions Filed by Individual States, Cities and Counties
Town of Breckenridge, Colorado Litigation. The Colorado Supreme Court has scheduled argument on plaintiff’s appeal as to local accommodations tax issues for May 9, 2019.
State of New Hampshire Litigation. On March 8, 2019, the New Hampshire Supreme Court affirmed the trial court’s judgment in favor of the defendant online travel companies, thereby ending the case.
Arizona Cities Litigation. On April 3, 2019, the Arizona Supreme Court granted the parties petition/cross-petition for review. The court has scheduled argument on the appeals for June 4, 2019.
Jefferson Parish, Louisiana Litigation. On March 21, 2019, the defendant online travel companies filed a motion for judgment on the pleadings seeking dismissal of plaintiffs’ common law and unfair trade practices claims.
Palm Beach County, Florida Litigation. On February 26, 2019, the plaintiff county filed a notice of appeal from the trial court’s order granting the defendant platforms’ motion for summary judgment.
Miami Dade County, Florida Litigation. On March 19, 2019, the trial court granted in part and denied in part defendants’ motion to dismiss. On March 29, 2019, the plaintiff county filed an amended complaint.
Broward County, Florida Litigation. On March 1, 2019, HomeAway filed a motion to dismiss; thereafter, on March 8, 2019, the plaintiff county filed an amended complaint.
Palm Beach County, Florida Litigation (Ordinance Tax Amendments Challenge). On March 27, 2019, HomeAway filed a motion for partial summary judgment. Therefore, on April 22, 2019, the defendant county Tax Collector filed an unopposed motion to stay the case pending the county’s consideration of further amendments to the tax ordinance at issue.

Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Buckeye Tree Lodge/2020 O Street Corporation Lawsuits. On March 13, 2019, the court denied certification of a damages class and granted certification of a narrow injunctive relief only class.
Other Legal Proceedings
Santa Monica, California Litigation.  On March 13, 2019, the Ninth Circuit affirmed the trial court’s ruling. On April 26, 2019, HomeAway filed a petition for rehearing/rehearing en banc.
Palm Beach County, Florida Litigation (Ordinance Regulatory Amendments Challenge). The county filed an uncontested motion to stay the litigation to allow it to consider further amendments to its ordinance, which the court granted on February 28, 2019. In light of the stay, the court denied the parties’ pending motions as moot.
IBM Lawsuit. On April 9, 2019, IBM filed a second lawsuit against Expedia, Hotels.com, Hotwire, and Orbitz in federal district court for the district of Arizona. The complaint alleges infringement of three additional patents. On April 11, 2019, the magistrate judge in the Delaware action issued a partial Report and Recommendation recommending denial, in part, of Defendants’ motion to dismiss Expedia Group, Inc. from the lawsuit.
Fee Disclosure Class Actions. On February 25, 2019, defendants filed a motion to compel arbitration in the Church case. On March 18, 2019, defendants filed a motion to dismiss in the Woodell case. Both motions remain pending.
United Airlines Litigation. On February 25, 2019, Expedia filed a motion for a preliminary injunction, which the court denied on April 5, 2019.

Competition and Consumer Protection Matters
For a discussion of certain competition and consumer protection matters see Note 10 – Commitments and Contingencies - Legal Proceedings - Competition and Consumer Protection Matters in the notes to consolidated financial statements.

Part II. Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as in the section entitled “Risk Factors” in the Registration Statement on Form S-4 (Registration No. 333-231164) filed by Expedia Group with the SEC on May 1, 2019, which could materially affect our business, financial condition or future results. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among Expedia Group, Inc., LEMS II Inc., LEMS I LLC and Liberty Expedia Holdings, Inc., dated as of April 15, 2019†		8-K	001-37429	2.1	04/16/2019

3.1	Amended and Restated By-Laws of Expedia Group, Inc., dated as of April 15, 2019		8-K	001-37429	3.1	04/16/2019

10.1*	Expedia Group, Inc. 2013 International Employee Stock Purchase Plan, As Amended and Restated	X

10.2*	Form Expedia Group, Inc. Stock Option Agreement	X

10.3*	Form Expedia Group, Inc. Restricted Stock Unit Agreement	X

10.4*	Expedia Group, Inc. Restricted Stock Unit Agreement between Peter M. Kern and Expedia Group, Inc., dated as of March 7, 2019	X

10.5	Voting Agreement by and among Expedia Group, Inc. and the Shareholders (as defined therein), dated as of April 15, 2019		8-K	001-37429	10.1	04/16/2019

10.6	Exchange Agreement by and among Barry Diller, The Diller - von Furstenberg Family Foundation, Liberty Expedia Holdings, Inc. and Expedia Group, Inc., dated as of April 15, 2019		8-K	001-37429	10.2	04/16/2019

10.7	Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 15, 2019		8-K	001-37429	10.3	04/16/2019

10.8	Amendment No. 2 to Amended and Restated Transaction Agreement, by and among Qurate Retail, Inc., Liberty Expedia Holdings, Inc., Barry Diller, John C. Malone		8-K	001-37429	10.4	04/16/2019

10.9	Stockholders Agreement Termination Agreement, by and among Barry Diller, Liberty Expedia Holdings, Inc., LEXEB, LLC and LEXE Marginco, LLC, dated as of April 15, 2019		8-K	001-37429	10.5	04/16/2019

10.10	Governance Agreement Termination Agreement, by and among Barry Diller, Expedia Group, Inc., Liberty Expedia Holdings, Inc., LEXEB, LLC and LEXE Marginco, LLC, dated as of April 15, 2019		8-K	001-37429	10.6	04/16/2019

10.11	Assumption and Joinder Agreement to Tax Sharing Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019		8-K	001-37429	10.7	04/16/2019

10.12	Tax Sharing Agreement, by and between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc., dated as of November 4, 2016 (incorporated by reference to Exhibit 10.1 to Qurate Retail, Inc.’s Current Report on Form 8-K filed with the SEC on November 7, 2016 (File No. 001-33982))		8-K	001-33982	10.1	11/07/2016

10.13	Assumption Agreement Concerning Transaction Agreement Obligations, by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc., Qurate Retail, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of April 15, 2019		8-K	001-37429	10.9	04/16/2019

10.14	Assumption and Joinder Agreement to Reorganization Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019		8-K	001-37429	10.10	04/16/2019

10.15	Reorganization Agreement by and between Liberty Interactive Corporation and the Registrant, dated as of October 26, 2016 (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to Liberty Expedia Holdings, Inc.’s Registration Statement on Form S-4 filed with the SEC on November 4, 2016 (File No. 333-210377))		S-4	333-210377	2.1	11/04/2016

10.16
Seventh Amendment, dated as of March 7, 2019, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
X

*     Indicates a management contract or compensatory plan or arrangement.

†
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 2, 2019	Expedia Group, Inc.

	By:	/s/ Alan Pickerill
Alan Pickerill
Chief Financial Officer