Form 10-Q
period 2019-06-30
Expedia Group, Inc.
filed 2019-07-25
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
Expedia Group, Inc. 2.500% Senior Notes due 2022	EXPE22	New York Stock Exchange
The number of shares outstanding of each of the registrant’s classes of common stock as of July 12, 2019 was:

Common stock, $0.0001 par value per share	136,832,712	shares
Class B common stock, $0.0001 par value per share	12,799,999	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended June 30, 2019

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenue	$3,153	$2,880	$5,762	$5,388
Costs and expenses:
Cost of revenue (1)	522	498	1,035	985
Selling and marketing (1)	1,657	1,541	3,192	3,057
Technology and content (1)	435	400	864	796
General and administrative (1)	214	196	405	395
Amortization of intangible assets	52	72	104	144
Impairment of goodwill	—	61	—	61
Legal reserves, occupancy tax and other	4	1	14	4
Restructuring and related reorganization charges	4	—	14	—
Operating income (loss)	265	111	134	(54)
Other income (expense):
Interest income	17	16	28	27
Interest expense	(39)	(51)	(80)	(102)
Other, net	(8)	(90)	12	(54)
Total other expense, net	(30)	(125)	(40)	(129)
Income (loss) before income taxes	235	(14)	94	(183)
Provision for income taxes	(48)	5	(7)	25
Net income (loss)	187	(9)	87	(158)
Net (income) loss attributable to non-controlling interests	(4)	10	(7)	22
Net income (loss) attributable to Expedia Group, Inc.	$183	$1	$80	$(136)

Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders
Basic	$1.23	$0.01	$0.54	$(0.90)
Diluted	1.21	0.01	0.53	(0.90)
Shares used in computing earnings (loss) per share (000's):
Basic	149,049	150,076	148,468	150,942
Diluted	151,561	152,617	151,057	150,942
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$3	$3	$6	$5
Selling and marketing	12	12	23	23
Technology and content	19	16	38	31
General and administrative	25	19	48	41

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income (loss)	$187	$(9)	$87	$(158)
Currency translation adjustments, net of tax(1)	7	(87)	2	(49)
Comprehensive income (loss)	194	(96)	89	(207)
Less: Comprehensive income (loss) attributable to non-controlling interests	10	(31)	5	(32)
Comprehensive income (loss) attributable to Expedia Group, Inc.	$184	$(65)	$84	$(175)

(1)
Currency translation adjustments include a tax benefit of $2 million and tax expense of $1 million associated with net investment hedges for the three and six months ended June 30, 2019 and tax expense of $10 million and $5 million for the three and six months ended June 30, 2018.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares which are reflected in thousands and par value)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,258	$2,443
Restricted cash and cash equivalents	619	259
Short-term investments	631	28
Accounts receivable, net of allowance of $41 and $34	2,893	2,151
Income taxes receivable	128	24
Prepaid expenses and other current assets	295	292
Total current assets	8,824	5,197
Property and equipment, net	1,953	1,877
Operating lease right-of-use assets	524	—
Long-term investments and other assets	815	778
Deferred income taxes	80	69
Intangible assets, net	1,887	1,992
Goodwill	8,118	8,120
TOTAL ASSETS	$22,201	$18,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,970	$1,699
Accounts payable, other	1,153	788
Deferred merchant bookings	7,053	4,327
Deferred revenue	522	364
Income taxes payable	28	74
Accrued expenses and other current liabilities	950	808
Total current liabilities	11,676	8,060
Long-term debt	3,715	3,717
Deferred income taxes	65	69
Operating lease liabilities	466	—
Other long-term liabilities	343	506
Redeemable non-controlling interests	29	30
Commitments and contingencies
Stockholders’ equity:
Common stock $.0001 par value	—	—
Authorized shares: 1,600,000
Shares issued: 234,102 and 231,493; Shares outstanding: 136,718 and 134,334
Class B common stock $.0001 par value	—	—
Authorized shares: 400,000
Shares issued and outstanding: 12,800 and 12,800
Additional paid-in capital	9,821	9,549
Treasury stock - Common stock, at cost	(5,771)	(5,742)
Shares: 97,384 and 97,159
Retained earnings	508	517
Accumulated other comprehensive income (loss)	(216)	(220)
Total Expedia Group, Inc. stockholders’ equity	4,342	4,104
Non-redeemable non-controlling interests	1,565	1,547
Total stockholders’ equity	5,907	5,651
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,201	$18,033
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2019	2018
Operating activities:
Net income (loss)	$87	$(158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	352	336
Amortization of stock-based compensation	115	100
Amortization of intangible assets	104	144
Impairment of goodwill	—	61
Deferred income taxes	(15)	(6)
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	(13)	85
Realized gain on foreign currency forwards	(16)	(16)
(Gain) loss on minority equity investments, net	(12)	61
Other	(13)	21
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(742)	(476)
Prepaid expenses and other assets	(7)	(96)
Accounts payable, merchant	271	(25)
Accounts payable, other, accrued expenses and other liabilities	436	216
Tax payable/receivable, net	(143)	(159)
Deferred merchant bookings	2,726	2,268
Deferred revenue	157	135
Net cash provided by operating activities	3,287	2,491
Investing activities:
Capital expenditures, including internal-use software and website development	(573)	(411)
Purchases of investments	(636)	(1,669)
Sales and maturities of investments	27	624
Other, net	16	22
Net cash used in investing activities	(1,166)	(1,434)
Financing activities:
Purchases of treasury stock	(29)	(426)
Payment of dividends to stockholders	(95)	(91)
Proceeds from exercise of equity awards and employee stock purchase plan	156	67
Other, net	2	(6)
Net cash provided by (used in) financing activities	34	(456)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	20	(106)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	2,175	495
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	2,705	2,917
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$4,880	$3,412
Supplemental cash flow information
Cash paid for interest	$87	$106
Income tax payments, net	157	136
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended June 30, 2018	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2018	229,437,027	$—	12,799,999	$—	$9,228	91,428,003	$(5,025)	$117	$(125)	$1,613	5,808
Net income (loss) (excludes $1 of net income attributable to redeemable non-controlling interest)								1		(11)	(10)
Other comprehensive income (loss), net of taxes									(65)	(22)	(87)
Payment of dividends to stockholders (declared at $0.30 per share)								(45)			(45)
Proceeds from exercise of equity instruments and employee stock purchase plans	721,615	—			47						47
Treasury stock activity related to vesting of equity instruments						37,314	(5)				(5)
Common stock repurchases						1,914,473	(218)				(218)
Other changes in ownership of non-controlling interests					2					5	7
Stock-based compensation expense					54						54
Other								1			1
Balance as of June 30, 2018	230,158,642	$—	12,799,999	$—	$9,331	93,379,790	$(5,248)	$74	$(190)	$1,585	$5,552

Six months ended June 30, 2018	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2017	228,467,355	$—	12,799,999	$—	$9,163	89,528,255	$(4,822)	$331	$(149)	$1,606	6,129
Net income (loss) (excludes $1 of net income attributable to redeemable non-controlling interest)								(136)		(23)	(159)
Other comprehensive income (loss), net of taxes									(38)	(11)	(49)
Payment of dividends to stockholders (declared at $0.60 per share)								(91)			(91)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,516,247	—			67						67
Withholding taxes for stock options					(2)						(2)
Issuance of common stock in connection with acquisitions	175,040	—			—						—
Treasury stock activity related to vesting of equity instruments						150,262	(17)				(17)
Common stock repurchases						3,701,273	(409)				(409)
Other changes in ownership of non-controlling interests					—					13	13
Impact of adoption of new accounting guidance					—			(31)	(3)		(34)
Stock-based compensation expense					103						103
Other								1			1
Balance as of June 30, 2018	230,158,642	$—	12,799,999	$—	$9,331	93,379,790	$(5,248)	$74	$(190)	$1,585	$5,552

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended June 30, 2019	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2019	233,294,034	$—	12,799,999	$—	$9,694	97,355,708	$(5,767)	$373	$(217)	$1,551	$5,634
Net income (loss) (excludes $0 of net income attributable to redeemable non-controlling interest)								183		4	187
Other comprehensive income (loss), net of taxes									1	6	7
Payment of dividends to stockholders (declared at $0.32 per share)								(48)			(48)
Proceeds from exercise of equity instruments and employee stock purchase plans	808,152	—			65						65
Withholding taxes for stock options					(2)						(2)
Treasury stock activity related to vesting of equity instruments						28,504	(4)				(4)
Other changes in ownership of non-controlling interests					—					4	4
Stock-based compensation expense					63						63
Other					1						1
Balance as of June 30, 2019	234,102,186	$—	12,799,999	$—	$9,821	97,384,212	$(5,771)	$508	$(216)	$1,565	$5,907

Six months ended June 30, 2019	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2018	231,492,986	$—	12,799,999	$—	$9,549	97,158,586	$(5,742)	$517	$(220)	$1,547	5,651
Net income (loss) (excludes $0 of net income attributable to redeemable non-controlling interest)								80		7	87
Other comprehensive income (loss), net of taxes									4	(2)	2
Payment of dividends to stockholders (declared at $0.64 per share)								(95)			(95)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,609,200	—			156						156
Withholding taxes for stock options					(2)						(2)
Treasury stock activity related to vesting of equity instruments						225,626	(29)				(29)
Other changes in ownership of non-controlling interests					(3)					13	10
Impact of adoption of new accounting guidance								6			6
Stock-based compensation expense					119						119
Other					2						2
Balance as of June 30, 2019	234,102,186	$—	12,799,999	$—	$9,821	97,384,212	$(5,771)	$508	$(216)	$1,565	$5,907

See accompanying notes.

Notes to Consolidated Financial Statements
June 30, 2019
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
Revenue
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2018, $3.627 billion of cash advance cash payments was reported within deferred merchant bookings, $3.110 billion of which was recognized resulting in $436 million of revenue during the six months ended June 30, 2019. At June 30, 2019, the related balance was $6.331 billion.
At December 31, 2018, $700 million of deferred loyalty rewards was reported within deferred merchant bookings, $391 million of which was recognized within revenue during the six months ended June 30, 2019. At June 30, 2019, the related balance was $722 million.
Deferred Revenue. At December 31, 2018, $364 million was recorded as deferred revenue, $263 million of which was recognized as revenue during the six months ended June 30, 2019. At June 30, 2019, the related balance was $522 million.
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

	June 30, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$4,258	$2,443
Restricted cash and cash equivalents	619	259
Restricted cash included within long-term investments and other assets	3	3
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flow	$4,880	$2,705

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

Notes to Consolidated Financial Statements – (Continued)

Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$61	$61	$—
Time deposits	1,378	—	1,378
Investments:
Time deposits	631	—	631
Marketable equity securities	133	133	—
Total assets	$2,203	$194	$2,009

Liabilities
Derivatives:
Foreign currency forward contracts	$6	$—	$6
Financial assets measured at fair value on a recurring basis as of December 31, 2018 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$35	$35	$—
Time deposits	624	—	624
Derivatives:
Foreign currency forward contracts	22	—	22
Investments:
Time deposits	28	—	28
Marketable equity securities	119	119	—
Total assets	$828	$154	$674

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of June 30, 2019 and December 31, 2018, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.
We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.
Our marketable equity securities consist of our investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the six months ended June 30, 2019 and 2018, we recognized a gain (loss) of approximately $14 million and $(62) million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of June 30, 2019, we were

Notes to Consolidated Financial Statements – (Continued)

party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $3.8 billion. We had a net forward liability of $6 million recorded in accrued expenses and other current liabilities as of June 30, 2019 and a net forward asset of $22 million recorded in prepaid expenses and other current assets as of December 31, 2018. We recorded $(6) million and $33 million in net gains (losses) from foreign currency forward contracts during the three months ended June 30, 2019 and 2018 as well as $(12) million and $48 million in net gains (losses) during the six months ended June 30, 2019 and 2018.
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
Goodwill. During the three months ended June 30, 2018, we recognized a goodwill impairment charge of $61 million related to our Core OTA segment, which resulted from sustained under-performance and a less optimistic outlook related to one of our reporting units. As a result, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill for that reporting unit as of June 30, 2018 in which we compared the fair value of the reporting unit to its carrying value. The fair value was estimated based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our assumptions were based on the actual historical performance of the reporting unit and took into account a recent weakening of operating results and implied risk premiums based on market prices of our equity and debt as of the assessment date. Our significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the three months ended June 30, 2018. As of December 31, 2018, the applicable reporting unit had no remaining goodwill.
Minority Investments without Readily Determinable Fair Values. As of June 30, 2019 and December 31, 2018, the carrying values of our minority investments without readily determinable fair values totaled $474 million and $476 million. During the three and six months ended June 30, 2019 and 2018, we had no material gains or losses recognized related to these minority investments.
Note 4 – Debt
The following table sets forth our outstanding debt:

	June 30, 2019	December 31, 2018
	(In millions)
5.95% senior notes due 2020	$749	$748
2.5% (€650 million) senior notes due 2022	736	740
4.5% senior notes due 2024	496	496
5.0% senior notes due 2026	743	742
3.8% senior notes due 2028	991	991
Long-term debt(1)	$3,715	$3,717

_______________

(1)	Net of applicable discounts and debt issuance costs.
Long-term Debt
Our $750 million in registered senior unsecured notes outstanding at June 30, 2019 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our Euro 650 million in registered senior unsecured notes outstanding at June 30, 2019 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year. We may redeem the 2.5% Notes at our

Notes to Consolidated Financial Statements – (Continued)

option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.
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
Our $500 million in registered senior unsecured notes outstanding at June 30, 2019 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $750 million in registered senior unsecured notes outstanding at June 30, 2019 are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $1 billion in registered senior unsecured notes outstanding at June 30, 2019 are due in February 2028 and bear interest at 3.8% (the “3.8% Notes”). The 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 3.8% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.8% Notes prior to November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.8% Notes on or after November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
The 5.95%, 2.5%, 4.5%, 5.0% and 3.8% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. For further information, see Note 13 – Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $55 million and $65 million as of June 30, 2019 and December 31, 2018. The Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.
The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	June 30, 2019	December 31, 2018
	(In millions)
5.95% senior notes due 2020	$778	$778
2.5% (€650 million) senior notes due 2022 (1)	781	771
4.5% senior notes due 2024	533	504
5.0% senior notes due 2026	819	760
3.8% senior notes due 2028	1,017	915

_______________

(1)	Approximately 687 million Euro as of June 30, 2019 and 674 million Euro as of December 31, 2018.

Notes to Consolidated Financial Statements – (Continued)

Credit Facility
Expedia Group maintains a $2 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia Group subsidiaries that are the same as under the Notes and expires in May 2023. As of June 30, 2019 and December 31, 2018, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 125 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of June 30, 2019. The facility contains covenants including maximum leverage and minimum interest coverage ratios.
The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of June 30, 2019 and December 31, 2018, there was $15 million of outstanding stand-by LOCs issued under the facility.
In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia Group, that may be terminated at any time by the lender. As of June 30, 2019 and December 31, 2018, there were no borrowings outstanding.
Note 5 – Leases
We have operating leases for office space and data centers. Our leases have remaining lease terms of one year to 19 years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one year.
Operating lease costs were $38 million and $76 million for the three and six months ended June 30, 2019.
Supplemental cash flow information related to leases were as follows:

	Three months ended June 30,	Six months ended June 30,
	2019	2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34	$73
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	21	27

Supplemental consolidated balance sheet information related to leases were as follows:

June 30, 2019
(in millions)
Operating lease right-of-use assets	$524

Current lease liabilities included within Accrued expenses and other current liabilities	$110
Long-term lease liabilities included within Operating lease liabilities	466
Total operating lease liabilities	$576

Weighted average remaining lease term	8.8 years
Weighted average discount rate	3.8%

Notes to Consolidated Financial Statements – (Continued)

Maturities of lease liabilities are as follows:

Operating Leases
(in millions)
Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$71
2020	111
2021	94
2022	75
2023	55
2024 and thereafter	281
Total lease payments	687
Less: imputed interest	(111)
Total	$576

As of June 30, 2019, we have additional operating lease payments, primarily for corporate offices, that have not yet commenced of approximately $195 million. These operating leases will commence between July 2019 and April 2021 with lease terms of 1 year to 11 years.
Note 6 – Stockholders’ Equity
Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Six Months Ended June 30, 2019
February 6, 2019	$0.32	March 7, 2019	$47	March 27, 2019
May 1, 2019	0.32	May 23, 2019	$48	June 13, 2019
Six Months Ended June 30, 2018
February 7, 2018	0.30	March 8, 2018	46	March 28, 2018
April 24, 2018	0.30	May 24, 2018	45	June 14, 2018

In addition, in July 2019, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.34 per share of outstanding common stock payable on September 12, 2019 to stockholders of record as of the close of business on August 22, 2019. Future declarations of dividends are subject to final determination by our Board of Directors.
Accumulated Other Comprehensive Loss
The balance of accumulated other comprehensive loss as of June 30, 2019 and December 31, 2018 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at June 30, 2019 of $23 million ($30 million before tax) and $27 million ($35 million before tax) at December 31, 2018 associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 4 – Debt for more information.

Notes to Consolidated Financial Statements – (Continued)

Note 7 – Earnings (Loss) Per Share
The following table presents our basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions, except share and per share data)
Net income (loss) attributable to Expedia Group, Inc.	$183	$1	$80	$(136)
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$1.23	$0.01	$0.54	$(0.90)
Diluted	1.21	0.01	0.53	(0.90)
Weighted average number of shares outstanding (000's):
Basic	149,049	150,076	148,468	150,942
Dilutive effect of:
Options to purchase common stock	1,893	2,058	1,944	—
Other dilutive securities	619	483	645	—
Diluted	151,561	152,617	151,057	150,942

Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and six months ended June 30, 2019, approximately 5 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three and six ended June 30, 2018, approximately 13 million and 22 million of outstanding stock awards have been excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their effect would have been antidilutive.
Note 8 – Restructuring and Related Reorganization Charges

In connection with the centralization and migration of certain operational functions and systems, we recognized $4 million and $14 million in restructuring and related reorganization charges during the three and six months ended June 30, 2019. The charges primarily related to severance and benefits and approximately $12 million were unpaid as of June 30, 2019. Based on current plans, which are subject to change, we expect total reorganization charges in 2019 of up to $25 million. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts and exclude any possible future acquisition, or other, integrations.
Note 9 – Income Taxes
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items.
For the three months ended June 30, 2019, the effective tax rate was a 20.4% expense on a pre-tax income, compared to a 33.8% benefit on pre-tax loss for the three months ended June 30, 2018. The decrease in the effective rate was primarily due to the impact from a non-deductible goodwill impairment in the prior year quarter and the current year discrete tax benefits, partially offset by an increase in U.S. taxable income.
For the six months ended June 30, 2019, the effective tax rate was a 7.2% expense on a pre-tax income, compared to a 13.7% benefit on a pre-tax loss for the six months ended June 30, 2018. The decrease in the effective tax rate was primarily driven by discrete tax benefits recognized during 2019.

Notes to Consolidated Financial Statements – (Continued)

We are subject to taxation in the United States and various other state and foreign jurisdictions. During 2017, the Internal Revenue Service (“IRS”) issued proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2009 to 2010 audit cycle. On July 12, 2019, we settled the audit for an immaterial impact to the consolidated financial statements. In addition, we are under examination by the IRS for our 2011 through 2013 tax years. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. During the second quarter of 2019, the IRS issued proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 audit cycle. The proposed adjustments would increase our U.S. taxable income by $751 million, which would result in federal tax of approximately $263 million. We do not agree with the position of the IRS and are formally protesting the IRS position.
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
Litigation Relating to Occupancy Taxes. One hundred one lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Eleven lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-seven of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-three dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $54 million and $46 million as of June 30, 2019 and December 31, 2018, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
The Department of Taxation also issued final assessments for general excise taxes against certain Expedia Group companies, including Orbitz, dated December 23, 2015 for the time period 2000 to 2014 for hotel and car rental revenue for “agency model” transactions. Those assessments were under review in the Hawaii tax court but the parties reached a settlement of their dispute. On June 3, 2019, the parties filed a stipulated dismissal of all claims relating to agency hotel and car as to the Expedia Group companies, thereby ending the agency hotel and car rental case.

Notes to Consolidated Financial Statements – (Continued)

Final assessments by the Hawaii Department of Taxation for general exercise taxes against certain Expedia Group companies, including Orbitz, relating to merchant car rental transactions during the years 2000 to 2014 were also under review. With respect to merchant model car rental transactions at issue for the tax years 2000 through 2013, the Hawaii tax court held on August 5, 2016 that general excise tax is due on the online travel companies’ services to facilitate car rentals. The court further ruled that for merchant model car rentals in Hawaii, the online travel companies are required to pay general excise tax on the total amount paid by consumers, with no credit for tax amounts already remitted by car rental companies to the State of Hawaii for tax years 2000 through 2013, thus resulting in a double tax on the amount paid by consumers to car rental companies for the rental of the vehicle. The court, however, ruled that when car rentals are paid for as part of a vacation package, tax is only due once on the amount paid by consumers to the car rental company for the rental of the vehicle. In addition, the court ruled that the online travel companies are required to pay interest and certain penalties on the amounts due. On April 25, 2017, the court entered a stipulated order and final judgment. On May 15, 2017, the Expedia Group companies paid under protest the full amount claimed due, or approximately $16.7 million, as a condition of appeal. The parties filed notices of cross-appeal from the order. On March 4, 2019, the Hawaii Supreme Court affirmed the tax court in part and reversed in part, finding that the defendant online travel companies are not obligated to pay tax on the amount paid by consumers to the car rental company for the rental of the vehicle; instead, for both package and standalone merchant model car rentals, they need only pay the tax on the amounts they charge for their services. Thereafter, during the second quarter of 2019, the State of Hawaii refunded to the Expedia Group companies $10 million of the amounts previously paid by those companies under protest as a condition of appeal. On June 3, 2019, the parties filed a stipulated dismissal of all claims relating to merchant car as to the Expedia Group companies, thereby ending the merchant car case.
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

Notes to Consolidated Financial Statements – (Continued)

note in Europe.
The German Federal Cartel Office (“FCO”) has required another online travel company, Hotel Reservation Service (“HRS”), to remove certain clauses from its contracts with hotels. HRS’ appeal of this decision was rejected by the Higher Regional Court Düsseldorf on January 9, 2015. On December 23, 2015, the FCO announced that it had also required Booking.com by way of an infringement decision to remove certain clauses from its contracts with German hotels. Booking.com has appealed the decision and the appeal was heard by the Higher Regional Court Düsseldorf on February 8, 2017. On June 4, 2019, the Higher Regional Court Düsseldorf issued its judgment in this matter and ruled that certain parity clauses are in compliance with applicable German and European competition rules and the FCO’s prohibition order against Booking.com was annulled. The decision is not yet final as the FCO has applied to the German Federal Supreme Court to admit an appeal from the decision.
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
Pursuant to the Merger Agreement, each share of Series A common stock, par value $0.01 per share, of Liberty Expedia Holdings and Series B common stock, par value $0.01 per share, of Liberty Expedia Holdings (together, the “Liberty Expedia Holdings common stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (except for shares held by Liberty Expedia Holdings as treasury stock or held directly by the Company) will be converted into the right to receive 0.36 of a share of Company common stock plus cash (without interest) in lieu of any fractional shares of Company common stock (the “Merger Consideration”). At the closing of the Combination, former holders of Liberty Expedia Holdings common stock are expected to own in the aggregate shares of Company common stock representing approximately 14% of the total number of outstanding shares of Company common stock and Class B common stock, based on approximately 141 million shares of Company common stock and approximately 5.5 million shares of Class B common stock currently expected to be outstanding at the closing of the Combination.
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
The closing of the Combination is subject to certain mutual conditions, including (1) the adoption of the Merger Agreement by the holders of at least a majority of the aggregate voting power of the outstanding shares of Liberty Expedia Holdings common stock, voting together as a single class; (2) the absence of any order or law that has the effect of enjoining or otherwise prohibiting the closing of the Combination or any of the other transactions contemplated by the Merger Agreement and related transaction documents; (3) the approval for listing of the shares of Company common stock to be issued as Merger Consideration on the Nasdaq Global Select Market; and (4) the delivery of an opinion by Skadden, Arps, Slate, Meagher & Flom LLP to Liberty Expedia Holdings to the effect that the Combination will not impact the tax treatment of the split off of Liberty Expedia Holdings by Qurate on November 4, 2016. The respective obligation of each party to consummate the Combination is also conditioned upon (x) the delivery of an opinion from such party’s tax counsel to the effect that the Combination will qualify as a “reorganization” for U.S. federal income tax purposes and (y) the other party’s representations and warranties being true and correct (subject to certain materiality and material adverse effect qualifications), and the other party having performed in all material respects its obligations under the Merger Agreement. The Company’s obligation to consummate the Combination is further conditioned upon the satisfaction of certain conditions to the completion of the exchange pursuant to the Exchange Agreement as described below. The Combination does not require the approval of the Company’s stockholders.
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

Notes to Consolidated Financial Statements – (Continued)

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
Voting Agreement
In connection with the transactions contemplated by the Merger Agreement and following the termination of the Malone Proxy as described below, the Malone Group entered into a voting agreement (the “Voting Agreement”) with the Company on April 15, 2019, pursuant to which the Malone Group has committed, subject to certain conditions, to vote shares of Liberty Expedia Holdings common stock representing approximately 32% of the total voting power of the issued and outstanding shares of Liberty Expedia Holdings common stock as of April 30, 2019, as reported in Liberty Expedia Holdings’ Definitive Proxy Statement on Schedule 14A filed on June 26, 2019, in favor of the Merger Agreement and the transactions contemplated thereby at any meeting of the stockholders of Liberty Expedia Holdings called to vote upon the Merger. A special meeting of stockholders of Liberty Expedia Holdings is scheduled to be held on July 26, 2019, at which Liberty Expedia Holdings stockholders will consider and vote upon the Merger.
Exchange Agreement
Simultaneously with the entry into the Merger Agreement, Barry Diller, The Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation (the “Family Foundation”), Liberty Expedia Holdings and the Company entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which (and agreed by Mr. Diller to be deemed to be in recognition and in lieu of Mr. Diller’s existing rights under the Existing Governance Agreement (as defined below) and the Stockholders Agreement (as defined above)), immediately prior to and conditioned upon the closing of the Combination, Mr. Diller and the Family Foundation are expected to exchange with Liberty Expedia Holdings up to approximately 5.5 million shares of Company common stock, for the same number of shares of Class B common stock held by Liberty Expedia Holdings (the shares of Class B common stock acquired by Mr. Diller and the Family Foundation pursuant to the Exchange Agreement, collectively referred to as the “Original Shares”). Assuming the exchange by Mr. Diller and the Family Foundation of a total of approximately 5.5 million shares of Company common stock for an equal number of shares of Class B common stock, the Original Shares would represent approximately 28% of the total voting power of all shares of Company common stock and Class B common stock, based on approximately 141 million shares of Company common stock and approximately 5.5 million shares of Class B common stock currently expected to be outstanding at the closing of the Combination.
New Governance Agreement
Simultaneously with the entry into the Merger Agreement, the Company and Mr. Diller entered into a Second Amended and Restated Governance Agreement (the “New Governance Agreement”), which provides, among other things, that Mr. Diller may exercise a right (the “Purchase/Exchange Right”) during the nine month period following the closing of the Combination (and agreed by Mr. Diller to be deemed to be in recognition and in lieu of Mr. Diller’s existing rights under the Existing Governance Agreement (as defined below) and the Stockholders Agreement (as defined above)), to (1) exchange with the Company (or its wholly owned subsidiary) an equivalent number of shares of Company common stock for, or (2) purchase from the Company (or its wholly owned subsidiary), at a price per share equal to the average closing price of Company common stock for the five trading days immediately preceding notice of exercise, up to a number of shares of Class B common stock equal to (1) 12,799,999 minus (2) the number of Original Shares (the shares acquired pursuant to the Purchase/Exchange Right, the “Additional Shares”). The Purchase/Exchange Right may be exercised from time to time in whole or in part. Assuming the exercise in full by Mr. Diller of the Purchase/Exchange Right, the Original Shares and Additional Shares would collectively represent approximately 49% of the total voting power of all outstanding shares of Company common stock and Class B common stock, assuming a total of approximately 134 million shares of Company common stock and 12,799,999 shares of Class B common stock outstanding immediately following the exercise of the Purchase/Exchange Right. The foregoing assumes that Mr. Diller exercises his right to acquire the Additional Shares solely by exchanging shares of Company common stock acquired in the open market (or otherwise, other than from the Company). If Mr. Diller acquires the Additional Shares through cash purchases directly from the Company (or its wholly owned subsidiary), the Original Shares and Additional Shares would collectively represent approximately 48% of the total voting power of all outstanding shares of Company common stock and Class B common stock.
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

Notes to Consolidated Financial Statements – (Continued)

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
Other Agreements
As described above, pursuant to Diller Proxy under the Stockholders Agreement, Mr. Diller generally has the right to vote the shares of Company common stock and Class B common stock held by Liberty Expedia Holdings and its subsidiaries, which shares represent approximately 53% of the total voting power of all shares of Company common stock and Class B common stock, based on a total of 136,717,974 shares of Company common stock and 12,799,999 shares of Class B common stock outstanding as of June 30, 2019. Pursuant to the Diller Assignment (as defined above), Mr. Diller assigned the Diller Proxy (as defined above) to Liberty Expedia Holdings, and, pursuant to the Malone Proxy (as defined above, and, collectively with the “Diller Assignment,” the “Proxy Swap Arrangements”), the Malone Group granted to Mr. Diller a proxy over the shares of Liberty Expedia Holdings common stock owned by it.
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

Upon the closing of the Combination, it is expected that the Company will no longer be a controlled company under the Nasdaq Stock Market Listing Rules. Accordingly, following permitted phase-in periods, the Company will be required, among other things, to have to have a majority of independent directors on its Board of Directors, a compensation committee consisting solely of independent directors and a director nominations process whereby directors are selected by a nominations

Notes to Consolidated Financial Statements – (Continued)

committee consisting solely of independent directors or by a vote of the Board of Directors in which only independent directors participate. Additionally, all additional shares will be automatically converted into shares of Company common stock immediately following the earliest of (a) Mr. Diller’s death or disability, (b) such time as Mr. Diller no longer serves as chairman or senior executive of Expedia Group, other than as a result of his removal (other than for “cause” as defined in the New Governance Agreement), or failure to be nominated or elected when he is willing to serve in such position, and (c) aggregate transfers by Mr. Diller (or certain limited permitted transferees of Mr. Diller) of original shares exceeding 5% of the outstanding voting power of the Company. Therefore, while it is possible that Mr. Diller may at some point in the future beneficially own more than 50% of the outstanding voting power of the Company, the provisions of the New Governance Agreement provide that following one of the triggers mentioned above, the number of shares of Class B common stock acquired by Mr. Diller in the transaction will not exceed approximately 5.5 million shares of Class B common stock, or approximately 28% of the total voting power of Expedia Group based on approximately 141 million shares of Company common stock and approximately 5.5 million shares of Class B common stock currently expected to be outstanding at the closing of the Combination. Further, as described above, the New Governance Agreement provides that, subject to limited exception, no current or future holder of Original Shares or Additional Shares may participate in, or vote or tender in favor of, any change of control transaction involving at least 50% of the outstanding shares of capital stock of the Company, unless such transaction provides for the same per share consideration and mix of consideration (or election right) and the same participation rights for shares of Class B common stock and shares of Company common stock.
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
The following tables present our segment information for the three and six months ended June 30, 2019 and 2018. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2019
	Core OTA	trivago	Vrbo	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,480	$163	$347	$163	$—	$3,153
Intersegment revenue	—	88	—	—	(88)	—
Revenue	$2,480	$251	$347	$163	$(88)	$3,153
Adjusted EBITDA	$623	$20	$84	$37	$(196)	$568
Depreciation	(94)	(3)	(24)	(13)	(42)	(176)
Amortization of intangible assets	—	—	—	—	(52)	(52)
Stock-based compensation	—	—	—	—	(59)	(59)
Legal reserves, occupancy tax and other	—	—	—	—	(4)	(4)
Restructuring and related reorganization charges	—	—	—	—	(4)	(4)
Realized (gain) loss on revenue hedges	(8)	—	—	—	—	(8)
Operating income (loss)	$521	$17	$60	$24	$(357)	265
Other expense, net						(30)
Income before income taxes						235
Provision for income taxes						(48)
Net income						187
Net income attributable to non-controlling interests						(4)
Net income attributable to Expedia Group, Inc.						$183

	Three months ended June 30, 2018
	Core OTA	trivago	Vrbo	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,253	$174	$297	$156	$—	$2,880
Intersegment revenue	—	106	—	—	(106)	—
Revenue	$2,253	$280	$297	$156	$(106)	$2,880
Adjusted EBITDA	$561	$(20)	$78	$30	$(186)	$463
Depreciation	(85)	(4)	(15)	(12)	(53)	(169)
Amortization of intangible assets	—	—	—	—	(72)	(72)
Impairment of goodwill	—	—	—	—	(61)	(61)
Stock-based compensation	—	—	—	—	(50)	(50)
Legal reserves, occupancy tax and other	—	—	—	—	(1)	(1)
Realized (gain) loss on revenue hedges	1	—	—	—	—	1
Operating income (loss)	$477	$(24)	$63	$18	$(423)	111
Other expense, net						(125)
Loss before income taxes						(14)
Provision for income taxes						5
Net loss						(9)
Net loss attributable to non-controlling interests						10
Net income attributable to Expedia Group, Inc.						$1

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2019
	Core OTA	trivago	Vrbo	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$4,517	$315	$614	$316	$—	$5,762
Intersegment revenue	—	173	—	—	(173)	—
Revenue	$4,517	$488	$614	$316	$(173)	$5,762
Adjusted EBITDA	$967	$44	$44	$66	$(377)	$744
Depreciation	(186)	(6)	(47)	(26)	(87)	(352)
Amortization of intangible assets	—	—	—	—	(104)	(104)
Stock-based compensation	—	—	—	—	(115)	(115)
Legal reserves, occupancy tax and other	—	—	—	—	(14)	(14)
Restructuring and related reorganization charges	—	—	—	—	(14)	(14)
Realized (gain) loss on revenue hedges	(11)	—	—	—	—	(11)
Operating income (loss)	$770	$38	$(3)	$40	$(711)	134
Other expense, net						(40)
Income before income taxes						94
Provision for income taxes						(7)
Net income						87
Net income attributable to non-controlling interests						(7)
Net income attributable to Expedia Group, Inc.						$80

	Six months ended June 30, 2018
	Core OTA	trivago	Vrbo	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$4,179	$371	$531	$307	$—	$5,388
Intersegment revenue	—	228	—	—	(228)	—
Revenue	$4,179	$599	$531	$307	$(228)	$5,388
Adjusted EBITDA	$884	$(48)	$57	$57	$(363)	$587
Depreciation	(168)	(7)	(29)	(23)	(109)	(336)
Amortization of intangible assets	—	—	—	—	(144)	(144)
Impairment of goodwill	—	—	—	—	(61)	(61)
Stock-based compensation	—	—	—	—	(100)	(100)
Legal reserves, occupancy tax and other	—	—	—	—	(4)	(4)
Realized (gain) loss on revenue hedges	4	—	—	—	—	4
Operating income (loss)	$720	$(55)	$28	$34	$(781)	(54)
Other expense, net						(129)
Loss before income taxes						(183)
Provision for income taxes						25
Net loss						(158)
Net loss attributable to non-controlling interests						22
Net loss attributable to Expedia Group, Inc.						$(136)

Notes to Consolidated Financial Statements – (Continued)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in millions)
Business Model:
Merchant	$1,680	$1,532	$3,072	$2,866
Agency	841	777	1,527	1,435
Advertising and media	285	274	549	556
Vrbo	347	297	614	531
Total revenue	$3,153	$2,880	$5,762	$5,388
Service Type:
Lodging	$2,231	$1,992	$3,956	$3,604
Air	228	223	476	465
Advertising and media	285	274	549	556
Other(1)	409	391	781	763
Total revenue	$3,153	$2,880	$5,762	$5,388
___________________________________

(1)	Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business, among other revenue streams, none of which are individually material.

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

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended June 30, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$2,483	$759	$(89)	$3,153
Costs and expenses:
Cost of revenue	—	378	150	(6)	522
Selling and marketing	—	1,267	473	(83)	1,657
Technology and content	—	311	124	—	435
General and administrative	—	153	61	—	214
Amortization of intangible assets	—	32	20	—	52
Legal reserves, occupancy tax and other	—	3	1	—	4
Restructuring and related reorganization charges	—	—	4	—	4
Intercompany (income) expense, net	—	199	(199)	—	—
Operating income	—	140	125	—	265
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	215	116	—	(331)	—
Other, net	(42)	(14)	26	—	(30)
Total other income (expense), net	173	102	26	(331)	(30)
Income before income taxes	173	242	151	(331)	235
Provision for income taxes	10	(25)	(33)	—	(48)
Net income	183	217	118	(331)	187
Net income attributable to non-controlling interests	—	—	(4)	—	(4)
Net income attributable to Expedia Group, Inc.	$183	$217	$114	$(331)	$183
Comprehensive income attributable to Expedia Group, Inc.	$184	$226	$122	$(348)	$184

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended June 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$2,229	$758	$(107)	$2,880
Costs and expenses:
Cost of revenue	—	366	137	(5)	498
Selling and marketing	—	1,112	531	(102)	1,541
Technology and content	—	280	120	—	400
General and administrative	—	128	68	—	196
Amortization of intangible assets	—	45	27	—	72
Impairment of goodwill	—	—	61	—	61
Legal reserves, occupancy tax and other	—	—	1	—	1
Intercompany (income) expense, net	—	231	(231)	—	—
Operating income	—	67	44	—	111
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	38	35	—	(73)	—
Other, net	(48)	(61)	(16)	—	(125)
Total other expense, net	(10)	(26)	(16)	(73)	(125)
Income (loss) before income taxes	(10)	41	28	(73)	(14)
Provision for income taxes	11	(2)	(4)	—	5
Net income (loss)	1	39	24	(73)	(9)
Net loss attributable to non-controlling interests	—	—	10	—	10
Net income attributable to Expedia Group, Inc.	$1	$39	$34	$(73)	$1
Comprehensive loss attributable to Expedia Group, Inc.	$(65)	$(59)	$(63)	$122	$(65)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six months ended June 30, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$4,541	$1,397	$(176)	$5,762
Costs and expenses:
Cost of revenue	—	754	293	(12)	1,035
Selling and marketing	—	2,417	939	(164)	3,192
Technology and content	—	605	259	—	864
General and administrative	—	260	145	—	405
Amortization of intangible assets	—	62	42	—	104
Legal reserves, occupancy tax and other	—	14	—	—	14
Restructuring and related reorganization charges	—	—	14	—	14
Intercompany (income) expense, net	—	411	(411)	—	—
Operating income	—	18	116	—	134
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	143	87	—	(230)	—
Other, net	(82)	38	4	—	(40)
Total other income (expense), net	61	125	4	(230)	(40)
Income before income taxes	61	143	120	(230)	94
Provision for income taxes	19	2	(28)	—	(7)
Net income	80	145	92	(230)	87
Net (income) loss attributable to non-controlling interests	—	1	(8)	—	(7)
Net income attributable to Expedia Group, Inc.	$80	$146	$84	$(230)	$80
Comprehensive income attributable to Expedia Group, Inc.	$84	$146	$84	$(230)	$84

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six months ended June 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$4,140	$1,479	$(231)	$5,388
Costs and expenses:
Cost of revenue	—	732	263	(10)	985
Selling and marketing	—	2,160	1,118	(221)	3,057
Technology and content	—	560	236	—	796
General and administrative	—	246	149	—	395
Amortization of intangible assets	—	90	54	—	144
Impairment of goodwill	—	—	61	—	61
Legal reserves, occupancy tax and other	—	3	1	—	4
Intercompany (income) expense, net	—	415	(415)	—	—
Operating income (loss)	—	(66)	12	—	(54)
Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	(59)	19	—	40	—
Other, net	(100)	(9)	(20)	—	(129)
Total other income (expense), net	(159)	10	(20)	40	(129)
Loss before income taxes	(159)	(56)	(8)	40	(183)
Provision for income taxes	23	1	1	—	25
Net loss	(136)	(55)	(7)	40	(158)
Net loss attributable to non-controlling interests	—	1	21	—	22
Net income (loss) attributable to Expedia Group, Inc.	$(136)	$(54)	$14	$40	$(136)
Comprehensive loss attributable to Expedia Group, Inc.	$(175)	$(110)	$(39)	$149	$(175)

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Total current assets	$422	$7,291	$2,658	$(1,547)	$8,824
Investment in subsidiaries	10,780	3,530	—	(14,310)	—
Intangible assets, net	—	1,459	428	—	1,887
Goodwill	—	6,367	1,751	—	8,118
Other assets, net	—	2,255	1,146	(29)	3,372
TOTAL ASSETS	$11,202	$20,902	$5,983	$(15,886)	$22,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,580	$9,569	$2,074	$(1,547)	$11,676
Long-term debt	3,715	—	—	—	3,715
Other long-term liabilities	—	470	433	(29)	874
Redeemable non-controlling interests	—	16	13	—	29
Stockholders’ equity	5,907	10,847	3,463	(14,310)	5,907
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,202	$20,902	$5,983	$(15,886)	$22,201
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Total current assets	$402	$5,261	$2,137	$(2,603)	$5,197
Investment in subsidiaries	10,615	3,425	—	(14,040)	—
Intangible assets, net	—	1,520	472	—	1,992
Goodwill	—	6,366	1,754	—	8,120
Other assets, net	—	1,840	913	(29)	2,724
TOTAL ASSETS	$11,017	$18,412	$5,276	$(16,672)	$18,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,649	$7,396	$1,618	$(2,603)	$8,060
Long-term debt	3,717	—	—	—	3,717
Other long-term liabilities	—	320	284	(29)	575
Redeemable non-controlling interests	—	17	13	—	30
Stockholders’ equity	5,651	10,679	3,361	(14,040)	5,651
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,017	$18,412	$5,276	$(16,672)	$18,033

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$2,845	$442	$3,287
Investing activities:
Capital expenditures, including internal-use software and website development	—	(529)	(44)	(573)
Purchases of investments	—	(623)	(13)	(636)
Sales and maturities of investments	—	14	13	27
Other, net	—	16	—	16
Net cash used in investing activities	—	(1,122)	(44)	(1,166)
Financing activities:
Purchases of treasury stock	(29)	—	—	(29)
Payment of dividends to stockholders	(95)	—	—	(95)
Proceeds from exercise of equity awards and employee stock purchase plan	156	—	—	156
Transfers (to) from related parties	(30)	91	(61)	—
Other, net	(2)	4	—	2
Net cash provided by (used in) financing activities	—	95	(61)	34
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	21	(1)	20
Net increase in cash, cash equivalents and restricted cash and cash equivalents	—	1,839	336	2,175
Cash, cash equivalents and restricted cash and cash equivalents at beginning of the period	—	1,190	1,515	2,705
Cash, cash equivalents and restricted cash and cash equivalents at end of the period	$—	$3,029	$1,851	$4,880

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$2,047	$444	$2,491
Investing activities:
Capital expenditures, including internal-use software and website development	—	(338)	(73)	(411)
Purchases of investments	—	(1,669)	—	(1,669)
Sales and maturities of investments	—	550	74	624
Transfers (to) from related parties	—	(60)	60	—
Other, net	—	19	3	22
Net cash provided by (used in) investing activities	—	(1,498)	64	(1,434)
Financing activities:
Purchases of treasury stock	(426)	—	—	(426)
Payment of dividends to stockholders	(91)	—	—	(91)
Proceeds from exercise of equity awards and employee stock purchase plan	67	—	—	67
Transfers (to) from related parties	452	(26)	(426)	—
Other, net	(2)	(3)	(1)	(6)
Net cash used in financing activities	—	(29)	(427)	(456)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	(56)	(50)	(106)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	—	464	31	495
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	1,321	1,596	2,917
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$1,785	$1,627	$3,412

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, Part I, Item 1A, “Risk Factors,” in the section entitled “Risk Factors” in the Registration Statement on Form S-4/A (Registration No. 333-231164) filed by Expedia Group with the Securities and Exchange Commission (“SEC”) on June 21, 2019, as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projected,” “seeks,” “should” and “will,” or the negative of these terms or other similar expressions, among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
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
Trends
The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2017 and 2018 represented years of continuing growth for the travel industry. While the first half of 2019 has seen continued growth for the industry, it has been at a slower pace than in prior years. Additionally, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sovereign debt issues, natural disasters and macroeconomic concerns are examples of events that contribute to a somewhat uncertain environment, which could have a negative impact on the travel industry in the future.
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
Lodging
Lodging includes hotel accommodations as well as alternative accommodations primarily made available through Vrbo. As a percentage of our total worldwide revenue in the first half of 2019, lodging accounted for 69%. Our room night growth has been healthy at 16% in 2017, 13% in 2018 and 11% in the first half of 2019. Average daily rates (“ADRs”) for rooms on Expedia Group websites increased 3% in 2017, increased 5% in 2018 and decreased 1% in the first half of 2019. The decrease in the first half of 2019 was primarily due to the negative impact of foreign exchange.
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
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry generally increased on a currency-neutral basis in a gradually improving overall travel environment. Current occupancy rates for hotels in the United States remain high; however, U.S. hotel supply has continued to grow, which may put additional pressure on ADRs. In some international markets, hotel supply is being added at a faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions. Companies like Airbnb, Vrbo and Booking.com also added incremental global supply in the alternative accommodations space. In addition, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi. We have succeeded in adding supply to our global lodging marketplace with nearly 1.3 million properties on our global websites as of June 30, 2019, including approximately 570,000 integrated Vrbo alternative accommodations listings.
Alternative Accommodations. With our acquisition of Vrbo (previously HomeAway) and all of its brands in December 2015, we expanded into the fast growing alternative accommodations market. Vrbo is a leader in this market and represents an attractive growth opportunity for Expedia Group. Vrbo has been undergoing a transition from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. Vrbo offers hosts subscription-based listing or pay-per-booking service models. It also generates revenue from a traveler service fee for bookings. As of June 30, 2019, there are over 2 million online bookable listings available on Vrbo.
Air
Significant airline sector consolidation in the United States in recent years generally resulted in lower overall capacity and higher fares, which combined with the significant declines in fuel prices led to record levels of profitability for the U.S. air carriers, further strengthening their position. However, in 2017 and into 2018, there was evidence of discounting by the U.S. carriers while currency headwinds and weaker macroeconomic trends put pressure on international results. Starting in the second half of 2018, there has been evidence of modest fare increases, though it remains unclear if this trend will continue. Ticket prices on Expedia Group websites declined 1% in 2017, increased 2% in 2018 and were flat in the first half of 2019. Based on airline reports, demand for airline tickets seems to be strong, helping increase air revenues globally. There is significant correlation between airline revenue and fuel prices, and fluctuations in fuel prices generally take time to be reflected in air revenue. Given current volatility, it is uncertain how fuel prices could impact airfares. We could encounter pressure on air remuneration as air carriers combine, certain supply agreements renew and as we continue to add airlines to ensure local coverage in new markets.
Air ticket volumes increased 4% in 2017, 5% in 2018 and 10% in the first half of 2019. As a percentage of our total worldwide revenue in the first half of 2019, air accounted for 8%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, in addition to Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first half of 2019, we generated a total of $549 million of advertising and media revenue, a 1% decrease from the same period in 2018, representing 10% of our total worldwide revenue. In 2018, trivago shifted its operational focus, reducing marketing spend to better balance revenue and profit growth. The lower marketing spend negatively impacted revenue growth, while benefiting profitability. This trend continued into the first half of 2019.
Growth Strategy
Global Expansion. Our Brand Expedia, Hotels.com, Egencia, and Expedia Partner Solutions brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations in Europe and Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.co.nz and travel.com.au are focused principally on the Australia and New Zealand markets. The Vrbo portfolio offers alternative accommodations websites all around the world. We own a majority share of trivago, a leading metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. In December 2016, trivago successfully completed its initial public offering and trades on the Nasdaq Global Select Market under the symbol “TRVG.” In addition, we have commercial agreements in place with Ctrip and eLong in China, Traveloka in Southeast Asia, as well as Despegar in Latin America, among many others. In conjunction with the commercial arrangements with Traveloka and Despegar, we have also made strategic investments in both companies. In the first half of 2019, approximately 37% of our worldwide gross bookings and 42% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating more than two-thirds of our revenue through businesses and points of sale outside of the United States.
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
Channel Expansion. Technological innovations and developments continue to create new opportunities for travel bookings. In the past few years, each of our brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends, and many of our brands now see more traffic via mobile devices than via traditional PCs. Mobile bookings continue to present an opportunity for incremental growth as they are often completed with a much shorter booking window than we historically experienced via more traditional online booking methods. Additionally, our brands are implementing new technologies like voice-based search, chatbots and messaging apps as mobile-based options for travelers. In addition, we are seeing significant cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the first half of 2019, more than one in three Expedia Group transactions globally were booked on a mobile device.
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
Occupancy and Other Taxes
Legal Proceedings. We are currently involved in eleven lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and ordinances at issue do not apply to us or the services we provide, namely the facilitation of travel planning and reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.
Recent developments include:

•
City of San Antonio, Texas Litigation. On June 26, 2019, the district court granted in part the defendant online travel companies’ request for reimbursable costs, awarding the defendants approximately $2.25 million.

•	Town of Breckenridge, Colorado Litigation. On May 28, 2019, the Colorado Supreme Court affirmed the Court of Appeals’ decision in the defendant online travel companies’ favor, thereby ending the case.

•
State of Mississippi Litigation. On July 2, 2019, the trial court granted the State of Mississippi’s motion for partial summary judgment and denied the defendant online travel companies’ cross motion for partial summary judgment.

•
Hawaii (General Excise Tax). During the second quarter of 2019, the State of Hawaii refunded to the Expedia Group companies $10 million of the amounts previously paid by those companies under protest as a condition of appeal with respect to merchant model rental car transactions. The parties also reached a settlement of their dispute with respect to taxation of agency model hotel and rental car transactions and filed a stipulated dismissal of all remaining claims, thereby ending all pending cases as to the Expedia Group companies.

•
Palm Beach County, Florida Litigation (Ordinance Tax Amendments Challenge). In light of amendments to the county’s tax ordinance passed in June of 2019, the parties filed a stipulation for order of dismissal without prejudice, which the court signed on July 22, 2019, thereby ending the case.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $54 million as of June 30, 2019, and $46 million as of December 31, 2018.
Certain jurisdictions, including the states of New York, New Jersey, North Carolina, Minnesota, Oregon, Rhode Island, Maryland, Pennsylvania, Hawaii, Iowa, Massachusetts, Arizona, Wisconsin, Idaho, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales or other taxes for hotel and/or other accommodations and/or car rental. In addition, in certain jurisdictions, we have entered into voluntary collection agreements pursuant to which we have agreed to voluntarily collect and remit taxes to state and/or local taxing jurisdictions. We are currently remitting taxes to a number of jurisdictions, including to the states of New York, New Jersey, South Carolina, North Carolina, Minnesota, Georgia, Wyoming, West Virginia, Oregon, Rhode Island, Montana, Maryland, Kentucky, Maine, New Jersey, Pennsylvania, Hawaii, Iowa, Massachusetts, Arizona, Wisconsin, Idaho, the city of New York and the District of Columbia, as well as certain other jurisdictions.
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

Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Gross Bookings
Core OTA	$23,305	$21,011	11%	$46,334	$42,182	10%
trivago(1)	—	—	N/A	—	—	N/A
Vrbo	2,862	2,814	2%	7,024	6,761	4%
Egencia	2,125	2,073	3%	4,343	4,151	5%
Total gross bookings	$28,292	$25,898	9%	$57,701	$53,094	9%

Revenue Margin
Core OTA	10.6%	10.7%		9.7%	9.9%
trivago(1)	N/A	N/A		NA	NA
Vrbo	12.1%	10.6%		8.7%	7.8%
Egencia	7.6%	7.6%		7.3%	7.4%
Total revenue margin	11.1%	11.1%		10.0%	10.1%
 ____________________________

(1)
trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.

The increase in worldwide gross bookings for the three and six months ended June 30, 2019, as compared to the same periods in 2018, was primarily driven by growth at our Core OTA segment, including growth at Expedia Partner Solutions, which includes the benefit from enterprise deals launched in late 2018, and Brand Expedia and Hotels.com.
Results of Operations
Revenue

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Core OTA	$2,480	$2,253	10%	$4,517	$4,179	8%
trivago (Third-party revenue)	163	174	(6)%	315	371	(15)%
Vrbo	347	297	17%	614	531	16%
Egencia	163	156	4%	316	307	3%
Total revenue	$3,153	$2,880	9%	$5,762	$5,388	7%
Revenue increased for the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily driven by growth in the Core OTA segment, including growth at Expedia Partner Solutions and Brand Expedia, as well as growth at Vrbo, partially offset by declines at trivago.

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$2,231	$1,992	12%	$3,956	$3,604	10%
Air	228	223	2%	476	465	3%
Advertising and media(1)	285	274	4%	549	556	(1)%
Other	409	391	5%	781	763	2%
Total revenue	$3,153	$2,880	9%	$5,762	$5,388	7%
____________________________

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 12% and 10% for the three and six months ended June 30, 2019, compared to the same periods in 2018, on a 12% and 11% increase in room nights stayed driven by growth at Expedia Partner Solutions, Hotels.com and Brand Expedia.
Air revenue increased 2% and 3% for the three and six months ended June 30, 2019, compared to the same periods in 2018, on a 10% increase in air tickets sold for both periods driven by growth at Expedia Partner Solutions, largely related to enterprise deals launched in late 2018, and Brand Expedia, partially offset by a 7% decrease in revenue per ticket for both periods, which was driven by a reclassification of certain partner fees to other revenue, as well as negative impact from foreign exchange and a shift in product mix.
Advertising and media revenue increased 4% for the three months ended June 30, 2019, compared to the same period in 2018, due to continued growth at Expedia Group Media Solutions, partially offset by a decline in local currency revenue at trivago as well as negative impacts from foreign exchange. Advertising and media revenue decreased 1% for the six months ended June 30, 2019, compared to the same period in 2018, due to a decline in local currency revenue at trivago as well as negative impacts from foreign exchange, partially offset by growth at Expedia Group Media Solutions. All other revenue, which includes car rental, insurance, destination services and fee revenue related to our corporate travel business, increased 5% and 2% for the three and six months ended June 30, 2019, compared to the same periods in 2018, benefiting from the reclassification of certain partner fees from air revenue as well as growth in travel insurance products.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$1,680	$1,532	10%	$3,072	$2,866	7%
Agency	841	777	8%	1,527	1,435	6%
Advertising and media	285	274	4%	549	556	(1)%
Vrbo	347	297	17%	614	531	16%
Total revenue	$3,153	$2,880	9%	$5,762	$5,388	7%
Merchant revenue increased for the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.
Agency revenue increased for the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to the growth in agency hotel and air.
Vrbo revenue increased for the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to growth in transactional revenue of approximately 25% for both periods, partially offset by a decrease of subscription revenue.

Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Customer operations	$235	$226	4%	$473	$447	6%
Credit card processing	135	134	1%	260	258	1%
Data center, cloud and other	152	138	10%	302	280	8%
Total cost of revenue	$522	$498	5%	$1,035	$985	5%
% of revenue	16.6%	17.3%		18.0%	18.3%
Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, fraud and chargebacks, and (3) other costs, primarily including data center and cloud costs to support our websites, supplier operations, destination supply and stock-based compensation.
During the three and six months ended June 30, 2019, the increase in cost of revenue expense, compared to the same periods in 2018, was driven by $14 million and $22 million of higher data center, cloud and other costs primarily due to higher cloud expense, as well as $9 million and $26 million of higher customer operations expenses, primarily related to Expedia Partner Solutions. Cloud expense in cost of revenue during the three and six months ended June 30, 2019 was $37 million and $70 million, compared to $22 million and $45 million for the same periods of 2018.

Selling and Marketing

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Direct costs	$1,382	$1,264	9%	$2,644	$2,503	6%
Indirect costs	275	277	(1)%	548	554	(1)%
Total selling and marketing	$1,657	$1,541	8%	$3,192	$3,057	4%
% of revenue	52.6%	53.5%		55.4%	56.7%
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
Selling and marketing expenses increased $116 million and $135 million during the three and six months ended June 30, 2019, compared to the same periods in 2018, due to higher direct costs of $118 million and $141 million as a result of increases at Brand Expedia, Expedia Partner Solutions and Vrbo, which were partially offset by a decrease at trivago.

Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$215	$198	9%	$424	$402	6%
Depreciation and amortization of technology assets	131	124	6%	264	243	9%
Other	89	78	13%	176	151	16%
Total technology and content	$435	$400	9%	$864	$796	9%
% of revenue	13.8%	13.9%		15.0%	14.8%
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
Technology and content expense increased $35 million and $68 million during the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to higher personnel and overhead of $17 million and $22 million to support our product and technology initiatives, higher depreciation and amortization of technology assets of $7 million and $21 million as well as higher licensing and maintenance expenses for both periods. Cloud expense in technology and content during the three and six months ended June 30, 2019 was $15 million and $28 million, compared to $12 million and $25 million in the same periods of 2018.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$132	$126	5%	$254	$255	—%
Professional fees and other	82	70	17%	151	140	8%
Total general and administrative	$214	$196	9%	$405	$395	3%
% of revenue	6.8%	6.8%		7.0%	7.3%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.
General and administrative expense increased $18 million during the three months ended June 30, 2019, compared to the same period in 2018, primarily driven by an increase in personnel and overhead costs, an increase in stock-based compensation and higher professional fees. General and administrative expense increased $10 million during the six months ended June 30, 2019, compared to the same period in 2018, primarily driven by an increase in stock-based compensation.

Amortization of Intangible Assets

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$52	$72	(28)%	$104	$144	(28)%
Amortization of intangible assets decreased $20 million and $40 million during the three and six months ended June 30, 2019, compared to the same periods in 2018 primarily due to the completion of amortization related to certain intangible assets.
Impairment of Goodwill
During the three months ended June 30, 2018, we recognized a goodwill impairment charge of $61 million related to a reporting unit within our Core OTA segment. See Note 3 – Fair Value Measurements for further information.
Legal Reserves, Occupancy Tax and Other

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$4	$1	216%	$14	$4	182%
% of revenue	0.1%	—%		0.2%	0.1%
Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.

During the second quarter of 2019, we received a $10 million refund of prepaid pay-to-play amounts from the State of Hawaii in connection with the general excise tax litigation resulting in a corresponding benefit during the period, which nets down increases in reserves for other matters.
Restructuring and Related Reorganization Charges
In connection with the centralization and migration of certain operational functions and systems, we recognized $4 million and $14 million in restructuring and related reorganization charges during the three and six months ended June 30, 2019 primarily related to severance and benefits. Based on current plans, which are subject to change, we expect total reorganization charges in 2019 of up to $25 million. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts and exclude any possible future acquisition, or other, integrations.
Operating Income (Loss)

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Operating income (loss)	$265	$111	138%	$134	$(54)	N/A
% of revenue	8.4%	3.9%		2.3%	(1.0)%
Operating income increased for the three months ended June 30, 2019, compared to the same period in 2018 primarily due to a growth in revenue in excess of operating costs. During the six months ended June 30, 2019, we had operating income of $134 million compared to an operating loss of $54 million for same period in 2018, and the change was primarily due to a growth in revenue in excess of operating costs.
Adjusted EBITDA by Segment

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Core OTA	$623	$561	11%	$967	$884	9%
trivago	20	(20)	N/A	44	(48)	N/A
Vrbo	84	78	8%	44	57	(22)%
Egencia	37	30	24%	66	57	17%
Unallocated overhead costs (Corporate)	(196)	(186)	(5)%	(377)	(363)	(4)%
Total Adjusted EBITDA (1)	$568	$463	23%	$744	$587	27%
 ____________________________

(1)	Adjusted EBITDA is a non-GAAP measure. See “Definition and Reconciliation of Adjusted EBITDA” below for more information.
Adjusted EBITDA is our primary segment operating metric. See Note 12 – Segment Information in the notes to the consolidated financial statements for additional information on intersegment transactions, unallocated overhead costs and for a reconciliation of Adjusted EBITDA by segment to net income (loss) attributable to Expedia Group, Inc. for the periods presented above.
Core OTA Adjusted EBITDA increased $62 million and $83 million during the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to an increase of $227 million and $338 million in revenue, partially offset by higher operating expenses, including an increase in direct sales and marketing expense mostly at Brand Expedia and Expedia Partner Solutions.
During the three and six months ended June 30, 2019, trivago’s Adjusted EBITDA was $20 million and $44 million compared to an Adjusted EBITDA loss of $20 million and $48 million for the same periods in 2018 with the change resulting from its continued marketing rationalization efforts. Beginning late in the second quarter of 2018, trivago started focusing on improved profitability and made significant reductions in its advertising spend as a result of this increased focus on reducing operating expenditures.

Vrbo Adjusted EBITDA increased $6 million during the three months ended June 30, 2019, compared to the same period in 2018, due to an increase of $50 million in revenue, partially offset by higher operating expenses mainly related to investments in direct marketing. Vrbo Adjusted EBITDA decreased $13 million during the six months ended June 30, 2019, compared to the same period in 2018, due to higher operating expenses mainly related to investments in direct marketing, partially offset by an increase of $83 million in revenue.
Egencia Adjusted EBITDA increased $7 million and $9 million for the three months ended June 30, 2019, compared to the same periods in 2018, as a result of growth in revenue as well as leverage on operating expenses.
Unallocated overhead costs increased $10 million and $14 million during the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to higher general and administrative expenses.
Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Interest income	$17	$16	3%	$28	$27	3%
Interest expense	(39)	(51)	(23)%	(80)	(102)	(21)%

Interest income for the three and six months ended June 30, 2019 was consistent with the same periods in 2018. Interest expense decreased for the three and six months ended June 30, 2019, compared to the same periods in 2018, as a result of the August 2018 maturity of our $500 million senior unsecured notes.
Other, Net
Other, net is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	($ in millions)
Foreign exchange rate gains (losses), net	$2	$9	$(12)	$7
Gains (losses) on minority equity investments, net	(10)	(98)	12	(61)
Other	—	(1)	12	—
Total other, net	$(8)	$(90)	$12	$(54)
For the six months ended June 30, 2019, other, net included a $12 million gain related to the release of a non-operating liability previously recorded in connection with an acquisition, which was deemed not probable of payment.
Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$48	$(5)	N/A	$7	$(25)	N/A
Effective tax rate	20.4%	33.8%		7.2%	13.7%
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items.
For the three months ended June 30, 2019, the effective tax rate was a 20.4% expense on pre-tax income, compared to 33.8% benefit on a pre-tax loss for the three months ended June 30, 2018. The decrease in the effective rate was primarily due to the impact from a non-deductible goodwill impairment in the prior year quarter and the current year discrete tax benefits, partially offset by an increase in U.S. taxable income.

For the six months ended June 30, 2019, the effective tax rate was a 7.2% expense on pre-tax income, compared to 13.7% benefit on a pre-tax loss for the six months ended June 30, 2018. The decrease in the effective tax rate was primarily driven by discrete tax benefits recognized during 2019.
We are subject to taxation in the United States and various other state and foreign jurisdictions. During 2017, the Internal Revenue Service (“IRS”) issued proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2009 to 2010 audit cycle. On July 12, 2019, we settled the audit for an immaterial impact to the consolidated financial statements. In addition, we are under examination by the IRS for our 2011 through 2013 tax years. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years. During the second quarter of 2019, the IRS issued proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 audit cycle. The proposed adjustments would increase our U.S. taxable income by $751 million, which would result in federal tax of approximately $263 million. We do not agree with the proposed adjustments and are formally protesting the IRS position.
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

The reconciliation of net income (loss) attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Net income (loss) attributable to Expedia Group, Inc.	$183	$1	$80	$(136)
Net (income) loss attributable to non-controlling interests	4	(10)	7	(22)
Provision for income taxes	48	(5)	7	(25)
Total other expense, net	30	125	40	129
Operating income (loss)	265	111	134	(54)
Gain (loss) on revenue hedges related to revenue recognized	8	(1)	11	(4)
Restructuring and related reorganization charges	4	—	14	—
Legal reserves, occupancy tax and other	4	1	14	4
Stock-based compensation	59	50	115	100
Amortization of intangible assets	52	72	104	144
Impairment of goodwill	—	61	—	61
Depreciation	176	169	352	336
Adjusted EBITDA	$568	$463	$744	$587
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $4.9 billion and $2.5 billion at June 30, 2019 and December 31, 2018, and our $2 billion revolving credit facility, which is essentially untapped and expires in May 2023. The revolving credit facility bears interest based on the Company’s credit ratings with the applicable interest rate on drawn amounts at LIBOR plus 125 basis points and the commitment fee on undrawn amounts at 17.5 basis points as of June 30, 2019.
As of June 30, 2019, the total cash and cash equivalents and short-term investments held outside the United States was $884 million ($632 million in wholly-owned foreign subsidiaries and $252 million in majority-owned subsidiaries).
Our credit ratings are periodically reviewed by rating agencies. As of June 30, 2019, Moody’s rating was Ba1 with an outlook of “rating under review,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.
As of June 30, 2019, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%, Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5%, $750 million of registered senior unsecured notes due in February 2026 that bear interest at 5.0% and the $1 billion of registered senior unsecured notes due in February 2028 that bear interest at 3.8%.
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
As of June 30, 2019, we had a deficit in our working capital of $2.9 billion, which is comparable to the deficit of $2.9 billion as of December 31, 2018.
We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, we began our expansion into the cloud computing environment. While our cloud computing expenses have increased and are expected to continue to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to our data centers over time. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Excluding capital expenditures associated with the build out of our new corporate headquarters, we expect total capital expenditures for full year 2019 to increase over 2018 spending levels. For the new headquarters, we expect to spend approximately $900 million. Of the total, approximately $290 million was spent between 2016 and 2018, and $189 million was spent in the first half of 2019. During full year 2019 and 2020, we expect to spend $425 to $475 million and $135 to $185 million, respectively. However, the timing of spend could shift as we progress toward completion of the project.
Our cash flows are as follows:

	Six months ended June 30,
	2019	2018	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$3,287	$2,491	$796
Investing activities	(1,166)	(1,434)	268
Financing activities	34	(456)	490
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	20	(106)	126
For the six months ended June 30, 2019, net cash provided by operating activities increased by $796 million primarily due to an increase in benefits from working capital changes driven mostly from a change in deferred merchant bookings.
For the six months ended June 30, 2019, $268 million less cash was used in investing activities primarily due to lower net purchases of investments of $436 million, partially offset by higher current year capital expenditures, including amounts related to our new corporate headquarters.
For the six months ended June 30, 2019, cash provided by financing activities primarily included $156 million of proceeds from the exercise of options and employee stock purchase plans, partially offset by cash dividend payments of $95 million and treasury stock activity related to the vesting of equity instruments of $29 million. For the six months ended June 30, 2018, cash used in financing activities primarily included cash paid to acquire shares of $426 million, including the repurchased shares under the authorization discussed below, and $91 million of cash dividend payments, partially offset by $67 million of proceeds from the exercise of options and employee stock purchase plans.
During the six months ended June 30, 2018, we repurchased, through open market transactions, 3.7 million shares under share authorizations for a total cost of $409 million, excluding transaction costs. We did not repurchase any shares through open market transactions during the six months ended June 30, 2019. As of June 30, 2019, there were approximately 12.2 million shares remaining under an April 2018 authorization. There is no fixed termination date for the repurchases.

During the first six months of 2019 and 2018, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Six Months Ended June 30, 2019
February 6, 2019	$0.32	March 7, 2019	$47	March 27, 2019
May 1, 2019	$0.32	May 23, 2019	$48	June 13, 2019
Six Months Ended June 30, 2018
February 7, 2018	0.30	March 8, 2018	46	March 28, 2018
April 24, 2018	0.30	May 24, 2018	45	June 14, 2018
In addition, in July 2019, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.34 per share of outstanding common stock payable on September 12, 2019 to stockholders of record as of the close of business on August 22, 2019. Future declarations of dividends are subject to final determination by our Board of Directors.
Foreign exchange rate changes resulted in an increase of our cash and restricted cash balances denominated in foreign currency during the six months ended June 30, 2019 of $20 million reflecting a net appreciation in foreign currencies during the period and higher foreign-denominated cash balances. Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the six months ended June 30, 2018 of $106 million reflecting a net depreciation in foreign currencies during the period.
In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2018. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of June 30, 2019 or December 31, 2018.

Certain Relationships and Related Party Transactions
For a discussion of certain relationships and related party transactions, see Note 11 – Related Party Transactions in the notes to the consolidated financial statements.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three and six months ended June 30, 2019. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
City of San Antonio, Texas Litigation. On June 26, 2019, the district court granted in part the defendant online travel companies’ request for reimbursable costs, awarding the defendants approximately $2.25 million.
Town of Breckenridge, Colorado Litigation. On May 28, 2019, the Colorado Supreme Court affirmed the Court of Appeals’ decision in the defendant online travel companies’ favor, thereby ending the case.
State of Mississippi Litigation. On July 2, 2019, the trial court granted the State of Mississippi’s motion for partial summary judgment and denied the defendant online travel companies’ cross motion for partial summary judgment. The defendant online travel companies filed a motion to alter on July 12, 2019. On July 23, 2019, the defendant online travel companies filed a petition for interlocutory appeal with the Mississippi Supreme Court.
Hawaii (General Excise Tax). During the second quarter of 2019, the State of Hawaii refunded to the Expedia Group companies $10 million of the amounts previously paid by those companies under protest as a condition of appeal with respect to merchant model rental car transactions. The parties also reached a settlement of their dispute with respect to taxation of agency model hotel and rental car transactions. On June 3, 2019, the parties filed a stipulated dismissal of all remaining claims, thereby ending all pending cases as to the Expedia Group companies.
Arizona Cities Litigation. On June 4, 2019, the Arizona Supreme Court heard argument on the parties’ petition/cross-petition for review and the parties await a ruling.
State of Louisiana/City of New Orleans Litigation. On June 24, 2019, the plaintiffs filed a motion for partial summary judgment, which the defendant online travel companies will oppose. A hearing date has tentatively been set, but the defendant online travel companies have moved for a continuance.
Jefferson Parrish, Louisiana Litigation. On June 12, 2019, the court granted in part and denied in part the defendant online travel companies’ motion for judgment on the pleadings.
Miami Dade County, Florida Litigation. On June 17, 2019, the trial court granted in part and denied in part defendants’ motion to dismiss. Thereafter, on June 18, 2019, the plaintiff county filed a second amended complaint. Defendants filed a partial motion to dismiss that complaint on July 12, 2019.
Broward County, Florida Litigation. On June 19, 2019, the court ordered a 90 day stay of the case.
Colorado Department of Revenue Tax Litigation. On July 1, 2019, plaintiff filed a motion for judgment on the pleadings for dismissal of the defendant online travel companies’ statute of limitations defense.
Palm Beach County, Florida Litigation (Ordinance Tax Amendments Challenge). In light of amendments to the county’s tax ordinance passed in June of 2019, the parties filed a stipulation for order of dismissal without prejudice, which the court signed on July 22, 2019, thereby ending the case.

Non-Tax Litigation and Other Legal Proceedings
Other Legal Proceedings
IBM Lawsuit.  On July 24, 2019, the Magistrate Judge issued a Report and Recommendation granting in part and denying in part, without prejudice, certain defendants’ motion to dismiss for improper venue.
Fee Disclosure Class Actions. On June 10, 2019, the district court granted defendants’ motion to compel arbitration in the Church action and dismissed the case. On July 22, 2019, the district court granted in part and denied in part defendants’ motion to dismiss in the Woodell action.
Teamsters Union Local No. 142 Pension Fund v. Barry Diller, et al., On June 26, 2019, a purported stockholder brought an action in the Delaware Court of Chancery against the Company and all current and one former member of the Company’s board of directors that seeks class action status on behalf of all of the Company’s stockholders. The action alleges, among other things, that the individual defendants wrongfully caused the Company to enter into certain agreements with Mr. Diller, the

Company’s Executive Chairman, in connection with the Company’s proposed acquisition of Liberty Expedia Holdings, Inc. While plaintiff has not sought to block the closing of the acquisition, the action seeks to undo certain aspects of the acquisition agreements, including by seeking an order converting high vote Class B common stock of Expedia Group transferred to or acquired by Mr. Diller under the terms of those agreements into low vote common stock of Expedia Group. On July 24, 2019, a second purported stockholder, Tova Plaut, filed a substantially similar complaint in the Delaware Court of Chancery asserting substantially the same claims as those in the Teamsters complaint against the same Defendants based on substantially similar factual allegations.
Steamfitters Local 449 v. Barry Diller, et al.,  On July 24, 2019, a purported stockholder filed a lawsuit in the Delaware Court of Chancery asserting both direct claims on behalf of a putative class of Company shareholders and derivative claims on behalf of the Company against current and former directors and officers of the Company (the “Individual Defendants”) and The Diller-von Furstenberg Foundation. The Company was named as a nominal defendant. The action asserts claims for breach of fiduciary duty, unjust enrichment and declaratory relief alleging, among other things, that the Individual Defendants wrongfully caused the Company to enter into certain agreements with Mr. Diller, the Company’s Executive Chairman, in connection with the Company’s proposed acquisition of Liberty Expedia Holdings, Inc. Plaintiff does not seek to block the closing of the acquisition, but does seek, inter alia, an order declaring that Mr. Diller has no contractual right to obtain high vote Class B common stock of Expedia Group in connection with the acquisition or to prevent the acquisition from taking place in the absence of his agreements with the Company in this regard, as well as monetary damages.

Competition and Consumer Matters
For a discussion of certain competition and consumer protection matters see Note 10 – Commitments and Contingencies - Legal Proceedings - Competition and Consumer Matters in the notes to consolidated financial statements.

Part II. Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as in the section entitled “Risk Factors” in the Registration Statement on Form S-4/A (Registration No. 333-231164) filed by Expedia Group with the SEC on June 21, 2019, which could materially affect our business, financial condition or future results. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

July 25, 2019	Expedia Group, Inc.

	By:	/s/ Alan Pickerill
Alan Pickerill
Chief Financial Officer