Form 10-Q
period 2019-09-30
Expedia Group, Inc.
filed 2019-11-07
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-37429

EXPEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2705720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1111 Expedia Group Way W.
Seattle, WA 98119
(Address of principal executive office) (Zip Code)
(206) 481-7200
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
Expedia Group, Inc. 2.500% Senior Notes due 2022	EXPE22	New York Stock Exchange
The number of shares outstanding of each of the registrant’s classes of common stock as of October 25, 2019 was:

Common stock, $0.0001 par value per share	139,362,820	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended September 30, 2019

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenue	$3,558	$3,276	$9,320	$8,664
Costs and expenses:
Cost of revenue (1)	569	504	1,604	1,489
Selling and marketing (1)	1,660	1,501	4,852	4,558
Technology and content (1)	440	404	1,304	1,200
General and administrative (1)	217	202	622	597
Amortization of intangible assets	50	71	154	215
Impairment of goodwill	—	—	—	61
Legal reserves, occupancy tax and other	11	(78)	25	(74)
Restructuring and related reorganization charges	2	—	16	—
Operating income	609	672	743	618
Other income (expense):
Interest income	17	34	45	61
Interest expense	(40)	(47)	(120)	(149)
Other, net	(25)	(47)	(13)	(101)
Total other expense, net	(48)	(60)	(88)	(189)
Income before income taxes	561	612	655	429
Provision for income taxes	(154)	(81)	(161)	(56)
Net income	407	531	494	373
Net (income) loss attributable to non-controlling interests	2	(6)	(5)	16
Net income attributable to Expedia Group, Inc.	$409	$525	$489	$389

Earnings per share attributable to Expedia Group, Inc. available to common stockholders
Basic	$2.77	$3.51	$3.30	$2.59
Diluted	2.71	3.43	3.24	2.54
Shares used in computing earnings per share (000's):
Basic	147,232	149,482	148,052	150,450
Diluted	150,635	153,153	150,912	153,404
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$3	$3	$9	$8
Selling and marketing	11	11	34	34
Technology and content	18	15	56	46
General and administrative	28	25	76	66

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$407	$531	$494	$373
Currency translation adjustments, net of tax(1)	(58)	(14)	(56)	(63)
Comprehensive income	349	517	438	310
Less: Comprehensive income (loss) attributable to non-controlling interests	(18)	3	(13)	(29)
Comprehensive income attributable to Expedia Group, Inc.	$367	$514	$451	$339

(1)
Currency translation adjustments include tax expense of $7 million and $8 million associated with net investment hedges for the three and nine months ended September 30, 2019 and tax expense of $1 million and $6 million for the three and nine months ended September 30, 2018.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares which are reflected in thousands and par value)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,797	$2,443
Restricted cash and cash equivalents	447	259
Short-term investments	658	28
Accounts receivable, net of allowance of $43 and $34	2,684	2,151
Income taxes receivable	62	24
Prepaid expenses and other current assets	321	292
Total current assets	7,969	5,197
Property and equipment, net	2,090	1,877
Operating lease right-of-use assets	495	—
Long-term investments and other assets	770	778
Deferred income taxes	110	69
Intangible assets, net	1,843	1,992
Goodwill	8,104	8,120
TOTAL ASSETS	$21,381	$18,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,813	$1,699
Accounts payable, other	965	788
Deferred merchant bookings	5,642	4,327
Deferred revenue	381	364
Income taxes payable	100	74
Accrued expenses and other current liabilities	932	808
Current maturities of long-term debt	749	—
Total current liabilities	10,582	8,060
Long-term debt, excluding current maturities	4,170	3,717
Deferred income taxes	60	69
Operating lease liabilities	443	—
Other long-term liabilities	354	506
Redeemable non-controlling interests	33	30
Commitments and contingencies
Stockholders’ equity:
Common stock $.0001 par value	—	—
Authorized shares: 1,600,000
Shares issued: 256,276 and 231,493; Shares outstanding: 139,967 and 134,334
Class B common stock $.0001 par value	—	—
Authorized shares: 400,000
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 12,800
Additional paid-in capital	12,882	9,549
Treasury stock - Common stock and Class B, at cost	(9,290)	(5,742)
Shares: 123,586 and 97,159
Retained earnings	850	517
Accumulated other comprehensive income (loss)	(258)	(220)
Total Expedia Group, Inc. stockholders’ equity	4,184	4,104
Non-redeemable non-controlling interests	1,555	1,547
Total stockholders’ equity	5,739	5,651
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,381	$18,033
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Operating activities:
Net income	$494	$373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	530	507
Amortization of stock-based compensation	175	154
Amortization of intangible assets	154	215
Impairment of goodwill	—	61
Deferred income taxes	(58)	(281)
Foreign exchange loss on cash, restricted cash and short-term investments, net	40	94
Realized gain on foreign currency forwards	(4)	(34)
Loss on minority equity investments, net	13	100
Other	(16)	27
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(543)	(416)
Prepaid expenses and other assets	—	(12)
Accounts payable, merchant	119	42
Accounts payable, other, accrued expenses and other liabilities	207	171
Tax payable/receivable, net	(6)	141
Deferred merchant bookings	1,305	957
Deferred revenue	16	21
Net cash provided by operating activities	2,426	2,120
Investing activities:
Capital expenditures, including internal-use software and website development	(864)	(634)
Purchases of investments	(1,283)	(1,714)
Sales and maturities of investments	635	1,692
Acquisitions, net of cash and restricted cash acquired	80	(40)
Other, net	3	41
Net cash used in investing activities	(1,429)	(655)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	1,235	—
Payment of long-term debt	—	(500)
Payment of Liberty Expedia Exchangeable Debentures	(400)	—
Purchases of treasury stock	(352)	(620)
Proceeds from issuance of treasury stock	—	31
Payment of dividends to stockholders	(145)	(138)
Proceeds from exercise of equity awards and employee stock purchase plan	277	138
Other, net	(8)	(65)
Net cash provided by (used in) financing activities	607	(1,154)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(62)	(119)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	1,542	192
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	2,705	2,917
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$4,247	$3,109
Supplemental cash flow information
Cash paid for interest	$156	$196
Income tax payments, net	216	188
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended September 30, 2018	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30, 2018	230,158,642	$—	12,799,999	$—	$9,331	93,379,790	$(5,248)	$74	$(190)	$1,585	$5,552
Net income (loss) (excludes $1 of net loss attributable to redeemable non-controlling interest)								525		7	532
Other comprehensive income (loss), net of taxes									(12)	(2)	(14)
Payment of dividends to stockholders (declared at $0.32 per share)								(47)			(47)
Proceeds from exercise of equity instruments and employee stock purchase plans	880,328	—			71						71
Treasury stock activity related to vesting of equity instruments						15,315	(1)				(1)
Common stock repurchases						1,493,520	(193)				(193)
Issuance of treasury stock					27	(269,646)	4				31
Purchase of remaining interest in Air Asia					(5)					(57)	(62)
Other changes in ownership of non-controlling interests					(2)					8	6
Stock-based compensation expense					54						54
Other					—		(1)	(1)			(2)
Balance as of September 30, 2018	231,038,970	$—	12,799,999	$—	$9,476	94,618,979	$(5,439)	$551	$(202)	$1,541	$5,927

Nine months ended September 30, 2018	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2017	228,467,355	$—	12,799,999	$—	$9,163	89,528,255	$(4,822)	$331	$(149)	$1,606	$6,129
Net income (loss) (excludes $0 of net loss attributable to redeemable non-controlling interest)								389		(16)	373
Other comprehensive income (loss), net of taxes									(50)	(13)	(63)
Payment of dividends to stockholders (declared at $0.92 per share)								(138)			(138)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,396,575	—			138						138
Withholding taxes for stock options					(2)						(2)
Issuance of common stock in connection with acquisitions	175,040	—			—						—
Treasury stock activity related to vesting of equity instruments						165,577	(18)				(18)
Common stock repurchases						5,194,793	(602)				(602)
Issuance of treasury stock					27	(269,646)	4				31
Purchase of remaining interest in Air Asia					(5)					(57)	(62)
Other changes in ownership of non-controlling interests					(2)					21	19
Impact of adoption of new accounting guidance					—			(31)	(3)		(34)
Stock-based compensation expense					157						157
Other					—		(1)	—			(1)
Balance as of September 30, 2018	231,038,970	$—	12,799,999	$—	$9,476	94,618,979	$(5,439)	$551	$(202)	$1,541	$5,927

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended September 30, 2019	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30, 2019	234,102,186	$—	12,799,999	$—	$9,821	97,384,212	$(5,771)	$508	$(216)	$1,565	$5,907
Net income (loss) (excludes $2 of net loss attributable to redeemable non-controlling interest)								409		—	409
Other comprehensive income (loss), net of taxes									(42)	(16)	(58)
Payment of dividends to stockholders (declared at $0.34 per share)								(50)			(50)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,428,632	—			121						121
Treasury stock activity related to vesting of equity instruments						23,791	(2)				(2)
Liberty Expedia Holdings transaction	20,745,181				2,883	23,876,671	(3,217)				(334)
Common stock repurchases						2,300,944	(300)				(300)
Adjustment to the fair value of redeemable non-controlling interests								(17)			(17)
Other changes in ownership of non-controlling interests					—					6	6
Stock-based compensation expense					58						58
Other					(1)						(1)
Balance as of September 30, 2019	256,275,999	$—	12,799,999	$—	$12,882	123,585,618	$(9,290)	$850	$(258)	$1,555	$5,739

Nine months ended September 30, 2019	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2018	231,492,986	$—	12,799,999	$—	$9,549	97,158,586	$(5,742)	$517	$(220)	$1,547	$5,651
Net income (loss) (excludes $2 of net loss attributable to redeemable non-controlling interest)								489		7	496
Other comprehensive income (loss), net of taxes									(38)	(18)	(56)
Payment of dividends to stockholders (declared at $0.98 per share)								(145)			(145)
Proceeds from exercise of equity instruments and employee stock purchase plans	4,037,832	—			277						277
Withholding taxes for stock options					(2)						(2)
Treasury stock activity related to vesting of equity instruments						249,417	(31)				(31)
Liberty Expedia Holdings transaction	20,745,181				2,883	23,876,671	(3,217)				(334)
Common stock repurchases						2,300,944	(300)				(300)
Adjustment to the fair value of redeemable non-controlling interests								(17)			(17)
Other changes in ownership of non-controlling interests					(3)					19	16
Impact of adoption of new accounting guidance								6			6
Stock-based compensation expense					177						177
Other					1						1
Balance as of September 30, 2019	256,275,999	$—	12,799,999	$—	$12,882	123,585,618	$(9,290)	$850	$(258)	$1,555	$5,739
See accompanying notes.

Notes to Consolidated Financial Statements
September 30, 2019
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
Revenue
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2018, $3.627 billion of cash advance cash payments was reported within deferred merchant bookings, $3.291 billion of which was recognized resulting in $464 million of revenue during the nine months ended September 30, 2019. At September 30, 2019, the related balance was $4.886 billion.
At December 31, 2018, $700 million of deferred loyalty rewards was reported within deferred merchant bookings, $624 million of which was recognized within revenue during the nine months ended September 30, 2019. At September 30, 2019, the related balance was $756 million.
Deferred Revenue. At December 31, 2018, $364 million was recorded as deferred revenue, $312 million of which was recognized as revenue during the nine months ended September 30, 2019. At September 30, 2019, the related balance was $381 million.
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

	September 30, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$3,797	$2,443
Restricted cash and cash equivalents	447	259
Restricted cash included within long-term investments and other assets	3	3
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flow	$4,247	$2,705

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
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$26	$26	$—
Time deposits	1,028	—	1,028
Derivatives:
Foreign currency forward contracts	20	—	20
Investments:
Time deposits	647	—	647
Marketable equity securities	109	109	—
Total assets	$1,830	$135	$1,695
Financial assets measured at fair value on a recurring basis as of December 31, 2018 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$35	$35	$—
Time deposits	624	—	624
Derivatives:
Foreign currency forward contracts	22	—	22
Investments:
Time deposits	28	—	28
Marketable equity securities	119	119	—
Total assets	$828	$154	$674

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of September 30, 2019 and December 31, 2018, our cash and cash equivalents consisted primarily of prime institutional money market funds with maturities of three months or less, time deposits as well as bank account balances.
We also hold time deposit investments with financial institutions. Time deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.
Our marketable equity securities consist of our investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the nine months ended September 30, 2019 and 2018, we recognized a loss of approximately $10 million and $102 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not

Notes to Consolidated Financial Statements – (Continued)

qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of September 30, 2019, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $3.9 billion. We had a net forward asset of $20 million recorded in prepaid expenses and other current assets as of September 30, 2019 and $22 million as of December 31, 2018. We recorded $15 million and $3 million in net gains from foreign currency forward contracts during the three months ended September 30, 2019 and 2018 as well as $3 million and $51 million in net gains during the nine months ended September 30, 2019 and 2018.
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
Goodwill. During the nine months ended September 30, 2018, we recognized a goodwill impairment charge of $61 million related to our Core OTA segment, which resulted from sustained under-performance and a less optimistic outlook related to one of our reporting units. As a result, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill for that reporting unit as of June 30, 2018 in which we compared the fair value of the reporting unit to its carrying value. The fair value was estimated based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our assumptions were based on the actual historical performance of the reporting unit and took into account a recent weakening of operating results and implied risk premiums based on market prices of our equity and debt as of the assessment date. Our significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the nine months ended September 30, 2018. As of December 31, 2018, the applicable reporting unit had no remaining goodwill.
Minority Investments without Readily Determinable Fair Values. As of September 30, 2019 and December 31, 2018, the carrying values of our minority investments without readily determinable fair values totaled $467 million and $476 million. During the three and nine months ended September 30, 2019 and 2018, we had no material gains or losses recognized related to these minority investments.
Note 4 – Debt
The following table sets forth our outstanding debt:

	September 30, 2019	December 31, 2018
	(In millions)
5.95% senior notes due 2020	$749	$748
2.5% (€650 million) senior notes due 2022	708	740
4.5% senior notes due 2024	496	496
5.0% senior notes due 2026	743	742
3.8% senior notes due 2028	992	991
3.25% senior notes due 2030	1,231	—
Long-term debt(1)	4,919	3,717
Current maturities of long-term debt	(749)	—
Long-term debt, excluding current maturities	$4,170	$3,717

_______________

(1)	Net of applicable discounts and debt issuance costs.
Long-term Debt
Our $750 million in registered senior unsecured notes outstanding at September 30, 2019 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the

Notes to Consolidated Financial Statements – (Continued)

5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our Euro 650 million in registered senior unsecured notes outstanding at September 30, 2019 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.
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
Our $500 million in registered senior unsecured notes outstanding at September 30, 2019 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $750 million in registered senior unsecured notes outstanding at September 30, 2019 are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $1 billion in registered senior unsecured notes outstanding at September 30, 2019 are due in February 2028 and bear interest at 3.8% (the “3.8% Notes”). The 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 3.8% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.8% Notes prior to November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.8% Notes on or after November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
In September 2019, we privately placed $1.25 billion of senior unsecured notes that are due in February 2030 and bear interest at 3.25% (the “3.25% Notes”). The 3.25% Notes were issued at 99.225% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning February 15, 2020. We may redeem the 3.25% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.25% Notes prior to November 15, 2029, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.25% Notes on or after November 15, 2029, we may redeem them at a redemption price of 100% of the principal plus accrued interest. We also entered into a registration rights agreement with respect to the 3.25% Notes, under which we agreed to use commercially reasonable best efforts to file a registration statement to permit the exchange of the 3.25% Notes for registered notes having the same financial terms and covenants as the 3.25% Notes, and cause such registration statement to become effective and complete the related exchange offer within 365 days of the issuance of the 3.25% Notes. If we fail to satisfy certain of its obligations under the registration rights agreement, we will be required to pay additional interest of 0.25% per annum to the holders of the 3.25% Notes until such registrations right default is cured.
The 5.95%, 2.5%, 4.5%, 5.0%, 3.8% and 3.25% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. For further information, see Note 14 – Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $25

Notes to Consolidated Financial Statements – (Continued)

million and $65 million as of September 30, 2019 and December 31, 2018. The Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.
The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	September 30, 2019	December 31, 2018
	(In millions)
5.95% senior notes due 2020	$774	$778
2.5% (€650 million) senior notes due 2022 (1)	753	771
4.5% senior notes due 2024	543	504
5.0% senior notes due 2026	846	760
3.8% senior notes due 2028	1,050	915
3.25% senior notes due 2030	1,251	—

_______________

(1)	Approximately 688 million Euro as of September 30, 2019 and 674 million Euro as of December 31, 2018.
Credit Facility
Expedia Group maintains a $2 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia Group subsidiaries that are the same as under the Notes and expires in May 2023. As of September 30, 2019 and December 31, 2018, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 112.5 basis points and the commitment fee on undrawn amounts at 15 basis points as of September 30, 2019. The facility contains covenants including maximum leverage and minimum interest coverage ratios.
The amount of stand-by letters of credit (“LOC”) issued under the facility reduces the credit amount available. As of September 30, 2019 and December 31, 2018, there was $15 million of outstanding stand-by LOCs issued under the facility.
In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia Group, that may be terminated at any time by the lender. As of September 30, 2019 and December 31, 2018, there were no borrowings outstanding.
Note 5 – Leases
We have operating leases for office space and data centers. Our leases have remaining lease terms of one year to 19 years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one year.
Operating lease costs were $38 million and $114 million for the three and nine months ended September 30, 2019.
Supplemental cash flow information related to leases were as follows:

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40	$113
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	16	43

Notes to Consolidated Financial Statements – (Continued)

Supplemental consolidated balance sheet information related to leases were as follows:

September 30, 2019
(in millions)
Operating lease right-of-use assets	$495

Current lease liabilities included within Accrued expenses and other current liabilities	$101
Long-term lease liabilities included within Operating lease liabilities	443
Total operating lease liabilities	$544

Weighted average remaining lease term	8.8 years
Weighted average discount rate	3.8%

Maturities of lease liabilities are as follows:

Operating Leases
(in millions)
Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$31
2020	115
2021	96
2022	76
2023	56
2024 and thereafter	274
Total lease payments	648
Less: imputed interest	(104)
Total	$544

As of September 30, 2019, we have additional operating lease payments, primarily for corporate offices, that have not yet commenced of approximately $203 million. These operating leases will commence between October 2019 and April 2021 with lease terms of 1 year to 11 years.
Note 6 – Stockholders’ Equity
Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Nine Months Ended September 30, 2019
February 6, 2019	$0.32	March 7, 2019	$47	March 27, 2019
May 1, 2019	0.32	May 23, 2019	48	June 13, 2019
July 24, 2019	0.34	August 22, 2019	50	September 12, 2019
Nine Months Ended September 30, 2018
February 7, 2018	0.30	March 8, 2018	46	March 28, 2018
April 24, 2018	0.30	May 24, 2018	45	June 14, 2018
July 23, 2018	0.32	August 23, 2018	47	September 13, 2018

In addition, in November 2019, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.34 per share of outstanding common stock payable on December 12, 2019 to stockholders of record as of the close of business on November 19, 2019. Future declarations of dividends are subject to final determination by our Board of Directors.

Notes to Consolidated Financial Statements – (Continued)

Treasury Stock
As of September 30, 2019, the Company’s treasury stock was comprised of approximately 116.3 million common stock and 7.3 million Class B shares. As of December 31, 2018, the entire treasury stock balance of 97.2 million shares was common stock.
Share Repurchases. In April 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to an additional 15 million shares of our common stock. During the nine months ended September 30, 2019, we repurchased, through open market transactions, 2.3 million shares under these authorizations for the total cost of $300 million, excluding transaction costs, representing an average repurchase price of $130.30 per share. As of September 30, 2019, there were approximately 9.9 million shares remaining under the 2018 repurchase authorization. There is no fixed termination date for the repurchases. Subsequent to the end of the third quarter of 2019, we repurchased an additional 0.9 million shares for a total cost of $118 million, excluding transaction costs, representing an average purchase price of $135.58 per share.

For information related to shares repurchased as part of the Liberty Expedia Holdings transaction, see Note 11 – Liberty Expedia Holdings Transaction and Note 12 – Related Party Transactions.
Accumulated Other Comprehensive Loss
The balance of accumulated other comprehensive loss as of September 30, 2019 and December 31, 2018 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at September 30, 2019 of $2 million ($2 million before tax) and $27 million ($35 million before tax) at December 31, 2018 associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 4 – Debt for more information.
Note 7 – Earnings Per Share
The following table presents our basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions, except share and per share data)
Net income attributable to Expedia Group, Inc.	$409	$525	$489	$389
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$2.77	$3.51	$3.30	$2.59
Diluted	2.71	3.43	3.24	2.54
Weighted average number of shares outstanding (000's):
Basic	147,232	149,482	148,052	150,450
Dilutive effect of:
Options to purchase common stock	2,336	2,866	2,074	2,396
Other dilutive securities	1,067	805	786	558
Diluted	150,635	153,153	150,912	153,404

Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and nine months ended September 30, 2019, approximately 2 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three and nine ended September 30, 2018, approximately 5 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.

Notes to Consolidated Financial Statements – (Continued)

Note 8 – Restructuring and Related Reorganization Charges
In connection with the centralization and migration of certain operational functions and systems, we recognized $2 million and $16 million in restructuring and related reorganization charges during the three and nine months ended September 30, 2019. The charges primarily related to severance and benefits and approximately $13 million were unpaid as of September 30, 2019. Based on current plans, which are subject to change, we expect total reorganization charges in 2019 of up to $25 million. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts and exclude any possible future acquisition, or other, integrations.
Note 9 – Income Taxes
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items.
For the three months ended September 30, 2019, the effective tax rate was 27.4% expense on pre-tax income, compared to 13.3% expense on pre-tax income for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the effective tax rate was 24.5% expense on pre-tax income, compared to 13.1% expense on pre-tax income for the nine months ended September 30, 2018. The increase in the effective tax rate for both periods was primarily driven by an increase in U.S. federal and state taxable income.
We are subject to taxation in the United States and various other state and foreign jurisdictions. During 2017, the Internal Revenue Service (“IRS”) issued proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2009 to 2010 audit cycle. On July 12, 2019, we settled the audit for an immaterial impact to the consolidated financial statements. In addition, we are under examination by the IRS for our 2011 through 2013 tax years. During the fourth quarter of 2019, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 audit cycle. The proposed adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million subject to interest. We do not agree with the position of the IRS and are formally protesting the IRS position. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years.
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
Litigation Relating to Occupancy Taxes. One hundred one lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Eleven lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-seven of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-three dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $66 million and $46 million as of September 30, 2019 and December 31, 2018, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.

Notes to Consolidated Financial Statements – (Continued)

Pay-to-Play. Certain jurisdictions may assert that we are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances. This prepayment of contested taxes is referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. For example, on September 13, 2018, the City of San Francisco refunded all pay-to-play payments previously made by Expedia Group companies, along with accumulated interest. The $78 million refund was recorded as a gain within legal reserves, occupancy tax and other in the consolidated statements of operations and $19 million of accumulated interest to interest income during the three months ended September 30, 2018.
We are in various stages of inquiry or audit with domestic and foreign tax authorities, some of which, including in the City of Los Angeles regarding hotel occupancy taxes and in the United Kingdom regarding the application of value added tax (“VAT”) to our European Union related transactions as discussed below, may impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.
The ultimate resolution of these contingencies may be greater or less than any pay-to-play payments made.
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

Notes to Consolidated Financial Statements – (Continued)

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

Notes to Consolidated Financial Statements – (Continued)

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
On June 28, 2018, the CMA announced that it will be requiring hotel booking websites to take action to address concerns identified in the course of its ongoing investigation. After consulting with the CMA, on January 31, 2019, we agreed to offer certain voluntary undertakings with respect to the presentation of information on certain of our UK consumer-facing websites in order to address the CMA’s concerns. On February 4, 2019, the CMA confirmed that, as a result of the undertakings offered, it has closed its investigation without any admission or finding of liability. The undertakings become effective on September 1, 2019. On October 21, 2019, the Italian Competition Authority announced that it had accepted Expedia’s voluntary undertakings with respect to the presentation of information on its Italian website and closed the proceedings against Expedia without any admission or finding of liability. The undertakings became effective on September 1, 2019.
On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian consumer law relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site and trivago’s strike-through pricing practice. A trial took place and the parties await a ruling; an appropriate reserve has been accrued in respect of this matter.
We are cooperating with regulators in the investigations described above where applicable, but we are unable to predict what, if any, effect such actions will have on our business, industry practices or online commerce more generally. Other than described above, we have not accrued a reserve in connection with the market studies, investigations, inquiries or legal proceedings described above either because the likelihood of an unfavorable outcome is not probable, or the amount of any loss is not estimable.
Note 11 – Liberty Expedia Holdings Transaction
On July 26, 2019, Expedia Group acquired all of the outstanding shares of Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”) in a transaction in which the outstanding shares of Liberty Expedia Holdings’ Series A common stock and Series B common stock were exchanged for newly issued shares of common stock of Expedia Group with a fair value of $2.9 billion, assumption of $400 million in debt and $15 million of cash. We accounted for the acquired Liberty Expedia Holdings assets and liabilities, except for the Expedia Group shares repurchased, as a business combination. We accounted for the exchanged Expedia Group shares held by Liberty Expedia Holdings as a share repurchase for consideration of $3.2 billion. As a result of this transaction, Expedia Group’s shares outstanding were reduced by approximately 3.1 million shares. The fair value of the assets and liabilities acquired in the business combination was $91 million, which was primarily comprised of $78 million of cash and $10 million of a trade name definite lived intangible asset related to Bodybuilding.com. Bodybuilding.com is primarily an Internet retailer of dietary supplements, sports nutrition products, and other health and wellness products. No goodwill was recorded for the portion of the transaction accounted for as a business combination.
In connection with the Liberty Expedia Holdings transaction, a wholly-owned subsidiary of Expedia Group, Inc. (“Merger LLC”) assumed the obligations of Liberty Expedia Holdings with respect to the $400 million aggregate outstanding principal amount of 1.0% Exchangeable Senior Debentures due 2047 issued by Liberty Expedia Holdings (the “Exchangeable Debentures”) and the indenture governing the Exchangeable Debentures. Also in connection with the Liberty Expedia Holdings transaction, Liberty Expedia Holdings delivered a notice of redemption with respect to the Exchangeable Debentures, pursuant to which Merger LLC would redeem all of the Exchangeable Debentures at a redemption price, in cash, equal to the sum of (i) the adjusted principal amount of such Exchangeable Debentures, (ii) any accrued and unpaid interest on such Exchangeable Debentures to the redemption date, and (iii) any final period distribution on such Exchangeable Debentures (subject to the right of holders of the Exchangeable Debentures to exchange such Exchangeable Debentures for equity of Expedia Group, Inc. or, at Merger LLC’s election, cash or a combination of such equity and cash). On August 26, 2019, Merger LLC redeemed all of the Exchangeable Debentures in exchange for a total payment of approximately $401 million (with no holders of the Exchangeable Debentures electing to exchange).
The purchase price allocation was based on preliminary valuations of the assets acquired and the liabilities assumed and are subject to revision. Bodybuilding.com was consolidated into our financial statements starting on the acquisition date and we have recognized a related $24 million in revenue and $3 million in operating losses for the three and nine months ended

Notes to Consolidated Financial Statements – (Continued)

September 30, 2019, which are included within Corporate and Eliminations in our segment footnote. Pro forma financial information has not been presented as, absent Liberty Expedia Holdings’ goodwill impairment related to Bodybuilding.com during the year ended December 31, 2018, such pro forma information would not be materially different from historical results.
For information related to Liberty Expedia Holdings transaction, see Note 12 – Related Party Transactions.
Note 12 – Related Party Transactions
Mr. Diller is the Chairman and Senior Executive of Expedia Group. Certain relationships between Mr. Diller and the Company in connection with the Liberty Expedia Transaction (as defined below) are described below.
Prior to the closing of the Liberty Expedia Transaction on July 26, 2019, Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”) and its subsidiaries held 11,076,672 shares of Expedia Group common stock and 12,799,999 shares of Expedia Group Class B common stock, which shares represented approximately 53% of the total voting power of all shares of Expedia Group common stock and Class B common stock, based on a total of 136,832,712 shares of Expedia Group common stock and 12,799,999 shares of Class B common stock outstanding as of July 12, 2019. Pursuant to an Amended and Restated Stockholders Agreement between Liberty Expedia and Mr. Diller (as amended as of November 4, 2016, the “Stockholders Agreement”), Mr. Diller generally had the right to vote all shares of Expedia Group common stock and Class B common stock held by Liberty Expedia Holdings and its subsidiaries (the “Diller Proxy”). As described below, the Stockholders Agreement, including the Diller Proxy, was terminated on July 26, 2019, upon the closing of the Liberty Expedia Transaction.
Merger Agreement
On April 15, 2019, Expedia Group entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of June 5, 2019, the “Merger Agreement”) with Liberty Expedia Holdings, LEMS I LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger LLC”), and LEMS II Inc., a Delaware corporation and a wholly owned subsidiary of Merger LLC (“Merger Sub”) and certain other related agreements (the transactions contemplated by the Merger Agreement and related agreements, the “Liberty Expedia Transaction”). The Merger Agreement provided for, among other things and subject to the satisfaction or waiver of certain specified conditions set forth therein, (i) the merger of Merger Sub with and into Liberty Expedia Holdings (the “Merger”), with Liberty Expedia Holdings surviving the Merger as a wholly owned subsidiary of Merger LLC, and (ii) immediately following the Merger, the merger of Liberty Expedia Holdings (as the surviving corporation in the Merger) with and into Merger LLC (the “Upstream Merger”, and together with the Merger, the “Combination”), with Merger LLC surviving the Upstream Merger as a wholly owned subsidiary of the Company.
On July 26, 2019, the Combination was completed. At the effective time of the Merger (the “Effective Time”), each share of Series A common stock, par value $0.01 per share, of Liberty Expedia Holdings (the “Liberty Expedia Series A common stock”) and each share of Series B common stock, par value $0.01 per share, of Liberty Expedia Holdings (the “Liberty Expedia Series B common stock”) issued and outstanding immediately prior to the Effective Time (except for shares held by Liberty Expedia Holdings as treasury stock or held directly by Expedia Group) was converted into the right to receive a number of shares of Expedia Group common stock such that each holder of record of shares of Liberty Expedia Series A common stock or Liberty Expedia Series B common stock had the right to receive, in the aggregate, a number of shares of Expedia Group common stock equal to the product of the total number of shares of such series of Liberty Expedia Series A common stock and Liberty Expedia Series B common stock held of record by such holder immediately prior to the Merger multiplied by an exchange ratio equal to 0.36, with such product rounded up to the next whole share of Expedia Group common stock. The aggregate consideration payable in the Combination was approximately 20.7 million shares of Expedia Group common stock.
Voting Agreement
In connection with the transactions contemplated by the Merger Agreement, John C. Malone and Leslie Malone (together, the “Malone Group”) entered into a voting agreement (the “Voting Agreement”) with the Company on April 15, 2019, pursuant to which, at the July 26, 2019 meeting of the Liberty Expedia Holdings stockholders at which the Merger was approved, the Malone Group voted shares of Liberty Expedia common stock representing approximately 32% of the total voting power of the issued and outstanding shares of Liberty Expedia Holdings common stock as of April 30, 2019, as reported in Liberty Expedia Holdings’ Definitive Proxy Statement on Schedule 14A filed on June 26, 2019, in favor of the Merger Agreement and the transactions contemplated thereby.
Exchange Agreement
Simultaneously with the entry into the Merger Agreement, Mr. Diller, The Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation (the “Family Foundation”), Liberty Expedia Holdings and the Company entered into an Exchange Agreement (the “Exchange Agreement,” the rights contemplated by which and by the New Governance Agreement (as defined below) were agreed by Mr. Diller to be deemed to be in recognition and in lieu of Mr. Diller’s existing rights under the Former Governance Agreement (as defined below) and the Stockholders Agreement (as defined above)), pursuant to which

Notes to Consolidated Financial Statements – (Continued)

on July 26, 2019, immediately prior to the closing of the Combination, Mr. Diller and the Family Foundation exchanged with Liberty Expedia Holdings 5,523,452 shares of Expedia Group common stock for the same number of shares of Expedia Group Class B common stock held by Liberty Expedia Holdings (the shares of Class B common stock acquired by Mr. Diller and the Family Foundation pursuant to the Exchange Agreement, collectively referred to as the “Original Shares”). The Original Shares represent approximately 28% of the total voting power of all shares of Expedia Group common stock and Class B common stock, based on approximately 140 million shares of Expedia Group common stock and approximately 5.5 million shares of Class B common stock outstanding as of September 30, 2019.
Former Governance Agreement
During 2018 through July 26, 2019, Liberty Expedia Holdings (as assignee of Qurate Retail, Inc. (“Qurate”)) was a party to the Amended and Restated Governance Agreement, dated as of December 20, 2011, as amended, among the Company, Liberty Expedia Holdings and Mr. Diller (the “Former Governance Agreement”), pursuant to which Liberty Expedia Holdings had the right to nominate up to a number of directors equal to 20% of the total number of the directors on the Board (rounded up to the next whole number if the number of directors on the Board were not an even multiple of five) and had certain rights regarding committee participation, so long as Liberty Expedia Holdings satisfied certain stock ownership requirements. The Former Governance Agreement was terminated on July 26, 2019 upon the closing of the Liberty Expedia Transaction, at which time, pursuant to the Merger Agreement, each of the three directors serving on the Expedia Group Board of Directors who were nominated by Liberty Expedia Holdings resigned from the Board.
New Governance Agreement
Simultaneously with the entry into the Merger Agreement, the Company and Mr. Diller entered into a Second Amended and Restated Governance Agreement (the “New Governance Agreement,” the rights contemplated by which and by the Exchange Agreement (as defined above) were agreed by Mr. Diller to be deemed to be in recognition and in lieu of Mr. Diller’s existing rights under the Former Governance Agreement (as defined above) and the Stockholders Agreement (as defined above)), which provides, among other things, that Mr. Diller may exercise a right (the “Purchase/Exchange Right”) during the nine month period following the closing of the Combination, to (1) exchange with the Company (or its wholly owned subsidiary) an equivalent number of shares of Expedia Group common stock for, or (2) purchase from the Company (or its wholly owned subsidiary), at a price per share equal to the average closing price of Expedia Group common stock for the five trading days immediately preceding notice of exercise, up to 7,276,547 shares of Expedia Group Class B common stock (any shares acquired pursuant to the Purchase/Exchange Right, the “Additional Shares”). The Purchase/Exchange Right may be exercised from time to time in whole or in part. Assuming the exercise in full by Mr. Diller of the Purchase/Exchange Right, the Original Shares and Additional Shares would collectively represent approximately 49% of the total voting power of all outstanding shares of Expedia Group common stock and Class B common stock, assuming a total of approximately 133 million shares of Expedia Group common stock and 12,799,999 shares of Class B common stock outstanding immediately following the exercise of the Purchase/Exchange Right. The foregoing assumes that Mr. Diller exercises his right to acquire the Additional Shares solely by exchanging shares of Expedia Group common stock acquired in the open market (or otherwise, other than from the Company). If Mr. Diller were to acquire the Additional Shares through cash purchases directly from the Company (or its wholly owned subsidiary), the Original Shares and Additional Shares would collectively represent approximately 48% of the total voting power of all outstanding shares of Expedia Group common stock and Class B common stock (based on approximately 140 million shares of Expedia Group common stock and 12,799,999 shares of Class B common stock outstanding immediately following the exercise of the Purchase/Exchange Right).
Prior to the transfer of any Additional Shares, a transferee must deliver a proxy granting Mr. Diller sole voting control over such shares and deliver a joinder agreement agreeing to be bound by certain terms of the New Governance Agreement. Subject to limited exceptions, any transferred Additional Shares over which Mr. Diller does not maintain sole voting control will be automatically converted into shares of Expedia Group common stock.
All Additional Shares will be automatically converted into shares of Expedia Group common stock immediately following the earliest of (a) Mr. Diller’s death or disability; (b) such time as Mr. Diller no longer serves as Chairman or Senior Executive of the Company, other than as a result of his removal (other than for “cause” as defined in the New Governance Agreement) or failure to be nominated or elected when he is willing to serve in such position; and (c) aggregate transfers by Mr. Diller (or certain limited permitted transferees of Mr. Diller) of Original Shares exceeding 5% of the outstanding voting power of the Company.
The automatic conversion features described above negotiated by the Expedia Group Special Committee and agreed to by Mr. Diller under the New Governance Agreement did not exist under the Former Governance Agreement.
Additionally, subject to limited exception, no current or future holder of Original Shares or Additional Shares may participate in, or vote in favor of, or tender shares into, any change of control transaction involving at least 50% of the outstanding shares or voting power of capital stock of the Company, unless such transaction provides for the same per share consideration and mix of consideration (or election right) and the same participation rights for shares of Class B common stock

Notes to Consolidated Financial Statements – (Continued)

and shares of Expedia Group common stock. These requirements negotiated by the Expedia Group Special Committee and agreed to by Mr. Diller under the New Governance Agreement did not exist under the Former Governance Agreement.
At the 2019 Annual Meeting of the Company’s stockholders, the Company is proposing, and Mr. Diller has agreed to vote in favor of, a proposal to amend its Certificate of Incorporation to reflect the aforementioned transfer restrictions, automatic conversion provisions and change-of-control restrictions reflected in the New Governance Agreement.
Following the closing of the Liberty Expedia Transaction, the Company ceased to be a controlled company under the Nasdaq Stock Market Listing Rules and is required to comply with all of Nasdaq’s corporate governance requirements on the phase-in schedule described below. On July 26, 2019, the Company received notice from Nasdaq confirming that the Company no longer complies with Nasdaq Marketplace Rule 5605(b)(1), which requires a majority of the Company’s Board of Directors to be composed of “independent directors” (as defined in Nasdaq Marketplace Rule 5605(a)(2)). Within 12 months from ceasing to be a “controlled company,” the Company is required to have a majority of independent directors on the Board of Directors. Additionally, the Compensation Committee is required to be composed of at least two members, one of whom is independent upon ceasing to be a “controlled company,” a majority of whom is independent within 90 days of ceasing to be a “controlled company” and all members of which are independent within one year of ceasing to be a “controlled company.” The Nominating Committee is required to include at least one member who is independent upon ceasing to be a “controlled company” and all members of which must be independent within one year of ceasing to be a “controlled company.” Currently, 6 of the 12 directors on the Board of Directors are independent (as defined in Nasdaq Marketplace Rule 5605(a)(2)). The Compensation Committee currently consists of two members, each of whom is independent and the Nominating Committee currently consists of three members, two of whom are independent. The Company is actively seeking to comply with the majority independent director rule and the independent nominating committee rules, but is currently relying on the twelve-month phase-in periods set forth in Nasdaq’s Marketplace Rule 5615(c)(3).
While it is possible that Mr. Diller may at some point in the future beneficially own more than 50% of the outstanding voting power of the Company, the provisions of the New Governance Agreement provide that following one of the automatic conversion triggers mentioned above, the number of shares of Class B common stock acquired by Mr. Diller in connection with the Liberty Expedia Transaction will not exceed approximately 5.5 million shares of Class B common stock, or approximately 28% of the total voting power of Expedia Group based on approximately 140 million shares of Expedia Group common stock and approximately 5.5 million shares of Class B common stock outstanding as of September 30, 2019. Further, as described above, the New Governance Agreement provides that, subject to limited exception, no current or future holder of Original Shares or Additional Shares may participate in, or vote or tender in favor of, any change of control transaction involving at least 50% of the outstanding shares of capital stock of the Company, unless such transaction provides for the same per share consideration and mix of consideration (or election right) and the same participation rights for shares of Expedia Group Class B common stock and shares of Expedia Group common stock.
Other Agreements
Simultaneously with the Company’s entry into the Merger Agreement, certain additional related agreements were entered into, including:

•
A Stockholders Agreement Termination Agreement, by and among Mr. Diller, Liberty Expedia Holdings and certain wholly owned subsidiaries of Liberty Expedia Holdings, pursuant to the Stockholders Agreement (as defined above), including the Diller Proxy (as defined above) terminated on July 26, 2019, upon the closing of the Liberty Expedia Transaction;

•
A Governance Agreement Termination Agreement, by and among Mr. Diller, the Company, Liberty Expedia Holdings and certain wholly owned subsidiaries of Liberty Expedia Holdings, pursuant to which the Former Governance Agreement (as defined above) terminated on July 26, 2019, upon the closing of the Liberty Expedia Transaction;

•
An Assumption and Joinder Agreement to Tax Sharing Agreement by and among the Company, Liberty Expedia Holdings and Qurate, pursuant to which the Company agreed to assume, effective at the closing of the Liberty Expedia Transaction, Liberty Expedia Holdings’ rights and obligations under the Tax Sharing Agreement, dated as of November 4, 2016, by and between Qurate and Liberty Expedia Holdings;

•
An Assumption Agreement Concerning Transaction Agreement Obligations by and among the Company, Liberty Expedia Holdings, Qurate and the Malone Group, pursuant to which the Company agreed to assume, effective at the closing of the Liberty Expedia Transaction, certain of Liberty Expedia Holdings’ rights and obligations under the Amended and Restated Transaction Agreement, dated as of September 22, 2016, as amended by the letter agreement dated as of March 6, 2018, as further amended by Amendment No. 2 to the Transaction Agreement dated as of April 15, 2019 (the “Transaction Agreement”), which survive the termination of the Transaction Agreement; and

•
An Assumption and Joinder Agreement to Reorganization Agreement by and among the Company, Liberty Expedia Holdings and Qurate, pursuant to which the Company agreed to assume, effective at the closing of the Liberty Expedia

Notes to Consolidated Financial Statements – (Continued)

Transaction, Liberty Expedia Holdings’ rights and obligations under the Reorganization Agreement, dated as of October 26, 2016, by and between Qurate and Liberty Expedia Holdings.
Note 13 – Segment Information
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
Corporate and Eliminations also includes unallocated corporate functions and expenses as well as Bodybuilding.com subsequent to our acquisition on July 26, 2019. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense, restructuring and related reorganization charges, legal reserves, occupancy tax and other, and other items excluded from segment operating performance in Corporate and Eliminations. Such amounts are detailed in our segment reconciliation below.
The following tables present our segment information for the three and nine months ended September 30, 2019 and 2018. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended September 30, 2019
	Core OTA	trivago	Vrbo	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,732	$190	$467	$145	$24	$3,558
Intersegment revenue	—	89	—	—	(89)	—
Revenue	$2,732	$279	$467	$145	$(65)	$3,558
Adjusted EBITDA	$865	$12	$215	$19	$(199)	$912
Depreciation	(95)	(3)	(26)	(12)	(42)	(178)
Amortization of intangible assets	—	—	—	—	(50)	(50)
Stock-based compensation	—	—	—	—	(60)	(60)
Legal reserves, occupancy tax and other	—	—	—	—	(11)	(11)
Restructuring and related reorganization charges	—	—	—	—	(2)	(2)
Realized (gain) loss on revenue hedges	(1)	—	(1)	—	—	(2)
Operating income (loss)	$769	$9	$188	$7	$(364)	609
Other expense, net						(48)
Income before income taxes						561
Provision for income taxes						(154)
Net income						407
Net loss attributable to non-controlling interests						2
Net income attributable to Expedia Group, Inc.						$409

	Three months ended September 30, 2018
	Core OTA	trivago	Vrbo	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,527	$200	$410	$139	$—	$3,276
Intersegment revenue	—	95	—	—	(95)	—
Revenue	$2,527	$295	$410	$139	$(95)	$3,276
Adjusted EBITDA	$837	$31	$209	$19	$(184)	$912
Depreciation	(88)	(4)	(17)	(12)	(50)	(171)
Amortization of intangible assets	—	—	—	—	(71)	(71)
Stock-based compensation	—	—	—	—	(54)	(54)
Legal reserves, occupancy tax and other	—	—	—	—	78	78
Realized (gain) loss on revenue hedges	(21)	—	(1)	—	—	(22)
Operating income (loss)	$728	$27	$191	$7	$(281)	672
Other expense, net						(60)
Income before income taxes						612
Provision for income taxes						(81)
Net income						531
Net income attributable to non-controlling interests						(6)
Net income attributable to Expedia Group, Inc.						$525

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2019
	Core OTA	trivago	Vrbo	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$7,249	$505	$1,081	$461	$24	$9,320
Intersegment revenue	—	262	—	—	(262)	—
Revenue	$7,249	$767	$1,081	$461	$(238)	$9,320
Adjusted EBITDA	$1,832	$56	$259	$85	$(576)	$1,656
Depreciation	(281)	(9)	(73)	(38)	(129)	(530)
Amortization of intangible assets	—	—	—	—	(154)	(154)
Stock-based compensation	—	—	—	—	(175)	(175)
Legal reserves, occupancy tax and other	—	—	—	—	(25)	(25)
Restructuring and related reorganization charges	—	—	—	—	(16)	(16)
Realized (gain) loss on revenue hedges	(12)	—	(1)	—	—	(13)
Operating income (loss)	$1,539	$47	$185	$47	$(1,075)	743
Other expense, net						(88)
Income before income taxes						655
Provision for income taxes						(161)
Net income						494
Net income attributable to non-controlling interests						(5)
Net income attributable to Expedia Group, Inc.						$489

	Nine months ended September 30, 2018
	Core OTA	trivago	Vrbo	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$6,706	$571	$941	$446	$—	$8,664
Intersegment revenue	—	323	—	—	(323)	—
Revenue	$6,706	$894	$941	$446	$(323)	$8,664
Adjusted EBITDA	$1,721	$(17)	$266	$76	$(547)	$1,499
Depreciation	(256)	(11)	(46)	(35)	(159)	(507)
Amortization of intangible assets	—	—	—	—	(215)	(215)
Impairment of goodwill	—	—	—	—	(61)	(61)
Stock-based compensation	—	—	—	—	(154)	(154)
Legal reserves, occupancy tax and other	—	—	—	—	74	74
Realized (gain) loss on revenue hedges	(17)	—	(1)	—	—	(18)
Operating income (loss)	$1,448	$(28)	$219	$41	$(1,062)	618
Other expense, net						(189)
Income before income taxes						429
Provision for income taxes						(56)
Net income						373
Net loss attributable to non-controlling interests						16
Net income attributable to Expedia Group, Inc.						$389

Notes to Consolidated Financial Statements – (Continued)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in millions)
Business Model:
Merchant	$1,863	$1,688	$4,935	$4,554
Agency	917	876	2,444	2,311
Advertising and media	311	302	860	858
Vrbo	467	410	1,081	941
Total revenue	$3,558	$3,276	$9,320	$8,664
Service Type:
Lodging	$2,599	$2,347	$6,555	$5,951
Air	202	209	678	674
Advertising and media	311	302	860	858
Other(1)	446	418	1,227	1,181
Total revenue	$3,558	$3,276	$9,320	$8,664

(1)
Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business, among other revenue streams, none of which are individually material. Other also includes product revenue of $24 million during the three and nine months ended September 30, 2019 related to our acquisition of Bodybuilding.com.

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
Note 14 – Guarantor and Non-Guarantor Supplemental Financial Information
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

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended September 30, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$2,733	$916	$(91)	$3,558
Costs and expenses:
Cost of revenue	—	408	166	(5)	569
Selling and marketing	—	1,258	488	(86)	1,660
Technology and content	—	309	131	—	440
General and administrative	—	140	77	—	217
Amortization of intangible assets	—	30	20	—	50
Legal reserves, occupancy tax and other	—	3	8	—	11
Restructuring and related reorganization charges	—	—	2	—	2
Intercompany (income) expense, net	—	250	(250)	—	—
Operating income	—	335	274	—	609
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	439	170	—	(609)	—
Other, net	(40)	46	(54)	—	(48)
Total other income (expense), net	399	216	(54)	(609)	(48)
Income before income taxes	399	551	220	(609)	561
Provision for income taxes	10	(111)	(53)	—	(154)
Net income	409	440	167	(609)	407
Net loss attributable to non-controlling interests	—	1	1	—	2
Net income attributable to Expedia Group, Inc.	$409	$441	$168	$(609)	$409
Comprehensive income attributable to Expedia Group, Inc.	$367	$376	$105	$(481)	$367

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three months ended September 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$2,503	$869	$(96)	$3,276
Costs and expenses:
Cost of revenue	—	362	147	(5)	504
Selling and marketing	—	1,096	496	(91)	1,501
Technology and content	—	287	117	—	404
General and administrative	—	129	73	—	202
Amortization of intangible assets	—	44	27	—	71
Legal reserves, occupancy tax and other	—	(78)	—	—	(78)
Intercompany (income) expense, net	—	239	(239)	—	—
Operating income	—	424	248	—	672
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	560	204	—	(764)	—
Other, net	(46)	(13)	(1)	—	(60)
Total other income (expense), net	514	191	(1)	(764)	(60)
Income before income taxes	514	615	247	(764)	612
Provision for income taxes	11	(55)	(37)	—	(81)
Net income	525	560	210	(764)	531
Net (income) loss attributable to non-controlling interests	—	1	(7)	—	(6)
Net income attributable to Expedia Group, Inc.	$525	$561	$203	$(764)	$525
Comprehensive income attributable to Expedia Group, Inc.	$514	$545	$186	$(731)	$514

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine months ended September 30, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$7,274	$2,313	$(267)	$9,320
Costs and expenses:
Cost of revenue	—	1,162	459	(17)	1,604
Selling and marketing	—	3,675	1,427	(250)	4,852
Technology and content	—	914	390	—	1,304
General and administrative	—	400	222	—	622
Amortization of intangible assets	—	92	62	—	154
Legal reserves, occupancy tax and other	—	17	8	—	25
Restructuring and related reorganization charges	—	—	16	—	16
Intercompany (income) expense, net	—	661	(661)	—	—
Operating income	—	353	390	—	743
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	582	257	—	(839)	—
Other, net	(122)	84	(50)	—	(88)
Total other income (expense), net	460	341	(50)	(839)	(88)
Income before income taxes	460	694	340	(839)	655
Provision for income taxes	29	(109)	(81)	—	(161)
Net income	489	585	259	(839)	494
Net (income) loss attributable to non-controlling interests	—	2	(7)	—	(5)
Net income attributable to Expedia Group, Inc.	$489	$587	$252	$(839)	$489
Comprehensive income attributable to Expedia Group, Inc.	$451	$522	$189	$(711)	$451

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine months ended September 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$6,643	$2,348	$(327)	$8,664
Costs and expenses:
Cost of revenue	—	1,094	410	(15)	1,489
Selling and marketing	—	3,256	1,614	(312)	4,558
Technology and content	—	847	353	—	1,200
General and administrative	—	375	222	—	597
Amortization of intangible assets	—	134	81	—	215
Impairment of goodwill	—	—	61	—	61
Legal reserves, occupancy tax and other	—	(75)	1	—	(74)
Intercompany (income) expense, net	—	654	(654)	—	—
Operating income	—	358	260	—	618
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	501	223	—	(724)	—
Other, net	(146)	(22)	(21)	—	(189)
Total other income (expense), net	355	201	(21)	(724)	(189)
Income before income taxes	355	559	239	(724)	429
Provision for income taxes	34	(54)	(36)	—	(56)
Net income	389	505	203	(724)	373
Net loss attributable to non-controlling interests	—	2	14	—	16
Net income attributable to Expedia Group, Inc.	$389	$507	$217	$(724)	$389
Comprehensive income attributable to Expedia Group, Inc.	$339	$435	$147	$(582)	$339

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Total current assets	$431	$6,685	$2,581	$(1,728)	$7,969
Investment in subsidiaries	10,795	3,041	—	(13,836)	—
Intangible assets, net	—	1,438	405	—	1,843
Goodwill	—	6,367	1,737	—	8,104
Other assets, net	—	2,379	1,120	(34)	3,465
TOTAL ASSETS	$11,226	$19,910	$5,843	$(15,598)	$21,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,317	$8,537	$2,456	$(1,728)	$10,582
Long-term debt	4,170	—	—	—	4,170
Other long-term liabilities	—	477	414	(34)	857
Redeemable non-controlling interests	—	33	—	—	33
Stockholders’ equity	5,739	10,863	2,973	(13,836)	5,739
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,226	$19,910	$5,843	$(15,598)	$21,381
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Total current assets	$402	$5,261	$2,137	$(2,603)	$5,197
Investment in subsidiaries	10,615	3,425	—	(14,040)	—
Intangible assets, net	—	1,520	472	—	1,992
Goodwill	—	6,366	1,754	—	8,120
Other assets, net	—	1,840	913	(29)	2,724
TOTAL ASSETS	$11,017	$18,412	$5,276	$(16,672)	$18,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,649	$7,396	$1,618	$(2,603)	$8,060
Long-term debt	3,717	—	—	—	3,717
Other long-term liabilities	—	320	284	(29)	575
Redeemable non-controlling interests	—	17	13	—	30
Stockholders’ equity	5,651	10,679	3,361	(14,040)	5,651
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,017	$18,412	$5,276	$(16,672)	$18,033

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$1,952	$474	$2,426
Investing activities:
Capital expenditures, including internal-use software and website development	—	(800)	(64)	(864)
Purchases of investments	—	(1,217)	(66)	(1,283)
Sales and maturities of investments	—	622	13	635
Acquisitions, net of cash and restricted cash acquired	—	80	—	80
Other, net	—	3	—	3
Net cash used in investing activities	—	(1,312)	(117)	(1,429)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	1,235	—	—	1,235
Payment of Liberty Expedia Exchangeable Debentures	—	(400)	—	(400)
Purchases of treasury stock	(352)	—	—	(352)
Payment of dividends to stockholders	(145)	—	—	(145)
Proceeds from exercise of equity awards and employee stock purchase plan	277	—	—	277
Transfers (to) from related parties	(1,013)	1,039	(26)	—
Other, net	(2)	6	(12)	(8)
Net cash provided by (used in) financing activities	—	645	(38)	607
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	(16)	(46)	(62)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	—	1,269	273	1,542
Cash, cash equivalents and restricted cash and cash equivalents at beginning of the period	—	1,190	1,515	2,705
Cash, cash equivalents and restricted cash and cash equivalents at end of the period	$—	$2,459	$1,788	$4,247

Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$1,509	$611	$2,120
Investing activities:
Capital expenditures, including internal-use software and website development	—	(533)	(101)	(634)
Purchases of investments	—	(1,714)	—	(1,714)
Sales and maturities of investments	—	1,618	74	1,692
Acquisitions, net of cash and restricted cash acquired	—	(40)	—	(40)
Transfers (to) from related parties	—	(60)	60	—
Other, net	—	39	2	41
Net cash provided by (used in) investing activities	—	(690)	35	(655)
Financing activities:
Payment of long-term debt	(500)	—	—	(500)
Purchases of treasury stock	(620)	—	—	(620)
Payment of dividends to stockholders	(138)	—	—	(138)
Proceeds from exercise of equity awards and employee stock purchase plan	138	—	—	138
Transfers (to) from related parties	1,092	(666)	(426)	—
Other, net	28	1	(63)	(34)
Net cash used in financing activities	—	(665)	(489)	(1,154)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	(55)	(64)	(119)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	—	99	93	192
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	1,321	1,596	2,917
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$1,420	$1,689	$3,109

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projected,” “seeks,” “should” and “will,” or the negative of these terms or other similar expressions, among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
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
Trends
The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2017 and 2018 represented years of continuing growth for the travel industry. While the first nine months of 2019 have seen continued growth for the industry, it has been at a slower pace than in prior years. Additionally, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sovereign debt issues, natural disasters and macroeconomic concerns are examples of events that contribute to a somewhat uncertain environment, which could have a negative impact on the travel industry in the future.
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
Lodging
Lodging includes hotel accommodations as well as alternative accommodations primarily made available through Vrbo. As a percentage of our total worldwide revenue in the first nine months of 2019, lodging accounted for 70%. Our room night growth has been healthy at 16% in 2017, 13% in 2018 and 11% in the first nine months of 2019. Average daily rates (“ADRs”) for rooms on Expedia Group websites increased 3% in 2017, increased 5% in 2018 and decreased 1% in the first nine months of 2019. The decrease in the first nine months of 2019 was primarily due to the negative impact of foreign exchange. More recently, we have seen pressure on a local currency basis on ADRs.
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
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry generally increased on a currency-neutral basis in a gradually improving overall travel environment. Current occupancy rates for hotels in the United States remain high; however, U.S. hotel supply has continued to grow, which may put additional pressure on ADRs. In some international markets, hotel supply is being added at a faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions. Companies like Airbnb, Vrbo and Booking.com also added incremental global supply in the alternative accommodations space. In addition, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi. We have succeeded in adding supply to our global lodging marketplace with over 1.4 million properties on our global websites as of September 30, 2019, including over 650,000 integrated Vrbo alternative accommodations listings.
Alternative Accommodations. With our acquisition of Vrbo (previously HomeAway) and all of its brands in December 2015, we expanded into the fast growing alternative accommodations market. Vrbo is a leader in this market and represents an attractive growth opportunity for Expedia Group. Vrbo has been undergoing a transition from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. Vrbo offers hosts subscription-based listing or pay-per-booking service models. It also generates revenue from a traveler service fee for bookings. As of September 30, 2019, there are over 2.1 million online bookable listings available on Vrbo.
Air
Significant airline sector consolidation in the United States in recent years generally resulted in lower overall capacity and higher fares, which combined with the significant declines in fuel prices led to record levels of profitability for the U.S. air carriers, further strengthening their position. However, in 2017 and into 2018, there was evidence of discounting by the U.S. carriers while currency headwinds and weaker macroeconomic trends put pressure on international results. Starting in the second half of 2018, there has been evidence of modest fare increases, though it remains unclear if this trend will continue. Ticket prices on Expedia Group websites declined 1% in 2017, increased 2% in 2018 and were flat in the first nine months of 2019. Based on airline reports, demand for airline tickets seems to be strong, helping increase air revenues globally. There is significant correlation between airline revenue and fuel prices, and fluctuations in fuel prices generally take time to be reflected in air revenue. Given current volatility, it is uncertain how fuel prices could impact airfares. We could encounter pressure on air remuneration as air carriers combine, certain supply agreements renew and as we continue to add airlines to ensure local coverage in new markets.
Air ticket volumes increased 4% in 2017, 5% in 2018 and 9% in the first nine months of 2019. As a percentage of our total worldwide revenue in the first nine months of 2019, air accounted for 7%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, in addition to Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first nine months of 2019, we generated a total of $860 million of advertising and media revenue, flat compared to the same period in 2018, representing 9% of our total worldwide revenue. In 2018, trivago shifted its operational focus, reducing marketing spend to better balance revenue and profit growth. The lower marketing spend negatively impacted revenue growth, while benefiting profitability. This trend continued into the first nine months of 2019.
Growth Strategy
Global Expansion. Our Brand Expedia, Hotels.com, Egencia, and Expedia Partner Solutions brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations in Europe and Wotif.com, Wotif.co.nz, lastminute.com.au, lastminute.co.nz and travel.com.au are focused principally on the Australia and New Zealand markets. The Vrbo portfolio offers alternative accommodations websites all around the world. We own a majority share of trivago, a leading metasearch company. Officially launched in 2005, trivago is one of the best known travel brands in Europe and North America. In December 2016, trivago successfully completed its initial public offering and trades on the Nasdaq Global Select Market under the symbol “TRVG.” In addition, we have commercial agreements in place with Ctrip and eLong in China, Traveloka in Southeast Asia, as well as Despegar in Latin America, among many others. In conjunction with the commercial arrangements with Traveloka and Despegar, we have also made strategic investments in both companies. In the first nine months of 2019, approximately 37% of our worldwide gross bookings and 43% of worldwide revenue were through international points of sale compared to just 21% for both worldwide gross bookings and revenue in 2005. We have a goal of generating more than two-thirds of our revenue through businesses and points of sale outside of the United States.
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
Channel Expansion. Technological innovations and developments continue to create new opportunities for travel bookings. In the past few years, each of our brands made significant progress creating new mobile websites and mobile applications that are receiving strong reviews and solid download trends, and many of our brands now see more traffic via mobile devices than via traditional PCs. Mobile bookings continue to present an opportunity for incremental growth as they are often completed with a much shorter booking window than we historically experienced via more traditional online booking methods. Additionally, our brands are implementing new technologies like voice-based search, chatbots and messaging apps as mobile-based options for travelers. In addition, we are seeing significant cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During the first nine months of 2019, more than one in three Expedia Group transactions globally were booked on a mobile device.
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
Occupancy and Other Taxes
Legal Proceedings. We are currently involved in eleven lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and/or ordinances at issue do not apply to us or the services we provide, namely the facilitation of travel planning and reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.
Recent developments include:

•
State of Mississippi Litigation. On August 28, 2019, the State filed an application for a permanent injunction, which the defendants will oppose. On October 4, 2019, defendants filed a motion to stay the trial court proceedings with the Mississippi Supreme Court pending disposition of defendants’ petition for interlocutory appeal; the State has opposed the motion, which remains pending.

•
Arizona Cities Litigation. On September 9, 2019, the Arizona Supreme Court affirmed in part and reversed in part the Arizona Court of Appeals’ decision and remanded the case back to the tax court for further proceedings.

•	Colorado Department of Revenue Tax Litigation. The parties have reached a settlement in principle.
For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $66 million as of September 30, 2019, and $46 million as of December 31, 2018.
Certain jurisdictions, including without limitation the states of New York, New Jersey, North Carolina, Minnesota, Oregon, Rhode Island, Maryland, Pennsylvania, Hawaii, Iowa, Massachusetts, Arizona, Wisconsin, Idaho, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales or other taxes for hotel and/or other accommodations and/or car rental. In addition, in certain jurisdictions, we have entered into voluntary collection agreements pursuant to which we have agreed to voluntarily collect and remit taxes to state and/or local taxing jurisdictions. We are currently remitting taxes to a number of jurisdictions, including without limitation the states of New York, New Jersey, South Carolina, North Carolina, Minnesota, Georgia, Wyoming, West Virginia, Oregon, Rhode Island, Montana, Maryland, Kentucky, Maine, New Jersey, Pennsylvania, Hawaii, Iowa, Massachusetts, Arizona, Wisconsin, Idaho, the city of New York and the District of Columbia, as well as certain other jurisdictions.

Pay-to-Play
Certain jurisdictions may assert that we are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances. This prepayment of contested taxes is referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity. For additional information, see Note 10 – Commitments and Contingencies - Legal Proceedings - Pay-to-Play in the notes to the consolidated financial statements.
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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Gross Bookings
Core OTA	$22,234	$20,217	10%	$68,568	$62,399	10%
trivago(1)	—	—	N/A	—	—	N/A
Vrbo	2,633	2,496	5%	9,657	9,257	4%
Egencia	2,060	1,963	5%	6,403	6,114	5%
Total gross bookings	$26,927	$24,676	9%	$84,628	$77,770	9%

Revenue Margin
Core OTA	12.3%	12.5%		10.6%	10.7%
trivago(1)	N/A	N/A		N/A	N/A
Vrbo	17.7%	16.4%		11.2%	10.2%
Egencia	7.0%	7.1%		7.2%	7.3%
Total revenue margin	13.2%	13.3%		11.0%	11.1%
 ____________________________

(1)
trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.

The increase in worldwide gross bookings for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was primarily driven by growth at our Core OTA segment, including growth at Expedia Partner Solutions, which includes the benefit from enterprise deals launched in late 2018, and Hotels.com. Brand Expedia also contributed to the increase in gross bookings for nine months ended September 30, 2019.
Results of Operations
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Core OTA	$2,732	$2,527	8%	$7,249	$6,706	8%
trivago (Third-party revenue)	190	200	(5)%	505	571	(11)%
Vrbo	467	410	14%	1,081	941	15%
Egencia	145	139	4%	461	446	3%
Corporate (Bodybuilding.com)	24	—	N/A	24	—	N/A
Total revenue	$3,558	$3,276	9%	$9,320	$8,664	8%
Revenue increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily driven by growth in the Core OTA segment, including growth at Expedia Partner Solutions and Hotels.com, as well as growth at Vrbo. The increase in revenue for nine months ended September 30, 2019 was also impacted by an increase at Brand Expedia, which was partially offset by a decrease at trivago.

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$2,599	$2,347	11%	$6,555	$5,951	10%
Air	202	209	(3)%	678	674	1%
Advertising and media(1)	311	302	3%	860	858	—%
Other	446	418	7%	1,227	1,181	4%
Total revenue	$3,558	$3,276	9%	$9,320	$8,664	8%
____________________________

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 11% and 10% for the three and nine months ended September 30, 2019, compared to the same periods in 2018, driven by growth at Expedia Partner Solutions, Hotels.com and Vrbo as well as Brand Expedia for the nine months ended September 30, 2019. Total room nights stayed grew 11% for both periods, while revenue per room night was flat year over year for both periods as higher monetization at Vrbo offset lower ADRs.
Air revenue decreased 3% for the three months ended September 30, 2019, compared to the same period in 2018, on a 10% decrease in revenue per ticket, which was primarily driven by a reclassification of certain partner fees to other revenue and a shift in product mix, partially offset by an 8% increase in air tickets sold driven by growth at Expedia Partner Solutions, largely related to enterprise deals launched in late 2018. Air revenue increased 1% for the nine months ended September 30, 2019, compared to the same period in 2018, on a 9% increase in air tickets sold, partially offset by an 8% decrease in revenue per ticket.
Advertising and media revenue increased 3% for the three months ended September 30, 2019, compared to the same period in 2018, due to continued growth at Expedia Group Media Solutions, partially offset by a decline in local currency revenue at trivago as well as negative impacts from foreign exchange. Advertising and media revenue was consistent for the nine months ended September 30, 2019, compared to the same period in 2018, as the growth at Expedia Group Media Solutions was mostly offset by decline in local currency revenue at trivago as well as negative impacts from foreign exchange. All other revenue, which includes car rental, insurance, destination services, fee revenue related to our corporate travel business and Bodybuilding.com, increased 7% and 4% for the three and nine months ended September 30, 2019, compared to the same periods in 2018, benefiting from the inorganic impact related to the acquisition of Bodybuilding.com and the reclassification of certain partner fees from air revenue. The quarter-to-date increase was also due to higher car revenue.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$1,863	$1,688	10%	$4,935	$4,554	8%
Agency	917	876	5%	2,444	2,311	6%
Advertising and media	311	302	3%	860	858	—%
Vrbo	467	410	14%	1,081	941	15%
Total revenue	$3,558	$3,276	9%	$9,320	$8,664	8%
Merchant revenue increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to the increase in merchant hotel revenue driven by an increase in room nights stayed.
Agency revenue increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to the growth in agency hotel as well as air for the nine months ended September 30, 2019.
Vrbo revenue increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to growth in transactional revenue of approximately 20% for both periods, partially offset by a decrease of subscription revenue for both periods.

Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Customer operations	$245	$229	7%	$718	$676	6%
Credit card processing	133	136	(3)%	393	394	—%
Data center, cloud and other	191	139	38%	493	419	18%
Total cost of revenue	$569	$504	13%	$1,604	$1,489	8%
% of revenue	16.0%	15.4%		17.2%	17.2%
Cost of revenue primarily consists of (1) customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors, (2) credit card processing, including merchant fees, fraud and chargebacks, and (3) other costs, primarily including data center and cloud costs to support our websites, supplier operations, destination supply, certain transactional level taxes, costs related to Bodybuilding.com and stock-based compensation.
During the three and nine months ended September 30, 2019, the increase in cost of revenue expense, compared to the same periods in 2018, was driven by $52 million and $74 million of higher data center, cloud and other costs primarily due to higher cloud expense, an inorganic impact related to the Bodybuilding.com acquisition and the newly enacted French digital service tax, as well as $16 million and $42 million of higher customer operations expenses. Cloud expense in cost of revenue during the three and nine months ended September 30, 2019 was $46 million and $115 million, compared to $22 million and $67 million for the same periods of 2018.

Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Direct costs	$1,397	$1,228	14%	$4,041	$3,731	8%
Indirect costs	263	273	(4)%	811	827	(2)%
Total selling and marketing	$1,660	$1,501	11%	$4,852	$4,558	6%
% of revenue	46.7%	45.8%		52.1%	52.6%
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
Selling and marketing expenses increased $159 million and $294 million during the three and nine months ended September 30, 2019, compared to the same periods in 2018, due to higher direct costs of $169 million and $310 million as a result of increases at Expedia Partner Solutions as well as at Hotels.com and Vrbo, in part due to a mix shift to high cost marketing channels. The increase in direct costs for nine months ended September 30, 2019 was also impacted by an increase at Brand Expedia, which was partially offset by a decrease at trivago.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$209	$197	6%	$634	$599	6%
Depreciation and amortization of technology assets	136	127	7%	399	370	8%
Other	95	80	19%	271	231	17%
Total technology and content	$440	$404	9%	$1,304	$1,200	9%
% of revenue	12.4%	12.3%		14.0%	13.8%

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
Technology and content expense increased $36 million and $104 million during the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to higher personnel and overhead of $12 million and $35 million to support our product and technology initiatives, higher depreciation and amortization of technology assets of $9 million and $29 million as well as higher licensing and maintenance expenses and cloud expenses for both periods. Cloud expense in technology and content during the three and nine months ended September 30, 2019 was $18 million and $46 million, compared to $11 million and $36 million in the same periods of 2018.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$127	$128	—%	$381	$383	—%
Professional fees and other	90	74	21%	241	214	13%
Total general and administrative	$217	$202	7%	$622	$597	4%
% of revenue	6.1%	6.1%		6.7%	6.9%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.
General and administrative expense increased $15 million and $25 million during the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily driven by higher professional fees, in addition to an inorganic impact related to Bodybuilding.com.

Amortization of Intangible Assets

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Amortization of intangible assets	$50	$71	(30)%	$154	$215	(29)%
Amortization of intangible assets decreased $21 million and $61 million during the three and nine months ended September 30, 2019, compared to the same periods in 2018 primarily due to the completion of amortization related to certain intangible assets.
Impairment of Goodwill
During the nine months ended September 30, 2018, we recognized a goodwill impairment charge of $61 million related to a reporting unit within our Core OTA segment. See Note 3 – Fair Value Measurements for further information.
Legal Reserves, Occupancy Tax and Other

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$11	$(78)	N/A	$25	$(74)	N/A
% of revenue	0.3%	(2.4)%		0.3%	(0.8)%

Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
During the nine months ended September 30, 2019, we received a $10 million refund of prepaid pay-to-play amounts from the State of Hawaii in connection with the general excise tax litigation resulting in a corresponding benefit during the period, which nets down increases in reserves for occupancy tax and other matters.
During the three and nine months ended September 30, 2018, we received a refund of prepaid pay-to-play payments of $78 million from the City of San Francisco and recorded a related gain in legal reserves, occupancy tax and other.
Restructuring and Related Reorganization Charges
In connection with the centralization and migration of certain operational functions and systems, we recognized $2 million and $16 million in restructuring and related reorganization charges during the three and nine months ended September 30, 2019 primarily related to severance and benefits. Based on current plans, which are subject to change, we expect total reorganization charges in 2019 of up to $25 million. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts and exclude any possible future acquisition, or other, integrations.
Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Operating income	$609	$672	(9)%	$743	$618	20%
% of revenue	17.1%	20.5%		8.0%	7.1%
Operating income decreased for the three months ended September 30, 2019, compared to the same period in 2018 primarily due to the $78 million gain recognized related to the San Francisco pay-to-play during 2018, partially offset by lower amortization of intangibles in the current year. Operating income increased for the nine months ended September 30, 2019, compared to the same period in 2018, due to a growth in revenue in excess of operating costs, partially offset by the prior year pay-to-play gain related to San Francisco.
Adjusted EBITDA by Segment

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Core OTA	$865	$837	3%	$1,832	$1,721	6%
trivago	12	31	(60)%	56	(17)	N/A
Vrbo	215	209	3%	259	266	(2)%
Egencia	19	19	(1)%	85	76	12%
Unallocated overhead costs (Corporate) (1)	(199)	(184)	8%	(576)	(547)	5%
Total Adjusted EBITDA (2)	$912	$912	—%	$1,656	$1,499	10%
 ____________________________

(1)	Includes immaterial operating results of Bodybuilding.com subsequent to our acquisition on July 26, 2019.

(2)	Adjusted EBITDA is a non-GAAP measure. See “Definition and Reconciliation of Adjusted EBITDA” below for more information.
Adjusted EBITDA is our primary segment operating metric. See Note 13 – Segment Information in the notes to the consolidated financial statements for additional information on intersegment transactions, unallocated overhead costs and for a reconciliation of Adjusted EBITDA by segment to net income (loss) attributable to Expedia Group, Inc. for the periods presented above.

Core OTA Adjusted EBITDA increased $28 million and $111 million during the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to an increase of $205 million and $543 million in revenue, partially offset by higher operating expenses, including an increase in direct sales and marketing expense.
trivago’s Adjusted EBITDA was $12 million during the three months ended September 30, 2019, compared to Adjusted EBITDA of $31 million for the same period in 2018, with the decrease due to continued revenue declines. During the nine months ended September 30, 2019, trivago’s Adjusted EBITDA was $56 million, compared to an Adjusted EBITDA loss of $17 million for the same period in 2018, with the increase resulting from its marketing rationalization efforts that began late in the second quarter of 2018, which focused on improved profitability and reducing operating expenditures.
Vrbo Adjusted EBITDA increased $6 million during the three months ended September 30, 2019, compared to the same period in 2018, due to an increase of $57 million in revenue, partially offset by higher operating expenses mainly related to investments in performance and brand marketing. Vrbo Adjusted EBITDA for the nine months ended September 30, 2019 decreased 2%, compared to the same period in 2018, as higher operating expenses mainly related to investments in direct marketing were mostly offset by the increase in revenue.
Egencia Adjusted EBITDA for the three months ended September 30, 2019 was consistent with the same period in 2018. For the nine months ended September 30, 2019, Egencia Adjusted EBITDA increased $9 million compared to the same period in 2018, as a result of growth in revenue as well as leverage on operating expenses.
Unallocated overhead costs increased $15 million and $29 million during the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to higher general and administrative expenses and technology expenses.
Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Interest income	$17	$34	(49)%	$45	$61	(27)%
Interest expense	(40)	(47)	(15)%	(120)	(149)	(19)%

Interest income decreased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, as a result of the interest income recognized in 2018 on the San Francisco pay-to-play refund mentioned above of $19 million. Interest expense decreased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, as a result of the August 2018 maturity of our $500 million senior unsecured notes.
Other, Net
Other, net is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	($ in millions)
Foreign exchange rate gains (losses), net	$(2)	$(6)	$(14)	$1
Losses on minority equity investments, net	(25)	(39)	(13)	(100)
Other	2	(2)	14	(2)
Total other, net	$(25)	$(47)	$(13)	$(101)
Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$154	$81	89%	$161	$56	186%
Effective tax rate	27.4%	13.3%		24.5%	13.1%

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items.
For the three months ended September 30, 2019, the effective tax rate was 27.4% expense on pre-tax income, compared to 13.3% expense on pre-tax income for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the effective tax rate was 24.5% expense on pre-tax income, compared to 13.1% expense on pre-tax income for the nine months ended September 30, 2018. The increase in the effective tax rate for both periods was primarily driven by an increase in U.S. federal and state taxable income.
We are subject to taxation in the United States and various other state and foreign jurisdictions. During 2017, the Internal Revenue Service (“IRS”) issued proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2009 to 2010 audit cycle. On July 12, 2019, we settled the audit for an immaterial impact to the consolidated financial statements. In addition, we are under examination by the IRS for our 2011 through 2013 tax years. During the fourth quarter of 2019, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 audit cycle. The proposed adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million subject to interest. We do not agree with the proposed adjustments and are formally protesting the IRS position. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years.
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

The reconciliation of net income attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Net income attributable to Expedia Group, Inc.	$409	$525	$489	$389
Net income (loss) attributable to non-controlling interests	(2)	6	5	(16)
Provision for income taxes	154	81	161	56
Total other expense, net	48	60	88	189
Operating income	609	672	743	618
Gain (loss) on revenue hedges related to revenue recognized	2	22	13	18
Restructuring and related reorganization charges	2	—	16	—
Legal reserves, occupancy tax and other	11	(78)	25	(74)
Stock-based compensation	60	54	175	154
Amortization of intangible assets	50	71	154	215
Impairment of goodwill	—	—	—	61
Depreciation	178	171	530	507
Adjusted EBITDA	$912	$912	$1,656	$1,499
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $4.5 billion and $2.5 billion at September 30, 2019 and December 31, 2018, and our $2 billion revolving credit facility, which is essentially untapped and expires in May 2023. The revolving credit facility bears interest based on the Company’s credit ratings with the applicable interest rate on drawn amounts at LIBOR plus 112.5 basis points and the commitment fee on undrawn amounts at 15 basis points as of September 30, 2019.
As of September 30, 2019, the total cash and cash equivalents and short-term investments held outside the United States was $844 million ($619 million in wholly-owned foreign subsidiaries and $225 million in majority-owned subsidiaries).
In September 2019, we privately placed $1.25 billion of senior unsecured notes that are due in February 2030 and bear interest at 3.25% (the "3.25% Notes"). The 3.25% Notes were issued at 99.225% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning February 15, 2020. We used or expect to use the net proceeds of this offering for general corporate purposes, which may include, but are not limited to, the repayment, prepayment, redemption or repurchase of our indebtedness (including, but not limited to, our 5.95% senior notes due 2020) as well as working capital, capital expenditures and acquisitions.
Our credit ratings are periodically reviewed by rating agencies. As of September 30, 2019, Moody’s rating was Baa3 with an outlook of “positive,” which was upgraded during the third quarter of 2019 from Ba1 in connection with the closing of our acquisition of Liberty Expedia, S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets, which could have a material impact on our financial condition and results of operations.
As of September 30, 2019, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%, Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5%, $750 million of registered senior unsecured notes due in February 2026 that bear interest at 5.0%, $1 billion of registered senior unsecured notes due in February 2028 that bear interest at 3.8% and $1.25 billion of senior unsecured notes due in February 2030 that bear interest at 3.25%.
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
As of September 30, 2019, we had a deficit in our working capital of $2.6 billion, which is comparable to the deficit of $2.9 billion as of December 31, 2018.
We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements in infrastructure, which include our servers, networking equipment and software, release improvements to our software code, platform migrations and consolidation and search engine marketing and optimization efforts. In addition, in 2016, we began our expansion into the cloud computing environment. While our cloud computing expenses have increased and are expected to continue to increase significantly over the next few years, they are expected to result in lower overall capital expenditures related to our data centers over time. Our future capital requirements may include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, dividend payments or expenditures in support of our business strategy; thus reducing our cash balance and/or increasing our debt. Excluding capital expenditures associated with the build out of our new corporate headquarters, we expect total capital expenditures for full year 2019 to increase over 2018 spending levels. For the new headquarters, we expect to spend approximately $900 million. Of the total, approximately $290 million was spent between 2016 and 2018, and approximately $290 million was spent during the nine months ended September 30, 2019. During full year 2019 and 2020, we expect to spend $380 to $410 million and $200 to $230 million, respectively. However, the timing of spend could shift as we continue to progress toward completion of the project.
Our cash flows are as follows:

	Nine months ended September 30,
	2019	2018	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$2,426	$2,120	$306
Investing activities	(1,429)	(655)	(774)
Financing activities	607	(1,154)	1,761
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(62)	(119)	57
For the nine months ended September 30, 2019, net cash provided by operating activities increased by $306 million primarily due to an increase in benefits from working capital changes driven mostly from a change in deferred merchant bookings as well as higher operating income after adjusting for impacts of depreciation and amortization.
For the nine months ended September 30, 2019, cash used in investing activities increased $774 million due to higher net purchases of investments of $626 million and higher current year capital expenditures, including amounts related to our new corporate headquarters.
For the nine months ended September 30, 2019, cash provided by financing activities primarily included $1.235 billion of net proceeds for the issuance of the 3.25% Notes in September 2019 as well as $277 million of proceeds from the exercise of options and employee stock purchase plans, partially offset by $400 million payment of debt assumed in the Liberty Expedia transaction, cash dividend payments of $145 million and cash paid to acquire shares of $352 million, including the repurchased shares under the authorization discussed below as well as $20 million for repurchases with respect to the Liberty Expedia

Holdings transaction. For the nine months ended September 30, 2018, cash used in financing activities primarily included cash paid to acquire shares of $620 million, $500 million long-term debt repayment, and $138 million of cash dividend payments, partially offset by $138 million of proceeds from the exercise of options and employee stock purchase plans.
During the nine months ended September 30, 2019 and September 30, 2018, we repurchased, through open market transactions, 2.3 million and 5.2 million shares under share authorizations for a total cost of $300 million and $602 million, excluding transaction costs. As of September 30, 2019, there were approximately 9.9 million shares remaining under an April 2018 authorization. There is no fixed termination date for the repurchases. Subsequent to the end of the third quarter of 2019, we repurchased an additional 0.9 million shares for a total cost of $118 million, excluding transaction costs, representing an average purchase price of $135.58 per share.
During the first nine months of 2019 and 2018, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Nine Months Ended September 30, 2019
February 6, 2019	$0.32	March 7, 2019	$47	March 27, 2019
May 1, 2019	0.32	May 23, 2019	48	June 13, 2019
July 24, 2019	0.34	August 22, 2019	50	September 12, 2019
Nine Months Ended September 30, 2018
February 7, 2018	0.30	March 8, 2018	46	March 28, 2018
April 24, 2018	0.30	May 24, 2018	45	June 14, 2018
July 23, 2018	0.32	August 23, 2018	47	September 13, 2018
In addition, in November 2019, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.34 per share of outstanding common stock payable on December 12, 2019 to stockholders of record as of the close of business on November 19, 2019. Future declarations of dividends are subject to final determination by our Board of Directors.
Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the nine months ended September 30, 2019 of $62 million reflecting a net depreciation in foreign currencies during the period, partially offset by higher foreign-denominated cash balances. Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the nine months ended September 30, 2018 of $119 million reflecting a net depreciation in foreign currencies during the period.
In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2018. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of September 30, 2019 or December 31, 2018.

Certain Relationships and Related Party Transactions
For a discussion of certain relationships and related party transactions, see Note 11 – Liberty Expedia Holdings Transaction and Note 12 – Related Party Transactions in the notes to the consolidated financial statements.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three and nine months ended September 30, 2019. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2019 and June 30, 2019. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
City of San Antonio, Texas Litigation. On July 26, 2019, plaintiffs filed a notice of appeal from the district court’s decision awarding the defendants approximately $2.25 million in reimbursable costs. That appeal remains pending.
State of Mississippi Litigation. On July 30, 2019, defendants filed a motion to stay further proceedings in the trial court, which the trial court denied on October 1, 2019. On August 28, 2019, the State filed an application for a permanent injunction, which the defendants will oppose. On October 4, 2019, defendants filed a motion to stay the trial court proceedings with the Mississippi Supreme Court pending disposition of defendants’ petition for interlocutory appeal; the State has opposed the motion, which remains pending.
Arizona Cities Litigation. On September 9, 2019, the Arizona Supreme Court issued a decision affirming in part and reversing in part the Arizona Court of Appeals’ decision and remanding the case back to the tax court for further proceedings.
State of Louisiana/City of New Orleans Litigation. On August 23, 2019, the City of Baton Rouge and the Parish of East Baton Rouge filed a petition to intervene in the lawsuit, which the court granted on September 9, 2019. On August 27, 2019, a Special Master was assigned to the case.
Colorado Department of Revenue Tax Litigation. The parties have reached a tentative settlement agreement.

Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Israeli Putative Class Action Lawsuit (Silis). The plaintiff has filed a motion for class certification which Hotels.com will oppose.
Israeli Putative Class Action Lawsuit (Ze’ev). The plaintiff has filed a motion for class certification which defendants will oppose. The court has scheduled a hearing on the motion for May 6, 2020.
Cases against HomeAway.com, Inc. The district court heard argument on the plaintiffs’ motion for class certification on October 16, 2019, and the parties await a ruling.
Other Legal Proceedings
Santa Monica, California Litigation. HomeAway filed a petition for rehearing/rehearing en banc of the United States Ninth Circuit Court of Appeals’ decision affirming the trial court’s dismissal of HomeAway’s claims. The Ninth Circuit denied that petition on August 16, 2019, thereby ending the case.
Palm Beach County, Florida Litigation (Ordinance Regulatory Amendments Challenge).  On September 16, 2019, the parties filed a Stipulation of Dismissal and Settlement, which the court signed on September 18, 2019, thereby ending the case.
Ryanair Lawsuit (Ireland). The parties reached a settlement agreement and the case was dismissed on August 13, 2019.
Ryanair Lawsuit (United States). The parties reached a settlement agreement and the case was dismissed on August 9, 2019.
IBM Lawsuit.  The parties reached a settlement agreement and the pending Delaware and Arizona cases were dismissed on October 7, 2019 and October 2, 2019, respectively.
Fee Disclosure Class Actions. On July 26, 2019, Plaintiff voluntarily dismissed the remaining claims in the Woodell case, thereby ending the matter.
United Airlines Litigation. On September 17, 2019, the parties filed a stipulation to dismiss the action with prejudice, thereby ending the matter.
In re Expedia Group, Inc. Stockholders Litigation, On August 12, 2019, the Delaware Court of Chancery granted a stipulated motion consolidating three lawsuits that had been filed by Expedia shareholders in the Delaware Court of Chancery in connection with the Company’s acquisition of Liberty Expedia Holdings, Inc.  (“LEXE”): (1) Teamsters Union Local No.

142 Pension Fund v. Barry Diller, et. al.; (2) Plaut v. Diller, et al.; and (3) Steamfitters local 449 Pension Plan v. Diller et al.  These actions asserted, among other things, direct and derivative claims against all current and one former member of the Company’s board of directors and the Company alleging that the individual defendants violated their fiduciary duties by wrongfully causing the Company to enter into certain agreements with the Company’s Executive Chairman, in connection with the Company’s acquisition of LEXE on July 26, 2019.  On September 20, 2019, the court appointed a lead plaintiff and its counsel, and ordered the filing of a consolidated amended complaint. In October 2019, plaintiffs filed a consolidated amended complaint.

Competition and Consumer Matters
For a discussion of certain competition and consumer protection matters see Note 10 – Commitments and Contingencies - Legal Proceedings - Competition and Consumer Matters in the notes to consolidated financial statements.

Part II. Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
In April 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 15 million shares of our common stock. A summary of the repurchase activity for the third quarter of 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
July 1-31, 2019	—	$—	—	12,223
August 1-31, 2019	1,128	128.80	1,128	11,095
September 1-30, 2019	1,173	131.74	1,173	9,922
Total	2,301		2,301
Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 6, 2019	Expedia Group, Inc.

	By:	/s/ Alan Pickerill
Alan Pickerill
Chief Financial Officer