Form 10-K
period 2019-12-31
Expedia Group, Inc.
filed 2020-02-14
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
1111 Expedia Group Way W
Seattle, WA 98119
(Address of principal executive office) (Zip Code)
Registrant’s telephone number, including area code:
(206) 481-7200
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2019, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $15,872,910,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at January 31, 2020 were approximately,
Common stock, $0.0001 par value per share	134,465,673	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares
Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (Proxy Statement)	Part III

Expedia Group, Inc.
Form 10-K
For the Year Ended December 31, 2019

Expedia Group, Inc.
Form 10-K
For the Year Ended December 31, 2019
Part I. Item 1. Business
We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in the section entitled “Risk Factors” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “seek,” “opportunity,” “foreseeable,” “strategy,” “may,” “depends,” “could,” “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation and do not intend to publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
Management Overview
General Description of our Business
Expedia Group, Inc. is an online travel company, empowering business and leisure travelers through technology with the tools and information they need to efficiently research, plan, book and experience travel. We seek to grow our business through a dynamic portfolio of travel brands, including our majority-owned subsidiaries, that feature a broad multi-product supply portfolio — with nearly 1.6 million properties, including over 765,000 of Vrbo's over 2.1 million online bookable alternative accommodations listings, in 200 countries and territories, over 500 airlines, packages, rental cars, cruises, insurance, as well as activities and experiences. Travel suppliers distribute and market products via our desktop and mobile offerings, as well as through alternative distribution channels, our private label business and our call centers in order to reach our extensive, global audience. In addition, our advertising and media businesses help other businesses, primarily travel providers, reach a large multi-platform audience of travelers around the globe.
Our portfolio of brands includes:

•	Expedia.com®, a leading full service online travel brand with localized websites in over 40 countries;

•	Hotels.com®, a leading global lodging expert operating 90 localized websites in 41 languages with its award winning Hotels.com® Rewards loyalty program;

•	Vrbo®, a global online marketplace with a focus on offering unique lodging options for families;

•
Expedia® Partner Solutions, a global business-to-business ("B2B") brand that powers travel offerings for hundreds of leading airlines and hotels, online and offline travel agencies, loyalty and corporate travel companies plus several top consumer brands through its API and template solutions;

•	Egencia®, a leading corporate travel management company;

•	Orbitz®, Travelocity®, and CheapTickets®, leading U.S. travel websites, as well as ebookers®, a full-service travel brand with websites in seven European countries;

•	Hotwire®, a leading online travel website offering great deals for spontaneous travel through its Hot Rate® offer;

•	Wotif Group, a leading portfolio of travel brands in Australia and New Zealand;

•	Expedia® Group Media Solutions, the advertising division of Expedia Group that builds creative media partnerships and digital marketing solutions;

•	trivago®, a leading online hotel metasearch platform with websites in 54 countries worldwide;

•	Expedia Local Expert®, a provider of online and in-market concierge services, activities, experiences and ground transportation in over 7,000 destinations worldwide;

•	CarRentals.com™, a premier online car rental booking company with localized websites in four countries;

•	Classic Vacations®, a top luxury travel specialist;

•
Expedia® CruiseShipCenters®, a provider of exceptional value and expert advice for travelers booking cruises and vacations through its network of more than 290 retail travel agency franchises across North America; and

•	SilverRail Technologies, Inc., provider of a global rail retail and distribution platform connecting rail carriers and suppliers to online and offline travel distributors.
Equity Ownership and Voting Control
As of December 31, 2019, there were 137,075,799 shares of Expedia Group common stock and 5,523,452 shares of Expedia Class B common stock outstanding. Expedia Group stockholders are entitled to one vote for each share of common stock and ten votes for each share of Class B common stock outstanding. As of December 31, 2019, Mr. Diller and The Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation (the “Family Foundation”), on whose board of directors Mr. Diller and certain of his family members serve as directors, collectively owned 100% of Expedia Group’s outstanding Class B common stock (or, assuming conversion of all shares of Class B common stock into shares of common stock, collectively owned approximately 9% of Expedia Group’s outstanding common stock), representing approximately 29% of the total voting power of all shares of Expedia Group common stock and Class B common stock outstanding. Mr. Diller and the Family Foundation acquired the 5,523,452 shares of Expedia Class B common stock they currently own (the “Original Shares”) pursuant to an exchange (the “Exchange”) of the same number of shares of Expedia Group common stock with Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”) in connection with Expedia Group’s acquisition of Liberty Expedia Holdings on July 26, 2019. In addition, pursuant to the Second Amended and Restated Governance Agreement between Expedia Group and Mr. Diller dated as of April 15, 2019 (the “New Governance Agreement”), Mr. Diller has the right (the “Purchase/Exchange Right”), from time to time until April 26, 2020, to acquire up to 7,276,547 shares of Expedia Group Class B common stock by (1) exchange with Expedia Group (or its wholly owned subsidiary) for an equivalent number of shares of Expedia Group common stock or (2) purchase from Expedia Group (or its wholly owned subsidiary) at a price per share equal to the average closing price of Expedia Group common stock for the five trading days immediately preceding notice of exercise (any shares acquired pursuant to the Purchase/Exchange Right, the “Additional Shares”).
As a result of Mr. Diller’s ownership interests and voting power, and the governance arrangements between Mr. Diller and Expedia Group, Mr. Diller is in a position to influence, and potentially control, significant corporate actions, including corporate transactions such as mergers, business combinations or dispositions of assets.
Market Opportunity & Business Strategy
Expedia Group is one of the world’s largest online travel companies, yet our gross bookings represent a single-digit percentage of total worldwide travel spending. Phocuswright estimates global travel spending, inclusive of alternative accommodations at approximately $1.9 trillion in 2020, with an increasing share booked through online channels each year. We have built, and continue to build, a broad and deep supply portfolio.
We believe the strength of our brand portfolio as well as our enhanced product offerings and new channel penetration drives customer demand, which when combined with our global scale and broad based supply, give us a unique advantage in addressing the ongoing migration of travel bookings from offline to online around the world. With our unmatched global audience of travelers, and our deep and broad selection of travel products, there is a rich interplay between supply and demand in our global marketplace that helps us provide value to both travelers planning trips and supply partners wanting to grow their business through a better understanding of travel retailing and consumer demand in addition to reaching consumers in markets beyond their reach. Our primary growth drivers are global expansion, including of our supply portfolio, technology and product innovation, and continued penetration into emerging channels such as mobile applications.
Portfolio of Brands
Expedia Group operates a strong brand portfolio with global reach, targeting a broad range of travelers, travel suppliers and advertisers. Our multi-brand strategy allows us to tailor offerings to target different types of consumers and travel needs, employ different business models and address different markets, among other benefits. For example, Hotwire finds deep discount deals for the budget-minded travel shopper while our Classic Vacations brand targets high-end, luxury travelers. Brand Expedia spans the widest swath of potential customers with multi-product travel options across a broad value spectrum, while our Hotels.com brand focuses specifically on a hotel product offering. In addition, we know that consumers typically visit multiple travel websites prior to booking travel, and having a multi-brand strategy increases the likelihood that those consumers will visit one or more of our websites. We also market to consumers through a variety of channels, including internet search and metasearch and social media websites, and having multiple brands appear in search results also increases the likelihood of attracting visitors.
Brand Expedia. Brand Expedia is a leading full-service online travel brand with localized websites in over 40 countries covering 27 languages offering a wide selection of travel products and services. Through an award-winning mobile app and Expedia-branded websites, travelers have access to the latest technology to manage all aspects of their trips, including airline tickets, lodging, car rentals, cruises, insurance and other travel needs, such as airport transfers, tickets to attractions and tours, from hundreds of thousands of suppliers, on both a standalone and package basis. Across the more than 20 years that Brand Expedia has been helping people travel with confidence and ease, the Company has learned that travelers benefit when Brand Expedia continually improves and optimizes its offering, to ensure that travelers the world over can book the trip they need, in the manner they choose, at any point and save. That commitment has propelled Brand Expedia to a leadership position within travel, and ensures that Brand Expedia can continue to help millions of travelers experience the world.
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
Vrbo. Vrbo (previously HomeAway), operates an online marketplace for the alternative accommodations industry. The Vrbo portfolio includes the vacation rental website Vrbo, which operates localized websites around the world, and HomeAway. In addition, Vrbo operates regional brands around the world and offers software solutions to property managers.
Expedia Partner Solutions. Expedia Partner Solutions is the partner-focused arm of Expedia Group. Expedia Partner Solutions partners with businesses in over 70 countries across a wide range of verticals including corporate travel management, financial institutions, airlines, travel agents and online retailers who remarket Expedia Group rates and availabilities to their travelers. Expedia Partner Solutions' partners can access Expedia Group supply in the way that best suits their business, whether that is a fully customizable environment through Expedia Partner Solutions’ API, Rapid; one of Expedia Partner Solutions’ white label or co-branded ecommerce template solutions Hotels.com for partners; or Expedia.com for partners; or a powerful agent booking tool, Expedia TAAP.
Egencia. Our full-service travel management company offers travel products and services to businesses and their corporate travelers. Egencia maintains a global presence in more than 60 countries across North America, Europe and Asia Pacific. Egencia provides, among other things, a global technology platform coupled with local telephone assistance with expert travel consultants, relevant supply targeted at business travelers, and consolidated reporting for its clients. Egencia charges its corporate clients account management fees, as well as transactional fees for various contacts made as part of the travel process. In addition, Egencia provides on-site agents to some corporate clients to provide in-house, seamless support. Egencia also offers consulting and meeting management services as well as advertising opportunities. We believe the corporate travel sector represents a significant opportunity for Expedia Group through Egencia’s compelling technology solution for businesses seeking to improve employees’ travel experiences and optimize travel costs by moving the focus of the corporate travel program to online and mobile services versus the traditional call center approach.
Orbitz, CheapTickets, ebookers. The Orbitz portfolio of brands includes Orbitz, CheapTickets and ebookers. The Orbitz Reward program allows travelers to instantly earn rewards on flights, hotels and packages that can be instantly redeemed on tens of thousands of hotels worldwide. Budget travel site CheapTickets gives customers more ways to save on their next trip with last minute deals and discounts, and event tickets to top concerts, theater, sporting events and more. ebookers is a leading online travel agent in EMEA offering travelers an array of travel options across flights, accommodations, packages, car hire providers and destination activities. With ebookers, travelers have the flexibility to build their perfect trip by booking a combination of elements in the same place.
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
Wotif Group. Wotif Group is a leading Australian online travel company, comprised of the Wotif.com, lastminute.com.au and travel.com.au brands in Australia, and Wotif.co.nz and lastminute.co.nz in New Zealand. Wotif.com launched in 2000, revolutionizing the way Australians plan and book travel and today, with millions of verified accommodation reviews from Australian and New Zealand travelers, Wotif continues to provide travelers with great value deals on accommodation, flights, car hire, cruise and activities both at home and overseas. Having been in the Australian market for over two decades, Wotif is the go-to for local travel and is committed to supporting the Australian tourism industry, destination marketing organizations and tourism operators to help attract tourists to their region.
trivago. trivago is our majority-owned hotel metasearch company, based in Dusseldorf, Germany. The online platform gives travelers access to price comparisons from more than 400 booking websites for over 4.5 million hotels and other accommodations, including over 3.3 million units of alternative accommodations, in over 190 countries. Officially launched in 2005, trivago is a leading global brand in hotel search and can be accessed worldwide via 54 localized websites and apps in 32 languages. Subsequent to its initial public offering ("IPO") in December 2016, the company is listed on the Nasdaq Global Select Market and trades under the symbol "TRVG."
Expedia Local Expert. Our Expedia Local Expert network offers online and in-market concierge services, activities, experiences, attractions and ground transportation. With access to a growing portfolio that now includes more than 210,000 tours and adventures, LX can be found on approximately 85 Expedia Group websites, and operates more than 200 concierge and activity desks in major resort destinations.
CarRentals.com. CarRentals.com is an online car rental marketing and retail firm offering a diverse selection of car rentals direct to consumers. CarRentals.com is able to provide our customers choices across the globe and help our supply partners expand their marketing reach.
Classic Vacations. Classic offers a full line of accommodations, from mid-tier to luxury (including suites, villas and residences), competitive pricing, first class and private transportation options and unique tours and experiences in Asia, Australia, Canada, Caribbean, Costa Rica, Dubai, Europe, Fiji, Hawaii, Mainland United States, Maldives, Mexico, New Zealand, Oman, Seychelles, Tahiti and the United Arab Emirates. Travel advisors have always relied on Classic to help create exceptional travel experiences for their clients. Travel agents and travelers can preview our product offering through our website www.classicvacations.com.
Expedia CruiseShipCenters. Expedia CruiseShipCenters is North America’s leading cruise specialist, providing a full range of travel products through its network of independently owned retail travel franchises. With over 290 points of sale across North America and a team of over 6,750 professionally-trained vacation consultants, the franchise company has been recognized as a top seller with every major cruise line and is consistently ranked as a top-rated franchise organization year after year.
SilverRail Technologies, Inc. SilverRail technology unites the ecosystem of rail carriers and travel distributors around the world’s most comprehensive rail search and booking platform. The product suite spans the full customer experience: journey planning, booking, payment, ticketing, scheduling, pricing and inventory management, reporting and administration. SilverRail's technology platform, SilverCore, is the world’s first unified platform for global rail distribution, connecting carriers and suppliers to both online and offline travel distributors.
Growth Strategy
Global Expansion. Our Brand Expedia, Hotels.com, Expedia Partner Solution and Egencia brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations in Europe and the Wotif portfolio of brands are focused principally on the Australia and New Zealand markets. The Vrbo portfolio offers alternative accommodations websites all around the world. We own a majority share of trivago, a leading metasearch company. In December 2016, trivago successfully completed its initial public offering and trades on the Nasdaq Global Select Market under the symbol “TRVG.” In addition, we have commercial agreements in place with Trip.com and eLong in China, Traveloka in Southeast Asia, as well as Despegar in Latin America, among many others. In conjunction with the commercial arrangements with Traveloka and Despegar, we have also made strategic investments in both companies. In 2019, approximately 37% of our worldwide gross bookings and 43% of worldwide revenue were through international points of sale. Our strategy includes focus on expanding our global reach, and our goal is to continue to increase our mix of international revenue as we execute on our global expansion plans.
In expanding our global reach, we leverage significant investments in technology, operations, brand building, supplier relationships and other initiatives that we have made since the launch of Expedia.com in 1996. More recently, we have invested in migrating parts of our technology platform to the cloud, as well as focused on expanding our lodging supply, particularly in key international markets. Our scale of operations enhances the value of technology innovations we introduce on behalf of our travelers and suppliers. We believe that our size and scale afford the company the ability to negotiate competitive rates with our supply partners, provide breadth of choice and travel deals to our traveling customers through an expanding supply portfolio and create opportunities for new value added offers for our customers such as our loyalty programs. The size of Expedia Group’s worldwide traveler base makes our websites an increasingly appealing channel for travel suppliers to reach customers. In addition, the sheer size of our user base and search query volume allows us to test new technologies very quickly to determine which innovations are most likely to improve the travel research and booking process, and then roll those features out to our worldwide audience to drive improvements in conversion.
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
Channel Expansion. Technological innovations and developments continue to create new opportunities for travel bookings. In the past few years, each of our brands made significant progress innovating on its mobile websites and mobile applications, contributing to solid download trends, and many of our brands now see more traffic via mobile devices than via traditional PCs and an increasing percentage of transactions are coming through mobile. Mobile bookings continue to present an opportunity for incremental growth as they are often completed with a much shorter booking window than we historically experienced via more traditional online booking methods. Additionally, our brands are implementing new technologies like voice-based search, chatbots and messaging apps as mobile-based options for travelers. In addition, we are seeing significant cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During 2019, more than 40% of transactions across Expedia Group’s retail OTA brands were booked on a mobile device.
Business Models
We make travel products and services available both on a stand-alone and package basis, primarily through the following business models: the merchant model, the agency model and the advertising model. In addition, our Vrbo business facilitates alternative accommodation bookings, earning per transaction commissions, traveler service fees or a combination, and provides subscription-based and other ancillary services to property owners and managers.
Under the merchant model, we facilitate the booking of hotel rooms, alternative accommodations, airline seats, car rentals and destination services from our travel suppliers and we are the merchant of record for such bookings. The majority of our merchant transactions relate to lodging bookings. Under the agency model, we facilitate travel bookings and act as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. We receive commissions or ticketing fees from the travel supplier and/or traveler.
We continue to see closer integration of the agency hotel product with our core merchant product through our Expedia Traveler Preference (ETP) program by offering, for participating hotels, customers the choice of whether to pay Expedia Group in advance under our merchant contract (Expedia Collect) or pay at the hotel at the time of the stay (Hotel Collect). Growth in our ETP contracts has generally resulted in reduced negotiated economics to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, and as we continue to expand the breadth and depth of our global hotel offering, we have made adjustments to our economics in various geographies including changes based on local market conditions. To the extent these dynamics continue, we expect our revenue per room night to remain under pressure in the future.
Through various of our Expedia Group-branded and other multi-product websites, travelers can dynamically assemble multiple component travel packages for a specified period at a lower price as compared to booking each component separately. Packages assembled by travelers through the packaging model on these websites primarily include a merchant hotel component and an air or car component. Travelers typically select packages based on the total package price or by purchasing one product and receiving a discounted price to attach additional products. The use of the merchant travel components in packages and multi-product purchases enable us to make certain travel products available at prices lower than those charged on an individual component basis by travel suppliers without impacting their other pricing models. In addition, we also offer third-party pre-assembled package offerings, primarily through our international points of sale, further broadening our scope of products and services to travelers. We expect the package product to continue to be marketed primarily using the merchant model.
Under the advertising model, we offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings across several of our transaction-based websites, as well as on our majority-owned metasearch site, trivago.
Relationships with Travel Partners
Overview. We make travel products and services available from a variety of hotel companies, property owners and managers, large and small commercial airlines, car rental companies, cruise lines, destination service providers, and other travel partners. We seek to build and maintain long-term, strategic relationships with travel suppliers and global distribution system (“GDS”) partners. An important component of the success of our business depends on our ability to maintain our existing, as well as build new, relationships with travel suppliers and GDS partners.
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
In addition, Vrbo's alternative accommodation listing services includes a set of tools for property owners or managers, which enables them to manage an availability calendar, reservations, inquiries and the content of the listing, as well as provide various other services for property owners or managers to manage reservations or drive incremental sales volume.
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
Marketing and Promotions
Our marketing programs are intended to build and maintain the value of our various brands, drive traffic and ultimately bookings through our various brands and businesses, optimize ongoing traveler acquisition costs and strategically position our brands in relation to one another. Our long-term success and profitability depends on our continued ability to maintain and increase the overall number of traveler transactions flowing through our brand and shared global platforms in a cost-effective manner, as well as our ability to attract repeat customers and customers that come directly to our websites.
Our marketing channels primarily include online advertising, including search engine marketing and optimization as well as metasearch, social media websites, brand advertising through online and offline channels, loyalty programs, mobile apps and direct and/or personalized traveler communications on our websites as well as through direct e-mail communication with our travelers. Our marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from our travel suppliers based on our supplier relationships. Our traveler loyalty programs include Hotels.com Rewards on Hotels.com global websites and Expedia®Rewards on over 40 Brand Expedia points of sale, as well as Orbitz Rewards on Orbitz.com. The cost of these loyalty programs is recorded as a reduction of revenue in our consolidated financial statements.
We also make use of affiliate marketing. Several of our branded websites receive bookings from consumers who have clicked-through to the respective websites through links posted on affiliate partner websites. Affiliate partners can also make travel products and services available on their own websites through a Brand Expedia, Hotels.com or Vrbo co-branded offering or a private label website. Our Expedia Partner Solutions business provides our affiliates with technology and access to a wide range of products and services. We manage agreements with thousands of third-party affiliate partners pursuant to which we pay a commission for bookings originated from their websites.
Operations and Technology
We operate several technology platforms that support our brands. The Brand Expedia technology platform supports our full-service and multi-product brands, including Brand Expedia, Orbitz, Travelocity, Wotif Group, CheapTickets, ebookers and Expedia Local Expert, as well as certain parts of the Hotwire brand. The Hotels.com technology platform supports our hotel-only offering, including Hotels.com and Expedia Partner Solutions. In addition, we operate Egencia, our corporate travel platform; Vrbo, our alternative accommodations platform; and trivago, the metasearch platform.
All of our transaction-based brands share and benefit from our ecommerce platform infrastructure, including customer support, data centers and transaction processing capabilities.
We provide 24-hour-a-day, seven-day-a-week traveler sales and support by telephone or via e-mail. For purposes of operational flexibility, we use a combination of outsourced and in-house call centers. Our call centers are located in several countries throughout the world. We invested significantly in our call center technologies, with the goal of improving customer experience and increasing the efficiency of our call center agents, and have plans to continue reaping the benefits of these investments going forward. In addition, we have continued to invest in technologies to provide automation powered by artificial intelligence, self-service capabilities and online customer service options to our customers through our websites and apps.
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
Regulation
We must comply with laws and regulations relating to the travel industry, the alternative accommodation industry and the provision of travel services, including registration in various states as “sellers of travel” and compliance with certain disclosure requirements and participation in state restitution funds In addition, our businesses are subject to regulation by the U.S. Department of Transportation and must comply with various rules and regulations governing the provision of air transportation, including those relating to advertising and accessibility.
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
We are also subject to consumer protection, privacy and consumer data, labor, economic and trade sanction programs, tax, and anti-trust and competition laws and regulations around the world that are not specific to the travel industry. For example, the California Consumer Privacy Act (CCPA) came into force in January 2020, which applies enhanced data protection requirements in the State of California similar to those that have existed since 2018 under the European Union's General Data Protection Regulation (GDPR). Similar laws are currently under discussion in other jurisdictions. In addition, certain laws and regulations have not historically been applied in the context of online travel companies, so there can be uncertainty regarding how these requirements relate to our business.
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
Employees
As of December 31, 2019, we employed approximately 25,400 full-time and part-time employees. We believe we have good relationships with our employees, including relationships with employees represented by works councils or other similar organizations.

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
The market for the services we offer is increasingly and intensely competitive. We compete with both established and emerging online and traditional providers of travel-related services, including:

•	Online and traditional travel agencies, wholesalers and tour operators;

•	Travel product suppliers, including hotels, airlines and car rental companies;

•	Search engines and large online portal websites;

•	Travel metasearch services;

•	Corporate travel management service providers;

•	Mobile platform travel applications;

•	Social media websites;

•	eCommerce and group buying websites;

•	Alternative accommodation websites; and

•	Other participants in the travel industry.

Online and traditional travel agencies: We face increasing competition from other online travel agencies (“OTAs”) in many regions, such as Booking Holdings and its subsidiaries Booking.com and Agoda.com, and Trip.com, which in some cases may have more favorable offerings for travelers or suppliers, including pricing and supply breadth. In addition, our OTA competitors are increasingly expanding the range of travel services they offer and the global OTA segment continues to consolidate, with certain competitors merging or forming strategic partnerships. We also compete with traditional travel agencies (operating both offline and online), wholesalers and tour operators for both travelers and the acquisition and retention of supply.
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
Search engines and large online portal websites: We also face increasing competition from Google and other search engines. There could be a material adverse impact on our business and financial performance to the extent that Google uses its market position to:

•	Disintermediate online travel agencies or travel content providers by offering comprehensive travel planning, shopping or booking capabilities;

•	Increasingly refer customers directly to suppliers or other favored partners;

•	Increase the cost of traffic directed to our websites:

•	Offer the ability to transact on their own website; or

•	Promote their own competing products by placing their own offerings at the top of organic search results.
In recent years search engines have increased their focus on acquiring or launching travel products that provide increasingly comprehensive travel planning content and direct booking capabilities, comparable to OTAs. For example, Google has continued to add features and functionality to its travel metasearch products (“Google Travel”, “Google Flights”, and “Hotel Ads”), which are growing rapidly, and has integrated reservation functionality into the Hotel Ads product. In addition, Google may be able to leverage the data they collect on users to the detriment of us and other OTAs. Search engines also may continue to expand their voice and artificial intelligence capabilities. To the extent these actions have a negative effect on our search traffic or the cost of acquiring such traffic, our business and financial performance could be adversely affected.
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
Travel metasearch websites: Travel metasearch websites, including Kayak.com (a subsidiary of Booking Holdings), trivago (a majority-owned subsidiary of Expedia Group), TripAdvisor, Skyscanner and Qunar (both are subsidiaries of Trip.com), aggregate travel search results for a specific itinerary across supplier, travel agent and other websites. In addition, some metasearch websites have added or intend to add various forms of direct or assisted booking functionality to their sites in direct competition with certain of our brands. To the extent metasearch websites limit our participation within their search results, or consumers utilize a metasearch website for travel services and bookings instead of ours, our traffic-generating arrangements could be affected in a negative manner, or we may be required to increase our marketing costs to maintain market share, either of which could have an adverse effect on our business and results of operations. In addition, as a result of our majority ownership interest in trivago, we also now compete more directly with other metasearch engines and content aggregators for advertising revenue. To the extent that trivago’s ability to aggregate travel search results for a specific itinerary across supplier, travel agent and other websites is hampered, whether due to its affiliation with us or otherwise, or if OTA advertisers or suppliers choose to limit their participation in trivago’s metasearch marketplace, trivago’s business and therefore our results of operations could be adversely affected and the value of our investment in trivago could be negatively impacted.
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
Applications and social media websites: Applications and social media websites, including Facebook, continue to develop search functionality for data included within their websites and mobile applications, which may in the future develop into an alternative research and booking resource for travelers, resulting in additional competition.
eCommerce and group buying websites: Traditional consumer eCommerce platforms, including Amazon and Alibaba, and group buying websites have periodically undertaken efforts to expand their local offerings into the travel market. For example, traditional consumer eCommerce and group buying websites may add hotel offers or other travel services to their sites. To the extent our travelers use these websites, these websites may create additional competition and could negatively affect our businesses.
Alternative accommodations: Airbnb, Booking Holdings and other providers of alternative accommodations that facilitate the short-term rental of homes and apartments from owners, provide an alternative to hotel rooms and compete with alternative accommodation properties available through Expedia Group brands, including Vrbo. The continued growth of alternative accommodation sources could affect overall travel patterns generally and the demand for our services specifically in facilitating reservations at hotels and alternative accommodations. Furthermore, Airbnb and similar websites could increasingly look to add other travel services, such as tours, activities, hotel and flight bookings, any of which could further extend their reach into the travel market as they seek to compete with the traditional OTAs.
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
We continue to adapt our business to remain competitive, including investing in evolving channels and platforms offering new consumer choices, including inventory types and transactional models, as well as increasing supplier inventory on our existing platforms. If we fail to appropriately adapt to competitive or consumer preference developments, our business could be adversely affected. Our attempts to adapt our current business models or practices or adopt new business models and practices in order to compete may involve significant risks and uncertainties, including distraction of management from current operations, expenses associated with the initiatives, different legal or tax requirements, inadequate return on investments, difficulties and expenses associated with the integration of acquired brands and their inventory onto our platforms, as well as limiting our ability to develop new site features. In addition, adaptations to our business may require significant investments, including changes to our financial systems and processes, which could significantly increase our costs and increase the risk of payment delays and/or non-payments of amounts owed to us from our supplier partners and customers. In addition, these new initiatives may not be successful and may harm our financial condition and operating results.

Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.
We rely heavily on internet search engines such as Google through the purchase of travel-related keywords and through organic search, to generate a significant portion of the traffic to our websites and the websites of our affiliates. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the placement or cost of links to our websites and those of our affiliates can be negatively affected. In addition, a significant amount of traffic is directed to our websites and those of our affiliates through participation in pay-per-click and display advertising campaigns on search engines, including Google, and travel metasearch websites, including Kayak, TripAdvisor and trivago. Pricing and operating dynamics for these traffic sources can change rapidly, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, alter its search algorithms or display of results which could cause a website to place lower in search query results or inhibit participation in the search query results. In particular, Google has in the past, and may continue to in the future, change its algorithms or results in a manner that has negatively affected the search engine ranking, paid and unpaid, of our websites and the websites of our affiliates and those of our third-party distribution partners, which has adversely impacted our business and financial performance. Google has also increasingly added its own travel search functionality and content at the expense of traditional paid listings and organic search results, which may continue to reduce the amount of traffic to our websites or those of our affiliates. If Google or other search or metasearch companies continue to pursue these or similar strategies, which is out of our control, or we do not successfully manage our paid and unpaid search strategies, we could face a significant decrease in traffic to our websites and/or increased costs related to replacing unpaid traffic with paid traffic.
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
No assurances can be given that travel suppliers will elect to participate in our platform, or that our compensation, access to inventory or access to inventory at competitive rates will not be further reduced or eliminated in the future, or that travel suppliers will not reduce the cost of their products or services (for example, average daily rates (“ADRs”) or ticket prices); attempt to implement costly direct connections; charge us for or otherwise restrict access to content; increase credit card fees or fees for other services; fail to provide us with accurate booking information or otherwise take actions that would increase our operating expenses. Any of these actions, or other similar actions, could reduce our revenue and margins thereby adversely affecting our business and financial performance.
Declines or disruptions in the travel industry could adversely affect our business and financial performance.
Our business and financial performance are affected by the health of the worldwide travel industry. Travel expenditures are sensitive to personal and business-related discretionary spending levels, tending to decline or grow more slowly during economic downturns, as well as to disruptions due to other factors, including those discussed below. Decreased travel expenditures could reduce the demand for our services, thereby causing a reduction in revenue.
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
Further economic weakness and uncertainty may result in significantly decreased spending on our services by both business and leisure travelers, which may have a material adverse impact on our business and financial performance. Political instability, including the United Kingdom withdrawal from the European Union ("Brexit"), bans on travel from certain countries to the United States, geopolitical conflicts, trade disputes, significant fluctuations in currency values, sovereign debt issues and macroeconomic concerns are examples of events that contribute to a somewhat uncertain economic environment, which could have a negative impact on the travel industry in the future.
Our business is also sensitive to fluctuations in hotel supply, occupancy and ADRs, decreases in airline capacity, periodically rising airline ticket prices and the imposition of taxes or surcharges by regulatory authorities, all of which we have experienced historically.

Other factors that could negatively affect our business, potentially materially, include:

•	Travel-related health events, such as the 2019 Novel Coronavirus, Ebola, H1N1, MERS-CoV, SARs, avian flu, or similar outbreaks, which may have global impacts;

•	Significant changes in oil prices;

•	Continued air carrier and hotel chain consolidation;

•	Reduced access to discount airfares;

•	Travel-related strikes or labor unrest, bankruptcies or liquidations;

•	Increased incidents of actual or threatened terrorism;

•
Periods of political instability, geopolitical conflict or heightened local or regional crime activity, resulting in additional restrictions on travel or travelers becoming concerned about safety issues;

•	Uncertainties and effects of Brexit, including financial, legal, tax and trade implications;

•	Natural disasters or events such as severe weather conditions, widespread fires, volcanic eruptions, hurricanes or earthquakes;

•	Changes in regulations, policies or conditions related to sustainability, including climate change;

•	Travel-related accidents or the grounding of aircraft due to safety concerns; and

•	Changes to visa and immigration requirements or border control policies.
Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers and decrease demand. Decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business, working capital and financial performance over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as severe weather conditions, actual or threatened terrorist activity, war or travel-related health events, could result in significant additional costs and decrease our revenues leading to constrained liquidity if we, as we have done historically in the case of severe weather conditions and travel-related health events, provide relief to affected travelers by refunding the price or fees associated with airline tickets, hotel reservations and other travel products and services.
With respect to the 2019 Novel Coronavirus outbreak specifically, we currently expect that our first quarter 2020 financial results will be negatively impacted, potentially to a material degree. In addition, as of the time of this Annual Report on Form 10-K, we expect the 2019 Novel Coronavirus will continue to negatively impact our businesses beyond the first quarter of 2020, but the extent and duration of such impacts over the longer term remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the coronavirus, the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel behavior.
We rely on the value of our brands, and the costs of maintaining and enhancing our brand awareness are increasing.
We invest considerable financial and human resources in our brands in order to retain and expand our customer base in existing and emerging markets. We expect that the cost of maintaining and enhancing our brands will continue to increase due to a variety of factors, including:

•	Increased spending from our competitors;

•	Promotional and discounting activities;

•	Our growing customer loyalty programs;

•	Supporting multiple brands and the impact of competition among our multiple brands;

•	Expanding our marketing efforts in certain geographies and developing new products;

•	Inflation in media pricing, including search engine keywords; and

•	Continued emergence of search and metasearch engines.
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

Our efforts to preserve and enhance consumer awareness of our brands may not be successful, and, even if we are successful in our branding efforts, such efforts may not be cost-effective, or as efficient as they have been historically, resulting in less direct traffic and increased customer acquisition costs. Moreover, branding efforts with respect to some brands within the Expedia Group portfolio have in the past and may in the future result in marketing inefficiencies and negatively impact growth rates of other brands within our portfolio. In addition, our decisions over allocation of resources and choosing to invest in branding efforts for certain brands in our portfolio at the expense of not investing in, or reducing our investments in, other brands in our portfolio could have an overall negative financial impact. If we are unable to maintain or enhance consumer awareness of our brands and generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.
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
In addition, credit card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards and include payment card association operating rules, the Payment Card Industry Data Security Standards, or the PCI DSS. Under these rules, we are required to adopt and implement internal controls over the use, storage and security of card data. We assess our compliance with the PCI DSS rules on a periodic basis and make necessary improvements to our internal controls. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may lose our ability to accept credit and debit card payments from our customers, or facilitate other types of online payments, and be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and our business and operating results could be adversely affected. For existing and future payment options we offer to both our customers and suppliers, we are and may increasingly be subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes, such as the EU’s Payment Services Directive 2), that could result in significant costs to us and our suppliers and reduce the ease of use of our payments options.
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
We could be harmed by the activities of third parties we do not control. We work closely with business partners, including in connection with significant commercial arrangements and joint ventures, and through our Expedia Partner Solutions business. We also rely on third-party service providers for certain customer care, fulfillment, processing, systems development, technology and other services, including, increasingly, travel care and information technology services. If these partners or third-party service providers experience difficulty, fail to meet our requirements or standards or the requirements or standards of applicable laws or governmental authorities, or experience information security breaches affecting our customers it could damage our reputation, make it difficult for us to operate some aspects of our business, or expose us to liability for their actions which could have an adverse impact on our business and financial performance. Likewise, if the third-party service providers upon which we rely were to cease operations, temporarily or permanently, face financial distress or other business disruption, we could suffer increased costs and delays in our ability to provide similar services until an equivalent service provider could be found or we could develop replacement technology or operations, any of which could also have an adverse impact on our business and financial performance.
Our international operations involve additional risks and our exposure to these risks will increase as our business expands globally.
We operate in a number of jurisdictions outside of the United States and intend to continue to expand our international presence. As we have expanded globally, our international (non-U.S.) revenue has increased from 39% in 2010 to 43% in 2019. In foreign jurisdictions, we face complex, dynamic and varied risk landscapes. As we begin to operate in new markets and countries, we must tailor our services, business models and functional compliance structures to the unique circumstances of such countries and markets, which can be complex, difficult, costly and divert management and personnel resources. Laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses or our failure to adapt our practices, systems, processes and business models effectively to the traveler and supplier preferences (as well as the regulatory and tax landscapes) of each country into which we expand, could slow our growth. For example, to compete in certain international markets we have in the past, and may in the future, adopt locally-preferred payment methods, which has increased our costs and instances of fraud. Certain international markets in which we operate have lower margins than more mature markets, which could have a negative impact on our overall margins as our revenues from these markets grow over time.
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

•	Costs associated with remediating fraud, information security, or other similar incidents at an acquired company;

•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from our acquisitions;

•	Costs associated with litigation or other claims arising in connection with the acquired company;

•	Increased or unexpected costs or delays to obtain governmental or regulatory approvals for acquisitions;

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
Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular, the contributions of Barry Diller, our Chairman and Senior Executive, and Peter Kern, our Vice Chairman, are critical to the overall management of the company. Since the departure of the Company’s Chief Executive Officer in December 2019, Messrs. Diller and Kern have overseen the Company’s executive leadership team and managed day-to-day operations, while the Board of Directors determines the long-term leadership of the Company.
Our future success will depend on the performance of our senior management and key employees. Expedia Group cannot ensure that it will be able to retain the services of Mr. Diller, Mr. Kern or any other member of our senior management or key employees, the loss of whom could seriously harm our business. We do not maintain any key person life insurance policies.
Competition for well-qualified employees in certain aspects of our business, including software engineers, developers, product management personnel, development personnel, and other technology professionals, also remains intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. For example, additional barriers to or restrictions on travel for professional or personal purposes, such as those in the United States in early 2017, may cause significant disruption to our businesses or negatively affect our ability to attract and retain employees on a global basis. In addition, we moved our corporate headquarters from Bellevue, Washington to Seattle, Washington in late 2019, which could negatively affect our ability to attract and retain certain employees. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.
We may not achieve some or all of the expected benefits of our plans to increase our operational efficiencies and our restructuring efforts may adversely affect our business.
During 2019, we initiated a restructuring of portions of our global workforce in an effort to simplify and streamline our organization, improve our cost structure and the operation of our overall businesses, and in February 2020, we announced our intention to pursue operating cost savings by further simplifying our organization, streamlining priorities and operating more efficiently.
We may not achieve our targeted operational cost savings, improvements and efficiencies, which could adversely impact our results of operations and financial condition. In addition, implementing any restructuring plan presents significant potential risks that may impair our ability to achieve anticipated operating improvements and/or cost reductions. These risks include, among others, higher than anticipated costs in implementing our restructuring plans, management distraction from ongoing business activities, failure to maintain adequate controls and procedures while executing our restructuring plans, damage to our reputation and brand image. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale and productivity, or our ability to attract and retain highly skilled employees. Any of these consequences could adversely impact our business.
Legal and Regulatory Risks
Our alternative accommodations business is subject to regulatory risks, which could have a material adverse effect on our operations and financial results.
Our alternative accommodations business has been, and continues to be, subject to regulatory developments that affect the alternative accommodation industry and the ability of companies like us to list those alternative accommodations online. For example, certain domestic and foreign jurisdictions have adopted or are considering statutes or ordinances that prohibit or limit the ability of property owners and managers to rent certain properties for fewer than 30 consecutive days, or that regulate short term rental platforms’ ability to list alternative accommodations, including prohibiting the listing of unlicensed properties. Other domestic and foreign jurisdictions may introduce similar regulations. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term rentals. In addition, many of the laws that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and the alternative accommodation industry, which creates a risk of those laws being interpreted in ways not originally intended that could burden property owners and managers or otherwise harm our business.
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
For example, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce that may relate to liability for information retrieved from or transmitted over the internet, display of certain taxes and fees, online editorial and user-generated content, user privacy, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services. Furthermore, the growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally. Additionally, some jurisdictions have implemented or are considering implementing regulations that restrict or could restrict access to city centers and popular destinations as well as impact our ability to offer accommodations, such as by limiting the construction of new hotels or renting of alternative accommodations.
Likewise, the SEC, Department of Justice (“DOJ”) and Office of Foreign Assets Controls (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. U.S. economic sanctions relate to transactions with designated foreign countries, including Cuba, Iran, North Korea, Syria and nationals and others of those countries, Ukraine/Russia related sanctions, as well as certain specifically targeted individuals and entities. We believe that our activities comply with OFAC, European Union, United Kingdom and other regulatory authorities’ economic sanction and trade regulations, as well as anti-money laundering anti-corruption regulations, and export controls, including the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act, the UK Criminal Finances Act and the U.S. Export Administration Regulations. As regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities. For example, on May 17, 2019, we entered into a settlement agreement with OFAC regarding 2,221 potentially non-compliant Cuba-related travel transactions that occurred between 2011-2014, which we voluntarily disclosed to OFAC in 2014. In connection with the settlement agreement, we made significant enhancements to our economic sanctions compliance program and associated controls. OFAC agreed to release us, without any finding of fault, from all civil liability in connection with the potential violations. In the event our controls should fail or are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal money penalties, litigation and damage to our reputation and the value of our brands. We also have been subject, and we will likely be subject in the future, to inquiries or legal proceedings from time to time from regulatory bodies concerning compliance with economic sanctions, consumer protection, competition, tax and travel industry-specific laws and regulations, including but not limited to investigations and legal proceedings relating to the travel industry and, in particular, parity provisions in contracts between hotels and online travel companies, including Expedia Group, and the presentation of information to consumers, as described in Part I, Item 3, Legal Proceedings - Competition and Consumer Matters. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers which, if material, could adversely affect our business, financial condition and results of operations. Furthermore, if such laws and regulations are not enforced equally against other competitors in a particular market, our compliance with such laws may put us at a competitive disadvantage vis-à-vis competitors who do not comply with such requirements. We are unable at this time to predict the timing or outcome of these various investigations and lawsuits or similar future investigations or lawsuits, and their impact, if any, on our business and results of operations.
The promulgation of new laws, rules and regulations, or the new or changed interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we provide travel services could require us to change certain aspects of our business, operations and commercial relationships to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject the Company to additional liabilities.
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
The application of various domestic and international income and non-income, including digital service, tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable taxing authorities. These taxing authorities have become more aggressive in their interpretation and/or enforcement of such laws, rules and regulations over time, as governments are increasingly focused on ways to increase revenues. This has contributed to an increase in audit activity and harsher stances by tax authorities and has also resulted in legislative action, including new taxes on digital services and revenue and through other indirect taxes. As such, additional taxes or other assessments may be in excess of our current tax reserves, result in double taxation, multiple levels of taxation, or may require us to modify our business practices, and incur additional cost to comply, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
We have in the past been required, and may in the future be required, in certain domestic and foreign jurisdictions to pay any such tax assessments prior to contesting their validity. The payments may be substantial. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. If we prevail in the litigation for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. A description of recent significant “pay-to-play” payments and refunds, as well as ongoing tax inquiries or audits in other “pay-to-play” jurisdictions, is included in NOTE 17 — Commitments and Contingencies in the notes to the consolidated financial statements.
Significant judgment and estimation is required in determining our worldwide tax liabilities. In the ordinary course of our business, there are transactions and calculations, including intercompany transactions and cross-jurisdictional transfer pricing, for which the ultimate tax determination is uncertain or otherwise subject to interpretation. Tax authorities may disagree with our intercompany charges, including the amount of or basis for such charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. For example, in 2019, the IRS notified us of a proposed adjustment relating to transfer pricing with our foreign subsidiaries in connection with the examination of the 2011-2013 tax years. Although we disagree with the IRS’ position and are challenging the adjustments, the ultimate resolution is uncertain and, if resolved in a manner unfavorable to us, may adversely affect our financial results. We believe our tax estimates are reasonable, however, the final determination of tax audits could be materially different from our historical tax provisions and accruals in which case we may be subject to additional tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our cash flows, financial condition and results of operations. Additionally, jurisdictions seeking to tax the same income may disagree and relief may not be available through competent authority or other mechanisms resulting in double taxation, multiple levels of taxation, or additional obligations, prospectively or retrospectively which could subject us to additional material tax, interest, and penalties.
Brexit may create additional indirect tax implications for our business. There is uncertainty as to the terms of the withdrawal of the United Kingdom from the European Union and the operation and application of relevant tax laws in the context of the withdrawal agreement scenarios. Depending upon the outcome, we may have a material and adverse impact to our business.
The enactment of legislation implementing changes in taxation of domestic or international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could materially affect our financial position and results of operations.
Many of the underlying laws, rules or regulations imposing taxes and other obligations were established before the growth of the digital economy. Certain jurisdictions have enacted new tax laws, rules and regulations directed at the digital economy and multi-national businesses. If existing tax laws, rules or regulations are amended, or if new unfavorable tax laws, rules or regulations are enacted, including with respect to occupancy, sales, value-added taxes, digital services tax, withholding taxes, revenue based taxes, unclaimed property, or other tax laws applicable to the digital economy or multi-national businesses, the results of these changes could increase our tax liabilities. Possible outcomes include double taxation, multiple levels of taxation, or additional obligations, prospectively or retrospectively, including the potential imposition of interest and penalties. Demand for our products and services could decrease if we pass on such costs to the consumer, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. The outcome of these changes could have an adverse effect on our business or financial performance.
Some jurisdictions have enacted laws that require online digital platforms to report user activity or collect and remit taxes from some or all of the travel suppliers listing on the online platform or for which we make remittances. We periodically receive requests from tax authorities for information regarding accommodation providers listing on some of our sites as well as traveler information along with details of certain transactions booked through our sites, and in some cases we have been legally obligated to provide this data. The cost or potential lack of ability to comply with these new rules and information requests may harm our business.
Corporate tax reform, base-erosion prevention efforts and tax transparency continue to be high priorities in many tax jurisdictions. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in several jurisdictions. For example, the 2017 Tax Cut and Jobs Act (“Tax Act”) reformed U.S. corporate income taxes and, among other things, reduced the U.S. corporate income tax rate from 35% to 21%, but imposed base-erosion prevention measures as well as a one-time mandatory deemed repatriation tax on accumulated foreign earnings. In general, changes in tax laws may affect our tax rate, increase our tax liabilities, carrying value of deferred tax assets, or our deferred tax liabilities.
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
Over the past two years, the OECD has proposed measures to address the application of corporate tax to companies operating in the digital economy. As the OECD continues its evaluation, several territories both within and outside the European Union (“EU”) have enacted or proposed measures to introduce new digital services taxes on companies, such as the 3% digital services tax in France. These taxes are incremental to the taxes historically incurred by the Company and result in taxation of the same revenue in multiple countries. The enacted and proposed measures could have an adverse effect on our business or financial performance.
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
We continue to work with, as appropriate, relevant governmental authorities and legislators to clarify our obligations under existing, new and emerging tax laws, rules and regulations. However, due to the increasing pace of legislative changes and the large scale of our business activities any substantial changes in tax policies, enforcement activities or legislative initiatives may materially and adversely affect our business, the amount of taxes we are required to pay, our financial condition and results of operations generally.
We are involved in various legal proceedings and may experience unfavorable outcomes, which could adversely affect our business and financial condition.
We are involved in various legal proceedings and disputes involving taxes, personal injury, contract, alleged infringement of third-party intellectual property rights, antitrust, consumer protection, securities laws, and other claims, including, but not limited to, the legal proceedings described in Part I, Item 3, Legal Proceedings. These matters may involve claims for substantial amounts of money or for other relief that might necessitate changes to our business or operations. The defense of these actions has been, and will likely continue to be, both time consuming and expensive and the outcomes of these actions cannot be predicted with certainty. Determining reserves for pending litigation is a complex, fact-intensive process that requires significant legal judgment. It is possible that unfavorable outcomes in one or more such proceedings could result in substantial payments that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period.
We cannot be sure that our intellectual property and proprietary information is protected from copying or use by others, including potential competitors.
Our websites and mobile applications rely on content, brands, domain names and technology, much of which is proprietary. We establish and protect our intellectual property by relying on a combination of trademark, domain name, copyright, trade secret and patent laws in the U.S. and other jurisdictions, license and confidentiality agreements, and internal policies and procedures. In connection with our license agreements with third parties, we seek to control access to, and the use and distribution of, our proprietary information and intellectual property. Even with these precautions, however, it may be possible for another party to copy or otherwise obtain and use our intellectual property without our authorization or to develop similar intellectual property independently. Effective trademark, domain name, copyright, patent and trade secret protection may not be available in every jurisdiction in which our services are available and policing unauthorized use of our intellectual property is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation or infringement of intellectual property. Any misappropriation or violation of our rights could have a material adverse effect on our business. Furthermore, we may need to go to court or other tribunals to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention.
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
We depend on the use of sophisticated information technologies and systems in many areas of our business including technology and systems used for website and mobile applications, reservations, customer service, supplier connectivity, marketing, communications, procurement, payments, tax collection and remittance, fraud detection and administration. As our operations grow in size, scope and complexity, we must continuously improve and upgrade our systems and infrastructure to offer an increasing number of travelers enhanced products, services, features and functionality, while maintaining or improving the reliability and integrity of our systems and infrastructure.
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
In addition, we may not be successful, or may be less successful than our current or new competitors, in developing technology that operates effectively across multiple devices and platforms and that is appealing to consumers, either of which would negatively impact our business and financial performance. New developments in other areas, such as cloud computing and software as a service solutions, could also make it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner.
We have been engaged in a multi-year effort to migrate key portions of our consumer, affiliate and corporate travel sites, and back office application functionality, to new technology platforms, such as cloud computing services, to enable us to improve conversion, innovate more rapidly, achieve better search engine optimization and improve our site merchandising and transaction processing capabilities, among other anticipated benefits. Implementations and system enhancements such as these have been in the past, and may continue to be in the future, more time consuming and expensive than originally anticipated, and the resources devoted to those efforts have adversely affected, and may continue to adversely affect, our ability to develop new site features. In addition, during the migration process the sites have in the past, and may continue in the future, to experience reduced functionality, decreases in conversion rates, and increased costs relating to maintaining redundant systems. Also, we may be unable to devote financial resources to new technologies and systems, or enhancements to existing infrastructure, technologies and systems, in the future. Overall, these implementations and systems enhancements may not achieve the desired results in a timely manner, to the extent anticipated, or at all. If any of these events occur, our business and financial performance could suffer.

System interruption, security breaches and the lack of redundancy in our information systems may harm our businesses.
We rely on information technology systems, including the internet and third-party hosted services, to support a variety of business processes and activities and to transmit and store data, including booking transactions, intellectual property, our proprietary business information and that of our suppliers and business partners, personally identifiable information of our customers and employees, and invoicing information and the collection of payments, accounting, procurement, and supply chain activities. In addition, we rely on our information technology systems to process financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax requirements. The risk of a cybersecurity-related attack, intrusion, or disruption, including through spyware, viruses, phishing, denial of service and similar attacks by criminal organizations, hacktivists, foreign governments, and terrorists, is persistent. In addition, as we continue to migrate legacy systems to new or existing information technology systems, we increase the risk of system interruptions. We have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent us from efficiently fulfilling orders or providing services to third parties. These interruptions could include security intrusions and attacks on our systems for fraud or service interruption. Significant interruptions, outages or delays in our internal systems, or systems of third parties that we rely upon - including multiple co-location providers for data centers, cloud computing providers for application hosting, and network access providers - and network access, or deterioration in the performance of such systems, would impair our ability to process transactions, decrease our quality of service that we can offer to our customers, damage our reputation and brands, increase our costs and/or cause losses. Additionally, as part of our technology migration, we are becoming increasingly reliant upon Amazon Web Services as a single cloud computing infrastructure platform, and any disruption to our use of Amazon Web Services could negatively impact our business operations.
Potential security breaches to our systems or the systems of our service providers, whether resulting from internal or external sources, could significantly harm our business. We devote significant resources to network security, monitoring and testing, employee training, and other security measures, but there can be no guarantee that these measures will prevent all possible security breaches or attacks. A party, whether internal or external, that is able to circumvent our security systems could misappropriate customer or employee information, intellectual property, proprietary information or other business and financial data or cause significant interruptions in our operations. We will need to continue to expend additional significant resources to protect against security breaches or to address problems caused by breaches, and a security breach resulting in the reduction of website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, are often not recognized until launched against a target, and may originate from less regulated or remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions or pursuant to our contractual arrangements with payment card processors for associated expenses and penalties. Security breaches could also cause travelers and potential users and our business partners to lose confidence in our security, which would have a negative effect on the value of our brands. Our failure to quickly respond to or adequately protect against attacks or intrusions, whether for our own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on financial performance.
In addition, no assurance can be given that our backup systems or contingency plans will sustain critical aspects of our operations or business processes in all circumstances. Furthermore, many other systems are not fully redundant and our disaster recovery or business continuity planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact or interrupt computer or communications systems or business processes at any time. Although we have put measures in place to protect certain portions of our facilities and assets, any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services to our travelers and/or third parties for a significant period of time. In addition, any remediation efforts may be costly for which we may not have adequate insurance to cover such losses or costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.
We process, store and use customer, supplier and employee personal, financial and other data, which subjects us to risks stemming from possible failure to comply with governmental regulation and other legal obligations, as well as litigation and reputational risks associated with the failure to protect such data from unauthorized use, theft or destruction.
We process, store and use customer and employee personal, financial and other data obtained from users of our websites and mobile applications and from our administrative functions. There are numerous laws regarding the storing, sharing, use, processing, disclosure and protection of customer and employee personal, financial and other data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. It is possible, however, that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or the practices of our businesses, and we may have difficulty complying with strict timelines imposed by jurisdictions for these obligations.
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
The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. Some U.S. states, including California, have passed comprehensive privacy legislation or are considering privacy legislation. In addition, the European Union’s recently adopted privacy and data security regulation, the General Data Protection Regulation, or GDPR, that went into effect in May 2018, requires companies to implement and remain compliant with regulations regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. At least 12 additional countries in Asia, Eastern Europe and Latin America have passed or are considering similar privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted. Some jurisdictions have also adopted regulations governing the use of “cookies” by websites serving consumers, which could adversely impact the way we serve customers and advertise in these jurisdictions. We have invested, and expect to continue to invest, significant resources to comply with the GDPR and other privacy laws and regulations. Failure to meet any of the requirements of these laws and regulations could result in significant penalties or legal liability, adverse publicity and/or damage to our reputation, which could negatively affect our business, results of operations and financial condition.
Financial and Market Risks
We have foreign exchange risk.
We conduct a significant and growing portion of our business outside the United States. As a result, we face exposure to movements in currency exchange rates, particularly those related to the British pound sterling, euro, Canadian dollar, Australian dollar, Thai baht, Brazilian real, and Nordic currencies.
These exposures include but are not limited to re-measurement gains and losses from changes in the value of foreign denominated monetary assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; fluctuations in accommodation revenue due to relative currency movements from the time of booking to the time of stay; planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur; and the impact of relative exchange rate movements on cross-border travel such as from Europe to the United States and the United States to Europe.
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
The market price of our common stock is highly volatile and could continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	Quarterly variations in our operating and financial results;

•	Operating and financial results that vary from the expectations of securities analysts and investors, including failure to deliver returns on investments or key initiatives;

•	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	Rating agency credit rating actions or pronouncements;

•	Reaction to our earnings releases and conference calls, or presentations by executives at investor and industry conferences;

•	Worldwide macro-economic and financial market conditions, and fluctuations in currency exchange rates;

•	Changes in our capital or governance structure;

•	Changes in the stock price or market valuations of trivago, our majority-owned, publicly traded subsidiary, whose stock price is also highly volatile;

•	Changes in market valuations of other internet or online service companies, or other peer companies;

•	Changes in device and platform technologies and search industry dynamics, such as key word pricing and traffic, or other changes that negatively affect our ability to generate traffic to our websites;

•	Announcements of dividends or changes in the amount or frequency of our dividends;

•	Announcements by us or our competitors of technological innovations, new services or promotional and discounting activities;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major travel supplier, such as an airline, hotel or car rental chain;

•	Changes in the status of our intellectual property rights;

•	Lack of success in the expansion of our business model geographically;

•	Claims or proceedings against us or adverse developments or decisions in pending proceedings;

•	Significant security breaches;

•	Additions or departures of key personnel;

•	Rumors or public speculation about any of the above factors; and

•	Price and volume fluctuations in the stock markets in general.
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
We have outstanding long-term indebtedness, excluding current maturities, with a face value of $4.2 billion and we have a $2.0 billion unsecured revolving credit facility as of December 31, 2019. Risks relating to our indebtedness include:

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
We are exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to our bank deposits and investments, foreign exchange risk management, insurance coverages, and letters of credit. As it relates to deposits, as of December 31, 2019, we held cash in bank depository accounts of approximately $2.3 billion (primarily in Bank of America, The Bank of Tokyo-Mitsubishi UFJ, BNP Paribas, HSBC, JPMorgan Chase, and Standard Chartered Bank) and held term deposits of approximately $1.3 billion at financial institutions including, Australia and New Zealand Banking Group Limited, HSBC, Mizuho Bank Ltd., The Bank of Nova Scotia, and Sumitomo Mitsui Banking Corporation. Additionally, majority-owned subsidiaries held cash of approximately $151 million (primarily in BNP Paribas and Deutsche Bank) and held term deposits of approximately $118 million at Deutsche Bank. As it relates to foreign exchange, as of December 31, 2019, we were party to forward contracts with a notional value of approximately $3.2 billion, the fair value of which was a liability of approximately $8 million. The counterparties to these contracts were primarily Australia and New Zealand Banking Group, Bank of America, JP Morgan Chase, Citibank, HSBC, Royal Bank of Canada, US Bank, Mizuho Bank Ltd., Standard Chartered Bank, Societe Generale, and Wells Fargo. We employ forward contracts to hedge a portion of our exposure to foreign currency exchange rate fluctuations. At the end of the deposit term or upon the maturity of the forward contracts, the counterparties are obligated, or potentially obligated in the case of forward contracts, to return our funds or pay us net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these term deposits or forward contracts. In addition, we face significant credit risk and potential payment delays with respect to non-financial contract counterparties including our Expedia Partner Solutions and Vrbo partners, which may be exacerbated by economic downturns. The realization of any of these risks could have an adverse impact on our business and financial performance.
Governance Risks
Mr. Diller may be deemed to beneficially own shares representing approximately 29% of the outstanding voting power of Expedia Group, and has the right to purchase or exchange for additional shares of Expedia Group Class B common stock.
As of December 31, 2019, Mr. Diller may be deemed to have beneficially owned 100% of Expedia Group’s outstanding Class B common stock, representing approximately 29% of the total voting power of all shares of Expedia Group common stock and Class B common stock outstanding. In addition, pursuant to his Purchase/Exchange Right, Mr. Diller has the right to purchase from Expedia Group, or exchange with Expedia Group an equivalent number of shares of Expedia Group common stock for, an additional 7,276,547 shares of Expedia Class B common stock. Assuming the exercise of such right in full by Mr. Diller (and assuming he is deemed to beneficially own the Expedia Group shares held by the Family Foundation), Mr. Diller would beneficially own shares of Expedia Group Class B common stock collectively representing approximately 50% of the total voting power of all outstanding shares of Expedia Group common stock and Expedia Group Class B common stock, assuming a total of approximately 130 million shares of Expedia Group common stock and 12,799,999 shares of Expedia Group Class B common stock outstanding immediately following the exercise of such right if Mr. Diller were to exercise his Purchase/Exchange right solely by exchanging shares of Expedia Group common stock acquired in the open market (or otherwise, other than from Expedia Group). If Mr. Diller were to acquire the Additional Shares through cash purchases directly from Expedia Group, Mr. Diller would beneficially own shares of Expedia Group Class B common stock collectively representing approximately 48% of the total voting power of all outstanding shares of Expedia Group common stock and Expedia Group Class B common stock.
In the future, Mr. Diller’s ownership percentage in Expedia Group could increase if he exercises his Purchase/Exchange Right or buys additional shares of Expedia Group common stock in open market purchases or otherwise, or if Expedia Group repurchases shares of its common stock. However, upon transfer, any Additional Shares will automatically convert into Expedia Group common stock unless Mr. Diller retains sole voting control over such transferred Additional Shares. Additionally, all Additional Shares will automatically convert into shares of Expedia Group common stock immediately following the earliest of (a) Mr. Diller’s death or disability, (b) such time as Mr. Diller no longer serves as Chairman or Senior Executive of Expedia Group, other than as a result of his removal (other than for “cause” as defined in the New Governance Agreement), or failure to be nominated or elected when he is willing to serve in such position, and (c) aggregate transfers by Mr. Diller (or certain limited permitted transferees of Mr. Diller) of Original Shares exceeding 5% of the outstanding voting power of Expedia Group.
Therefore, while it is possible that Mr. Diller may at some point in the future beneficially own more than 50% of the outstanding voting power of Expedia Group, the provisions of the New Governance Agreement and Expedia Group’s amended and restated certificate of incorporation provide that following one of the triggers described above, the number of shares of Expedia Group Class B common stock outstanding and acquired by Mr. Diller and the Family Foundation in the Exchange or pursuant to the Purchase/Exchange Right will not exceed approximately 5.5 million shares of Expedia Group Class B common stock, or approximately 29% of the total voting power of Expedia Group based on approximately 137 million shares of Expedia Group common stock and approximately 5.5 million shares of Expedia Group Class B common stock outstanding as of December 31, 2019. Moreover, under the New Governance Agreement and Expedia Group’s amended and restated certificate of incorporation, subject to limited exception, no current or future holder of Original Shares or Additional Shares may participate in, or vote in favor of, or tender shares into, any change of control transaction involving at least 50% of the outstanding shares or voting power of capital stock of Expedia Group, unless such transaction provides for the same per share consideration and mix of consideration (or election right) and the same participation rights for shares of Expedia Group Class B common stock and shares of Expedia Group common stock. Additionally, the New Governance Agreement does not provide Mr. Diller with any consent rights over corporate actions or matters.
Mr. Diller is also currently the Chairman of Expedia Group’s Board of Directors and Senior Executive of Expedia Group. Expedia Group’s amended and restated certificate of incorporation provides that the Chairman of the Board may only be removed without cause by the affirmative vote of at least 80% of the entire Board of Directors, which provision may not be amended, altered changed or repealed, or any provision inconsistent therewith adopted, without the approval of at least (1) 80% of the entire Board of Directors and (2) 80% of the voting power of Expedia Group’s outstanding voting securities, voting together as a single class.

As a result of Mr. Diller’s ownership interests and voting power, and the governance arrangements between Mr. Diller and Expedia Group, Mr. Diller is in a position to influence, and potentially control, significant corporate actions, including corporate transactions such as mergers, business combinations or dispositions of assets. Additionally, in the future, another holder of the Original Shares might have such a position of influence by virtue of ownership interests in the Original Shares. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to Expedia Group stockholders.
Actual or potential conflicts of interest may develop between Expedia Group management and directors, on the one hand, and the management and directors of IAC, on the other.
Mr. Diller serves as our Chairman of the Board of Directors and Senior Executive, while retaining his role as Chairman of the Board of Directors and Senior Executive of IAC/InterActiveCorp, or IAC. Ms. Clinton and Messrs. Kaufman and von Furstenberg also serve as members of the Board of Directors of both Expedia Group and IAC. These overlapping relationships could create, or appear to create, potential conflicts of interest for the directors or officers when facing decisions that may affect both IAC and Expedia Group. Mr. Diller in particular may also face conflicts of interest with regard to the allocation of his time between the companies.
Our amended and restated certificate of incorporation provides that no officer or director of Expedia Group who is also an officer or director of IAC will be liable to Expedia Group or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to IAC instead of Expedia Group, or does not communicate information regarding a corporate opportunity to Expedia Group because the officer or director has directed the corporate opportunity to IAC. This corporate opportunity provision may have the effect of exacerbating the risk of conflicts of interest between the companies because the provision effectively shields an overlapping director/executive officer from liability for breach of fiduciary duty in the event that such director or officer chooses to direct a corporate opportunity to IAC instead of Expedia Group.
Part I. Item 1B. Unresolved Staff Comments
None.

Part I. Item 2. Properties
We own our corporate headquarters located in Seattle, Washington, which employees began moving into during the fourth quarter of 2019. The headquarters is approximately 600,000 square feet of office space.
In addition, we lease approximately 4.6 million square feet of office space worldwide in various cities and locations, pursuant to leases with expiration dates through May 2038, of which 1.7 million square feet is leased for domestic operations and 2.9 million for international operations.
Part I. Item 3. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third-party intellectual property rights, antitrust, consumer protection, securities laws and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.
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
Litigation Relating to Occupancy and Other Taxes
A number of jurisdictions in the United States have filed lawsuits against online travel companies, including Expedia Group companies such as Hotels.com, Expedia, Hotwire, Orbitz and Vrbo, claiming that such travel companies have failed to collect and/or pay taxes (e.g., occupancy taxes, business privilege taxes, excise taxes, sales taxes, etc.), as well as related claims such as unjust enrichment, restitution, conversion and violation of consumer protection statutes and seeking monetary

(including tax, interest, and penalties) and/or declaratory relief. In addition, we may file complaints contesting tax assessments made by states, counties and municipalities seeking to obligate online travel companies, including certain Expedia Group companies, to collect and remit certain taxes, either retroactively or prospectively, or both. Moreover, certain jurisdictions may require us to pay tax assessments prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously.
Actions Filed by Individual States, Cities and Counties
City of San Antonio, Texas Litigation. On May 8, 2006, the city of San Antonio filed a putative statewide class action in federal court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, and Orbitz, alleging that the defendants failed to pay hotel accommodations taxes as required by municipal ordinance. On October 30, 2009, a jury verdict was entered finding that the defendant online travel companies “control hotels,” and awarding approximately $15 million for historical damages against the Expedia Group companies. The jury also found that defendants were not liable for conversion or punitive damages. On April 4, 2013, the court entered a final judgment holding the online travel companies liable for hotel occupancy taxes to counties and cities in the statewide class action. On April 11, 2016, the court entered an amended judgment including approximately $68 million in tax, interest and penalty amounts for the Expedia Group companies, including Orbitz, and the defendants appealed. On November 29, 2017, the Fifth Circuit issued an opinion reversing the district court and rendering judgment for the defendant online travel companies, finding that the amounts charged by the defendants for their services are not subject to the hotel accommodations taxes at issue. The district court entered final judgment in favor of the defendant online travel companies on March 28, 2018, and the defendants submitted their request for an award of reimbursable costs. On June 26, 2019, the district court granted in part the defendants’ request, awarding the defendants approximately $2.25 million in reimbursable costs. On July 26, 2019, plaintiffs filed a notice of appeal from a portion of that decision. That appeal remains pending.
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
Pine Bluff, Arkansas Litigation. On September 25, 2009, Pine Bluff Advertising and Promotion Commission and Jefferson County filed a class action against a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz, alleging that defendants failed to collect and/or pay taxes under hotel occupancy tax ordinances. The court denied defendants' motion to dismiss and granted plaintiffs' motion for class certification. Defendants appealed the class certification decision and, on October 10, 2013, the Arkansas Supreme Court affirmed that decision. On February 1, 2018, the trial court granted plaintiffs’ motion for summary judgment and denied defendants’ motion for summary judgment on the issue of tax liability. Defendants appealed, and the plaintiffs filed a motion to dismiss the appeal as premature. On December 12, 2019, the Arkansas Supreme Court dismissed the appeal as premature and remanded for further proceedings in the trial court.
State of Mississippi Litigation. On December 29, 2011, the State of Mississippi brought suit against a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz. The complaint included claims for declaratory judgment, injunctive relief, violations of state sales tax statute and local ordinances, violation of Consumer Protection Act, conversion, unjust enrichment, constructive trust, money had and received and joint venture liability. On October 19, 2018, the court entered an agreed order dismissing the Consumer Protection Act claim. The parties filed cross motions for partial summary judgment and, on July 2, 2019, the trial court granted the State of Mississippi’s motion and denied the defendant's motion. On July 23, 2019, defendants filed a petition for interlocutory review of the trial court’s partial summary judgment decision, which was denied by the Mississippi Supreme Court on December 12, 2019. On July 30, 2019, defendants filed a motion to stay further proceedings in the trial court, which the trial court denied on October 1, 2019. On October 4, 2019, defendants filed a motion to stay the trial court proceedings with the Mississippi Supreme Court, which that Court dismissed as moot after denying defendants’ petition for interlocutory appeal. The trial court has scheduled a trial on damages issues for June 2020.
Arizona Cities Litigation. Tax assessments were issued in 2013 by 12 Arizona cities (Apache Junction, Chandler, Flagstaff, Glendale, Mesa, Nogales, Peoria, Phoenix, Prescott, Scottsdale, Tempe and Tucson) against a group of online travel companies including Expedia, Hotels.com, Hotwire and Orbitz. The online travel companies protested and petitioned for redetermination of the assessments. On May 28, 2014, the Municipal Tax Hearing Officer granted the online travel companies' protests and ordered the cities to abate the assessments. The cities appealed to the Arizona Tax Court, which granted the cities' motion for summary judgment in part and denied it in part on April 20, 2016. The parties filed cross appeals, and, on September 6, 2018, the Arizona Court of Appeals affirmed in part and reversed in part the Arizona Tax Court’s decision. The Arizona Supreme Court accepted review and, on September 9, 2019, issued a decision affirming in part, reversing in part and remanding the case for further proceedings.
State of Louisiana/City of New Orleans Litigation. On August 24, 2016, the State of Louisiana Department of Revenue and the city of New Orleans filed a lawsuit in Louisiana state court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, Orbitz and Egencia. The complaint alleges claims for declaratory judgment, violation of state and city tax laws, unfair trade practices, breach of fiduciary duty, and imposition of a constructive trust. The defendant online travel companies filed a motion for judgment on the pleadings seeking dismissal of plaintiffs’ common law and unfair trade practices claims. On March 6, 2017, the court denied the motion. Defendants' applications for a supervisory writ to appeal the court's decision were denied by the Louisiana Court of Appeals and the Louisiana Supreme Court. On June 24, 2019, the plaintiffs filed a motion for partial summary judgment, which the defendants will oppose. On August 23, 2019, the city of Baton Rouge and the Parish of East Baton Rouge filed a petition to intervene in the lawsuit, which the court granted on September 9, 2019. On August 27, 2019, a Special Master was assigned to the case. On November 1, 2019, St. Tammany Parrish filed a motion to intervene in the lawsuit, which the court granted on January 2, 2020. On December 23, 2019, the Lafayette Parish School System, the Rapides Parish Police Jury, the Bossier City-Parish Sales and Use Tax Division; the city of Monroe and the Caddo-Shreveport Sales and Use Tax Commission filed a motion for leave to intervene, which the court granted on January 24, 2020. On December 26, 2019, Calcasieu Parish Sales and Use Tax Department also filed a motion for leave to intervene. Defendants have not been served with that motion, and it is not currently set for hearing.
Jefferson Parish, Louisiana Litigation. On January 2, 2019, Jefferson Parish, Louisiana filed a lawsuit in Louisiana state court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, Orbitz and Egencia. The complaint alleges claims for declaratory judgment, violation of state and local tax laws, unfair trade practices, breach of fiduciary duty, and imposition of a constructive trust. On March 22, 2019, the defendant online travel companies filed a motion for judgment on the pleadings seeking dismissal of plaintiff’s common law and unfair trade practices claims. On June 12, 2019, the court granted the motion in part and denied the motion in part.
In addition, Vrbo is a party in the following proceedings:
Palm Beach, Florida Litigation. On January 13, 2014, Palm Beach County, Florida filed a lawsuit in Florida state court against HomeAway and other vacation rental listing businesses seeking tourist development taxes imposed by Palm Beach County. The parties filed cross motions for summary judgment and, on January 23, 2019, the court granted defendants’ motion, finding that defendants are not responsible for the tax. On February 26, 2019, the plaintiff filed a notice of appeal. The Court of Appeals heard argument on the appeal on February 4, 2020.
Miami Dade County, Florida Litigation. On October 30, 2018, Miami-Dade County, Florida filed a lawsuit in Florida state court against HomeAway and Expedia for a declaratory judgment and supplemental relief. The lawsuit seeks a declaration that HomeAway is obligated to collect and remit transient rental taxes imposed by Miami-Dade County. On January 11, 2019, defendants filed a motion to dismiss, which the court granted in part and denied in part on March 19, 2019. On March 29, 2019, the plaintiff county filed an amended complaint. On April 29, 2019, defendants filed a motion to dismiss that complaint. On June 17, 2019, the court granted the motion in part and denied the motion in part. On June 18, 2019, the plaintiffs filed a second amended complaint. Defendants filed a partial motion to dismiss that complaint on July 12, 2019. The motion remains pending. The parties have reached a tentative settlement agreement.
Broward County, Florida Litigation. On January 11, 2019, Broward County, Florida filed a lawsuit in Florida state court against HomeAway for a declaratory judgment and supplemental relief. The lawsuit seeks a declaration that HomeAway is obligated to collect and remit tourist development taxes imposed by Broward County and also seeks enforcement of a subpoena. On March 1, 2019, HomeAway filed a motion to dismiss; thereafter, on March 8, 2019, plaintiff filed an amended complaint. The case is currently stayed through March 31, 2020.
Notices of Audit or Tax Assessments
At various times, the Company has also received notices of audit, or tax assessments from over 20 states or counties and over 80 municipalities concerning its possible obligations with respect to state and local occupancy or other taxes.
Actions Filed by Expedia Group
Colorado Department of Revenue Tax Litigation. On January 11, 2019, a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz filed a complaint in Colorado state court appealing a final determination issued by the Executive Director of the Colorado Department of Revenue upholding tax assessments for state and state-collected local taxes against the companies. The complaint sought cancellation of the assessments in whole or in part. The parties reached a settlement agreement in November 2019 and filed a joint stipulation for dismissal, which the court entered on December 12, 2019, thereby ending the matter.
Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Buckeye Tree Lodge Lawsuit. On August 17, 2016, a putative class action lawsuit was filed in federal district court in the Northern District of California against Expedia, Hotels.com, Orbitz, Expedia Australia Investments Pty Ltd. and trivago relating to alleged false advertising. The putative class is comprised of hotels and other providers of overnight accommodations whose names appeared on the Expedia Group defendants’ websites with whom the defendants allegedly did not have a booking agreement during the relevant time period. The complaint asserts claims against the Expedia Group defendants for violations of the Lanham Act, the California Business & Professions Code, intentional and negligent interference with prospective economic advantage, unjust enrichment and restitution. On January 12, 2017, the court granted defendants’ motion to dismiss plaintiff’s claims for intentional and negligent interference with prospective economic advantage without prejudice. On March 7, 2017, a related putative class action was filed in the same court asserting similar claims. The cases were consolidated, and an amended consolidated complaint was filed (which did not name trivago as a defendant). On May 17, 2018, the court denied plaintiffs’ motion for class certification. Plaintiffs filed a renewed motion for class certification, and, on March 13, 2019, the court denied certification of a damages class but granted certification for a narrow injunctive relief only class. Plaintiffs filed a motion for summary judgment on January 21, 2020. Expedia will file its own motion for summary judgment on or before February 19, 2020. Trial is scheduled for June 2020.
Israeli Putative Class Action Lawsuit (Silis). In or around September 2016, a putative class action lawsuit was filed in the District Court in Tel Aviv, Israel against Hotels.com. The plaintiff generally alleges that Hotels.com violated Israeli consumer protection laws in various ways by failing to calculate and display VAT charges in pricing displays shown to Israeli consumers. The plaintiff has filed a motion for class certification which Hotels.com has opposed.
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
Cases against HomeAway.com, Inc. On March 15, 2016, a putative class action suit was filed in federal district court in Texas against HomeAway.com, Inc. related to its implementation of a service fee. The putative class was comprised of homeowners that list their properties on HomeAway’s websites for rent. The complaint asserted claims against HomeAway for breach of contract, breach of the duty of good faith and fair dealing, fraud, fraudulent concealment, and violations of the state consumer protection statutes. Subsequently, three other putative class action lawsuits were filed making similar claims. After a series of motions and appeals, three of the four lawsuits were dismissed and compelled to individual arbitration; one (Kirkpatrick) is proceeding as a putative class action in the Texas federal district court. In the Kirkpatrick case, on May 16, 2018, the district court dismissed plaintiff’s breach of contract claim with prejudice. The district court heard argument on plaintiff’s motion for class certification on October 16, 2019, and the parties await a ruling.
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
Helms-Burton Litigation.  On September 11, 2019, a purported class action was filed in the U.S. District Court for the Southern District of Florida alleging violations of Title III of the Cuban Liberty and Democratic Solidary Act, also knowns as the Helms-Burton Act. The complaint, filed by Marciela Mata, at al., alleges that class members hold an interest in property that was expropriated by the Cuban government and subsequently became the location of a hotel owned by Melia Hotels International. It further alleges that Expedia, Inc., Hotels.com, and Orbitz LLC trafficked in that property by facilitating reservations for travelers. Between September 2019 and January 2020, two additional class actions and three individual actions alleging similar claims related to additional properties were filed (Glen v. Expedia, Inc. et al; Trinidad v. Expedia, Inc.; Dell Valle, et al. v. Expedia, Inc., et al.; Echevarria v. Expedia, Inc.; Echevarria, et al. v. Expedia, Inc., et al.). Four of the actions are pending in the Southern District of Florida and one action is pending in U.S. District Court of Delaware. The Expedia Group entities have filed motions to dismiss in three of the six actions and decisions are pending.

Stockholder Litigation
In Re Orbitz Worldwide, Inc. Consolidated Stockholder Litigation, Case No. 10711-VCP (Court of Chancery of the State of Delaware). On April 8, 2015, an amended class action complaint was brought against Expedia, Inc. and Orbitz Worldwide, Inc. relating to the merger agreement signed by the parties. Plaintiffs asserted claims for breach of fiduciary duty by the Orbitz Board of Directors and claims against Expedia for aiding and abetting in the Orbitz directors’ alleged breach of their duties. Orbitz, its Board of Directors, and the plaintiffs entered into an agreement in principle to settle the lawsuit and on August 29, 2016, plaintiffs filed a notice of dismissal reserving their rights to seek an award of attorneys’ fees.
In re Expedia Group, Inc. Stockholders Litigation, On August 12, 2019, the Delaware Court of Chancery granted a stipulated motion consolidating three lawsuits that had been filed by Expedia shareholders in the Delaware Court of Chancery in connection with the Company’s acquisition of Liberty Expedia Holdings, Inc.  (“LEXE”): (1) Teamsters Union Local No. 142 Pension Fund v. Barry Diller, et. al.; (2) Plaut v. Diller, et al.; and (3) Steamfitters local 449 Pension Plan v. Diller et al. These actions purported to assert, among other things, direct and derivative claims against current and one former members of the Company’s board of directors, and the Company as a nominal defendant. Plaintiffs allege that the individual defendants violated their fiduciary duties by wrongfully causing the Company to enter into certain agreements with the Company’s Executive Chairman, in connection with the Company’s acquisition of LEXE on July 26, 2019. On September 20, 2019, the court appointed a lead plaintiff and its counsel, and ordered the filing of a consolidated amended complaint. On December 11, 2019, a Special Litigation Committee of the Board of Directors of Expedia Group, Inc. (“SLC”) filed a motion to stay the litigation pending completion of the SLC’s investigation into the allegations in the consolidated amended complaint. Plaintiffs opposed the motion to stay and filed a motion for leave to file an amended consolidated complaint. On January 9, 2020, the court granted the SLC’s motion for a stay, ordered the action stayed for six months from the filing date of the motion, and granted Plaintiffs’ motion for leave to file an amended consolidated complaint.
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
On December 10, 2019, the French Competition Authority dismissed all antitrust complaints filed by hotel unions and Accor against Expedia Group companies regarding MFNs and other alleged business practices.
The Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia Group companies objecting to certain parity clauses in contracts between Expedia Group companies and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law but imposed no fine and no injunction. The DGCCRF appealed the decision and, on June 21, 2017, the Paris Court of Appeal published a judgment overturning the decision. The court annulled parity clauses contained in the agreements at issue, ordered the Expedia Group companies to amend their contracts, and imposed a fine. The Expedia Group companies have appealed the decision. That appeal remains pending.
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
Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia Group companies. A Brazilian hotel sector association -- Forum de Operadores Hoteleiros do Brasil -- filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia Group companies, on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, the Expedia Group companies submitted a response to the complaint to CADE. On March 27, 2018, the Expedia Group companies resolved CADE’s concerns based on a settlement implementing waivers substantially similar to those provided to accommodation providers in Europe. In late 2016, Expedia

Group companies resolved the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially similar to those provided to accommodation providers in Europe (on September 1, 2016 in Australia and on October 28, 2016 in New Zealand). More recently, however, the Australian NCA has reopened its investigation. On and with effect from March 22, 2019, Expedia Group voluntarily and unilaterally waived certain additional rate parity provisions in agreements with Australian hotel partners. The ACCC confirmed it has ceased its investigation into Expedia Group companies’ conduct in relation to such rate parity provisions in around November 2019. Expedia Group companies are in ongoing discussions with a limited number of NCAs in other countries in relation to their contracts with hotels. In April 2019, the Japan Fair Trade Commission (“JFTC”) launched an investigation into certain practices of a number of online travel companies, including Expedia Group companies. Expedia Group is cooperating with the JFTC in this investigation. The Hong Kong Competition Commission ("HKCC") is conducting an investigation into certain terms and conditions in contracts entered into between online travel companies (including Expedia Group companies) and hotels. Expedia Group is cooperating with the HKCC in this investigation. Expedia Group is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia Group's business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.
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
On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian Consumer Law, or "ACL," relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site, trivago’s strike-through pricing practice and other aspects of the way offers for accommodation were displayed on trivago's Australian website. The matter went to trial in September 2019 and, on January 20, 2020, the Australian Federal Court issued a judgment finding trivago had engaged in conduct in breach of the ACL. The court will set a date for a separate hearing regarding penalties and other orders. We recorded the estimated probable loss associated with the proceedings as of December 31, 2019. An estimate for the reasonable possible loss or range of loss in excess of the amount reserved cannot be made.
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
Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of January 31, 2020, there were approximately 2,729 holders of record of our common stock and the closing price of our common stock was $108.45 on Nasdaq. As of January 31, 2020, all of our Class B common stock was held by Mr. Diller, Chairman and Senior Executive of Expedia Group.

Dividend Policy
In 2019 and 2018, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Year ended December 31, 2019:
	February 6, 2019	$0.32	March 7, 2019	$47	March 27, 2019
	May 1, 2019	0.32	May 23, 2019	48	June 13, 2019
	July 24, 2019	0.34	August 22, 2019	50	September 12, 2019
	November 6, 2019	0.34	November 19, 2019	50	December 12, 2019
Year ended December 31, 2018:
	February 7, 2018	$0.30	March 8, 2018	$46	March 28, 2018
	April 24, 2018	0.30	May 24, 2018	45	June 14, 2018
	July 23, 2018	0.32	August 23, 2018	47	September 13, 2018
	October 19, 2018	0.32	November 15, 2018	48	December 6, 2018
In February 2020, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.34 per share of outstanding common stock payable on March 26, 2020 to the stockholders of record as of the close of business on March 10, 2020.
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
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2019, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
A summary of the repurchase activity for the fourth quarter of 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, except per share data)
October 1-31, 2019	873	$135.58	873	9,048
November 1-30, 2019	—	—	—	9,048
December 1-31, 2019	2,388	110.72	2,388	26,660
Total	3,261		3,261
In 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 15 million outstanding shares of our common stock. In December 2019, the Board of Directors authorized an additional repurchase of up to 20 million outstanding shares of our common stock. As of December 31, 2019, 26.7 million shares remain authorized for repurchase under the authorizations. There is no fixed termination date for the repurchases.
Performance Comparison Graph
The graph shows a five-year comparison of cumulative total return, calculated on a dividend reinvested basis, for Expedia Group common stock, the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the

S&P 500. The graph assumes an investment of $100 in each of the above on December 31, 2014. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except for share and per share data)
Consolidated Statements of Operations Data:
Revenue	$12,067	$11,223	$10,060	$8,774	$6,672
Operating income	903	714	625	462	414
Net income attributable to Expedia Group, Inc.(1)	565	406	378	282	764
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$3.84	$2.71	$2.49	$1.87	$5.87
Diluted	3.77	2.65	2.42	1.82	5.70
Shares used in computing earnings per share (000's):
Basic	147,194	149,961	151,619	150,367	130,159
Diluted	149,884	152,889	156,385	154,517	134,018
Dividends declared per common share	$1.32	$1.24	$1.16	$1.00	$0.84
	December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Working deficit	$(2,979)	$(2,863)	$(2,339)	$(2,677)	$(2,950)
Total assets	21,416	18,033	18,516	15,778	15,486
Senior notes debt(2)	4,938	3,717	4,249	3,159	3,183
Non-redeemable non-controlling interest(3)	1,569	1,547	1,606	1,561	65
Total stockholders’ equity	5,536	5,651	6,129	5,693	4,930
___________________________________

(1)	On May 22, 2015, we completed the sale of our 62.4% ownership stake in eLong, Inc. We recognized an after tax gain of $395 million (or $509 million pre-tax gain) during 2015.

(2)	Includes current and long-term portion of senior notes.

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
Expedia Group is one of the world's largest travel companies. We help reduce the barriers to travel, making it easier, more enjoyable, more attainable and more accessible. We bring the world within reach for customers and partners around the globe. We leverage our platform and technology capabilities across an extensive portfolio of businesses and brands to orchestrate the movement of people and the delivery of travel experiences on both a local and global basis. We make available, on a stand-alone and package basis, travel services provided by numerous lodging properties, airlines, car rental companies, activities and experiences providers, cruise lines, alternative accommodations property owners and managers, and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our websites. For additional information about our portfolio of brands, see the disclosure set forth in Part I, Item 1, Business, under the caption “Management Overview.”
This section of this Form 10-K generally discusses the years ended December 31, 2019 and 2018 items and year over year comparisons between 2019 and 2018. Discussions of the year ended December 31, 2017 items and the year over year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. All percentages within this section are calculated on actual, unrounded numbers.
Trends
The travel industry, including offline agencies, online agencies and other suppliers of travel products and services, has historically been characterized by intense competition, as well as rapid and significant change. Generally, 2017 and 2018 represented years of continuing growth for the travel industry. While 2019 has seen continued growth for the industry, it has been at a slower pace than in prior years. Additionally, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sovereign debt issues, natural disasters, macroeconomic concerns and particularly the impact of the 2019 Novel Coronavirus outbreak are examples of events that contribute to a somewhat uncertain environment, which could have a negative impact on the travel industry in the future. With respect to the 2019 Novel Coronavirus outbreak specifically, we currently expect that our first quarter 2020 financial results will be negatively impacted, potentially to a material degree. In addition, as of the time of this Annual Report on Form 10-K, we expect that the 2019 Novel Coronavirus will continue to negatively impact our businesses beyond the first quarter of 2020, but the extent and duration of such impacts over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the coronavirus, the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel behavior.
For additional information about our growth strategy for Expedia Group, see the disclosure set forth in Part I, Item 1, Business, under the caption “Growth Strategy.”
Online Travel
Increased usage and familiarity with the internet are driving rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2020, approximately 50% of U.S. and European leisure and unmanaged corporate travel expenditures are expected to occur online. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, are lagging behind that of the United States and Europe. These penetration rates increased over the past few years, and are expected to continue growing, which presents an attractive growth opportunity for our business, while also attracting many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, we see increased interest in the online travel industry from search engine companies such as Google, evidenced by continued product enhancements, including new trip planning features for users and the integration of its various travel products into the Google Travel offering, as well as further prioritizing its own products in search results. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. Further, airlines and lodging companies are aggressively pursuing direct online distribution of their products and services. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, Vrbo (previously HomeAway, which Expedia Group acquired in December 2015) and Booking.com (owned by Booking Holdings) have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is expected to continue to grow as a percentage of the global accommodation market. Finally, traditional consumer ecommerce and group buying websites expanded their local offerings into the travel market by adding hotel offers to their websites. For additional detail regarding the competitive trends and risks we face, see Part I Item 1 Business - "Competition," and Part I, Item 1A, Risk Factors - "We operate in an increasingly competitive global environment.”
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
Intense competition also historically led to aggressive marketing efforts by the travel suppliers and intermediaries, and a meaningful unfavorable impact on our overall marketing efficiencies and operating margins. We manage our marketing spending on a brand basis, making decisions in each applicable market that we think are appropriate based on the relative growth opportunity and the expected returns and the competitive environment. In certain cases, particularly in many international markets, we are pursuing and expect to continue to pursue long-term growth opportunities for which our marketing efficiency is less favorable than that for our consolidated business, but for which we still believe the opportunity to be attractive. In addition, the crowded online travel environment is now driving certain secondary and tertiary online travel companies to establish marketing agreements with global players in order to leverage distribution and technology capabilities while focusing resources on capturing traveler mind share. For more detail, see Part I, Item 1A, Risk Factors - "We rely on the value of our brands, and the cost of maintaining and enhancing our brand awareness are increasing” and “Our international operations involve additional risks and our exposure to these risks will increase as our business expands globally.”
Lodging
Lodging includes hotel accommodations and alternative accommodations. As a percentage of our total worldwide revenue in 2019, lodging accounted for 70%. Our room night growth has been healthy, with room nights growing 16% in 2017, 13% in 2018, and 11% in 2019. ADRs for rooms booked on Expedia Group websites increased 3% in 2017, 5% in 2018, and decreased 1% in 2019. The decrease in 2019 was primarily due to the negative impact of foreign exchange. More recently, we have seen pressure on a local currency basis on ADRs, similar to the recent trends for hotel companies.
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
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry generally increased on a currency-neutral basis in a gradually improving overall travel environment. Current occupancy rates for hotels in the United States remain high compared to historical levels; however, U.S. hotel supply has continued to grow, which may put additional pressure on ADRs. In addition, macroeconomic factors could also influence ADR trends. In some international markets, hotel supply is being added at a faster rate as hotel owners and operators try to take advantage of opportunities in faster growing regions. In addition, the increase in alternative accommodations space could pressure hotel ADRs. Further, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi.
We have continued to add supply to our global lodging marketplace with nearly 1.6 million properties on our global websites as of December 31, 2019, including over 765,000 integrated Vrbo alternative accommodations listings.
Alternative Accommodations. With our acquisition of Vrbo (previously HomeAway) and all of its brands in December 2015, we expanded into the fast growing alternative accommodations market. Vrbo is a leader in this market and represents an attractive growth opportunity for Expedia Group. Vrbo has been undergoing a transition from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. Vrbo offers hosts subscription-based listing or pay-per-booking service models. It also generates revenue from a traveler service fee for bookings. As of December 31, 2019, there are over 2.1 million online bookable listings available on Vrbo. In addition, we have actively moved to integrate Vrbo listings into our global OTA services, as well as directly add alternative accommodation listings to our offerings, to position our key global brands to offer a full range of lodging options for consumers.
Air
Significant airline sector consolidation in the United States in recent years generally resulted in lower overall capacity and higher fares, which combined with the significant declines in fuel prices led to record levels of profitability for the U.S. air carriers, further strengthening their position. However, in 2017 and into 2018, there was evidence of discounting by the U.S. carriers while currency headwinds and weaker macroeconomic trends put pressure on international results. Starting in the second half of 2018, there has been evidence of modest fare increases. The airline industry experienced more constrained supply, particularly in the second half of 2019, which was also a factor. It remains unclear if this trend will continue. Ticket prices on Expedia Group websites declined 1% in 2017, increased 2% in 2018, and were flat in 2019. Based on airline reports, demand for airline tickets seems to be strong, helping increase air revenue globally. There is significant correlation between airline revenue and fuel prices, and fluctuations in fuel prices generally take time to be reflected in air revenue. Given current volatility, it is uncertain how fuel prices could impact airfares. We could encounter pressure on air remuneration as air carriers combine, certain supply agreements renew, and as we continue to add airlines to ensure local coverage in new markets.
Air ticket volumes increased 4% in 2017, 5% in 2018, and 7% in 2019. As a percentage of our total worldwide revenue in 2019, air accounted for 7%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, in addition to Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In 2019, we generated a total of $1.1 billion of advertising and media revenue, a slight increase from 2018, representing 9% of our total worldwide revenue. In 2018, trivago shifted its operational focus, reducing marketing spend to better balance revenue and profit growth. The lower marketing spend negatively impacted revenue growth, while benefiting profitability. This trend continued in 2019.
Seasonality
We generally experience seasonal fluctuations in the demand for our travel services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel services, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for our hotel business and can be several months or more for our alternative accommodations business. Historically, Vrbo has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as we typically increase marketing during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The continued growth of our international operations, advertising business or a change in our product mix, including the growth of Vrbo, may influence the typical trend of the seasonality in the future, and there may also be business or market driven dynamics that result in short-term impacts to revenue or profitability that differ from the typical seasonal trends. As Vrbo has further shifted to a predominately transaction-based business model for alternative accommodations listings and due to its elongated booking window, its seasonal trends are more pronounced than our other traditional leisure businesses.
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
Deferred Loyalty Rewards
We offer certain internally administered traveler loyalty programs to our customers, such as our Hotels.com Rewards program, our Expedia Rewards program and our Orbitz Rewards program. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 40 Brand Expedia websites. Orbitz Rewards allows travelers to earn Orbucks, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, we defer the relative standalone selling price of earned points, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which points can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the points, that is when the travel service purchased with the loyalty award is satisfied. Both the actual standalone selling price of the underlying services and ultimate redemption rates could differ materially from our estimates due to a number of factors, including fluctuations in reward value, product utilization and divergence from historical member behavior.
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
Occupancy and Other Taxes. Some states and localities impose taxes (e.g. transient occupancy, accommodation tax, sales tax and/or business privilege tax) on the use or occupancy of hotel accommodations or other traveler services. Generally, hotels collect taxes based on the rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the applicable tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In most jurisdictions, we do not collect or remit taxes, nor do we pay taxes to the hotel operator, on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to pay such taxes. More recently, a limited number of taxing jurisdictions have made similar claims against Vrbo for tax amounts due on the rental amounts charged by owners of alternative accommodations properties or for taxes on Vrbo’s services. Vrbo is an intermediary between a traveler and a party renting an alternative accommodations property and we believe is similarly not liable for such taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve these issues. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit tax. The ultimate resolution in all jurisdictions cannot be determined at this time. Certain jurisdictions may require us to pay tax assessments, including occupancy and other transactional tax assessments, prior to contesting any such assessments.
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation for prior and current periods, consistent with applicable accounting principles and in light of all current facts and circumstances. A variety of factors could affect the amount of the liability (both past and future), which factors include, but are not limited to, the number of, and amount of revenue represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement and changes in relevant statutes.
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

Occupancy and Other Taxes
We are currently involved in ten lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and/or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or other accommodations.
Recent developments include:

•
Pine Bluff, Arkansas Litigation. On December 12, 2019, the Arkansas Supreme Court dismissed the defendant online travel companies' appeal from the trial court’s summary judgment decision as premature and remanded for further proceedings in the trial court.

•
State of Mississippi Litigation. On December 12, 2019, the Mississippi Supreme Court denied the defendant online travel companies’ petition for interlocutory review. A trial on damages issues is currently scheduled for June 2020.

•	Miami Dade County, Florida Litigation. The parties have reached a tentative settlement.

•	Colorado Department of Revenue Tax Litigation. The parties reached a settlement and the case was dismissed by the court on December 12, 2019, thereby ending the matter.
For additional information on these and other legal proceedings, see Part I, Item 3, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $48 million as of December 31, 2019 and $46 million as of December 31, 2018.
Certain jurisdictions, including without limitation the states of New York, New Jersey, North Carolina, Minnesota, Oregon, Rhode Island, Maryland, Pennsylvania, Hawaii, Iowa, Massachusetts, Arizona, Wisconsin, Idaho, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales or other taxes for hotel and/or other accommodations and/or car rental. In addition, in certain jurisdictions, we have entered into voluntary collection agreements pursuant to which we have agreed to voluntarily collect and remit taxes to state and/or local taxing jurisdictions. We are currently remitting taxes to a number of jurisdictions, including without limitation the states of New York, New Jersey, South Carolina, North Carolina, Minnesota, Georgia, Wyoming, West Virginia, Oregon, Rhode Island, Montana, Maryland, Kentucky, Maine, New Jersey, Pennsylvania, Hawaii, Iowa, Massachusetts, Arizona, Wisconsin, Idaho, Colorado, the city of New York and the District of Columbia, as well as certain other jurisdictions.
Pay-to-Play
Certain jurisdictions may assert that we are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances. This prepayment of contested taxes is referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity. For additional information, see NOTE 17 — Commitments and Contingencies - Legal Proceedings - Pay-to-Play in the notes to the consolidated financial statements.
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

Gross Bookings and Revenue Margin

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Gross Bookings
Core OTA	$87,644	$80,320	$72,701	9%	10%
trivago(1)	—	—	—	N/A	N/A
Vrbo	11,933	11,449	8,746	4%	31%
Egencia	8,296	7,958	6,963	4%	14%
Total gross bookings	$107,873	$99,727	$88,410	8%	13%
Revenue Margin
Core OTA	10.8%	10.9%	10.8%
trivago(1)	N/A	N/A	N/A
Vrbo	11.2%	10.2%	10.4%
Egencia	7.5%	7.6%	7.5%
Total revenue margin	11.2%	11.3%	11.4%
___________________________________

(1)
trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.

The increase in worldwide gross bookings in 2019 compared to 2018 was primarily due to growth in the Core OTA segment, including growth at Expedia Partner Solutions, which includes the benefit from enterprise deals launched in late 2018, and Hotels.com.

Results of Operations
Revenue

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Revenue by Segment
Core OTA	$9,427	$8,760	$7,881	8%	11%
trivago (Third-party revenue)	622	691	752	(10)%	(8)%
Vrbo	1,340	1,171	906	14%	29%
Egencia	620	601	521	3%	16%
Corporate (Bodybuilding.com)	58	—	—	N/A	N/A
Total revenue	$12,067	$11,223	$10,060	8%	12%
In 2019, revenue increased primarily driven by growth in the Core OTA segment, including growth at Expedia Partner Solutions, Hotels.com and Brand Expedia, as well as growth at Vrbo.

	Year Ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Revenue by Service Type
Lodging	$8,472	$7,712	$6,851	10%	13%
Air	869	881	784	(1)%	12%
Advertising and media(1)	1,103	1,092	1,073	1%	2%
Other	1,623	1,538	1,352	6%	14%
Total revenue	$12,067	$11,223	$10,060	8%	12%
___________________________________

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 10% in 2019 on an 11% increase in room nights stayed driven by growth in Hotels.com, Expedia Partner Solutions and Brand Expedia, partially offset by a 1% decrease in revenue per room night.
Air revenue decreased 1% in 2019 on an 8% decrease in revenue per ticket, mostly offset by a 7% increase in air tickets sold. The decrease in revenue per ticket was primarily related to changes in classification of certain fees, a shift in product mix and a negative impact from foreign exchange. The increase in air tickets sold was driven by growth at Expedia Partner Solutions, largely related to enterprise deals launched in late 2018.
Advertising and media revenue increased 1% in 2019 due to growth at Expedia Group Media Solutions, largely offset by declines in local currency revenue at trivago as well as negative impacts from foreign exchange.
All other revenue, which includes car rental, insurance, destination services, fees related to our corporate travel business and revenue related to Bodybuilding.com, increased by 6% in 2019 benefiting from the inorganic impact related to the acquisition of Bodybuilding.com and the reclassification of certain partner fees from air revenue.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Revenue by Business Model
Merchant	$6,459	$5,950	$5,394	9%	10%
Agency	3,165	3,010	2,687	5%	12%
Advertising and media	1,103	1,092	1,073	1%	2%
Vrbo	1,340	1,171	906	14%	29%
Total revenue	$12,067	$11,223	$10,060	8%	12%

The increase in merchant revenue in 2019 was primarily due to an increase in room nights stayed.
The increase in agency revenue in 2019 was primarily due to the growth in agency hotel.
Vrbo revenue increased 14% in 2019 compared to 2018 due to growth in transactional revenue of approximately 20% primarily driven by a benefit from the traveler service fee, partially offset by subscription revenue decreasing approximately 10%.
Cost of Revenue

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Customer operations	$952	$894	$781	6%	14%
Credit card processing	522	508	506	3%	—%
Data center, cloud and other	689	563	470	22%	20%
Total cost of revenue	$2,163	$1,965	$1,757	10%	12%
% of revenue	17.9%	17.5%	17.5%
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
In 2019, the increase in cost of revenue expense was driven by $126 million of higher data center, cloud and other costs primarily due to higher cloud expense and an inorganic impact related to the Bodybuilding.com acquisition. In addition, customer operations expenses increased $58 million.

Selling and Marketing

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Direct costs	$5,043	$4,670	$4,360	8%	7%
Indirect costs	1,092	1,097	938	(1)%	17%
Total selling and marketing	$6,135	$5,767	$5,298	6%	9%
% of revenue	50.8%	51.4%	52.7%
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
Selling and marketing expenses increased $368 million during 2019 compared to 2018 driven by an increase of $373 million of direct costs as a result of increases at Expedia Partner Solutions as well as at Vrbo and Hotels.com, partially offset by a decrease at trivago.
Technology and Content

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Personnel and overhead	$853	$808	$678	6%	19%
Depreciation and amortization of technology assets	537	495	445	8%	11%
Other	373	314	264	19%	19%
Total technology and content	$1,763	$1,617	$1,387	9%	17%
% of revenue	14.6%	14.4%	13.8%

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
Technology and content expense increased $146 million for 2019 compared to 2018 primarily due to higher personnel and overhead costs of $45 million to support our investments in product and technology initiatives. Depreciation and amortization of technology assets also increased by $42 million. Other costs increased $59 million year-over-year primarily due to higher licensing and maintenance costs to support the growth of our technology platforms as well as higher cloud expenses.
General and Administrative

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Personnel and overhead	$522	$520	$453	—%	15%
Professional fees and other	325	288	223	13%	29%
Total general and administrative	$847	$808	$676	5%	20%
% of revenue	7.0%	7.2%	6.7%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions as well as fees for external professional services including legal, tax and accounting, and other costs including stock-based compensation.
General and administrative expense increased $39 million in 2019 compared to 2018 primarily driven by higher stock-based compensation of $23 million, which includes acceleration of expense related to the departure of our former CEO in the fourth quarter of 2019, as well as higher professional fees and an inorganic impact related to Bodybuilding.com.
Amortization and Impairment of Intangible Assets

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Amortization of intangible assets	$198	$283	$275	(30)%	3%
Impairment of intangible assets	—	42	—	N/A	N/A

Amortization of intangible assets decreased $85 million in 2019 compared to 2018 primarily due to the completion of amortization related to certain intangible assets.
In 2018, we recorded an impairment loss of $42 million and related to indefinite-lived trade names within our Core OTA segment due to changes in estimated future revenue of the related brands.
Impairment of Goodwill

During 2018, we recognized a goodwill impairment charge of $86 million related to a reporting unit within our Core OTA segment. See NOTE 4 — Fair Value Measurements in the notes to the consolidated financial statements for further information.
Legal Reserves, Occupancy Tax and Other

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Legal reserves, occupancy tax and other	$34	$(59)	$25	N/A	N/A
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.

During 2019, we received a $10 million refund of prepaid pay-to-play amounts from the State of Hawaii in connection with the general excise tax litigation resulting in a corresponding benefit during the period, which nets down increases in reserves for occupancy tax and other matters.
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
Restructuring and Related Reorganization Charges
In connection with the centralization and migration of certain operational functions and systems as well as certain organizational alignment activities, we recognized $24 million in restructuring and related reorganization charges during 2019. These charges were primarily related to severance, benefits and professional fees. During 2018, we did not recognize any restructuring and related reorganization charges.

Operating Income

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Operating income	$903	$714	$625	26%	14%
% of revenue	7.5%	6.4%	6.2%
In 2019, operating income increased primarily due to growth in revenue in excess of operating costs, including lower intangible amortization and the absence of impairment charges in 2019, partially offset by the $78 million gain recognized related to the San Francisco pay-to-play refund during 2018.
In 2020, we plan to pursue operating cost savings by simplifying our organization, streamlining priorities and operating more efficiently. We do not currently have an estimate of the savings we may realize during 2020, but expect to reach nearly the full run-rate annualized savings opportunity by the end of 2020.
Adjusted EBITDA by Segment

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Core OTA	$2,447	$2,305	$2,057	6%	12%
trivago	85	16	5	447%	186%
Vrbo	281	288	202	(2)%	43%
Egencia	116	107	95	8%	13%
Unallocated overhead costs (Corporate)(1)	(795)	(746)	(646)	7%	15%
Total Adjusted EBITDA(2)	$2,134	$1,970	$1,713	8%	15%
______________________________________
(1) Includes immaterial operating results of Bodybuilding.com subsequent to our acquisition on July 26, 2019.
(2) Adjusted EBITDA is a non-GAAP measure. See "Definition and Reconciliation of Adjusted EBITDA" below for more information.
Adjusted EBITDA is our primary segment operating metric. See NOTE 20 — Segment Information in the notes to the consolidated financial statements for additional information on intersegment transactions, unallocated overhead costs and for a reconciliation of Adjusted EBITDA by segment to net income (loss) attributable to Expedia Group, Inc. for the periods presented above.
Core OTA Adjusted EBITDA increased $142 million during 2019, primarily due to an increase in revenue, partially offset by higher operating expenses, including an increase in direct sales and marketing expense.

trivago Adjusted EBITDA increased $69 million during 2019. Beginning late in the second quarter of 2018, trivago started focusing on improved profitability and made significant reductions in its advertising spend as a result of this increased focus on reducing operating expenditures. The negative marketing spend negatively impacted revenue growth, while benefiting profitability. This trend continued in 2019.
Vrbo Adjusted EBITDA decreased $7 million during 2019 as higher operating expenses mainly related to investments in direct marketing costs were partially offset by the increase in revenue.
Egencia Adjusted EBITDA increased $9 million during 2019 as a result of growth in revenue as well as leverage on operating expenses.
Unallocated overhead costs increased $49 million during 2019 primarily due to higher technology expenses as well as general and administrative expenses.
Interest Income and Expense

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Interest income	$59	$71	$34	(17)%	108%
Interest expense	(173)	(190)	(182)	(9)%	5%
Interest income decreased in 2019 compared to 2018 as a result of $19 million in interest income recognized in 2018 on the San Francisco pay-to-play refund mentioned above, partially offset by higher invested balances and to a lesser extent higher rates of return.
Interest expense decreased in 2019 compared to 2018 as a result of the August 2018 maturity of our $500 million senior unsecured notes, partially offset by additional interest on the $1.25 billion senior unsecured notes issued in September 2019. As of December 31, 2019 and 2018, our senior unsecured notes indebtedness totaled $4.9 billion and $3.7 billion, respectively.
Other, Net
Other, net is comprised of the following:

	Year ended December 31,
	2019	2018	2017
	(In millions)
Foreign exchange rate gains (losses), net	$(34)	$3	$(46)
(Gains) losses on minority equity investments, net	8	(111)	(14)
Other	12	(2)	—
Total other, net	$(14)	$(110)	$(60)
Provision for Income Taxes

	Year ended December 31,			% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Provision for income taxes	$203	$87	$45	131%	94%
Effective tax rate	26.2%	18.1%	10.9%
Our effective tax rate for 2019 was higher than the 21% federal statutory income tax rate due to state income taxes, foreign income taxed at higher than the federal statutory tax rate, as well as losses in foreign jurisdictions for which we do not record a tax benefit. Our effective tax rate for 2018 was lower than the 21% federal statutory rate primarily due to earnings in foreign jurisdictions outside of the United States, predominately Switzerland, where our statutory income tax rate is lower, as well as excess tax benefits related to stock-based payments and foreign-derived intangible income ("FDII"). The increase in our effective tax rate for 2019 compared to 2018 was due to an increase in U.S. federal and state taxable income as a result of an internal reorganization.
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

The reconciliation of net income attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Year ended December 31,
	2019	2018	2017
	(In millions)
Net income attributable to Expedia Group, Inc.	$565	$406	$378
Net income (loss) attributable to non-controlling interests	7	(8)	(6)
Provision for income taxes	203	87	45
Total other expense, net	128	229	208
Operating income	903	714	625
Gain (loss) on revenue hedges related to revenue recognized	22	25	8
Restructuring and related reorganization charges	24	—	17
Legal reserves, occupancy tax and other	34	(59)	25
Stock-based compensation	241	203	149
Amortization of intangible assets	198	283	275
Impairment of goodwill	—	86	—
Impairment of intangible assets	—	42	—
Depreciation	712	676	614
Adjusted EBITDA	$2,134	$1,970	$1,713
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are cash flows generated from operations; our cash and cash equivalents and short-term investment balances, which were $3.8 billion and $2.5 billion at December 31, 2019 and 2018, and our $2 billion revolving credit facility, which is essentially untapped and expires in May 2023.
As of December 31, 2019, the total cash and cash equivalents and short-term investments held outside the United States was $1.0 billion ($747 million in wholly-owned foreign subsidiaries and $265 million in majority-owned subsidiaries). The amount of undistributed earnings in foreign subsidiaries where the foreign subsidiary has or will invest undistributed earnings indefinitely outside of the United States, and for which future distributions could be taxable, was $85 million as of December 31, 2019. The unrecognized deferred tax liability related to the U.S. federal income tax consequences of these earnings was $18 million as of December 31, 2019.
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
As of December 31, 2019, we maintained a $2 billion revolving credit facility with a May 2023 maturity date. Interest is payable under the facility based on the Company's credit ratings with the applicable interest rate on drawn amounts at LIBOR plus 112.5 basis points and the commitment fee on undrawn amounts at 15 basis points as of December 31, 2019. The facility contains various restrictive covenants, including a maximum permissible leverage ratio and a minimum permissible interest coverage ratio. As of December 31, 2019, the maximum permissible leverage ratio and the minimum interest coverage were 4.00 to 1.00 and 2.75 to 1.00, respectively.
Our credit ratings are periodically reviewed by rating agencies. As of December 31, 2019, Moody’s rating was Baa3 with an outlook of “positive,” which was upgraded during the third quarter of 2019 from Ba1 in connection with the closing of the Liberty Expedia transaction, S&P’s rating was BBB with an outlook of “watch negative” and Fitch’s rating was BBB with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited to access to capital markets, which could have a material impact on our financial condition and results of operations.

As of December 31, 2019, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95% (the “5.95% Notes”), $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5% (the “4.5% Notes”), Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5% (the "2.5% Notes"), $750 million of registered senior unsecured notes due in February 2026 that bear interest at 5.0% ("the 5.0% Notes") and the $1 billion of registered senior unsecured notes due in February 2028 that bear interest at 3.8% ("the 3.8% Notes") and the 3.25% Notes.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction, but we are liable for the full value of such transactions until the flights are completed. For most other merchant bookings, which is primarily our merchant lodging business, we generally pay after the travelers’ use and, in some cases, subsequent to billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. As long as the merchant hotel business grows, we expect that changes in working capital related to merchant hotel transactions will positively impact operating cash flows. However, we are using both the merchant model and the agency model in many of our markets. If the merchant hotel model declines relative to our other business models that generally consume working capital such as agency hotel, managed corporate travel, advertising or certain Expedia Partner Solutions relationships, or if there are changes to the merchant model, supplier payment terms, including programs where we remit payment to suppliers in advance of the travelers stay, or booking patterns that compress the time period between our receipt of cash from travelers and our payment to suppliers, our overall working capital benefits could be reduced, eliminated or even reversed. Our future working capital benefits could also be impacted by Vrbo's continued shift to become the merchant of record on more of its transactions.
Seasonal fluctuations in our merchant hotel bookings affect the timing of our annual cash flows. During the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern reverses and cash flows are typically negative. While we expect the impact of seasonal fluctuations to continue, merchant hotel growth rates, changes to the model or booking patterns, changes in the relative mix of merchant hotel transactions compared with transactions in our working capital consuming businesses, including ETP, as well as the transformation of the Vrbo's alternative accommodation listing business, may counteract or intensify the anticipated seasonal fluctuations.
As of December 31, 2019, we had a deficit in our working capital of $3.0 billion, compared to a deficit of $2.9 billion as of December 31, 2018.
We will continue to invest in capital at similar to increasing levels over time to improve our technology platforms, infrastructure, operational capabilities, and in the development of service offerings and expansion of our operations. In addition to the capital requirements in support of our business strategy, our future capital requirements may also include capital needs for acquisitions (including purchases of non-controlling interest), share repurchases, or dividend payments among others; thus reducing our cash balance and/or increasing our debt. For the new headquarters, we expect to spend approximately $900 million. Of the total, approximately $290 million was spent between 2016 and 2018, and approximately $390 million was spent during 2019. During full year 2020, we expect to spend approximately $220 million.
Our cash flows are as follows:

	Year ended December 31,			$ Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	(In millions)
Cash provided by (used in) operations:
Operating activities	$2,767	$1,975	$1,845	$792	$130
Investing activities	(1,553)	(559)	(1,581)	(994)	1,022
Financing activities	175	(1,489)	688	1,664	(2,177)
Effect of foreign exchange rate changes on cash and cash equivalents	3	(139)	147	142	(286)
In 2019, net cash provided by operating activities increased by $792 million primarily due to increase in benefits from working capital changes mainly due to higher deferred merchant bookings at Vrbo as it transitioned to the Expedia Group payment platform.

In 2019, $994 million more cash was used in investing activities primarily due to net purchases of investments of $494 million in 2019 compared to net sales of investments of $334 million in 2018 and higher current year capital expenditures, including amounts related to our new corporate headquarters.
Cash provided by financing activities in 2019 primarily included $1.231 billion of net proceeds for the issuance of the 3.25% Notes in September 2019 as well as $301 million of proceeds from the exercise of options and employee stock purchase plans, partially offset by $400 million payment of debt assumed in the Liberty Expedia transaction, cash dividend payments of $195 million and cash paid to acquire shares of $743 million, including the repurchased shares under the authorization discussed below as well as $24 million for repurchases with respect to the Liberty Expedia Holdings transaction. Cash used in financing activities in 2018 primarily included cash paid to acquire shares of $923 million, the $500 million long-term debt repayment and a $186 million cash dividend payment, partially offset by $166 million of proceeds from the exercise of options and employee stock purchase plans.
During 2019, 2012, 2010, and 2006, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock in each of the respective years, during 2018 authorized a repurchase of up to 15 million shares of our common stock and during 2015 authorized a repurchase of up to 10 million shares of our common stock for a total of 105 million shares. Shares repurchased under the authorized programs were as follows:

	Year ended December 31,
	2019	2018	2017
Number of shares repurchased	5.6 million	7.7 million	2.3 million
Average price per share	$122.72	$117.02	$127.04
Total cost of repurchases (in millions)(1)	$683	$903	$294
 ______________________________________

(1)	Amount excludes transaction costs.
As of December 31, 2019, 26.7 million shares remain authorized for repurchase under the 2018 authorization with no fixed termination date for the repurchases. Subsequent to December 31, 2019, we repurchased an additional 3.4 million shares for a total cost of $370 million, excluding transaction costs, representing an average purchase price of $109.88 per share.
Our common stock dividend was $1.32 per share for 2019, $1.24 per share for 2018 and $1.16 per share for 2017. See NOTE 13 — Stockholders’ Equity in the notes to consolidated financial statements for a detail of the quarterly dividend payments by year. In addition, in February 2020, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.34 per share of outstanding common stock payable on March 26, 2020 to the stockholders of record as of the close of business on March 10, 2020. Future declarations of dividends are subject to final determination by our Board of Directors.
Foreign exchange rate changes resulted in immaterial increases of our cash balances denominated in foreign currency in 2019 of $3 million. Foreign exchange rate changes resulted in a reduction of our cash balances denominated in foreign currency in 2018 of $139 million reflecting net depreciations in foreign currencies during 2018.
In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that the cost of availability of future borrowings, including refinancing, if any, will be available on terms acceptable to us.

Contractual Obligations and Commercial Commitments
The following table presents our material contractual obligations and commercial commitments as of December 31, 2019:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Senior notes debt (1)	$6,241	$951	$1,042	$777	$3,471
Operating leases, including imputed interest (2)	881	154	256	146	325
Purchase obligations (3)	487	339	133	15	—
Guarantees (4)	68	68	—	—	—
Letters of credit (4)	39	22	13	—	4
Total(5)	$7,716	$1,534	$1,444	$938	$3,800
 ____________________

(1)
Our 5.95% Notes, 2.5% Notes, 4.5% Notes, 5.0% Notes, 3.8% and 3.25% Notes include interest payments through maturity in 2020, 2022, 2024, 2026, 2028 and 2030 respectively, based on the stated fixed rates. For the 2.5% Notes, the December 31, 2019 Euro exchange rate was used to convert the Euro 650 million to U.S. Dollars and calculate the related U.S. Dollar interest payments.

(2)
Operating lease obligations include leases for office space and data centers, including those leases entered into but not yet commenced as of December 31, 2019. Certain leases contain periodic rent escalation adjustments and renewal options. Lease obligations expire at various dates with the latest maturity in 2038.

(3)
Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors and marketing partners. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.

(4)
Guarantees and LOCs are commitments that represent funding responsibilities that may require our performance in the event of third-party demands or contingent events. We use our stand-by LOCs primarily for certain regulatory purposes as well as to secure payment for hotel room transactions to particular hotel properties. Of the outstanding balance of our stand-by LOCs, $16 million directly reduces the amount available to us from our revolving credit facility. The LOC amounts in the above table represent the amount of commitment expiration per period. In addition, we provide a guarantee to the aviation authorities of certain foreign countries to protect against potential non-delivery of our packaged travel services sold within those countries. These countries hold all travel agents and tour companies to the same standard. Our guarantees also include bonds relating to tax assessments that we are contesting and certain surety bonds related to various company performance obligations.

(5)	Excludes $243 million of net unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.
Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2019.
Certain Relationships and Related Party Transactions
For a discussion of certain relationships and related party transactions, see NOTE 18 – Liberty Expedia Holdings Transaction and NOTE 19 — Related Party Transactions in the notes to the consolidated financial statements.

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

Interest Rate Risk
In August 2010, we issued $750 million senior unsecured notes with a fixed rate of 5.95%. In August 2014, we issued $500 million senior unsecured notes with a fixed rate of 4.5%. In June 2015, we issued Euro 650 million of senior unsecured notes with a fixed rate of 2.5%. (See “Foreign Exchange Risk” below for further discussion or our 2.5% Notes.) In December 2015, we issued $750 million of senior unsecured notes with a fixed rate of 5.0%. In September 2017, we issued $1 billion of senior unsecured notes with a fixed rate of 3.8%. In September 2019, we issued $1.25 billion of senior unsecured notes with a fixed rate of 3.25%. As a result, if market interest rates decline, our required payments will exceed those based on market rates. The fair values of our 5.95% Notes, 2.5% Notes, 4.5% Notes, 5.0% Notes, 3.8% Notes, and 3.25% Notes were approximately $767 million, $764 million, $536 million, $825 million, $1.02 billion, $1.21 billion and as of December 31, 2019 as calculated based on quoted market prices in less active markets at year end. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our 5.95% Notes by approximately $2 million, our 2.5% Notes by approximately $8 million, our 4.5% Notes by approximately $11 million, our 5.0% Notes by approximately $21 million, our 3.8% Notes by approximately $35 million and our 3.25% Notes by approximately $51 million.
We maintain a $2 billion revolving credit facility, which bears interest based on market rates plus a spread determined by our credit ratings. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility. As of December 31, 2019 and 2018, we had no revolving credit facility borrowings outstanding.
We did not experience any significant impact from changes in interest rates for the years ended December 31, 2019, 2018 or 2017.
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
To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2019 and 2018, we had a net forward liability of $8 million included in accrued expenses and other current liabilities and a net forward asset of $22 million included in prepaid expenses and other current assets. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.
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
Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $29 million based on our foreign currency forward positions (including the impact of forward positions economically hedging our merchant revenue exposures) and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2019. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.
During 2019, 2018 and 2017, we recorded net foreign exchange rate losses of approximately $34 million ($34 million loss excluding the contracts economically hedging our forecasted merchant revenue), net foreign exchange rate gains of approximately $3 million ($38 million loss excluding the contracts economically hedging our forecasted merchant revenue) and net foreign exchange rate losses of approximately $46 million ($40 million loss excluding the contracts economically hedging our forecasted merchant revenue). As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.
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
Part II. Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Part II. Item 9A. Controls and Procedures
Changes in Internal Control over Financial Reporting.
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chairman and Senior Executive (Co-Principal Executive Officer), Vice Chairman (Co-Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chairman and Senior Executive, Vice Chairman and Acting Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Expedia Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Expedia Group, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Expedia Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 13, 2020 expressed an unqualified opinion thereon.
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

/s/Ernst & Young LLP

Seattle, Washington
February 13, 2020

Part II. Item 9B. Other Information
None.
Part III.
We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2020 annual meeting of stockholders (the “2020 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019.
Part III. Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2020 Proxy Statement and incorporated herein by reference.
Part III. Item 11. Executive Compensation
The information required by this item is included under the captions “Election of Directors —Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2020 Proxy Statement and incorporated herein by reference.
Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2020 Proxy Statement and incorporated herein by reference.
Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2020 Proxy Statement and incorporated herein by reference.
Part III. Item 14. Principal Accounting Fees and Services
The information required by this item is included under the caption “Audit Committee Report” in the 2020 Proxy Statement and incorporated herein by reference.
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

(a)(3) Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated as of May 28, 2015, Expedia, Inc., as Issuer, the Guarantors party thereto, and BNP Paribas, Goldman, Sachs & Co., J.P. Morgan Securities plc, as Representatives of the several Underwriters (relating to the Fourth Supplemental Indenture on Exhibit 4.6)		8-K	000-51447	1.1	6/3/2015

2.1	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.	8-K	000-51447	2.1	12/21/2012
2.2	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.	8-K	000-51447	2.2	12/21/2012
2.3	Purchase and Sale Agreement (Cruise), dated March 10, 2015, by and between Immunex Corporation and Cruise, LLC	8-K	000-51447	10.1	4/2/2015
2.4	First Amendment to Purchase and Sale, dated March 25, 2015, by and between Immunex Corporation and Cruise, LLC	8-K	000-51447	10.2	4/2/2015
2.5	Share Purchase Agreement, dated May 22, 2015, by and among Expedia, Inc., Expedia Asia Pacific - Alpha Limited, Ctrip.com International, Ltd., C-Travel International Limited, Luxuriant Holdings Limited, Keystone Lodging Holdings Limited and Plateno Group Limited	8-K	000-51447	2.1	5/22/2015
2.6	Agreement and Plan of Merger by and among Expedia Group, Inc., LEMS II Inc., LEMS I LLC and Liberty Holdings, Inc., dated as of April 15, 2019	8-K	001-37429	2.1	4/16/2019
2.7	Amendment No. 1 to Agreement and Plan of Merger, by and among Expedia Group, Inc., LEMS I LLC, LEMS II Inc. and Liberty Holdings, Inc., dated as of June 5, 2019	8-K	001-37429	2.1	6/5/2019
3.1	Amended and Restated Certificate of Incorporation of Expedia Group, Inc., dated as of December 3, 2019	8-K	001-37429	3.1	12/4/2019
3.2	Amended and Restated By-Laws of Expedia Group, Inc. dated as of April 15, 2019	8-K	001-37429	3.1	4/16/2019
4.1	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020	8-K	000-51447	4.1	8/10/2010
4.2	Ninth Supplemental Indenture, dated as of September 30, 2016, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37429	4.1	10/3/2016
4.3	Indenture, dated as of August 18, 2014, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	000-51447	4.1	8/18/2014
4.4	First Supplemental Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 4.500% Senior Notes due 2024	8-K	000-51447	4.2	8/18/2014

4.5	Fourth Supplemental Indenture, dated as of June 3, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 2.500% Senior Notes due 2022		8-K	000-51447	4.2	6/3/2015
4.6	Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.000% Senior Notes due 2026		8-K	001-37429	4.1	12/8/2015
4.7	Indenture, dated as of September 21, 2017, among Expedia, Inc., the guarantors party thereto and U.S. Bank National Association		8-K	001-37429	4.1	9/21/2017
4.8	Indenture, dated as of September 19, 2019, among Expedia Group, Inc., the guarantors party thereto and U.S. Bank National Association.		8-K	001-37429	4.1	9/20/2019
4.9	Registration Rights Agreement, dated as of September 19, 2019, among Expedia Group, Inc., the guarantors party thereto and BofA Securities, Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co., LLC.		8-K	001-37429	4.2	9/20/2019
4.10	Description of Securities	X
10.1	Amended and Restated Governance Agreement among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		8-K	000-51447	10.1	12/27/2011
10.2	Assignment and Assumption of Governance Agreement, among Liberty Expedia holdings, Inc., LEXE Marginco, LLC, LEXEB, LLC, Liberty Interactive Corporation, Barry Diller and Expedia, Inc., dated as of November 4, 2016		8-K*†	001-37938	10.6	11/7/2016
10.3	Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011		10-K	000-51447	10.11	2/10/2012
10.4	Assignment and Assumption of Stockholders Agreement, by and among Liberty Expedia Holdings, Inc., Liberty Interactive Corporation and Barry Diller, dated November 4, 2016		8-K*†	001-37938	10.7	11/7/2016
10.5	Amendment No. 1 to Stockholders Agreement, by and between Liberty Expedia Holdings, Inc. and Barry Diller, dated November 4, 2016		8-K*†	001-37938	10.8	11/7/2016
10.6	Letter Agreement, dated as of March 6, 2018, by and among Liberty Expedia Holdings, Inc., Liberty Interactive Corporation, Barry Diller, John C. Malone and Leslie Malone.		8-K*†	001-37938	10.1	3/7/2018
10.7	Amended and Restated Transaction Agreement, by and among Liberty Interactive Corporation, Liberty Expedia Holdings, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of September 22, 2016		S-4/A*†	333-210377	10.13	9/23/2016
10.8	Assignment Agreement, by and between Barry Diller and Liberty Expedia Holdings, Inc., dated November 4, 2016		8-K*†	001-37938	10.10	11/7/2016
10.9	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.2	12/27/2011

10.10	Services Agreement by and between HomeAway.com, Inc. and Keystone Strategy LLC, dated April 1, 2017	10-Q	001-37429	10.1	7/28/2017
10.11	Amended and Restated Credit Agreement dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; Hotwire, Inc., a Delaware corporation, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	8-K	000-51447	10.1	9/11/2014
10.12	First Amendment, dated as of February 4, 2016, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	8-K	001-37429	10.1	2/8/2016
10.13	Second Amendment, dated as December 22, 2016, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	10-K	001-37429	10.14	2/10/2017
10.14	Third Amendment, dated as of April 25, 2017, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	10-Q	001-37429	10.1	4/28/2017
10.15	Fourth Amendment, dated as of May 31, 2018, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent.	8-K	001-37429	10.1	6/1/2018
10.16	Fifth Amendment, dated as of September 10, 2018, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent	10-Q	001-37429	10.1	10/26/2018

10.17	Sixth Amendment, dated as of December 28, 2018, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent	10-K	001-37429	10.17	2/8/2019
10.18	Seventh Amendment, dated as of March 7, 2019, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent	10-Q	001-37429	10.16	5/3/2019
10.19	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007	10-Q	000-51447	10.1	8/3/2007
10.20	Voting Agreement by and among Expedia Group, Inc. and the Shareholders (as defined therein), dated as of April 15, 2019	8-K	001-37429	10.1	4/16/2019
10.21	Exchange Agreement by and among Barry Diller, The Diller - von Furstenberg Family Foundation, Liberty Expedia Holdings, Inc., and Expedia Group, Inc., dated as of April 15, 2019	8-K	001-37429	10.2	4/16/2019
10.22	Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 15, 2019	8-K	001-37429	10.3	4/16/2019
10.23	Amendment No. 2 to Amended and Restated Transaction Agreement, by and among Qurate Retail, Inc., Liberty Expedia Holdings, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of April 15, 2019	8-K	001-37429	10.4	4/16/2019
10.24	Stockholders Agreement Termination Agreement, by and among Barry Diller, Liberty Expedia Holdings, Inc., LEXEB, LLC and LEXE Marginco, LLC, dated as of April 15, 2019	8-K	001-37429	10.5	4/16/2019
10.25	Governance Agreement Termination Agreement, by and among Barry Diller, Expedia Group, Inc., Liberty Expedia Holdings, Inc., LEXEB, LLC and LEXE Marginco, LLC, dated as of April 15, 2019	8-K	001-37429	10.6	4/16/2019
10.26	Assumption and Joinder Agreement to Tax Sharing Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019	8-K	001-37429	10.7	4/16/2019
10.27	Tax Sharing Agreement, by and between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc., dated as of November 4, 2016	8-K*^	001-33982	10.1	11/7/2016
10.28	Assumption Agreement Concerning Transaction Agreement Obligations, by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc., Qurate Retail, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of April 15, 2019	8-K	001-37429	10.9	4/16/2019

10.29	Assumption and Joinder Agreement to Reorganization Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019	8-K	001-37429	10.10	4/16/2019
10.30	Reorganization Agreement by and between Liberty Interactive Corporation and the Registrant, dated as of October 26, 2016	POS-AM*†	333-210377	2.1	11/4/2016
10.31*	Fourth Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan	DEF 14A	001-37429	App. A	8/23/2016
10.32*	Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan	S-8	333-206990	99.1	9/17/2015
10.33*	HomeAway, Inc. 2011 Equity Incentive Plan	S-8	333-208548	99.1	12/15/2015
10.34*	Expedia Group, Inc. 2013 Employee Stock Purchase Plan, as Amended and Restated	10-K	001-37429	10.22	2/8/2019
10.35*	Expedia Group, Inc. 2013 International Employee Stock Purchase Plan, As Amended and Restated	10-K	001-37429	10.23	2/8/2019
10.36*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)	10-Q	000-51447	10.1	8/1/2014
10.37*	Form of Expedia, Inc. Restricted Stock Unit Agreement	10-K	001-37429	10.22	2/10/2017
10.38*	Form of Expedia Group, Inc. Restricted Stock Unit Agreement	10-Q	001-37429	10.1	4/27/2018
10.39*	Form of Expedia, Inc. Stock Option Agreement	10-K	001-37429	10.23	2/10/2017
10.40*	Form of Expedia Group, Inc. Stock Option Agreement	10-Q	001-37429	10.2	4/27/2018
10.41*	Form of Expedia, Inc. 2018 Performance-Based Stock Option Agreement	10-Q	001-37429	10.3	4/27/2018
10.42*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009	10-K	000-51447	10.13	2/19/2009
10.43*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009	10-K	000-51447	10.17	2/19/2009
10.44*	First Amendment of the Executive Deferred Compensation Plan, effective as of December 31, 2014	10-K	000-51447	10.20	2/6/2015
10.45*	Employment Agreement between Mark Okerstrom and Expedia, Inc., effective September 15, 2017	8-K/A	001-37429	10.1	9/21/2017
10.46*	Expedia, Inc. Stock Option Agreement for Mark D. Okerstrom, dated as of March 7, 2016	8-K	001-37429	10.2	3/9/2016
10.47*	Expedia, Inc. Stock Option Agreement for Mark D. Okerstrom, dated as of March 7, 2016 (Performance Options)	8-K	001-37429	10.3	3/9/2016
10.48*	Stock Option Agreement between Mark Okerstrom and Expedia, Inc., effective September 15, 2017 (Performance Options)	8-K/A	001-37429	10.2	9/21/2017
10.49*	Stock Option Agreement between Mark D. Okerstrom and Expedia, Inc., effective as of March 2, 2018 (Performance-Based Options)	10-Q	001-37429	10.4	4/27/2018
10.50*	Employment Agreement between Alan Pickerill and Expedia, Inc., effective September 15, 2017	8-K/A	001-37429	10.3	9/21/2017
10.51*	Stock Option Agreement between Alan R. Pickerill and Expedia, Inc., effective as of March 2, 2018 (Performance-Based Options)	10-Q	001-37429	10.5	4/27/2018
10.52*	Amended and Restated Employment Agreement between Robert J. Dzielak and Expedia, Inc., effective March 3, 2018	8-K	001-37429	10.1	3/7/2018

10.53*	Stock Option Agreement between Robert J. Dzielak and Expedia, Inc., effective March 2, 2018 (Performance-Based Options)		10-Q	001-37429	10.6	4/27/2018
10.54*	Stock Option Agreement between Robert J. Dzielak and Expedia, Inc., effective March 2, 2018 (Cliff Vest Options)		10-Q	001-37429	10.7	4/27/2018
10.55*	Equity Treatment Agreement between Dara Khosrowshahi and Expedia, Inc., effective September 20, 2017		8-K/A	001-37429	10.4	9/21/2017
10.56*	Expedia, Inc. Stock Option Agreement for Dara Khosrowshahi, dated as of March 31, 2015 (Performance Options)		8-K	000-51447	10.3	4/1/2015
10.57*	Expedia Group, Inc. Restricted Stock Unit Agreement between Peter M. Kern and Expedia Group, Inc., dated as of August 17, 2018		10-K	001-37429	10.45	2/8/2019
10.58*	Form Expedia, Inc. Stock Option Agreement		10-K	001-37429	10.46	2/8/2019
10.59*	Form Expedia Group, Inc. Stock Option Agreement		10-Q	001-37429	10.2	5/3/2019
10.60*	Form Expedia Group, Inc. Restricted Stock Unit Agreement		10-Q	001-37429	10.3	5/3/2019
10.61*	Expedia Group, Inc. Restricted Stock Unit Agreement between Peter M. Kern and Expedia Group, Inc., dated as of March 7, 2019		10-Q	001-37429	10.4	5/3/2019
10.62*	Employment Agreement between Eric Hart and Expedia Group, Inc., effective November 1, 2019	X
21	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Vice Chairman (Co-Principal Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Acting Chief Financial Officer (Principal Financial Officer) pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of the Vice Chairman (Co-Principal Executive Officer) pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.3***	Certification of the Acting Chief Financial Officer (Principal Financial Officer) pursuant Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or compensatory plan or arrangement.
*†	Indicates reference to filing of Liberty Expedia Holdings, Inc.
*^	Indicates reference to filing of Qurate Retail, Inc.
***	Furnished herewith

Part IV. Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia Group, Inc.

By:	/s/ PETER M. KERN
Peter M. Kern Vice Chairman and Director (Co-Principal Executive Officer)
February 13, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 13, 2020.

Signature	Title

/s/ BARRY DILLER	Chairman of the Board, Senior Executive and Director
Barry Diller	(Co-Principal Executive Officer)

/s/ PETER M. KERN	Vice Chairman and Director
Peter M. Kern	(Co-Principal Executive Officer)

/s/ ERIC HART	Acting Chief Financial Officer
Eric Hart	(Principal Financial Officer)

/s/ LANCE A. SOLIDAY	Senior Vice President, Chief Accounting
Lance A. Soliday	Officer and Controller
(Principal Accounting Officer)

/s/ SAMUEL ALTMAN	Director
Samuel Altman

/s/ SUSAN C. ATHEY	Director
Susan C. Athey

/s/ A. GEORGE BATTLE	Director
A. George Battle

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ JON T. GIESELMAN	Director
Jon T. Gieselman

/s/ CRAIG A. JACOBSON	Director
Craig A. Jacobson

/s/ VICTOR A. KAUFMAN	Director
Victor A. Kaufman

/s/ DARA KHOSROWSHAHI	Director
Dara Khosrowshahi

/s/ ALEXANDER VON FURSTENBERG	Director
Alexander von Furstenberg

/s/ JULIE WHALEN	Director
Julie Whalen

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Expedia Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Expedia Group, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loyalty Programs
Description of the Matter
As discussed in Note 2 of the financial statements, travelers enrolled in the Expedia Rewards and Hotels.com Rewards loyalty programs (collectively “loyalty programs”) earn reward points with each eligible booking made which can be redeemed for free or discounted future bookings. Member consideration is allocated between travel services and reward points earned in the loyalty programs. The Company defers the relative standalone selling price of earned reward points, net of rewards not expected to be redeemed (known as “breakage”), as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the relative standalone selling price for reward points, the Company considers the stated redemption value per point dictated by the terms of the loyalty programs and then estimates the future breakage of reward points based on statistical modeling techniques using historical member activity. The deferred loyalty rewards balance, net of amounts paid to the travel suppler, is recognized as revenue when the travel service purchased with the loyalty reward is satisfied.

Auditing the Company’s deferred loyalty rewards balance is especially complex and judgmental due to significant measurement uncertainty in determining the expected future breakage of reward points. Management uses statistical modeling techniques to estimate future breakage based on historical member activity. The amount of member consideration allocated to the reward points earned is sensitive to the expected future breakage assumption. Changes in loyalty program terms or the method or manner in which reward points can be redeemed by members can change member behavior which increases the measurement uncertainty as historical member activity may not be indicative of future behavior.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over Management’s review of the statistical modeling techniques and resulting breakage estimates. We also tested controls over the completeness and accuracy of member activity data used in the breakage estimate analyses. This included controls over the Company’s systems and the application controls involved in the process to track loyalty reward member activity.

To test the deferred loyalty rewards balance, we performed audit procedures that included, among others, involving our actuarial specialists to assist us in assessing the methods used by Management and to develop an independent actuarial estimate of a reasonable range of breakage rates. We then compared this reasonable range of breakage rates to the Company’s estimates. Additionally, we tested the completeness and accuracy of the member activity data used by our actuarial specialists in their breakage analyses.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.
Seattle, Washington
February 13, 2020

Consolidated Financial Statements

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018	2017
	(In millions, except for per share data)
Revenue	$12,067	$11,223	$10,060
Costs and expenses:
Cost of revenue (1)	2,163	1,965	1,757
Selling and marketing (1)	6,135	5,767	5,298
Technology and content (1)	1,763	1,617	1,387
General and administrative (1)	847	808	676
Amortization of intangible assets	198	283	275
Impairment of goodwill	—	86	—
Impairment of intangible assets	—	42	—
Legal reserves, occupancy tax and other	34	(59)	25
Restructuring and related reorganization charges	24	—	17
Operating income	903	714	625
Other income (expense):
Interest income	59	71	34
Interest expense	(173)	(190)	(182)
Other, net	(14)	(110)	(60)
Total other expense, net	(128)	(229)	(208)
Income before income taxes	775	485	417
Provision for income taxes	(203)	(87)	(45)
Net income	572	398	372
Net (income) loss attributable to non-controlling interests	(7)	8	6
Net income attributable to Expedia Group, Inc.	$565	$406	$378
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$3.84	$2.71	$2.49
Diluted	3.77	2.65	2.42
Shares used in computing earnings per share (000's):
Basic	147,194	149,961	151,619
Diluted	149,884	152,889	156,385

(1) Includes stock-based compensation as follows:
Cost of revenue	$12	$11	$10
Selling and marketing	45	44	40
Technology and content	74	61	55
General and administrative	110	87	44

See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2019	2018	2017
	(In millions)
Net income	$572	$398	$372
Other comprehensive income (loss), net of tax
Currency translation adjustments, net of taxes	(5)	(86)	189
Unrealized losses on available for sale securities, net of taxes	—	—	(7)
Other comprehensive income (loss), net of tax	(5)	(86)	182
Comprehensive income	567	312	554
Less: Comprehensive income (loss) attributable to non-controlling interests	(1)	(26)	45
Comprehensive income attributable to Expedia Group, Inc.	$568	$338	$509
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,315	$2,443
Restricted cash and cash equivalents	779	259
Short-term investments	526	28
Accounts receivable, net of allowance of $41 and $34	2,524	2,151
Income taxes receivable	70	24
Prepaid expenses and other current assets	521	292
Total current assets	7,735	5,197
Property and equipment, net	2,198	1,877
Operating lease right-of-use assets	611	—
Long-term investments and other assets	796	778
Deferred income taxes	145	69
Intangible assets, net	1,804	1,992
Goodwill	8,127	8,120
TOTAL ASSETS	$21,416	$18,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,921	$1,699
Accounts payable, other	906	788
Deferred merchant bookings	5,679	4,327
Deferred revenue	321	364
Income taxes payable	88	74
Accrued expenses and other current liabilities	1,050	808
Current maturities of long-term debt	749	—
Total current liabilities	10,714	8,060
Long-term debt, excluding current maturities	4,189	3,717
Deferred income taxes	56	69
Operating lease liabilities	532	—
Other long-term liabilities	374	506
Commitments and contingencies
Redeemable non-controlling interests	15	30
Stockholders’ equity:
Common stock $.0001 par value	—	—
Authorized shares: 1,600,000
Shares issued: 256,692 and 231,493; Shares outstanding: 137,076 and 134,334
Class B common stock $.0001 par value	—	—
Authorized shares: 400,000
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 12,800
Additional paid-in capital	12,978	9,549
Treasury stock — Common stock and Class B, at cost	(9,673)	(5,742)
Shares: 126,893 and 97,159
Retained earnings	879	517
Accumulated other comprehensive income (loss)	(217)	(220)
Total Expedia Group, Inc. stockholders’ equity	3,967	4,104
Non-redeemable non-controlling interests	1,569	1,547
Total stockholders’ equity	5,536	5,651
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,416	$18,033
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2016	224,309,769	$—	12,799,999	$—	$8,794	87,077,319	$(4,511)	$129	$(280)	$1,561	$5,693
Net income (loss) (excludes $3 of net income attributable to redeemable non-controlling interest)								378		(9)	369
Other comprehensive income (loss), net of taxes									131	51	182
Payment of dividends to stockholders (declared at $1.16 per share)					—			(176)			(176)
Proceeds from exercise of equity instruments and employee stock purchase plans	3,982,546	—			228						228
Withholding taxes for stock options					(9)						(9)
Issuance of common stock in connection with acquisitions	175,040	—			—						—
Treasury stock activity related to vesting of equity instruments						133,319	(17)				(17)
Common stock repurchases						2,317,617	(294)				(294)
Other changes in non-controlling interests					3					3	6
Stock-based compensation expense					148						148
Other					(1)						(1)
Balance as of December 31, 2017	228,467,355	$—	12,799,999	$—	$9,163	89,528,255	$(4,822)	$331	$(149)	$1,606	$6,129
Net income (loss) (excludes $1 of net income attributable to redeemable non-controlling interest)								406		(9)	397
Other comprehensive income (loss), net of taxes									(68)	(18)	(86)
Payment of dividends to stockholders (declared at $1.24 per share)								(186)			(186)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,850,591	—			166						166
Withholding taxes for stock options					(2)						(2)
Issuance of common stock in connection with acquisitions	175,040	—			—						—
Treasury stock activity related to vesting of equity instruments						179,783	(20)				(20)
Common stock repurchases						7,720,194	(904)				(904)
Proceeds from issuance of treasury stock					27	(269,646)	4				31
Adjustment to the fair value of redeemable non-controlling interests					—			(3)			(3)
Purchase of remaining interest in Air Asia					(5)					(57)	(62)
Other changes in non-controlling interests					(7)					25	18
Stock-based compensation expense					208						208
Impact of adoption of new accounting guidance								(31)	(3)		(34)
Other					(1)						(1)
Balance as of December 31, 2018	231,492,986	$—	12,799,999	$—	$9,549	97,158,586	$(5,742)	$517	$(220)	$1,547	$5,651

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Net income (excludes $2 of net loss attributable to redeemable non-controlling interest)								565		9	574
Other comprehensive income (loss), net of taxes									3	(8)	(5)
Payment of dividends to stockholders (declared at $1.32 per share)								(195)			(195)
Proceeds from exercise of equity instruments and employee stock purchase plans	4,453,610	—			301						301
Withholding taxes for stock options					(2)						(2)
Liberty Expedia Holdings transaction	20,745,181	—			2,883	23,876,671	(3,212)				(329)
Treasury stock activity related to vesting of equity instruments						295,185	(36)				(36)
Common stock repurchases						5,562,083	(683)				(683)
Adjustment to the fair value of redeemable non-controlling interests								(14)			(14)
Other changes in ownership of non-controlling interests					1					21	22
Impact of adoption of new accounting guidance								6			6
Stock-based compensation expense					246						246
Other					—						—
Balance as of December 31, 2019	256,691,777	$—	12,799,999	$—	$12,978	126,892,525	$(9,673)	$879	$(217)	$1,569	$5,536

See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2019	2018	2017
	(In millions)
Operating activities:
Net income	$572	$398	$372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	712	676	614
Amortization of stock-based compensation	241	203	149
Amortization and impairment of intangible assets	198	325	275
Impairment of goodwill	—	86	—
Deferred income taxes	(91)	(308)	(103)
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	(5)	111	(79)
Realized (gain) loss on foreign currency forwards	(22)	(31)	(6)
(Gain) loss on minority equity investments, net	(8)	111	14
Other	(21)	22	(30)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(368)	(282)	(456)
Prepaid expenses and other assets	(193)	(29)	(71)
Accounts payable, merchant	224	(134)	316
Accounts payable, other, accrued expenses and other liabilities	254	196	257
Tax payable/receivable, net	(23)	102	(30)
Deferred merchant bookings	1,342	489	593
Deferred revenue	(45)	40	30
Net cash provided by operating activities	2,767	1,975	1,845
Investing activities:
Capital expenditures, including internal-use software and website development	(1,160)	(878)	(710)
Purchases of investments	(1,346)	(1,803)	(1,811)
Sales and maturities of investments	852	2,137	1,096
Acquisitions, net of cash and restricted cash acquired	80	(53)	(169)
Other, net	21	38	13
Net cash used in investing activities	(1,553)	(559)	(1,581)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	1,231	—	990
Payment of long-term debt	—	(500)	—
Payment of Liberty Expedia Exchangeable Debentures	(400)	—	—
Purchases of treasury stock	(743)	(923)	(312)
Proceeds from issuance of treasury stock	—	31	—
Payment of dividends to stockholders	(195)	(186)	(176)
Proceeds from exercise of equity awards and employee stock purchase plan	301	166	229
Changes in controlled subsidiaries, net	(28)	(62)	(18)
Other, net	9	(15)	(25)
Net cash provided by (used in) financing activities	175	(1,489)	688
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	3	(139)	147
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	1,392	(212)	1,099
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	2,705	2,917	1,818
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$4,097	$2,705	$2,917
Supplemental cash flow information
Cash paid for interest	$157	$196	$163
Income tax payments, net	304	282	174
See notes to consolidated financial statements.

Expedia Group, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — Organization and Basis of Presentation
Description of Business
Expedia Group, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Brand Expedia®, Hotels.com®, Expedia® Partner Solutions, Vrbo®, Egencia®, trivago®, HomeAway®, Orbitz®, Travelocity®, Hotwire®, Wotif®, ebookers®, CheapTickets®, Expedia Group™ Media Solutions, Expedia Local Expert®, CarRentals.com™, Expedia® CruiseShipCenters®, Classic Vacations®, Traveldoo®, VacationRentals.com and SilverRail™. In addition, many of these brands have related international points of sale. In the first quarter of 2019, we renamed the HomeAway segment Vrbo. We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
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
NOTE 2 — Significant Accounting Policies
Consolidation
Our consolidated financial statements include the accounts of Expedia Group, Inc., our wholly-owned subsidiaries, and entities for which we control a majority of the entity’s outstanding common stock. We record non-controlling interest in our consolidated financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Non-controlling interest in the earnings and losses of consolidated subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated entities, which includes the non-controlling interest share of net income or loss from our redeemable and non-redeemable non-controlling interest entities. trivago is a separately listed company on the Nasdaq Global Select Market and, therefore, is subject to its own reporting and filing requirements, which could result in possible differences that are not expected to be material to Expedia Group, Inc.
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
Our Vrbo business facilitates alternative accommodation bookings, earning per transaction commissions, traveler service fees or a combination, and provides subscription-based listing and other ancillary services to property owners and managers.
The nature of our travel booking service performance obligations vary based on the travel service with differences primarily related to the degree to which we provide post booking services to the traveler and the timing when rights and obligations are triggered in our underlying supplier agreements. We consider both the traveler and travel supplier as our customers.
Refer to NOTE 20 — Segment Information for revenue by business model and service type.
Lodging. Our lodging revenue is comprised of revenue recognized under the merchant, agency and Vrbo business models.
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
Vrbo. Vrbo's lodging revenue is generally earned on a pay-per-booking or pay-per-subscription basis. Pay-per-booking arrangements are commission-based where rental property owners and managers bear the inventory risk, have latitude in setting the price and compensate Vrbo for facilitating bookings with travelers. Under pay-per-booking arrangements, each booking is a separate contract as listings are typically cancelable at any time and the related revenue, net of amounts paid to property owners, is recognized at check in, which is the point in time when our service to the traveler is complete. In pay-per-subscription contracts, property owners or managers purchase in advance online advertising services related to the listing of their properties for rent over a fixed term (typically one year). As the performance obligation is the listing service and is provided to the property owner or manager over the life of the listing period, the pay-per-subscription revenue is recognized on a straight-line basis over the listing period. Vrbo also charges a traveler service fee at the time of booking. The service fee charged to travelers provides compensation for Vrbo's services, including but not limited to the use of Vrbo's website and a “Book with Confidence Guarantee” providing travelers with comprehensive payment protection and 24/7 traveler support. The performance obligation is to facilitate the booking of a property and assist travelers up to their check in process and, as such, the traveler service fee revenue is recognized at check-in. Revenue from other ancillary alternative accommodation services or products are recorded either upon delivery or when we provide the service.
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
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of our performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $226 million as of December 31, 2019 and $26 million as of December 31, 2018.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2018, $3.627 billion of cash advance cash payments was reported within deferred merchant bookings, $3.309 billion of which was recognized resulting in $488 million of revenue during the year ended December 31, 2019. At December 31, 2019, the related balance was $4.898 billion.
Travelers enrolled in our internally administered traveler loyalty rewards programs earn points for each eligible booking made which can be redeemed for free or discounted future bookings. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 40 Brand Expedia websites. Orbitz Rewards allows travelers to earn OrbucksSM, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, we defer the relative standalone selling price of earned points, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which points can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the points, that is when the travel service purchased with the loyalty award is satisfied. The majority of rewards expected to be redeemed are recognized within one to two years of being earned. At December 31, 2018, $700 million of deferred loyalty rewards was reported within deferred merchant bookings, all of which was recognized as revenue during the year ended December 31, 2019. At December 31, 2019, the related balance was $781 million.
Deferred Revenue. Deferred revenue primarily consists of Vrbo's traveler service fees received on bookings where we are not merchant of record due to the use of a third party payment processor, unearned subscription revenue as well as deferred advertising revenue. At December 31, 2018, $364 million was recorded as deferred revenue, $326 million of which was recognized as revenue during the year ended December 31, 2019. At December 31, 2019, the related balance was $321 million.
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
Cash, Restricted Cash, and Cash Equivalents
Our cash and cash equivalents include cash and liquid financial instruments, including money market funds and term deposit investments, with maturities of three months or less when purchased. Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or our intention to use the cash for a specific purpose. Our restricted cash primarily relates to certain traveler deposits and to a lesser extent collateral for office leases. The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$3,315	$2,443
Restricted cash and cash equivalents	779	259
Restricted cash included within long-term investments and other assets	3	3
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flow	$4,097	$2,705

Short-term and Long-term Investments
We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Investments, other than minority equity investments, classified as available- for-sale are recorded at fair value with unrealized holding gains and losses recorded, net of tax, as a component of accumulated other comprehensive income ("OCI"). Realized gains and losses from the sale of available for sale investments, if any, are determined on a specific identification basis. Investments with remaining maturities of less than one year are classified within short-term investments. All other investments are classified within long-term investments and other assets.
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
We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is three to five years for computer equipment, capitalized software development and furniture and other equipment, 15 years for land improvements, and 40 years for buildings, which includes our new corporate headquarters. Land is not depreciated. We amortize leasehold improvement using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease.
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
Leases
We determine if an arrangement is a lease at inception. Operating leases are primarily for office space and data centers and, as of January 1, 2019 with the adoption of the new guidance for leasing arrangements, are included in operating lease right-of-use ("ROU") assets, accrued expenses and other current liabilities, and operating lease liabilities on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
Redeemable Non-controlling Interests
We have non-controlling interests in majority owned entities, which were carried at fair value as the non-controlling interests contained certain rights, whereby we could acquire and the minority shareholders could sell to us the additional shares of the company. If the redeemable non-controlling interest is redeemable at an amount other than fair value, we adjust the non-controlling interest to redemption value through earnings each period. In circumstances where the non-controlling interest is redeemable at fair value, changes in fair value of the shares for which the minority holders could sell to us were recorded to the non-controlling interest and as charges or credits to retained earnings (or additional paid-in capital in the absence of retained earnings). Fair value determinations required high levels of judgment (“Level 3” on the fair value hierarchy) and were based on various valuation techniques, including market comparables and discounted cash flow projections.
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
In relation to tax effects for accumulated OCI, our policy is to release the tax effects of amounts reclassified from accumulated OCI to pre-tax income (loss) from continuing operations. Any remaining tax effect in accumulated OCI is released following a portfolio approach.
The Tax Cuts and Jobs Act ("the Tax Act"), enacted in December 2017, significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act created a new requirement that global intangible low-tax income (“GILTI”) earned by our foreign subsidiaries must be included in gross U.S. taxable income, which we account for in the period incurred. For additional information, including the impacts of the Tax Act, see NOTE 11 — Income Taxes in the notes to the consolidated financial statements.
Derivative Instruments
Derivative instruments are carried at fair value on our consolidated balance sheets. The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date.
At December 31, 2019 and 2018, our derivative instruments primarily consisted of foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. We do not hold or issue financial instruments for speculative or trading purposes.
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
Advertising Expense
We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2019, 2018 and 2017, our advertising expense was $3.5 billion, $3.4 billion and $3.3 billion.

Stock-Based Compensation
We measure and amortize the fair value of restricted stock units (“RSUs”) and stock options as follows:
Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a four-year period, but may accelerate in certain circumstances. During 2019, we started issuing RSUs as our primary form of stock-based compensation, which vest 25% after one year and will then vest quarterly over the following three years. We measure the value of RSUs at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of actual forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. We record RSUs that may be settled by the holder in cash, rather than shares, as a liability and we remeasure these instruments at fair value at the end of each reporting period. Upon settlement of these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date. Performance-based RSUs vest upon achievement of certain company-based performance conditions and expense is recognized when it is probable the performance condition will be achieved.
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
Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of term deposits as well as bank (both interest and non-interest bearing) account balances denominated in U.S. dollars, Euros, British pound sterling, Canadian dollar, Australian dollar, Japanese yen and Brazilian real.
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

Occupancy and Other Taxes
Some states and localities impose taxes (e.g. transient occupancy, accommodation tax, sales tax, and/or business privilege tax) on the use or occupancy of hotel accommodations or other traveler services. Generally, hotels collect taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the applicable tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In most jurisdictions, we do not collect or remit taxes, nor do we pay taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such taxes. More recently, a limited number of taxing jurisdictions have made similar claims against Vrbo for tax amounts due on the rental amounts charged by owners of alternative accommodations properties or for taxes on Vrbo’s services. Vrbo is an intermediary between a traveler and a party renting a vacation property and we believe is similarly not liable for such taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve these issues. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes when determined to be probable and estimable. See NOTE 17 — Commitments and Contingencies for further discussion.
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
We elected certain of the available transition practical expedients, including those that permit us to not reassess 1) whether any expired or existing contracts are or contain leases, 2) the lease classification for any expired or existing leases, and 3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the standard on January 1, 2019 resulted in the recognition of ROU assets of approximately $565 million and lease liabilities for operating leases of approximately $615 million. Additionally, we removed the assets and liabilities previously recorded pursuant to build-to-suit lease guidance resulting in an increase to retained earnings of approximately $6 million. The standard did not have a material impact on our consolidated statements of operations or statements of cash flows.
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
Cloud Computing Arrangements. In August 2018, the FASB issued new guidance on the accounting for implementation costs incurred for a cloud computing arrangement that is a service contract. The update conforms the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the accounting guidance that provides for capitalization of costs incurred to develop or obtain internal-use-software. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.

Fair Value Measurements. In August 2018, the FASB issued new guidance related to the disclosure requirements on fair value measurements, which removes, modifies or adds certain disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.
NOTE 3 — Acquisitions and Other Investments
2019 Acquisition Activity
We had nominal acquisition activity during the year ended December 31, 2019. Refer to NOTE 18 – Liberty Expedia Holdings Transaction for details of this transaction completed during 2019.
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
NOTE 4 — Fair Value Measurements
Financial assets measured at fair value on a recurring basis as of December 31, 2019 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$36	$36	$—
Term deposits	865	—	865
U.S. treasury securities	10	10	—
Investments:
Term deposits	526	—	526
Marketable equity securities	129	129	—
Total assets	$1,566	$175	$1,391

Liabilities
Derivatives:
Foreign currency forward contracts	$8	$—	$8

Financial assets measured at fair value on a recurring basis as of December 31, 2018 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$35	$35	$—
Term deposits	624	—	624
Derivatives:
Foreign currency forward contracts	22	—	22
Investments:
Term deposits	28	—	28
Marketable equity securities	119	119	—
Total assets	$828	$154	$674

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
We hold term deposit investments with financial institutions. Term deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.
As of December 31, 2019 and 2018, our cash and cash equivalents consisted primarily of term deposits with maturities of three months or less and bank account balances.

Our marketable equity securities consist of our investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the years ended December 31, 2019 and 2018, we recognized a gain of approximately $10 million and a loss of approximately $145 million, respectively, within other, net in our consolidated statements of operations related to the fair value changes of this equity investment. As of December 31,

2017, prior to our adoption of the new guidance for recognition and measurement of financial instruments, the cost basis was $273 million and related gross unrealized loss was $9 million.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of December 31, 2019, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $3.2 billion. As of December 31, 2019 and 2018, we had a net forward liability of $8 million recorded in accrued expenses and other current liabilities and a net forward asset of $22 million recorded in prepaid expenses and other current assets. We recorded $(8) million, $47 million and $17 million in net gains (losses) from foreign currency forward contracts in 2019, 2018 and 2017.
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
Minority Investments without Readily Determinable Fair Values. As of December 31, 2019 and 2018, the carrying values of our minority investments without readily determinable fair values totaled $467 million and $476 million. During 2019, we recorded $2 million of losses related to these minority investments. During 2018, we recorded $33 million of gains related to these minority investments, which had recent observable and orderly transactions for similar investments, using an option pricing model that utilizes judgmental inputs such as discounts for lack of marketability and estimated exit event timing. As of December 31, 2019, total cumulative adjustments made to the initial cost basis of these investments included $33 million in unrealized upward adjustments and $2 million in unrealized downward adjustments (including impairment). During 2017, we recorded $14 million in net losses related to certain minority equity investments, which included $6 million in other-than-temporary impairments as well as a loss recognized on the liquidation of an investment of $9 million. As a result of these 2017 impairments and subsequent liquidation, we have no remaining fair value related to these minority equity investments.

NOTE 5 — Property and Equipment, Net
Our property and equipment consists of the following:

	December 31,
	2019	2018
	(In millions)
Capitalized software development	$2,947	$2,643
Computer equipment	643	597
Furniture and other equipment	114	94
Buildings and leasehold improvements	688	435
Land	129	129
	4,521	3,898
Less: accumulated depreciation	(2,833)	(2,552)
Projects in progress	510	531
Property and equipment, net	$2,198	$1,877

As of December 31, 2019 and 2018, our recorded capitalized software development costs, net of accumulated amortization, which have been placed in service were $893 million and $829 million. For the years ended December 31, 2019, 2018 and 2017, we recorded amortization of capitalized software development costs of $556 million, $479 million and $398 million, most of which is included in technology and content expenses.
As of December 31, 2018, prior to our adoption of the new accounting guidance for leasing arrangements, property and equipment, net included build-to-suit assets of $152 million primarily within buildings and leasehold improvements with corresponding liabilities recorded in other long-term liabilities and, for the current portion, in accrued expenses and other current liabilities. With the adoption of the new lease accounting guidance, on January 1, 2019, we removed the assets and liabilities previously recorded pursuant to build-to-suit lease guidance.
During 2015, we acquired our future corporate headquarters for $229 million, consisting of multiple office and lab buildings located in Seattle, Washington. The build out of the headquarters has been significant as we converted lab facilities into office space. During the fourth quarter of 2019, we moved into a portion of our corporate headquarters and began depreciating the buildings in use using the straight-line method, over a useful life of 40 years.
As of December 31, 2019, 2018 and 2017, we had $34 million, $55 million and $22 million, respectively, included in accounts payable for the acquisition of property and equipment, which is considered a non-cash investing activity in the consolidated statements of cash flows.
NOTE 6 – Leases
We have operating leases for office space and data centers. Our leases have remaining lease terms of one year to 18 years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one year.
Operating lease costs were $170 million for the year ended December 31, 2019. Under the lease accounting guidance in effect for the years ended December 31, 2018 and 2017, rent expense was $182 million and $168 million, which includes operating lease costs as well as expense for non-lease components such as common area maintenance.
Supplemental cash flow information related to leases were as follows:

Year ended December 31,
2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease payments	$152
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	183

Supplemental consolidated balance sheet information related to leases were as follows:

December 31, 2019
(in millions)
Operating lease right-of-use assets	$611

Current lease liabilities included within Accrued expenses and other current liabilities	$119
Long-term lease liabilities included within Operating lease liabilities	532
Total operating lease liabilities	$651

Weighted average remaining lease term	8.8 years
Weighted average discount rate	3.5%

Maturities of lease liabilities are as follows:

Operating Leases
(in millions)
Year ending December 31,
2020	$139
2021	121
2022	94
2023	67
2024	53
2025 and thereafter	291
Total lease payments	765
Less: imputed interest	(114)
Total	$651

As of December 31, 2019, we have additional operating lease payments, primarily for corporate offices, that have not yet commenced of approximately $116 million. These operating leases will commence between January 2020 and April 2021 with lease terms of 3 years to 11 years.

NOTE 7 — Goodwill and Intangible Assets, Net
The following table presents our goodwill and intangible assets as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In millions)
Goodwill	$8,127	$8,120
Intangible assets with indefinite lives	1,284	1,400
Intangible assets with definite lives, net	520	592
	$9,931	$10,112

Impairment Assessments. We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that an impairment may have occurred. As of October 1, 2019, we had no impairments of goodwill or intangible assets with indefinite-lives. As of October 1, 2018, we incurred impairment charges related to intangible assets with indefinite-lives of $42 million and goodwill of $25 million both within our Core OTA segment. In addition, during the second quarter of 2018, we incurred goodwill impairment charge of $61 million within our Core OTA segment.

Goodwill. The following table presents the changes in goodwill by reportable segment:

	Core OTA	trivago	Vrbo	Egencia	Total
	(In millions)
Balance as of January 1, 2018	$4,840	$588	$2,656	$145	$8,229
Additions	—	—	31	—	31
Impairment charge	(86)	—	—	—	(86)
Foreign exchange translation and other	(13)	(27)	(5)	(9)	(54)
Balance as of December 31, 2018	4,741	561	2,682	136	8,120
Additions	—	—	21	—	21
Foreign exchange translation and other	—	(12)	—	(2)	(14)
Balance as of December 31, 2019	$4,741	$549	$2,703	$134	$8,127

Any immaterial change in goodwill amounts resulting from purchase accounting adjustments are presented as "Foreign exchange translation and other" in the above table.
As of December 31, 2019 and 2018, accumulated goodwill impairment losses in total were $2.6 billion for both periods, which was associated with our Core OTA segment.
Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.
Intangible Assets with Definite Lives. The following table presents the components of our intangible assets with definite lives as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In millions)
Customer relationships	$658	$(499)	$159	$659	$(419)	$240
Supplier relationships	651	(483)	168	650	(426)	224
Domain names	183	(109)	74	159	(83)	76
Technology	529	(521)	8	544	(510)	34
Other(1)	563	(452)	111	450	(432)	18
Total	$2,584	$(2,064)	$520	$2,462	$(1,870)	$592

___________________________________

(1)
During the year ended December 31, 2019, we reclassified an intangible asset valued at $113 million from indefinite-lived to definite lived and began amortizing that asset over seven years after determining no impairment existed.

Amortization expense was $198 million, $283 million and $275 million for the years ended December 31, 2019, 2018 and 2017. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2019, assuming no subsequent impairment of the underlying assets, is as follows, in millions:

2020	$163
2021	117
2022	95
2023	55
2024	50
2025 and thereafter	40
Total	$520

NOTE 8 — Debt
The following table sets forth our outstanding debt:

	December 31,
	2019	2018
	(In millions)
5.95% senior notes due 2020	$749	$748
2.5% (€650 million) senior notes due 2022	725	740
4.5% senior notes due 2024	497	496
5.0% senior notes due 2026	743	742
3.8% senior notes due 2028	992	991
3.25% senior dues due 2030	1,232	—
Total debt(1)	4,938	3,717
Current maturities of long-term debt	(749)	—
Long-term debt, excluding current maturities	$4,189	$3,717
___________________________________

(1)	Net of discounts and debt issuance costs.
Outstanding Debt
Our $750 million in registered senior unsecured notes outstanding at December 31, 2019 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our Euro 650 million of registered senior unsecured notes outstanding at December 31, 2019 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.
Our $500 million in registered senior unsecured notes outstanding at December 31, 2019 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $750 million in registered senior unsecured notes outstanding at December 31, 2019 are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $1 billion in registered senior unsecured notes outstanding at December 31, 2019 are due in February 2028 and bear interest at 3.8% (the "3.8% Notes"). The 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 3.8% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.8% Notes prior to November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.8% Notes on or after November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest.

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
The 5.95%, 2.5% 4.5%, 5.0%, 3.8% and 3.25% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. For further information, see NOTE 23 — Guarantor and Non-Guarantor Supplemental Financial Information. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $76 million and $65 million as of December 31, 2019 and 2018. The Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.
The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	December 31,
	2019	2018
	(In millions)
5.95% senior notes due 2020	$767	$778
2.5% (€650 million) senior notes due 2022(1)	764	771
4.5% senior notes due 2024	536	504
5.0% senior notes due 2026	825	760
3.8% senior notes due 2028	1,021	915
3.25% senior notes due 2030	1,206	—
___________________________________

(1)	Approximately 682 million Euro as of December 31, 2019 and 674 million Euro as of December 31, 2018.
Credit Facility
As of December 31, 2019, Expedia Group, Inc. maintained a $2 billion unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain domestic Expedia Group subsidiaries that are the same as under the Notes and expires in May 2023. As of December 31, 2019 and 2018, we had no revolving credit facility borrowings outstanding. The facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 112.5 basis points and the commitment fee on undrawn amounts at 15 basis points as of December 31, 2019. The facility contains covenants including maximum leverage and minimum interest coverage ratios.
The amount of stand-by letters of credit (“LOCs”) issued under the facility reduces the credit amount available. As of December 31, 2019 and 2018, there was $16 million and $15 million of outstanding stand-by LOCs issued under the facility.
In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia Group, and may be terminated at any time by the lender. As of December 31, 2019 and 2018, we had no borrowings outstanding under this facility.
NOTE 9 — Employee Benefit Plans
Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $81 million, $70 million and $60 million for the years ended December 31, 2019, 2018 and 2017.
NOTE 10 — Stock-Based Awards and Other Equity Instruments
Pursuant to the Amended and Restated Expedia Group, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2019, we had approximately 7 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards. During 2019, we started issuing RSUs as our primary form of stock-based compensation, which vest 25% after one year and will then vest quarterly over the following three years. During 2018 and 2017, an equity choice program existed for annual awards that allowed for the choice of stock options or RSUs with certain limitations.
The following table presents a summary of RSU activity:

	RSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of January 1, 2017	1,349	$114.58
Granted	1,350	123.24
Vested	(492)	115.29
Cancelled	(266)	116.26
Balance as of December 31, 2017	1,941	120.19
Granted	1,821	107.37
Vested	(615)	118.41
Cancelled	(386)	113.55
Balance as of December 31, 2018	2,761	113.12
Granted	2,937	121.39
Vested	(952)	114.33
Cancelled	(616)	117.54
Balance as of December 31, 2019	4,130	117.05

The total market value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $117 million, $68 million and $65 million.

The following table presents a summary of our stock option activity:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance as of January 1, 2017	18,841	$84.07
Granted	3,618	124.08
Exercised	(3,422)	62.67
Cancelled	(3,384)	96.86
Balance as of December 31, 2017	15,653	95.23
Granted	5,342	104.72
Exercised	(2,098)	71.36
Cancelled	(1,197)	107.26
Balance as of December 31, 2018	17,700	100.11
Granted	31	123.31
Exercised	(3,370)	85.04
Cancelled	(1,246)	111.31
Balance as of December 31, 2019	13,115	102.97	3.3	$112
Exercisable as of December 31, 2019	7,559	98.75	2.5	94
Vested and expected to vest after December 31, 2019	13,115	102.97	3.3	112

The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2019, based on our closing stock price of $108.14 as of the last trading date in 2019. The total intrinsic value of stock options exercised was $145 million, $107 million and $249 million for the years ended December 31, 2019, 2018 and 2017.
Options granted during the year ended December 31, 2019 were immaterial. The fair value of stock options granted during the years ended December 31, 2018 and 2017 were estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models, assuming the following weighted average assumptions:

	2018	2017
Risk-free interest rate	2.47%	1.58%
Expected volatility	32.81%	32.47%
Expected life (in years)	3.80	3.65
Dividend yield	1.11%	0.92%
Weighted-average estimated fair value of options granted during the year	$24.97	$30.17

In 2019 and 2018, we recognized total stock-based compensation expense of $241 million and $203 million. In 2017, we recognized total stock-based compensation expense of $149 million, which included the reversal of $41 million of previously recognized stock-based compensation as a result of the departure of our former CEO and the related forfeiture of certain of his stock-based awards within general and administrative expense. The total income tax benefit related to stock-based compensation expense was $55 million, $39 million and $38 million for 2019, 2018 and 2017.
Cash received from stock-based award exercises for the years ended December 31, 2019 and 2018 was $284 million and $149 million. Total current income tax benefits during the years ended December 31, 2019 and 2018 associated with the exercise of stock-based awards held by our employees were $60 million and $34 million.
As of December 31, 2019, there was approximately $454 million of unrecognized stock-based compensation expense related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 2.56 years.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (“ESPP”), which allows shares of our common stock to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. Eligible employees are allowed to contribute up to 10% of their base compensation. During 2019, 2018 and 2017, approximately 171,000, 170,000, and 141,000 shares were purchased under this plan for an average price of $99.41, $101.26 and $112.31 per share. As of December 31, 2019, we have reserved approximately 1 million shares of our common stock for issuance under the ESPP.
NOTE 11 — Income Taxes
The Tax Act, enacted in December 2017, significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system, and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.
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
The following table summarizes our U.S. and foreign income (loss) before income taxes:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
U.S.	$172	$32	$(45)
Foreign	603	453	462
Total	$775	$485	$417

Provision for Income Taxes
The following table summarizes our provision for income taxes:

	Year Ended December 31,
	2019	2018	2017
		(In millions)
Current income tax expense:
Federal	$76	$186	$12
State	20	42	6
Foreign	198	167	130
Current income tax expense	294	395	148
Deferred income tax (benefit) expense:
Federal	(53)	(273)	(94)
State	(9)	(25)	(1)
Foreign	(29)	(10)	(8)
Deferred income tax (benefit) expense	(91)	(308)	(103)
Income tax expense	$203	$87	$45

We reduced our current income tax payable by $60 million, $34 million and $100 million for the years ended December 31, 2019, 2018 and 2017 for tax deductions attributable to stock-based compensation.

Deferred Income Taxes
As of December 31, 2019 and 2018, the significant components of our deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2019	2018
	(In millions)
Deferred tax assets:
Provision for accrued expenses	$100	$87
Deferred loyalty rewards	183	166
Net operating loss and tax credit carryforwards	100	123
Stock-based compensation	86	67
Property and equipment	102	55
Operating lease liabilities	136	—
Other	72	68
Total deferred tax assets	779	566
Less valuation allowance	(77)	(80)
Net deferred tax assets	$702	$486
Deferred tax liabilities:
Goodwill and intangible assets	(485)	(486)
Operating lease ROU assets	(128)	—
Total deferred tax liabilities	$(613)	$(486)
Net deferred tax liability	$89	$—

As of December 31, 2019, we had federal, state, and foreign net operating loss carryforwards (“NOLs”) of approximately $77 million, $80 million and $538 million. If not utilized, the federal and state NOLs will expire at various times between 2020 and 2039. Foreign NOLs of $176 million may be carried forward indefinitely, and foreign NOLs of $362 million expire at various times starting from 2020.
As of December 31, 2019, we had a valuation allowance of approximately $77 million related to certain NOL carryforwards for which it is more likely than not the tax benefits will not be realized. The valuation allowance decreased by $3 million from the amount recorded as of December 31, 2018 primarily due to historic pre-acquisition losses that were surrendered during 2019. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
Due to the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits, the majority of previously unremitted earnings have now been subjected to U.S. federal income tax. To the extent that this repatriation resulted in differences between the book and tax carrying values of Expedia Group’s investment in foreign subsidiaries whose offshore earnings are not indefinitely reinvested, or to the extent that future distributions from these subsidiaries will be taxable, a deferred tax liability has been accrued. The amount of undistributed earnings in foreign subsidiaries where the foreign subsidiary has or will invest undistributed earnings indefinitely outside of the United States, and for which future distributions could be taxable, was $85 million as of December 31, 2019. The unrecognized deferred tax liability related to the U.S. federal income tax consequences of these earnings was $18 million as of December 31, 2019.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate
A reconciliation of amounts computed by applying the federal statutory income tax rate to income before income taxes to total income tax expense is as follows:

	Year Ended December 31,
	2019	2018	2017
		(In millions)
Income tax expense at the federal statutory rate of 21% for 2019 and 2018 and 35% for 2017	$163	$102	$146
Foreign tax rate differential	40	(42)	(82)
Federal research and development credit	(25)	(23)	(16)
Excess tax benefits related to stock-based compensation	(13)	(10)	(60)
Unrecognized tax benefits and related interest	17	23	27
Change in valuation allowance	(3)	8	4
Return to provision true-ups	(12)	(7)	1
trivago stock-based compensation	7	7	5
State taxes	22	11	3
Non-deductible goodwill impairment	—	16	—
Tax Act transition tax	—	—	144
U.S. statutory tax rate change	—	—	(158)
Global intangible low-taxed income	—	13	—
Foreign-derived intangible income	(14)	(38)	—
Other, net	21	27	31
Income tax expense	$203	$87	$45

Our effective tax rate for 2019 was higher than the 21% federal statutory income tax rate due to state income taxes, foreign income taxed at higher than the federal statutory tax rate, as well as losses in foreign jurisdictions for which we do not record a tax benefit. Our effective tax rate for 2018 was lower than the 21% federal statutory income tax rate due to earnings in foreign jurisdictions outside of the United States, primarily Switzerland, where the statutory income tax rate is lower as well as excess tax benefits relating to stock-based payments and FDII. Our effective tax rate for 2017 was lower than the 35% federal statutory rate due to earnings in foreign jurisdictions outside of the United States well as excess tax benefits related to stock-based payments.
The increase in our effective tax rate for 2019 compared to 2018 was due to an increase in U.S. federal and state taxable income as a result of an internal reorganization.
Unrecognized Tax Benefits and Interest
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits and interest is as follows:

	2019	2018	2017
		(In millions)
Balance, beginning of year	$293	$261	$220
Increases to tax positions related to the current year	12	24	35
Increases to tax positions related to prior years	5	2	4
Decreases to tax positions related to prior years	—	—	(1)
Reductions due to lapsed statute of limitations	(2)	(2)	(3)
Settlements during current year	(11)	—	(1)
Interest and penalties	8	8	7
Balance, end of year	$305	$293	$261

As of December 31, 2019, we had $305 million of gross unrecognized tax benefits, $188 million of which, if recognized, would affect the effective tax rate. As of December 31, 2018, we had $293 million of gross unrecognized tax benefits, $180 million of which, if recognized, would affect the effective tax rate. As of December 31, 2017, we had $261 million of gross unrecognized tax benefits, $155 million of which, if recognized, would affect the effective tax rate.

As of December 31, 2019 and 2018, total gross interest and penalties accrued was $37 million and $30 million, respectively. We recognized interest expense in 2019 and 2018 of $8 million in both periods and $7 million in 2017 in connection with our unrecognized tax benefits.
The Company is routinely under audit by federal, state, local and foreign income tax authorities. These audits include questioning the timing and the amount of income and deductions, and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") is currently examining Expedia Group’s U.S. consolidated federal income tax returns for the periods ended December 31, 2011 through December 31, 2013. The Company has consented to an extension of the statute of limitations, until March 31, 2021, related to these tax years. As of December 31, 2019, for the Expedia Group, Inc. & Subsidiaries group, statute of limitations for tax years 2011 through 2018 remain open to examination in the federal jurisdiction and most state jurisdictions. For the HomeAway and Orbitz groups, statutes of limitations for tax years 2001 through 2015 remain open to examination in the federal and most state jurisdictions due to NOL carryforwards.
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
NOTE 12 — Redeemable Non-controlling Interests
We have non-controlling interests in majority owned entities, which are carried at fair value as the non-controlling interests contained certain rights, whereby we could acquire and the minority shareholders could sell to us the additional shares of the companies. A reconciliation of redeemable non-controlling interest for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Balance, beginning of the period	$30	$22	$—
Acquisition of redeemable non-controlling interest	—	—	20
Purchase of subsidiary shares at fair value	(28)	—	—
Net income (loss) attributable to non-controlling interests	(2)	1	3
Fair value adjustments	14	3	—
Currency translation adjustments	(1)	(2)	—
Other	2	6	(1)
Balance, end of period	$15	$30	$22

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
Preferred Stock
As of December 31, 2019 and 2018, we have no preferred stock outstanding.

Treasury Stock
As of December 31, 2019, the Company's treasury stock was comprised of approximately 119.6 million common stock and 7.3 million Class B shares. As of December 31, 2018 and 2017, the entire treasury stock balances of 97.2 million and 89.5 million was common stock.
Share Repurchases. During 2019, 2012, 2010, and 2006, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock in each of the respective years, during 2015 authorized a repurchase of up to 10 million shares of our common stock and during 2018 authorized a repurchase of up to 15 million shares of our common stock for a total of 105 million shares. Shares repurchased under the authorized programs were as follows:

	Year Ended December 31,
	2019	2018	2017
Number of shares repurchased	5.6 million	7.7 million	2.3 million
Average price per share	$122.72	$117.02	$127.04
Total cost of repurchases (in millions)(1)	$683	$903	$294
___________________________________

(1)	Amount excludes transaction costs.
As of December 31, 2019, 26.7 million shares remain authorized for repurchase under the 2019 and 2018 authorizations with no fixed termination date for the repurchases. Subsequent to December 31, 2019, we repurchased an additional 3.4 million shares for a total cost of $370 million, excluding transaction costs, representing an average purchase price of $109.88 per share.
Dividends on our Common Stock
In 2019, 2018 and 2017, the Executive Committee, acting on behalf of the Board of Directors, declared and paid the following dividends:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Year ended December 31, 2019:
	February 6, 2019	$0.32	March 7, 2019	$47	March 27, 2019
	May 1, 2019	0.32	May 23, 2019	48	June 13, 2019
	July 24, 2019	0.34	August 22, 2019	50	September 12, 2019
	November 6, 2019	0.34	November 19, 2019	50	December 12, 2019
Year ended December 31, 2018:
	February 7, 2018	$0.30	March 8, 2018	$46	March 28, 2018
	April 24, 2018	0.30	May 24, 2018	45	June 14, 2018
	July 23, 2018	0.32	August 23, 2018	47	September 13, 2018
	October 19, 2018	0.32	November 15, 2018	48	December 6, 2018
Year ended December 31, 2017:
	February 7, 2017	$0.28	March 9, 2017	$42	March 30, 2017
	April 26, 2017	0.28	May 25, 2017	43	June 15, 2017
	July 26, 2017	0.30	August 24, 2017	45	September 14, 2017
	October 25, 2017	0.30	November 16, 2017	46	December 7, 2017

In addition, in February 2020, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.34 per share of outstanding common stock payable on March 26, 2020 to the stockholders of record as of the close of business on March 10, 2020. Future declarations of dividends are subject to final determination by our Board of Directors.

Accumulated Other Comprehensive Income (Loss)
The balance of accumulated other comprehensive loss as of December 31, 2019 and 2018 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at December 31, 2019 and 2018 of $15 million ($19 million before tax) and $27 million ($35 million before tax) associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See NOTE 2 — Significant Accounting Policies for more information.
Non-redeemable Non-controlling Interests
As of December 31, 2019 and 2018, our ownership interest in trivago was approximately 59.3% and 59.5%.
In August 2018, we purchased the remaining 25% minority equity interest in AAE Travel Pte. Ltd., the joint venture formed by Air Asia and Expedia Group in March 2011. Prior to this transaction, we held a 75% controlling interest in the joint venture since 2015. The cash consideration was approximately $62 million.
NOTE 14 — Earnings Per Share
Basic Earnings Per Share
Basic earnings per share was calculated for the years ended December 31, 2019, 2018 and 2017 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow.
Diluted Earnings Per Share
For the years ended December 31, 2019, 2018 and 2017, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and the vesting of RSUs using the treasury stock method, and (iii) other stock-based commitments.
The following table presents our basic and diluted earnings per share:

	Year Ended December 31,
	2019	2018	2017
	(In millions, except share and per share data)
Net income attributable to Expedia Group, Inc.	$565	$406	$378
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$3.84	$2.71	$2.49
Diluted	3.77	2.65	2.42
Weighted average number of shares outstanding (000's):
Basic	147,194	149,961	151,619
Dilutive effect of:
Options to purchase common stock	1,873	2,317	4,218
Other dilutive securities	817	611	548
Diluted	149,884	152,889	156,385

Outstanding stock awards that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive were approximately seven million for the year ended December 31, 2019, nine million for 2018, and four million for 2017.
The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
NOTE 15 — Restructuring and Related Reorganization Charges
In connection with the centralization and migration of certain operational functions and systems as well as certain organizational alignment activities, we recognized $24 million and $17 million in restructuring and related reorganization charges during 2019 and 2017. The charges were primarily related to employee severance, benefits and professional fees and approximately $17 million was unpaid as of December 31, 2019. We had no restructuring charges in 2018.

NOTE 16 — Other Income (Expense)
Other, net
The following table presents the components of other, net:

	For the Year Ended December 31,
	2019	2018	2017
	(In millions)
Foreign exchange rate gains (losses), net	$(34)	$3	$(46)
Gains (losses) on minority equity investments, net	8	(111)	(14)
Other	12	(2)	—
Total	$(14)	$(110)	$(60)

NOTE 17 — Commitments and Contingencies
Letters of Credit, Purchase Obligations and Guarantees
We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2019:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Purchase obligations	$487	$339	$133	$15	$—
Guarantees	68	68	—	—	—
Letters of credit	39	22	13	—	4
	$594	$429	$146	$15	$4

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
Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no material claims made against any stand-by LOCs during the years ended December 31, 2019, 2018 and 2017.
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
Litigation Relating to Occupancy Taxes. One hundred one lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Ten lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-seven of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-three dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $48 million and $46 million as of December 31, 2019 and 2018, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
Pay-to-Play. Certain jurisdictions may assert that we are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances. This prepayment of contested taxes is referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. For example, on September 13, 2018, the City of San Francisco refunded all pay-to-play payments previously made by Expedia Group companies, along with accumulated interest. The $78 million refund was recorded as a gain within legal reserves, occupancy tax and other in the consolidated statements of operations and $19 million of accumulated interest to interest income during 2018.
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
Competition and Consumer Matters. On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian Consumer Law, or "ACL," relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site, trivago’s strike-through pricing practice and other aspects of the way offers for accommodation were displayed on trivago's Australian website. The matter went to trial in September 2019 and, on January 20, 2020, the Australian Federal Court issued a judgment finding trivago had engaged in conduct in breach of the ACL. The court will set a date for a separate hearing regarding penalties and other orders. We recorded the estimated probable loss associated with the proceedings as of December 31, 2019. An estimate for the reasonable possible loss or range of loss in excess of the amount reserved cannot be made.
NOTE 18 – Liberty Expedia Holdings Transaction
On July 26, 2019, Expedia Group acquired all of the outstanding shares of Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”) in a merger transaction in which the outstanding shares of Liberty Expedia Holdings’ Series A common stock and Series B common stock were exchanged for newly issued shares of common stock of Expedia Group with a fair value of $2.9 billion, assumption of $400 million in debt and $15 million of cash. We accounted for the acquired Liberty Expedia Holdings assets and liabilities, except for the Expedia Group shares repurchased, as a business combination. We accounted for the acquired Expedia Group shares held by Liberty Expedia Holdings as a share repurchase for consideration of $3.2 billion. As a result of this transaction, Expedia Group’s shares outstanding were reduced by approximately 3.1 million shares. The fair value of the assets and liabilities acquired in the business combination was $96 million, which was primarily comprised of $78 million of cash and $10 million of a trade name definite lived intangible asset related to Bodybuilding.com. Bodybuilding.com is primarily an Internet retailer of dietary supplements, sports nutrition products, and other health and wellness products. No goodwill was recorded for the portion of the transaction accounted for as a business combination.

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
The purchase price allocation was based on preliminary valuations of the assets acquired and the liabilities assumed and is subject to revision. Bodybuilding.com was consolidated into our financial statements starting on the acquisition date and we have recognized a related $58 million in revenue and $7 million in operating losses for the year ended December 31, 2019, which are included within Corporate and Eliminations in our segment footnote. Pro forma financial information has not been presented as, absent Liberty Expedia Holdings’ goodwill impairment related to Bodybuilding.com during the year ended December 31, 2018, such pro forma information would not be materially different from historical results.
For information related to the Liberty Expedia Holdings transaction, see NOTE 19 — Related Party Transactions.
NOTE 19 — Related Party Transactions
Mr. Diller is the Chairman and Senior Executive of Expedia Group. Certain relationships between Mr. Diller and the Company in connection with the Liberty Expedia Transaction (as defined below) are described below.
Prior to the closing of the Liberty Expedia Transaction on July 26, 2019, Liberty Expedia Holdings and its subsidiaries held 11,076,672 shares of Expedia Group common stock and 12,799,999 shares of Expedia Group Class B common stock, which shares represented approximately 53% of the total voting power of all shares of Expedia Group common stock and Class B common stock, based on a total of 136,832,712 shares of Expedia Group common stock and 12,799,999 shares of Class B common stock outstanding as of July 12, 2019. Pursuant to an Amended and Restated Stockholders Agreement between Liberty Expedia and Mr. Diller (as amended as of November 4, 2016, the “Stockholders Agreement”), Mr. Diller generally had the right to vote all shares of Expedia Group common stock and Class B common stock held by Liberty Expedia Holdings and its subsidiaries (the “Diller Proxy”). As described below, the Stockholders Agreement, including the Diller Proxy, was terminated on July 26, 2019, upon the closing of the Liberty Expedia Transaction.
Merger Agreement
On April 15, 2019, Expedia Group entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of June 5, 2019, the “Merger Agreement”) with Liberty Expedia Holdings, LEMS I LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger LLC”), and LEMS II Inc., a Delaware corporation and a wholly owned subsidiary of Merger LLC (“Merger Sub”) and certain other related agreements (the transactions contemplated by the Merger Agreement and related agreements, the “Liberty Expedia Transaction”). The Merger Agreement provided for, among other things, (i) the merger of Merger Sub with and into Liberty Expedia Holdings (the “Merger”), with Liberty Expedia Holdings surviving the Merger as a wholly owned subsidiary of Merger LLC, and (ii) immediately following the Merger, the merger of Liberty Expedia Holdings (as the surviving corporation in the Merger) with and into Merger LLC (the “Upstream Merger”, and together with the Merger, the “Combination”), with Merger LLC surviving the Upstream Merger as a wholly owned subsidiary of the Company.
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
Exchange Agreement
Simultaneously with the entry into the Merger Agreement, Mr. Diller, The Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation (the “Family Foundation”), Liberty Expedia Holdings and the Company entered into an Exchange Agreement (the “Exchange Agreement,” the rights contemplated by which and by the New Governance Agreement (as defined below) were agreed by Mr. Diller to be deemed to be in recognition and in lieu of Mr. Diller’s existing rights under the Former Governance Agreement (as defined below) and the Stockholders Agreement), and pursuant to which on July 26, 2019, immediately prior to the closing of the Combination, Mr. Diller and the Family Foundation exchanged with Liberty Expedia Holdings 5,523,452 shares of Expedia Group common stock for the same number of shares of Expedia Group Class B common stock held by Liberty Expedia Holdings (the shares of Class B common stock acquired by Mr. Diller and the Family Foundation pursuant to the Exchange Agreement, collectively referred to as the “Original Shares”). The Original Shares represent approximately 29% of the total voting power of all shares of Expedia Group common stock and Class B common stock, based on approximately 137 million shares of Expedia Group common stock and approximately 5.5 million shares of Class B common stock outstanding as of December 31, 2019.
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
New Governance Agreement
Simultaneously with the entry into the Merger Agreement, the Company and Mr. Diller entered into a Second Amended and Restated Governance Agreement (the “New Governance Agreement,” the rights contemplated by which and by the Exchange Agreement were agreed by Mr. Diller to be deemed to be in recognition and in lieu of Mr. Diller’s existing rights under the Former Governance Agreement and the Stockholders Agreement), which provides, among other things, that Mr. Diller may exercise a right (the “Purchase/Exchange Right”) during the nine month period following the closing of the Combination, to acquire up to 7,276,547 shares of Expedia Group Class B common stock by (1) exchange with the Company (or its wholly owned subsidiary) for an equivalent number of shares of Expedia Group common stock, or (2) purchase from the Company (or its wholly owned subsidiary) at a price per share equal to the average closing price of Expedia Group common stock for the five trading days immediately preceding notice of exercise (any shares acquired pursuant to the Purchase/Exchange Right, the “Additional Shares”). The Purchase/Exchange Right may be exercised from time to time in whole or in part. Assuming the exercise in full by Mr. Diller of the Purchase/Exchange Right, the Original Shares and Additional Shares would collectively represent approximately 50% of the total voting power of all outstanding shares of Expedia Group common stock and Class B common stock, assuming a total of approximately 130 million shares of Expedia Group common stock and 12,799,999 shares of Class B common stock outstanding immediately following the exercise of the Purchase/Exchange Right. The foregoing assumes that Mr. Diller exercises his right to acquire the Additional Shares solely by exchanging shares of Expedia Group common stock acquired in the open market (or otherwise, other than from the Company). If Mr. Diller were to acquire the Additional Shares through cash purchases directly from the Company (or its wholly owned subsidiary), the Original Shares and Additional Shares would collectively represent approximately 48% of the total voting power of all outstanding shares of Expedia Group common stock and Class B common stock (based on approximately 137 million shares of Expedia Group common stock and 12,799,999 shares of Class B common stock outstanding immediately following the exercise of the Purchase/Exchange Right).
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
Additionally, subject to limited exception, no current or future holder of Original Shares or Additional Shares may participate in, or vote in favor of, or tender shares into, any change of control transaction involving at least 50% of the outstanding shares or voting power of capital stock of the Company, unless such transaction provides for the same per share consideration and mix of consideration (or election right) and the same participation rights for shares of Class B common stock and shares of Expedia Group common stock. These requirements negotiated by the Expedia Group Special Committee and agreed to by Mr. Diller under the New Governance Agreement did not exist under the Former Governance Agreement.
At the 2019 Annual Meeting of the Company’s stockholders, the Company's stockholders approved a proposal to amend the Company's certificate of incorporation to reflect the aforementioned transfer restrictions, automatic conversion provisions and change-of-control restrictions reflected in the New Governance Agreement. The amendment was filed with the Secretary of State of Delaware on December 3, 2019, and became effective at 11:59 p.m., Eastern Time, on December 3, 2019.
Following the closing of the Liberty Expedia Transaction, the Company ceased to be a controlled company under the Nasdaq Stock Market Listing Rules and is required to comply with all of Nasdaq’s corporate governance requirements on the phase-in schedule described below. On July 26, 2019, the Company received notice from Nasdaq confirming that the Company no longer complied with Nasdaq Marketplace Rule 5605(b)(1), which requires a majority of the Company’s Board of Directors to be composed of “independent directors” (as defined in Nasdaq Marketplace Rule 5605(a)(2)). Within 12 months from ceasing to be a “controlled company,” the Company is required to have a majority of independent directors on the Board of Directors. Additionally, the Compensation Committee is required to be composed of at least two members, one of whom is independent upon ceasing to be a “controlled company,” a majority of whom is independent within 90 days of ceasing to be a “controlled company” and all members of which are independent within one year of ceasing to be a “controlled company.” The Nominating Committee is required to include at least one member who is independent upon ceasing to be a “controlled company” and all members of which must be independent within one year of ceasing to be a “controlled company.” Currently, 7 of the 12 directors on the Board of Directors are independent (as defined in Nasdaq Marketplace Rule 5605(a)(2)). The Compensation Committee currently consists of two members, each of whom is independent and the Nominating Committee currently consists of three members, two of whom are independent. The Company is actively seeking to comply with the independent nominating committee rules, but is currently relying on the twelve-month phase-in period set forth in Nasdaq’s Marketplace Rule 5615(c)(3).
While it is possible that Mr. Diller may at some point in the future beneficially own more than 50% of the outstanding voting power of the Company, the provisions of the New Governance Agreement and the Company's amended and restated certificate of incorporation provide that following one of the automatic conversion triggers mentioned above, the number of shares of Class B common stock outstanding and acquired by Mr. Diller in the Exchange or pursuant to the Purchase/Exchange Right will not exceed approximately 5.5 million shares of Expedia Group Class B common stock, or approximately 29% of the total voting power of Expedia Group based on approximately 137 million shares of Expedia Group common stock and approximately 5.5 million shares of Expedia Group Class B common stock outstanding as of December 31, 2019. Further, as described above, the New Governance Agreement and the Company's amended and restated certificate of incorporation provides that, subject to limited exception, no current or future holder of Original Shares or Additional Shares may participate in, or vote or tender in favor of, any change of control transaction involving at least 50% of the outstanding shares of capital stock of the Company, unless such transaction provides for the same per share consideration and mix of consideration (or election right) and the same participation rights for shares of Expedia Group Class B common stock and shares of Expedia Group common stock.
Other Agreements
Simultaneously with the Company’s entry into the Merger Agreement, certain additional related agreements were entered into, including:
A Stockholders Agreement Termination Agreement by and among Mr. Diller, Liberty Expedia Holdings and certain wholly owned subsidiaries of Liberty Expedia Holdings, pursuant to which the Stockholders Agreement, including the Diller Proxy, terminated on July 26, 2019, upon the closing of the Liberty Expedia Transaction;

A Governance Agreement Termination Agreement, by and among Mr. Diller, the Company, Liberty Expedia Holdings and certain wholly owned subsidiaries of Liberty Expedia Holdings, pursuant to which the Former Governance Agreement terminated on July 26, 2019, upon the closing of the Liberty Expedia Transaction;
An Assumption and Joinder Agreement to Tax Sharing Agreement by and among the Company, Liberty Expedia Holdings and Qurate, pursuant to which the Company agreed to assume, effective at the closing of the Liberty Expedia Transaction, Liberty Expedia Holdings’ rights and obligations under the Tax Sharing Agreement, dated as of November 4, 2016, by and between Qurate and Liberty Expedia Holdings;
An Assumption Agreement Concerning Transaction Agreement Obligations by and among the Company, Liberty Expedia Holdings, Qurate and the Malone Group, pursuant to which the Company agreed to assume, effective at the closing of the Liberty Expedia Transaction, certain of Liberty Expedia Holdings’ rights and obligations under the Amended and Restated Transaction Agreement, dated as of September 22, 2016, as amended by the letter agreement dated as of March 6, 2018, as further amended by Amendment No. 2 to Transaction Agreement, dated as of April 15, 2019 (the “Transaction Agreement”), which survived the termination of the Transaction Agreement; and
An Assumption and Joinder Agreement to Reorganization Agreement by and among the Company, Liberty Expedia Holdings and Qurate, pursuant to which the Company agreed to assume, effective at the closing of the Liberty Expedia Transaction, Liberty Expedia Holdings’ rights and obligations under the Reorganization Agreement, dated as of October 26, 2016, by and between Qurate and Liberty Expedia Holdings.
IAC/InterActiveCorp
In addition to serving as our Chairman and Senior Executive, Mr. Diller also serves as Chairman of the Board of Directors and Senior Executive at IAC. The Company and IAC are related parties, insofar as Mr. Diller serves as Chairman and Senior Executive of both Expedia Group and IAC. Each of IAC and Expedia Group has a 50% ownership interest in two aircraft that may be used by both companies. We share equally in fixed and nonrecurring costs for the planes; direct operating costs are pro-rated based on actual usage. In addition, in April 2019, Expedia Group and IAC entered into an agreement to jointly acquire a new corporate aircraft for a total expected cost of approximately $72 million (including purchase and related costs), which will be split evenly between the two companies. In 2019, we paid $23 million (50% of the purchase price and refurbishment costs paid to date) for our interest. The respective share of the balance is due upon delivery of the new aircraft, which is expected to occur in early 2021. As of December 31, 2019 and 2018, the net basis in our ownership interest in the planes was $53 million and $33 million, respectively, recorded in long-term investments and other assets. In 2019, 2018 and 2017, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplanes were nominal.
NOTE 20 — Segment Information
We have four reportable segments: Core OTA, trivago, Vrbo (previously referred to as our "HomeAway" segment) and Egencia. Our Core OTA segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Expedia Partner Solutions, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com, CarRentals.com, Classic Vacations and SilverRail Technologies, Inc. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. Our Vrbo segment operates an online marketplace for the alternative accommodations industry. Our Egencia segment provides managed travel services to corporate customers worldwide.
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
The following tables present our segment information for 2019, 2018 and 2017. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2019
	Core OTA	trivago	Vrbo	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$9,427	$622	$1,340	$620	$58	$12,067
Intersegment revenue	—	316	—	—	(316)	—
Revenue	$9,427	$938	$1,340	$620	$(258)	$12,067
Adjusted EBITDA	$2,447	$85	$281	$116	$(795)	$2,134
Depreciation	(379)	(11)	(100)	(50)	(172)	(712)
Amortization of intangible assets	—	—	—	—	(198)	(198)
Stock-based compensation	—	—	—	—	(241)	(241)
Legal reserves, occupancy tax and other	—	—	—	—	(34)	(34)
Restructuring and related reorganization charges	—	—	—	—	(24)	(24)
Realized (gain) loss on revenue hedges	(21)	—	(1)	—	—	(22)
Operating income (loss)	$2,047	$74	$180	$66	$(1,464)	903
Other expense, net						(128)
Income before income taxes						775
Provision for income taxes						(203)
Net income						572
Net income attributable to non-controlling interests						(7)
Net income attributable to Expedia Group, Inc.						$565

	Year ended December 31, 2018
	Core OTA	trivago	Vrbo	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$8,760	$691	$1,171	$601	$—	$11,223
Intersegment revenue	—	393	—	—	(393)	—
Revenue	$8,760	$1,084	$1,171	$601	$(393)	$11,223
Adjusted EBITDA	$2,305	$16	$288	$107	$(746)	$1,970
Depreciation	(344)	(15)	(66)	(47)	(204)	(676)
Amortization of intangible assets	—	—	—	—	(283)	(283)
Impairment of goodwill	—	—	—	—	(86)	(86)
Impairment of intangible assets	—	—	—	—	(42)	(42)
Stock-based compensation	—	—	—	—	(203)	(203)
Legal reserves, occupancy tax and other	—	—	—	—	59	59
Realized (gain) loss on revenue hedges	(24)	—	(1)	—	—	(25)
Operating income (loss)	$1,937	$1	$221	$60	$(1,505)	714
Other expense, net						(229)
Income before income taxes						485
Provision for income taxes						(87)
Net income						398
Net loss attributable to non-controlling interests						8
Net income attributable to Expedia Group, Inc.						$406

	Year ended December 31, 2017
	Core OTA	trivago	Vrbo	Egencia	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$7,881	$752	$906	$521	$—	$10,060
Intersegment revenue	—	414	—	—	(414)	—
Revenue	$7,881	$1,166	$906	$521	$(414)	$10,060
Adjusted EBITDA	$2,057	$5	$202	$95	$(646)	$1,713
Depreciation	(310)	(9)	(40)	(41)	(214)	(614)
Amortization of intangible assets	—	—	—	—	(275)	(275)
Stock-based compensation	—	—	—	—	(149)	(149)
Legal reserves, occupancy tax and other	—	—	—	—	(25)	(25)
Restructuring and related reorganization charges	—	—	—	—	(17)	(17)
Realized (gain) loss on revenue hedges	(8)	—	—	—	—	(8)
Operating income (loss)	$1,739	$(4)	$162	$54	$(1,326)	625
Other income, net						(208)
Income before income taxes						417
Provision for income taxes						(45)
Net income						372
Net loss attributable to non-controlling interests						6
Net income attributable to Expedia Group, Inc.						$378

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017 (1)
	(In millions)
Business Model
Merchant	$6,459	$5,950	$5,394
Agency	3,165	3,010	2,687
Advertising and media	1,103	1,092	1,073
Vrbo	1,340	1,171	906
Total revenue	$12,067	$11,223	$10,060
Service Type
Lodging	$8,472	$7,712	$6,851
Air	869	881	784
Advertising and media	1,103	1,092	1,073
Other(2)	1,623	1,538	1,352
Total revenue	$12,067	$11,223	$10,060
___________________________________

(1)
Results for 2019 and 2018 are presented under the new revenue recognition accounting guidance, which we adopted on January 1, 2018 using the modified retrospective method. Therefore, 2017 results have not been adjusted and continued to be reported under the accounting standards in effect for that period.

(2)
Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business, among other revenue streams, none of which are individually material. Other also includes product revenue of $58 million during the year ended December 31, 2019 related to our acquisition of Bodybuilding.com.

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

Geographic Information
The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale with the exception of trivago, which has all been allocated to Germany, the location of its corporate headquarters, for the years ended December 31, 2019, 2018 and 2017. No sales to an individual country other than the United States accounted for more than 10% of revenue for the presented years.

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Revenue
United States	$6,869	$6,202	$5,542
All other countries	5,198	5,021	4,518
	$12,067	$11,223	$10,060

The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
	(In millions)
Property and equipment, net
United States	$2,038	$1,571
All other countries	160	306
	$2,198	$1,877

NOTE 21 — Valuation and Qualifying Accounts
The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees.

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts(1)	Deductions	Balance at End of Period
	(In millions)
2019
Allowance for doubtful accounts	$34	$25	$(3)	$(15)	$41
Other reserves	19				19
2018
Allowance for doubtful accounts	$31	$27	$(8)	$(16)	$34
Other reserves	22				19
2017
Allowance for doubtful accounts	$25	$19	$1	$(14)	$31
Other reserves	24				22
___________________________________

(1)	Charges to other accounts primarily relates to amounts acquired through acquisitions, net translation adjustments, and reclassifications.
NOTE 22 — Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
	(In millions, except per share data)
Year ended December 31, 2019
Revenue	$2,747	$3,558	$3,153	$2,609
Operating income (loss)	160	609	265	(131)
Net income (loss) attributable to Expedia Group, Inc	76	409	183	(103)
Basic earnings (loss) per share(1)	$0.52	$2.77	$1.23	$(0.69)
Diluted earnings (loss) per share(1)	0.52	2.71	1.21	(0.69)
Year ended December 31, 2018
Revenue	$2,559	$3,276	$2,880	$2,508
Operating income (loss)	96	672	111	(165)
Net income (loss) attributable to Expedia Group, Inc.(2)	17	525	1	(137)
Basic earnings (loss) per share(1)	$0.11	$3.51	$0.01	$(0.91)
Diluted earnings (loss) per share(1)	0.11	3.43	0.01	(0.91)
___________________________________

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(2)	During the fourth quarter of 2018, we recognized a $25 million impairment charge related to goodwill as well as a $42 million impairment charge related to indefinite lived intangible assets.
NOTE 23 — Guarantor and Non-Guarantor Supplemental Financial Information
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
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$9,463	$2,929	$(325)	$12,067
Costs and expenses:
Cost of revenue	—	1,569	616	(22)	2,163
Selling and marketing	—	4,666	1,772	(303)	6,135
Technology and content	—	1,247	516	—	1,763
General and administrative	—	557	290	—	847
Amortization of intangible assets	—	117	81	—	198
Legal reserves, occupancy tax and other	—	16	18	—	34
Restructuring and related reorganization charges	—	13	11	—	24
Intercompany (income) expense, net	2	856	(858)	—	—
Operating income	(2)	422	483	—	903
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	702	372	—	(1,074)	—
Other, net	(176)	39	9	—	(128)
Total other income (expense), net	526	411	9	(1,074)	(128)
Income before income taxes	524	833	492	(1,074)	775
Provision for income taxes	41	(129)	(115)	—	(203)
Net income	565	704	377	(1,074)	572
Net (income) loss attributable to non-controlling interests	—	3	(10)	—	(7)
Net income attributable to Expedia Group, Inc.	$565	$707	$367	$(1,074)	$565
Comprehensive income attributable to Expedia Group, Inc.	$568	$696	$359	$(1,055)	$568

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$8,650	$2,973	$(400)	$11,223
Costs and expenses:
Cost of revenue	—	1,436	550	(21)	1,965
Selling and marketing	—	4,153	1,993	(379)	5,767
Technology and content	—	1,143	474	—	1,617
General and administrative	—	515	293	—	808
Amortization of intangible assets	—	174	109	—	283
Impairment of goodwill	—	—	86	—	86
Impairment of intangibles	—	42	—	—	42
Legal reserves, occupancy tax and other	—	(60)	1	—	(59)
Intercompany (income) expense, net	—	808	(808)	—	—
Operating income	—	439	275	—	714
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	549	209	—	(758)	—
Other, net	(187)	(81)	39	—	(229)
Total other income, net	362	128	39	(758)	(229)
Income before income taxes	362	567	314	(758)	485
Provision for income taxes	44	(12)	(119)	—	(87)
Net income	406	555	195	(758)	398
Net loss attributable to non-controlling interests	—	2	6	—	8
Net income attributable to Expedia Group, Inc.	$406	$557	$201	$(758)	$406
Comprehensive income attributable to Expedia Group, Inc.	$338	$459	$103	$(562)	$338

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Revenue	$—	$7,662	$2,817	$(419)	$10,060
Costs and expenses:
Cost of revenue	—	1,343	431	(17)	1,757
Selling and marketing	—	3,715	1,985	(402)	5,298
Technology and content	—	991	396	—	1,387
General and administrative	—	409	267	—	676
Amortization of intangible assets	—	182	93	—	275
Legal reserves, occupancy tax and other	—	25	—	—	25
Restructuring and related reorganization charges	—	5	12	—	17
Intercompany (income) expense, net	—	695	(695)	—	—
Operating income	—	297	328	—	625
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	493	336	—	(829)	—
Other, net	(179)	(60)	31	—	(208)
Total other income (expense), net	314	276	31	(829)	(208)
Income before income taxes	314	573	359	(829)	417
Provision for income taxes	64	(67)	(42)	—	(45)
Net income	378	506	317	(829)	372
Net loss attributable to non-controlling interests	—	1	5	—	6
Net income attributable to Expedia Group, Inc.	$378	$507	$322	$(829)	$378
Comprehensive income attributable to Expedia Group, Inc.	$509	$698	$564	$(1,262)	$509

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Total current assets	$443	$7,416	$2,588	$(2,712)	$7,735
Investment in subsidiaries	11,345	3,297	—	(14,642)	—
Intangible assets, net	—	1,414	390	—	1,804
Goodwill	—	6,366	1,761	—	8,127
Other assets, net	—	2,540	1,248	(38)	3,750
TOTAL ASSETS	$11,788	$21,033	$5,987	$(17,392)	$21,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$2,063	$9,097	$2,266	$(2,712)	$10,714
Long-term debt, excluding current maturities	4,189	—	—	—	4,189
Other long-term liabilities	—	506	494	(38)	962
Redeemable non-controlling interests	—	15	—	—	15
Stockholders’ equity	5,536	11,415	3,227	(14,642)	5,536
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,788	$21,033	$5,987	$(17,392)	$21,416
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Total current assets	$402	$5,261	$2,137	$(2,603)	$5,197
Investment in subsidiaries	10,615	3,425	—	(14,040)	—
Intangible assets, net	—	1,520	472	—	1,992
Goodwill	—	6,366	1,754	—	8,120
Other assets, net	—	1,840	913	(29)	2,724
TOTAL ASSETS	$11,017	$18,412	$5,276	$(16,672)	$18,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$1,649	$7,396	$1,618	$(2,603)	$8,060
Long-term debt, excluding current maturities	3,717	—	—	—	3,717
Other long-term liabilities	—	320	284	(29)	575
Redeemable non-controlling interests	—	17	13	—	30
Stockholders’ equity	5,651	10,679	3,361	(14,040)	5,651
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,017	$18,412	$5,276	$(16,672)	$18,033

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$2,113	$654	$2,767
Investing activities:
Capital expenditures, including internal-use software and website development	—	(1,058)	(102)	(1,160)
Purchases of investments	—	(1,280)	(66)	(1,346)
Sales and maturities of investments	—	816	36	852
Acquisitions, net of cash and restricted cash acquired	—	80	—	80
Transfers (to) from related parties	(351)	296	55	—
Other, net	—	21	—	21
Net cash used in investing activities	(351)	(1,125)	(77)	(1,553)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	1,231	—	—	1,231
Payment of Liberty Expedia Exchangeable Debentures	—	(400)	—	(400)
Purchases of treasury stock	(743)	—	—	(743)
Payment of dividends to stockholders	(195)	—	—	(195)
Proceeds from exercise of equity awards and employee stock purchase plan	301	—	—	301
Changes in controlled subsidiaries, net	—	(17)	(11)	(28)
Transfers (to) from related parties	(242)	443	(201)	—
Other, net	(1)	11	(1)	9
Net cash provided by (used in) financing activities	351	37	(213)	175
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	—	8	(5)	3
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	—	1,033	359	1,392
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of year	—	1,190	1,515	2,705
Cash, cash equivalents, and restricted cash and cash equivalents at end of year	$—	$2,223	$1,874	$4,097

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$1,248	$727	$1,975
Investing activities:
Capital expenditures, including internal-use software and website development	—	(752)	(126)	(878)
Purchases of investments	—	(1,720)	(83)	(1,803)
Sales and maturities of investments	—	2,063	74	2,137
Acquisitions, net of cash and restricted cash acquired	—	(53)	—	(53)
Transfers (to) from related parties	—	(86)	86	—
Other, net	—	35	3	38
Net cash used in investing activities	—	(513)	(46)	(559)
Financing activities:
Payment of long-term debt	(500)	—	—	(500)
Purchases of treasury stock	(923)	—	—	(923)
Proceeds from issuance of treasury stock	31	—	—	31
Payment of dividends to stockholders	(186)	—	—	(186)
Proceeds from exercise of equity awards and employee stock purchase plan	166	—	—	166
Changes in controlled subsidiaries, net	—	—	(62)	(62)
Transfers (to) from related parties	1,415	(785)	(630)	—
Other, net	(3)	(10)	(2)	(15)
Net cash used in financing activities	—	(795)	(694)	(1,489)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	(71)	(68)	(139)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	—	(131)	(81)	(212)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of year	—	1,321	1,596	2,917
Cash, cash equivalents, and restricted cash and cash equivalents at end of year	$—	$1,190	$1,515	$2,705

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$—	$1,312	$533	$1,845
Investing activities:
Capital expenditures, including internal-use software and website development	—	(546)	(164)	(710)
Purchases of investments	—	(1,222)	(589)	(1,811)
Sales and maturities of investments	—	875	221	1,096
Acquisitions, net of cash acquired	—	(168)	(1)	(169)
Transfers (to) from related parties	—	(5)	5	—
Other, net	—	7	6	13
Net cash used in investing activities	—	(1,059)	(522)	(1,581)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	990	—	—	990
Purchases of treasury stock	(312)	—	—	(312)
Payment of dividends to stockholders	(176)	—	—	(176)
Proceeds from exercise of equity awards and employee stock purchase plan	228	—	1	229
Changes in controlled subsidiaries, net	—	—	(18)	(18)
Transfers (to) from related parties	(725)	605	120	—
Other, net	(5)	(15)	(5)	(25)
Net cash provided by financing activities	—	590	98	688
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	36	111	147
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	—	879	220	1,099
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of year	—	442	1,376	1,818
Cash, cash equivalents, and restricted cash and cash equivalents at end of year	$—	$1,321	$1,596	$2,917